Form 10-Q
period 2005-06-30
GENCO SHIPPING & TRADING LTD
filed 2005-08-18
CIK 1326200

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

                       Commission file number ___________

                                 --------------

                        GENCO SHIPPING & TRADING LIMITED
                        --------------------------------
             (Exact name of registrant as specified in its charter)

  Republic of the Marshall Islands                             98-043-9758
  --------------------------------                             -----------
    (State or other jurisdiction                             (I.R.S. Employer
    incorporation or organization)                          Identification No.)


                     35 West 56th Street, New York, NY 10019
                    (Address of principal executive offices)
                                                                  (Zip Code)

                                 (646) 443-8550
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes             No    X
                                    -------         --------

Indicate by checkmark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes           No    X
                                      -------       --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of July 21, 2005:

Common stock, $0.01 per share 25,260,000 shares.

================================================================================

                        Genco Shipping & Trading Limited
                  Form 10-Q for the Quarter Ended June 30, 2005

                                      Index
                                      -----

                                                                           Page

                          PART I. FINANCIAL INFORMATION

        Item 1.Financial Statements

               a) Consolidated Balance Sheets - June 30, 2005
                  (unaudited) and December 31, 2004                           3

               b) Consolidated Statements of Operations
                  (unaudited) -
                  Three and Six Months Ended June 30, 2005                    4

               c) Consolidated Statement of Shareholder's
                  Equity (unaudited) - Six Months Ended
                  June 30, 2005                                               5

               d) Consolidated Statement of Cash Flows
                  (unaudited) - Six Months Ended June 30, 2005                6

               e) Notes to Consolidated Financial Statements                  7

        Item 2. Management's Discussion and Analysis of
                Financial Position and Results of Operations                 15

        Item 3. Quantitative and Qualitative Disclosures about
                Market Risk                                                  29

        Item 4. Control and Procedures                                       29

                            PART II OTHER INFORMATION

        Item 1. Legal Proceedings                                            29

        Item 2. Unregistered Sales of Equity Securities and
                Use of Proceeds                                              29

        Item 3. Defaults Upon Senior Securities                              29

        Item 4. Submission of Matters to a Vote of Security Holders          29

        Item 5. Other Information                                            29

        Item 6. Exhibits                                                     30


                        Genco Shipping & Trading Limited
              (A Wholly Owned Subsidiary of Fleet Acquisition LLC)
           Consolidated Balance Sheets as of June 30, 2005 (Unaudited)
                              And December 31, 2004
                           (U.S. Dollars in thousands)

                                                                June 30,        December 31,
                                                                  2005              2004
                                                              -----------       -----------
                                                              (unaudited)

Assets
Current assets:
   Cash and cash equivalents                                    $ 26,222          $  7,431
   Due from charterers                                                43               664
   Prepaid expenses and other current assets                       2,686               434
                                                                --------          --------

Total current assets                                              28,951             8,529
                                                                --------          --------

Non-current Assets:
   Vessels, net of accumulated depreciation of
     $10,068 and $421, respectively                              411,803           148,070
   Deferred drydock, net of accumulated
     depreciation of $4 and $0, respectively                         183              --
   Deferred financing costs, net                                   4,104             4,106
   Other assets                                                      125              --
   Deposits on vessels                                              --              40,923
                                                                --------          --------
   Total non-current assets                                      416,215           193,099

   Total assets                                                 $445,166          $201,628
                                                                ========          ========

Liabilities and Shareholder's Equity
Current liabilities:
   Accounts payable and accrued expenses                        $  1,846          $    845
   Current portion of long term debt                              82,500            23,203
                                                                --------          --------

   Total current liabilities                                      84,346            24,048
                                                                --------          --------

Noncurrent liabilities:
   Deferred revenue                                                3,864             1,643
   Long term debt                                                253,875           102,563
                                                                --------          --------
   Total noncurrent liabilities                                  257,739           104,206
                                                                --------          --------

   Total liabilities                                             342,085           128,254
                                                                --------          --------

Commitments and contingencies

Shareholder's equity:
   Common stock, par value $0.01; 100,000,000
     shares authorized; 13,500,000 issued and
     outstanding                                                     135               135
   Paid in capital                                                75,037            72,332
   Retained earnings                                              27,909               907
                                                                --------          --------

   Total shareholder's equity                                    103,081            73,374
                                                                --------          --------

   Total liabilities and shareholder's equity                   $445,166          $201,628
                                                                ========          ========

          See accompanying notes to consolidated financial statements.

                        Genco Shipping & Trading Limited
              (A Wholly Owned Subsidiary of Fleet Acquisition LLC)
           Consolidated Statements of Operations for the Three and Six
                           Months Ended June 30, 2005
             (U.S. Dollars in Thousands, Except Earnings per Share)

                                                  Three Months      Six Months
                                                      Ended           Ended
                                                 June 30, 2005    June 30, 2005
                                                 -------------    -------------
                                                  (unaudited)      (unaudited)

Revenues                                          $     30,950     $     52,349
                                                  ------------     ------------

Operating expenses:
   Voyage expenses                                       1,020            1,910
   Vessel operating expenses                             3,417            5,432
   General and administrative expenses                     933            1,193
   Management fees                                         478              809
   Depreciation                                          5,670            9,651
                                                  ------------     ------------

   Total operating expenses                             11,518           18,995
                                                  ------------     ------------

Operating income                                        19,432           33,354
                                                  ------------     ------------

Interest income (expense):
   Interest income                                         183              266
   Interest expense                                     (3,998)          (6,618)
                                                  ------------     ------------

   Net interest expense                                 (3,815)          (6,352)
                                                  ------------     ------------
   Net income                                     $     15,617     $     27,002
                                                  ============     ============

Earnings per share-basic                          $       1.16     $       2.00
                                                  ============     ============

Weighted average common shares outstanding          13,500,000       13,500,000
                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                        Genco Shipping & Trading Limited
              (A Wholly Owned Subsidiary of Fleet Acquisition LLC) Consolidated Statement of Shareholder's Equity for the Six Months Ended
                                  June 30, 2005
                           (U.S. Dollars in Thousands)

                                      Common     Paid in    Retained
                                      Stock      Capital    Earnings     Total
                                      -----      -------    --------     -----

Balance--January 1, 2005            $    135    $ 72,332    $    907    $ 73,374

Capital contributions                              2,705                   2,705

Net income                                                    27,002      27,002
                                    --------    --------    --------    --------
Balance--June 30, 2005
(unaudited)                         $    135    $ 75,037    $ 27,909    $103,081
                                    ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

                        Genco Shipping & Trading Limited
              (A Wholly Owned Subsidiary of Fleet Acquisition LLC) Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2005
                           (U.S. Dollars in Thousands)


                                                                    Six Months
                                                                      ended
                                                                  June 30, 2005
                                                                  -------------
                                                                   (Unaudited)

Cash flows from operating activities:
   Net income                                                       $  27,002
   Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                         9,651
   Amortization of deferred financing costs                               413
   Change in assets and liabilities:
   Decrease in due from charterers                                        621
   Increase in prepaid expenses and other current assets               (2,252)
   Increase in accounts payable and accrued expenses                    1,001
   Increase in deferred revenue                                         2,221
   Deferred drydock costs incurred                                       (187)
                                                                    ---------

   Net cash provided by operating activities                           38,470
                                                                    ---------

Cash flows from investing activities:
   Purchase of vessels and equipment, net of deposits                (232,479)
                                                                    ---------

   Net cash used in investing activities                             (232,479)
                                                                    ---------

Cash flows from financing activities:
   Proceeds from bank loan                                            231,234
   Payments to retire bank debt                                       (20,625)
   Deferred financing costs                                              (411)
   Deferred registration costs                                           (103)
   Capital contributions from shareholder                               2,705
                                                                    ---------

   Net cash provided by financing activities                          212,800
                                                                    ---------

Net increase in cash                                                   18,791

Cash at beginning of period                                             7,431
                                                                    ---------

Cash at end of period                                               $  26,222
                                                                    =========

Supplemental disclosure of cash flow information--
   Cash paid during the period for interest                         $   5,003
                                                                    =========

          See accompanying notes to consolidated financial statements.

                        Genco Shipping & Trading Limited
              (A Wholly Owned Subsidiary of Fleet Acquisition LLC)
                           (U.S. Dollars in Thousands)

Notes to Consolidated Financial Statements for the Three and Six Months Ended June 30, 2005

1 - GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Genco Shipping & Trading Limited ("GS&T") and its wholly owned subsidiaries (collectively, the "Company"). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T was incorporated on September 27, 2004 under the laws of the Marshall Islands and is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC, and the 16 ship-owning subsidiaries as set forth below. The Company began operations on December 6, 2004 with the delivery of its first vessel.

The Company agreed to acquire a fleet of 16 drybulk carriers from an unaffiliated third party. As of June 30, 2005, the Company had taken delivery of the all of the vessels as shown below:


Wholly Owned                       Vessels                     Date        Year
Subsidiaries                       Acquired           dwt      Delivered   Built
------------                       --------                    ---------   -----

Genco Reliance Limited .......    Genco Reliance      29,952    12/6/04     1999
Genco Glory Limited ..........    Genco Glory         41,061    12/8/04     1984
Genco Vigour Limited .........    Genco Vigour        73,941    12/15/04    1999
Genco Explorer Limited .......    Genco Explorer      29,952    12/17/04    1999
Genco Carrier Limited ........    Genco Carrier       47,180    12/28/04    1998
Genco Sugar Limited ..........    Genco Sugar         29,952    12/30/04    1998
Genco Pioneer Limited ........    Genco Pioneer       29,952    1/4/05      1999
Genco Progress Limited .......    Genco Progress      29,952    1/12/05     1999
Genco Wisdom Limited .........    Genco Wisdom        47,180    1/13/05     1997
Genco Success Limited ........    Genco Success       47,186    1/31/05     1997
Genco Beauty Limited .........    Genco Beauty        73,941    2/7/05      1999
Genco Knight Limited .........    Genco Knight        73,941    2/16/05     1999
Genco Leader Limited .........    Genco Leader        73,941    2/16/05     1999
Genco Marine Limited .........    Genco Marine        45,222    3/29/05     1996
Genco Prosperity Limited .....    Genco Prosperity    47,180    4/4/05      1997
Genco Trader Limited .........    Genco Trader        69,388    6/7/05      1990

The purchase price of the 16 vessels aggregated to approximately $421,900, which was funded from a portion of the $75,172 generated from GS&T's issuance of common stock to Fleet Acquisition LLC (the "Parent Company" or "Parent"), from the borrowings under the Company's credit facility and from the Company's cash flows from operations.

On July 22, 2005, the Company completed its initial public offering - See Note 8 "Subsequent Events."

Prior to the initial public offering, the Company was 100% owned by the Parent, Fleet Acquisition LLC, a limited liability company organized on November 3, 2004 under the laws of the Marshall Islands. Fleet Acquisition LLC is owned 66.53% by OCM Opportunity (Oaktree Capital Management), 26.63% by Peter Georgiopoulos, and 6.84% by others. Following the initial public offering, the Parent maintains 53.44% ownership in the Company.

The information set forth in these consolidated financial statements for the three and six months ended June 30, 2005 is unaudited and reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position and results of operations of the

Company for the period. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. All dollar amounts, except earnings per share, appearing in these consolidated financial statements are in thousands.

On July 18, 2005, prior to the closing of the public offering of the Company's common stock, the Company's Board of Directors and stockholder approved a split (in the form of a stock dividend giving effect to a 27,000:1 common stock split) of the Company's common stock. All share and per share amounts relating to common stock, included in the accompanying consolidated financial statements and footnotes have been restated to reflect the stock split for all periods presented.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------

Principles of consolidation
---------------------------

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which include the accounts of Genco Shipping & Trading Limited and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Business geographics
---------------------

Non-U.S. operations accounted for 100% of revenues and net income. The Company's vessels regularly move between countries in international waters, over hundreds of trade routes.

Segment reporting
-----------------

The Company reports financial information and evaluates its operations by charter revenues and not by the length of ship employment for its customers, i.e. spot or time charters. The Company does not use discrete financial information to evaluate the operating results for different types of charters. Although revenue can be identified for these types of charters, management cannot and does not separately identify expenses, profitability or other financial information for these charters. As a result, management, including the chief operating decision maker, reviews operating results solely by revenue per day and operating results of the fleet and thus, the Company has determined that it operates under one reportable segment. Furthermore, when the Company charters a vessel to a charterer, the charterer is free to trade the vessel worldwide and, as a result, the disclosure of geographic information is impracticable.

Revenue and voyage expense recognition
--------------------------------------

Since the Company's inception, revenues have been generated from time charter agreements. A time charter involves placing a vessel at the charterer's disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily hire rate. In time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. Time charter revenues are recorded over the term of the charter as service is provided. Revenues are recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. The Company had no performance claims at December 31, 2004 and minimal performance claims at June 30, 2005.

Vessel operating expenses
-------------------------

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, and other miscellaneous expenses. Vessel operating expenses are recognized when incurred.

Vessels, net
------------

Vessels, net are stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard.

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel's remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight ton (lwt). At June 30, 2005 and December 31, 2004, the Company estimated the cost of steel to be approximately $175/lwt.

Deferred drydocking costs
-------------------------

Our vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. We capitalize the costs associated with the drydockings as they occur and depreciate these costs on a straight-line basis over the period between drydockings. Costs capitalized as part of a vessel's drydocking include actual costs incurred at the drydocking yard; cost of fuel consumed between the vessel's last discharge port prior to the drydocking and the time the vessel leaves the drydocking yard; cost of hiring riding crews to perform drydocking-related activities and cost of parts that are reasonably made in anticipation of reducing the duration or cost of the drydocking; cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking.

Inventory
---------

Inventories consist of lubricants, which are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Impairment of long-lived assets
-------------------------------

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including anticipated future charter rates, estimated scrap values, future drydocking costs and estimated vessel operating costs, are included in this analysis.

For the three and six months ended June 30, 2005, no impairment charges were recorded, based on the analysis described above.

Deferred financing costs, net
-----------------------------

Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized over the life of the related debt, which is included in interest expense. Accumulated amortization of deferred financing costs as of June 30, 2005 and December 31, 2004 were $473 and $60, respectively.

Deposits on vessels
-------------------

Deposits on vessels consist of payments made to the seller of vessels in advance of the Company taking possession of the vessel.

Cash and cash equivalents
-------------------------

The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less to be cash equivalents.

Income taxes
------------

Pursuant to the U.S. Internal Revenue Code of 1986 as amended (the "Code"),
Section 883, effective for the Company's fiscal years beginning on or after December 1, 1987, qualified income derived from the international operations of ships is excluded from gross income and exempt from U.S. federal income tax if the company, engaged in the international operation of ships, meets certain requirements. Among other things, in order to qualify, the company must be incorporated in a country which grants an equivalent exemption to U.S. citizens and corporations and must satisfy certain qualified ownership requirements.

The Company is incorporated in the Marshall Islands. Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.

The Marshall Islands has been officially recognized by the Internal Revenue Service as a qualified foreign country that currently grants the requisite equivalent exemption from tax.

Unless exempt from United States federal income taxation under the rules discussed above, a foreign corporation is subject to United States federal income taxation on its "shipping income" that is treated as derived from sources within the United States, to which we refer as "United States source shipping income." For these purposes "shipping income" means any income that is derived from the use of vessels, from the hiring or leasing of vessels for use on a time voyage, from the participation in a pool, partnership, strategic alliance, joint operating agreement, code sharing arrangement or other joint venture it directly or indirectly owns or participates in that generates such income, or from the performance of services directly related to those uses. For tax purposes, "United States source shipping income" includes (i) 50% of shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States and (ii) 100% of shipping income that is attributable to transportation that both begins and ends in the United States.

In October 2004, the U.S. Congress enacted the American Jobs Creation Act of 2004. The Act provided for certain changes in the taxation of U.S.-owned shipping companies. The Company does not believe that such changes will impact its exemption from taxation of its U.S. operations.

Deferred revenue
----------------

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income in the appropriate future periods.

Accounting estimates
--------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include vessel and drydock valuations and the valuation of due from charterers. Actual results could differ from those estimates.

Concentration of credit risk
----------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk are trade receivables. With respect to accounts receivable, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. Although the Company earned 100% of revenues from ten customers, management does not believe significant risk exists in connection with the Company's concentrations of credit at June 30, 2005.

Fair value of financial instruments
-----------------------------------

The estimated fair values of the Company's financial instruments approximate their individual carrying amounts as of June 30, 2005 and December 31, 2004 due to their short-term maturity or the variable-rate nature of the respective borrowings.

Earnings per share
------------------

Earnings per share has been calculated by dividing the net income by weighted average number of common shares outstanding during the period. There is no dilution for the three and six months ended June 30, 2005.

New accounting pronouncements
-----------------------------

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB 25. This Statement will be effective as of the beginning of the first fiscal year that begins after June 15, 2005.

Entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply this revised Statement using a modified version of prospective application. Under this transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost is recognized on or after the required effective date based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The adoption of SFAS No. 123R will not have a material impact on the Company's financial statements.

3 - DEPOSITS ON VESSELS
-----------------------

Under the terms of the purchase agreement between the company and an unaffiliated seller, the Company was required to make a deposit of 15% of the purchase price for each vessel to be acquired for its initial fleet. The deposit for each vessel is applied towards the purchase price of that vessel on the acquisition date. As of June 30, 2005 there were no vessel deposits remaining and at December 31, 2004, deposits held for the subsequent purchase of the remaining ten vessels were $40,923.

4 - RELATED PARTY TRANSACTIONS
------------------------------

The following are related party transactions not disclosed elsewhere in these financial statements:

In April 2005, the Company began renting office space as its principal executive offices in a building currently leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman of the Board. There is no lease agreement between the Company and GenMar Realty LLC. The Company currently pays an occupancy fee on a month-to-month basis in the amount of $55. For the three and six months ended June 30, 2005, the Company incurred $110 and $110, respectively.

During the three and six months ended June 30, 2005, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $13 and $120 from Constantine Georgiopoulos, father of Peter C. Georgiopoulos, Chairman of the Board. At June 30, 2005 and December 31, 2004, $13 and $83, respectively, were outstanding to Constantine Georgiopoulos.

The Company has obtained an insurance policy through Leeds & Leeds Company Inc., a broker. Leeds & Leeds Company Inc. currently holds less than 0.1% ownership in the Parent. The Company incurred $681 and $1,042 of insurance expense to them for the three and six months ended June 30, 2005, respectively.

5 - LONG-TERM DEBT
------------------

Long-term debt consists of the following:

                                                     June 30,    December 31,
                                                       2005         2004
                                                     -------     -----------
                                                   (unaudited)

 Term Loan.....................................      $336,375     $125,766
 Less: Current portion of long-term debt.......        82,500       23,203
                                                     --------     --------
 Long-term debt................................      $253,875     $102,563

On December 3, 2004 the Company entered into a credit facility ("2004 Credit Facility") with a limit of $357,000 with a group of lender banks. The loan has a five-year maturity at a rate of LIBOR plus 1.375% per year until $100,000 has been repaid and thereafter at LIBOR plus 1.250%. In the event of late principal payments, additional interest charges will be incurred. The following table sets forth our contractual obligations and the maturity dates as of:

 Period Ending December 31,                                          Total

 2005 (July 1, 2005 to December 31, 2005)...................       $41,250
 2006.......................................................        82,500
 2007.......................................................        43,125
 2008.......................................................        30,000
 2009.......................................................        30,000
 Thereafter.................................................       109,500
                                                                  --------
                                                                  $336,375
                                                                  ========

The December 2004 Credit Facility is secured by a first priority mortgage on each of the vessels in the Company's fleet and a first assignment of all freights, earnings and insurances. The terms and conditions of the 2004 Credit Facility require compliance with certain restrictive covenants. Under the credit facility, the Company is required to maintain certain financial covenants requiring among other things to ensure that, the aggregate market value of the vessels in the fleet that secure the obligation under the 2004 Credit Facility exceed the aggregate principal amount of debt outstanding under the 2004 Credit Facility and maintain certain ratios such as: interest coverage ratios and maximum leverage ratios. In addition, the Company must employ all vessels under a fixed rate charter for a term ending no sooner than 24 months immediately following the vessel's purchase and maintain certain minimum funding requirements from the Parent. Vessel charterers must be approved by the lenders under the original credit facility.

The Company failed to comply with such covenants by employing certain vessels under fixed-rate charters for terms ending sooner than 24 months immediately following the vessel's purchase. The Company received a waiver in May 2005 that deemed all charters entered into to be in compliance with the covenant for chartering except for the Genco Leader. Additionally, the Company took delivery of the Genco Trader in June 2005 and the Company established a fixed-rate charter with terms less than 24 months. In July 2005, the Company received waivers extending the required compliance date of the Genco Leader and Genco Trader through December 31, 2005.

The Company was obligated to receive a minimum amount of funding from the Parent on the earlier of December 15, 2004 or the delivery of the fourth vessel. On December 15, 2004, the Company was underfunded from its parent by $2,705. In
May 2005, the Company received a waiver for the underfunding through May 31, 2005. The Parent made the required capital contribution in May 2005.

Interest rates during the three and six months ended June 30, 2005 averaged 4.48% and 4.382%, respectively, and ranged from 4.125% to 4.563% during the three months ended June, 30, 2005 and ranged from 3.688% to 4.563% for the six months ended June 30, 2005.

6 - REVENUE FROM TIME CHARTERS
------------------------------

Total revenue earned on time charters for the three and six months ended June 30, 2005 was $30,950 and $52,349, respectively. Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of June 30, 2005 will be $57,960 during the remaining six months of 2005, $100,697 during 2006 and $5,330 during 2007.

7 - LEGAL PROCEEDINGS
---------------------

From time to time the Company will be subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company, its financial condition, results of operations or cash flows.

8 - SUBSEQUENT EVENTS
---------------------

On July 22, 2005, the Company offered 11,760,000 shares at $21 dollars per share resulting in gross proceeds of $246,960. After considering the underwriting commissions and other registration expenses, the Company netted approximately $230,142 which was used to repay debt under the credit facility which the Company operated under through July 29, 2005.

Subsequent to the initial public offering, the Company entered into a new credit facility as of July 29, 2005. The new credit facility is with a syndicate of commercial lenders consisting of Nordea Bank Finland Plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citigroup Global Markets Limited. The credit facility has been used to refinance the outstanding indebtedness under the original credit facility, and will be used in the future to acquire additional vessels and for working capital requirements. Under the terms of the new credit facility, borrowings in the amount of $106,233 were used to repay indebtedness under the original facility. After the initial borrowings under the new facility, $343,767 remains available to fund future vessel acquisitions, and the Company may borrow up to $20,000 of the $343,767 for working capital purposes.

The new credit facility has a term of ten years. The facility permits borrowings up to 65% of the value of the vessels that secure the obligations under the new credit facility up to the facility limit, provided that conditions to drawdown are satisfied. The facility limit is $450,000 for a period of six years. Thereafter, the facility limit is reduced by an amount equal to 8.125% of the total commitment, semi-annually over a period of four years and is reduced to $0 on the tenth anniversary.

The obligations under the credit facility are secured by a first priority mortgage on each of the vessels in our fleet as well as any future vessel acquisitions pledged as collateral and funded by the new credit facility. The new credit facility is also secured by a first priority security interest in earnings and insurance proceeds related to the collateral vessels. The Company may grant additional security from time to time.

Interest on the amounts drawn is payable at the rate of 0.95% per annum over LIBOR until the fifth anniversary of the closing of the new credit facility and 1.00% per annum over LIBOR thereafter. The Company is also obligated to pay a commitment fee equal to 0.375% per annum on any undrawn amounts available under the facility. On July 29, 2005, the Company paid an arrangement fee to the Lender of $2,700 which equates to 0.6% of the total commitment of $450,000.

Under the terms of the new credit facility, the Company will be permitted to pay or declare dividends so long as no default or event of default has occurred and is continuing or would result from such declaration or payment.

The new credit facility has certain covenants that require among other things to ensure that the fair market value of the collateral vessels maintains a certain multiple as compared to the outstanding indebtedness; maintain a certain ratio of total indebtedness to total capitalization; maintain a certain ratio of earnings before interest, taxes, depreciation and amortization to interest expense; and maintain working capital liquidity in an amount of not less than $500 per vessel securing the borrowings.

In July 2005, the Company approved an equity incentive plan allowing for the issuance of up to 2,000,000 shares of common stock to our officers, key employees and directors.

During the third quarter the remaining unamortized deferred financing costs of $4,104 at June 30, 2005 will be expensed as the original credit facility has been repaid and replaced with our new facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management's current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; and other factors listed from time to time in our public filings with the Securities and Exchange Commission including, without limitation, the Registration Statement on Form S-1, as amended, for our initial public offering (See Registration Statement No. 333-124718). Our ability to pay dividends in any period will depend upon factors including the limitations under our loan agreements, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary.

The following management's discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this 10-Q. Due to our short period of operation, we do not have comparable historical data available for the three months and six months ended June 30, 2005. Therefore, the following management discussion compares the results for the three months ended March 31, 2005 with the results for the three months ended June 30, 2005 wherever applicable.

General
-------

We are a newly formed Marshall Islands company incorporated in September 2004 to transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. Half of the vessels in our fleet are younger than six years old. Our fleet consists of five Panamax, six Handymax and five Handysize drybulk carriers, with an aggregate carrying capacity of approximately 790,000 dwt. The average age of our fleet was approximately eight years as of June 30, 2005 as compared to the average age for the world fleet of approximately 16 years for the drybulk shipping segments in which we compete. All of the vessels in our fleet are on time charters to reputable charterers, including Lauritzen Bulkers A/S ("Lauritzen Bulkers"), Cargill International S.A. ("Cargill"), Hyundai Merchant Marine Cc. Ltd. ("HMMC"), BHP Billiton Marketing AG ("BHP"), Dampskibsselskabet "Norden" A/S ("DS Norden"), E D & F Man Shipping Limited ("EDF Man Shipping"), and NYK Bulkship Europe ("NYK Europe"). With the exception of the Genco Leader and the Genco Trader, our vessels are fixed on long-term time charters for terms greater than one year that expire (assuming the option periods in the time charters are not exercised) between August 2006 and March 2007.

We acquired our fleet of 16 drybulk carriers free of any existing time charter. Each vessel in our fleet was delivered to us on the date specified in the following chart:

 Vessel Acquired  Date Delivered      Class      Year Built
 ---------------  --------------      -----      ----------

 Genco Reliance       12/6/04       Handysize       1999
 Genco Glory          12/8/04       Handymax        1984
 Genco Vigour        12/15/04        Panamax        1999
 Genco Explorer      12/17/04       Handysize       1999
 Genco Carrier       12/28/04       Handymax        1996
 Genco Sugar         12/30/04       Handysize       1998
 Genco Pioneer        1/4/05        Handysize       1999
 Genco Progress       1/12/05       Handysize       1999
 Genco Wisdom         1/13/05       Handymax        1997
 Genco Success        1/31/05       Handymax        1997
 Genco Beauty         2/7/05         Panamax        1999
 Genco Knight         2/16/05        Panamax        1999
 Genco Leader         2/16/05        Panamax        1999
 Genco Marine         3/29/05       Handymax        1996
 Genco Prosperity     4/4/05        Handymax        1997
 Genco Trader         6/7/05         Panamax        1990

We intend to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow. In connection with this growth strategy, we negotiated a new credit facility that has been used to refinance the outstanding indebtedness under our original credit facility remaining after application of a portion of the net proceeds of the public offering as described in Note 8 ("Subsequent Events") in the above financial statements.

Our management team and our other employees are responsible for the commercial and strategic management of our fleet. Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters and voyage charters, and monitoring the performance of our vessels under their charters. Strategic management includes locating, purchasing, financing and selling vessels. We intend to use the services of reputable independent technical managers for the technical management of our fleet. We currently contract with Wallem, an independent technical manager, to provide technical management at a lower cost than we believe would be possible in-house. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Members of our New York City-based management team oversee the activities of our independent technical manager. The management team is led by our President, Robert Gerald Buchanan, who has 40 years of experience in the shipping industry and most recently served as the managing director of Wallem. Mr. Buchanan has a broad range of experience, most recently as a senior executive involved in ship management operations and engineering. Our Chief Financial Officer, John C. Wobensmith, has over 11 years of experience in the shipping industry, with a concentration in shipping finance.

Factors affecting our results of operations
-------------------------------------------

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three months and six months ended June 30, 2005. Because all of our vessels have operated on time charters, our TCE rates equal our time charter rates less any brokerage commissions paid by us to unaffiliated parties.

                                                   For the
                                                three months        For the
                                                    ended       six months ended
                                                June 30, 2005     June 30, 2005
                                                -------------   ----------------

 Fleet Data:
 Ownership days (1)
Panamax                                              387.9             618.6
Handymax                                             543.0             863.7
Handysize                                            455.0             890.9

  Total                                            1,385.9           2,373.2

 Available days (2)
Panamax                                              385.6             613.2
Handymax                                             542.0             860.4
Handysize                                            455.0             890.1

  Total                                            1,382.6           2,363.7

 Operating days (3)
Panamax                                              384.6             606.1
Handymax                                             535.1             852.2
Handysize                                            452.3             887.4

  Total                                            1,372.0           2,345.7

 Fleet  utilization (4)
Panamax                                               99.7%             98.8%
Handymax                                              98.7%             99.0%
Handysize                                             99.4%             99.7%
  Fleet average                                       99.2%             99.2%

                                                 For the
                                              three months          For the
                                                  ended         six months ended
                                              June 30, 2005      June 30, 2005
                                              -------------     ----------------
                                                       (U.S. dollars)
 Average Daily Results:
 Time Charter Equivalent (5)
Panamax                                        $  27,456          $  27,745
Handymax                                          21,446             21,235
Handysize                                         16,965             17,027
  Fleet average                                   21,648             21,339
 Daily vessel operating
  expenses (6)
Panamax                                        $   2,565          $   2,542
Handymax                                           2,503              2,285
Handysize                                          2,335              2,117
  Fleet average                                    2,465              2,289

Definitions
-----------

In order to understand our discussion of our results of operations, it is important to understand the meaning of the following terms used in our analysis and the factors that influence our results of operations.

(1) Ownership days. We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

(2) Available days. We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. Companies in the shipping industry generally use available days to measure the number of days in a period during which vessels should be capable of generating revenues.

(3) Operating days. We define operating days as the number of our available days in a period less the aggregate number of days that our vessels are off-hire due to unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

(4) Fleet utilization. We calculate fleet utilization by dividing the number of our operating days during a period by the number of our available days during the period. The shipping industry uses fleet utilization to measure a company's efficiency in finding suitable employment for its vessels and minimizing the number of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning.

(5) TCE rates. We define TCE rates as our revenues (net of voyage expenses) divided by the number of our available days during the period, which is consistent with industry standards. TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts.

(6) Daily vessel operating expenses. We define daily vessel operating expenses to include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance (excluding drydocking), the costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses. Daily vessel operating expenses are calculated by dividing vessel operating expenses by ownership days for the relevant period.

Operating data
--------------

The following discusses our operating income and net income for the three and six months ended June 30, 2005.


                                                      For the           For the
                                                three months ended   six months ended
                                                   June 30, 2005      June 30, 2005
                                                   -------------      -------------
                                                (U.S. dollars in thousands, except for
                                                          per share amounts)

 Income Statement Data:
 Revenues                                            $  30,950          $  52,349
                                                     ---------          ---------
Operating Expenses:
Voyage expenses                                          1,020              1,910
Vessel operating expenses                                3,417              5,432
General and administrative expenses                        933              1,193
Management fees                                            478                809
                                                     ---------          ---------
Depreciation                                             5,670              9,651
                                                     ---------          ---------

  Total operating expenses                              11,518             18,995
                                                     ---------          ---------

 Operating income                                       19,432             33,354
 Net interest expense                                   (3,815)            (6,352)
                                                     ---------          ---------

  Net income                                         $  15,617          $  27,002
                                                     =========          =========

  Earnings per share--Basic (1)                      $    1.16          $    2.00
                                                     =========          =========

                                              June 30, 2005   December 31, 2004
                                              -------------   -----------------
                                                (U.S. dollars in thousands)

 Balance Sheet Data:
 Cash                                           $  26,222        $   7,431
 Total assets                                     445,166          201,628
 Total debt (current and long-term)               336,375          125,766
 Total shareholder's equity                       103,081           73,374

                                                               For the
                                                           six months ended
                                                            June 30, 2005
                                                            -------------
                                                          (U.S. dollars in
                                                              thousands)

Cash Flow Data:
Net cash flow provided by operating activities                $  38,470
Net cash flow used in investing activities                     (232,479)
Net cash provided by financing activities                       212,800

EBITDA (2)                                                       43,005

(1) Gives effect to a 27,000:1 approved stock split in the form of a stock dividend, which results in weighted average outstanding shares of 13,500,000 for the period.

(2) EBITDA represents net income plus net interest expense, income tax expense, depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in consolidating monthly internal financial statements and it is presented for review at our board meetings. EBITDA is also used by our lenders in certain loan covenants. For these reasons, we believe that EBITDA is a useful measure to present to our investors. EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company's operating performance required by U.S. GAAP. EBITDA is not a source of liquidity or cash flows as shown in our consolidated statement of cash flows. The definition of EBITDA used here may not be comparable to that used by other companies.

                                        For the             For the
                                   three months ended    six months ended
                                     June 30, 2005        June 30, 2005
                                   ------------------    ----------------
                                        (U.S. dollars in thousands)

 Net income                            $15,617               $27,002
 Net interest expense                    3,815                 6,352
 Income tax expense                         --                    --
 Depreciation                            5,670                 9,651
                                       -------               -------
  EBITDA                               $25,102               $43,005

Results of operations
---------------------

Revenues
--------

Our revenues are driven primarily by the number of vessels in our fleet, the number of days during which our vessels operate and the amount of daily charterhire rates that our vessels earn under charters, that, in turn, are affected by a number of factors, including:

o     the duration of our charters;

o     our decisions relating to vessel acquisitions and disposals;

o     the amount of time that we spend positioning our vessels;

o     the amount of time that our vessels spend in drydock undergoing repairs;

o     maintenance and upgrade work;

o     the age, condition and specifications of our vessels;

o     levels of supply and demand in the drybulk shipping industry; and

o     other factors affecting spot market charter rates for drybulk carriers.

We are a newly organized company, and took delivery of our first six vessels in December 2004. The remaining ten vessels of our fleet were delivered in the first six months of 2005, eight in the first quarter and two in the second quarter. The increase in the size of our fleet has enabled us to grow our revenues significantly and to increase our ownership, available and operating days. We believe that the relatively young age of the vessels in our fleet, combined with the effectiveness of the measures that we have undertaken to minimize periods during which our vessels are off-hire, including effective maintenance programs and experienced crew selection, should enable us to maintain relatively high vessel utilization rates.

For the three-month period ended March 31 and June 30, 2005, revenues were $21.4 million and $31.0 million, respectively, and consisted of charter payments for our vessels. The increase in revenues was attributable to the delivery of the final two vessels under our original fleet purchase agreement along with a full quarter of operation for the vessels delivered during the first quarter of 2005.

The average TCE rate of our fleet for the three-months ended March 31 and June 30, 2005 increased from $20,904 a day to $21,648 a day, respectively. The increase was associated primarily with profits generated from the difference in bunker prices at the time we took delivery of the vessels from COFCO versus our delivery of the vessels under their initial long-term time charters.

For the three-months ended March 31 and June 30, 2005, we had ownership days of
987.3 and 1,385.9 days, respectively. The increase in the number of ownership days was a result of the delivery of additional vessels during the first and second quarter of 2005. During the same periods, our fleet utilization was unchanged at 99.2%.

The following table sets forth information about the charters in our fleet as of June 30, 2005:


                        Time Charter
Vessel                    Rate (1)            Charterer              Charter Expiration (2)
------                    --------            ---------              ----------------------

Genco Beauty            $    29,000       Cargill                         February 2007
Genco Knight                 29,000       BHP                              January 2007
Genco Leader                 27,500(3)    Cargill                             July 2005
Genco Vigour                 29,000       BHP                             December 2006
Genco Trader                 17,350       STX Pan Ocean Co., Ltd.             July 2005
Genco Success                23,850       Korea Line Corporation           January 2007
Genco Carrier                24,000       DBCN Corporation                December 2006
Genco Prosperity             23,000       DS Norden                          March 2007
Genco Wisdom                 24,000       HMMC                             January 2007
Genco Marine                 26,000(4)    NYK Europe                         March 2007
Genco Glory                  18,250       EDF Man Shipping                December 2006
Genco Explorer               17,250       Lauritzen Bulkers                 August 2006
Genco Pioneer                17,250       Lauritzen Bulkers              September 2006
Genco Progress               17,250(5)    Lauritzen Bulkers              September 2006
Genco Reliance               17,250       Lauritzen Bulkers                 August 2006
Genco Sugar                  17,250       Lauritzen Bulkers                 August 2006

------------------
(1) Time charter rates presented are the gross daily charterhire rates before the payments of brokerage commissions ranging from 1.25% to 5% to unaffiliated third parties. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents' fees and canal dues.

(2) The dates presented on this table represent the earliest dates that our charters may be terminated. Except with respect to the Genco Trader and Genco Leader charters, under the terms of the contracts, charterers are entitled to extend time charters from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(3) Rate is $27,500 if discharge is between Singapore and Japan or $27,000 if discharge is elsewhere in Southeast Asia, that is, Indonesia, Malaysia, the Philippines or Thailand.

(4) The time charter rate is $26,000 until March 2006 and $18,000 thereafter.

(5) The time charter rate was $21,560 through March 2005 and $17,250 thereafter.

For the six-months ended June 30, 2005, we had ownership days of 2,373.2. Our fleet utilization also remained unchanged at 99.2%.

Voyage expenses
---------------

We incur voyage expenses that include port and canal charges, fuel (bunker) expenses and brokerage commissions payable to unaffiliated parties. Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the vessel owner. Currently, we do not incur port and canal charges and bunker expenses related to the consumption of bunkers as part of our vessels' overall expenses, because all of our vessels are employed under time charters that require the charterer to bear all of those expenses.

As is common in the shipping industry, we pay brokerage commissions ranging from 1 1/4% to 5% of the total daily charterhire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter. We believe that the amounts and the structures of our commissions are consistent with industry practices.

For the three-months ended March 31, and June 30, 2005, voyage expenses were $.9 and $1.0 million, respectively, and consisted primarily of brokerage commissions paid to unaffiliated parties. We expect that the amount of our total commissions will continue to grow as a result of future vessel acquisitions.

For the six-months ended June 30, 2005, voyage expenses were $1.9 million.

Vessel operating expenses
-------------------------

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses. During the three-months ended March 31 and June 30, 2005, vessels operating expenses increased from $2.0 million to $3.4 million, respectively, as a result of the increase in the number of vessels under operation in our fleet. The average daily vessel operating expenses for our fleet were $2,042 and $2,465 per day for the three-months ended March 31 and June 30, 2005, respectively. The increase is due to the delivery of one additional Panamax vessel, which have higher operating costs than Handymax and Handysize vessels, combined with a longer operating period for the fourteen vessels delivered through March 31, 2005. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation. As such, we believe our daily vessel operating expenses for the three-months ended March 31, and June 30, 2005 are not reflective of our future vessel operating expenses due to the short period of operations and will likely increase over a 12-month operating period.

The average daily vessel operating expenses for our fleet were $2,289 per day for the six-months ended June 30, 2005.

Based on management's estimates and budgets provided by Wallem, we expect our vessels to have daily vessel operating expenses during 2005 of:

                                                   Average Daily
        Vessel Type                               Budgeted Amount
        -----------                               ---------------

        Panamax...............................         $3,344
        Handymax..............................          3,035
        Handysize.............................          2,898

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for insurance, may also cause these expenses to increase.

General and administrative expenses
-----------------------------------

We incur general and administrative expenses, including our onshore vessel-related expenses such as legal and professional expenses, and other general vessel expenses. Our general and administrative expenses also include our payroll expenses, including those relating to our executive officers, and rent. For the three-months ended March 31, and June 30, 2005, general and administrative expenses were $0.3 and $0.9 million, respectively. We expect general and administrative expenses to increase as a result of the expansion of our fleet, and the costs associated with running a public company, including the preparation of disclosure documents, legal and accounting costs, incremental director and officer liability insurance costs, director and executive compensation, and costs related to compliance with the Sarbanes-Oxley Act of 2002.

For the six-months ended June 30, 2005, general and administrative expenses were $1.2 million.

Management fees
---------------

The Company incurs management fees to third-party technical management companies that include such services as the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. For the three-months ended March 31, and June 30, 2005, management fees were $0.3 and $0.5 million, respectively. The increase is primarily due to the delivery of two additional vessels during the second quarter, in addition to the longer operating period for the eight vessels delivered throughout the first quarter ended March 31, 2005.

For the six-months ended June 30, 2005, management fees were $0.8 million.

Depreciation
------------

We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years, which we believe is common in the drybulk shipping industry. Furthermore, we estimate the residual values of our vessels to be based upon$175 per lightweight ton, which we believe is standard in the drybulk shipping industry. For the three-months ended March 31, and June 30, 2005, depreciation charges increased from $4.0 to $5.7 million, respectively, due to the growth of our fleet throughout the first and second quarters.

For the six-months ended June 30, 2005, depreciation charges were $9.7 million.

Net interest expense
--------------------

For the three-months ended March 31, and June 30, 2005, net interest expense was $2.6 and $4.0 million, respectively, and consisted of interest payments made under our original credit facility as well as the amortization of bank fees related to our original credit facility. The increase in net interest expense is due to the increase in the Company's debt through out the first and second quarters due to the aforementioned vessel acquisitions.

For the six-months ended June 30, 2005, net interest expense was $6.4 million.

Liquidity and capital resources
-------------------------------

To date we have financed our capital requirements with cash flow from operations, equity contributions and bank debt. We have used our funds primarily to fund vessel acquisitions, regulatory compliance expenditures and the repayment of bank debt and the associated interest expense. We will require capital to fund ongoing operations, acquisitions and debt service. We anticipate that internally generated cash flow and borrowing under our credit facility will be sufficient to fund the operations of our fleet, including our working capital requirements for the next 12 to 18 months.

We expect to rely on operating cash flows as well as long-term borrowings to implement our growth plan and our dividend policy. We believe that our current cash balance as well as operating cash flows and available borrowings under our credit facilities will be sufficient to meet our liquidity needs for the next year.

Dividend policy
---------------

Our dividend policy is to declare quarterly distributions to shareholders by each February, May, August and November commencing in November, 2005, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our board of directors determines we should maintain. These reserves may cover, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital. While we cannot assure you that we will do so, and subject to the limitations set forth below, we expect to declare a dividend per share of $0.54 by November 2005 (based on our operations for the third quarter of 2005). However, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.

The declaration and payment of any dividend will be subject to the discretion of our board of directors. The timing and amount of dividend payments will depend on our earnings, financial condition, cash requirements and availability, fleet renewal and expansion, restrictions in our loan agreements, the provisions of Marshall Islands law affecting the payment of distributions to shareholders and other factors. Our board of directors may review and amend our dividend policy from time to time in light of our plans for future growth and other factors.

We believe that under current law, our dividend payments from earnings and profits will constitute "qualified dividend income" and, as such, will generally be subject to a 15% U.S. federal income tax rate with respect to non-corporate U.S. individual shareholders (through 2008). Distributions in excess of our earnings and profits will be treated first as a non-taxable return of capital to the extent of a U.S. shareholder's tax basis in its common stock on a dollar-for-dollar basis and, thereafter, as capital gain.

Cash flow
---------

Net cash provided by operating activities for the six-month period ended June 30, 2005, was $38.5 million. Net cash from operating activities was primarily a result of recorded net income of $27.0 million and depreciation charges of $9.7 million. Net cash used in investing activities was $232.5 million and related solely to the acquisition of ten additional vessels during 2005. Net cash provided by financing activities was $212.8 million and consisted primarily of $231.2 million in proceeds from our original credit facility used to finance the acquisition of ten additional vessels and an additional equity contribution of $2.7 million off-set by a scheduled $20.6 million debt payment on June 1, 2005.

On July 22, 2005, we completed our public offering of 11,760,000 shares of our Common Stock at $21 dollars per share resulting in gross proceeds of $246,960. After deducting the underwriting commissions and other registration expenses, we netted approximately $230,142, which was used to repay debt under our December 2004 Credit Facility (which we operated under through July 29, 2005, as described below).

Our original credit facility
----------------------------

On December 3, 2004 the Company entered into a credit facility ("2004 Credit Facility") with a limit of $357 million with a group of lender banks. The loan had a five-year maturity at a rate of LIBOR plus 1.375% per year until $100 million had been repaid and thereafter at LIBOR plus 1.250%. In the event of late principal payments additional interest charges would have been incurred.

The December 2004 Credit Facility was secured by a first priority mortgage on each of the vessels in the Company's fleet and a first assignment of all freights, earnings and insurances. The terms and conditions of the 2004 Credit

Facility required compliance with certain restrictive covenants. Under the credit facility, the Company was required to meet certain financial covenants requiring among other things to ensure that the aggregate market value of the vessels in the fleet that secure the obligation under the 2004 Credit Facility exceeded the aggregate principal amount of debt outstanding under the 2004 Credit Facility and maintained certain ratios such as: interest coverage ratios and maximum leverage ratios. In addition, the Company represented that all vessels would be employed under a fixed rate charter for a term ending no sooner than 24 months immediately following the vessel's purchase and maintained certain minimum funding requirements from the Parent. Charter counterparties were to be approved by the lenders under the original credit facility.

The Company failed to comply with such representations by employing certain vessels under fixed-rate charters for terms of less than 24 months immediately following the vessel's purchase. The Company received a waiver in May 2005 that deemed all charters entered into to be in compliance with the representations for chartering except for the Genco Leader and Genco Trader. Additionally, the Company took delivery of Genco Trader in June 2005 with a fixed-rate charter with a term of less than 24 months. In July 2005, the Company received waivers extending the required compliance date of the Genco Leader through December 31, 2005.

The Company was obligated to receive a minimum amount of funding from the Parent on the earlier of December 15, 2004 or the delivery of the fourth vessel. On December 15, 2004, the Company was under funded from its parent by $2.7 million. In May 2005, the Company received a waiver for the under funding through May 31, 2005. The Parent made the required capital contribution in May 2005.

Interest rates during the three and six months ended June 30, 2005 averaged 4.48% and 4.382%, respectively, and ranged from 4.125% to 4.563% during the three months ended June, 30, 2005 and ranged from 3.688% to 4.563% for the six months ended June 30, 2005.

Our new credit facility
-----------------------

Subsequent to the initial public offering, the Company entered into a new credit facility as of July 29, 2005. The new credit facility is with a syndicate of commercial lenders consisting of Nordea Bank Finland Plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citigroup Global Markets Limited. The credit facility has been used to refinance our indebtedness, and will be used in the future to acquire additional vessels and for working capital requirements. Under the terms of our new credit facility, borrowings in the amount of $106.2 million were used to repay indebtedness under our original facility. After our initial borrowings under the new facility, $343.8 million remains available to fund future vessel acquisitions, and we may borrow up to $20.0 million of the $343.8 million for working capital purposes.

The new credit facility has a term of ten years. The facility permits borrowings up to 65% of the value of the vessels that secure our obligations under the new credit facility up to the facility limit, provided that conditions to drawdown are satisfied. The facility limit is $450 million for a period of six years. Thereafter, the facility limit is reduced by an amount equal to 8.125% of the total commitment, semi-annually over a period of four years and is reduced to $0 on the tenth anniversary.

Our obligations under the credit facility are secured by a first priority mortgage on each of the vessels in our fleet as well as any future vessel acquisitions pledged as collateral and funded by the new credit facility. The new credit facility is also secured by a first priority security interest in earnings and insurance proceeds related to the collateral vessels. We may grant additional security from time to time.

Our ability to borrow amounts under the new credit facility is subject to customary documentation relating to the facility, including security documents, satisfactory of certain customary conditions precedent and compliance with terms and conditions included in the loan documents. Before each drawdown, we are required, among other things, to provide to the lenders acceptable valuations of the vessels in our fleet confirming that the aggregate amount outstanding under the facility (determined on a pro forma basis giving effect to the amount proposed to be drawn down) will not exceed 65% of the value of the vessels pledged as collateral. To the extent the vessels in our fleet that secure our obligations under the new credit facility are insufficient to satisfy minimum security requirements at the time of a drawdown or any time thereafter, we will be required to grant additional security or obtain a waiver or consent from the lenders. We will also not be permitted to borrow amounts under the facility, and will be required to immediately repay all amounts outstanding under the facility, if we experience a change in control.

Interest on the amounts drawn is payable at the rate of 0.95% per annum over LIBOR until the fifth anniversary of the closing of the new credit facility and 1.00% per annum over LIBOR thereafter. We are also obligated to pay a commitment fee equal to 0.375% per annum on any undrawn amounts available under the facility. On July 29, 2005, the Company paid an arrangement fee to the Lender of $2.7 million which equates to .6% of the total commitment of $450 million. In the quarter ended September 30, 2005, the Company will incur an expense of $4.1 million to write-off deferred financing fess associated with our original credit facility which was entirely repaid on July 29, 2005.

Under the terms of our new credit facility, we are permitted to pay or declare dividends in accordance with our dividend policy so long as no default or event of default has occurred and is continuing or would result from such declaration or payment.

Contractual obligations
-----------------------

The following table sets forth our contractual obligations and their maturity dates that is reflective of the outstanding debt after giving effect to the subsequent initial pubic offering and the repayment of the original credit facility with proceeds from the offering and borrowings under the new credit facility. The interest and fees are also reflective of the new credit facility. Here is the information on our contractual obligations:


                                Within One  One to Three   Three to Five   More than
                       Total     Year (1)      Years           Years       Five Years
                       -----     --------      -----           -----       ----------

                                    (U.S. dollars in thousands)
Bank loans            $106,233        $0           $0              $0       $106,233
Interest and fees      $62,866    $5,394      $12,473         $12,473        $32,526

(1) Represents the six month period ending December 31, 2005.
-------------------------------------------------------------

Capital expenditures
--------------------

We make capital expenditures from time to time in connection with our vessel acquisitions. Our recent vessel acquisitions consist of our fleet of five Panamax drybulk carriers, six Handymax drybulk carriers and five Handysize drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings. During June 2005 and at the delivery of the vessel, the Company incurred a deferred drydock cost associated with the Genco Trader for sand blasting the holds so that the vessel can be properly employed. We estimate our drydocking costs for our fleet through 2007 to be:

                                                    Estimated
                                                   Drydocking
                                                      Cost
                                                      ----
                                                (U.S. dollars in
 Year                                               millions)
 ----

 2005 (remaining six months)                          $0.3
 2006                                                  1.7
 2007                                                  2.1

We believe that the funding of these costs will be met with cash we generate from operations.

Off-balance sheet arrangements
------------------------------

We do not have any off-balance sheet arrangements.

Inflation
---------

Inflation has only a moderate effect on our expenses given current economic conditions. In the event that significant global inflationary pressures appear, these pressures would increase our operating, voyage, administrative and financing costs.

Critical accounting policies
----------------------------

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies, because they generally involve a comparatively higher degree of judgment in their application. For a description of all our significant accounting policies, see Note 2 to our consolidated financial statements included in this 10-Q.

Revenue and voyage expense recognition
--------------------------------------

Revenues are generated from time charter agreements. A time charter involves placing a vessel at the charterer's disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. In time charters, operating costs such as for crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. Time charter revenues are recorded over the term of the charter as service is provided. Revenues are recognized on a straight-line basis as the average revenue over the term of the respective time charter agreement. Vessel operating expenses are recognized when incurred. We have no significant performance claims under our time charter agreements.

Depreciation
------------

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation. We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard. Depreciation is based on cost less the estimated residual scrap value. We estimate the residual values of our vessels to be based upon $175 per lightweight ton. An increase in the useful life of a drybulk vessel or in its residual value would have the effect of decreasing the annual depreciation charge and extending it into later periods. A decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel's useful life to end at the date such regulations preclude such vessel's further commercial use.

Impairment of long-lived assets
-------------------------------

We follow Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future charter rates, scrap values, future drydock costs and vessel operating costs are included in this analysis.

Deferred drydocking costs
-------------------------

Our vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. We capitalize the costs associated with drydockings as they occur and depreciate these costs on a straight-line basis over the period between drydockings. Capitalized drydocking costs include actual costs incurred at the drydock yard; cost of fuel consumed between the vessel's last discharge port before the drydocking and the time the vessel leaves the drydock yard; cost of hiring riding crews to perform drydocking-related activities and cost of parts that are believed to be reasonably likely to reduce the duration or cost of the drydocking; cost of travel, lodging and subsistence of our personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee a drydocking. We believe that these criteria are consistent with U.S. GAAP guidelines and industry practice and that our policy of capitalization reflects the economics and market values of the vessels.

ITEM 3.  QUALITATIVE AND QUANTITATIVE MARKET RISK
-------  ----------------------------------------

Interest rate risk
------------------

We are subject to market risks relating to changes in interest rates because we have significant amounts of floating rate debt outstanding. During 2005, we paid interest on this debt based on LIBOR plus an average spread of 1.35% on our bank loans. A 1% increase in LIBOR would have increased our interest expense for the three-month period ended June 30, 2005 from $4.0 million to $4.6 million.

Currency and exchange rates risk
--------------------------------

We generate all of our revenues in U.S. dollars, but currently incur an immaterial amount of our operating expenses in currencies other than the U.S. dollar.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, under the supervision and with the participation of management, including the Company's Chief Executive Officer and its Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them at a reasonable assurance level to material information relating to the Company required to be included in its periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal controls that could significantly affect internal controls subsequent to the date of their evaluation.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time the Company will be subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company, its financial condition, results of operations or cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

In compliance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, we have provided certifications of our Principal Executive Officer and Principal Financial Officer to the Securities and Exchange Commission. The certifications provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 accompanying this report have not been filed pursuant to the Securities Exchange Act of 1934.

Item 6.  Exhibits

Exhibit                            Document
-------                            --------

3.1 Amended and Restated Articles of Incorporation of the Company as adopted July 5, 2005 (incorporated by reference to Exhibit 3.1 to report on Form S-1/A dated July 6, 2005).

3.2 Amended and Restated Bylaws of the Company as adopted July 6, 2005 (incorporated by reference to Exhibit 3.2 to report on Form S-1/A dated July 6, 2005).

3.3 Articles of Amendment of Articles of Incorporation of the Company as adopted July 21, 2005 (incorporated by reference to Exhibit 3.2 to report on Form S-1/A dated July 21, 2005).

4.1 Form of Shareholders' Rights Agreement (incorporated by reference to Exhibit 4.2 to report on Form S-1/A dated July 18, 2005).

10.1       Form of Registration Rights Agreement (incorporated by reference to
           Exhibit 4.2 to report on Form S-1/A dated July 18, 2005).

10.2       Form of 2005 Equity Incentive Plan (incorporated by reference to
           Exhibit 4.2 to report on Form S-1/A dated July 18, 2005).

10.3 Credit Agreement, dated as of December 3, 2004, among Fleet Acquisition LLC, Genco Shipping & Trading Limited, the Lenders party hereto from time to time, Citibank Global Markets Limited and Nordea Bank Finland PLC, New York Branch (incorporated by reference to
           Exhibit 10.3 to report on Form S-1/A dated June 16, 2005).

31.1       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.*

31.2       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.*

32.1       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002.*

32.2       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002.*

(*)   Filed with this Report.



                  (Remainder of page left intentionally blank)

                                   SIGNATURES


In accordance with the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                              GENCO SHIPPING & TRADING LIMITED

                              DATE:  August 18, 2005



 /s/ ROBERT GERALD BUCHANAN              President
----------------------------------       (Principal Executive Officer)
     ROBERT GERALD BUCHANAN



 /s/ JOHN C. WOBENSMITH                  Chief Financial Officer, Secretary
----------------------------------       and Treasurer
     JOHN C. WOBENSMITH                  (Principal Financial and Accounting
                                         Officer)

                                  Exhibit Index
                                  -------------


Exhibit                          Document
-------                          --------

3.1 Amended and Restated Articles of Incorporation of the Company as adopted July 5, 2005 (incorporated by reference to Exhibit 3.1 to report on Form S-1/A dated July 6, 2005).

3.2 Amended and Restated Bylaws of the Company as adopted July 6, 2005 (incorporated by reference to Exhibit 3.2 to report on Form S-1/A dated July 6, 2005).

3.3 Articles of Amendment of Articles of Incorporation of the Company as adopted July 21, 2005 (incorporated by reference to Exhibit 3.2 to report on Form S-1/A dated July 21, 2005).

4.1        Form of Shareholders' Rights Agreement  (incorporated by reference to
           Exhibit 4.2 to report on Form S-1/A dated July 18, 2005).

10.1       Form of Registration Rights Agreement (incorporated by reference to
           Exhibit 4.2 to report on Form S-1/A dated July 18, 2005).

10.2       Form of 2005 Equity Incentive Plan (incorporated by reference to
           Exhibit 4.2 to report on Form S-1/A dated July 18, 2005).

10.3 Credit Agreement, dated as of December 3, 2004, among Fleet Acquisition LLC, Genco Shipping & Trading Limited, the Lenders party hereto from time to time, Citibank Global Markets Limited and Nordea Bank Finland PLC, New York Branch (incorporated by reference to
           Exhibit 10.3 to report on Form S-1/A dated June 16, 2005).

31.1       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.*

31.2       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.*

32.1       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002.*

32.2       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002.*


(*)   Filed with this Report.



                  (Remainder of page left intentionally blank)