Form 10-Q
period 2005-09-30
GENCO SHIPPING & TRADING LTD
filed 2005-11-07
CIK 1326200

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

                       Commission file number ___________

                             -----------------------

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

                             ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X       No
                                    ----        ----

Indicate by checkmark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes          No X
                                    ----        ----

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes          No X
                                    ----        ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of November 4, 2005:
Common stock, $0.01 per share 25,260,000 shares.

================================================================================

                        Genco Shipping & Trading Limited
               Form 10-Q for the Quarter Ended September 30, 2005

                                                                            Page

                          PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements

               a) Consolidated Balance Sheets -
                  September 30, 2005 (unaudited) and
                  December 31, 2004                                           3

               b) Consolidated Statements of Operations (unaudited) -
                  Three and Nine Months Ended
                  September 30, 2005                                          4

               c) Consolidated Statement of Shareholders' Equity (unaudited) -
                  Nine Months Ended
                  September 30, 2005                                          5

               d) Consolidated Statement of Cash Flows (unaudited) -
                  Nine Months Ended
                  September 30, 2005                                          6

               e) Notes to Consolidated
                  Financial Statements (unaudited)                            7

      Item 2.  Management's Discussion and Analysis of
               Financial Position and Results of Operations                  18

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk    33

      Item 4.  Control and Procedures                                        33

                            PART II OTHER INFORMATION

      Item 1.  Legal Proceedings                                             33

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   33

      Item 3.  Defaults Upon Senior Securities                               33

      Item 4.  Submission of Matters to a Vote of Security Holders           34

      Item 5.  Other Information                                             34

      Item 6.  Exhibits                                                      35


                        Genco Shipping & Trading Limited
              Consolidated Balance Sheets as of September 30, 2005
                              And December 31, 2004
                           (U.S. Dollars in thousands)

                                                              September 30,    December 31,
                                                                  2005            2004
                                                              ------------     -----------
                                                              (unaudited)
Assets
------
Current assets:
   Cash and cash equivalents                                   $ 47,273         $  7,431
   Due from charterers                                              376              664
   Prepaid expenses and other current assets                      2,680              434
                                                               --------         --------

Total current assets                                             50,329            8,529
                                                               --------         --------

Noncurrent assets:
   Vessels, net of accumulated depreciation of
   $16,145 and $421, respectively                               405,806          148,070
   Deferred drydock, net of accumulated depreciation
   of $20 and $0, respectively                                      167             --
   Deferred financing costs, net  of accumulated                  2,940            4,106
   amortization of $51 and $60, respectively
   Other fixed assets, net of accumulated depreciation              273             --
   and amortization of $23 and $0, respectively
   Fair value of derivative instrument                            1,305             --
   Deposits on vessels                                            3,445           40,923
                                                               --------         --------

Total noncurrent assets                                         413,936          193,099
                                                               --------         --------

Total assets                                                   $464,265         $201,628
                                                               ========         ========
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
   Accounts payable and accrued expenses                       $  3,122         $    845
   Current portion of long term debt                               --             23,203
                                                               --------         --------

Total current liabilities                                         3,122           24,048
                                                               --------         --------

Noncurrent liabilities:
   Deferred revenue                                               4,555            1,643
   Deferred rent credit                                              41             --
   Long term debt                                               109,678          102,563
                                                               --------         --------
Total noncurrent liabilities                                    114,274          104,206
                                                               --------         --------

Total liabilities                                               117,396          128,254
                                                               --------         --------

Commitments and contingencies

Shareholders' equity:
   Common stock, par value $0.01; 100,000,000 shares
   authorized; issued and outstanding 25,260,000 and
   13,500,000 shares at September 30, 2005 and
   December 31, 2004, respectively                                  253              135
   Paid in capital                                              305,062           72,332
   Accumulated other comprehensive income                         1,305             --
   Retained earnings                                             40,249              907
                                                               --------         --------

Total shareholders' equity                                      346,869           73,374
                                                               --------         --------

Total liabilities and shareholders' equity                     $464,265         $201,628
                                                               ========         ========

          See accompanying notes to consolidated financial statements.

                        Genco Shipping & Trading Limited
          Consolidated Statements of Operations for the Three and Nine
                         Months Ended September 30, 2005
             (U.S. Dollars in Thousands, Except Earnings per Share)


                                                  Three Months     Nine Months
                                                      Ended           Ended
                                                  September 30,    September 30,
                                                      2005             2005
                                                 -------------     ------------
                                                  (unaudited)      (unaudited)

Revenues                                         $     31,172      $     83,521
                                                 ------------      ------------

Operating expenses:
   Voyage expenses                                      1,134             3,044
   Vessel operating expenses                            3,818             9,250
   General and administrative expenses                  1,222             2,415
   Management fees                                        326             1,135
   Depreciation                                         6,116            15,767
                                                 ------------      ------------

   Total operating expenses                            12,616            31,611
                                                 ------------      ------------

Operating income                                       18,556            51,910
                                                 ------------      ------------

Interest income (expense):
   Interest income                                        329               595
   Interest expense                                    (6,545)          (13,163)
                                                 ------------      ------------

   Net interest expense                                (6,216)          (12,568)
                                                 ------------      ------------

Net income                                       $     12,340      $     39,342
                                                 ============      ============

Earnings per share-basic                         $       0.55      $       2.38
                                                 ============      ============

Weighted average common shares
outstanding-basic                                  22,575,652        16,558,462
                                                 ============      ============


          See accompanying notes to consolidated financial statements.


                        Genco Shipping & Trading Limited
    Consolidated Statement of Shareholders' Equity for the Nine Months Ended
                               September 30, 2005
                           (U.S. Dollars in Thousands)

                                                                                  Accumulated
                                                                                     Other
                                       Common        Paid in        Retained     Comprehensive   Comprehensive
                                       Stock         Capital        Earnings        Income          Income         Total
                                    ---------------------------------------------------------------------------------------

Balance - January 1, 2005           $    135        $ 72,332        $    907        $   --                        $ 73,374

Net Income                                                            39,342                         39,342         39,342

Unrealized derivative gains from
cash flow hedge                                                                      1,305            1,305          1,305
                                                                                                  ---------

Comprehensive income                                                                                 40,647
                                                                                                  ---------
Capital contribution from Fleet
Acquisition LLC                                        2,705                                                         2,705

Issuance of common stock                 118         230,025                                                       230,143
                                    ------------------------------------------------------                        --------

Balance - September 30, 2005
(unaudited)                         $    253        $305,062        $ 40,249      $  1,305                        $346,869
                                    ======================================================                        ========


          See accompanying notes to consolidated financial statements.

                        Genco Shipping & Trading Limited
            Consolidated Statement of Cash Flows for the Nine Months
                            Ended September 30, 2005
                           (U.S. Dollars in Thousands)

                                                                    Nine Months
                                                                       Ended
                                                                   September 30,
                                                                       2005
                                                                   ------------
                                                                   (unaudited)

Cash flows from operating activities:
   Net income                                                       $  39,342
   Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                        15,767
   Amortization of deferred financing costs                             4,536
   Change in assets and liabilities:
   Decrease in due from charterers                                        288
   Increase in prepaid expenses and other current assets               (2,246)
   Increase in accounts payable and accrued expenses                    2,277
   Increase in deferred revenue                                         2,912
   Increase in deferred rent credit                                        41
   Deferred drydock costs incurred                                       (187)
                                                                    ---------

   Net cash provided by operating activities                           62,730
                                                                    ---------

Cash flows from investing activities:
   Purchase of vessels, net of deposits                              (235,982)
   Purchase of other fixed assets                                        (296)
                                                                    ---------

   Net cash used in investing activities                             (236,278)
                                                                    ---------

Cash flows from financing activities:
   Proceeds from credit facilities                                    340,912
   Payments to retire Original Credit Facility                       (357,000)
   Payment of deferred financing costs                                 (3,370)
   Capital contributions from Fleet Acquisition LLC                     2,705
   Net proceeds from issuance of common stock                         230,143
                                                                    ---------

   Net cash provided by financing activities                          213,390
                                                                    ---------

Net increase in cash                                                   39,842

Cash at beginning of period                                             7,431
                                                                    ---------

Cash at end of period                                               $  47,273
                                                                    =========
Supplemental disclosure of cash flow information:
-------------------------------------------------
   Cash paid during the period for interest                         $   8,147
                                                                    =========

          See accompanying notes to consolidated financial statements.

                        Genco Shipping & Trading Limited
                           (U.S. Dollars in Thousands)

Notes to Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2005 (unaudited)
------------------------------------------------------------------------------

1 - GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Genco Shipping & Trading Limited ("GS&T") and its wholly owned subsidiaries (collectively, the "Company"). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T was incorporated on September 27, 2004 under the laws of the Marshall Islands and is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC, and the 16 ship-owning subsidiaries as set forth below. Additionally, on August 16, the Company established a fully owned subsidiary for the purpose of the Genco Muse acquisition described below. The Company began operations on December 6, 2004 with the delivery of its first vessel.

The Company agreed to acquire a fleet of 16 drybulk carriers from an unaffiliated third party on November 19, 2004. As of September 30, 2005, the Company had taken delivery of all of the vessels as shown below:

Wholly Owned                      Vessels             dwt        Date      Year
Subsidiaries                      Acquired                     Delivered   Built

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

The purchase price of the 16 vessels aggregated to approximately $421,900, which was funded from initial capital contributions of $75,172 in conjunction with GS&T's issuance of common stock to Fleet Acquisition LLC (the "Former Parent Company"), from borrowings under the Company's previous credit facility ("Original Credit Facility") and from the Company's cash flows from operations.

On July 22, 2005, the Company completed its initial public offering of 11,760,000 shares at $21 per share resulting in gross proceeds of $246,960. After underwriting commissions and other offering expenses, net proceeds to the Company were $230,143.

Prior to its initial public offering, the Company was 100% owned by Fleet Acquisition LLC, a limited liability company organized on November 3, 2004 under the laws of the Marshall Islands. Fleet Acquisition LLC is owned 66.53% by OCM Principal Opportunities III Fund, L.P. and OCM Principal Opportunities Fund IIIA, L.P. of which Oaktree Management LLC is the General Partner, 26.63% by Peter Georgiopoulos, and 6.84% by others. Following the initial public offering, Fleet Acquisition LLC has maintained a 53.44% ownership in the Company.

The information set forth in these consolidated financial statements for the three and nine months ended September 30, 2005 is unaudited and reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the period. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. All dollar amounts, except earnings per share, appearing in these consolidated financial statements are in thousands.

On July 18, 2005, prior to the closing of the public offering of GS&T's common stock, GS&T's Board of Directors and stockholder approved a split (in the form of a stock dividend, giving effect to a 27,000:1 common stock split) of the Company's common stock. All share and per share amounts relating to common stock, included in the accompanying consolidated financial statements and footnotes, have been restated to reflect the stock split for all periods presented.

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

Business geographics
--------------------

Non-U.S. operations accounted for 100% of revenues and net income. The Company's vessels regularly move between countries in international waters, over hundreds of trade routes.

Acquisitions
------------

When the Company enters into an acquisition transaction, it determines whether the acquisition transaction was the purchase of an asset or a business based on the facts and circumstances of the transaction.

When a vessel is acquired with an existing time charter, the Company allocates the purchase price of the vessel and the time charter, based on, among other things, vessel market valuations and the present value (using an interest rate which reflects the risks associated with the acquired charters) of the difference between (i) the contractual amounts to be paid pursuant to the charter terms and (ii) management's estimate of the fair market charter rate, measured over a period equal to the remaining term of the charter. The capitalized above-market (assets) and below-market (liabilities) charters are amortized as a reduction or increase, respectively, to voyage revenues over the remaining term of the charter.

Segment reporting
-----------------

The Company reports financial information and evaluates its operations by charter revenues and not by the length of ship employment for its customers, i.e., spot or time charters. The Company does not use discrete financial information to evaluate the operating results for different types of charters. Although revenue can be identified for these types of charters, management cannot and does not separately identify expenses, profitability or other financial information for these charters. As a result, management, including the chief operating decision maker, reviews operating results solely by revenue per day and operating results of the fleet and thus, the Company has determined that it operates under one reportable segment. Furthermore, when the Company charters a vessel to a charterer, the charterer is free to trade the vessel worldwide and, as a result, the disclosure of geographic information is impracticable.

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

As of September 30, 2005 and December 31, 2004, the Company had a reserve of $83 and $0, respectively, associated with estimated customer claims against the Company for time charter performance issues.

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

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel's remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight ton (lwt). At September 30, 2005 and December 31, 2004, the Company estimated the residual value of vessels to be $175/lwt.

Other fixed assets, net
-----------------------

Other fixed assets, net are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are based on a straight line basis over the estimated useful life of the specific asset placed in service. The following table is used in determining the estimated useful lives:

        Description                               Useful lives
        ---------------------------------         ------------

        Leasehold improvements                       15 years
        Furniture, fixtures & other equipment        10 years
        Vessel equipment                             2-5 years
        Computer equipment                           4 years

Deferred drydocking costs
-------------------------

Our vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. We capitalize the costs associated with the drydockings as they occur and depreciate these costs on a straight-line basis over the period between drydockings. Costs capitalized as part of a vessel's drydocking include actual costs incurred at the drydocking yard; cost of fuel consumed between the vessel's last discharge port prior to the drydocking and the time the vessel leaves the drydocking yard; cost of hiring riding crews to perform drydocking-related activities; cost of parts that are reasonably made in anticipation of reducing the duration or cost of the drydocking; cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking.

Inventory
---------

Inventory consists of lubricants and bunkers (fuel) which are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

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

For the three and nine months ended September 30, 2005, no impairment charges were recorded, based on the analysis described above.

Deferred financing costs, net
-----------------------------

Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized over the life of the related debt, which is included in interest expense. In July 2005, the Company entered into a new credit facility ("New Credit Facility"), which resulted in a write-off of $4,103 of unamortized deferred financing costs associated with the Original Credit Facility. The Company has incurred additional deferred financing costs of $2,991 on the New Credit Facility. Accumulated amortization of deferred financing costs as of September 30, 2005 and December 31, 2004 was $51 and $60, respectively.

Deposits on vessels
-------------------

Deposits on vessels consist of payments made to the seller of vessels in advance of the Company taking possession of the vessel.

Cash and cash equivalents
-------------------------

The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less to be cash equivalents.

Income taxes
------------

Pursuant to Section 883 of the U.S. Internal Revenue Code of 1986 as amended (the "Code"), effective for the Company's fiscal years beginning on or after December 1, 1987, qualified income derived from the international operations of ships is excluded from gross income and exempt from U.S. federal income tax if a company engaged in the international operation of ships, meets certain requirements. Among other things, in order to qualify, the company must be incorporated in a country which grants an equivalent exemption to U.S. citizens and corporations and must satisfy certain qualified ownership requirements.

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

Comprehensive income
--------------------

The Company follows Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is comprised of net income and amounts related to the adoption of SFAS No. 133.

Accounting estimates
--------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include vessel and drydock valuations and the valuation of amounts due from charterers. Actual results could differ from those estimates.

Concentration of credit risk
----------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. Although the Company earned 100% of revenues from fifteen customers, management does not believe significant risk exists in connection with the Company's concentrations of credit at September 30, 2005 and December 31, 2004.

Fair value of financial instruments
-----------------------------------

The estimated fair values of the Company's financial instruments such as amounts due from charterers, accounts payable and long term debt approximate their individual carrying amounts as of September 30, 2005 and December 31, 2004 due to their short-term maturity or the variable-rate nature of the respective borrowings.

The fair value of the interest rate swap (used for purposes other than trading) is the estimated amount the Company would receive to terminate the swap agreement at the reporting date, taking into account current interest rates and the creditworthiness of the swap counterparty.

Interest rate risk management
-----------------------------

The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to its borrowings. The Company entered into an interest rate swap with an effective date of September 14, 2005 and uses this interest swap to manage net exposure to interest rate changes related to a portion of its borrowings and to manage its overall borrowing costs.

The Company held one interest rate risk management instrument at September 30, 2005 and no instruments at December 31, 2004. As of September 30, 2005, the Company is party to an interest rate swap agreement to hedge cash flow that expires on July 29, 2015 and effectively converts floating rate obligations to a fixed rate instrument. The asset recognized in connection with the Company's cash flow hedge at September 30, 2005 and December 31, 2004 is $1,305 and $0, respectively, and is presented as the fair value of derivative instrument for this cash flow hedge on the balance sheet. As of September 30, 2005 and December 31, 2004, the Company has other comprehensive income (OCI) of $1,305 and $0, respectively, related to this instrument.

Derivative financial instruments
--------------------------------

To manage its exposure to fluctuating interest rates, the Company uses an interest rate swap agreement. Interest rate differentials to be paid or received under these agreements are accrued and recognized as an adjustment of interest expense related to the designated debt. The fair value of the interest rate swap agreement and changes in fair value are recognized in the financial statements as non-current asset or liability.

Amounts receivable or payable arising at the settlement of interest rate swaps are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist.

Earnings per share
------------------

Earnings per share has been calculated by dividing the net income by weighted average number of common shares outstanding during the period. There is no dilution for the three and nine months ended September 30, 2005.

New accounting pronouncements
-----------------------------

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB 25. This Statement will be effective as of the beginning of the first fiscal year that begins after June 15, 2005.

Entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply this revised Statement using a modified version of prospective application. Under this transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost is recognized on or after the required effective date based on the grant date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The adoption of SFAS No. 123R will not have a material impact on the Company's financial statements.

3 - DEPOSITS ON VESSELS
-----------------------

Under the terms of the purchase agreement between the company and an unaffiliated seller, the Company was required to make a deposit of 15% of the purchase price for each vessel to be acquired for its initial fleet. The deposit for each vessel is applied towards the purchase price of that vessel on the acquisition date. As of

December 31, 2004, deposits held for the subsequent purchase of the ten vessels were $40,923. As of September 30, 2005, the Company had deposits of $3,445 consisting of 10% of the purchase price of the Genco Muse, which the Company took delivery of on October 14, 2005.

4 - RELATED PARTY TRANSACTIONS
------------------------------

The following are related party transactions not disclosed elsewhere in these financial statements:

In April 2005, the Company began renting office space as its principal executive offices in a building currently leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman of the Board. There is no lease agreement between the Company and GenMar Realty LLC. The Company currently pays an occupancy fee on a month-to-month basis in the amount of $55. For the three and nine months ended September 30, 2005, the Company incurred rent expense of $165 and $275, respectively.

In the quarter ended September 2005, the Company incurred travel related expenditures totaling $113 reimbursable to General Maritime Corporation where Peter C. Georgiopoulos also serves as Chairman of the Board ,Chief Executive Officer and President that related to travel in conjunction with the initial public offering. These travel expenditures will be paid from the gross proceeds received from the initial public offering and as such are included in the determination of net proceeds. In addition, prior to the initial public offering, the Company also purchased $25 of computers and incurred $17 of expense for consultative services provided by General Maritime Corporation. At September 30, 2005 and December 31, 2004, the Company owes General Maritime Corporation $113 and $0, respectively.

During the three and nine months ended September 30, 2005, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $54 and $174 from Constantine Georgiopoulos, father of Peter C. Georgiopoulos, Chairman of the Board. At September 30, 2005 and December 31, 2004, $25 and $83, respectively, were outstanding to Constantine Georgiopoulos.

The Company has obtained an insurance policy through Leeds & Leeds Company Inc., a broker. Leeds & Leeds Company Inc. currently holds less than 0.1% ownership in Fleet Acquisition LLC. The Company incurred $681 and $1,723 of insurance expense to them for the three and nine months ended September 30, 2005, respectively.

5 - LONG-TERM DEBT
------------------

Long-term debt consists of the following:

                                                    September 30,  December 31,
                                                        2005          2004
                                                    --------------------------
                                                    (unaudited)

 Revolver, Original Credit Facility..............            -       $125,766
 Revolver, New Credit Facility...................     $109,678
 Less: Current portion of revolver...............            -         23,203
                                                    -------------------------

 Long-term debt..................................     $109,678       $102,563
                                                    =========================

New credit facility
-------------------

The Company entered into the New Credit Facility as of July 29, 2005. The New Credit Facility is with a syndicate of commercial lenders consisting of Nordea Bank Finland Plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citigroup Global Markets Limited. The New Credit Facility has been used to refinance our indebtedness under the Company's Original Credit Facility, and may be used in the future to acquire additional vessels and for working capital requirements. Under the terms of the New Credit Facility, borrowings in the amount of $106,233 were used to repay indebtedness under the Original Credit Facility and an additional borrowing of

$3,445 was obtained in August which was used as a deposit for the newly acquired Genco Muse. After these borrowings $340,322 remains available to fund future vessel acquisitions. The Company may borrow up to $20,000 of the $340,322 for working capital purposes.

The New Credit Facility has a term of ten years. The facility permits borrowings up to 65% of the fair value of the vessels that secure the obligations under the New Credit Facility up to the facility limit, provided that conditions to drawdown are satisfied. Certain of these conditions require the Company, among other things, to provide to the lenders acceptable valuations of the vessels in our fleet confirming that the aggregate amount outstanding under the facility (determined on a pro forma basis giving effect to the amount proposed to be drawn down) will not exceed 65% of the value of the vessels pledged as collateral. The New Credit Facility limit is $450,000 for a period of six years. Thereafter, the facility limit is reduced by an amount equal to 8.125% of the total $450,000 commitment, semi-annually over a period of four years and is reduced to $0 on the tenth anniversary.

The obligations under the New Credit Facility are secured by a first priority mortgage on each of the vessels in our fleet as well as any future vessel acquisitions pledged as collateral and funded by this facility. The New Credit Facility is also secured by a first priority security interest in our earnings and insurance proceeds related to the collateral vessels. The Company may grant additional security interest in vessels acquired that are not mortgaged.

Interest on the amounts drawn is payable at the rate of 0.95% per annum over LIBOR until the fifth anniversary of the closing of the New Credit Facility and 1.00% per annum over LIBOR thereafter. The Company is also obligated to pay a commitment fee equal to 0.375% per annum on any undrawn amounts available under the facility. On July 29, 2005, the Company paid an arrangement fee to the lenders of $2,700 which equates to 0.6% of the total commitment of $450,000.

Under the terms of the New Credit Facility, the Company is permitted to pay or declare dividends in accordance with its dividend policy so long as no default or event of default has occurred and is continuing or would result from such declaration or payment.

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

The New Credit Facility permits the issuance of letters of credit up to a maximum amount of $50,000. The conditions under which the letter of credit amounts can be issued are substantially the same as the conditions for borrowing funds under the facility. Each letter of credit must terminate within twelve months, but can be extended for successive periods also not exceeding twelve months. The Company pays a fee of 1/8 of 1% per annum on the amount of letters of credit outstanding. At September 30, 2005 and December 31, 2004, there were no letters of credit issued under the New Credit Facility.

The following table sets forth our contractual obligations and the maturity dates as of:

 Period Ending December 31,                                          Total

 2005 (October 1, 2005 to December 31, 2005)................            $-
 2006.......................................................             -
 2007.......................................................             -
 2008.......................................................             -
 2009.......................................................             -
 Thereafter.................................................       109,678
                                                                  --------
                                                                  $109,678
                                                                  ========

Letter of credit
----------------

In conjunction with the Company entering into a new long-term office space lease (See Note 9 - Lease Payments), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit. As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank in the amount of $650 at a fee of 1% per annum. The letter of credit is reduced to $520 on August 1, 2006 and is cancelable on each renewal date provided the landlord is given 150 days minimum notice.

Original credit facility
------------------------

The Original Credit Facility, entered into on December 3, 2004, has been refinanced by the New Credit Facility. The Original Credit Facility had a five year maturity at a rate of LIBOR plus 1.375% per year until $100 million had been repaid and thereafter at LIBOR plus 1.250%. In the event of late principal payments, additional interest charges would have been incurred. The Original Credit Facility was secured by a first priority mortgage on each of the vessels in the Company's fleet and a first assignment of all freights, earnings and insurances. The terms and conditions of the Original Credit Facility required compliance with certain restrictive covenants. Under the Original Credit Facility, the Company was required to maintain certain financial covenants requiring among other things to ensure that, the aggregate market value of the vessels in the fleet that secured the obligation under the Original Credit Facility exceed the aggregate principal amount of debt outstanding under the this facility and maintained certain ratios such as: interest coverage ratios and maximum leverage ratios. In addition, the Company was required to employ all vessels under a fixed rate charter for a term ending no sooner than 24 months immediately following the vessel's purchase and maintain certain minimum funding requirements from Fleet Acquisition LLC. Vessel charterers required approval by the lenders under the Original Credit Facility.

The Company failed to comply with such requirements by employing certain vessels under fixed-rate charters for terms ending sooner than 24 months immediately following the vessel's purchase. The Company received a waiver in May 2005 that deemed all charters entered into to be in compliance with the requirement for chartering except for the Genco Leader. Additionally, the Company took delivery of the Genco Trader in June 2005 and the Company established a fixed-rate charter with terms less than 24 months. In July 2005, the Company received waivers extending the required compliance date of the Genco Leader and the Genco Trader through December 31, 2005.

The Company was obligated to receive a minimum amount of funding from Fleet Acquisition LLC on the earlier of December 15, 2004 or the delivery of the fourth vessel. On December 15, 2004, the Company was underfunded from Fleet Acquisition LLC by $2,705. In May 2005, the Company received a waiver for the underfunding through May 31, 2005. Fleet Acquisition LLC made the required capital contribution in May 2005.

The Company's entry into the New Credit Facility in July 2005, resulted in a write-off to interest expense of $4,103 of unamortized deferred financing costs associated with the Original Credit Facility.

Interest rates
--------------

Interest rates, including the cost associated with the unused commitment fees incurred, during the three and nine months ended September 30, 2005 averaged 5.26% and 4.60%, respectively. The interest rates on the debt, excluding the unused commitment fess ranged from 4.45% to 4.76% during the three months ended September, 30, 2005 and ranged from 3.69% to 4.76% for the nine months ended September 30, 2005.

Interest rate swap agreements
-----------------------------

Effective as of September 14, 2005, the Company entered into an interest rate swap agreement with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The notional principal amount of the swap is $106,233 and the swap's expiration date coincides with the expiration of the New Credit Facility on July 29, 2015. The swap agreement hedges the interest rate for the notional amount to a fixed rate of 4.485% plus, pursuant to the credit facility agreement, 0.95% per annum until the fifth anniversary of the New Credit Facility and 1.00% per annum thereafter. The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.

The Company has determined that this interest rate swap agreement, which initially hedged the corresponding debt, continues to perfectly hedge the debt. Interest expense pertaining to the interest rate swap for the three and nine months ended September 30, 2005 was $36 and $36, respectively.

The fair value of the interest rate swap agreement was $1,305 as of September 30, 2005. No interest rate swaps were in effect at December 31, 2004.

6 - FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------

The estimated fair values of the Company's financial instruments are as follows:


                                                September 30, 2005            December 31, 2004
                                              --------------------------------------------------------
                                               Carrying       Fair Value   Carrying Value   Fair Value
                                                Value
       -----------------------------------------------------------------------------------------------
       Cash                                       $47,273       $47,273          $7,431        $7,431
       Floating rate debt                         109,678       109,678         125,766       125,766
       Cash flow hedge - net asset position         1,305         1,305               -             -
       ===============================================================================================

The fair value of the revolving credit facilities are estimated based on current rates offered to the Company for similar debt of the same remaining maturities. The carrying value approximates the fair market value for the variable rate loans. The fair value of the interest rate swap (used for purposes other than trading) is the estimated amount the Company would receive to terminate the swap agreement at the reporting date, taking into account current interest rates and the creditworthiness of the swap counterparty.

7 - OTHER FIXED ASSETS
----------------------

Other fixed assets consist of the following:

                                                   September     December
                                                   30, 2005      31, 2004
--------------------------------------------------------------------------
Other fixed assets:
Vessel equipment                                      $69           $-
Leasehold improvements in progress                     59            -
Furniture and fixtures                                 96            -
Computer equipment                                     72            -
-------------------------------------------------------------------------
Total Cost                                            296            -
Less: accumulated depreciation and amortization        23            -
-------------------------------------------------------------------------
Total                                                $273           $-
-------------------------------------------------------------------------

8 - REVENUE FROM TIME CHARTERS
------------------------------

Total revenue earned on time charters for the three and nine months ended September 30, 2005 was $31,172 and $83,521, respectively. Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of September 30, 2005 plus the anticipated revenue from the newly acquired Genco Muse will be $30,738 during the remaining three months of 2005, $108,519 during 2006 and $10,581 during 2007, assuming no off-hire time is incurred.

9 - LEASE PAYMENTS
------------------

In September 2005, the Company entered into a 15-year lease for office space in New York, New York. The monthly rental is as follows: Free rent from September 1, 2005 to July 31, 2006, $40 per month from August 1,

2006 to August 31, 2010. $43 per month from September 1, 2010 to August 31, 2015, and $46 per month from September 1, 2015 to August 31, 2020. The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $41. The Company has the option to extend the lease for a period of 5 years from September 1, 2020 to August 31, 2025. The rent for the renewal period is determined by taking 95% of the prevailing market rate for the six months prior to the commencement date of the extension term.

Future minimum rental payments on the above lease for the next five years are as follows: 2005 - $0, 2006 -$202, $486 per year for 2007 through 2009 and $5,664 thereafter.

10 - SAVINGS PLAN
-----------------

In August 2005, the Company established a 401(K) Plan (the "Plan") which is available to full-time employees who meet the Plan's eligibility requirements. This Plan is a defined contribution plan, which permits employees to make contributions up to 96 percent of their annual salaries with the Company matching up to the first six percent. The matching contribution vests immediately. For the three and nine months ended September 30, 2005 the Company's matching contribution to the Plan was $10 and $10, respectively.

11 - LEGAL PROCEEDINGS
----------------------

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

12 - SUBSEQUENT EVENTS
----------------------

On October 14, 2005, the Company took delivery of the Genco Muse, a 48,913 dwt Handymax drybulk carrier. The vessel is a 2001 Japanese-built vessel. The total purchase price of the vessel was $34,450. The purchase price included the assumption of an existing time charter with Qatar Navigation QSC at a rate of $26.5 per day. This asset purchase is consistent with the Company's strategy of selectively expanding the number of high-quality vessels in the fleet.

On October 31, 2005, the Company made grants of restricted common stock under its equity incentive plan in the amount of 118,612 shares to the executive officers, employees and directors of the Company. The executive and employee grants vest ratably on each of the four anniversaries of the date of the Company's initial public offering (July 22, 2005). Grants to directors vest in full on the earliest of the first anniversary of the grant date, the date of the next annual shareholders meeting of the Company, and the first anniversary of the Company's initial public offering. Upon grant of the restricted stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $1,949, was recorded as a component of shareholders' equity. Amortization of this charge will be included in general and administrative expense and will be $144, $635, $457, $458, and $255 in 2005, 2006, 2007, 2008,
and 2009, respectively, in accordance with the provisions of Accounting Principles Board Opinion ("APB") NO. 25, "Accounting for Stock Issued to Employees".

On October 31, 2005, the Board of Directors declared a dividend of $0.60 per share on or about November 28, 2005 to shareholders of record as of November 14, 2005. The aggregate amount of the dividend is expected to be $15,227, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management's current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; and other factors listed from time to time in our public filings with the Securities and Exchange Commission including, without limitation, the Registration Statement on Form S-1, as amended, for our initial public offering (See Registration Statement No. 333-124718) and subsequent reports on Form 10-Q and Form 8-K. Our ability to pay dividends in any period will depend upon factors including the limitations under our loan agreements, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary.

The following management's discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this 10-Q. Due to our short period of operation, we do not have comparable historical data available for the three months and nine months ended September 30, 2005. Therefore, the following management discussion compares the results for the three months ended June 30, 2005 with the results for the three months ended September 30, 2005 wherever applicable.

General
-------

We are a Marshall Islands company incorporated in September 2004 to transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. As of September 30, 2005, our fleet consisted of five Panamax, six Handymax and five Handysize drybulk carriers, with an aggregate carrying capacity of approximately 790,000 dwt. The average age of our fleet was approximately 8.5 years as of September 30, 2005 as compared to the average age for the world fleet of approximately 16 years for the drybulk shipping segments in which we compete. All of the vessels in our fleet are on time charters to reputable charterers, including Lauritzen Bulkers A/S ("Lauritzen Bulkers"), Cargill International S.A. ("Cargill"), Hyundai Merchant Marine Cc. Ltd. ("HMMC"), BHP Billiton Marketing AG ("BHP"), Dampskibsselskabet "Norden" A/S ("DS Norden"), ED& F Man Shipping Limited ("EDF Man Shipping"), and NYK Bulkship Europe ("NYK Europe"). With the exception of the Genco Leader and the Genco Trader, our vessels are fixed on long-term time charters for terms greater than one year that expire (assuming the option periods in the time charters are not exercised) between August 2006 and March 2007.

On August 23, 2005, we entered into a Memorandum of Agreement for the purchase of the Genco Muse, a 48,913 DWT Handymax bulk carrier built in 2001 in Japan. We took delivery of the vessel on October 14, 2005. Each vessel in our fleet was delivered to us on the date specified in the following chart:

 Vessel Acquired   Date Delivered     Class      Year Built
 ---------------   --------------     -----      ----------

 Genco Reliance       12/6/04       Handysize       1999
 Genco Glory          12/8/04       Handymax        1984
 Genco Vigour        12/15/04        Panamax        1999
 Genco Explorer      12/17/04       Handysize       1999
 Genco Carrier       12/28/04       Handymax        1996
 Genco Sugar         12/30/04       Handysize       1998
 Genco Pioneer        1/4/05        Handysize       1999
 Genco Progress       1/12/05       Handysize       1999
 Genco Wisdom         1/13/05       Handymax        1997
 Genco Success        1/31/05       Handymax        1997
 Genco Beauty         2/7/05         Panamax        1999
 Genco Knight         2/16/05        Panamax        1999
 Genco Leader         2/16/05        Panamax        1999
 Genco Marine         3/29/05       Handymax        1996
 Genco Prosperity     4/4/05        Handymax        1997
 Genco Trader         6/7/05         Panamax        1990
 Genco Muse          10/14/05       Handymax        2001

We intend to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow. In connection with this growth strategy, we negotiated the New Credit Facility, which has been used to refinance the outstanding indebtedness under our Original Credit Facility remaining after application of a portion of the net proceeds of the public offering.

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

Factors affecting our results of operations
-------------------------------------------

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three months and nine months ended September 30, 2005. Because all of our vessels have operated on time charters, our TCE rates equal our time charter rates less voyage expenses consisting primarily of brokerage commissions paid by us to unaffiliated parties.

                                             For the             For the
                                       three months ended   nine months ended
                                       September 30, 2005   September 30, 2005
                                       ------------------   ------------------

             Fleet Data:
             Ownership days (1)
            Panamax                          460.0              1,078.6
            Handymax                         552.0              1,415.7
            Handysize                        460.0              1,350.9

              Total                        1,472.0              3,845.2

             Available days (2)
            Panamax                          460.0              1,073.2
            Handymax                         552.0              1,412.4
            Handysize                        460.0              1,350.0

              Total                        1,472.0              3,835.7

             Operating days (3)
            Panamax                          457.7              1,063.8
            Handymax                         551.3              1,401.9
            Handysize                        451.2              1,338.6

              Total                        1,460.2              3,804.3

             Fleet  utilization (4)
            Panamax                           99.5%               99.1%
            Handymax                          99.9%               99.3%
            Handysize                         98.1%               99.2%
              Fleet average                   99.2%               99.2%


                                   For the               For the
                              three months ended    nine months ended
                              September 30, 2005   September 30, 2005
                              ------------------   ------------------
                                            (U.S. dollars)

 Average Daily Results:
 Time Charter Equivalent (5)
Panamax                            $22,937               $25,684
Handymax                            21,301                21,261
Handysize                           16,803                16,951
  Fleet average                     20,407                20,981
 Daily vessel operating
  expenses (6)
Panamax                             $2,779                $2,643
Handymax                            2,603                  2,409
Handysize                           2,398                  2,213
  Fleet average                     2,594                  2,406

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

                                   For the three        For the nine
                                    months ended        months ended
     Income statement data       September 30, 2005  September 30, 2005
     --------------------------------------------------------------------
     Voyage revenues                 $ 31, 172            $ 83,521
     Voyage expenses                  $ 1,134              $ 3,044
     --------------------------------------------------------------------
     Net voyage revenue               $ 30,038            $ 80,477
     --------------------------------------------------------------------


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

Operating data
--------------

The following discusses our operating income and net income for the three and nine months ended September 30, 2005.

                                             For the               For the
                                        three months ended     nine months ended
                                        September 30, 2005    September 30, 2005
                                        ------------------    ------------------
                                       (U.S. dollars in thousands, except for
                                                 per share amounts)

 Income Statement Data:
 Revenues                                    $31,172              $83,521
                                             -------              -------

Operating Expenses:
Voyage expenses                                1,134                3,044
Vessel operating expenses                      3,818                9,250
General and administrative expenses            1,222                2,415
Management fees                                  326                1,135
Depreciation                                   6,116               15,767
                                             -------              -------
  Total operating expenses                    12,616               31,611
                                             -------              -------
 Operating income                             18,556               51,910
 Net interest expense                         (6,216)             (12,568)
                                             -------              -------
Net income                                   $12,340              $39,342
                                             =======              =======

Earnings per share - Basic                     $0.55                $2.38
                                               =====                =====
Weighted average common shares
outstanding - Basic                       22,575,652           16,558,462
                                          ==========           ==========

                                        September 30, 2005   December 31, 2004
                                        ------------------   -----------------
                                              (U.S. dollars in thousands)
 Balance Sheet Data:
 Cash                                         $47,273             $7,431
 Total assets                                 464,265            201,628
 Total debt (current and long-term)           109,678            125,766
 Total shareholders' equity                   346,869             73,374

                                                                    For the
                                                               nine months ended
                                                              September 30, 2005
                                                              ------------------
                                                               (U.S. dollars in
                                                                  thousands)

            Cash Flow Data:
            Net cash flow provided by operating                     $62,730
             activities
            Net cash flow used in investing activities             (236,278)
            Net cash provided by financing activities               213,390

            EBITDA (1)                                              67,677

      (1) EBITDA represents net income plus net interest expense, income tax expense, depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in consolidating monthly internal financial statements and it is presented for review at our board meetings. EBITDA is also used by our lenders in certain loan covenants. For these reasons, we believe that EBITDA is a useful measure to present to our investors. EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company's operating performance required by U.S. GAAP. EBITDA is not a source of liquidity or cash flows as shown in our consolidated statement of cash flows. The definition of EBITDA used here may not be comparable to that used by other companies.

                                       For the                For the
                                  three months ended     nine months ended
                                  September 30, 2005     September 30, 2005
                                  ------------------     ------------------
                                        (U.S. dollars in thousands)

 Net income                            $12,340                $39,342
 Net interest expense                    6,216                 12,568
 Income tax expense                         --                     --
 Depreciation                            6,116                 15,767
                                       -------                -------
  EBITDA                               $24,672                $67,677
                                       =======                =======

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

For the three-month period ended September 30 and June 30, 2005, revenues were $31.2 million and $31.0 million, respectively, and consisted of charter payments for our vessels. All of the 16 vessels acquired under the original fleet purchase agreement operated during the quarter ended September 30, 2005.

The average TCE rate of our fleet for the three-months ended September 30 and June 30, 2005 were $20,407 a day and $21,648 a day, respectively. The decrease was due primarily to lower charter rates achieved on the Genco Leader and the Genco Trader, the two vessels in our fleet that trade in the spot market. Overall, the dry bulk chartering markets averaged lower rates in the third quarter of 2005 than in the second quarter of 2005.

For the three-months ended September 30 and June 30, 2005, we had ownership days of 1,472.0 days and 1,385.9 days, respectively. The increase in the number of ownership days was a result of the first full quarter of operations for all 16 vessels purchased under the original fleet purchase agreement. During the same periods, our fleet utilization was unchanged at 99.2%.

The following table sets forth information about the charters in our fleet as of September 30, 2005 including the subsequent acquisition of the Genco Muse delivered on October 14, 2005:


                        Time Charter
Vessel                    Rate (1)           Charterer                Charter Expiration (2)
---------------         -------------     ----------------------      ----------------------

Genco Beauty            $  29,000         Cargill                          February 2007
Genco Knight               29,000         BHP                               January 2007
Genco Leader               15,750         Noble Chartering, Inc.            October 2005
Genco Vigour               29,000         BHP                              December 2006
Genco Trader               20,000         Cargill                           October 2005
Genco Success              23,850         Korea Line Corporation            January 2007
Genco Carrier              24,000         DBCN Corporation                 December 2006
Genco Prosperity           23,000         DS Norden                           March 2007
Genco Wisdom               24,000         HMMC                              January 2007
Genco Marine               26,000(3)      NYK Europe                          March 2007
Genco Glory                18,250         EDF Man Shipping                 December 2006
Genco Muse                 26,500(4)      Qatar Navigation QSC            September 2007
Genco Explorer             17,250         Lauritzen Bulkers                  August 2006
Genco Pioneer              17,250         Lauritzen Bulkers               September 2006
Genco Progress             17,250(5)      Lauritzen Bulkers               September 2006
Genco Reliance             17,250         Lauritzen Bulkers                  August 2006
Genco Sugar                17,250         Lauritzen Bulkers                  August 2006

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

(3) The time charter rate is $26,000 until March 2006 and $18,000 thereafter.

(4) Since this vessel was acquired with an existing time charter at an above market rate, the Company allocates the purchase price between the vessel and a deferred asset for the value assigned to the above market charterhire. This deferred asset is amortized as a reduction to voyage revenues over the remaining term of the charter, resulting in a daily rate of approximately $22,000 recognized as revenue. For cash flow purposes, the Company will continue to receive $26,500 per day.

(5) The time charter rate was $21,560 through March 2005 and $17,250 thereafter.

For the nine-months ended September 30, 2005, we had ownership days of 3,845.2 and revenues of $83.5 million.

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

For the three-months ended September 30 and June 30, 2005, voyage expenses were $1.1and $1.0 million, respectively, and consisted primarily of brokerage commissions paid to unaffiliated parties. We expect that the amount of our total commissions will continue to grow as a result of future vessel acquisitions.

For the nine-months ended September 30, 2005, voyage expenses were $3.0 million.

Vessel operating expenses
-------------------------

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses. During the three-months ended September 30 and June 30, 2005, vessel operating expenses were $3.8 million and $3.4 million, respectively. This increase is a result of the greater number of vessels in operation during the quarter ended September 30, 2005. The average daily vessel operating expenses for our fleet were $2,594 and $2,465 per day for the three-months ended September 30 and June 30, 2005, respectively. The increase is due to a longer operating period for our 16 vessels. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation. As such, we believe our daily vessel operating expenses for the three-months ended September 30 and June 30, 2005 do not reflect of our future vessel operating expenses due to the short period of operations and will likely increase over a 12-month operating period.

For the nine months ended September 30, 2005, the average daily vessel operating expenses for our fleet was $2,406 per day and total vessel operating expenses was $9.3 million.

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

General and administrative expenses
-----------------------------------

We incur general and administrative expenses, including our onshore vessel-related expenses such as legal and professional expenses. Our general and administrative expenses also include our payroll expenses, including those relating to our executive officers, and rent. For the three-months ended September 30 and June 30, 2005, general and administrative expenses were $1.2 and $0.9 million, respectively. We expect general and administrative expenses to increase as a result of the expansion of our fleet and the costs associated with running a public company, including the preparation of disclosure documents, legal and accounting costs, incremental director and officer liability insurance costs, director and executive compensation, and costs related to compliance with the Sarbanes-Oxley Act of 2002.

For the nine-months ended September 30, 2005, general and administrative expenses were $2.4 million.

Management fees
---------------

The Company incurs management fees to third-party technical management companies that include such services as the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. For the three-months ended September 30 and June 30, 2005, management fees were $0.3 and $0.5 million, respectively.

For the nine-months ended September 30, 2005, management fees were $1.1 million.

Depreciation
------------

We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years, which we believe is common in the drybulk shipping industry. Furthermore, we estimate the residual values of our vessels to be based upon $175 per lightweight ton, which we believe is standard in the drybulk shipping industry. For the three-months ended September 30 and June 30, 2005, depreciation charges were $6.1 million and $5.7 million, respectively. This increase is due to a full period of operations for our fleet in the third quarter.

For the nine-months ended September 30, 2005, depreciation charges were $15.8 million.

Net interest expense
--------------------

For the three months ended September 30, and June 30, 2005, net interest expense was $6.2 and $3.8 million, respectively. Net interest expense consisted of interest payments made under our Original Credit Facility, our New Credit Facility, interest income, as well as a one-time charge of $4.1 million associated with the write-down of unamortized deferred bank fees related to our Original Credit Facility.

For the nine-months ended September 30, 2005, net interest expense was $12.6 million.

Liquidity and capital resources
-------------------------------

To date, we have financed our capital requirements with cash flow from operations, equity contributions and bank debt. We have used our funds primarily to fund vessel acquisitions, regulatory compliance expenditures and the repayment of bank debt and the associated interest expense. We will require capital to fund ongoing operations, acquisitions and debt service. We anticipate that internally generated cash flow and borrowing under our New Credit

Facility will be sufficient to fund the operations of our fleet, including our working capital requirements for the next 12 to 18 months.

We expect to rely on operating cash flows as well as long-term borrowings to implement our growth plan and our dividend policy. We believe that our current cash balance as well as operating cash flows and available borrowings under our New Credit Facility will be sufficient to meet our liquidity needs for the next year.

In August 2003, we agreed to acquire the Western Muse, a 48,913 dwt Handymax drybulk carrier, from Western Bulk PTE LTD for $34.5 million. We took delivery of the vessel, which we renamed the Genco Muse, in October 2005, and financed its purchase under our revolving credit facility.

Dividend policy
---------------

Our dividend policy is to declare quarterly distributions to shareholders by each February, May, August and November commencing in November, 2005, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our board of directors determines we should maintain. These reserves may cover, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital. On October 31, 2005, the Board of Directors declared a dividend of $0.60 per share on or about November 28, 2005 to shareholders of record as of November 14, 2005. The aggregate amount of the dividend is expected to be $15.2 million, which the Company anticipates will be funded from cash on hand at the time payment is to be made.. However, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.

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

We believe that under current law, our dividend payments from earnings and profits will constitute "qualified dividend income" and, as such, will generally be subject to a 15% U.S. federal income tax rate with respect to non-corporate U.S. individual shareholders that meet certain holding period requirements (through 2008). Distributions in excess of our earnings and profits will be treated first as a non-taxable return of capital to the extent of a U.S. shareholder's tax basis in its common stock on a dollar-for-dollar basis and, thereafter, as capital gain.

Cash flow
---------

Net cash provided by operating activities for the nine-month period ended September 30, 2005, was $62.7 million. Net cash from operating activities was primarily a result of recorded net income of $39.3 million and depreciation charges of $15.8 million. Net cash used in investing activities was $236.3 million and related mostly to the acquisition of ten additional vessels during 2005 for $236.0 million. Net cash provided by financing activities was $213.4 million and consisted primarily of $231.2 million in proceeds from our Original Credit Facility used to finance the acquisition of ten additional vessels, net proceeds from our initial public equity offering of $230.1 million and $109.7 million in borrowings under our New Credit Facility. In addition, we retired the $357.0 million outstanding under our Original Credit Facility.

New credit facility
-------------------

Subsequent to our initial public offering, the Company entered into a New Credit Facility as of July 29, 2005. The New Credit Facility is with a syndicate of commercial lenders consisting of Nordea Bank Finland Plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citigroup Global Markets Limited. The New Credit Facility has been used to refinance our indebtedness under our Original Credit Facility, and may used in the future to acquire additional vessels and for working capital requirements. Under the terms of our New Credit Facility, borrowings in the amount of $106.2 million were used to repay indebtedness under our Original Credit Facility. After our initial borrowings, under the New Credit Facility and an additional borrowing of $3.4 million in August 2005 to fund the deposit on the newly acquired Genco Muse, $340.3 million remains available to fund future vessel acquisitions, and we may borrow up to $20.0 million of the $340.3 million for working capital purposes.

The New Credit Facility has a term of ten years. The facility permits borrowings up to 65% of the value of the vessels that secure our obligations under the New Credit Facility up to the facility limit, provided that conditions to drawdown are satisfied. The facility limit is $450 million for a period of six years. Thereafter, the facility limit is reduced by an amount equal to 8.125% of the total $450 million commitment, semi-annually over a period of four years and is reduced to $0 on the tenth anniversary.

Our obligations under the New Credit Facility are secured by a first priority mortgage on each of the vessels in our fleet as well as any future vessel acquisitions pledged as collateral and funded by the New Credit Facility. The New Credit Facility is also secured by a first priority security interest in our earnings and insurance proceeds related to the collateral vessels. The Company may grant additional security interest in vessels acquired that are not mortgaged.

Our ability to borrow amounts under the New Credit Facility is subject to customary documentation relating to the facility, including security documents, satisfaction of certain customary conditions precedent and compliance with terms and conditions included in the loan documents. Before each drawdown, we are required, among other things, to provide to the lenders acceptable valuations of the vessels in our fleet confirming that the aggregate amount outstanding under the facility (determined on a pro forma basis giving effect to the amount proposed to be drawn down) will not exceed 65% of the value of the vessels pledged as collateral. To the extent the vessels in our fleet that secure our obligations under the New Credit Facility are insufficient to satisfy minimum security requirements at the time of a drawdown or any time thereafter, we will be required to grant additional security or obtain a waiver or consent from the lenders. We will also not be permitted to borrow amounts under the facility, and will be required to immediately repay all amounts outstanding under the facility, if we experience a change in control.

Interest on the amounts drawn is payable at the rate of 0.95% per annum over LIBOR until the fifth anniversary of the closing of the New Credit Facility and 1.00% per annum over LIBOR thereafter. We are also obligated to pay a commitment fee equal to 0.375% per annum on any undrawn amounts available under the facility. On July 29, 2005, the Company paid an arrangement fee to the lenders of $2.7 million which equates to .6% of the total commitment of $450 million. In the quarter ended September 30, 2005, we incurred an expense of $4.1 million to write-off deferred financing fees associated with our Original Credit Facility which was entirely repaid on July 29, 2005.

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

Our original credit facility
----------------------------

On December 3, 2004 the Company entered into the Original Credit Facility with a limit of $357 million with a group of lender banks. The loan had a five-year maturity at a rate of LIBOR plus 1.375% per year until $100 million had been repaid and thereafter at LIBOR plus 1.250%. In the event of late principal payments, additional interest charges would have been incurred.

The Original Credit Facility was secured by a first priority mortgage on each of the vessels in the Company's fleet and a first assignment of all freights, earnings and insurances. The terms and conditions of the Original Credit Facility required compliance with certain restrictive covenants. Under the Original Credit Facility, the Company was required to meet certain financial covenants requiring among other things to ensure that the aggregate market value of the vessels in the fleet that secure the obligation under the Original Credit Facility exceeded the aggregate principal amount of debt outstanding under the Original Credit Facility and maintained certain ratios such as: interest coverage ratios and maximum leverage ratios. In addition, the Company was required to employ all vessels under a fixed rate charter for a term ending no sooner than 24 months immediately following the vessel's purchase and maintain certain minimum funding requirements from Fleet Acquisition LLC. Charter counterparties were to be approved by the lenders under the Original Credit Facility.

The Company failed to comply with such requirements by employing certain vessels under fixed-rate charters for terms of less than 24 months immediately following the vessel's purchase. The Company received a waiver in May 2005 that deemed all charters entered into to be in compliance with the requirement for chartering except for the Genco Leader and the Genco Trader. Additionally, the Company took delivery of the Genco Trader in June 2005 with a fixed-rate charter with a term of less than 24 months. In July 2005, the Company received waivers extending the required compliance date of the Genco Leader and Genco Trader through December 31, 2005.

The Company was obligated to receive a minimum amount of funding from Fleet Acquisition LLC on the earlier of December 15, 2004 or the delivery of the fourth vessel. On December 15, 2004, the Company was under funded from Fleet Acquisition LLC by $2.7 million. In May 2005, the Company received a waiver for the under funding through May 31, 2005. Fleet Acquisition LLC made the required capital contribution in May 2005.

Interest rate swap agreements
-----------------------------

Effective as of September 14, 2005, the Company entered into an interest rate swap agreement with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The notional principal amount of the swap is $106,233 and the swap's expiration date coincides with the expiration of the New Credit Facility on July 29, 2015. The swap agreement hedges the interest rate for the notional amount to a fixed rate of 4.485% plus pursuant to the credit facility agreement 0.95% per annum until the fifth anniversary of the New Credit Facility and 1.00% per annum thereafter. The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.

It is the Company's policy to utilize hedge accounting for derivative instruments. The Company qualified for hedge accounting treatment and the Company has determined that this interest rate swap agreement, which initially hedged the corresponding debt, continues to perfectly hedge the debt. Interest expense pertaining to the interest rate swap for the three and nine months ended September 30, 2005 was $36 and $36, respectively.

The fair value of the interest rate swap agreement was $1,305 as of September 30, 2005. There was no interest rate swap entered into at December 31, 2004.

Interest rates
--------------

Interest rates, including the cost associated with the unused commitment fees incurred during the three and nine months ended September 30, 2005 averaged 5.26% and 4.60%, respectively. The interest on the debt, excluding the unused commitment fees ranged from 4.45% to 4.76% during the three months ended September 30, 2005 and ranged from 3.69% to 4.76% for the nine months ended September 30, 2005.

Contractual obligations
-----------------------

The following table sets forth our contractual obligations and their maturity dates that is reflective of the outstanding debt, including the effective fixed rate on the interest rate swap agreement and after giving effect to the subsequent borrowings made for the acquisition of the Genco Muse. The interest and fees are also reflective of the New Credit Facility and the interest rate swap agreement. Here is the information on our contractual obligations:


                                                  Within One       One to Three     Three to Five     More than
                                   Total           Year (1)           Years             Years         Five Years
                                   -----           --------           -----             -----         ----------
                                                           (U.S. dollars in thousands)

Bank loans                        $140,683         $   --           $   --           $   --           $140,683
Interest and borrowing fees       $ 83,256         $  2,221         $ 17,378         $ 17,378         $ 46,279
Office lease                      $  7,323         $   --           $    688         $    971         $  5,664

(1) Represents the three month period ending December 31, 2005.
---------------------------------------------------------------

Capital expenditures
--------------------

We make capital expenditures from time to time in connection with our vessel acquisitions. Our vessel acquisitions consist of our fleet of five Panamax drybulk carriers, seven Handymax drybulk carriers and five Handysize drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings. During June 2005 and at the delivery of the vessel, the Company incurred a deferred drydock cost associated with the Genco Trader for sand blasting the holds so that the vessel could be properly employed. We estimate our drydocking costs for our fleet through 2007 to be:

                                                       Estimated Drydocking
                                                               Cost
                                                               ----
                                                    (U.S. dollars in millions)
Year
----

 2005 (remaining three months)                                  $0.3
 2006                                                            2.0
 2007                                                            2.1

The costs reflected are dependent upon the location where the drydockings are performed and actual results may vary. We believe that the funding of these costs will be met with cash we generate from operations.

Off-balance sheet arrangements
------------------------------

We do not have any off-balance sheet arrangements.

Inflation
---------

Inflation has only a moderate effect on our expenses given current economic conditions. In the event that significant global inflationary pressures appear, these pressures would increase our operating, voyage, general and administrative, and financing costs.

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

Revenue and voyage expense recognition
--------------------------------------

Revenues are generated from time charter agreements. A time charter involves placing a vessel at the charterer's disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. In time charters, operating costs such as for crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. Time charter revenues are recorded over the term of the charter as service is provided. Revenues are recognized on a straight-line basis as the average revenue over the term of the respective time charter agreement. Vessel operating expenses are recognized when incurred. As of September 30, 2005 and December 31, 2004, the Company had a reserve of $83 and $0, respectively, associated with estimated customer claims against the Company for time charter performance issues.

Acquisitions
------------

When the Company enters into an acquisition transaction, it determines whether the acquisition transaction was the purchase of an asset or a business based on the facts and circumstances of the transaction.

When a vessel is acquired with an existing time charter, the Company allocates the purchase price of the vessel and the time charter based on, among other things, vessel market valuations and the present value (using an interest rate which reflects the risks associated with the acquired charters) of the difference between (i) the contractual amounts to be paid pursuant to the charter terms and (ii) management's estimate of the fair market charter rate, measured over a period equal to the remaining term of the charter. The capitalized above-market (assets) and below-market (liabilities) charters are amortized as a reduction or increase, respectively, to voyage revenues over the remaining term of the charter.

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

Fair value of financial instruments
-----------------------------------

The estimated fair values of the Company's financial instruments such as amounts due from charterers, accounts payable and long term debt approximate their individual carrying amounts as of September 30, 2005 and December 31, 2004 due to their short-term maturity or the variable-rate nature of the respective borrowings.

The fair value of the interest rate swap (used for purposes other than trading) is the estimated amount the Company would receive to terminate the swap agreement at the reporting date, taking into account current interest rates and the creditworthiness of the swap counterparty.

Interest rate risk management
-----------------------------

The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to its borrowings. The Company entered into an interest rate swap with an effective date of September 14, 2005 and uses this interest swap to manage net exposure to interest rate changes related to a portion of its borrowings and to manage its overall borrowing costs.

The Company held one interest rate risk management instrument at September 30, 2005 and no instruments at December 31, 2004. As of September 30, 2005, the Company is party to an interest rate swap agreement that expires on July 29, 2015 and effectively converts floating rate obligations to a fixed rate instrument. The asset in connection with the Company's cash flow hedge at September 30, 2005 and December 31, 2004 is $1.3 million and $0, respectively, and is presented as the fair value of derivative instrument for this cash flow hedge on the balance sheet. As of September 30, 2005 and December 31, 2004, the Company has other comprehensive income (OCI) of $1.3 million and $0, respectively, related to this instrument.

Derivative financial instruments
--------------------------------

To manage its exposure to fluctuating interest rates, the Company uses an interest rate swap agreement. Interest rate differentials to be paid or received under these agreements are accrued and recognized as an adjustment of interest expense related to the designated debt. The fair value of the interest rate swap agreement and changes in fair value are recognized in the financial statements as non-current asset or liability.

Amounts receivable or payable arising at the settlement of interest rate swaps are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist.

ITEM 3.  QUALITATIVE AND QUANTITATIVE MARKET RISK

Interest rate risk
------------------

We are subject to market risks relating to changes in interest rates because we have significant amounts of floating rate debt outstanding. During 2005, we paid interest on this debt based on LIBOR plus an average spread of 1.35% on the Original Credit Facility, LIBOR plus 0.95% for the debt prior to the swap or in excess of the swap notional amount on the New Credit Facility, and after the effective date of the interest rate swap, an effective rate of 4.485% plus a margin of .095% on the swap notional amount of $106.2 million. A 1% increase in LIBOR would have increased our interest expense for the three-month period ended September 30, 2005 from $6.5 million to $6.9 million.

Effective as of September 14, 2005, the Company entered into an interest rate swap agreement with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The notional principal amount of the swap is $106.2 million and the swap's expiration date coincides with the expiration of the New Credit Facility on July 29, 2015. The swap agreement hedges the interest rate for the notional amount to a fixed rate of 4.485% plus pursuant to the credit facility agreement 0.95% per annum until the fifth anniversary of the New Credit Facility and 1.00% per annum thereafter. The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.

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

4.1        Form of Shareholders' Rights Agreement (incorporated by reference to
           Exhibit 4.2 to report on Form S-1/A dated July 18, 2005).

10.1       Form of Registration Rights Agreement (incorporated by reference to
           Exhibit 4.2 to report on Form S-1/A dated July 18, 2005).

10.2 2005 Equity Incentive Plan, as amended and restated effective October 31, 2005 (incorporated by reference to Exhibit 10.1 to report on Form 8-K dated November 3, 2005).

10.3 Credit Agreement, dated as of December 3, 2004, among Fleet Acquisition LLC, Genco Shipping & Trading Limited, the Lenders party hereto from time to time, Citibank Global Markets Limited and Nordea Bank Finland PLC, New York Branch (incorporated by reference to
           Exhibit 10.3 to report on Form S-1/A dated June 16, 2005).

31.1 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)   Filed with this Report.

                  (Remainder of page left intentionally blank)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                         GENCO SHIPPING & TRADING LIMITED


                                         By: /s/ ROBERT GERALD BUCHANAN
        DATE: November 7, 2005              ----------------------------------
                                            Robert Gerald Buchanan
                                            President
                                            (Principal Executive Officer)


        DATE: November 7, 2005           By: /s/ JOHN C. WOBENSMITH
                                            ----------------------------------
                                            John C. Wobensmith
                                            Chief Financial Officer, Secretary
                                            and Treasurer
                                            (Principal Financial and Accounting
                                            Officer)

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

4.1        Form of Shareholders' Rights Agreement (incorporated by reference to
           Exhibit 4.2 to report on Form S-1/A dated July 18, 2005).

10.1       Form of Registration Rights Agreement (incorporated by reference to
           Exhibit 4.2 to report on Form S-1/A dated July 18, 2005).

10.2 2005 Equity Incentive Plan, as amended and restated effective October 31, 2005 (incorporated by reference to Exhibit 10.1 to report on Form 8-K dated November 3, 2005).

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