Form 10-K
period 2005-12-31
GENCO SHIPPING & TRADING LTD
filed 2006-02-27
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

for the transition period from_________ to________

Commission file number 000-51442

GENCO SHIPPING & TRADING LIMITED
(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	98-043-9758
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

299 Park Avenue (20th Floor), New York, New York	10171
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (646) 443-8550

Securities of the Registrant registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.01 per share

Securities of the Registrant registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☒ No ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of December 30, 2005, the aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price of such stock of $17.44 per share as of such date on the Nasdaq National Market, was approximately $206,338,744. The registrant has no non-voting common equity issued and outstanding. The registrant has elected to use December 30, 2005 as the calculation date because the registrant did not complete its initial public offering until after June 30, 2005, the last business date of the registrant’s most recently completed second fiscal quarter. The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock as of February 27, 2006 was 25,434,212 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Our Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, is incorporated by reference in Part III herein.

PART I
ITEM 1.  BUSINESS

OVERVIEW

We are a New York City-based company, incorporated in the Marshall Islands. We transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes. Our fleet consists of 17 drybulk carriers, 16 of which we acquired from a subsidiary of The China National Cereals Oil and Foodstuffs Corp., or COFCO, a Chinese conglomerate, in December 2004 and during the first six months of 2005. The 17th vessel was acquired in October 2005 from Western Bulk Carriers. Fifteen of the 17 vessels in our fleet are on time charter contracts, with an average remaining life of one year as of December 31, 2005. Currently, the Genco Leader and the Genco Trader are trading in the Baumarine Pool and exposed to the spot market. All of our vessels are chartered to reputable charterers, including Lauritzen Bulkers A/S, or Lauritzen Bulkers, Cargill International S.A., or Cargill, BHP Billiton Marketing AG, or BHP, NYK Bulkship Europe, or NYK Europe, Dampskibsselskabet “Norden” A/S (“DS Norden”), ED & F Man Shipping Limited (“EDF Man Shipping”), Qatar Navigation QSC, Korea Line Corporation (“KLC”), and Hyundai Merchant Marine Co. Ltd. (“HMMC”).

We intend to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow. In connection with this growth strategy, we negotiated a new credit facility (“New Credit Facility”) in the amount of $450 million that we expect to use to acquire additional vessels that will be employed either in the spot or time charter market. As of December 31, 2005, we had approximately $320 million of availability under our New Credit Facility.

Our fleet consists of five Panamax, seven Handymax and five Handysize drybulk carriers, with an aggregate carrying capacity of approximately 839,000 dwt. As of December 31, 2005, the average age of our fleet was 8.6 years, as compared to the average age for the world fleet of approximately 15 years for the drybulk shipping segments in which we compete. All of the vessels in our fleet were built in Japanese shipyards with a reputation for constructing high-quality vessels. Our fleet contains three groups of sister ships, which are vessels of virtually identical sizes and specifications.

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, or the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

In addition, our company website can be found on the Internet at www.gencoshipping.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access www.gencoshipping.com, click on Investor, then SEC Filings.

Any of the above documents can also be obtained in print by any shareholder upon request to our Investor Relations Department at the following address:

Corporate Investor Relations
Genco Shipping & Trading Limited
299 Park Avenue (20th Floor)
New York, NY 10171

BUSINESS STRATEGY

Our strategy is to manage and expand our fleet in a manner that enables us to pay dividends to our shareholders. To accomplish this objective, we intend to:

•
Strategically expand the size of our fleet - We intend to acquire additional modern, high-quality drybulk carriers through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow. We expect to fund acquisitions of additional vessels using cash reserves set aside for this purpose and amounts borrowed under our New Credit Facility.

•
Continue to operate a high-quality fleet - We intend to maintain a modern, high-quality fleet that meets or exceeds stringent industry standards and complies with charterer requirements through our technical manager's rigorous and comprehensive maintenance program. In addition, our technical managers maintain the quality of our vessels by carrying out regular inspections, both while in port and at sea.

•
Pursue an appropriate balance of time and spot charters - All of our vessels, with the exception of the Genco Leader and the Genco Trader, are under long-term charters with an average remaining life of one year as of December 31, 2005. These charters provide us with relatively stable revenues and a high fleet utilization. We may in the future pursue other market opportunities for our vessels to capitalize on favorable market conditions, including arranging longer charter periods and entering into short-term time and voyage charters.

•
Maintain low-cost, highly efficient operations - We outsource technical management of our fleet to Wallem Shipmanagement Limited, a third-party independent technical manager, at a lower cost than we could achieve by performing the function in-house. Our management team actively monitors and controls vessel operating expenses incurred by this independent technical manager by overseeing their activities. Finally, we seek to maintain low-cost, highly efficient operations by capitalizing on the cost savings and economies of scale that result from operating sister ships.

•
Capitalize on our management team's reputation - We will continue to capitalize on our management team's reputation for high standards of performance, reliability and safety, and maintain strong relationships with major international charterers, many of whom consider the reputation of a vessel owner and operator when entering into time charters. We believe that our management team's track record improves our relationships with high quality shipyards and financial institutions, many of which consider reputation to be an indicator of creditworthiness.

OUR FLEET

Our fleet consists of five Panamax, seven Handymax and five Handysize drybulk carriers, with an aggregate carrying capacity of approximately 839,000 dwt. As of December 31, 2005, the average age of our fleet was approximately 8.6 years, as compared to the average age for the world fleet of approximately 15 years for the drybulk shipping segments in which we compete. All of the vessels in our fleet were built in Japanese shipyards with a reputation for constructing high-quality vessels. The table below summarizes the characteristics of our vessels:

Vessel	Class	Dwt	Year Built

Genco Beauty	Panamax	73,941	1999
Genco Knight	Panamax	73,941	1999
Genco Leader	Panamax	73,941	1999
Genco Vigour	Panamax	73,941	1999
Genco Trader	Panamax	69,338	1990
Genco Muse	Handymax	48,913	2001
Genco Success	Handymax	47,186	1997
Genco Carrier	Handymax	47,180	1998
Genco Prosperity	Handymax	47,180	1997
Genco Wisdom	Handymax	47,180	1997
Genco Marine	Handymax	45,222	1996
Genco Glory	Handymax	41,061	1984
Genco Explorer	Handysize	29,952	1999
Genco Pioneer	Handysize	29,952	1999
Genco Progress	Handysize	29,952	1999
Genco Reliance	Handysize	29,952	1999
Genco Sugar	Handysize	29,952	1998

FLEET MANAGEMENT

Our management team and other employees are responsible for the commercial and strategic management of our fleet. Commercial management involves negotiating charters for vessels, managing the mix of various types of charters, such as time charters and voyage charters, and monitoring the performance of our vessels under their charters. Strategic management involves locating, purchasing, financing and selling vessels.

We utilize the services of reputable independent technical managers for the technical management of our fleet. We currently contract with Wallem Shipmanagement Limited (“Wallem”), an independent technical manager, for our technical management. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. However, members of our New York City-based management team oversee the activities of our independent technical manager. The head of our technical management team has over 30 years of experience in the shipping industry.

Wallem, founded in 1971 and currently based in Hong Kong, is one of the largest ship management companies in the world. As a subsidiary of the Wallem Group, Wallem is backed by over 35 years of experience in the industry. Wallem, also known worldwide for its agency network, covering all major ports in China, Hong Kong, Japan, Vietnam, Taiwan, Thailand, Malaysia, Indonesia, the Philippines and Singapore, has managed almost 800 vessels of virtually every type and trade over the past 32 years amounting to a total of 55 million tons of deadweight tonnage managed. The ship management team currently consists of approximately 6,250 people that work on Wallem managed ships and in Wallem offices around the world. It currently manages over 200 vessels of all types, including approximately 80 Panamax, Handymax and Handysize drybulk carriers totaling in excess of 16 million dwt and meeting strict quality standards including SEPS, ISO 9002, ISO9001, ISO 14001, ISMA 1994/2003, ISM, OHSAS 18001 and the Green Award program.

Under our technical management agreements, our technical manager is obligated to:

•	provide personnel to supervise the maintenance and general efficiency of our vessels;

•
arrange and supervise the maintenance of our vessels to our standards to assure that our vessels comply with applicable national and international regulations and the requirements of our vessels' classification societies;

•	select and train the crews for our vessels, including assuring that the crews have the correct certificates for the types of vessels on which they serve;

•	check the compliance of the crews' licenses with the regulations of the vessels' flag states and the International Maritime Organization, or IMO;

•	arrange the supply of spares and stores for our vessels; and

•	report expense transactions to us, and make its procurement and accounting systems available to us.

OUR CHARTERS

We currently employ 15 of our drybulk carriers to customers under time charters. A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the disposal of the charterer. Under a time charter, the charterer periodically pays a fixed daily charterhire rate and bears all voyage expenses, including the cost of bunkers, port expenses and canal dues.

Subject to any restrictions in the contract, the charterer determines the type and quantity of cargo to be carried and the ports of loading and discharging. Our vessels operate worldwide within the trading limits imposed by our insurance terms. The technical operation and navigation of the vessel at all times remains the responsibility of the vessel owner, which is generally responsible for the vessel's operating expenses, including the cost of crewing, insuring, repairing and maintaining the vessel, costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses.

With the exception of the Genco Leader and the Genco Trader, which are currently employed in the Baumarine Pool, each of our current time charters expires within a range of dates (for example, a minimum of 20 and maximum of 28 months following delivery), with the exact end of the time charter left unspecified to account for the uncertainty of when a vessel will complete its final voyage under the time charter. The charterer may extend the charter period by any time that the vessel is off-hire. If a vessel remains off-hire for more than 30 consecutive days, the time charter may be cancelled at the charterer's option.

The Baumarine Pool is a spot vessel pool which consists of a group of vessels that share revenue based on a point system that evaluates the various attributes of each vessel in the pool. The goal of the pool arrangement is to increase fleet utilization through more efficient vessel scheduling. The Baumarine Pool accomplishes this by combining spot market voyages, trip time charters, period time charters and contracts of affreightment with freight forward agreements.

In connection with the charter of each of our vessels, we pay commissions ranging from 1 1/4% to 5% of the total daily charterhire rate of each charter to unaffiliated ship brokers and to in-house ship brokers associated with the charterer, depending on the number of brokers involved with arranging the relevant charter.

We monitor developments in the drybulk shipping industry on a regular basis and strategically adjust the charterhire periods for our vessels according to market conditions as they become available for charter.

The following table sets forth information about the current employment of our fleet:

Vessel	Time Charter Rate (1)		Charterer	Charter Expiration (2)
Genco Beauty	$29,000		Cargill	February 2007
Genco Knight	29,000		BHP	January 2007
Genco Leader	Spot	(6)	Baumarine Pool	Not Applicable
Genco Vigour	29,000		BHP	December 2006
Genco Trader	Spot	(6)	Baumarine Pool	Not Applicable
Genco Success	23,850		KLC	January 2007
Genco Carrier	24,000		DBCN	December 2006
Genco Prosperity	23,000		DS Norden	March 2007
Genco Wisdom	24,000		HMMC	January 2007
Genco Marine	26,000	(3)	NYK Europe	March 2007
Genco Glory	18,250		E D F Man Shipping	December 2006
Genco Muse	26,500	(4)	Qatar Navigation QSC	September 2007
Genco Explorer	17,250		Lauritzen Bulkers	August 2006
Genco Pioneer	17,250		Lauritzen Bulkers	September 2006
Genco Progress	17,250	(5)	Lauritzen Bulkers	September 2006
Genco Reliance	17,250		Lauritzen Bulkers	August 2006
Genco Sugar	17,250		Lauritzen Bulkers	August 2006

-----------------------------------
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
(3) The time charter rate is $26,000 until March 2006 and $18,000 thereafter. For purposes of revenue recognition, the charter contract is reflected on a straight-line basis in accordance with GAAP.
(4) Since this vessel was acquired with an existing time charter at an above market rate, the Company allocates the purchase price between the vessel and an intangible asset for the value assigned to the above market charterhire. This intangible asset is amortized as a reduction to voyage revenues over the remaining term of the charter, resulting in a daily rate of approximately $21,500 recognized as revenue. For cash flow purposes, the Company will continue to receive $26,500 per day.
(5) The time charter rate was $21,560 through March 2005 and $17,250 thereafter. For purposes of revenue recognition, the charter contract is reflected on a straight-line basis in accordance with GAAP.
(6) The Genco Trader and Genco Leader entered into the Baumarine Pool arrangement in December 2005 and February 2006, respectively.

CLASSIFICATION AND INSPECTION

All of our vessels have been certified as being “in class” by Det Norske Veritas, the American Bureau of Shipping (ABS), Lloyd’s Register of Shipping, Nippon Kaiji Kyokai (NK Class) or China Classification Society. Each of these classification societies is a member of the International Association of Classification Societies. Every commercial vessel’s hull and machinery is evaluated by a classification society authorized by its country of registry. The classification society certifies that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. Each vessel is inspected by a surveyor of the classification society in three surveys of varying frequency and thoroughness: every year for the annual survey, every two to three years for the intermediate survey and every four to five years for special surveys. Special surveys always require drydocking. Vessels that are 15 years old or older are required, as part of the intermediate survey process, to be drydocked every 24 to 30 months for inspection of the underwater portions of the vessel and for necessary repairs stemming from the inspection.

In addition to the classification inspections, many of our customers regularly inspect our vessels as a precondition to chartering them for voyages. We believe that our well-maintained, high-quality vessels provide us with a competitive advantage in the current environment of increasing regulation and customer emphasis on quality.

We have implemented the International Safety Management Code, which was promulgated by the International Maritime Organization, or IMO (the United Nations agency for maritime safety and the prevention of marine pollution by ships), to establish pollution prevention requirements applicable to vessels. We obtained documents of compliance for our offices and safety management certificates for all of our vessels for which the certificates are required by the IMO.

CREWING AND EMPLOYEES

Each of our vessels is crewed primarily with 23 officers and seamen. Our technical managers are responsible for locating and retaining qualified officers for our vessels. The crewing agencies handle each seaman's training, travel and payroll, and ensure that all the seamen on our vessels have the qualifications and licenses required to comply with international regulations and shipping conventions. We typically man our vessels with more crew members than are required by the country of the vessel's flag in order to allow for the performance of routine maintenance duties.

As of February 27, 2006, we employed approximately 14 shore-based personnel and approximately 394 seagoing personnel on our vessels.

CUSTOMERS

Our assessment of a charterer's financial condition and reliability is an important factor in negotiating employment for our vessels. We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities. Our customers include national, regional and international companies, such as Lauritzen Bulkers, Cargill, BHP, NYK Europe and HMMC. For 2005, three of our charterers, Lauritzen Bulkers, BHP, and Cargill each accounted for more than 10% of our revenues.

COMPETITION

Our business fluctuates in line with the main patterns of trade of the major drybulk cargoes and varies according to changes in the supply and demand for these items. We operate in markets that are highly competitive and based primarily on supply and demand. We compete for charters on the basis of price, vessel location and size, age and condition of the vessel, as well as on our reputation as an owner and operator. We compete with other owners of drybulk carriers in the Panamax, Handymax and Handysize class sectors some of whom may also charter our vessels as customers. Ownership of drybulk carriers is highly fragmented and is divided among approximately 1,500 independent drybulk carrier owners.

Permits and Authorizations

We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, certificates and other authorizations with respect to our vessels. The kinds of permits, licenses, certificates and other authorizations required for each vessel depend upon several factors, including the commodity transported, the waters in which the vessel operates, the nationality of the vessel’s crew and the age of the vessel. We believe that we have all material permits, licenses, certificates and other authorizations necessary for the conduct of our operations. However, additional laws and regulations, environmental or otherwise, may be adopted which could limit our ability to do business or increase the cost of our doing business.

INSURANCE

General.

The operation of any drybulk vessel includes risks such as mechanical failure, collision, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, hostilities and labor strikes. In addition, there is always an inherent possibility of marine disaster, including oil spills and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade. The United States Oil Pollution Act of 1990, or OPA, which imposes virtually unlimited liability upon owners, operators and demise charterers of vessels trading in the U.S.-exclusive economic zone for certain oil pollution accidents in the United States, has made liability insurance more expensive for shipowners and operators trading in the U.S. market.

While we maintain hull and machinery insurance, war risks insurance, protection and indemnity cover, and freight, demurrage and defense cover and loss of hire insurance for our fleet in amounts that we believe to be prudent to cover normal risks in our operations, we may not be able to achieve or maintain this level of coverage throughout a vessel's useful life. Furthermore, while we believe that our present insurance coverage is adequate, not all risks can be insured, and there can be no guarantee that any specific claim will be paid, or that we will always be able to obtain adequate insurance coverage at reasonable rates.

Hull and Machinery and War Risks Insurance.

We maintain marine hull and machinery and war risks insurance, which covers the risk of actual or constructive total loss, for all of our vessels. Our vessels are each covered up to at least fair market value with deductibles of $60,000 per vessel per incident for Genco Glory and our Handysize vessels, and $75,000 per vessel per incident for the rest of our fleet.

Protection and Indemnity Insurance.

Protection and indemnity insurance is provided by mutual protection and indemnity associations, or P&I Associations, which insure our third-party liabilities in connection with our shipping activities. This includes third-party liability and other related expenses resulting from the injury or death of crew, passengers and other third parties, the loss or damage to cargo, claims arising from collisions with other vessels, damage to other third-party property, pollution arising from oil or other substances and salvage, towing and other related costs, including wreck removal. Protection and indemnity insurance is a form of mutual indemnity insurance, extended by protection and indemnity mutual associations, or "clubs." Subject to the "capping" discussed below, our coverage, except for pollution, is unlimited.

Our current protection and indemnity insurance coverage for pollution is $1 billion per vessel per incident. The 14 P&I Associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. As a member of a P&I Association, which is a member of the International Group, we are subject to calls payable to the associations based on the group's claim records as well as the claim records of all other members of the individual associations and members of the pool of P&I Associations comprising the International Group.

Loss of Hire Insurance

We maintain loss of hire insurance which covers business interruptions and related losses that result from the loss of use of a vessel. Our loss of hire insurance has a 14-day deductible and provides claim coverage for up to 90 days.

ENVIRONMENTAL AND OTHER REGULATION

Government regulation significantly affects the ownership and operation of our vessels. We are subject to international conventions and treaties and national, state and local laws and regulations related to environmental protection and operational safety in force in the countries in which our vessels may operate or are registered.

A variety of government and private entities subject our vessels to both scheduled and unscheduled inspections. These entities include, but are not necessarily limited to, local port authorities (U.S. Coast Guard, harbor master or equivalent), classification societies, flag state administrations (country of registry) and charterers, particularly terminal operators, in the jurisdictions in which our vessels operate or are registered. Certain of these entities require us to obtain permits, licenses, certificates and other authorizations for the operation of our vessels. Failure to maintain necessary authorizations could require us to incur substantial costs or temporarily suspend the operation of one or more of our vessels.

We believe that the heightened level of environmental and operational safety concerns among insurance underwriters, regulators and charterers is leading to greater inspection and safety requirements on all vessels and could accelerate the scrapping of older vessels throughout the drybulk shipping industry.  Increasing environmental concerns have created a demand for vessels that conform to stricter environmental standards. We are required to maintain operating standards for our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with United States and international laws and regulations. We believe that the operation of our vessels is in substantial compliance with applicable environmental and health and safety laws and regulations applicable to us as of the date of this report. We are unaware of any pending or threatened material litigation or other material administrative or arbitration proceedings against us based on alleged non-compliance with or liability under such laws or regulations. The risks of substantial costs, liabilities, penalties and other sanctions for the release of oil or hazardous substances into the environment or non-compliance are, however, inherent in marine operations, and there can be no assurance that significant costs, liabilities, penalties or other sanctions will not be incurred by or imposed on us in the future.

International Maritime Organization.

The IMO (the United Nations agency for maritime safety and the prevention of marine pollution by ships) has adopted the International Convention for the Prevention of Marine Pollution, 1973, as modified by the related Protocol of 1978, which has been updated through various amendments, or the MARPOL Convention. The MARPOL Convention establishes environmental standards relating to oil leakage or spilling, garbage management, sewage, air emissions, handling and disposal of noxious liquids and the handling of harmful substances in packaged forms. The IMO adopted regulations that set forth pollution-prevention requirements applicable to drybulk carriers. These regulations have been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate.

The IMO has also negotiated international conventions that impose liability for oil pollution in international waters and a signatory's territorial waters. In September 1997, the IMO adopted Annex VI to the MARPOL Convention to address air pollution from ships. Annex VI was ratified in May 2004 and took effect on May 19, 2005. Annex VI set limits on sulfur oxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions. Annex VI regulations pertaining to nitrogen oxide emissions apply to diesel engines on vessels built on or after January 1, 2000 or diesel engines undergoing major conversions after such date. We believe that all our vessels comply in all material respects with Annex VI. Additional or new conventions, laws and regulations may be adopted that could adversely affect our business, results of operations, cash flows and financial condition.

The IMO also has adopted the International Convention for the Safety of Life at Sea, or SOLAS Convention, which imposes a variety of standards to regulate design and operational features of ships. SOLAS Convention standards are revised periodically. We believe that all our vessels are in substantial compliance with SOLAS Convention standards.

Under the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention, or ISM Code, promulgated by the IMO, the party with operational control of a vessel is required to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies. In 1994, the ISM Code became mandatory with the adoption of Chapter IX of SOLAS.

The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel's management with code requirements for a safety management system. No vessel can obtain a certificate unless its operator has been awarded a document of compliance, issued by each flag state, under the ISM Code. We believe that we have all material requisite documents of compliance for our offices and safety management certificates for the vessels in our fleet for which certificates are required by the IMO. We review these compliance and safety management certificates annually.

Noncompliance with the ISM Code and other IMO regulations may subject the ship owner to liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. For example, the U.S. Coast Guard and European Union authorities have indicated that vessels not in compliance with the ISM Code will be prohibited from trading in U.S. and European Union ports. As of the date of this report, each of our vessels is ISM Code-certified. However, there can be no assurance that such certificates will be maintained.

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969, or the CLC. Under this convention and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel's registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. Under an amendment to the 1992 Protocol that became effective on November 1, 2003, for vessels of 5,000 to 140,000 gross tons (a unit of measurement for the total enclosed spaces within a vessel) liability will be limited to approximately $6.5 million plus $906.32 for each additional gross ton over 5,000. For vessels of over 140,000 gross tons, liability will be limited to approximately $128.9 million. As the convention calculates liability in terms of a basket of currencies, these figures are based on currency exchange rates on February 9, 2006. Under the 1969 Convention, the right to limit liability is forfeited where the spill is caused by the owner's actual fault. Under the 1992 Protocol, a ship owner cannot limit liability where the spill is caused by the owner's intentional or reckless conduct. Vessels trading in jurisdictions that are parties to these conventions must provide evidence of insurance covering the liability of the owner. In jurisdictions where the CLC has not been adopted (such as the United States), various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention. We believe that our protection and indemnity insurance will cover the liability under the plan.

The United States Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act.

OPA established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all owners and operators whose vessels trade in the United States, its territories and possessions or whose vessels operate in U.S. waters, which includes U.S. territorial sea and its 200 nautical mile exclusive economic zone. The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances other than oil, whether on land or at sea. Both OPA and CERCLA impact our operations.

Under OPA, vessel owners, operators and bareboat charterers are "responsible parties" and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and cleanup costs and other damages arising from discharges or threatened discharges of oil from their vessels. OPA defines these other damages broadly to include:

•	natural resources damage and the costs of assessment thereof;

•	real and personal property damage;

•	net loss of taxes, royalties, rents, fees and other lost revenues;

•	lost profits or impairment of earning capacity due to property or natural resources damage;

•	net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards; and

•	loss of subsistence use of natural resources.

OPA limits the liability of responsible parties to the greater of $600 per gross ton or $0.5 million per drybulk vessel that is over 300 gross tons (subject to possible adjustment for inflation). CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages. Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million. These limits of liability do not apply if an incident was directly caused by violation of applicable U.S. federal safety, construction or operating regulations or by a responsible party's gross negligence or willful misconduct, or if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with oil removal activities.

We currently maintain pollution liability insurance coverage in the amount of $1 billion per incident for each of our vessels. If the damages from a catastrophic spill were to exceed our insurance coverage, it could have an adverse effect on our business and results of operation.

OPA requires owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet their potential liabilities under OPA. In December 1994, the U.S. Coast Guard implemented regulations requiring evidence of financial responsibility in the amount of $1,500 per gross ton, which includes the OPA limitation on liability of $1,200 per gross ton and the CERCLA liability limit of $300 per gross ton. Under those regulations, vessel owners and operators may evidence their financial responsibility by showing proof of insurance, surety bond, self-insurance or guaranty. Under OPA, an owner or operator of a fleet of vessels is required only to demonstrate evidence of financial responsibility in an amount sufficient to cover the vessels in the fleet having the greatest maximum liability under OPA.

The U.S. Coast Guard regulations concerning certificates of financial responsibility provide, in accordance with OPA, that claimants may bring suit directly against an insurer or guarantor that furnishes certificates of financial responsibility. If such an insurer or guarantor is sued directly, it is prohibited from asserting any contractual defense that it may have had against the responsible party and is limited to asserting those defenses available to the responsible party and the defense that the incident was caused by the willful misconduct of the responsible party. Certain organizations, which had typically provided certificates of financial responsibility under pre-OPA laws, including the major protection and indemnity organizations, have declined to furnish evidence of insurance for vessel owners and operators if they are subject to direct actions or required to waive insurance policy defenses.

The U.S. Coast Guard's financial responsibility regulations may also be satisfied by evidence of surety bond, guaranty or by self-insurance. Under the self-insurance provisions, the ship owner or operator must have a net worth and working capital, measured in assets located in the United States against liabilities located anywhere in the world, that exceeds the applicable amount of financial responsibility. We have complied with the U.S. Coast Guard regulations by providing certificates of responsibility from third-party entities that are acceptable to the U.S. Coast Guard evidencing sufficient self-insurance.

OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for oil spills. In some cases, states which have enacted such legislation have not yet issued implementing regulations defining vessels owners' responsibilities under these laws. We believe that we are in substantial compliance with all applicable existing state requirements. In addition, we intend to comply with all future applicable state regulations in the ports where our vessels call.

We manage our exposure to losses through the operation of well-maintained, well-managed, and well-equipped vessels, and the development and implementation of safety and environmental programs, including a maritime compliance program and our insurance program. We believe that we will be able to accommodate reasonably foreseeable environmental regulatory changes. However, there can be no assurance that any new regulations or requirements will not have a material adverse effect on us.

Other Environmental Initiatives.

The European Union is considering legislation that will affect the operation of vessels and the liability of owners and operators for oil pollution. It is difficult to predict what legislation, if any, may be promulgated by the European Union or any other country or authority.

The United States Clean Water Act, or CWA, prohibits the discharge of oil or hazardous substances into navigable waters and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages. The CWA complements the remedies available under the more recent OPA and CERCLA, discussed above. A recent U.S. federal court decision could result in a requirement for vessels to obtain CWA permits for the discharge of ballast water in U.S. ports. Currently, under U.S. Environmental Protection Agency, or EPA, regulations, vessels are exempt from this permit requirement. However, in Northwest Environmental Advocates v. EPA, N.D. Cal., No. 03-05760 SI (March 31, 2005), the U.S. District Court for the Northern District of California ordered the EPA to repeal the exemption. Under the court's ruling, owners and operators of vessels visiting U.S. ports would be required to comply with the CWA permitting program or face penalties. Although the EPA will likely appeal this decision, if the exemption is repealed, we will incur certain costs to obtain CWA permits for our vessels. While we do not believe that the costs associated with obtaining such permits would be material, it is difficult to predict the overall impact of CWA permitting requirements on the drybulk shipping industry.

The United States National Invasive Species Act, or NISA, was enacted in 1996 in response to growing reports of harmful organisms being released into U.S. ports through ballast water taken on by ships in foreign ports. NISA established a ballast water management program for ships entering U.S. waters. Under NISA, mid-ocean ballast water exchange is voluntary, except for ships heading to the Great Lakes or Hudson Bay, or vessels engaged in the foreign export of Alaskan North Slope crude oil. However, NISA's reporting and record-keeping requirements are mandatory for vessels bound for any port in the United States. Although ballast water exchange is the primary means of compliance with the act's guidelines, compliance can also be achieved through the retention of ballast water on board the ship, or the use of environmentally sound alternative ballast water management methods approved by the U.S. Coast Guard. If the mid-ocean ballast exchange is made mandatory throughout the United States, or if water treatment requirements or options are instituted, the cost of compliance could increase for ocean carriers. Although we do not believe that the costs of compliance with a mandatory mid-ocean ballast exchange would be material, it is difficult to predict the overall impact of such a requirement on the drybulk shipping industry.

Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the U.S. Resource Conservation and Recovery Act, or RCRA, or comparable state, local or foreign requirements. In addition, from time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. If such materials are improperly disposed of by third parties, we might still be liable for clean up costs under applicable laws.

Vessel Security Regulations.

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. On November 25, 2002, the United States Maritime Transportation Security Act of 2002, or the MTSA, came into effect. To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, amendments to the SOLAS Convention, created a new chapter of the convention dealing specifically with maritime security. The new chapter came into effect in July 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the newly created International Ship and Port Facilities Security Code, or ISPS Code. Among the various requirements are:

•	on-board installation of automatic information systems to enhance vessel-to-vessel and vessel-to-shore communications;

•	on-board installation of ship security alert systems;

•	the development of vessel security plans; and

•	compliance with flag state security certification requirements.

The U.S. Coast Guard regulations, intended to align with international maritime security standards, exempt non-U.S. vessels from MTSA vessel security measures, provided such vessels have on board a valid International Ship Security Certificate that attests to the vessel's compliance with SOLAS Convention security requirements and the ISPS Code. We have implemented the various security measures addressed by the MTSA, SOLAS Convention and the ISPS Code.

Inspection by Classification Societies.

Every seagoing vessel must be "classed" by a classification society. The classification society certifies that the vessel is "in class," signifying that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel's country of registry and the international conventions of which that country is a member. In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned.

The classification society also undertakes on request other surveys and checks that are required by regulations and requirements of the flag state. These surveys are subject to agreements made in each individual case and/or to the regulations of the country concerned.

For maintenance of class certification, regular and extraordinary surveys of hull, machinery (including the electrical plant) and any special equipment classed are required to be performed as follows:

•
Annual Surveys. For seagoing ships, annual surveys are conducted for the hull and the machinery, including the electrical plant and where applicable for special equipment classed, at intervals of 12 months from the date of commencement of the class period indicated in the certificate.

•
Intermediate Surveys. Extended annual surveys are referred to as intermediate surveys and typically are conducted two and one-half years after commissioning and each class renewal. Intermediate surveys may be carried out on the occasion of the second or third annual survey.

•
Class Renewal Surveys. Class renewal surveys, also known as special surveys, are carried out for the ship's hull, machinery (including the electrical plant) and for any special equipment classed, at the intervals indicated by the character of classification for the hull. At the special survey, the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures. Should the thickness be found to be less than class requirements, the classification society would prescribe steel renewals. The classification society may grant a one-year grace period for completion of the special survey. Substantial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear. In lieu of the special survey every four or five years, depending on whether a grace period was granted, a ship owner has the option of arranging with the classification society for the vessel's hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five-year cycle. At an owner's application, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire period of class. This process is referred to as continuous class renewal.

All areas subject to survey as defined by the classification society are required to be surveyed at least once per class period, unless shorter intervals between surveys are prescribed elsewhere. The period between two subsequent surveys of each area must not exceed five years.

Most vessels are also drydocked every 30 to 36 months for inspection of the underwater parts and for repairs related to inspections. If any defects are found, the classification surveyor will issue a "recommendation" which must be rectified by the ship owner within prescribed time limits.

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as "in class" by a classification society which is a member of the International Association of Classification Societies. All of the vessels in our fleet are certified as being "in class" by Det Norske Veritas, American Bureau of Shipping (ABS), Lloyd’s Register of Shipping, Nippon Kaiji Kyokai (NK Class) or China Classification Society.

ITEM 1A. RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance. These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (ix) those other risks and uncertainties contained under the heading “ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS”, and (x) other factors listed from time to time in our filings with the Securities and Exchange Commission.

The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected and the trading price of our common stock could decline.

RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS

Industry Specific Risk Factors

The international drybulk shipping industry is cyclical and volatile, which may lead to reductions and volatility in our charter rates, vessel values and results of operations.

The international drybulk shipping industry is cyclical and volatile. Fluctuations in charter rates result from changes in the supply and demand for vessel capacity and changes in the supply and demand for the major commodities carried by marine vessels internationally. The factors affecting supply and demand for vessels and supply and demand for products or materials transported by drybulk carriers are outside of our control, and the nature, timing and degree of changes in industry conditions are unpredictable.

The factors that influence demand for drybulk carriers include:

•	supply of and demand for drybulk products;

•	the distance drybulk products are to be moved by sea;

•	the globalization of manufacturing;

•	global and regional economic and political conditions;

•	changes in global production of drybulk cargoes;

•	developments in international trade;

•	changes in seaborne and other transportation patterns;

•	environmental and other regulatory developments; and

•	currency exchange rates.

The factors that influence the supply of drybulk carriers include:

•	the number of newbuilding deliveries;

•	the scrapping rate of older vessels;

•	the costs of building new vessels and drydocking vessels for repair;

•	changes in environmental and other regulations that may limit the useful life of vessels;

•	the number of vessels that are out of service; and

•	port or canal congestion.

Our ability to recharter our drybulk carriers upon the expiration or termination of their current time charters and the charter rates payable under any renewal or replacement charters will depend upon, among other things, the then current state of the drybulk carrier market. If the drybulk carrier market is in a period of depression when our vessels' charters expire or we are trying to charter newly acquired vessels, we may be forced to charter them at reduced rates or even possibly a rate whereby we incur a loss, which may reduce our earnings or make our earnings volatile.

In addition, because the market value of our vessels may fluctuate significantly, we may incur losses when we sell vessels, which may adversely affect our earnings. If we sell vessels at a time when vessel prices have fallen and before we have recorded an impairment adjustment to our financial statements, the sale may be at less than the vessel's carrying amount on our financial statements, resulting in a loss and a reduction in earnings.

An economic slowdown in the Asia Pacific region could have a material adverse effect on our business, financial position and results of operations.

A significant number of the port calls made by our vessels involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region. As a result, a negative change in economic conditions in any Asia Pacific country, and particularly in China or Japan, may have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends. In particular, in recent years, China has been one of the world's fastest growing economies in terms of gross domestic product. We cannot assure you that such growth will be sustained or that the Chinese economy will not experience negative growth in the future. Moreover, any slowdown in the economies of the United States, the European Union or certain Asian countries may adversely affect economic growth in China and elsewhere. Our business, results of operations, cash flows, financial condition and ability to pay dividends will likely be materially and adversely affected by an economic downturn in any of these countries.

We are subject to regulation and liability under environmental and operational safety laws that could require significant expenditures and affect our cash flows and net income.

Our business and the operation of our vessels are materially affected by government regulation in the form of international conventions and treaties, national, state and local environmental and operational safety laws and regulations in force in the jurisdictions in which our vessels operate, including those described below, as well as in the country or countries of their registration. Because such conventions, treaties, laws and regulations are often revised, we cannot predict the ultimate cost of compliance or the impact thereof on the resale price or useful life of our vessels. Additional conventions, treaties, laws and regulations may be adopted which could limit our ability to do business or increase the cost of our doing business and which may materially adversely affect our operations. We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, certificates and other authorizations with respect to our operations, and some of the conditions imposed by such governments and agencies to obtain or renew such authorizations may include requirements outside of our control.

The operation of our vessels is affected by the requirements set forth in the International Maritime Organization's, or IMO's, International Management Code for the Safe Operation of Ships and Pollution Prevention, or the ISM Code. The ISM Code requires ship owners and bareboat charterers to develop and maintain an extensive "Safety Management System" that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. Any failure on our part to comply with the ISM Code may subject us to increased liability, may decrease available insurance coverage for the affected vessels, and may result in a denial of access to, or detention in, certain ports.

Although the United States is not a party, many countries have ratified and follow the liability scheme adopted by the IMO and set out in the CLC, and the Convention for the Establishment of an International Fund for Oil Pollution of 1971, as amended. Under these conventions, a vessel's registered owner is strictly liable for pollution damage caused on the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses.

Many of the countries that have ratified the CLC have increased the liability limits through a 1992 Protocol to the CLC. The right to limit liability is also forfeited under the CLC where the spill is caused by the owner's actual fault and, under the 1992 Protocol, where the spill is caused by the owner's intentional or reckless conduct. Vessels trading to contracting states must provide evidence of insurance coverage. In jurisdictions where the CLC has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to the CLC.

The United States Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all owners and operators whose vessels trade in the United States, its territories and possessions or whose vessels operate in U.S. waters. OPA allows for potentially unlimited liability without regard to fault of vessel owners, operators and bareboat charterers for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels, including bunkers (fuel), in U.S. waters. OPA also expressly permits individual states to impose their own liability regimes with regard to hazardous materials and oil pollution materials occurring within their boundaries.

While we do not carry oil as cargo, we do carry bunkers in our drybulk carriers. We currently maintain, for each of our vessels, pollution liability coverage insurance of $1 billion per incident. Damages from a catastrophic spill exceeding our insurance coverage could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Increased inspection procedures and tighter import and export controls could increase costs and disrupt our business.

International shipping is subject to various security and customs inspection and related procedures in countries of origin and destination. Inspection procedures can result in the seizure of the contents of our vessels, delays in the loading, offloading or delivery and the levying of customs duties, fines or other penalties against us.

It is possible that changes to inspection procedures could impose additional financial and legal obligations on us. Furthermore, changes to inspection procedures could also impose additional costs and obligations on our customers and may, in certain cases, render the shipment of certain types of cargo uneconomical or impractical. Any such changes or developments may have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

The shipping industry has inherent operational risks which may adversely affect our business.

Our vessels and their cargoes are at risk of being damaged or lost, and our business may be interrupted, because of events such as marine disasters, bad weather, mechanical failures, human error, war, terrorism, piracy and other circumstances or events. All these hazards can result in death or injury to persons, increased costs, loss of revenues, loss or damage to property (including cargo), environmental damage, higher insurance rates, damage to our customer relationships, harm to our reputation as a safe and reliable operator and delay or rerouting.

If our vessels suffer damage, they may need to be repaired at a drydocking facility. The costs of drydock repairs are unpredictable and can be substantial. We may have to pay drydocking costs that our insurance does not cover in full. The loss of earnings while these vessels are being repaired and repositioned, as well as the actual cost of these repairs, would decrease our earnings. In addition, space at drydocking facilities is sometimes limited and not all drydocking facilities are conveniently located. We may be unable to find space at a suitable drydocking facility or we may be forced to travel to a drydocking facility that is distant from the relevant vessel's position. The loss of earnings while vessels are forced to wait for space or to travel to more distant drydocking facilities would decrease our earnings. If one of our vessels were involved in an accident with the potential risk of environmental contamination, the resulting media coverage could damage our reputation as a safe and reliable vessel operator and could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Terrorist attacks and international hostilities could adversely affect our results of operations and financial condition.

Terrorist attacks, the threat of attacks and the response of the United States and other countries to these attacks could adversely affect (1) global trading conditions and, consequently, the demand for drybulk carrier transportation and (2) borrowing conditions in the global financial markets and, consequently, our ability to obtain additional financing on terms acceptable to us or at all. Terrorists have specifically targeted vessels in the past, and there can be no assurance they will not do so in the future. The recent conflict in Iraq may lead to additional acts of terrorism, regional conflict and other armed conflict around the world, which could result in increased volatility of the financial markets and have a negative effect on the U.S. and global economy. Any future terrorist attack could have a direct or indirect adverse impact on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Compliance with safety and other vessel requirements imposed by classification societies may be very costly and could reduce our net cash flows and net income.

The hull and machinery of every commercial vessel must be certified as being "in class" by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the Safety of Life at Sea Convention. Our vessels are currently enrolled with Det Norske Veritas, the American Bureau of Shipping (ABS), Lloyd’s Register of Shipping, Nippon Kaiji Kyokai (NK Class), or China Classification Society, each of which is a member of the International Association of Classification Societies.

A vessel must undergo annual surveys, intermediate surveys and special surveys. In lieu of a special survey, a vessel's machinery may be placed on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. Our vessels are on special survey cycles for hull inspection and continuous survey cycles for machinery inspection. Every vessel is also required to be drydocked every two to three years for inspection of the underwater parts of such vessel.

If any vessel does not maintain its class or fails any annual, intermediate or special survey, the vessel will be unable to trade between ports and will be unemployable and we could be in violation of certain covenants in our New Credit Facility, which would negatively impact our business, results of operations, cash flows, financial condition and ability to pay dividends.

Labor interruptions could disrupt our business.

Our vessels are manned by masters, officers and crews that are employed by third parties. If not resolved in a timely and cost-effective manner, industrial action or other labor unrest could prevent or hinder our operations from being carried out normally and could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

The smuggling of drugs or other contraband onto our vessels may lead to governmental claims against us.

We expect that our vessels will call in ports in South America and other areas where smugglers attempt to hide drugs and other contraband on vessels, with or without the knowledge of crew members. To the extent our vessels are found with contraband, whether inside or attached to the hull of our vessel and whether with or without the knowledge of any of our crew, we may face governmental or other regulatory claims which could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Maritime claimants could arrest our vessels, which could interrupt our cash flow.

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against that vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lien holder may enforce its lien by arresting a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could interrupt our cash flow and require us to pay large sums of money to have the arrest lifted.

In addition, in some jurisdictions, such as South Africa, under the "sister ship" theory of liability, a claimant may arrest both the vessel subject to the claimant's maritime lien and any "associated" vessel, which is any vessel owned or controlled by the same owner. Claimants could try to assert "sister ship" liability against one vessel in our fleet for claims relating to another of our vessels.

Governments could requisition our vessels during a period of war or emergency, resulting in loss of earnings.

A government of a vessel's registry could requisition for title or seize our vessels. Requisition for title occurs when a government takes control of a vessel and becomes the owner. A government could also requisition our vessels for hire. Requisition for hire occurs when a government takes control of a vessel and effectively becomes the charterer at dictated charter rates. Generally, requisitions occur during a period of war or emergency. Government requisition of one or more of our vessels may negatively impact our business, results of operations, cash flows, financial condition and ability to pay dividends.

Rising fuel prices may adversely affect our profits.

From time to time, we operate our vessels on spot charters either directly or by placing them in pools with similar vessels. Spot charter arrangements generally provide that the vessel owner or pool operator bear the cost of fuel (bunkers), which is a significant vessel operating expense. As a result, an increase in the price of fuel beyond our expectations may adversely affect our profitability. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. Further, fuel may become much more expensive in the future, which may reduce the profitability and competitiveness of our business versus other forms of transportation, such as truck or rail.

Our results of operations are subject to seasonal fluctuations, which may adversely affect our financial condition.

We operate our vessels in markets that have historically exhibited seasonal variations in demand and, as a result, charter rates. This seasonality may result in quarter-to-quarter volatility in our operating results. The drybulk sector is typically stronger in the fall and winter months in anticipation of increased consumption of coal and raw materials in the northern hemisphere during the winter months. As a result, we expect our revenues to be weaker during the fiscal quarters ended June 30 and September 30, and conversely, we expect our revenue to be stronger during the quarters ended December 31 and March 31. This seasonality could materially affect our operating results and adversely affect our financial condition.

Company Specific Risk Factors

Our earnings may be adversely affected if we do not successfully employ our vessels.

All of the vessels in our fleet (with the exception of the Genco Leader and the Genco Trader) are presently engaged under time charter contracts that expire (assuming the option periods in the time charters are not exercised) between August 2006 and March 2007. Although time charters provide relatively steady streams of revenues, our vessels committed to time charters may not be available for spot voyages during periods of increasing charterhire rates, when spot voyages might be more profitable. While current charterhire rates for drybulk carriers are higher (relative to historical periods), the market is volatile, and in the past charterhire rates for drybulk carriers have declined below operating costs of vessels. If our vessels become available for employment in the spot market or under new time charters during periods when market prices have fallen, we may have to employ our vessels at depressed market prices, which would lead to reduced or volatile earnings. We cannot assure you that future charterhire rates will enable us to operate our vessels profitably. In addition, our standard time charter contracts with our customers specify certain performance parameters, which if not met can result in customer claims. Such claims may adversely affect our ability to operate our vessels profitably.

If we cannot find profitable employment for additional vessels that we acquire, our earnings will be adversely affected.

We generally acquire vessels free of charter, although we may acquire some vessels with time charters. In addition, where a vessel has been under voyage charter, it is rare in the shipping industry for the last charterer of the vessel in the seller's hands to continue as the first charterer of the vessel in the buyer's hands. We cannot assure you that we will be able to arrange immediate or profitable employment for vessels that we acquire. If we cannot do so, our earnings will be adversely affected.

We depend upon a small number of charterers for a large part of our revenues. The loss of one or more of these charterers could adversely affect our financial performance.

We have derived a significant part of our revenues from a small number of charterers. For the year ended December 31, 2005, 97% of our revenues were derived from twelve charterers. If we were to lose any of these charters, or if any of these charterers significantly reduced its use of our services or was unable to make charter payments to us, our results of operations, cash flows and financial condition could be adversely affected.

Our practice of purchasing and operating previously owned vessels may result in increased operating costs and vessels off-hire, which could adversely affect our earnings.

All of our drybulk carriers were previously owned by third parties. Our current business strategy includes additional growth through the acquisition of previously owned vessels. While we typically inspect previously owned vessels before purchase, this does not provide us with the same knowledge about their condition that we would have had if these vessels had been built for and operated exclusively by us. Accordingly, we may not discover defects or other problems with such vessels before purchase. Any such hidden defects or problems, when detected, may be expensive to repair, and if not detected, may result in accidents or other incidents for which we may become liable to third parties. Also, when purchasing previously owned vessels, we do not receive the benefit of any builder warranties if the vessels we buy are older than one year.

In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel. Older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology.

Governmental regulations, safety and other equipment standards related to the age of vessels may require expenditures for alterations, or the addition of new equipment, to some of our vessels and may restrict the type of activities in which these vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

We depend to a significant degree upon a third-party manager to provide the technical management of our fleet. Any failure of this technical managers to perform its obligations to us could adversely affect our business.

We have contracted the technical management of our fleet, including crewing, maintenance and repair services, to Wallem, our third-party technical management company. The failure of this technical manager to perform its obligations could materially and adversely affect our business, results of operations, cash flows, financial condition and ability to pay dividends. Although we may have rights against our third-party manager if it defaults on its obligations to us, our shareholders will share that recourse only indirectly to the extent that we recover funds.

We cannot assure you that we will pay dividends, which could reduce the return on your investment in us and the market value of our common stock.

We will make dividend payments to our shareholders only if our board of directors, acting in its sole discretion, determines that such payments would be in our best interest and in compliance with relevant legal and contractual requirements. The principal business factors that our board of directors considers when determining the timing and amount of dividend payments will be our earnings, financial condition and cash requirements at the time. Currently, the principal contractual and legal restrictions on our ability to make dividend payments are those contained in our loan agreements and those created by Marshall Islands law. Under the Company’s New Credit Facility, the Company is permitted to pay or declare dividends in accordance with its dividend policy so long as no default or event of default has occurred and is continuing or would result from such declaration or payment. Marshall Islands law generally prohibits the payment of dividends other than from surplus or while a company is insolvent or would be rendered insolvent upon the payment of such dividends.

We may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends. We may also enter into new agreements or the Marshall Islands or another jurisdiction may adopt laws or regulations that place additional restrictions on our ability to pay dividends. Consequently, we cannot assure you that dividends will be paid with the frequency indicated in this report or at all. If for any reason we are unable or elect not to pay dividends, the return on your investment in us may be reduced below what it would have been had such dividends been paid.

We may not be able to grow or effectively manage our growth, which could cause us to incur additional indebtedness and other liabilities and adversely affect our business.

A principal focus of our business strategy is to grow by expanding our business. Our future growth will depend on a number of factors, some of which we can control and some of which we cannot. These factors include our ability to:

•	identify vessels for acquisition;

•	consummate acquisitions or establish joint ventures;

•	integrate acquired vessels successfully with our existing operations;

•	expand our customer base; and

•	obtain required financing for our existing and new operations.

Growing any business by acquisition presents numerous risks, including undisclosed liabilities and obligations, difficulty obtaining additional qualified personnel, managing relationships with customers and suppliers and integrating newly acquired operations into existing infrastructures. Future acquisitions could result in the incurrence of additional indebtedness and liabilities that could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends. In addition, competition from other buyers for vessels could reduce our acquisition opportunities or cause us to pay a higher price than we might otherwise pay. We cannot assure you that we will be successful in executing our growth plans or that we will not incur significant expenses and losses in connection with these plans.

A decline in the market value of our vessels could lead to a default under our New Credit Facility and the loss of our vessels, which would adversely affect our business.

We have entered into a credit agreement with a syndicate of commercial lenders that have, subject to certain conditions, provided us with a New Credit Facility of up to $450 million. If the market value of our fleet declines, we may not be in compliance with certain provisions of our New Credit Facility, and we may not be able to refinance our debt or obtain additional financing. If we are unable to pledge additional collateral, our lenders could accelerate our debt. For instance, if the market value of our vessels declines below approximately 130% of the aggregate amount outstanding under our New Credit Facility, we will not be in compliance with certain provisions of the facility, and we may not be able to refinance our debt or obtain additional financing. The market value of our fleet is currently above the minimum market value that is required by our New Credit Facility. However, should our charter rates or vessel values materially decline in the future due to any of the reasons discussed in the risk factors set forth above or otherwise, we may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to satisfy these provisions. Events beyond our control, including changes in the economic and business conditions in the shipping industry, may affect our ability to comply with these covenants. We cannot assure you that we will satisfy all our debt covenants in the future or that our lenders will waive any failure to do so.

Restrictive covenants in our New Credit Facility may impose financial and other restrictions on us which could negatively impact our growth and adversely affect our operations.

Our ability to borrow amounts under our New Credit Facility are subject to the satisfaction of certain customary conditions precedent and compliance with terms and conditions included in the loan documents. It is a condition precedent to each subsequent drawdown under the facility that the aggregate amount outstanding under the facility (determined on a pro forma basis giving effect to the amount proposed to be drawn down) not be greater than 65% of the fair market value of the vessels securing borrowings under the facility. To the extent that we are not able to satisfy these requirements, we may not be able to draw down the full amount under our New Credit Facility without obtaining a waiver or consent from the lender. In addition, the covenants in our New Credit Facility require us, among other things, to:

•	ensure that the fair market value of our collateral vessels is not less than 130% of our outstanding indebtedness;

•	maintain a certain ratio of total indebtedness to total capitalization;

•	maintain a certain ratio of our earnings before interest, taxes, depreciation and amortization to interest expense;

•	maintain working capital liquidity in an amount not less than $500,000 per vessel securing borrowings under the facility; and

•	maintain a minimum level of net worth of $263.3 million.

We cannot assure you that we will be able to comply with these covenants in the future.

Our New Credit Facility imposes operating and financial restrictions on us. These restrictions may limit our ability to:

•	incur additional indebtedness on satisfactory terms or at all;

•	incur liens on our assets;

•	sell our vessels or the capital stock of our subsidiaries;

•	make investments;

•	engage in mergers or acquisitions;

•	pay dividends (following an event of default or our breach of a covenant);

•	make capital expenditures;

•	compete effectively to the extent our competitors are subject to less onerous financial restrictions; and

•	change the management of our vessels or terminate or materially amend the management agreement relating to each vessel.

Therefore, we may need to seek permission from our lenders in order to engage in some corporate actions. Our lenders' interests may be different from ours, and we cannot guarantee that we will be able to obtain our lenders' permission when needed. This may prevent us from taking actions that are in our best interest and from executing our business strategy of growth through acquisitions.

If we are unable to fund our capital expenditures, we may not be able to continue to operate some of our vessels, which would have a material adverse effect on our business and our ability to pay dividends.

In order to fund our capital expenditures, we may be required to incur borrowings or raise capital through the sale of debt or equity securities. Our ability to borrow money and access the capital markets through future offerings may be limited by our financial condition at the time of any such offering as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. Our failure to obtain the funds for necessary future capital expenditures would limit our ability to continue to operate some of our vessels and could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends. Even if we are successful in obtaining such funds through financings, the terms of such financings could further limit our ability to pay dividends.

We are a holding company, and we depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial obligations or to make dividend payments.

We are a holding company, and our subsidiaries, which are all wholly owned by us, either directly or indirectly, conduct all of our operations and own all of our operating assets. We have no significant assets other than the equity interests in our wholly owned subsidiaries. As a result, our ability to satisfy our financial obligations and to pay dividends to our shareholders depends on the ability of our subsidiaries to distribute funds to us. If we are unable to obtain funds from our subsidiaries, we may be unable or our board of directors may determine that is not in our best interest to pay dividends.

Our ability to obtain additional debt financing may depend on the performance of our then existing charters and the creditworthiness of our charterers.

The actual or perceived credit quality of our charterers, and any defaults by them, may materially affect our ability to obtain the additional capital resources that we will require to purchase additional vessels or may significantly increase our costs of obtaining such capital. Our inability to obtain additional financing at all or at a higher than anticipated cost may adversely affect our business, results of operations, cash flows, financial condition and ability to pay dividends.

If management is unable to provide a report as to the adequacy of our internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified attestation report as to the adequacy of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 when that requirement becomes applicable to us, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include in each of our future annual reports on Form 10-K a report containing our management's assessment of the effectiveness of our internal control over financial reporting and a related attestation of our independent registered public accounting firm. We expect this requirement will first apply to us with respect to our annual report on Form 10-K for the fiscal year ending December 31, 2006. We will undertake a comprehensive effort in preparation for compliance with Section 404. This effort will include the documentation, testing and review of our internal controls under the direction of our management. We cannot be certain at this time that all our controls will be considered effective. Therefore, we can give no assurances that our internal control over financial reporting will satisfy the new regulatory requirements when they become applicable to us. If our independent registered public accounting firm is unable to provide us with an unqualified attestation report on a timely basis as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

If we are unable to operate our financial and operations systems effectively or to recruit suitable employees as we expand our fleet, our performance may be adversely affected.

Our current financial and operating systems may not be adequate as we implement our plan to expand the size of our fleet, and our attempts to improve those systems may be ineffective. In addition, as we expand our fleet, we will have to rely on our outside technical managers to recruit suitable additional seafarers and shore-based administrative and management personnel. We cannot assure you that our outside technical managers will be able to continue to hire suitable employees as we expand our fleet.

We may be unable to attract and retain key management personnel and other employees in the shipping industry, which may negatively affect the effectiveness of our management and our results of operations.

Our success depends to a significant extent upon the abilities and efforts of our management team and our ability to hire and retain key members of our management team. The loss of any of these individuals could adversely affect our business prospects and financial condition. Difficulty in hiring and retaining personnel could adversely affect our business, results of operations, cash flows, financial condition and ability to pay dividends. We do not intend to maintain "key man" life insurance on any of our officers.

We may not have adequate insurance to compensate us if we lose our vessels or to compensate others.

We carry hull and machinery insurance, protection and indemnity insurance (which includes environmental damage and pollution insurance coverage), and war risk insurance for our fleet. We currently maintain insurance against loss of hire, which covers business interruptions that result in the loss of use of a vessel. We cannot assure you that we are adequately insured against all risks. We may not be able to obtain adequate insurance coverage for our fleet in the future.

We cannot assure you that we will be able to renew our insurance policies on the same or commercially reasonable terms, or at all, in the future. For example, more stringent environmental regulations have led in the past to increased costs for, and in the future may result in the lack of availability of, insurance against risks of environmental damage or pollution. A catastrophic oil spill or marine disaster could exceed our insurance coverage. In addition, our insurance may be voidable by the insurers as a result of certain of our actions, such as our ships failing to maintain certification with applicable maritime self-regulatory organizations. Further, we cannot assure you that our insurance policies will cover all losses that we incur, or that disputes over insurance claims will not arise with our insurance carriers. Any claims covered by insurance would be subject to deductibles, and since it is possible that a large number of claims may be brought, the aggregate amount of these deductibles could be material. In addition, our insurance policies are subject to limitations and exclusions, which may increase our costs or lower our revenues.

Any uninsured or underinsured loss may adversely affect our business, results of operations, cash flows, financial condition and ability to pay dividends.

We are subject to funding calls by our protection and indemnity clubs, and our clubs may not have enough resources to cover claims made against them.

We are indemnified for legal liabilities incurred while operating our vessels through membership in protection and indemnity associations, or P&I clubs. P&I clubs are mutual insurance clubs whose members must contribute to cover losses sustained by other club members. The objective of a P&I club is to provide mutual insurance based on the aggregate tonnage of a member's vessels entered into the club. Claims are paid through the aggregate premiums of all members of the club, although members remain subject to calls for additional funds if the aggregate premiums are insufficient to cover claims submitted to the club. Claims submitted to the club may include those incurred by members of the club, as well as claims submitted to the club from other P&I clubs with which our P&I club has entered into interclub agreements. We cannot assure you that the P&I clubs to which we belong will remain viable or that we will not become subject to additional funding calls which could adversely affect us.

We may have to pay tax on U.S. source income, which would reduce our earnings.

If we do not qualify for an exemption pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, or the Code, then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources. If we are subject to such tax, our net income and cash flow would be reduced by the amount of such tax.

We will qualify for exemption under Section 883 if, among other things, our stock is treated as primarily and regularly traded on an established securities market in the United States. Under the final Section 883 regulations, we might not satisfy this publicly-traded requirement in any taxable year in which 50% or more of our stock is owned for more than half the days in such year by persons who actually or constructively own 5% or more of our stock, or 5% shareholders.

We believe that based on the ownership of our stock in 2005, we satisfied the publicly-traded requirement under the final Section 883 regulations for 2005. However, as of the end of the 2005 calendar year, such five percent or more shareholders owned at least 55% of our common stock. If such shareholders were to maintain such ownership for more than half the days of 2006, we would not be eligible to claim exemption from tax under Section 883. We can therefore give no assurance that changes and shifts in the ownership of our stock by five percent of more shareholders will permit us to qualify for exemption from tax in 2006 or in future years.

If we do not qualify for the Section 883 exemption, our shipping income derived from U.S. sources, or 50% of our gross shipping income attributable to transportation beginning or ending in the United States, would be subject to a 4% tax imposed without allowance for deductions. For the fiscal year of 2005, approximately 10% of our revenues were attributable to transportation beginning or ending in the United States. If we were subject to this 4% tax on our gross shipping income during 2005, such tax would be approximately $0.2 million.

U.S. tax authorities could treat us as a "passive foreign investment company," which could have adverse U.S. federal income tax consequences to U.S. holders.

A foreign corporation will be treated as a "passive foreign investment company," or PFIC, for U.S. federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of certain types of "passive income" or (2) at least 50% of the average value of the corporation's assets produce or are held for the production of those types of "passive income." For purposes of these tests, "passive income" includes dividends, interest and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business, as defined in the Treasury Regulations. For purposes of these tests, income derived from the performance of services does not constitute "passive income." U.S. shareholders of a PFIC are subject to a disadvantageous U.S. federal income tax regime with respect to the income derived by the PFIC, the distributions they receive from the PFIC and the gain, if any, they derive from the sale or other disposition of their shares in the PFIC.

Based on our proposed method of operation, we do not believe that we will be a PFIC with respect to any taxable year. In this regard, we intend to treat the gross income we derive or are deemed to derive from our time chartering activities as services income, rather than rental income. Accordingly, we believe that our income from our time chartering activities does not constitute "passive income," and the assets that we own and operate in connection with the production of that income do not constitute passive assets.

There is, however, no direct legal authority under the PFIC rules addressing our proposed method of operation. Accordingly, no assurance can be given that the U.S. Internal Revenue Service, or IRS, or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. Moreover, no assurance can be given that we would not constitute a PFIC for any future taxable year if there were to be changes in the nature and extent of our operations.

If the IRS were to find that we are or have been a PFIC for any taxable year, our U.S. shareholders will face adverse U.S. tax consequences. Under the PFIC rules, unless those shareholders make an election available under the Code (which election could itself have adverse consequences for such shareholders, as discussed below under "Tax Considerations—U.S. Federal Income Taxation of U.S. Holders"), such shareholders would be liable to pay U.S. federal income tax at the highest applicable income tax rates on ordinary income plus interest upon excess distributions and upon any gain from the disposition of our common stock, as if the excess distribution or gain had been recognized ratably over the shareholder's holding period of our common stock. See "Tax Considerations—U.S. Federal Income Taxation of U.S. Holders" for a more comprehensive discussion of the U.S. federal income tax consequences to U.S. shareholders if we are treated as a PFIC.

Because we generate all of our revenues in U.S. dollars but incur a portion of our expenses in other currencies, exchange rate fluctuations could hurt our results of operations.

We generate all of our revenues in U.S. dollars, but we may incur drydocking costs and special survey fees in other currencies. If our expenditures on such costs and fees were significant, and the U.S. dollar were weak against such currencies, our business, results of operations, cash flows, financial condition and ability to pay dividends could be adversely affected.

RISK FACTORS RELATED TO OUR COMMON STOCK

We are controlled by Fleet Acquisition LLC, which may limit your ability to influence our actions.

As of December 31, 2005, Fleet Acquisition LLC, or Fleet Acquisition, owns 53.4% of the outstanding shares of our common stock. As a result of this share ownership and for so long as Fleet Acquisition owns a significant percentage of our outstanding common stock, Fleet Acquisition will be able to influence the outcome of any shareholder vote, including the election of directors, the adoption or amendment of provisions in our articles of incorporation or bylaws and possible mergers, corporate control contests and other significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, merger, consolidation, takeover or other business combination involving us. This concentration of ownership could also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock.

We are incorporated in the Marshall Islands, which does not have a well-developed body of corporate law and may make it more difficult for our shareholders to protect their interests.

Our corporate affairs are governed by our articles of incorporation and bylaws and by the Marshall Islands Business Corporations Act, or BCA. The provisions of the BCA resemble provisions of the corporation laws of a number of states in the United States. The rights and fiduciary responsibilities of directors under the law of the Marshall Islands are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in existence in certain U.S. jurisdictions and there have been few judicial cases in the Marshall Islands interpreting the BCA. Shareholder rights may differ as well. While the BCA does specifically incorporate the non-statutory law, or judicial case law, of the State of Delaware and other states with substantially similar legislative provisions, our public shareholders may have more difficulty in protecting their interests in the face of actions by the management, directors or controlling shareholders than would shareholders of a corporation incorporated in a U.S. jurisdiction.

Anti-takeover provisions of our amended and restated articles of incorporation and bylaws could have the effect of discouraging, delaying, or preventing a merger or acquisition, which could adversely affect the market price of our common stock.

Several provisions of our amended and restated articles of incorporation and bylaws, which are summarized below, may have anti-takeover effects. These provisions are intended to avoid costly takeover battles, lessen our vulnerability to a hostile change of control and enhance the ability of our board of directors to maximize shareholder value in connection with any unsolicited offer to acquire us. However, these anti-takeover provisions, which are summarized below, could also discourage, delay or prevent (1) the merger or acquisition of our company by means of a tender offer, a proxy contest or otherwise that a shareholder may consider in its best interest and (2) the removal of incumbent officers and directors.

Blank Check Preferred Stock.

Under the terms of our amended and restated articles of incorporation, our board of directors has the authority, without any further vote or action by our shareholders, to authorize our issuance of up to 25,000,000 shares of blank check preferred stock. Our board of directors may issue shares of preferred stock on terms calculated to discourage, delay or prevent a change of control of our company or the removal of our management.

Classified Board of Directors.

Our amended and restated articles of incorporation provide for the division of our board of directors into three classes of directors, with each class as nearly equal in number as possible, serving staggered, three-year terms beginning upon the expiration of the initial term for each class. Approximately one-third of our board of directors will be elected each year. This classified board provision could discourage a third party from making a tender offer for our shares or attempting to obtain control of us. It could also delay shareholders who do not agree with the policies of our board of directors from removing a majority of our board of directors for up to two years.

Election and Removal of Directors.

Our amended and restated articles of incorporation prohibit cumulative voting in the election of directors. Our bylaws require parties other than the board of directors to give advance written notice of nominations for the election of directors. Our articles of incorporation also provide that our directors may be removed only for cause and only upon the affirmative vote of 66 2/3% of the outstanding shares of our capital stock entitled to vote for those directors or by a majority of the members of the board of directors then in office. These provisions may discourage, delay or prevent the removal of incumbent officers and directors.

Limited Actions by Shareholders.

Our amended and restated articles of incorporation and our bylaws provide that any action required or permitted to be taken by our shareholders must be effected at an annual or special meeting of shareholders or by the unanimous written consent of our shareholders. Our amended and restated articles of incorporation and our bylaws provide that, subject to certain exceptions, our Chairman, President, or Secretary at the direction of the board of directors may call special meetings of our shareholders and the business transacted at the special meeting is limited to the purposes stated in the notice.

Advance Notice Requirements for Shareholder Proposals and Director Nominations.

Our bylaws provide that shareholders seeking to nominate candidates for election as directors or to bring business before an annual meeting of shareholders must provide timely notice of their proposal in writing to the corporate secretary. Generally, to be timely, a shareholder's notice must be received at our principal executive offices not less than 150 days nor more than 180 days before the date on which we first mailed our proxy materials for the preceding year's annual meeting. Our bylaws also specify requirements as to the form and content of a shareholder's notice. These provisions may impede shareholder's ability to bring matters before an annual meeting of shareholders or make nominations for directors at an annual meeting of shareholders.

It may not be possible for our investors to enforce U.S. judgments against us.

We are incorporated in the Republic of the Marshall Islands and most of our subsidiaries are also organized in the Marshall Islands. Substantially all of our assets and those of our subsidiaries are located outside the United States. As a result, it may be difficult or impossible for U.S. investors to serve process within the United States upon us or to enforce judgment upon us for civil liabilities in U.S. courts. In addition, you should not assume that courts in the countries in which we or our subsidiaries are incorporated or where our assets or the assets of our subsidiaries are located (1) would enforce judgments of U.S. courts obtained in actions against us or our subsidiaries based upon the civil liability provisions of applicable U.S. federal and state securities laws or (2) would enforce, in original actions, liabilities against us or our subsidiaries based upon these laws.

Future sales of our common stock could cause the market price of our common stock to decline.

The market price of our common stock could decline due to sales of a large number of shares in the market, including sales of shares by our large shareholders, or the perception that these sales could occur. These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock. We have entered into a registration rights agreement with Fleet Acquisition LLC that entitles it to have an aggregate of 13,500,000 shares registered for sale in the public market pursuant to Rule 144 under the Securities Act. We also registered on Form S-8 an aggregate of 2,000,000 shares issued or issuable under our equity compensation plan.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We do not own any real property. In September 2005, we entered into a 15-year lease for office space in New York, New York. The monthly rental is as follows: Free rent from September 1, 2005 to July 31, 2006, $40 per month from August 1, 2006 to August 31, 2010, $43 per month from September 1, 2010 to August 31, 2015, and $46 per month from September 1, 2015 to August 31, 2020. The Company is also entitled to tenant work credit of $324. The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39. The Company has the option to extend the lease for a period of 5 years from September 1, 2020 to August 31, 2025. The rent for the renewal period is determined by taking 95% of the prevailing market rate for the six months prior to the commencement date of the extension term.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: -$202 for 2006, $486 per year for 2007 through 2009, $496 for 2010 and $5,168 thereafter.

ITEM 3.  LEGAL PROCEEDINGS

We have not been involved in any legal proceedings which we believe are likely to have, or have had a significant effect on our business, financial position, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened which we believe are likely to have a significant effect on our business, financial position, results of operations or liquidity. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. We expect that these claims would be covered by insurance, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock has traded on Nasdaq under the symbol “GSTL” since our initial public offering on July 22, 2005. The following table sets forth for the periods indicated the high and low prices for the common stock as of the close of trading as reported on Nasdaq:

FISCAL YEAR ENDED DECEMBER 31, 2005	HIGH	LOW
3rd Quarter	$20.84	$19.00
4th Quarter	$19.63	$15.96

As of December 31, 2005, there were approximately 29 holders of record of our common stock.

On July 18, 2005, prior to the closing of the public offering of our common stock, our Board of Directors and stockholder approved a split (in the form of a stock dividend, giving effect to a 27,000:1 common stock split) of our common stock. All share and per share amounts relating to common stock, included in the accompanying consolidated financial statements and footnotes, have been restated to reflect the stock split for all periods presented.

Our dividend policy is to declare quarterly distributions to shareholders by each February, May, August and November, which commenced in November 2005, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our board of directors determines we should maintain. These reserves may cover, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital. On October 31, 2005 and on February 9, 2006, the Board of Directors declared a dividend of $0.60 per share for each respective quarter. However, in the future, we may incur other expenses or liabilities or our Board of Directors may establish reserves that would reduce or eliminate the cash available for distribution as dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	For the year ended December 31, 2005	For the period from September 27, 2004 to December 31, 2004
	(U.S. dollars in thousands except for per share amounts)

Income Statement Data:
Revenues	$116,906	$1,887

Operating Expenses:
Voyage expenses	4,287	44
Vessel operating expenses	15,135	141
General and administrative expenses	4,937	113
Management fees	1,479	27
Depreciation and amortization	22,322	421

Total operating expenses	48,160	746

Operating income	68,746	1,141
Net interest expense	(14,264)	(234)

Net income	$54,482	$907

Earnings per share - Basic	$2.91	$0.07
Earnings per share - Diluted	$2.90	$0.07
Dividends declared and paid per share	$0.60	$-
Weighted average common shares outstanding - Basic	18,751,726	13,500,000
Weighted average common shares outstanding - Diluted	18,755,195	13,500,000

	December 31, 2005	December 31, 2004
	(U.S. dollars in thousands)
Balance Sheet Data:
Cash	$46,912	$7,431
Total assets	489,958	201,628
Total debt (current and long-term)	130,683	125,766
Total shareholders’ equity	348,242	73,374

	For the year ended December 31, 2005	For the period from September 27, 2004 to December 31, 2004
	(U.S. dollars in thousands)

Cash Flow Data:
Net cash flow provided by operating activities	$88,230	$2,718
Net cash flow used in investing activities	(268,072)	(189,414)
Net cash provided by financing activities	219,323	194,127

EBITDA (1)	$91,466	$1,562

(1)
EBITDA represents net income plus net interest expense, income tax expense, depreciation and amortization, and amortization of the value of time charter acquired. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in consolidating monthly internal financial statements and it is presented for review at our board meetings. EBITDA is also used by our lenders in certain loan covenants. For these reasons, we believe that EBITDA is a useful measure to present to our investors. EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a source of liquidity or cash flows as shown in our consolidated statement of cash flows. The definition of EBITDA used here may not be comparable to that used by other companies.

	For the year ended December 31, 2005	For the period from September 27, 2004 to December 31, 2004
	(U.S. dollars in thousands except for per share amounts)

Net income	$54,482	$907
Net interest expense	14,264	234
Income tax expense	—	—
Amortization of value of time charter acquired	398	—
Depreciation and amortization	22,322	421

EBITDA	$91,466	$1,562

	For the year ended December 31, 2005	For the period from September 27, 2004 to December 31, 2004
Fleet Data:
Ownership days (1)
Panamax	1,538.6	15.5
Handymax	2,046.6	26.7
Handysize	1,810.9	41.8

Total	5,396.1	84.0

Available days (2)
Panamax	1,534.4	15.5
Handymax	2,043.4	26.7
Handysize	1,810.0	41.8

Total	5,387.8	84.0

Operating days (3)
Panamax	1,523.2	15.5
Handymax	2,028.1	26.7
Handysize	1,794.1	41.8

Total	5,345.4	84.0

Fleet utilization (4)
Panamax	99.3%	100.0%
Handymax	99.3%	100.0%
Handysize	99.1%	100.0%

Fleet average	99.2%	100.0%

	For the year ended December 31, 2005	For the period from September 27, 2004 to December 31, 2004
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Panamax	$25,090	$41,367
Handymax	21,255	18,166
Handysize	16,955	17,191

Fleet average	20,903	21,960

Daily vessel operating expenses (6)
Panamax	$3,061	$2,101
Handymax	2,796	1,577
Handysize	2,597	1,597

Fleet average	2,805	1,683

Definitions

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

(4) Fleet utilization. We calculate fleet utilization by dividing the number of our operating days during a period by the number of our available days during the period. The shipping industry uses fleet utilization to measure a company’s efficiency in finding suitable employment for its vessels and minimizing the number of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning.

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

Income Statement Data:	For the year ended December 31, 2005	For the period from September 27, 2004 to December 31, 2004
	(U.S. dollars in thousands)
Voyage revenues	$116,906	$1,887
Voyage expenses	4,287	44
Net voyage revenue	$112,619	$1,843

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a Marshall Islands company incorporated in September 2004 to transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. As of December 31, 2005, our fleet consisted of five Panamax, seven Handymax and five Handysize drybulk carriers, with an aggregate carrying capacity of approximately 839,000 dwt. The average age of our fleet was approximately 8.6 years as of December 31, 2005 as compared to the average age for the world fleet of approximately 15 years for the drybulk shipping segments in which we compete. All of the vessels in our fleet are on time charters to reputable charterers, including Lauritzen Bulkers, Cargill, HMMC, BHP, DS Norden, EDF Man Shipping, and NYK Europe. With the exception of the Genco Leader and the Genco Trader, our vessels are fixed on long-term time charters for terms greater than one year that expire (assuming the option periods in the time charters are not exercised) between August 2006 and September 2007.

Each vessel in our fleet was delivered to us on the date specified in the following chart:

Vessel Acquired	Date Delivered	Class	Year Built

Genco Reliance	12/6/04	Handysize	1999
Genco Glory	12/8/04	Handymax	1984
Genco Vigour	12/15/04	Panamax	1999
Genco Explorer	12/17/04	Handysize	1999
Genco Carrier	12/28/04	Handymax	1998
Genco Sugar	12/30/04	Handysize	1998
Genco Pioneer	1/4/05	Handysize	1999
Genco Progress	1/12/05	Handysize	1999
Genco Wisdom	1/13/05	Handymax	1997
Genco Success	1/31/05	Handymax	1997
Genco Beauty	2/7/05	Panamax	1999
Genco Knight	2/16/05	Panamax	1999
Genco Leader	2/16/05	Panamax	1999
Genco Marine	3/29/05	Handymax	1996
Genco Prosperity	4/4/05	Handymax	1997
Genco Trader	6/7/05	Panamax	1990
Genco Muse	10/14/05	Handymax	2001

We intend to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow. In connection with this growth strategy, we negotiated the New Credit Facility, which has been used to refinance the outstanding indebtedness under our previous credit facility (“Original Credit Facility”) remaining after application of a portion of the net proceeds of the initial public offering on July 22, 2005.

Our management team and our other employees are responsible for the commercial and strategic management of our fleet. Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters and voyage charters, and monitoring the performance of our vessels under their charters. Strategic management includes locating, purchasing, financing and selling vessels. We currently contract with Wallem, an independent technical manager, to provide technical management of our fleet at a lower cost than we believe would be possible in-house. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Members of our New York City-based management team oversee the activities of our independent technical manager.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the year ended December 31, 2005 and the period from inception September 27, 2004 to December 31, 2004. Because predominately all of our vessels have operated on time charters, our TCE rates equal our time charter rates less voyage expenses consisting primarily of brokerage commissions paid by us to unaffiliated parties.

For purposes of discussion, when referring to the year ended December 31, 2004, that period represents the period from September 27, 2004 (Date of Inception) to December 31, 2004.

	For the year ended December 31, 2005	For the period from September 27, 2004 to December 31, 2004
Fleet Data:
Ownership days (1)
Panamax	1,538.6	15.5
Handymax	2,046.6	26.7
Handysize	1,810.9	41.8

Total	5,396.1	84.0

Available days (2)
Panamax	1,534.4	15.5
Handymax	2,043.4	26.7
Handysize	1,810.0	41.8

Total	5,387.8	84.0

Operating days (3)
Panamax	1,523.2	15.5
Handymax	2,028.1	26.7
Handysize	1,794.1	41.8

Total	5,345.4	84.0

Fleet utilization (4)
Panamax	99.3%	100.0%
Handymax	99.3%	100.0%
Handysize	99.1%	100.0%

Fleet average	99.2%	100.0%

	For the year ended December 31, 2005	For the period from September 27, 2004 to December 31, 2004
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Panamax	$25,090	$41,367
Handymax	21,255	18,166
Handysize	16,955	17,191

Fleet average	20,903	21,960

Daily vessel operating expenses (6)
Panamax	$3,061	$2,101
Handymax	2,796	1,577
Handysize	2,597	1,597

Fleet average	2,805	1,683

Definitions

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

(4) Fleet utilization. We calculate fleet utilization by dividing the number of our operating days during a period by the number of our available days during the period. The shipping industry uses fleet utilization to measure a company’s efficiency in finding suitable employment for its vessels and minimizing the number of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning.

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

Income Statement Data:	For the year ended December 31, 2005	For the period from September 27, 2004 to December 31, 2004
	(U.S. dollars in thousands)
Voyage revenues	$116,906	$1,887
Voyage expenses	4,287	44
Net voyage revenue	$112,619	$1,843

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

Operating Data

The following discusses our operating income and net income for the year ended December 31, 2005 and the period from inception September 27, 2004 to December 31, 2004.

	For the year ended December 31, 2005	For the period from September 27, 2004 to December 31, 2004
	(U.S. dollars in thousands except for per share amounts)

Income Statement Data:
Revenues	$116,906	$1,887

Operating Expenses:
Voyage expenses	4,287	44
Vessel operating expenses	15,135	141
General and administrative expenses	4,937	113
Management fees	1,479	27
Depreciation and amortization	22,322	421

Total operating expenses	48,160	746

Operating income	68,746	1,141
Net interest expense	(14,264)	(234)

Net income	$54,482	$907

Earnings per share - Basic	$2.91	$0.07
Earnings per share - Diluted	$2.90	$0.07
Dividends declared and paid per share	$0.60	$-
Weighted average common shares outstanding - Basic	18,751,726	13,500,000
Weighted average common shares outstanding - Diluted	18,755,195	13,500,000

	December 31, 2005	December 31, 2004
	(U.S. dollars in thousands)
Balance Sheet Data:
Cash	$46,912	$7,431
Total assets	489,958	201,628
Total debt (current and long-term)	130,683	125,766
Total shareholders’ equity	348,242	73,374

	For the year ended December 31, 2005	For the period from September 27, 2004 to December 31, 2004
	(U.S. dollars in thousands)

Cash Flow Data:
Net cash flow provided by operating activities	$88,230	$2,718
Net cash flow used in investing activities	(268,072)	(189,414)
Net cash provided by financing activities	219,323	194,127

EBITDA (1)	$91,466	$1,562

(1)
EBITDA represents net income plus net interest expense, income tax expense, depreciation and amortization, and amortization of the value of time charter acquired. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in consolidating monthly internal financial statements and it is presented for review at our board meetings. EBITDA is also used by our lenders in certain loan covenants. For these reasons, we believe that EBITDA is a useful measure to present to our investors. EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a source of liquidity or cash flows as shown in our consolidated statement of cash flows. The definition of EBITDA used here may not be comparable to that used by other companies.

	For the year ended December 31, 2005	For the period from September 27, 2004 to December 31, 2004
	(U.S. dollars in thousands except for per share amounts)

Net income	$54,482	$907
Net interest expense	14,264	234
Income tax expense	—	—
Amortization of value of time charter acquired	398	—
Depreciation and amortization	22,322	421

EBITDA	$91,466	$1,562

Results of Operations

For the purpose of discussing the results of the Company’s operations, the Company will present results for the years ended December 31, 2005 and December 31, 2004, but will not compare the two periods due to the short period of operations of the fleet in 2004. In presenting the results for the year 2004, we refer to the period September 27 through December 31.

REVENUES-

Our revenues are driven primarily by the number of vessels in our fleet, the number of days during which our vessels operate and the amount of daily charterhire rates that our vessels earn under charters, that, in turn, are affected by a number of factors, including:

•	the duration of our charters;

•	our decisions relating to vessel acquisitions and disposals;

•	the amount of time that we spend positioning our vessels;

•	the amount of time that our vessels spend in drydock undergoing repairs;

•	maintenance and upgrade work;

•	the age, condition and specifications of our vessels;

•	levels of supply and demand in the drybulk shipping industry; and

•	other factors affecting spot market charter rates for drybulk carriers.

We were incorporated on September 27, 2004 and took delivery of our first six vessels in December 2004. The next ten vessels of our fleet were delivered in the first six months of 2005 and the latest vessel in the fleet was delivered in October 2005. The increase in the size of our fleet has enabled us to grow our revenues significantly and to increase our ownership, available and operating days.

For the years ended December 31, 2005 and 2004 revenues were $116.9 million and $1.9 million, respectively, and consisted of charter payments for our vessels.

The average TCE rate of our fleet for the years ended December 31, 2005 and 2004 were $20,903 a day and $21,960 a day, respectively.

For the year ended December 31, 2005 and 2004, we had ownership days of 5,396.1 days and 84.0 days, respectively. Fleet utilization for the years ended December 31, 2005 and 2004 was 99.2% and 100%, respectively.

The following table sets forth information about the charters in our fleet as of December 31, 2005:

Vessel	Time Charter Rate (1)	Charterer	Charter Expiration (2)

Genco Beauty	$ 29,000	Cargill	February 2007
Genco Knight	29,000	BHP	January 2007
Genco Leader	23,000 (6)	Cargill	February 2006
Genco Vigour	29,000	BHP	December 2006
Genco Trader	Spot	Baumarine Pool	Not Applicable
Genco Success	23,850	KLC	January 2007
Genco Carrier	24,000	DBCN Corporation	December 2006
Genco Prosperity	23,000	DS Norden	March 2007
Genco Wisdom	24,000	HMMC	January 2007
Genco Marine	26,000 (3)	NYK Europe	March 2007
Genco Glory	18,250	EDF Man Shipping	December 2006
Genco Muse	26,500 (4)	Qatar Navigation QSC	September 2007
Genco Explorer	17,250	Lauritzen Bulkers	August 2006
Genco Pioneer	17,250	Lauritzen Bulkers	September 2006
Genco Progress	17,250 (4)	Lauritzen Bulkers	September 2006
Genco Reliance	17,250	Lauritzen Bulkers	August 2006
Genco Sugar	17,250	Lauritzen Bulkers	August 2006

(1) Time charter rates presented are the gross daily charterhire rates before the payments of brokerage commissions ranging from 1.25% to 5% to unaffiliated third parties. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(2) The dates presented on this table represent the earliest dates that our charters may be terminated. Except with respect to the Genco Trader and Genco Leader charters, under the terms of the contracts, charterers are entitled to extend time charters from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(3) The time charter rate is $26,000 until March 2006 and $18,000 thereafter. For purposes of revenue recognition, the charter contract is reflected on a straight-line basis in accordance with GAAP.

(4) Since this vessel was acquired with an existing time charter at an above market rate, the Company allocates the purchase price between the vessel and an intangible asset for the value assigned to the above market charterhire. This intangible asset is amortized as a reduction to voyage revenues over the remaining term of the charter, resulting in a daily rate of approximately $22,000 recognized as revenue. For cash flow purposes, the Company will continue to receive $26,500 per day.

(5) The time charter rate was $21,560 through March 2005 and $17,250 thereafter. For purposes of revenue recognition, the charter contract is reflected on a straight-line basis in accordance with GAAP.

(6) The Genco Leader entered the Baumarine Pool in February 2006.

VOYAGE EXPENSES-

We incur voyage expenses that include port and canal charges, fuel (bunker) expenses and brokerage commissions payable to unaffiliated parties. Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the vessel owner.

For the years ended 2005 and 2004, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers as part of our vessels’ overall expenses, because all of our vessels were employed under time charters that require the charterer to bear all of those expenses.

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

For the years ended December 31, 2005 and 2004, voyage expenses were $4.3 and $0.04 million, respectively, and consisted primarily of brokerage commissions paid to unaffiliated parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses. For the years ended December 31, 2005 and 2004, vessel operating expenses were $15.1 million and $0.1 million, respectively.

The average daily vessel operating expenses for our fleet were $2,805 and $1,683 per day for the years ended December 31, 2005 and 2004, respectively. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Based on management’s estimates and budgets provided by Wallem, we expect our vessels to have daily vessel operating expenses during 2006 of:

Vessel Type	Average Daily Budgeted Amount
Panamax..........................................................................................	$3,468
Handymax.......................................................................................	3,101
Handysize.......................................................................................	3,016

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for insurance, may also cause these expenses to increase.

GENERAL AND ADMINISTRATIVE EXPENSES-

We incur general and administrative expenses, including our onshore vessel-related expenses such as legal and professional expenses. Our general and administrative expenses also include our payroll expenses, including those relating to our executive officers, and rent.

For the years ended December 31, 2005 and 2004, general and administrative expenses were $4.9 and $0.1 million, respectively. We expect general and administrative expenses to increase as a result of the expansion of our fleet and the costs associated with running a public company for a full twelve-month period, including the preparation of disclosure documents, legal and accounting costs, incremental director and officer liability insurance costs, incremental director and executive compensation, and costs related to compliance with the Sarbanes-Oxley Act of 2002.

MANAGEMENT FEES-

The Company incurs management fees to a third-party technical management company that include such services as the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. For the years ended December 31, 2005 and 2004, management fees were $1.5 and $0.03 million, respectively. Technical management fees are paid to Wallem Shipmanagement at the rate of $6,800 per ship per month.

DEPRECIATION AND AMORTIZATION-

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

For the years ended December 31, 2005 and 2004, depreciation and amortization charges were $22.3 million and $0.4 million, respectively.

NET INTEREST EXPENSE-

For the years ended December 31, 2005 and 2004, net interest expense was $14.3 and $0.2 million, respectively. Net interest expense consisted of interest payments made under our Original Credit Facility, our New Credit Facility, interest income, as well as a one-time charge of $4.1 million associated with the write-down of unamortized deferred financing costs related to our Original Credit Facility which occurred during the third quarter 2005.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our capital requirements with cash flow from operations, equity contributions and bank debt. We have used our funds primarily to fund vessel acquisitions, regulatory compliance expenditures and the repayment of bank debt and the associated interest expense. We will require capital to fund ongoing operations, acquisitions and debt service. We anticipate that internally generated cash flow and borrowing under our New Credit Facility will be sufficient to fund the operations of our fleet, including our working capital requirements for the foreseeable future.

We expect to rely on operating cash flows as well as long-term borrowings to implement our growth plan and our dividend policy.  We believe that our current cash balance as well as operating cash flows and available borrowings under our New Credit Facility will be sufficient to meet our liquidity needs for the next year.

Dividend Policy

Our dividend policy is to declare quarterly distributions to shareholders by each February, May, August and November, which commenced in November 2005, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our board of directors determines we should maintain. These reserves may cover, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital. On October 31, 2005, the Board of Directors declared a dividend of $0.60 per share on November 28, 2005 to shareholders of record as of November 14, 2005.  The aggregate amount of the dividend paid was $15.2 million, which the Company funded from cash on hand. However, in the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends. Additionally, on February 9, 2006, the Board of Directors declared a dividend of $0.60 per share, to be paid on or about March 10, 2006 to shareholders of record as of February 24, 2006.

The declaration and payment of any dividend is subject to the discretion of our board of directors. The timing and amount of dividend payments will depend on our earnings, financial condition, cash requirements and availability, fleet renewal and expansion, restrictions in our loan agreements, the provisions of Marshall Islands law affecting the payment of distributions to shareholders and other factors. Our board of directors may review and amend our dividend policy from time to time in light of our plans for future growth and other factors.

We believe that, under current law, our dividend payments from earnings and profits will constitute “qualified dividend income” and, as such, will generally be subject to a 15% U.S. federal income tax rate with respect to non-corporate U.S. shareholders that meet certain holding period and other requirements (through 2008). Distributions in excess of our earnings and profits will be treated first as a non-taxable return of capital to the extent of a U.S. shareholder’s tax basis in its common stock on a dollar-for-dollar basis and, thereafter, as capital gain.

Cash Flow

Net cash provided by operating activities for the years ended December 31, 2005 and 2004, was $88.2 and $2.7 million, respectively. Net cash from operating activities for 2005 was primarily a result of recorded net income of $54.5 million, depreciation and amortization charges of $22.7 million, and amortization of deferred financing costs of $4.6 million in 2005. For the year ended December 31, 2004, net cash provided from operating activities was primarily a result of increase in deferred revenue of $1.6 million, net income of $.9 million, and $.8 million due to an increase in accounts payable and accrued expenses.

Net cash used in investing activities for the years ended December 31, 2005 and 2004 was $268.1 and $189.4 million respectively, and related mostly to the acquisition of eleven vessels during 2005 for $267.0 million and $189.4 in 2004 for vessel acquisitions and deposits.

Net cash provided by financing activities for the years ended December 31, 2005 and 2004 was $219.3 and $194.1 million, respectively. For the year 2005, net cash provided by financing activities consisted primarily of $231.2 million in proceeds from our Original Credit Facility used to finance the acquisition of vessels, net proceeds from our initial public equity offering of $230.3 million and $130.7 million in net borrowings under our New Credit Facility. In addition, we retired the $357.0 million outstanding under our Original Credit Facility and paid cash dividends of $15.2 million. For 2004, the primary sources of net cash provided by financing activities were proceeds of $125.8 from the Original Credit Facility and a $72.5 million capital contribution from Fleet Acquisition LLC., used to finance the acquisition of the initial six vessels in the fleet.

New Credit Facility

Subsequent to our initial public offering, the Company entered into a New Credit Facility as of July 29, 2005. The New Credit Facility is with a syndicate of commercial lenders consisting of Nordea Bank Finland Plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citigroup Global Markets Limited. The New Credit Facility has been used to refinance our indebtedness under our Original Credit Facility, and may be used in the future to acquire additional vessels and for working capital requirements. Under the terms of our New Credit Facility, borrowings in the amount of $106.2 million were used to repay indebtedness under our Original Credit Facility and additional net borrowings of $24.5 million were obtained to fund the acquisition of the Genco Muse. After these net borrowings $319.3 million remains available to fund future vessel acquisitions. The Company may borrow up to $20.0 million of the $319.3 million for working capital purposes.

The New Credit Facility has a term of ten years maturing on July 29, 2015. The facility permits borrowings up to 65% of the value of the vessels that secure our obligations under the New Credit Facility up to the facility limit, provided that conditions to drawdown are satisfied. The facility limit is $450 million for a period of six years. Thereafter, the facility limit is reduced by an amount equal to 8.125% of the total $450 million commitment, semi-annually over a period of four years and is reduced to $0 on the tenth anniversary.

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

All of our vessel-owning subsidiaries are full and unconditional joint and several guarantors of our New Credit Facility. Each of these subsidiaries is wholly owned by Genco Shipping & Trading Limited. Genco Shipping & Trading Limited has no independent assets or operations.

Interest on the amounts drawn is payable at the rate of 0.95% per annum over LIBOR until the fifth anniversary of the closing of the New Credit Facility and 1.00% per annum over LIBOR thereafter. We are also obligated to pay a commitment fee equal to 0.375% per annum on any undrawn amounts available under the facility. On July 29, 2005, the Company paid an arrangement fee to the lenders of $2.7 million which equates to 0.6% of the total commitment of $450 million. In the quarter ended September 30, 2005, we incurred an expense of $4.1 million to write-off deferred financing fees associated with our Original Credit Facility which was entirely repaid on July 29, 2005.

Under the terms of our New Credit Facility, we are permitted to pay or declare dividends in accordance with our dividend policy so long as no default or event of default has occurred and is continuing or would result from such declaration or payment.

The New Credit Facility has certain financial covenants that require among other things to ensure that the fair market value of the collateral vessels maintains a certain multiple as compared to the outstanding indebtedness; maintain a certain ratio of total indebtedness to total capitalization; maintain a certain ratio of earnings before interest, taxes, depreciation and amortization to interest expense; maintain a net worth of approximately $263 million; and maintain working capital liquidity in an amount of not less than $0.5 million per vessel securing the borrowings. Additionally there are certain non-financial covenants that require among other things to provide the lender with certain legal documentation such as the mortgage on a newly acquired vessel using funds from the New Credit Facility, and other periodic communications with the lender that include certain compliance certificates at the time of borrowing and on a quarterly basis. For the period since facility inception through December 31,2005, the Company is in compliance with these covenants.

Original Credit Facility

On December 3, 2004 the Company entered into the Original Credit Facility with a limit of $357 million with a group of lender banks. The loan had a five-year maturity at a rate of LIBOR plus 1.375% per year until $100 million had been repaid and thereafter at LIBOR plus 1.250%. In the event of late principal payments, additional interest charges would have been incurred. This facility was retired with proceeds from the initial public offering and proceeds from our New Credit Facility.

Interest Rate Swap Agreements and Forward Freight Agreements

Effective September 14, 2005, the Company entered into an interest rate swap agreement with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The notional principal amount of the swap is $106.2 million and the swap’s expiration date coincides with the expiration of the New Credit Facility on July 29, 2015. The swap agreement hedges the interest rate for the notional amount to a fixed rate of 4.485% plus, pursuant to the New Credit Facility, 0.95% per annum until the fifth anniversary of the New Credit Facility and 1.00% per annum thereafter. The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.

It is the Company’s policy to utilize hedge accounting for derivative instruments. The Company qualified for hedge accounting treatment and the Company has determined that this interest rate swap agreement, which initially hedged the corresponding debt, continues to perfectly hedge the debt. Interest expense pertaining to the interest rate swap for the year ended December 31, 2005 and for the period from September 27, 2004 to December 31, 2004 was $0.1 million and $0, respectively.

The fair value of the interest rate swap agreement was $2.3 million as of December 31, 2005. There was no interest rate swap entered into at December 31, 2004.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels. These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders. Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route. Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels. If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market. We have not entered into any FFAs as of December 31, 2005.

Interest Rates

The effective interest rates, including the cost associated with the unused commitment fees incurred during the year ended December 31, 2005 and for the period from September 27, 2004 to December 31, 2004 were 4.83% and 4.69%, respectively. The interest on the debt, excluding the unused commitment fees ranged from 3.69% to 5.26% during the year ended December 31, 2005 and ranged from 3.63% to 3.88% for the period from September 27, 2004 to December 31, 2004.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates that is reflective of the outstanding debt, including the effective fixed rate on the interest rate swap agreement. The interest and fees are also reflective of the New Credit Facility and the interest rate swap agreement. Here is the information on our contractual obligations:

	Total	Within One Year	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Bank loans	$130,683	$-	$-	$-	$130,683
Interest and borrowing fees	77,801	8,354	16,708	16,735	36,004
Office lease	7,323	202	971	982	5,168

Interest expense has been estimated using the fixed rate of 4.485% for the notional amount of the swap and 4.5% for the unhedged portion, plus the applicable bank margin of 0.95% in the first 5 years of the New Credit Facility and 1.0% in the last five years.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. Our vessel acquisitions consist of our fleet of five Panamax drybulk carriers, seven Handymax drybulk carriers and five Handysize drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings. During June 2005 and at the delivery of the vessel, the Company incurred a deferred drydock cost of $0.2 million associated with the Genco Trader. We estimate our drydocking costs for our fleet through 2007 to be:

Year	Estimated Drydocking Cost (U.S. dollars in millions)

2006	$2.3
2007	2.8

The costs reflected depend upon the location where the drydockings are performed and reflect drydocking our vessels in China. Actual results may vary. We believe that the funding of these costs will be met with cash we generate from operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

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

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies, because they generally involve a comparatively higher degree of judgment in their application. For a description of all our significant accounting policies, see Note 2 to our consolidated financial statements included in this 10-K.

REVENUE AND VOYAGE EXPENSE RECOGNITION-

Revenues are generated from time charter agreements. A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. In time charters, operating costs such as for crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel, and port charges are paid by the charterer. There are certain other non-specified voyage expenses such as commissions which are borne by the Company. Time charter revenues are recorded over the term of the charter as service is provided. Revenues are recognized on a straight-line basis as the average revenue over the term of the respective time charter agreement. Vessel operating expenses are recognized when incurred.

Our standard time charter contracts with our customers specify certain performance parameters, which if not met can result in customer claims. As of December 31, 2005 and December 31, 2004, the Company had a reserve of $0.3 million and $0, respectively, associated with estimated customer claims against the Company for time charter performance issues.

VESSEL ACQUISITIONS-

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

DEPRECIATION-

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation. We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard. Depreciation is based on cost less the estimated residual scrap value. We estimate the residual values of our vessels to be based upon $175 per lightweight ton. An increase in the useful life of a drybulk vessel or in its residual value would have the effect of decreasing the annual depreciation charge and extending it into later periods. A decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

IMPAIRMENT OF LONG-LIVED ASSETS-

We follow Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future charter rates, scrap values, future drydock costs and vessel operating costs are included in this analysis.

DEFERRED DRYDOCKING COSTS-

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

FAIR VALUE OF FINANCIAL INSTRUMENTS-

The estimated fair values of the Company’s financial instruments such as amounts due from charterers, accounts payable and long term debt approximate their individual carrying amounts as of December 31, 2005 and December 31, 2004 due to their short-term maturity or the variable-rate nature of the respective borrowings.

The fair value of the interest rate swap (used for purposes other than trading) is the estimated amount the Company would receive to terminate the swap agreement at the reporting date, taking into account current interest rates and the creditworthiness of the swap counterparty.

INTEREST RATE RISK MANAGEMENT-

The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to its borrowings. The Company entered into an interest rate swap with an effective date of September 14, 2005 and uses this interest swap to manage net exposure to interest rate changes related to a portion of its borrowings and to manage its overall borrowing costs.

The Company held one interest rate risk management instrument at December 31, 2005 and no instruments at December 31, 2004. As of December 31, 2005, the Company is party to an interest rate swap agreement that expires on July 29, 2015 and effectively converts floating rate obligations to a fixed rate instrument. The asset in connection with the Company’s cash flow hedge at December 31, 2005 and December 31, 2004 is $2.3 million and $0, respectively, and is presented as the fair value of derivative instrument for this cash flow hedge on the balance sheet. As of December 31, 2005 and December 31, 2004, the Company has other comprehensive income (OCI) of $2.3 million and $0, respectively, related to this instrument.

DERIVATIVE FINANCIAL INSTRUMENTS-

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

INCOME TAXES

Pursuant to Section 883 of the U.S. Internal Revenue Code of 1986 as amended (the “Code”), qualified income derived from the international operations of ships is excluded from gross income and exempt from U.S. federal income tax if a company engaged in the international operation of ships meets certain requirements. Among other things, in order to qualify, the company must be incorporated in a country which grants an equivalent exemption to U.S. corporations and must satisfy certain qualified ownership requirements.

The Company is incorporated in the Marshall Islands. Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax. The Marshall Islands has been officially recognized by the Internal Revenue Service as a qualified foreign country that currently grants the requisite equivalent exemption from tax.

Based on the ownership of our common stock prior to our initial public offering on July 22, 2005, we qualified for exemption from income tax for 2005 under Section 883, since for more than half of 2005, we were a Controlled Foreign Corporation (“CFC”) and satisfied certain other criteria in the Section 883 regulations. We were a CFC, as defined in the Code, since until the initial public offering on July 22, 2005, over 50% of our stock was owned by United States holders each of whom owned ten percent or more of our voting stock, or US 10% Owners. During that time, approximately 93% of our common stock was held by US 10% Owners.

Immediately following the initial public offering, the US 10% Owners beneficially owned less than 50% of our stock. If such owners were to continue to own less than 50% of our stock and there were no additional US 10% Owners during 2006, we would no longer be eligible to qualify for exemption from tax under Section 883 based on being a CFC. Instead, we could only qualify for exemption if we satisfy the publicly traded requirement of the Section 883 regulations. In order to meet the publicly traded requirements for 2006 and future years, our stock must be treated as being primarily and regularly traded on Nasdaq for more than half the days of any such year. Under the Section 883 regulations, our qualification for the publicly traded requirement may be jeopardized if shareholders of our common stock that own five percent or more of our stock own, in the aggregate, 50% or more of our common stock. As of the end of 2005, such five percent or more shareholders owned at least 55% of our common stock. If such shareholders have and were to maintain such ownership of in excess of 50% of our common stock for more than half the days of 2006, we would not be eligible to claim exemption from tax under Section 883. We can therefore give no assurance that changes and shifts in the ownership of our stock by five percent or more shareholders will permit us to qualify for exemption from tax in 2006 or in future years.

If the Company does not qualify for the exemption from tax under Section 883, it likely would be subject to a 4% tax on the gross “shipping income” (without the allowance for any deductions) that is treated as derived from sources within the United States or “United States source shipping income.” For these purposes, “shipping income” means any income that is derived from the use of vessels, from the hiring or leasing of vessels for use, or from the performance of services directly related to those uses; and “United States source shipping income” includes 50% of shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We are exposed to various market risks, including changes in interest rates. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. We entered into an interest rate swap with an effective date of September 14, 2005 and used this interest swap to manage net exposure to interest rate changes related to a portion of our borrowings and to manage our overall borrowing costs.

We held one interest rate risk management instrument on December 31, 2005 and no instruments at December 31, 2004. As of December 31, 2005, we were a party to an interest rate swap agreement to hedge cash flow that expires on July 29, 2015 and effectively converts floating rate obligations to a fixed rate instrument. The asset recognized in connection with our cash flow hedge at December 31, 2005 and December 31, 2004 is $2.3 million and $0, respectively, and is presented as the fair value of derivative instrument for this cash flow hedge on the balance sheet. As of December 31, 2005 and December 31, 2004, we have other comprehensive income (OCI) of $2.3 million and $0, respectively, related to this instrument.

Derivative financial instruments

To manage our exposure to fluctuating interest rates, we use an interest rate swap agreement. Interest rate differentials to be paid or received under these agreements are accrued and recognized as an adjustment of interest expense related to the designated debt. The fair value of the interest rate swap agreement and changes in fair value are recognized in the financial statements as non-current asset or liability.

Amounts receivable or payable arising at the settlement of interest rate swaps are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist.

Effective September 14, 2005, we entered into an interest rate swap agreement with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The notional principal amount of the swap is $106.2 million and the swap's expiration date coincides with the expiration of the New Credit Facility on July 29, 2015. The swap agreement hedges the interest rate for the notional amount to a fixed rate of 4.485% plus, pursuant to the New Credit Facility, 0.95% per annum until the fifth anniversary of the New Credit Facility and 1.00% per annum thereafter. The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.

We have determined that this interest rate swap agreement, which initially hedged the corresponding debt, continues to perfectly hedge the debt. Interest expense pertaining to the interest rate swap for the year ended December 31, 2005 and for the period from September 27, 2004 to December 31, 2004 was $0.1 million and $0, respectively.

The fair value of the interest rate swap agreement was $2.3 million as of December 31, 2005. No interest rate swaps were in effect at December 31, 2004.

We are subject to market risks relating to changes in interest rates because we have significant amounts of floating rate debt outstanding. During 2005, we paid interest on this debt based on LIBOR plus an average spread of 1.35% on our Original Credit Facility, LIBOR plus 0.95% for the debt prior to the swap or in excess of the swap notional amount on the New Credit Facility, and after the effective date of the interest rate swap, an effective rate of 4.485% plus a margin of .095% on the swap notional amount of $106.2 million. A 1% increase in LIBOR would have increased our interest expense for the year ended December 31, 2005 from $15.3 million to $17.5 million. A 1% increase in LIBOR would have increased our interest expense for period from September 27, 2004 to December 31, 2004 from $0.2 million to $0.3 million.

FOREIGN EXCHANGE RATE RISK

The international shipping industry’s functional currency is the U.S. Dollar. Virtually all of our revenues and most of our operating costs are in U.S. Dollars. We incur certain operating expense in currencies other than the U.S. dollar, and the foreign exchange risk associated with these operating expenses is immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Genco Shipping & Trading Limited

Form 10-K as of December 31, 2005 and December 31, 2004 for the Year Ended December 31, 2005 and the Period September 27, 2004 (Date of Inception) through December 31, 2004

	Index to consolidated financial statements
		Page

a)	Report of Independent Registered Public Accounting Firm	46

b)	Consolidated Balance Sheets	47
	December 31, 2005 and December 31, 2004

c)	Consolidated Statements of Operations
	For the Year Ended December 31, 2005 and
	the Period September 27, 2004 (Date of Inception) through December 31, 2004	48

d)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income For the Year Ended December 31, 2005 and the Period September 27, 2004 (Date of Inception) through December 31, 2004	49

e)	Consolidated Statements of Cash Flows For the Year Ended December 31, 2005 and the Period September 27, 2004 (Date of Inception) through December 31, 2004	50

f)	Notes to Consolidated Financial Statements for the Year Ended December 31, 2005 and the Period September 27, 2004 (Date of Inception) through December 31, 2004	51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Genco Shipping & Trading Limited
New York, New York

We have audited the accompanying consolidated balance sheets of Genco Shipping & Trading Limited and its subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the year ended December 31, 2005 and for the period from September 27, 2004 (date of inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of their operations and their cash flows for year ended December 31, 2005 and for the period from September 27, 2004 (date of inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
February 24, 2006

Genco Shipping & Trading Limited
Consolidated Balance Sheets as of December 31, 2005
And December 31, 2004
(U.S. Dollars in Thousands, Except Share Data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$46,912	$7,431
Due from charterers	219	664
Prepaid expenses and other current assets	2,574	434

Total current assets	49,705	8,529

Noncurrent assets:
Vessels, net of accumulated depreciation of $22,659 and $421, respectively	430,287	148,070
Deferred drydock, net of accumulated depreciation of $35 and $0, respectively	152	-
Other assets, net of accumulated amortization of $126 and $60, respectively	5,967	4,106
Fixed assets, net of accumulated depreciation and amortization of $49 and $0, respectively	1,522	-
Fair value of derivative instrument	2,325	-
Deposits on vessels	-	40,923
Total noncurrent assets	440,253	193,099

Total assets	$489,958	$201,628

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,978	$845
Current portion of long term debt	-	23,203

Total current liabilities	5,978	24,048

Noncurrent liabilities:
Deferred revenue	4,576	1,643
Deferred rent credit	479	-
Long term debt	130,683	102,563
Total noncurrent liabilities	135,738	104,206

Total liabilities	141,716	128,254

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and
outstanding 25,434,212 and 13,500,000 shares at December 31, 2005 and December 31, 2004, respectively	254	135
Paid in capital	308,163	72,332
Deferred compensation costs from restricted stock	(2,663)	-
Accumulated other comprehensive income	2,325	-
Retained earnings	40,163	907

Total shareholders’ equity	348,242	73,374

Total liabilities and shareholders’ equity	$489,958	$201,628

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Operations for the Year Ended December 31, 2005 and the Period
September 27, 2004 (Date of Inception) through December 31, 2004
(U.S. Dollars in Thousands, Except Earnings per Share)

	Year Ended December 31, 2005	September 27, 2004 through December 31, 2004

Revenues	$116,906	$1,887

Operating expenses:
Voyage expenses	4,287	44
Vessel operating expenses	15,135	141
General and administrative expenses	4,937	113
Management fees	1,479	27
Depreciation and amortization	22,322	421

Total operating expenses	48,160	746

Operating income	68,746	1,141

Interest income (expense):
Interest income	1,084	8
Interest expense	(15,348)	(242)

Net interest expense	(14,264)	(234)

Net income	$54,482	$907

Earnings per share-basic	$2.91	$0.07
Earnings per share-diluted	$2.90	$0.07
Weighted average common shares outstanding-basic	18,751,726	13,500,000
Weighted average common shares outstanding-diluted	18,755,195	13,500,000

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Year Ended December 31, 2005 and the Period
September 27, 2004 (Date of Inception) through December 31, 2004
(U.S. Dollars in Thousands)

	Common Stock	Paid in Capital	Deferred Compensation Costs from restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance - September 27, 2004 (Date of inception)	$-	$-	$-	$-	$-	$-	$-

Capital contribution from Fleet Acquisition LLC	135	72,332					72,467

Net income				907			907

Balance - December 31, 2004	135	72,332	-	907	-	-	73,374

Net income				54,482		54,482	54,482

Unrealized derivative gains from cash flow hedge					2,325	2,325	2,325

Comprehensive income						56,807

Cash dividends paid				(15,226)			(15,226)

Capital contribution from Fleet Acquisition LLC		2,705					2,705

Issuance of common stock	118	230,187					230,305

Issuance of 174,212 shares of restricted stock	1	2,939	(2,940)				-

Restricted stock amortization			277				277

Balance - December 31, 2005	$254	$308,163	$(2,663)	$40,163	$2,325		$348,242

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Cash Flows for the Year Ended December 31, 2005 and the Period
September 27, 2004 (Date of Inception) through December 31, 2004
(U.S. Dollars in Thousands)

	Year ended December 31, 2005	September 27, 2004 through December 31, 2004

Cash flows from operating activities:
Net income	$54,482	$907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,322	421
Amortization of deferred financing costs	4,611	-
Amortization of value of time charter acquired	398	-
Change in assets and liabilities:
Restricted stock compensation expense	277	-
Decrease (increase) in due from charterers	445	(664)
Increase in prepaid expenses and other current assets	(2,140)	(434)
Increase in accounts payable and accrued expenses	4,610	845
Increase in deferred revenue	2,933	1,643
Increase in deferred rent credit	479	-
Deferred drydock costs incurred	(187)	-

Net cash provided by operating activities	88,230	2,718

Cash flows from investing activities:
Purchase of vessels, net of deposits	(267,024)	(189,414)
Purchase of fixed assets	(1,048)	-

Net cash used in investing activities	(268,072)	(189,414)

Cash flows from financing activities:
Proceeds from credit facilities	371,917	125,766
Payments to retire Original Credit Facility	(357,000)	-
Repayments on the New Credit Facility	(10,000)	-
Payment of deferred financing costs	(3,378)	(4,106)
Capital contributions from Fleet Acquisition LLC	2,705	72,467
Cash dividends paid	(15,226)	-
Net proceeds from issuance of common stock	230,305	-

Net cash provided by financing activities	219,323	194,127

Net increase in cash	39,481	7,431

Cash at beginning of period	7,431	-

Cash at end of period	$46,912	$7,431

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,587	$155

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
(U.S. Dollars in Thousands)

Notes to Consolidated Financial Statements for the Year Ended December 31, 2005 and
the Period September 27, 2004 (Date of Inception) through December 31, 2004

1 - GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its wholly owned subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T was incorporated on September 27, 2004 under the laws of the Marshall Islands and is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC, and the 17 ship-owning subsidiaries as set forth below. The Company began operations on December 6, 2004 with the delivery of its first vessel.

The Company agreed to acquire a fleet of 16 drybulk carriers from an unaffiliated third party on November 19, 2004. As of December 31, 2005, the Company had taken delivery of all of the vessels as shown below:

Wholly Owned Subsidiaries	Vessels Acquired	dwt	Date Delivered	Year Built

Genco Reliance Limited.................................	Genco Reliance	29,952	12/6/04	1999
Genco Glory Limited......................................	Genco Glory	41,061	12/8/04	1984
Genco Vigour Limited....................................	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited.................................	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited...................................	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited....................................	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited.................................	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited...............................	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited................................	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited................................	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited..................................	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited..................................	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited..................................	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited.................................	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited...........................	Genco Prosperity	47,180	4/4/05	1997
Genco Trader Limited.................................	Genco Trader	69,338	6/7/05	1990
Genco Muse Limited ………………….....	Genco Muse	48,913	10/14/05	2001

The purchase price of the initial 16 vessels aggregated to approximately $421,900, which was funded from initial capital contributions of $75,172 in conjunction with GS&T’s issuance of common stock to Fleet Acquisition LLC (the “Former Parent Company”), and from borrowings under the Company’s Original Credit Facility, and from the Company’s cash flows from operations. Additionally, on October 14, 2005, the Company acquired the Genco Muse with an existing time charter for $34,450, which was funded entirely by the Company’s New Credit Facility. The portion of the purchase price attributable to the vessel was $30,958 (see Note 4).

On July 22, 2005, the Company completed its initial public offering of 11,760,000 shares at $21 per share resulting in gross proceeds of $246,960. After underwriting commissions and other offering expenses, net proceeds to the Company were $230,305.

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

On July 18, 2005, prior to the closing of the public offering of GS&T’s common stock, GS&T’s Board of Directors and stockholder approved a split (in the form of a stock dividend, giving effect to a 27,000:1 common stock split) of the Company’s common stock. All share and per share amounts relating to common stock, included in the accompanying consolidated financial statements and footnotes, have been restated to reflect the stock split for all periods presented.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which include the accounts of Genco Shipping & Trading Limited and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Business geographics

The Company’s vessels regularly move between countries in international waters, over hundreds of trade routes and, as a result, the disclosure of geographic information is impracticable.

Vessel acquisitions

When the Company enters into an acquisition transaction, it determines whether the acquisition transaction was the purchase of an asset or a business based on the facts and circumstances of the transaction. As is customary in the shipping industry the purchase of a vessel is normally treated as a purchase of an asset as the historical operating data for the vessel is not reviewed nor is material to our decision to make such acquisition.

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

Revenue and voyage expense recognition

Since the Company’s inception, revenues have been generated from time charter agreements. A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily hire rate. In time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses such as commissions which are borne by the Company. Time charter revenues are recorded over the term of the charter as service is provided. Revenues are recognized on a straight line basis as the average revenue over the term of the respective time charter agreement.

Included in the standard time charter contracts with our customers, the contract specifies certain performance parameters, which if not met can result in customer claims. As of December 31, 2005 and December 31, 2004, the Company had a reserve of $316 and $0, respectively, associated with estimated customer claims against the Company for time charter performance issues.

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

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight ton (lwt). At December 31, 2005 and 2004, the Company estimated the residual value of vessels to be $175/lwt.

Fixed assets, net

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

Deferred drydocking costs

The Company’s vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. The Company capitalizes the costs associated with the drydockings as they occur and depreciate these costs on a straight-line basis over the period between drydockings. Costs capitalized as part of a vessel’s drydocking include actual costs incurred at the drydocking yard; cost of parts that are reasonably made in anticipation of reducing the duration or cost of the drydocking; cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking.

Inventory

Inventory consists of lubricants and bunkers (fuel) which are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including anticipated future charter rates, estimated scrap values, future drydocking costs and estimated vessel operating costs, are included in this analysis.

For 2005 and for the period September 27, 2004 (Date of Inception) through December 31, 2004, no impairment charges were recorded, based on the analysis described above.

Deferred financing costs

Deferred financing costs, included in other assets, consist of fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized over the life of the related debt, which is included in interest expense. In July 2005, the Company entered into the New Credit Facility, which resulted in a write-off of $4,103 of unamortized deferred financing costs associated with the Original Credit Facility.

Deposits on vessels

Deposits on vessels consist of payments made to the seller of vessels in advance of the Company taking possession of the vessels.

Cash and cash equivalents

The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less to be cash equivalents.

Income taxes

Pursuant to Section 883 of the U.S. Internal Revenue Code of 1986 as amended (the “Code”), qualified income derived from the international operations of ships is excluded from gross income and exempt from U.S. federal income tax if a company engaged in the international operation of ships, meets certain requirements. Among other things, in order to qualify, the company must be incorporated in a country which grants an equivalent exemption to U.S. corporations and must satisfy certain qualified ownership requirements.

The Company is incorporated in the Marshall Islands. Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax. The Marshall Islands has been officially recognized by the Internal Revenue Service as a qualified foreign country that currently grants the requisite equivalent exemption from tax.

Based on the ownership of our common stock prior to our initial public offering on July 22, 2005 as discussed in note 1, we qualified for exemption from income tax for 2005 under Section 883, since for more than half of 2005, we were a Controlled Foreign Corporation (“CFC”) and satisfied certain other criteria in the Section 883 regulations. We were a CFC, as defined in the Code, since until the initial public offering on July 22, 2005, over 50% of our stock was owned by United States holders each of whom owned ten percent or more of our voting stock, or US 10% Owners. During that time, approximately 93% of our common stock was held by US 10% Owners.

Immediately following the initial public offering, the US 10% Owners beneficially owned less than 50% of our stock. If such owners were to continue to own less than 50% of our stock and there were no additional US 10% Owners during 2006, we would no longer be eligible to qualify for exemption from tax under Section 883 based on being a CFC. Instead, we could only qualify for exemption if we satisfy the publicly traded requirement of the Section 883 regulations. In order to meet the publicly traded requirements for 2006 and future years, our stock must be treated as being primarily and regularly traded on Nasdaq for more than half the days of any such year. Under the Section 883 regulations, our qualification for the publicly traded requirement may be jeopardized if shareholders of our common stock that own five percent or more of our stock own, in the aggregate, 50% or more of our common stock. As of the end of 2005, such five percent or more shareholders owned at least 55% of our common stock. If such shareholders were to have and maintain such ownership of in excess of 50% of our common stock for more than half the days of 2006, we would not be eligible to claim exemption from tax under Section 883. We can therefore give no assurance that changes and shifts in the ownership of our stock by five percent or more shareholders will permit us to qualify for exemption from tax in 2006 or in future years.

If the Company does not qualify for the exemption from tax under Section 883, it likely would be subject to a 4% tax on the gross “shipping income” (without the allowance for any deductions) that is treated as derived from sources within the United States or “United States source shipping income.” For these purposes, “shipping income” means any income that is derived from the use of vessels, from the hiring or leasing of vessels for use, or from the performance of services directly related to those uses; and “United States source shipping income” includes 50% of shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned.

Comprehensive income

The Company follows Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income,” which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is comprised of net income and amounts related to the adoption of SFAS No. 133.

Restricted stock awards

The Company follows the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees to account for restricted stock issued under its equity incentive plan.

Accounting estimates

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. Although the Company earned 97% of revenues from twelve customers, for 2005 and earned 100% of revenues from four customers for the period September 27, 2004 (Date of Inception) through December 31, 2004, management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2005 and December 31, 2004.

For the year ended 2005 and for the period September 27, 2004 (Date of Inception) through December 31, 2004, there are three customers in both periods that individually account for more than 10% of revenue for the respective period.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments such as amounts due from charterers, accounts payable and long term debt approximate their individual carrying amounts as of December 31, 2005 and December 31, 2004 due to their short-term maturity or the variable-rate nature of the respective borrowings.

The fair value of the interest rate swap (used for purposes other than trading) is the estimated amount the Company would receive to terminate the swap agreement at the reporting date, taking into account current interest rates and the creditworthiness of the swap counterparty.

Interest rate risk management

The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to its borrowings. The Company entered into an interest rate swap with an effective date of September 14, 2005 and uses this interest swap to manage net exposure to interest rate changes related to a portion of its borrowings and to manage its overall borrowing costs.

The Company held one interest rate risk management instrument at December 31, 2005 and no instruments at December 31, 2004. As of December 31, 2005, the Company is party to an interest rate swap agreement to hedge cash flow that expires on July 29, 2015 and effectively converts floating rate obligations to a fixed rate instrument. The asset recognized in connection with the Company’s cash flow hedge at December 31, 2005 and December 31, 2004 is $2,325 and $0, respectively, and is presented as the fair value of derivative on the balance sheet. As of December 31, 2005 and December 31, 2004, the Company has other comprehensive income (OCI) of $2,325 and $0, respectively, related to this instrument.

Reclassifications

Certain amounts for 2004 have been reclassified to conform to the 2005 presentation.

Derivative financial instruments

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

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25. This Statement will be effective as of the beginning of the first fiscal year that begins after June 15, 2005.

Entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply this revised Statement using a modified version of prospective application. Under this transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost is recognized on or after the required effective date based on the grant date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The adoption of SFAS No. 123R will not have a material impact on the Company’s financial statements.

SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 "Accounting Changes," requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

3 - CASH FLOW INFORMATION

The Company had non-cash operating and investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses for the purchase of fixed assets of approximately $523 and $0 for the year ended December 31, 2005 and the period September 27, 2004 (Date of Inception) through December 31, 2004, respectively.

Included in Purchase of vessels, net of deposits, is the unamortized value of the time charter acquired for the Genco Muse as discussed in Note 11.

The Company entered into a cash flow hedge during 2005. This cash flow hedge has a fair value of $2,325 as of December 31, 2005.

The Company granted restricted stock to its employees in 2005. The fair value of such restricted stock was $2,940 on the grant dates and was recorded in equity.

4 - VESSEL ACQUISITION

As discussed in Note 1, see discussion on the initial acquisition of 16 drybulk carriers.

On October 14, 2005, the Company took delivery of the Genco Muse, a 48,913 dwt Handymax drybulk carrier and the results of its operations is included in the consolidated results of the Company after that date. The vessel is a 2001 Japanese-built vessel. The total purchase price of the vessel was $34,450. The purchase price included the assumption of an existing time charter with Qatar Navigation QSC at a rate of $26.5 per day. Due to the above market rate of the existing time charter, the Company has capitalized $3,492 of the purchase price as an asset which is being amortized as a reduction of voyage revenues through September 2007 (the remaining term of the charter). For 2005, $398 was amortized and $3,094 remains unamortized at December 31, 2005. For the period September 27, 2004 (Date of Inception) through December 31, 2004, no acquisitions requiring this accounting treatment had occurred.

The purchase of the Genco Muse is consistent with the Company’s strategy of selectively expanding the number of high-quality vessels in the fleet.

5 - DEPOSITS ON VESSELS

Under the terms of the purchase agreement between the company and an unaffiliated seller, the Company was required to make a deposit of 15% of the purchase price for each vessel to be acquired for its initial fleet. The deposit for each vessel was applied towards the purchase price of that vessel on the acquisition date. As of December 31, 2005, the Company had no deposits on vessels. As of December 31, 2004, deposits held for the subsequent purchase of the ten vessels were $40,923.

6 - EARNINGS PER COMMON SHARE

The computation of basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings (loss) per share assumes the vesting of granted restricted stock awards (see Note 17), for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the year ended December 31, 2005, the restricted stock grants are dilutive. For the period September 27, 2004 (Date of Inception) through December 31, 2004 there were no restricted shares granted.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:
	Year Ended December 31, 2005	September 27, 2004 through December 31, 2004

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	18,751,726	13,500,000

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	18,751,726	13,500,000

Weighted average restricted stock awards	3,469	-

Weighted average common shares outstanding, diluted	18,755,195	13,500,000

7 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

In April 2005, the Company began renting office space as its principal executive offices in a building currently leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman of the Board. There is no lease agreement between the Company and GenMar Realty LLC. The Company paid an occupancy fee on a month-to-month basis in the amount of $55. For 2005, and for the period September 27, 2004 (Date of Inception) through December 31, 2004, the Company incurred rent expense of $440 and $0, respectively. At December 31, 2005 the month-to-month arrangement has been terminated with GenMar Realty LLC.

In the year ended December 31, 2005 and for the period September 27, 2004 (Date of Inception) through December 31, 2004, the Company incurred travel related expenditures totaling $113 and $0, respectively, reimbursable to General Maritime Corporation, where Peter C. Georgiopoulos also serves as Chairman of the Board, Chief Executive Officer and President, that related to travel in conjunction with the initial public offering. The travel expenditures were paid from the gross proceeds received from the initial public offering and as such are included in the determination of net proceeds. In addition for 2005, prior to the initial public offering, the Company also purchased $25 of computers and incurred $17 of expense for consultative services provided by General Maritime Corporation. At December 31, 2005 and December 31, 2004, there are no outstanding amounts owed to General Maritime Corporation.

During the year ended December 31,2005 and for the period September 27, 2004 (Date of Inception) through December 31, 2004, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $176 and $83 from Constantine Georgiopoulos, father of Peter C. Georgiopoulos, Chairman of the Board. At December 31, 2005 and December 31, 2004, $27 and $83, respectively, were outstanding to Constantine Georgiopoulos.

The Company has obtained an insurance policy through Leeds & Leeds Company Inc., a broker. Leeds & Leeds Company Inc. currently holds less than 0.1% ownership in Fleet Acquisition LLC. The Company incurred $2,424 and $24 of insurance expense to them for 2005 and for the period September 27, 2004 (Date of Inception) through December 31, 2004, respectively. There were no amounts due to Leeds & Leeds Company, Inc. at December 31, 2005 and 2004.

8 - LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2005	2004

Revolver, Original Credit Facility...........................................................................................................................................................	$-	$125,766
Revolver, New Credit Facility.................................................................................................................................................................	130,683
Less: Current portion of revolver...........................................................................................................................................................	-	23,203

Long-term debt	$130,683	$102,563

New credit facility

The Company entered into the New Credit Facility as of July 29, 2005. The New Credit Facility is with a syndicate of commercial lenders consisting of Nordea Bank Finland Plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citigroup Global Markets Limited. The New Credit Facility has been used to refinance our indebtedness under the Company’s Original Credit Facility, and may be used in the future to acquire additional vessels and for working capital requirements. Under the terms of the New Credit Facility, borrowings in the amount of $106,233 were used to repay indebtedness under the Original Credit Facility, and additional net borrowings of $24,450 were obtained to fund the acquisition of the Genco Muse. After these net borrowings $319,317 remains available to fund future vessel acquisitions. The Company may borrow up to $20,000 of the $319,317 for working capital purposes.

The New Credit Facility has a term of ten years maturing on July 29, 2015. The facility permits borrowings up to 65% of the fair value of the vessels that secure the obligations under the New Credit Facility up to the facility limit, provided that conditions to drawdown are satisfied. Certain of these conditions require the Company, among other things, to provide to the lenders acceptable valuations of the vessels in our fleet confirming that the aggregate amount outstanding under the facility (determined on a pro forma basis giving effect to the amount proposed to be drawn down) will not exceed 65% of the value of the vessels pledged as collateral. The New Credit Facility limit is $450,000 for a period of six years. Thereafter, the facility limit is reduced by an amount equal to 8.125% of the total $450,000 commitment, semi-annually over a period of four years and is reduced to $0 on the tenth anniversary.

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

All of our vessel-owning subsidiaries are full and unconditional joint and several guarantors of our New Credit Facility. Each of these subsidiaries is wholly owned by GS&T. GS&T has no independent assets or operations.

Interest on the amounts drawn is payable at the rate of 0.95% per annum over LIBOR until the fifth anniversary of the closing of the New Credit Facility and 1.00% per annum over LIBOR thereafter. The Company is also obligated to pay a commitment fee equal to 0.375% per annum on any undrawn amounts available under the facility. On July 29, 2005, the Company paid an arrangement fee to the lenders of $2,700 which equates to 0.6% of the total commitment of $450,000. The $2,700 along with other costs have been capitalized as deferred financing costs in 2005.

Under the terms of the New Credit Facility, the Company is permitted to pay or declare dividends in accordance with its dividend policy so long as no default or event of default has occurred and is continuing or would result from such declaration or payment.

The New Credit Facility has certain financial covenants that require among other things to ensure that the fair market value of the collateral vessels maintains a certain multiple as compared to the outstanding indebtedness; maintain a certain ratio of total indebtedness to total capitalization; maintain a certain ratio of earnings before interest, taxes, depreciation and amortization to interest expense; maintain a net worth of approximately $263 million; and maintain working capital liquidity in an amount of not less than $500 per vessel securing the borrowings. Additionally there are certain non-financial covenants that require among other things to provide the lender with certain legal documentation such as the mortgage on a newly acquired vessel using funds from the New Credit Facility, and other periodic communications with the lender that include certain compliance certificates at the time of borrowing and on a quarterly basis. For the period since facility inception through December 31,2005, the Company has been in compliance with these covenants.

The New Credit Facility permits the issuance of letters of credit up to a maximum amount of $50,000. The conditions under which the letter of credit amounts can be issued are substantially the same as the conditions for borrowing funds under the facility. Each letter of credit must terminate within twelve months, but can be extended for successive periods also not exceeding twelve months. The Company pays a fee of 1/8 of 1% per annum on the amount of letters of credit outstanding. At December 31, 2005 and December 31, 2004, there were no letters of credit issued under the New Credit Facility.

The following table sets forth our maturity dates of the revolver as of:

Period Ending December 31,	Total

2006.....................................................................................................................................................	$-
2007.....................................................................................................................................................	-
2008.....................................................................................................................................................	-
2009.....................................................................................................................................................	-
2010.....................................................................................................................................................	-
Thereafter..........................................................................................................................................	130,683

$130,683

Letter of credit

In conjunction with the Company entering into a new long-term office space lease (See Note 15 - Lease Payments), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit. As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank in the amount of $650 at a fee of 1% per annum. The letter of credit is reduced to $520 on August 1, 2006 and is cancelable on each renewal date provided the landlord is given 150 days minimum notice.

Original Credit Facility

The Original Credit Facility, entered into on December 3, 2004, has been refinanced by the New Credit Facility. The Original Credit Facility had a five year maturity at a rate of LIBOR plus 1.375% per year until $100 million had been repaid and thereafter at LIBOR plus 1.250%. In the event of late principal payments, additional interest charges would have been incurred. This facility was retired with proceeds from the initial public offering and proceeds from our New Credit Facility.

The Company’s entry into the New Credit Facility in July 2005 resulted in a write-off to interest expense of $4,103 of unamortized deferred financing costs associated with the Original Credit Facility.

Interest rates

The effective interest rates, including the cost associated with unused commitment fees, during 2005 and for the period September 27, 2004 (Date of Inception) through December 31, 2004, were 4.83% and 4.69%, respectively. The interest rates on the debt, excluding the unused commitment fess ranged from 3.69% to 5.26% during 2005 and ranged from 3.63% to 3.88% for the period September 27, 2004 (Date of Inception) through December 31, 2004.

Interest rate swap agreements

Effective September 14, 2005, the Company entered into an interest rate swap agreement with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The notional principal amount of the swap is $106,233 and the swap’s expiration date coincides with the expiration of the New Credit Facility on July 29, 2015. The swap agreement hedges the interest rate for the notional amount to a fixed rate of 4.485% plus, pursuant to the New Credit Facility agreement, 0.95% per annum until the fifth anniversary of the New Credit Facility and 1.00% per annum thereafter. The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.

The Company has determined that this interest rate swap agreement, which initially hedged the corresponding debt, continues to effectively hedge the debt. Interest expense pertaining to the interest rate swap for 2005 and for the period September 27, 2004 (Date of Inception) through December 31, 2004 was $143 and $0, respectively.

The fair value of the interest rate swap agreement was $2,325 as of December 31, 2005. No interest rate swaps were in effect at December 31, 2004.

9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$46,912	$46,912	$7,431	$7,431
Floating rate debt	130,683	130,683	125,766	125,766
Cash flow hedge - net asset position	2,325	2,325	-	-

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

10 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2005	December 31, 2004
Lubricant inventory and other stores	$1,019	$323
Prepaid items	809	4
Other	746	107
Total	$2,574	$434

11 - OTHER ASSETS, NET

Other assets consist of the following:

(i) Deferred financing costs which include fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized over the life of the related debt, which is included in interest expense. In July 2005, the Company entered into the New Credit Facility, which resulted in a write-off of $4,103 of unamortized deferred financing costs associated with the Original Credit Facility. The Company has incurred additional deferred financing costs of $2,999 on the New Credit Facility. Accumulated amortization of deferred financing costs as of December 31, 2005 and December 31, 2004 was $126 and $60, respectively.

(ii) Value of time charter acquired which represents the value assigned to the time charter acquired with the Genco Muse in October 2005. The value assigned to the time charter was $3,492. This intangible asset is amortized as a component of revenue over the minimum life of the time charter. The amount amortized for this intangible asset was $398 for the year ended December 31, 2005 and $0 for the period September 27, 2004 (Date of Inception) through December 31, 2004. At December 31, 2005 and 2004, $3,094 and $0, respectively remains unamortized.

12 - FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2005	December 31, 2004
Fixed assets:
Vessel equipment	$69	$-
Leasehold improvements	1,146	-
Furniture and fixtures	96	-
Computer equipment	260	-
Total cost	1,571	-
Less: accumulated depreciation and amortization	49	-
Total	$1,522	$-

13 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2005	December 31, 2004
Accounts payable	$1,018	$332
Accrued general and administrative	2,701	491
Accrued vessel operating expenses	2,259	22
Total	$5,978	$845

14 - REVENUE FROM TIME CHARTERS

Total revenue earned on time charters for 2005 and for the period September 27, 2004 (Date of Inception) through December 31, 2004 was $116,906 and $1,887, respectively. Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of December 31, 2005 will be $109,393 during 2006 and $10,581 during 2007, assuming no off-hire time is incurred.

15 - LEASE PAYMENTS

In September 2005, the Company entered into a 15-year lease for office space in New York, New York. The monthly rental is as follows: Free rent from September 1, 2005 to July 31, 2006, $40 per month from August 1, 2006 to August 31, 2010, $43 per month from September 1, 2010 to August 31, 2015, and $46 per month from September 1, 2015 to August 31, 2020. The Company is also entitled to tenant work credit of $324. The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39. As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company has a deferred rent credit at December 31, 2005 and 2004 of $479 and $0, respectively. The Company has the option to extend the lease for a period of 5 years from September 1, 2020 to August 31, 2025. The rent for the renewal period is determined by taking 95% of the prevailing market rate for the six months prior to the commencement date of the extension term.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $202 for 2006, $486 per year for 2007 through 2009, $496 for 2010 and $5,168 thereafter.

16 - SAVINGS PLAN

In August 2005, the Company established a 401(K) Plan (the “Plan”) which is available to full-time employees who meet the Plan’s eligibility requirements. This Plan is a defined contribution plan, which permits employees to make contributions up to 96 percent of their annual salaries with the Company matching up to the first six percent. The matching contribution vests immediately. For 2005, the Company’s matching contribution to the Plan was $22. For the period September 27, 2004 (Date of Inception) through December 31, 2004 there was no Plan in effect.

17- RESTRICTED STOCK AWARDS

On July 12, 2005, the Company’s Board of Directors approved the Genco Shipping and Trading Limited 2005 Equity Incentive Plan (the “Plan”). Under this plan the Company’s compensation committee, another designated committee of the board of directors or the board of directors or the board of directors, may grant a variety of stock-based incentive awards to employees, directors and consultants whom the compensation committee (or other committee or the board of directors) believes are key to the Company’s success. The compensation committee may award incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, unrestricted stock and performance shares. The aggregate number of shares of common stock available for award under the Plan is 2,000,000 shares.

On October 31, 2005, the Company made grants of restricted common stock under its equity incentive plan in the amount of 118,612 shares to the executive officers, employees and directors of the Company. The executive and employee grants vest ratably on each of the four anniversaries of the date of the Company’s initial public offering (July 22, 2005). Grants to directors vest in full on the earliest of the first anniversary of the grant date, the date of the next annual shareholders meeting of the Company, and the first anniversary of the Company’s initial public offering. Upon grant of the restricted stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $1,949, was recorded as a component of shareholders’ equity. Amortization of this charge, which is included in general and administrative expenses was $260 for 2005 and $0 for the period September 27, 2004 (Date of Inception) through December 31, 2004, respectively, and will be $1,031, $394, $200, and $64 in, 2006, 2007, 2008, and 2009, respectively.

On December 21, 2005, the Company made grants of restricted common stock under its equity incentive plan in the amount of 55,600 shares to the executive officers and employees of the Company. Theses grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2006. Upon grant of the restricted stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $991, was recorded as a component of shareholders’ equity. Amortization of this charge, which is included in general and administrative expenses was $17 for 2005 and $0 for the period September 27, 2004 (Date of Inception) through December 31, 2004, respectively, and will be $533, $253, $134, and $54 in, 2006, 2007, 2008, and 2009, respectively.

18 - LEGAL PROCEEDINGS

From time to time the Company may be subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company, its financial condition, results of operations or cash flows.

19 - SUBSEQUENT EVENTS

On February 9, 2006, the Board of Directors declared a dividend of $0.60 per share to be paid on or about March 10, 2006 to shareholders of record as of February 24, 2006.  The aggregate amount of the dividend is expected to be $15,261, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

ITEM 8. SUPPLEMENTARY DATA

Quarterly Results of Operations (Unaudited)

(In thousands, except per share amounts)

	2005 Quarter Ended				For the period from Sept. 27, 2004 to
	March 31	June 30	Sept. 30	Dec. 31	Dec. 31, 2004
Revenues	$21,399	$30,950	$31,172	$33,385	$1,887

Operating income	13,921	19,432	18,556	16,836	1,141

Net income	11,384	15,617	12,340	15,140	907
Earnings per share - Basic	$0.84	$1.16	$0.55	$0.60	$0.07
Earnings per share - Diluted	$0.84	$1.16	$0.55	$0.60	$0.07
Dividends declared and paid per share	-	-	-	$0.60	-
Weighted average common shares outstanding - Basic	13,500	13,500	22,576	25,260	13,500
Weighted average common shares outstanding - Diluted	13,500	13,500	22,576	25,274	13,500

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes were made to, nor was there any disagreement with the Company’s independent registered public accounting firm regarding, the Company’s accounting or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 as of the end of the period covered by this Report. Based upon that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them at a reasonable assurance level to material information required to be included in our periodic Securities and Exchange Commission filings.

CHANGES IN INTERNAL CONTROLS

In the fourth quarter of 2005 we implemented an integrated industry-specific system that furnishes our operations data directly to our accounting systems. We have assessed the internal controls over the key processes affected by the system change, and concluded that we have maintained adequate internal control over financial reporting. There have been no other significant changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and executive officers is set forth in our Proxy Statement for our 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005 (the “2006 Proxy Statement”) and is incorporated by reference herein. Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our 2006 Proxy Statement relating and is incorporated by reference herein.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.gencoshipping.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers and information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions is set forth in the 2006 Proxy Statement and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the beneficial ownership of shares of our common stock by certain persons is set forth in the 2006 Proxy Statement and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain of our transactions is set forth in the 2006 Proxy Statement and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is set forth in the 2006 Proxy Statement and is incorporated by reference herein.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited (1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited (2)

3.3	Amended and Restated By-Laws of Genco Shipping & Trading Limited (1)

4.1	Form of Share Certificate of the Company (3)

4.2	Shareholder’s Rights Agreement (3)

10.1	Registration Rights Agreement (3)

10.2	2005 Equity Incentive Plan, as amended and restated effective December 31, 2005 (4)

10.3
Credit Agreement dated December 3, 2004 among Fleet Acquisition LLC, Genco Shipping & Trading Limited, Various Lenders, Nordea Bank Finland plc, New York Branch and Citigroup Global Markets Limited (5)

10.4	Time Charter Party Between BHP Billiton Marketing AG and Genco Knight Limited (1)

10.5	Time Charter Party Between BHP Billiton Marketing AG and Genco Vigour Limited (1)

10.6	Time Charter Party Between Lauritzen Bulkers A/S and Genco Explorer Limited (1)

10.7	Time Charter Party Between Lauritzen Bulkers A/S and Genco Pioneer Limited (1)

10.8	Time Charter Party Between Lauritzen Bulkers A/S and Genco Progress Limited (1)

10.9	Time Charter Party Between Lauritzen Bulkers A/S and Genco Reliance Limited (1)

10.10	Time Charter Party Between Lauritzen Bulkers A/S and Genco Sugar Limited (1)

10.11
Letter of Commitment dated July 5, 2005 between Genco Shipping & Trading Limited and Nordea Bank Finland plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citigroup Global Markets Limited (1)

10.12
Credit Agreement dated July 15, 2005 among Genco Shipping & Trading Limited, various lenders, DnB NOR Bank ASA, New York Branch, Nordea Bank Finland plc, New York Branch and Citibank Global Markets Ltd. (6)

10.13	Form of Director Restricted Stock Grant Agreement dated October 31, 2005 (*)

10.14	Restricted Stock Grant Agreement dated October 31, 2005 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (*)

10.15	Restricted Stock Grant Agreement dated October 31, 2005 between Genco Shipping & Trading Limited and John C. Wobensmith (*)

10.16	Restricted Stock Grant Agreement dated December 21, 2005 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (*)

10.17	Restricted Stock Grant Agreement dated December 21, 2005 between Genco Shipping & Trading Limited and John C. Wobensmith (*)

14.1	Code of Ethics (4)

21.1	Subsidiaries of Genco Shipping & Trading Limited (*)

23.1	Consent of Independent Registered Public Accounting Firm (*)

31.1	Certification of President pursuant to Rule 13(a) - 14(a) and 15(d) - 14(a) of the Securities Exchange Act of 1934, as amended (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a) - 14(a) and 15(d) - 14(a) of the Securities Exchange Act of 1934, as amended (*)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350 (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (*)

(*)	Filed herewith.
(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.
(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.
(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 18, 2005.
(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 4, 2005.
(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on June 16, 2005.
(6)	Incorporated by reference to Genco Shipping &Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ Robert Gerald Buchanan
Name: Robert Gerald Buchanan
Title: President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on February 27, 2006.

SIGNATURE	TITLE

/s/ Robert Gerald Buchanan	PRESIDENT
Robert Gerald Buchanan	(PRINCIPAL EXECUTIVE OFFICER)

/s/ John C. Wobensmith	CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER
John C. Wobensmith	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/ Peter C. Georgiopoulos	DIRECTOR
Peter C. Georgiopoulos

/s/ Stephen A. Kaplan	DIRECTOR
Stephen A. Kaplan

/s/ Nathaniel C. A. Kramer	DIRECTOR
Nathaniel C. A. Kramer

/s/ Harry A. Perrin	DIRECTOR
Harry A. Perrin

/s/ Mark F. Polzin	DIRECTOR
Mark F. Polzin

/s/ Rear Admiral Robert C. North	DIRECTOR
Rear Admiral Robert C. North, USCG (ret.)

/s/ Basil G. Mavroleon	DIRECTOR
Basil G. Mavroleon

EXHIBIT INDEX

Exhibit  Document

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited (1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited (2)

3.3	Amended and Restated By-Laws of Genco Shipping & Trading Limited (1)

4.1	Form of Share Certificate of the Company (3)

4.2	Shareholder’s Rights Agreement (3)

10.1	Registration Rights Agreement (3)

10.2	2005 Equity Incentive Plan, as amended and restated effective December 31, 2005 (4)

10.3
Credit Agreement dated December 3, 2004 among Fleet Acquisition LLC, Genco Shipping & Trading Limited, Various Lenders, Nordea Bank Finland plc, New York Branch and Citigroup Global Markets Limited (5)

10.4	Time Charter Party Between BHP Billiton Marketing AG and Genco Knight Limited (1)

10.5	Time Charter Party Between BHP Billiton Marketing AG and Genco Vigour Limited (1)

10.6	Time Charter Party Between Lauritzen Bulkers A/S and Genco Explorer Limited (1)

10.7	Time Charter Party Between Lauritzen Bulkers A/S and Genco Pioneer Limited (1)

10.8	Time Charter Party Between Lauritzen Bulkers A/S and Genco Progress Limited (1)

10.9	Time Charter Party Between Lauritzen Bulkers A/S and Genco Reliance Limited (1)

10.10	Time Charter Party Between Lauritzen Bulkers A/S and Genco Sugar Limited (1)

10.11
Letter of Commitment dated July 5, 2005 between Genco Shipping & Trading Limited and Nordea Bank Finland plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citigroup Global Markets Limited (1)

10.12
Credit Agreement dated July 15, 2005 among Genco Shipping & Trading Limited, various lenders, DnB NOR Bank ASA, New York Branch, Nordea Bank Finland plc, New York Branch and Citibank Global Markets Ltd. (6)

10.13	Form of Director Restricted Stock Grant Agreement dated October 31, 2005 (*)

10.14	Restricted Stock Grant Agreement dated October 31, 2005 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (*)

10.15	Restricted Stock Grant Agreement dated October 31, 2005 between Genco Shipping & Trading Limited and John C. Wobensmith (*)

10.16	Restricted Stock Grant Agreement dated December 21, 2005 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (*)

10.17	Restricted Stock Grant Agreement dated December 21, 2005 between Genco Shipping & Trading Limited and John C. Wobensmith (*)

14.1	Code of Ethics (4)

21.1	Subsidiaries of Genco Shipping & Trading Limited (*)

23.1	Consent of Independent Registered Public Accounting Firm (*)

31.1	Certification of President pursuant to Rule 13(a) - 14(a) and 15(d) - 14(a) of the Securities Exchange Act of 1934, as amended (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a) - 14(a) and 15(d) - 14(a) of the Securities Exchange Act of 1934, as amended (*)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350 (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (*)

(*)	Filed herewith.
(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.
(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.
(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 18, 2005.
(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 4, 2005.
(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on June 16, 2005.
(6)	Incorporated by reference to Genco Shipping &Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2005.