Form 10-Q
period 2006-03-31
GENCO SHIPPING & TRADING LTD
filed 2006-05-12
CIK 1326200

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number ___________

GENCO SHIPPING & TRADING LIMITED
(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands (State or other jurisdiction incorporation or organization)	98-043-9758 (I.R.S. Employer Identification No.)

299 Park Avenue (20th Floor), New York, New York 10171 (Address of principal executive offices) (Zip Code)

(646) 443-8550 (Registrant’s telephone number, including area code)

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

Yes           No X

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 11, 2006:
Common stock, $0.01 per share 25,434,212 shares.

Genco Shipping & TradingLimited
Form 10-Qfor the three months ended March 31, 2006 and 2005

                                                                                    Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	a) Consolidated Balance Sheets
	March 31, 2006 and December 31, 2005	3

	b) Consolidated Statements of Operations For the three months ended March 31, 2006 and 2005	4

	c) Consolidated Statements of Shareholders’ Equity and Comprehensive Income For the three months ended March 31, 2006 and 2005	5

	d) Consolidated Statements of Cash Flows For the three months ended March 31, 2006 and 2005	6

	e) Notes to Consolidated Financial Statements For the three months ended March 31, 2006 and 2005	7

Item 2.	Management’s Discussion and Analysis of Financial Position and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Control and Procedures	36

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

Genco Shipping & Trading Limited
Consolidated Balance Sheets as of March 31, 2006
And December 31, 2005
(U.S. Dollars in thousands)
	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,894	$46,912
Due from charterers	306	219
Prepaid expenses and other current assets	2,444	2,574

Total current assets	57,644	49,705

Noncurrent assets:
Vessels, net of accumulated depreciation of $28,997 and $22,659, respectively	423,972	430,287
Deferred drydock, net of accumulated depreciation of $60 and $35, respectively	426	152
Other assets, net of accumulated amortization of $200 and $126, respectively	5,464	5,967
Fixed assets, net of accumulated depreciation and amortization of $104 and $49, respectively	1,745	1,522
Fair value of derivative instruments	6,785	2,325
Total noncurrent assets	438,392	440,253

Total assets	$496,036	$489,958

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,909	$5,978

Total current liabilities	5,909	5,978

Noncurrent liabilities:
Deferred revenue	4,786	4,576
Deferred rent credit	596	479
Long term debt	130,683	130,683
Total noncurrent liabilities	136,065	135,738

Total liabilities	141,974	141,716

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and
outstanding 25,434,212 and 13,500,000 shares at March 31, 2006 and December 31, 2005, respectively	254	254
Paid in capital	306,019	305,500
Accumulated other comprehensive income	6,309	2,325
Retained earnings	41,480	40,163

Total shareholders’ equity	354,062	348,242

Total liabilities and shareholders’ equity	$496,036	$489,958

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Operations for the Three Ended March 31, 2006 and 2005
(U.S. Dollars in Thousands, Except Earnings per Share)
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

Revenues	$32,572	$21,399

Operating expenses:
Voyage expenses	1,104	890
Vessel operating expenses	4,559	2,016
General and administrative expenses	2,449	260
Management fees	347	331
Depreciation and amortization	6,417	3,981

Total operating expenses	14,876	7,478

Operating income	17,696	13,921

Other (expense) income:
Income from derivative instruments	476	-
Interest income	569	83
Interest expense	(2,163)	(2,620)

Other (expense) income	(1,118)	(2,537)

Net income	$16,578	$11,384

Earnings per share-basic	$0.66	$0.84
Earnings per share-diluted	$0.66	$0.84
Weighted average common shares outstanding-basic	25,260,000	13,500,000
Weighted average common shares outstanding-diluted	25,304,448	13,500,000

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statement of Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2006
(U.S. Dollars in Thousands)

	Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance - January 1, 2006	$254	$305,500	$40,163	$2,325		$348,242

Net income			16,578		16,578	16,,578

Unrealized derivative gains from cash flow hedge				3,984	3,984	3,984

Comprehensive income					20,562

Cash dividends paid			(15,261)			(15,261)

Restricted stock amortization		519				519

Balance - March 31, 2006	$254	$306,019	$41,480	$6,309		$354,062

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2006 and 2005
(U.S. Dollars in Thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$16,578	$11,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,417	3,981
Amortization of deferred financing costs	74	202
Amortization of value of time charter acquired	456	-
Unrealized gain on derivative instruments	(476)	-
Amortization of restricted stock compensation expense	519	-
Change in assets and liabilities:
(Increase) decrease in due from charterers	(87)	635
Decrease (increase) in prepaid expenses and other current assets	130	(729)
Increase in accounts payable and accrued expenses	273	1,074
Increase in deferred revenue	210	1,128
Increase in deferred rent credit	117	-
Deferred drydock costs incurred	(299)	-

Net cash provided by operating activities	23,912	17,675

Cash flows from investing activities:
Purchase of vessels, net of deposits	(23)	(193,270)
Purchase of other fixed assets	(619)	-

Net cash used in investing activities	(642)	(193,270)

Cash flows from financing activities:
Proceeds from credit facilities	-	192,907
Cash dividends paid	(15,261)	-
Payment of deferred financing costs	(27)	(305)
Increase in restricted cash	-	(7,108)

Net cash (used in) provided by financing activities	(15,288)	185,494

Net increase in cash	7,982	9,899

Cash at beginning of period	46,912	7,431

Cash at end of period	$54,894	$17,330

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,225	$1,418

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
(U.S. Dollars in Thousands Except Per Share Data)

Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2006 and 2005(unaudited)

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

The Company agreed to acquire a fleet of 16 drybulk carriers from an unaffiliated third party on November 19, 2004. As of October 14, 2005, the Company had taken delivery of all of the vessels as shown below:

Wholly Owned Subsidiaries	Vessels Acquired	dwt	Date Delivered	Year Built

Genco Reliance Limited	Genco Reliance	29,952	12/6/04	1999
Genco Glory Limited	Genco Glory	41,061	12/8/04	1984
Genco Vigour Limited	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05	1997
Genco Trader Limited	Genco Trader	69,338	6/7/05	1990
Genco Muse Limited	Genco Muse	48,913	10/14/05	2001

The purchase price of the initial 16 vessels aggregated to approximately $421,900, which was funded from initial capital contributions of $75,172 in conjunction with GS&T’s issuance of common stock to Fleet Acquisition LLC (the “Former Parent Company”), and from borrowings under the Company’s Original Credit Facility, and from the Company’s cash flows from operations. Additionally, on October 14, 2005 the Company acquired the Genco Muse with an existing time charter for $34,450, which was funded entirely by the Company’s New Credit Facility. The portion of the purchase price attributable to the vessel was $30,958 (see Note 4).

On July 22, 2005, the Company completed its initial public offering of 11,760,000 shares at $21 per share resulting in gross proceeds of $246,960. After underwriting commissions and other offering expenses, net proceeds to the Company were $230,305.

Prior to its initial public offering, the Company was 100% owned by Fleet Acquisition LLC, a limited liability company organized on November 3, 2004 under the laws of the Marshall Islands. Fleet Acquisition LLC was owned 66.53% by OCM Principal Opportunities III Fund, L.P. and OCM Principal Opportunities Fund IIIA, L.P., collectively, (“Oaktree”) of which Oaktree Management LLC is the General Partner, 26.63% by Peter Georgiopoulos, and 6.84% by others. As of December 31, 2005 and March 31, 2006, Fleet Acquisition LLC maintained a 53.08% ownership in the Company. On April 14, 2006, Fleet Acquisition LLC distributed 1,050,210 shares to certain of its members, all of whom except Peter Georgiopoulos ceased to be members upon such distribution. The remaining 12,449,790 shares of the Company stock owned by Fleet Acquisition LLC continue to be held by Oaktree and by Peter

Georgiopoulos, our chairman. Of Fleet Acquisition LLC’s remaining equity holders, Oaktree owns approximately 71.4% of its equity and Mr. Georgiopoulos owns approximately 28.6% of its equity. As a result of this share distribution, Oaktree and Peter Georgiopoulos own approximately 48.96% of the Company through Fleet Acquisition, LLC.

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which include the accounts of Genco Shipping & Trading Limited and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the December 31, 2005 consolidated financial statements of Genco Shipping & Trading Ltd. contained in its Annual Report on Form 10-K for the year ended December 31, 2005.

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

Revenue and voyage expense recognition

Since the Company’s inception, revenues have been generated from time charter agreements and pool agreements. A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily hire rate. In time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses such as commissions which are borne by the Company. Time charter revenues are recorded over the term of the charter as service is provided. Revenues are recognized on a straight line basis as the average revenue over the term of the respective time charter agreement.

In December 2005 and February 2006, the Genco Trader and Genco Leader, respectively, entered into the Baumarine Panamax Pool. Vessel pools, such as the Baumarine Panamax Pool, provide cost effective commercial management activities for a group of similar class vessels. The pool arrangement provides the benefits of a large-scale operation, and chartering efficiencies that might not be available to smaller fleets. Under the pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the charterer and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel. Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these two vessels is subject to the fluctuations of the spot market.

Included in the standard time charter contracts with our customers, are certain performance parameters, which if not met can result in customer claims. As of March 31, 2006 and December 31, 2005, the Company had a reserve of $382 and $316, respectively, associated with estimated customer claims against the Company for time charter performance issues.

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

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight ton (lwt). At March 31, 2006 and December 31, 2005, the Company estimated the residual value of vessels to be $175/lwt.

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

Inventory

Inventory consists of lubricants and stores which are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

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

For three months ended March 31, 2006 and 2005, no impairment charges were recorded, based on the analysis described above.

Deferred financing costs

Deferred financing costs, included in other assets, consist of fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized over the life of the related debt, which is included in interest expense. In July 2005, the Company entered into a new credit facility (the “New Credit Facility”), which resulted in a write-off of $4,103, in July 2005, of unamortized deferred financing costs associated with the Original Credit Facility.

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

Immediately following the initial public offering, the US 10% Owners beneficially owned less than 50% of our stock. If such owners were to continue to own less than 50% of our stock and there were no additional US 10% Owners during 2006, we would no longer be eligible to qualify for exemption from tax under Section 883 based on being a CFC. Instead, we could only qualify for exemption if we satisfy the publicly traded requirement of the Section 883 regulations. In order to meet the publicly traded requirements for 2006 and future years, our stock must be treated as being primarily and regularly traded on Nasdaq for more than half the days of any such year. Under the Section 883 regulations, our qualification for the publicly traded requirement may be jeopardized if shareholders of our common stock that own five percent or more of our stock own, in the aggregate, 50% or more of our common stock. As of March 31, 2006, we believe that such five percent or more shareholders are limited to Oaktree and Peter Georgiopoulos, our Chairman which own approximately 48.96% of our common stock through Fleet Acquisition, LLC. However if such shareholders were to increase their ownership in excess of 50% of our common stock for more than half the days of 2006, we would not be eligible to claim exemption from tax under Section 883. We can therefore give no assurance that changes and shifts in the ownership of our stock by five percent or more shareholders will permit us to qualify for exemption from tax in 2006 or in future years.

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

Restricted stock awards

In 2006 the Company has adopted the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, for restricted stock issued under its equity incentive plan. Adoption of this new accounting policy did not change the method of accounting for restricted stock awards. However deferred compensation costs from restricted stock have been classified as a component of paid in capital as required by SFAS No. 123R.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. Although the Company earned 100% and 100% of revenues from eleven and ten customers, for the three months ended March 31, 2006 and 2005, respectively, management does not believe significant risk exists in connection with the Company’s concentrations of credit at March 31, 2006 and December 31, 2005.

For the three months ended March 31, 2006 and 2005, there are three and two customers respectively, which individually account for more than 10% of revenue for the respective period.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments such as amounts due from charterers, accounts payable and long term debt approximate their individual carrying amounts as of March 31, 2006 and December 31, 2005 due to their short-term maturity or the variable-rate nature of the respective borrowings.

The fair value of the interest rate swaps (used for purposes other than trading) is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the swaps’ counterparty.

Interest rate risk management

The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to its borrowings. The Company held three interest rate risk management instruments at March 31, 2006 and one at December 31, 2005, in order to manage future interest costs and the risk associated with changing interest rates.

 For the swap that is effectively hedged the differential to be paid or received for this swap agreement is recognized as an adjustment to interest expense as incurred. The change in value on this swap is reflected as a component of other comprehensive income (“OCI”).

For the forward interest rate swaps, the change in the value for these swaps and the rate differential to be paid or received for these swaps is recognized as income from derivative instruments and is listed as a component of other (expense) income until such time the Company has obligations which are designated against the swap.

Derivative financial instruments

To manage its exposure to fluctuating interest rates, the Company uses interest rate swap agreements. Interest rate differentials to be paid or received under these agreements are accrued and recognized as an adjustment of interest expense related to the designated debt. The interest rate differential on the swaps that do not have designated debt associated with them will be reflected as income from derivative instruments and is listed as a component of other (expense) income. The fair value of the interest rate swap agreements and changes in fair value are recognized in the financial statements as non-current asset or liability.

Amounts receivable or payable arising at the settlement of interest rate swaps are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist.

3 - CASH FLOW INFORMATION

The Company had non-cash operating and investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses for the purchase of fixed assets of approximately $82 and $0 for the three months ended March 31, 2006 and 2005, respectively.

The Company entered into the 4.485% Swap during 2005 and the 5.075% Swap and 5.25% Swap during March 2006, collectively (the “Swaps”). The Swaps are described and discussed in Note 2. The Swaps have a fair value of $6,785 and $2,325 as of March 31, 2006 and December 31, 2005, respectively.

The Company granted restricted stock to its employees in 2005. The fair value of such restricted stock was $2,940 on the grant dates and was recorded in equity as part of paid in capital.

4 - VESSEL ACQUISITION

On October 14, 2005, the Company took delivery of the Genco Muse, a 48,913 dwt Handymax drybulk carrier and the results of its operations is included in the consolidated results of the Company after that date. The vessel is a 2001 Japanese-built vessel. The total purchase price of the vessel was $34,450. The purchase price included the assumption of an existing time charter with Qatar Navigation QSC at a rate of $26.5 per day. Due to the above market rate of the existing time charter, the Company has capitalized $3,492 of the purchase price as an asset which is being amortized as a reduction of voyage revenues through September 2007 (the remaining term of the charter). For the three months ended March 31, 2006 and 2005, $456 and $0 was amortized. At March 31, 2006 and December 31, 2005 $2,638 and $3,094, respectively, remains unamortized.

The purchase of the Genco Muse is consistent with the Company's strategy of selectively expanding the number of high-quality vessels in the fleet.

5 - EARNINGS PER COMMON SHARE

The computation of basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings (loss) per share assumes the vesting of granted restricted stock awards (see Note 16), for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the three months ended March 31, 2006, the restricted stock grants are dilutive. For the three months ended March 31, 2005 there were no restricted shares granted.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2006	2005

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	25,260,0000	13,500,000

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	25,260,000	13,500,000

Weighted average restricted stock awards	44,448	-

Weighted average common shares outstanding, diluted	25,304,448	13,500,000

6 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

During the three months ended March 31, 2006 and 2005, the Company incurred travel related expenditures totaling $139 and $0, respectively, reimbursable to General Maritime Corporation or its service provider, where the Company Chairman, Peter C. Georgiopoulos also serves as Chairman of the Board, Chief Executive Officer and President, and Stephen A. Kaplan also serves as a director. Approximately, $49 of these travel expenditures were paid from the gross proceeds received from the initial public offering and as such were included in the determination of net proceeds. At March 31, 2006 there was $139 owed to General Maritime Corporation. There were no amounts due to General Maritime Corporation at December 31, 2005.

During the three months ended March 31, 2006 and 2005, the Company incurred legal services aggregating $1 and $107 from Constantine Georgiopoulos, father of Peter C. Georgiopoulos, Chairman of the Board. At March 31, 2006 and December 31, 2005, $1 and $27, respectively, were outstanding to Constantine Georgiopoulos.

The Company has obtained an insurance policy through Leeds & Leeds Company Inc., a broker. Leeds & Leeds Company Inc. which at March 31, 2006 holds less than 0.1% ownership in Fleet Acquisition LLC. The Company incurred $693 and $361 of insurance expense to them for the three months ended March 31, 2006 and 2005, respectively. The amounts due to Leeds & Leeds Company, Inc. at March 31, 2006 and December 31, 2005 were $181 and $0, respectively.

7 - LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2006	December 31, 2005

Revolver, New Credit Facility	$130,683	$130,683
Less: Current portion of revolver	-	-

Long-term debt	$130,683	$130,683

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

Interest on the amounts drawn is payable at the rate of 0.95% per annum over LIBOR until the fifth anniversary of the closing of the New Credit Facility and 1.00% per annum over LIBOR thereafter. The Company is also obligated to pay a commitment fee equal to 0.375% per annum on any undrawn amounts available under the facility. On July 29, 2005, the Company paid an arrangement fee to the lenders of $2,700 which equates to 0.6% of the total commitment of $450,000. The $2,700 along with other costs has been capitalized as deferred financing costs to date.

Under the terms of the New Credit Facility, the Company is permitted to pay or declare dividends in accordance with its dividend policy so long as no default or event of default has occurred and is continuing or would result from such declaration or payment.

The New Credit Facility has certain financial covenants that require among other things to ensure that the fair market value of the collateral vessels maintains a certain multiple as compared to the outstanding indebtedness; maintain a certain ratio of total indebtedness to total capitalization; maintain a certain ratio of earnings before interest, taxes, depreciation and amortization to interest expense; maintain a net worth of approximately $263 million; and maintain working capital liquidity in an amount of not less than $500 per vessel securing the borrowings. Additionally there are certain non-financial covenants that require among other things to provide the lender with certain legal documentation such as the mortgage on a newly acquired vessel using funds from the New Credit Facility, and other periodic communications with the lender that include certain compliance certificates at the time of borrowing and on a quarterly basis. For the period since facility inception through March 31, 2006, the Company has been in compliance with these covenants.

The New Credit Facility permits the issuance of letters of credit up to a maximum amount of $50,000. The conditions under which the letter of credit amounts can be issued are substantially the same as the conditions for borrowing funds under the facility. Each letter of credit must terminate within twelve months, but can be extended for successive periods also not exceeding twelve months. The Company pays a fee of 1/8 of 1% per annum on the amount of letters of credit outstanding. At March 31, 2006 and December 31, 2005, there were no letters of credit issued under the New Credit Facility.

The following table sets forth our maturity dates of the revolver as of:

Period Ending December 31,	Total

2006 (April 1, 2006 - December 31, 2006)	$-
2007	-
2008	-
2009	-
2010	-
Thereafter	130,683

$130,683

Letter of credit

In conjunction with the Company entering into a new long-term office space lease (See Note 14 - Lease Payments), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit. As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank in the amount of $650 at a fee of 1% per annum. The letter of credit is reduced to $520 on August 1, 2006 and is cancelable on each renewal date provided the landlord is given 150 days minimum notice.

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

The Company's entry into the New Credit Facility in July 2005 which resulted in a write-off to interest expense of $4,103 of unamortized deferred financing costs associated with the Original Credit Facility, in the third quarter of 2005.

Interest rate swap agreements

 Effective September 14, 2005, the Company entered into an interest rate swap agreement with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The notional principal amount of the swap is $106,233 and has a fixed interest rate on the notional amount of 4.485% through July 29, 2015 (the “4.485% Swap”). The swap's expiration date coincides with the expiration of the New Credit Facility on July 29, 2015. The differential to be paid or received for this swap agreement is recognized as an adjustment to interest expense as incurred. The change in value on this swap is reflected as a component of other comprehensive income (“OCI”).

The Company has determined that the 4.485% Swap continues to effectively hedge the debt. Interest income pertaining to this interest rate swap for the three months ended March 31, 2006 and 2005 was $11 and $0, respectively.

The Company, on March 24, 2006, entered into a forward interest rate swap agreement with a notional amount of $50,000,and has a fixed interest rate on the notional amount of 5.075% from January 2, 2008 through January 2, 2013 (the “5.075% Swap”) The change in the value of this swap and the rate differential to be paid or received for this swap agreement is recognized as income from derivative instruments and is listed as a component of other (expense) income until such time the Company has obligations which are designated against the swap.

The Company, on March 29, 2006, entered into a forward interest rate swap agreement with a notional amount of $50,000 and has a fixed interest rate on the notional amount of 5.25% from January 2, 2007 through January 2, 2014 (the“5.25% Swap”). The change in the value of this swap and the rate differential to be paid or received for this swap agreement is recognized as income from derivative instruments and is listed as a component of other (expense) income until such time the Company has obligations which are designated against the swap.

For the swap agreements for which there is designated debt associated with it, the total interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95% in the first 5 years of the New Credit Facility and 1.0% in the last five years.

The 5.075% Swap and the 5.25% Swap do not have any interest income or expense as the swaps are not effective until, January 2, 2008 and January 2, 2007, respectively. The rate differential on these two instruments will be reflected as income from derivative instruments and is listed as a component of other (expense) income once effective.

The asset associated with all the swaps at March 31, 2006 and December 31, 2005 is $6,785 and $2,325, respectively, and is presented as the fair value of derivatives on the balance sheet. As of March 31, 2006 and December 31, 2005, the Company has OCI of $3,984 and $2,325, respectively, related to the 4.485% Swap. The 5.075% Swap and 5.25% Swap, combined, resulted in income from derivative instruments of $476 for the three months ended March 31, 2006, due to the increase in the value of these instruments.

Interest rates

The effective interest rates, including the cost associated with unused commitment fees, and the rate differential on the 4.485% Swap, for the three months ended March 31, 2006 and 2005, were 6.39% and 3.91%, respectively. The interest rates on the debt, excluding the unused commitment fess ranged from 5.20% to 5.83% and from 3.69% to 4.25% for the three months ended March 31, 2006 and 2005, respectively.

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2006		December 31, 2005
	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Cash	$54,894	$54,894	$46,912	$46,912
Floating rate debt	130,683	130,683	130,683	130,683
Derivative instruments - net asset position	6,785	6,785	2,325	2,325

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

9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2006	December 31, 2005
Lubricant inventory and other stores	$1,096	$1,019
Prepaid items	791	809
Other	557	746
Total	$2,444	$2,574

10 - OTHER ASSETS, NET

Other assets consist of the following:

(i) Deferred financing costs which include fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized over the life of the related debt, which is included in interest expense. In July 2005, the Company entered into the New Credit Facility, which resulted in a write-off of $4,103, in the third quarter of 2005, of unamortized deferred financing costs associated with the Original Credit Facility. The Company has incurred additional deferred financing costs of $3,027 on the New Credit Facility. Accumulated amortization of deferred financing costs as of March 31, 2006 and December 31, 2005 was $200 and $126, respectively.

(ii) Value of time charter acquired which represents the value assigned to the time charter acquired with the Genco Muse in October 2005. The value assigned to the time charter was $3,492. This intangible asset is amortized as a component of revenue over the minimum life of the time charter. The amount amortized for this intangible asset was $456 and $0 for the three months ended March 31, 2006 and 2005. At March 31, 2006 and December 31, 2005, $2,638 and $3,094, respectively, remains unamortized.

11 - FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2006	December 31, 2005
Fixed assets:
Vessel equipment	$207	$69
Leasehold improvements	1,270	1,146
Furniture and fixtures	96	96
Computer equipment	276	260
Total cost	1,849	1,571
Less: accumulated depreciation and amortization	104	49
Total	$1,745	$1,522

12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2006	December 31, 2005
Accounts payable	$1,691	$1,018
Accrued general and administrative	1,846	2,701
Accrued vessel operating expenses	2,372	2,259

Total	$5,909	$5,978

13 - REVENUE FROM TIME CHARTERS

Total revenue earned on time charters for the three months ended March 31, 2006 and 2005 was $32,572 and $21,399, respectively. Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of March 31, 2006 is expected to be $78,911 for the balance of 2006 and $10,581 during 2007, assuming no off-hire time is incurred.

14 - LEASE PAYMENTS

In September 2005, the Company entered into a 15-year lease for office space in New York, New York. The monthly rental is as follows: Free rent from September 1, 2005 to July 31, 2006, $40 per month from August 1, 2006 to August 31, 2010, $43 per month from September 1, 2010 to August 31, 2015, and $46 per month from September 1, 2015 to August 31, 2020. The Company obtained a tenant work credit of $324. The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39. As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company has a deferred rent credit at March 31, 2006 and December 31, 2005 $596 and $479, respectively. The Company has the option to extend the lease for a period of 5 years from September 1, 2020 to August 31, 2025. The rent for the renewal period will be based on prevailing market rate for the six months prior to the commencement date of the extension term.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $202 for 2006, $486 per year for 2007 through 2009, $496 for 2010 and $5,168 thereafter.

15 - SAVINGS PLAN

In August 2005, the Company established a 401(K) Plan (the “Plan”) which is available to full-time employees who meet the Plan’s eligibility requirements. This Plan is a defined contribution plan, which permits employees to make contributions up to 96 percent of their annual salaries with the Company matching up to the first six percent. The matching contribution vests immediately. For three months ended March 31, 2006 and 2005, the Company’s matching contribution to the Plan was $34 and $0, respectively.

16- STOCK AWARDS

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

On October 31, 2005, the Company made grants of restricted common stock under its equity incentive plan in the amount of 118,612 shares to the executive officers, employees and directors of the Company. The executive and employee grants vest ratably on each of the four anniversaries of the date of the Company’s initial public offering (July 22, 2005). Grants to directors vest in full on the earliest of the first anniversary of the grant date, the date of the next annual shareholders meeting of the Company, which is scheduled for May 18, 2006, and the first anniversary of the Company’s initial public offering. Upon grant of the restricted stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $1,949, was recorded as a component of paid in capital in shareholders’ equity. The unamortized portion of this award at March 31, 2006 and December 31, 2005 was $1,311 and $1,689, respectively. Amortization of this charge, which is included in general and administrative expenses was $378 and $0, for the three months ended March 31, 2006 and 2005, respectively, and the remaining expense for the years ended 2006, 2007, 2008 and 2009 will be $653, $394, $200, and $64, respectively.

On December 21, 2005, the Company made grants of restricted common stock under its equity incentive plan in the amount of 55,600 shares to the executive officers and employees of the Company. These grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2006. Upon grant of the restricted stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $991, was recorded as a component of paid in capital in shareholders’ equity. The unamortized portion of this award at March 31, 2006 and December 31, 2005 was $833 and $974, respectively. Amortization of this charge, which is included in general and administrative expenses was $141 and $0, for the three months ended March 31, 2006 and 2005, respectively, and remaining expense for the years ended 2006, 2007, 2008 and 2009 will be $392, $253, $134, and $54, respectively.

17 - LEGAL PROCEEDINGS

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

18 - SUBSEQUENT EVENTS

On April 27, 2006, the Board of Directors declared a dividend of $0.60 per share to be paid on or about May 26, 2006 to shareholders of record as of May 15, 2006.  The aggregate amount of the dividend is expected to be $15,261, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; and other factors listed from time to time in our public filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2005 and subsequent reports on Form 8-K. Our ability to pay dividends in any period will depend upon factors including the limitations under our loan agreements, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this 10-Q.

General

We are a Marshall Islands company incorporated in September 2004 to transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. As of March 31, 2006, our fleet consisted of five Panamax, seven Handymax and five Handysize drybulk carriers, with an aggregate carrying capacity of approximately 839,000 dwt. The average age of our fleet was approximately 8.8 years as of December 31, 2005 as compared to the average age for the world fleet of approximately 15 years for the drybulk shipping segments in which we compete. All of the vessels in our fleet are on time charters to reputable charterers, including Lauritzen Bulkers, Cargill, HMMC, BHP, DS Norden, EDF Man Shipping, and NYK Europe or operate in the Baumarine panamax pool. With the exception of the Genco Leader and the Genco Trader, our vessels are fixed on long-term time charters with original terms greater than one year that expire (assuming the option periods in the time charters are not exercised) between August 2006 and September 2007.

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

Our management team and our other employees are responsible for the commercial and strategic management of our fleet. Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters and voyage charters, and monitoring the performance of our vessels under their charters. Strategic management includes locating, purchasing, financing and selling vessels. We currently contract with Wallem Shipmanagement, an independent technical manager, to provide technical management of our fleet at a lower cost than we believe would be possible in-house. We expect to use other independent technical managers from time to time. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Members of our New York City-based management team oversee the activities of our independent technical managers.

Factors Affecting Our Results of Operations

	For the three months ended March 31,		Increase
	2006	2005	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Panamax	450.0	230.7	219.3	95.1%
Handymax	630.0	320.7	309.3	96.4%
Handysize	450.0	435.9	14.1	3.2%

Total	1,530.0	987.3	542.7	55.0%

Available days (2)
Panamax	441.1	227.6	213.5	93.8%
Handymax	630.0	318.5	311.5	97.8%
Handysize	450.0	435.0	15.0	3.4%

Total	1,521.1	981.1	540.0	55.0%

Operating days (3)
Panamax	439.5	221.5	218.0	98.4%
Handymax	629.1	317.2	311.9	98.3%
Handysize	448.3	435.0	13.3	3.1%

Total	1,516.9	973.7	543.2	55.8%

Fleet utilization (4)
Panamax	99.6%	97.3%	2.3%	2.4%
Handymax	99.9%	99.6%	0.3%	0.3%
Handysize	99.6%	100.0%	(0.4%)	(0.4%)
Fleet average	99.7%	99.2%	0.5%	0.5%

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three months ended March 31, 2006 and 2005. Because predominately all of our vessels have operated on time charters, our TCE rates equal our time charter rates less voyage expenses consisting primarily of brokerage commissions paid by us to unaffiliated parties.

	For the three months ended March 31,		Increase
	2006	2005	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Panamax	$23,403	$28,234	($4,831)	(17.1%)
Handymax	21,400	20,877	523	2.5%
Handysize	17,025	17,091	(66)	(0.4%)

Fleet average	20,687	20,904	(217)	(1.0%)

Daily vessel operating expenses (6)
Panamax	$3,239	$2,503	$736	29.4%
Handymax	2,884	1,917	967	50.4%
Handysize	2,854	1,893	961	50.8%

Fleet average	2,980	2,042	938	45.9%

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

	For the three months ended March 31,
	2006	2005
	(U.S. dollars in thousands)
Voyage revenues	$32,572	$21,399
Voyage expenses	1,104	890
Net voyage revenue	$31,468	$20,509

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

Operating Data

	For the three months ended March 31,		Increase
	2006	2005	(Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)

Revenues	$32,572	$21,399	$11,173	52.2%

Operating Expenses:
Voyage expenses	1,104	890	214	24.0%
Vessel operating expenses	4,559	2,016	2,543	126.1%
General and administrative expenses	2,449	260	2,189	841.9%
Management fees	347	331	16	4.8%
Depreciation and amortization	6,417	3,981	2,436	61.2%

Total operating expenses	14,876	7,478	7,398	98.9%

Operating income	17,696	13,921	3,775	27.1%
Other (expense) income	(1,118)	(2,537)	1,419	(55.9%)

Net income	$16,578	$11,384	5,194	45.6%

Earnings per share - Basic	$0.66	$0.84	($0.18)	(21.4%)
Earnings per share - Diluted	$0.66	$0.84	($0.18)	(21.4%)
Dividends declared and paid per share	$0.60	-	$0.60	N/A
Weighted average common shares outstanding - Basic	25,260,000	13,500,000	11,760,000	87.1%
Weighted average common shares outstanding - Diluted	25,304,448	13,500,000	11,804,448	87.4%

EBITDA (1)	$25,045	$17,902	$7,143	39.9%

(1)
EBITDA represents net income plus net interest expense, income tax expense, depreciation and amortization, and amortization of the value of time charter acquired, which is included as a component of other long-term assets. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in consolidating internal financial statements and it is presented for review at our board meetings. For these reasons, we believe that EBITDA is a useful measure to present to our investors. EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a source of liquidity or cash flows as shown in our consolidated statement of cash flows. The definition of EBITDA used here may not be comparable to that used by other companies.

	For the three months ended March 31,
	2006	2005
	(U.S. dollars in thousands except for per share amounts)

Net income	$16,578	$11,384
Net interest expense	1,594	2,537
Income tax expense	—	—
Amortization of value of time charter acquired (1)	456	—
Depreciation and amortization	6,417	3,981

EBITDA	$25,045	$17,902

(1) Amortization of value of time charter acquired is included in other long-term assets.

Results of Operations

REVENUES-

For the three months ended March 31, 2006 revenues grew 52% to $32.6 million versus $21.4 million for the three months ended March 31, 2005. Revenues in both periods consisted of charter payments for our vessels. The increase in revenues was primarily due to the growth of our fleet throughout 2005.

The average TCE rate of our fleet declined by 1% to $20,687 a day for the three months ended March 31, 2006 from $20,904 a day for the three months ended March 31, 2005 mostly due to a lower freight market in 2006 as compared to 2005. The lower freight market in 2006 affected the TCE rates of the Genco Leader, the vessel in our fleet that operates in the Baumarine Pool which is subject to spot market fluctuations.

For the three months ended March 31, 2006 and 2005, we had ownership days of 1,530.0 days and 987.3 days, respectively. Fleet utilization for the same three month periods remained relatively static at 99.7% and 99.2%, respectively.

The following table sets forth information about the charters in our fleet as of March 31, 2006:

Vessel	Time Charter Rate (1)	Charterer	Charter Expiration (2)

Genco Beauty	$ 29,000	Cargill	February 2007
Genco Knight	29,000	BHP	February 2007
Genco Leader	Spot	Baumarine Panamax Pool	Not Applicable
Genco Vigour	29,000	BHP	December 2006
Genco Trader	Spot	Baumarine Panamax Pool	Not Applicable
Genco Success	23,850	KLC	January 2007
Genco Carrier	24,000	DBCN Corporation	December 2006
Genco Prosperity	23,000	DS Norden	March 2007
Genco Wisdom	24,000	HMMC	January 2007
Genco Marine	26,000(3)	NYK Europe	March 2007
Genco Glory	18,250	EDF Man Shipping	December 2006
Genco Muse	26,500(4)	Qatar Navigation QSC	September 2007
Genco Explorer	17,250	Lauritzen Bulkers	August 2006
Genco Pioneer	17,250	Lauritzen Bulkers	September 2006
Genco Progress	17,250(5)	Lauritzen Bulkers	September 2006
Genco Reliance	17,250	Lauritzen Bulkers	August 2006
Genco Sugar	17,250	Lauritzen Bulkers	August 2006

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

(3) The time charter rate is $26,000 until March 2006 and $18,000 thereafter. For purposes of revenue recognition, the charter contract is reflected on a straight-line basis in accordance with U.S. GAAP.

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

(5) The time charter rate was $21,560 through March 2005 and $17,250 thereafter. For purposes of revenue recognition, the charter contract is reflected on a straight-line basis in accordance with U.S. GAAP.

VOYAGE EXPENSES-

For the three months ended March 31, 2006 and 2005, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers as part of our vessels’ overall expenses, because all of our vessels were employed under time charters that require the charterer to bear all of those expenses.

For the three months ended March 31, 2006 and 2005, voyage expenses were $1.1and $0.9 million, respectively, and consisted primarily of brokerage commissions paid to unaffiliated parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $4.6 million from $2.0 million for the three months ended March 31, 2006 and 2005, respectively. This was mostly due to the expansion of our fleet to 17 vessels for the three months ended March 31, 2006 as compared to an average of 11 vessels in operation for the three months ended March 31, 2005.

For the three months ended March 31, 2006 and 2005, the average daily vessel operating expenses for our fleet were $2,980 and $2,042 per day, respectively. As the first quarter of 2005 was our initial period of operations for the majority of our fleet, we believe the three-month period ended March 31, 2006 is more reflective of our daily vessel operating expenses. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Based on management’s estimates and budgets provided by our technical manager, we expect our vessels to have daily vessel operating expenses during 2006 of:

Vessel Type	Average Daily Budgeted Amount
Panamax	$3,468
Handymax	3,101
Handysize	3,016

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for insurance, may also cause these expenses to increase.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the three months ended March 31, 2006 and 2005, general and administrative expenses were $2.4 and $0.3 million, respectively. The increased general and administrative expenses were due to the expansion of our fleet during 2005 and costs related to operating as a publicly-traded company. We expect general and administrative expenses to increase as a result of the expansion of our fleet and the costs associated with running a public company for a full twelve-month period, including the preparation of disclosure documents, legal and accounting costs, incremental director and officer liability insurance costs, incremental director and executive compensation, and costs related to compliance with the Sarbanes-Oxley Act of 2002.

MANAGEMENT FEES-

For the three months ended March 31, 2006 and 2005, management fees were $0.3 and $0.3 million, respectively. Technical management fees for the three months ended March 31, 2006 were paid to Wallem Shipmanagement at the rate of $6,800 per ship per month.

INCOME FROM DERIVATIVE INSTRUMENTS-

The Company, on March 24, 2006, entered into a forward interest rate swap agreement with a notional amount of $50 million and has a fixed interest rate on the notional amount of 5.075% from January 2, 2008 through January 2, 2013 (the “5.075% Swap”). Additionally, on March 29, 2006, the Company entered into a forward interest rate swap agreement with a notional amount of $50 million and has a fixed interest rate on the notional amount of 5.25% from January 2, 2007 through January 2, 2014 (the “5.25% Swap”).

The purpose of the 5.075% Swap and the 5.25% Swap is to manage future interest costs and the risk associated with changing interest rates. The gain or loss in the value of these swaps will be recognized as income from derivative instruments and listed as a component of other (expense) income until such time the Company has obligations which are designated against the swap. See Note 7- Long-term debt of the financial statements for further details.

For the three months ended March 31, 2006, income from derivative instruments was $0.5 million and is due solely to the gain in value of the 5.075% Swap and the 5.25% Swap. For the three months ended March 31, 2005, the Company had no derivative instruments in place.

DEPRECIATION AND AMORTIZATION-

For the three months ended March 31, 2006 and 2005, depreciation and amortization charges were $6.4 and $4.0 million, respectively, an increase of $2.4 million or 61%. The increase primarily was due to the growth in our fleet to 17 vessels for the three months ended March 31, 2006 as compared to an average of 11 vessels in operation for the three months ended March 31, 2005.

NET INTEREST EXPENSE-

Net interest expense, which is the difference between interest income and interest expense which are listed as components of other (expense) income, declined to $1.6 million from $2.5 million for the three months ended March 31, 2006 and 2005, respectively. Net interest expense consisted primarily of interest payments made under our Original Credit Facility for the 2005 period, our New Credit Facility for the 2006 period, and interest income as well as amortization of deferred financing costs related to our credit facilities. The decrease in net interest expense was a result of a lower interest margin and a lower debt outstanding under our New Credit Facility offset by higher interest rates during 2006.

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

We expect to use our operating cash flows and borrowings and to review debt and equity financing alternatives to fund any acquisitions and our dividend policy. We believe that our current cash balance as well as operating cash flows and available borrowings under our New Credit Facility will be sufficient to meet our liquidity needs for the next year.

Dividend Policy

Our dividend policy is to declare quarterly distributions to shareholders by each February, May, August and November, which commenced in November 2005, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our board of directors determines we should maintain. These reserves may cover, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital. On February 9, 2006, the Board of Directors declared a dividend related to the fourth quarter of 2005 of $0.60 per share, paid on March 10, 2006 to shareholders of record as of February 24, 2006. The aggregate amount of the dividend paid was $15.3 million, which the Company funded from cash on hand. However, in the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends. Additionally, on April 27, 2006, the Board of Directors declared a dividend of $0.60 per share, to be paid on or about May 26, 2006 to shareholders of record as of May 15, 2006.

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

Cash Flow

Net cash provided by operating activities for the three months ended March 31, 2006 and 2005, was $23.9 and $17.7 million, respectively. The increase primarily was due to higher net income in the quarter ended March 31, 2006 due the operation of a larger fleet. Net cash from operating activities for three months ended March 31, 2006 was primarily a result of recorded net income of $16.6 million, and depreciation and amortization charges of $6.4 million. For the three months ended March 31, 2005, net cash provided from operating activities was primarily a result of recorded net income of $11.4 million, and depreciation and amortization charges of $4.0 million.

During the quarter ended March 31, 2005, the Company acquired a large portion of its fleet and net cash used in investing activities declined to $0.6 million from $193.3 million for the three months ended March 31, 2006 and 2005, respectively, primarily for this reason. For the three months ended March 31 2006, the cash used in investing activities related primarily to the purchase of fixed assets associated with the Company’s office. For the three months ended March 31, 2005, the cash used in investing activities related solely to the acquisition of ten vessels.

Net cash (used in) provided by financing activities for the three months ended March 31, 2006 and 2005 was ($15.3) and $185.5 million, respectively. For the three months ended March 31 2006, net cash used by financing activities consisted primarily of payment of cash dividends of $15.3 million. For the three months ended March 31, 2005, the primary sources of net cash provided by financing activities were proceeds of $192.9 from the Original Credit Facility to fund vessel acquisitions.

New Credit Facility

The Company’s New Credit Facility is with a syndicate of commercial lenders consisting of Nordea Bank Finland Plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citigroup Global Markets Limited. The New Credit Facility has been used to refinance our indebtedness under our Original Credit Facility, and may be used in the future to acquire additional vessels and for working capital requirements. Under the terms of our New Credit Facility, borrowings in the amount of $106.2 million were used to repay indebtedness under our Original Credit Facility and additional net borrowings of $24.5 million were obtained to fund the acquisition of the Genco Muse. After these net borrowings $319.3 million remains available to fund future vessel acquisitions. The Company may borrow up to $20.0 million of the $319.3 million for working capital purposes.

Interest Rate Swap Agreements and Forward Freight Agreements

Effective September 14, 2005, the Company entered into an interest rate swap agreement with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The notional principal amount of the swap is $106.2 million and has a fixed interest rate on the notional amount of 4.485% through July 29, 2015 (the “4.485% Swap”). The swap's expiration date coincides with the expiration of the New Credit Facility on July 29, 2015. The differential to be paid or received for this swap agreement is recognized as an adjustment to interest expense as incurred. The change in value on this swap is reflected as a component of other comprehensive income (“OCI”).

The change in the value for the 5.075% Swap and the 5.25% Swap and the rate differential to be paid or received for these swap agreements is recognized as income from derivative instruments and is listed as a component of other (expense) income until such time the Company has obligations which are designated against the swaps.

For the swap agreements for which there is designated debt associated with it, the total interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95% in the first 5 years of the New Credit Facility and 1.0% in the last five years.

For the 4.485% Swap, the Company qualified for hedge accounting treatment and the Company has determined that this interest rate swap agreement continues to perfectly hedge the debt. Interest income pertaining to the 4.485% Swap for the three months ended March 31, 2006 and 2005 was $0.01 million and $0, respectively. As of March 31, 2006, the 5.25% Swap and the 5.075% Swap do not have any interest income or expense as the swaps are not effective until, January 2, 2007 and January 2, 2008, respectively. The rate differential on these two instruments will be reflected as income from derivative instruments and is listed as a component of other (expense) income once effective.

The fair values of the Swaps were $6.8 million and $2.3 million, respectively, as of March 31, 2006 and December 31, 2005. The increase in the value was due to higher LIBOR rates.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels. These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders. Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route. Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels. If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market. We have not entered into any FFAs as of March 31, 2006 and December 31, 2005.

Interest Rates

The effective interest rates, including the cost associated with the unused commitment fees and the rate differential on the 4.485% Swap, for the three months ended March 31, 2006 and 2005 were 6.39% and 3.91%, respectively. The interest on the debt, excluding the unused commitment fees ranged from 5.20% to 5.83% and from 3.69% to 4.25%, respectively, for the three months ended March 31, 2006 and 2005.

Contractual Obligations

The following table sets forth our future contractual obligations for the categories set forth below, including the effective fixed rate on the interest rate swap agreement that has designated debt associated with the swap. The interest and fees are also reflective of the New Credit Facility and the interest rate swap agreement.

	Total	Within One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Bank loans	$130,683	$-	$-	$-	$130,683
Interest and borrowing fees	$76,893	$6,398	$16,952	$16.980	$36,563
Office lease	$7,323	$202	$971	$982	$5,168

(1)	Represents the nine month period ending December 31, 2006.

Interest expense has been estimated using the fixed rate of 4.485% for the notional amount of the 4.485% Swap and 5.0% for the unhedged portion, plus the applicable bank margin of 0.95% in the first 5 years of the New Credit Facility and 1.0% in the last five years.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings. We estimate our drydocking costs for our fleet through 2007 to be:

Year	Estimated Drydocking Cost (U.S. dollars in millions)	Estimated Offhire Days

2006	$2.5	180
2007	2.8	160

The costs reflected depend upon the location where the drydockings are performed and reflect drydocking our vessels in China, except for one vessel we currently expect to drydock in Europe in 2006, and the Company estimates that each drydock will result in 20 days of offhire. Actual results may vary. We believe that the funding of these costs will be met with cash we generate from operations.

During the first quarter of 2006 we had one vessel, the Genco Trader in drydock. We expect one vessel to drydock in the second quarter, and an estimate an additional seven vessels drydock in the second half of 2006.

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

REVENUE AND VOYAGE EXPENSE RECOGNITION-

Revenues are generated from time charter agreements and pool agreements. A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. In time charters, operating costs such as for crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel, and port charges are paid by the charterer. There are certain other non-specified voyage expenses such as commissions which are borne by the Company. Time charter revenues are recorded over the term of the charter as service is provided. Revenues are recognized on a straight-line basis as the average revenue over the term of the respective time charter agreement. Vessel operating expenses are recognized when incurred.

In December 2005 and February 2006, the Genco Trader and Genco Leader, respectively, entered into the Baumarine Panamax Pool. Vessel pools, such as the Baumarine Panamax Pool, provide cost effective commercial management activities for a group of similar class vessels. The pool arrangement provides the benefits of a large-scale operation, and chartering efficiencies that might not be available to smaller fleets. Under the pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the charterer and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel. Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these two vessels is subject to the fluctuations of the spot market.

Our standard time charter contracts with our customers specify certain performance parameters, which if not met can result in customer claims. As of March 31, 2006 and December 31, 2005, the Company had a reserve of $0.4 million and $0.3 million, respectively, associated with estimated customer claims against the Company for time charter performance issues.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS-

The estimated fair values of the Company’s financial instruments such as amounts due from charterers, accounts payable and long term debt approximate their individual carrying amounts as of March 31, 2006 and December 31, 2005 due to their short-term maturity or the variable-rate nature of the respective borrowings.

The fair value of the interest rate swaps (used for purposes other than trading) is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the swap counterparty.

DERIVATIVE FINANCIAL INSTRUMENTS-

To manage its exposure to fluctuating interest rates, the Company uses interest rate swap agreements. Interest rate differentials to be paid or received under these agreements are accrued and recognized as an adjustment of interest expense related to the designated debt. The interest rate differential on the swaps that do not have designated debt associated with it will be reflected as income from derivative instruments and is listed as a component of other (expense) income. The fair value of the interest rate swap agreements and changes in fair value are recognized in the financial statements as non-current asset or liability.

Amounts receivable or payable arising at the settlement of interest rate swaps are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist.

INCOME TAXES-

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

Immediately following the initial public offering, the US 10% Owners beneficially owned less than 50% of our stock. If such owners were to continue to own less than 50% of our stock and there were no additional US 10% Owners during 2006, we would no longer be eligible to qualify for exemption from tax under Section 883 based on being a CFC. Instead, we could only qualify for exemption if we satisfy the publicly traded requirement of the Section 883 regulations. In order to meet the publicly traded requirements for 2006 and future years, our stock must be treated as being primarily and regularly traded on Nasdaq for more than half the days of any such year. Under the Section 883 regulations, our qualification for the publicly traded requirement may be jeopardized if shareholders of our common stock that own five percent or more of our stock own, in the aggregate, 50% or more of our common stock. As of March 31, 2006, we believe that such five percent or more shareholders are limited to Oaktree and Peter Georgiopoulos, our Chairman which own approximately 48.96% of our common stock through Fleet Acquisition, LLC. However if such shareholders were to increase their ownership in excess of 50% of our common stock for more than half the days of 2006, we would not be eligible to claim exemption from tax under Section 883. We can therefore give no assurance that changes and shifts in the ownership of our stock by five percent or more shareholders will permit us to qualify for exemption from tax in 2006 or in future years.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE MARKET RISK

Interest rate risk

The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to its borrowings. The Company held three interest rate risk management instruments at March 31, 2006 and one at December 31, 2005, in order to manage future interest costs and the risk associated with changing interest rates.

 Effective September 14, 2005, the Company entered into the 4.485% Swap, on March 24, 2006, the 5.075% Swap and on March 29, 2006, the 5.25% Swap, collectively the (the “Swaps”). The Swaps manage interest costs and the risk associated with changing interest rates.

For the swap agreements for which there is designated debt associated with it, the total interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95% in the first 5 years of the New Credit Facility and 1.0% in the last five years.

The asset associated with the Swaps at March 31, 2006 and December 31, 2005 is $6.8 and $2.3 million, respectively, and is presented as the fair value of derivatives on the balance sheet. As of March 31, 2006 and December 31, 2005, the Company has other OCI of $4.0 and $2.3 million, respectively, related to the 4.485% Swap. The 5.075% Swap and the 5.25% Swap, combined, resulted in income from derivative instruments of $0.5 million for the three months ended March 31, 2006, due to the increase in the value of these instruments.

Derivative financial instruments

To manage its exposure to fluctuating interest rates, the Company uses interest rate swap agreements. Interest rate differentials to be paid or received under these agreements are accrued and recognized as an adjustment of interest expense related to the designated debt. The interest rate differential on the swaps that do not have designated debt associated with it will be reflected as income from derivative instruments and is listed as a component of other (expense) income. The fair value of the interest rate swap agreements and changes in fair value are recognized in the financial statements as non-current asset or liability.

Amounts receivable or payable arising at the settlement of interest rate swaps are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist.

The expiration date of the 4.485% Swap coincides with the expiration of the New Credit Facility on July 29, 2015. The differential to be paid or received for this swap agreement is recognized as an adjustment to interest expense as incurred. The change in value on this swap is reflected as a component of other comprehensive income (“OCI”).

The change in the value for the 5.075% Swap and the 5.25% Swap and the rate differential to be paid or received for these swap agreements is recognized as income from derivative instruments and is listed as a component of other (expense) income until such time the Company has obligations which are designated against the swaps.

For the swap agreements for which there is designated debt associated with it, the total interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95% in the first 5 years of the New Credit Facility and 1.0% in the last five years.

For the 4.485% Swap, the Company qualified for hedge accounting treatment and the Company has determined that this interest rate swap agreement, which initially hedged the corresponding debt, continues to perfectly hedge the debt. Interest income pertaining to the 4.485% Swap for the three months ended March 31, 2006 and 2005 was $0.01 million and $0, respectively. As of March 31, 2006, the 5.25% Swap and 5.075% Swap do not have any interest income or expense as the swaps are not effective until, January 2, 2007 and January 2, 2008, respectively. The rate differential on these two instruments will be reflected as income from derivative instruments and listed as a component of other (expense) income once effective.

The fair value of the derivative instruments were $6.8 million and $2.3 million, respectively as of March 31, 2006 and December 31, 2005.

We are subject to market risks relating to changes in interest rates because we have significant amounts of floating rate debt outstanding. We paid interest on this debt based on LIBOR plus an average spread of 1.35% on our Original Credit Facility in the three months ended March 31, 2005. For the three months ended March 31, 2006, we paid LIBOR plus 0.95% for the debt in excess of the swap notional amount on the New Credit Facility, and on the interest rate swap, an effective rate of 4.485% plus a margin of 0.95% on the notional amount of $106.2 million. A 1% increase in LIBOR would result in an increase of $0.06 million in interest expense for the three months ended March 31, 2006 considering the increase would be only on the unhedged portion of the debt.

Currency and exchange rates risk

The international shipping industry’s functional currency is the U.S. Dollar. Virtually all of our revenues and most of our operating costs are in U.S. Dollars. We incur certain operating expense in currencies other than the U.S. dollar, and the foreign exchange risk associated with these operating expenses is immaterial.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 as of the end of the period covered by this Report. Based upon that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them at a reasonable assurance level to material information required to be included in our periodic Securities and Exchange Commission filings

PART II:   OTHER INFORMATION

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

Item 6. Exhibits

Exhibit	Document
3.1	Amended and Restated Articles of Incorporation of the Company as adopted July 5, 2005 (incorporated by reference to Exhibit 3.1 to report on Form S-1/A dated July 6, 2005).
3.2	Amended and Restated Bylaws of the Company as adopted April 4, 2006 (incorporated by reference to Exhibit 3.2 to report on Form 8-K dated April 4, 2006).
3.3	Articles of Amendment of Articles of Incorporation of the Company as adopted July 21, 2005 (incorporated by reference to Exhibit 3.2 to report on Form S-1/A dated July 21, 2005).
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*) Filed with this Report.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                      GENCO SHIPPING & TRADING LIMITED

DATE: May 11, 2006	By: /s/ ROBERT GERALD BUCHANAN Robert Gerald Buchanan President (Principal Executive Officer)
DATE: May 11, 2006	By: /s/ JOHN C. WOBENSMITH John C. Wobensmith Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document

3.1	Amended and Restated Articles of Incorporation of the Company as adopted July 5, 2005 (incorporated by reference to Exhibit 3.1 to report on Form S-1/A dated July 6, 2005).
3.2	Amended and Restated Bylaws of the Company as adopted April 4, 2006 (incorporated by reference to Exhibit 3.2 to report on Form 8-K dated April 4, 2006).
3.3	Articles of Amendment of Articles of Incorporation of the Company as adopted July 21, 2005 (incorporated by reference to Exhibit 3.2 to report on Form S-1/A dated July 21, 2005).
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*) Filed with this Report.

 (Remainder of page left intentionally blank)