Form 10-Q
period 2006-06-30
GENCO SHIPPING & TRADING LTD
filed 2006-08-11
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes    X       No

Indicate by checkmark whether registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ____  Accelerated Filer ____ Non-Accelerated Filer X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No X

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2006:
Common stock, $0.01 per share 25,434,212 shares.

Genco Shipping & Trading Limited

Form 10-Q for the three and six months ended June 30, 2006 and 2005

                                                                                                Page

PART I FINANCIAL INFORMATION

Item 1.   Financial Statements

a)	Consolidated Balance Sheets- June 30, 2006 and December 31, 2005 3

b)	Consolidated Statements of Operations- For the three and six months ended June 30, 2006 and 2005 4

c)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income- For the six months ended June 30, 2006 and 2005 5

d)	Consolidated Statements of Cash Flows- For the six months ended June 30, 2006 and 2005 6

e)	Notes to Consolidated Financial Statements For the three and six months ended June 30, 2006 and 2005 7

Item	2. Management’s Discussion and Analysis of
               Financial Position and Results of Operations                                                                21

Item	3. Quantitative and Qualitative Disclosures about Market Risk 39

Item	4. Control and Procedures 40

PART II  OTHER INFORMATION

Item	1. Legal Proceedings 40

Item	1A. Risk Factors 41

Item	2. Unregistered Sales of Equity Securities and Use of Proceeds 41

Item	3. Defaults Upon Senior Securities 41

Item	4. Submission of Matters to a Vote of Security Holders 41

Item	5. Other Information 42

Item	6. Exhibits 43

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited
Consolidated Balance Sheets as of June 30, 2006
And December 31, 2005
(U.S. Dollars in thousands)
	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,962	$46,912
Due from charterers	561	219
Prepaid expenses and other current assets	3,788	2,574

Total current assets	64,311	49,705

Noncurrent assets:
Vessels, net of accumulated depreciation of $35,405 and $22,659, respectively	417,581	430,287
Deferred drydock, net of accumulated amortization of $113 and $35, respectively	1,085	152
Other assets, net of accumulated amortization of $276 and $126, respectively	4,935	5,967
Fixed assets, net of accumulated depreciation and amortization of $183 and $49, respectively	1,945	1,522
Fair value of derivative instruments	11,106	2,325
Total noncurrent assets	436,652	440,253

Total assets	$500,963	$489,958

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,891	$5,978

Total current liabilities	5,891	5,978

Noncurrent liabilities:
Deferred revenue	4,256	4,576
Deferred rent credit	713	479
Long term debt	130,683	130,683
Total noncurrent liabilities	135,652	135,738

Total liabilities	141,543	141,716

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and
outstanding 25,434,212 shares at June 30, 2006 and December 31, 2005	254	254
Paid in capital	306,516	305,500
Accumulated other comprehensive income	8,908	2,325
Retained earnings	43,742	40,163

Total shareholders’ equity	359,420	348,242

Total liabilities and shareholders’ equity	$500,963	$489,958

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2006 and 2005
(U.S. Dollars in Thousands, Except Earnings per Share)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$32,303	$30,950	$64,875	$52,349

Operating expenses:
Voyage expenses	1,060	1,020	2,164	1,910
Vessel operating expenses	4,706	3,417	9,265	5,432
General and administrative expenses	2,304	933	4,753	1,193
Management fees	347	478	694	809
Depreciation and amortization	6,540	5,670	12,957	9,651

Total operating expenses	14,957	11,518	29,833	18,995

Operating income	17,346	19,432	35,042	33,354

Other income (expense):
Income from derivative instruments	1,721	-	2,197	-
Interest income	684	183	1,253	266
Interest expense	(2,229)	(3,998)	(4,392)	(6,618)

Other income (expense)	176	(3,815)	(942)	(6,352)

Net income	$17,522	$15,617	$34,100	$27,002

Earnings per share-basic	$0.69	$1.16	$1.35	$2.00
Earnings per share-diluted	$0.69	$1.16	$1.35	$2.00
Weighted average common shares outstanding-basic	25,263,481	13,500,000	25,261,750	13,500,000
Weighted average common shares outstanding-diluted	25,337,024	13,500,000	25,320,826	13,500,000

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Unaudited)
For the Six Months Ended June 30, 2006
(U.S. Dollars in Thousands)

	Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance - January 1, 2006	$254	$305,500	$40,163	$2,325		$348,242

Net income			34,100		$34,100	34,100

Unrealized derivative gains from cash flow hedge				6,583	6,583	6,583

Comprehensive income					$40,683

Cash dividends paid			(30,521)			(30,521)

Restricted stock amortization		1,016				1,016

Balance - June 30, 2006	$254	$306,516	$43,742	$8,908		$359,420

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2006 and 2005
(U.S. Dollars in Thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income	$34,100	$27,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,957	9,651
Amortization of deferred financing costs	150	413
Amortization of value of time charter acquired	917	-
Unrealized gain on derivative instruments	(2,197)	-
Amortization of restricted stock compensation expense	1,016	-
Change in assets and liabilities:
(Increase) decrease in due from charterers	(341)	621
(Increase) decrease in prepaid expenses and other current assets	(1,214)	(2,252)
Increase in accounts payable and accrued expenses	337	1,001
(Decrease) increase in deferred revenue	(321)	2,221
Increase in deferred rent credit	233	-
Deferred drydock costs incurred	(1,011)	(187)

Net cash provided by operating activities	44,626	38,470

Cash flows from investing activities:
Purchase of vessels, net of deposits	(40)	(232,479)
Purchase of other fixed assets	(980)	-

Net cash used in investing activities	(1,020)	(232,479)

Cash flows from financing activities:
Cash dividends paid	(30,521)	-
Proceeds from credit facilities	-	231,234
Repayments on credit facilies	-	(20,625)
Deferred registration costs	-	(103)
Capital contributions from shareholder	-	2,705
Payment of deferred financing costs	(35)	(411)

Net cash (used in) provided by financing activities	(30,556)	212,800

Net increase in cash	13,050	18,791

Cash at beginning of period	46,912	7,431

Cash at end of period	$59,962	$26,222

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,157	$5,003

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
(U.S. Dollars in Thousands Except Per Share Data)

Notes to Consolidated Financial Statements for the Three and Six Months Ended June 30, 2006 and 2005(unaudited)

1 - GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its wholly owned subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T was incorporated on September 27, 2004 under the laws of the Marshall Islands and is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC, and the 20 ship-owning subsidiaries as set forth below.

The Company began operations on December 6, 2004 with the delivery of its first vessel. The Company agreed to acquire a fleet of 16 drybulk carriers from an unaffiliated third party on November 19, 2004. As of June 7, 2005, the Company had taken delivery of all of these vessels. The purchase price of the initial 16 vessels aggregated to approximately $421,900, which was funded from initial capital contributions of $75,172 in conjunction with GS&T’s issuance of common stock to Fleet Acquisition LLC, and from borrowings under the Company’s Original Credit Facility, and from the Company’s cash flows from operations.

Additionally, on October 14, 2005 the Company acquired the Genco Muse with an existing time charter for $34,450, which was funded entirely by the Company’s New Credit Facility. The portion of the purchase price attributable to the vessel was $30,958 (see Note 4). Lastly, the Company has agreed to acquire vessels to be renamed the Genco Acheron, the Genco Commander, and the Genco Surprise, which are expected to be delivered between August and November 2006 (See Subsequent Events - Note 18). Below is the list of the Company’s wholly owned subsidiaries as of June 30, 2006:

Wholly Owned Subsidiaries	Vessels	dwt	Date Delivered	Year Built

Genco Reliance Limited	Genco Reliance	29,952	12/6/04	1999
Genco Glory Limited	Genco Glory	41,061	12/8/04	1984
Genco Vigour Limited	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05	1997
Genco Trader Limited	Genco Trader	69,338	6/7/05	1990
Genco Muse Limited	Genco Muse	48,913	10/14/05	2001
Genco Acheron Limited	Genco Acheron	72,495	To be determined	1999
Genco Surprise Limited	Genco Surprise	72,495	To be determined	1998
Genco Commander Limited	Genco Commander	45,518	To be determined	1994

On July 22, 2005, the Company completed its initial public offering of 11,760,000 shares at $21 per share resulting in gross proceeds of $246,960. After underwriting commissions and other offering expenses, net proceeds to the Company were $230,305.

Prior to its initial public offering, the Company was 100% owned by Fleet Acquisition LLC, a limited liability company organized on November 3, 2004 under the laws of the Marshall Islands. Fleet Acquisition LLC was owned 66.53% by OCM Principal Opportunities III Fund, L.P. and OCM Principal Opportunities Fund IIIA, L.P., collectively, (“Oaktree”) of which Oaktree Management LLC is the General Partner, 26.63% by Peter Georgiopoulos, and 6.84% by others. As of December 31, 2005, Fleet Acquisition LLC maintained a 53.08% ownership in the Company. On April 14, 2006, Fleet Acquisition LLC distributed 1,050,210 shares to certain of its members, all of whom except Peter Georgiopoulos ceased to be members upon such distribution. The remaining 12,449,790 shares of the Company stock owned by Fleet Acquisition LLC continue to be held by Oaktree and by Peter Georgiopoulos, our chairman. Of Fleet Acquisition LLC’s remaining equity holders, Oaktree owns approximately 71.4% of its equity and Mr. Georgiopoulos owns approximately 28.6% of its equity. As a result of this share distribution, Oaktree and Peter Georgiopoulos own approximately 48.96% of the Company through Fleet Acquisition, LLC at June 30, 2006.

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

Included in the standard time charter contracts with our customers, are certain performance parameters, which if not met can result in customer claims. As of June 30, 2006 and December 31, 2005, the Company had a reserve of $558 and $316, respectively, associated with estimated customer claims against the Company for time charter performance issues.

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

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight ton (lwt). At June 30, 2006 and December 31, 2005, the Company estimated the residual value of vessels to be $175/lwt.

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
Computer equipment                4 years

Deferred drydocking costs

The Company’s vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. The Company capitalizes the costs associated with the drydockings as they occur and amortize these costs on a straight-line basis over the period between drydockings. Costs capitalized as part of a vessel’s drydocking include actual costs incurred at the drydocking yard; cost of parts that are reasonably made in anticipation of reducing the duration or cost of the drydocking; cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking.

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

For three and six months ended June 30, 2006 and 2005, no impairment charges were recorded, based on the analysis described above.

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

Immediately following the initial public offering, the US 10% Owners beneficially owned less than 50% of our stock. If such owners were to continue to own less than 50% of our stock and there were no additional US 10% Owners during 2006, we would no longer be eligible to qualify for exemption from tax under Section 883 based on being a CFC. Instead, we could only qualify for exemption if we satisfy the publicly traded requirement of the Section 883 regulations. In order to meet the publicly traded requirements for 2006 and future years, our stock must be treated as being primarily and regularly traded on Nasdaq for more than half the days of any such year. Under the Section 883 regulations, our qualification for the publicly traded requirement may be jeopardized if shareholders of our common stock that own five percent or more of our stock own, in the aggregate, 50% or more of our common stock. As of June 30, 2006, we believe that such five percent or more shareholders are limited to Oaktree and Peter Georgiopoulos, our Chairman which own approximately 48.96% of our common stock through Fleet Acquisition, LLC. However if such shareholders were to increase their ownership in excess of 50% of our common stock for more than half the days of 2006, we would not be eligible to claim exemption from tax under Section 883. We can therefore give no assurance that changes and shifts in the ownership of our stock by five percent or more shareholders will permit us to qualify for exemption from tax in 2006 or in future years.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. Although the Company earned 100% of revenues from eleven and ten customers, for the three months ended June 30, 2006 and 2005, respectively, and 100% of revenues from eleven and ten customers, for the six months ended June 30, 2006 and 2005, respectively, management does not believe significant risk exists in connection with the Company’s concentrations of credit at June 30, 2006 and December 31, 2005.

For the three months ended June 30, 2006 and 2005, there are two and three customers respectively, which individually account for more than 10% of revenue for the respective period. For the six months ended June 30, 2006 and 2005, there are two and three customers respectively, which individually account for more than 10% of revenue for the respective period.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments such as amounts due from charterers, accounts payable and long term debt approximate their individual carrying amounts as of June 30, 2006 and December 31, 2005 due to their short-term maturity or the variable-rate nature of the respective borrowings.

The fair value of the interest rate swaps (used for purposes other than trading) is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the swaps’ counterparty.

Interest rate risk management

The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to its borrowings. The Company held three interest rate risk management instruments at June 30, 2006 and one at December 31, 2005, in order to manage future interest costs and the risk associated with changing interest rates.

For the swap that is effectively hedged the differential to be paid or received for this swap agreement is recognized as an adjustment to interest expense as incurred. The change in value on this swap is reflected as a component of other comprehensive income (“OCI”).

For the forward interest rate swaps, the change in the value for these swaps and the rate differential to be paid or received for these swaps is recognized as income from derivative instruments and is listed as a component of other income (expense) until such time the Company has obligations which are designated against the swap.

Derivative financial instruments

To manage its exposure to fluctuating interest rates, the Company uses interest rate swap agreements. Interest rate differentials to be paid or received under these agreements are accrued and recognized as an adjustment of interest expense related to the designated debt. The interest rate differential on the swaps that do not have designated debt associated with them will be reflected as income from derivative instruments and is listed as a component of other income (expense). The fair value of the interest rate swap agreements and changes in fair value are recognized in the financial statements as non-current asset or liability.

Amounts receivable or payable arising at the settlement of interest rate swaps are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist.

3 - CASH FLOW INFORMATION

The Company entered into the 4.485% Swap during 2005 and the 5.075% Swap and 5.25% Swap during March 2006, collectively (the “Swaps”). The Swaps are described and discussed in Note 7. The Swaps have a fair value of $11,106 and $2,325 as of June 30, 2006 and December 31, 2005, respectively.

The Company granted restricted stock to its employees and directors in 2005. The fair value of such restricted stock was $2,940 on the grant dates and was recorded in equity as part of paid in capital.

4 - VESSEL ACQUISITION

On October 14, 2005, the Company took delivery of the Genco Muse, a 48,913 dwt Handymax drybulk carrier and the results of its operations is included in the consolidated results of the Company after that date. The vessel is a 2001 Japanese-built vessel. The total purchase price of the vessel was $34,450. The purchase price included the assumption of an existing time charter with Qatar Navigation QSC at a rate of $26.5 per day. Due to the above market rate of the existing time charter, the Company has capitalized $3,492 of the purchase price as an asset which is being amortized as a reduction of voyage revenues through September 2007 (the remaining term of the charter). For the three months ended June, 2006 and 2005, $461 and $0, respectively was amortized, and for the six months ended June, 2006 and 2005, $917 and $0 was amortized. At June 30, 2006 and December 31, 2005 $2,176 and $3,094, respectively, remains unamortized.

The purchase of the Genco Muse is consistent with the Company's strategy of selectively expanding the number of high-quality vessels in the fleet.

In July 2006, the Company agreed to purchase three additional vessels (See Subsequent Events - Note 18)

5 - EARNINGS PER COMMON SHARE

The computation of basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings (loss) per share assumes the vesting of granted restricted stock awards (see Note 16), for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the three and six months ended June 30, 2006, the restricted stock grants are dilutive. For the three and six months ended June 30, 2005 there were no restricted shares granted.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	25,263,481	13,500,000	25,261,750	13,500,000

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	25,263,481	13,500,000	25,261,750	13,500,000

Weighted average restricted stock awards	73,543	-	59,076	-

Weighted average common shares outstanding, diluted	25,337,024	13,500,000	25,320,826	13,500,000

6 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

In June 2006, the Company made an employee performing internal audit services available to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board, Chief Executive Officer and President, and Stephen A. Kaplan also serves as a director. For the six months ended June 30, 2006, the Company invoiced $7 to GMC for such internal audit services. In 2005, no such arrangement was in place. In April 2005, the Company began renting office space in a building leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman of the Board. There was no lease agreement between the Company and GenMar Realty LLC. The Company paid an occupancy fee on a month-to-month basis in the amount of $55. For the six months ended June 30, 2005, the Company incurred $110. This lease was terminated at December 31, 2005, and there is no such arrangement in place for 2006. At June 30, 2006, the amount due the Company from GMC is $7. No amounts were owed on December 31, 2005.

During the six months ended June 30, 2006 and 2005, the Company incurred travel-related and miscellaneous expenditures totaling $139 and $0, respectively. These travel-related expenditures are reimbursable to GMC or its service provider. Approximately $49 of these travel expenditures were paid from the gross proceeds received from the initial public offering and as such were included in the determination of net proceeds.

During the six months ended June 30, 2006 and 2005, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $27 and $120, respectively, from Constantine Georgiopoulos, father of Peter C. Georgiopoulos, Chairman of the Board. At June 30, 2006 and December 31, 2005, $27 were outstanding to Constantine Georgiopoulos.

7 - LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2006	December 31, 2005

Revolver, New Credit Facility	$130,683	$130,683
Less: Current portion of revolver	-	-

Long-term debt	$130,683	$130,683

New credit facility

The Company entered into the New Credit Facility as of July 29, 2005. The New Credit Facility is with a syndicate of commercial lenders consisting of Nordea Bank Finland Plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citigroup Global Markets Limited. The New Credit Facility has been used to refinance our indebtedness under the Company's Original Credit Facility, and may be used in the future to acquire additional vessels and for working capital requirements. Under the terms of the New Credit Facility, borrowings in the amount of $106,233 were used to repay indebtedness under the Original Credit Facility, and additional net borrowings of $24,450 were obtained to fund the acquisition of the Genco Muse. After these net borrowings $319,317 remains available to fund future vessel acquisitions as of June 30, 2006. As noted in Subsequent Events - Note 18 the Company increased the line of credit by $100,000 and in July 2006 borrowed $8,125 for deposits on the newly acquired vessels. The amount available on the credit facility after considering the increase in the credit facility and deposit made on the vessels is $411,192. The Company may borrow up to $20,000 of the available credit facility for working capital purposes.

The New Credit Facility has a term of ten years maturing on July 29, 2015. The facility permits borrowings up to 65% of the fair value of the vessels that secure the obligations under the New Credit Facility up to the facility limit, provided that conditions to drawdown are satisfied. Certain of these conditions require the Company, among other things, to provide to the lenders acceptable valuations of the vessels in our fleet confirming that the aggregate amount outstanding under the facility (determined on a pro forma basis giving effect to the amount proposed to be drawn down) will not exceed 65% of the value of the vessels pledged as collateral. At June 30, 2006, the New Credit Facility limit is $450,000 for a period of six years. Thereafter, the facility limit is reduced by an amount equal to 8.125% of the total $450,000 commitment, semi-annually over a period of four years and is reduced to $0 on the tenth anniversary. Effective July 10, 2006, the line of credit was increased to $550,000 with all other material terms of the facility remaining unchanged.

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

Interest on the amounts drawn is payable at the rate of 0.95% per annum over LIBOR until the fifth anniversary of the closing of the New Credit Facility and 1.00% per annum over LIBOR thereafter. The Company is also obligated to pay a commitment fee equal to 0.375% per annum on any undrawn amounts available under the facility. On July 29, 2005, the Company paid an arrangement fee to the lenders of $2,700 on the original commitment of $450,000 and an additional $600 for the $100,000 commitment increase which equates to 0.6% of the total commitment of $550,000 as of July 12, 2006. These arrangement fees along with other costs have been capitalized as deferred financing costs.

Under the terms of the New Credit Facility, the Company is permitted to pay or declare dividends in accordance with its dividend policy so long as no default or event of default has occurred and is continuing or would result from such declaration or payment.

The New Credit Facility has certain financial covenants that require among other things to ensure that the fair market value of the collateral vessels maintains a certain multiple as compared to the outstanding indebtedness; maintain a certain ratio of total indebtedness to total capitalization; maintain a certain ratio of earnings before interest, taxes, depreciation and amortization to interest expense; maintain a net worth of approximately $263 million; and maintain working capital liquidity in an amount of not less than $500 per vessel securing the borrowings. Additionally there are certain non-financial covenants that require among other things to provide the lender with certain legal documentation such as the mortgage on a newly acquired vessel using funds from the New

Credit Facility, and other periodic communications with the lender that include certain compliance certificates at the time of borrowing and on a quarterly basis. For the period since facility inception through June 30, 2006, the Company has been in compliance with these covenants.

The New Credit Facility permits the issuance of letters of credit up to a maximum amount of $50,000. The conditions under which the letter of credit amounts can be issued are substantially the same as the conditions for borrowing funds under the facility. Each letter of credit must terminate within twelve months, but can be extended for successive periods also not exceeding twelve months. The Company pays a fee of 1/8 of 1% per annum on the amount of letters of credit outstanding. At June 30, 2006 and December 31, 2005, there were no letters of credit issued under the New Credit Facility.

The following table sets forth our maturity dates of the revolver as of June 30, 2006:

Period Ending December 31,	Total

2006 (July 1, 2006 - December 31, 2006).....................................................................................................................................................................................................	$-
2007...	-
2008...	-
2009...	-
2010...	-
Thereafter...	130,683

$130,683

Letter of credit

In conjunction with the Company entering into a new long-term office space lease (See Note 14 - Lease Payments), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit. As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank in the amount of $650 at a fee of 1% per annum. The letter of credit is reduced to $520 on August 1, 2007 and is cancelable on each renewal date provided the landlord is given 150 days minimum notice.

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

The Company's entry into the New Credit Facility in July 2005 resulted in a write-off to interest expense of $4,103 of unamortized deferred financing costs associated with the Original Credit Facility, in the third quarter of 2005.

Interest rate swap agreements

 Effective September 14, 2005, the Company entered into an interest rate swap agreement with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The notional principal amount of the swap is $106,233 and has a fixed interest rate on the notional amount of 4.485% through July 29, 2015 (the “4.485% Swap”). The swap's expiration date coincides with the expiration of the New Credit Facility on July 29, 2015. The differential to be paid or received for this swap agreement is recognized as an adjustment to interest expense as incurred. The 4.485% Swap is effectively hedged against our current debt and therefore the change in value on this swap is reflected as a component of other comprehensive income (“OCI”).

Interest income pertaining to this interest rate swap for the three months ended June 30, 2006 and 2005 was $135 and $0, respectively. Interest income pertaining to this interest rate swap for the six months ended June 30, 2006 and 2005 was $146 and $0, respectively.

The Company, on March 24, 2006, entered into a forward interest rate swap agreement with a notional amount of $50,000,and has a fixed interest rate on the notional amount of 5.075% from January 2, 2008 through January 2, 2013 (the “5.075% Swap”) The change in the value of this swap and the rate differential to be paid or received for this swap agreement is recognized as income from derivative instruments and is listed as a component of other income (expense) until such time the Company has obligations which are designated against the swap.

The Company, on March 29, 2006, entered into a forward interest rate swap agreement with a notional amount of $50,000 and has a fixed interest rate on the notional amount of 5.25% from January 2, 2007 through January 2, 2014 (the“5.25% Swap”). The change in the value of this swap and the rate differential to be paid or received for this swap agreement is recognized as income from derivative instruments and is listed as a component of other income (expense) until such time the Company has obligations which are designated against the swap. Effective July 2006, the Company has designated $32,575 of debt against the 5.25% Swap and will utilize hedge accounting.

For the swap agreements for which there is designated debt associated with it, the total interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95% in the first 5 years of the New Credit Facility and 1.0% in the last five years.

The 5.075% Swap and the 5.25% Swap do not have any interest income or expense as the swaps are not effective until January 2, 2008 and January 2, 2007, respectively. The rate differential on these two instruments will be reflected as income from derivative instruments and is listed as a component of other income (expense) once effective.

The asset associated with all the swaps at June 30, 2006 and December 31, 2005 is $11,106 and $2,325, respectively, and is presented as the fair value of derivatives on the balance sheet. As of June 30, 2006 and December 31, 2005, the Company has accumulated OCI of $8,908 and $2,325, respectively, related to the 4.485% Swap. The 5.075% Swap and 5.25% Swap, combined, resulted in income from derivative instruments of $1,721 and $2,197, respectively for the three and six months ended June 30, 2006, due to the increase in the value of these instruments.

Interest rates

The effective interest rates, including the cost associated with unused commitment fees, and the rate differential on the 4.485% Swap, for the three months ended June 30, 2006 and 2005, were 6.52% and 4.48%, respectively. The interest rates on the debt, excluding the unused commitment fess ranged from 5.64% to 6.33% and from 4.13% to 4.56% for the three months ended June 30, 2006 and 2005, respectively.

The effective interest rates, including the cost associated with unused commitment fees, and the rate differential on the 4.485% Swap, for the six months ended June 30, 2006 and 2005, were 6.46% and 4.38%, respectively. The interest rates on the debt, excluding the unused commitment fess ranged from 5.20% to 6.33% and from 3.69% to 4.56% for the six months ended June 30, 2006 and 2005, respectively.

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$59,962	$59,962	$46,912	$46,912
Floating rate debt	130,683	130,683	130,683	130,683
Derivative instruments - net asset position	11,106	11,106	2,325	2,325

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

9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2006	December 31, 2005
Lubricant inventory and other stores	$1,124	$1,019
Prepaid items	1,678	809
Other	986	746
Total	$3,788	$2,574

10 - OTHER ASSETS, NET

Other assets consist of the following:

(i) Deferred financing costs which include fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized over the life of the related debt, which is included in interest expense. In July 2005, the Company entered into the New Credit Facility, which resulted in a write-off of $4,103, in the third quarter of 2005, of unamortized deferred financing costs associated with the Original Credit Facility. The Company has incurred additional deferred financing costs of $3,034 on the New Credit Facility. Accumulated amortization of deferred financing costs as of June 30, 2006 and December 31, 2005 was $276 and $126, respectively.

(ii) Value of time charter acquired which represents the value assigned to the time charter acquired with the Genco Muse in October 2005. The value assigned to the time charter was $3,492. This intangible asset is amortized as a component of revenue over the minimum life of the time charter. The amount amortized for this intangible asset was $461 and $0, respectively for the three months ended June 30, 2006 and 2005, and $917 and $0, respectively for the six months ended June 30, 2006 and 2005.. At June 30, 2006 and December 31, 2005, $2,176 and $3,094, respectively, remains unamortized.

11 - FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2006	December 31, 2005
Fixed assets:
Vessel equipment	$501	$69
Leasehold improvements	1,142	1,146
Furniture and fixtures	209	96
Computer equipment	276	260
Total cost	2,128	1,571
Less: accumulated depreciation and amortization	183	49
Total	$1,945	$1,522

12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2006	December 31, 2005
Accounts payable	$856	$1,018
Accrued general and administrative	2,521	2,701
Accrued vessel operating expenses	2,514	2,259

Total	$5,891	$5,978

13 - REVENUE FROM TIME CHARTERS

Total revenue earned on time charters for the three months ended June 30, 2006 and 2005 was $32,303 and $30,950, respectively, and for the six months ended June 30, 2006 and 2005 was $64,875 and $52,349, respectively. Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of June 30, 2006 is expected to be $57,478 for the balance of 2006 and $24,635 during 2007, assuming no off-hire time is incurred.

14 - LEASE PAYMENTS

In September 2005, the Company entered into a 15-year lease for office space in New York, New York. The monthly rental is as follows: Free rent from September 1, 2005 to July 31, 2006, $40 per month from August 1, 2006 to August 31, 2010, $43 per month from September 1, 2010 to August 31, 2015, and $46 per month from September 1, 2015 to August 31, 2020. The Company obtained a tenant work credit of $324. The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39. As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company has a deferred rent credit at June 30, 2006 and December 31, 2005 $713 and $479, respectively. The Company has the option to extend the lease for a period of 5 years from September 1, 2020 to August 31, 2025. The rent for the renewal period will be based on prevailing market rate for the six months prior to the commencement date of the extension term.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $202 for 2006, $486 per year for 2007 through 2009, $496 for 2010 and $5,168 thereafter.

15 - SAVINGS PLAN

In August 2005, the Company established a 401(k) Plan (the “Plan”) which is available to full-time employees who meet the Plan’s eligibility requirements. This Plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis. The matching contribution vests immediately. For three months ended June 30, 2006 and 2005, the Company’s matching contribution to the Plan was $17 and $0, respectively, and for the six months ended June 30, 2006 and 2005, the Company’s matching contribution to the Plan was $51 and $0, respectively.

16- STOCK AWARDS

On July 12, 2005, the Company’s Board of Directors approved the Genco Shipping and Trading Limited 2005 Equity Incentive Plan (the “Plan”). Under this plan the Company’s compensation committee, another designated committee of the board of directors or the board of directors, may grant a variety of stock-based incentive awards to employees, directors and consultants whom the compensation committee (or other committee or the board of directors) believes are key to the Company’s success. The compensation committee may award incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, unrestricted stock and performance shares. The aggregate number of shares of common stock available for award under the Plan is 2,000,000 shares.

On October 31, 2005, the Company made grants of restricted common stock under its equity incentive plan in the amount of 111,412 shares to the executive officers and employees and 7,200 shares to directors of the Company. The executive and employee grants vest ratably on each of the four anniversaries of the date of the Company’s initial public offering (July 22, 2005). Grants to the directors vest in full on the earliest of the first anniversary of the grant date, the date of the next annual shareholders meeting of the Company, which occurred on May 18, 2006, and the first anniversary of the Company’s initial public offering. Upon grant of the restricted stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $1,949, was recorded as a component of paid in capital in shareholders’ equity. The unamortized portion of this award at June 30, 2006 and December 31, 2005 was $956 and $1,689, respectively. Amortization of this charge, which is included in general and administrative expenses was $355 and $0, for the three months ended June 30, 2006 and 2005, respectively, and $733 and $0, for the six months ended June 30, 2006 and 2005, respectively. The remaining expense for the years ended 2006, 2007, 2008 and 2009 will be $299, $394, $200, and $64, respectively.

On December 21, 2005, the Company made grants of restricted common stock under its equity incentive plan in the amount of 55,600 shares to the executive officers and employees of the Company. These grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2006. Upon grant of the restricted stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $991, was recorded as a component of paid in capital in shareholders’ equity. The unamortized portion of this award at June 30, 2006 and December 31, 2005 was $691 and $974, respectively. Amortization of this charge, which is included in general and administrative expenses was $142 and $0, for the three months ended June 30, 2006 and 2005, respectively, and $283 and $0, for the six months ended June 30, 2006 and 2005, respectively. The remaining expense for the years ended 2006, 2007, 2008 and 2009 will be $250, $253, $134, and $54, respectively.

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

18 - SUBSEQUENT EVENTS

On July 10, 2006, the Company entered into an agreement with affiliates of Franco Compania Naviera S.A. under which the Company is to purchase three drybulk vessels for an aggregate price of $81,250. The acquisition is subject to customary closing conditions and the vessels are expected to be delivered between August and November of 2006. The Company expects to finance the purchase from its credit facility. The acquisition consists of a 1999 Japanese-built Panamax vessel to be named the Genco Acheron, a 1998 Japanese-built Panamax vessel to be named the Genco Surprise, and a 1994 Japanese-built Handymax vessel to be named the Genco Commander. With the addition of these vessels, Genco's fleet will consist of seven Panamax, eight Handymax, and five Handysize drybulk carriers, with a total carrying capacity of approximately 1,029,000 dwt and an average fleet age of nine years. In conjunction with the purchase of the 1994 vessel, the Genco Commander, the Company obtained a waiver on the New Credit Facility due to the age of the vessel.

Effective July 10, 2006, the Company’s credit facility was increased to $550,000 from $450,000 with all other material terms of the facility remaining unchanged.

On July 27, 2006, the Board of Directors declared a dividend of $0.60 per share to be paid on or about August 31, 2006 to shareholders of record as of August 17, 2006.  The aggregate amount of the dividend is expected to be $15,261, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (ix) the Company’s acquisition or disposition of vessels; and other factors listed from time to time in our public filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2005 and subsequent reports on Form 10-Q and Form 8-K. Our ability to pay dividends in any period will depend upon factors including the limitations under our loan agreements, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this 10-Q.

General

We are a Marshall Islands company incorporated in September 2004 to transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. As of June 30, 2006, our fleet consisted of five Panamax, seven Handymax and five Handysize drybulk carriers, with an aggregate carrying capacity of approximately 839,000 dwt. The average age of our fleet was approximately 9 years as of June 30, 2006 as compared to the average age for the world fleet of approximately 15 years for the drybulk shipping segments in which we compete. All of the vessels in our fleet are on time charters to reputable charterers, including Lauritzen Bulkers, Cargill, HMMC, BHP, DS Norden, EDF Man Shipping, and NYK Europe or operate in the Baumarine Panamax pool. With the exception of the Genco Leader and the Genco Trader, our vessels are fixed on long-term time charters with original terms greater than one year that expire (assuming the option periods in the time charters are not exercised) between December 2006 and September 2007.

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

On July 10, 2006, the Company entered into an agreement with affiliates of Franco Compania Naviera S.A. under which the Company is to purchase three drybulk vessels. The acquisition is subject to customary closing conditions and the vessels are expected to be delivered between August and November of 2006. The acquisition consists of a 1999 Japanese-built Panamax vessel to be named the Genco Acheron, a 1998 Japanese-built Panamax vessel to be named the Genco Surprise, and a 1994 Japanese-built Handymax vessel to be named the Genco Commander. With the addition of these vessels, Genco's fleet will consist of seven Panamax, eight Handymax, and five Handysize drybulk carriers, with a total carrying capacity of approximately 1,029,000 dwt and an average fleet age of nine years.

We intend to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow. In connection with this growth strategy, we negotiated the New Credit Facility, which has been used to refinance the outstanding indebtedness under our previous credit facility (“Original Credit Facility”) remaining after the application of a portion of the net proceeds of the initial public offering on July 22, 2005.

Our management team and our other employees are responsible for the commercial and strategic management of our fleet. Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters and voyage charters, and monitoring the performance of our vessels under their charters. Strategic management includes locating, purchasing, financing and selling vessels. As of June 30, 2006, we contract with Wallem Shipmanagement, an independent technical manager, to provide technical management of our fleet at a lower cost than we believe would be possible in-house. Effective July 2006, we have also contracted with two other ship managers, Anglo-Eastern Group and Barber International Ltd. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Members of our New York City-based management team oversee the activities of our independent technical managers.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and six months ended June 30, 2006 and 2005. Because predominately all of our vessels have operated on time charters, our TCE rates equal our time charter rates less voyage expenses consisting primarily of brokerage commissions paid by us to unaffiliated parties.

	For the three months ended June 30,		Increase
	2006	2005	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Panamax	455.0	387.9	67.1	17.3%
Handymax	637.0	543.0	94.0	17.3%
Handysize	455.0	455.0	0.0	0.0%

Total	1,547.0	1,385.9	161.1	11.6%

Available days (2)
Panamax	455.0	385.6	69.4	18.0%
Handymax	628.0	542.0	86.0	15.9%
Handysize	455.0	455.0	0.0	0.0%

Total	1,538.0	1,382.6	155.4	11.2%

Operating days (3)
Panamax	453.2	384.6	68.6	17.8%
Handymax	613.8	535.1	78.7	14.7%
Handysize	455.0	452.3	2.7	0.6%

Total	1,522.0	1,372.0	150.0	10.9%

Fleet utilization (4)
Panamax	99.6%	99.7%	(0.1%)	(0.1%)
Handymax	97.8%	98.7%	(0.9%)	(0.9%)
Handysize	100.0%	99.4%	0.6%	0.6%
Fleet average	99.0%	99.2%	(0.2%)	(0.2%)

	For the three months ended June 30,		Increase
	2006	2005	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Panamax	$22,954	$27,456	($4,502)	(16.4%)
Handymax	20,797	21,446	(649)	(3.0%)
Handysize	17,011	16,965	46	0.3%
Fleet average	20,315	21,648	(1,333)	(6.2%)

Daily vessel operating expenses (6)
Panamax	$3,246	$2,565	$681	26.5%
Handymax	3,066	2,503	563	22.5%
Handysize	2,804	2,335	469	20.1%
Fleet average	3,042	2,465	577	23.4%

	For the six months ended June 30,		Increase
	2006	2005	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Panamax	905.0	618.6	286.4	46.3%
Handymax	1,267.0	863.7	403.3	46.7%
Handysize	905.0	890.9	14.1	1.6%

Total	3,077.0	2,373.2	703.8	29.7%

Available days (2)
Panamax	896.1	613.2	282.9	46.1%
Handymax	1,258.0	860.4	397.6	46.2%
Handysize	905.0	890.1	14.9	1.7%

Total	3,059.1	2,363.7	695.4	29.4%

Operating days (3)
Panamax	892.7	606.1	286.6	47.3%
Handymax	1,243.0	852.2	390.8	45.9%
Handysize	903.3	887.4	15.9	1.8%

Total	3,039.0	2,345.7	693.3	29.6%

Fleet utilization (4)
Panamax	99.6%	98.8%	0.8%	0.8%
Handymax	98.8%	99.0%	(0.2%)	(0.2%)
Handysize	99.8%	99.7%	0.1%	0.1%
Fleet average	99.3%	99.2%	0.1%	0.1%

	For the six months ended June 30,		Increase
	2006	2005	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Panamax	$23,175	$27,745	($4,570)	(16.5%)
Handymax	21,099	21,235	(136)	(0.6%)
Handysize	17,018	17,027	(9)	(0.1)
Fleet average	20,500	21,339	(839)	(3.9%)

Daily vessel operating expenses (6)
Panamax	$3,242	$2,542	$700	27.5%
Handymax	2,976	2,285	691	30.2%
Handysize	2,829	2,117	712	33.6%
Fleet average	3,011	2,289	722	31.5%

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

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(U.S. dollars in thousands)
Voyage revenues	$32,303	$30,950	$64,875	$52,349
Voyage expenses	1,060	1,020	2,164	1,910
Net voyage revenue	$31,243	$29,930	$62,711	$50,439

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

Operating Data

	For the three months ended June 30,		Increase
	2006	2005	(Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)

Revenues	$32,303	$30,950	$1,353	4.4%

Operating Expenses:
Voyage expenses	1,060	1,020	40	3.9%
Vessel operating expenses	4,706	3,417	1,289	37.7%
General and administrative expenses	2,304	933	1,371	146.9%
Management fees	347	478	(131)	(27.4%)
Depreciation and amortization	6,540	5,670	870	15.3%

Total operating expenses	14,957	11,518	3,439	29.9%

Operating income	17,346	19,432	(2,086)	(10.7%)
Other income (expense)	176	(3,815)	3,991	104.6%

Net income	$17,522	$15,617	1,905	12.2%

Earnings per share - Basic	$0.69	$1.16	($0.47)	(40.5%)
Earnings per share - Diluted	$0.69	$1.16	($0.47)	(40.5%)
Dividends declared and paid per share	$0.60	-	$0.60	N/A
Weighted average common shares outstanding - Basic	25,263,481	13,500,000	11,763,481	87.1%
Weighted average common shares outstanding - Diluted	25,337,024	13,500,000	11,837,024	87.7%

EBITDA (1)	$26,068	$25,102	$966	3.8%

	For the six months ended June 30,		Increase
	2006	2005	(Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)

Revenues	$64,875	$52,349	$12,526	23.9%

Operating Expenses:
Voyage expenses	2,164	1,910	254	13.3%
Vessel operating expenses	9,265	5,432	3,833	70.6%
General and administrative expenses	4,753	1,193	3,560	298.4%
Management fees	694	809	(115)	(14.2%)
Depreciation and amortization	12,957	9,651	3,306	34.3%

Total operating expenses	29,833	18,995	10,838	57.1%

Operating income	35,042	33,354	1,688	5.1%
Other income (expense)	(942)	(6,352)	5,410	(85.2%)

Net income	$34,100	$27,002	7,098	26.3%

Earnings per share - Basic	$1.35	$2.00	($0.65)	(32.5%)
Earnings per share - Diluted	$1.35	$2.00	($0.65)	(32.5%)
Dividends declared and paid per share	$1.20	-	$1.20	N/A
Weighted average common shares outstanding - Basic	25,261,750	13,500,000	11,761,750	87.1%
Weighted average common shares outstanding - Diluted	25,320,826	13,500,000	11,820,826	87.6%

EBITDA (1)	$51,113	$43,005	$8,108	18.9%

(1)
EBITDA represents net income plus net interest expense, income tax expense, depreciation and amortization, plus amortization of restricted stock compensation, and amortization of the value of time charter acquired, which is included as a component of other long-term assets. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in consolidating internal financial statements and it is presented for review at our board meetings. For these reasons, we believe that EBITDA is a useful measure to present to our investors. EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a source of liquidity or cash flows as shown in our consolidated statement of cash flows. The definition of EBITDA used here may not be comparable to that used by other companies.

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(U.S. dollars in thousands except for per share amounts)

Net income	$17,522	$15,617	$34,100	$27,002
Net interest expense	1,545	3,815	3,139	6,352
Income tax expense	—	—	—	—
Amortization of value of time charter acquired (1)	461	—	917	—
Amortization of restricted stock compensation		—		—
Depreciation and amortization	6,540	5,670	12,957	9,651

EBITDA	$26,068	$25,102	$51,113	$43,005

(1) Amortization of value of time charter acquired is included in other long-term assets.

Results of Operations

The following table sets forth information about the charters in our fleet as of June 30, 2006:

Vessel	Time Charter Rate (1)		Charterer	Charter Expiration (2)

Genco Beauty	$29,000		Cargill	February 2007
Genco Knight	29,000		BHP	February 2007
Genco Leader	Spot		Baumarine Panamax Pool	Not Applicable
Genco Vigour	29,000		BHP	December 2006
Genco Trader	Spot		Baumarine Panamax Pool	Not Applicable
Genco Success	23,850		KLC	January 2007
Genco Carrier	24,000		DBCN Corporation	December 2006
Genco Prosperity	23,000		DS Norden	March 2007
Genco Wisdom	24,000		HMMC	January 2007
Genco Marine	18,000(3)		NYK Europe	March 2007
Genco Glory	18,250		EDF Man Shipping	December 2006
Genco Muse	26,500(4)		Qatar Navigation QSC	September 2007
Genco Explorer	17,250 13,500(6)		Lauritzen Bulkers	August 2006 July 2007
Genco Pioneer	17,250 13,500(6)		Lauritzen Bulkers	September 2006 August 2007
Genco Progress	17,250(5 13,500(6	) )	Lauritzen Bulkers	September 2006 August 2007
Genco Reliance	17,250 13,500(6)		Lauritzen Bulkers	August 2006 July 2007
Genco Sugar	17,250 13,500(6)		Lauritzen Bulkers	August 2006 July 2007

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

(3) The time charter rate was $26,000 until March 2006 and $18,000 thereafter. For purposes of revenue recognition, the charter contract is reflected on a straight-line basis in accordance with U.S. GAAP.

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

(6) The Company has reached an agreement in principle with Lauritzen Bulkers which is subject to the completion of definitive agreements acceptable to both parties. This agreement renews the time charter for an additional eleven to thirteen months from expiration of current time charter at a rate of $13,500 per day, less a 1.25% third party brokerage commission.

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

REVENUES-

For the three months ended June 30, 2006, revenues grew 4.4% to $32.3 million versus $31.0 million for the three months ended June 30, 2005. Revenues in both periods consisted of charter payments for our vessels. The increase in revenues was due to the operation of a larger fleet.

The average TCE rate of our fleet declined by 6.2% to $20,315 a day for the three months ended June 30, 2006 from $21,648 a day for the three months ended June 30, 2005 mostly due to higher charter rates achieved in the second quarter of 2005 versus the second quarter of 2006 for the Genco Leader, which is subject to fluctuations of the spot market. Additionally, during the second quarter of 2006, the Genco Muse underwent engine repairs which resulted in performance-related claims equating to 11.2 days.

For the three months ended June 30, 2006 and 2005, we had ownership days of 1,547 days and 1,385.9 days, respectively. Fleet utilization for the same three month periods remained relatively static at 99.0% and 99.2%, respectively.

VOYAGE EXPENSES-

For the three months ended June 30, 2006 and 2005, voyage expenses were $1.1 and $1.0 million, respectively, and consisted primarily of brokerage commissions paid to unaffiliated parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $4.7 million from $3.4 million for the three months ended June 30, 2006 and 2005, respectively. This was mostly due to the expansion of our fleet to 17 vessels for the three months ended June 30, 2006 as compared to an average of 15 vessels in operation for the three months ended June 30, 2005.

For the three months ended June 30, 2006 and 2005, the average daily vessel operating expenses for our fleet were $3,042 and $2,465 per day, respectively. As the second quarter of 2005 was part of the initial period of operations for the majority of our fleet, we believe the three-month period ended June 30, 2006 is more reflective of our daily vessel operating expenses. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Based on management’s estimates and budgets provided by our technical manager, we expect our vessels to have daily vessel operating expenses during 2006 of:

Vessel Type	Average Daily Budgeted Amount
Panamax	$3,468
Handymax	3,101
Handysize	3,016

Our vessel operating expenses, which primarily consist of crew, maintenance and insurance costs for the vessels, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for insurance, may also cause these expenses to increase.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the three months ended June 30, 2006 and 2005, general and administrative expenses were $2.3 and $0.9 million, respectively. The increased general and administrative expenses were due to the expansion of our fleet during 2005 and costs related to operating as a publicly-traded company. We expect general and administrative expenses to increase as a result of the expansion of our fleet and the costs associated with running a public company for a full twelve-month period, including the preparation of disclosure documents, legal and accounting costs, incremental director and officer liability insurance costs, incremental director and executive compensation, and costs related to compliance with the Sarbanes-Oxley Act of 2002.

MANAGEMENT FEES-

For the three months ended June 30, 2006 and 2005, management fees were $0.3 and $0.5 million, respectively. Technical management fees for the three months ended June 30, 2006 were paid to Wallem Shipmanagement. The Company has added the services of two other technical managers, Anglo-Eastern Group and Barber International Ltd., in July 2006.

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

The purpose of the 5.075% Swap and the 5.25% Swap is to manage future interest costs and the risk associated with changing interest rates. The gain or loss in the value of these swaps will be recognized as income from derivative instruments and listed as a component of other income (expense) until such time the Company has obligations which are designated against the swap. See Note 7- Long-term debt of the financial statements for further details.

For the three months ended June 30, 2006, income from derivative instruments was $1.7 million and is due solely to the gain in value of the 5.075% Swap and the 5.25% Swap. For the three months ended June 30, 2005, the Company had no derivative instruments in place.

DEPRECIATION AND AMORTIZATION-

For the three months ended June 30, 2006 and 2005, depreciation and amortization charges were $6.5 and $5.7 million, respectively, an increase of $0.8 million or 15.3%. The increase primarily was due to the growth in our fleet to 17 vessels for the three months ended June 30, 2006 as compared to an average of 15 vessels in operation for the three months ended June 30, 2005.

NET INTEREST EXPENSE-

Net interest expense consisted mostly of interest payments made under our Original Credit Facility for the 2005 period, our New Credit Facility for the 2006 period, and interest income as well as amortization of deferred financing costs related to our credit facilities. Net interest expense declined to $1.5 million from $3.8 million for the three months ended June 30, 2006 and 2005, respectively. The decrease in net interest expense was a result of a lower interest margin and a lower debt outstanding under our New Credit Facility offset by higher interest rates during 2006.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

REVENUES-

For the six months ended June 30, 2006, revenues grew 23.9% to $64.9 million versus $52.3 million for the six months ended June 30, 2005. Revenues in both periods consisted of charter payments for our vessels. The increase in revenues was primarily due to the operation of a larger fleet.

The average TCE rate of our fleet declined by 3.9% to $20,500 a day for the six months ended June 30, 2006 from $21,339 a day for the six months ended June 30, 2005 mostly due to higher charter rates achieved in the second quarter of 2005 versus the second quarter of 2006 for the Genco Leader, which is subject to fluctuations of the spot market. Additionally, during the second quarter of 2006, the Genco Muse underwent engine repairs which resulted in performance-related claims equating to 11.2 days.

For the six months ended June 30, 2006 and 2005, we had ownership days of 3,077.0 days and 2,373.2 days, respectively. Fleet utilization for the same six month periods remained relatively static at 99.3% and 99.2%, respectively.

VOYAGE EXPENSES-

For the six months ended June 30, 2006 and 2005, voyage expenses were $2.2 and $1.9 million, respectively, and consisted primarily of brokerage commissions paid to unaffiliated parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $9.3 million from $5.4 million for the six months ended June 30, 2006 and 2005, respectively. This was mostly due to the expansion of our fleet to 17 vessels for the six months ended June 30, 2006 as compared to an average of 13 vessels in operation for the six months ended June 30, 2005.

For the six months ended June 30, 2006 and 2005, the average daily vessel operating expenses for our fleet were $3,011 and $2,289 per day, respectively. As the first half of 2005 was our initial period of operations for the majority of our fleet, we believe the six-month period ended June 30, 2006 is more reflective of our daily vessel operating expenses. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Our vessel operating expenses, which primarily consist of crew, maintenance and insurance costs for the vessels, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for insurance, may also cause these expenses to increase.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the six months ended June 30, 2006 and 2005, general and administrative expenses were $4.8 and $1.2 million, respectively. The increased general and administrative expenses were due to the expansion of our fleet during 2005 and costs related to operating as a publicly-traded company. We expect general and administrative expenses to increase as a result of the expansion of our fleet and the costs associated with running a public company for a full twelve-month period, including the preparation of disclosure documents, legal and accounting costs, incremental director and officer liability insurance costs, incremental director and executive compensation, and costs related to compliance with the Sarbanes-Oxley Act of 2002.

MANAGEMENT FEES-

For the six months ended June 30, 2006 and 2005, management fees were $0.7 and $0.8 million, respectively. Technical management fees for the six months ended June 30, 2006 were paid to Wallem Shipmanagement at the rate of $6,800 per ship per month. Since the Company has added the services of two other technical managers, Anglo-Eastern Group and Barber International Ltd. in July 2006, the new blended monthly management fee per ship is expected to be approximately $6,950.

INCOME FROM DERIVATIVE INSTRUMENTS-

For the six months ended June 30, 2006, income from derivative instruments was $2.2 million and is due solely to the gain in value of the 5.075% Swap and the 5.25% Swap. For the six months ended June 30, 2005, the Company had no derivative instruments in place.

DEPRECIATION AND AMORTIZATION-

For the six months ended June 30, 2006 and 2005, depreciation and amortization charges were $13.0 and $9.7 million, respectively, an increase of $3.3 million or 34.3%. The increase primarily was due to the growth in our fleet to 17 vessels for the six months ended June 30, 2006 as compared to an average of 13 vessels in operation for the six months ended June 30, 2005.

NET INTEREST EXPENSE-

Net interest expense consisted mostly of interest payments made under our Original Credit Facility for the 2005 period, our New Credit Facility for the 2006 period, and interest income as well as amortization of deferred financing costs related to our credit facilities. Net interest expense declined to $3.1 million from $6.4 million for the six months ended June 30, 2006 and 2005, respectively. The decrease in net interest expense was a result of a lower interest margin and a lower debt outstanding under our New Credit Facility offset by higher interest rates during 2006.

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

Dividend Policy

Our dividend policy is to declare quarterly distributions to shareholders by each February, May, August and November, which commenced in November 2005, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our board of directors determines we should maintain. These reserves may cover, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital. On February 9, 2006 and April 27, 2006, the Board of Directors declared a dividend related to the fourth quarter of 2005 and the first quarter of 2006, respectively, each for $0.60 per share. The dividends were paid on March 10, 2006 and May 26, 2006, to shareholders of record as of February 24, 2006 and May 10, 2006, respectively. The aggregate amount of the dividend paid for each period was $15.3 million, which the Company funded from cash on hand. However, in the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends. Additionally, on July 27, 2006, the Board of Directors declared a dividend of $0.60 per share, to be paid on or about August 31, 2006 to shareholders of record as of August 17, 2006.

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

Cash Flow

Net cash provided by operating activities for the six months ended June 30, 2006 and 2005, was $44.6 and $38.5 million, respectively. The increase primarily was due to higher net income and depreciation and amortization in the six months ended June 30, 2006 due the operation of a larger fleet. Net cash from operating activities for six months ended June 30, 2006 was primarily a result of recorded net income of $34.1 million, and depreciation and amortization charges of $13.0 million. For the six months ended June 30, 2005, net cash provided from operating activities was primarily a result of recorded net income of $27.0 million, and depreciation and amortization charges of $9.7 million.

During the six months ended June 30, 2005, the Company acquired a large portion of its fleet and net cash used in investing activities declined to $1.0 million from $232.5 million for the six months ended June 30, 2006 and 2005, respectively, primarily for this reason. For the six months ended June 30 2006, the cash used in investing activities related primarily to the purchase of fixed assets associated with the Company’s office. For the six months ended June 30, 2005, the cash used in investing activities related solely to the acquisition of vessels.

Net cash (used in) provided by financing activities for the six months ended June 30, 2006 and 2005 was ($30.6) and $212.8 million, respectively. For the six months ended June 30, 2006, net cash used by financing activities consisted primarily of payment of cash dividends of $30.6 million. For the six months ended June 30, 2005, the primary sources of net cash provided by financing activities were proceeds of $231.2 from the Original Credit Facility to fund vessel acquisitions.

New Credit Facility

The Company’s New Credit Facility is with a syndicate of commercial lenders consisting of Nordea Bank Finland Plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citigroup Global Markets Limited. The New Credit Facility has been used to refinance our indebtedness under our Original Credit Facility, and may be used in the future to acquire additional vessels and for working capital requirements. Under the terms of our New Credit Facility, borrowings in the amount of $106.2 million were used to repay indebtedness under our Original Credit Facility and additional net borrowings of $24.5 million were obtained to fund the acquisition of the Genco Muse. After these net borrowings $319.3 million remains available to fund future vessel acquisitions as of June 30, 2006. As noted in Subsequent Events - Note 18 the Company increased the line of credit by $100 million and in

July 2006 borrowed $8.13 million for deposits on the newly acquired vessels. The amount available on the credit facility after considering the increase in the credit facility and deposit made on the vessels is $411.2 million. The Company may borrow up to $20 million of the available credit facility for working capital purposes.

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

The change in the value for the 5.075% Swap and the 5.25% Swap and the rate differential to be paid or received for these swap agreements is recognized as income from derivative instruments and is listed as a component of other income (expense) until such time the Company has obligations which are designated against the swaps. Effective July 2006, the Company has designated $32.6 million of debt against the 5.25% Swap and will utilize hedge accounting.

For the swap agreements for which there is designated debt associated with it, the total interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95% in the first 5 years of the New Credit Facility and 1.0% in the last five years.

For the 4.485% Swap, the Company qualified for hedge accounting treatment and the Company has determined that this interest rate swap agreement continues to perfectly hedge the debt. Interest income pertaining to the 4.485% Swap for the three months ended June 30, 2006 and 2005 was $0.1 million and $0, respectively. Interest income pertaining to the 4.485% Swap for the six months ended June 30, 2006 and 2005 was $0.1 million and $0, respectively. As of June 30, 2006, the 5.25% Swap and the 5.075% Swap do not have any interest income or expense as the swaps are not effective until January 2, 2007 and January 2, 2008, respectively. The rate differential on these two instruments will be reflected as income from derivative instruments and is listed as a component of other income (expense) once effective.

The fair values of the Swaps were $11.1 million and $2.3 million, respectively, as of June 30, 2006 and December 31, 2005. The increase in the value was due to higher LIBOR rates.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels. These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders. Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route. Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels. If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market. We have not entered into any FFAs as of June 30, 2006 and December 31, 2005.

Interest Rates

The effective interest rates, including the cost associated with the unused commitment fees and the rate differential on the 4.485% Swap, for the three months ended June 30, 2006 and 2005 were 6.52% and 4.48%, respectively. The interest on the debt, excluding the unused commitment fees ranged from 5.64% to 6.33% and from 4.13% to 4.56%, respectively, for the three months ended June 30, 2006 and 2005.

The effective interest rates, including the cost associated with the unused commitment fees and the rate differential on the 4.485% Swap, for the six months ended June 30, 2006 and 2005 were 6.46% and 4.38%, respectively. The interest on the debt, excluding the unused commitment fees ranged from 5.20% to 6.33% and from 3.69% to 4.56%, respectively, for the six months ended June 30, 2006 and 2005.

Contractual Obligations

The following table sets forth our future contractual obligations for the categories set forth below, including the effective fixed rate on the interest rate swap agreement that has designated debt associated with the swap. The interest and fees also reflect the New Credit Facility and the interest rate swap agreements.

	Total	Within One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Bank loans (2)	$138,808	$-	$-	$-	$138,808
Remainder of purchase price of vessels (3)	$73,125	$73,125	$-	$-	$-
Interest and borrowing fees (4)	$83,502	$5,354	$18,863	$18,863	$40,422
Office lease	$7,323	$202	$971	$982	$5,168

(1)	Represents the six month period ending December 31, 2006.
(2)	Bank debt includes borrowings of $8.13 million on July 13, 2006 for the deposit on the three vessels to be acquired.
(3)	Represents the balance due for the acquisition of the three vessels to be acquired.
(4)	Includes the payment of a $0.6 million commitment fee for the $100 million increase in the New Credit Facility in July 2006 and interest on the outstanding debt as of July 13, 2006.

Interest expense has been estimated using the fixed rate of 4.485% for the notional amount of the 4.485% Swap and 5.375% for the unhedged portion, plus the applicable bank margin of 0.95% in the first 5 years of the New Credit Facility and 1.0% in the last five years.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. Our vessel acquisitions consist of our fleet of five Panamax drybulk carriers, seven Handymax drybulk carriers and five Handysize drybulk carriers. In addition, during July 2006, the Company agreed to purchase two additional Panamax vessels and one Handymax vessel which are expected to be delivered between August and November 2006.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings. We estimate our drydocking costs for our fleet through 2007 to be:

Year	Estimated Drydocking Cost (U.S. dollars in millions)	Estimated Offhire Days

2006 (1)	$2.0	100
2007	4.5	260

(1)	Represents the budget for the remaining half of 2006 for both Drydock cost and estimated offhire days.

The costs reflected are estimates based on drydocking our vessels in China (except with respect to one vessel which is currently expected to be drydocked in the US in the third quarter of 2006). The Company estimates that each drydock will result in 20 days of offhire. Actual costs will vary based on various factors, including where the drydockings are actually performed. We believe that the funding of these costs will be met with cash we generate from operations.

The Genco Trader and Genco Marine completed their drydocking during the first half of 2006, at a cost of $0.3 million and $0.7 million, respectively. The Genco Marine exceeded the budget due to the vessel drydocking in Portugal versus China.

We expect three vessels to drydock in the third quarter of 2006, and we estimate an additional two vessels to be drydocked in the fourth quarter of 2006. We have increased our budgets put forward at the beginning of 2006 due to higher costs related to drydocking materials, including paint supplies and in addition, the inclusion of the drydocking cost expected in 2007 for the three newly acquired vessels.

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

Our standard time charter contracts with our customers specify certain performance parameters, which if not met can result in customer claims. As of June 30, 2006 and December 31, 2005, the Company had a reserve of $0.6 million and $0.3 million, respectively, associated with estimated customer claims against the Company for time charter performance issues.

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

DEFERRED DRYDOCKING COSTS-

Our vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. We capitalize the costs associated with drydockings as they occur and amortize these costs on a straight-line basis over the period between drydockings. Capitalized drydocking costs include actual costs incurred at the drydock yard; and cost of parts that are believed to be reasonably likely to reduce the duration or cost of the drydocking; cost of travel, lodging and subsistence of our personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee a drydocking. We believe that these criteria are consistent with U.S. GAAP guidelines and industry practice and that our policy of capitalization reflects the economics and market values of the vessels.

FAIR VALUE OF FINANCIAL INSTRUMENTS-

The estimated fair values of the Company’s financial instruments such as amounts due from charterers, accounts payable and long term debt approximate their individual carrying amounts as of June 30, 2006 and December 31, 2005 due to their short-term maturity or the variable-rate nature of the respective borrowings.

The fair value of the interest rate swaps (used for purposes other than trading) is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the swap counterparty.

DERIVATIVE FINANCIAL INSTRUMENTS-

To manage its exposure to fluctuating interest rates, the Company uses interest rate swap agreements. Interest rate differentials to be paid or received under these agreements are accrued and recognized as an adjustment of interest expense related to the designated debt. The interest rate differential on the swaps that do not have designated debt associated with it will be reflected as income from derivative instruments and is listed as a component of other income (expense). The fair value of the interest rate swap agreements and changes in fair value are recognized in the financial statements as non-current asset or liability.

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

Immediately following the initial public offering, the US 10% Owners beneficially owned less than 50% of our stock. If such owners were to continue to own less than 50% of our stock and there were no additional US 10% Owners during 2006, we would no longer be eligible to qualify for exemption from tax under Section 883 based on being a CFC. Instead, we could only qualify for exemption if we satisfy the publicly traded requirement of the Section 883 regulations. In order to meet the publicly traded requirements for 2006 and future years, our stock must be treated as being primarily and regularly traded on Nasdaq for more than half the days of any such year. Under the Section 883 regulations, our qualification for the publicly traded requirement may be jeopardized if shareholders of our common stock that own five percent or more of our stock own, in the aggregate, 50% or more of our common stock. As of June 30, 2006, we believe that such five percent or more shareholders are limited to Oaktree and Peter Georgiopoulos, our Chairman which own approximately 48.96% of our common stock through Fleet Acquisition, LLC. However if such shareholders were to increase their ownership in excess of 50% of our common stock for more than half the days of 2006, we would not be eligible to claim exemption from tax under Section 883. We can therefore give no assurance that changes and shifts in the ownership of our stock by five percent or more shareholders will permit us to qualify for exemption from tax in 2006 or in future years.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to its borrowings. The Company held three interest rate risk management instruments at June 30, 2006 and one at December 31, 2005, in order to manage future interest costs and the risk associated with changing interest rates.

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

The asset associated with the Swaps at June 30, 2006 and December 31, 2005 is $11.1 and $2.3 million, respectively, and is presented as the fair value of derivatives on the balance sheet. As of June 30, 2006 and December 31, 2005, the Company has accumulated OCI of $8.9 and $2.3 million, respectively, related to the 4.485% Swap. The 5.075% Swap and the 5.25% Swap, combined, resulted in income from derivative instruments of $1.7 and $2.2 million, respectively for the three and six months ended June 30, 2006, due to the increase in the value of these instruments. For the period through June 30, 2005, there were no Swap instruments in place.

Derivative financial instruments

To manage its exposure to fluctuating interest rates, the Company uses interest rate swap agreements. Interest rate differentials to be paid or received under these agreements are accrued and recognized as an adjustment of interest expense related to the designated debt. The interest rate differential on the swaps that do not have designated debt associated with it will be reflected as income from derivative instruments and is listed as a component of other income (expense). The fair value of the interest rate swap agreements and changes in fair value are recognized in the financial statements as non-current asset or liability.

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

The change in the value for the 5.075% Swap and the 5.25% Swap and the rate differential to be paid or received for these swap agreements is recognized as income from derivative instruments and is listed as a component of other income (expense) until such time the Company has obligations which are designated against the swaps. Effective July 2006, the Company has designated $32.6 million of debt against the 5.25% Swap and will utilize hedge accounting.

For the swap agreements for which there is designated debt associated with it, the total interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95% in the first 5 years of the New Credit Facility and 1.0% in the last five years.

For the 4.485% Swap, the Company qualified for hedge accounting treatment and the Company has determined that this interest rate swap agreement, which initially hedged the corresponding debt, continues to perfectly hedge the debt. Interest income pertaining to the 4.485% Swap for the three months ended June 30, 2006 and 2005 was $0.1 million and $0, respectively. Interest income pertaining to this interest rate swap for the six months ended June 30, 2006 and 2005 was $0.1 and $0, respectively. As of June 30, 2006, the 5.25% Swap and 5.075% Swap do not have any interest income or expense as the swaps are not effective until, January 2, 2007 and January 2, 2008, respectively. The rate differential on these two instruments will be reflected as income from derivative instruments and listed as a component of other income (expense) once effective.

The fair value of the derivative instruments were $11.1 million and $2.3 million, respectively as of June 30, 2006 and December 31, 2005.

We are subject to market risks relating to changes in interest rates because we have significant amounts of floating rate debt outstanding. We paid interest on this debt based on LIBOR plus an average spread of 1.35% on our Original Credit Facility in the six months ended June 30, 2005. For the six months ended June 30, 2006, we paid LIBOR plus 0.95% for the debt in excess of the swap notional amount on the New Credit Facility, and on the interest rate swap, an effective rate of 4.485% plus a margin of 0.95% on the notional amount of $106.2 million. A 1% increase in LIBOR would result in an increase of $0.1 million in interest expense for the six months ended June 30, 2006 considering the increase would be only on the unhedged portion of the debt.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual Meeting of Shareholders on May 18, 2006.

(b) Not required.

(c) Proposal No. 1:                                                           Election of Class I Directors:

For: Rear Admiral Robert C. North, USCG (ret.)	24,200,184	Withheld:	26,137
For: Basil G. Mavroleon	24,196,076	Withheld:	30,245
For: Harry A. Perrin	24,195,876	Withheld:	30,445

Messrs. North and Mavroleon were re-elected, and Mr. Perrin was elected, as Class I directors until the Company’s 2009 Annual Meeting of Shareholders and until their successors are elected and qualified or until their earlier resignation or removal.

Proposal No. 2: Ratification of appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2006:

Total shares for:	24,205,640
Total shares against:	11,019
Total shares abstaining:	9,662
Number of shares voted:	24,226,321

The appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2006 was ratified.

Proposal No. 3:  Approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation limiting the liability of the Company’s directors:

Total shares for:	23,992,737
Total shares against:	205,696
Total shares abstaining:	27,888
Number of shares voted:	24,226,321

This amendment to the Company’s Amended and Restated Certificate of Incorporation was approved.

Proposal No. 4:Approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation permitting the Board of Directors to designate the class of a director who is appointed to a vacancy created by the Board of Director’s increase of the number of directors:

Total shares for:	17,077,054
Total shares against:	3,161,787
Total shares abstaining:	45,147
Number of shares voted:	20,283,988

This amendment to the Company’s Amended and Restated Certificate of Incorporation was approved.

(d)     None.

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

Item 6. EXHIBITS

Exhibit	Document
3.1	Amended and Restated Articles of Incorporation of the Company as adopted July 5, 2005 (incorporated by reference to Exhibit 3.1 to report on Form S-1/A dated July 6, 2005).
3.2	Amended and Restated Bylaws of the Company as adopted April 4, 2006 (incorporated by reference to Exhibit 3.2 to report on Form 8-K dated April 4, 2006).
3.3	Articles of Amendment of Articles of Incorporation of the Company as adopted July 21, 2005 (incorporated by reference to Exhibit 3.2 to report on Form S-1/A dated July 21, 2005).
3.4	Articles of Amendment of Articles of Incorporation of the Company as adopted May 18, 2006 (incorporated by reference to Exhibit 3.1 to report on Form 8-K dated May 22, 2005)
10.1
Third Amendment to Credit Agreement, dated as of June 1, 2006, among Genco Shipping & Trading Limited, the Subsidiary Guarantors thereto, the Lenders party thereto, and DnB NOR Bank ASA, New York Branch as Administrative Agent.*

10.2	Form of Memorandum of Agreement dated July 10, 2006 by and between Subsidiaries of Genco Shipping & Trading Limited and affiliates of Franco Compania Naviera S.A.*
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*) Filed with this Report.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                      GENCO SHIPPING & TRADING LIMITED

DATE: August 11, 2006	By: /s/ Robert Gerald Buchanan Robert Gerald Buchanan President (Principal Executive Officer)
DATE: August 11, 2006	By: /s/ John C. Wobensmith John C. Wobensmith Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document
3.1	Amended and Restated Articles of Incorporation of the Company as adopted July 5, 2005 (incorporated by reference to Exhibit 3.1 to report on Form S-1/A dated July 6, 2005).
3.2	Amended and Restated Bylaws of the Company as adopted April 4, 2006 (incorporated by reference to Exhibit 3.2 to report on Form 8-K dated April 4, 2006).
3.3	Articles of Amendment of Articles of Incorporation of the Company as adopted July 21, 2005 (incorporated by reference to Exhibit 3.2 to report on Form S-1/A dated July 21, 2005).
3.4	Articles of Amendment of Articles of Incorporation of the Company as adopted May 18, 2006 (incorporated by reference to Exhibit 3.1 to report on Form 8-K dated May 22, 2005)
10.1
Third Amendment to Credit Agreement, dated as of June 1, 2006, among Genco Shipping & Trading Limited, the Subsidiary Guarantors thereto, the Lenders party thereto, and DnB NOR Bank ASA, New York Branch as Administrative Agent.*

10.2	Form of Memorandum of Agreement dated July 10, 2006 by and between Subsidiaries of Genco Shipping & Trading Limited and affiliates of Franco Compania Naviera S.A.*
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(*) Filed with this Report.

 (Remainder of page left intentionally blank)