Form 10-Q
period 2006-09-30
GENCO SHIPPING & TRADING LTD
filed 2006-11-13
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes           No X

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2006:
Common stock, $0.01 per share 25,434,212 shares.

Genco Shipping & Trading Limited
Form 10-Q for the three and nine months ended September 30, 2006 and 2005

PART I FINANCIAL INFORMATION

 Item 1. Financial Statements                                                                      Page

    a)       Consolidated Balance Sheets -
      September 30, 2006 and December 31, 2005                                                          3

    b)   Consolidated Statements of Operations
       For the three and nine months ended September 30, 2006 and 2005                                           4

    c)   Consolidated Statements of Shareholders’ Equity and Comprehensive Income
          For the nine months ended September 30, 2006 and 2005                                                  5

    d)   Consolidated Statements of Cash Flows
      For the nine months ended September 30, 2006 and 2005                                                  6

    e)       Notes to Consolidated Financial Statements

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations                            22

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                              40

Item 4.       Control and Procedures                                                                      42

PART II  OTHER INFORMATION

Item 1.       Legal Proceedings                                                                       42

Item 1A.    Risk Factors                                                                         42

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                                             42

Item 5.       Other Information                                                                        42

Item 6.       Exhibits                                                                              44

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Genco Shipping & Trading Limited
Consolidated Balance Sheets as of September 30, 2006
And December 31, 2005
(U.S. Dollars in thousands)
	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,599	$46,912
Due from charterers, net	217	219
Prepaid expenses and other current assets	4,287	2,574

Total current assets	70,103	49,705

Noncurrent assets:
Vessels, net of accumulated depreciation of $41,884 and $22,659, respectively	411,139	430,287
Deferred drydock, net of accumulated amortization of $233 and $35, respectively	1,853	152
Other assets, net of accumulated amortization of $369 and $126, respectively	5,066	5,967
Fixed assets, net of accumulated depreciation and amortization of $265 and $49, respectively	1,933	1,522
Deposits on vessels	8,125	-
Fair value of derivative instruments	4,158	2,325
Total noncurrent assets	432,274	440,253

Total assets	$502,377	$489,958

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,709	$5,978

Total current liabilities	6,709	5,978

Noncurrent liabilities:
Deferred revenue	3,483	4,576
Deferred rent credit	748	479
Fair value of derivative instruments	1,202	-
Long term debt	138,808	130,683
Total noncurrent liabilities	144,241	135,738

Total liabilities	150,950	141,716

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and
outstanding 25,434,212 shares at September 30, 2006 and December 31, 2005	254	254
Paid in capital	306,834	305,500
Accumulated other comprehensive income	2,954	2,325
Retained earnings	41,385	40,163

Total shareholders’ equity	351,427	348,242

Total liabilities and shareholders’ equity	$502,377	$489,958

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2006 and 2005
(U.S. Dollars in Thousands, Except Earnings per Share)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	$32,642	$31,172	$97,516	$83,521

Operating expenses:
Voyage expenses	1,056	1,134	3,220	3,044
Vessel operating expenses	5,757	3,818	15,022	9,250
General and administrative expenses	2,055	1,222	6,808	2,415
Management fees	353	326	1,047	1,135
Depreciation and amortization	6,681	6,116	19,638	15,767

Total operating expenses	15,902	12,616	45,735	31,611

Operating income	16,740	18,556	51,781	51,910

Other (expense) income:
(Expense) income from derivative instruments	(2,195)	-	2	-
Interest income	827	329	2,080	595
Interest expense	(2,468)	(6,545)	(6,859)	(13,163)

Other (expense) income	(3,836)	(6,216)	(4,777)	(12,568)

Net income	$12,904	$12,340	$47,004	$39,342

Earnings per share-basic	$0.51	$0.55	$1.86	$2.38
Earnings per share-diluted	$0.51	$0.55	$1.86	$2.38
Weighted average common shares outstanding-basic	25,288,695	22,575,652	25,270,831	16,558,462
Weighted average common shares outstanding-diluted	25,371,882	22,575,652	25,338,031	16,558,462

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Unaudited)
For the Nine Months Ended September 30, 2006
(U.S. Dollars in Thousands)

	Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance - January 1, 2006	$254	$305,500	$40,163	$2,325		$348,242

Net income			47,004		$47,004	47,004

Unrealized derivative gains from cash flow hedge				629	629	629

Comprehensive income					$47,633

Cash dividends paid			(45,782)			(45,782)

Restricted stock amortization		1,334				1,334

Balance - September 30, 2006	$254	$306,834	$41,385	$2,954		$351,427

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2006 and 2005
(U.S. Dollars in Thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income	$47,004	$39,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,638	15,767
Amortization of deferred financing costs	243	4,536
Amortization of value of time charter acquired	1,383	-
Unrealized gain on derivative instruments	(2)	-
Amortization of restricted stock compensation expense	1,334	-
Change in assets and liabilities:
Decrease in due from charterers, net	2	288
Increase in prepaid expenses and other current assets	(1,713)	(2,246)
Increase in accounts payable and accrued expenses	589	2,277
(Decrease) increase in deferred revenue	(1,093)	2,912
Increase in deferred rent credit	269	41
Deferred drydock costs incurred	(1,333)	(187)

Net cash provided by operating activities	66,321	62,730

Cash flows from investing activities:
Purchase of vessels	(76)	(235,982)
Purchase of other fixed assets	(1,050)	(296)
Deposits on vessels to be acquired	(8,125)	-

Net cash used in investing activities	(9,251)	(236,278)

Cash flows from financing activities:
Cash dividends paid	(45,782)	-
Proceeds from credit facilities	8,125	340,912
Repayments on credit facilities	-	(357,000)
Net proceeds from issuance of common stock	-	230,143
Capital contributions from shareholder	-	2,705
Payment of deferred financing costs	(726)	(3,370)

Net cash (used in) provided by financing activities	(38,383)	213,390

Net increase in cash	18,687	39,842

Cash at beginning of period	46,912	7,431

Cash at end of period	$65,599	$47,273

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,491	$8,147

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
(U.S. Dollars in Thousands Except Per Share Data)

Notes to Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)

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

The Company began operations on December 6, 2004 with the delivery of its first vessel. The Company agreed to acquire a fleet of 16 drybulk carriers from an unaffiliated third party on November 19, 2004. As of June 7, 2005, the Company had taken delivery of all of these vessels. The purchase price of the initial 16 vessels aggregated to approximately $421,900, which was funded from initial capital contributions of $75,172 in conjunction with GS&T’s issuance of common stock to Fleet Acquisition LLC, from borrowings under the Company’s original credit facility entered into on December 3, 2004 (the “Original Credit Facility”), and from the Company’s cash flows from operations.

Additionally, on October 14, 2005 the Company acquired the Genco Muse with an existing time charter for $34,450, which was funded entirely by the Company’s new credit facility entered into in July 2005 (the “New Credit Facility”). The portion of the purchase price attributable to the vessel was $30,958 (see Note 4). Lastly, the Company has agreed to acquire vessels to be renamed the Genco Acheron, the Genco Commander, and the Genco Surprise. The Genco Acheron and Genco Commander were delivered in November 2006, and the Genco Surprise is expected to be delivered on or about November 16 2006. Below is the list of the Company’s wholly owned subsidiaries as of September 30, 2006:

Wholly Owned Subsidiaries	Vessels	dwt	Date Delivered	Year Built

Genco Reliance Limited	Genco Reliance	29,952	12/6/04	1999
Genco Glory Limited	Genco Glory	41,061	12/8/04	1984
Genco Vigour Limited	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05	1997
Genco Trader Limited	Genco Trader	69,338	6/7/05	1990
Genco Muse Limited	Genco Muse	48,913	10/14/05	2001
Genco Commander Limited	Genco Commander	45,518	11/2/06	1994
Genco Acheron Limited	Genco Acheron	72,495	11/7/06	1999
Genco Surprise Limited	Genco Surprise	72,495	11/16/06 (1)	1998

(1) Represents the estimated delivery date subject to the customary closing conditions associated with this acquisition.

On July 22, 2005, the Company completed its initial public offering of 11,760,000 shares at $21 per share resulting in gross proceeds of $246,960. After underwriting commissions and other offering expenses, net proceeds to the Company were $230,305 as reflected in equity for the year ended December 31, 2005.

Prior to its initial public offering, the Company was 100% owned by Fleet Acquisition LLC, a limited liability company organized on November 3, 2004 under the laws of the Marshall Islands. Fleet Acquisition LLC was owned 66.53% by OCM Principal Opportunities III Fund, L.P. and OCM Principal Opportunities Fund IIIA, L.P., collectively, (“Oaktree”) of which Oaktree Management LLC is the General Partner, 26.63% by Peter Georgiopoulos, and 6.84% by others. As of December 31, 2005, Fleet Acquisition LLC maintained a 53.08% ownership in the Company. On April 14, 2006, Fleet Acquisition LLC distributed 1,050,210 shares to certain of its members, all of whom except Peter Georgiopoulos ceased to be members upon such distribution. The remaining 12,449,790 shares of the Company stock owned by Fleet Acquisition LLC continue to be held by Oaktree and by Peter Georgiopoulos, our chairman. Of Fleet Acquisition LLC’s remaining equity holders, Oaktree owns approximately 71.4% of its equity and Mr. Georgiopoulos owns approximately 28.6% of its equity. As a result of this share distribution, Oaktree and Peter Georgiopoulos own approximately 48.96% of the Company through Fleet Acquisition, LLC at September 30, 2006.

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

Business geographics

The Company’s vessels regularly move between countries in international waters, over hundreds of trade routes and, as a result, the disclosure of geographic information is impractical.

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

Included in the standard time charter contracts with our customers, are certain performance parameters, which if not met can result in customer claims. As of September 30, 2006, the Company had a reserve of $197 against due from charterers balance and an additional reserve of $399, each of which is associated with estimated customer claims against the Company for time charter performance issues. As of December 31, 2005, the Company had a reserve of $316 associated with estimated customer claims against the Company for time charter performance issues.

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

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight ton (lwt). At September 30, 2006 and December 31, 2005, the Company estimated the residual value of vessels to be $175/lwt.

Fixed assets, net

Fixed assets, net are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are based on a straight line basis over the estimated useful life of the specific asset placed in service. The following table is used in determining the estimated useful lives:

Description                           Useful lives

Leasehold improvements                    15 years
Furniture, fixtures & other equipment             5 years
Vessel equipment                        2-5 years
Computer equipment                          3 years

Deferred drydocking costs

The Company’s vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. The Company capitalizes the costs associated with the drydockings as they occur and amortizes these costs on a straight-line basis over the period between drydockings. Costs capitalized as part of a vessel’s drydocking include actual costs incurred at the drydocking yard; cost of parts that are reasonably made in anticipation of reducing the duration or cost of the drydocking; cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking.

Inventory

Inventory, a component of prepaid expenses and other current assets, consists of lubricants and stores which are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

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

For three and nine months ended September 30, 2006 and 2005, no impairment charges were recorded, based on the analysis described above.

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

Immediately following the initial public offering, the US 10% Owners beneficially owned less than 50% of our stock. If such owners were to continue to own less than 50% of our stock and there were no additional US 10% Owners during 2006, we would no longer be eligible to qualify for exemption from tax under Section 883 based on being a CFC. Instead, we could only qualify for exemption if we satisfy the publicly traded requirement of the Section 883 regulations. In order to meet the publicly traded requirements for 2006 and future years, our stock must be treated as being primarily and regularly traded on Nasdaq for more than half the days of any such year. Under the Section 883 regulations, our qualification for the publicly traded requirement may be jeopardized if shareholders of our common stock that own five percent or more of our stock own, in the aggregate, 50% or more of our common stock. As of September 30, 2006, we believe that such five percent or more shareholders are limited to Oaktree and Peter Georgiopoulos, our Chairman which own approximately 48.96% of our common stock through Fleet Acquisition, LLC. However if such shareholders were to increase their ownership in excess of 50% of our common stock for more than half the days of 2006, we would not be eligible to claim exemption from tax under Section 883. We can therefore give no assurance that changes and shifts in the ownership of our stock by five percent or more shareholders will permit us to qualify for exemption from tax in 2006 or in future years.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. Although the Company earned 100% of revenues from eleven and thirteen customers, for the three months ended September 30, 2006 and 2005, respectively, and 100% of revenues from eleven and fifteen customers, for the nine months ended September 30, 2006 and 2005, respectively, management does not believe significant risk exists in connection with the Company’s concentrations of credit at September 30, 2006 and December 31, 2005.

For the three months ended September 30, 2006 and 2005, there are three customers in each period, which individually account for more than 10% of revenue for the respective period. For the nine months ended September 30, 2006 and 2005, there are two and three customers respectively, which individually account for more than 10% of revenue for the respective period.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments such as amounts due from charterers, accounts payable and long term debt approximate their individual carrying amounts as of September 30, 2006 and December 31, 2005 due to their short-term maturity or the variable-rate nature of the respective borrowings.

The fair value of the interest rate swaps (used for purposes other than trading) is the estimated amount the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the swaps’ counterparty.

Interest rate risk management

The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to its borrowings. The Company held three interest rate risk management instruments at September 30, 2006 and one at December 31, 2005, in order to manage future interest costs and the risk associated with changing interest rates.

 The differential to be paid or received for the effectively hedged portion of any swap agreement is recognized as an adjustment to interest expense as incurred. Additionally, the change in value for the portion of the swaps that are effectively hedged is reflected as a component of other comprehensive income (“OCI”).

For the portion of the forward interest rate swaps that are not effectively hedged, the change in the value and the rate differential to be paid or received is recognized as (expense) income from derivative instruments and is listed as a component of other (expense) income until such time the Company has obligations against which the swap is designated and is an effective hedge.

Derivative financial instruments

To manage its exposure to fluctuating interest rates, the Company uses interest rate swap agreements. Interest rate differentials to be paid or received under these agreements for any portion of designated debt that is effectively hedged is accrued and recognized as an adjustment of interest expense. The interest rate differential on the swaps that do not have designated debt or is not effectively hedged will be reflected as (expense) income from derivative instruments and is listed as a component of other (expense) income. The fair value of the interest rate swap agreements is recognized in the financial statements as a non-current asset or liability.

Amounts receivable or payable arising at the settlement of hedged interest rate swaps are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist. Amounts receivable or payable arising at the settlement of unhedged interest rate swaps are reflected as (expense) income from derivative instruments and is listed as a component of other (expense) income.

New accounting pronouncements

SFAS 157 - Fair Value Measurements: The FASB issued Statement No. 157 ("SFAS 57") on September 15, 2006. SFAS 57 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the Statement's issuance, guidance for applying fair value was incorporated in several accounting pronouncements. The new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. While the statement does not add any new fair value measurements, it does change current practice. On such change is a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this Statement on January 1, 2007, is not expected to have a material impact on the financial statements of the Company.

3 - CASH FLOW INFORMATION

The Company entered into the 4.485% Swap during 2005 and the 5.075% Swap and 5.25% Swap during March 2006, collectively (the “Swaps”). The Swaps are described and discussed in Note 7. The fair value of the 4.485% Swap is in an asset position of $4,158 and $2,325 as of September 30, 2006 and December 31, 2005, respectively. The fair values of the 5.075% Swap and 5.25% Swap are in a liability position of $1,202 and $0 as of September 30, 2006 and December 31, 2005, respectively.

The Company had non-cash operating items for dry docking costs not included in the Consolidated Statement of Cash Flows in the amount of $565 and $0, respectively, for items included in deferred dry docking and accounts payable and accrued expenses for the nine months ended September 30, 2006 and 2005.

The Company granted restricted stock to its employees and directors in 2005. The fair value of such restricted stock was $2,940 on the grant dates and was recorded in equity as part of paid in capital.

Cash paid during the period for interest on the Consolidated Statement of Cash Flows includes the rate differential associated with any hedged interest rate swap.

4 - VESSEL ACQUISITION

On October 14, 2005, the Company took delivery of the Genco Muse, a 48,913 dwt Handymax drybulk carrier and the results of its operations is included in the consolidated results of the Company after that date. The vessel is a 2001 Japanese-built vessel. The total purchase price of the vessel was $34,450. The purchase price included the assumption of an existing time charter with Qatar Navigation QSC at a rate of $26.5 per day. Due to the above market rate of the existing time charter, the Company has capitalized $3,492 of the purchase price as an asset which is being amortized as a reduction of voyage revenues through September 2007 (the remaining term of the charter). For the three months ended September, 2006 and 2005, $466 and $0, respectively was amortized, and for the nine months ended September, 2006 and 2005, $1,383 and $0 was amortized. At September 30, 2006 and December 31, 2005 $1,710 and $3,094, respectively, remains unamortized.

The purchase of the Genco Muse is consistent with the Company's strategy of selectively expanding the number of high-quality vessels in the fleet.

On July 10, 2006, the Company entered into an agreement with affiliates of Franco Compania Naviera S.A. under which the Company is to purchase three drybulk vessels for an aggregate price of $81,250, two of which were delivered in November 2006 and the third of which is expected to be delivered on or about November 16, 2006. The acquisition is subject to customary closing conditions. The Company expects to finance the purchase from its credit facility. The acquisition consists of a 1999 Japanese-built Panamax vessel to be named the Genco Acheron, a 1998 Japanese-built Panamax vessel to be named the Genco Surprise, and a 1994 Japanese-built Handymax vessel to be named the Genco Commander. With the addition of these vessels, Genco's fleet will consist of seven Panamax, eight Handymax, and five Handysize drybulk carriers, with a total carrying capacity of approximately 1,029,000 dwt and an average fleet age of nine years. See Subsequent Events - Note 18 for delivery of vessels subsequent to September 30, 2006.

5 - EARNINGS PER COMMON SHARE

The computation of basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings (loss) per share assumes the vesting of granted restricted stock awards (see Note 16), for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the three and nine months ended September 30, 2006, the restricted stock grants are dilutive. For the three and nine months ended September 30, 2005 there were no restricted shares granted.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	25,288,695	22,575,652	25,270,831	16,558,462

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	25,288,695	22,575,652	25,270,831	16,558,462

Weighted average restricted stock awards	83,187	-	67,200	-

Weighted average common shares outstanding, diluted	25,371,882	22,575,652	25,338,031	16,558,462

6 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

In June 2006, the Company made an employee performing internal audit services available to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board, Chief Executive Officer and President, and Stephen A. Kaplan also serves as a director. For the nine months ended September 30, 2006, the Company invoiced $17 to GMC for the time associated with such internal audit services. In 2005, no such arrangement was in place. In April 2005, the Company began renting office space in a building leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman of the Board. There was no lease agreement between the Company and GenMar Realty LLC. The Company paid an occupancy fee on a month-to-month basis in the amount of $55. For the nine months ended September 30, 2005, the Company incurred $275. This lease was terminated at December 31, 2005, and there is no such arrangement in place for 2006. At September 30, 2006, the amount due the Company from GMC is $9. No amounts were owed on December 31, 2005.

During the nine months ended September 30, 2006 and 2005, the Company incurred travel-related and miscellaneous expenditures totaling $186 and $113, respectively. These travel-related expenditures are reimbursable to GMC or its service provider. For the nine months ended September 30, 2006 and 2005, approximately $49 and $113, respectively of these travel expenditures were paid from the gross proceeds received from the initial public offering and as such were included in the determination of net proceeds. Prior to the initial public offering, and for the nine months ended September 30, 2005, the Company purchased $25 of computers and incurred $17 of expense for consultative services provided by GMC.

During the nine months ended September 30, 2006 and 2005, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $64 and $174, respectively, from Constantine Georgiopoulos, father of Peter C. Georgiopoulos, Chairman of the Board. At September 30, 2006 and December 31, 2005, $36 and $27, respectively was outstanding to Constantine Georgiopoulos.

7 - LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2006	December 31, 2005

Revolver, New Credit Facility	$138,808	$130,683
Less: Current portion of revolver	-	-

Long-term debt	$138,808	$130,683

New credit facility

The Company entered into the New Credit Facility as of July 29, 2005. The New Credit Facility is with a syndicate of commercial lenders consisting of Nordea Bank Finland Plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citigroup Global Markets Limited. The New Credit Facility has been used to refinance our indebtedness under the Company's Original Credit Facility, and may be used in the future to acquire additional vessels and for working capital requirements. Under the terms of the New Credit Facility, borrowings in the amount of $106,233 were used to repay indebtedness under the Original Credit Facility, and additional net borrowings of $24,450 were obtained to fund the acquisition of the Genco Muse. In July 2006, the Company increased the line of credit by $100,000 and in July 2006 borrowed $8,125 for deposits on the new vessels to be acquired. As of September 30, 2006, the amount available on the credit facility to fund future vessel acquisitions is $411,192. The Company may borrow up to $20,000 of the available credit facility for working capital purposes.

The New Credit Facility has a term of ten years maturing on July 29, 2015. The facility permits borrowings up to 65% of the fair value of the vessels that secure the obligations under the New Credit Facility up to the facility limit, provided that conditions to drawdown are satisfied. Certain of these conditions require the Company, among other things, to provide to the lenders acceptable valuations of the vessels in our fleet confirming that the aggregate amount outstanding under the facility (determined on a pro forma basis giving effect to the amount proposed to be drawn down) will not exceed 65% of the value of the vessels pledged as collateral. At September 30, 2006, the New Credit Facility limit is $550,000 for the balance of the initial period of six years. Thereafter, the facility limit is reduced by an amount equal to 8.125% of the total $550,000 commitment, semi-annually over a period of four years and is reduced to $0 on the tenth anniversary.

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

The New Credit Facility has certain financial covenants that require among other things to ensure that the fair market value of the collateral vessels maintains a certain multiple as compared to the outstanding indebtedness; maintain a certain ratio of total indebtedness to total capitalization; maintain a certain ratio of earnings before interest, taxes, depreciation and amortization to interest expense; maintain a net worth of approximately $263 million; and maintain working capital liquidity in an amount of not less than $500 per vessel securing the borrowings. Additionally there are certain non-financial covenants that require among other things to provide the lender with certain legal documentation such as the mortgage on a newly acquired vessel using funds from the New Credit Facility, and other periodic communications with the lender that include certain compliance certificates at the time of borrowing and on a quarterly basis. For the period since facility inception through September 30, 2006, the Company has been in compliance with these covenants, except for an age covenant in conjunction with the acquisition of the Genco Commander, a 1994 vessel, for which the Company obtained a waiver.

The New Credit Facility permits the issuance of letters of credit up to a maximum amount of $50,000. The conditions under which the letter of credit amounts can be issued are substantially the same as the conditions for borrowing funds under the facility. Each letter of credit must terminate within twelve months, but can be extended for successive periods also not exceeding twelve months. The Company pays a fee of 1/8 of 1% per annum on the amount of letters of credit outstanding. At September 30, 2006 and December 31, 2005, there were no letters of credit issued under the New Credit Facility.

The following table sets forth our maturity dates of the revolver as of September 30, 2006:

Period Ending December 31,	Total

2006 (October 1, 2006 - December 31, 2006)	$-
2007	-
2008	-
2009	-
2010	-
Thereafter	138,808

$138,808

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

Interest income (expense) pertaining to this interest rate swap for the three months ended September 30, 2006 and 2005 was $240 and $(36), respectively. Interest income (expense) pertaining to this interest rate swap for the nine months ended September 30, 2006 and 2005 was $385 and $(36), respectively.

The Company, on March 24, 2006, entered into a forward interest rate swap agreement with a notional amount of $50,000, and has a fixed interest rate on the notional amount of 5.075% from January 2, 2008 through January 2, 2013 (the “5.075% Swap”). The change in the value of this swap and the rate differential to be paid or received for this swap agreement is recognized as (expense) income from derivative instruments and is listed as a component of other (expense) income until such time the Company has obligations against which the swap is designated and is an effective hedge.

The Company, on March 29, 2006, entered into a forward interest rate swap agreement with a notional amount of $50,000 and has a fixed interest rate on the notional amount of 5.25% from January 2, 2007 through January 2, 2014 (the“5.25% Swap”). The change in the value of this swap and the rate differential to be paid or received for this swap agreement is recognized as (expense) income from derivative instruments and is listed as a component of other (expense) income until such time the Company has obligations against which the swap is designated and is an effective hedge. Effective July 2006, the Company has designated $32,575 of the swap’s notional amount against the Company’s debt and has utilized hedge accounting whereby the change in value for the portion of the swap that is effectively hedged is recorded as a component of OCI.

For the portion of the Company debt which has been hedged and the rate differential on the swap is in effect, the total interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95% in the first 5 years of the New Credit Facility and 1.0% in the last five years.

The 5.075% Swap and the 5.25% Swap do not have any interest income or expense as the swaps are not effective until January 2, 2008 and January 2, 2007, respectively. The rate differential on the portion of the swap that has not been designated against the Company’s debt and any portion of the swap that is ineffectively hedged for these two instruments will be reflected as (expense) income from derivative instruments and is listed as a component of other (expense) income once effective. The rate differential on any portion of the swaps that effectively hedges our debt will be recognized as an adjustment to interest expense as incurred.

The asset associated with the 4.485% Swap at September 30, 2006 and December 31, 2005 is $4,158 and $2,325, respectively, and is presented as the fair value of derivatives on the balance sheet. The liability associated with the 5.075% Swap and the 5.25% Swap at September 30, 2006 and December 31, 2005 is $1,202 and $0, respectively, and is presented as the fair value of derivatives on the balance sheet. As of September 30, 2006 and December 31, 2005, the Company has accumulated OCI of $2,954 and $2,325, respectively, related to the 4.485% Swap and a portion of the 5.25% Swap that is effectively hedged. The 5.075% Swap and portion of the 5.25% Swap that has not been designated against the Company’s debt plus any portion not effectively hedged, combined, resulted in (expense) income from derivative instruments of $(2,195) and $2, respectively for the three and nine months ended September 30, 2006, due to the change in the value of these instruments.

Interest rates

The effective interest rates, including the cost associated with unused commitment fees, and the rate differential on the 4.485% Swap, for the three months ended September 30, 2006 and 2005, were 6.74% and 5.26%, respectively. The interest rates on the debt, excluding the unused commitment fess ranged from 6.14% to 6.45% and from 4.45% to 4.76% for the three months ended September 30, 2006 and 2005, respectively.

The effective interest rates, including the cost associated with unused commitment fees, and the rate differential on the 4.485% Swap, for the nine months ended September 30, 2006 and 2005, were 6.56% and 4.60%, respectively. The interest rates on the debt, excluding the unused commitment fees ranged from 5.20% to 6.45% and from 3.69% to 4.76% for the nine months ended September 30, 2006 and 2005, respectively.

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$65,599	$65,599	$46,912	$46,912
Floating rate debt	138,808	138,808	130,683	130,683
Derivative instruments - asset position	4,158	4,158	2,325	2,325
Derivative instruments - liability position	1,202	1,202	-	-

The fair value of the revolving credit facilities are estimated based on current rates offered to the Company for similar debt of the same remaining maturities. The carrying value approximates the fair market value for the variable rate loans. The fair value of the interest rate swap (used for purposes other than trading) is the estimated amount the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the swap counterparty.

9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2006	December 31, 2005
Lubricant inventory and other stores	$1,393	$1,019
Prepaid items	1,556	809
Other	1,338	746
Total	$4,287	$2,574

10 - OTHER ASSETS, NET

Other assets consist of the following:

(i) Deferred financing costs which include fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized over the life of the related debt, which is included in interest expense. In July 2005, the Company entered into the New Credit Facility, which resulted in a write-off of $4,103, in the third quarter of 2005, of unamortized deferred financing costs associated with the Original Credit Facility. The Company has incurred deferred financing costs of $3,725 on the New Credit Facility. Accumulated amortization of deferred financing costs as of September 30, 2006 and December 31, 2005 was $369 and $126, respectively.

(ii) Value of time charter acquired which represents the value assigned to the time charter acquired with the Genco Muse in October 2005. The value assigned to the time charter was $3,492. This intangible asset is amortized as a component of revenue over the minimum life of the time charter. The amount amortized for this intangible asset was $466 and $0, respectively for the three months ended September 30, 2006 and 2005, and $1,383 and $0, respectively for the nine months ended September 30, 2006 and 2005. At September 30, 2006 and December 31, 2005, $1,710 and $3,094, respectively, remains unamortized.

11 - FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2006	December 31, 2005
Fixed assets:
Vessel equipment	$508	$69
Leasehold improvements	1,142	1,146
Furniture and fixtures	210	96
Computer equipment	338	260
Total cost	2,198	1,571
Less: accumulated depreciation and amortization	265	49
Total	$1,933	$1,522

12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2006	December 31, 2005
Accounts payable	$1,351	$1,018
Accrued general and administrative	3,145	2,701
Accrued vessel operating expenses	2,213	2,259

Total	$6,709	$5,978

13 - REVENUE FROM TIME CHARTERS

Total revenue earned on time charters for the three months ended September 30, 2006 and 2005 was $32,642 and $31,172, respectively, and for the nine months ended September 30, 2006 and 2005 was $97,516 and $83,521, respectively. Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of September 30, 2006 is expected to be $30,335 for the balance of 2006 and $47,061 during 2007, assuming no off-hire time is incurred and the Genco Surprise is delivered on November 16, 2006.

14 - LEASE PAYMENTS

In September 2005, the Company entered into a 15-year lease for office space in New York, New York. The monthly rental is as follows: Free rent from September 1, 2005 to July 31, 2006, $40 per month from August 1, 2006 to August 31, 2010, $43 per month from September 1, 2010 to August 31, 2015, and $46 per month from September 1, 2015 to August 31, 2020. The Company obtained a tenant work credit of $324. The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39. As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company has a deferred rent credit at September 30, 2006 and December 31, 2005 $748 and $479, respectively. The Company has the option to extend the lease for a period of 5 years from September 1, 2020 to August 31, 2025. The rent for the renewal period will be based on prevailing market rate for the six months prior to the commencement date of the extension term.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $121 for the remainder of 2006, $486 per year for 2007 through 2009, $496 for 2010 and $5,168 thereafter.

15 - SAVINGS PLAN

In August 2005, the Company established a 401(k) Plan (the “Plan”) which is available to full-time employees who meet the Plan’s eligibility requirements. This Plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis. The matching contribution vests immediately. For three months ended September 30, 2006 and 2005, the Company’s matching contribution to the Plan was $19 and $10, respectively, and for the nine months ended September 30, 2006 and 2005, the Company’s matching contribution to the Plan was $70 and $10, respectively.

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

On October 31, 2005, the Company made grants of restricted common stock under its equity incentive plan in the amount of 111,412 shares to the executive officers and employees and 7,200 shares to directors of the Company. The executive and employee grants vest ratably on each of the four anniversaries of the date of the Company’s initial public offering (July 22, 2005). On July 22, 2006, 27,853 shares of the employees’ restricted stock vested. Grants to the directors vested in full on May 18, 2006, the date of the Company’s annual shareholders’ meeting. Upon grant of the restricted stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $1,949, was recorded as a component of paid in capital in shareholders’ equity. The unamortized portion of this award at September 30, 2006 and December 31, 2005 was $782 and $1,689, respectively. Amortization of this charge, which is included in general and administrative expenses was $174 and $0, for the three months ended September 30, 2006 and 2005, respectively, and $906 and $0, for the nine months ended September 30, 2006 and 2005, respectively. The remaining expense for the years ended 2006, 2007, 2008 and 2009 will be $125, $394, $200, and $64, respectively.

On December 21, 2005, the Company made grants of restricted common stock under its equity incentive plan in the amount of 55,600 shares to the executive officers and employees of the Company. These grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2006. Upon grant of the restricted stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $991, was recorded as a component of paid in capital in shareholders’ equity. The unamortized portion of this award at September 30, 2006 and December 31, 2005 was $547 and $974, respectively. Amortization of this charge, which is included in general and administrative expenses was $144 and $0, for the three months ended September 30, 2006 and 2005, respectively, and $427 and $0, for the nine months ended September 30, 2006 and 2005, respectively. The remaining expense for the years ended 2006, 2007, 2008 and 2009 will be $106, $253, $134, and $54, respectively.

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

18 - SUBSEQUENT EVENTS

On October 26, 2006, the Board of Directors declared a dividend of $0.60 per share to be paid on or about November 30, 2006 to shareholders of record as of November 16, 2006.  The aggregate amount of the dividend is expected to be $15,261, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

The Company took delivery of the Genco Commander, a 45,518 dwt Handysize drybulk carrier, on November 2, 2006 pursuant to the agreement with Franco Compania Naviera S.A. The total purchase price was $21,000 which a $2,100 deposit was paid in July 2006. The balance of $18,900 was funded by utilizing the New Credit Facility.

Additionally, the Company also took delivery of the Genco Acheron, a 72,495 dwt Panamax drybulk carrier, on November 7, 2006 pursuant to the aforementioned agreement with Franco Compania Naviera S.A. The total purchase price was $30,750 which a $3,075 deposit was paid in July 2006. The balance of $27,675 was also funded by utilizing the New Credit Facility.

These vessels acquisitions are consistent with the Company’s strategy of selectively expanding the number of high-quality vessels in the fleet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including new building of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (ix) the Company’s acquisition or disposition of vessels; (x) the fulfillment of the closing conditions under the Company’s agreement to acquire the remaining drybulk vessel; and other factors listed from time to time in our public filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2005 and subsequent reports on Form 10-Q and Form 8-K. Our ability to pay dividends in any period will depend upon factors including the limitations under our loan agreements, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this 10-Q.

General

We are a Marshall Islands company incorporated in September 2004 to transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. As of September 30, 2006, our fleet consisted of five Panamax, seven Handymax and five Handysize drybulk carriers, with an aggregate carrying capacity of approximately 839,000 dwt. The average age of our fleet was approximately 9 years as of September 30, 2006 as compared to the average age for the world fleet of approximately 15 years for the drybulk shipping segments in which we compete. All of the vessels in our fleet are on time charters to reputable charterers, including Lauritzen Bulkers, Cargill, HMMC, BHP, DS Norden, EDF Man Shipping, and NYK Europe or operate in the Baumarine Panamax pool. With the exception of the Genco Leader and the Genco Trader, our vessels are fixed on long-term time charters with original terms greater than one year that expire (assuming the option periods in the time charters are not exercised and the Genco Surprise is delivered in November 2006) between December 2006 and November 2007.

Each vessel in our fleet was delivered to us on the date specified in the following chart:

Vessel Acquired	Date Delivered	Class	Year Built

Genco Reliance	12/6/04	Handysize	1999
Genco Glory	12/8/04	Handymax	1984
Genco Vigour	12/15/04	Panamax	1999
Genco Explorer	12/17/04	Handysize	1999
Genco Carrier	12/28/04	Handymax	1998
Genco Sugar	12/30/04	Handysize	1998
Genco Pioneer	1/4/05	Handysize	1999
Genco Progress	1/12/05	Handysize	1999
Genco Wisdom	1/13/05	Handymax	1997
Genco Success	1/31/05	Handymax	1997
Genco Beauty	2/7/05	Panamax	1999
Genco Knight	2/16/05	Panamax	1999
Genco Leader	2/16/05	Panamax	1999
Genco Marine	3/29/05	Handymax	1996
Genco Prosperity	4/4/05	Handymax	1997
Genco Trader	6/7/05	Panamax	1990
Genco Muse	10/14/05	Handymax	2001
Genco Commander	11/2/06	Handymax	1994
Genco Acheron	11/7/06	Panamax	1999

On July 10, 2006, the Company entered into an agreement with affiliates of Franco Compania Naviera S.A. under which the Company is to purchase three drybulk vessels, two of which were delivered in November 2006 and the third of which is expected to be delivered on or about November 16, 2006. The acquisition is subject to customary closing conditions. The acquisition consists of a 1999 Japanese-built Panamax vessel to be named the Genco Acheron, a 1998 Japanese-built Panamax vessel to be named the Genco Surprise, and a 1994 Japanese-built Handymax vessel to be named the Genco Commander. With the addition of these vessels, Genco's fleet will consist of seven Panamax, eight Handymax, and five Handysize drybulk carriers, with a total carrying capacity of approximately 1,029,000 dwt and an average fleet age of nine years.

We intend to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow. In connection with this growth strategy, we negotiated an increase in the New Credit Facility to $550 million.

Our management team and our other employees are responsible for the commercial and strategic management of our fleet. Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters and voyage charters, and monitoring the performance of our vessels under their charters. Strategic management includes locating, purchasing, financing and selling vessels. As of September 30, 2006, we contract with Wallem Shipmanagement, Anglo-Eastern Group and Barber International Ltd., which are independent technical managers that provide technical management of our fleet at a lower cost than we believe would be possible in-house. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Members of our New York City-based management team oversee the activities of our independent technical managers.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and nine months ended September 30, 2006 and 2005. Because predominately all of our vessels have operated on time charters, our TCE rates equal our time charter rates less voyage expenses consisting primarily of brokerage commissions paid by us to parties.

	For the three months ended September 30,		Increase
	2006	2005	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Panamax	460.0	460.0	0.0	0.0%
Handymax	644.0	552.0	92.0	16.7%
Handysize	460.0	460.0	0.0	0.0%
Total	1,564.0	1,472.0	92.0	6.3%

Available days (2)
Panamax	459.7	460.0	(0.3)	(0.1%)
Handymax	629.6	552.0	77.6	14.1%
Handysize	460.0	460.0	0.0	0.0%
Total	1,549.3	1,472.0	77.3	5.3%

Operating days (3)
Panamax	452.7	457.7	(5.0)	(1.1%)
Handymax	623.5	551.3	72.2	13.1%
Handysize	458.7	451.2	7.5	1.7%
Total	1,534.9	1,460.2	74.7	5.1%

Fleet utilization (4)
Panamax	98.5%	99.5%	(1.0%)	(1.0%)
Handymax	99.0%	99.9%	(0.9%)	(0.9%)
Handysize	99.7%	98.1%	1.6%	1.6%
Fleet average	99.1%	99.2%	(0.1%)	(0.1%)

	For the three months ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Panamax	$24,111	$22,937	$1,174	5.1%
Handymax	20,951	21,301	(350)	(1.6%)
Handysize	15,893	16,803	(910)	(5.4%)
Fleet average	20,387	20,407	(20)	(0.1%)

Daily vessel operating expenses (6)
Panamax	$3,820	$2,779	$1,041	37.5%
Handymax	3,770	2,603	1,167	44.8%
Handysize	3,418	2,398	1,020	42.5%
Fleet average	3,681	2,594	1,087	41.9%

	For the nine months ended September 30,		Increase
	2006	2005	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Panamax	1,365.0	1,078.6	286.4	26.6%
Handymax	1,911.0	1,415.7	495.3	35.0%
Handysize	1,365.0	1,350.9	14.1	1.0%
Total	4,641.0	3,845.2	795.8	20.7%

Available days (2)
Panamax	1,355.8	1,073.2	282.6	26.3%
Handymax	1,887.6	1,412.4	475.2	33.6%
Handysize	1,365.0	1,350.0	15.0	1.1%
Total	4,608.4	3,835.7	772.7	20.1%

Operating days (3)
Panamax	1,344.0	1,063.8	280.2	26.3%
Handymax	1,864.5	1,401.9	462.6	33.0%
Handysize	1,363.0	1,338.6	24.4	1.8%
Total	4,571.4	3,804.3	767.1	20.2%

Fleet utilization (4)
Panamax	99.1%	99.1%	0.0%	0.0%
Handymax	98.8%	99.3%	(0.5%)	(0.5%)
Handysize	99.9%	99.2%	0.7%	0.7%
Fleet average	99.2%	99.2%	0.0%	0.0%

	For the nine months ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Panamax	$23,492	$25,684	($2,192)	(8.5%)
Handymax	21,050	21,261	(211)	(1.0%)
Handysize	16,639	16,951	(312)	(1.8%)
Fleet average	20,462	20,981	(519)	(2.5%)

Daily vessel operating expenses (6)
Panamax	$3,437	$2,643	$794	30.0%
Handymax	3,243	2,409	834	34.6%
Handysize	3,028	2,213	815	36.8%
Fleet average	3,237	2,406	831	34.5%

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

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(U.S. dollars in thousands)
Voyage revenues	$32,642	$31,172	$97,516	$83,521
Voyage expenses	1,056	1,134	3,220	3,044
Net voyage revenue	$31,586	$30,038	$94,296	$80,477

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

Operating Data

	For the three months ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)

Revenues	$32,642	$31,172	$1,470	4.7%

Operating Expenses:
Voyage expenses	1,056	1,134	(78)	(6.9%)
Vessel operating expenses	5,757	3,818	1,939	50.8%
General and administrative expenses	2,055	1,222	833	68.2%
Management fees	353	326	27	8.3%
Depreciation and amortization	6,681	6,116	565	9.2%

Total operating expenses	15,902	12,616	3,286	26.0%

Operating income	16,740	18,556	(1,816)	(9.8%)
Other (expense) income	(3,836)	(6,216)	2,380	38.3%

Net income	$12,904	$12,340	564	4.6%

Earnings per share - Basic	$0.51	$0.55	($0.04)	(7.3%)
Earnings per share - Diluted	$0.51	$0.55	($0.04)	(7.3%)
Dividends declared per share	$0.60	$0.60	-	-
Dividends paid per share	$0.60	-	$0.60	N/A
Weighted average common shares outstanding - Basic	25,288,695	22,575,652	2,713,043	12.0%
Weighted average common shares outstanding - Diluted	25,371,882	22,575,652	2,796,230	12.4%

EBITDA (1)	$22,010	$24,672	$(2,662)	(10.8%)

	For the nine months ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)

Revenues	$97,516	$83,521	$13,995	16.8%

Operating Expenses:
Voyage expenses	3,220	3,044	176	5.8%
Vessel operating expenses	15,022	9,250	5,772	62.4%
General and administrative expenses	6,808	2,415	4,393	181.9%
Management fees	1,047	1,135	(88)	(7.8%)
Depreciation and amortization	19,638	15,767	3,871	24.6%

Total operating expenses	45,735	31,611	14,124	44.7%

Operating income	51,781	51,910	(129)	(0.2%)
Other (expense) income	(4,777)	(12,568)	7,791	(62.0%)

Net income	$47,004	$39,342	7,662	19.5%

Earnings per share - Basic	$1.86	$2.38	($0.52)	(21.8%)
Earnings per share - Diluted	$1.86	$2.38	($0.52)	(21.8%)
Dividends declared per share	$1.80	$0.60	$1.20	N/A
Dividends paid per share	$1.80	-	$1.80	N/A
Weighted average common shares outstanding - Basic	25,270,831	16,558,462	8,712,369	52.6%
Weighted average common shares outstanding - Diluted	25,338,031	16,558,462	8,779,569	53.0%

EBITDA (1)	$74,138	$67,677	$6,461	9.5%

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

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(U.S. dollars in thousands except for per share amounts)

Net income	$ 12,904	$ 12,340	$ 47,004	$ 39,342
Net interest expense	1,641	6,216	4,779	12,568
Income tax expense	—	—	—	—
Amortization of value of time charter acquired (1)	466	—	1,383	—
Amortization of restricted stock compensation	318	—	1,334	—
Depreciation and amortization	6,681	6,116	19,638	15,767

EBITDA	$ 22,010	$ 24,672	$ 74,138	$ 67,677

(1) Amortization of value of time charter acquired is included in other long-term assets.

Results of Operations

The following table sets forth information about the charters in our fleet:

Vessel	Time Charter Rate (1)		Charterer	Charter Expiration (2)

Genco Beauty	$29,000		Cargill	February 2007
Genco Knight	29,000		BHP	February 2007
Genco Leader	Spot		Baumarine Panamax Pool	Not Applicable
Genco Vigour	29,000		BHP	December 2006
Genco Trader	Spot		Baumarine Panamax Pool	Not Applicable
Genco Success	23,850 24,000	(3)	KLC	January 2007 January 2008
Genco Carrier	24,000		DBCN Corporation	December 2006
Genco Prosperity	23,000		DS Norden	March 2007
Genco Wisdom	24,000		HMMC	January 2007
Genco Marine	18,000	(4)	NYK Europe	March 2007
Genco Glory	18,250		EDF Man Shipping	December 2006
Genco Muse	26,500	(5)	Qatar Navigation QSC	September 2007
Genco Explorer	13,500		Lauritzen Bulkers	July 2007
Genco Pioneer	13,500		Lauritzen Bulkers	August 2007
Genco Progress	13,500		Lauritzen Bulkers	August 2007
Genco Reliance	13,500		Lauritzen Bulkers	July 2007
Genco Sugar	13,500		Lauritzen Bulkers	July 2007
Genco Surprise (6)	25,000		Cosco Bulk Carrier Co., Ltd.	12 to 14 months from delivery date
Genco Commander (6)	19,750		A/S Klaveness	11 to 13 months from delivery date
Genco Acheron (6)	28,500		Global Maritime Investments Limited	55 to 135 days from delivery date

(1) Time charter rates presented are the gross daily charterhire rates before the payments of brokerage commissions ranging from 1.25% to 5% to third parties. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(2) The dates presented on this table represent the earliest dates that our charters may be terminated. Except with respect to the Genco Trader and Genco Leader charters, under the terms of the contracts, charterers are entitled to extend time charters from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(3) The Company extended time charter for an additional eleven to thirteen months at a rate of $24,000 per day, less a 5% third party brokerage commission. The time charter would commence February 1, 2007 following the expiration of the vessel's current time charter in January 2007. The extension is subject to completion of definitive agreements acceptable to both Genco and Korea Line Corporation.

(4) The time charter rate was $26,000 until March 2006 and $18,000 thereafter. For purposes of revenue recognition, the charter contract is reflected on a straight-line basis in accordance with U.S. GAAP.

(5) Since this vessel was acquired with an existing time charter at an above market rate, the Company allocates the purchase price between the vessel and an intangible asset for the value assigned to the above market charterhire. This intangible asset is amortized as a reduction to voyage revenues over the remaining term of the charter, resulting in a daily rate of approximately $22,000 recognized as revenue. For cash flow purposes, the Company will continue to receive $26,500 per day.

(6) On July 10, 2006, Genco Shipping & Trading Limited agreed to acquire three drybulk vessels from affiliates of Franco Compania Naviera S.A., two of which vessels were delivered in November 2006 and the third of which is expected to be delivered on or about November 16, 2006. The acquisition is subject to customary closing conditions.

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

REVENUES-

For the three months ended September 30, 2006, revenues grew 4.7% to $32.6 million versus $31.2 million for the three months ended September 30, 2005. Revenues in both periods consisted of charter payments for our vessels. The increase in revenues was due to the operation of a larger fleet.

The average TCE rate of our fleet declined by 0.1% to $20,387 a day for the three months ended September 30, 2006 from $20,407 a day for the three months ended September 30, 2005. The decrease was due mostly to higher charter rates achieved in the third quarter of 2005 versus the third quarter of 2006 for the five handysize vessels on charter with Lauritzen Bulkers A/S, which entered new time charter contracts at $13,500 per vessel per day during the third quarter of 2006. The aforementioned decrease was countered by higher rates achieved in the third quarter of 2006 versus the same period last year for the Genco Leader and Genco Trader, the two vessels operating in the Baumarine spot pool, which are subject to fluctuations of the spot market.

For the three months ended September 30, 2006 and 2005, we had ownership days of 1,564.0 days and 1472.0 days, respectively. Fleet utilization for the same three month periods remained relatively static at 99.1% and 99.2%, respectively.

VOYAGE EXPENSES-

For the three months ended September 30, 2006 and 2005, voyage expenses were $1.1 and $1.1 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $5.8 million from $3.8 million for the three months ended September 30, 2006 and 2005, respectively. This was mostly due to lower than normal vessel operating expenses incurred in the third quarter of 2005 attributable to the start-up period of operations for our fleet. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet incurs over a full year of operation. Furthermore, the third quarter of 2006 experienced higher vessel operating costs due to the accelerated timing of purchases of spares and stores for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

For the three months ended September 30, 2006 and 2005, the average daily vessel operating expenses for our fleet were $3,681 and $2,594 per day, respectively. For the quarter ended September 30, 2006, daily vessel operating expenses for our fleet were $497 above the $3,184 budgeted by the Company and our technical managers for the 12-month period of 2006. The additional per day operating expense for the third quarter of 2006 does not reflect a change in our operating structure; rather it reflects timing issues related to the purchase of spares and stores that are typically used throughout the year. We expect daily operating expenses for our fleet for the full year of 2006 to remain within the $3,184 budgeted by the Company and our technical managers.

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

Based on our preliminary budget figures for 2007, we believe that the major operational categories of crewing, lubes and insurance costs will rise, resulting in a higher operating budget for 2007.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the three months ended September 30, 2006 and 2005, general and administrative expenses were $2.1 and $1.2 million, respectively. The increased general and administrative expenses were due to the expansion of our fleet during 2005 and costs related to operating as a publicly-traded company. We expect general and administrative expenses to increase as a result of the expansion of our fleet and the costs associated with running a public company for a full twelve-month period, including the preparation of disclosure documents, legal and accounting costs, incremental director and officer liability insurance costs, incremental director and executive compensation, and costs related to compliance with the Sarbanes-Oxley Act of 2002.

MANAGEMENT FEES-

For the three months ended September 30, 2006 and 2005, management fees were $0.4 and $0.3 million, respectively. Technical management fees for the three months ended September 30, 2006 were paid to our independent ship managers.

(EXPENSE) INCOME FROM DERIVATIVE INSTRUMENTS-

The Company, on March 24, 2006, entered into a forward interest rate swap agreement with a notional amount of $50 million and has a fixed interest rate on the notional amount of 5.075% from January 2, 2008 through January 2, 2013 (the “5.075% Swap”). Additionally, on March 29, 2006, the Company entered into a forward interest rate swap agreement with a notional amount of $50 million and has a fixed interest rate on the notional amount of 5.25% from January 2, 2007 through January 2, 2014 (the “5.25% Swap”). Effective July 2006, the Company has designated $32.6 million of the 5.25% Swap’s notional amount against the Company’s debt and utilized hedge accounting.

The purpose of the 5.075% Swap and the 5.25% Swap is to manage future interest costs and the risk associated with changing interest rates. The gain or loss in the value of the 5.075% Swap and the portion of the 5.25% Swap that has not been designated against the Company’s debt and is not an effective hedge is recognized as (expense) income from derivative instruments and listed as a component of other (expense) income until such time the Company has obligations against which the swap is designated and is an effective hedge. See Note 7- Long-term debt of the financial statements for further details. The change in value for the portion of the 5.25% Swap that is effectively hedged has been recorded as a component of OCI.

For the three months ended September 30, 2006, (expense) from derivative instruments was $(2.2) million and is due solely to the change in value of the 5.075% Swap and the portion of the 5.25% Swap that has not been designated against the Company’s debt. For the three months ended September 30, 2005, the Company had no derivative instruments in place that resulted in (expense) income from derivative instruments.

DEPRECIATION AND AMORTIZATION-

For the three months ended September 30, 2006 and 2005, depreciation and amortization charges were $6.7 and $6.1 million, respectively, an increase of $0.6 million or 9.2%. The increase primarily was due to the growth in our fleet to 17 vessels for the three months ended September 30, 2006 as compared to an average of 16 vessels in operation for the three months ended September 30, 2005.

NET INTEREST EXPENSE-

Net interest expense consisted mostly of interest payments made under our Original Credit Facility and the New Credit Facility for the 2005 period, and our New Credit Facility for the 2006 period; additionally interest income as well as amortization of deferred financing costs related to our credit facilities is included, in both periods. Net interest expense declined to $1.6 million from $6.2 million for the three months ended September 30, 2006 and 2005, respectively. The decrease in net interest expense was a result of a one-time charge of $4.1 million in 2005 which is associated with the write-down of unamortized deferred bank charges related to our Original Credit Facility, lower interest margin and a lower debt outstanding under our New Credit Facility offset by higher interest rates during 2006.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

REVENUES-

For the nine months ended September 30, 2006, revenues grew 16.8% to $97.5 million versus $83.5 million for the nine months ended September 30, 2005. Revenues in both periods consisted of charter payments for our vessels. The increase in revenues was due primarily to the operation of a larger fleet.

The average TCE rate of our fleet declined by 2.5% to $20,462 a day for the nine months ended September 30, 2006 from $20,981 a day for the nine months ended September 30, 2005 mostly due to higher charter rates achieved in the 2005 versus 2006 for the Genco Leader, which is subject to fluctuations of the spot market. Additionally, the five handysize vessels on charter with Lauritzen Bulkers A/S, commenced new time charter contracts at $13,500 per vessel per day throughout the third quarter of 2006.

For the nine months ended September 30, 2006 and 2005, we had ownership days of 4,641.0 days and 3,845.2 days, respectively. Fleet utilization for the same nine month period remained static at 99.2% and 99.2%, respectively.

VOYAGE EXPENSES-

For the nine months ended September 30, 2006 and 2005, voyage expenses were $3.2 and $3.0 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $15.0 million from $9.3 million for the nine months ended September 30, 2006 and 2005, respectively. This was mostly due to the expansion of our fleet to 17 vessels for the nine months ended September 30, 2006 as compared to an average of 14 vessels in operation for the nine months ended September 30, 2005. The lower cost in 2005 was also due to the fact that 2005 was a start-up period as well as the accelerated timing of purchases of spares and stores in the third quarter of 2006 compared to the corresponding period in 2005.

For the nine months ended September 30, 2006 and 2005, the average daily vessel operating expenses for our fleet were $3,237 and $2,406 per day, respectively. As 2005 was our initial period of operations for the majority of our fleet, we believe the nine-month period ended September 30, 2006 is more reflective of our daily vessel operating expenses excluding the accelerated timing of purchases of spares and stores in the third quarter of 2006 compared to the corresponding period in 2005. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Our vessel operating expenses, which primarily consist of crew, maintenance and insurance costs for the vessels, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for insurance, may also cause these expenses to increase.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the nine months ended September 30, 2006 and 2005, general and administrative expenses were $6.8 and $2.4 million, respectively. The increased general and administrative expenses were due to the expansion of our fleet during 2005 and costs related to operating as a publicly-traded company. We expect general and administrative expenses to increase as a result of the expansion of our fleet and the costs associated with running a public company for a full twelve-month period, including the preparation of disclosure documents, legal and accounting costs, incremental director and officer liability insurance costs, incremental director and executive compensation, and costs related to compliance with the Sarbanes-Oxley Act of 2002.

MANAGEMENT FEES-

For the nine months ended September 30, 2006 and 2005, management fees were $1.0 and $1.1 million, respectively. Technical management fees for the nine months ended September 30, 2006 were paid to our independent ship managers.

(EXPENSE) INCOME FROM DERIVATIVE INSTRUMENTS-

For the nine months ended September 30, 2006, (expense) income from derivative instruments was only two thousand dollars and is due solely to the gain in value of the 5.075% Swap and the portion of the 5.25% Swap that has not been designated against the Company’s debt. For the nine months ended September 30, 2005, the Company had no derivative instruments in place that resulted in (expense) income from derivative instruments.

DEPRECIATION AND AMORTIZATION-

For the nine months ended September 30, 2006 and 2005, depreciation and amortization charges were $19.6 and $15.8 million, respectively, an increase of $3.8 million or 24.6%. The increase primarily was due to the growth in our fleet to 17 vessels for the nine months ended September 30, 2006 as compared to an average of 14 vessels in operation for the nine months ended September 30, 2005.

NET INTEREST EXPENSE-

Net interest expense consisted mostly of interest payments made under our Original Credit Facility and the New Credit Facility for the 2005 period, and our New Credit Facility for the 2006 period; additionally, interest income as well as amortization of deferred financing costs related to our credit facilities is included in both periods. Net interest expense declined to $4.8 million from $12.6 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease in net interest expense was a result of a one-time charge of $4.1 million in 2005 which is associated with the write-down of unamortized deferred bank charges related to our Original Credit

Facility, lower interest margin and a lower debt outstanding under our New Credit Facility offset by higher interest rates during 2006.

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

Dividend Policy

Our dividend policy is to declare quarterly distributions to shareholders by each February, May, August and November, which commenced in November 2005, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our board of directors determines we should maintain. These reserves may cover, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital. On February 9, 2006, April 27, 2006, and July 27, 2006 the Board of Directors declared a dividend related to the fourth quarter of 2005, the first quarter of 2006, and the second quarter of 2006, respectively, each for $0.60 per share. The dividends were paid on March 10, 2006, May 26, 2006, and August 31, 2006 to shareholders of record as of February 24, 2006, May 10, 2006, and August 17, 2006 respectively. The aggregate amount of the dividend paid was $45.8 million, which the Company funded from cash on hand. However, in the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends. Additionally, on October 26, 2006, the Board of Directors declared a dividend of $0.60 per share, to be paid on or about November 30, 2006 to shareholders of record as of November 16, 2006.

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

Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 2006 and 2005, was $66.3 and $62.7 million, respectively. The increase primarily was due to higher net income and depreciation and amortization in the nine months ended September 30, 2006 due to the operation of a larger fleet. Net cash from operating activities for nine months ended September 30, 2006 was primarily a result of recorded net income of $47.0 million, and depreciation and amortization charges of $19.6 million. For the nine months ended September 30, 2005, net cash provided from operating activities was primarily a result of recorded net income of $39.3 million, and depreciation and amortization charges of $15.8 million.

During the nine months ended September 30, 2005, the Company acquired a large portion of its fleet and net cash used in investing activities declined to $9.3 million from $236.3 million for the nine months ended September 30, 2006 and 2005, respectively, primarily for this reason. For the nine months ended September 30 2006, the cash used in investing activities related primarily to the deposit of $8.1 million for the purchase of the three vessels to be acquired plus purchase of fixed assets associated with the Company’s office. For the nine months ended September 30, 2005, the cash used in investing activities relating to the acquisition of vessels was $236.0 million.

Net cash (used in) provided by financing activities for the nine months ended September 30, 2006 and 2005 was $(38.4) and $213.4 million, respectively. For the nine months ended September 30, 2006, net cash used by financing activities consisted primarily of payment of cash dividends of $45.8 million offset by the $8.1 million of proceeds from credit facility used for deposit on the newly acquired vessels. For the nine months ended September 30, 2005, the primary sources of net cash provided by financing activities were proceeds of $231.2 from the Original Credit Facility to fund vessel acquisitions, net proceeds from our initial public offering of 230.1 million and $109.7 million in borrowings from borrowings under our New Credit Facility. In addition, during the nine months ended September 30, 2005, the Company retired $357.0 million of outstanding debt under the Original Credit Facility.

New Credit Facility

The Company’s New Credit Facility is with a syndicate of commercial lenders consisting of Nordea Bank Finland Plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citigroup Global Markets Limited. The New Credit Facility has been used to refinance our indebtedness under our Original Credit Facility, and may be used in the future to acquire additional vessels and for working capital requirements. Under the terms of our New Credit Facility, borrowings in the amount of $106.2 million were used to repay indebtedness under our Original Credit Facility and additional net borrowings of $24.5 million were obtained to fund the acquisition of the Genco Muse. In July 2006, the Company increased the line of credit by $100 million and borrowed $8.1 million for deposits on the newly acquired vessels. As of September 30, 2006, the amount available on the credit facility to fund future vessel acquisition is $411.2 million. The Company may borrow up to $20 million of the available credit facility for working capital purposes.

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

The change in the value for the 5.075% Swap and the rate differential to be paid or received for this swap agreement is recognized as (expense) income from derivative instruments and is listed as a component of other (expense) income until such time the Company has obligations which are designated against the swaps. Additionally the change in value and the rate differential on the portion of the 5.25% Swap that has no designated debt or is not an effective hedge against our debt will be reflected as a component of other (expense) income. For the 5.25% Swap, the change in value for the portion that has debt designated against it and remains effectively hedged will be recorded as a component of OCI and the rate differential, once effective, on the portion of the 5.25% Swap that effectively hedges our debt will be recognized as an adjustment to interest expense as incurred. Effective July 2006, the Company has designated $32.6 million of debt against the 5.25% Swap.

For the swap agreements for which there is designated debt associated with it, the total interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95% in the first 5 years of the New Credit Facility and 1.0% in the last five years.

For the 4.485% Swap, the Company qualified for hedge accounting treatment and the Company has determined that this interest rate swap agreement continues to perfectly hedge the debt. Interest income pertaining to the 4.485% Swap for the three months ended September 30, 2006 and 2005 was $0.2 million and $0, respectively.

Interest income pertaining to the 4.485% Swap for the nine months ended September 30, 2006 and 2005 was $0.4 million and $0, respectively. As of September 30, 2006, the 5.25% Swap and the 5.075% Swap do not have any interest income or expense as the swaps are not effective until January 2, 2007 and January 2, 2008, respectively.

The fair value of the 4.485% Swap was in an asset position of $4.2 million and $2.3 million, respectively, as of September 30, 2006 and December 31, 2005. The fair values of the 5.075% Swap and the 5.25% Swap were in a liability position of $1.2 million and $0 million, respectively, as of September 30, 2006 and December 31, 2005. The change in the values was due to the fluctuations in the LIBOR rates.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels. These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders. Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route. Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels. If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market. We have not entered into any FFAs as of September 30, 2006 and December 31, 2005.

Interest Rates

The effective interest rates, including the cost associated with the unused commitment fees and the rate differential on the 4.485% Swap, for the three months ended September 30, 2006 and 2005 were 6.74% and 5.26%, respectively. The interest on the debt, excluding the unused commitment fees ranged from 6.14% to 6.45% and from 4.45% to 4.76%, respectively, for the three months ended September 30, 2006 and 2005.

The effective interest rates, including the cost associated with the unused commitment fees and the rate differential on the 4.485% Swap, for the nine months ended September 30, 2006 and 2005 were 6.56% and 4.60%, respectively. The interest on the debt, excluding the unused commitment fees ranged from 5.20% to 6.45% and from 3.69% to 4.76%, respectively, for the nine months ended September 30, 2006 and 2005.

Contractual Obligations

The following table sets forth our future contractual obligations for the categories set forth below, including the effective fixed rate on the interest rate swap agreement that has designated debt associated with the swap. The interest and fees also reflect the New Credit Facility and the interest rate swap agreements.

	Total	Within One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Bank loans (2)	$185,383	$-	$-	$-	$185,383
Remainder of purchase price of vessels (3)	$26,550	$26,550	$-	$-	$-
Interest and borrowing fees	$104,542	$2,886	$24,324	$24,324	$53,028
Office lease	$7,242	$121	$971	$982	$5,168

(1)	Represents the three month period ending December 31, 2006.
(2)	Represents the ending loan balance at September 30, 2006 plus $46,575 borrowed to fund the balance owed on the acquisition of the Genco Commander and Genco Acheron.
(3)	Represents the balance due for the acquisition of the Genco Surprise expected to be acquired on November 16, 2006.

Interest expense has been estimated using the fixed rate of 4.485% for the duration of the swap on the notional amount of the 4.485% Swap, fixed rate of 5.25% for the duration of the swap on $32,575, the portion of the 5.25% Swap that hedges the Company’s debt, and 5.375% for the remaining debt or for any period subsequent that is not hedged, plus the applicable bank margin of 0.95% in the first 5 years of the New Credit Facility and 1.0% in the last five years.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. Our vessel acquisitions consist of our fleet of five Panamax drybulk carriers, seven Handymax drybulk carriers and five Handysize drybulk carriers. In addition, during July 2006, the Company agreed to purchase two additional Panamax vessels and one Handymax vessel which are expected to be delivered during November 2006.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings. We estimate our drydocking costs for our fleet through 2007 to be:

Year	Estimated Drydocking Cost (U.S. dollars in millions)	Estimated Offhire Days

2006 (1)	$1.1	40
2007	3.8	200

(1)	Represents the budget for the remaining quarter of 2006 for both Drydock cost and estimated offhire days.

The costs reflected are estimates based on drydocking our vessels in China. The Company estimates that each drydock will result in 20 days of offhire. Actual costs will vary based on various factors, including where the drydockings are actually performed. We expect to fund with cash from operations.

The Genco Trader and Genco Marine completed their drydocking during the first half of 2006, at a combined cost of $1.0 million. The Genco Marine exceeded the budget due to the vessel drydocking in Portugal versus China. During third quarter, the Genco Muse completed drydocking at a cost of $0.9 million, exceeding its initial budget due to the vessel drydocking in the United States due to positioning rather than China.

We expect two vessels to drydock in the fourth quarter of 2006, and we estimate an additional ten vessels to be drydocked during 2007. We have increased our budgets put forward at the beginning of 2006 due to higher costs related to drydocking materials, and the drydocking, in 2007 of the three newly acquired vessels.

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

Our standard time charter contracts with our customers specify certain performance parameters, which if not met can result in customer claims. As of September 30, 2006, the Company had a reserve of $197 against due from charterers balance and an additional reserve of $399 both associated with estimated customer claims against the Company for time charter performance issues. As of December 31, 2005, the Company had a reserve of $316 associated with estimated customer claims against the Company for time charter performance issues.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS-

The estimated fair values of the Company’s financial instruments such as amounts due from charterers, accounts payable and long term debt approximate their individual carrying amounts as of September 30, 2006 and December 31, 2005 due to their short-term maturity or the variable-rate nature of the respective borrowings.

The fair value of the interest rate swaps (used for purposes other than trading) is the estimated amount the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the swap counterparty.

DERIVATIVE FINANCIAL INSTRUMENTS-

To manage its exposure to fluctuating interest rates, the Company uses interest rate swap agreements. Interest rate differentials to be paid or received under these agreements for any portion of designated debt that is effectively hedged is accrued and recognized as an adjustment of interest expense. The interest rate differential on the swaps that do not have designated debt or is not effectively hedged will be reflected as (expense) income from derivative instruments and is listed as a component of other (expense) income. The fair value of the interest rate swap agreements are recognized in the financial statements as non-current asset or liability.

Amounts receivable or payable arising at the settlement of hedged interest rate swaps are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist. Amounts receivable or payable arising at the settlement of unhedged interest rate swaps are reflected as (expense) income from derivative instruments and is listed as a component of other (expense) income.

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

Immediately following the initial public offering, the US 10% Owners beneficially owned less than 50% of our stock. If such owners were to continue to own less than 50% of our stock and there were no additional US 10% Owners during 2006, we would no longer be eligible to qualify for exemption from tax under Section 883 based on being a CFC. Instead, we could only qualify for exemption if we satisfy the publicly traded requirement of the Section 883 regulations. In order to meet the publicly traded requirements for 2006 and future years, our stock must be treated as being primarily and regularly traded on Nasdaq for more than half the days of any such year. Under the Section 883 regulations, our qualification for the publicly traded requirement may be jeopardized if shareholders of our common stock that own five percent or more of our stock own, in the aggregate, 50% or more of our common stock. As of September 30, 2006, we believe that such five percent or more shareholders are limited to Oaktree and Peter Georgiopoulos, our Chairman which own approximately 48.96% of our common stock through Fleet Acquisition, LLC. However if such shareholders were to increase their ownership in excess of 50% of our common stock for more than half the days of 2006, we would not be eligible to claim exemption from tax under Section 883. We can therefore give no assurance that changes and shifts in the ownership of our stock by five percent or more shareholders will permit us to qualify for exemption from tax in 2006 or in future years.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to its borrowings. The Company held three interest rate risk management instruments at September 30, 2006 and one at December 31, 2005, in order to manage future interest costs and the risk associated with changing interest rates.

 Effective September 14, 2005, the Company entered into the 4.485% Swap, on March 24, 2006, the 5.075% Swap and on March 29, 2006, the 5.25% Swap, collectively the (the “Swaps”). The Swaps manage interest costs and the risk associated with changing interest rates.

For the portion of the Company debt which has been hedged and the rate differential on the swap is in effect, the total interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95% in the first 5 years of the New Credit Facility and 1.0% in the last five years.

The asset associated with the 4.485% Swap at September 30, 2006 and December 31, 2005 is $4.2 and $2.3 million, respectively, and is presented as the fair value of the derivative on the balance sheet. The liability associated with the 5.075% Swap and 5.25% Swap at September 30,

2006 and December 31, 2005 is $1.2 and $0 million, respectively, and is presented as the fair value of the derivatives on the balance sheet. As of September 30, 2006 and December 31, 2005, the Company has accumulated OCI of $3.0 and $2.3 million, respectively, related to the 4.485% Swap and a portion of the 5.25% Swap that is effectively hedged. The 5.075% Swap and the portion of the 5.25% Swap that has not been designated against the Company’s debt resulted in a (loss) from derivative instruments of $2.2 for the three months ended September 30, 2006, due to the change in the value of these instruments. The loss from derivative instruments in the third quarter of 2006 off-sets (expense) income from derivative instruments of $2.2 million recorded in the first half of 2006. For the period through September 30, 2005, there were no Swap instruments in place that resulted in (expense) income from derivative instruments.

Derivative financial instruments

To manage its exposure to fluctuating interest rates, the Company uses interest rate swap agreements. Interest rate differentials to be paid or received under these agreements for any portion of designated debt that is effectively hedged is accrued and recognized as an adjustment of interest expense. The interest rate differential on the swaps that do not have designated debt or is not effectively hedged will be reflected as (expense) income from derivative instruments and is listed as a component of other (expense) income. The fair value of the interest rate swap agreements are recognized in the financial statements as non-current asset or liability.

Amounts receivable or payable arising at the settlement of hedged interest rate swaps are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist. Amounts receivable or payable arising at the settlement of unhedged interest rate swaps are reflected as (expense) income from derivative instruments and is listed as a component of other (expense) income.

The expiration date of the 4.485% Swap coincides with the expiration of the New Credit Facility on July 29, 2015. The differential to be paid or received for this swap agreement is recognized as an adjustment to interest expense as incurred. The change in value on this swap is reflected as a component of other comprehensive income (“OCI”).

The change in the value for the 5.075% Swap and the rate differential to be paid or received for this swap agreement is recognized as (expense) income from derivative instruments and is listed as a component of other (expense) income until such time the Company has obligations against which the swap is designated and is an effective hedge. Additionally the change in value and the rate differential on the portion of the 5.25% Swap that has not been designated against the Company’s debt or is not an effective hedge against our debt will be reflected as a component of other (expense) income. For the 5.25% Swap, the change in value for the portion that has been designated against the Company’s debt and remains effectively hedged will be recorded as a component of OCI and the rate differential, once effective, on this portion of the 5.25% Swap is recognized as an adjustment to interest expense as incurred. Effective July 2006, the Company has designated $32.6 million of the swap’s notional amount against the Company’s debt.

For the portion of the Company debt which has been hedged and the rate differential on the swap is in effect, the total interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95% in the first 5 years of the New Credit Facility and 1.0% in the last five years.

For the 4.485% Swap, the Company qualified for hedge accounting treatment and the Company has determined that this interest rate swap agreement continues to perfectly hedge the debt. Interest income pertaining to the 4.485% Swap for the three months ended September 30, 2006 and 2005 was $0.2 million and $0, respectively. Interest income pertaining to the 4.485% Swap for the nine months ended September 30, 2006 and 2005 was $0.4 million and $0, respectively. As of September 30, 2006, the 5.25% Swap and the 5.075% Swap do not have any interest income or expense as the swaps are not effective until January 2, 2007 and January 2, 2008, respectively.

The fair value of the 4.485% Swap was in an asset position at September 30, 2006 and December 31, 2005 of $4.2 and $2.3 million, respectively. The fair value of the 5.075% Swap and 5.25% Swap was in a liability position at September 30, 2006 and December 31, 2005 of $1.2 and $0 million, respectively.

We are subject to market risks relating to changes in interest rates because we have significant amounts of floating rate debt outstanding. We paid interest on this debt based on LIBOR plus an average spread of 1.35% on our Original Credit Facility, and paid LIBOR plus 0.95% for the debt in excess of the 4.485% Swap notional amount on the New Credit Facility, and on the $106.2 million of the Company’s debt that corresponds to the notional amount of the 4.485% Swap, an effective rate of 4.485% plus a margin of 0.95%for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, we paid LIBOR plus 0.95% for the debt in excess of the 4.485% Swap notional amount on the New Credit Facility, and on the $106.2 million of the Company’s debt that corresponds to the notional amount of the 4.485% Swap, an effective rate of 4.485% plus a margin of 0.95%. A 1% increase in LIBOR would result in an increase of $0.2 million in interest expense for the nine months ended September 30, 2006 considering the increase would be only on the unhedged portion of the debt.

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

                     GENCO SHIPPING & TRADING LIMITED

DATE: November 13, 2006	By: /s/ Robert Gerald Buchanan Robert Gerald Buchanan President (Principal Executive Officer)
DATE: November 13, 2006	By: /s/ John C. Wobensmith John C. Wobensmith Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document

3.1	Amended and Restated Articles of Incorporation of the Company as adopted July 5, 2005 (incorporated by reference to Exhibit 3.1 to report on Form S-1/A dated July 6, 2005).

3.2	Amended and Restated Bylaws of the Company as adopted April 4, 2006 (incorporated by reference to Exhibit 3.2 to report on Form 8-K dated April 4, 2006).

3.3	Articles of Amendment of Articles of Incorporation of the Company as adopted July 21, 2005 (incorporated by reference to Exhibit 3.2 to report on Form S-1/A dated July 21, 2005).

3.4	Articles of Amendment of Articles of Incorporation of the Company as adopted May 18, 2006 (incorporated by reference to Exhibit 3.1 to report on Form 8-K dated May 22, 2005)

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*) Filed with this Report.

 (Remainder of page left intentionally blank)