Form 10-K
period 2006-12-31
GENCO SHIPPING & TRADING LTD
filed 2007-02-09
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

for the transition period from                  to

Commission file number 000-51442

GENCO SHIPPING & TRADING LIMITED
(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	98-043-9758
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

299 Park Avenue, 20th Floor, New York, New York	10171
(Address of principal executive office)	(Zip Code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the registrant's voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $17.36 per share as of June 30, 2006 on the NASDAQ Global Select Market, was approximately $223,518,871. The registrant has no non-voting common equity issued and outstanding. The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant's common stock as of February 8, 2007 was 25,502,275 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006, are incorporated by reference in Part III herein.

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a New York City-based company, incorporated as a Marshall Islands corporation in 2004. We transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes. Our fleet consists of 19 drybulk carriers, excluding the Genco Glory, 15 of which we acquired from a subsidiary of The China National Cereals Oil and Foodstuffs Corp., or COFCO, a Chinese conglomerate, in December 2004 and during the first six months of 2005. The Genco Muse was acquired in October 2005 from Western Bulk Carriers, and in November 2006, we took delivery of three drybulk vessels from affiliates of Franco Compania Naviera S.A. Unless the content otherwise indicates, when we refer to the vessels in our fleet or vessels currently in our fleet, we are excluding the Genco Glory due to its pending sale.  We have entered into an agreement to sell the Genco Glory to Cloud Maritime S.A. for $13.2 million, and we expect to deliver the vessel during February 2007. All of the vessels in our fleet are on time charter contracts, with an average remaining life of approximately 7.5 months as of January 31, 2007. All of our vessels are chartered to reputable charterers, including Lauritzen Bulkers A/S, or Lauritzen Bulkers, Cargill International S.A., or Cargill, BHP Billiton Marketing AG, or BHP, NYK Bulkship Europe, or NYK Europe, Dampskibsselskabet “Norden” A/S, or DS Norden, Qatar Navigation QSC, Korea Line Corporation, or KLC, A/S Klaveness, Cosco Bulk Carrier Co., Ltd., and Hyundai Merchant Marine Co. Ltd., or HMMC.

We intend to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow. In connection with this growth strategy, we negotiated an increase in our credit facility which we entered into as of July 29, 2005 (our “New Credit Facility”) to a total amount of $550 million that we expect to use to acquire additional vessels that will be employed either in the spot or time charter market. As of December 31, 2006, we had approximately $338 million of availability under our New Credit Facility.

Our fleet currently consists of seven Panamax, seven Handymax and five Handysize drybulk carriers with an aggregate carrying capacity of approximately 988,000 deadweight tons (dwt). As of December 31, 2006, the average age of the vessels currently in our fleet was 8.9 years, as compared to the average age for the world fleet of approximately

15.6 years for the drybulk shipping segments in which we compete. All of the vessels in our fleet were built in Japanese shipyards with a reputation for constructing high-quality vessels. Our fleet contains four groups of sister ships, which are vessels of virtually identical sizes and specifications.

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
299 Park Avenue, 20th Floor
New York, NY 10171

BUSINESS STRATEGY

Our strategy is to manage and expand our fleet in a manner that enables us to pay dividends to our shareholders. To accomplish this objective, we intend to:

•
Strategically expand the size of our fleet - We intend to acquire additional modern, high-quality drybulk carriers through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow. We expect to fund acquisitions of additional vessels using cash reserves set aside for this purpose and additional borrowings.

•
Continue to operate a high-quality fleet - We intend to maintain a modern, high-quality fleet that meets or exceeds stringent industry standards and complies with charterer requirements through our technical managers’ rigorous and comprehensive maintenance program. In addition, our technical managers maintain the quality of our vessels by carrying out regular inspections, both while in port and at sea.

•
Pursue an appropriate balance of time and spot charters - All of our vessels are under time charters with an average remaining life of approximately 7.5 months as of January 31, 2007. These charters provide us with relatively stable revenues and a high fleet utilization. We may in the future pursue other market opportunities for our vessels to capitalize on favorable market conditions, including arranging longer charter periods and entering into short-term time and voyage charters.

•	Maintain low-cost, highly efficient operations - We outsource technical management of our fleet to

Wallem Shipmanagement Limited (“Wallem”), Anglo-Eastern Group (“Anglo”) and Barber International Ltd. (“Barber”), third-party independent technical managers, at a cost we believe is lower than what we could achieve by performing the function in-house. Our management team actively monitors and controls vessel operating expenses incurred by the independent technical managers by overseeing their activities. Finally, we seek to maintain low-cost, highly efficient operations by capitalizing on the cost savings and economies of scale that result from operating sister ships.

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

OUR FLEET

Our fleet consists of seven Panamax, seven Handymax and five Handysize drybulk carriers, with an aggregate carrying capacity of approximately 988,000 dwt. As of December 31, 2006 the average age of the vessels currently in our fleet was approximately 8.9 years, as compared to the average age for the world fleet of approximately 15.6 years for the drybulk shipping segments in which we compete. All of the vessels in our fleet were built in Japanese shipyards with a reputation for constructing high-quality vessels. The table below summarizes the characteristics of our vessels:

Vessel	Class	Dwt	Year Built

Genco Acheron	Panamax	72,495	1999
Genco Beauty	Panamax	73,941	1999
Genco Knight	Panamax	73,941	1999
Genco Leader	Panamax	73,941	1999
Genco Vigour	Panamax	73,941	1999
Genco Surprise	Panamax	72,495	1998
Genco Trader	Panamax	69,338	1990
Genco Muse	Handymax	48,913	2001
Genco Success	Handymax	47,186	1997
Genco Carrier	Handymax	47,180	1998
Genco Prosperity	Handymax	47,180	1997
Genco Wisdom	Handymax	47,180	1997
Genco Marine	Handymax	45,222	1996
Genco Commander	Handymax	45,518	1994
Genco Explorer	Handysize	29,952	1999
Genco Pioneer	Handysize	29,952	1999
Genco Progress	Handysize	29,952	1999
Genco Reliance	Handysize	29,952	1999
Genco Sugar	Handysize	29,952	1998

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

We utilize the services of reputable independent technical managers for the technical management of our fleet. We currently contract with Wallem, Anglo and Barber, independent technical managers, for our technical management. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Members of our New York City-based management team oversee the activities of our independent technical managers. The head of our technical management team has over 30 years of experience in the shipping industry.

Wallem, founded in 1971, Anglo, founded in 1974, and Barber, a subsidiary of Wilh. Wilhelmsen Group which was founded in 1861, are amongst the largest ship management companies in the world. These technical managers are known worldwide for their agency networks, covering all major ports in China, Hong Kong, Japan, Vietnam, Taiwan, Thailand, Malaysia, Indonesia, the Philippines and Singapore. These technical managers provide services to approximately 700 vessels of all types, including Panamax, Handymax and Handysize drybulk carriers that meet strict quality standards.

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

OUR CHARTERS

Currently we employ all of our drybulk carriers under time charters. A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the disposal of the charterer. Under a time charter, the charterer periodically pays a fixed daily charterhire rate to Genco and bears all voyage expenses, including the cost of bunkers, port expenses, agents’ fees and canal dues.

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

Each of our current time charters expires within a range of dates (for example, a minimum of 11 and maximum of 13 months following delivery), with the exact end of the time charter left unspecified to account for the uncertainty of when a vessel will complete its final voyage under the time charter. The charterer may extend the charter period by any time that the vessel is off-hire. If a vessel remains off-hire for more than 30 consecutive days, the time charter may be cancelled at the charterer's option.

In connection with the charter of each of our vessels, we pay commissions ranging from 1.25% to 5% of the total daily charterhire rate of each charter to third parties, depending on the number of brokers involved with arranging the relevant charter.

We monitor developments in the drybulk shipping industry on a regular basis and strategically adjust the charterhire periods for our vessels according to market conditions as they become available for charter.

The following table sets forth information about the current employment of the vessels currently in our fleet:

Vessel	Time Charter Rate (1)	Charterer	Charter Expiration (2)

Panamax Vessels
Genco Beauty	$29,000	Cargill	March 2007
Genco Knight	29,000	BHP	March 2007
Genco Leader	25,650(3)	AS Klaveness	December 2008
Genco Trader	25,750(3)	Baumarine AS	October 2007
Genco Vigour	29,000	BHP	March 2007
Genco Acheron	28,500 30,000 (4)	Global Maritime Investments Ltd. STX Pan Ocean	March 2007 January 2008
Genco Surprise	25,000	Cosco Bulk Carrier Co., Ltd.	November 2007
Handymax Vessels
Genco Success	24,000	KLC	January 2008
Genco Commander	19,750	A/S Klaveness	October 2007
Genco Carrier	24,000 24,000(5)	DBCN Corporation Pacific Basin Chartering Ltd.	March 2007 January 2008
Genco Prosperity	23,000	DS Norden	March 2007
Genco Wisdom	24,000	HMMC	November 2007
Genco Marine	18,000(6) 24,000	NYK Europe	March 2007 February 2008
Genco Muse	26,500(7)	Qatar Navigation QSC	September 2007
Handysize Vessels
Genco Explorer	13,500	Lauritzen Bulkers	July 2007
Genco Pioneer	13,500	Lauritzen Bulkers	August 2007
Genco Progress	13,500	Lauritzen Bulkers	August 2007
Genco Reliance	13,500	Lauritzen Bulkers	July 2007
Genco Sugar	13,500	Lauritzen Bulkers	July 2007

(1) Time charter rates presented are the gross daily charterhire rates before the payments of brokerage commissions ranging from 1.25% to 5% to third parties, except as indicated for the Genco Trader and the Genco Leader in note 3 below. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(2) The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of each contract, the charterer is entitled to extend time charters from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(3) The Genco Leader and the Genco Trader were delivered to the charterer for the commencement of the time charter on January 15, 2007 and December 24, 2006, respectively. For each of these vessels, the time charter rate presented is the net daily charterhire rate. There are no payments of brokerage commissions associated with these time charters.

(4) We have reached an agreement to commence a time charter for 11 to 13 months at a rate of $30,000 per day, less a 5% third-party brokerage commission. The estimated charter expiration is based on the time charter beginning in March 2007, the earliest possible termination of the previous charter.

(5) The estimated charter expiration is based on the time charter beginning in March 2007, the earliest possible termination of the previous charter.

(6) The time charter rate was $26,000 until March 2006 and $18,000 thereafter until March 2007. For purposes of revenue recognition, the time charter contract through March 2007 is reflected on a straight-line basis in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Additionally, we have reached an agreement with the current charterer for an additional 11 to 13 months at a rate of $24,000 per day, less a 5% third-party brokerage commission.

(7) Since this vessel was acquired with an existing time charter at an above-market rate, we allocated the purchase price between the vessel and an intangible asset for the value assigned to the above-market charterhire. This intangible asset is amortized as a reduction to voyage revenues over the remaining term of the charter, resulting in a daily rate of approximately $22,000 recognized as revenues. For cash flow purposes, we will continue to receive $26,500 per day until the charter expires.

CLASSIFICATION AND INSPECTION

All of our vessels have been certified as being “in class” by the American Bureau of Shipping (ABS) or Lloyd’s Register of Shipping. Each of these classification societies is a member of the International Association of Classification Societies. Every commercial vessel’s hull and machinery is evaluated by a classification society authorized by its country of registry. The classification society certifies that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. Each vessel is inspected by a surveyor of the classification society in three surveys of varying frequency and thoroughness: every year for the annual survey, every two to three years for the intermediate survey and every four to five years for special surveys. Special surveys always require drydocking. Vessels that are 15 years old or older are required, as part of the intermediate survey process, to be drydocked every 24 to 30 months for inspection of the underwater portions of the vessel and for necessary repairs stemming from the inspection.

In addition to the classification inspections, many of our customers regularly inspect our vessels as a precondition to chartering them for voyages. We believe that our well-maintained, high-quality vessels provide us with a competitive advantage in the current environment of increasing regulation and customer emphasis on quality.

We have implemented the International Safety Management Code, which was promulgated by the International Maritime Organization, or IMO (the United Nations agency for maritime safety and the prevention of marine pollution by ships), to establish pollution prevention requirements applicable to vessels. We obtained documents of compliance for our offices and safety management certificates for all of our vessels for which the certificates are required by the IMO

CREWING AND EMPLOYEES

Each of our vessels is crewed from 21 to 25 officers and seamen. Our technical managers are responsible for locating and retaining qualified officers for our vessels. The crewing agencies handle each seaman's training, travel and payroll, and ensure that all the seamen on our vessels have the qualifications and licenses required to comply with international regulations and shipping conventions. We typically man our vessels with more crew members than are required by the country of the vessel's flag in order to allow for the performance of routine maintenance duties.

As of February 8, 2007, we employed approximately 16 shore-based personnel and approximately 459 seagoing personnel on our vessels.

CUSTOMERS
Our assessment of a charterer's financial condition and reliability is an important factor in negotiating employment for our vessels. We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities. Our customers include national, regional and international companies, such as Lauritzen Bulkers, Cargill, BHP, NYK Europe and HMMC. For 2006, two of our charterers, BHP and Lauritzen Bulkers each accounted for more than 10% of our revenues. For 2005, three of our charterers, Lauritzen Bulkers, BHP, and Cargill, each accounted for more than 10% of our revenues.

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

INSURANCE

General.

The operation of any drybulk vessel includes risks such as mechanical failure, collision, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, hostilities and labor strikes. In addition, there is always an inherent possibility of marine disaster, including oil spills and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade. The United States Oil Pollution Act of 1990, or OPA, which imposes virtually unlimited liability upon owners, operators and demise charterers of vessels trading in the U.S.-exclusive economic zone for certain oil pollution accidents in the United States, has made liability insurance more expensive for ship owners and operators trading in the U.S. market.

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

Hull and Machinery and War Risks Insurance.

We maintain marine hull and machinery and war risks insurance, which covers the risk of actual or constructive total loss, for all of our vessels. Our vessels are each covered up to at least fair market value with deductibles of $60,000 per vessel per incident for our Handysize vessels, and $75,000 per vessel per incident for the rest of our fleet.

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

Loss of Hire Insurance.

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

A variety of government, quasi-governmental and private organizations subject our vessels to both scheduled and unscheduled inspections. These entities include, but are not necessarily limited to, local port authorities (U.S. Coast Guard, harbor master or equivalent), classification societies, flag state administrations (country of registry) and charterers, particularly terminal operators, in the jurisdictions in which our vessels operate or are registered. Certain of these entities require us to obtain permits, licenses, certificates and other authorizations for the operation of our vessels. Failure to maintain necessary authorizations could require us to incur substantial costs or temporarily suspend the operation of one or more of our vessels.

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

International Maritime Organization.

The IMO (the United Nations agency for maritime safety and the prevention of pollution by ships) has adopted the International Convention for the Prevention of Marine Pollution, 1973, as modified by the related Protocol of 1978 relating thereto, which has been updated through various amendments, or the MARPOL Convention. The MARPOL Convention establishes environmental standards relating to oil leakage or spilling, garbage management, sewage, air emissions, handling and disposal of noxious liquids and the handling of harmful substances in packaged forms. The IMO adopted regulations that set forth pollution-prevention requirements applicable to drybulk carriers. These regulations have been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate.

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

Under Chapter IX of SOLAS, the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention, or ISM Code, promulgated by the IMO, the party with operational control of a vessel is required to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies.

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

The flag state, as defined by the United Nations Convention on Law of the Sea, has overall responsibility for the implementation and enforcement of international maritime regulations for all ships granted the right to fly its flag. The “Shipping Industry Guidelines on Flag State Performance" evaluates flag states based on factors such as sufficiency of infrastructure, ratification of international maritime treaties, implementation and enforcement of international maritime regulations, supervision of surveys, casualty investigations and participation at IMO meetings. The flag state of all of our vessels is the Marshall Islands. Marshall Islands-flagged vessels generally receive a favorable assessment in the shipping industry. We recognize the importance of a credible flag state and do not intend to use flags of convenience or flag states with poor performance indicators.

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

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended in 2000, or the CLC. Under this convention and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel's registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. The limits on liability outlined in the 1992 Protocol use the International Monetary Fund currency unit of Special Drawing Rights, or SDR. Under an amendment to the 1992 Protocol that became effective on November 1, 2003, for vessels of 5,000 to 140,000 gross tons (a unit of measurement for the total enclosed spaces within a vessel) liability will be limited to approximately 4.51 million SDR plus 631 SDR for each additional gross ton over 5,000. For vessels of over 140,000 gross tons, liability will be limited to approximately 89.77 million SDR. The exchange rate between SDRs and U.S. dollars was 0.669487 SDR per U.S. dollar on February 6, 2007. Under the 1969 Convention, the right to limit liability is forfeited where the spill is caused by the owner's actual fault. Under the 1992 Protocol, a ship owner cannot limit liability where the spill is caused by the owner's intentional or reckless conduct. Vessels trading in jurisdictions that are parties to these conventions must provide evidence of insurance covering the liability of the owner. In jurisdictions where the CLC has not been adopted (such as the United States), various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention. We believe that our protection and indemnity insurance will cover the liability under the plan, as adopted.

In March 2006, the IMO amended Annex I to MARPOL, including a new regulation relating to oil fuel tank protection, which will become effective August 1, 2007. The new regulation will apply to various ships delivered on or after August 1, 2010. It includes requirements for the protected location of the fuel tanks, performance standards for accidental oil fuel outflow, a tank capacity limit and certain other maintenance, inspection and engineering standards.

The United States Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act.

OPA established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all owners and operators whose vessels trade in the United States, its territories and possessions or whose vessels operate in U.S. waters, which include U.S. territorial sea and its 200 nautical mile exclusive economic zone. The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances other than oil, whether on land or at sea. Both OPA and CERCLA impact our operations.

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

OPA limits the liability of responsible parties to the greater of $1,900 per gross ton or $16 million per drybulk vessel that is over 3,000 gross tons (subject to possible adjustment for inflation). CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages. Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million. These limits of liability do not apply if an incident was directly caused by violation of applicable U.S. federal safety, construction or operating regulations or by a responsible party's gross negligence or willful misconduct, or if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with oil removal activities.

We currently maintain pollution liability insurance coverage in the maximum commercially available amount of $1 billion per incident for each of our vessels. If the damages from a catastrophic spill were to exceed our insurance coverage, it could have an adverse effect on our business and results of operation.

OPA and regulations implemented by the U.S. Coast Guard under OPA require owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet their potential liabilities under OPA and CERCLA. However, an owner or operator of a fleet of vessels is required only to demonstrate evidence of financial responsibility in an amount sufficient to cover the vessel in the fleet having the greatest maximum liability under OPA and CERCLA. Vessel owners and operators may evidence their financial responsibility by showing proof of insurance, surety bond, self-insurance or guaranty.

The U.S. Coast Guard regulations concerning certificates of financial responsibility provide, in accordance with OPA, that claimants may bring suit directly against an insurer or guarantor that furnishes certificates of financial responsibility. If such an insurer or guarantor is sued directly, it is prohibited from asserting any contractual defense that it may have had against the responsible party and is limited to asserting those defenses available to the responsible party and the defense that the incident was caused by the willful misconduct of the responsible party. Certain organizations which had typically provided certificates of financial responsibility under pre-OPA laws, including the major protection and indemnity organizations, have declined to furnish evidence of insurance for vessel owners and operators if they are subject to direct actions or required to waive insurance policy defenses.

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

We manage our exposure to such losses through the operation of well-maintained, well-managed, and well-equipped vessels, and the development and implementation of safety and environmental programs, including a maritime compliance program and our insurance program. We believe that we will be able to accommodate reasonably foreseeable environmental regulatory changes. However, there can be no assurance that any new regulations or requirements will not have a material adverse effect on us.

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

The U.S. Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990, or the CAA, requires the U.S. Environmental Protection Agency, or EPA, to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Our vessels that operate in such port areas are equipped with vapor control systems that satisfy these requirements. In December 1999, the EPA issued a final rule regarding emissions standards for marine diesel engines. The final rule applies emissions standards to new engines beginning with the 2004 model year. In the preamble to the final rule, the EPA noted that it may revisit the application of emissions standards to rebuilt or remanufactured engines if the industry does not take steps to introduce new pollution control technologies. While adoption of such standards could require modifications to some existing marine diesel engines, the extent to which our vessels could be affected cannot be determined at this time. The CAA also requires states to draft State Implementation Plans, or SIPs, designed to attain national health-based air quality standards in primarily major metropolitan and/or industrial areas. Several SIPs regulate emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment. As indicated above, our vessels operating in covered port areas are already equipped with vapor control systems that satisfy these requirements. Although a risk exists that new regulations could require significant capital expenditures and otherwise increase our costs, based on the regulations that have been proposed to date, we believe that no material capital expenditures beyond those currently contemplated and no material increase in costs are likely to be required of us.

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

Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the U.S. Resource Conservation and Recovery Act, or RCRA, or comparable state, local or foreign requirements. In addition, from time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. If such materials are improperly disposed of by third parties, we may still be held liable for clean up costs under applicable laws.

Vessel Security Regulations.

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. On November 25, 2002, the United States Maritime Transportation Security Act of 2002, or the MTSA, came into effect. To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, amendments to the SOLAS Convention, created a new chapter of the convention dealing specifically with maritime security. The new chapter came into effect in July 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the newly created International Ship and Port Facilities Security Code, or ISPS Code. To trade internationally, a vessel must attain an International Ship Security Certificate from a recognized security organization approved by the vessel’s flag state. Among the various requirements are:

•	on-board installation of automatic information systems to enhance vessel-to-vessel and vessel-to-shore communications;

•	on-board installation of ship security alert systems;

•	the development of vessel security plans;

•	ship identification number to be permanently marked on a vessel’s hull;

•
a continuous synopsis record kept onboard showing a vessel’s history, including name of the ship and of the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship’s identification number, the port at which the ship is registered and the name of the registered owner(s) and their registered address; and

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

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as "in class" by a classification society which is a member of the International Association of Classification Societies. All of the vessels in our fleet are certified as being "in class" by American Bureau of Shipping (ABS) or Lloyd’s Register of Shipping.

SEASONALITY

We operate our vessels in markets that have historically exhibited seasonal variations in demand and, as a result, charter rates. We seek to mitigate the risk of these seasonal variations by entering into long-term time charters for our vessels, where possible. However, this seasonality may result in quarter-to-quarter volatility in our operating results, depending on when we enter into our time charters or if our vessels trade on the spot market. The drybulk sector is typically stronger in the fall and winter months in anticipation of increased consumption of coal and raw materials in the northern hemisphere during the winter months. As a result, our revenues could be weaker during the fiscal quarters ended June 30 and September 30, and conversely, our revenue could be stronger during the quarters ended December 31 and March 31.

ITEM 1A. RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance. These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (ix) our acquisition or disposition of vessels; (x) those other risks and uncertainties contained under the heading “RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS”, and (xi) other factors listed from time to time in our filings with the Securities and Exchange Commission.

The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially and adversely affected and the trading price of our common stock could decline.

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

The factors that influence demand for drybulk carriers include:

•	supply of and demand for drybulk products;

•	the distances drybulk products are to be moved by sea;

•	the globalization of manufacturing;

•	global and regional economic and political conditions;

•	changes in global production of drybulk cargoes;

•	developments in international trade;

•	changes in seaborne and other transportation patterns;

•	environmental and other regulatory developments; and

•	currency exchange rates.

          The factors that influence the supply of drybulk carriers include:

•	the number of newbuilding deliveries;

•	the scrapping rate of older vessels;

•	the costs of building new vessels and drydocking vessels for repair;

•	changes in environmental and other regulations that may limit the useful life of vessels;

•	the number of vessels that are out of service; and

•	port or canal congestion.

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

A significant number of the port calls made by our vessels involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region. As a result, a negative change in economic conditions in any Asia Pacific country, and particularly in China or Japan, may have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends. In particular, in recent years, China has been one of the world's fastest growing economies in terms of gross domestic product. We cannot assure you that such growth will be sustained or that the Chinese economy will not experience a significant contraction in the future. Moreover, any slowdown in the economies of the United States, the European Union or various Asian countries may adversely affect economic growth in China and elsewhere. Our business, results of operations, cash flows, financial condition and ability to pay dividends will likely be materially and adversely affected by an economic downturn in any of these countries.

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

Terrorist attacks, the threat of attacks and the response of the United States and other countries to these attacks could adversely affect (1) global trading conditions and, consequently, the demand for drybulk carrier transportation and (2) borrowing conditions in the global financial markets and, consequently, our ability to obtain additional financing on terms acceptable to us or at all. Terrorists have targeted vessels in the past, and there can be no assurance they will not do so in the future. The recent conflict in Iraq may lead to additional acts of terrorism, regional conflict and other armed conflict around the world, which could result in increased volatility of the financial markets and have a negative effect on the U.S. and global economy. Any future terrorist attack could have a direct or indirect adverse impact on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Compliance with safety and other vessel requirements imposed by classification societies may be costly and could reduce our net cash flows and net income.

The hull and machinery of every commercial vessel must be certified as being "in class" by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the Safety of Life at Sea Convention. Our vessels are currently enrolled with the American Bureau of Shipping (ABS) or Lloyd’s Register of Shipping, each of which is a member of the International Association of Classification Societies.

A vessel must undergo annual surveys, intermediate surveys and special surveys. In lieu of a special survey, a vessel's machinery may be placed on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. Our vessels are on special survey cycles for hull inspection and continuous survey cycles for machinery inspection. Every vessel is also required to be drydocked every two to three years for inspection of its underwater parts.

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

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against that vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lienholder may enforce its lien by arresting a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could interrupt our cash flow and require us to pay large sums of money to have the arrest lifted.

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

From time to time, we may operate our vessels on spot charters either directly or by placing them in pools with similar vessels. Spot charter arrangements generally provide that the vessel owner or pool operator bear the cost of fuel (bunkers), which is a significant vessel operating expense. As a result, an increase in the price of fuel beyond our expectations may adversely affect our profitability. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. Further, fuel may become much more expensive in the future, which may reduce the profitability and competitiveness of our business versus other forms of transportation, such as truck or rail.

Our results of operations are subject to seasonal fluctuations, which may adversely affect our financial condition.

We operate our vessels in markets that have historically exhibited seasonal variations in demand and, as a result, charter rates. This seasonality may result in quarter-to-quarter volatility in our operating results, depending on when we enter into our time charters or if our vessels trade on the spot market. The drybulk sector is typically stronger in the fall and winter months in anticipation of increased consumption of coal and raw materials in the northern hemisphere during the winter months. As a result, our revenues could be weaker during the fiscal quarters ended June 30 and September 30, and conversely, our revenue could be stronger during the quarters ended December 31 and March 31. This seasonality could negatively impact our business, results of operations, cash flows, financial condition and ability to pay dividends.

Company Specific Risk Factors

Our earnings may be adversely affected if we do not successfully employ our vessels.

All of the vessels in our fleet are presently engaged under time charter contracts that expire (assuming the option periods in the time charters are not exercised) between March 2007 and December 2008. Although time charters provide relatively steady streams of revenues, our vessels committed to time charters may not be available for spot voyages during periods of increasing charterhire rates, when spot voyages might be more profitable. While current charterhire rates for drybulk carriers are higher (relative to historical periods), the market is volatile, and in the past charterhire rates for drybulk carriers have declined below operating costs of vessels. If our vessels become available for employment in the spot market or under new time charters during periods when market prices have fallen, we may have to employ our vessels at depressed market prices, which would lead to reduced or volatile earnings. We cannot assure you that future charterhire rates will enable us to operate our vessels profitably. In addition, our standard time charter contracts with our customers specify certain performance parameters, which if not met can result in customer claims. Such claims may adversely affect our ability to operate our vessels profitably.

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

We have derived a significant part of our revenues from a small number of charterers. For the year ended December 31, 2006, 100% of our revenues were derived from fourteen charterers, and for the year ended in December 2005, 97% of our revenues were derived from twelve charterers. If we were to lose any of these charters, or if any of these charterers significantly reduced its use of our services or was unable to make charter payments to us, our results of operations, cash flows and financial condition could be adversely affected.

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

Governmental regulations, safety and other equipment standards related to the age of vessels may require expenditures for alterations or the addition of new equipment, to some of our vessels and may restrict the type of activities in which these vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

We depend to a significant degree upon third-party managers to provide the technical management of our fleet. Any failure of these technical managers to perform their obligations to us could adversely affect our business.

We have contracted the technical management of our fleet, including crewing, maintenance and repair services, to third-party technical management companies. The failure of these technical managers to perform their obligations could materially and adversely affect our business, results of operations, cash flows, financial condition and ability to pay dividends. Although we may have rights against our third-party managers if they default on their obligations to us, our shareholders will share that recourse only indirectly to the extent that we recover funds.

We cannot assure you that we will pay dividends, which could reduce the return on your investment in us and the market value of our common stock.

We will make dividend payments to our shareholders only if our board of directors, acting in its sole discretion, determines that such payments would be in our best interest and in compliance with relevant legal and contractual requirements. The principal business factors that our board of directors considers when determining the timing and amount of dividend payments will be our earnings, financial condition and cash requirements at the time. Currently, the principal contractual and legal restrictions on our ability to make dividend payments are those contained in our New Credit Facility and those created by Marshall Islands law. Under our New Credit Facility, we are permitted to pay or declare dividends in accordance with our dividend policy so long as no default or event of default has occurred and is continuing or would result from such declaration or payment. Marshall Islands law generally prohibits the payment of dividends other than from surplus or while a company is insolvent or would be rendered insolvent upon the payment of such dividends.

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

We have entered into a credit agreement with a syndicate of commercial lenders that provides us with the New Credit Facility. If the market value of our fleet declines, we may not be in compliance with certain provisions of our New Credit Facility, and we may not be able to refinance our debt or obtain additional financing. If we are unable to pledge additional collateral, our lenders could accelerate our debt. For instance, if the market value of our vessels declines below approximately 130% of the aggregate amount outstanding under our New Credit Facility, we will not be in compliance with certain provisions of the facility, and we may not be able to refinance our debt or obtain additional financing. The market value of our fleet is currently above the minimum market value that is required by our New Credit Facility. However, should our charter rates or vessel values materially decline in the future due to any of the reasons discussed in the risk factors set forth above or otherwise, we may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to satisfy these provisions. Events beyond our control, including changes in the economic and business conditions in the shipping industry, may affect our ability to comply with these covenants. We cannot assure you that we will satisfy all our debt covenants in the future or that our lenders will waive any failure to do so.

Restrictive covenants in our New Credit Facility may impose financial and other restrictions on us which could negatively impact our growth and adversely affect our operations.

Our ability to borrow amounts under our New Credit Facility are subject to the satisfaction of certain customary conditions precedent and compliance with terms and conditions included in the related credit documents. It is a condition precedent to each drawdown under the facility that the aggregate amount outstanding under the facility (determined on a pro forma basis giving effect to the amount proposed to be drawn down) not be greater than 65% of the fair market value of the vessels securing borrowings under the facility. To the extent that we are not able to satisfy these requirements, we may not be able to draw down the full amount under our New Credit Facility without obtaining a waiver or consent from the lender. In addition, the covenants in our New Credit Facility require us, among other things, to:

•	ensure that the fair market value of our collateral vessels is not less than 130% of our outstanding indebtedness;

•	maintain a certain ratio of total indebtedness to total capitalization;

•	maintain a certain ratio of our earnings before interest, taxes, depreciation and amortization to interest expense;

•	maintain working capital liquidity in an amount not less than $500,000 per vessel securing borrowings under the facility; and

•	maintain a minimum level of net worth of $263.3 million.

We cannot assure you that we will be able to comply with these covenants in the future.

    Our New Credit Facility imposes operating and financial restrictions on us. These restrictions may limit our ability to:

•	incur additional indebtedness on satisfactory terms or at all;

•	incur liens on our assets;

•	sell our vessels or the capital stock of our subsidiaries;

•	make investments;

•	engage in mergers or acquisitions;

•	pay dividends (following an event of default or our breach of a covenant);

•	make capital expenditures;

•	compete effectively to the extent our competitors are subject to less onerous financial restrictions; and

•	change the management of our vessels or terminate or materially amend the management agreement relating to any of our vessels.

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

We are a holding company, and our subsidiaries, which are all wholly owned by us, either directly or indirectly, conduct all of our operations and own all of our operating assets. We have no significant assets other than the equity interests in our wholly owned subsidiaries. As a result, our ability to satisfy our financial obligations and to pay dividends to our shareholders depends on the ability of our subsidiaries to distribute funds to us. If we are unable to obtain funds from our subsidiaries, we may be unable, or our board of directors may determine that is not in our best interest, to pay dividends.

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

If management is unable to continue to provide reports as to the effectiveness of our internal control over financial reporting or our independent registered public accounting firm is unable to continue to provide us with unqualified attestation reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this and each of our future annual reports on Form 10-K a report containing our management's assessment of the effectiveness of our internal control over financial reporting and a related attestation of our independent registered public accounting firm. If, in future annual reports on Form 10-K, our management cannot provide a report as to the effectiveness of our internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified attestation report on a timely basis as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

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

We may have to pay tax on U.S. source income, which would reduce our net income and cash flows.

If we do not qualify for an exemption pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, or the Code, then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources. If we are subject to such tax, our net income and cash flows would be reduced by the amount of such tax.

We will qualify for exemption under Section 883 if, among other things, our stock is treated as primarily and regularly traded on an established securities market in the United States. Under the related Treasury regulations, we might not satisfy this publicly traded requirement in any taxable year in which 50% or more of our stock is owned for more than half the days in such year by persons who actually or constructively own 5% or more of our stock, or 5% shareholders.

We believe that, based on the ownership of our stock in 2006, we satisfied the publicly traded requirement under the Section 883 regulations for 2006. However, if 5% shareholders were to own more than 50% of our common stock for more than half the days of any future taxable year, we would not be eligible to claim exemption from tax under Section 883 for such taxable year. We can provide no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for exemption from tax in 2007 or in future years.

If we do not qualify for the Section 883 exemption, our shipping income derived from U.S. sources, or 50% of our gross shipping income attributable to transportation beginning or ending in the United States, would be subject to a 4% tax imposed without allowance for deductions.

U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. holders.

A foreign corporation will be treated as a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of certain types of “passive income” or (2) at least 50% of the average value of the corporation's assets produce or are held for the production of those types of “passive income.” For purposes of these tests, “passive income” includes dividends, interest and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business, as defined in the Treasury Regulations. For purposes of these tests, income derived from the performance of services does not constitute “passive income.” U.S. shareholders of a PFIC are subject to a disadvantageous U.S. federal income tax regime with respect to the income derived by the PFIC, the distributions they receive from the PFIC and the gain, if any, they derive from the sale or other disposition of their shares in the PFIC.

We do not believe that our existing operations would cause us to be deemed to be a PFIC with respect to any taxable year. In this regard, we treat the gross income we derive or are deemed to derive from our time chartering activities as services income, rather than rental income. Accordingly, we believe that (1) our income from our time chartering activities does not constitute “passive income” and (2) the assets that we own and operate in connection with the production of that income do not constitute passive assets.

There is, however, no direct legal authority under the PFIC rules addressing our operations. Accordingly, no assurance can be given that the U.S. Internal Revenue Service, or IRS, or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. Moreover, no assurance can be given that we would not be a PFIC for any future taxable year if there were to be changes in the nature and extent of our operations.

If the IRS were to find that we are or have been a PFIC for any taxable year, our U.S. shareholders will face adverse U.S. tax consequences. Under the PFIC rules, unless a shareholder makes an election available under the Code (which election could itself have adverse consequences for such shareholder), such shareholder would be liable to pay U.S. federal income tax at the highest applicable income tax rates on ordinary income plus interest upon excess distributions and upon any gain from the disposition of our common stock, as if the excess distribution or gain had been recognized ratably over the shareholder's holding period of our common stock.

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

RISK FACTORS RELATED TO OUR COMMON STOCK

Fleet Acquisition LLC and Peter Georgiopoulos own a large portion of our outstanding common stock, which may limit your ability to influence our actions.

Fleet Acquisition LLC, or Fleet Acquisition, owns 34.75% of the outstanding shares of our common stock. Peter C. Georgiopoulos, our Chairman, owns an additional 14.08% of our common stock. As a result of this share ownership and for so long as these shareholders own a significant percentage of our outstanding common stock, these shareholders will be able to influence the outcome of any shareholder vote, including the election of directors, the adoption or amendment of provisions in our articles of incorporation or bylaws and possible mergers, corporate control contests and other significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, merger, consolidation, takeover or other business combination involving us. This concentration of ownership could also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock.

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

Provisions of our Amended and Restated Articles of Incorporation and Bylaws may have anti-takeover effects which could adversely affect the market price of our common stock.

Several provisions of our amended and restated articles of incorporation and bylaws, which are summarized below, may have anti-takeover effects. These provisions are intended to avoid costly takeover battles, lessen our vulnerability to a hostile change of control and enhance the ability of our board of directors to maximize shareholder value in connection with any unsolicited offer to acquire our company. However, these anti-takeover provisions could also discourage, delay or prevent (1) the merger or acquisition of our company by means of a tender offer, a proxy contest or otherwise that a shareholder may consider in its best interest and (2) the removal of incumbent officers and directors.

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

Classified Board of Directors.

Our amended and restated articles of incorporation provide for the division of our board of directors into three classes of directors, with each class as nearly equal in number as possible, serving staggered, three-year terms beginning upon the expiration of the initial term for each class. Approximately one-third of our board of directors is elected each year. This classified board provision could discourage a third party from making a tender offer for our shares or attempting to obtain control of us. It could also delay shareholders who do not agree with the policies of our board of directors from removing a majority of our board of directors for up to two years.

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

The market price of our common stock could decline due to sales of a large number of shares in the market, including sales of shares by our large shareholders, or the perception that these sales could occur. These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock. We have entered into a registration rights agreement with Fleet Acquisition LLC that entitles it to have all the shares of our common stock that it owns registered for sale in the public market under the Securities Act. We also registered on Form S-8 an aggregate of 2,000,000 shares issued or issuable under our equity compensation plan.

Future issuances of our common stock could dilute your interest in our company.

We may, from time to time, issue additional shares of common stock to support our growth strategy, reduce debt or to provide us with capital for other purposes that our board of directors believes to be in our best interest. To the extent that you do not purchase additional shares that we may issue, your interest in our company will be diluted, which means that your percentage of ownership in our company will be reduced. Following such a reduction, your common stock would represent a smaller percentage of the vote in our board of directors elections and other shareholder decisions. In addition, if additional shares are issued, depending on the circumstances, our dividends per share could be reduced.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We do not own any real property. In September 2005, we entered into a 15-year lease for office space in New York, New York. The monthly rental is as follows: Free rent from September 1, 2005 to July 31, 2006, $40,000 per month from August 1, 2006 to August 31, 2010, $43,000 per month from September 1, 2010 to August 31, 2015, and $46,000 per month from September 1, 2015 to August 31, 2020. We received a tenant work credit of $324,000. The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39,000. We have the option to extend the lease for a period of five years from September 1, 2020 to August 31, 2025. The rent for the renewal period will be based on the prevailing market rate for the six months prior to the commencement date of the extension term.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $486,000 per year for 2007 through 2009, $496,000 for 2010, $518,000 for 2011 and $4,650,000 thereafter.

For a description of our vessels, see “Our Fleet” in Item 1, "Business” in this report.

We consider each of our significant properties to be suitable for its intended use.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock has traded on NASDAQ under the symbol “GSTL” since our initial public offering on July 22, 2005. The following table sets forth for the periods indicated the high and low prices for the common stock as of the close of trading as reported by NASDAQ:

FISCAL YEAR ENDED DECEMBER 31, 2006	HIGH	LOW
1st Quarter	$17.52	$15.26
2nd Quarter	$18.16	$16.11
3rd Quarter	$23.03	$17.35

4th Quarter	$28.43	$22.65

FISCAL YEAR ENDED DECEMBER 31, 2005	HIGH	LOW
3rd Quarter	$20.87	$19.00
4th Quarter	$19.63	$15.96

As of December 31, 2006, there were approximately 52 holders of record of our common stock.

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

Our dividend policy is to declare quarterly distributions to shareholders, which commenced in November 2005, by each February, May, August and November substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our board of directors determines we should maintain. These reserves may cover, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital. On October 26, 2006, July 27, 2006, April 27, 2006, February 9, 2006, and October 31, 2005, our board of directors declared a dividend of $0.60 per share for each respective quarter. Additionally on February 8, 2007 our board of directors declared a dividend of $0.66 relating to the fourth quarter of 2006. Our target rate for quarterly dividends for 2007 is $0.66, although actual dividends, if declared, may be more or less. In the future, we may incur other expenses or liabilities or our board of directors may establish reserves that would reduce or eliminate the cash available for distribution as dividends.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2006 regarding the number of shares of our common stock that may be issued under the our 2005 Equity Incentive Plan, which is our sole equity compensation plan:

Number of securities
remaining available for
	Number of securities to	Weighted-average exercise	future issuance under
	be issued upon exercise	price of outstanding	equity compensation plans
	of outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	$—	1,754,538
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	1,754,538

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

For the years ended December 31,	For the period from September 27, 2004 to December 31,

	2006	2005	2004
Income Statement Data:
(U.S. dollars in thousands except for share and per share amounts)
Revenues	$133,232	$116,906	$1,887

Operating Expenses:
Voyage expenses	4,710	4,287	44
Vessel operating expenses	20,903	15,135	141
General and administrative expenses	8,882	4,937	113
Management fees	1,439	1,479	27
Depreciation and amortization	26,978	22,322	421

Total operating expenses	62,912	48,160	746

Operating income	70,320	68,746	1,141
Other expense	(6,798)	(14,264)	(234)

Net income	$63,522	$54,482	$907

Earnings per share - Basic	$2.51	$2.91	$0.07
Earnings per share - Diluted	$2.51	$2.90	$0.07
Dividends declared and paid per share	$2.40	$0.60	-
Weighted average common shares outstanding - Basic	25,278,726	18,751,726	13,500,000
Weighted average common shares outstanding - Diluted	25,351,297	18,755,195	13,500,000

Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash	$73,554	$46,912	$7,431
Total assets	578,262	489,958	201,628
Total debt (current and long-term)	211,933	130,683	125,766
Total shareholders’ equity	353,533	348,242	73,374

Cash Flow Data:
(U.S. dollars in thousands)
Net cash flow provided by operating activities	$90,068	$88,230	$2,718
Net cash flow used in investing activities	(82,840)	(268,072)	(189,414)
Net cash provided by financing activities	19,414	219,323	194,127

EBITDA (1)	$100,845	$91,743	$1,562
(1)
EBITDA represents net income plus net interest expense, income tax expense, depreciation and amortization, plus amortization of nonvested stock compensation, and amortization of the value of time charter acquired which is included as a component of other long-term assets. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in consolidating internal financial statements and it is presented for review at our board meetings. EBITDA is also used by our lenders in certain loan covenants. For these reasons, we believe that EBITDA is a useful measure to present to our investors. EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a source of liquidity or cash flows as shown in our consolidated statement of cash flows. The definition of EBITDA used here may not be comparable to that used by other companies. The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income for each of the periods presented above:

	For the years ended December 31,		For the period from September 27, 2004 to December 31,
	2006	2005	2004
(U.S. dollars in thousands except for per share amounts)
Net income	$63,522	$54,482	$907
Net interest expense	6,906	14,264	234
Amortization of value of time charter acquired (1)	1,850	398	—
Amortization of nonvested stock compensation	1,589	277	—
Depreciation and amortization	26,978	22,322	421

EBITDA	$100,845	$91,743	$1,562
_____________________

(1) Amortization of value of time charter acquired is a reduction of revenue and the unamortized portion is included in other long-term assets.

	For the years ended December 31,		For the period from September 27, 2004 to December 31,
	2006	2005	2004
Fleet Data:
Ownership days (1)
Panamax	1,923.7	1,538.6	15.5
Handymax	2,614.4	2,046.6	26.7
Handysize	1,825.0	1,810.9	41.8
Total	6,363.1	5,396.1	84.0

Available days (2)
Panamax	1,905.7	1,534.4	15.5
Handymax	2,552.6	2,043.4	26.7
Handysize	1,825.0	1,810.0	41.8
Total	6,283.3	5,387.8	84.0

Operating days (3)
Panamax	1,886.6	1,523.2	15.5
Handymax	2,527.1	2,028.1	26.7
Handysize	1,822.8	1,794.1	41.8
Total	6,236.5	5,345.4	84.0

Fleet utilization (4)
Panamax	99.0%	99.3%	100.0%
Handymax	99.0%	99.3%	100.0%
Handysize	99.9%	99.1%	100.0%
Fleet average	99.3%	99.2%	100.0%

	For the years ended December 31,		For the period from September 27, 2004 to December 31,
	2006	2005	2004
Average Daily Results:
(U.S. dollars)
Time Charter Equivalent (5)
Panamax	$24,128	$25,090	$41,367
Handymax	21,049	21,255	18,166
Handysize	15,788	16,955	17,191

Fleet average	20,455	20,903	21,960

Daily vessel operating expenses (6)
Panamax	$3,615	$3,061	$2,101
Handymax	3,228	2,796	1,577
Handysize	3,019	2,597	1,597

Fleet average	3,285	2,805	1,683

(1) We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

(2) We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. Companies in the shipping industry generally use available days to measure the number of days in a period during which vessels should be capable of generating revenues.

(3) We define operating days as the number of our available days in a period less the aggregate number of days that our vessels are off-hire due to unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

(4) We calculate fleet utilization by dividing the number of our operating days during a period by the number of our available days during the period. The shipping industry uses fleet utilization to measure a company’s efficiency in finding suitable employment for its vessels and minimizing the number of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning.

(5) We define TCE rates as our net voyage revenue (voyage revenues less voyage expenses) divided by the number of our available days during the period, which is consistent with industry standards. TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts.

	For the years ended December 31,		For the period from September 27, 2004 to December 31,
	2006	2005	2004
Income statement data
(U.S. dollars in thousands)
Voyage revenues	$133,232	$116,906	$1,887
Voyage expenses	4,710	4,287	44
Net voyage revenue	$128,522	$112,619	$1,843

(6) We define daily vessel operating expenses to include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance (excluding drydocking), the costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses. Daily vessel operating expenses are calculated by dividing vessel operating expenses by ownership days for the relevant period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a Marshall Islands company incorporated in September 2004 to transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. As of December 31, 2006, excluding the Genco Glory, our fleet consisted of seven Panamax, seven Handymax and five Handysize drybulk carriers, with an aggregate carrying capacity of approximately 988,000 dwt, and the average age of our fleet was approximately 8.9 years as of December 31, 2006, as compared to the average age for the world fleet of approximately 15.6 years for the drybulk shipping segments in which we compete. All of the vessels in our fleet are on time charters to reputable charterers, including Lauritzen Bulkers, Cargill, HMMC, BHP, DS Norden, A/S Klaveness, Cosco Bulk Carrier Co., Ltd., and NYK Europe. All of the vessels in our fleet are presently engaged under time charter contracts that expire (assuming the option periods in the time charters are not exercised) between March 2007 and December 2008.

Each vessel in our fleet was delivered to us on the date specified in the following chart:

Vessel Acquired	Date Delivered	Class	Year Built

Genco Reliance	12/6/04	Handysize	1999
Genco Glory	12/8/04 (1)	Handymax	1984
Genco Vigour	12/15/04	Panamax	1999
Genco Explorer	12/17/04	Handysize	1999
Genco Carrier	12/28/04	Handymax	1998
Genco Sugar	12/30/04	Handysize	1998
Genco Pioneer	1/4/05	Handysize	1999
Genco Progress	1/12/05	Handysize	1999
Genco Wisdom	1/13/05	Handymax	1997
Genco Success	1/31/05	Handymax	1997
Genco Beauty	2/7/05	Panamax	1999
Genco Knight	2/16/05	Panamax	1999
Genco Leader	2/16/05	Panamax	1999
Genco Marine	3/29/05	Handymax	1996
Genco Prosperity	4/4/05	Handymax	1997
Genco Trader	6/7/05	Panamax	1990
Genco Muse	10/14/05	Handymax	2001
Genco Commander	11/2/06	Handymax	1994
Genco Acheron	11/7/06	Panamax	1999
Genco Surprise	11/17/06	Panamax	1998

(1) We reached an agreement to sell the vessel to Cloud Maritime S.A. The delivery of the vessel to the new owner is expected to occur during February 2007.

We intend to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow. In connection with this growth strategy, we negotiated the New Credit Facility, which has been used to refinance the outstanding indebtedness under our previous credit facility (the “Original Credit Facility”) remaining after application of a portion of the net proceeds of our initial public offering on July 22, 2005.

    Our management team and our other employees are responsible for the commercial and strategic management of our fleet. Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters and voyage charters, and monitoring the performance of our vessels under their charters. Strategic management includes locating, purchasing, financing and selling vessels. We currently contract with three independent technical managers, to provide technical management of our fleet at a lower cost than we believe would be possible in-house. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Members of our New York City-based management team oversee the activities of our independent technical managers.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the years ended December 31, 2006 and 2005 and the period from inception September 27, 2004 to December 31, 2004. Because predominately all of our vessels have operated on time charters, our TCE rates equal our time charter rates less voyage expenses consisting primarily of brokerage commissions paid by us to third parties.

	For the years ended December 31,		For the period from September 27, 2004 to December 31,
	2006	2005	2004

Fleet Data:
Ownership days (1)
Panamax	1,923.7	1,538.6	15.5
Handymax	2,614.4	2,046.6	26.7
Handysize	1,825.0	1,810.9	41.8

Total	6,363.1	5,396.1	84.0

Available days (2)
Panamax	1,905.7	1,534.4	15.5
Handymax	2,552.6	2,043.4	26.7
Handysize	1,825.0	1,810.0	41.8

Total	6,283.3	5,387.8	84.0

Operating days (3)
Panamax	1,886.6	1,523.2	15.5
Handymax	2,527.1	2,028.1	26.7
Handysize	1,822.8	1,794.1	41.8

Total	6,236.5	5,345.4	84.0

Fleet utilization (4)
Panamax	99.0%	99.3%	100.0%
Handymax	99.0%	99.3%	100.0%
Handysize	99.9%	99.1%	100.0%
Fleet average	99.3%	99.2%	100.0%

	For the years ended December 31,		For the period from September 27, 2004 to December 31,
	2006	2005	2004
(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Panamax	$24,128	$25,090	$41,367
Handymax	21,049	21,255	18,166
Handysize	15,788	16,955	17,191

Fleet average	20,455	20,903	21,960

Daily vessel operating expenses (6)
Panamax	$3,615	$3,061	$2,101
Handymax	3,228	2,796	1,577
Handysize	3,019	2,597	1,597

Fleet average	3,285	2,805	1,683

(1) We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

(2) We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. Companies in the shipping industry generally use available days to measure the number of days in a period during which vessels should be capable of generating revenues.

(3) We define operating days as the number of our available days in a period less the aggregate number of days that our vessels are off-hire due to unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

(4) We calculate fleet utilization by dividing the number of our operating days during a period by the number of our available days during the period. The shipping industry uses fleet utilization to measure a company’s efficiency in finding suitable employment for its vessels and minimizing the number of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning.

(5) We define TCE rates as net voyage revenue (voyage revenues less voyage expenses) divided by the number of our available days during the period, which is consistent with industry standards. TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts.

	For the years ended December 31,		For the period from September 27, 2004 to December 31,
	2006	2005	2004
Income statement data
(U.S. dollars in thousands)
Voyage revenues	$133,232	$116,906	$1,887
Voyage expenses	4,710	4,287	44
Net voyage revenue	$128,522	$112,619	$1,843

(6) We define daily vessel operating expenses to include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance (excluding drydocking), the costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses. Daily vessel operating expenses are calculated by dividing vessel operating expenses by ownership days for the relevant period.

Operating Data

The following discusses our operating income and net income for the years ended December 31, 2006 and 2005 and the period from inception September 27, 2004 to December 31, 2004.

	For the years ended December 31,		For the period from September 27, 2004 to December 31,
	2006	2005	2004
Income Statement Data:
(U.S. dollars in thousands except for per share amounts)
Revenues	$133,232	$116,906	$1,887
Operating Expenses:
Voyage expenses	4,710	4,287	44
Vessel operating expenses	20,903	15,135	141
General and administrative expenses	8,882	4,937	113
Management fees	1,439	1,479	27
Depreciation and amortization	26,978	22,322	421

Total operating expenses	62,912	48,160	746

Operating income	70,320	68,746	1,141
Other expense	(6,798)	(14,264)	(234)

Net income	$63,522	$54,482	$907

Earnings per share - Basic	$2.51	$2.91	$0.07

Earnings per share - Diluted	$2.51	$2.90	$0.07
Dividends declared and paid per share	$2.40	$0.60	-
Weighted average common shares outstanding - Basic	25,278,726	18,751,726	13,500,000
Weighted average common shares outstanding - Diluted	25,351,297	18,755,195	13,500,000
Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash	$73,554	$46,912	$7,431
Total assets	578,262	489,958	201,628
Total debt (current and long-term)	211,933	130,683	125,766
Total shareholders’ equity	353,533	348,242	73,374

Cash Flow Data:
(U.S. dollars in thousands)

Net cash flow provided by operating activities	$90,068	$88,230	$2,718
Net cash flow used in investing activities	(82,840)	(268,072)	(189,414)
Net cash provided by financing activities	19,414	219,323	194,127

EBITDA (1)	$100,845	$91,743	$1,562

(1)
EBITDA represents net income plus net interest expense, income tax expense, depreciation and amortization, plus amortization of nonvested stock compensation, and amortization of the value of time charters acquired which is included as a component of other long-term assets. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in consolidating internal financial statements and it is presented for review at our board meetings. EBITDA is also used by our lenders in certain loan covenants. For these reasons, we believe that EBITDA is a useful measure to present to our investors. EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a source of liquidity or cash flows as shown in our consolidated statement of cash flows. The definition of EBITDA used here may not be comparable to that used by other companies. The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income for each of the periods presented above:

	For the years ended December 31,		For the period from September 27, 2004 to December 31,
	2006	2005	2004
(U.S. dollars in thousands except for per share amounts)
Net income	$63,522	$54,482	$907

Net interest expense	6,906	14,264	234
Amortization of value of time charter acquired (1)	1,850	398	—
Amortization of nonvested stock compensation	1,589	277	—
Depreciation and amortization	26,978	22,322	421

EBITDA	$100,845	$91,743	$1,562

(1) Amortization of value of time charter acquired is a reduction of revenue and the unamortized portion is included in other long-term assets.

Results of Operations

Year ended December 31, 2006 compared to the year ended December 31, 2005

REVENUES-

Our revenues are driven primarily by the number of vessels in our fleet, the number of days during which our vessels operate and the amount of daily charterhire that our vessels earn, that, in turn, are affected by a number of factors, including:

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

We were incorporated on September 27, 2004 and took delivery of our first six vessels in December 2004. The next ten vessels of our fleet were delivered in the first six months of 2005, another vessel was delivered in October 2005, and the last three vessels in the fleet were delivered in the fourth quarter of 2006. During February 2007, we expect to complete the pending sale of the Genco Glory to Cloud Maritime S.A. for $13.2 million. The increase in the size of our fleet has enabled us to grow our revenues significantly and to increase our ownership, available and operating days.

For the year ended December 31, 2006, revenues grew 13.9% to $133.2 million versus $116.9 million for the year ended December 31, 2005. Revenues in both periods consisted of charterhire payments for our vessels. The increase in revenues was due primarily to the operation of a larger fleet.

The average TCE rate of our fleet declined by 2.1% to $20,455 a day for the year ended December 31, 2006 from $20,903 a day for the year ended December 31, 2005 mostly due to lower charter rates achieved on the five handysize vessels on time charter to Lauritzen Bulkers.  The five vessels were renewed under a time charter with

Lauritzen Bulkers in the third quarter of 2006 at a lower charter rate than the previous time charter.  Furthermore, lower charter rates were realized on the Genco Leader, which was subject to lower overall spot market in 2006 versus 2005.

For the years ended December 31, 2006 and 2005, we had ownership days of 6,363.1 days and 5,396.1 days, respectively. Fleet utilization remained static at 99.3% in 2006 versus 99.2% in 2005, respectively.

The following table sets forth information about the current employment of the vessels currently in our fleet:
Vessel	Time Charter Rate (1)	Charterer	Charter Expiration (2)

Panamax Vessels
Genco Beauty	$29,000	Cargill	March 2007
Genco Knight	29,000	BHP	March 2007
Genco Leader	25,650(3)	AS Klaveness	December 2008
Genco Trader	25,750(3)	Baumarine AS	October 2007
Genco Vigour	29,000	BHP	March 2007
Genco Acheron	28,500 30,000 (4)	Global Maritime Investments Ltd. STX Pan Ocean	March 2007 January 2008
Genco Surprise	25,000	Cosco Bulk Carrier Co., Ltd.	November 2007
Handymax Vessels
Genco Success	24,000	KLC	January 2008
Genco Commander	19,750	A/S Klaveness	October 2007
Genco Carrier	24,000 24,000(5)	DBCN Corporation Pacific Basin Chartering Ltd.	March 2007 January 2008
Genco Prosperity	23,000	DS Norden	March 2007
Genco Wisdom	24,000	HMMC	November 2007
Genco Marine	18,000(6) 24,000	NYK Europe	March 2007 February 2008
Genco Muse	26,500(7)	Qatar Navigation QSC	September 2007
Handysize Vessels
Genco Explorer	13,500	Lauritzen Bulkers	July 2007
Genco Pioneer	13,500	Lauritzen Bulkers	August 2007
Genco Progress	13,500	Lauritzen Bulkers	August 2007
Genco Reliance	13,500	Lauritzen Bulkers	July 2007
Genco Sugar	13,500	Lauritzen Bulkers	July 2007

(1) Time charter rates presented are the gross daily charterhire rates before the payments of brokerage commissions ranging from 1.25% to 5% to third parties, except as indicated for the Genco Trader and the Genco Leader in note 3 below. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(2) The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of each contract, the charterer is entitled to extend time charters from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(3) The Genco Leader and the Genco Trader were delivered to the charterer for the commencement of the time charter on January 15, 2007 and December 24, 2006, respectively. For each of these vessels, the time charter rate presented is the net daily charterhire rate. There are no payments of brokerage commissions associated with these time charters.

(4) We have reached an agreement to commence a time charter for 11 to 13 months at a rate of $30,000 per day, less a 5% third-party brokerage commission. The estimated charter expiration is based on the time charter beginning in March 2007, the earliest possible termination of the previous charter.

(5) The estimated charter expiration is based on the time charter beginning in March 2007, the earliest possible termination of the previous charter.

(6) The time charter rate was $26,000 until March 2006 and $18,000 thereafter until March 2007. For purposes of revenue recognition, the time charter contract through March 2007 is reflected on a straight-line basis in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Additionally, we have reached an agreement with the current charterer for an additional 11 to 13 months at a rate of $24,000 per day, less a 5% third-party brokerage commission.

(7) Since this vessel was acquired with an existing time charter at an above-market rate, we allocated the purchase price between the vessel and an intangible asset for the value assigned to the above-market charterhire. This intangible asset is amortized as a reduction to voyage revenues over the remaining term of the charter, resulting in a daily rate of approximately $22,000 recognized as revenues. For cash flow purposes, we will continue to receive $26,500 per day until the charter expires.

VOYAGE EXPENSES-

Voyage expenses include port and canal charges, fuel (bunker) expenses and brokerage commissions payable to unaffiliated parties. Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the vessel owner.

For the years ended 2006 and 2005, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers as part of our vessels’ overall expenses, because all of our vessels were employed under time charters that require the charterer to bear all of those expenses.

As is common in the shipping industry, we pay brokerage commissions ranging from 1.25% to 5% of the total daily charterhire rate of each charter to brokers involved with arranging the charter. We believe that the amounts and the structures of our commissions are consistent with industry practices.

For the years ended December 31, 2006 and 2005, voyage expenses were $4.7 million and $4.3 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses. For the years ended December 31, 2006 and 2005, vessel operating expenses were $20.9 million and $15.1 million, respectively. The increase in vessel operating expenses year over year was due mostly to the fact that our operations had not fully ramped up in 2005 and our fleet expanded to an average of 17.4 vessels for the year ended December 31, 2006 as compared to an average of 14.8 vessels for the year ended December 31, 2005.

The average daily vessel operating expenses for our fleet were $3,285 and $2,805 per day for the years ended December 31, 2006 and 2005, respectively. As 2005 was our initial period of operations for the majority of our fleet, we believe the year ended December 31, 2006 is more reflective of our daily vessel operating expenses. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Based on management’s estimates and budgets provided by our technical managers, we expect our vessels to have daily vessel operating expenses during 2007 of:

Vessel Type	Average Daily Budgeted Amount
Panamax	$3,900
Handymax	3,600
Handysize	3,490

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubricants and insurance, may also cause these expenses to increase.

GENERAL AND ADMINISTRATIVE EXPENSES-

We incur general and administrative expenses, including our onshore vessel-related expenses such as legal and professional expenses. Our general and administrative expenses also include our payroll expenses, including those relating to our executive officers, and rent.

For the years ended December 31, 2006 and 2005, general and administrative expenses were $8.9 million and $4.9 million, respectively. General and administrative expenses increased as a result of the expansion of our fleet and the costs associated with running a public company for a full twelve-month period, including the preparation of disclosure documents, legal and accounting costs, incremental director and officer liability insurance costs, incremental director and employee compensation, and costs related to compliance with the Sarbanes-Oxley Act of 2002. Additionally, management expects 2007 general and administrative expenses to increase, mainly due to increases associated with broad-based cash and non-cash compensation and costs associated with the planned offering of shares owned by Fleet Acquisition LLC. See Note 1 in Item 8 of  this report describing the offering.

MANAGEMENT FEES-

We incur management fees to third-party technical management companies that include such services as the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. For the years ended December 31, 2006 and 2005, management fees were $1.4 million and $1.5 million, respectively. Technical management fees are paid to our independent ship managers.

INCOME FROM DERIVATIVE INSTRUMENTS-

For the year ended December 31, 2006, income from derivative instruments was $0.1 million and is due solely to the gain in value during the time the 5.075% and 5.25% Swaps had not been designated against our debt. For the year ended December 31, 2005, we had no derivative instruments in place that resulted in income from derivative instruments.

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

For the years ended December 31, 2006 and 2005, depreciation and amortization charges were $27.0 million and $22.3 million, respectively. The increase primarily was due to the growth in our fleet to an average of 17.4 vessels for the year ended December 31, 2006 as compared to an average of 14.8 vessels for the year ended December 31, 2005.

NET INTEREST EXPENSE-

For the years ended December 31, 2006 and 2005, net interest expense was $6.9 million and $14.3 million, respectively. Net interest expense consisted mostly of interest payments made under our New Credit Facility for the 2006 period. For the 2005 period, net interest expense consisted mostly of interest payments made under our Original Credit Facility and the New Credit Facility. Additionally, interest income as well as amortization of deferred financing costs related to our credit facilities is included in both periods. The decrease in net interest expense for 2006 versus 2005 was mostly a result of a charge of $4.1 million in 2005 which is associated with the write-down of unamortized deferred bank charges related to our Original Credit Facility, lower interest margin and a lower debt outstanding under our New Credit Facility.

Year ended December 31, 2005 as compared to the period September 27, 2004 (date of inception) through December 31, 2004

For the purpose of discussing the results of our operations, we present results for the year ended December 31, 2005 and the period ended December 31, 2004, but do not compare the two periods due to the short period of operations of the fleet in 2004. In presenting the results for 2004, we refer to the period September 27 through December 31.

REVENUES-

We were incorporated on September 27, 2004 and took delivery of our first six vessels in December 2004. The next ten vessels of our fleet were delivered in the first six months of 2005 and the Genco Muse was delivered in October 2005. The increase in the size of our fleet has enabled us to grow our revenues significantly and to increase our ownership, available and operating days.

For the year ended December 31, 2005 and the period ended December 31, 2004 revenues were $116.9 million and $1.9 million, respectively, and consisted of charter payments for our vessels.

The average TCE rate of our fleet for the year ended December 31, 2005 and the period ended December 31, 2004 were $20,903 a day and $21,960 a day, respectively.

For the year ended December 31, 2005 and the period ended December 31, 2004, we had ownership days of 5,396.1 days and 84.0 days, respectively. Fleet utilization for the years ended December 31, 2005 and 2004 was 99.2% and 100%, respectively.

VOYAGE EXPENSES-

Voyage expenses include port and canal charges, fuel (bunker) expenses and brokerage commissions payable to unaffiliated parties. Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the vessel owner.

For the year ended December 31, 2005 and the period ended December 31, 2004, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers as part of our vessels’ overall expenses, because all of our vessels were employed under time charters that require the charterer to bear all of those expenses.

As is common in the shipping industry, we pay brokerage commissions ranging from 1 1/4% to 5% of the total daily charterhire rate to brokers involved with arranging the charter. We believe that the amounts and the structures of our commissions are consistent with industry practices.

For the year ended December 31, 2005 and the period ended December 31, 2004, voyage expenses were $4.3 million and $0.04 million, respectively, and consisted primarily of brokerage commissions.

VESSEL OPERATING EXPENSES-

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses. For the year ended December 31, 2005 and the period ended December 31, 2004, vessel operating expenses were $15.1 million and $0.1 million, respectively.

The average daily vessel operating expenses for our fleet were $2,805 and $1,683 per day for the year ended December 31, 2005 and the period ended December 31, 2004, respectively. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

GENERAL AND ADMINISTRATIVE EXPENSES-

We incur general and administrative expenses, including our onshore vessel-related expenses such as legal and professional expenses. Our general and administrative expenses also include our payroll expenses, including those relating to our executive officers, and rent.

For the year ended December 31, 2005 and the period ended December 31, 2004, general and administrative expenses were $4.9 million and $0.1 million, respectively.

MANAGEMENT FEES-

We incur management fees to a third-party technical management company that include such services as the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. For the year ended December 31, 2005 and the period ended December 31, 2004, management fees were $1.5 million and $0.03 million, respectively.

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

For the year ended December 31, 2005 and the period ended December 31, 2004, depreciation and amortization charges were $22.3 million and $0.4 million, respectively.

NET INTEREST EXPENSE-

For the year ended December 31, 2005 and the period ended December 31, 2004, net interest expense was $14.3 million and $0.2 million, respectively. Net interest expense consisted of interest payments made under our Original Credit Facility, our New Credit Facility, interest income, as well as a charge of $4.1 million associated with the write-down of unamortized deferred financing costs related to our Original Credit Facility which occurred during the third quarter 2005.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our capital requirements with cash flow from operations, equity contributions and bank debt. We have used our funds primarily to fund vessel acquisitions, regulatory compliance expenditures, the repayment of bank debt and the associated interest expense and the payment of dividends. We will require capital to fund ongoing operations, acquisitions and debt service. We expect to rely on operating cash flows as well as long-term borrowings to implement our growth plan and continue our dividend policy.  We anticipate that internally generated cash flow and borrowings under our New Credit Facility will be sufficient to fund the operations of our fleet, including our working capital requirements for the foreseeable future.

Dividend Policy

Our dividend policy is to declare quarterly distributions to shareholders by each February, May, August and November, which commenced in November 2005, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our board of directors determines we should maintain. These reserves may cover, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital. On October 26, 2006, July 27, 2006, April 27, 2006, February 9, 2006, and October 31, 2005, our board of directors declared a dividend for the third quarter of 2006, second quarter of 2006, first quarter of 2006, fourth quarter of 2005, and the third quarter of 2005, respectively, each for $0.60 per share. The dividends were paid on November 30, 2006, August 31, 2006, May 26, 2006, March 10, 2006, and November 28, 2005, to shareholders of record as of November 16, 2006, August 17, 2006, May 10, 2006, February 24, 2006, and November 14, 2005, respectively. The aggregate amount of the dividend paid in the year ended December 31, 2006 and 2005 was $61.0 million and $15.2 million, respectively, which we funded from cash on hand. However, in the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends. Additionally, on February 8, 2007, our board of directors declared a dividend of $0.66 per share, to be paid on or about March 9, 2007 to shareholders of record as of February 23, 2007. Our target rate for quarterly dividends for 2007 is $0.66, although actual dividends, if declared, may be more or less.

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

We believe that, under current law, our dividend payments from earnings and profits will constitute “qualified dividend income” and, as such, will generally be subject to a 15% U.S. federal income tax rate with respect to non-corporate U.S. shareholders that meet certain holding period and other requirements (through 2010). Distributions in excess of our earnings and profits will be treated first as a non-taxable return of capital to the extent of a U.S. shareholder's tax basis in its common stock on a dollar-for-dollar basis and, thereafter, as capital gain.

Cash Flow

Net cash provided by operating activities for the year ended December 31, 2006 increased 2.1% to

$90.1 million from $88.2 million. The increase primarily was due to higher net income and depreciation and amortization in the year ended December 31, 2006 due to the operation of a larger fleet. Net cash from operating activities for year ended December 31, 2006 was primarily a result of recorded net income of $63.5 million, and depreciation and amortization charges of $27.0 million. For the year ended December 31, 2005, net cash provided from operating activities was primarily a result of recorded net income of $54.5 million, and depreciation and amortization charges of $22.3 million, and amortization of deferred financing costs of $4.6 million in 2005.

The majority of our fleet was acquired in 2005 and as a result net cash used in investing activities declined to $82.8 million for the year ended December 31, 2006 from $268.1 million for the year ended December 31, 2005. For the year ended December 31, 2006 the cash used in investing activities related primarily to the purchase of three additional vessels for $81.6 million. For the year ended December 31, 2005, the cash used in investing activities relating to the acquisition of ten vessels was $267.0 million.

Net cash provided by financing activities for the years ended December 31, 2006 and 2005 was $19.4 million and $219.3 million, respectively. For the year ended December 31, 2006, net cash used by financing activities consisted mostly of the payment of cash dividends of $61.0 million offset by $81.3 million of proceeds from our New Credit Facility used to acquire three vessels. For the year ended December 31, 2005, the primary sources of net cash provided by financing activities were net proceeds from our initial public equity offering of $230.3 million and $130.7 million in net borrowings under our New Credit Facility. In addition, we retired the $357.0 million outstanding under our Original Credit Facility and paid cash dividends of $15.2 million.

New Credit Facility

Subsequent to our initial public offering, we entered into a New Credit Facility as of July 29, 2005. The New Credit Facility is with a syndicate of commercial lenders including Nordea Bank Finland plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citibank, N.A. The New Credit Facility has been used to refinance our indebtedness under our Original Credit Facility, and may be used in the future to acquire additional vessels and for working capital requirements. Under the terms of our New Credit Facility, borrowings in the amount of $106.2 million were used to repay indebtedness under our Original Credit Facility and additional net borrowings of $24.5 million were obtained to fund the acquisition of the Genco Muse. In July 2006, we increased the line of credit by $100 million and during the second and third quarters borrowed $81.3 million for acquisition of three vessels. At December 31, 2006, $338.1 million remains available to fund future vessel acquisitions. We may borrow up to $20.0 million of the $338.1 million for working capital purposes.

Additionally, on February 7, 2007, we reached an agreement with our lenders to allow us to increase the amount of the New Credit Facility by $100 million, for a total maximum availability of $650 million.  We have the option to increase the facility amount by $25 million increments up to the additional $100 million so long as at least one bank within the syndicate agrees to fund such increase. Any increase associated with this agreement is generally governed by the existing terms of the New Credit Facility, although we and any banks providing the increase may agree to vary the upfront fees, unutilized commitment fees, or other fees payable by us in connection with the increase.

The New Credit Facility has a term of ten years and matures on July 29, 2015. The facility permits borrowings up to 65% of the value of the vessels that secure our obligations under the New Credit Facility up to the facility limit, provided that conditions to drawdown are satisfied. The facility limit is $550 million for a period of six years beginning July 29, 2005. Thereafter, the facility limit is reduced by an amount equal to 8.125% of the total $550 million commitment, semi-annually over a period of four years and is reduced to $0 on the tenth anniversary.

Our obligations under the New Credit Facility are secured by a first priority mortgage on each of the vessels in our fleet, as well as any future vessel acquisitions pledged as collateral and funded by the New Credit Facility. The New Credit Facility is also secured by a first priority security interest in our earnings and insurance proceeds related to the collateral vessels. We may grant additional security interest in vessels acquired that are not mortgaged.

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

Interest on the amounts drawn is payable at the rate of 0.95% per annum over LIBOR until the fifth anniversary of the closing of the New Credit Facility and 1.00% per annum over LIBOR thereafter. We are also obligated to pay a commitment fee equal to 0.375% per annum on any undrawn amounts available under the facility. On July 29, 2005, the we paid an arrangement fee to the lenders of $2.7 million on the original commitment of $450 million and an additional $0.6 million for the $100 million commitment increase which equates to 0.6% of the total commitment of $550 million as of July 12, 2006. These arrangement fees along with other costs have been capitalized as deferred financing costs. In the year ended December 31, 2005, we incurred an expense of $4.1 million to write-off deferred financing fees associated with our Original Credit Facility which was entirely repaid on July 29, 2005.

Under the terms of our New Credit Facility, we are permitted to pay or declare dividends in accordance with our dividend policy so long as no default or event of default has occurred and is continuing or would result from such declaration or payment.

The New Credit Facility has certain financial covenants that require us, among other things, to ensure that the fair market value of the collateral vessels maintains a certain multiple as compared to the outstanding indebtedness; maintain a specified ratio of total indebtedness to total capitalization; maintain a specified ratio of earnings before interest, taxes, depreciation and amortization to interest expense; maintain a net worth of approximately $263 million; and maintain working capital liquidity in an amount of not less than $0.5 million per vessel securing the borrowings. Additionally there are certain non-financial covenants that require us, among other things, to provide the lenders with certain legal documentation such as the mortgage on a newly acquired vessel using funds from the New Credit Facility, and other periodic communications with the lenders that include certain compliance certificates at the time of borrowing and on a quarterly basis. For the period since facility inception through December 31, 2006, we were in compliance with these covenants, except for an age covenant in conjunction with the acquisition of the Genco Commander, a 1994 vessel, for which we obtained a waiver for the term of the agreement.

Original Credit Facility

On December 3, 2004, we entered into the Original Credit Facility with a limit of $357 million with a group of lender banks. The loan had a five-year maturity at a rate of LIBOR plus 1.375% per year until $100 million had been repaid and thereafter at LIBOR plus 1.250%. In the event of late principal payments, additional interest charges would have been incurred. This facility was retired with proceeds from the initial public offering and proceeds from our New Credit Facility.

Interest Rate Swap Agreements and Forward Freight Agreements

Effective September 14, 2005, we entered into an interest rate swap agreement with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The notional principal amount of the swap is $106.2 million and has a fixed interest rate on the notional amount of 4.485% through July 29, 2015 (the “4.485% Swap”). The swap's expiration date coincides with the scheduled expiration of the New Credit Facility on July 29, 2015. The differential to be paid or received for this swap agreement was recognized as an adjustment to interest expense as incurred. The change in value on this swap was reflected as a component of other comprehensive income (“OCI”). We determined that this interest rate swap agreement, which initially hedged the corresponding debt, continues to perfectly hedge the debt.

Interest income (expense) pertaining to the 4.485% Swap for the years ended December 31, 2006 and 2005 was $0.6 million and $(0.1) million, respectively.

On March 24, 2006, we, entered into a forward interest rate swap agreement with a notional amount of $50.0 million, and has a fixed interest rate on the notional amount of 5.075% from January 2, 2008 through January 2, 2013 (the “5.075% Swap”). The change in the value of this swap and the rate differential to be paid or received for this swap agreement was recognized as income from derivative instruments and was listed as a component of other expense until we incurred obligations against which the swap was designated and was an effective hedge. In November 2006, we designated $50.0 million of the swap’s notional amount against our debt and utilized hedge accounting whereby the change in value for the portion of the swap that was effectively hedged was recorded as a component of OCI.

On March 29, 2006, we entered into a forward interest rate swap agreement with a notional amount of $50.0 million and has a fixed interest rate on the notional amount of 5.25% from January 2, 2007 through January 2, 2014 (the “5.25% Swap”). The change in the value of this swap and the rate differential to be paid or received for this swap agreement was recognized as expense from derivative instruments and was listed as a component of other expense until we incurred obligations against which the swap was designated and was an effective hedge. Effective July 2006, we designated $32.6 million and in October 2006 designated the remaining $17.4 million of the swap’s notional amount against our debt and utilized hedge accounting whereby the change in value for the portion of the swap that was effectively hedged was recorded as a component of OCI.

For the portion of our debt which has been hedged and the rate differential on the swap is in effect, the total interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95% in the first five years of the New Credit Facility and 1.0% in the last five years.

The 5.075% Swap and the 5.25% Swap do not have any interest income or expense as the swaps are not effective until January 2, 2008 and January 2, 2007, respectively. The rate differential on the portion of the swap that has not been designated against our debt and any portion of the swap that is ineffectively hedged for these two instruments will be reflected as income from derivative instruments and is listed as a component of other expense once effective. The rate differential on any portion of the swaps that effectively hedges our debt will be recognized as an adjustment to interest expense as incurred.

The asset associated with the 4.485% Swap at December 31, 2006 and December 31, 2005 was $4.5 million and $2.3 million, respectively, and is presented as the fair value of derivatives on the balance sheet. The liability associated with the 5.075% Swap and the 5.25% Swap at December 31, 2006 and December 31, 2005 is $0.8 million, and is presented as the fair value of derivatives on the balance sheet. During 2005, there were no swaps that were in a liability position. As of December 31, 2006 and December 31, 2005, we had accumulated OCI of $3.5 million and $2.3 million, respectively, related to the 4.485% Swap and a portion of the 5.25% Swap and 5.075% Swap that is effectively hedged. The portions of the 5.075% Swap and the 5.25% Swap that has not been effectively hedged resulted in income from derivative instruments of $0.1 million for the year ended December 31, 2006 due to the change in the value of these instruments when these instruments did not have designations associated with them. The 5.075% Swap and the 5.25% Swap were not entered into at December 31, 2005.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels. These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders. Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route. Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels. If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market. We have not entered into any FFAs as of December 31, 2006.

Interest Rates

The effective interest rates, including the cost associated with the unused commitment fees and the rate differential on the 4.485% Swap, incurred during the year ended December 31, 2006 and 2005 were 6.75% and 4.83%, respectively. The interest rates on the debt, excluding the unused commitment fees ranged from 6.14% to 6.45% during the year ended December 31, 2006 and ranged from 3.69% to 5.26% during the year ended December 31, 2005.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates that is reflective of the outstanding debt, including the effective fixed rate on the interest rate swap agreements that have been designated against the respective effective rate differentials on the agreements. The interest and fees are also reflective of the New Credit Facility and the interest rate swap agreements as discussed above under “—Interest Rate Swap Agreements and Forward Freight Agreements.”

	Total	Within One Year	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Bank loans	$211,933	$4,322	$-	$-	$207,611
Interest and borrowing fees	$111,588	$13,488	$26,626	$26,657	$44,817
Office lease	$7,121	$486	$971	$1,014	$4,650

Interest expense has been estimated using the fixed rate of 4.485% for the notional amount of the 4.485% Swap, 5.25% for the notional amount of the 5.25% Swap, 5.075% for the notional amount of the 5.075% Swap and 5.375% for the portion of the debt that has no designated swap against it, plus the applicable bank margin of 0.95% in the first five years of the New Credit Facility and 1.0% in the last five years.

The debt repayment within one year is the result of the required repayment of the debt associated with the sale of the Genco Glory and as reflected on the December 31, 2006 balance sheet as current portion of long-term debt.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. Our fleet currently consists of seven Panamax drybulk carriers, seven Handymax drybulk carriers and five Handysize drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings. We estimate our drydocking costs and scheduled off-hire days for our fleet through 2008 to be:

	Estimated Drydocking Cost	Estimated Offhire Days
	(U.S. dollars in millions)
Year
2007	$3.6	200
2008	3.0	120

 The costs reflected are estimates based on drydocking our vessels in China. We estimate that each drydock will result in 20 days of offhire. Actual costs will vary based on various factors, including where the drydockings are actually performed. We expect to fund these costs with cash from operations.

         The Genco Trader and the Genco Marine completed their drydocking during the first half of 2006 at a combined cost of $1.0 million. The Genco Marine exceeded the budget due to the vessel drydocking in Portugal rather than China. During third quarter, the Genco Muse completed drydocking at a cost of $0.9 million, exceeding its initial budget due to the vessel drydocking in the United States due to positioning rather than in China. During the fourth quarter 2006, we completed the drydocking of the Genco Carrier and Genco Glory at a combined cost of $1.3 million.

         During June 2005 and at the delivery of the vessel, we incurred a deferred drydock cost of $0.2 million associated with the Genco Trader.

We estimate that ten of our vessels will be drydocked during 2007, of which two will be drydocked during the first quarter of 2007, and an additional six of our vessels in 2008.

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

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies, because they generally involve a comparatively higher degree of judgment in their application. For an additional description of our significant accounting policies, see Note 2 to our consolidated financial statements included in this 10-K.

REVENUE AND VOYAGE EXPENSE RECOGNITION-

Revenues are generated from time charters. A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. In time charters, operating costs such as for crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel, and port charges are paid by the charterer. There are certain other non-specified voyage expenses such as commissions which are borne by us.

We record time charter revenues over the term of each charter as service is provided. Revenues are recognized on a straight-line basis as the average revenue over the term of each time charter. We recognize vessel operating expenses when incurred.

In December 2005 and February 2006, respectively, the Genco Trader and Genco Leader entered into the Baumarine Panamax Pool. Vessel pools, such as the Baumarine Panamax Pool, provide cost effective commercial management activities for a group of similar class vessels. The pool arrangement provides the benefits of a large-scale operation and chartering efficiencies that might not be available to smaller fleets. Under the pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the charterer and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel. Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these two vessels was subject to the fluctuations of the spot market. In December 2006 and January 2007, respectively, the Genco Trader and Genco Leader exited the Baumarine Panamax Pool.

Our standard time charter contracts with our customers specify certain performance parameters, which if not met can result in customer claims. As of December 31, 2006, we had a reserve of $0.2 million against due from charterers’ balance and an additional reserve of $0.6 million both associated with estimated customer claims against us for time charter performance issues. As of December 31, 2005, we had a reserve of $0.3 million associated with estimated customer claims against us for time charter performance issues.

VESSEL ACQUISITIONS-

When we enter into an acquisition transaction, we determine whether the acquisition transaction was the purchase of an asset or a business based on the facts and circumstances of the transaction. In the shipping industry, the purchase of a vessel is normally treated as a purchase of an asset as the historical operating data for the vessel is not reviewed nor is material to our decision to make such acquisition.

When a vessel is acquired with an existing time charter, we allocate the purchase price of the vessel and the time charter based on, among other things, vessel market valuations and the present value (using an interest rate which reflects the risks associated with the acquired charters) of the difference between (i) the contractual amounts to be paid pursuant to the charter terms and (ii) management's estimate of the fair market charter rate, measured over a period equal to the remaining term of the charter. The capitalized above-market (assets) and below-market (liabilities) charters are amortized as a reduction or increase, respectively, to voyage revenues over the remaining term of the charter.

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

DERIVATIVE FINANCIAL INSTRUMENTS-

To manage our exposure to fluctuating interest rates, we use interest rate swap agreements. Interest rate differentials to be paid or received under these agreements for any portion of designated debt that is effectively hedged is accrued and recognized as an adjustment of interest expense. The interest rate differential on the swaps that do not have designated debt or is not effectively hedged will be reflected as income or expense from derivative instruments and is listed as a component of other expense. The fair value of the interest rate swap agreements are recognized in the financial statements as non-current asset or liability.

Amounts receivable or payable arising at the settlement of hedged interest rate swaps are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist. Amounts receivable or payable arising at the settlement of unhedged interest rate swaps are reflected as income or expense from derivative instruments and is listed as a component of other expense.

 INCOME TAXES

Pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), qualified income derived from the international operations of ships is excluded from gross income and exempt from U.S. federal income tax if a company engaged in the international operation of ships meets certain requirements. Among other things, in order to qualify, the company must be incorporated in a country which grants an equivalent exemption to U.S. corporations and must satisfy certain qualified ownership requirements.

We are incorporated in the Marshall Islands. Pursuant to the income tax laws of the Marshall Islands, we are not subject to Marshall Islands income tax. The Marshall Islands has been officially recognized by the Internal Revenue Service as a qualified foreign country that currently grants the requisite equivalent exemption from tax.

Based on the ownership of our common stock prior to our initial public offering on July 22, 2005, we qualified for exemption from income tax for 2005 under Section 883, since we were a Controlled Foreign Corporation (“CFC”) and satisfied certain other criteria in the Section 883 regulations. We were a CFC, as defined in the Code, since until the initial public offering on July 22, 2005, over 50% of our stock was owned by United States holders each of whom owned ten percent or more of our voting stock, or US 10% Owners. During that time, approximately 93% of our common stock was held by US 10% Owners.

Based on the publicly traded requirement of the Section 883 regulations as described in the next paragraph, we believe that the we qualified for exemption from income tax for 2006.

Immediately following the initial public offering, the US 10% Owners beneficially owned less than 50% of our stock. They continued to own less than 50% of our stock and there were no additional US 10% Owners during 2006, and accordingly, we were no longer eligible to qualify for exemption from tax under Section 883 based on being a CFC. Instead, we can only qualify for exemption if we satisfy the publicly traded requirement of the Section 883 regulations. In order to meet the publicly traded requirement for 2006 and future years, our stock must be treated as being primarily and regularly traded for more than half the days of any such year. Under the Section 883 regulations, our qualification for the publicly traded requirement may be jeopardized if shareholders of our common stock that own five percent or more of our stock (“5% shareholders”) own, in the aggregate, 50% or more of our common stock for more than half the days of the year. We believe that, during 2006, the combined ownership of our 5% shareholders did not equal 50% or more of our common stock for more than half the days of 2006. However, if our 5% shareholders were to increase their ownership to 50% or more of our common stock for more than half the days of 2007 or any future taxable year, we would not be eligible to claim exemption from tax under Section 883 for that taxable year. We can therefore give no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for exemption from tax in 2007 or in future years.

If we do not qualify for the exemption from tax under Section 883, we would be subject to a 4% tax on our gross “shipping income” (without the allowance for any deductions) that is treated as derived from sources within the United States or “United States source shipping income.” For these purposes, “shipping income” means any income that is derived from the use of vessels, from the hiring or leasing of vessels for use, or from the performance of services directly related to those uses; and “United States source shipping income” includes 50% of shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to its borrowings. We held three interest rate risk management instruments at December 31, 2006 and one at December 31, 2005, in order to manage future interest costs and the risk associated with changing interest rates.

 Effective September 14, 2005, we entered into the 4.485% Swap, on March 24, 2006, the 5.075% Swap and on March 29, 2006, the 5.25% Swap. These swaps manage interest costs and the risk associated with changing interest rates.

For the portion of our debt which has been hedged and the rate differential on the swap that is in effect, the total interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95% in the first five years of the New Credit Facility and 1.0% in the last five years.

The asset associated with the 4.485% Swap at December 31, 2006 and December 31, 2005 is $4.5 million and $2.3 million, respectively, and is presented as the fair value of the derivative on the balance sheet. The liability associated with the 5.075% Swap and 5.25% Swap at December 31, 2006 and December 31, 2005 is $0.8 million, and is presented as the fair value of the derivatives on the balance sheet. During 2005, there were no swaps that were in a liability position. As of December 31, 2006 and December 31, 2005, we have accumulated OCI of $3.5 million and $2.3 million, respectively, related to the 4.485% Swap and a portion of the 5.25% Swap and the 5.075% Swap that was effectively hedged. The portions of the 5.075% Swap and the 5.25% Swap that has not been effectively hedged resulted in income from derivative instruments of $0.1 million for the year ended December 31, 2006 due to the change in the value of these instruments when these instruments did not have designations associated with them. The 5.075% Swap and the 5.25% Swap were not entered into at December 31, 2005.

Derivative financial instruments

To manage our exposure to fluctuating interest rates, we use interest rate swap agreements. Interest rate differentials to be paid or received under these agreements for any portion of designated debt that is effectively hedged is accrued and recognized as an adjustment of interest expense. The interest rate differential on the swaps that do not have designated debt or are not effectively hedged will be reflected as income or expense from derivative instruments and is listed as a component of other income or expense. The fair value of the interest rate swap agreements are recognized in the financial statements as non-current asset or liability.

Amounts receivable or payable arising at the settlement of hedged interest rate swaps are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist. Amounts receivable or payable arising at the settlement of unhedged interest rate swaps are reflected as income or expense from derivative instruments and is listed as a component of other expense.

The expiration date of the 4.485% Swap coincides with the expiration of the New Credit Facility on July 29, 2015. The differential to be paid or received for the 4.485% Swap agreement is recognized as an adjustment to interest expense as incurred. The change in value on this swap is reflected as a component of other comprehensive income (“OCI”).

The change in the value for the 5.075% Swap and the 5.25% Swap as well as the rate differential to be paid or received for these swap agreements was recognized as income from derivative instruments and was listed as a component of other expense until we had obligations against which the swap was designated and was an effective hedge. Additionally the change in value of the 5.075% Swap and the 5.25% Swap that was not an effective hedge against our debt was reflected as a component of other expense. For the 5.075% Swap and the 5.25% Swap, the change in value for the portion that had been designated against our debt and remained effectively hedged was recorded as a component of OCI and the rate differential, once effective, on the 5.075% Swap and the 5.25% Swap will be recognized as an adjustment to interest expense as incurred. Effective July 2006, we designated $32.6 million and in October 2006 designated the remaining $17.4 million of the swap’s notional amount against our debt and utilized hedge.

For the portion of our debt which has been hedged and the rate differential on the swap that is in effect, the total interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95% in the first five years of the New Credit Facility and 1.0% in the last five years.

For the 4.485% Swap, we qualified for hedge accounting treatment and we have determined that this interest rate swap agreement continues to perfectly hedge the debt. Interest income (expense) pertaining to the 4.485% Swap for the years ended December 31, 2006 and 2005 was $0.6 million and $(0.1) million, respectively. As of December 31, 2006, the 5.25% Swap and the 5.075% Swap do not have any interest income or expense as the swaps are not effective until January 2, 2007 and January 2, 2008, respectively.

The fair value of the 4.485% Swap was in an asset position at December 31, 2006 and December 31, 2005 of $4.5 million and $2.3 million, respectively. The fair value of the 5.075% Swap and 5.25% Swap was in a liability position at December 31, 2006 and December 31, 2005 of $0.8 million. During 2005, there were no swaps that were in a liability position.

We are subject to market risks relating to changes in interest rates because we have significant amounts of floating rate debt outstanding. We paid interest on this debt based on LIBOR plus an average spread of 1.35% on our Original Credit Facility, and paid LIBOR plus 0.95% for the debt in excess of the 4.485% Swap notional amount on the

New Credit Facility, and on the $106.2 million of our debt that corresponds to the notional amount of the 4.485% Swap, an effective rate of 4.485% plus a margin of 0.95% for the year ended December 31, 2005. For the year ended December 31, 2006, we paid LIBOR plus 0.95% for the debt in excess of the 4.485% Swap notional amount on the New Credit Facility, and on the $106.2 million of our debt that corresponds to the notional amount of the 4.485% Swap, an effective rate of 4.485% plus a margin of 0.95%. A 1% increase in LIBOR would result in an increase of $0.4 million in interest expense for the year ended December 31, 2006 considering the increase would be only on the unhedged portion of the debt for which the rate differential on the respective swap is not in effect.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Genco Shipping & Trading Limited
Form 10-K as of December 31, 2006 and December 31, 2005 for the Years Ended December 31, 2006
and December 31, 2005

Index to consolidated financial statements

a)	Report of Independent Registered Public Accounting Firm F-2

b)	Consolidated Balance Sheets - December 31, 2006 and December 31, 2005 F-3

c)	Consolidated Statements of Operations - For the Years Ended December 31, 2006 and December 31, 2005 and the Period September 27, 2004 (date of inception) through December 31, 2004 F-4

d)
Consolidated Statements of Shareholders’ Equity and Comprehensive Income -
For the Years Ended December 31, 2006 and December 31, 2005 and the Period September 27, 2004 (date of inception)
through December 31, 2004                                                          F-5

e)	Consolidated Statements of Cash Flows - For the Years Ended December 31, 2006 and December 31, 2005 and the Period September 27, 2004 (date of inception) through December 31, 2004 F-6

f)	Notes to Consolidated Financial Statements - For the Years Ended December 31, 2006 and December 31, 2005 and the Period September 27, 2004 (date of inception) through December 31, 2004 F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Genco Shipping & Trading Limited
New York, New York

We have audited the accompanying consolidated balance sheets of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the years ended December 31, 2006 and 2005 and for the period from September 27, 2004 (date of inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Genco Shipping & Trading Limited and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and for the period from September 27, 2004 (date of inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 8, 2007

Genco Shipping & Trading Limited
Consolidated Balance Sheets as of December 31, 2006
and December 31, 2005
(U.S. Dollars in thousands, except share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$73,554	$46,912
Vessel held for sale	9,450	-
Due from charterers, net	471	219
Prepaid expenses and other current assets	4,643	2,574
Total current assets	88,118	49,705

Noncurrent assets:
Vessels, net of accumulated depreciation of $43,769 and $22,659, respectively	476,782	430,287
Deferred drydock, net of accumulated depreciation of $366 and $35, respectively	2,452	152
Other assets, net of accumulated amortization of $468 and $126, respectively	4,571	5,967
Fixed assets, net of accumulated depreciation and amortization of $348 and $49, respectively	1,877	1,522
Fair value of derivative instrument	4,462	2,325
Total noncurrent assets	490,144	440,253

Total assets	$578,262	$489,958

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,784	$5,978
Current portion of long term debt	4,322	-
Deferred revenue	3,067	-
Total current liabilities	15,173	5,978

Noncurrent liabilities:
Deferred revenue	395	4,576
Deferred rent credit	743	479
Fair value of derivative instrument	807	-
Long term debt	207,611	130,683
Total noncurrent liabilities	209,556	135,738

Total liabilities	224,729	141,716

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and
outstanding 25,505,462 and 25,434,212 shares at December 31, 2006 and December 31, 2005, respectively	255	254
Paid in capital	307,088	305,500
Accumulated other comprehensive income	3,546	2,325
Retained earnings	42,644	40,163
Total shareholders’ equity	353,533	348,242

Total liabilities and shareholders’ equity	$578,262	$489,958

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Operations for the Years Ended December 31, 2006 and December 31, 2005 and the Period
September 27, 2004 (date of inception) through December 31, 2004
(U.S. Dollars in Thousands, Except Earnings per Share and share data)

	For the Years Ended December 31,		September 27, 2004 through December 31,
	2006	2005	2004

Revenues	$133,232	$116,906	$1,887

Operating expenses:
Voyage expenses	4,710	4,287	44
Vessel operating expenses	20,903	15,135	141
General and administrative expenses	8,882	4,937	113
Management fees	1,439	1,479	27
Depreciation and amortization	26,978	22,322	421

Total operating expenses	62,912	48,160	746

Operating income	70,320	68,746	1,141

Other expense:
Income from derivative instruments	108	-	-
Interest income	3,129	1,084	8
Interest expense	(10,035)	(15,348)	(242)

Other expense	(6,798)	(14,264)	(234)

Net income	$63,522	$54,482	$907

Earnings per share-basic	$2.51	$2.91	$0.07
Earnings per share-diluted	$2.51	$2.90	$0.07
Weighted average common shares outstanding-basic	25,278,726	18,751,726	13,500,000
Weighted average common shares outstanding-diluted	25,351,297	18,755,195	13,500,000

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2006
and December 31, 2005 and the Period September 27, 2004 (date of inception) through December 31, 2004
(U.S. Dollars in Thousands)

	Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance - September 27, 2004	$-	$-	$-	$-	$-	$-

Capital contribution from Fleet Acquisition LLC	135	72,332				72,467

Net income			907			907

Balance - December 31, 2004	135	72,332	907	-	-	73,374

Net income			54,482		54,482	54,482

Unrealized derivative gains from cash flow hedge				2,325	2,325	2,325

Comprehensive income					56,807

Cash dividends paid ($0.60 per share)			(15,226)			(15,226)

Capital contribution from Fleet Acquisition LLC		2,705				2,705

Issuance of common stock	118	230,187				230,305

Issuance of 174,212 shares of nonvested stock	1	(1)				-

Nonvested stock amortization		277				277

Balance - December 31, 2005	$254	$305,500	$40,163	$2,325		$348,242

Net income			63,522		63,522	63,522

Unrealized derivative gains from cash flow hedge				1,221	1,221	1,221

Comprehensive income					$64,743

Cash dividends paid ($2.40 per share)			(61,041)			(61,041)

Issuance of 72,000 shares of nonvested stock, less forfeitures of 750 shares	1	(1)				-

Nonvested stock amortization		1,589				1,589

Balance - December 31, 2006	$255	$307,088	$42,644	$3,546		$353,533

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and December 31, 2005 and the
Period September 27, 2004 (date of inception) through December 31, 2004
(U.S. Dollars in Thousands)

	Year ended December 31,		September 27, 2004 through December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$63,522	$54,482	$907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,978	22,322	421
Amortization of deferred financing costs	341	4,611	-
Amortization of value of time charter acquired	1,850	398
Unrealized gain on derivative instruments	(108)	-	-
Amortization of nonvested stock compensation expense	1,589	277	-
Change in assets and liabilities:
(Increase) decrease in due from charterers	(252)	445	(664)
Increase in prepaid expenses and other current assets	(2,069)	(2,140)	(434)
Increase in accounts payable and accrued expenses	2,288	4,610	845
(Decrease) increase in deferred revenue	(1,114)	2,933	1,643
Increase in deferred rent credit	264	479	-
Deferred drydock costs incurred	(3,221)	(187)	-
Net cash provided by operating activities	90,068	88,230	2,718

Cash flows from investing activities:
Purchase of vessels	(81, 638)	(267,024)	(189,414)
Purchase of other fixed assets	(1,202)	(1,048)	-
Net cash used in investing activities	(82, 840)	(268,072)	(189,414)

Cash flows from financing activities:
Proceeds from credit facilities	81,250	371,917	125,766
Repayments on credit facilities	-	(367,000)	-
Payment of deferred financing costs	(795)	(3,378)	(4,106)
Capital contributions from shareholder	-	2,705	72,467
Cash dividends paid	(61,041)	(15,226)	-
Net proceeds from issuance of common stock	-	230,305	-
Net cash provided by financing activities	19,414	219,323	194,127

Net increase in cash	26,642	39,481	7,431

Cash and cash equivalents at beginning of period	46,912	7,431	-

Cash and cash equivalents at end of period	$73,554	$46,912	$7,431

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,553	$9,587	$155

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
(U.S. Dollars in Thousands)

Notes to Consolidated Financial Statements for the Years Ended December 31, 2006 and December 31, 2005 and
the Period September 27, 2004 (date of inception) through December 31, 2004

1 - GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its wholly owned subsidiaries (collectively, the “Company,” “we” or “us”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T was incorporated on September 27, 2004 under the laws of the Marshall Islands and is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; and the ship-owning subsidiaries as set forth below.

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

Additionally, on October 14, 2005 the Company acquired the Genco Muse with an existing time charter for $34,450, which was funded entirely by the Company’s new credit facility entered into on July 29, 2005 (the “New Credit Facility”). The portion of the purchase price attributable to the vessel was $30,958 (see Note 4). On July 10, 2006, the Company acquired the Genco Acheron, the Genco Commander, and the Genco Surprise for a total purchase price of $81,250, all of which were delivered in the fourth quarter of 2006. During February 2007, the Company expects to complete the pending sale of the Genco Glory to Cloud Maritime S.A. for $13,150. Below is the list of the Company’s wholly owned ship-owning subsidiaries as of December 31, 2006:

Wholly Owned Subsidiaries	Vessels Acquired	dwt	Date Delivered	Year Built

Genco Reliance Limited	Genco Reliance	29,952	12/6/04	1999
Genco Glory Limited	Genco Glory	41,061	12/8/04	1984
Genco Vigour Limited	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05	1997
Genco Trader Limited	Genco Trader	69,338	6/7/05	1990
Genco Muse Limited	Genco Muse	48,913	10/14/05	2001
Genco Commander Limited	Genco Commander	45,518	11/2/06	1994
Genco Acheron Limited	Genco Acheron	72,495	11/7/06	1999
Genco Surprise Limited	Genco Surprise	72,495	11/17/06	1998

On July 22, 2005, GS&T completed its initial public offering of 11,760,000 shares at $21 per share resulting in gross proceeds of $246,960. After underwriting commissions and other offering expenses, net proceeds to the Company were $230,305.

Prior to its initial public offering, GS&T was 100% owned by Fleet Acquisition LLC, a limited liability company organized on November 3, 2004 under the laws of the Marshall Islands. Fleet Acquisition LLC was owned approximately 65.65% by OCM Principal Opportunities III Fund, L.P. and OCM Principal Opportunities Fund IIIA, L.P., collectively, (“Oaktree”) of which Oaktree Management LLC is the General Partner, approximately 26.57% by Peter Georgiopoulos, and 7.78% by others. As of December 31, 2005, Fleet Acquisition LLC maintained a 53.08% ownership in the Company. On April 14, 2006, Fleet Acquisition LLC distributed 1,050,210 shares to certain of its members, and on December 15, 2006, Fleet Acquisition LLC distributed 3,587,361 shares to Peter Georgiopoulos, our Chairman. As a result, at December 31, 2006, Oaktree beneficially owns approximately 34.75% of the Company through Fleet Acquisition, LLC and Peter Georgiopoulos beneficially owns approximately 14.08%. During January 2007, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) to register possible future offerings, including possible resales by Fleet Acquisition LLC. That registration statement, as amended, was declared effective by the SEC on February 7, 2007. Fleet Acquisition LLC has advised us that it plans to use that registration statement to conduct an underwritten offering of 4,000,000 shares it owns, subject to an overallotment option to be granted to underwriters covering up to 600,000 additional shares. Following completion of that offering, Fleet Acquisition LLC would own 19.07% of our common stock (or 16.71% if the over-allotment option is exercised in full).

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

Vessel acquisitions

When the Company enters into an acquisition transaction, it determines whether the acquisition transaction was the purchase of an asset or a business based on the facts and circumstances of the transaction. In the shipping industry, the purchase of a vessel is normally treated as a purchase of an asset as the historical operating data for the vessel is not reviewed nor is material to our decision to make such acquisition.

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

The Company records time charter revenues over the term of the charter as service is provided. Revenues are recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. The Company recognizes vessel operating expenses when incurred.

In December 2005 and February 2006, respectively, the Genco Trader and the Genco Leader entered into the Baumarine Panamax Pool. Vessel pools, such as the Baumarine Panamax Pool, provide cost effective commercial management activities for a group of similar class vessels. The pool arrangement provides the benefits of a large-scale operation, and chartering efficiencies that might not be available to smaller fleets. Under the pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the charterer and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel. Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these two vessels was subject to the fluctuations of the spot market. Effective December 24, 2006 and January 15, 2007, respectively, the Genco Trader and Genco Leader exited the Baumarine Panamax Pool.

Included in the standard time charter contracts with our customers, are certain performance parameters, which if not met can result in customer claims. As of December 31, 2006, the Company had a reserve of $187 against due from charterers balance and an additional reserve of $571, each of which is associated with estimated customer claims against the Company for time charter performance issues. As of December 31, 2005, the Company had a reserve of $316 associated with estimated customer claims against the Company for time charter performance issues.

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

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight ton (lwt). At December 31, 2006 and 2005, the Company estimated the residual value of vessels to be $175/lwt.

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

For the years ended December 31, 2006 and 2005 and for the period September 27, 2004 (date of inception) through December 31, 2004, no impairment charges were recorded, based on the analysis described above.

Deferred financing costs

Deferred financing costs, included in other assets, consist of fees, commissions and legal expenses associated with obtaining loan facilities. These costs are amortized over the life of the related debt, which is included in interest expense.

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

Based on the ownership of our common stock prior to our initial public offering on July 22, 2005 as discussed in note 1, we qualified for exemption from income tax for 2005 under Section 883, since we were a Controlled Foreign Corporation (“CFC”) and satisfied certain other criteria in the Section 883 regulations. We were a CFC, as defined in the Code, since until the initial public offering on July 22, 2005, over 50% of our stock was owned by United States holders each of whom owned ten percent or more of our voting stock, or US 10% Owners. During that time, approximately 93% of our common stock was held by US 10% Owners.

Based on the publicly traded requirement of the Section 883 regulations as described in the next paragraph, we believe that the Company qualified for exemption from income tax for 2006.

Immediately following the initial public offering, the US 10% Owners beneficially owned less than 50% of our stock. They continued to own less than 50% of our stock and there were no additional US 10% Owners during 2006, and accordingly, we were no longer eligible to qualify for exemption from tax under Section 883 based on being a CFC. Instead, we can only qualify for exemption if we satisfy the publicly traded requirement of the Section 883 regulations. In order to meet the publicly traded requirement for 2006 and future years, our stock must be treated as being primarily and regularly traded for more than half the days of any such year. Under the Section 883 regulations, our qualification for the publicly traded requirement may be jeopardized if shareholders of our common stock that own five percent or more of our stock (“5% shareholders”) own, in the aggregate, 50% or more of our common stock for more than half the days of the year. We believe that during 2006, the combined ownership of our 5% shareholders did not equal 50% or more of our common stock for more than half the days of 2006. However if our 5% shareholders were to increase their ownership to 50% or more of our common stock for more than half the days of 2007 or any future taxable year, we would not be eligible to claim exemption from tax under Section 883 for that taxable year. We can therefore give no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for exemption from tax in 2007 or in future years.

If the Company does not qualify for the exemption from tax under Section 883, it would be subject to a 4% tax on the gross “shipping income” (without the allowance for any deductions) that is treated as derived from sources within the United States or “United States source shipping income.” For these purposes, “shipping income” means any income that is derived from the use of vessels, from the hiring or leasing of vessels for use, or from the performance of services directly related to those uses; and “United States source shipping income” includes 50% of shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States.

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

Nonvested stock awards

In 2006, the Company adopted the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, for nonvested stock issued under its equity incentive plan. Adoption of this new accounting policy did not change the method of accounting for nonvested stock awards. However, deferred compensation costs from nonvested stock have been classified as a component of paid-in capital as required by SFAS No. 123R.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. Although the Company earned 100% of revenue from 14 customers in 2006 and 97% of revenues from 12 customers in 2005, management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2006 and December 31, 2005.

For the year ended December 31, 2006 there were two customers that individually accounted for more than 10% of revenue, which represented 15.74% and 21.51% of revenue, respectively. For the year ended December 31, 2005 there were three customers that individually accounted for more than 10% of revenue, which represented 11.68%, 15.27% and 26.33% of revenue, respectively.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments such as amounts due from charterers, accounts payable and long-term debt approximate their individual carrying amounts as of December 31, 2006 and December 31, 2005 due to their short-term maturities or the variable-rate nature of the respective borrowings.

The fair value of each interest rate swap (used for purposes other than trading) is the estimated amount the Company would receive to terminate the swap agreement at the reporting date, taking into account current interest rates and the creditworthiness of the swap counterparty.

Interest rate risk management

The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to its borrowings. The Company held three interest rate risk management instruments at December 31, 2006, and one at December 31, 2005, in order to manage future interest costs and the risk associated with changing interest rates.

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

Derivative financial instruments

To manage its exposure to fluctuating interest rates, the Company uses interest rate swap agreements. Interest rate differentials to be paid or received under these agreements for any portion of designated debt that is effectively hedged is accrued and recognized as an adjustment of interest expense. The interest rate differential on the swaps that do not have designated debt or are not effectively hedged will be reflected as (expense) income from derivative instruments and is listed as a component of other (expense) income. The fair value of the interest rate swap agreements is recognized in the financial statements as a non-current asset or liability.

Amounts receivable or payable arising at the settlement of hedged interest rate swaps are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist. Amounts receivable or payable arising at the settlement of unhedged interest rate swaps are reflected as (expense) income from derivative instruments and are included as a component of other (expense) income.

New accounting pronouncements

SFAS 157 - Fair Value Measurements: The FASB issued SFAS No. 157 ("SFAS 157") on September 15, 2006. SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Previously, guidance for applying fair value was incorporated in several accounting pronouncements. The new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. While the statement does not add any new fair value measurements, it does change current practice. One such change is a requirement to adjust the value of nonvested stock for the effect of the restriction even if the restriction lapses within one year. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 on January 1, 2007, is not expected to have a material impact on the financial statements of the Company.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. The Company has performed an assessment and determined that the adoption of FIN 48 will have no material impact on the Company’s consolidated financial statements.

In September 2006, the SEC (“SEC”) issued SAB No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method, which focuses primarily on the income statement impact of misstatements, and the “iron curtain” method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. We adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have an effect on our results of financial operations or financial position.

3 - CASH FLOW INFORMATION

The Company entered into the 4.485% Swap during 2005 and the 5.075% Swap and 5.25% Swap during March 2006. These swaps are described and discussed in Note 7. The fair value of the 4.485% Swap is in an asset position of $4,462 and $2,325 as of December 31, 2006 and December 31, 2005, respectively. The fair values of the 5.075% Swap and 5.25% Swap are in a liability position of $807 as of December 31, 2006. During 2005, none of the swaps were in a liability position.

The Company had non-cash operating and investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses for the purchase of fixed assets of approximately $0 and $523 for the years ended December 31, 2006 and December 31, 2005, respectively. Additionally, the Company had non-cash operating and investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses for the purchase of vessels of approximately $41 and $0 for the years ended December 31, 2006 and December 31, 2005, respectively.

The Company granted nonvested stock to its employees in 2006. The fair value of such nonvested stock was $2,018 on the grant date and was recorded in equity. Additionally, during 2006, nonvested stock forfeited amounted to $12 for shares granted in 2005 and is recorded in equity. The Company granted nonvested stock to its employees and directors in 2005. The fair value of such nonvested stock was $2,940 on the grant dates and was recorded in equity.

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

 On December 21, 2006, the Company engaged the services of WeberCompass (Hellas) S.A.to sell the Genco Glory. The Company, as of such date, reclassed the net assets associated with the Genco Glory to “Vessel held for Sale” in the current asset section of the balance sheet and discontinued depreciating such assets. At December 31, 2006, the net assets classified as Vessel held for Sale was $9,450. See footnote 19 for further details related to the pending sale of the Genco Glory.

On July 10, 2006, the Company entered into an agreement with affiliates of Franco Compania Naviera S.A. under which the Company purchased three drybulk vessels for an aggregate price of $81,250. These vessels were delivered in the fourth quarter of 2006. The acquisition consisted of a 1999 Japanese-built Panamax vessel, the Genco Acheron, a 1998 Japanese-built Panamax vessel, the Genco Surprise, and a 1994 Japanese-built Handymax vessel, the Genco Commander.

On October 14, 2005, the Company took delivery of the Genco Muse, a 48,913 dwt Handymax drybulk carrier and the results of its operations are included in the consolidated results of the Company after that date. The vessel is a 2001 Japanese-built vessel. The total purchase price of the vessel was $34,450. The purchase price included the assumption of an existing time charter with Qatar Navigation QSC at a rate of $26.5 per day. Due to the above-market rate of the existing time charter, the Company capitalized $3,492 of the purchase price as an asset which is being amortized as a reduction of voyage revenues through September 2007 (the remaining term of the charter). For 2006 and 2005, $1,850 and $398, respectively, was amortized and $1,244 and $3,094, respectively, remains unamortized at December 31, 2006 and 2005. The remaining unamortized balance at December 31, 2006 of $1,244 will be reflected as a reduction of voyage revenue during 2007. For the period September 27, 2004 (date of inception) through December 31, 2004, no acquisitions requiring this accounting treatment occurred.
.
See Note 1, for discussion on the initial acquisition of our initial 16 drybulk carriers.

The purchase and sale of the aforementioned vessels is consistent with the Company's strategy of selectively expanding the number and maintaining the high-quality vessels in the fleet.

5 - EARNINGS PER COMMON SHARE

The computation of basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings (loss) per share assumes the vesting of granted nonvested stock awards (see Note 16), for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. For the years ended December 31, 2006 and 2005, the nonvested stock grants are dilutive. For the period September 27, 2004 (date of inception) through December 31, 2004 there were no nonvested shares granted.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Years Ended December 31,		September 27, 2004 through December 31,
	2006	2005	2004

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	25,278,726	18,751,726	13,500,000

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	25,278,726	18,751,726	13,500,000

Weighted average nonvested stock awards	72,571	3,469	-

Weighted average common shares outstanding, diluted	25,351,297	18,755,195	13,500,000

6 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

In June 2006, the Company made an employee performing internal audit services available to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board, Chief Executive Officer and President, and Stephen A. Kaplan, one of the Company’s directors, also serves as a director. For the year ended December 31, 2006, the Company invoiced $52 to GMC for the time associated with such internal audit services. In 2005, no such arrangement was in place. In April 2005, the Company began renting office space in a building leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman of the Board. There was no lease agreement between the Company and GenMar Realty LLC. The Company paid an occupancy fee on a month-to-month basis in the amount of $55. For the year ended December 31, 2005, the Company incurred $440. This lease was terminated at December 31, 2005, and there was no such arrangement in place for 2004. At December 31, 2006, the amount due the Company from GMC is $25. No amounts were owed on December 31, 2005.

During the years ended December 31, 2006 and 2005, the Company incurred travel-related and miscellaneous expenditures totaling $257 and $113, respectively. These travel-related expenditures are reimbursable to GMC or its service provider. For the years ended December 31, 2006 and 2005, approximately $49 and $113, respectively of these travel expenditures were paid from the gross proceeds received from the initial public offering and as such were included in the determination of net proceeds. Prior to its initial public offering, and for the year ended December 31, 2005, the Company purchased $25 of computers and incurred $17 of expense for consultative services provided by GMC.

For the period September 27, 2004 (date of inception) through December 31, 2004, there were no related party transactions between the Company and GMC.

During the years ended December 31, 2006 and 2005 and the period September 27, 2004 (date of inception) through December 31, 2004, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $82, $176 and $83, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board. At December 31, 2006 and December 31, 2005, $54 and $27, respectively was outstanding to Constantine Georgiopoulos.

In December 2006, the Company engaged the services of WeberCompass (Hellas) S.A. (“WC”), a shipbroker, to facilitate the sale of the Genco Glory. One of our directors, Basil G. Mavroleon, is a Managing Director of WC and a Managing Director and shareholder of Charles R. Weber Company, Inc., which is 50% shareholder of WC. WC is entitled to a commission of $132, or 1% of the gross selling price of the Genco Glory.

7 - LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2006	2005

Revolver, New Credit Facility	$211,933	$130,683
Less: Current portion of revolver	4,322	-
Long-term debt	$207,611	$130,683

New credit facility

 The Company entered into the New Credit Facility as of July 29, 2005. The New Credit Facility is with a syndicate of commercial lenders including Nordea Bank Finland plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citibank, N.A. The New Credit Facility has been used to refinance our indebtedness under our Original Credit Facility, and may be used in the future to acquire additional vessels and for working capital requirements. Under the terms of our New Credit Facility, borrowings in the amount of $106,233 were used to repay indebtedness under our Original Credit Facility and additional net borrowings of $24,450 were obtained to fund the acquisition of the Genco Muse. In July 2006, the Company increased the line of credit by $100,000 and during the second and third quarters borrowed $81,250 for the acquisition of three vessels. At December 31, 2006, $338,067 remains available to fund future vessel acquisitions. The Company may borrow up to $20,000 of the $338,067 for working capital purposes.

The New Credit Facility has a term of ten years and matures on July 29, 2015. The facility permits borrowings up to 65% of the value of the vessels that secure our obligations under the New Credit Facility up to the facility limit, provided that conditions to drawdown are satisfied. Certain of these conditions require the Company, among other things, to provide to the lenders acceptable valuations of the vessels in our fleet confirming that the aggregate amount outstanding under the facility (determined on a pro forma basis giving effect to the amount proposed to be drawn down) will not exceed 65% of the value of the vessels pledged as collateral. The facility limit is reduced by an amount equal to 8.125% of the total $550,000 commitment, semi-annually over a period of four years and is reduced to $0 on the tenth anniversary.

Additionally, on February 7, 2007, the Company reached an agreement with its syndicate of commercial lenders to allow the Company to increase the amount of the New Credit Facility by $100,000, for a total maximum availability of $650,000.  The Company has the option to increase the facility amount by $25,000 increments up to the additional $100,000 so long as at least one bank within the syndicate agrees to fund such increase. Any increase associated with this agreement is generally governed by the existing terms of the New Credit Facility, although we and any banks providing the increase may agree to vary the upfront fees, unutilized commitment fees, or other fees payable by us in connection with the increase.

The obligations under the New Credit Facility are secured by a first-priority mortgage on each of the vessels in our fleet as well as any future vessel acquisitions pledged as collateral and funded by the New Credit Facility. The New Credit Facility is also secured by a first-priority security interest in our earnings and insurance proceeds related to the collateral vessels. The Company may grant additional security interest in vessels acquired that are not mortgaged.

 All of our vessel-owning subsidiaries are full and unconditional joint and several guarantors of our New Credit Facility. Each of these subsidiaries is wholly owned by Genco Shipping & Trading Limited. Genco Shipping & Trading Limited has no independent assets or operations.

Interest on the amounts drawn is payable at the rate of 0.95% per annum over LIBOR until the fifth anniversary of the closing of the New Credit Facility and 1.00% per annum over LIBOR thereafter. We are also obligated to pay a commitment fee equal to 0.375% per annum on any undrawn amounts available under the facility. On July 29, 2005, the Company paid an arrangement fee to the lenders of $2.7 million on the original commitment of $450,000 and an additional $600 for the $100,000 commitment increase which equates to 0.6% of the total commitment of $550,000 as of July 12, 2006. These arrangement fees along with other costs have been capitalized as deferred financing costs. In the year ended December 31, 2005, we incurred an expense of $4,103 to write off deferred financing fees associated with our Original Credit Facility, which was entirely repaid on July 29, 2005.

Under the terms of our New Credit Facility, we are permitted to pay or declare dividends in accordance with our dividend policy so long as no default or event of default has occurred and is continuing or would result from such declaration or payment.

The New Credit Facility has certain financial covenants that require the Company, among other things, to: ensure that the fair market value of the collateral vessels maintains a certain multiple as compared to the outstanding indebtedness; maintain a specified ratio of total indebtedness to total capitalization; maintain a specified ratio of earnings before interest, taxes, depreciation and amortization to interest expense; maintain a net worth of approximately $263,000; and maintain working capital liquidity in an amount of not less than $500 per vessel securing the borrowings. Additionally there are certain non-financial covenants that require the Company, among other things, to provide the lenders with certain legal documentation, such as the mortgage on a newly acquired vessel using funds from the New Credit Facility, and other periodic communications with the lenders that include certain compliance certificates at the time of borrowing and on a quarterly basis. For the period since facility inception through December 31, 2006, the Company has been in compliance with these covenants, except for an age covenant in conjunction with the acquisition of the Genco Commander, a 1994 vessel, for which the Company obtained a waiver for the term of the agreement.

The New Credit Facility permits the issuance of letters of credit up to a maximum amount of $50,000. The conditions under which letters of credit can be issued are substantially the same as the conditions for borrowing funds under the facility. Each letter of credit must terminate within twelve months, but can be extended for successive periods also not exceeding twelve months. The Company pays a fee of 1/8 of 1% per annum on the amount of letters of credit outstanding. At December 31, 2006 and December 31, 2005, there were no letters of credit issued under the New Credit Facility.

Due to the agreement related to the pending sale of the Genco Glory, the New Credit Facility requires a certain portion of the debt be repaid based on a pro-rata basis. The repayment amount is calculated by dividing the value of the vessel being sold by the value of the entire fleet and multiplying such percentage by the total debt outstanding. Therefore, the Company has reflected $4,322 as current portion of long-term debt as of December 31, 2006.

The following table sets forth the maturity dates for amounts outstanding under the New Credit Facility:

Period Ending December 31,	Total

2007	$4,322
2008	-
2009	-
2010	-
2011	-
Thereafter	207,611

$211,933

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

Interest rate swap agreements

Effective September 14, 2005, the Company entered into an interest rate swap agreement with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The notional principal amount of the swap is $106,233 and has a fixed interest rate on the notional amount of 4.485% through July 29, 2015 (the “4.485% Swap”). The swap's expiration date coincides with the expiration of the New Credit Facility on July 29, 2015. The differential to be paid or received for this swap agreement was recognized as an adjustment to interest expense as incurred. The change in value on this swap was reflected as a component of other comprehensive income (“OCI”). The Company has determined that this interest rate swap agreement, which initially hedged the corresponding debt, continues to perfectly hedge the debt.

Interest income (expense) pertaining to the $4.485% Swap for the years ended December 31, 2006 and 2005 was $637 and $(143), respectively. No such instruments were in place for the period September 27, 2004 (date of inception) through December 31, 2004.

On March 24, 2006, the Company entered into a forward interest rate swap agreement with a notional amount of $50,000, and has a fixed interest rate on the notional amount of 5.075% from January 2, 2008 through January 2, 2013 (the “5.075% Swap”) The change in the value of this swap and the rate differential to be paid or received for this swap agreement was recognized as income from derivative instruments and was listed as a component of other expense until the Company had obligations against which the swap was designated and was an effective hedge. In November 2006, the Company designated $50,000 of the swap’s notional amount against the Company’s debt and utilized hedge accounting whereby the change in value for the portion of the swap that was effectively hedged was recorded as a component of OCI.

On March 29, 2006 the Company entered into a forward interest rate swap agreement with a notional amount of $50,000 and has a fixed interest rate on the notional amount of 5.25% from January 2, 2007 through January 2, 2014 (the“5.25% Swap”). The change in the value of this swap and the rate differential to be paid or received for this swap agreement was recognized as income from derivative instruments and was listed as a component of other expense until the Company had obligations against which the swap was designated and was an effective hedge. Effective July 2006, the Company designated $32.575 and in October 2006 designated the remaining $17,425 of the swap’s notional amount against the Company’s debt and utilized hedge accounting whereby the change in value for the portion of the swap that was effectively hedged was recorded as a component of OCI.

For the portion of the Company debt which has been hedged and for which the rate differential on the swap is in effect, the total interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95% in the first five years of the New Credit Facility and 1.0% in the last five years.

The 5.075% Swap and the 5.25% Swap do not have any interest income or expense as the swaps are not effective until January 2, 2008 and January 2, 2007, respectively. The rate differential on the portion of the swap that has not been designated against the Company’s debt and any portion of the swap that is ineffectively hedged for these two instruments will be reflected as income from derivative instruments and is listed as a component of other expense once effective. The rate differential on any portion of the swaps that effectively hedges our debt will be recognized as an adjustment to interest expense as incurred.

The asset associated with the 4.485% Swap at December 31, 2006 and December 31, 2005 is $4,462 and $2,325, respectively, and is presented as the fair value of derivatives on the balance sheet. The liability associated with the 5.075% Swap and the 5.25% Swap at December 31, 2006 and December 31, 2005 is $807, and is presented as the fair value of derivatives on the balance sheet. During 2005, there were no swaps that were in a liability position. As of December 31, 2006 and December 31, 2005, the Company has accumulated OCI of $3,546 and $2,325, respectively, related to the 4.485% Swap and a portion of the 5.25% Swap and 5.075% Swap that is effectively hedged. The portions of the 5.075% Swap and the 5.25% Swap that have not been effectively hedged resulted in income from derivative instruments of $108 for the year ended December 31, 2006 due to the change in the value of these instruments when these instruments did not have designations associated with them plus. The 5.075% Swap and the 5.25% Swap were not entered into at December 31, 2005.

Interest rates

The effective interest rates, including the cost associated with unused commitment fees, and the rate differential on the 4.485% Swap, for the years ended December 31, 2006 and 2005 and for the period September 27, 2004 (date of inception) through December 31, 2004, were 6.75%, 4.83% and 4.69%, respectively. The interest rates on the debt, excluding the unused commitment fees ranged from 6.14% to 6.45%, and from 3.69% to 5.26% for the years ended December 31, 2006 and 2005, respectively. The interest rates on the debt, excluding the unused commitment fees, ranged from 3.63% to 3.88% for the period September 27, 2004 (date of inception) through December 31, 2004.

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$73,554	$73,554	$46,912	$46,912
Floating rate debt	211,933	211,933	130,683	130,683
Derivative instruments - asset position	4,462	4,462	2,325	2,325
Derivative instruments - liability position	807	807	-	-

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

9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2006	December 31, 2005
Lubricant inventory and other stores	$1,671	$1,019
Prepaid items	1,603	809
Other	1,369	746
Total	$4,643	$2,574

10 - OTHER ASSETS, NET

Other assets consist of the following:

(i) Deferred financing costs which include fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized over the life of the related debt, which is included in interest expense. In July 2005, the Company entered into the New Credit Facility, which resulted in a write-off of $4,103 of unamortized deferred financing costs associated with the Original Credit Facility. The Company has incurred additional deferred financing costs of $3,794 on the New Credit Facility. Accumulated amortization of deferred financing costs as of December 31, 2006 and December 31, 2005 was $467 and $126, respectively.

(ii) Value of time charter acquired which represents the value assigned to the time charter acquired with the Genco Muse in October 2005. The value assigned to the time charter was $3,492. This intangible asset is amortized as a reduction of revenue over the minimum life of the time charter. The amount amortized for this intangible asset was $1,850 for the year ended December 31, 2006, $398 for the year ended December 31, 2005 and $0 for the period September 27, 2004 (date of inception) through December 31, 2004. At December 31, 2006 and 2005, $1,244 and $3,094, respectively, remains unamortized.

11 - FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2006	December 31, 2005
Fixed assets:
Vessel equipment	$533	$69
Leasehold improvements	1,146	1,146
Furniture and fixtures	210	96
Computer equipment	336	260
Total cost	2,225	1,571
Less: accumulated depreciation and amortization	348	49
Total	$1,877	$1,522

12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2006	December 31, 2005
Accounts payable	$1,885	$1,018
Accrued general and administrative	2,936	2,701
Accrued vessel operating expenses	2,963	2,259

Total	$7,784	$5,978

13 - REVENUE FROM TIME CHARTERS

Total revenue earned on time charters for the years ended December 31, 2006 and 2005 and for the period September 27, 2004 (date of inception) through December 31, 2004 was $133,232, $116,906 and $1,887, respectively. Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of February 1, 2007 will be $97,465 during 2007 and $10,206 during 2008, assuming 20 days of off-hire due to any scheduled drydocking and no additional off-hire time is incurred.

14 - LEASE PAYMENTS

In September 2005, the Company entered into a 15-year lease for office space in New York, New York. The monthly rental is as follows: Free rent from September 1, 2005 to July 31, 2006, $40 per month from August 1, 2006 to August 31, 2010, $43 per month from September 1, 2010 to August 31, 2015, and $46 per month from September 1, 2015 to August 31, 2020. The Company obtained a tenant work credit of $324. The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39. As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company has a deferred rent credit at December 31, 2006 and 2005 of $743 and $479, respectively. The Company has the option to extend the lease for a period of five years from September 1, 2020 to August 31, 2025. The rent for the renewal period will be based on prevailing market rate for the six months prior to the commencement date of the extension term.

Future minimum rental payments on the office space lease for the next five years and thereafter are as follows: $486 per year for 2007 through 2009, $496 for 2010 and $518 for 2011 and $4,650 thereafter.

15 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan which is available to full-time employees who meet the plan’s eligibility requirements. This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis. The matching contribution vests immediately. For the years ended December 31, 2006 and 2005, the Company’s matching contributions to this plan were $94 and $22, respectively. For the period September 27, 2004 (date of inception) through December 31, 2004 there was no 401(k) plan in effect.

16- NONVESTED STOCK AWARDS

On July 12, 2005, the Company’s board of directors approved the Genco Shipping and Trading Limited 2005 Equity Incentive Plan (the “Plan”). Under this plan the Company’s board of directors, the compensation committee, or another designated committee of the board of directors may grant a variety of stock-based incentive awards to employees, directors and consultants whom the compensation committee (or other committee or the board of directors) believes are key to the Company’s success. Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, nonvested stock, unrestricted stock and performance shares. The aggregate number of shares of common stock available for award under the Plan is 2,000,000 shares.

On October 31, 2005, the Company made grants of nonvested common stock under the Plan in the amount of 111,412 shares to the executive officers and employees and 7,200 shares to directors of the Company. The executive and employee grants vest ratably on each of the four anniversaries of the date of the Company’s initial public offering (July 22, 2005). On July 22, 2006, 27,853 shares of the employees’ nonvested stock vested, and during 2006, 750 of these shares were forfeited. Grants to the directors vested in full on May 18, 2006, the date of the Company’s annual shareholders’ meeting. Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $1,949, was recorded as a component of shareholders’ equity. The unamortized portion of this award at December 31, 2006 and December 31, 2005 was $653 and $1,689, respectively. Amortization of this charge, which is included in general and administrative expenses for the years ended December 31, 2006 and 2005 was $1,025 and $260, respectively, and $0 for the period September 27, 2004 (date of inception) through December 31, 2004. The remaining expense for the years ended 2007, 2008, and 2009 will be $391, $198 and $64, respectively.

On December 21, 2005, the Company made grants of nonvested common stock under the Plan in the amount of 55,600 shares to the executive officers and employees of the Company. Theses grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2006. During the fourth quarter of 2006, 13,900 shares of the employees’ nonvested stock vested. Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $991, was recorded as a component of shareholders’ equity. The unamortized portion of this award at December 31, 2006 and December 31, 2005 was $441 and $974, respectively. Amortization of this charge, which is included in general and administrative expenses, for the years ended December 31, 2006 and 2005 was $533 and $17, respectively, and $0 for the period September 27, 2004 (date of inception) through December 31, 2004. The remaining expense for the years ended 2007, 2008 and 2009 will be $253, $134 and $54, respectively.

On December 20, 2006 and December 22, 2006, the Company made grants of nonvested common stock under the Plan in the amount of 37,000 shares to employees other than executive officers and 35,000 shares to the executive officers, respectively. Theses grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2007. Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the respective date of the grants, or $2,018, was recorded as a component of shareholders’ equity. The unamortized portion of this award at December 31, 2006 and December 31, 2005 was $1,986 and $0, respectively. Amortization of this charge, which is included in general and administrative expenses for the years ended December 31, 2006 and 2005, was $32 and $0, respectively, and $0 for the period September 27, 2004

(date of inception) through December 31, 2004. The remaining expense for the years ended 2007, 2008, 2009 and 2010 will be $1,088, $515, $273 and $110, respectively.

The table below summarizes the Company’s nonvested stock awards as December 31, 2006:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2006	174,212	$16.88
Granted	72,000	28.02
Vested	(48,953)	16.83
Forfeited	(750)	16.43

Outstanding at December 31, 2006	196,509	$20.97

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date. The Company is amortizing these grants over the applicable vesting periods. As of December 31, 2006, unrecognized compensation cost related to nonvested stock will be recognized over a weighted average period of 3.1 years. The weighted average grant-date fair value of nonvested stock granted during the years ended December 31, 2006 and 2005 is $28.02 and $16.88, respectively. There were no grants issued for the period September 27, 2004 (date of inception) through December 31, 2004.

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

18 - UNAUDITED QUARTERLY RESULTS OF OPERATION

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.

	2006 Quarter Ended				2005 Quarter Ended
	Mar 31	Jun 30	Sept 30	Dec. 31	Mar 31	Jun 30	Sept 30	Dec. 31
	(In thousands, except per share amounts)
Revenues	$32,572	$32,303	$32,642	$35,715	$21,399	$30,950	$31,172	$33,385

Operating income	17,696	17,346	16,740	18,538	13,921	19,432	18,556	16,836

Net income	16,578	17,522	12,904	16,518	11,384	15,617	12,340	15,140

Earnings per share - Basic	$0.66	$0.69	$0.51	$0.65	$0.84	$1.16	$0.55	$0.60
Earnings per share - Diluted	$0.66	$0.69	$0.51	$0.65	$0.84	$1.16	$0.55	$0.60
Dividends declared and paid per share	$0.60	$0.60	$0.60	$0.60	-	-	-	$0.60
Weighted average common shares outstanding - Basic	25,260	25,263	25,289	25,302	13,500	13,500	22,576	25,260
Weighted average common shares outstanding - Diluted	25,304	25,337	25,372	25,391	13,500	13,500	22,576	25,274

19 - SUBSEQUENT EVENTS

On February 8, 2007, our board of directors declared a dividend of $0.66 per share to be paid on or about March 9, 2007 to shareholders of record as of February 23, 2007.  The aggregate amount of the dividend is expected to be $16,842, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

On February 8, 2007, the Company made grants of nonvested common stock under the Plan in the amount of 9,000 shares to employees and 7,200 shares to directors of the Company. The employee grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2007. Grants to directors vest in full on the earlier of the first anniversary of the grant date or the date of the next annual shareholders meeting of the Company. Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or February 8, 2007 will be recorded as a component of shareholders' equity. Amortization of this charge which will be included in general and administrative expenses in 2007 through 2010.

On January 17, 2007, the Company entered into an agreement to sell the Genco Glory to Cloud Maritime S.A. for $13,150 less a 1% brokerage commission payable to WeberCompass (Hellas) S.A. We expect to deliver the vessel to the new owner during February 2007. Based on the selling price and the net book value of the vessel, the Company expects to record a gain of approximately $3,570 in the first quarter of 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes were made to, nor was there any disagreement with the Company's independent registered public accounting firm regarding, the Company's accounting or financial disclosure.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2006.

Our independent registered public accounting firm has audited and issued their report on our management’s assessment of our internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Genco Shipping & Trading Limited
New York, New York

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Genco Shipping & Trading Limited and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 8, 2007 expressed an unqualified opinion on those financial statements.

New York, New York
February 8, 2007

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in our internal controls or in other factors that could have significantly affected internal controls over financial reporting that occurred during our most recent fiscal quarter (the fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The following information is disclosed under this item in lieu of being disclosed in a separate report on Form 8-K.

Item 1.01. Entry into a Material Definitive Agreement

On February 7, 2007, we entered into an agreement to amend our New Credit Facility, dated July 15, 2005, with a syndicate of commercial lenders consisting of Nordea Bank Finland plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citibank, N.A. Under this amendment, the sixth amendment to the New Credit Facility, our lenders have allowed us to increase the amount we may borrow under the New Credit Facility by $100 million for a total maximum availability of $650 million.  We have the option to increase the facility amount by $25 million increments up to the additional $100 million, so long as at least one bank within the syndicate agrees to fund such increase. Any increase associated with this agreement is generally governed by the existing terms of the New Credit Facility, although we and any banks providing the increase may agree to vary the upfront fees, unutilized commitment fees, or other fees payable by us in connection with the increase.

A copy of the amendment to our New Credit Facility is included as Exhibit 10.13 to this report.

Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement

The information described above under “Item 1.01: Entry into a Material Definitive Agreement” is hereby incorporated herein by reference.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and executive officers is set forth in our Proxy Statement for our 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006 (the “2007 Proxy Statement”) under the headings “Election of Directors” and “Management” and is incorporated by reference herein.  Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in the 2007 Proxy Statement under the heading “Corporate Governance” and is incorporated by reference herein.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.gencoshipping.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers and information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions is set forth in the 2007 Proxy Statement under the headings “Management” and “Compensation Committee’s Report on Executive Compensation” and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of our common stock by certain persons is set forth in the 2007 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain of our transactions is set forth in the 2007 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is set forth in the 2007 Proxy Statement under the heading “Ratification of Appointment of Independent Auditors” and is incorporated by reference herein.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited (1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005 (2)

3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006 (3)

3.4	Amended and Restated By-Laws of Genco Shipping & Trading Limited (4)

4.1	Form of Share Certificate of the Company (5)

4.2	Shareholder’s Rights Agreement (5)

10.1	Registration Rights Agreement (5)

10.2	2005 Equity Incentive Plan, as amended and restated effective December 31, 2005 (6)

10.3
Credit Agreement dated December 3, 2004 among Fleet Acquisition LLC, Genco Shipping & Trading Limited, Various Lenders, Nordea Bank Finland plc, New York Branch and Citigroup Global Markets Limited (7)

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

10.11
Letter of Commitment dated July 5, 2005 between Genco Shipping & Trading Limited and Nordea Bank Finland plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citigroup Global Markets Limited (1)

10.12
Credit Agreement dated July 15, 2005 among Genco Shipping & Trading Limited, various lenders, DnB NOR Bank ASA, New York Branch, Nordea Bank Finland plc, New York Branch and Citibank Global Markets Ltd. (8)

10.13	Sixth Amendment to Credit Agreement, dated as of February 7, 2007, among Genco Shipping & Trading Limited, various lenders, andDnB NOR Bank ASA, New York Branch, as Administrative Agent

10.14	Form of Director Restricted Stock Grant Agreement dated October 31, 2005 (9)

10.15	Restricted Stock Grant Agreement dated October 31, 2005 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (9)

10.16	Restricted Stock Grant Agreement dated October 31, 2005 between Genco Shipping & Trading Limited and John C. Wobensmith (9)

10.17	Restricted Stock Grant Agreement dated December 21, 2005 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (9)

10.18	Restricted Stock Grant Agreement dated December 21, 2005 between Genco Shipping & Trading Limited and John C. Wobensmith (9)

10.19	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (*)

10.20	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and John C. Wobensmith (*)

14.1	Code of Ethics (6)

21.1	Subsidiaries of Genco Shipping & Trading Limited (*)

23.1	Consent of Independent Registered Public Accounting Firm (*)

31.1	Certification of President pursuant to Rule 13(a) - 14(a) and 15(d) - 14(a) of the Securities Exchange Act of 1934, as amended (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a) - 14(a) and 15(d) - 14(a) of the Securities Exchange Act of 1934, as amended (*)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350 (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (*)

(*)	Filed herewith.
(1)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.
(2)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.
(3)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.
(4)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2006.
(5)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 18, 2005.
(6)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on November 4, 2005.
(7)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on June 16, 2005.
(8)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2005.
(9)	Incorporated by reference to Genco Shipping & Trading Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 8, 2007.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ Robert Gerald Buchanan
Name: Robert Gerald Buchanan
Title: President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on February 8, 2007.

SIGNATURE	TITLE

/s/ Robert Gerald Buchanan	PRESIDENT
Robert Gerald Buchanan	(PRINCIPAL EXECUTIVE OFFICER)

/s/ John C. Wobensmith	CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER
John C. Wobensmith	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/ Peter C. Georgiopoulos	DIRECTOR
Peter C. Georgiopoulos

/s/ Stephen A. Kaplan	DIRECTOR
Stephen A. Kaplan

/s/ Nathaniel C. A. Kramer	DIRECTOR
Nathaniel C. A. Kramer

/s/ Harry A. Perrin	DIRECTOR
Harry A. Perrin

/s/ Mark F. Polzin	DIRECTOR
Mark F. Polzin

/s/ Robert C. North	DIRECTOR
Rear Admiral Robert C. North, USCG (ret.)

/s/ Basil G. Mavroleon	DIRECTOR
Basil G. Mavroleon

EXHIBIT INDEX

Exhibit      Document

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited (1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005 (2)

3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006 (3)

3.4	Amended and Restated By-Laws of Genco Shipping & Trading Limited (4)

4.1	Form of Share Certificate of the Company (5)

4.2	Shareholder’s Rights Agreement (5)

10.1	Registration Rights Agreement (5)

10.2	2005 Equity Incentive Plan, as amended and restated effective December 31, 2005 (6)

10.3
Credit Agreement dated December 3, 2004 among Fleet Acquisition LLC, Genco Shipping & Trading Limited, Various Lenders, Nordea Bank Finland plc, New York Branch and Citigroup Global Markets Limited (7)

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

10.11
Letter of Commitment dated July 5, 2005 between Genco Shipping & Trading Limited and Nordea Bank Finland plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citigroup Global Markets Limited (1)

10.12
Credit Agreement dated July 15, 2005 among Genco Shipping & Trading Limited, various lenders, DnB NOR Bank ASA, New York Branch, Nordea Bank Finland plc, New York Branch and Citibank Global Markets Ltd. (8)

10.13	Sixth Amendment to Credit Agreement, dated as of February 7, 2007, among Genco Shipping & Trading Limited, various lenders, andDnB NOR Bank ASA, New York Branch, as Administrative Agent

10.14	Form of Director Restricted Stock Grant Agreement dated October 31, 2005 (9)

10.15	Restricted Stock Grant Agreement dated October 31, 2005 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (9)

10.16	Restricted Stock Grant Agreement dated October 31, 2005 between Genco Shipping & Trading Limited and John C. Wobensmith (9)

10.17	Restricted Stock Grant Agreement dated December 21, 2005 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (9)

10.18	Restricted Stock Grant Agreement dated December 21, 2005 between Genco Shipping & Trading Limited and John C. Wobensmith (9)

10.19	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (*)

10.20	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and John C. Wobensmith (*)

14.1	Code of Ethics (6)

21.1	Subsidiaries of Genco Shipping & Trading Limited (*)

23.1	Consent of Independent Registered Public Accounting Firm (*)

31.1	Certification of President pursuant to Rule 13(a) - 14(a) and 15(d) - 14(a) of the Securities Exchange Act of 1934, as amended (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a) - 14(a) and 15(d) - 14(a) of the Securities Exchange Act of 1934, as amended (*)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350 (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (*)

(*)	Filed herewith.
(1)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.
(2)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.
(3)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.
(4)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2006.
(5)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 18, 2005.
(6)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on November 4, 2005.
(7)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on June 16, 2005.
(8)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2005.
(9)	Incorporated by reference to Genco Shipping & Trading Limited's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2006.