Form 10-Q
period 2007-05-07
GENCO SHIPPING & TRADING LTD
filed 2007-05-10
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

299 Park Avenue, 20th Floor, New York, New York 10171 (Address of principal executive offices) (Zip Code)

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

Large accelerated filer ❒        Accelerated filer  ☒      Non-accelerated filer  ❒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes               No       X

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2007:
Common stock, $0.01 per share 25,518,475 shares.

Genco Shipping & Trading Limited
Form 10-Q for the three months ended March 31, 2007 and 2006
                                                                                     Page

PART I.                      FINANCIAL INFORMATION

Item 1.	Financial Statements

a)	Consolidated Balance Sheets -

March 31, 2007 and December 31, 2006	3

b)	Consolidated Statements of Operations -

For the three months ended March 31, 2007 and 2006	4

c)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income -

For the three months ended March 31, 2007 and 2006	5

d)	Consolidated Statements of Cash Flows -

For the three months ended March 31, 2007 and 2006	6

e)	Notes to Consolidated Financial Statements

For the three months ended March 31, 2007 and 2006	7

Item 2.	Management’s Discussion and Analysis of Financial Position and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Control and Procedures	41

PART II                      OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

Genco Shipping & Trading Limited
Consolidated Balance Sheets as of March 31, 2007
and December 31, 2006
(U.S. Dollars in thousands, except for share data)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$87,158	$73,554
Vessel held for sale	-	9,450
Due from charterers, net	985	471
Prepaid expenses and other current assets	6,175	4,643
Total current assets	94,318	88,118

Noncurrent assets:
Vessels, net of accumulated depreciation of $50,680 and $43,769, respectively	469,872	476,782
Deferred drydock, net of accumulated depreciation of $549 and $366, respectively	3,173	2,452
Other assets, net of accumulated amortization of $563 and $468, respectively	4,019	4,571
Fixed assets, net of accumulated depreciation and amortization of $439 and $348, respectively	1,987	1,877
Fair value of derivative instrument	3,973	4,462
Total noncurrent assets	483,024	490,144

Total assets	$577,342	$578,262

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,557	$7,784
Current portion of long-term debt	-	4,322
Deferred revenue	3,947	3,067
Total current liabilities	12,504	15,173

Noncurrent liabilities:
Deferred revenue	434	395
Deferred rent credit	739	743
Fair value of derivative instruments	1,265	807
Long-term debt	206,233	207,611
Total noncurrent liabilities	208,671	209,556

Total liabilities	221,175	224,729

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and
outstanding 25,518,475 and 25,505,462 shares at March 31, 2007 and December 31, 2006, respectively	255	255
Paid-in capital	307,674	307,088
Accumulated other comprehensive income	2,599	3,546
Retained earnings	45,639	42,644
Total shareholders’ equity	356,167	353,533

Total liabilities and shareholders’ equity	$577,342	$578,262

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Operations for the Three Ended March 31, 2007 and 2006
(U.S. Dollars in Thousands, Except for Earnings per Share and Share Data)
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006

Revenues	$37,220	$32,572

Operating expenses:
Voyage expenses	1,413	1,104
Vessel operating expenses	6,389	4,559
General and administrative expenses	3,195	2,449
Management fees	351	347
Depreciation and amortization	7,186	6,417
Gain on sale of vessel	(3,575)	-

Total operating expenses	14,959	14,876

Operating income	22,261	17,696

Other (expense) income:
Income from derivative instruments	-	476
Interest income	1,066	569
Interest expense	(3,490)	(2,163)

Other (expense) income	(2,424)	(1,118)

Net income	$19,837	$16,578

Earnings per share-basic	$0.78	$0.66
Earnings per share-diluted	$0.78	$0.66
Weighted average common shares outstanding-basic	25,308,953	25,260,000
Weighted average common shares outstanding-diluted	25,421,480	25,304,448

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statement of Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2007
(U.S. Dollars in Thousands Except for Per Share and Share Data)

	Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance – January 1, 2007	$255	$307,088	$42,644	$3,546		$353,533

Net income			19,837		$19,837	19,837

Unrealized derivative (loss) on cash flow hedges				(947)	(947)	(947)

Comprehensive income					$18,890

Cash dividends paid ($0.66 per share)			(16,842)			(16,842)

Issuance of 16,200 shares of nonvested stock, less forfeitures of 3,187 shares	-	-				-

Nonvested stock amortization		586				586

Balance – March 31, 2007	$255	$307,674	$45,639	$2,599		$356,167

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2007 and 2006
(U.S. Dollars in Thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$19,837	$16,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,186	6,417
Amortization of deferred financing costs	96	74
Amortization of value of time charter acquired	456	456
Unrealized gain on derivative instruments	-	(476)
Amortization of nonvested stock compensation expense	586	519
Gain on sale of vessel	(3,575)	-
Change in assets and liabilities:
Increase in due from charterers	(513)	(87)
(Increase) decrease in prepaid expenses and other current assets	(1,512)	130
Increase in accounts payable and accrued expenses	715	273
Increase in deferred revenue	919	210
(Decrease) increase in deferred rent credit	(5)	117
Deferred drydock costs incurred	(861)	(299)

Net cash provided by operating activities	23,329	23,912

Cash flows from investing activities:
Purchase of vessels, net of deposits	(43)	(23)
Proceeds from sale of vessel	13,004	-
Purchase of other fixed assets	(144)	(619)

Net cash provided by (used in) investing activities	12,817	(642)

Cash flows from financing activities:
Repayment of credit facilities	(5,700)	-
Cash dividends paid	(16,842)	(15,261)
Payment of deferred financing costs	-	(27)

Net cash used in financing activities	(22,542)	(15,288)

Net increase in cash	13,604	7,982

Cash and cash equivalents at beginning of period	73,554	46,912

Cash and cash equivalents at end of period	$87,158	$54,894

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,675	$2,225

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
 (U.S. Dollars in Thousands Except Per Share and Share Data)

Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2007 and 2006 (unaudited)

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

The Company began operations on December 6, 2004 with the delivery of its first vessel.  The Company agreed to acquire a fleet of 16 drybulk carriers from an unaffiliated third party on November 19, 2004; these vessels were delivered during 2004 and 2005.

  Additionally, on October 14, 2005, the Company acquired the Genco Muse with an existing time charter for $34,450, which was funded entirely by the Company’s new credit facility entered into on July 29, 2005 (the “New Credit Facility”).  The portion of the purchase price attributable to the vessel was $30,958 (see Note 4).  On July 10, 2006, the Company acquired the Genco Acheron, the Genco Commander, and the Genco Surprise for a total purchase price of $81,250, all of which were delivered in the fourth quarter of 2006.  During February 2007, the Company completed the sale of the Genco Glory to Cloud Maritime S.A. for $13,004, net of commission.  Below is the list of the Company’s wholly owned ship-owning subsidiaries as of March 31, 2007:

Wholly Owned Subsidiaries	Vessels Acquired	dwt	Date Delivered	Year Built	Date Sold

Genco Reliance Limited…………………	Genco Reliance	29,952	12/6/04	1999	—
Genco Glory Limited…………………	Genco Glory	41,061	12/8/04	1984	2/21/07
Genco Vigour Limited…………………	Genco Vigour	73,941	12/15/04	1999	—
Genco Explorer Limited…………………	Genco Explorer	29,952	12/17/04	1999	—
Genco Carrier Limited…………………	Genco Carrier	47,180	12/28/04	1998	—
Genco Sugar Limited…………………	Genco Sugar	29,952	12/30/04	1998	—
Genco Pioneer Limited…………………	Genco Pioneer	29,952	1/4/05	1999	—
Genco Progress Limited…………………	Genco Progress	29,952	1/12/05	1999	—
Genco Wisdom Limited…………………	Genco Wisdom	47,180	1/13/05	1997	—
Genco Success Limited…………………	Genco Success	47,186	1/31/05	1997	—
Genco Beauty Limited…………………	Genco Beauty	73,941	2/7/05	1999	—
Genco Knight Limited…………………	Genco Knight	73,941	2/16/05	1999	—
Genco Leader Limited…………………	Genco Leader	73,941	2/16/05	1999	—
Genco Marine Limited…………………	Genco Marine	45,222	3/29/05	1996	—
Genco Prosperity Limited…………………	Genco Prosperity	47,180	4/4/05	1997	—
Genco Trader Limited	Genco Trader	69,338	6/7/05	1990	—
Genco Muse Limited …………………	Genco Muse	48,913	10/14/05	2001	—
Genco Commander Limited …………	Genco Commander	45,518	11/2/06	1994	—
Genco Acheron Limited ……………..	Genco Acheron	72,495	11/7/06	1999	—
Genco Surprise Limited ……………..	Genco Surprise	72,495	11/17/06	1998	—

Prior to its initial public offering, GS&T was 100% owned by Fleet Acquisition LLC, a limited liability company organized on November 3, 2004 under the laws of the Marshall Islands.  Fleet Acquisition LLC was owned approximately 65.65% by OCM Principal Opportunities III Fund, L.P. and OCM Principal Opportunities Fund IIIA, L.P., collectively, (“Oaktree”) of which Oaktree Management LLC is the General Partner, approximately 26.57% by Peter Georgiopoulos, and 7.78% by others.  As of December 31, 2005, Fleet Acquisition LLC maintained a 53.08% ownership in the Company.  On April 14, 2006, Fleet Acquisition LLC distributed 1,050,210 shares to certain of its members, and on December 15, 2006, Fleet Acquisition LLC distributed 3,587,361 shares to

Peter Georgiopoulos, our Chairman.  As a result, at December 31, 2006, Oaktree beneficially owned approximately 34.75% of the Company through Fleet Acquisition, LLC and Peter Georgiopoulos beneficially owned approximately 14.07%.  In January 2007, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) to register possible future offerings, including possible resales by Fleet Acquisition LLC.  That registration statement, as amended, was declared effective by the SEC on February 7, 2007.  Fleet Acquisition LLC utilized that registration statement to conduct an underwritten offering of 4,830,000 shares it owned, including an over-allotment option granted to underwriters for 630,000 shares which the underwriters exercised in full.  Following completion of that offering, Fleet Acquisition LLC owns 15.80% of our common stock.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the December 31, 2006 consolidated financial statements of Genco Shipping & Trading Ltd. contained in its Annual Report on Form 10-K for the year ended December 31, 2006.

Business geographics

The Company’s vessels regularly move between countries in international waters, over hundreds of trade routes and, as a result, the disclosure of geographic information is impracticable.

Vessel acquisitions

When the Company enters into an acquisition transaction, it determines whether the acquisition transaction was the purchase of an asset or a business based on the facts and circumstances of the transaction.  As is customary in the shipping industry, the purchase of a vessel is normally treated as a purchase of an asset as the historical operating data for the vessel is not reviewed nor is material to our decision to make such acquisition.

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

In December 2005 and February 2006, respectively, the Genco Trader and the Genco Leader entered into the Baumarine Panamax Pool.  Vessel pools, such as the Baumarine Panamax Pool, provide cost-effective commercial management activities for a group of similar class vessels.  The pool arrangement provides the benefits of a large-scale operation, and chartering efficiencies that might not be available to smaller fleets.   Under the pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the charterer and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these two vessels was subject to the fluctuations of the spot market.  Effective December 24, 2006 and January 15, 2007, respectively, the Genco Trader and Genco Leader exited the Baumarine Panamax Pool.

Included in the standard time charter contracts with our customers are certain performance parameters, which if not met can result in customer claims.  As of March 31, 2007, the Company had a reserve of $177 against due from charterers balance and an additional reserve of $670, each of which is associated with estimated customer claims against the Company including time charter performance issues.  As of December 31, 2006, the Company had a reserve of $187 against due from charterers balance and an additional reserve of $571, each of which is associated with estimated customer claims against the Company, including time charter performance issues.

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

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight ton (lwt). At March 31, 2007 and December 31, 2006, the Company estimated the residual value of vessels to be $175/lwt.

Fixed assets, net

Fixed assets, net are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are based on a straight-line basis over the estimated useful life of the specific asset placed in service.  The following table is used in determining the estimated useful lives:

Description                                        Useful lives

Leasehold improvements                                       15 years
Furniture, fixtures & other equipment                    5 years
Vessel equipment                                                   2-5 years
Computer equipment                                                 3 years

Deferred drydocking costs

The Company’s vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. The Company capitalizes the costs associated with the drydockings as they occur and depreciates these costs on a straight-line basis over the period between drydockings. Costs capitalized as part of a vessel’s drydocking include actual costs incurred at the drydocking yard; cost of parts that are reasonably made in anticipation of reducing the duration or cost of the drydocking; cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking.

Inventory

Inventory consists of lubricants and bunkers (fuel) which are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Impairment of long-lived assets

The Company follows the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including anticipated future charter rates, estimated scrap values, future drydocking costs and estimated vessel operating costs, are included in this analysis.

For three months ended March 31, 2007 and 2006, no impairment charges were recorded, based on the analysis described above.

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

Comprehensive income

The Company follows SFAS No. 130 “Reporting Comprehensive Income,” which establishes standards for reporting and displaying comprehensive income and its components in financial statements.  Comprehensive income is comprised of net income and amounts related to the adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”.

Nonvested stock awards

In 2006, the Company adopted SFAS No. 123R, Share-Based Payment, for nonvested stock issued under its equity incentive plan.  Adoption of this new accounting policy did not change the method of accounting for nonvested stock awards.  However, deferred compensation costs from nonvested stock have been classified as a component of paid-in capital as required by SFAS No. 123R.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral.  Although the Company earned 100% of revenues from fourteen and eleven customers, for the three months ended March 31, 2007 and 2006, respectively, management does not believe significant risk exists in connection with the Company’s concentrations of credit at March 31, 2007 and December 31, 2006.

For the three months ended March 31, 2007 there are two customers that individually accounted for more than 10% of revenue, which represented 15.78% and 13.85% of revenue, respectively.  For the three months ended March 31, 2006 there were three customers that individually accounted for more than 10% of revenue, which represented 23.51%, 15.81% and 10.59% of revenue, respectively.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments such as amounts due from charterers, accounts payable and long term debt approximate their individual carrying amounts as of March 31, 2007 and December 31, 2006 due to their short-term maturity or the variable-rate nature of the respective borrowings.

The fair value of the interest rate swaps (used for purposes other than trading) is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the swaps’ counterparty for assets and creditworthiness of the Company for liabilities.

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) in the first quarter of 2007.

Interest rate risk management

The Company is exposed to the impact of interest rate changes.  The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to its borrowings. The Company held three interest rate risk management instruments at March 31, 2007 and at December 31, 2006, in order to manage future interest costs and the risk associated with changing interest rates.

 The differential to be paid or received for the effectively hedged portion of any swap agreement is recognized as an adjustment to interest expense as incurred.  Additionally, the change in value for the portion of the swaps that are effectively hedged is reflected as a component of other comprehensive income (“OCI”).

For the portion of the forward interest rate swaps that are not effectively hedged, the change in the value and the rate differential to be paid or received is recognized as income or (expense) from derivative instruments and is listed as a component of other (expense) income until such time the Company has obligations against which the swap is designated and is an effective hedge.

Derivative financial instruments

To manage its exposure to fluctuating interest rates, the Company uses interest rate swap agreements.  Interest rate differentials to be paid or received under these agreements for any portion of designated debt that is effectively hedged is accrued and recognized as an adjustment of interest expense.  The interest rate differential on the swaps that do not have designated debt or are not effectively hedged will be reflected as income or (expense) from derivative instruments and is listed as a component of other (expense) income.   The fair value of the interest rate swap agreements is recognized in the financial statements as a non-current asset or liability.

Amounts receivable or payable arising at the settlement of hedged interest rate swaps are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist.  Amounts receivable or payable arising at the settlement of unhedged interest rate swaps are reflected as income or (expense) from derivative instruments and are included as a component of other (expense) income.

New accounting pronouncements

In September 2006, FASB issued SFAS No.157 which enhances existing guidance for measuring assets and liabilities using fair value. Previously, guidance for applying fair value was incorporated in several accounting pronouncements.  The new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  While the statement does not add any new fair value measurements, it does change current practice. One such change is a requirement to adjust the value of nonvested stock for the effect of the restriction even if the restriction lapses within one year.  The early adoption of SFAS No. 157 on January 1, 2007, did not have a material impact on the financial statements of the Company.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for years beginning after December 15, 2006. The Company has adopted FIN 48, and its adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  Under this statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings.  This election is irrevocable.  SFAS No. 159 is effective for the Company commencing in 2008.  Early adoption within 120 days of the beginning of the year is permissible, provided the Company has adopted SFAS No. 157.  The adoption of SFAS 159 on January 1, 2008, is not expected to have a material impact on the financial statements of the Company.

3 - CASH FLOW INFORMATION

The Company entered into the 4.485% Swap during 2005 and the 5.075% Swap and 5.25% Swap during March 2006.  These swaps are described and discussed in Note 7. The fair value of the 4.485% Swap is in an asset position of $3,973 and $4,462 as of March 31, 2007 and December 31, 2006, respectively.  The fair values of the 5.075% Swap and 5.25% Swap are in a liability position of $1,265 and $807 as of March 31, 2007 and December 31, 2006.

The Company had non-cash operating and investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses for the purchase of fixed assets of approximately $57 and $82 for the three months ended March 31, 2007 and 2006, respectively.

On February 8, 2007 the Company granted nonvested stock to certain directors and employees. The fair value of such nonvested stock was $494 on the grant date and was recorded in equity.  Additionally, during January 2007, nonvested stock forfeited amounted to $54 for shares granted in 2005 and is recorded in equity.

During 2006, the Company granted nonvested stock to its employees. The fair value of such nonvested stock was $2,018 on the grant date and was recorded in equity.  Additionally, during 2006, nonvested stock forfeited amounted to $12 for shares granted in 2005 and is recorded in equity.

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

On February 21, 2007, the Genco Glory was sold to Cloud Maritime S.A. for $13,004 net of a brokerage commission paid to WeberCompass (Hellas) S.A.  Based on the selling price and the net book value of the vessel, the Company recorded a gain of $3,575 during the quarter ended March 31, 2007.

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

On October 14, 2005, the Company took delivery of the Genco Muse, a 48,913 dwt Handymax drybulk carrier and the results of its operations is included in the consolidated results of the Company after that date. The vessel is a 2001 Japanese-built vessel. The total purchase price of the vessel was $34,450. The purchase price included the assumption of an existing time charter with Qatar Navigation QSC at a rate of $26.5 per day. Due to the above market rate of the existing time charter at the time of the acquisition, the Company has capitalized $3,492 of the purchase price as an asset which is being amortized as a reduction of voyage revenues through September 2007 (the remaining term of the charter). For the three months ended March 31, 2007 and 2006, $456 was amortized for each respective period.  The remaining unamortized balance at March 31, 2007 and December 31, 2006 $788 and $1,244, respectively, will be reflected as a reduction of voyage revenue during 2007.

See Note 1 for discussion on the initial acquisition of our initial 16 drybulk carriers.

The purchase and sale of the aforementioned vessels is consistent with the Company's strategy of selectively expanding the number and maintaining the high-quality vessels in the fleet.

5 - EARNINGS PER COMMON SHARE

The computation of basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings (loss) per share assumes the vesting of nonvested stock awards (see Note 16), for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the three months ended March 31, 2007 and 2006, the restricted stock grants are dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:
	Three Months Ended March 31,
	2007	2006

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	25,308,953	25,260,000

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	25,308,953	25,260,000

Weighted average restricted stock awards	112,527	44,448

Weighted average common shares outstanding, diluted	25,421,480	25,304,448

6 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

In June 2006, the Company made an employee performing internal audit services available to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board, Chief Executive Officer and President, and Stephen A. Kaplan, one of the Company’s directors, also serves as a director.   For the three months ended March 31, 2007 and 2006, the Company invoiced $35 and $0, respectively, to GMC for the time associated with such internal audit services.  At March 31, 2007 and December 31, 2006, the amount due the Company from GMC is $15 and $25, respectively.

During the three months ended March 31, 2007 and 2006, the Company incurred travel related expenditures totaling $0 and $139, respectively, reimbursable to GMC or its service provider, where the Company Chairman, Peter C. Georgiopoulos also serves as Chairman of the Board, Chief Executive Officer and President, and Stephen A. Kaplan also serves as a director.  For the three months ended March 31, 2006 approximately, $49 of these travel expenditures were paid from the gross proceeds received from the initial public offering and as such were included in the determination of net proceeds. There were no amounts due to GMC at March 31, 2007 or December 31, 2006.

During the three months ended March 31, 2007 and 2006, the Company incurred legal services aggregating $29 and $1 from Constantine Georgiopoulos, father of Peter C. Georgiopoulos, Chairman of the Board. At March 31, 2007 and December 31, 2006, $29 and $1, respectively, was outstanding to Constantine Georgiopoulos.

In December 2006, the Company engaged the services of WeberCompass (Hellas) S.A. (“WC”), a shipbroker, to facilitate the sale of the Genco Glory.  One of our directors, Basil G. Mavroleon, is a Managing Director of WC and a Managing Director and shareholder of Charles R. Weber Company, Inc., which is 50% shareholder of WC.  WC was paid a commission of $132, or 1% of the gross selling price of the Genco Glory. No amounts were due to WC at March 31, 2007 or at December 31, 2006.

During March 2007, the Company utilized the services of North Star Maritime, Inc. (“NSM”) which is owned and operated by one of our directors, Rear Admiral Robert C. North, USCG (ret.).  NSM, a marine industry consulting firm, specializes in international and domestic maritime safety, security and environmental protection issues.  NSM was paid $7 for services rendered in March 2007.  No amounts were due to NSM at March 31, 2007 or at December 31, 2006.

7 - LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2007	December 31, 2006

Revolver, New Credit Facility	$206,233	$211,933
Less: Current portion of revolver	-	4,322

Long-term debt	$206,233	$207,611

New credit facility

 The Company entered into the New Credit Facility as of July 29, 2005.  The New Credit Facility is with a syndicate of commercial lenders including Nordea Bank Finland plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citibank, N.A.  The New Credit Facility has been used to refinance our indebtedness under our Original Credit Facility, and may be used in the future to acquire additional vessels and for working capital requirements. Under the terms of our New Credit Facility, borrowings in the amount of $106,233 were used to repay indebtedness under our Original Credit Facility and additional net borrowings of $24,450 were obtained to fund the acquisition of the Genco Muse.  In July 2006, the Company increased the line of credit by $100,000 and during the second and third quarters of 2006 borrowed $81,250 for the acquisition of three vessels. At March 31, 2007,

$443,767 remains available to fund future vessel acquisitions.  The Company may borrow up to $20,000 of the $443,767 for working capital purposes.

The New Credit Facility has a term of ten years and matures on July 29, 2015. The facility permits borrowings up to 65% of the value of the vessels that secure our obligations under the New Credit Facility up to the facility limit, provided that conditions to drawdown are satisfied. Certain of these conditions require the Company, among other things, to provide to the lenders acceptable valuations of the vessels in our fleet confirming that the aggregate amount outstanding under the facility (determined on a pro forma basis giving effect to the amount proposed to be drawn down) will not exceed 65% of the value of the vessels pledged as collateral.  The facility limit is reduced by an amount equal to 8.125% of the total $550,000, commitment, semi-annually over a period of four years and is reduced to $0 on the tenth anniversary.

Additionally, on February 7, 2007, the Company reached an agreement with its syndicate of commercial lenders to allow the Company to increase the amount of the New Credit Facility by $100,000, for a total maximum availability of $650,000.  The Company has the option to increase the facility amount by $25,000 increments up to the additional $100,000, so long as at least one bank within the syndicate agrees to fund such increase.  Any increase associated with this agreement is generally governed by the existing terms of the New Credit Facility, although we and any banks providing the increase may agree to vary the upfront fees, unutilized commitment fees, or other fees payable by us in connection with the increase.

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

The New Credit Facility has certain financial covenants that require the Company, among other things, to:  ensure that the fair market value of the collateral vessels maintains a certain multiple as compared to the outstanding indebtedness; maintain a specified ratio of total indebtedness to total capitalization; maintain a specified ratio of earnings before interest, taxes, depreciation and amortization to interest expense; maintain a net worth of approximately $263,000; and maintain working capital liquidity in an amount of not less than $500 per vessel securing the borrowings. Additionally, there are certain non-financial covenants that require the Company, among other things, to provide the lenders with certain legal documentation, such as the mortgage on a newly acquired vessel using funds from the New Credit Facility, and other periodic communications with the lenders that include certain compliance certificates at the time of borrowing and on a quarterly basis. For the period since facility inception through March 31, 2007, the Company has been in compliance with these covenants, except for an age covenant in conjunction with the acquisition of the Genco Commander, a 1994 vessel, for which the Company obtained a waiver for the term of the agreement.

The New Credit Facility permits the issuance of letters of credit up to a maximum amount of $50,000. The conditions under which letters of credit can be issued are substantially the same as the conditions for borrowing funds under the facility. Each letter of credit must terminate within twelve months, but can be extended for successive periods also not exceeding twelve months. The Company pays a fee of 1/8 of 1% per annum on the amount of letters of credit outstanding. At March 31, 2007 and December 31, 2006, there were no letters of credit issued under the New Credit Facility.

Due to the agreement related to the sale of the Genco Glory, the New Credit Facility requires a certain portion of the debt be repaid based on a pro-rata basis.  The repayment amount is calculated by dividing the value of the vessel being sold by the value of the entire fleet and multiplying such percentage by the total debt outstanding.  Therefore, the Company reflected $4,322 as current portion of long-term debt as of December 31, 2006.  The Company repaid $5,700 during the first quarter of 2007 to comply with the repayment requirement from the sale of the Genco Glory.

The following table sets forth our maturity dates of the revolver as of:

Period Ending December 31,	Total

2007 (April 1, 2007 – December 31, 2007)	$-
2008	-
2009	-
2010	-
2011	-
Thereafter	206,233

$206,233

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

Interest rate swap agreements

 Effective September 14, 2005, the Company entered into an interest rate swap agreement with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The notional principal amount of the swap is $106,233 and has a fixed interest rate on the notional amount of 4.485% through July 29, 2015 (the “4.485% Swap”).  The swap's expiration date coincides with the expiration of the New Credit Facility on July 29, 2015. The differential to be paid or received for this swap agreement is recognized as an adjustment to interest expense as incurred.  The change in value on this swap is reflected as a component of OCI.

The Company has determined that the 4.485% Swap continues to effectively hedge the debt. Interest income pertaining to this interest rate swap for the three months ended March 31, 2007 and 2006 was $234 and $11, respectively.

On March 24, 2006, the Company entered into a forward interest rate swap agreement with a notional amount of $50,000, and has a fixed interest rate on the notional amount of 5.075% from January 2, 2008 through January 2, 2013 (the “5.075% Swap”)  The change in the value of this swap was recognized as income from derivative instruments and was listed as a component of other (expense) income until the Company had obligations against which the swap was designated and was an effective hedge.  In November 2006, the Company designated $50,000 of the swap’s notional amount against the Company’s debt and utilized hedge accounting whereby the change in value for the portion of the swap that was effectively hedged was recorded as a component of OCI.

On March 29, 2006, the Company entered into a forward interest rate swap agreement with a notional amount of $50,000 and has a fixed interest rate on the notional amount of 5.25% from January 2, 2007 through January 2, 2014 (the“5.25% Swap”).  The change in the value of this swap for this swap agreement was recognized as income from derivative instruments and was listed as a component of other (expense) income until the Company had obligations against which the swap was designated and was an effective hedge.  Effective July 2006, the Company designated $32,575 and in October 2006 designated the remaining $17,425 of the swap’s notional amount against the Company’s debt and utilized hedge accounting whereby the change in value for the portion of the swap that was effectively hedged was recorded as a component of OCI.

Interest income pertaining to the 5.25% Swap for the three months ended March 31, 2007 was $14.  The rate differential was not in effect for the three months ended March 31, 2006.

For the swap agreements for which there is designated debt associated with it, and the rate differential is in effect, the total interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95% in the first 5 years of the New Credit Facility and 1.0% in the last five years.

The 5.075% Swap does not have any interest income or expense as the swap is not effective until, January 2, 2008.  The rate differential on any portion of the swap that effectively hedges our debt will be recognized as an adjustment to interest expense as incurred and the ineffective portion, if any, will be recognized as income or expense from derivative instruments.

The asset associated with the 4.485% Swap at March 31, 2007 and December 31, 2006 is $3,973 and $4,462, respectively, and is presented as the fair value of derivatives on the balance sheet.  The liability associated with the 5.075% Swap and the 5.25% Swap at March 31, 2007 and December 31, 2006 is $1,265 and $807, respectively, and is presented as the fair value of derivatives on the balance sheet.  As of March 31, 2007 and December 31, 2006, the Company has accumulated OCI of $2,599 and $3,546, respectively, related to the 4.485% Swap and a portion of the 5.25% Swap and 5.075% Swap that is effectively hedged.  The portion of the 5.075% Swap and the 5.25% Swap that have not been effectively hedged resulted in income from derivative instruments of $476 for the three months ended March 31, 2006 due to the change in the value of these instruments when these instruments did not have designations associated with them.  For the three months ended March 31, 2007 the Swaps had no ineffectiveness resulting in any income or expense from derivative instruments.

Interest rates

The effective interest rates, including the cost associated with unused commitment fees, and the rate differential on the 4.485% Swap and the 5.25% Swap, for the three months ended March 31, 2007 and 2006, were 6.57% and 6.39%, respectively. The interest rates on the debt, excluding the unused commitment fess, ranged from 6.26% to 6.39% and from 5.20% to 5.83% for the three months ended March 31, 2007 and 2006, respectively.

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated carrying and fair values of the Company’s financial instruments are as follows:

	March 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$87,158	$87,158	$73,554	$73,554
Floating rate debt	206,233	206,233	211,933	211,933
Derivative instruments – asset position	3,973	3,973	4,462	4,462
Derivative instruments – liability position	1,265	1,265	807	807

The fair value of the revolving credit facility is estimated based on current rates offered to the Company for similar debt of the same remaining maturities and additionally, the Company considers its creditworthiness in determining the fair value of the revolving credit facility.  The carrying value approximates the fair market value for the floating rate loans.  The fair value of the interest rate swap (used for purposes other than trading) is the estimated amount the Company would receive to terminate the swap agreement at the reporting date, taking into account current interest rates and the creditworthiness of the swap counterparty.

The Company elected to early adopt SFAS No. 157 beginning in our 2007 fiscal year and there was no material impact to our first quarter financial statements.  SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.  This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the valuation of our financial instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed:

	March 31, 2007
	Total	Significant Other Observable Inputs (Level 2)
Derivative instrument – asset position	$3,973	$3,973
Derivative instruments – liability position	1,265	1,265

The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR swap rate.  The LIBOR swap rate is observable at commonly quoted intervals for the full term of the swaps and therefore is considered a level 2 item.  For the derivative instrument in an asset position, the credit standing of the counterparty is analyzed and factored into the fair value measurement of the asset. SFAS No. 157 states that the fair value measurement of a liability must reflect the nonperformance risk of the entity. Therefore, the impact of the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments in a liability position.

9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2007	December 31, 2006
Lubricant inventory and other stores	$1,817	$1,671
Prepaid items	2,376	820
Insurance Receivable	1,002	783
Other	980	1,369
Total	$6,175	$4,643

10 – OTHER ASSETS, NET

Other assets consist of the following:

(i) Deferred financing costs which include fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized over the life of the related debt, which is included in interest expense. The Company has incurred deferred financing costs of $3,794 on the New Credit Facility.   Accumulated amortization of deferred financing costs as of March 31, 2007 and December 31, 2006 was $563 and $467, respectively.

(ii) Value of time charter acquired which represents the value assigned to the time charter acquired with the Genco Muse in October 2005.  The value assigned to the time charter was $3,492.  This intangible asset is amortized as a component of revenue over the minimum life of the time charter.  The amount amortized for this intangible asset was $456 and $456 for the three months ended March 31, 2007 and 2006.  At March 31, 2007 and December 31, 2006, $788 and $1,244, respectively, remains unamortized and will be fully amortized during 2007.

11 - FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2007	December 31, 2006
Fixed assets:
Vessel equipment	$734	$533
Leasehold improvements	1,146	1,146
Furniture and fixtures	210	210
Computer equipment	336	336
Total cost	2,426	2,225
Less: accumulated depreciation and amortization	439	348
Total	$1,987	$1,877

12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2007	December 31, 2006
Accounts payable	$2,390	$1,885
Accrued general and administrative expenses	3,484	2,936
Accrued vessel operating expenses	2,683	2,963

Total	$8,557	$7,784

13 - REVENUE FROM TIME CHARTERS

Total revenue earned on time charters for the three months ended March 31, 2007 and 2006 was $37,220 and $32,572, respectively. Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of April 30, 2007 is expected to be $112,497 for the remaining three quarters of 2007 and $85,210 during 2008, and $28,528 during 2009, assuming 20 days of off-hire due to any scheduled drydocking and no additional off-hire time is incurred.

14 - LEASE PAYMENTS

In September 2005, the Company entered into a 15-year lease for office space in New York, New York.  The monthly rental is as follows:  Free rent from September 1, 2005 to July 31, 2006, $40 per month from August 1, 2006 to August 31, 2010, $43 per month from September 1, 2010 to August 31, 2015, and $46 per month from September 1, 2015 to August 31, 2020.  The Company obtained a tenant work credit of $324.  The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company has a deferred rent credit at March 31, 2007 and December 31, 2006 $739 and $743, respectively.  The Company has the option to extend the lease for a period of 5 years from September 1, 2020 to August 31, 2025.  The rent for the renewal period will be based on prevailing market rate for the six months prior to the commencement date of the extension term.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $364 per year for reaming portion of 2007, and $486 per year for 2008 through 2009, $496 for 2010 and $518 for 2011 and $4,650 thereafter.

15 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan which is available to full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis.  The matching contribution vests immediately.  For three months ended March 31, 2007 and 2006, the Company’s matching contribution to the Plan was $41 and $34, respectively.

16- NONVESTED STOCK AWARDS

On July 12, 2005, the Company’s board of directors approved the Genco Shipping and Trading Limited 2005 Equity Incentive Plan (the “Plan”).  Under this plan, the Company’s board of directors, the compensation committee, or another designated committee of the board of directors may grant a variety of stock-based incentive awards to employees, directors and consultants whom the compensation committee (or other committee or the board of directors) believes are key to the Company’s success.  Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, nonvested stock, unrestricted stock and performance shares.  The aggregate number of shares of common stock available for award under the Plan is 2,000,000 shares.

On October 31, 2005, the Company made grants of nonvested common stock under the Plan in the amount of 111,412 shares to the executive officers and employees and 7,200 shares to directors of the Company.  The executive and employee grants vest ratably on each of the four anniversaries of the date of the Company’s initial public offering (July 22, 2005).  On July 22, 2006, 27,853 shares of the employees’ nonvested stock vested, and during the three months ended March 31, 2007 and the year ended December 31, 2006, 2,250 and 750 shares, respectively, were forfeited.  Grants to the directors vested in full on May 18, 2006, the date of the Company’s annual shareholders’ meeting.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $1,949, was recorded as a component of shareholders’ equity.  After forfeitures, the unamortized portion of this award at March 31, 2007 and December 31, 2006 was $517 and $653, respectively.  Amortization of this charge, which is included in general and administrative expenses was $99 and $378, for the three months ended March 31, 2007 and 2006, respectively, and the remaining expense for the years ending 2007, 2008, and 2009 will be $263, $193 and $61, respectively.

On December 21, 2005, the Company made grants of nonvested common stock under the Plan in the amount of 55,600 shares to the executive officers and employees of the Company.  Theses grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2006.  During the fourth quarter of 2006, 13,900 shares of the employees’ nonvested stock vested and during the three months ended March 31, 2007 937 shares were forfeited.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $991, was recorded as a component of shareholders’ equity.  After forfeitures, the unamortized portion of this award at March 31, 2007 and December 31, 2006 was $367 and $441, respectively.  Amortization of this charge, which is included in general and administrative expenses was $58 and $141, for the three months ended March 31, 2007 and 2006, respectively, and remaining expense for the years ending 2007, 2008 and 2009 will be $183, $131 and $53, respectively.

On December 20, 2006 and December 22, 2006, the Company made grants of nonvested common stock under the Plan in the amount of 37,000 shares to employees other than executive officers and 35,000 shares to the executive officers, respectively.  Theses grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2007.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the respective date of the grants, or $2,018, was recorded as a component of shareholders’ equity.  The unamortized portion of this award at March 31, 2007 and December 31, 2006 was $1,696 and $1,986, respectively.  Amortization of this charge, which is included in general and administrative expenses for the three months ended March 31, 2007 and 2006, was $290 and $0, respectively, and the remaining expense for the years ending 2007, 2008, 2009 and 2010 will be $798, $515, $273 and $110, respectively.

On February 8, 2007, the Company made grants of nonvested common stock under the Plan in the amount of 9,000 shares to employees and 7,200 shares to directors of the Company.  The employee grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2007.  Grants to the directors vest the earlier of the first anniversary of the grant date or the date of the next annual shareholders’ meeting of the Company.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $494, was recorded as a component of shareholders’ equity.  The unamortized portion of this award at March 31, 2007 was $355.  Amortization of this charge, which is included in general and administrative expenses was $139 and $0, for the three months ended March 31, 2007 and 2006, respectively, and the remaining expense for the years ending 2007, 2008, 2009, and 2010 will be $222, $77, $40 and $16, respectively.

The table below summarizes the Company’s nonvested stock awards as March 31, 2007:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2007	196,509	$20.97
Granted	16,200	30.52
Vested	-	-
Forfeited	(3,187)	16.84

Outstanding at March 31, 2007	209,522	$21.78

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods.  As of March 31, 2007, unrecognized compensation cost related to nonvested stock will be recognized over a weighted average period of 2.8 years.

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

18 - SUBSEQUENT EVENTS

On April 26, 2007, the Board of Directors declared a dividend of $0.66 per share to be paid on or about May 31, 2007 to shareholders of record as of May 17, 2007.  The aggregate amount of the dividend is expected to be $16,842, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

On May 2, 2007, Genco acquired 4,440,900 shares of the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping. Following the acquisition, Genco had a total holding of 8,571,900 of such shares, equaling 10.2% of the outstanding shares and votes of Jinhui's capital stock. Genco may purchase additional shares of Jinhui's capital stock or dispose of any and all shares of Jinhui's capital stock that Genco holds, whether through open market transactions, privately negotiated transactions, or otherwise.

On May 3, 2007, the Company entered into a short-term line of credit facility under which DnB NOR Bank ASA, Grand Cayman Branch and Nordea Bank Norge ASA, Grand Cayman Branch are serving as lenders (the “Short-Term Line”).  The Short-Term Line will be used to fund a portion of acquisitions we may make of shares of capital stock of Jinhui.  Under the terms of the Short-Term Line, we may borrow up to $155,000 for such acquisitions, and we have borrowed $33,000 under the Short-Term Line as of May 7, 2007.  The term of the Short-Term Line is for 364 days, and the interest on amounts drawn is payable at the rate of LIBOR plus a margin of 0.85% per annum for the first six month period and LIBOR plus a margin of 1.00% for the remaining term.  We are also obligated to pay certain commitment and administrative fees in connection with the Short-Term Line.  The Company must within 30 days after the date of the Short-Term Line pledge all of the Jinhui shares it has purchased in a manner satisfactory to the lenders as collateral against the Short-Term Line.  The Short-Term Line incorporates by reference certain covenants from our New Credit Facility.

Lastly, the Company has entered into a number of short term currency swaps to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the purchase of the Jinhui shares mentioned above.  We have currency swaps in place for a notional amount of $58,963 or 352,719 NOK (Norwegian Kroner), which all mature on May 14, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (ix) the number of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims including offhire days; (x) our acquisition or disposition of vessels; and (xi) other factors listed from time to time in our filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2006 and subsequent reports on Form 8-K.  Our ability to pay dividends in any period will depend upon factors including the limitations under our loan agreements, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this 10-Q.

General

We are a Marshall Islands company incorporated in September 2004 to transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. As of March 31, 2007, our fleet consisted of seven Panamax, seven Handymax and five Handysize drybulk carriers, with an aggregate carrying capacity of approximately 988,000 dwt, and the average age of our fleet was approximately 9.1 years as of March 31, 2007, as compared to the average age for the world fleet of approximately 15.6 years for the drybulk shipping segments in which we compete. All of the vessels in our fleet are on time charters to reputable charterers, including Lauritzen Bulkers, Cargill, HMMC, BHP, DS Norden, A/S Klaveness, Cosco Bulk Carrier Co., Ltd., and NYK Europe. All of the vessels in our fleet are presently engaged under time charter contracts that expire (assuming the option periods in the time charters are not exercised) between May 2007 and August 2009.

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

We intend to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow. In connection with this growth strategy, we negotiated the New Credit Facility, which has been used to refinance the outstanding indebtedness under our previous credit facility.

Our management team and our other employees are responsible for the commercial and strategic management of our fleet. Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters and voyage charters, and monitoring the performance of our vessels under their charters. Strategic management includes locating, purchasing, financing and selling vessels. We currently contract with three independent technical managers to provide technical management of our fleet at a lower cost than we believe would be possible in-house. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Members of our New York City-based management team oversee the activities of our independent technical managers.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three months ended March 31, 2007 and 2006. Because predominately all of our vessels have operated on time charters, our TCE rates equal our time charter rates less voyage expenses consisting primarily of brokerage commissions paid by us to third parties.

	For the three months ended March 31,		Increase
	2007	2006	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Panamax	630.0	450.0	180.0	40.0%
Handymax	681.6	630.0	51.6	8.2%
Handysize	450.0	450.0	-	-%

Total	1,761.6	1,530.0	231.6	15.1%

Available days (2)
Panamax	630.0	441.1	188.9	42.8%
Handymax	660.9	630.0	30.9	4.9%
Handysize	440.4	450.0	(9.6)	(2.1%)

Total	1,731.3	1,521.1	210.2	13.8%

Operating days (3)
Panamax	615.0	439.5	175.5	39.9%
Handymax	648.7	629.1	19.6	3.1%
Handysize	438.8	448.3	(9.5)	(2.1%)

Total	1,702.6	1,516.9	185.7	12.2%

Fleet utilization (4)
Panamax	97.6%	99.6%	(2.0%)	(2.0%)
Handymax	98.2%	99.9%	(1.7%)	(1.7%)
Handysize	99.6%	99.6%	-%	-%
Fleet average	98.3%	99.7%	(1.4%)	(1.4%)

	For the three months ended March 31,		Increase
	2007	2006	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Panamax	$25,871	$23,403	$2,468	10.5%
Handymax	20,656	21,400	(744)	(3.5%)
Handysize	13,301	17,025	(3,724)	(21.9%)
Fleet average	20,683	20,687	(4)	(0.0%)

Daily vessel operating expenses (6)
Panamax	$4,362	$3,239	$1,123	34.7%
Handymax	3,328	2,884	444	15.4%
Handysize	3,050	2,854	196	6.9%
Fleet average	3,627	2,980	647	21.7%

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

	For the three months ended March 31,
	2007	2006
	(U.S. dollars in thousands)
Voyage revenues	$37,220	$32,572
Voyage expenses	1,413	1,104
Net voyage revenue	$35,807	$31,468

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

Operating Data

	For the three months ended March 31,		Increase
	2007	2006	(Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)

Revenues	$37,220	$32,572	$4,648	14.3%

Operating Expenses:
Voyage expenses	1,413	1,104	309	28.0%
Vessel operating expenses	6,389	4,559	1,830	40.1%
General and administrative expenses	3,195	2,449	746	30.5%
Management fees	351	347	4	1.2%
Depreciation and amortization	7,186	6,417	769	12.0%
Gain on sale of vessel	(3,575)	-	(3,575)	N/A

Total operating expenses	14,959	14,876	83	0.6%

Operating income	22,261	17,696	4,565	25.8%
Other (expense) income	(2,424)	(1,118)	(1,306)	(116.8%)

Net income	$19,837	$16,578	3,259	19.7%

Earnings per share - Basic	$0.78	$0.66	$0.12	18.2%
Earnings per share - Diluted	$0.78	$0.66	$0.12	18.2%
Dividends declared and paid per share	$0.66	$0.60	$0.06	10.0%
Weighted average common shares outstanding - Basic	25,308,953	25,260,000	48,953	0.2%
Weighted average common shares outstanding - Diluted	25,421,480	25,304,448	117,032	0.5%

EBITDA (1)	$30,489	$25,564	$4,925	19.3%

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

	For the three months ended March 31,
	2007	2006
	(U.S. dollars in thousands except for share and per share data)

Net income	$19,837	$16,578
Net interest expense	2,424	1,594
Amortization of value of time charter acquired (1)	456	456
Amortization of nonvested stock compensation	586	519
Depreciation and amortization	7,186	6,417

EBITDA	$30,489	$25,564

(1) Amortization of value of time charter acquired is a reduction of revenue and the unamortized portion is included in other long-term assets.

Results of Operations

REVENUES-

For the three months ended March 31, 2007 revenues grew 14% to $37.2 million versus $32.6 million for the three months ended March 31, 2006.  Revenues in both periods consisted of charter payments for our vessels.  The increase in revenues was primarily due to the growth of our fleet to 19.6 vessels during the three months ended March 31, 2007 as compared to 17 vessels for the comparative period during 2006.

The average TCE rate of our fleet slightly declined to $20,683 a day for the three months ended March 31, 2007 from $20,687 a day for the three months ended March 31, 2006 mostly due to higher charter rate achieved in the first quarter of 2006 for the five Handysize vessels on charter with Lauritzen, which commenced their extended time contracts at $13,500 per day per vessel during the third quarter of 2006.  The decrease in TCE rates was countered by the higher charter rates achieved in the first quarter of 2007 versus the same period last year for the Genco Leader and Genco Trader, the two vessels that operated primarily in the Baumarine pool in the first quarter of 2006 and were subject to spot market fluctuations.  Additionally, the Genco Trader incurred 10 days of unscheduled offhire related to a drydocking during the first quarter of 2007, and we expect an additional 27 days of offhire during the second quarter of 2007 for a total of 37 days related to the Genco Trader.  We believe that any offhire over 14 days will be reimbursed by our insurance coverage, but revenue is not recognized until the insurance claim has been realized.

For the three months ended March 31, 2007 and 2006, we had ownership days of 1,761.6 days and 1,530.0 days, respectively.  Fleet utilization for the same three month period ended March 31, 2007 and 2006 was 98.3% and 99.7%, respectively.  The decline in utilization was due primarily to the unscheduled offhire for the Genco Trader as described above and 11.3 days of unscheduled offhire for the Genco Glory related to a delay on delivery to its new owner.

The following table sets forth information about the charters in our fleet as of April 30, 2007:

Vessel	Charterer	Charter Expiration (1)	Time Charter Rate (2)

Panamax Vessels
Genco Beauty	Cargill	June 2007	$29,000
		23 to 26 months from delivery	31,500
Genco Knight	BHP	May 2007	29,000
	SK Shipping Ltd.	23 to 25 months from delivery to new charterer	37,700	(3)
Genco Leader	A/S Klaveness	December 2008	25,650	(4)
Genco Trader	Baumarine AS	October 2007	25,750	(4)
Genco Vigour	BHP	May 2007	29,000
	STX Panocean (UK) Co. Ltd.	23 to 25 months from delivery to new charterer	29,000	(5)
Genco Acheron	STX Panocean (UK) Co. Ltd.	February 2008	30,000
Genco Surprise	Cosco Bulk Carrier Co., Ltd.	November 2007	25,000

Handymax Vessels
Genco Success	KLC	January 2008	24,000
Genco Commander	A/S Klaveness	October 2007	19,750
Genco Carrier	Pacific Basin Chartering Ltd	February 2008	24,000
Genco Prosperity	DS Norden	June 2007	23,000
	A/C Pacific Basin Chartering Ltd.	11 to 13 months from delivery to new charterer	26,000
Genco Wisdom	HMMC	November 2007	24,000
Genco Marine	NYK Europe	February 2008	24,000
Genco Muse	Qatar Navigation QSC	September 2007	26,500	(6)

Handysize Vessels
Genco Explorer	Lauritzen Bulkers A/S	September 2007 August 2009	13,500 19,500	(7)
Genco Pioneer	Lauritzen Bulkers A/S	September 2007 August 2009	13,500 19,500	(7)
Genco Progress	Lauritzen Bulkers A/S	September 2007 August 2009	13,500 19,500	(7)
Genco Reliance	Lauritzen Bulkers A/S	September 2007 August 2009	13,500 19,500	(7)
Genco Sugar	Lauritzen Bulkers A/S	September 2007 August 2009	13,500 19,500	(7)

(1) The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Under the terms of each contract, the charterer is entitled to extend time charters from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.
(2) Time charter rates presented are the gross daily charterhire rates before the payments of brokerage commissions ranging from 1.25% to 6.25% to third parties, except as indicated for the Genco Trader and the Genco Leader in note 4 below. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.
(3) We have reached an agreement to commence a time charter for 23 to 25 months at a rate of $37,700 per day less a 6.25% third party commission.  The time charter, subject to definitive documentation, is expected to commence following the expiration of the vessel’s current time charter.
(4) The Genco Leader and the Genco Trader time charter rate presented is the net daily charterhire rate. There are no payments of brokerage commissions associated with these time charters.
(5) We have reached an agreement to commence a time charter for 23 to 25 months at a rate of $33,000 per day for the first 11 months, $25,000 per day for the following 11 months and $29,000 per day thereafter, less a 5% third-party brokerage commission. For purposes of revenue recognition, the time charter contract is reflected on a straight-line basis at approximately $29,000 per day for 23 to 25 months in accordance with generally accepted accounting principles in the United States, or U.S. GAAP.
(6) Since this vessel was acquired with an existing time charter at an above-market rate at the time of acquisition, we allocated the purchase price between the vessel and an intangible asset for the value assigned to the above-market charterhire. This intangible asset is amortized as a reduction to voyage revenues over the remaining term of the charter, resulting in a daily rate of approximately $22,000 recognized as revenues.  For cash flow purposes, we will continue to receive $26,500 per day until the charter expires.
(7) We have reached an agreement to extend the time charter for 23 to 25 months at a rate of $19,500 per day less a 5% third-party brokerage commission.  These contracts commence on September 5, 2007.

VOYAGE EXPENSES-

For the three months ended March 31, 2007 and 2006, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers as part of our vessels’ overall expenses, because all of our vessels were employed under time charters that require the charterer to bear all of those expenses.

For the three months ended March 31, 2007 and 2006, voyage expenses were $1.4 million and $1.1 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $6.4 million from $4.6 million for the three months ended March 31, 2007 and 2006, respectively.  This was mostly due to the expansion of our fleet to 19.6 vessels for the three months ended March 31, 2007 as compared to an average of 17.0 vessels in operation for the three months ended March 31, 2006.  In addition, the budget for vessel operating expenses is higher in 2007 versus 2006 mainly due to an increase in crewing and lube costs.

For the three months ended March 31, 2007 and 2006, the average daily vessel operating expenses for our fleet were $3,627 and $2,980 per day, respectively.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the quarter ended March 31, 2007, daily vessel operating expenses per vessel were $55 below the $3,682 daily budget for 2007.

Based on management’s estimates and budgets provided by our technical manager, we expect our vessels to have daily vessel operating expenses during 2007 of:

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

GENERAL AND ADMINISTRATIVE EXPENSES-

For the three months ended March 31, 2007 and 2006, general and administrative expenses were $3.2 million and $2.4 million, respectively.  The increased general and administrative expenses were due to expenses associated with the sale of shares by Fleet Acquisition LLC during the first quarter of 2007 and an increase in non-cash compensation year over year related to restricted stock granted to employees and directors.

MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  For the three months ended March 31, 2007 and 2006, management fees were $0.4 million and $0.3 million, respectively.

INCOME FROM DERIVATIVE INSTRUMENTS-

For the three months ended March 31, 2007 and 2006, income from derivative instruments was $0 and $0.5 million, respectively.  The gain in 2006 is due solely to the gain in value of the 5.075% and 5.25% Swaps and for the 2007 period the swaps were all effectively hedged and any change in value is reflected in equity as a component of OCI.

DEPRECIATION AND AMORTIZATION-

For the three months ended March 31, 2007 and 2006, depreciation and amortization charges were $7.2 million and $6.4 million, respectively, an increase of $0.8 million.  The increase primarily was due to the growth in our fleet to 19.6 vessels for the three months ended March 31, 2007 as compared to an average of 17 vessels in operation for the three months ended March 31, 2006.

NET INTEREST EXPENSE-

For the three months ended March 31, 2007 and 2006, net interest expense was $2.4 million and $1.6 million, respectively.  Net interest expense consisted mostly of interest payments made under our New Credit Facility for both periods.  Additionally, interest income as well as amortization of deferred financing costs related to our New Credit Facility is included in both periods.  The increase in net interest expense for 2007 versus 2006 was mostly a result of higher outstanding debt due to the acquisition of three additional vessels in the fourth quarter of 2006.

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

On May 3, 2007, the Company entered into the Short-term Line of credit in the amount of $155 million for the purpose of funding the acquisition of shares of capital stock of Jinhui.  The term of the Short-Term Line is for 364 days, and the interest on amounts drawn is payable at the rate of LIBOR plus a margin of 0.85% per annum for the first six month period and LIBOR plus a margin of 1.00% for the remaining term.  The Company is obligated to pay certain commitment and administrative fees in connection with the Short-Term Line.

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

On April 26, 2007, our board of directors declared a dividend of $0.66 per share, to be paid on or about May 31, 2007 to shareholders of record as of May 17, 2007.

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

Cash Flow

Net cash provided by operating activities for the three months ended March 31, 2007 and 2006, was $23.3 million and $23.9 million, respectively.  The decrease was primarily due to an increase in prepaid expenses and deferred drydocking costs incurred when comparing the three months ended March 31, 2007 to the same period in 2006.  Net cash from operating activities for three months ended March 31, 2007 was mostly a result of recorded net income of $19.8 million, less the gain of $3.6 million due the sale of the Genco Glory, plus depreciation and amortization charges of $7.2 million. For the three months ended March 31, 2006, net cash provided from operating activities was primarily a result of recorded net income of $16.6 million, and depreciation and amortization charges of $6.4 million.

Net cash provided by (used in) investing activities increased to $12.8 million for the three months ended March 31, 2007 from ($0.6) for the three months ended March 31, 2006.  For the three months ended March 31 2007, the cash provided by investing activities related primarily to the proceeds of $13.0 million from the sale of the Genco Glory.  For the three months ended March 31, 2006, the cash used in investing activities resulted from the purchase of fixed assets.

Net cash used in financing activities for the three months ended March 31, 2007 and 2006 was $22.5 million and $15.3 million, respectively.  For the three months ended March 31 2007, net cash used by financing activities consisted primarily of payment of cash dividends of $16.8 million and repayment of $5.7 million of debt on our New Credit Facility. For the three months ended March 31 2006, net cash used by financing activities consisted primarily of payment of cash dividends of $15.3 million.
New Credit Facility

The Company’s New Credit Facility initially for $450.0 million is with a syndicate of commercial lenders consisting of Nordea Bank Finland Plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citigroup Global Markets Limited.  The New Credit Facility has been used to refinance our indebtedness under our original credit facility, and has been used to acquire vessels and may continued to be used to acquire future vessels and for future working capital requirements. Under the terms of our New Credit Facility, borrowings in the amount of $106.2 million were used to repay indebtedness under our original credit facility, and additional net borrowings of $100.0 million were obtained to fund vessel acquisitions. In July 2006, the Company increased the line of credit by $100.0 million to a total facility of $550.0 million.

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

As of March 31, 2007, the amount available on the credit facility to fund future vessel acquisitions is $443.8 million.  The Company may borrow up to $20 million of the available credit facility for working capital purposes.

Short-Term Line

On May 3, 2007, the Company entered into a short-term line of credit facility under which DnB NOR Bank ASA, Grand Cayman Branch and Nordea Bank Norge ASA, Grand Cayman Branch are serving as lenders (the “Short-Term Line”).  The Short-Term Line will be used to fund a portion of acquisitions we may make of shares of capital stock of Jinhui.  Under the terms of the Short-Term Line, we may borrow up to $155 million for such acquisitions, and we have borrowed $33  million under the Short-Term Line as of May 7, 2007.  The term of the Short-Term Line is for 364 days, and the interest on amounts drawn is payable at the rate of LIBOR plus a margin of 0.85% per annum for the first six month period and LIBOR plus a margin of 1.00% for the remaining term.  The Company is obligated to pay certain commitment and administrative fees in connection with the Short-Term Line.  The Company must within 30 days after the date of the Short-Term Line pledge all of the Jinhui shares it has purchased in a manner satisfactory to the lenders as collateral against the Short-Term Line.  The Short-Term Line incorporates by reference certain covenants from our New Credit Facility.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

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

Interest income pertaining to the 4.485% Swap for the three months ended March 31, 2007 and 2006 was $0.2 million and $0.01 million, respectively.

On March 24, 2006, we entered into a forward interest rate swap agreement with a notional amount of $50.0 million, and has a fixed interest rate on the notional amount of 5.075% from January 2, 2008 through January 2, 2013 (the “5.075% Swap”).  The change in the value of this swap agreement was recognized as income from derivative instruments and was listed as a component of other (expense) income until we incurred obligations against which the swap was designated and was an effective hedge.  In November 2006, we designated $50.0 million of the swap’s notional amount against our debt and utilized hedge accounting whereby the change in value for the portion of the swap that was effectively hedged was recorded as a component of OCI.

On March 29, 2006, we entered into a forward interest rate swap agreement with a notional amount of $50.0 million and has a fixed interest rate on the notional amount of 5.25% from January 2, 2007 through January 2, 2014 (the “5.25% Swap”).  The change in the value of this swap agreement was recognized as income from derivative instruments and was listed as a component of other (expense) income until we incurred obligations against which the swap was designated and was an effective hedge.  Effective July 2006, we designated $32.6 million and in October 2006 designated the remaining $17.4 million of the swap’s notional amount against our debt and utilized hedge accounting whereby the change in value for the portion of the swap that was effectively hedged was recorded as a component of OCI.

Interest income pertaining to the 5.25% Swap for the three months ended March 31, 2007 was $0.01 million.  The rate differential was not in effect for the three months ended March 31, 2006.

For the swap agreements for which there is designated debt associated with it, and the rate differential is in effect, the total interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95% in the first 5 years of the New Credit Facility and 1.0% in the last five years.

The 5.075% Swap does not have any interest income or expense as the swap is not effective until, January 2, 2008.  The rate differential on any portion of the swap that effectively hedges our debt will be recognized as an adjustment to interest expense as incurred and the ineffective portion, if any, will be recognized as income or expense from derivative instruments.

The asset associated with the 4.485% Swap at March 31, 2007 and December 31, 2006 was $4.0 million and $4.5 million, respectively, and is presented as the fair value of derivatives on the balance sheet.  The liability associated with the 5.075% Swap and the 5.25% Swap at March 31, 2007 and December 31, 2006 is $1.3 million and $0.8 million, respectively, and is presented as the fair value of derivatives on the balance sheet.  As of March 31, 2007 and December 31, 2006, we had accumulated OCI of $2.6 million and $3.5 million, respectively, related to the 4.485% Swap and a portion of the 5.25% Swap and 5.075% Swap that was effectively hedged.  The portion of the 5.075% Swap and the 5.25% Swap that have not been effectively hedged resulted in income from derivative instruments of $0.5 million for the three months ended March 31, 2006 due to the change in the value of these instruments when these instruments did not have designations associated with them.  For the three months ended March 31, 2007 the Swaps had no ineffectiveness that resulted in any income or expense from derivative instruments.

The Company has entered into a number of short term currency swaps to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the purchase of Jinhui shares during the second quarter of 2007.  We have currency swaps in place for a notional amount of $59.0 million or NOK 352.7 million (Norwegian Kroner), which all mature on May 14, 2007.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of March 31, 2007.

Interest Rates

The effective interest rates, including the cost associated with unused commitment fees, and the rate differential on the 4.485% Swap and the 5.25% Swap, for the three months ended March 31, 2007 and 2006, were 6.57% and 6.39%, respectively. The interest rates on the debt, excluding the unused commitment fess, ranged from 6.26% to 6.39% and from 5.20% to 5.83% for the three months ended March 31, 2007 and 2006, respectively.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates that is reflective of the outstanding debt, including the effective fixed rate on the interest rate swap agreements that have been designated against the debt and the rate differential on the swaps that are in effect.  The interest and fees are also reflective of the New Credit Facility and the interest rate swap agreements as discussed above under “Interest Rate Swap Agreements and Forward Freight Agreements.”  Additionally, the table includes the interest and fees associated with the Short-Term Line.

	Total	Within One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
New Credit Facility	$206,233	$-	$-	$-	$206,233
Short-term Line	$33,000	$-	$33,000	$-	$-
Interest and borrowing fees	$110,127	$11,804	$27,299	$26,493	$44,531
Office lease	$6,999	$364	$971	$1,014	$4,650

(1) Represents the nine month period ending Decembetr 31, 2007.

Interest expense has been estimated using the fixed rate of 4.485% for the notional amount of the 4.485% Swap, 5.25% for the notional amount of the 5.25% Swap, 5.075% for the notional amount of the 5.075% Swap and 5.358% for the portion of the debt that has no designated swap against it, plus the applicable bank margin of 0.95% in the first five years of the New Credit Facility and 1.0% in the last five years.  In addition, interest and borrowing fees include the interest on the amount outstanding based on LIBOR plus a margin of 0.85% per annum for the first six month period and LIBOR plus a margin of 1.00% for the remaining term.  The Company is obligated to pay certain commitment and administrative fees in connection with the Short-Term Line.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings. We estimate our drydocking costs and scheduled off-hire days for our fleet through 2008 to be:

	Estimated Drydocking Cost	Estimated Off-hire Days
Year	(U.S. dollars in millions)

2007 (April 1- December 31, 2007)	$2.3	65
2008	4.4	100

The costs reflected are estimates based on drydocking our vessels in China.  We estimate that each drydock will result in 20 days of off-hire except for the Genco Beauty which is expected to complete its intermediate survey in 5 days during 2007.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.

During the first quarter of 2007, the Genco Reliance and Genco Success completed their drydocking at a combined cost of $0.8 million.

We estimate that four of our vessels will be drydocked in the remainder of 2007, of which one will be drydocked during the second quarter of 2007 and three vessels in the second half of 2007.  An additional five of our vessels will be drydocked in 2008.

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

In December 2005 and February 2006, respectively, the Genco Trader and Genco Leader entered into the Baumarine Panamax Pool.  Vessel pools, such as the Baumarine Panamax Pool, provide cost-effective commercial management activities for a group of similar class vessels.  The pool arrangement provides the benefits of a large-scale operation and chartering efficiencies that might not be available to smaller fleets.   Under the pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the charterer and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these two vessels was subject to the fluctuations of the spot market.  In December 2006 and January 2007, respectively, the Genco Trader and Genco Leader exited the Baumarine Panamax Pool.

Our standard time charter contracts with our customers specify certain performance parameters, which if not met can result in customer claims.  As of March 31, 2007 and December 31, 2006, we had a reserve of $0.2 million and $0.2 million, respectively, against due from charterers’ balance and an additional reserve of $0.7 million and $0.6 million, respectively, both reserves are associated with estimated customer claims against us including time charter performance issues.

VESSEL ACQUISITIONS AND DISPOSITIONS-

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

DERIVATIVE FINANCIAL INSTRUMENTS-

To manage our exposure to fluctuating interest rates, we use interest rate swap agreements.  Interest rate differentials to be paid or received under these agreements for any portion of designated debt that is effectively hedged is accrued and recognized as an adjustment of interest expense.  The interest rate differential on the swaps that do not have designated debt or are not effectively hedged will be reflected as income or expense from derivative instruments and is listed as a component of other (expense) income.   The fair value of the interest rate swap agreements is recognized in the financial statements as non-current asset or liability.

Amounts receivable or payable arising at the settlement of hedged interest rate swaps are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist.  Amounts receivable or payable arising at the settlement of unhedged interest rate swaps are reflected as income or expense from derivative instruments and is listed as a component of other (expense) income.

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

ITEM 3.                      QUALITATIVE AND QUANTITATIVE MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  We held three interest rate risk management instruments at March 31, 2007 and December 31, 2006, in order to manage future interest costs and the risk associated with changing interest rates.

 Effective September 14, 2005, we entered into the 4.485% Swap, on March 24, 2006, the 5.075% Swap and on March 29, 2006, the 5.25% Swap.  These swaps manage interest costs and the risk associated with changing interest rates.

For the swap agreements for which there is designated debt associated with it, and the rate differential is in effect, the total interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95% in the first 5 years of the New Credit Facility and 1.0% in the last five years.

The asset associated with the 4.485% Swap at March 31, 2007 and December 31, 2006 was $4.0 million and $4.5 million, respectively, and is presented as the fair value of derivative on the balance sheet.  The liability associated with the 5.075% Swap and the 5.25% Swap at March 31, 2007 and December 31, 2006 is $1.3 million and $0.8 million, respectively, and is presented as the fair value of derivatives on the balance sheet.  As of March 31, 2007 and December 31, 2006, we had accumulated OCI of $2.6 million and $3.5 million, respectively, related to the 4.485% Swap and a portion of the 5.25% Swap and 5.075% Swap that was effectively hedged.  The portion of the 5.075% Swap and the 5.25% Swap that have not been effectively hedged resulted in income from derivative instruments of $0.5 million for the three months ended March 31, 2006 due to the change in the value of these instruments when these instruments did not have designations associated with them.  For the three months ended March 31, 2007 the Swaps had no ineffectiveness that resulted in any income or expense from derivative instruments.

Derivative financial instruments

To manage our exposure to fluctuating interest rates, we use interest rate swap agreements.  Interest rate differentials to be paid or received under these agreements for any portion of designated debt that is effectively hedged is accrued and recognized as an adjustment of interest expense.  The interest rate differential on the swaps that do not have designated debt or are not effectively hedged will be reflected as income or expense from derivative instruments and is listed as a component of other (expense) income.   The fair value of the interest rate swap agreements is recognized in the financial statements as non-current asset or liability.

Amounts receivable or payable arising at the settlement of hedged interest rate swaps are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist.  Amounts receivable or payable arising at the settlement of unhedged interest rate swaps are reflected as income or expense from derivative instruments and is listed as a component of other (expense) income.

The expiration date of the 4.485% Swap coincides with the expiration of the New Credit Facility on July 29, 2015. The differential to be paid or received for the 4.485% Swap agreement is recognized as an adjustment to interest expense as incurred.  The change in value on this swap is reflected as a component of OCI.

Initially during 2006 the change in the value of the 5.075% Swap agreement was recognized as income from derivative instruments and was listed as a component of other (expense) income until we incurred obligations against which the swap was designated and was an effective hedge.  In November 2006, we designated $50.0 million of the swap’s notional amount against our debt and utilized hedge accounting whereby the change in value for the portion of the swap that was effectively hedged was recorded as a component of OCI.

Initially during 2006 the change in the value of the 5.25% Swap agreement was recognized as income from derivative instruments and was listed as a component of other (expense) income until we incurred obligations against which the swap was designated and was an effective hedge.  Effective July 2006, we designated $32.6 million and in October 2006 designated the remaining $17.4 million of the swap’s notional amount against our debt and utilized hedge accounting whereby the change in value for the portion of the swap that was effectively hedged was recorded as a component of OCI.

For the 5.075% Swap and the 5.25% Swap, the change in value for the portion designated against our debt and remains effectively hedged is recorded as a component of OCI and the rate differential, once effective, on the 5.075% Swap and the 5.25% Swap is recognized as an adjustment to interest expense as incurred.  The ineffective portion of these swaps, if any, will be recorded as income or expense from derivative items and recorded as component of other (expense) income.

For the swap agreements for which there is designated debt associated with it, and the rate differential is in effect, the total interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95% in the first 5 years of the New Credit Facility and 1.0% in the last five years.

For the 4.485% Swap, we qualified for hedge accounting treatment and we have determined that this interest rate swap agreement continues to perfectly hedge the debt.  Interest income pertaining to the 4.485% Swap for the years ended March 31, 2007and 2006 was $0.2 million and $0.01 million, respectively.  Interest income pertaining to the 5.25% Swap for the three months ended March 31, 2007 was $0.01 million.  The rate differential on the 5.25% and 5.075% swaps were not in effect for the three months ended March 31, 2006.  The 5.075% Swap does not have any interest income or expense as the swap is not effective until January 2, 2008.

The fair value of the 4.485% Swap was in an asset position at March 31, 2007 and December 31, 2006 of $4.0 million and $4.5 million, respectively.  The fair value of the 5.075% Swap and 5.25% Swap was in a liability position at March 31, 2007 and December 31, 2006 of $1.3 million and $0.8 million, respectively.

We are subject to market risks relating to changes in interest rates because we have significant amounts of floating rate debt outstanding. For the three months ended March 31, 2007, we paid LIBOR plus 0.95% for the debt in excess of both the 4.485% and 5.25% Swap’s respective notional amounts of $106.2 million and $50.0 million, respectively. For the 4.485% and 5.25% Swaps the interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95%.  For the year ended December 31, 2006, we paid LIBOR plus 0.95% for the debt in excess of the 4.485% Swap notional amount on the New Credit Facility, and on the $106.2 million of our debt that corresponds to the notional amount of the 4.485% Swap, an effective rate of 4.485% plus a margin of 0.95%. A 1% increase in LIBOR would result in an increase of $0.1 million in interest expense for the three months ended March 31, 2007 considering the increase would be only on the unhedged portion of the debt for which the rate differential on the respective swap is not in effect.

Currency and exchange rates risk

The international shipping industry’s functional currency is the U.S. Dollar. Virtually all of our revenues and most of our operating costs are in U.S. Dollars. We incur certain operating expenses in currencies other than the U.S. dollar, and the foreign exchange risk associated with these operating expenses is immaterial.

However, the Company has entered into a number of short term currency swaps to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the purchase of Jinhui shares purchased in the second quarter of 2007.  We have currency swaps in place for a notional amount of $59.0 million or NOK 352.7 million (Norwegian Kroner), which all mature on May 14, 2007. Upon maturation of the currency swaps, a 1% change in the value of the Norwegian Kroner could result in a currency gain or loss of $0.6 million.

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

Item 6.  Exhibits

Exhibit	Document

3.1	Amended and Restated Bylaws of the Company as adopted April 9, 2007 (incorporated by reference to Exhibit 3.1 to report on Form 8-K dated April 9, 2007).

3.2	Certificate of Designations of Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to report on Form 8-K dated April 9, 2007).

4.1
Shareholder Rights Agreement, dated as of April 11, 2007, between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to report on Form 8-K dated April 9, 2007).

10.1	Form of Director Restricted Stock Grant Agreement dated February 8, 2007*

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)           Filed with this Report.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                           GENCO SHIPPING & TRADING LIMITED

DATE: May 10, 2007
                                                    By: /s/ Robert Gerald Buchanan
                                                                                                   Robert Gerald Buchanan
                                                        President
                                                                                                  (Principal Executive Officer)

DATE: May 10, 2007
                                                    By: /s/ John C. Wobensmith
                                                                                                John C. Wobensmith
                                                                                                    Chief Financial Officer, Secretary and Treasurer
                                                            (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document
3.1	Amended and Restated Bylaws of the Company as adopted April 9, 2007 (incorporated by reference to Exhibit 3.1 to report on Form 8-K dated April 9, 2007).

3.2	Certificate of Designations of Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to report on Form 8-K dated April 9, 2007).

4.1
Shareholder Rights Agreement, dated as of April 11, 2007, between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to report on Form 8-K dated April 9, 2007).

10.1	Form of Director Restricted Stock Grant Agreement dated February 8, 2007.*

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

 (*)           Filed with this Report.

    (Remainder of page left intentionally blank)