Form 10-Q
period 2007-06-30
GENCO SHIPPING & TRADING LTD
filed 2007-08-09
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer         Accelerated filer  ☒      Non-accelerated filer  

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes               No       X

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2007:
Common stock, $0.01 per share 25,514,600 shares.

Genco Shipping & Trading Limited
Form 10-Q for the three and six months ended June 30, 2007 and 2006

                                                                                        Page

PART I.       FINANCIAL INFORMATION

Item 1.	Financial Statements

a)	Consolidated Balance Sheets -

June 30, 2007 and December 31, 2006	3

b)	Consolidated Statements of Operations -

For the three and six months ended June 30, 2007 and 2006	4

c)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income -

For the six months ended June 30, 2007 and 2006	5

d)	Consolidated Statements of Cash Flows -

For the six months ended June 30, 2007 and 2006	6

e)	Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2007 and 2006	7

Iten 2.	Management's Discussion and Analysis of
FinancialPositionand Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.	Control and Procedures	49

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 4.	Submission of Matters to a Vote of Security Holders	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

Genco Shipping & Trading Limited
Consolidated Balance Sheets as of June 30, 2007
and December 31, 2006
(U.S. Dollars in thousands, except for share data)
	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,798	$73,554
Short-term investments	132,307	-
Vessel held for sale	-	9,450
Due from charterers, net	1,882	471
Prepaid expenses and other current assets	6,504	4,643
Total current assets	208,491	88,118

Noncurrent assets:
Vessels, net of accumulated depreciation of $57,669 and $43,769, respectively	462,884	476,782
Deferred drydock, net of accumulated depreciation of $895 and $366, respectively	3,816	2,452
Fixed assets, net of accumulated depreciation and amortization of $538 and $348, respectively	1,981	1,877
Other assets, net of accumulated amortization of $739 and $468, respectively	3,894	4,571
Fair value of derivative instruments	8,490	4,462
Total noncurrent assets	481,065	490,144

Total assets	$689,556	$578,262

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,838	$7,784
Current portion of long-term debt	18,750	4,322
Deferred revenue	4,834	3,067
Fair value of derivative instruments	2,910	-
Total current liabilities	36,332	15,173

Noncurrent liabilities:
Deferred revenue	193	395
Deferred rent credit	734	743
Fair value of derivative instruments	-	807
Long-term debt	264,483	207,611
Total noncurrent liabilities	265,410	209,556

Total liabilities	301,742	224,729

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and
outstanding 25,514,600 and 25,505,462 shares at June 30, 2007 and December 31, 2006, respectively	255	255
Paid-in capital	308,259	307,088
Accumulated other comprehensive income	36,780	3,546
Retained earnings	42,520	42,644
Total shareholders’ equity	387,814	353,533

Total liabilities and shareholders’ equity	$689,556	$578,262

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006
(U.S. Dollars in Thousands, Except for Earnings per Share and Share Data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$36,847	$32,303	$74,067	$64,875

Operating expenses:
Voyage expenses	1,017	1,060	2,430	2,164
Vessel operating expenses	6,445	4,706	12,834	9,265
General and administrative expenses	3,052	2,304	6,247	4,753
Management fees	393	347	744	694
Depreciation and amortization	7,433	6,540	14,619	12,957
Gain on sale of vessel	-	-	(3,575)	-

Total operating expenses	18,340	14,957	33,299	29,833

Operating income	18,507	17,346	40,768	35,042

Other (expense) income:
(Loss) income from derivative instruments	(1,594)	1,721	(1,594)	2,197
Interest income	888	684	1,954	1,253
Interest expense	(4,080)	(2,229)	(7,570)	(4,392)

Other (expense) income	(4,786)	176	(7,210)	(942)

Net income	$13,721	$17,522	$33,558	$34,100

Earnings per share-basic	$0.54	$0.69	$1.33	$1.35
Earnings per share-diluted	$0.54	$0.69	$1.32	$1.35
Weighted average common shares outstanding-basic	25,312,593	25,263,481	25,310,783	25,261,750
Weighted average common shares outstanding-diluted	25,456,413	25,337,024	25,439,043	25,320,826

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statement of Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2007
(U.S. Dollars in Thousands Except for Per Share and Share Data)

	Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance – January 1, 2007	$255	$307,088	$42,644	$3,546		$353,533

Net income			33,558		33,558	33,558

Unrealized gain on short-term investments				26,489	26,489	26,489

Unrealized gain on currency translation on short-term investments				1,910	1,910	1,910

Unrealized derivative gain on cash flow hedges				4,835	4,835	4,835

Comprehensive income					$66,792

Cash dividends paid ($1.32 per share)			(33,682)			(33,682)

Issuance of 16,200 shares of nonvested stock, less forfeitures of 7,062 shares	-	-				-

Nonvested stock amortization		1,171				1,171

Balance – June 30, 2007	$255	$308,259	$42,520	$36,780		$387,814

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2007 and 2006
(U.S. Dollars in Thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$33,558	$34,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,619	12,957
Amortization of deferred financing costs	272	150
Amortization of value of time charter acquired	917	917
Unrealized loss (gain) on derivative instruments	2,910	(2,197)
Amortization of nonvested stock compensation expense	1,171	1,016
Gain on sale of vessel	(3,575)	-
Change in assets and liabilities:
Increase in due from charterers	(1,410)	(341)
Increase in prepaid expenses and other current assets	(1,842)	(1,214)
Increase in accounts payable and accrued expenses	1,212	337
Increase (decrease) in deferred revenue	1,565	(321)
(Decrease) increase in deferred rent credit	(10)	233
Deferred drydock costs incurred	(1,847)	(1,011)

Net cash provided by operating activities	47,540	44,626

Cash flows from investing activities:
Purchase of vessels, net of deposits	(43)	(40)
Purchase of short-term investments	(103,082)	-
Proceeds from sale of vessel	13,004	-
Purchase of other fixed assets	(280)	(980)

Net cash used in investing activities	(90,401)	(1,020)

Cash flows from financing activities:
Repayment of credit facilities	(5,700)	-
Proceeds from Short-term Line	77,000	-
Cash dividends paid	(33,682)	(30,521)
Payment of deferred financing costs	(513)	(35)

Net cash provided by (used in) financing activities	37,105	(30,556)

Net (decrease) increase in cash	(5,756)	13,050

Cash and cash equivalents at beginning of period	73,554	46,912

Cash and cash equivalents at end of period	$67,798	$59,962

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,302	$4,157

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
 (U.S. Dollars in Thousands Except Per Share and Share Data)

Notes to Consolidated Financial Statements for the Three and Six Months Ended June 30, 2007 and 2006(unaudited)

1 - GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its wholly owned subsidiaries (collectively, the “Company,” “we” or “us”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T was incorporated on September 27, 2004 under the laws of the Marshall Islands and is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; and the ship-owning subsidiaries as set forth below.

The Company began operations on December 6, 2004 with the delivery of its first vessel.  The Company agreed to acquire a fleet of 16 drybulk carriers from an unaffiliated third party on November 19, 2004; these vessels were delivered during 2004 and 2005.

  Additionally, on October 14, 2005, the Company acquired the Genco Muse with an existing time charter for $34,450, which was funded entirely by the Company’s credit facility entered into on July 29, 2005 (the “2005 Credit Facility”).  The portion of the purchase price attributable to the vessel was $30,958 (see Note 4).  On July 10, 2006, the Company acquired the Genco Acheron, the Genco Commander, and the Genco Surprise for a total purchase price of $81,250, all of which were delivered in the fourth quarter of 2006.  During February 2007, the Company completed the sale of the Genco Glory to Cloud Maritime S.A. for $13,004, net of commission.  On July 18, 2007, the Company entered into an agreement to acquire nine Capesize vessels from companies within the Metrostar Management Corporation group for an aggregate purchase price of $1,111,000 (See Subsequent Events Note 19).  Upon completion of the acquisition, Genco's fleet will consist of nine Capesize, seven Panamax, seven Handymax, and five Handysize drybulk carriers, with a total carrying capacity of approximately 2,559,000 dwt and an average age of 8 years.

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of June 30, 2007:

Wholly Owned Subsidiaries	Vessels Acquired	dwt	Date Delivered	Year Built	Date Sold

Genco Reliance Limited...................	Genco Reliance	29,952	12/6/04	1999	—
Genco Glory Limited........................	Genco Glory	41,061	12/8/04	1984	2/21/07
Genco Vigour Limited......................	Genco Vigour	73,941	12/15/04	1999	—
Genco Explorer Limited....................	Genco Explorer	29,952	12/17/04	1999	—
Genco Carrier Limited.......................	Genco Carrier	47,180	12/28/04	1998	—
Genco Sugar Limited.........................	Genco Sugar	29,952	12/30/04	1998	—
Genco Pioneer Limited......................	Genco Pioneer	29,952	1/4/05	1999	—
Genco Progress Limited....................	Genco Progress	29,952	1/12/05	1999	—
Genco Wisdom Limited.....................	Genco Wisdom	47,180	1/13/05	1997	—
Genco Success Limited......................	Genco Success	47,186	1/31/05	1997	—
Genco Beauty Limited........................	Genco Beauty	73,941	2/7/05	1999	—
Genco Knight Limited.........................	Genco Knight	73,941	2/16/05	1999	—
Genco Leader Limited.........................	Genco Leader	73,941	2/16/05	1999	—
Genco Marine Limited.........................	Genco Marine	45,222	3/29/05	1996	—
Genco Prosperity Limited....................	Genco Prosperity	47,180	4/4/05	1997	—
Genco Trader Limited...........................	Genco Trader	69,338	6/7/05	1990	—
Genco Muse Limited ………………...	Genco Muse	48,913	10/14/05	2001	—
Genco Commander Limited ………….	Genco Commander	45,518	11/2/06	1994	—
Genco Acheron Limited ……………..	Genco Acheron	72,495	11/7/06	1999	—
Genco Surprise Limited ……………...	Genco Surprise	72,495	11/17/06	1998	—

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

Included in the standard time charter contracts with our customers are certain performance parameters, which if not met can result in customer claims.  As of June 30, 2007, the Company had a reserve of $166 against due from charterers balance and an additional reserve of $850, each of which is associated with estimated customer claims against the Company including time charter performance issues.  As of December 31, 2006, the Company had a reserve of $187 against due from charterers balance and an additional reserve of $571, each of which is associated with estimated customer claims against the Company, including time charter performance issues.

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

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight ton (lwt). At June 30, 2007 and December 31, 2006, the Company estimated the residual value of vessels to be $175/lwt.

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

For three and six months ended June 30, 2007 and 2006, no impairment charges were recorded, based on the analysis described above.

Deferred financing costs

Deferred financing costs, included in other assets, consist of fees, commissions and legal expenses associated with obtaining loan facilities. These costs are amortized over the life of the related debt, which is included in interest expense.   See Subsequent Event Note 19 for discussion on the refinance of the Company’s existing facilities and the associated write-off in July 2007 of the unamortized deferred financing cost of $3,568.

Cash and cash equivalents

The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less to be cash equivalents.

Short-term investments

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as available-for-sale and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of other comprehensive income (“OCI”).  The cost of securities when sold is based on the specific identification method.  Realized gains and losses on the sale of these securities will be reflected in the consolidated statement of operations in other (expense) income.

Should the decline in the value of any investment be deemed to be other-than-temporary, the investment basis would be written down to fair market value, and the write-down would be recorded to earnings as a loss.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral.  Although the Company earned 100% of revenues from thirteen and eleven customers, for the three months ended June 30, 2007 and 2006, respectively, and 100% of revenues from sixteen and eleven customers, for the six months ended June 30, 2007 and 2006, respectively, management does not believe significant risk exists in connection with the Company’s concentrations of credit at June 30, 2007 and December 31, 2006.

For the three months ended June 30, 2007 there are four customers that individually accounted for more than 10% of revenue, which represented 16.31%, 11.67%, 10.97% and 10.09% of revenue, respectively.  For the three months ended June, 2006 there were two customers that individually accounted for more than 10% of revenue, which represented 24.11% and 16.21% of revenue, respectively.

For the six months ended June 30, 2007 there are three customers that individually accounted for more than 10% of revenue, which represented 16.04%, 11.97%, and 10.41% of revenue, respectively.  For the six months ended June, 2006 there were two customers that individually accounted for more than 10% of revenue, which represented 23.67% and 15.95% of revenue, respectively.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments such as amounts due from charterers, accounts payable and long term debt approximate their individual carrying amounts as of June 30, 2007 and December 31, 2006 due to their short-term maturity or the variable-rate nature of the respective borrowings.

The fair value of the interest rate swaps and currency swaps (used for purposes other than trading) is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the swaps’ counterparty for assets and creditworthiness of the Company for liabilities.

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) in the first quarter of 2007.

Interest rate risk management

The Company is exposed to the impact of interest rate changes.  The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to its borrowings. The Company held three interest rate risk management instruments at June 30, 2007 and at December 31, 2006, in order to manage future interest costs and the risk associated with changing interest rates.

 The differential to be paid or received for the effectively hedged portion of any swap agreement is recognized as an adjustment to interest expense as incurred.  Additionally, the change in value for the portion of the swaps that are effectively hedged is reflected as a component of OCI.

For the portion of the forward interest rate swaps that are not effectively hedged, the change in the value and the rate differential to be paid or received is recognized as income or (expense) from derivative instruments and is listed as a component of other (expense) income until such time the Company has obligations against which the swap is designated and is an effective hedge.

Currency risk management

The Company is exposed to the impact of exchange rate changes.  The Company’s objective is to manage the impact of exchange rate changes on its earnings and cash flow in relation to its short-term investments. The Company held two exchange rate risk management instruments at June 30, 2007, in order to manage future risk associated with changing exchange rates.

The change in the value in the currency swaps is recognized as income or (expense) from derivative instruments and is listed as a component of other (expense) income.

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

The Company has entered into a number of short term currency swaps to hedge the Company’s exposure to the Norwegian Kroner related to the purchase of  Jinhui stock as described above under the sub heading Short-term investments.  The Company had currency swaps in place for a notional amount of 617.4 million NOK (Norwegian Kroner) or $101,641, which all matured on July 16, 2007. The Company entered into another currency swap expiring August 16, 2007 for the same notional amount of 617.4 million NOK for $107,369.  Realized gains of $1,316 arising at the settlement of the currency swaps are reflected as income from derivative instruments and are included as a component of other (expense) income.  The short-term liability associated with the currency swaps at June 30, 2007 is $2,910 and is presented as the fair value of derivatives on the balance sheet and also is reflected as an unrealized loss from derivative instruments and are included as a component of other (expense) income.

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

3 - CASH FLOW INFORMATION

The Company entered into the 4.485% Swap during 2005 and the 5.075% Swap and 5.25% Swap during March 2006.  These swaps are described and discussed in Note 8. The fair value of the 4.485% Swap, 5.075% Swap and 5.25% Swap are in an asset position of $8,490 as of June 30, 2007 and the fair value of the 4.485% Swap at December 31, 2006 is $4,462.  The fair values of the 5.075% Swap and 5.25% Swap at December 31, 2006 are in a liability position of $807.

The Company had non-cash operating and investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses for the purchase of fixed assets of approximately $14 and $0 for the six months ended June 30, 2007 and 2006, respectively.

On February 8, 2007 the Company granted nonvested stock to certain directors and employees. The fair value of such nonvested stock was $494 on the grant date and was recorded in equity.  Additionally, during January 2007, nonvested stock forfeited amounted to $54 for shares granted in 2005 and is recorded in equity.  Lastly during May 2007, nonvested stock forfeited amounted to $88 for shares granted in 2006 and 2005 and is recorded in equity.

During 2006, the Company granted nonvested stock to its employees. The fair value of such nonvested stock was $2,018 on the grant date and was recorded in equity.  Additionally, during 2006, nonvested stock forfeited amounted to $12 for shares granted in 2005 and is recorded in equity.

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

In July 2007 the Company entered into an agreement to acquire nine Capesize vessels from companies within the Metrostar Management Corporation group for an aggregate purchase price of approximately $1,100,000.  Upon completion of the acquisition, Genco's fleet will consist of nine Capesize, seven Panamax, seven Handymax, and five Handysize drybulk carriers, with a total carrying capacity of approximately 2,559,000 dwt and an average age of 8 years. Two of the nine Capesize vessels were built in the first quarter of 2007 and are expected to be delivered to Genco during the third quarter of 2007. The remaining seven Capesize vessels are expected to be built, and subsequently delivered to Genco, between the fourth quarter of 2007 and the third quarter of 2009. See Subsequent Events Note 19 for description of the acquisition.

On February 21, 2007, the Genco Glory was sold to Cloud Maritime S.A. for $13,004 net of a brokerage commission paid to WeberCompass (Hellas) S.A.  Based on the selling price and the net book value of the vessel, the Company recorded a gain of $3,575 during the first quarter of 2007.

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

On October 14, 2005, the Company took delivery of the Genco Muse, a 48,913 dwt Handymax drybulk carrier and the results of its operations is included in the consolidated results of the Company after that date. The vessel is a 2001 Japanese-built vessel. The total purchase price of the vessel was $34,450. The purchase price included the assumption of an existing time charter with Qatar Navigation QSC at a rate of $26.5 per day.  Due to the above market rate of the existing time charter at the time of the acquisition, the Company has capitalized $3,492 of the purchase price as an asset which is being amortized as a reduction of voyage revenues through September 2007 (the remaining term of the charter). For the three months ended June 30, 2007 and 2006, $461 was amortized for each respective period and for the six months ended June, 2007 and 2006, $917 was amortized for each respective period.  The remaining unamortized balance at June 30, 2007 and December 31, 2006 $326 and $1,244, respectively, will be reflected as a reduction of voyage revenue during 2007.

See Note 1 for discussion on the acquisition of our initial 16 drybulk carriers.

The purchase and sale of the aforementioned vessels is consistent with the Company's strategy of selectively expanding the number and maintaining the high-quality vessels in the fleet.

5 – SHORT-TERM INVESTMENTS

The Company holds an investment of 14,180,400 shares of Jinhui capital stock and is recorded at the fair value of $132,307 based on the closing price of 55 NOK at June 29, 2007.  The unrealized gain due to the appreciation of stock and currency translation gain of  $26,489 and $1,910, respectively for these securities is recorded as a component of  OCI since this investment is designated as available-for-sale.  Realized gains and losses on the sale of these securities will be reflected in the consolidated statement of operations in other (expense) income once sold.

6 - EARNINGS PER COMMON SHARE

The computation of basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings (loss) per share assumes the vesting of nonvested stock awards (see Note 17), for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the three and six months ended June 30, 2007 and 2006, the restricted stock grants are dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	25,312,593	25,263,481	25,310,783	25,261,750

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	25,312,593	25,263,481	25,310,783	25,261,750

Weighted average restricted stock awards	143,820	73,543	128,260	59,076

Weighted average common shares outstanding, diluted	25,456,413	25,337,024	25,439,043	25,320,826

7 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

In June 2006, the Company made an employee performing internal audit services available to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board, Chief Executive Officer and President, and Stephen A. Kaplan, one of the Company’s directors, also serves as a director.   For the six months ended June 30, 2007 and 2006, the Company invoiced $64 and $7, respectively, to GMC for the time associated with such internal audit services.  At June 30, 2007 and December 31, 2006, the amount due the Company from GMC is $0 and $25, respectively.

During the six months ended June 30, 2007 and 2006, the Company incurred travel and other sundry related expenditures totaling $69 and $139, respectively, reimbursable to GMC or its service provider, where the Company Chairman, Peter C. Georgiopoulos also serves as Chairman of the Board, Chief Executive Officer and President, and Stephen A. Kaplan also serves as a director.  For the six months ended June 30, 2006 approximately, $49 of these travel expenditures were paid from the gross proceeds received from the initial public offering and as such were included in the determination of net proceeds. The amount due GMC or its service provider is $69 at June 30, 2007 and no amounts were due at December 31, 2006.

During the six months ended June 30, 2007 and 2006, the Company incurred legal services aggregating $29 and $27 from Constantine Georgiopoulos, father of Peter C. Georgiopoulos, Chairman of the Board. At June 30, 2007 and December 31, 2006, $0 and $54, respectively, was outstanding to Constantine Georgiopoulos.

In December 2006, the Company engaged the services of WeberCompass (Hellas) S.A. (“WC”), a shipbroker, to facilitate the sale of the Genco Glory.  One of our directors, Basil G. Mavroleon, is a Managing Director of WC and a Managing Director and shareholder of Charles R. Weber Company, Inc., which is 50% shareholder of WC.  WC was paid a commission of $132, or 1% of the gross selling price of the Genco Glory. No amounts were due to WC at June 30, 2007 or at December 31, 2006.

During 2007, the Company utilized the services of North Star Maritime, Inc. (“NSM”) which is owned and operated by one of our directors, Rear Admiral Robert C. North, USCG (ret.).  NSM, a marine industry consulting firm, specializes in international and domestic maritime safety, security and environmental protection issues.  NSM billed $12 for services rendered.  The amount due NSM is $5 at June 30, 2007 and no amounts were due at December 31, 2006.

8 - LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2007	December 31, 2006

Outstanding total debt (2005 Credit Facility and Short-Term Line)	$283,233	$211,933
Less: Current portion	18,750	4,322

Long-term debt	$264,483	$207,611

2007 Credit Facility

On July 20, 2007, the Company entered into a new credit facility with DnB Nor Bank ASA (the “2007 Credit Facility”) for the purpose of acquiring the nine new Capesize vessels and refinancing the Company’s existing 2005 Credit Facility and Short-Term Line.  The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the 2005 Credit Facility and the Short-Term Line, and these two facilities have accordingly been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility is $1,377,000.  See Note 19 for a description of the 2007 Credit Facility and the associated write-off of the unamortized deferred financing cost in the amount of $3,568 associated with the Company’s existing facilities.  This non-cash write-off occurred in the third quarter of 2007.  In addition, subject to certain capital tests, the Company must pay up to $6,250 or such lesser amount as is available from Net Cash Flow (as defined in the credit agreement for the 2007 Credit Facility) each fiscal quarter to reduce borrowings under the new credit facility.  Such requirement begins with the fiscal quarter ended September 30, 2007.  Management estimates the entire $6,250 quarterly payment will be available for repayment and therefore these payments are reflected as a current liability under current portion of long-term debt.

Short-Term Line

On May 3, 2007, the Company entered into a short-term line of credit facility under which DnB NOR Bank ASA, Grand Cayman Branch and Nordea Bank Norge ASA, Grand Cayman Branch servedas lenders (the “Short-Term Line”).  The Short-Term Line was entered into to fund a portion of acquisitions we may make of shares of capital stock of Jinhui.  The Short-Term Line, allowed us to borrow up to $155,000 for such acquisitions, and as of June 30, 2007, we borrowed $77,000 under the Short-Term Line.  The term of the Short-Term Line was for 364 days, and the interest on amounts drawn was payable at the rate of LIBOR plus a margin of 0.85% per annum for the first six month period and LIBOR plus a margin of 1.00% for the remaining term.  We were also obligated to pay certain commitment and administrative fees in connection with the Short-Term Line.  The Company as required pledged all of the Jinhui shares it has purchased as collateral against the Short-Term Line.  The Short-Term Line incorporated by reference certain covenants from our 2005 Credit Facility described below.

The Short-Term Line has been reclassed to long-term debt, as this line has been refinanced under the 2007 Credit Facility, which is a long-term obligation.

Interest rates on Short-Term Line

The effective interest rates, including the cost associated with unused commitment fees for the three months ended June 30, 2007 was 6.92%. The interest rate on the debt, excluding the unused commitment fees, was 6.225% for the three months ended June 30, 2007  The Short-Term Line was put in place during the second quarter of 2007, and therefore effective interest information is not presented for the six months ended June 30, 2007, and no information is presented for 2006 comparative periods.

2005 Credit Facility

 The Company entered into the 2005 Credit Facility as of July 29, 2005.  The 2005 Credit Facility was with a syndicate of commercial lenders including Nordea Bank Finland plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citibank, N.A.  The 2005 Credit Facility has been used to refinance our indebtedness under our original credit facility entered into on December 3, 2004 (the “Original Credit Facility”). Under the terms of our 2005 Credit Facility, borrowings in the amount of $106,233 were used to repay indebtedness under our Original Credit Facility and additional net borrowings of $24,450 were obtained to fund the acquisition of the Genco Muse.  In July 2006, the Company increased the line of credit by $100,000 and during the second and third quarters of 2006 borrowed $81,250 for the acquisition of three vessels. At June 30, 2007, $443,767 remained available to fund future vessel acquisitions.  The Company may borrow up to $20,000 of the $443,767 for working capital purposes.

The 2005 Credit Facility had a term of ten years and would have matured on July 29, 2015. The facility permitted borrowings up to 65% of the value of the vessels that secure our obligations under the 2005 Credit Facility up to the facility limit, provided that conditions to drawdown are satisfied. Certain of these conditions required the Company, among other things, to provide to the lenders acceptable valuations of the vessels in our fleet confirming that the aggregate amount outstanding under the facility (determined on a pro forma basis giving effect to the amount proposed to be drawn down) will not exceed 65% of the value of the vessels pledged as collateral.  The facility limit is reduced by an amount equal to 8.125% of the total $550,000, commitment, semi-annually over a period of four years and is reduced to $0 on the tenth anniversary.

On February 7, 2007, the Company reached an agreement with its syndicate of commercial lenders to allow the Company to increase the amount of the 2005 Credit Facility by $100,000, for a total maximum availability of $650,000.  The Company had the option to increase the facility amount by $25,000 increments up to the additional $100,000, so long as at least one bank within the syndicate agrees to fund such increase.  Any increase associated with this agreement was generally governed by the existing terms of the 2005 Credit Facility, although we and any banks providing the increase could have agreed to vary the upfront fees, unutilized commitment fees, or other fees payable by us in connection with the increase.

The obligations under the 2005 Credit Facility were secured by a first-priority mortgage on each of the vessels in our fleet as well as any future vessel acquisitions pledged as collateral and funded by the 2005 Credit Facility. The 2005 Credit Facility was also secured by a first-priority security interest in our earnings and insurance proceeds related to the collateral vessels.

 All of our vessel-owning subsidiaries were full and unconditional joint and several guarantors of our 2005 Credit Facility. Each of these subsidiaries is wholly owned by Genco Shipping & Trading Limited. Genco Shipping & Trading Limited has no independent assets or operations.

Interest on the amounts drawn was payable at the rate of 0.95% per annum over LIBOR until the fifth anniversary of the closing of the 2005 Credit Facility and 1.00% per annum over LIBOR thereafter. We were also obligated to pay a commitment fee equal to 0.375% per annum on any undrawn amounts available under the facility. On July 29, 2005, the Company paid an arrangement fee to the lenders of $2.7 million on the original commitment of $450,000 and an additional $600 for the $100,000 commitment increase which equates to 0.6% of the total commitment of $550,000 as of July 12, 2006. These arrangement fees along with other costs have been capitalized as deferred financing costs.

Under the terms of our 2005 Credit Facility, we were permitted to pay or declare dividends in accordance with our dividend policy so long as no default or event of default has occurred and is continuing or would result from such declaration or payment.

The 2005 Credit Facility had certain financial covenants that require the Company, among other things, to:  ensure that the fair market value of the collateral vessels maintains a certain multiple as compared to the outstanding indebtedness; maintain a specified ratio of total indebtedness to total capitalization; maintain a specified ratio of earnings before interest, taxes, depreciation and amortization to interest expense; maintain a net worth of approximately $263,000; and maintain working capital liquidity in an amount of not less than $500 per vessel securing the borrowings.  Additionally, there were certain non-financial covenants that required the Company, among other things, to provide the lenders with certain legal documentation, such as the mortgage on a newly acquired vessel using funds from the 2005 Credit Facility, and other periodic communications with the lenders that include certain compliance certificates at the time of borrowing and on a quarterly basis. For the period since facility inception through June 30, 2007, the Company has been in compliance with these covenants, except for an age covenant in conjunction with the acquisition of the Genco Commander, a 1994 vessel, for which the Company obtained a waiver for the term of the agreement.

The 2005 Credit Facility permitted the issuance of letters of credit up to a maximum amount of $50,000. The conditions under which letters of credit can be issued were substantially the same as the conditions for borrowing funds under the facility. Each letter of credit must terminate within twelve months, but can be extended for successive periods also not exceeding twelve months. The Company would pay a fee of 1/8 of 1% per annum on the amount of letters of credit outstanding. At June 30, 2007 and December 31, 2006, there were no letters of credit issued under the 2005 Credit Facility.

Due to the agreement related to the sale of the Genco Glory, the 2005 Credit Facility required a certain portion of the debt be repaid based on a pro-rata basis.  The repayment amount is calculated by dividing the value of the vessel being sold by the value of the entire fleet and multiplying such percentage by the total debt outstanding.  Therefore, the Company reflected $4,322 as current portion of long-term debt as of December 31, 2006.  The Company repaid $5,700 during the first quarter of 2007 to comply with the repayment requirement from the sale of the Genco Glory.

The following table sets forth our maturity dates of the outstanding debt of $283,233 at June 30, 2007 under both the 2005 Credit Facility and the Short-Term Line and management’s estimated repayment under the requirements of the 2007 Credit Facility which refinanced the outstanding debt at June 30, 2007:

Period Ending December 31,	Total

2007 (July 1, 2007 – December 31, 2007)	$6,250
2008	$25,000
2009	$25,000
2010	$25,000
2011	$25,000
Thereafter	176,983

Total long-term debt	$283,233

Letter of credit

In conjunction with the Company entering into a new long-term office space lease (See Note 15 - Lease Payments), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit. As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank in the amount of $650 at a fee of 1% per annum. The letter of credit was reduced to $520 on August 1, 2007 and is cancelable on each renewal date provided the landlord is given 150 days minimum notice.

Interest rate swap agreements

 Effective September 14, 2005, the Company entered into an interest rate swap agreement with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The notional principal amount of the swap is $106,233 and has a fixed interest rate on the notional amount of 4.485% through July 29, 2015 (the “4.485% Swap”).  The swap's expiration date coincides with the expiration of the 2005 Credit Facility on July 29, 2015. The differential to be paid or received for this swap agreement is recognized as an adjustment to interest expense as incurred.  The change in value on this swap is reflected as a component of OCI.

The Company has determined that the 4.485% Swap continues to effectively hedge the debt. Interest income pertaining to this interest rate swap for the three months ended June 30, 2007 and 2006 was $234 and $135, respectively.  Interest income pertaining to this interest rate swap for the six months ended June 30, 2007 and 2006 was $468 and $146, respectively.

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

Interest income pertaining to the 5.25% Swap for the three months ended June 30, 2007 was $13 and for the six months ended June 30, 2007 was $26.  The rate differential was not in effect through out 2006.

For the swap agreements for which there is designated debt associated with it, and the rate differential is in effect, the total interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95% in the first 5 years of the 2005 Credit Facility and 1.0% in the last five years.

The 5.075% Swap does not have any interest income or expense as the swap is not effective until, January 2, 2008.  The rate differential on any portion of the swap that effectively hedges our debt will be recognized as an adjustment to interest expense as incurred and the ineffective portion, if any, will be recognized as income or expense from derivative instruments.

The asset associated with the 4.485% Swap, the 5.075% Swap and the 5.25% Swap at June 30, 2007 is $8,490 and the asset associated with the 4.485% Swap at December 31, 2006 is $4,462, and are presented as the fair value of derivatives on the balance sheet.  The liability associated with the 5.075% Swap and the 5.25% Swap at December 31, 2006 is $807, and is presented as the fair value of derivatives on the balance sheet.  As of June 30, 2007 and December 31, 2006, the Company has accumulated OCI of $8,381 and $3,546, respectively, related to the 4.485% Swap and a portion of the 5.25% Swap and 5.075% Swap that are effectively hedged.  The portion of the 5.075% Swap and the 5.25% Swap that have not been effectively hedged resulted in income from derivative instruments of $1,721 and $2,197, respectively for the three and six months ended June 30, 2006, due to the increase in the value of these instruments.  For the three and six months ended June 30, 2007 the Swaps had no ineffectiveness resulting in any income or expense from derivative instruments.

On July 31, 2007 the Company entered into a forward interest rate swap agreement with a notional amount of $100,000, and has a fixed interest rate on the notional amount of 5.115% from November 30, 2007 through November 30, 2011 (the “5.115% Swap”).  See Subsequent Event Note 19 for further information.

Interest rates on 2005 Credit Facility

The effective interest rates, including the cost associated with unused commitment fees, and the rate differential on the 4.485% Swap and the 5.25% Swap, for the three months ended June 30, 2007 and 2006, were 6.48% and 6.52%, respectively. The interest rates on the debt, excluding the unused commitment fees, ranged from 6.26% to 6.39% and from 5.64% to 6.33% for the three months ended June 30, 2007 and 2006, respectively.

The effective interest rates, including the cost associated with unused commitment fees, and the rate differential on the 4.485% Swap and the 5.25% Swap, for the six months ended June 30, 2007 and 2006, were 6.48% and 6.46%, respectively. The interest rates on the debt, excluding the unused commitment fees, ranged from 6.26% to 6.39% and from 5.20% to 6.33% for the six months ended June 30, 2007 and 2006, respectively.

9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated carrying and fair values of the Company’s financial instruments are as follows:

	June 30, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$67,798	$67,798	$73,554	$73,554
Short-term investments	132,307	132,307	-	-
Floating rate debt	283,233	283,233	211,933	211,933
Derivative instruments – asset position	8,490	8,490	4,462	4,462
Derivative instruments – liability position	2,910	2,910	807	807

The fair value of the short-term investments is based on quoted market rates.  The fair value of the revolving credit facility is estimated based on current rates offered to the Company for similar debt of the same remaining maturities and additionally, the Company considers its creditworthiness in determining the fair value of the revolving credit facility.  The carrying value approximates the fair market value for the floating rate loans.  The fair value of the interest rate and currency swaps (used for purposes other than trading) is the estimated amount the

Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the swap counterparty.

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

The following table summarizes the valuation of our short-term investments and financial instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed:

	June 30, 2007
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Short-term investments	$132,307	$132,307
Derivative instruments – asset position	8,490		8,490
Derivative instruments – liability position	2,910		2,910

The Company holds an investment in the capital stock of Jinhui and is classified as a short-term investment.  The stock of Jinhui is publicly traded on the Norwegian stock exchange and is considered a Level 1 item.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR swap rate.  The LIBOR swap rate is observable at commonly quoted intervals for the full term of the swaps and therefore is considered a level 2 item.  In addition, the Company’s derivative instruments include currency swap agreements based on the Norwegian Krona, which is observable at commonly quoted intervals for the full term of the swaps and therefore is considered a Level 2 item. For the derivative instruments in an asset position, the credit standing of the counterparty is analyzed and factored into the fair value measurement of the asset. SFAS No. 157 states that the fair value measurement of a liability must reflect the nonperformance risk of the entity. Therefore, the impact of the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments in a liability position.

10 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2007	December 31, 2006
Lubricant inventory and other stores	$1,648	$1,671
Prepaid items	1,622	820
Insurance Receivable	1,901	783
Other	1,333	1,369
Total	$6,504	$4,643

11 – OTHER ASSETS, NET

Other assets consist of the following:

(i) Deferred financing costs which include fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized over the life of the related debt, which is included in interest expense. The Company has incurred deferred financing costs of $4,307 at June 30, 2007 and $3,794 at December 31, 2006 for the 2005 Credit Facility and the Short-Term Line.   Accumulated amortization of deferred financing costs as of June 30, 2007 and December 31, 2006 was $739 and $467, respectively.  These costs have been written-off in the third quarter of 2007 since the Company has refinanced the 2005 Credit Facility and the Short-Term Line as described in Note 19.

(ii) Value of time charter acquired which represents the value assigned to the time charter acquired with the Genco Muse in October 2005.  The value assigned to the time charter was $3,492.  This intangible asset is amortized as a component of revenue over the minimum life of the time charter.  The amount amortized for this intangible asset was $461 for the respective three months ended June 30, 2007 and 2006, and $917 for the respective six months ended June 30, 2007 and 2006.    At June 30, 2007 and December 31, 2006, $326 and $1,244, respectively, remains unamortized, and will be fully amortized during 2007.

12 - FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2007	December 31, 2006
Fixed assets:
Vessel equipment	$827	$533
Leasehold improvements	1,146	1,146
Furniture and fixtures	210	210
Computer equipment	336	336
Total cost	2,519	2,225
Less: accumulated depreciation and amortization	538	348
Total	$1,981	$1,877

13 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2007	December 31, 2006
Accounts payable	$1,733	$1,885
Accrued general and administrative expenses	5,167	2,936
Accrued vessel operating expenses	2,938	2,963

Total	$9,838	$7,784

14 - REVENUE FROM TIME CHARTERS

Total revenue earned on time charters for the three months ended June 30, 2007 and 2006 was $36,847 and $32,303, respectively, and for the six months ended June 30, 2006 and 2005 was $74,067 and $64,875, respectively. Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of June 30, 2007 is expected to be $74,776 for the balance of 2007 and $85,404 during 2008, and $33,185 during 2009, assuming 20 days of off-hire due to any scheduled drydocking and no additional off-hire time is incurred.  Future minimum revenue exclude the acquisition of the Capesize vessels described in Note 19 since estimated delivery dates are not firm.

15 - LEASE PAYMENTS

In September 2005, the Company entered into a 15-year lease for office space in New York, New York.  The monthly rental is as follows:  Free rent from September 1, 2005 to July 31, 2006, $40 per month from August 1, 2006 to August 31, 2010, $43 per month from September 1, 2010 to August 31, 2015, and $46 per month from September 1, 2015 to August 31, 2020.  The Company obtained a tenant work credit of $324.  The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company has a deferred rent credit at June 30, 2007 and December 31, 2006 of $734 and $743, respectively.  The Company has the option to extend the lease for a period of 5 years from September 1, 2020 to August 31, 2025.  The rent for the renewal period will be based on prevailing market rate for the six months prior to the commencement date of the extension term.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $243 for the remaining portion of 2007, and $486 per year for 2008 through 2009, $496 for 2010 and $518 for 2011 and $4,650 thereafter.

16 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan which is available to full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis.  The matching contribution vests immediately.  For three months ended June 30, 2007 and 2006, the Company’s matching contribution to the Plan was $24 and $17, respectively, and for the six months ended June 30, 2007 and 2006, the Company’s matching contribution to the Plan was $65 and $51, respectively.

17- NONVESTED STOCK AWARDS

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

On October 31, 2005, the Company made grants of nonvested common stock under the Plan in the amount of 111,412 shares to the executive officers and employees and 7,200 shares to directors of the Company.  The executive and employee grants vest ratably on each of the four anniversaries of the date of the Company’s initial public offering (July 22, 2005).  On July 22, 2006, 27,853 shares of the employees’ nonvested stock vested, and during the six months ended June 30, 2007 and the year ended December 31, 2006, 3,375 and 750 shares, respectively, were forfeited.  Grants to the directors vested in full on May 18, 2006, the date of the Company’s annual shareholders’ meeting.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $1,949, was recorded as a component of shareholders’ equity.  After forfeitures, the unamortized portion of this award at June 30, 2007 and December 31, 2006 was $391 and $653, respectively.  Amortization of this charge, which is included in general and administrative expenses, was $107 and $355, for the three months ended June 30, 2007 and 2006, respectively, and $206 and $733, for the six months ended June 30, 2007 and 2006, respectively.  The remaining expense for the years ending 2007, 2008, and 2009 will be $141, $190 and $60, respectively.

On December 21, 2005, the Company made grants of nonvested common stock under the Plan in the amount of 55,600 shares to the executive officers and employees of the Company.  Theses grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2006.  During the fourth quarter of 2006, 13,900 shares of the employees’ nonvested stock vested and during the six months ended June 30, 2007 1,687 shares were forfeited.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $991, was recorded as a component of shareholders’ equity.  After forfeitures, the unamortized portion of this award at June 30, 2007 and December 31, 2006 was $296 and $441, respectively.  Amortization of this charge, which is included in general and administrative expenses, was $58 and $142, for the three months ended June 30, 2007 and 2006, respectively, and $116 and $283, for the six months ended June 30, 2007 and 2006, respectively.  The remaining expense for the years ending 2007, 2008 and 2009 will be $115, $129 and $52, respectively.

On December 20, 2006 and December 22, 2006, the Company made grants of nonvested common stock under the Plan in the amount of 37,000 shares to employees other than executive officers and 35,000 shares to the executive officers, respectively.  Theses grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2007.  During the six months ended June 30, 2007, 2,000 shares were forfeited.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the respective date of the grants, or $2,018, was recorded as a component of shareholders’ equity.  The unamortized portion of this award at June 30, 2007 and December 31, 2006 was $1,367 and $1,986, respectively.  Amortization of this charge, which is included in general and administrative expenses for the three months ended June 30, 2007 and 2006, was $273 and $0, respectively, and $563 and $0, for the six months ended June 30, 2007 and 2006, respectively.  The remaining expense for the years ending 2007, 2008, 2009 and 2010 will be $494, $501, $265 and $107, respectively.

On February 8, 2007, the Company made grants of nonvested common stock under the Plan in the amount of 9,000 shares to employees and 7,200 shares to directors of the Company.  The employee grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2007.  Grants to the directors vested in full on May 16, 2007, the date of the Company’s annual shareholders’ meeting.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $494, was recorded as a component of shareholders’ equity.  The unamortized portion of this award at June 30, 2007 was $208.  Amortization of this charge, which is included in general and administrative expenses, was $147 and $0, for the three months ended June 30, 2007 and 2006, respectively, and $286 and $0, for the six months ended June 30, 2007 and 2006, respectively.  The remaining expense for the years ending 2007, 2008, 2009, and 2010 will be $75, $77, $40 and $16, respectively.

The table below summarizes the Company’s nonvested stock awards as of June 30, 2007:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2007	196,509	$20.97
Granted	16,200	30.52
Vested	(7,200)	30.52
Forfeited	(7,062)	20.03

Outstanding at June 30, 2007	198,447	$21.44

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods.  As of June 30, 2007, unrecognized compensation cost related to nonvested stock will be recognized over a weighted average period of 2.65 years.

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

19 - SUBSEQUENT EVENTS

On July 26, 2007, the Board of Directors declared a dividend of $0.66 per share to be paid on or about August 31, 2007 to shareholders of record as of August 17, 2007.  The aggregate amount of the dividend is expected to be $16,840, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

On July 18, 2007, we agreed to acquire nine Capesize vessels from companies within the Metrostar Management Corporation group for an aggregate purchase price of $1,111,000, inclusive of commissions.  Two of the nine Capesize vessels were built in the first quarter of 2007 and are expected to be delivered to Genco during the third quarter of 2007. The remaining seven Capesize vessels are expected to be built, and subsequently delivered to Genco, between the fourth quarter of 2007 and the third quarter of 2009. Upon completion of the acquisition, Genco's fleet will consist of nine Capesize, seven Panamax, seven Handymax, and five Handysize drybulk carriers, with a total carrying capacity of approximately 2,559,000 dwt and an average age of 8 years.  Four of the vessels to be acquired have existing time charters which are all below market value resulting in an intangible liability that will be amortized as an increase to revenue over the contract period.  See Note 2 Summary of Significant Accounting Policies under the sub-caption “Vessel acquisitions” for our policy on the accounting of acquiring a vessel with an existing time charter.

On July 31, 2007, the Company entered into the 5.115% Swap with a notional amount of $100,000, and has a fixed interest rate on the notional amount of 5.115% from November 30, 2007 through November 30, 2011.

2007 Credit Facility

On July 20, 2007, Genco executed the credit agreement and other definitive documentation for this new $1,377,000 credit facility, which the Company had previously announced in a press release on July 18, 2007.  The 2007 Credit Facility is underwritten by DnB NOR Bank ASA, which is also Mandated Lead Arranger, Bookrunner, and Administrative Agent.

Under the 2007 Credit Facility, subject to the conditions set forth in the credit agreement, the Company may borrow an amount up to $1,377,000.  Sixty percent of this amount became available upon the signing of the credit agreement.  The balance of this amount will become available upon the earlier of secondary syndication of the credit facility or September 30, 2007.  Amounts borrowed and repaid under the new credit facility may be reborrowed.  The 2007 Credit Facility has a maturity date of July 20, 2017, or ten years from the signing date of the 2007 Credit Agreement.

Loans made under the 2007 Credit Facility may be used for the following:

•	up to 100% of the en bloc purchase price of $1,111,000 for nine modern drybulk Capesize vessels, which the Company plans to purchase from companies within the Metrostar Management Corporation group;

•	repayment of amounts outstanding under the Company’s 2005 Credit Facility, which currently totals $206,000;

•	the repayment of amounts outstanding under the Company’s Short-Term Line, which currently totals $77,000;

•
possible acquisitions of additional dry bulk carriers between 25,000 and 180,000 dwt that are up to ten years of age at the time of delivery and not more than 18 years of age at the time of maturity of the new credit facility;

•	up to $50,000 of working capital; and

•	the issuance of up to $50,000 of standby letters of credit.

All amounts owing under the 2007 Credit Facility will be secured by the following:

•	cross-collateralized first priority mortgages of each of the Company’s existing vessels and any new vessels financed with the new credit facility;

•	an assignment of any and all earnings of the mortgaged vessels;

•	an assignment of all insurances of the mortgaged vessels;

•	a first priority perfected security interest in all of the shares of Jinhui owned by the Company;

•
an assignment of the shipbuilding contracts and an assignment of the shipbuilder’s refund guarantees meeting the Administrative Agent’s criteria for any additional newbuildings financed under the new credit facility; and

•	a first priority pledge of the Company’s ownership interests in each subsidiary guarantor.

The Company has completed a pledge of its ownership interests in the subsidiary guarantors that own the nine Capesize vessels to be acquired.  The other collateral described above must be pledged within thirty days of the effective date of the 2007 Credit Facility.

The Company’s borrowings under the 2007 Credit Facility will bear interest at the London Interbank Offered Rate (“LIBOR”) for an interest period elected by the Company of one, three, or six months, or longer if available, plus the Applicable Margin (which is 0.80% per annum for the first five years of the new credit facility and 0.85% thereafter).  If the Company’s ratio of Total Debt to Total Capitalization (each as defined in the credit agreement for the 2007 Credit Facility) is less than 70%, the Applicable Margin decreases to 0.75% and 0.80%, respectively.  In addition to other fees payable by the Company in connection with the 2007 Credit Facility, the Company will pay a commitment fee at a rate of 0.20% per annum of the daily average unutilized commitment of each lender under the facility until the earlier of secondary syndication or September 30, 2007, and 0.25% thereafter

The 2007 Credit Facility will be subject to ten consecutive semi-annual reductions of 7.0% of the total amount of credit granted under the new facility, with the first reduction occurring on the fifth anniversary of the signing date and a balloon payment reduction of 30% on the maturity date.  In addition, subject to certain capital tests, the Company must pay up to $6,250 or such lesser amount as is available from Net Cash Flow (as defined in the credit agreement for the 2007 Credit Facility) each fiscal quarter to reduce borrowings under the new credit facility.  The Company may prepay the 2007 Credit Facility, without penalty, with two days notice for LIBOR rate advances, in minimum amounts of $10 million together with accrued interest on the amount prepaid.

The 2007 Credit Facility includes the following financial covenants which will apply to the Company and its subsidiaries on a consolidated basis and will be measured at the end of each fiscal quarter beginning with June 30, 2007:

•
The leverage covenant requires the maximum average net debt to EBITDA to be ratio of at least 5.5:1.0.  This replaces the leverage covenant under the Company’s existing credit facilities, which required a ratio of maximum total indebtedness to total capitalization ratio of 0.7:1.0 before the fifth anniversary of the initial borrowing date and 0.6:1.0 thereafter.

•	Cash and cash equivalents must not be less than $500 per mortgaged vessel.

•	The ratio of EBITDA to interest expense, on a rolling last four-quarter basis, must be no less than 2.0:1.0.

•	After July 20, 2007, consolidated net worth must be no less than $263,300 plus 80% of the value of the any new equity issuances of the Company from June 30, 2007.

•
The aggregate fair market value of the mortgaged vessels must at all times be at least 130% of the aggregate outstanding principal amount under the new credit facility plus all letters of credit outstanding; the Company has a 30 day remedy period to post additional collateral or reduce the amount of the revolving loans and/or letters of credit outstanding. Other covenants in the 2007 Credit Facility are substantially similar to the covenants in the Company’s two other existing credit facilities.

The Company can continue to pay cash dividends in accordance with its dividend policy and certain terms of the credit agreement so long as no event of default has occurred and is continuing and that no event of default will occur as a result of the payment of such dividend.  The 2007 Credit Facility also establishes a basket to accrue for dividends permitted but not actually distributed under the permitted dividend calculation since July 29, 2005.  In addition to Genco’s regular quarterly dividend, Genco can pay up to $150,000 in dividends from this basket.

The foregoing description of the 2007 Credit Facility contained herein does not purport to be complete, and therefore the reader should refer to the Company’s report on 8-K filed on July 25, 2007 for more detailed information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (ix) the number of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims including offhire days; (x) our acquisition or disposition of vessels;  (xi) the fulfillment of the closing conditions under the Company's agreement to acquire the nine drybulk vessels; and (xii) other factors listed from time to time in our filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2006, our quarterly reports on Form 10-Q, and our reports on Form 8-K.  Our ability to pay dividends in any period will depend upon factors including the limitations under our loan agreements, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company incorporated in September 2004 to transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. As of June 30, 2007, our fleet consisted of seven Panamax, seven Handymax and five Handysize drybulk carriers, with an aggregate carrying capacity of approximately 988,000 dwt, and the average age of our fleet was approximately 9.3 years as of June 30, 2007, as compared to the average age for the world fleet of approximately 15.6 years for the drybulk shipping segments in which we compete. All of the vessels in our fleet are on time charters to reputable charterers, including Lauritzen Bulkers, Cargill, HMMC, BHP, A/S Klaveness, Cosco Bulk Carrier Co., Ltd., and NYK Europe. All of the vessels in our fleet are presently engaged under time charter contracts that expire (assuming the option periods in the time charters are not exercised) between September 2007 and August 2009.  Upon completion of the acquisition of the nine Capesize vessels, Genco's fleet will consist of nine Capesize, seven Panamax, seven Handymax, and five Handysize drybulk carriers, with a total carrying capacity of approximately 2,559,000 dwt.

Each vessel in our fleet was delivered to us or is expected to be delivered to us on the date specified in the following chart:

Vessel Acquired	Date Delivered	Class	Year Built

Genco Reliance	12/6/04	Handysize	1999
Genco Vigour	12/15/04	Panamax	1999
Genco Explorer	12/17/04	Handysize	1999
Genco Carrier	12/28/04	Handymax	1998
Genco Sugar	12/30/04	Handysize	1998
Genco Pioneer	1/4/05	Handysize	1999
Genco Progress	1/12/05	Handysize	1999
Genco Wisdom	1/13/05	Handymax	1997
Genco Success	1/31/05	Handymax	1997
Genco Beauty	2/7/05	Panamax	1999
Genco Knight	2/16/05	Panamax	1999
Genco Leader	2/16/05	Panamax	1999
Genco Marine	3/29/05	Handymax	1996
Genco Prosperity	4/4/05	Handymax	1997
Genco Trader	6/7/05	Panamax	1990
Genco Muse	10/14/05	Handymax	2001
Genco Commander	11/2/06	Handymax	1994
Genco Acheron	11/7/06	Panamax	1999
Genco Surprise	11/17/06	Panamax	1998
Genco Augustus	Q3 2007 estimated	Capesize	2007
Genco Tiberius	Q3 2007 estimated	Capesize	2007
Genco London	Q4 2007 estimated	Capesize	2007 estimated
Genco Titus	Q4 2007 estimated	Capesize	2007 estimated
Genco Constantine	Q2 2008 estimated	Capesize	2008 estimated
Genco Hadrian	Q4 2008 estimated	Capesize	2008 estimated
Genco Commodus	Q2 2009 estimated	Capesize	2009 estimated
Genco Maximus	Q2 2009 estimated	Capesize	2009 estimated
Genco Claudius	Q3 2009 estimated	Capesize	2009 estimated

We intend to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow. In connection with this growth strategy, we negotiated the 2007 Credit Facility, which has been used to refinance the outstanding indebtedness under our previous credit facility.  See Note 19 in our financial statements for a description of the 2007 Credit Facility that refinances our other two existing credit facilities.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and six months ended June 30, 2007 and 2006. Because predominantly all of our vessels have operated on time charters, our TCE rates equal our time charter rates less voyage expenses consisting primarily of brokerage commissions paid by us to third parties.

	For the three months ended June 30,		Increase
	2007	2006	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Panamax	637.0	455.0	182.0	40.0%
Handymax	637.0	637.0	0.0	0.0%
Handysize	455.0	455.0	0.0	0.0%
Total	1,729.0	1,547.0	182.0	11.8%

Available days (2)
Panamax	636.7	455.0	181.7	39.9%
Handymax	610.8	628.0	(17.2)	(2.7%)
Handysize	455.0	455.0	0.0	0.0%
Total	1,702.5	1,538.0	164.5	10.7%

Operating days (3)
Panamax	606.9	453.2	153.7	33.9%
Handymax	606.3	613.8	(7.5)	(1.2%)
Handysize	455.0	455.0	0.0	0.0%
Total	1,668.2	1,522.0	146.2	9.6%

Fleet utilization (4)
Panamax	95.3%	99.6%	(4.3%)	(4.3%)
Handymax	99.3%	97.8%	1.5%	1.5%
Handysize	100.0%	100.0%	0.0%	0.0%
Fleet average	98.0%	99.0%	(1.0%)	(1.0%)

	For the three months ended June 30,		Increase
	2007	2006	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Panamax	$25,673	$22,954	$2,719	11.8%
Handymax	21,952	20,797	1,155	5.6%
Handysize	13,354	17,011	(3,657)	(21.5%)
Fleet average	21,046	20,315	731	3.6%

Daily vessel operating expenses (6)
Panamax	$4,515	$3,246	$1,269	39.1%
Handymax	3,527	3,066	461	15.0%
Handysize	2,905	2,804	101	3.6%
Fleet average	3,727	3,042	685	22.5%

	For the six months ended June 30,		Increase
	2007	2006	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Panamax	1,267.0	905.0	362.0	40.0%
Handymax	1,318.6	1,267.0	51.6	4.1%
Handysize	905.0	905.0	0.0	0.0%
Total	3,490.6	3,077.0	413.6	13.4%

Available days (2)
Panamax	1,266.7	896.1	370.6	41.4%
Handymax	1,271.7	1,258.0	13.7	1.1%
Handysize	895.4	905.0	(9.6)	(1.1%)
Total	3,433.8	3,059.1	374.7	12.2%

Operating days (3)
Panamax	1,221.9	892.7	329.2	36.9%
Handymax	1,255.1	1,243.0	12.1	1.0%
Handysize	893.8	903.3	(9.5)	(1.1%)
Total	3,370.8	3,039.0	331.8	10.9%

Fleet utilization (4)
Panamax	99.5%	99.6%	(0.1%)	(0.1%)
Handymax	98.7%	98.8%	(0.1%)	(0.1%)
Handysize	99.8%	99.8%	0.0%	0.0%
Fleet average	98.2%	99.3%	(1.1%)	(1.1%)

	For the six months ended June 30,		Increase
	2007	2006	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Panamax	$25,771	$23,175	$2,596	11.2%
Handymax	21,278	21,099	179	0.8%
Handysize	13,328	17,018	(3,690)	(21.7%)

Fleet average	20,863	20,500	363	1.8%

Daily vessel operating expenses (6)
Panamax	$4,439	$3,242	$1,197	36.9%
Handymax	3,424	2,976	448	15.1%
Handysize	2,977	2,829	148	5.2%

Fleet average	3,677	3,011	666	22.1%

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

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(U.S. dollars in thousands)
Voyage revenues	$36,847	$32,303	$74,067	$64,875
Voyage expenses	1,017	1,060	2,430	2,164
Net voyage revenue	$35,830	$31,243	$71,637	$62,711

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

Operating Data

	For the three months ended June 30,		Increase
	2007	2006	(Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)

Revenues	$36,847	$32,303	$4,544	14.1%

Operating Expenses:
Voyage expenses	1,017	1,060	(43)	(4.1%)
Vessel operating expenses	6,445	4,706	1,739	37.0%
General and administrative expenses	3,052	2,304	748	32.5%
Management fees	393	347	46	13.3%
Depreciation and amortization	7,433	6,540	893	13.7%
Gain on sale of vessel	-	-	-	N/A

Total operating expenses	18,340	14,957	3,383	22.6%

Operating income	18,507	17,346	1,161	6.7%
Other (expense) income	(4,786)	176	(4,962)	(2,819.3%)

Net income	$13,721	$17,522	(3,801)	(21.7%)

Earnings per share - Basic	$0.54	$0.69	$(0.15)	(21.7%)
Earnings per share - Diluted	$0.54	$0.69	$(0.15)	(21.7%)
Dividends declared and paid per share	$0.66	$0.60	$0.06	10.0%
Weighted average common shares outstanding - Basic	25,312,593	25,263,481	49,112	0.2%
Weighted average common shares outstanding - Diluted	25,456,413	25,337,024	119,389	0.5%

EBITDA (1)	$25,392	$26,565	$(1,173)	(4.4%)

	For the six months ended June 30,		Increase
	2007	2006	(Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)

Revenues	$74,067	$64,875	$9,192	14.2%

Operating Expenses:
Voyage expenses	2,430	2,164	266	12.3%
Vessel operating expenses	12,834	9,265	3,569	38.5%
General and administrative expenses	6,247	4,753	1,494	31.4%
Management fees	744	694	50	7.2%
Depreciation and amortization	14,619	12,957	1,662	12.8%
Gain on sale of vessel	(3,575)	-	(3,575)	N/A

Total operating expenses	33,299	29,833	3,466	11.6%

Operating income	40,768	35,042	5,726	16.3%
Other (expense) income	(7,210)	(942)	(6,268)	(665.4%)

Net income	$33,558	$34,100	(542)	(1.6%)

Earnings per share - Basic	$1.33	$1.35	$(0.02)	(1.5%)
Earnings per share - Diluted	$1.32	$1.35	$(0.03)	(2.2%)
Dividends declared and paid per share	$1.32	$1.20	$0.12	10.0%
Weighted average common shares outstanding - Basic	25,310,783	25,261,750	49,033	0.2%
Weighted average common shares outstanding - Diluted	25,439,043	25,320,826	118,217	0.5%

EBITDA (1)	$55,881	$52,129	$3,752	7.2%

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

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(U.S. dollars in thousands except for per share amounts)

Net income	$13,721	$17,522	$33,558	$34,100
Net interest expense	3,192	1,545	5,616	3,139
Income tax expense	—	—	—	—
Amortization of value of time charter acquired (1)	461	461	917	917
Amortization of restricted stock compensation	585	497	1,171	1,016
Depreciation and amortization	7,433	6,540	14,619	12,957

EBITDA	$25,392	$26,565	$55,881	$52,129

 (1) Amortization of value of time charter acquired is a reduction of revenue and the unamortized portion is included in other long-term assets.

Results of Operations

The following table sets forth information about the charters in our fleet as of June 30, 2007:

Vessel	Charterer	Charter Expiration (1)	Time Charter Rate (2)

Panamax Vessels
Genco Beauty	Cargill	May 2009	31,500
Genco Knight	SK Shipping Ltd.	May 2009	37,700	(3)
Genco Leader	A/S Klaveness	December 2008	25,650	(4)
Genco Trader	Baumarine AS	October 2007	25,750	(4)
Genco Vigour	STX Panocean (UK) Co. Ltd.	March 2009	29,000	(5)
Genco Acheron	STX Panocean (UK) Co. Ltd.	February 2008	30,000	(6)
Genco Surprise	Cosco Bulk Carrier Co., Ltd.	November 2007	25,000

Handymax Vessels
Genco Success	KLC	January 2008	24,000
Genco Commander	A/S Klaveness	October 2007	19,750
Genco Carrier	Pacific Basin Chartering Ltd	February 2008	24,000
Genco Prosperity	A/C Pacific Basin Chartering Ltd.	April 2008	26,000
Genco Wisdom	HMMC	November 2007	24,000
Genco Marine	NYK Europe	February 2008	24,000	(7)
Genco Muse	Qatar Navigation QSC	September 2007	26,500	(8)

Handysize Vessels
Genco Explorer	Lauritzen Bulkers A/S	September 2007 August 2009	13,500 19,500	(9)
Genco Pioneer	Lauritzen Bulkers A/S	September 2007 August 2009	13,500 19,500	(9)
Genco Progress	Lauritzen Bulkers A/S	September 2007 August 2009	13,500 19,500	(9)
Genco Reliance	Lauritzen Bulkers A/S	September 2007 August 2009	13,500 19,500	(9)
Genco Sugar	Lauritzen Bulkers A/S	September 2007 August 2009	13,50 19,500	(9)

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
(3) A new time charter for 23 to 25 months at a rate of $37,700 per day less a 6.25% third party commission commenced following the expiration of the vessel’s previous time charter on June 30, 2007.
(4) The Genco Leader and the Genco Trader time charter rate presented is the net daily charterhire rate. There are no payments of brokerage commissions associated with these time charters.
(5) We entered into a time charter for 23 to 25 months at a rate of $33,000 per day for the first 11 months, $25,000 per day for the following 11 months and $29,000 per day thereafter, less a 5% third-party brokerage commission. For purposes of revenue recognition, the time charter contract is reflected on a straight-line basis at approximately $29,000 per day for 23 to 25 months in accordance with generally accepted accounting principles in the United States, or U.S. GAAP.  The time charter commenced following the expiration of the vessel’s previous time charter on May 5, 2007.
(6) The vessel was delivered to the charterer for the commencement of the time charter on March 20, 2007.
(7) The vessel was delivered to the charterer for the commencement of the time charter on March 29, 2007.
(8) Since this vessel was acquired with an existing time charter at an above-market rate at the time of acquisition, we allocated the purchase price between the vessel and an intangible asset for the value assigned to the above-market charterhire. This intangible asset is amortized as a reduction to voyage revenues over the remaining term of the charter, resulting in a daily rate of approximately $22,000 recognized as revenues.  For cash flow purposes, we will continue to receive $26,500 per day until the charter expires.
(9) We have reached an agreement to extend the time charter for 23 to 25 months at a rate of $19,500 per day less a 5% third-party brokerage commission.  These contracts commence on September 5, 2007.

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

REVENUES-

For the three months ended June 30, 2007 revenues grew 14.1% to $36.8 million versus $32.3 million for the three months ended June 30, 2006.  Revenues in both periods consisted of charter payments for our vessels.  The increase in revenues was primarily due to the growth of our fleet to 19.0 vessels during the three months ended June 30, 2007 as compared to 17.0 vessels for the comparative period during 2006.

The average TCE rate of our fleet increased slightly to $21,046 a day for the three months ended June 30, 2007 from $20,315 a day for the three months ended June 30, 2006.  The increase in TCE rates was primarily due to higher time charter rates achieved in the second quarter of 2007 versus the same period last year for 2 of the Panamax and 3 of the Handymax vessels in our current fleet. Higher rates were also recorded for the Genco Leader and Genco Trader, the two vessels which operated in the Baumarine pool during the second quarter of 2006 and were subject to fluctuations of the spot market. The increase was countered by lower charter rates achieved in the second quarter of 2007 versus the second quarter of 2006 for the five Handysize vessels on charter with Lauritzen Bulkers A/S, which commenced their time charter contracts at $13,500 per vessel per day during the third quarter of 2006. The five Handysize vessels will commence at higher rates of $19,500 per vessel per day on September 5, 2007. Additionally, the Genco Trader incurred 27 days of unscheduled offhire related to maintenance during the second quarter of 2007. Based on preliminary estimates, we expect that we will be reimbursed an approximate amount of $0.5 million by our insurance coverage, but revenue is not recognized until the insurance proceeds have been received.

For the three months ended June 30, 2007 and 2006, we had ownership days of 1,729.0 days and 1,547.0 days, respectively.  Fleet utilization for the same three month period ended June 30, 2007 and 2006 was 98.0% and 99.0%, respectively.  The decline in utilization was due primarily to the unscheduled offhire for the Genco Trader as described above.

VOYAGE EXPENSES-

For the three months ended June 30, 2007 and 2006, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers as part of our vessels’ overall expenses, because all of our vessels were employed under time charters that require the charterer to bear those expenses.

For the three months ended June 30, 2007 and 2006, voyage expenses were $1.0 million and $1.1 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $6.4 million from $4.7 million for the three months ended June 30, 2007 and 2006, respectively.  This was mostly due to the expansion of our fleet to 19.0 vessels for the three months ended June 30, 2007 as compared to an average of 17.0 vessels in operation for the three months ended June 30, 2006.  In addition, the budget for vessel operating expenses is higher in 2007 versus 2006 mainly due to an increase in crewing and lube costs.

For the three months ended June 30, 2007 and 2006, the average daily vessel operating expenses for our fleet were $3,727 and $3,042 per day, respectively.  This increase was mostly due to increased costs for maintenance, crewing and lubes.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the quarter ended June 30, 2007, daily vessel operating expenses per vessel were $45 above the $3,682 daily budget for 2007 which excludes the Capesize vessels to be acquired.

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for insurance, may also cause these expenses to increase.  The Company included in its 2007 budget the anticipated increased cost for crewing and lubes.

Based on management’s estimates and budgets provided by our technical manager, we expect our vessels to have daily vessel operating expenses during 2007 of:

Vessel Type	Average Daily Budgeted Amount
Capesize.................................................................................	$4,800
Panamax..................................................................................	3,900
Handymax...............................................................................	3,600
Handysize...............................................................................	3,490

GENERAL AND ADMINISTRATIVE EXPENSES-

For the three months ended June 30, 2007 and 2006, general and administrative expenses were $3.1 million and $2.3 million, respectively.  The increased general and administrative expenses were mainly due to higher legal expenses, costs associated with higher employee non-cash compensation related to restricted stock granted to employees and directors and other employee related costs.

MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  For the three months ended June 30, 2007 and 2006, management fees were $.4 million and $0.3 million, respectively.

(LOSS) INCOME FROM DERIVATIVE INSTRUMENTS-

For the three months ended June 30, 2007 and 2006, (loss) income from derivative instruments was ($1.6) and $1.7 million, respectively.  The net loss is attributable to $2.9 million unrealized loss associated with the valuation of the currency swaps in place at June 30, 2007 and the realized gains of $1.3 million associated with settling of currency swaps previously in place.  The gain in 2006 is due solely to the gain in value of the 5.075% and 5.25% Swaps.  For the 2007 period the interest rate swaps were all effectively hedged and any change in value is reflected in equity as a component of OCI.

DEPRECIATION AND AMORTIZATION-

For the three months ended June 30, 2007 and 2006, depreciation and amortization charges were $7.4 million and $6.5 million, respectively, an increase of $0.9 million.  The increase primarily was due to the growth in our fleet to 19.0 vessels for the three months ended June 30, 2007 as compared to an average of 17.0 vessels in operation for the three months ended June 30, 2006.

NET INTEREST EXPENSE-

For the three months ended June 30, 2007 and 2006, net interest expense was $3.2 million and $1.5 million, respectively.  Net interest expense consisted mostly of interest payments made under our 2005 Credit Facility for both periods.  Additionally, interest income as well as amortization of deferred financing costs related to our 2005 Credit Facility is included in both periods.  The increase in net interest expense for 2007 versus 2006 was mostly a result of higher outstanding debt due to the acquisition of three additional vessels in the fourth quarter of 2006 and interest expense associated with the Short-Term Line used for the purchase of Jinhui stock during the second quarter.

In the third quarter of 2007, the Company wrote off the unamortized deferred financing cost of $3.6 million associated with the refinancing of the Company’s 2005 Credit Facility and Short-Term Line as of June 30, 2007.  See Subsequent Event Note 19 for discussion on the refinancing of these facilities.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

REVENUES-

For the six months ended June 30, 2007 revenues grew 14.2% to $74.1 million versus $64.9 million for the six months ended June 30, 2006.  Revenues in both periods consisted of charter payments for our vessels.  The increase in revenues was primarily due to the growth of our fleet to 19.3 vessels during the six months ended June 30, 2007 as compared to 17.0 vessels for the comparative period during 2006.

The average TCE rate of our fleet increased slightly to $20,863 a day for the three months ended June 30, 2007 from $20,500 a day for the six months ended June 30, 2006.  The increase in TCE rates was primarily due to higher rates recorded for the Genco Leader and Genco Trader, the two vessels which operated in the Baumarine pool during the second quarter of 2006 and were subject to fluctuations of the spot market. The increase was countered by lower charter rates achieved in the first half of 2007 versus the first half of 2006 for the five Handysize vessels on charter with Lauritzen Bulkers A/S, which commenced their time charter contracts at $13,500 per vessel per day during the third quarter of 2006. The five Handysize vessels will commence at higher rates of $19,500 per vessel per day on September 5, 2007   Additionally, the Genco Trader incurred 27 days of unscheduled offhire related to maintenance during the second quarter of 2007. Based on preliminary estimates, we expect that we will be reimbursed an approximate amount of $0.5 million by our insurance coverage, but revenue is not recognized until the insurance proceeds have been received.  Lastly, the TCE rate for 2007 was also reduced due to a 13 day delay in delivering the Genco Glory at time of sale.

For the six months ended June 30, 2007 and 2006, we had ownership days of 3,490.6 days and 3,077.0 days, respectively.  Fleet utilization for the same six month period ended June 30, 2007 and 2006 was 98.2% and 99.3%, respectively.  The decline in utilization was due primarily to the unscheduled offhire for the Genco Trader as described above and 11.3 days of unscheduled offhire for the Genco Glory related to a delay on delivery to its new owner.

VOYAGE EXPENSES-

For the six months ended June 30, 2007 and 2006, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers as part of our vessels’ overall expenses, because all of our vessels were employed under time charters that require the charterer to bear all of those expenses.

For the six months ended June 30, 2007 and 2006, voyage expenses were $2.4 million and $2.2 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $12.8 million from $9.3 million for the six months ended June 30, 2007 and 2006, respectively.  This was mostly due to the expansion of our fleet to 19.3 vessels for the six months ended June 30, 2007 as compared to an average of 17.0 vessels in operation for the six months ended June 30, 2006.  In addition, the budget for vessel operating expenses is higher in 2007 versus 2006 mainly due to an increase in crewing and lube costs.

For the six months ended June 30, 2007 and 2006, the average daily vessel operating expenses for our fleet were $3,677 and $3,011 per day, respectively.  This increase was mostly due to increased costs for maintenance, crewing and lubes.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the six months ended June 30, 2007, daily vessel operating expenses per vessel of $3,677 were below the $3,682 daily budget for 2007, which excludes the Capesize vessels to be acquired.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the six months ended June 30, 2007 and 2006, general and administrative expenses were $6.2 million and $4.8 million, respectively.  The increased general and administrative expenses were mainly due higher professional expenses, including professional fees associated with the sale of shares by Fleet Acquisition LLC during the first quarter of 2007, costs associated with higher employee non-cash compensation related to increased staff and restricted stock granted to employees and directors and other employee related costs.

MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  For the six months ended June 30, 2007 and 2006, management fees were $0.7 million for each respective period.

(LOSS) INCOME FROM DERIVATIVE INSTRUMENTS-

For the six months ended June 30, 2007 and 2006, (loss) income from derivative instruments was ($1.6) and $2.2 million, respectively.  The net loss is attributable to $2.9 million unrealized loss associated with the valuation of the currency swaps in place at June 30, 2007 and the realized gains of $1.3 million associated with settling of currency swaps previously in place.  The gain in 2006 is due solely to the gain in value of the 5.075% and 5.25% Swaps.  For the 2007 period, the interest rate swaps were all effectively hedged and any change in value is reflected in equity as a component of OCI.

DEPRECIATION AND AMORTIZATION-

For the six months ended June 30, 2007 and 2006, depreciation and amortization charges were $14.6 million and $13.0 million, respectively, an increase of $1.7 million.  The increase primarily was due to the growth in our fleet to 19.3 vessels for the six months ended June 30, 2007 as compared to an average of 17 vessels in operation for the six months ended June 30, 2006.

NET INTEREST EXPENSE-

For the six months ended June 30, 2007 and 2006, net interest expense was $5.6 million and $3.1 million, respectively.  Net interest expense consisted mostly of interest payments made under our 2005 Credit Facility for both periods.  Additionally, interest income as well as amortization of deferred financing costs related to our 2005 Credit Facility is included in both periods.  The increase in net interest expense for 2007 versus 2006 was mostly a result of higher outstanding debt due to the acquisition of three additional vessels in the fourth quarter of 2006 and an additional $0.5 million of interest expense associated with the Short-Term Line used for the purchase of Jinhui stock during the second quarter.

Additionally in the third quarter of 2007, the Company wrote off the unamortized deferred financing cost of $3.6 million associated with the refinancing of the Company’s existing facilities as of June 30, 2007.  See Subsequent Event Note 19 for discussion on the refinancing of the Company’s existing facilities.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our capital requirements with cash flow from operations, equity contributions and bank debt. We have used our funds primarily to fund vessel acquisitions, regulatory compliance expenditures, the repayment of bank debt and the associated interest expense and the payment of dividends. We will require capital to fund ongoing operations, acquisitions and debt service.  We expect to rely on operating cash flows as well as long-term borrowings to implement our growth plan and continue our dividend policy.   We also may consider debt (including convertible securities) and equity financing alternatives from time to time.

In connection with the agreement to acquire nine Capesize vessels announced on July 18, 2007, the Company, entered into the 2007 Credit Agreement on July 20, 2007 to fund the acquisition and the repayment of all other existing debt under the 2005 Credit Facility and Short-Term Line.  We anticipate that internally generated cash flow and borrowings under our 2007 Credit Agreement will be sufficient to fund the operations of our fleet, including our working capital requirements for the foreseeable future. The Company anticipates primarily utilizing its 2007 Credit Facility as well as internally generated cash flow to fund the acquisition of the nine Capesize vessels, but may also consider debt (including convertible securities) and equity financing alternatives.

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

On July 26, 2007, our board of directors declared a dividend of $0.66 per share, to be paid on or about August 31, 2007 to shareholders of record as of August 17, 2007.

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

Cash Flow

Net cash provided by operating activities for the six months ended June 30, 2007 and 2006, was $47.5 million and $44.6 million, respectively.  The increase was primarily due to the increase in deferred revenue representing payments received from charters prior to being earned.  Additionally, an increase in accounts payable and accrued expenses also increased cash provided by operations.   Net cash from operating activities for six months ended June 30, 2007 was mostly a result of recorded net income of $33.6 million, less the gain of $3.6 million due the sale of the Genco Glory, plus depreciation and amortization charges of $14.6 million. For the six months ended June 30, 2006, net cash provided from operating activities was primarily a result of recorded net income of $34.1 million, and depreciation and amortization charges of $13.0 million.

Net cash used in investing activities increased to $90.4 million for the six months ended June 30, 2007 from $1.0 for the six months ended June 30, 2006.  For the six months ended June 30 2007, the cash used in investing activities related primarily to the purchase of Jinhui stock in the amount of $103.1 million off-set by proceeds of $13.0 million from the sale of the Genco Glory.  For the six months ended June 30, 2006, the cash used in investing activities resulted from the purchase of fixed assets.

Net cash provided by (used in) financing activities for the six months ended June 30, 2007 and 2006 was $37.1 million and ($30.6) million, respectively.  For the six months ended June 30, 2007, net cash provided by financing activities consisted primarily of proceeds from the Short-Term Line in the amount of $77.0 million offset by the payment of cash dividends in the amount of $33.7 million and repayment of $5.7 million of debt on our 2005 Credit Facility. For the six months ended June 30, 2006, net cash used in financing activities consisted primarily of payment of cash dividends of $30.6 million.

2007 Credit Facility

On July 20, 2007, the Company entered into the 2007 Credit Facility for the purpose of acquiring the nine new Capesize vessels and refinancing the Company’s existing 2005 Credit Facility and Short-Term Line.  The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the 2005 Credit Facility and the Short-Term Line, and these two facilities have accordingly been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility is $1,377 million.  See Note 19 in our financial statements for a description of the 2007 Credit Facility and the associated write-off of the unamortized deferred financing cost in the amount of $3,568 associated with the Company’s two prior facilities.  This non-cash write-off occurred in the third quarter of 2007.  In addition, subject to certain capital tests, the Company must pay up to $6.25 million or such lesser amount as is available from Net Cash Flow (as defined in the credit agreement for the 2007 Credit Facility) each fiscal quarter to reduce borrowings under the new credit facility.  Such requirement begins with the fiscal quarter ended September 30, 2007.  Management estimates the entire $6.25 million quarterly payment will be available for repayment and therefore these payments are reflected as a current liability under current portion of long-term debt.

2005 Credit Facility

The Company’s 2005 Credit Facility, initially for $450.0 million, was with a syndicate of commercial lenders consisting of Nordea Bank Finland Plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citigroup Global Markets Limited.  The 2005 Credit Facility was used to refinance our indebtedness under our Original Credit Facility, and was to acquire vessels. Under the terms of our 2005 Credit Facility, borrowings in the amount of $106.2 million were used to repay indebtedness under our Original Credit Facility, and additional net borrowings of $100.0 million were obtained to fund vessel acquisitions. In July 2006, the Company increased the line of credit by $100.0 million to a total facility of $550.0 million.

Additionally, on February 7, 2007, we reached an agreement with our lenders to allow us to increase the amount of the 2005 Credit Facility by $100 million, for a total maximum availability of $650.0 million.  We had the option to increase the facility amount by $25 million increments up to the additional $100 million, so long as at least one bank within the syndicate agreed to fund such increase.  Any increase associated with this agreement was generally governed by the existing terms of the 2005 Credit Facility, although we and any banks providing the increase may agree to vary the upfront fees, unutilized commitment fees, or other fees payable by us in connection with the increase.

As of June 30, 2007, the amount that remained available on the credit facility to fund future vessel acquisitions was $443.8 million.  The Company could have borrowed up to $20 million of then available credit facility for working capital purposes.

The 2005 Credit Facility was refinanced in July 2007 with the 2007 Credit Agreement.  See Note 19 in our financial statements for a further discussion on the acquisition and the 2007 Credit Agreement.

Short-Term Line

On May 3, 2007, the Company entered into a short-term line of credit facility under which DnB NOR Bank ASA, Grand Cayman Branch and Nordea Bank Norge ASA, Grand Cayman Branch are serving as lenders (the “Short-Term Line”).   The Short-Term Line was used to fund a portion of acquisitions we made of in the shares of capital stock of Jinhui.  Under the terms of the Short-Term Line, we were allowed to borrow up to $155 million for such acquisitions, and as of June 30, 2007, we borrowed $77.0 million under the Short-Term Line.  The term of the Short-Term Line was for 364 days, and the interest on amounts drawn was payable at the rate of LIBOR plus a margin of 0.85% per annum for the first six month period and LIBOR plus a margin of 1.00% for the remaining term.  We were obligated to pay certain commitment and administrative fees in connection with the Short-Term Line.  The Company, as required, pledged all of the Jinhui shares it has purchased as collateral against the Short-Term Line.  The Short-Term Line incorporated by reference certain covenants from our 2005 Credit Facility.

The Short-Term Line was refinanced in July 2007 with the 2007 Credit Agreement.  See Note 19 in our financial statements for a further discussion on the acquisition and the 2007 Credit Agreement.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

Effective September 14, 2005, we entered into an interest rate swap agreement with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The notional principal amount of the swap is $106.2 million and has a fixed interest rate on the notional amount of 4.485% through July 29, 2015 (the “4.485% Swap”).  The swap's expiration date coincides with the scheduled expiration of the 2005 Credit Facility on July 29, 2015. The differential to be paid or received for this swap agreement was recognized as an adjustment to interest expense as incurred.  The change in value on this swap was reflected as a component of OCI.  We determined that this interest rate swap agreement, which initially hedged the corresponding debt, continues to perfectly hedge the debt.

Interest income pertaining to the 4.485% Swap for the three months ended June 30, 2007 and 2006 was $0.2 million and $0.1 million, respectively. Interest income pertaining to the 4.485% Swap for the six months ended June 30, 2007 and 2006 was $0.5 million and $0.1 million, respectively.

On March 24, 2006, we entered into a forward interest rate swap agreement with a notional amount of $50.0 million, and it has a fixed interest rate on the notional amount of 5.075% from January 2, 2008 through January 2, 2013 (the “5.075% Swap”).  The change in the value of this swap agreement was recognized as income from derivative instruments and was listed as a component of other (expense) income until we incurred obligations against which the swap was designated and was an effective hedge.  In November 2006, we designated $50.0 million of the swap’s notional amount against our debt and utilized hedge accounting whereby the change in value for the portion of the swap that was effectively hedged was recorded as a component of OCI.

On March 29, 2006, we entered into a forward interest rate swap agreement with a notional amount of $50.0 million, and it has a fixed interest rate on the notional amount of 5.25% from January 2, 2007 through January 2, 2014 (the “5.25% Swap”).  The change in the value of this swap agreement was recognized as income from derivative instruments and was listed as a component of other (expense) income until we incurred obligations against which the swap was designated and was an effective hedge.  Effective July 2006, we designated $32.6 million and in October 2006 designated the remaining $17.4 million of the swap’s notional amount against our debt and utilized hedge accounting whereby the change in value for the portion of the swap that was effectively hedged was recorded as a component of OCI.

Interest income pertaining to the 5.25% Swap for the three months ended June 30, 2007 was $0.01 million and for the six months ended June 30, 2007 was $0.03 million.  The rate differential was not in effect for during 2006.

For the swap agreements for which there is designated debt associated with it, and the rate differential is in effect, the total interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95% in the first 5 years of the 2005 Credit Facility and 1.0% in the last five years.

The 5.075% Swap does not have any interest income or expense as the swap is not effective until, January 2, 2008.  The rate differential on any portion of the swap that effectively hedges our debt will be recognized as an adjustment to interest expense as incurred and the ineffective portion, if any, will be recognized as income or expense from derivative instruments.

The asset associated with the 4.485% Swap, the 5.075% Swap and the 5.25% Swap at June 30, 2007 was $8.5 million and the asset associated with the 4.485% Swap at December 31, 2006 was $4.5 million, and are presented as the fair value of derivatives on the balance sheet.  The liability associated with the 5.075% Swap and the 5.25% Swap at December 31, 2006 is $0.8 million, and is presented as the fair value of derivatives on the balance sheet.  As of June 30, 2007 and December 31, 2006, we had accumulated OCI of $8.4 million and $3.5 million, respectively, related to the 4.485% Swap and a portion of the 5.25% Swap and 5.075% Swap that was effectively hedged.  The portion of the 5.075% Swap and the 5.25% Swap that have not been effectively hedged resulted in income from derivative instruments of $1.7 million and $2.2 million, respectively for the three and six months ended June 30, 2006, due to the increase in the value of these instruments.  During 2007, the Swaps had no ineffectiveness that resulted in any income or expense from derivative instruments.

The Company has entered into a number of short term currency swaps to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the purchase of the Jinhui shares as described above under the sub heading Short-term investments The Company had currency swaps in place for a notional amount of 617.4 million NOK (Norwegian Kroner) or $101.6 million, which all matured on July 16, 2007. The Company entered into another currency swap expiring August 16, 2007 for the same notional amount of 617.4 million NOK for $107.4 million.   Realized gains of $1.3 million arising at the settlement of the currency swaps are reflected as income from derivative instruments and are included as a component of other (expense) income.  The short-term liability associated with the currency swap at June 30, 2007 is $2.9 million and is presented as the fair value of derivatives on the balance sheet and also is reflected as an unrealized loss from derivative instruments and are included as a component of other (expense) income.

On July 31, 2007, the Company entered into the 5.115% Swap with a notional amount of $100 million, and it has a fixed interest rate on the notional amount of 5.115% from November 30, 2007 through November 30, 2011.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of June 30, 2007.

Interest Rates

2005 Credit Facility

The effective interest rates, including the cost associated with unused commitment fees, and the rate differential on the 4.485% Swap and the 5.25% Swap, for the three months ended June 30, 2007 and 2006, were 6.48% and 6.52%, respectively. The interest rates on the debt, excluding the unused commitment fees, ranged from 6.26% to 6.39% and from 5.64% to 6.33% for the three months ended June 30, 2007 and 2006, respectively.

The effective interest rates, including the cost associated with unused commitment fees, and the rate differential on the 4.485% Swap and the 5.25% Swap, for the six months ended June 30, 2007 and 2006, were 6.48% and 6.46%, respectively. The interest rates on the debt, excluding the unused commitment fees, ranged from 6.26% to 6.39% and from 5.20% to 6.33% for the three months ended June 30, 2007 and 2006, respectively.

Short-Term Line

The effective interest rates, including the cost associated with unused commitment fees for the three months ended June 30, 2007 was 6.92%. The interest rate on the debt, excluding the unused commitment fees, was 6.225% for the three months ended June 30, 2007  The Short-Term Line was put in place during the second quarter of 2007, and therefore effective interest information is not presented for the six months ended June 30, 2007, and no information is presented for 2006 comparative periods.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates that are reflective of the subsequent events as described in Note 19 – Subsequent Events of our financial statements.  These events include an agreement to acquire nine Capesize vessels for $1,111 million inclusive of commissions and the Company entering into the 2007 Credit Agreement that was utilized to refinance the existing outstanding debt of $283.2 million from the 2005 Credit Facility and the Short-Term Line, and new borrowings of $178.3 million for deposits associated with the acquisition of the Capesize vessels. The Company continues to utilize hedge accounting for the interest rate swaps in effect and the table utilizes effective fixed rate on the interest rate swap agreements that have been designated against the debt and the rate differential on the swaps that are in effect.  The interest and fees are also reflective of the 2007 Credit Agreement and the interest rate swap agreements as discussed above under “Interest Rate Swap Agreements and Forward Freight Agreements.”  Additionally, the table includes the interest and fees associated with the 2007 Credit Agreement.

	Total	Within One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
2007 Credit Agreement	$461,483	$6,250	$50,000	$50,000	$355,233
Remainder of purchase price of Capesize acquisition (2)	$932,750	$437,500	$495,250	$-	$-
Interest and borrowing fees	$228,478	$20,176	$55,445	$49,527	$103,330
Office lease	$6,878	$243	$971	$1,014	$4,650

(1)	Represents the six month period ending December 31, 2007.
(2)
The timing of these obligations are based on estimated delivery dates for the Capesize vessels of which seven are currently being constructed and the obligation is inclusive of the commission due to brokers upon purchase of the vessels.

Interest expense has been estimated using the fixed rate of 4.485% for the notional amount of the 4.485% Swap, 5.25% for the notional amount of the 5.25% Swap, 5.075% for the notional amount of the 5.075% Swap and 5.375% for the portion of the debt ($255.3 million) that has no designated swap against it, plus the applicable bank margin of 0.75% in the first five years of the 2007 Credit Agreement and 0.80% in the last five years, as long as the ratio of Total Debt to Total Capitalization as defined in the 2007 Credit Agreement remains below 70%. If the ratio of Total Debt to Total Capitalization exceeds 70% then the applicable margin is increased to 0.80% in the first five years of the 2007 Credit Agreement and 0.85% in the last five years.   The Company is obligated to pay certain commitment fees in connection with the 2007 Credit Agreement.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings. We estimate our drydocking costs and scheduled off-hire days for our fleet through 2008 to be:

Year	Estimated Drydocking Cost (U.S. dollars in millions)	Estimated Off-hire Days

2007 (July 1- December 31, 2007)	$1.6	45
2008	5.2	120

The costs reflected are estimates based on drydocking our vessels in China.  We estimate that each drydock will result in 20 days of off-hire except for the Genco Beauty, which is expected to complete its intermediate survey in 5 days during 2007.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.

The Genco Prosperity completed its drydocking during the second quarter of 2007 at a cost of $0.7 million. During the first quarter of 2007, the Genco Reliance and Genco Success completed their drydocking at a combined cost of $0.8 million.

We estimate that three of our vessels will be drydocked in the remainder of 2007, of which one will be drydocked during the third quarter of 2007 and two will be drydocked during the fourth quarter of 2007.  An additional six of our vessels will be drydocked in 2008.

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

Our standard time charter contracts with our customers specify certain performance parameters, which if not met can result in customer claims.  As of June 30, 2007 and December 31, 2006, we had a reserve of $0.2 million and $0.2 million, respectively, against due from charterers’ balance and an additional reserve of $0.9 million and $0.6 million, respectively, both reserves are associated with estimated customer claims against us including time charter performance issues.

SHORT-TERM INVESTMENTS-

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as available-for-sale and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of OCI.  The cost of securities when sold is based on the specific identification method.  Realized gains and losses on the sale of these securities will be reflected in the consolidated statement of operations in other (expense) income.

Should the decline in the value of any investment be deemed to be other-than-temporary, the investment basis would be written down to fair market value, and the write-down would be recorded to earnings as a loss.

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

The Company has entered into a number of short term currency swaps to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the purchase of the Jinhui shares as described above under the sub heading Short-term investments.  The Company currently has currency swaps in place for a notional amount of 617.4 million NOK (Norwegian Kroner) or $101.6 million, which all mature on July 16, 2007.  Realized gains of $1.3 million arising at the settlement of the currency swaps are reflected as income from derivative instruments and are included as a component of other (expense) income.  The short-term liability associated with the currency swap at June 30, 2007 is $2.9 million and is presented as the fair value of derivatives on the balance sheet and also is reflected as an unrealized loss from derivative instruments and are included as a component of other (expense) income.

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

ITEM 3.    QUALITATIVE AND QUANTITATIVE MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  We held three interest rate risk management instruments at June 30, 2007 and December 31, 2006, in order to manage future interest costs and the risk associated with changing interest rates.

 Effective September 14, 2005, we entered into the 4.485% Swap, on March 24, 2006, the 5.075% Swap and on March 29, 2006, the 5.25% Swap.  These swaps manage interest costs and the risk associated with changing interest rates.

For the swap agreements for which there is designated debt associated with it, and the rate differential is in effect, the total interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95% in the first 5 years of the 2005 Credit Facility and 1.0% in the last five years.

The asset associated with the 4.485% Swap, the 5.075% Swap and the 5.25% Swap at June 30, 2007 was $8.5 million and the asset associated with the 4.485% Swap at December 31, 2006 was $4.5 million and are presented as the fair value of derivative on the balance sheet.  The liability associated with the 5.075% Swap and the 5.25% Swap at December 31, 2006 is $0.8 million and is presented as the fair value of derivatives on the balance sheet.  As of June 30, 2007 and December 31, 2006, we had accumulated OCI of $8.4 million and $3.5 million, respectively, related to the 4.485% Swap and a portion of the 5.25% Swap and 5.075% Swap that was effectively hedged.  The portion of the 5.075% Swap and the 5.25% Swap that have not been effectively hedged resulted in income from derivative instruments of $1.7 and $2.2 million, respectively for the three and six months ended June 30, 2006, due to the increase in the value of these instruments.  During 2007, the Swaps had no ineffectiveness that resulted in any income or expense from derivative instruments.

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

The expiration date of the 4.485% Swap coincides with the expiration of the 2005 Credit Facility on July 29, 2015. The differential to be paid or received for the 4.485% Swap agreement is recognized as an adjustment to interest expense as incurred.  The change in value on this swap is reflected as a component of OCI.

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

Initially during 2006, the change in the value of the 5.25% Swap agreement was recognized as income from derivative instruments and was listed as a component of other (expense) income until we incurred obligations against which the swap was designated and was an effective hedge.  Effective July 2006, we designated $32.6 million and in October 2006 designated the remaining $17.4 million of the swap’s notional amount against our debt and utilized hedge accounting whereby the change in value for the portion of the swap that was effectively hedged was recorded as a component of OCI.

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

For the swap agreements for which there is designated debt associated with it, and the rate differential is in effect, the total interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95% in the first 5 years of the 2005 Credit Facility and 1.0% in the last five years.

For the 4.485% Swap, we qualified for hedge accounting treatment and we have determined that this interest rate swap agreement continues to perfectly hedge the debt.  Interest income pertaining to the 4.485% Swap for the three months ended June 30, 2007and 2006 was $0.2 million and $0.1 million, respectively.  Interest income pertaining to the 4.485% Swap for the six months ended June 30, 2007and 2006 was $0.5 million and $0.1 million, respectively.

Interest income pertaining to the 5.25% Swap for the three and six months ended June 30, 2007 was $0.01 million and $0.03 million, respectively.  The rate differential on the 5.25% and 5.075% swaps were not in effect during, 2006.

The 5.075% Swap does not have any interest income or expense as the swap is not effective until January 2, 2008.

The fair value of the 4.485% Swap, the 5.075% Swap and 5.25% Swap was in an asset position at June 30, 2007 of $8.5 million the fair value of the 4.485% Swap at December 31, 2006 of $4.5 million.  The fair value of the 5.075% Swap and 5.25% Swap was in a liability position at December 31, 2006 of $0.8 million.

We are subject to market risks relating to changes in interest rates because we have significant amounts of floating rate debt outstanding. For the six months ended June 30, 2007, we paid LIBOR plus 0.95% for the debt in excess of both the 4.485% and 5.25% Swaps’ respective notional amounts of $106.2 million and $50.0 million, respectively. For the 4.485% and 5.25% Swaps the interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the debt of 0.95%.  For the year ended December 31, 2006, we paid LIBOR plus 0.95% for the debt in excess of the 4.485% Swap notional amount on the 2005 Credit Facility, and on the $106.2 million of our debt that corresponds to the notional amount of the 4.485% Swap, an effective rate of 4.485% plus a margin of 0.95%. Additionally amounts drawn under the Short-Term Line incurs interest at the rate of LIBOR plus a margin of 0.85% per annum for the first six month period and LIBOR plus a margin of 1.00% for the remaining term.  A 1% increase in LIBOR would result in an increase of $0.3 million in interest expense for the six months ended June 30, 2007 considering the increase would be only on the unhedged portion of the debt for which the rate differential on the respective swap is not in effect.

Currency and exchange rates risk

The international shipping industry’s functional currency is the U.S. Dollar. Virtually all of our revenues and most of our operating costs are in U.S. Dollars. We incur certain operating expenses in currencies other than the U.S. dollar, and the foreign exchange risk associated with these operating expenses is immaterial.

However, the Company has entered into a number of short term currency swaps to hedge the Company’s exposure to the Norwegian Kroner related to the purchase of Jinhui stock in the second quarter of 2007.  The Company had currency swaps in place for a notional amount of 617.4 million NOK (Norwegian Kroner) or $101.6 million, which all matured on July 16, 2007. The Company entered into another currency swap expiring August 16, 2007 for the same notional amount of 617.4 million NOK for $107.4 million.  Upon maturation of the currency swaps, a 1% change in the value of the Norwegian Kroner could result in a currency gain or loss of $1.0 million.

ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 as of the end of the period covered by this Report. Based upon that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There have been no significant changes in our internal control over financial reporting or in other factors that could have significantly affected internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time the Company is to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company, its financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The Company held its Annual Meeting of Shareholders on May 16, 2007.

(b)           Not required.

(c)           Proposal No. 1:                                       Election of Class II Directors:

For: Nathaniel C.A. Kramer	15,916,939	Withheld:	809,700
For: Mark F. Polzin	15,918,039	Withheld:	808,600

Messrs. Kramer and Polzin were re-elected as Class II directors until the Company’s 2010 Annual Meeting of Shareholders and until their successors are elected and qualified or until their earlier resignation or removal.

Proposal No. 2:	Ratification of appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2007:

Total shares for:	16,706,372
Total shares against:	8,749
Total shares abstaining:	11,518
Number of shares voted:	16,726,639

The appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2007 was ratified.

(d)           None.

ITEM 5.	OTHER INFORMATION

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

10.1
Promissory Note, dated as of May 3, 2007, among Genco Shipping & Trading Limited, DnB NOR Bank ASA, Grand Cayman Branch, as Administrative Agent, Security Trustee, Mandated Lead Arranger, Bookrunner and Lender, and Nordea Bank Norge ASA, Grand Cayman Branch, as Mandated Lead Arranger, Bookrunner and Lender.*

10.2	Pledge of Shares, dated as of May 3, 2007, between Genco Shipping & Trading Limited as Pledgor and DnB NOR Bank ASA, Grand Cayman Branch as Security Trustee, as Pledgee.*
10.3	Master Agreement between Genco Shipping & Trading Limited and Metrostar Management Corporation (incorporated by reference to Exhibit 10.1 to report on Form 8-K dated July 18, 2007).
10.4
Credit Agreement, dated as of July 20, 2007, among Genco Shipping & Trading Limited, Various Lenders, DnB NOR Bank ASA, New York Branch, as Administrative Agent and Collateral Agent, and DnB NOR Bank ASA, New York Branch, as Mandated Lead Arranger and Bookrunner (incorporated by reference to Exhibit 10.1 to report on Form 8-K dated July 26, 2007).

10.5
Pledge and Security Agreement, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as pledgors, to DnB NOR Bank, ASA, New York Branch, as Collateral Agent, for the benefit of the Secured Creditors and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank (incorporated by reference to Exhibit 10.2 to report on Form 8-K dated July 26, 2007).

10.6
Guaranty, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as guarantors, for the benefit of the Secured Creditors (incorporated by reference to Exhibit 10.3 to report on Form 8-K dated July 26, 2007).

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

GENCO SHIPPING & TRADING LIMITED

DATE: August 9, 2007	By: /s/ ROBERT GERALD BUCHANAN Robert Gerald Buchanan President (Principal Executive Officer)
DATE: August 9, 2007	By: /s/ JOHN C. WOBENSMITH John C. Wobensmith Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document

3.1	Amended and Restated Bylaws of the Company as adopted April 9, 2007 (incorporated by reference to Exhibit 3.1 to report on Form 8-K dated April 9, 2007).
3.2	Certificate of Designations of Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to report on Form 8-K dated April 9, 2007).
4.1
Shareholder Rights Agreement, dated as of April 11, 2007, between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to report on Form 8-K dated April 9, 2007).

10.1
Promissory Note, dated as of May 3, 2007, among Genco Shipping & Trading Limited, DnB NOR Bank ASA, Grand Cayman Branch, as Administrative Agent, Security Trustee, Mandated Lead Arranger, Bookrunner and Lender, and Nordea Bank Norge ASA, Grand Cayman Branch, as Mandated Lead Arranger, Bookrunner and Lender.*

10.2	Pledge of Shares, dated as of May 3, 2007, between Genco Shipping & Trading Limited as Pledgor and DnB NOR Bank ASA, Grand Cayman Branch as Security Trustee, as Pledgee.*
10.3	Master Agreement between Genco Shipping & Trading Limited and Metrostar Management Corporation (incorporated by reference to Exhibit 10.1 to report on Form 8-K dated July 18, 2007).
10.4
Credit Agreement, dated as of July 20, 2007, among Genco Shipping & Trading Limited, Various Lenders, DnB NOR Bank ASA, New York Branch, as Administrative Agent and Collateral Agent, and DnB NOR Bank ASA, New York Branch, as Mandated Lead Arranger and Bookrunner (incorporated by reference to Exhibit 10.1 to report on Form 8-K dated July 26, 2007).

10.5
Pledge and Security Agreement, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as pledgors, to DnB NOR Bank, ASA, New York Branch, as Collateral Agent, for the benefit of the Secured Creditors and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank (incorporated by reference to Exhibit 10.2 to report on Form 8-K dated July 26, 2007).

10.6
Guaranty, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as guarantors, for the benefit of the Secured Creditors (incorporated by reference to Exhibit 10.3 to report on Form 8-K dated July 26, 2007).

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