Form 10-Q
period 2007-09-30
GENCO SHIPPING & TRADING LTD
filed 2007-11-09
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes               No       X

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2007:
Common stock, $0.01 per share 28,872,809 shares.

Genco Shipping & Trading Limited

Form 10-Q for the three and nine months ended September 30, 2007 and 2006

                                                                        Page

PART I.                      FINANCIAL INFORMATION

Item 1.	Financial Statements

a)	Consolidated Balance Sheets - September 30, 2007 and December 31, 2006 3

b)	Consolidated Statements of Operations - For the three and nine months ended September 30, 2007 and 2006 4

c)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income - For the nine months ended September 30, 2007 and 2006 5

d)	Consolidated Statements of Cash Flows - For the nine months ended September 30, 2007 and 2006 6

e)	Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006 7

Item 2.	Management’s Discussion and Analysis of Financial Position and Results of Operations 29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	52

Item 4.	Control and Procedures	54

PART II                      OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 5.	Other Information	54

Item 6.	Exhibits	55

Genco Shipping & Trading Limited
Consolidated Balance Sheets as of September 30, 2007
and December 31, 2006
(U.S. Dollars in thousands, except for share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,238	$73,554
Short-term investments	217,648	-
Vessels held for sale	36,944	9,450
Due from charterers, net	2,750	471
Prepaid expenses and other current assets	7,691	4,643
Total current assets	316,271	88,118

Noncurrent assets:
Vessels, net of accumulated depreciation of $60,114 and $43,769, respectively	810,828	476,782
Deposits on vessels	195,691	-
Deferred drydock, net of accumulated depreciation of $668 and $366, respectively	3,983	2,452
Fixed assets, net of accumulated depreciation and amortization of $622 and $348, respectively	2,018	1,877
Other assets, net of accumulated amortization of $126 and $468, respectively	6,267	4,571
Fair value of derivative instruments	3,289	4,462
Total noncurrent assets	1,022,076	490,144

Total assets	$1,338,347	$578,262

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,046	$7,784
Current portion of long-term debt	259,949	4,322
Deferred revenue	6,426	3,067
Fair value of derivative instruments	5,259	-
Total current liabilities	283,680	15,173

Noncurrent liabilities:
Deferred revenue	542	395
Deferred rent credit	729	743
Fair value of derivative instruments	6,389	807
Liability for time charters acquired	42,095	-
Long-term debt	566,251	207,611
Total noncurrent liabilities	616,006	209,556

Total liabilities	899,686	224,729

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 25,514,600 and 25,505,462 shares at September 30, 2007 and December 31, 2006, respectively	255	255
Paid-in capital	308,729	307,088
Accumulated other comprehensive income	87,676	3,546
Retained earnings	42,001	42,644
Total shareholders’ equity	438,661	353,533

Total liabilities and shareholders’ equity	$1,338,347	$578,262

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006
(U.S. Dollars in Thousands, Except for Earnings per Share and Share Data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	$45,630	$32,642	$119,697	$97,516

Operating expenses:
Voyage expenses	1,853	1,056	4,284	3,220
Vessel operating expenses	6,702	5,757	19,536	15,022
General and administrative expenses	3,395	2,055	9,642	6,808
Management fees	414	353	1,157	1,047
Depreciation and amortization	8,159	6,681	22,778	19,638
Gain on sale of vessel	-	-	(3,575)	-

Total operating expenses	20,523	15,902	53,822	45,735

Operating income	25,107	16,740	65,875	51,781

Other (expense) income:
Income (loss) from derivative instruments	475	(2,195)	(1,119)	2
Interest income	823	827	2,777	2,080
Interest expense	(10,085)	(2,468)	(17,655)	(6,859)

Other (expense) income	(8,787)	(3,836)	(15,997)	(4,777)

Net income	$16,320	$12,904	$49,878	$47,004

Earnings per share-basic	$0.64	$0.51	$1.97	$1.86
Earnings per share-diluted	$0.64	$0.51	$1.96	$1.86
Weighted average common shares outstanding-basic	25,336,587	25,288,695	25,319,479	25,270,831
Weighted average common shares outstanding-diluted	25,481,948	25,371,882	25,453,502	25,338,031

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statement of Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2007
(U.S. Dollars in Thousands Except for Per Share and Share Data)

	Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance – January 1, 2007	$255	$307,088	$42,644	$3,546		$353,533

Net income			49,878		49,878	49,878

Unrealized gain on short-term investments				89,336	89,336	89,336

Unrealized gain on currency translation on short-term investments, net				1,533	1,533	1,533

Unrealized derivative loss on cash flow hedges				(6,739)	(6,739)	(6,739)

Comprehensive income					$134,008

Cash dividends paid ($1.98 per share)			(50,521)			(50,521)

Issuance of 16,200 shares of nonvested stock, less forfeitures of 7,062 shares	-	-				-

Nonvested stock amortization		1,641				1,641

Balance – September 30, 2007	$255	$308,729	$42,001	$87,676		$438,661

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2007 and 2006
(U.S. Dollars in Thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$49,878	$47,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,778	19,638
Amortization of deferred financing costs	3,966	243
Amortization of value of time charterers acquired	(259)	1,383
Realized losses on forward currency contracts	7,041	-
Unrealized (gain) loss on derivative instruments	16	(2)
Unrealized gain on hedged short-term investment	(11,176)	-
Unrealized loss on forward currency contracts	5,259	-
Amortization of nonvested stock compensation expense	1,641	1,334
Gain on sale of vessel	(3,575)	-
Change in assets and liabilities:
(Increase) decrease in due from charterers	(2,279)	2
Increase in prepaid expenses and other current assets	(1,732)	(1,713)
Increase in accounts payable and accrued expenses	3,469	589
Increase (decrease) in deferred revenue	3,506	(1,093)
(Decrease) increase in deferred rent credit	(14)	269
Deferred drydock costs incurred	(2,679)	(1,333)

Net cash provided by operating activities	75,840	66,321

Cash flows from investing activities:
Purchase of vessels	(348,291)	(76)
Deposits on vessels to be acquired	(196,640)	(8,125)
Purchase of short-term investments	(115,526)	-
Payments on forward currency contracts, net	(7,002)	-
Proceeds from sale of vessel	13,004	-
Purchase of other fixed assets	(541)	(1,050)

Net cash used in investing activities	(654,996)	(9,251)

Cash flows from financing activities:
Proceeds from 2007 Credit Facility	826,200	-
Repayment of 2005 Credit Facility and Short-term Line	(288,933)	-
Proceeds from 2005 Credit Facility and Short-term Line	77,000	8,125
Cash dividends paid	(50,521)	(45,782)
Payment of deferred financing costs	(6,906)	(726)

Net cash provided by (used in) financing activities	556,840	(38,383)

Net (decrease) increase in cash	(22,316)	18,687

Cash and cash equivalents at beginning of period	73,554	46,912

Cash and cash equivalents at end of period	$51,238	$65,599

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$12,299	$6,491

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
 (U.S. Dollars in Thousands Except Per Share and Share Data)

Notes to Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2007 and 2006
(unaudited)

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

  On October 14, 2005, the Company acquired the Genco Muse a 2001 Handymax vessel and time charter contract for a total of $34,450 and was funded entirely by the Company’s credit facility entered into on July 29, 2005 (the “2005 Credit Facility”).  On July 10, 2006, the Company acquired the Genco Acheron, the Genco Commander, and the Genco Surprise for a total purchase price of $81,250, all of which were delivered in the fourth quarter of 2006.  During February 2007, the Company completed the sale of the Genco Glory to Cloud Maritime S.A. for $13,004, net of commission.  On July 18, 2007, the Company entered into an agreement to acquire nine Capesize vessels from companies within the Metrostar Management Corporation group for a net purchase price of $1,111,000, consisting of the value of the vessels and the liability for the below market time charter contracts acquired.  On August 10 and August 13, 2007, the Company also agreed to acquire six drybulk vessels (three Supramax and three Handysize) from affiliates of Evalend Shipping Co. S.A. for a net purchase price of $336,000, consisting of the value of the vessels and the liability for the below market time charter contract acquired.

On August 15, 2007, the Company decided to sell the two oldest vessels in its fleet, the Genco Commander and the Genco Trader, and as such are classified as held for sale.   On September 3, 2007, the Company reached an agreement to sell the Genco Commander, a 1994-built Handymax vessel, to Dan Sung Shipping Co. Ltd. for $44,450 less a 2% brokerage commission payable to a third party. The Company expects to realize a net gain of approximately $23,400 from the sale of the vessel in the fourth quarter of 2007.  Lastly, on October 2, 2007, the Company reached an agreement to sell the Genco Trader, a 1990-built Panamax vessel, to SW Shipping Co., Ltd for $44,000 less a 2% brokerage commission payable to a third party. The Company expects to realize a net gain of approximately $26,200 from the sale of the vessel in the first quarter of 2008.  Upon completion of these acquisitions and dispositions, Genco's fleet will consist of nine Capesize, six Panamax, three Supramax, six Handymax, and eight Handysize drybulk carriers, with a total carrying capacity of approximately 2,700,000 dwt and an average age of 7 years.

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of September 30, 2007:

Wholly Owned Subsidiaries	Vessels Acquired	dwt	Date Delivered	Year Built	Date Sold

Genco Reliance Limited	Genco Reliance	29,952	12/6/04	1999	—
Genco Glory Limited	Genco Glory	41,061	12/8/04	1984	2/21/07
Genco Vigour Limited	Genco Vigour	73,941	12/15/04	1999	—
Genco Explorer Limited	Genco Explorer	29,952	12/17/04	1999	—
Genco Carrier Limited	Genco Carrier	47,180	12/28/04	1998	—
Genco Sugar Limited	Genco Sugar	29,952	12/30/04	1998	—
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05	1999	—
Genco Progress Limited	Genco Progress	29,952	1/12/05	1999	—
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05	1997	—
Genco Success Limited	Genco Success	47,186	1/31/05	1997	—

Genco Beauty Limited	Genco Beauty	73,941	2/7/05	1999	—
Genco Knight Limited	Genco Knight	73,941	2/16/05	1999	—
Genco Leader Limited	Genco Leader	73,941	2/16/05	1999	—
Genco Marine Limited	Genco Marine	45,222	3/29/05	1996	—
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05	1997	—
Genco Trader Limited	Genco Trader	69,338	6/7/05	1990	—
Genco Muse Limited	Genco Muse	48,913	10/14/05	2001	—
Genco Commander Limited	Genco Commander	45,518	11/2/06	1994	—
Genco Acheron Limited	Genco Acheron	72,495	11/7/06	1999	—
Genco Surprise Limited	Genco Surprise	72,495	11/17/06	1998	—
Genco Augustus Limited	Genco Augustus	180,151	8/17/07	2007	—
Genco Tiberius Limited	Genco Tiberius	175,529	8/28/07	2007	—
Genco London Limited	Genco London	177,833	9/28/07	2007	—
Genco Titus Limited	Genco Titus	177,000	Q4 2007 (1)	2007 (2)	—
Genco Constantine Limited	Genco Constantine	180,000	Q2 2008 (1)	2008 (2)	—
Genco Hadrian Limited	Genco Hadrian	170,500	Q4 2008 (1)	2008 (2)	—
Genco Commodus Limited	Genco Commodus	170,500	Q2 2009 (1)	2009 (2)	—
Genco Maximus Limited	Genco Maximus	170,500	Q2 2009 (1)	2009 (2)	—
Genco Claudius Limited	Genco Claudius	170,500	Q2 2009 (1)	2009 (2)	—
Genco Predator Limited	Genco Predator	55,435	Q4 2007 (1)	2005	—
Genco Warrior Limited	Genco Warrior	55,435	Q4 2007 (1)	2005	—
Genco Hunter Limited	Genco Hunter	57,982	Q4 2007 (1)	2007(2)	—
Genco Charger Limited	Genco Charger	28,428	Q4 2007 (1)	2005	—
Genco Challenger Limited	Genco Challenger	28,428	Q4 2007 (1)	2003	—
Genco Champion Limited	Genco Champion	28,445	Q4 2007 (1)	2006	—

(1) Dates for vessels being delivered in the future are estimates based on guidance received from the sellers and/or the respective shipyards.
(2) Built dates for vessels delivering in the future are estimates based on guidance received from the sellers and respective shipyards.

Prior to its initial public offering, GS&T was 100% owned by Fleet Acquisition LLC, a limited liability company organized on November 3, 2004 under the laws of the Marshall Islands.  Fleet Acquisition LLC was owned approximately 65.65% by OCM Principal Opportunities III Fund, L.P. and OCM Principal Opportunities Fund IIIA, L.P., collectively, (“Oaktree”) of which Oaktree Management LLC is the General Partner, approximately 26.57% by Peter Georgiopoulos, and 7.78% by others.  As of December 31, 2005, Fleet Acquisition LLC maintained a 53.08% ownership in the Company.  On April 14, 2006, Fleet Acquisition LLC distributed 1,050,210 shares to certain of its members, and on December 15, 2006, Fleet Acquisition LLC distributed 3,587,361 shares to Peter Georgiopoulos, our Chairman.  As a result, at December 31, 2006, Oaktree beneficially owned approximately 34.75% of the Company through Fleet Acquisition, LLC and Peter Georgiopoulos beneficially owned approximately 14.08%.  In January 2007, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) to register possible future offerings, including possible resales by Fleet Acquisition LLC.  That registration statement, as amended, was declared effective by the SEC on February 7, 2007.  Fleet Acquisition LLC utilized that registration statement to conduct an underwritten offering of 4,830,000 shares it owned, including an over-allotment option granted to underwriters for 630,000 shares which the underwriters exercised in full.  Following completion of that offering, Fleet Acquisition LLC owns 15.80% of our common stock.   See Note 20 - Subsequent Events for a summary of equity offering by the Company and the offering by Fleet Acquisition LLC that was consummated in October 2007.

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

Included in the standard time charter contracts with our customers are certain performance parameters, which if not met can result in customer claims.  As of September 30, 2007, the Company had a reserve of $134 against due from charterers balance and an additional reserve of $725 in deferred revenue, each of which is associated with estimated customer claims against the Company including time charter performance issues.  As of December 31, 2006, the Company had a reserve of $187 against due from charterers balance and an additional reserve of $571 in deferred revenue, each of which is associated with estimated customer claims against the Company, including time charter performance issues.

Vessel operating expenses

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, and other miscellaneous expenses. Vessel operating expenses are recognized when incurred.

Vessels, net

Vessels, net are stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage.  The Company also considers interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel.  Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard.

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight ton (lwt). At September 30, 2007 and December 31, 2006, the Company estimated the residual value of vessels to be $175/lwt.

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

Inventory

Inventory consists of lubricants and bunkers (fuel) which are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.  Inventory is included in prepaid expenses and other current assets.

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

For three and nine months ended September 30, 2007 and 2006, no impairment charges were recorded, based on the analysis described above.

Deferred financing costs

Deferred financing costs, included in other assets, consist of fees, commissions and legal expenses associated with obtaining loan facilities. These costs are amortized over the life of the related debt, which is included in interest expense.   During July 2007, the Company refinanced its existing facilities (the Short-Term Line and the 2005 Credit Facility, as described below in Note 8 – Long-Term Debt) resulting in the non-cash write-off of the unamortized deferred financing cost of $3,568 to interest expense.

Cash and cash equivalents

The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less to be cash equivalents.

Short-term investments

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as Available For Sale ("AFS") and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of other comprehensive income (“OCI”).  Effective August 16, 2007, the Company has elected hedge accounting for forward currency contracts in place associated with the cost basis of the Jinhui shares, and therefore the unrealized currency gain or loss associated with the cost basis in the Jinhui shares will now be reflected in the income statement as a component of income or loss from derivative instruments to offset the gain or loss associated with these forward currency contracts.  The cost of securities when sold is based on the specific identification method.  Realized gains and losses on the sale of these securities will be reflected in the consolidated statement of operations in other (expense) income. Additionally, the realized gain or loss on the forward currency contracts is reflected in the Consolidated Statement of Cash Flows as an investing activity and is reflected in the caption Payments on forward currency contracts, net.

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

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned.  Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues.

Comprehensive income

The Company follows SFAS No. 130 “Reporting Comprehensive Income,” which establishes standards for reporting and displaying comprehensive income and its components in financial statements.  Comprehensive income is comprised of net income and amounts related to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as well as unrealized gains or losses associated with the Company's short-term investments.

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

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include vessel and drydock valuations and the valuation of amounts due to / due from charterers.  Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral.  The Company earned 100% of revenues from twelve and eleven customers for the three months ended September 30, 2007 and 2006, respectively, and 100% of revenues from seventeen and eleven customers for the nine months ended September 30, 2007 and 2006, respectively.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at September 30, 2007 and December 31, 2006.

For the three months ended September 30, 2007 there are four customers that individually accounted for more than 10% of revenue, which represented 15.66%, 14.08%, 12.98% and 10.27% of revenue, respectively.  For the three months ended September, 2006 there were three customers that individually accounted for more than 10% of revenue, which represented 21.93%, 16.32% and 10.79% of revenue, respectively.

For the nine months ended September 30, 2007 there was one customer that individually accounted for more than 10% of revenue, which represented 15.90%, of revenue.  For the nine months ended September, 2006 there were two customers that individually accounted for more than 10% of revenue, which represented 23.09% and 16.07% of revenue, respectively.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments such as amounts due to / due from charterers, and accounts payable approximate their individual carrying amounts as of September 30, 2007 and December 31, 2006 due to their short-term maturity or the variable-rate nature of the respective borrowings.

The fair value of the interest rate swaps and forward currency contracts (used for purposes other than trading) is the estimated amount the Company would receive to terminate these agreements at the reporting date, taking into account current interest rates and the creditworthiness of the counterparty for assets and creditworthiness of the Company for liabilities.  See Note 10 - Fair Value of Financial Instruments for additional disclosure on the fair values of long term debt, derivative instruments, and available-for-sale securities.

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) in the first quarter of 2007.

Derivative financial instruments:

Interest rate risk management

The Company is exposed to the impact of interest rate changes.  The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to borrowings primarily for the purpose of acquiring drybulk vessels.  These borrowings are subject to a variable borrowing rate. The Company uses forward starting pay-fixed receive-variable interest rate swaps to manage future interest costs and the risk associated with changing interest rate obligations.  These swaps are designated as cash flow hedges of future variable rate interest payments and are tested for effectiveness on a quarterly basis.

 The differential to be paid or received for the effectively hedged portion of any swap agreement is recognized as an adjustment to interest expense as incurred.  Additionally, the changes in value for the portion of the swaps that are effectively hedging future interest payments are reflected as a component of OCI.

For the portion of the forward interest rate swaps that are not effectively hedged, the change in the value and the rate differential to be paid or received is recognized as income or (expense) from derivative instruments and is listed as a component of other (expense) income until such time the Company has obligations against which the swap is designated and is an effective hedge.

Currency risk management

The Company currently holds an investment in Jinhui shares that are traded on the Oslo Stock Exchange located in Norway, and as such, the Company is exposed to the impact of exchange rate changes on this available-for-sale security denominated in Norwegian Kroner.  The Company’s objective is to manage the impact of exchange rate changes on its earnings and cash flows in relation to its cost basis associated with its short-term investments. The Company uses foreign currency forward contracts to protect its original investment from changing exchange rates.

The change in the value of the forward currency contracts is recognized as income or (expense) from derivative instruments and is listed as a component of other (expense) income.  Effective August 16, 2007, the Company elected to utilize fair value hedge accounting for these instruments whereby the change in the value in the forward contracts continues to be recognized as income or (expense) from derivative instruments and is listed as a component of other (expense) income.  Fair value hedge accounting then accelerates the recognition of the effective portion of the currency translation gain or (loss) on the Available for Sale Security from August 16, 2007 from OCI into income or (expense) from derivative instruments and is listed as a component of other (expense) income.  Time value of the forward contracts are excluded from effectiveness testing and recognized currently in income.

New accounting pronouncements

In September 2006, FASB issued SFAS No.157, "Fair Value Measurements", which enhances existing guidance for measuring assets and liabilities using fair value. Previously, guidance for applying fair value was incorporated in several accounting pronouncements.  The new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  While the statement does not add any new fair value measurements, it does change current practice. One such change is a requirement to adjust the value of nonvested stock for the effect of the restriction even if the restriction lapses within one year.  The early adoption of SFAS No. 157 on January 1, 2007, did not have a material impact on the financial statements of the Company.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (“SFAS No. 159”).  Under this statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings.  This election is irrevocable.  SFAS No. 159 is effective for the Company commencing in 2008.  Early adoption within 120 days of the beginning of the year is permissible, provided the Company has adopted SFAS No. 157.  The adoption of SFAS 159 on January 1, 2008, is not expected to have a material impact on the financial statements of the Company.

3 - CASH FLOW INFORMATION

The Company currently has eight interest rate swaps, and these swaps are described and discussed in Note 8. The fair value of one of the swaps is in an asset position of $3,289 and the other seven are in a liability position of $6,389 as of September 30, 2007.  At December 31, 2006, there were a total of three interest rate swaps of which one of the swaps was in an asset position of $4,462 and other two swaps were in a liability position of $807.

The Company had non-cash operating and investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $417 for the purchase of vessels, $235 associated with deposits on vessels, $116 for the purchase of short-term investments, and $23 for the purchase of fixed assets for the nine months ended September 30, 2007 and $0 for the nine months ended September 30, 2006.   Additionally, the Company had items in prepaid expenses and other current assets consisting of $1,183 which had reduced the deposits on vessels.

On February 8, 2007, the Company granted nonvested stock to certain directors and employees. The fair value of such nonvested stock was $494 on the grant date and was recorded in equity.  Additionally, during January 2007, nonvested stock forfeited amounted to $54 for shares granted in 2005 and is recorded in equity.  Lastly during May 2007, nonvested stock forfeited amounted to $88 for shares granted in 2006 and 2005 and is recorded in equity.

During 2006, the Company granted nonvested stock to its employees. The fair value of such nonvested stock was $2,018 on the grant date and was recorded in equity.  Additionally, during 2006, nonvested stock forfeited amounted to $12 for shares granted in 2005 and is recorded in equity.

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

On August 15, 2007, the Company decided to sell the two oldest vessels in its fleet, the Genco Commander and the Genco Trader, and as such are classified as held for sale.   On September 3, 2007, the Company reached an agreement to sell the Genco Commander, a 1994-built Handymax vessel, to Dan Sung Shipping Co. Ltd. for $44,450 less a 2% brokerage commission payable to a third party. The Company expects to realize a net gain of approximately $23,400 from the sale of the vessel in the fourth quarter of 2007.  Lastly, on October 2, 2007, the Company reached an agreement to sell the Genco Trader, a 1990-built Panamax vessel, to SW Shipping Co., Ltd for $44,000 less a 2% brokerage commission payable to a third party. The Company expects to realize a net gain of approximately $26,200 from the sale of the vessel in the first quarter of 2008.

     On August 10 and August 13, 2007, the Company also agreed to acquire six drybulk vessels (three Supramax and three Handysize) from affiliates of Evalend Shipping Co. S.A. for a net purchase price of $336,000, consisting of the value of the vessels and the liability for the below market time charter contract acquired .

In July 2007 the Company entered into an agreement to acquire nine Capesize vessels from companies within the Metrostar Management Corporation group for a net purchase price of $1,111,000, consisting of the value of the vessels and the liability for the below market time charter contracts acquired.  Two of the nine Capesize vessels, the Genco Augustus and Genco Tiberius, were built in the first quarter of 2007 and were delivered to Genco on August 17 and August 28, 2007, respectively. Additionally on September 28, 2007, the Company took delivery of the Genco London, a newly built vessel.  The remaining six Capesize vessels are expected to be built, and subsequently delivered to Genco, between the fourth quarter of 2007 and the third quarter of 2009. Upon completion of these acquisitions and dispositions, Genco's fleet will consist of nine Capesize, six Panamax, three Supramax, six Handymax, and eight Handysize drybulk carriers, with a total carrying capacity of approximately 2,700,000 dwt and an average age of 7 years.

As the three Capesize vessels delivered in the third quarter of 2007 had existing below market time charters at the time of the acquisition, the Company recorded a liability for time charter acquired of $43,598 which is being amortized as an increase to voyage revenues during the remaining term of each respective time charter. For the three and nine months ended September 30, 2007, $1,503 was amortized into revenue.  No amortization occurred during 2006 as the transaction occurred in 2007.  This balance will be amortized into revenue as follows: $4,467 for the remainder of 2007, $17,769 for 2008, $17,600 for 2009, and $2,259 for 2010.  The remaining unamortized liability for time charter acquired at September 30, 2007 and December 31, 2006 is $42,095 and $0, respectively.

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

On October 14, 2005, the Company took delivery of the Genco Muse, a 48,913 dwt Handymax drybulk carrier and the results of its operations is included in the consolidated results of the Company after that date. The vessel is a 2001 Japanese-built vessel. The total purchase price was $34,450, consisting of the vessel and the value of the time charter contract acquired. See Note 12 – Other Assets for the accounting associated with the above market time charter contract.

See Note 1 for discussion on the acquisition of our initial 16 drybulk carriers.

The purchase and sale of the aforementioned vessels is consistent with the Company's strategy of selectively expanding the number and maintaining the high-quality vessels in the fleet.

5 – SHORT-TERM INVESTMENTS

The Company holds an investment of 15,296,900 shares of Jinhui capital stock and is recorded at the fair value of $217,648 based on the closing price of 76.75 NOK at September 28, 2007.  The unrealized gain due to the appreciation of stock and currency translation gain at September 30, 2007 is $89,336 and $12,709, respectively.   The unrealized currency translation gain through August 16, 2007 of $1,533 is recorded as a component of OCI since this investment is designated as an AFS security.  However, effective on August 16, 2007, the Company elected to utilize hedge accounting for forward contracts hedging the currency risk associated with the Norwegian Kroner cost basis in the Jinhui stock.  Fair value hedge accounting resulted in recognizing both an unrealized currency translation gain of $11,176 on the stock basis and an offsetting loss on the forward contracts.  The unrealized appreciation in the stock and the currency translation gain above the cost basis are recorded as a component of OCI.  Realized gains and losses on the sale of these securities will be reflected in the consolidated statement of operations in other (expense) income once sold.  Time value of the forward contracts are excluded from effectiveness testing and recognized currently in income.  At September 30, 2007, an immaterial amount was recognized in income or (expense) from derivative instruments associated with excluded time value and ineffectiveness.

At September 30, 2007, the Company had two short-term forward currency contracts to hedge the Company’s exposure to the Norwegian Kroner related to the cost basis of Jinhui stock as described above.  These forward currency contracts for a notional amount of 685.1 million NOK (Norwegian Kroner) or $121,702, all matured on October 17, 2007. The Company entered into another forward currency contract expiring November 16, 2007 for the same notional amount of 685.1 million NOK for $126,396.  For the nine months ended September 30, 2007, the net losses (realized and unrealized) of $1,103 related to the forward currency contracts and to the hedged translations gain on the cost basis of the Jinhui stock are reflected as (loss) income from derivative instruments and are included as a component of other (expense) income.  The short-term liability associated with the forward currency contracts at September 30, 2007 is $5,259, and is presented as the fair value of derivatives on the balance sheet.  The loss associated with this liability is included in the net gain from derivative instruments.

6 - EARNINGS PER COMMON SHARE

The computation of basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings (loss) per share assumes the vesting of nonvested stock awards (see Note 18), for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the three and nine months ended September 30, 2007 and 2006, the restricted stock grants are dilutive.

  The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	25,336,587	25,288,695	25,319,479	25,270,831

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	25,336,587	25,288,695	25,319,479	25,270,831

Weighted average restricted stock awards	145,361	83,187	134,023	67,200

Weighted average common shares outstanding, diluted	25,481,948	25,371,882	25,453,502	25,338,031

7 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

In June 2006, the Company made an employee performing internal audit services available to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board, Chief Executive Officer and President, and Stephen A. Kaplan, one of the Company’s directors, also serves as a director.   For the nine months ended September 30, 2007 and 2006, the Company invoiced $93 and $17, respectively, to GMC for the time associated with such internal audit services.  At September 30, 2007 and December 31, 2006, the amount due the Company from GMC is $0 and $25, respectively.

During the nine months ended September 30, 2007 and 2006, the Company incurred travel and other sundry related expenditures totaling $119 and $186, respectively, reimbursable to GMC or its service provider, where the Company Chairman, Peter C. Georgiopoulos also serves as Chairman of the Board, Chief Executive Officer and President, and Stephen A. Kaplan also serves as a director.  For the nine months ended September 30, 2006 approximately, $49 of these travel expenditures were paid from the gross proceeds received from the initial public offering and as such were included in the determination of net proceeds. There were no amounts due to GMC or its service provider at September 30, 2007 and December 31, 2006.

During the nine months ended September 30, 2007 and 2006, the Company incurred legal services aggregating $133 and $64 from Constantine Georgiopoulos, father of Peter C. Georgiopoulos, Chairman of the Board. At September 30, 2007 and December 31, 2006, $104 and $54, respectively, was outstanding to Constantine Georgiopoulos.

In December 2006, the Company engaged the services of WeberCompass (Hellas) S.A. (“WC”), a shipbroker, to facilitate the sale of the Genco Glory.  One of our directors, Basil G. Mavroleon, is a Managing Director of WC and a Managing Director and shareholder of Charles R. Weber Company, Inc., which is 50% shareholder of WC.  WC was paid a commission of $132, or 1% of the gross selling price of the Genco Glory. No amounts were due to WC at September 30, 2007 or at December 31, 2006.

During 2007, the Company utilized the services of North Star Maritime, Inc. (“NSM”) which is owned and operated by one of our directors, Rear Admiral Robert C. North, USCG (ret.).  NSM, a marine industry consulting firm, specializes in international and domestic maritime safety, security and environmental protection issues.  NSM billed $12 for services rendered.  There are no amounts due to NSM at September 30, 2007 and December 31, 2006.

8 - LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2007	December 31, 2006

Outstanding total debt	$826,200	$211,933
Less: Current portion	259,949	4,322

Long-term debt	$566,251	$207,611

The above table reflects $259,949 as current debt as of September 30, 2007, of which $214,000 was repaid in October 2007 using proceeds raised from the equity offering described in Note 20 - Subsequent Events.  The $214,000 which was repaid was not a required repayment per the 2007 Credit Facility but was the primary purpose of the offering, and as such, is reflected as current debt.  Additionally, as required by the 2007 Credit Facility, the Company is required to repay a pro-rata portion of the long-term debt upon the sale of a mortgaged vessel.  The repayment amount is calculated by dividing the value of the mortgaged vessels being sold by the value of the entire mortgaged fleet at time of sale and multiplying such percentage by the total expected debt outstanding at time of sale and as such the Company estimates that approximately $45,949 will be required to be repaid based on the pending sale of the Genco Commander and Genco Trader.

2007 Credit Facility

On July 20, 2007, the Company entered into a new credit facility with DnB Nor Bank ASA (the “2007 Credit Facility”) for the purpose of acquiring the nine new Capesize vessels and refinancing the Company’s existing 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent. The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the 2005 Credit Facility and the Short-Term Line, and these two facilities have accordingly been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility is $1,377,000.  Subsequent to the equity offering described in Note 20 - Subsequent Events, the Company is no longer required pay up to $6,250 or such lesser amount as is available from Net Cash Flow (as defined in the credit agreement for the 2007 Credit Facility) each fiscal quarter to reduce borrowings under the 2007 Credit Facility.  Effective October 1, 2007, $550,800 remains available to fund future vessel acquisitions.  The Company may borrow up to $50,000 of the $550,800 for working capital purposes.  On October 5, 2007, after repayment of $214,000 of borrowings under the 2007 Credit Facility, $764,800 remains available to fund future vessel acquisitions.

Under the 2007 Credit Facility, subject to the conditions set forth in the credit agreement, the Company may borrow an amount up to $1,377,000.  Amounts borrowed and repaid under the 2007 Credit Facility may be reborrowed.  The 2007 Credit Facility has a maturity date of July 20, 2017, or ten years from the signing date of the 2007 Credit Agreement.

Loans made under the 2007 Credit Facility may be used for the following:

•
up to 100% of the en bloc purchase price of $1,111,000 for nine modern drybulk Capesize vessels, which the Company has agreed to purchase from companies within the Metrostar Management Corporation group;

•	repayment of amounts previously outstanding under the Company’s 2005 Credit Facility, or $206,233;
•	the repayment of amounts previously outstanding under the Company’s Short-Term Line, or $77,000;
•
possible acquisitions of additional dry bulk carriers between 25,000 and 180,000 dwt that are up to ten years of age at the time of delivery and not more than 18 years of age at the time of maturity of the new credit facility;

•	up to $50,000 of working capital; and
•	the issuance of up to $50,000 of standby letters of credit. At September 30, 2007, there were no letters of credit issued under the 2007 Credit Facility.

All amounts owing under the 2007 Credit Facility are secured by the following:

•	cross-collateralized first priority mortgages of each of the Company’s existing vessels and any new vessels financed with the new credit facility;
•	an assignment of any and all earnings of the mortgaged vessels;
•	an assignment of all insurances of the mortgaged vessels;
•	a first priority perfected security interest in all of the shares of Jinhui owned by the Company;
•
an assignment of the shipbuilding contracts and an assignment of the shipbuilder’s refund guarantees meeting the Administrative Agent’s criteria for any additional newbuildings financed under the new credit facility; and

•	a first priority pledge of the Company’s ownership interests in each subsidiary guarantor.

The Company has completed a pledge of its ownership interests in the subsidiary guarantors that own the nine Capesize vessels to be acquired.  The other collateral described above was pledged, as required, within thirty days of the effective date of the 2007 Credit Facility.

The Company’s borrowings under the 2007 Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) for an interest period elected by the Company of one, three, or six months, or longer if available, plus the Applicable Margin (which is 0.90% per annum for the first five years of the 2007 Credit Facility and 0.95% thereafter).  If the Company’s ratio of Total Debt to Total Capitalization (each as defined in the credit agreement for the 2007 Credit Facility) is less than 70%, the Applicable Margin decreases to 0.85% and 0.90%, respectively.  In addition to other fees payable by the Company in connection with the 2007 Credit Facility, the Company paid a commitment fee at a rate of 0.20% per annum of the daily average unutilized commitment of each lender under the facility until September 30, 2007, and 0.25% thereafter.

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
•
After July 20, 2007, consolidated net worth must be no less than $263,300 plus 80% of the value of the any new equity issuances of the Company from June 30, 2007.  See Note 20 - Subsequent Events for summary of equity offering completed in October 2007 which would require the consolidated net worth to be no less than approximately $434,400.

•
The aggregate fair market value of the mortgaged vessels must at all times be at least 130% of the aggregate outstanding principal amount under the new credit facility plus all letters of credit outstanding; the Company has a 30 day remedy period to post additional collateral or reduce the amount of the revolving loans and/or letters of credit outstanding.

Other covenants in the 2007 Credit Facility are substantially similar to the covenants in the Company’s previous credit facilities. For the period since facility inception through September 30, 2007, the Company has been in compliance with these covenants.

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

Due to refinancing of the Company’s previous facilities, the Company incurred a non-cash write-off of the unamortized deferred financing cost in the amount of $3,568 associated with the Company’s previous facilities.

The following table sets forth our maturity dates of the outstanding debt of $826,200 at September 30, 2007 under the 2007 Credit Facility.  The table reflects as due in the fourth quarter of 2007, the approximate amount of the equity proceeds described in Note 20 - Subsequent Events that management utilized to repay a portion of the outstanding debt on the 2007 Credit Facility and the estimated repayment required due to the pending sale of the Genco Commander.  The estimated repayment required due to the pending sale of the Genco Trader is expected to occur in the first quarter of 2008.   The repayment of the debt due to the sale of the two vessels is estimated based on current market values, the estimated delivery dates of the vessels to be acquired and the estimated disposal dates for the Genco Commander and Genco Trader,

Period Ending December 31,	Total

2007 (October 1, 2007 – December 31, 2007)	$237,368
2008	22,581
2009	-
2010	-
2011	-
Thereafter	566,251

Total long-term debt	$826,200

Interest rates

The effective interest rate associated with the interest expense for the 2005 Credit Facility, the Short-term Line and the 2007 Credit Facility, and including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, including the cost associated with unused commitment fees with these facilities for the three months ended September 30, 2007 was 6.16%.  The effective interest rate associated with the interest expense for the 2005 Credit Facility, and including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, including the cost associated with unused commitment fees with these facilities for the three months ended September 30, 2006, was 6.74%.  The interest rate on the debt, excluding the unused commitment fees, ranged from 5.91% to 6.66% and from 6.14% to 6.45% for the three months ended September 30, 2007 and 2006, respectively.

The effective interest rate associated with the interest expense for the 2005 Credit Facility, the Short-term Line and the 2007 Credit Facility, and including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, including the cost associated with unused commitment fees with these facilities for the nine months ended September 30, 2007 was 6.34%.  The effective interest rate associated with the interest expense for the 2005 Credit Facility, and including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, including the cost associated with unused commitment fees with these facilities for the nine months ended September 30, 2006, was 6.56%.  The interest rate on the debt, excluding the unused commitment fees, ranged from 5.91% to 6.66% and from 5.20% to 6.45% for the nine months ended September 30, 2007 and 2006, respectively.

Short-Term Line

On May 3, 2007, the Company entered into a short-term line of credit facility under which DnB NOR Bank ASA, Grand Cayman Branch and Nordea Bank Norge ASA, Grand Cayman Branch served as lenders (the “Short-Term Line”).  The Short-Term Line was entered into to fund a portion of acquisitions we may make of shares of capital stock of Jinhui.  The Short-Term Line, allowed us to borrow up to $155,000 for such acquisitions, and we borrowed $77,000 under the Short-Term Line.  The term of the Short-Term Line was for 364 days, and the interest on amounts drawn was payable at the rate of LIBOR plus a margin of 0.85% per annum for the first six month period and LIBOR plus a margin of 1.00% for the remaining term.  We were also obligated to pay certain commitment and administrative fees in connection with the Short-Term Line.  The Company as required pledged all of the Jinhui shares it has purchased as collateral against the Short-Term Line.  The Short-Term Line incorporated by reference certain covenants from our 2005 Credit Facility described below.

The Short-Term Line has been refinanced under the 2007 Credit Facility.

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

Interest on the amounts drawn was payable at the rate of 0.95% per annum over LIBOR until the fifth anniversary of the closing of the 2005 Credit Facility and 1.00% per annum over LIBOR thereafter. We were also obligated to pay a commitment fee equal to 0.375% per annum on any undrawn amounts available under the facility. On July 29, 2005, the Company paid an arrangement fee to the lenders of $2.7 million on the original commitment of $450,000 and an additional $600 for the $100,000 commitment increase which equates to 0.6% of the total commitment of $550,000 as of July 12, 2006. These arrangement fees along with other costs were capitalized as deferred financing costs.

Under the terms of our 2005 Credit Facility, we were permitted to pay or declare dividends in accordance with our dividend policy so long as no default or event of default has occurred and is continuing or would result from such declaration or payment.

The 2005 Credit Facility had certain financial covenants that require the Company, among other things, to:  ensure that the fair market value of the collateral vessels maintains a certain multiple as compared to the outstanding indebtedness; maintain a specified ratio of total indebtedness to total capitalization; maintain a specified ratio of earnings before interest, taxes, depreciation and amortization to interest expense; maintain a net worth of approximately $263,000; and maintain working capital liquidity in an amount of not less than $500 per vessel securing the borrowings.  Additionally, there were certain non-financial covenants that required the Company, among other things, to provide the lenders with certain legal documentation, such as the mortgage on a newly acquired vessel using funds from the 2005 Credit Facility, and other periodic communications with the lenders that include certain compliance certificates at the time of borrowing and on a quarterly basis.  For the period since facility inception through retirement of the facility, the Company was in compliance with these covenants, except for an age covenant in conjunction with the acquisition of the Genco Commander, a 1994 vessel, for which the Company obtained a waiver for the term of the agreement.

The 2005 Credit Facility permitted the issuance of letters of credit up to a maximum amount of $50,000. The conditions under which letters of credit can be issued were substantially the same as the conditions for borrowing funds under the facility. Each letter of credit must terminate within twelve months, but can be extended for successive periods also not exceeding twelve months. The Company would pay a fee of 1/8 of 1% per annum on the amount of letters of credit outstanding. At December 31, 2006, there were no letters of credit issued under the 2005 Credit Facility.

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

The 2005 Credit Facility has been refinanced with the 2007 Credit Facility.

Letter of credit

In conjunction with the Company entering into a new long-term office space lease (See Note 16 - Lease Payments), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit. As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank.   The letter of credit amount as of September 30, 2007 is $520.  The letter of credit is subject to a fee of 1% per annum. The letter of credit is cancelable on each renewal date provided the landlord is given 150 days minimum notice.

Interest rate swap agreements

The Company entered into eight interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $631,233 and the swaps have specified rates and durations.  The following table summarizes the interest rate swaps in place as of September 30, 2007 and December 31, 2006:

Interest Rate Swap Detail				September 30, 2007	December 31, 2006
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
9/7/07	4.56%	10/1/07	12/31/09	75,000
7/31/07	5.115%	11/30/07	11/30/11	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000

				$631,233	$206,233

The differential to be paid or received for these swap agreements are recognized as an adjustment to interest expense as incurred.  The Company is currently utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of OCI.  The ineffective portion is recognized as income or loss from derivative instruments which is a component of other (expense) income.  For any period of time that the Company did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation was recognized as income or (loss) from derivative instruments and was listed as a component of other (expense) income.

The interest income reclassified from OCI as an adjustment to interest expense pertaining to the interest rate swaps for the three months ended September 30, 2007 and 2006 was $251 and $240, respectively.  Interest income pertaining to the interest rate swaps for the nine months ended September 30, 2007 and 2006 was $745 and $385, respectively.

The swap agreements, with effective dates prior to September 30, 2007, synthetically convert variable rate debt to the fixed interest rate of swap plus the Applicable Margin (which is 0.85% per annum for the first five years of the 2007 Credit Facility and 0.90% thereafter).  If the Company’s ratio of Total Debt to Total Capitalization (each as defined in the credit agreement for the 2007 Credit Facility) is greater than or equal to 70%, the Applicable Margin increases to 0.90% for the first five years and 0.95% thereafter.

The asset associated with swaps at September 30, 2007 is $3,289 and the asset associated with the swaps at December 31, 2006 is $4,462, and are presented as the fair value of derivatives on the balance sheet.  The liability associated with the swaps at September 30, 2007 is $6,389 and $807 at December 31, 2006, and is presented as the fair value of derivatives on the balance sheet.  As of September 30, 2007 and December 31, 2006, the Company has accumulated OCI of ($3,193) and $3,546, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in income or (loss) from derivative instruments of ($16) for the three and nine months ended September 30, 2007.  The change in value of the swaps prior to being designated resulted in income or (loss) from derivative instruments of ($2,195) and $2, respectively for the three and nine months ended September 30, 2006.  At September 30, 2007, ($743) of OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income included in the accompanying consolidated balance sheets consist of net unrealized gain (loss) from AFS, net gain (loss) on derivative instruments designated and qualifying as cash-flow hedging instruments, and cumulative translation adjustments on the AFS investment in Jinhui stock as September 30, 2007.

	Accumulated OCI	Unrealized Gain (loss) on Derivative Instruments	Unrealized Gain on AFS	Currency Translation Gain (loss) on AFS
OCI – January 1, 2007	$3,546	$3,546	$-	$-
Unrealized gain on AFS	89,336		89,336	-
Translation gain on AFS	12,709			12,709
Translation gain reclassed to income (loss) from derivative instruments	(11,176)			(11,176)
Unrealized gain (loss) on derivative instruments, net	(5,994)	(5,994)
Interest income reclassed to income (loss) from derivative instruments derivative	(745)	(745)
OCI – September 30, 2007	$87,676	$(3,193)	$89,336	$1,533

10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated carrying and fair values of the Company’s financial instruments are as follows:

	September 30, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$51,238	$51,238	$73,554	$73,554
Short-term investments	217,648	217,648	-	-
Floating rate debt	826,200	826,200	211,933	211,933
Derivative instruments – asset position	3,289	3,289	4,462	4,462
Derivative instruments – liability position	11,648	11,648	807	807

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

The following table summarizes the valuation of our short-term investments and financial instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed:

	September 30, 2007
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Short-term investments	$217,648	$217,648
Derivative instruments – asset position	3,289		3,289
Derivative instruments – liability position	11,648		11,648

The Company holds an investment in the capital stock of Jinhui and is classified as a short-term investment.  The stock of Jinhui is publicly traded on the Norwegian stock exchange and is considered a Level 1 item.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR swap rate.  The LIBOR swap rate is observable at commonly quoted intervals for the full term of the swaps and therefore is considered a level 2 item.  In addition, the Company’s derivative instruments include forward currency contracts based on the Norwegian Kroner, which is observable at commonly quoted intervals for the full term of the swaps and therefore is considered a Level 2 item. For the derivative instruments in an asset position, the credit standing of the counterparty is analyzed and factored into the fair value measurement of the asset.  SFAS No. 157 states that the fair value measurement of a liability must reflect the nonperformance risk of the entity. Therefore, the impact of the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments in a liability position.

11 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:
	September 30, 2007	December 31, 2006
Lubricant inventory and other stores	$2,038	$1,671
Prepaid items	1,977	820
Insurance Receivable	1,339	783
Other	2,337	1,369
Total	$7,691	$4,643

12 – OTHER ASSETS, NET

Other assets consist of the following:

(i) Deferred financing costs which include fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized over the life of the related debt, which is included in interest expense. The Company has unamortized deferred financing costs of $6,267 at September 30, 2007 associated with the 2007 Credit Facility and $3,794 at December 31, 2006 for the 2005 Credit Facility.   Accumulated amortization of deferred financing costs as of September 30, 2007 and December 31, 2006 was $126 and $468, respectively.  During July 2007, the Company refinanced its previous facilities (the Short-Term Line and the 2005 Credit Facility) resulting in the non-cash write-off of the unamortized deferred financing cost of $3,568 to interest expense.

(ii) Value of time charter acquired which represents the value assigned to the time charter acquired with the Genco Muse in October 2005.  The value assigned to the time charter was $3,492.  This intangible asset was amortized as a component of revenue over the minimum life of the time charter.  The amount amortized for this intangible asset was $326 and $466 for three months ended September 30, 2007 and 2006, respectively and $1,244 and $1,383 for the nine months ended September 30, 2007 and 2006, respectively.    At September 30, 2007 and December 31,

2006, $0 and $1,244, respectively, remains unamortized, and has been fully amortized during 2007.

13 - FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2007	December 31, 2006
Fixed assets:
Vessel equipment	$810	$533
Leasehold improvements	1,146	1,146
Furniture and fixtures	347	210
Computer equipment	337	336
Total cost	2,640	2,225
Less: accumulated depreciation and amortization	622	348
Total	$2,018	$1,877

14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2007	December 31, 2006
Accounts payable	$3,114	$1,885
Accrued general and administrative expenses	6,342	2,936
Accrued vessel operating expenses	2,590	2,963

Total	$12,046	$7,784

15 - REVENUE FROM TIME CHARTERS

Total revenue earned on time charters for the three months ended September 30, 2007 and 2006 was $45,630 and $32,642, respectively, and for the nine months ended September 30, 2007 and 2006 was $119,697 and $97,516, respectively.  Included in revenues for both the three months and the nine months ended September 30, 2007, is $400 received from loss of hire insurance associated with the Genco Trader’s unscheduled off-hire due to repairs and maintenance in the first half of 2007.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of September 30, 2007 is expected to be $56,877 for the balance of 2007 and $195,793 during 2008, $143,583 during 2009, $53,761 during 2010, and $1,929 for 2011, assuming 20 days of off-hire due to any scheduled drydocking and no additional off-hire time is incurred.  Future minimum revenue excludes the future acquisitions of the remaining six Capesize vessels, three Supramax vessels and three Handysize vessels to be delivered to Genco in the future, since estimated delivery dates are not firm.

16 - LEASE PAYMENTS

In September 2005, the Company entered into a 15-year lease for office space in New York, New York.  The monthly rental is as follows:  Free rent from September 1, 2005 to July 31, 2006, $40 per month from August 1, 2006 to August 31, 2010, $43 per month from September 1, 2010 to August 31, 2015, and $46 per month from September 1, 2015 to August 31, 2020.  The Company obtained a tenant work credit of $324.  The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company has a deferred rent credit at September 30, 2007 and December 31, 2006 of $729 and $743, respectively.  The Company has the option to extend the lease for a period of 5 years from September 1, 2020 to August 31, 2025.  The rent for the renewal period will be based on prevailing market rate for the six months prior to the commencement date of the extension term.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $122 for the remaining portion of 2007, and $486 per year for 2008 through 2009, $496 for 2010 and $518 for 2011 and $4,650 thereafter.

17 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan which is available to full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis.  The matching contribution vests immediately.  For three months ended September 30, 2007 and 2006, the Company’s matching contribution to the Plan was $25 and $19, respectively, and for the nine months ended September 30, 2007 and 2006, the Company’s matching contribution to the Plan was $90 and $70, respectively.

18- NONVESTED STOCK AWARDS

On July 12, 2005, the Company’s board of directors approved the Genco Shipping and Trading Limited 2005 Equity Incentive Plan (the “Plan”).  Under this plan, the Company’s board of directors, the compensation committee, or another designated committee of the board of directors may grant a variety of stock-based incentive awards to employees, directors and consultants whom the compensation committee (or other committee or the board of directors) believes are key to the Company’s success.  Any forfeited shares are cancelled and may be reissued in a future award under the Plan. Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, nonvested stock, unrestricted stock and performance shares.  The aggregate number of shares of common stock available for award under the Plan is 2,000,000 shares.

On October 31, 2005, the Company made grants of nonvested common stock under the Plan in the amount of 111,412 shares to the executive officers and employees and 7,200 shares to directors of the Company.  The executive and employee grants vest ratably on each of the four anniversaries of the date of the Company’s initial public offering (July 22, 2005).  On July 22, 2007 and 2006, 26,478 and 27,853 shares, respectively, of the employees’ nonvested stock vested, and during the nine months ended September 30, 2007 and the year ended December 31, 2006, 3,375 and 750 shares, respectively, were forfeited.  Grants to the directors vested in full on May 18, 2006, the date of the Company’s annual shareholders’ meeting.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grants, or $1,949, was recorded as a component of shareholders’ equity.  After forfeitures, the unamortized portion of this award at September 30, 2007 and December 31, 2006 was $314 and $653, respectively.  Amortization of this charge, which is included in general and administrative expenses, was $77 and $174, for the three months ended September 30, 2007 and 2006, respectively, and $283 and $906, for the nine months ended September 30, 2007 and 2006, respectively.  The remaining expense for the years ending 2007, 2008, and 2009 will be $64, $190 and $60, respectively.

On December 21, 2005, the Company made grants of nonvested common stock under the Plan in the amount of 55,600 shares to the executive officers and employees of the Company.  Theses grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2006.  During the fourth quarter of 2006, 13,900 shares of the employees’ nonvested stock vested and during the nine months ended September 30, 2007 1,687 shares were forfeited.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grants, or $991, was recorded as a component of shareholders’ equity.  After forfeitures, the unamortized portion of this award at September 30, 2007 and December 31, 2006 was $231 and $441, respectively.  Amortization of this charge, which is included in general and administrative expenses, was $65 and $144, for the three months ended September 30, 2007 and 2006, respectively, and $180 and $427, for the nine months ended September 30, 2007 and 2006, respectively.  The remaining expense for the years ending 2007, 2008 and 2009 will be $50, $129 and $52, respectively.

On December 20, 2006 and December 22, 2006, the Company made grants of nonvested common stock under the Plan in the amount of 37,000 shares to employees other than executive officers and 35,000 shares to the executive officers, respectively.  Theses grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2007.  During the nine months ended September 30, 2007, 2,000 shares were forfeited.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the respective date of the grants, or $2,018, was recorded as a component of shareholders’ equity.  The unamortized portion of this award at September 30, 2007 and December 31, 2006 was $1,082 and $1,986, respectively.  Amortization of this charge, which is included in general and administrative expenses for the three months ended September 30, 2007 and 2006, was $285 and $0, respectively, and $847 and $0, for the nine months ended September 30, 2007 and 2006, respectively.  The remaining expense for the years ending 2007, 2008, 2009 and 2010 will be $209, $501, $265 and $107, respectively.

On February 8, 2007, the Company made grants of nonvested common stock under the Plan in the amount of 9,000 shares to employees and 7,200 shares to directors of the Company.  The employee grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2007.  Grants to the directors vested in full on May 16, 2007, the date of the Company’s annual shareholders’ meeting.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grants, or $494, was recorded as a component of shareholders’ equity.  The unamortized portion of this award at September 30, 2007 was $165.  Amortization of this charge, which is included in general and administrative expenses, was $43 and $0, for the three months ended September 30, 2007 and 2006, respectively, and $330 and $0, for the nine months ended September 30, 2007 and 2006, respectively.  The remaining expense for the years ending 2007, 2008, 2009, and 2010 will be $32, $77, $40 and $16, respectively.

The table below summarizes the Company’s nonvested stock awards as of September 30, 2007:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2007	196,509	$20.97
Granted	16,200	30.52
Vested	(33,678)	19.44
Forfeited	(7,062)	20.03

Outstanding at September 30, 2007	171,969	$22.21

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods.  As of September 30, 2007, unrecognized compensation cost related to nonvested stock will be recognized over a weighted average period of 2.49 years.

19 - LEGAL PROCEEDINGS

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

20 - SUBSEQUENT EVENTS

On October 25, 2007, the Board of Directors declared a dividend of $0.66 per share to be paid on or about November 30, 2007 to shareholders of record as of November 16, 2007.  The aggregate amount of the dividend is expected to be $19,056, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

During October 2007, the Company closed on an equity offering of 3,358,209 shares of Genco common stock (with the exercise of the underwriters’ over-allotment option) at an offering price of $67 per share.  The Company received net proceeds of approximately $213,900 after deducting underwriters fees and expenses.  By October 5, 2007, the Company utilized $214,000 including these proceeds to repay outstanding borrowings under the 2007 Credit Facility.  Additionally with the same offering, Fleet Acquisition LLC sold 1,076,291 shares (with the exercise of the underwriters’ over-allotment option) at the same offering price of $67 per share.  The Company did not receive any proceeds from the proceeds from the common stock sold by Fleet Acquisition LLC.  After the offering, Fleet Acquisition LLC owns approximately 10.24% of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (ix) the number of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims including offhire days; (x) our acquisition or disposition of vessels;  (xi) the fulfillment of the closing conditions under the Company's agreement to acquire the remaining six Metrostar drybulk vessels; and (xii) the fulfillment of the closing conditions under the Company's agreements to acquire the six Evalend drybulk vessels, (xiii) the fulfillment of the closing conditions under the Company’s agreement to sell the Genco Commander; (xiv) the fulfillment of the closing conditions under the Company’s agreement to sell the Genco Trader; and (xv) other factors listed from time to time in our filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2006, our quarterly reports on Form 10-Q, and our reports on Form 8-K.  Our ability to pay dividends in any period will depend upon factors including the limitations under our loan agreements, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company incorporated in September 2004 to transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. As of September 30, 2007, our fleet consisted of three Capesize, seven Panamax, seven Handymax and five Handysize drybulk carriers, with an aggregate carrying capacity of approximately 1,522,000 dwt, and the average age of our fleet was approximately 8.3 years as of September 30, 2007, as compared to the average age for the world fleet of approximately 16 years for the drybulk shipping segments in which we compete. All of the vessels in our fleet are on time charters to reputable charterers, including Lauritzen Bulkers, Cargill, HMMC, BHP, A/S Klaveness, Cosco Bulk Carrier Co., Ltd., Pacific Basin Chartering Ltd., and NYK Europe. All of the vessels in our fleet are presently engaged under time charter contracts that expire (assuming the option periods in the time charters are not exercised) between October 2007 and January 2011.  Upon completion of the acquisition of the remaining six Capesize vessels, the three Supramax vessels, the three Handysize vessels, as well as the completion of the sale of the Genco Trader, a Panamax vessel and the Genco Commander, a Handymax vessel, Genco's fleet will consist of nine Capesize, three Supramax, six Panamax, six Handymax, and eight Handysize drybulk carriers, with a total carrying capacity of approximately 2,700,000 dwt.

Each vessel in our fleet was delivered to us or is expected to be delivered to us on the date specified in the following chart:

Vessel Acquired	Date Delivered	Class	Year Built

Genco Reliance	12/6/04	Handysize	1999
Genco Vigour	12/15/04	Panamax	1999
Genco Explorer	12/17/04	Handysize	1999
Genco Carrier	12/28/04	Handymax	1998
Genco Sugar	12/30/04	Handysize	1998
Genco Pioneer	1/4/05	Handysize	1999
Genco Progress	1/12/05	Handysize	1999
Genco Wisdom	1/13/05	Handymax	1997
Genco Success	1/31/05	Handymax	1997
Genco Beauty	2/7/05	Panamax	1999
Genco Knight	2/16/05	Panamax	1999
Genco Leader	2/16/05	Panamax	1999
Genco Marine	3/29/05	Handymax	1996
Genco Prosperity	4/4/05	Handymax	1997
Genco Trader	6/7/05	Panamax	1990
Genco Muse	10/14/05	Handymax	2001
Genco Commander	11/2/06	Handymax	1994
Genco Acheron	11/7/06	Panamax	1999
Genco Surprise	11/17/06	Panamax	1998
Genco Augustus	8/17/07	Capesize	2007
Genco Tiberius	8/28/07	Capesize	2007
Genco London	9/28/07	Capesize	2007
Genco Titus	Q4 2007 estimated	Capesize	2007 estimated
Genco Constantine	Q2 2008 estimated	Capesize	2008 estimated
Genco Hadrian	Q4 2008 estimated	Capesize	2008 estimated
Genco Commodus	Q2 2009 estimated	Capesize	2009 estimated
Genco Maximus	Q2 2009 estimated	Capesize	2009 estimated
Genco Claudius	Q3 2009 estimated	Capesize	2009 estimated
Genco Predator	Q4 2007 estimated	Supramax	2005
Genco Warrior	Q4 2007 estimated	Supramax	2005
Genco Hunter	Q4 2007 estimated	Supramax	2007
Genco Charger	Q4 2007 estimated	Handysize	2005
Genco Challenger	Q4 2007 estimated	Handysize	2003
Genco Champion	Q4 2007 estimated	Handysize	2006

We intend to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow. In connection with this growth strategy, we negotiated the 2007 Credit Facility, which has been used to refinance the outstanding indebtedness under our previous credit facility.  See Note 20 in our financial statements above for a description of the equity offering utilized for the repayment of debt under the 2007 Credit Facility.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and nine months ended September 30, 2007 and 2006. Because predominantly all of our vessels have operated on time charters, our TCE rates equal our time charter rates less voyage expenses consisting primarily of brokerage commissions paid by us to third parties.

	For the three months ended September 30,		Increase
	2007	2006	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	80.8	—	80.8	N/A
Panamax	644.0	460.0	184.0	40.0%
Handymax	644.0	644.0	—	—
Handysize	460.0	460.0	—	—

Total	1,828.8	1,564.0	264.8	16.9%

Available days (2)
Capesize	75.8	—	75.8	N/A
Panamax	644.0	459.7	184.3	40.1%
Handymax	617.1	629.6	(12.5)	(2.0%)
Handysize	460.0	460.0	—	—

Total	1,796.9	1,549.3	247.6	16.0%

Operating days (3)
Capesize	75.8	—	75.8	N/A
Panamax	640.0	452.7	187.3	41.4%
Handymax	615.7	623.5	(7.8)	(1.3%)
Handysize	460.0	458.7	1.3	0.3%

Total	1,791.6	1,534.9	256.7	16.7%

Fleet utilization (4)
Capesize	100.0%	—	100.0%	N/A
Panamax	99.4%	98.5%	0.9%	0.9%
Handymax	99.8%	99.0%	0.8%	0.8%
Handysize	100.0%	99.7%	0.3%	0.3%
Fleet average	99.7%	99.1%	0.6%	0.6%

	For the three months ended September 30,		Increase
	2007	2006	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$62,379	$—	$62,379	N/A
Panamax	28,635	24,111	4,524	18.8%
Handymax	22,357	20,951	1,406	6.7%
Handysize	14,804	15,893	(1,089)	(6.9%)

Fleet average	24,362	20,387	3,975	19.5%

Daily vessel operating expenses (6)
Capesize	$5,234	$—	$5,234	N/A
Panamax	3,884	3,820	64	1.7%
Handymax	3,436	3,770	(334)	(8.9%)
Handysize	3,402	3,418	(16)	(0.5%)

Fleet average	3,665	3,681	(16)	(0.4%)

	For the nine months ended September 30,		Increase
	2007	2006	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	80.8	—	80.8	N/A
Panamax	1,911.0	1,365.0	546.0	40.0%
Handymax	1,962.6	1,911.0	51.6	2.7%
Handysize	1,365.0	1,365.0	—	—

Total	5,319.4	4,641.0	678.4	14.6%

Available days (2)
Capesize	75.8	—	75.8	N/A
Panamax	1,910.7	1,355.8	554.9	40.9%
Handymax	1,888.8	1,887.6	1.2	0.1%
Handysize	1,355.4	1,365.0	(9.6)	(0.7%)

Total	5,230.6	4,608.4	622.2	13.5%

Operating days (3)
Capesize	75.8	—	75.8	N/A
Panamax	1,861.9	1,344.0	517.9	38.5%
Handymax	1,871.5	1,864.5	7.0	0.4%
Handysize	1,353.8	1,363.0	(9.2)	(0.7%)

Total	5,163.1	4,571.4	591.7	12.9%

Fleet utilization (4)
Capesize	100.0%	—	100.0%	N/A
Panamax	97.4%	99.1%	(1.7%)	(1.7%)
Handymax	99.1%	98.8%	0.3%	0.3%
Handysize	99.9%	99.9%	—	—
Fleet average	98.7%	99.2%	(0.5%)	(0.5%)

	For the nine months ended September 30,		Increase
	2007	2006	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$62,379	$—	$62,379	N/A
Panamax	26,737	23,492	3,245	13.8%
Handymax	21,631	21,050	581	2.8%
Handysize	13,829	16,639	(2,810)	(16.9%)

Fleet average	22,065	20,462	1,603	7.8%

Daily vessel operating expenses (6)
Capesize	$5,234	$—	$5,234	N/A
Panamax	4,252	3,437	815	23.7%
Handymax	3,428	3,243	185	5.7%
Handysize	3,120	3,028	92	3.0%

Fleet average	3,673	3,237	436	13.5%

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

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(U.S. dollars in thousands)
Voyage revenues	$45,630	$32,642	$119,697	$97,516
Voyage expenses	1,853	1,056	4,284	3,220
Net voyage revenue	$43,777	$31,586	$115,413	$94,296

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

Operating Data

	For the three months ended September 30,		Increase
	2007	2006	(Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)

Revenues	$45,630	$32,642	$12,988	39.8%

Operating Expenses:
Voyage expenses	1,853	1,056	797	(75.5%)
Vessel operating expenses	6,702	5,757	945	16.4%
General and administrative expenses	3,395	2,055	1,340	65.2%
Management fees	414	353	61	17.3%
Depreciation and amortization	8,159	6,681	1,478	22.1%
Gain on sale of vessel	-	-	-	N/A

Total operating expenses	20,523	15,902	4,621	29.1%

Operating income	25,107	16,740	8,367	50.0%
Other (expense) income	(8,787)	(3,836)	(4,951)	(129.1%)

Net income	$16,320	$12,904	3,416	26.5%

Earnings per share - Basic	$0.64	$0.51	$0.13	25.5%
Earnings per share - Diluted	$0.64	$0.51	$0.13	25.5%
Dividends declared and paid per share	$0.66	$0.60	$0.06	10.0%
Weighted average common shares outstanding - Basic	25,336,587	25,288,695	47,892	0.2%
Weighted average common shares outstanding - Diluted	25,481,948	25,371,882	110,066	0.4%

EBITDA (1)	$33,035	$22,010	$11,025	50.1%

	For the nine months ended September 30,		Increase
	2007	2006	(Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)

Revenues	$119,697	$97,516	$22,181	22.7%

Operating Expenses:
Voyage expenses	4,284	3,220	1,064	33.0%
Vessel operating expenses	19,536	15,022	4,514	30.0%
General and administrative expenses	9,642	6,808	2,834	41.6%
Management fees	1,157	1,047	110	10.5%
Depreciation and amortization	22,778	19,638	3,140	16.0%
Gain on sale of vessel	(3,575)	-	(3,575)	N/A

Total operating expenses	53,822	45,735	8,087	17.7%

Operating income	65,875	51,781	14,094	27.2%
Other (expense) income	(15,997)	(4,777)	(11,220)	(234.9%)

Net income	$49,878	$47,004	2,874	6.1%

Earnings per share - Basic	$1.97	$1.86	$0.11	5.9%
Earnings per share - Diluted	$1.96	$1.86	$0.10	5.4%
Dividends declared and paid per share	$1.98	$1.80	$0.18	10.0%
Weighted average common shares outstanding - Basic	25,319,479	25,270,831	48,648	0.2%
Weighted average common shares outstanding - Diluted	25,453,502	25,338,031	115,471	0.5%

EBITDA (1)	$88,916	$74,138	$14,778	19.9%

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

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(U.S. dollars in thousands except for per share amounts)

Net income	$16,320	$12,904	$49,878	$47,004
Net interest expense	9,262	1,641	14,878	4,779
Income tax expense	—	—	—	—
Amortization of value of time charter acquired (1)	(1,176)	466	(259)	1,383
Amortization of restricted stock compensation	470	318	1,641	1,334
Depreciation and amortization	8,159	6,681	22,778	19,638

EBITDA	$33,035	$22,010	$88,916	$74,138

(1)
Amortization of value of an above market time charter acquired is a reduction of revenue and the unamortized portion is included in other long-term assets.   Amortization of value of a below market time charter acquired is an increase to revenue and the unamortized portion is reflected as liability for time charters acquired.

Results of Operations

The following table sets forth information about the current employment of our fleet as well as the employment or other status of vessels expected to join our fleet as of September 30, 2007:

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)	Revenue Daily Rate (3)	Expected Delivery (4)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	December 2009	45,263	62,750	-
Genco Tiberius	2007	Cargill International S.A.	January 2010	45,263	62,750	-
Genco London	2007	SK Shipping Co., Ltd	August 2010	57,500	64,250
Genco Titus	2007(5)	Cargill International S.A.	48 to 62 months from delivery date	45,000(6)	46,250	Q4 2007
Genco Constantine	2008(5)	Cargill International S.A.	54 to 62 months from delivery date	52,750(7)		Q2 2008
Genco Hadrian	2008(5)	To be determined (“TBD”)	TBD	TBD		Q4 2008
Genco Commodus	2009(5)	TBD	TBD	TBD		Q2 2009
Genco Maximus	2009(5)	TBD	TBD	TBD		Q2 2009
Genco Claudius	2009(5)	TBD	TBD	TBD		Q3 2009

Panamax Vessels
Genco Beauty	1999	Cargill International S.A.	May 2009	31,500		-
Genco Knight	1999	SK Shipping Ltd.	May 2009	37,700		-
Genco Leader	1999	A/S Klaveness	December 2008	25,650(8)		-
Genco Trader(9)	1990	Baumarine AS	October 2007	25,750(8)		-
Genco Vigour	1999	STX Panocean (UK) Co. Ltd.	March 2009	29,000(10)		-
Genco Acheron	1999	STX Panocean (UK) Co. Ltd.	February 2008	30,000		-
Genco Surprise	1998	Cosco Bulk Carrier Co., Ltd.	November 2007	25,000		-

		Hanjin Shipping Co., Ltd.	35 to 37 months from delivery to new charterer	42,100		-

Supramax Vessels
Genco Predator	2005(5)	Intermare Transport GmbH	January 2008	22,500(11)	41,000	Q4 2007
Genco Warrior	2005(5)	Hyundai Merchant Marine Co. Ltd.	35 to 37.5 months from delivery date	38,750		Q4 2007
Genco Hunter	2007(5)	TBD	TBD	TBD		Q4 2007

Handymax Vessels
Genco Success	1997	Korea Line Corporation	March 2008/ January 2011	24,000/ 33,000(12)		-
Genco Commander(13)	1994	A/S Klaveness	October 2007	19,750		-
Genco Carrier	1998	Pacific Basin Chartering Ltd.	February 2008	24,000		-
Genco Prosperity	1997	Pacific Basin Chartering Ltd.	April 2008	26,000		-
Genco Wisdom	1997	Hyundai Merchant Marine Co. Ltd.	February2008 January 2011	24,000 34,500(14)		-
Genco Marine	1996	NYK Bulkship Europe S.A.	February 2008	24,000		-
Genco Muse	2001	Qatar Navigation QSC	October 2007	26,500(15)		-

Handysize Vessels
Genco Explorer	1999	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Pioneer	1999	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Progress	1999	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Reliance	1999	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Sugar	1998	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Charger	2005(5)	Pacific Basin Chartering Ltd.	35 to 37.5 months from delivery date	24,000		Q4 2007
Genco Challenger	2003(5)	Pacific Basin Chartering Ltd.	35 to 37.5 months from delivery date	24,000		Q4 2007
Genco Champion	2006(5)	Pacific Basin Chartering Ltd.	35 to 37.5 months from delivery date	24,000		Q4 2007

(1) The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Except as indicated for the Genco Titus in note 6 below, under the terms of each contract, the charterer is entitled to extend time charters from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2) Time charter rates presented are the gross daily charterhire rates before the payments of brokerage commissions ranging from 1.25% to 6.25% to third parties, except as indicated for the Genco Trader and the Genco Leader in note 8 below. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3) For the vessels acquired with a below-market time charter rate, the approximate amount of revenue on a daily basis to be recognized as revenues is displayed in the column named “Revenue Daily Rate” and is net of any third-party commissions. Since these vessels were acquired with existing time charters with below-market rates, we allocated the purchase price between the respective vessel and an intangible liability for the value assigned to the below-market charterhire.  This intangible liability is amortized as an increase to voyage revenues over the minimum remaining term of the charter.   For cash flow purposes, we will continue to receive the rate presented in the “Cash Rate” column until the charter expires.

(4) Dates for vessels being delivered in the future are estimates based on guidance received from the sellers and/or the respective shipyards.

(5) Year built for vessels being delivered in the future are estimates based on guidance received from the sellers and/or the respective shipyards.

(6) The Genco Titus is scheduled to be on charter with Cargill International S.A., for 48 months at a gross rate of $45,000 per day, less a 5% third party brokerage commission. The charter, which is due to expire in December 2011, also includes a 50 percent index-based profit sharing component. The charterer has the option to extend the charter for a period of one year.

(7) The Genco Constantine is scheduled to be on charter with Cargill International S.A., for 54 to 62 months at a gross rate of $52,750 per day, less a 5% third party brokerage commission.  The charter also includes a 50 percent index-based profit sharing component.

(8) For the Genco Leader and the Genco Trader, the time charter rate presented is the net daily charterhire rate. There are no payments of brokerage commissions associated with these time charters.

(9) We have entered into an agreement to sell the Genco Trader to SW Shipping Co., Ltd. for approximately $44 million, less a 2% brokerage commission.  The delivery is expected to occur in the first quarter of 2008.

(10) We have entered into a time charter for 23 to 25 months at a rate of $33,000 per day for the first 11 months, $25,000 per day for the following 11 months and $29,000 per day thereafter, less a 5% third-party brokerage commission. For purposes of revenue recognition, the time charter contract is reflected on a straight-line basis at approximately $29,000 per day for 23 to 25 months in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The time charter, commenced following the expiration of the vessel's previous time charter on May 5, 2007.

(11) The Genco Predator is currently on charter with Intermare Transport GmbH at a gross rate of $22,500 per day. The charter is due to expire between January 2008 and March 2008.

(12) We intend to extend the time charter for an additional 35 to 37.5 months at a rate of $40,000 per day for the first 12 months, $33,000 per day for the following 12 months and $26,000 per day for the next 12 months and $33,000 thereafter less a 5% third-party brokerage commission. In all cases the rate for the duration of the time charter will average $33,000.  For purposes of revenue recognition, the time charter contract is reflected on a straight-line basis at approximately $33,000 per day for 35 to 37.5 months in accordance with generally accepted accounting principles in the United States, or U.S. GAAP.  The new charter will commence following the expiration of the previous charter on March 1, 2008.

(13) We have entered into an agreement to sell the Genco Commander to Dan Sung Shipping Co. Ltd for approximately $44.5 million, less a 2% brokerage commission.  The delivery is expected to occur in the fourth quarter of 2007.

(14) We have reached an agreement to extend the time charter for an additional 35 to 37.5 months at a rate of $34,500 per day less a 5% third party brokerage commission.  The new charter will commence following the expiration of the previous charter on March 1, 2008.

 (15) Since this vessel was acquired with an existing time charter at an above-market rate, we allocated the purchase price between the vessel and an intangible asset for the value assigned to the above-market charterhire. This intangible asset was being amortized as a reduction to voyage revenues over the remaining term of the charter, resulting in a daily rate of approximately $22,000 recognized as revenues.  For cash flow purposes, we will continue to receive $26,500 per day until the charter expires.  Effective September 3, 2007, we have recorded the full $26,500 per day as revenue, since the amortization period has ended.

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

REVENUES-

For the three months ended September 30, 2007 revenues grew 39.8% to $45.6 million versus $32.6 million for the three months ended September 30, 2006.  Revenues in both periods consisted of charter payments for our vessels.  The increase in revenues was primarily due to the growth of our fleet to 19.9 vessels during the three months ended September 30, 2007 as compared to 17 vessels for the comparative period during 2006, as well as increased freight rates for certain Panamax and Handymax vessels off-set by lower rates for the Handysize vessels .

The average TCE rate of our fleet increased to $24,362 a day for the three months ended September 30, 2007 from $20,387 a day for the three months ended September 30, 2006.  The increase in TCE rates was primarily due to higher time charter rates achieved in the third quarter of 2007 versus the same period last year for 2 of the Panamax and 3 of the Handymax vessels in our current fleet. Higher rates were also recorded for the Genco Leader and Genco Trader, the two vessels which operated in the Baumarine pool during the third quarter of 2006 and were subject to fluctuations of the spot market. Finally, included in the TCE rates for the third quarter of 2007 are the time charter rates for the 3 Capesize vessels from the Metrostar acquisition.  The increase was countered by lower charter rates achieved in the third quarter of 2007 versus the third quarter of 2006 for the five Handysize vessels on charter with Lauritzen Bulkers A/S, which commenced their time charter contracts at $13,500 per vessel per day during the third quarter of 2006. The five Handysize vessels commenced at higher rates of $19,500 per vessel per day on September 5, 2007.

For the three months ended September 30, 2007 and 2006, we had ownership days of 1828.8 days and 1,564.0 days, respectively.  Fleet utilization for the same three month period ended September 30, 2007 and 2006 was 99.7% and 99.1%, respectively.

VOYAGE EXPENSES-

For the three months ended September 30, 2007 and 2006, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers as part of our vessels’ overall expenses, because all of our vessels were employed under time charters that require the charterer to bear those expenses.

For the three months ended September 30, 2007 and 2006, voyage expenses were $1.9 million and $1.1 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $6.7 million from $5.8 million for the three months ended September 30, 2007 and 2006, respectively.  This was mostly due to the expansion of our fleet to 19.9 vessels for the three months ended September 30, 2007 as compared to an average of 17 vessels in operation for the three months ended September 30, 2006.  In addition, as expected, the increased costs were due to an increase in crewing and lube costs.

For the three months ended September 30, 2007 and 2006, the average daily vessel operating expenses for our fleet were $3,665 and $3,681 per day, respectively.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the quarter ended September 30, 2007, daily vessel operating expenses per vessel were $17 below the $3,682 daily budget for the third quarter of 2007 which excludes the three Capesize vessels acquired in the third quarter.

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for insurance, may also cause these expenses to increase.  The Company expects its 2008 budget to increase based on the anticipated increased cost for crewing and lubes.

Based on management’s estimates and budgets provided by our technical manager, we expect our vessels to have daily vessel operating expenses during the fourth quarter of 2007 of:

Vessel Type	Average Daily Budgeted Amount
Capesize	$4,900
Supramax	4,325
Panamax	3,900
Handymax	3,600
Handysize (1)	3,490

(1) The Handysize vessels to be delivered in the fourth quarter of 2007 have a budget of $4,100 per day for the quarter.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the three months ended September 30, 2007 and 2006, general and administrative expenses were $3.4 million and $2.1 million, respectively.  The increased general and administrative expenses were mainly due higher professional expenses, costs associated with higher employee non-cash compensation and other employee related costs.

MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  For the three months ended September 30, 2007 and 2006, management fees were $0.4 for each respective period.

(LOSS) INCOME FROM DERIVATIVE INSTRUMENTS-

Effective August 16, 2007, the Company has elected hedge accounting for forward currency contracts in place associated with the cost basis of shares of Jinhui stock it has purchased.   For further details of the application of hedge accounting, please refer to the discussion under the subheading “Currency risk management” on page 51.  For the three months ended September 30, 2007 and 2006, (loss) income from derivative instruments was $0.5 and $(2.2) million, respectively.  The net gain of $0.5 million is primarily due to $11.2 million of unrealized translation gains on the cost basis of the Jinhui shares, offset by a net realized loss of $8.3 million associated with settling of forward currency contracts and an unrealized loss of $2.4 million associated with the change in the valuation of the forward currency contracts in place at September 30, 2007 as compared to the prior quarter.  The $11.2 million unrealized gain is included as a result of the utilization of hedge accounting.  The loss in 2006 is due solely to the change in value of the two undesignated swaps.

DEPRECIATION AND AMORTIZATION-

For the three months ended September 30, 2007 and 2006, depreciation and amortization charges were $8.2 million and $6.7 million, respectively, an increase of $1.5 million.  The increase primarily was due to the growth in our fleet to 19.9 vessels for the three months ended September 30, 2007 as compared to an average of 17.0 vessels in operation for the three months ended September 30, 2006.

NET INTEREST EXPENSE-

For the three months ended September 30, 2007 and 2006, net interest expense was $9.3 million and $1.6 million, respectively.  Net interest expense consisted mostly of interest payments made under our 2007 Credit Facility, 2005 Credit Facility, and the Short-term Line for the three months ended September 30, 2007 and for the three months ended September 30, 2006 the interest on the 2005 Credit Facility.  During the most recent quarter, the Company refinanced the 2005 Credit Facility and the Short-term Line with the 2007 Credit Facility, resulting in a one-time non-cash charge of $3.6 million associated with the write-down of unamortized deferred financing charges related to the refinanced credit facilities.  Additionally, the Company capitalized certain interest costs associated with seven of the Capesize vessels under construction.  Interest income as well as amortization of deferred financing costs related to our respective credit facilities is included in both periods. The increase in net interest expense for 2007 versus 2006 was mostly a result of higher outstanding debt due to the acquisition of three additional vessels in the third quarter of 2007, and interest expense associated with the borrowings used for the purchase of Jinhui stock.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

REVENUES-

For the nine months ended September 30, 2007, revenues grew 22.7% to $119.7 million versus $97.5 million for the nine months ended September 30, 2006.  Revenues in both periods consisted of charter payments for our vessels.  The increase in revenues was primarily due to the growth of our fleet to 19.5 vessels during the nine months ended September 30, 2007 as compared to 17 vessels for the comparative period during 2006, as well as increased freight rates for certain Panamax and Handymax vessels off-set by lower rates for the Handysize vessels.

The average TCE rate of our fleet increased to $22,065 a day for the nine months ended September 30, 2007 from $20,462 a day for the nine months ended September 30, 2006.  The increase in TCE rates was primarily due to higher time charter rates achieved in the nine months ended September 30, 2007 versus the same period last year for 3 of the Panamax and 3 of the Handymax vessels in our current fleet. Higher rates were also recorded for the Genco Leader and Genco Trader, the two vessels which operated in the Baumarine pool during the nine months ended September 30, 2006 and were subject to fluctuations of the spot market. Finally, included in the TCE rates for the third quarter of 2007 are the time charter rates for the 3 Capesize vessels from the Metrostar acquisition.  The increase was countered by lower charter rates achieved in the nine months ended September 30, 2007 versus the comparative period in 2006 for the five Handysize vessels on charter with Lauritzen Bulkers A/S, which commenced their time charter contracts at $13,500 per vessel per day during the third quarter of 2006. The five Handysize vessels commenced time charter extensions at higher rates of $19,500 per vessel per day on September 5, 2007.

For the nine months ended September 30, 2007 and 2006, we had ownership days of 5,319.4 days and 4,641.0 days, respectively.  Fleet utilization for the same nine month period ended September 30, 2007 and 2006 was 98.7% and 99.2%, respectively.  The decline in utilization was due primarily to the unscheduled offhire of 27 days for the Genco Trader for maintenance and 11.3 days of unscheduled offhire for the Genco Glory related to a delay on delivery to its new owner.

VOYAGE EXPENSES-

For the nine months ended September 30, 2007 and 2006, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers as part of our vessels’ overall expenses, because all of our vessels were employed under time charters that require the charterer to bear all of those expenses.

For the nine months ended September 30, 2007 and 2006, voyage expenses were $4.3 million and $3.2 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $19.5 million from $15.0 million for the nine months ended September 30, 2007 and 2006, respectively.  This was mostly due to the expansion of our fleet to 19.5 vessels for the nine months ended September 30, 2007 as compared to an average of 17.0 vessels in operation for the nine months ended September 30, 2006.  In addition, as expected, the increased costs were due to an increase in crewing, repairs and maintenance and lube costs.

For the nine months ended September 30, 2007 and 2006, the average daily vessel operating expenses for our fleet were $3,673 and $3,237 per day, respectively.  This increase was mostly due to increased costs for maintenance, crewing and lubes.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the nine months ended September 30, 2007, daily vessel operating expenses per vessel of $3,673, including the new delivery of the Capesize vessels, were below the $3,682 daily budget for 2007, which excludes the Capesize vessels acquired or yet to be acquired.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the nine months ended September 30, 2007 and 2006, general and administrative expenses were $9.6 million and $6.8 million, respectively.  The increased general and administrative expenses were mainly due higher professional expenses, including professional fees associated with the sale of shares by Fleet Acquisition LLC during the first quarter of 2007, costs associated with higher employee non-cash compensation.

MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  For the nine months ended September 30, 2007 and 2006, management fees were $1.2 million and $1.0 million, respectively.

(LOSS) INCOME FROM DERIVATIVE INSTRUMENTS-

Effective August 16, 2007, the Company has elected hedge accounting for forward currency contracts in place associated with the cost basis of shares of Jinhui stock it has purchased.   For further details of the application of hedge accounting, please refer to the discussion under the subheading “Currency risk management” on page 51.  For the nine months ended September 30, 2007 and 2006, (loss) income from derivative instruments was ($1.1) million and two thousand dollars, respectively.  The net loss is attributable to $5.3 million of an unrealized loss associated with the valuation of the forward currency contracts in place at September 30, 2007, plus the realized loss of $7.0 million associated with settling of forward currency contracts offset by the unrealized gain of $11.2 million on the translation associated with the cost basis of the Jinhui shares.  The $11.2 million unrealized gain is included as a result of the utilization of hedge accounting.  The gain in 2006 is due solely to the gain in value of the Company’s two swaps having fixed rates of 5.075% and 5.25%, respectively, prior to being designated against borrowings.

  DEPRECIATION AND AMORTIZATION-

For the nine months ended September 30, 2007 and 2006, depreciation and amortization charges were $22.8 million and $19.6 million, respectively, an increase of $3.2 million.  The increase primarily was due to the growth in our fleet to 19.5 vessels for the nine months ended September 30, 2007 as compared to an average of 17 vessels in operation for the nine months ended September 30, 2006.

NET INTEREST EXPENSE-

For the nine months ended September 30, 2007 and 2006, net interest expense was $14.9 million and $4.8 million, respectively.  Net interest expense consisted mostly of interest payments made under our 2005 Credit Facility, the Short-term Line, and the 2007 Credit Facility for the nine months ended September 30, 2007 and for the nine months ended September 30, 2006 the interest payments on the 2005 Credit Facility.  During the third quarter of 2007, the Company refinanced the 2005 Credit Facility and the Short-term Line with the 2007 Credit Facility resulting in a one-time non-cash charge of $3.6 million associated with the write-down of unamortized deferred bank charges related to our former facilities.  Additionally, the Company capitalized certain interest costs associated with seven of the Capesize vessels under construction. Interest income as well as amortization of deferred financing costs related to our respective credit facilities is included in both periods. The increase in net interest expense for 2007 versus 2006 was mostly a result of higher outstanding debt due to the acquisition of three additional vessels in the third quarter of 2007, and interest expense associated with the borrowings used for the purchase of Jinhui stock.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our capital requirements with cash flow from operations, equity offerings and bank debt. We have used our funds primarily to fund vessel acquisitions, regulatory compliance expenditures, the repayment of bank debt and the associated interest expense and the payment of dividends. We will require capital to fund ongoing operations, acquisitions and debt service.  We expect to rely on operating cash flows as well as long-term borrowings to implement our growth plan and continue our dividend policy.   In October 2007, the Company closed on an equity offering of 3,358,209 shares of our common stock (with the exercise of the underwriters’ over-allotment option) at an offering price of $67 per share.  The Company received net proceeds of $213.9 million after deducting underwriters fees and expenses.  The Company has repaid $214.0 million of the 2007 Credit Facility with proceeds from the offering.  We also may consider debt and additional equity financing alternatives from time to time.

In connection with the agreement to acquire nine Capesize vessels announced on July 18, 2007 and the additional acquisition of three Supramax and three Handysize vessels announce in August 2007, the Company, entered into the 2007 Credit Agreement on July 20, 2007 to fund acquisitions and the repayment of all other existing debt under the 2005 Credit Facility and Short-Term Line.  We anticipate that internally generated cash flow and borrowings under our 2007 Credit Agreement will be sufficient to fund the operations of our fleet, including our working capital requirements for the foreseeable future. The Company anticipates primarily utilizing its 2007 Credit Facility as well as internally generated cash flow to fund the acquisition of the remaining six Capesize vessels, the three Supramax vessels, and the three Handysize vessels, but may also consider debt (including convertible securities) and equity financing alternatives.

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

On October 25, 2007, our board of directors declared a dividend of $0.66 per share, to be paid on or about November 30, 2007 to shareholders of record as of November 16, 2007.

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

Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 2007 and 2006, was $75.8 million and $66.3 million, respectively.  The increase was primarily due to the operation of a larger fleet, which contributed to increases in net income, depreciation, accounts payable, and deferred revenues. These increases were also due to an unrealized loss of $5.3 million associated with the forward currency contracts in place at September 30, 2007 and $7.0 million in realized losses associated with Jinhui investing activities, offset by  an unrealized gain of $11.2 million on the currency translation associated with the Jinhui investment as well as a $3.6 million gain related to the sale of the Genco Glory for the nine months ended September 30, 2007 as opposed to an unrealized gain of two thousand dollars for the nine months ended September 30, 2006 related to derivative instruments.  Net cash provided by operating activities for the nine months ended September 30, 2007 was primarily a result of recorded net income of $49.9 million, less the gain from the sale of the Genco Glory of $3.6 million, less the unrealized gain of $5.9 million described above, plus depreciation and amortization charges of $22.8 million. For the nine months ended September 30, 2006, net cash provided by operating activities was mostly a result of recorded net income of $47.0 million, and depreciation and amortization charges of $19.6 million.

Net cash used in investing activities increased to $655.0 million for the nine months ended September 30, 2007 from $9.3 for the nine months ended September 30, 2006.  For the nine months ended September 30, 2007, the cash used in investing activities related primarily to the purchase of $115.5 million of Jinhui stock, the purchase price of vessels of $348.3 million, and deposits made on vessels of $196.6 million, slightly offset by proceeds received from the sale of the Genco Glory of $13.0 million.   For the nine months ended September 30, 2006, the cash used in investing activities related primarily to the deposit of $8.1 million for the purchase of the three vessels to be acquired plus purchase of fixed assets associated with the Company’s office.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2007 and 2006 was $556.8 million and ($38.4) million, respectively.  For the nine months ended September 30, 2007, net cash provided by financing activities consisted of the drawdown of $77.0 million related to the purchase of shares of Jinhui stock, the drawdown of $826.2 million on our 2007 Credit Facility related to deposits for vessel acquisitions, the completion of three vessel acquisitions, the refinancing of our prior credit facilities, the payment of cash dividends of $50.5 million and the repayment of $288.9 million under our prior credit facilities.  For the nine months ended September 30, 2006, net cash used in financing activities consisted primarily of payment of cash dividends of $45.8 million offset by the $8.1 million of proceeds from credit facility used for deposit on vessels to be acquired.

2007 Credit Facility

On July 20, 2007, the Company entered into the 2007 Credit Facility for the purpose of acquiring the nine new Capesize vessels and refinancing the Company’s existing 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is Mandated Lead Arranger, Bookrunner, and Administrative Agent. The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the 2005 Credit Facility and the Short-Term Line, and these two facilities have accordingly been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility is $1,377 million.  Subsequent to the equity offering described in Note 20- Subsequent Events, the Company is no longer required pay up to $6.25 million or such lesser amount as is available from Net Cash Flow (as defined in the credit agreement for the 2007 Credit Facility) each fiscal quarter to reduce borrowings under the new credit facility. Lastly, the Company, as required, pledged all of the Jinhui shares it has purchased as collateral against the 2007 Credit Facility.  Effective October 1, 2007, $550.8 million remains available to fund future vessel acquisitions.  The Company may borrow up to $50 million of the $550.8 million for working capital purposes.  On October 5 2007, after repayment of $214 million of borrowings under the 2007 Credit Facility, $764.8 million remains available to fund future vessel acquisitions.

2005 Credit Facility

The Company’s 2005 Credit Facility, initially for $450.0 million, was with a syndicate of commercial lenders consisting of Nordea Bank Finland Plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citigroup Global Markets Limited.  The 2005 Credit Facility was used to refinance our indebtedness under our Original Credit Facility, and was used to acquire vessels. Under the terms of our 2005 Credit Facility, borrowings in the amount of $106.2 million were used to repay indebtedness under our Original Credit Facility, and additional net borrowings of $100.0 million were obtained to fund vessel acquisitions. In July 2006, the Company increased the line of credit by $100.0 million to a total facility of $550.0 million.

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

The 2005 Credit Facility was refinanced in July 2007 with the 2007 Credit Agreement.

Short-Term Line

On May 3, 2007, the Company entered into a short-term line of credit facility under which DnB NOR Bank ASA, Grand Cayman Branch and Nordea Bank Norge ASA, Grand Cayman Branch are serving as lenders (the “Short-Term Line”).   The Short-Term Line was used to fund a portion of acquisitions we made of in the shares of capital stock of Jinhui.  Under the terms of the Short-Term Line, we were allowed to borrow up to $155 million for such acquisitions, and we had borrowed a total of $77.0 million under the Short-Term Line prior to its refinancing.  The term of the Short-Term Line was for 364 days, and the interest on amounts drawn was payable at the rate of LIBOR plus a margin of 0.85% per annum for the first six month period and LIBOR plus a margin of 1.00% for the remaining term.  We were obligated to pay certain commitment and administrative fees in connection with the Short-Term Line.  The Company, as required, pledged all of the Jinhui shares it has purchased as collateral against the Short-Term Line.  The Short-Term Line incorporated by reference certain covenants from our 2005 Credit Facility.

The Short-Term Line was refinanced in July 2007 with the 2007 Credit Agreement.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

The Company has entered into eight interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $631.2 million and the swaps have specified rates and durations.  The following table summarizes the interest rate swaps in place as of September 30, 2007 and December 31, 2006:

Interest Rate Swap Detail				September 30, 2007	December 31, 2006
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
9/7/07	4.56%	10/1/07	12/31/09	75,000
7/31/07	5.115%	11/30/07	11/30/11	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000

				$631,233	$206,233

The differential to be paid or received for these swap agreements are recognized as an adjustment to interest expense as incurred.  The Company is currently utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of OCI.  The ineffective portion is recognized as income or loss from derivative instruments which is a component of other (expense) income.  For any period of time that the Company did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation was recognized as income or (loss) from derivative instruments and was listed as a component of other (expense) income.

The interest income reclassified from OCI as an adjustment to interest expense pertaining to the interest rate swaps for the three months ended September 30, 2007 and 2006 was $0.3 million and $0.2 million, respectively.  Interest income pertaining to the interest rate swaps for the nine months ended September 30, 2007 and 2006 was $0.7 million and $0.4 million, respectively.

The swap agreements, with effective dates prior to September 30, 2007 synthetically convert variable rate debt the fixed interest rate of swap plus the Applicable Margin (which is 0.85% per annum for the first five years of the new credit facility and 0.90% thereafter).  If the Company’s ratio of Total Debt to Total Capitalization (each as defined in the credit agreement for the 2007 Credit Facility) is greater than or equal to 70%, the Applicable Margin increases to 0.90% for the first five years and 0.95% thereafter.

The asset associated with swaps at September 30, 2007 is $3.3 million and the asset associated with the swaps at December 31, 2006 is $4.5 million, and are presented as the fair value of derivatives on the balance sheet.  The liability associated with the swaps at September 31, 2007 is $6.4 million and $0.8 million at December 31, 2006, and are presented as the fair value of derivatives on the balance sheet.  As of September 30, 2007 and December 31, 2006, the Company has accumulated OCI of ($3.2) million and $3.5 million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in income or (loss) from derivative instruments of sixteen thousand dollars for the three and nine months ended September 30, 2007.  The change in value of the swaps prior to being designated resulted in income or (loss) from derivative instruments of ($2.2 million) and two thousand dollars, respectively for the three and nine months ended September 30, 2006.   At September 30, 2007, ($0.7 million) of OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

The Company has entered into a number of short-term forward currency contracts to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described above under the heading “Short-term investments” in Note 2 of our financial statements.  The Company had forward currency contracts in place for a notional amount of 685.1 million NOK (Norwegian Kroner) or $121.7 million, which all matured on October 17, 2007. The Company entered into another forward currency contract expiring November 16, 2007 for the same notional amount of 685.1 million NOK for $126.4 million.  Effective August 16, 2007, the Company has elected hedge accounting for such forward currency contracts, the application of which is described under the subheading “Currency risk management” on page 51.  For the nine months ended the net losses (realized and unrealized) of $1.1 million related to the forward currency contracts and to the hedged translations gain on the cost basis of the Jinhui stock are reflected as (loss) income from derivative instruments and are included as a component of other (expense) income.  The short-term liability associated with the forward currency contracts at September 30, 2007 is $5.3 million and is presented as the fair value of derivatives on the balance and is included in the net loss from derivative instruments.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of September 30, 2007.

Interest Rates

The effective interest rate associated with the interest expense for the 2005 Credit Facility, the Short-term Line and the 2007 Credit Facility, and including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, including the cost associated with unused commitment fees with these facilities for the three months ended September 30, 2007 was 6.16%.  The effective interest rate associated with the interest expense for the 2005 Credit Facility, and including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, including the cost associated with unused commitment fees with these facilities for the three months ended September 30, 2006, was 6.74%.  The interest rate on the debt, excluding the unused commitment fees, ranged from 5.91% to 6.66% and from 6.14% to 6.45% for the three months ended September 30, 2007 and 2006, respectively.

The effective interest rate associated with the interest expense for the 2005 Credit Facility, the Short-term Line and the 2007 Credit Facility, and including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, including the cost associated with unused commitment fees with these facilities for the nine months ended September 30, 2007 was 6.34%.  The effective interest rate associated with the interest expense for the 2005 Credit Facility, and including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, including the cost associated with unused commitment fees with these facilities for the nine months ended September 30, 2006, was 6.56%.  The interest rate on the debt, excluding the unused commitment fees, ranged from 5.91% to 6.66% and from 5.20% to 6.45% for the nine months ended September 30, 2007 and 2006, respectively.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates that are reflective of the subsequent events as described in Note 20 – Subsequent Events of our financial statements.  These events include the repayment of $214 million by October 5, 2007 of borrowings under the 2007 Credit Facility as well as the $45.9 million in estimated required repayment of debt associated with the pending sale of the Genco Commander and Genco Trader.  Additionally the table incorporates the agreement to acquire the remaining six Capesize vessels for $601.5 million inclusive of commissions, and the remaining purchase of $302.4 million inclusive of commissions for the three Supramax and three Handysize vessels. The interest and fees are also reflective of the 2007 Credit Agreement and the interest rate swap agreements as discussed above under “Interest Rate Swap Agreements and Forward Freight Agreements.”

	Total	Within One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
2007 Credit Agreement	$826,200	$237,368	$22,581	$-	$566,251
Remainder of purchase price of acquisitions (2)	$903,900	$408,650	$495,250	$-	$-
Interest and borrowing fees	$338,157	$9,486	$70,700	$71,057	$186,914
Executive employment agreement	$630	$81	$549	$-	$-
Office lease	$6,757	$122	$971	$1,014	$4,650

(1)	Represents the three month period ending December 31, 2007.
(2)
The timing of these obligations are based on estimated delivery dates for the remaining six Capesize vessels which are currently being constructed and the obligation is inclusive of the commission due to brokers upon purchase of the vessels.  Additionally, the timing of these obligations also include the estimated delivery dates for the three Supramax and three Handysize vessels and the obligation is inclusive of the commission due to brokers upon purchase of the vessels.

Interest expense has been estimated using the fixed hedge rate for the effective period and notional amount of the debt which is effectively hedged and 5.065% for the portion of the debt that has no designated swap against it, plus the applicable bank margin of 0.85% in the first five years of the 2007 Credit Agreement and 0.90% in the last five years, as long as the ratio of Total Debt to Total Capitalization as defined in the 2007 Credit Agreement remains below 70%. If the ratio of Total Debt to Total Capitalization is equal to or greater than 70% then the applicable margin is increased to 0.90% in the first five years of the 2007 Credit Agreement and 0.95% in the last five years.   The Company is obligated to pay certain commitment fees in connection with the 2007 Credit Agreement.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. Our fleet currently consists of three Capesize carriers, seven Panamax drybulk carriers, seven Handymax drybulk carriers and five Handysize drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings. We estimate our drydocking costs and scheduled off-hire days for our fleet through 2008 to be:

Year	Estimated Drydocking Cost (U.S. dollars in millions)	Estimated Off-hire Days

2007 (Oct 1- December 31, 2007)	$1.1	25
2008	2.7	80
2009	3.8	100

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

The Genco Wisdom completed its drydocking in the third quarter of 2007 at a cost of $0.8 million.  The Genco Prosperity completed its drydocking during the second quarter of 2007 at a cost of $0.7 million. During the first quarter of 2007, the Genco Reliance and Genco Success completed their drydocking at a combined cost of $0.8 million.

We estimate that two of our vessels will be drydocked in the remainder of 2007.  An additional four of our vessels will be drydocked in 2008 and another five vessels will be drydocked in 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Inflation has only a moderate effect on our expenses given current economic conditions. In the event that significant global inflationary pressures appear, these pressures would increase our operating, voyage, general and administrative, and financing costs.  However, the Company expects its 2008 budget to increase based on the anticipated increased cost for crewing and lubes.

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

Our standard time charter contracts with our customers specify certain performance parameters, which if not met can result in customer claims.  As of September 30, 2007 and December 31, 2006, we had a reserve of $0.1 million and $0.2 million, respectively, against due from charterers’ balance and an additional reserve of $0.7 million and $0.6 million, respectively, both reserves are associated with estimated customer claims against us including time charter performance issues.

SHORT-TERM INVESTMENTS-

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as available-for-sale and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of OCI.  Effective August 16, 2007, the Company has elected hedge accounting for forward currency contracts in place associated with the cost basis of the Jinhui shares and therefore the unrealized currency gain or loss associated with Jinhui cost basis will now be reflected in the income statement as a component of income or loss from derivative instruments to off-set the gain or loss associated with these forward currency contracts.  The cost of securities when sold is based on the specific identification method.  Realized gains and losses on the sale of these securities will be reflected in the consolidated statement of operations in other (expense) income. Additionally, the realized gain or loss on the forward currency contracts is reflected in the Consolidated Statement of Cash Flows as an investing activity and is reflected in the caption Payments on forward currency contracts, net.

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

IMPAIRMENT OF LONG-LIVED ASSETS-

We follow Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future charter rates, scrap values, future drydock costs and vessel operating costs are included in this analysis.

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

DERIVATIVE FINANCIAL INSTRUMENTS-

Interest rate risk management

The Company is exposed to the impact of interest rate changes.  The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to borrowings for the purpose of acquiring drybulk vessels.  These borrowings are subject to a variable borrowing rate.  The Company uses forward starting pay-fixed receive-variable interest rate swaps to manage future interest costs and the risk associated with changing interest rate obligations.  These swaps are designated as cash flow hedges of future variable rate interest payments and are tested for effectiveness on a quarterly basis.

 The differential to be paid or received for the effectively hedged portion of any swap agreement is recognized as an adjustment to interest expense as incurred.  Additionally, the changes in value for the portion of the swaps that are effectively hedging future interest payments are reflected as a component of OCI.

For the portion of the forward interest rate swaps that are not effectively hedged, the change in the value and the rate differential to be paid or received is recognized as income or (expense) from derivative instruments and is listed as a component of other (expense) income until such time the Company has obligations against which the swap is designated and is an effective hedge.

Currency risk management

The Company currently holds an investment in Jinhui shares that are traded on the Oslo Stock Exchange located in Norway, and as such, the Company is exposed to the impact of exchange rate changes on this available-for-sale security denominated in Norwegian Kroner.  The Company’s objective is to manage the impact of exchange rate changes on its earnings and cash flow in relation to its cost basis associated with its short-term investments. The Company uses foreign currency forward contracts to protect its original investment from changing exchange rates.

The change in the value in the forward currency contracts is recognized as income or (expense) from derivative instruments and is listed as a component of other (expense) income.  Effective August 16, 2007, the Company  elected to utilize fair value hedge accounting for these instruments whereby the change in the value in the forward contracts continues to be recognized as income or (expense) from derivative instruments and is listed as a component of other (expense) income.  Fair value hedge accounting then accelerates the recognition of the effective portion of the currency translation gain or (loss) on the Available for Sale Security from August 16, 2007 into income or (expense) from derivative instruments and is listed as a component of other (expense) income.  Time value of the forward contracts are excluded from effectiveness testing and recognized currently in income.

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

ITEM 3.            QUALITATIVE AND QUANTITATIVE MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  We held eight interest rate risk management instruments at September 30, 2007 and three interest rate risk management instruments at December 31, 2006, in order to manage future interest costs and the risk associated with changing interest rates.

The Company entered into eight interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $631.2 million, and the swaps have specified rates and durations.  The following table summarizes the interest rate swaps in place as of September 30, 2007 and December 31, 2006:

Interest Rate Swap Detail				September 30, 2007	December 31, 2006
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
9/7/07	4.56%	10/1/07	12/31/09	75,000
7/31/07	5.115%	11/30/07	11/30/11	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000

				$631,233	$206,233

The swap agreements, with effective dates prior to September 30, 2007 synthetically convert variable rate debt the fixed interest rate of swap plus the Applicable Margin (which is 0.85% per annum for the first five years of the new credit facility and 0.90% thereafter).  If the Company’s ratio of Total Debt to Total Capitalization (each as defined in the credit agreement for the 2007 Credit Facility) is equal to or greater than 70%, the Applicable Margin increases to 0.90% for the first five years and 0.95% thereafter.

The asset associated with swaps at September 30, 2007 is $3.3 million and the asset associated with the swaps at December 31, 2006 is $4.5 million, and are presented as the fair value of derivatives on the balance sheet.  The liability associated with the swaps at September 31, 2007 is $6.4 million and $0.8 million at December 31, 2006, and are presented as the fair value of derivatives on the balance sheet.  As of September 30, 2007 and December 31, 2006, the Company has accumulated OCI of ($3.2) million and $3.5 million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectivess associated with the interest rate swaps resulted in income or (loss) from derivative instruments of sixteen thousand dollars for the three and nine months ended September 30, 2007.  The change in value of the swaps prior to being designated resulted in income or (loss) from derivative instruments of $(2.2) million and two thousand dollars, respectively for the three and nine months ended September 30, 2006.   At September 30, 2007, ($0.7) million of OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

Derivative financial instruments

The Company entered into eight interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $631.2 million, and the swaps have specified rates and durations. See “Interest Rate Risk” above under this Item 3 for a table summarizing the interest rate swaps in place as of September 30, 2007 and December 31, 2006.

The differential to be paid or received for these swap agreements are recognized as an adjustment to interest expense as incurred.  The Company is currently utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of OCI.  The ineffective portion is recognized as income or loss from derivative instruments which is a component of other (expense) income.  For any period of time that the Company did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation was recognized as income or (loss) from derivative instruments and was listed as a component of other (expense) income.

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

The interest income reclassified from OCI as an adjustment to interest expense pertaining to the interest rate swaps for the three months ended September 30, 2007 and 2006 was $0.3 million and $0.2 million, respectively.  Interest income pertaining to the interest rate swaps for the nine months ended September 30, 2007 and 2006 was $0.7 million and $0.4 million, respectively.

The swap agreements, with effective dates prior to September 30, 2007 synthetically convert variable rate debt the fixed interest rate of swap plus the Applicable Margin (which is 0.85% per annum for the first five years of the new credit facility and 0.90% thereafter).  If the Company’s ratio of Total Debt to Total Capitalization (each as defined in the credit agreement for the 2007 Credit Facility) is equal to or greater than 70%, the Applicable Margin increases to 0.90% for the first five years and 0.95% thereafter.

The asset associated with swaps at September 30, 2007 is $3.3 million and the asset associated with the swaps at December 31, 2006 is $4.5 million, and are presented as the fair value of derivatives on the balance sheet.  The liability associated with the swaps at September 31, 2007 is $6.4 million and $0.8 million at December 31, 2006, and are presented as the fair value of derivatives on the balance sheet.  As of September 30, 2007 and December 31, 2006, the Company has accumulated OCI of ($3.2) million and $3.5 million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in income or (loss) from derivative instruments of sixteen thousand dollars for the three and nine months ended September 30, 2007.  The change in value of the swaps prior to being designated resulted in income or (loss) from derivative instruments of ($2.2) million and two thousand dollars, respectively for the three and nine months ended September 30, 2006.   At September 30, 2007, ($0.7) million of OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

The Company has entered into a number of short-term forward currency contracts to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the purchase of the Jinhui shares as described above under the heading “Short-term investments” in Note 2 of our financial statements above.  The Company had forward currency contracts in place for a notional amount of 685.1 million NOK (Norwegian Kroner) or $121.7 million, which all matured on October 17, 2007. The Company entered into another forward currency contract expiring November 16, 2007 for the same notional amount of 685.1 million NOK for $126.4 million.  For the nine months ended the net losses (realized and unrealized) of $1.1 million related to the forward currency contracts and to the hedged translations gain on the cost basis of the Jinhui stock are reflected as (loss) income from derivative instruments and are included as a component of other (expense) income.  The short-term liability associated with the forward currency contracts at September 30, 2007 is $5.3 million and is presented as the fair value of derivatives on the balance and is included in the net loss from derivative instruments

We are subject to market risks relating to changes in interest rates because we have significant amounts of floating rate debt outstanding. For the nine months ended September 30, 2007, we paid LIBOR plus 0.85% on the 2007 Credit Facility. LIBOR plus 0.95% on the 2005 Credit Facility and LIBOR plus 0.85% on the Short-term Line for the debt in excess of any designated swap’s notional amount for the respective swap’s effective period. For each effective swap, the interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the respective debt in place.  For the year ended December 31, 2006, we paid LIBOR plus 0.95% for the debt in excess of any designated swap’s notional amount for the respective swap’s effective period.  A 1% increase in LIBOR would result in an increase of $1.0 million in interest expense for the nine months ended September 30, 2007, considering the increase would be only on the unhedged portion of the debt for which the rate differential on the respective swap is not in effect.

Currency and exchange rates risk

The international shipping industry’s functional currency is the U.S. Dollar. Virtually all of our revenues and most of our operating costs are in U.S. Dollars. We incur certain operating expenses in currencies other than the U.S. dollar, and the foreign exchange risk associated with these operating expenses is immaterial.

However, the Company has entered into a number of short-term forward currency contracts to hedge the Company’s exposure to the Norwegian Kroner related to the cost basis of Jinhui stock.  The Company had forward currency contract in place for a notional amount of 685.1 million NOK (Norwegian Kroner) or $121.7 million, which all matured on October 17, 2007. The Company entered into another forward currency contract expiring November 16, 2007 for the same notional amount of 685.1 million NOK for $126.4 million.  Upon maturation of the forward currency contract, a 1% change in the value of the Norwegian Kroner could result in a currency gain or loss of $1.3 million. However, since the Company is utilizing hedge accounting on the cost basis of the Jinhui stock, the effective portion of the currency translation gain or (loss) on the Available for Sale Security is netted against the fluctuation in the currency gain or loss on forward currency contract itself.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 as of the end of the period covered by this Report. Based upon that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure, and in turn is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time the Company is subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company, its financial condition, results of operations or cash flows.

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

Item 6.  EXHIBITS

Exhibit	Document

10.1	Master Agreement between Genco Shipping & Trading Limited and Metrostar Management Corporation (incorporated by reference to Exhibit 10.1 to report on Form 8-K dated July 18, 2007).

10.2
Credit Agreement, dated as of July 20, 2007, among Genco Shipping & Trading Limited, Various Lenders, DnB NOR Bank ASA, New York Branch, as Administrative Agent and Collateral Agent, and DnB NOR Bank ASA, New York Branch, as Mandated Lead Arranger and Bookrunner (incorporated by reference to Exhibit 10.1 to report on Form 8-K dated July 26, 2007).

10.3
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

10.4
Guaranty, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as guarantors, for the benefit of the Secured Creditors (incorporated by reference to Exhibit 10.3 to report on Form 8-K dated July 26, 2007).

10.5	Form of Memorandum of Agreement dated as of August 8, 2007 by and between Subsidiaries of Genco Shipping & Trading Limited and affiliates of Evalend Shipping Co. S.A.*

10.6
Amendment and Supplement No. 1 to Senior Secured Credit Agreement, dated as of September 21, 2007, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to report on Form 8-K dated September 21, 2007).

10.7	Letter Agreement, dated September 21, 2007, between Genco Shipping & Trading Limited and John C. Wobensmith (incorporated by reference to Exhibit 10.2 to report on Form 8-K dated September 21, 2007).

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)           Filed with this Report.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GENCO SHIPPING & TRADING LIMITED
DATE: November 9, 2007	By: /s/ ROBERT GERALD BUCHANAN Robert Gerald Buchanan President (Principal Executive Officer)
DATE: November 9, 2007	By: /s/ JOHN C. WOBENSMITH John C. Wobensmith Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document

10.1	Master Agreement between Genco Shipping & Trading Limited and Metrostar Management Corporation (incorporated by reference to Exhibit 10.1 to report on Form 8-K dated July 18, 2007).

10.2
Credit Agreement, dated as of July 20, 2007, among Genco Shipping & Trading Limited, Various Lenders, DnB NOR Bank ASA, New York Branch, as Administrative Agent and Collateral Agent, and DnB NOR Bank ASA, New York Branch, as Mandated Lead Arranger and Bookrunner (incorporated by reference to Exhibit 10.1 to report on Form 8-K dated July 26, 2007).

10.3
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

10.4
Guaranty, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as guarantors, for the benefit of the Secured Creditors (incorporated by reference to Exhibit 10.3 to report on Form 8-K dated July 26, 2007).

10.5	Form of Memorandum of Agreement dated as of August 8, 2007 by and between Subsidiaries of Genco Shipping & Trading Limited and affiliates of Evalend Shipping Co. S.A.*

10.6
Amendment and Supplement No. 1 to Senior Secured Credit Agreement, dated as of September 21, 2007, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to report on Form 8-K dated September 21, 2007).

10.7	Letter Agreement, dated September 21, 2007, between Genco Shipping & Trading Limited and John C. Wobensmith (incorporated by reference to Exhibit 10.2 to report on Form 8-K dated September 21, 2007).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

 (*)           Filed with this Report.

    (Remainder of page left intentionally blank)