Form 10-K
period 2007-12-31
GENCO SHIPPING & TRADING LTD
filed 2008-02-29
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Title of Each Class

Common Stock, par value $.01 per share

Name of Each Exchange on Which Registered

New York Stock Exchange

Securities of the Registrant registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐

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

Large accelerated filer ☒        Accelerated filer ☐      Non-accelerated filer ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the registrant's voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $41.26 per share as of June 30, 2007 on the New York Stock Exchange, was approximately $732.6 million. The registrant has no non-voting common equity issued and outstanding.  The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant's common stock as of February 29, 2008 was 29,078,309 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007, are incorporated by reference in Part III herein.

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a New York City-based company, incorporated in the Marshall Islands in 2004. We transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes. Our fleet currently consists of 28 drybulk carriers, 14 of which we acquired from a subsidiary of The China National Cereals Oil and Foodstuffs Corp., or COFCO, a Chinese conglomerate, in December 2004 and during the first six months of 2005. The Genco Muse was acquired in October 2005 from Western Bulk Carriers, and in November 2006, we took delivery of three drybulk vessels from affiliates of Franco Compania Naviera S.A.  In July 2007, we entered into an agreement to acquire nine Capesize vessels from companies within the Metrostar Management Corporation group for a net purchase price of $1,111 million.  The Company took delivery of four of these vessels in the second half of 2007 and the Genco Constantine in February 2008.  In August 2007, the Company also agreed to acquire six drybulk vessels (three Supramax and three Handysize) from affiliates of Evalend Shipping Co. S.A. for a net purchase price of $336 million.  The Company took delivery of five of these vessels in December 2007 and the sixth vessel in January 2008.  During 2007, the Company sold the Genco Glory and the Genco Commander and realized a gain of $27 million.  During February 2008, the Genco Trader was sold to SW Shipping Co., Ltd. for $44 million, less a 2% third party brokerage commission.  All of the vessels in our fleet are on time charter contracts, with an average remaining life of approximately 19.9 months as of February 26, 2008. All of our vessels are chartered to reputable charterers, including Lauritzen Bulkers A/S, or Lauritzen Bulkers, Cargill International S.A., or Cargill, NYK Bulkship Europe, or NYK Europe, Korea Line Corporation, or KLC, A/S Klaveness,

Pacific Basin Chartering Ltd. or Pacbasin, SK Shipping Ltd. or SK, STX Panocean (UK) Co. Ltd. or STX, and Hyundai Merchant Marine Co. Ltd., or HMMC.

We intend to continue to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow. In connection with the acquisitions made in 2007 and our growth strategy, we negotiated a new credit facility which we entered into as of July 20, 2007 (our “2007 Credit Facility”) for a total amount of $1,377 million that we expect to use to acquire additional vessels that will be employed either in the spot or time charter market.  As of February 26, 2008, we had approximately $332.5 million of availability under our 2007 Credit Facility.

Our fleet currently consists of five Capesize, six Panamax, three Supramax, six Handymax and eight Handysize drybulk carriers with an aggregate carrying capacity of approximately 2,020,000 deadweight tons (dwt). As of February 26, 2008, the average age of the vessels currently in our fleet was 6.37 years, as compared to the average age for the world fleet of approximately 16 years for the drybulk shipping segments in which we compete. All of the vessels in our fleet were built in Japanese, Korean, Philippine and Chinese shipyards with reputations for constructing high-quality vessels.  Our fleet contains six groups of sister ships, which are vessels of virtually identical sizes and specifications.

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
•
Pursue an appropriate balance of time and spot charters - All of our vessels are under time charters with an average remaining life of approximately 19.9 months as of February 26, 2008. These charters provide us with relatively stable revenues and a high fleet utilization.  We may in the future pursue other market opportunities for our vessels to capitalize on favorable market conditions, including arranging longer charter periods and entering into short-term time, voyage charters and use of vessel pools.

•
Maintain low-cost, highly efficient operations - We outsource technical management of our fleet to Wallem Shipmanagement Limited (“Wallem”), Anglo-Eastern Group (“Anglo”), Bernard Schulte Ship Management Hong Kong Limited (“BSSM”) and Barber International Ltd. (“Barber”), third-party independent technical managers, at a cost we believe is lower than what we could achieve by performing the function in-house. Our management team actively monitors and controls vessel operating expenses incurred by the independent technical managers by overseeing their activities. Finally, we seek to maintain low-cost, highly efficient operations by capitalizing on the cost savings and economies of scale that result from operating sister ships.

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

OUR FLEET

Our fleet consists of five Capesize, six Panamax, three Supramax, six Handymax and eight Handysize drybulk carriers, with an aggregate carrying capacity of approximately 2,020,000 dwt. As of February 26, 2008 the average age of the vessels currently in our fleet was approximately 6.37 years, as compared to the average age for the world fleet of approximately 16 years for the drybulk shipping segments in which we compete.  All of the vessels in our fleet were built in Japanese, Korean, Philippine and Chinese shipyards with reputations for constructing high-quality vessels.  The table below summarizes the characteristics of our vessels:

Vessel	Class	Dwt	Year Built

Genco Augustus	Capesize	180,151	2007
Genco Constantine	Capesize	180,183	2008
Genco London	Capesize	177,833	2007
Genco Tiberius	Capesize	175,874	2007
Genco Titus	Capesize	177,729	2007
Genco Acheron	Panamax	72,495	1999
Genco Beauty	Panamax	73,941	1999
Genco Knight	Panamax	73,941	1999

Genco Leader	Panamax	73,941	1999
Genco Surprise	Panamax	72,495	1998
Genco Vigour	Panamax	73,941	1999
Genco Hunter	Supramax	58,729	2007
Genco Predator	Supramax	55,407	2005
Genco Warrior	Supramax	55,435	2005
Genco Carrier	Handymax	47,180	1998
Genco Marine	Handymax	45,222	1996
Genco Muse	Handymax	48,913	2001
Genco Prosperity	Handymax	47,180	1997
Genco Success	Handymax	47,186	1997
Genco Wisdom	Handymax	47,180	1997
Genco Challenger	Handysize	28,428	2003
Genco Champion	Handysize	28,445	2006
Genco Charger	Handysize	28,398	2005
Genco Explorer	Handysize	29,952	1999
Genco Pioneer	Handysize	29,952	1999
Genco Progress	Handysize	29,952	1999
Genco Reliance	Handysize	29,952	1999
Genco Sugar	Handysize	29,952	1998

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

We utilize the services of reputable independent technical managers for the technical management of our fleet. We currently contract with Wallem, Anglo, BSSM, and Barber, independent technical managers, for our technical management. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Members of our New York City-based management team oversee the activities of our independent technical managers. The head of our technical management team has over 30 years of experience in the shipping industry.

Wallem, founded in 1971, Anglo, founded in 1974, BSSM, founded in 1981 and wholly owned by the century old ship owning company, Bernhard Schulte, and Barber, a subsidiary of Wilh. Wilhelmsen Group which was founded in 1861, are amongst the largest ship management companies in the world. These technical managers are known worldwide for their agency networks, covering all major ports in China, Hong Kong, Japan, Vietnam, Taiwan, Thailand, Malaysia, Indonesia, the Philippines and Singapore. These technical managers provide services to over 1,000 vessels of all types, including Capesize, Panamax, Supramax, Handymax and Handysize drybulk carriers that meet strict quality standards.

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

OUR CHARTERS

Currently, we employ all of our drybulk carriers under time charters. A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the disposal of the charterer. Under a time charter, the charterer periodically pays a fixed daily charterhire rate to Genco and bears all voyage expenses, including the cost of bunkers (“fuel”), port expenses, agents’ fees and canal dues.  Two of the vessels, the Genco Constantine and the Genco Titus, are chartered under time charters which include a profit sharing element.  Under these two charters, the Company received a fixed rate of $52,750 and $45,000 per day, respectively, and an additional profit sharing payment.  The profit sharing between the Company and the respective charterer for each 15-day period is calculated by taking the average over that period of the published Baltic Cape Index of the four T/C routes as reflected in daily reports.  If such average is more than the base rate payable under the charter, the excess amount is allocable 50% to the Company and 50% to the charterer.  A commission of 3.75% based on the profit sharing amount due to the Company is incurred out of the Company’s share.

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

In connection with the charter of each of our vessels, we incur commissions ranging from 1.25% to 6.25% of the total daily charterhire rate of each charter to third parties, depending on the number of brokers involved with arranging the relevant charter.

We monitor developments in the drybulk shipping industry on a regular basis and strategically adjust the charterhire periods for our vessels according to market conditions as they become available for charter.

The following table sets forth information about the current employment of the vessels currently in our fleet as of February 26, 2008:

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)	Revenue Daily Rate (3)	Expected Delivery (4)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	December 2009	45,263	62,750	-
Genco Tiberius	2007	Cargill International S.A.	January 2010	45,263	62,750	-
Genco London	2007	SK Shipping Co., Ltd	August 2010	57,500	64,250	-
Genco Titus	2007	Cargill International S.A.	September 2011	45,000(5)	46,250	-
Genco Constantine	2008	Cargill International S.A.	August 2012	52,750(7)		-
Genco Hadrian	2008(6)	To be determined (“TBD”)	TBD	TBD		Q4 2008
Genco Commodus	2009(6)	TBD	TBD	TBD		Q2 2009
Genco Maximus	2009(6)	TBD	TBD	TBD		Q2 2009
Genco Claudius	2009(6)	TBD	TBD	TBD		Q3 2009

Panamax Vessels
Genco Beauty	1999	Cargill International S.A.	May 2009	31,500		-
Genco Knight	1999	SK Shipping Ltd.	May 2009	37,700		-
Genco Leader	1999	A/S Klaveness	December 2008	25,650(8)		-
Genco Vigour	1999	STX Panocean (UK) Co. Ltd.	March 2009	29,000(9)		-
Genco Acheron	1999	STX Panocean (UK) Co. Ltd.	March 2008	30,000		-
Genco Surprise	1998	Hanjin Shipping Co., Ltd.	December 2010	42,100 (10)		-

Supramax Vessels
Genco Predator	2005	Oldendorff GmbH & Co. KG.	May 2008	55,000		-
Genco Warrior	2005	Hyundai Merchant Marine Co. Ltd.	November 2010	38,750		-
Genco Hunter	2007	Pacific Basin Chartering Ltd.	March 2008	65,000		-

Handymax Vessels
Genco Success	1997	Korea Line Corporation	March 2008/ February 2011	24,000/ 33,000(11)		-
Genco Carrier	1998	Pacific Basin Chartering Ltd.	March 2008	24,000		-
Genco Prosperity	1997	Pacific Basin Chartering Ltd.	April 2008	26,000		-
Genco Wisdom	1997	Hyundai Merchant Marine Co. Ltd.	March 2008/ February 2011	24,000/(12) 34,500		-
Genco Marine	1996	NYK Bulkship Europe S.A.	March 2008	24,000		-
Genco Muse	2001	Oldendorff GmbH & Co. KG.	March 2008	58,000		-

Handysize Vessels
Genco Explorer	1999	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Pioneer	1999	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Progress	1999	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Reliance	1999	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Sugar	1998	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Charger	2005	Pacific Basin Chartering Ltd.	November 2010	24,000		-
Genco Challenger	2003	Pacific Basin Chartering Ltd.	November 2010	24,000		-
Genco Champion	2006	Pacific Basin Chartering Ltd.	December 2010	24,000		-

(1) The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course, under the terms of each contract, the charterer is entitled to extend time charters from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire. The charterer of the Genco Titus has the option to extend the charter for a period of one year.

(2) Time charter rates presented are the gross daily charterhire rates before the payments of brokerage commissions ranging from 1.25% to 6.25% to third parties, except as indicated for the Genco Leader in note 8 below. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3) For the vessels acquired with a below-market time charter rate, the approximate amount of revenue on a daily basis to be recognized as revenues is displayed in the column named “Revenue Daily Rate” and is net of any third-party commissions. Since these vessels were acquired with existing time charters with below-market rates, we allocated the purchase price between the respective vessel and an intangible liability for the value assigned to the below-market charterhire.  This intangible liability is amortized as an increase to voyage revenues over the minimum remaining term of the charter.  For cash flow purposes, we will continue to receive the rate presented in the “Cash Daily Rate” column until the charter expires.
(4) Dates for vessels being delivered in the future are estimates based on guidance received from the sellers and/or the respective shipyards.
(5) The Company receives a fixed rate of $45,000 per day less a 5% commission and an additional profit sharing payment. The profit sharing between the Company and the charterer for each 15-day period is calculated by taking the average over that period of the published Baltic Cape Index of the four T/C routes as reflected in daily reports.  If such average is more than the base rate payable under the charter, the excess amount is allocable 50% to the Company and 50% to the charterer.  A commission of 3.75% based on the profit sharing amount due to the Company is incurred out of the Company’s share.
(6) Year built for vessels being delivered in the future are estimates based on guidance received from the sellers and/or the respective shipyards.
(7) The Company receives a fixed rate of $52,750 per day less a 5% commission and an additional profit sharing payment. The profit sharing between the Company and the charterer for each 15-day period is calculated by taking the average over that period of the published Baltic Cape Index of the four T/C routes as reflected in daily reports.  If such average is more than the base rate payable under the charter, the excess amount is allocable 50% to the Company and 50% to the charterer.  A commission of 3.75% based on the profit sharing amount due to the Company is incurred out of the Company’s share.
(8) For the Genco Leader, the time charter rate presented is the net daily charterhire rate. There are no payments of brokerage commissions associated with these time charters.
(9) We have entered into a time charter for 23 to 25 months at a rate of $33,000 per day for the first 11 months, $25,000 per day for the following 11 months and $29,000 per day thereafter, less a 5% third-party brokerage commission. For purposes of revenue recognition, the time charter contract is reflected on a straight-line basis at approximately $29,000 per day for 23 to 25 months in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The time charter, commenced following the expiration of the vessel's previous time charter on May 5, 2007.
(10) The new charter commenced following the expiration of the previous charter on January 31, 2008.
 (11) We intend to extend the time charter for an additional 35 to 37.5 months at a rate of $40,000 per day for the first 12 months, $33,000 per day for the following 12 months and $26,000 per day for the next 12 months and $33,000 thereafter less a 5% third-party brokerage commission. In all cases the rate for the duration of the time charter will average $33,000.  For purposes of revenue recognition, the time charter contract is reflected on a straight-line basis at approximately $33,000 per day for 35 to 37.5 months in accordance with generally accepted accounting principles in the United States, or U.S. GAAP.  The new charter will commence following the expiration of the previous charter on March 1, 2008.
(12) We have reached an agreement to extend the time charter for an additional 35 to 37.5 months at a rate of $34,500 per day less a 5% third party brokerage commission.  The new charter will commence following the expiration of the previous charter on March 1, 2008.

CLASSIFICATION AND INSPECTION

All of our vessels have been certified as being “in class” by the American Bureau of Shipping (“ABS”), Nippon Kaiji Kyokai (“NK”), Det Norske Veritas (“DNV”) or Lloyd’s Register of Shipping (“Lloyd’s”). Each of these classification societies is a member of the International Association of Classification Societies. Every commercial vessel’s hull and machinery is evaluated by a classification society authorized by its country of registry. The classification society certifies that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. Each vessel is inspected by a surveyor of the classification society in three surveys of varying frequency and thoroughness: every year for the annual survey, every two to three years for the intermediate survey and every four to five years for special surveys. Special surveys always require drydocking. Vessels that are 15 years old or older are required, as part of the intermediate survey process, to be drydocked every 24 to 30 months for inspection of the underwater portions of the vessel and for necessary repairs stemming from the inspection.

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

CREWING AND EMPLOYEES

Each of our vessels is crewed from 20 to 23 officers and seamen. Our technical managers are responsible for locating and retaining qualified officers for our vessels. The crewing agencies handle each seaman's training, travel and payroll, and ensure that all the seamen on our vessels have the qualifications and licenses required to comply with international regulations and shipping conventions. We typically man our vessels with more crew members than are required by the country of the vessel's flag in order to allow for the performance of routine maintenance duties.

As of February 26, 2008, we employed 17 shore-based personnel and approximately 600 seagoing personnel on our vessels.

CUSTOMERS

Our assessment of a charterer's financial condition and reliability is an important factor in negotiating employment for our vessels. We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities. Our customers include national, regional and international companies, such as Lauritzen Bulkers, Cargill, Pacbasin, SK. STX, NYK Europe and HMMC. For 2007, two of our charterers, Lauritzen Bulkers and Cargill accounted for more than 10% of our revenues.

COMPETITION

Our business fluctuates in line with the main patterns of trade of the major drybulk cargoes and varies according to changes in the supply and demand for these items. We operate in markets that are highly competitive and based primarily on supply and demand. We compete for charters on the basis of price, vessel location and size, age and condition of the vessel, as well as on our reputation as an owner and operator. We compete with other owners of drybulk carriers in the Capesize, Panamax, Supramax, Handymax and Handysize class sectors, some of whom may also charter our vessels as customers. Ownership of drybulk carriers is highly fragmented and is divided among approximately 1,300 independent drybulk carrier owners.

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

General

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

Hull and Machinery and War Risks Insurance

We maintain marine hull and machinery and war risks insurance, which cover the risk of actual or constructive total loss, for all of our vessels. Our vessels are each covered up to at least fair market value with deductibles of $60,000 per vessel per incident for our Handysize vessels, $75,000 per vessel per incident for our Panamax, Supramax and Handymax vessels and $125,000 per vessel per incident for our Capesize vessels.

Protection and Indemnity Insurance

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

Our current protection and indemnity insurance coverage for pollution is $1 billion per vessel per incident. The 13 P&I Associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. As a member of a P&I Association, which is a member of the International Group, we are subject to calls payable to the associations based on the group's claim records as well as the claim records of all other members of the individual associations and members of the pool of P&I Associations comprising the International Group.

Loss of Hire Insurance

We maintain loss of hire insurance which covers business interruptions and related losses that result from the loss of use of a vessel. Our loss of hire insurance has a 14-day deductible and provides claim coverage for up to 90 days.

ENVIRONMENTAL AND OTHER REGULATION

Government regulation significantly affects the ownership and operation of our vessels. We are subject to various international conventions and treaties, laws and regulations in force in the countries in which our vessels may operate or are registered relating to safety and health and environmental protection including the storage, handling, emission, transportation and discharge of hazardous and non-hazardous materials, and the remediation of contamination and liability for damage to natural resources.

A variety of governmental and private entities subject our vessels to both scheduled and unscheduled inspections. These entities include the local port authorities, (applicable national authorities such as the United States Coast Guard and harbor masters), classification societies, flag state administration (country of registry) and charterers. Some of these entities require us to obtain permits, licenses, certificates and other authorizations for the operation of our vessels. Our failure to maintain necessary permits or approvals could require us to incur substantial costs or temporarily suspend the operation of one or more of our vessels.

In recent periods, heightened levels of environmental and operational safety concerns among insurance underwriters, regulators and charterers have led to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the drybulk shipping industry. Increasing environmental concerns have created a demand for vessels that conform to the stricter environmental standards.  We believe that the operation of our vessels is in substantial compliance with applicable environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations. However, because such laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels.  In addition, a future serious marine incident that results in significant oil pollution or otherwise causes significant adverse environmental impact could result in additional legislation or regulation that could negatively affect our profitability.

International Maritime Organization

The International Maritime Organization, the United Nations agency for maritime safety and the prevention of pollution by ships, or the IMO, has adopted the International Convention for the Prevention of Marine Pollution, 1973, as modified by the related Protocol of 1978 relating thereto, which has been updated through various amendments, or the MARPOL Convention.  The MARPOL Convention establishes environmental standards relating to oil leakage or spilling, garbage management, sewage, air emissions, handling and disposal of noxious liquids and the handling of harmful substances in packaged forms.  The IMO adopted regulations that set forth pollution prevention requirements applicable to drybulk carriers.  These regulations have been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate.

In September 1997, the IMO adopted Annex VI to the MARPOL Convention to address air pollution from ships. Annex VI was ratified in May 2004, and became effective in May 2005. Annex VI set limits on sulfur oxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions. Annex VI regulations pertaining to nitrogen oxide emissions apply to diesel engines on vessels built on or after January 1, 2000 or diesel engines undergoing major conversions after such date. All of our vessels comply with the IAPP (International Air Pollution and Prevention) for vessels built before January 1, 2000 and the EIAPP (Engine International Air Pollution and Prevention) requirements and are certified accordingly by the vessels’ respective Classification Society. Additional or new conventions, laws and regulations may be adopted that could adversely affect our business, results of operations, cash flows and financial condition.  Compliance with these regulations could require the installation of expensive emission control systems and could have an adverse financial impact on the operation of our vessels.

Safety Management System Requirements

IMO also adopted the International Convention for the Safety of Life at Sea, or SOLAS and the International Convention on Load Lines, or the LL Convention, which impose a variety of standards that regulate the design and operational features of ships. The IMO periodically revises the SOLAS Convention and LL Convention standards. We believe that all our vessels are in material compliance with SOLAS and LL Convention standards.

Under Chapter IX of SOLAS, the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention, or ISM Code, our operations are also subject to environmental standards and requirements contained in the ISM Code promulgated by the IMO. The ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies. We rely upon the safety management system that we and our technical manager have developed for compliance with the ISM Code.  The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. As of the date of this filing, each of our vessels is ISM code-certified.

The ISM Code requires that vessel operators also obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel’s management with code requirements for a safety management system. No vessel can obtain a certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code. We believe that we have all material requisite documents of compliance for our offices and safety management certificates for all of our vessels for which the certificates are required by the IMO. We review these documents of compliance and safety management certificates annually.

Pollution Control and Liability Requirements

IMO has negotiated international conventions that impose liability for oil pollution in international waters and the territorial waters of the signatory to such conventions. For example, IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, in February 2004. The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements (beginning in 2009), to be replaced in time with mandatory concentration limits. The BWM Convention will not become effective until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping.

Although the United States is not a party to these conventions, many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended in 2000, or the CLC. Under this convention and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain defenses.  The limits on liability outlined in the 1992 Protocol use the International Monetary Fund currency unit of Special Drawing Rights, or SDR. Under an amendment to the 1992 Protocol that became effective on November 1, 2003, for vessels between 5,000 and 140,000 gross tons (a unit of measurement for the total enclosed spaces within a vessel), liability is limited to approximately 4.51 million SDR plus 631 SDR for each additional gross ton over 5,000. For vessels of over 140,000 gross tons, liability is limited to 89.77 million SDR.  The exchange rate between SDRs and dollars was 0.633423 SDR per dollar on February 14, 2008. As the convention calculates liability in terms of a basket of currencies, these figures are based on currency exchange rates on February 14, 2008. The right to limit liability is forfeited under the CLC where the spill is caused by the shipowner’s actual fault and under the 1992 Protocol where the spill is caused by the shipowner’s intentional or reckless conduct. Vessels trading with states that are parties to these conventions must provide evidence of insurance covering the liability of the owner. In jurisdictions where the CLC has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that of the convention. We believe that our protection and indemnity insurance will covers the liability under the plan adopted by the IMO.

In March 2006, the IMO amended Annex I to MARPOL, including a new regulation relating to oil fuel tank protection, which became effective August 1, 2007.  The new regulation will apply to various ships delivered on or after August 1, 2010.  It includes requirements for the protected location of the fuel tanks, performance standards for accidental oil fuel outflow, a tank capacity limit and certain other maintenance, inspection and engineering standards.

Compliance Enforcement

The flag state, as defined by the United Nations Convention on Law of the Sea, has overall responsibility for the implementation and enforcement of international maritime regulations for all ships granted the right to fly its flag. The “Shipping Industry Guidelines on Flag State Performance” evaluates flag states based on factors such as sufficiency of infrastructure, ratification of international maritime treaties, implementation and enforcement of international maritime regulations, supervision of surveys, casualty investigations and participation at IMO meetings. Our vessels are flagged in the Marshall Islands. Marshall Islands-flagged vessels have historically received a good assessment in the shipping industry.  We recognize the importance of a credible flag state and do not intend to use flags of convenience or flag states with poor performance indicators.

Noncompliance with the ISM Code or other IMO regulations may subject the shipowner or bareboat charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. The United States Coast Guard and European Union authorities have indicated that vessels not in compliance with the ISM Code by the applicable deadlines will be prohibited from trading in United States and European Union ports, respectively. As of the date of this report, each of our vessels is ISM Code certified.  However, there can be no assurance that such certificate will be maintained.

The United States Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act

The United States Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all owners and operators whose vessels trade in the United States, its territories and possessions or whose vessels operate in United States waters, which includes the United States' territorial sea and its two hundred nautical mile exclusive economic zone.  The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances other than oil, whether on land or at sea.  Both OPA and CERCLA impact our operations.

Under OPA, vessel owners, operators and bareboat charterers are "responsible parties" and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels. OPA defines these other damages broadly to include:

•	natural resources damage and the costs of assessment thereof;

•	real and personal property damage;

•	net loss of taxes, royalties, rents, fees and other lost revenues;

•	lost profits or impairment of earning capacity due to property or natural resources damage; and

•	net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

Under amendments to OPA that became effective on July 11, 2006, the liability of responsible parties is limited to the greater of $950 per gross ton or $0.8 million per drybulk vessel that is over 300 gross tons (subject to possible adjustment for inflation). CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages.  Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million.  These limits of liability do not apply if an incident was directly caused by violation of applicable United States federal safety, construction or operating regulations or by a responsible party's gross negligence or willful misconduct, or if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with oil removal activities.

We currently maintain pollution liability coverage insurance in the amount of $1 billion per incident for each of our vessels. If the damages from a catastrophic spill were to exceed our insurance coverage it could have an adverse effect on our business and results of operation.

OPA requires owners and operators of vessels to establish and maintain with the United States Coast Guard evidence of financial responsibility sufficient to meet their potential liabilities under OPA and CERCLA. Current United States Coast Guard regulations require evidence of financial responsibility in the amount of $900 per gross ton for non-tank vessels, which includes the OPA limitation on liability of $600 per gross ton and the CERCLA liability limit of $300 per gross ton. In February 2008, the United States Coast Guard issued a proposal rule to increase the amounts of financial responsibility to reflect the July 2006 increases in liability. Under the regulations, vessel owners and operators may evidence their financial responsibility by showing proof of insurance, surety bond, self-insurance or guaranty. Under OPA, an owner or operator of a fleet of vessels is required only to demonstrate evidence of financial responsibility in an amount sufficient to cover the vessels in the fleet having the greatest maximum liability under OPA.

The United States Coast Guard's regulations concerning certificates of financial responsibility provide, in accordance with OPA, that claimants may bring suit directly against an insurer or guarantor that furnishes certificates of financial responsibility. In the event that such insurer or guarantor is sued directly, it is prohibited from asserting any contractual defense that it may have had against the responsible party and is limited to asserting those defenses available to the responsible party and the defense that the incident was caused by the willful misconduct of the responsible party. Certain organizations, which had typically provided certificates of financial responsibility under pre-OPA laws, including the major protection and indemnity organizations, have declined to furnish evidence of insurance for vessel owners and operators if they are subject to direct actions or are required to waive insurance policy defenses.

The United States Coast Guard's financial responsibility regulations may also be satisfied by evidence of surety bond, guaranty or by self-insurance. Under the self-insurance provisions, the ship owner or operator must have a net worth and working capital, measured in assets located in the United States against liabilities located anywhere in the world, that exceeds the applicable amount of financial responsibility. We have complied with the United States Coast Guard regulations by providing a certificate of responsibility from third party entities that are acceptable to the United States Coast Guard evidencing sufficient self-insurance.

OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for oil spills. In some cases, states, which have enacted such legislation, have not yet issued implementing regulations defining vessels owners' responsibilities under these laws. We intend to comply with all applicable state regulations in the ports where our vessels call.  We believe that we are in substantial compliance with all applicable existing state requirements.  In addition, we intend to comply with all future applicable state regulations in the ports where our vessels call.

Other Environmental Initiatives

The U.S. Clean Water Act, or CWA, prohibits the discharge of oil or hazardous substances in navigable waters and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA.

Currently, under U.S. Environmental Protection Agency, or EPA, regulations that have been in place since 1978, vessels are exempt from the requirement to obtain CWA permits for the discharge in U.S. ports of ballast water and other substances incidental to their normal operation. However, on March 30, 2005, the United States District Court for the

Northern District of California ruled in Northwest Environmental Advocate v. EPA, 2005 U.S. Dist. LEXIS 5373, that EPA exceeded its authority in creating an exemption for ballast water. On September 18, 2006, the court issued an order invalidating the blanket exemption in EPA's regulations for all discharges incidental to the normal operation of a vessel as of September 30, 2008 and directing EPA to develop a system for regulating all discharges from vessels by that date. Under the court's ruling, owners and operators of vessels visiting U.S. ports would be required to comply with any CWA permitting program to be developed by EPA or face penalties. Although the EPA has appealed the decision to the Ninth Circuit Court of Appeals, we cannot predict the outcome of the litigation. If the District Court's order is ultimately upheld, we will incur certain costs to obtain CWA permits for our vessels and meet any treatment requirements, although we do not expect that these costs would be material.

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

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security.  On November 25, 2002, the United States Maritime Transportation Security Act of 2002, or the MTSA came into effect.  To implement certain portions of the MTSA, in July 2003, the United States Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States.  Similarly, in December 2002, amendments to SOLAS created a new chapter of the convention dealing specifically with maritime security.  The new chapter became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the newly created International Ship and Port Facilities Security Code, or the ISPS Code.  The ISPS Code is designed to protect ports and international shipping against terrorism.  After July 1, 2004, to trade internationally, a vessel must attain an International Ship Security Certificate from a recognized security organization approved by the vessel’s flag state.  Among the various requirements are:

•
on-board installation of automatic identification systems to provide a means for the automatic transmission of safety-related information from among similarly equipped ships and shore stations, including information on a ship’s identity, position, course, speed and navigational status;

•	on-board installation of ship security alert systems, which do not sound on the vessel but only alerts the authorities on shore;

•	the development of vessel security plans;
•	ship identification number to be permanently marked on a vessel’s hull;
•
a continuous synopsis record kept onboard showing a vessel’s history including, name of the ship and of the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship’s identification number, the port at which the ship is registered and the name of the registered owner(s) and their registered address; and

•	compliance with flag state security certification requirements.

The United States Coast Guard regulations, intended to align with international maritime security standards, exempt from MTSA vessel security measures non-United States vessels that have on board, as of July 1, 2004, a valid International Ship Security Certificate attesting to the vessel’s compliance with SOLAS security requirements and the ISPS Code.  Our managers intend to implement the various security measures addressed by MTSA, SOLAS and the ISPS Code, and we intend that our fleet will comply with applicable security requirements.  We have implemented the various security measures addressed by the MTSA, SOLAS and the ISPS Code.

Inspection by Classification Societies

Every seagoing vessel must be ‘‘classed’’ by a classification society.  The classification society certifies that the vessel is ‘‘in class,’’ signifying that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member.  In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned.

The classification society also undertakes on request other surveys and checks that are required by regulations and requirements of the flag state.  These surveys are subject to agreements made in each individual case and/or to the regulations of the country concerned.

For maintenance of the class certification, regular and extraordinary surveys of hull, machinery, including the electrical plant, and any special equipment classed are required to be performed as follows:

•
Annual Surveys:  For seagoing ships, annual surveys are conducted for the hull and the machinery, including the electrical plant, and where applicable for special equipment classed, at intervals of 12 months from the date of commencement of the class period indicated in the certificate.

•
Intermediate Surveys:  Extended annual surveys are referred to as intermediate surveys and typically are conducted two and one-half years after commissioning and each class renewal.  Intermediate surveys may be carried out on the occasion of the second or third annual survey.

•
Class Renewal Surveys:  Class renewal surveys, also known as special surveys, are carried out for the ship’s hull, machinery, including the electrical plant, and for any special equipment classed, at the intervals indicated by the character of classification for the hull.  At the special survey, the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures.  Should the thickness be found to be less than class requirements, the classification society would prescribe steel renewals.  The classification society may grant a one-year grace period for completion of the special survey.  Substantial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear.  In lieu of the special survey every four or five years, depending on whether a grace period was granted, a shipowner has the option of arranging with the classification society for the vessel’s hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five-year cycle. Upon a shipowner’s request, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire period of class.  This process is referred to as continuous class renewal.

All areas subject to survey as defined by the classification society are required to be surveyed at least once per class period, unless shorter intervals between surveys are prescribed elsewhere.  The period between two subsequent surveys of each area must not exceed five years.

Most vessels are also drydocked every 30 to 36 months for inspection of the underwater parts and for repairs related to inspections.  If any defects are found, the classification surveyor will issue a ‘‘recommendation’’ which must be rectified by the shipowner within prescribed time limits.

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as ‘‘in class’’ by a classification society which is a member of the International Association of Classification Societies.  All of our vessels have been certified as being “in class” by the American Bureau of Shipping (ABS), NK, DNV or Lloyd’s Register of Shipping. All new and secondhand vessels that we purchase must be certified prior to their delivery under our standard agreements.

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

ITEM 1A.  RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (ix) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims including offhire days; (x) our acquisition or disposition of vessels; (xi) the fulfillment of the closing conditions under the Company's agreement to acquire the remaining four Metrostar drybulk vessels; (xii) those other risks and uncertainties contained under the heading “RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS”, and (xiii) other factors listed from time to time in our filings with the Securities and Exchange Commission.

The following risk factors and other information included in this report should be carefully considered.  If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially and adversely affected and the trading price of our common stock could decline.

RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS

Industry Specific Risk Factors

Charterhire rates for drybulk carriers are at relatively high levels as compared to historical levels and may decrease in the future, which may adversely affect our earnings.

The drybulk shipping industry is cyclical with attendant volatility in charterhire rates and profitability. The degree of charterhire rate volatility among different types of drybulk carriers has varied widely. Although charterhire rates decreased slightly during 2005 and the first half of 2006, since July 2006, charter rates have risen sharply and are currently near their historical highs reached during October and November of 2007. Because we generally charter our vessels pursuant to time charters, we are exposed to changes in spot market rates for drybulk carriers at the time of entering into charterhire contracts and such changes may affect our earnings and the value of our drybulk carriers at any given time. We cannot assure you that we will be able to successfully charter our vessels in the future or renew existing charters at rates sufficient to allow us to meet our obligations or to pay dividends to our shareholders. The supply of and demand for shipping capacity strongly influences freight rates. Because the factors affecting the supply and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable.

Factors that influence demand for vessel capacity include:

•	demand for and production of drybulk products;

•	global and regional economic and political conditions including developments in international trade, fluctuations in industrial and agricultural production and armed conflicts;

•	the distance drybulk cargo is to be moved by sea;

•	environmental and other regulatory developments; and

•	changes in seaborne and other transportation patterns.

The factors that influence the supply of vessel capacity include:

•	the number of newbuilding deliveries;

•	port and canal congestion;

•	the scrapping rate of older vessels;

•	vessel casualties; and

•	the number of vessels that are out of service, i.e., laid-up, drydocked, awaiting repairs or otherwise not available for hire.

In addition to the prevailing and anticipated freight rates, factors that affect the rate of newbuilding, scrapping and laying-up include newbuilding prices, secondhand vessel values in relation to scrap prices, costs of bunkers and other operating costs, costs associated with classification society surveys, normal maintenance and insurance coverage, the efficiency and age profile of the existing fleet in the market and government and industry regulation of maritime transportation practices, particularly environmental protection laws and regulations. These factors influencing the supply of and demand for shipping capacity are outside of our control, and we may not be able to correctly assess the nature, timing and degree of changes in industry conditions.

We anticipate that the future demand for our drybulk carriers will be dependent upon continued economic growth in the world's economies, including China and India, seasonal and regional changes in demand, changes in the capacity of the global drybulk carrier fleet and the sources and supply of drybulk cargo to be transported by sea. The capacity of the global drybulk carrier fleet seems likely to increase and there can be no assurance that economic growth will continue. Adverse economic, political, social or other developments could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

An over-supply of drybulk carrier capacity may lead to reductions in charterhire rates and profitability.

The market supply of drybulk carriers has been increasing, and the number of drybulk carriers on order are near historic highs. These newbuildings were delivered in significant numbers starting at the beginning of 2006 and are expected to continue to be delivered in significant numbers through 2007.  An over-supply of drybulk carrier capacity may result in a reduction of charterhire rates.  If such a reduction occurs, upon the expiration or termination of our vessels' current charters we may only be able to re-charter our vessels at reduced or unprofitable rates or we may not be able to charter these vessels at all.

The market values of our vessels may decrease, which could adversely affect our operating results, cause us to breach one or more of the covenants in our credit facilities or limit the total amount that we may borrow under our credit facilities.

The fair market values of drybulk carriers have generally experienced high volatility.  The market prices for secondhand drybulk carriers declined from historically high levels during 2005 and the first half of 2006 and subsequently rose during 2006 and reached new historical highs in 2007.  You should expect the market value of our vessels to fluctuate depending on general economic and market conditions affecting the shipping industry and prevailing charterhire rates, competition from other shipping companies and other modes of transportation, types, sizes and ages of vessels, applicable governmental regulations and the cost of newbuildings.  If the book value of one of our vessels is impaired due to unfavorable market conditions or a vessel is sold at a price below its book value, we would incur a loss that could adversely affect our financial results.  A decrease in the fair market value of our vessels may cause us to breach one or more of the covenants in our credit facilities, which could accelerate the repayment of outstanding borrowing under the facility, or may limit the total amount that we may borrow under our credit facilities.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

We are subject to regulation and liability under environmental and operational safety laws that could require significant expenditures and affect our cash flows and net income and could subject us to increased liability under applicable law or regulation.

Our business and the operation of our vessels are materially affected by government regulation in the form of international conventions and national, state and local laws and regulations in force in the jurisdictions in which the vessels operate, as well as in the countries of their registration.  Because such conventions, laws, and regulations are often revised, we cannot predict the ultimate cost of complying with them or their impact on the resale prices or useful lives of our vessels.  Additional conventions, laws and regulations may be adopted that could limit our ability to do business or increase the cost of our doing business and that may materially adversely affect our business, results of operations, cash flows, financial condition and ability to pay dividends.  We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, certificates, and financial assurances with respect to our operations.

The operation of our vessels is affected by the requirements set forth in the United Nations' International Maritime Organization's International Management Code for the Safe Operation of Ships and Pollution Prevention, or ISM Code.  The ISM Code requires shipowners, ship managers and bareboat charterers to develop and maintain an extensive "Safety Management System" that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies.  The failure of a shipowner or bareboat charterer to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

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

The United States Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all owners and operators whose vessels trade in the United States, its territories and possessions or whose vessels operate in U.S. waters. OPA allows for potentially unlimited liability without regard to fault of vessel owners, operators and bareboat charterers for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels, including bunkers, in U.S. waters. OPA also expressly permits individual states to impose their own liability regimes with regard to hazardous materials and oil pollution materials occurring within their boundaries.

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

We operate our vessels worldwide and as a result, our vessels are exposed to international risks which could reduce revenue or increase expenses.

The international shipping industry is an inherently risky business involving global operations.  Our vessels will be at risk of damage or loss because of events such as mechanical failure, collision, human error, war, terrorism, piracy, cargo loss and bad weather.  All these hazards can result in death or injury to persons, increased costs, loss of revenues, loss or damage to property (including cargo), environmental damage, higher insurance rates, damage to our customer relationships, harm to our reputation as a safe and reliable operator and delay or rerouting.  In addition, changing economic, regulatory and political conditions in some countries, including political and military conflicts, have from time to time resulted in attacks on vessels, mining of waterways, piracy, terrorism, labor strikes and boycotts.  These sorts of events could interfere with shipping routes and result in market disruptions which could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

The operation of drybulk carriers has certain unique operational risks which could affect our earnings and cash flow.

The operation of certain ship types, such as drybulk carriers, has certain unique risks.  With a drybulk carrier, the cargo itself and its interaction with the vessel can be an operational risk.  By their nature, drybulk cargoes are often heavy, dense, easily shifted, and react badly to water exposure.  In addition, drybulk carriers are often subjected to battering treatment during unloading operations with grabs, jackhammers (to pry encrusted cargoes out of the hold) and small bulldozers.  This treatment may cause damage to the vessel.  Vessels damaged due to treatment during unloading procedures may be more susceptible to breach to the sea.  Hull breaches in drybulk carriers may lead to the flooding of the vessels' holds.  If a drybulk carrier suffers flooding in its forward holds, the bulk cargo may become so dense and waterlogged that its pressure may buckle the vessel's bulkheads leading to the loss of a vessel.  If we are unable to adequately maintain our vessels we may be unable to prevent these events.  Any of these circumstances or events have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.  In addition, the loss of any of our vessels could harm our reputation as a safe and reliable vessel owner and operator.

Terrorist attacks, such as the attacks on the United States on September 11, 2001, and other acts of violence or war may affect the financial markets and our business, results of operations and financial condition.

Terrorist attacks such as the attacks in the United States on September 11, 2001 and the United States’ continuing response to these attacks, the attacks in London on July 7, 2005, as well as the threat of future terrorist attacks, continue to cause uncertainty in the world financial markets, including the energy markets.  The continuing conflict in Iraq may lead to additional acts of terrorism, armed conflict and civil disturbance around the world, which may contribute to further instability including in the drybulk shipping markets.  Terrorist attacks, such as the attack on the M.T. Limburg in Yemen in October 2002, may also negatively affect our trade patterns or other operations and directly impact our vessels or our customers.  Future terrorist attacks could result in increased volatility of the financial markets in the United States and globally and could result in an economic recession in the United States or the world.  Any of these occurrences, or the perception that drybulk carriers are potential terrorist targets, could have a material adverse impact on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Compliance with safety and other vessel requirements imposed by classification societies may be costly and could reduce our net cash flows and net income.

The hull and machinery of every commercial vessel must be certified as being "in class" by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the Safety of Life at Sea Convention. Our vessels are currently enrolled with the ABS, NK, DNV, or Lloyd’s, each of which is a member of the International Association of Classification Societies.

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

If any vessel does not maintain its class or fails any annual, intermediate or special survey, the vessel will be unable to trade between ports and will be unemployable and we could be in violation of certain covenants in our New Credit Facility, which could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

We may be unable to attract and retain qualified, skilled employees or crew necessary to operate our business.

Our success depends in large part on our ability to attract and retain highly skilled and qualified personnel.  In crewing our vessels, we require technically skilled employees with specialized training who can perform physically demanding work.  Competition to attract and retain qualified crew members is intense.  We expect crew costs to increase in 2008.  If we are not able to increase our rates to compensate for any crew cost increases, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.  Any inability we experience in the future to hire, train and retain a sufficient number of qualified employees could impair our ability to manage, maintain and grow our business.

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

Arrests of our vessels by maritime claimants could cause a significant loss of earnings for the related off-hire period.

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages.  In many jurisdictions, a maritime lienholder may enforce its lien by “arresting” or “attaching” a vessel through foreclosure proceedings.  The arrest or attachment of one or more of our vessels could result in a significant loss of earnings for the related off-hire period.  In addition, in jurisdictions where the “sister ship” theory of liability applies, a claimant may arrest the vessel which is subject to the claimant’s maritime lien and any “associated” vessel, which is any vessel owned or controlled by the same owner.  In countries with “sister ship” liability laws, claims might be asserted against us or any of our vessels for liabilities of other vessels that we own.

Governments could requisition our vessels during a period of war or emergency, resulting in loss of earnings.

A government of a vessel's registry could requisition for title or seize our vessels. Requisition for title occurs when a government takes control of a vessel and becomes the owner. A government could also requisition our vessels for hire. Requisition for hire occurs when a government takes control of a vessel and effectively becomes the charterer at dictated charter rates. Generally, requisitions occur during a period of war or emergency.  Government requisition of one or more of our vessels could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Rising fuel prices may adversely affect our profits.

From time to time, we may operate our vessels on spot charters either directly or by placing them in pools with similar vessels.  Spot charter arrangements generally provide that the vessel owner or pool operator bear the cost of fuel (bunkers), which is a significant vessel operating expense.  Also, the cost of fuel may also be a factor in negotiating charter rates in the future.  As a result, an increase in the price of fuel beyond our expectations may adversely affect our profitability.  The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geo-political developments, supply and demand for oil and gas, actions by members of the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns and regulations.

Our results of operations are subject to seasonal fluctuations, which may adversely affect our financial condition.

We operate our vessels in markets that have historically exhibited seasonal variations in demand and, as a result, charter rates.  This seasonality may result in quarter-to-quarter volatility in our operating results, depending on when we enter into our time charters or if our vessels trade on the spot market.  The drybulk sector is typically stronger in the fall and winter months in anticipation of increased consumption of coal and raw materials in the northern hemisphere during the winter months.  As a result, our revenues could be weaker during the fiscal quarters ended June 30 and September 30, and conversely, our revenue could be stronger during the quarters ended December 31 and March 31.  This seasonality could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Company Specific Risk Factors

Our earnings may be adversely affected if we do not successfully employ our vessels.

All of the vessels in our fleet are presently engaged under time charter contracts that expire (assuming the option periods in the time charters are not exercised) between March 2008 and November 2011. Although time charters provide relatively steady streams of revenues, our vessels committed to time charters may not be available for spot voyages during periods of increasing charterhire rates, when spot voyages might be more profitable. While current charterhire rates for drybulk carriers are higher (relative to historical periods), the market is volatile, and in the past charterhire rates for drybulk carriers have declined below operating costs of vessels. If our vessels become available for employment in the spot market or under new time charters during periods when market prices have fallen, we may have to employ our vessels at depressed market prices, which would lead to reduced or volatile earnings. We cannot assure you that future charterhire rates will enable us to operate our vessels profitably.  In addition, our standard time charter contracts with our customers specify certain performance parameters, which if not met can result in customer claims.  Such claims may have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

If we cannot find profitable employment for additional vessels that we acquire, our earnings will be adversely affected.

We generally acquire vessels free of charter, although we have and may again acquire some vessels with time charters. In addition, where a vessel has been under voyage charter, it is rare in the shipping industry for the last charterer of the vessel in the seller's hands to continue as the first charterer of the vessel in the buyer's hands. We cannot assure you that we will be able to arrange immediate or profitable employment for vessels that we acquire. If we cannot do so, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

We depend upon a small number of charterers for a large part of our revenues. The loss of one or more of these charterers could adversely affect our financial performance.

We have derived a significant part of our revenues from a small number of charterers. For the year ended December 31, 2007, 100% of our revenues were derived from eighteen charterers, for the year ended December 31, 2006, 100% of our revenues were derived from fourteen charterers, and for the year ended in December 2005, 97% of our revenues were derived from twelve charterers. If we were to lose any of these charters, or if any of these charterers significantly reduced its use of our services or was unable to make charter payments to us, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Our practice of purchasing and operating previously owned vessels may result in increased operating costs and vessels off-hire, which could adversely affect our earnings.

All of our drybulk carriers, other than the Genco Titus, the Genco London and the Genco Constantine, were previously owned by third parties. Our current business strategy includes additional growth through the acquisition of previously owned vessels. While we typically inspect previously owned vessels before purchase, this does not provide us with the same knowledge about their condition that we would have had if these vessels had been built for and operated exclusively by us. Accordingly, we may not discover defects or other problems with such vessels before purchase. Any such hidden defects or problems, when detected, may be expensive to repair, and if not detected, may result in accidents or other incidents for which we may become liable to third parties. Also, when purchasing previously owned vessels, we do not receive the benefit of any builder warranties if the vessels we buy are older than one year.

In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel. Older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology.

Governmental regulations, safety and other equipment standards related to the age of vessels may require expenditures for alterations or the addition of new equipment to some of our vessels and may restrict the type of activities in which these vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.  As a result, regulations and standards could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

An increase in operating costs could adversely affect our cash flow and financial condition.

Our vessel operating expenses include the costs of crew, provisions, deck and engine stores, insurance and maintenance and repairs, which depend on a variety of factors, many of which are beyond our control.  Some of these costs, primarily relating to insurance and enhanced security measures implemented after September 11, 2001, have been increasing.  In addition, if we enter the spot charter market in the future, we will need to include the cost of bunkers as part of our voyage expenses.  The price of fuel is near historical high levels and may increase in the future.  If our vessels suffer damage, they may need to be repaired at a drydocking facility.  The costs of drydock repairs are unpredictable and can be substantial.  Increases in any of these costs could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

In the highly competitive international drybulk shipping industry, we may not be able to compete for charters with new entrants or established companies with greater resources.

We employ our vessels in a highly competitive market that is capital intensive and highly fragmented.  Competition arises primarily from other vessel owners, some of whom have substantially greater resources than we do.  Competition for the transportation of drybulk cargoes can be intense and depends on price, location, size, age, condition and the acceptability of the vessel and its managers to the charterers.  Due in part to the highly fragmented market, competitors with greater resources could enter and operate larger fleets through consolidations or acquisitions that may be able to offer better prices and fleets than we are able to offer.

The aging of our fleet may result in increased operating costs in the future, which could adversely affect our earnings.

In general, the costs to maintain a drybulk carrier in good operating condition increase with the age of the vessel.  The average age of the vessels in our current fleet is approximately 6.37 years as of February 26, 2008.  Older vessels are typically less fuel-efficient and more costly to maintain than more recently constructed drybulk carriers due to improvements in engine technology.  Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

We cannot assure you that we will pay dividends, which could reduce the return on your investment in us and the market value of our common stock.

We will make dividend payments to our shareholders only if our board of directors, acting in its sole discretion, determines that such payments would be in our best interest and in compliance with relevant legal and contractual requirements.  The principal business factors that our board of directors considers when determining the timing and amount of dividend payments will be our earnings, financial condition and cash requirements at the time.  Currently, the principal contractual and legal restrictions on our ability to make dividend payments are those contained in our New Credit Facility and those created by Marshall Islands law.  Under our New Credit Facility, we are permitted to pay or declare dividends in accordance with our dividend policy so long as no default or event of default has occurred and is continuing or would result from such declaration or payment.  Marshall Islands law generally prohibits the declaration and payment of dividends other than from surplus.  Marshall Islands law also prohibits the declaration and payment of dividends while a company is insolvent or would be rendered insolvent by the payment of such a dividend.

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

A decline in the market value of our vessels could lead to a default under our 2007 Credit Facility and the loss of our vessels, which would adversely affect our business.

We have entered into a credit agreement with a syndicate of commercial lenders that provides us with the 2007 Credit Facility. If the market value of our fleet declines, we may not be in compliance with certain provisions of our 2007 Credit Facility, and we may not be able to refinance our debt or obtain additional financing. If we are unable to pledge additional collateral, our lenders could accelerate our debt. For instance, if the market value of our vessels declines below approximately 130% of the aggregate amount outstanding under our 2007 Credit Facility, we will not be in compliance with certain provisions of the facility, and we may not be able to refinance our debt or obtain additional financing. The market value of our fleet is currently above the minimum market value that is required by our 2007 Credit Facility. However, should our charter rates or vessel values materially decline in the future due to any of the reasons discussed in the risk factors set forth above or otherwise, we may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to satisfy these provisions. Events beyond our control, including changes in the economic and business conditions in the shipping industry, may affect our ability to comply with these covenants. We cannot assure you that we will satisfy all our debt covenants in the future or that our lenders will waive any failure to do so.

Restrictive covenants in our 2007 Credit Facility may impose financial and other restrictions on us which could negatively impact our growth and adversely affect our operations.

Our ability to borrow amounts under our 2007 Credit Facility are subject to the satisfaction of certain customary conditions precedent and compliance with terms and conditions included in the related credit documents. It is a condition precedent to each drawdown under the facility that the aggregate fair market value of the mortgaged vessels must at all times be at least 130% of the aggregate outstanding principal amount under the credit facility plus all letters of credit outstanding (determined on a pro forma basis giving effect to the amount proposed to be drawn down). To the extent that we are not able to satisfy these requirements, we may not be able to draw down the full amount under our 2007 Credit Facility without obtaining a waiver or consent from the lender. In addition, the covenants in our 2007 Credit Facility include the following requirements:

•  The leverage covenant requires the maximum average net debt to EBITDA to be ratio of at least 5.5:1.0.

•  Cash and cash equivalents must not be less than $0.5 million per mortgaged vessel.

•  The ratio of EBITDA to interest expense, on a rolling last four-quarter basis, must be no less than 2.0:1.0.

•
After July 20, 2007, consolidated net worth must be no less than $263.3 million plus 80% of the value of any new equity issuances of the Company from June 30, 2007.  Based on the equity offering completed in October 2007 the required consolidated net worth is to be no less than approximately $434.4 million.

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

Our 2007 Credit Facility imposes operating and financial restrictions on us. These restrictions may limit our ability to:

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

Therefore, we may need to seek permission from our lenders in order to engage in some corporate actions. Our lenders' interests may be different from ours, and we cannot guarantee that we will be able to obtain our lenders' permission when needed. This may prevent us from taking actions that are in our best interest and from executing our business strategy of growth through acquisitions and may limit our ability to pay dividends to you and finance our future operations.

If we are unable to fund our capital expenditures, we may not be able to continue to operate some of our vessels, which would have a material adverse effect on our business and our ability to pay dividends.

In order to fund our capital expenditures, we may be required to incur borrowings or raise capital through the sale of debt or equity securities. Our ability to borrow money and access the capital markets through future offerings may be limited by our financial condition at the time of any such offering as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. Our failure to obtain the funds for necessary future capital expenditures would limit our ability to continue to operate some of our vessels and could have a material adverse effect on our business, results of operations, financial condition, cash flows and ability to pay dividends. Even if we are successful in obtaining such funds through financings, the terms of such financings could further limit our ability to pay dividends.

We are a holding company, and we depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial obligations or to make dividend payments.

We are a holding company, and our subsidiaries, which are all wholly owned by us, either directly or indirectly, conduct all of our operations and own all of our operating assets.  We have no significant assets other than the equity interests in our wholly owned subsidiaries.  As a result, our ability to satisfy our financial obligations and to pay dividends to our shareholders depends on the ability of our subsidiaries to distribute funds to us.  In turn, the ability of our subsidiaries to make dividend payments to us will be dependent on them having profits available for distribution and, to the extent that we are unable to obtain dividends from our subsidiaries, this will limit the discretion of our board of directors to pay or recommend the payment of dividends.  We and our subsidiaries will be permitted to pay dividends under our 2007 Credit Facility only for so long as we are in compliance with all applicable financial covenants, terms and conditions.  In addition, we and our subsidiaries are subject to limitations on the payment of dividends under Marshall Islands laws.

Our ability to obtain additional debt financing may depend on the performance of our then existing charters and the creditworthiness of our charterers.

The actual or perceived credit quality of our charterers, and any defaults by them, may materially affect our ability to obtain the additional capital resources that may be required to purchase additional vessels or may significantly increase our costs of obtaining such capital. Our inability to obtain additional financing at all or at a higher than anticipated cost may have a material adverse affect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this and each of our future annual reports on Form 10-K a report containing our management's assessment of the effectiveness of our internal control over financial reporting and a related attestation of our independent registered public accounting firm.  If, in future annual reports on Form 10-K, our management cannot provide a report as to the effectiveness of our internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified attestation report as to the effectiveness of our internal control over financial reporting as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

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

Our success depends to a significant extent upon the abilities and efforts of our management team and our ability to hire and retain key members of our management team. The loss of any of these individuals could adversely affect our business prospects and financial condition. Difficulty in hiring and retaining personnel could have a material adverse effect our business, results of operations, cash flows, financial condition and ability to pay dividends.  We do not intend to maintain "key man" life insurance on any of our officers.

We may not have adequate insurance to compensate us if we lose our vessels or to compensate third parties.

There are a number of risks associated with the operation of ocean-going vessels, including mechanical failure, collision, human error, war, terrorism, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, hostilities and labor strikes.  Any of these events may result in loss of revenues, increased costs and decreased cash flows.  In addition, the operation of any vessel is subject to the inherent possibility of marine disaster, including oil spills and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade.

We are insured against tort claims and some contractual claims (including claims related to environmental damage and pollution) through memberships in protection and indemnity associations or clubs, or P&I Associations.  As a result of such membership, the P&I Associations provide us coverage for such tort and contractual claims.  We also carry hull and machinery insurance and war risk insurance for our fleet.  We insure our vessels for third party liability claims subject to and in accordance with the rules of the P&I Associations in which the vessels are entered.  We currently maintain insurance against loss of hire, which covers business interruptions that result in the loss of use of a vessel.  We can give no assurance that we will be adequately insured against all risks.  We may not be able to obtain adequate insurance coverage for our fleet in the future.  The insurers may not pay particular claims.  Our insurance policies contain deductibles for which we will be responsible and limitations and exclusions which may increase our costs or lower our revenue.

We cannot assure you that we will be able to renew our insurance policies on the same or commercially reasonable terms, or at all, in the future.  For example, more stringent environmental regulations have led in the past to increased costs for, and in the future may result in the lack of availability of, protection and indemnity insurance against risks of environmental damage or pollution.  Any uninsured or underinsured loss could harm our business, results of operations, cash flows, financial condition and ability to pay dividends.  In addition, our insurance may be voidable by the insurers as a result of certain of our actions, such as our ships failing to maintain certification with applicable maritime self-regulatory organizations.  Further, we cannot assure you that our insurance policies will cover all losses that we incur, or that disputes over insurance claims will not arise with our insurance carriers.  Any claims covered by insurance would be subject to deductibles, and since it is possible that a large number of claims may be brought, the aggregate amount of these deductibles could be material.  In addition, our insurance policies are subject to limitations and exclusions, which may increase our costs or lower our revenues, thereby possibly having a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

We are subject to funding calls by our protection and indemnity associations, and our associations may not have enough resources to cover claims made against them.

We are indemnified for legal liabilities incurred while operating our vessels through membership in P&I Associations.  P&I Associations are mutual insurance associations whose members must contribute to cover losses sustained by other association members.  The objective of a P&I Association is to provide mutual insurance based on the aggregate tonnage of a member's vessels entered into the association.  Claims are paid through the aggregate premiums of all members of the association, although members remain subject to calls for additional funds if the aggregate premiums are insufficient to cover claims submitted to the association.  Claims submitted to the association may include those incurred by members of the association, as well as claims submitted to the association from other P&I Associations with which our P&I Association has entered into interassociation agreements.  We cannot assure you that the P&I Associations to which we belong will remain viable or that we will not become subject to additional funding calls which could adversely affect us.

We may have to pay tax on U.S. source income, which would reduce our net income and cash flows.

If we do not qualify for an exemption pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources.  If we are subject to such tax, our net income and cash flows would be reduced by the amount of such tax.

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

We believe that, based on the ownership of our stock in 2007, we satisfied the publicly traded requirement under the Section 883 regulations for 2007.  However, if 5% shareholders were to own more than 50% of our common stock for more than half the days of any future taxable year, we may not be eligible to claim exemption from tax under Section 883 for such taxable year.  We can provide no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for exemption from tax in 2008 or in future years.

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

Fleet Acquisition LLC, or Fleet Acquisition, owns 10.17% of the outstanding shares of our common stock.   Peter C. Georgiopoulos, our Chairman, owns an additional 12.70% of our common stock.  As a result of this share ownership and for so long as these shareholders own a significant percentage of our outstanding common stock, these shareholders will be able to influence the outcome of any shareholder vote, including the election of directors, the adoption or amendment of provisions in our articles of incorporation or bylaws and possible mergers, corporate control contests and other significant corporate transactions.  This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, merger, consolidation, takeover or other business combination involving us.  This concentration of ownership could also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock.

Because we are a foreign corporation, you may not have the same rights or protections that a stockholder in a United States corporation may have.

We are incorporated in the Marshall Islands, which does not have a well-developed body of corporate law and may make it more difficult for our shareholders to protect their interests.  Our corporate affairs are governed by our Amended and Restated Articles of Incorporation and bylaws and the Marshall Islands Business Corporations Act, or BCA.  The provisions of the BCA resemble provisions of the corporation laws of a number of states in the United States.  The rights and fiduciary responsibilities of directors under the law of the Marshall Islands are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in existence in certain U.S. jurisdictions and there have been few judicial cases in the Marshall Islands interpreting the BCA.  Shareholder rights may differ as well.  While the BCA does specifically incorporate the non-statutory law, or judicial case law, of the State of Delaware and other states with substantially similar legislative provisions, our public shareholders may have more difficulty in protecting their interests in the face of actions by the management, directors or controlling shareholders than would shareholders of a corporation incorporated in a U.S. jurisdiction.  Therefore, you may have more difficulty in protecting your interests as a stockholder in the face of actions by the management, directors or controlling stockholders than would stockholders of a corporation incorporated in a United States jurisdiction.

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

We are incorporated in the Republic of the Marshall Islands and most of our subsidiaries are also organized in the Marshall Islands.  Substantially all of our assets and those of our subsidiaries are located outside the United States.  As a result, it may be difficult or impossible for United States stockholders to serve process within the United States upon us or to enforce judgment upon us for civil liabilities in United States courts.  In addition, you should not assume that courts in the countries in which we are incorporated or where our assets are located (1) would enforce judgments of United States courts obtained in actions against based upon the civil liability provisions of applicable United States federal and state securities laws or (2) would enforce, in original actions, liabilities against us based upon these laws.

Future sales of our common stock could cause the market price of our common stock to decline.

The market price of our common stock could decline due to sales of a large number of shares in the market, including sales of shares by our large shareholders, or the perception that these sales could occur.  These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock.  We have entered into a registration rights agreement with Fleet Acquisition LLC that entitles it to have all the shares of our common stock that it owns registered for sale in the public market under the Securities Act and, pursuant to the registration rights agreement, registered Fleet Acquisition LLC’s shares on a registration statement on Form S-3 in February 2007.  We also registered on Form S-8 an aggregate of 2,000,000 shares issued or issuable under our equity compensation plan.

Future issuances of our common stock could dilute your interest in our company.

We may, from time to time, issue additional shares of common stock to support our growth strategy, reduce debt or provide us with capital for other purposes that our board of directors believes to be in our best interest.  To the extent that you do not purchase additional shares that we may issue, your interest in our company will be diluted, which means that your percentage of ownership in our company will be reduced.  Following such a reduction, your common stock would represent a smaller percentage of the vote in our board of directors’ elections and other shareholder decisions.  In addition, if additional shares are issued, depending on the circumstances, our dividends per share could be reduced.

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

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $486,000 per year for 2008 through 2009, $496,000 for 2010, $518,000 for 2011 through 2012 and a total of $4,132,000 for the remaining term of the lease.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GNK”, which commenced April 11, 2007, and was previously traded on the NASDAQ under the symbol “GSTL” from our initial public offering on July 22, 2005 through April 10, 2007. The following table sets forth for the periods indicated the high and low prices for the common stock as reported by the NYSE and NASDAQ:

FISCAL YEAR ENDED DECEMBER 31, 2007	HIGH	LOW
1st Quarter	$33.49	$27.29
2nd Quarter	$42.47	$30.65
3rd Quarter	$68.97	$40.82
4th Quarter	$78.08	$50.54

FISCAL YEAR ENDED DECEMBER 31, 2006	HIGH	LOW
1st Quarter	$17.84	$15.11
2nd Quarter	$18.50	$16.00
3rd Quarter	$23.94	$17.07
4th Quarter	$28.68	$22.55

As of December 31, 2007, there were approximately 51 holders of record of our common stock.

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

During October 2007, the Company closed on an equity offering of 3,358,209 shares of Genco common stock (with the exercise of the underwriters’ over-allotment option) at an offering price of $67 per share.  The Company received net proceeds of approximately $213.9 million after deducting underwriters’ fees and expenses.

Our dividend policy is to declare quarterly distributions to shareholders, which commenced in November 2005, by each February, May, August and November substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our board of directors determines we should maintain. These reserves may cover, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  The following table summarizes the dividends declared based on the results of the respective fiscal quarter:

FISCAL YEAR ENDED DECEMBER 31, 2007	Dividend per share	Declaration date

4th Quarter	$0.85	2/13/08
3rd Quarter	$0.66	10/25/07
2nd Quarter	$0.66	7/26/07
1st Quarter	$0.66	4/26/07
FISCAL YEAR ENDED DECEMBER 31, 2006
4th Quarter	$0.66	2/8/07
3rd Quarter	$0.60	10/26/06
2nd Quarter	$0.60	7/27/06
1st Quarter	$0.60	4/27/06

Our target rate for quarterly dividends for 2008 is $0.85, although actual dividends, if declared, may be more or less.  In the future, we may incur other expenses or liabilities or our board of directors may establish reserves that would reduce or eliminate the cash available for distribution as dividends.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2007 regarding the number of shares of our common stock that may be issued under the 2005 Equity Incentive Plan, which is our sole equity compensation plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	$—	1,652,401
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	1,652,401

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	For the years ended December 31,			For the period from September 27, 2004 to December 31,
	2007	2006	2005	2004
Income Statement Data:
(U.S. dollars in thousands except for share and per share amounts)
Revenues	$185,387	$133,232	$116,906	$1,887

Operating Expenses:
Voyage expenses	5,100	4,710	4,287	44
Vessel operating expenses	27,622	20,903	15,135	141
General and administrative expenses	12,610	8,882	4,937	113
Management fees	1,654	1,439	1,479	27
Depreciation and amortization	34,378	26,978	22,322	421
Gain on Sale of Vessels	(27,047)	-	-	-

Total operating expenses	54,317	62,912	48,160	746

Operating income	131,070	70,320	68,746	1,141
Other (expense) income	(24,261)	(6,798)	(14,264)	(234)

Net income	$106,809	$63,522	$54,482	$907

Earnings per share - Basic	$4.08	$2.51	$2.91	$0.07
Earnings per share - Diluted	$4.06	$2.51	$2.90	$0.07
Dividends declared and paid per share	$2.64	$2.40	$0.60	-
Weighted average common shares outstanding - Basic	26,165,600	25,278,726	18,751,726	13,500,000
Weighted average common shares outstanding - Diluted	26,297,521	25,351,297	18,755,195	13,500,000

Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$71,496	$73,554	$46,912	$7,431
Total assets	1,653,272	578,262	489,958	201,628
Total debt (current and long-term)	936,000	211,933	130,683	125,766
Total shareholders’ equity	622,185	353,533	348,242	73,374

Other Data:
(U.S. dollars in thousands)
Net cash flow provided by operating activities	$120,862	$90,068	$88,230	$2,718

Net cash flow used in investing activities	(984,350)	(82,840)	(268,072)	(189,414)
Net cash provided by financing activities	861,430	19,414	219,323	194,127

EBITDA (1)	$161,122	$100,845	$91,743	$1,562

(1)
EBITDA represents net income plus net interest expense, income tax expense, depreciation and amortization, plus amortization of nonvested stock compensation, and amortization of the value of time charters acquired which is included as a component of other long-term assets or fair market value of time charters acquired.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in consolidating internal financial statements and it is presented for review at our board meetings. EBITDA is also used by our lenders in certain loan covenants. For these reasons, we believe that EBITDA is a useful measure to present to our investors. EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a source of liquidity or cash flows as shown in our consolidated statement of cash flows. The definition of EBITDA used here may not be comparable to that used by other companies.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income for each of the periods presented above:

	For the years ended December 31,			For the period from September 27, 2004 to December 31,
	2007	2006	2005	2004
(U.S. dollars in thousands except for per share amounts)
Net income	$106,809	$63,522	$54,482	$907
Net interest expense	22,996	6,906	14,264	234
Amortization of value of time charter acquired (1)	(5,139)	1,850	398	—
Amortization of nonvested stock compensation	2,078	1,589	277	—
Depreciation and amortization	34,378	26,978	22,322	421

EBITDA	$161,122	$100,845	$91,743	$1,562
__________

(1) Amortization of liability or asset of time charter acquired is an (increase) reduction of revenue.

	For the years ended December 31,			For the period from September 27, 2004 to December 31,
	2007	2006	2005	2004
Fleet Data:
Ownership days (1)
Capesize	403.5	—	—	—
Panamax	2555.0	1,923.7	1,538.6	15.5
Supramax	37.3	—	—	—
Handymax	2,578.3	2,614.4	2,046.6	26.7
Handysize	1,860.0	1,825.0	1,810.9	41.8

Total	7,434.1	6,363.1	5,396.1	84.0

Available days (2)
Capesize	396.8	—	—	—
Panamax	2,535.5	1,905.7	1,534.4	15.5
Supramax	32.0	—	—	—
Handymax	2,502.5	2,552.6	2,043.4	26.7
Handysize	1,847.2	1,825.0	1,810.0	41.8

Total	7,314.0	6,283.3	5,387.8	84.0

Operating days (3)
Capesize	396.8	—	—	—
Panamax	2,473.5	1,886.6	1,523.2	15.5
Supramax	32.0	—	—	—
Handymax	2,483.7	2,527.1	2,028.1	26.7
Handysize	1,833.8	1,822.8	1,794.1	41.8

Total	7,219.9	6,236.5	5,345.4	84.0

Fleet utilization (4)
Capesize	100.0%	—	—	—
Panamax	97.6%	99.0%	99.3%	100.0%
Supramax	100.0%	—	—	—
Handymax	99.3%	99.0%	99.3%	100.0%
Handysize	99.3%	99.9%	99.1%	100.0%
Fleet average	98.7%	99.3%	99.2%	100.0%

For the years ended December 31,			For the period from September 27, 2004 to December 31,
2007	2006	2005	2004

Average Daily Results: (U.S. dollars) Time Charter Equivalent (5)
Capesize	$68,377	$—	$—	$—
Panamax	26,952	24,128	25,090	41,367
Supramax	44,959	—	—	—
Handymax	22,221	21,049	21,255	18,166
Handysize	15,034	15,788	16,955	17,191

Fleet average	24,650	20,455	20,903	21,960

Daily vessel operating expenses (6)
Capesize	$4,190	$—	$—	$—
Panamax	4,261	3,615	3,061	2,101
Supramax	4,334	—	—	—
Handymax	3,395	3,228	2,796	1,577
Handysize	3,295	3,019	2,597	1,597

Fleet average	3,716	3,285	2,805	1,683

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

	For the years ended December 31,			For the period from September 27, 2004 to December 31,
Income statement data	2007	2006	2005	2004
(U.S. dollars in thousands))
Time Charter Equivalent (5)
Voyage revenues	$185,387	$133,232	$116,906	$1,887
Voyage expenses	5,100	4,710	4,287	44
Net voyage revenue	$180,287	$128,522	$112,619	$1,843

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a Marshall Islands company incorporated in September 2004 to transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. As of February 26, 2008, our fleet consisted of five Capesize, six Panamax, three Supramax, six Handymax and eight Handysize drybulk carriers, with an aggregate carrying capacity of approximately 2,020,000 dwt, and the average age of our fleet was approximately 6.37 years, as compared to the average age for the world fleet of approximately 16 years for the drybulk shipping segments in which we compete. All of the vessels in our fleet are on time charters to reputable charterers, including Lauritzen Bulkers, Cargill, HMMC, SK, STX, Pacbasin, DS Norden, A/S Klaveness, Cosco Bulk Carrier Co., Ltd., and NYK Europe. All of the vessels in our fleet are presently engaged under time charter contracts that expire (assuming the option periods in the time charters are not exercised) between March 2008 and November 2011.

See page F-7 for a table indicating the delivery dates of all vessels currently in our fleet.

We intend to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow. In connection with this growth strategy, we negotiated the 2007 Credit Facility, for the purpose of acquiring the nine new Capesize vessels, refinancing the outstanding indebtedness under our previous credit facilities, and acquiring additional vessels, including the six drybulk vessels acquired in August 2007 from affiliates of Evalend Shipping Co. S.A.

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

Year ended December 31, 2007 compared to the year ended December 31, 2006

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the years ended December 31, 2007 and 2006.

	For the years ended December 31,		Increase
	2007	2006	(Decrease)	% Change

Fleet Data:
Ownership days (1)
Capesize	403.5	—	403.5	N/A
Panamax	2555.0	1,923.7	631.3	32.8%
Supramax	37.3	—	37.3	N/A
Handymax	2,578.3	2,614.4	(36.1)	(1.4%)
Handysize	1,860.0	1,825.0	35.0	1.9%

Total	7,434.1	6,363.1	1,071.0	16.8%

Available days (2)
Capesize	396.8	—	396.8	N/A
Panamax	2,535.5	1,905.7	629.8	33.0%
Supramax	32.0	—	32.0	N/A
Handymax	2,502.5	2,552.6	(50.1)	(2.0%)
Handysize	1,847.2	1,825.0	22.2	1.2%

Total	7,314.0	6,283.3	1,030.7	16.4%

Operating days (3)
Capesize	396.8	—	396.8	N/A
Panamax	2,473.5	1,886.6	586.9	31.1%
Supramax	32.0	—	32.0	N/A
Handymax	2,483.7	2,527.1	(43.4)	(1.7%)
Handysize	1,833.8	1,822.8	11.0	0.6%

Total	7,219.9	6,236.5	983.4	15.8%

Fleet utilization (4)
Capesize	100.0%	—	100.0%	N/A
Panamax	97.6%	99.0%	(1.4%)	(1.4%)
Supramax	100.0%	—	100.0%	N/A
Handymax	99.3%	99.0%	0.3%	0.3%
Handysize	99.3%	99.9%	(0.6%)	(0.6%)
Fleet average	98.7%	99.3%	(0.6%)	(0.6%)

	For the years ended December 31,		Increase
	2007	2006	(Decrease)	% Change
(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$68,377	$—	$68,377	N/A
Panamax	26,952	24,128	2,824	11.7%

Supramax	44,959	—	44,959	N/A
Handymax	22,221	21,049	1,172	5.6%
Handysize	15,034	15,788	(754)	(4.8%)

Fleet average	24,650	20,455	4,195	20.5%

Daily vessel operating expenses (6)
Capesize	$4,190	$—	$4,190	N/A
Panamax	4,261	3,615	646	17.9%
Supramax	4,334	—	4,334	N/A
Handymax	3,395	3,228	167	5.2%
Handysize	3,295	3,019	276	9.1%

Fleet average	3,716	3,285	431	13.1%

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

	For the years endedDecember 31,
	2007	2006
Income statement data
(U.S. dollars in thousands)
Voyage revenues	$ 185,387	$ 133,232
Voyage expenses	5,100	4,710
Net voyage revenue	$ 180,287	$ 128,522

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

Operating Data

The following compares our operating income and net income for the years ended December 31, 2007 and 2006.

	For the years ended December 31,		Increase
	2007	2006	(Decrease)	% Change
Income Statement Data:
(U.S. dollars in thousands except for per share amounts)
Revenues	$185,387	$133,232	$52,155	39.1%

Operating Expenses:
Voyage expenses	5,100	4,710	390	8.3%
Vessel operating expenses	27,622	20,903	6,719	32.1%
General and administrative expenses	12,610	8,882	3,728	42.0%
Management fees	1,654	1,439	215	14.9%
Depreciation and amortization	34,378	26,978	7,400	27.4%
Gain on sale of vessels	(27,047)	-	27,047	N/A

Total operating expenses	54,317	62,912	(8,595)	(13.7%)

Operating income	131,070	70,320	60,750	86.4%
Other (expense) income	(24,261)	(6,798)	(17,463)	256.9%

Net income	$106,809	$63,522	$43,287	68.1%

Earnings per share - Basic	$4.08	$2.51	$1.57	62.5%
Earnings per share - Diluted	$4.06	$2.51	$1.55	61.8%
Dividends declared and paid per share	$2.64	$2.40	$0. 24	10.0%
Weighted average common shares outstanding - Basic	26,165,600	25,278,726	886,874	3.5%
Weighted average common shares outstanding - Diluted	26,297,521	25,351,297	946,224	3.7%
Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$71,496	$73,554	$(2,058)	(2.8%)
Total assets	1,653,272	578,262	1,075,010	185.9%
Total debt (current and long-term)	936,000	211,933	724,067	341.6%
Total shareholders’ equity	622,185	353,533	268,652	76.0%

Other Data:
(U.S. dollars in thousands)

Net cash flow provided by operating activities	$120,862	$90,068	$30,794	34.2%
Net cash flow used in investing activities	(984,350)	(82,840)	(901,510)	1,088.3%
Net cash provided by financing activities	861,430	19,414	842,016	4,337.2%

EBITDA (1)	$161,122	$100,845	$60,277	59.8%

(1)
EBITDA represents net income plus net interest expense, income tax expense, depreciation and amortization, plus amortization of nonvested stock compensation, and amortization of the value of time charters acquired which is included as a component of other long-term assets or fair market value of time charters acquired.  EBITDA is included because it is used by management and certain investors as a measure of operating performance.  EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in consolidating internal financial statements and it is presented for review at our board meetings. EBITDA is also used by our lenders in certain loan covenants. For these reasons, we believe that EBITDA is a useful measure to present to our investors. EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a source of liquidity or cash flows as shown in our consolidated statement of cash flows. The definition of EBITDA used here may not be comparable to that used by other companies.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of

EBITDA to net income for each of the periods presented above:
	For the years ended December 31,
	2007	2006
(U.S. dollars in thousands except for per share amounts)
Net income	$106,809	$63,522
Net interest expense	22,996	6,906
Amortization of value of time charter acquired (*)	(5,139)	1,850
Amortization of nonvested stock compensation	2,078	1,589
Depreciation and amortization	34,378	26,978

EBITDA	$161, 122	$100,845

(*) Amortization of liability or asset of time charter acquired is an (increase) reduction of revenue.

Results of Operations

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

For 2007, revenues grew 39.1% to $185.4 million versus $133.2 million for 2006.  Revenues in both periods consisted of charter payments for our vessels.  The increase in revenues was primarily due to the growth of our fleet during the twelve months ended December 31, 2007, as well as higher TCE rates obtained for all Panamax vessels and three Handymax vessels, off-set by lower rates for the five Handysize vessels chartered to Lauritzen.

The average TCE rate of our fleet increased to $24,650 a day for 2007 from $20,455 a day for 2006.  The increase in TCE rates was primarily due to higher time charter rates achieved in 2007 versus the prior year for all of the Panamax vessels, as well as 3 of the Handymax vessels in our current fleet.  Additionally, included in the TCE rates for the third and fourth quarter of 2007 are the time charter rates for the four Capesize vessels from the Metrostar acquisition and three Supramax vessels from the Evalend acquisition that furthered the Company’s TCE rate in comparison to the 2006 period.  The increase was countered by lower charter rates achieved in 2007 versus 2006 for the five Handysize vessels on charter with Lauritzen Bulkers A/S, which commenced their time charter contracts at $13,500 per vessel per day during the third quarter of 2006. The five Handysize vessels commenced time charter extensions at higher rates of $19,500 per vessel per day on September 5, 2007.

For 2007 and 2006, we had ownership days of 7,434.1 days and 6,363.1 days, respectively.  Fleet utilization for 2007 and 2006 was 98.7% and 99.3%, respectively.  The decline in utilization was due primarily to the unscheduled offhire of approximately 50 days in aggregate for the Genco Trader, Genco Glory and Genco Sugar associated with maintenance and other delays.

Please see page 7 for a table that sets forth information about the current employment of the vessels currently in our fleet as of February 26, 2008.

VOYAGE EXPENSES-

Voyage expenses include port and canal charges, fuel (bunker) expenses and brokerage commissions payable to unaffiliated third parties. Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the vessel owner.

For the years ended 2007 and 2006, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers as part of our vessels’ overall expenses, because all of our vessels were employed under time charters that require the charterer to bear all of those expenses.

For 2007 and 2006, voyage expenses were $5.1 million and $4.7 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $27.6 million from $20.9 million for 2007 and 2006, respectively.  This was mostly due to the expansion of our fleet during 2007 as compared to 2006.  Furthermore, the increased costs were due to an increase in crewing, repairs and maintenance and lube costs.

For 2007 and 2006, the average daily vessel operating expenses for our fleet were $3,716 and $3,285 per day, respectively.  This increase was mostly due to increased costs for crewing, repairs and maintenance and lube costs.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for insurance, may also cause these expenses to increase.  The Company increased its 2008 budget based on the anticipated increased cost for crewing and lubes.

Based on management’s estimates and budgets provided by our technical manager, we expect our vessels to have daily vessel operating expenses during 2008 of:

Vessel Type	Average Daily Budgeted Amount
Capesize	$5,200
Panamax	5,150
Supramax	4,250
Handymax	4,700
Handysize	4,200

GENERAL AND ADMINISTRATIVE EXPENSES-

We incur general and administrative expenses, which relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, rent, legal, auditing and other professional expenses.

For 2007 and 2006, general and administrative expenses were $12.6 million and $8.9 million, respectively.  The increased general and administrative expenses were mainly due to higher professional expenses, including professional fees associated with the sale of shares by Fleet Acquisition LLC during the first quarter of 2007, costs associated with higher employee non-cash compensation and other employee related costs.

MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  For 2007 and 2006, management fees were $1.7 million and $1.4 million, respectively.  The increase was due primarily to increased rates charged by the management companies we use as well to as the operation of a larger fleet.

DEPRECIATION AND AMORTIZATION-

We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years, which we believe is an industry standard in the drybulk shipping industry. Furthermore, we estimate the residual values of our vessels to be based upon $175 per lightweight ton, which we believe is also a standard in the drybulk shipping industry.

For years ended December 31, 2007 and 2006, depreciation and amortization charges were $34.4 million and $27.0 million, respectively, an increase of $7.4 million.  The increase primarily was due to the growth in our fleet during 2007 as compared to 2006.

GAIN ON SALE OF VESSELS-

For year ended December 31, 2007, the gain on the sale of vessels was $27.0 million attributable to the sale of the Genco Glory and Genco Commander.  During the year ended December 31, 2006, the Company did not sell any vessels.

OTHER (EXPENSE) INCOME-

(LOSS) INCOME FROM DERIVATIVE INSTRUMENTS-

Effective August 16, 2007, the Company has elected hedge accounting for forward currency contracts in place associated with the cost basis of shares of Jinhui stock it has purchased.   For further details of the application of hedge accounting, please refer to the discussion under the subheading “Currency risk management” on page 64.  For 2007 and 2006, (loss) income from derivative instruments was ($1.3) million and $0.1 million, respectively.  The net loss is primarily attributable to the forward currency contracts associated with Jinhui prior to electing hedge accounting.  The gain in 2006 is due solely to the gain in value of the Company’s two interest rate swaps with DnB NOR Bank having fixed rates of 5.075% and 5.25%, respectively, prior to being designated against borrowings.

NET INTEREST EXPENSE-

For 2007 and 2006, net interest expense was $23.0 million and $6.9 million, respectively.  Net interest expense consisted mostly of interest payments made under our 2005 Credit Facility, the Short-term Line, and the 2007 Credit Facility.  During the third quarter of 2007, the Company refinanced the 2005 Credit Facility and the Short-term Line with the 2007 Credit Facility resulting in a non-cash charge of $3.6 million associated with the write-down of unamortized deferred bank charges related to our former facilities.  Additionally, the Company capitalized certain interest costs associated with seven of the Capesize vessels under construction.  Interest income as well as amortization of deferred financing costs related to our respective credit facilities is included in both periods.  The increase in net interest expense for 2007 versus 2006 was mostly a result of higher outstanding debt due to the acquisition of nine vessels in the second half of 2007, and interest expense associated with the borrowings used for the purchase of Jinhui stock.

Year ended December 31, 2006 compared to the year ended December 31, 2005

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the years ended December 31, 2006 and 2005.

	For the years ended December 31,		Increase
	2006	2005	(Decrease)	% Change

Fleet Data:
Ownership days (1)
Panamax	1,923.7	1,538.6	385.1	25.0%
Handymax	2,614.4	2,046.6	567.8	27.7%
Handysize	1,825.0	1,810.9	14.1	0.8%

Total	6,363.1	5,396.1	967.0	17.9%

Available days (2)
Panamax	1,905.7	1,534.4	371.3	24.2%
Handymax	2,552.6	2,043.4	509.2	24.9%
Handysize	1,825.0	1,810.0	15.0	0.8%

Total	6,283.3	5,387.8	895.5	16.6%

Operating days (3)
Panamax	1,886.6	1,523.2	363.4	23.9%
Handymax	2,527.1	2,028.1	499.0	24.6%
Handysize	1,822.8	1,794.1	28.7	1.6%

Total	6,236.5	5,345.4	891.1	16.7%

Fleet utilization (4)
Panamax	99.0%	99.3%	(0.3%)	(0.3%)
Handymax	99.0%	99.3%	(0.3%)	(0.3%)
Handysize	99.9%	99.1%	0.8%	0.8%
Fleet average	99.3%	99.2%	0.1%	0.1%

	For the years ended December 31,		Increase
	2006	2005	(Decrease)	% Change
(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Panamax	$24,128	$25,090	$(962)	(3.8%)
Handymax	21,049	21,255	(206)	(1.0%)
Handysize	15,788	16,955	(1,167)	(6.9%)

Fleet average	20,455	20,903	(448)	(2.1%)

Daily vessel operating expenses (6)
Panamax	$3,615	$3,061	$554	18.1%
Handymax	3,228	2,796	432	15.5%
Handysize	3,019	2,597	422	16.2%

Fleet average	3,285	2,805	480	17.1%

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

	For the years ended December 31,
	2006	2005
Income statement data
(U.S. dollars in thousands)
Voyage revenues	$133,232	$116,906
Voyage expenses	4,710	4,287
Net voyage revenue	$128,522	$112,619

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

Operating Data

The following discusses our operating income and net income for the years ended December 31, 2006 and 2005.

	For the years ended December 31,		Increase
	2006	2005	(Decrease)	% Change
Income Statement Data:
(U.S. dollars in thousands except for per share amounts)
Revenues	$133,232	$116,906	$16,326	14.0%

Operating Expenses:
Voyage expenses	4,710	4,287	423	9.9%
Vessel operating expenses	20,903	15,135	5,768	38.1%
General and administrative expenses	8,882	4,937	3,945	79.9%
Management fees	1,439	1,479	(40)	(2.7%)
Depreciation and amortization	26,978	22,322	4,656	20.9%

Total operating expenses	62,912	48,160	14,752	30.6%

Operating income	70,320	68,746	1,574	2.3%
Other (expense) income	(6,798)	(14,264)	7,466	52.3%

Net income	$63,522	$54,482	$9,040	16.6%

Earnings per share - Basic	$2.51	$2.91	$(0.40)	(13.7%)
Earnings per share - Diluted	$2.51	$2.90	$(0.39)	(13.4%)
Dividends declared and paid per share	$2.40	$0.60	$1.80	300.0%
Weighted average common shares outstanding - Basic	25,278,726	18,751,726	6,527,000	34.8%
Weighted average common shares outstanding - Diluted	25,351,297	18,755,195	6,596,102	35.2%
Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$73,554	$46,912	$26,642	56.8%
Total assets	578,262	489,958	88,304	18.0%
Total debt (current and long-term)	211,933	130,683	81,250	62.2%
Total shareholders’ equity	353,533	348,242	5,291	1.5%

Other Data:
(U.S. dollars in thousands)

Net cash flow provided by operating activities	$90,068	$88,230	$1,838	2.1%
Net cash flow used in investing activities	(82,840)	(268,072)	185,232	(69.1%)
Net cash provided by financing activities	19,414	219,323	(199,909)	(91.1%)

EBITDA (1)	$100,845	$91,743	$9,102	9.9%

(1)
EBITDA represents net income plus net interest expense, income tax expense, depreciation and amortization, plus amortization of nonvested stock compensation, and amortization of the value of time charters acquired which is included as a component of other long-term assets or fair market of time charters acquired.  EBITDA is included because it is used by management and certain investors as a measure of operating performance.  EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in consolidating internal financial statements and it is presented for review at our board meetings. EBITDA is also used by our lenders in certain loan covenants. For these reasons, we believe that EBITDA is a useful measure to present to our investors.  EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a source of liquidity or cash flows as shown in our consolidated statement of cash flows. The definition of EBITDA used here may not be comparable to that used by other companies.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of

EBITDA to net income for each of the periods presented above:

	For the years ended December 31,
	2006	2005
(U.S. dollars in thousands except for per share amounts)
Net income	$63,522	$54,482
Net interest expense	6,906	14,264
Amortization of value of time charter acquired (*)	1,850	398
Amortization of nonvested stock compensation	1,589	277
Depreciation and amortization	26,978	22,322

EBITDA	$100,845	$91,743

(*) Amortization of liability or asset of time charter acquired is an (increase) reduction of revenue.

Results of Operations

REVENUES-

For 2006, revenues grew 13.9% to $133.2 million versus $116.9 million for 2005.  Revenues in both periods consisted of charterhire payments for our vessels.  The increase in revenues was due primarily to the operation of a larger fleet.

The average TCE rate of our fleet declined by 2.1% to $20,455 a day for 2006 from $20,903 a day for 2005 mostly due to lower charter rates achieved on the five handysize vessels on time charter to Lauritzen Bulkers.  The five vessels were renewed under a time charter with Lauritzen Bulkers in the third quarter of 2006 at a lower charter rate than the previous time charter.  Furthermore, lower charter rates were realized on the Genco Leader, which was subject to lower overall spot market in 2006 versus 2005.

For 2006 and 2005, we had ownership days of 6,363.1 days and 5,396.1 days, respectively.  Fleet utilization remained static at 99.3% in 2006 versus 99.2% in 2005, respectively.

 VOYAGE EXPENSES-

Voyage expenses include port and canal charges, fuel (bunker) expenses and brokerage commissions payable to unaffiliated third parties. Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the vessel owner.

For the years ended 2006 and 2005, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers as part of our vessels’ overall expenses, because all of our vessels were employed under time charters that require the charterer to bear all of those expenses.

For 2006 and 2005, voyage expenses were $4.7 million and $4.3 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses.  For 2006 and 2005, vessel operating expenses were $20.9 million and $15.1 million, respectively.  The increase in vessel operating expenses year over year was due mostly to the fact that our operations had not fully ramped up in 2005 and our fleet expanded during 2006 as compared to 2005.

The average daily vessel operating expenses for our fleet were $3,285 and $2,805 per day for 2006 and 2005, respectively.  As 2005 was our initial period of operations for the majority of our fleet, we believe 2006 is more reflective of our daily vessel operating expenses.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

GENERAL AND ADMINISTRATIVE EXPENSES-

For 2006 and 2005, general and administrative expenses were $8.9 million and $4.9 million, respectively.  General and administrative expenses increased as a result of the expansion of our fleet and the costs associated with running a public company for a full twelve-month period, including the preparation of disclosure documents, legal and accounting costs, incremental director and officer liability insurance costs, incremental director and employee compensation, and costs related to compliance with the Sarbanes-Oxley Act of 2002.

MANAGEMENT FEES-

We incur management fees to third-party technical management companies that include such services as the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. For 2006 and 2005, management fees were $1.4 million and $1.5 million, respectively.

DEPRECIATION AND AMORTIZATION-

For 2006 and 2005, depreciation and amortization charges were $27.0 million and $22.3 million, respectively.  The increase primarily was due to the growth in our fleet during 2006 as compared to 2005.

OTHER (EXPENSE) INCOME-

(LOSS) INCOME FROM DERIVATIVE INSTRUMENTS-

For 2006, income from derivative instruments was $0.1 million and is due solely to the gain in value during the time the 5.075% and 5.25% Swaps had not been designated against our debt.  For 2005, we had no derivative instruments in place that resulted in income from derivative instruments.

NET INTEREST EXPENSE-

For 2006 and 2005, net interest expense was $6.9 million and $14.3 million, respectively.  Net interest expense consisted mostly of interest payments made under our 2005 Credit Facility for the 2006 period.  For the 2005 period, net interest expense consisted mostly of interest payments made under our Original Credit Facility entered into on December 3, 2004 and the 2005 Credit Facility.  Additionally, interest income as well as amortization of deferred financing costs related to our credit facilities is included in both periods.  The decrease in net interest expense for 2006 versus 2005 was mostly a result of a charge of $4.1 million in 2005 which is associated with the write-down of unamortized deferred bank charges related to our Original Credit Facility, lower interest margin and a lower debt outstanding under our 2005 Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our capital requirements with cash flow from operations, equity contributions and bank debt. We have used our funds primarily to fund vessel acquisitions, regulatory compliance expenditures, the repayment of bank debt and the associated interest expense and the payment of dividends. We will require capital to fund ongoing operations, acquisitions and debt service.  We expect to rely on operating cash flows as well as long-term borrowings to implement our growth plan and continue our dividend policy.  In October 2007, the Company closed on an equity offering of 3,358,209 shares of our common stock (with the exercise of the underwriters’ over-allotment option) at an offering price of $67 per share.  The Company received net proceeds of $213.9 million after deducting underwriters’ fees and expenses.  The Company has repaid a portion of the outstanding balance under the 2007 Credit Facility with proceeds from the offering.  We also may consider debt and additional equity financing alternatives from time to time.

In connection with the agreement to acquire nine Capesize vessels announced on July 18, 2007 and the additional acquisition of three Supramax and three Handysize vessels announce in August 2007, the Company, entered into the 2007 Credit Facility on July 20, 2007 to fund acquisitions and the repayment of all other existing debt under the 2005 Credit Facility and Short-Term Line.  We anticipate that internally generated cash flow and borrowings under our 2007 Credit Facility will be sufficient to fund the operations of our fleet, including our working capital requirements for the foreseeable future.  The Company anticipates primarily utilizing its 2007 Credit Facility as well as internally generated cash flow to fund the acquisition of the remaining four Capesize vessels, but may also consider debt (including convertible securities) and equity financing alternatives.

Dividend Policy

Our dividend policy is to declare quarterly distributions to shareholders by each February, May, August and November, which commenced in November 2005, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our board of directors determines we should maintain. These reserves may cover, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital. The following table summarizes the dividends declared based on the results of the respective fiscal quarter:

FISCAL YEAR ENDED DECEMBER 31, 2007	Dividend per share	Declaration date

4th Quarter	$0.85	2/13/08
3rd Quarter	$0.66	10/25/07
2nd Quarter	$0.66	7/26/07
1st Quarter	$0.66	4/26/07
FISCAL YEAR ENDED DECEMBER 31, 2006
4th Quarter	$0.66	2/8/07
3rd Quarter	$0.60	10/26/06
2nd Quarter	$0.60	7/27/06
1st Quarter	$0.60	4/27/06

The aggregate amount of the dividend paid in 2007, 2006 and 2005 was $69.6 million, $61.0 million and $15.2 million, respectively, which we funded from cash on hand. However, in the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.

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

Cash Flow

Net cash provided by operating activities for 2007 and 2006, was $120.9 million and $90.1 million, respectively.  The increase was primarily due to the operation of a larger fleet, which contributed to increases in net income, depreciation, accounts payable, and deferred revenues. These increases were also due to an unrealized loss of $1.5 million associated with the forward currency contract in place at December 31, 2007 and $9.9 million in realized losses associated with Jinhui investing activities, offset by an unrealized gain of $10.2 million on the currency translation associated with the Jinhui investment. Furthermore there was a $27.0 million gain related to the sale of the Genco Commander and the Genco Glory for 2007.  Net cash provided by operating activities for 2007 was a result primarily of net income of $106.8 million, less the gain from the sale of the Genco Commander and the Genco Glory of $27.0 million, plus depreciation and amortization charges of $34.4 million.  Net cash provided by operating activities for 2006 increased 2.1% to $90.1 million from $88.2 million in 2005. The increase primarily was due to higher net income and depreciation and amortization in 2006 due to the operation of a larger fleet.  Net cash from operating activities for year ended December 31, 2006 was primarily a result of recorded net income of $63.5 million, and depreciation and amortization charges of $27.0 million. For 2005, net cash provided from operating activities was primarily a result of recorded net income of $54.5 million, and depreciation and amortization charges of $22.3 million, and amortization of deferred financing costs of $4.6 million.

Net cash used in investing activities increased to $984.4 million for 2007 from $82.8 for 2006.  For 2007, the cash used in investing activities related primarily to the purchase of $115.6 million of Jinhui stock, the purchase price of vessels of $764.6 million, and deposits made on vessels to be acquired of $150.3 million, offset by proceeds received from the sale of the Genco Commander and the Genco Glory of $56.5 million.  For 2006 the cash used in investing activities related primarily to the purchase of three vessels for $81.6 million.  The majority of our initial fleet was acquired in 2005 and as a result net cash used in investing activities was $268.1 million for 2005.  For 2005, the cash used in investing activities relating to the acquisition of ten vessels was $267.0 million.

Net cash provided by financing activities for 2007 and 2006 was $861.4 million and $19.4 million, respectively.  For 2007, net cash provided by financing activities consisted of the drawdown of $77.0 million related to the purchase of shares of Jinhui stock, $213.9 million in proceeds received from the equity offering, the drawdown of $1,193.0 million on our 2007 Credit Facility related to the completion of nine vessel acquisitions and deposits on six vessels to be acquired, the refinancing of our prior credit facilities for $288.9 million, repayment of $257.0 million under our new credit facility from proceeds received from the equity offering and the sale of vessels, and the payment of cash dividends of $69.6 million.  For 2006, net cash used by financing activities consisted mostly of the payment of cash dividends of $61.0 million offset by $81.3 million of proceeds from our 2005 Credit Facility used to acquire three vessels.  Net cash provided by financing activities for the years ended 2005 was $219.3 million. For 2005, the primary sources of net cash provided by financing activities were net proceeds from our initial public equity offering of $230.3 million and $130.7 million in net borrowings under our 2005 Credit Facility. In addition, we retired the $357.0 million outstanding under our Original Credit Facility and paid cash dividends of $15.2 million.

2007 Credit Facility

On July 20, 2007, the Company entered into the 2007 Credit Facility for the purpose of acquiring the nine new Capesize vessels and refinancing the Company’s existing 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is Mandated Lead Arranger, Bookrunner, and Administrative Agent. The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the 2005 Credit Facility and the Short-Term Line, which have been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility is $1,377 million.  Lastly, the Company, as required, pledged all of the Jinhui shares it has purchased as collateral against the 2007 Credit Facility.  As of December 31, 2007, $441.0 million remains available to fund future vessel acquisitions.  The Company may borrow up to $50 million of the $441.0 million for working capital purposes.  As of February 26, 2008, after repayment of $43 million of borrowings due to the sale of the Genco Trader and additional borrowings of $151.5 million for the acquisition of the Genco Champion and Genco Constantine during the first quarter of 2008, $332.5 million remains available to fund future vessel acquisitions.

Under the 2007 Credit Facility, subject to the conditions set forth in the credit agreement, the Company may borrow an amount up to $1,377 million.  Amounts borrowed and repaid under the 2007 Credit Facility may be reborrowed.  The 2007 Credit Facility has a maturity date of July 20, 2017, or ten years from the signing date of the 2007 Credit Facility.

Loans made under the 2007 Credit Facility may be used for the following:

•
up to 100% of the en bloc purchase price of $1,111 million for nine modern drybulk Capesize vessels, which the Company has agreed to purchase from companies within the Metrostar Management Corporation group;

•	repayment of amounts previously outstanding under the Company’s 2005 Credit Facility, or $206.2 million;

•	the repayment of amounts previously outstanding under the Company’s Short-Term Line, or $77 million;

•
possible acquisitions of additional dry bulk carriers between 25,000 and 180,000 dwt that are up to ten years of age at the time of delivery and not more than 18 years of age at the time of maturity of this credit facility;

•	up to $50 million of working capital; and

•	the issuance of up to $50 million of standby letters of credit. At December 31, 2007, there were no letters of credit issued under the 2007 Credit Facility.

All amounts owing under the 2007 Credit Facility are secured by the following:

•	cross-collateralized first priority mortgages of each of the Company’s existing vessels and any new vessels financed with the new credit facility;

•	an assignment of any and all earnings of the mortgaged vessels;

•	an assignment of all insurances of the mortgaged vessels;

•	a first priority perfected security interest in all of the shares of Jinhui owned by the Company;

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

The 2007 Credit Facility includes the following financial covenants which will apply to the Company and its subsidiaries on a consolidated basis and will be measured at the end of each fiscal quarter beginning with June 30, 2007:

•	The leverage covenant requires the maximum average net debt to EBITDA to be a ratio of at least 5.5:1.0.

•	Cash and cash equivalents must not be less than $0.5 million per mortgaged vessel.

•	The ratio of EBITDA to interest expense, on a rolling last four-quarter basis, must be no less than 2.0:1.0.

•
After July 20, 2007, consolidated net worth must be no less than $263,300 plus 80% of the value of the any new equity issuances of the Company from June 30, 2007.  Based on the equity offering completed in October 2007, this would require the consolidated net worth to be no less than approximately $434.4 million.

•
The aggregate fair market value of the mortgaged vessels must at all times be at least 130% of the aggregate outstanding principal amount under the new credit facility plus all letters of credit outstanding; the Company has a 30 day remedy period to post additional collateral or reduce the amount of the revolving loans and/or letters of credit outstanding.

Other covenants in the 2007 Credit Facility are substantially similar to the covenants in the Company’s previous credit facilities. As of December 31, 2007, the Company has been in compliance with these covenants since the inception of the facility.

The Company can continue to pay cash dividends in accordance with its dividend policy and certain terms of the credit agreement so long as no event of default has occurred and is continuing and no event of default will occur as a result of the payment of such dividend.  In addition, the 2007 Credit Facility was amended as of February 13, 2008 to permit the Company to implement its share repurchase program, which was recently approved by its board of directors.  Under this amendment, the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.  For further details of our share repurchase program, see Note 21 – Subsequent Events to our financial statements.

Due to refinancing of the Company’s previous facilities, the Company incurred a non-cash write-off of the unamortized deferred financing cost in the amount of $3.6 associated with the Company’s previous facilities.

Short-Term Line - Refinanced by the 2007 Credit Facility

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

The Short-Term Line was refinanced in July 2007 by the 2007 Credit Facility.

2005 Credit Facility - Refinanced by the 2007 Credit Facility

The Company’s 2005 Credit Facility, initially for $450.0 million, was with a syndicate of commercial lenders consisting of Nordea Bank Finland Plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citigroup Global Markets Limited.  The 2005 Credit Facility was used to refinance our indebtedness under our Original Credit Facility, and was used to acquire vessels. Under the terms of our 2005 Credit Facility, borrowings in the amount of $106.2 million were used to repay indebtedness under our Original Credit Facility, and additional net borrowings of $100 million were obtained to fund vessel acquisitions. In July 2006, the Company increased the line of credit by $100 million to a total facility of $550 million.

Additionally, on February 7, 2007, we reached an agreement with our lenders to allow us to increase the amount of the 2005 Credit Facility by $100 million, for a total maximum availability of $650 million.  We had the option to increase the facility amount by $25 million increments up to the additional $100 million, so long as at least one bank within the syndicate agreed to fund such increase.  Any increase associated with this agreement was generally governed by the existing terms of the 2005 Credit Facility, although we and any banks providing the increase may agree to vary the upfront fees, unutilized commitment fees, or other fees payable by us in connection with the increase.

The 2005 Credit Facility was refinanced in July 2007 with the 2007 Credit Facility.

Interest Rate Swap Agreements and Forward Freight Agreements

The Company has entered into eight interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $631.2 million and the swaps have specified rates and durations.  The following table summarizes the interest rate swaps in place as of December 31, 2007 and 2006:

Interest Rate Swap Detail				December 31, 2007	December 31, 2006
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
9/7/07	4.56%	10/1/07	12/31/09	75,000
7/31/07	5.115%	11/30/07	11/30/11	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000

				$631,233	$206,233

The differential to be paid or received for these swap agreements are recognized as an adjustment to interest expense as incurred.  The Company is currently utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of Other Comprehensive Income (“OCI”).  The ineffective portion is recognized as income or (loss) from derivative instruments which is a component of other (expense) income.  For any period of time that the Company did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation was recognized as income or (loss) from derivative instruments and was listed as a component of other expense.

The interest income pertaining to the interest rate swaps for 2007 and 2006 was $1.0 million and $0.6 million, respectively.

The swap agreements, with effective dates prior to December 31, 2007, synthetically convert variable rate debt the fixed interest rate of swap plus the Applicable Margin (which is 0.85% per annum for the first five years of the new credit facility and 0.90% thereafter).  If the Company’s ratio of Total Debt to Total Capitalization (each as defined in the credit agreement for the 2007 Credit Facility) is greater than or equal to 70%, the Applicable Margin increases to 0.90% for the first five years and 0.95% thereafter.

The liability associated with the swaps at December 31, 2007 is $21.0 million and $0.8 million at December 31, 2006, and are presented as the fair value of derivatives on the balance sheet.  The asset associated with the swaps at December 31, 2006 was $4.5 million and there were no swaps in an asset position at December 31, 2007, and are presented as the fair value of derivatives on the balance sheet.  As of December 31, 2007 and December 31, 2006, the Company has accumulated OCI of ($21.1) million and $3.5 million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in income or (loss) from derivative instruments of ($0.1) million for 2007.  The change in value of the swaps prior to being designated resulted in income or (loss) from derivative instruments of $0.1 million for 2006.   At December 31, 2007, ($3.1 million) of OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

During January 2008, the Company entered into a $50 million dollar interest rate swap at a fixed interest rate of 2.89%, plus the Applicable Margin and is effective February 1, 2008 and ends on February 1, 2011.  The company has elected to utilize hedge accounting for this interest rate swap.

The Company has entered into a number of short-term forward currency contracts to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described above under the heading “Short-term investments” in Note 2 of our financial statements.  The Company had a forward currency contract in place for a notional amount of 685.1 million NOK (Norwegian Kroner) or $124.6 million, which matured on January 17, 2008. As forward contracts expire, the Company continues to enter into new forward currency contracts for the cost basis of the Short-term investment, excluding commissions.  However the hedge is limited to the lower of the cost basis or the market value at time of designation.  As February 19, 2008 the Company has a forward currency contract for the notional amount of 739.2 million NOK for $135.6 million.  Effective August 16, 2007, the Company has elected hedge accounting for such forward currency contracts, the application of which is described under the subheading “Currency risk management” on page 64.  For 2007, the net losses (realized and unrealized) of $1.2 million related to the forward currency contracts and to the hedged translations gain on the cost basis of the Jinhui stock are reflected as (loss) income from derivative instruments and are included as a component of other expense.  The short-term liability associated with the forward currency contract at December 31, 2007 is $1.4 million and is presented as the fair value of derivatives on the balance sheet and is included in the net loss from derivative instruments in the income statement.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of December 31, 2007.

Interest Rates

The effective interest rate associated with the interest expense for the 2005 Credit Facility, the Short-term Line and the 2007 Credit Facility, and including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, including the cost associated with unused commitment fees with these facilities for 2007 was 6.25%.  The effective interest rate associated with the interest expense for the 2005 Credit Facility, and including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, including the cost associated with unused commitment fees with these facilities for 2006, was 6.75%.  The interest rate on the debt, excluding the unused commitment fees, ranged from 5.54% to 6.66% and from 6.14% to 6.45% for 2007 and 2006, respectively.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates that are reflective of the subsequent events as described in Note 21 – Subsequent Events to our financial statements.  These events include the interest rate swap entered into on January 2008 for $50 million at a fixed rate of 2.89% plus the Applicable Margin from February 1, 2008 to February 1, 2011, the repayment of $43 million repayment of debt associated with the sale of the Genco Trader included in the commitment table as due with in one year, as well as additional borrowings of $151.5 million for the completed acquisition of the Genco Champion and Genco Constantine during the first quarter of 2008.  Additionally, the table incorporates the agreement to acquire the remaining four Capesize vessels for $385.6 million, inclusive of commissions, and the employment agreement entered into in September 2007 with our Chief Financial Officer, John Wobensmith. The Company plans to fund the remaining acquisitions with the remaining availability under the credit facility and cash generated from operations.  The interest and fees are also reflective of the 2007 Credit Facility and the interest rate swap agreements as discussed above under “Interest Rate Swap Agreements and Forward Freight Agreements.”

	Total	Within One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
2007 Credit Facility	$1,087,500	$43,000	$-	$-	$1,044,500
Remainder of purchase price of acquisitions (2)	$385,600	$96,800	$288,800	$-	$-
Interest and borrowing fees	$412,704	$53,843	$107,643	$100,708	$150,510
Executive employment agreement	$636	$370	$266	$-	$-
Office lease	$6,636	$486	$982	$1,036	$4,132

(1)	Represents the twelve month period ending December 31, 2008 and includes the $43 million repayment of debt associated with the sale of the Genco Trader.
(2)
The timing of these obligations are based on estimated delivery dates for the remaining four Capesize vessels which are currently being constructed and the obligation is inclusive of the commission due to brokers upon purchase of the vessels.

Interest expense has been estimated using the fixed hedge rate for the effective period and notional amount of the debt which is effectively hedged and 3.125% for the portion of the debt that has no designated swap against it, plus the applicable bank margin of 0.85% in the first five years of the 2007 Credit Facility and 0.90% in the last five years, as long as the ratio of Total Debt to Total Capitalization as defined in the 2007 Credit Facility remains below 70%. If the ratio of Total Debt to Total Capitalization is equal to or greater than 70% then the applicable margin is increased to 0.90% in the first five years of the 2007 Credit Facility and 0.95% in the last five years.   The Company is obligated to pay certain commitment fees in connection with the 2007 Credit Facility.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. Our fleet currently consists of five Capesize drybulk carriers, six Panamax drybulk carriers, three Supramax drybulk carriers, six Handymax drybulk carriers and eight Handysize drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings. We estimate our drydocking costs and scheduled off-hire days for our fleet through 2009 to be:

	Estimated Drydocking Cost	Estimated Offhire Days
	(U.S. dollars in millions)
Year
2008	$4.6	140
2009	3.7	100

The costs reflected are estimates based on drydocking our vessels in China.  We estimate that each drydock will result in 20 days of offhire.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.

During 2007, we completed drydockings for the Genco Surprise, the Genco Wisdom, the Genco Prosperity, the Genco Reliance and Genco Success at a combined cost of $3.5 million.

During 2006, we completed drydockings for the Genco Trader, the Genco Marine, the Genco Muse, Genco Carrier and Genco Glory at a combined cost of $3.2 million.

We estimate that five of our vessels will be drydocked during 2008, and an additional seven vessels in 2009 of which one will be drydocked during the first quarter of 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Inflation has only a moderate effect on our expenses given current economic conditions. In the event that significant global inflationary pressures appear, these pressures would increase our operating, voyage, general and administrative, and financing costs.  However, the Company expects its 2009 budget to increase based on the anticipated increased cost for crewing and lubes.

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

Our standard time charter contracts with our customers specify certain performance parameters, which if not met can result in customer claims.  As of December 31, 2007, we had no reserve, and as of December 31, 2006, we had a reserve $0.2 million against due from charterers’ balance and an additional reserve of $0.7 million and $0.6 million, respectively.  Both reserves are associated with estimated customer claims against us including time charter performance issues.

SHORT-TERM INVESTMENTS-

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as available-for-sale and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of OCI.  Effective August 16, 2007, the Company has elected hedge accounting for forward currency contracts in place associated with the cost basis of the Jinhui shares and therefore the unrealized currency gain or loss associated with Jinhui cost basis will now be reflected in the income statement as a component of income or (loss) from derivative instruments to off-set the gain or loss associated with these forward currency contracts.  The cost of securities when sold is based on the specific identification method.  Realized gains and losses on the sale of these securities will be reflected in the consolidated statement of operations in other (expense) income.  Additionally, the realized gain or loss on the forward currency contracts is reflected in the Consolidated Statement of Cash Flows as an investing activity and is reflected in the caption Payments on forward currency contracts, net.

Short-term investments are reviewed periodically to identify possible other-than-temporary impairment.  When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below the cost basis, the financial condition of the issuer, the underlying net asset value of the issuers assets and liabilities, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.  Should the decline in the value of any investment be deemed to be other-than-temporary, the investment basis would be written down to fair market value, and the write-down would be recorded to earnings as a loss.

VESSEL ACQUISITIONS -

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

IMPAIRMENT OF LONG-LIVED ASSETS-

We follow Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future charter rates, scrap values, future drydock costs and vessel operating costs are included in this analysis.

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

For the portion of the forward interest rate swaps that are not effectively hedged, the change in the value and the rate differential to be paid or received is recognized as income or (expense) from derivative instruments and is listed as a component of other expense until such time the Company has obligations against which the swap is designated and is an effective hedge.

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

The change in the value in the forward currency contracts is recognized as income or (expense) from derivative instruments and is listed as a component of other expense.  Effective August 16, 2007, the Company  elected to utilize fair value hedge accounting for these instruments whereby the change in the value in the forward contracts continues to be recognized as income or (expense) from derivative instruments and is listed as a component of other expense.  Fair value hedge accounting then accelerates the recognition of the effective portion of the currency translation gain or (loss) on the Available for Sale Security from August 16, 2007 into income or (expense) from derivative instruments and is listed as a component of other expense.  Time value of the forward contracts are excluded from effectiveness testing and recognized currently in income.

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

Based on the ownership of our common stock prior to our initial public offering on July 22, 2005 as discussed in Note 1 of our financial statements, we qualified for exemption from income tax for 2005 under Section 883, since we were a Controlled Foreign Corporation (“CFC”) and satisfied certain other criteria in the Section 883 regulations. We were a CFC, as defined in the Code, since until the initial public offering on July 22, 2005, over 50% of our stock was owned by United States holders each of whom owned ten percent or more of our voting stock, or US 10% Owners. During that time, approximately 93% of our common stock was held by US 10% Owners.

Based on the publicly traded requirement of the Section 883 regulations, we believe that the Company qualified for exemption from income tax for 2007 and 2006.  In order to meet the publicly traded requirement, our stock must be treated as being primarily and regularly traded for more than half the days of any such year. Under the Section 883 regulations, our qualification for the publicly traded requirement may be jeopardized if shareholders of our common stock that own five percent or more of our stock (“5% shareholders”) own, in the aggregate, 50% or more of our common stock for more than half the days of the year.   We believe that during 2007 and 2006, the combined ownership of our 5% shareholders did not equal 50% or more of our common stock for more than half the days of 2007 and 2006. However if our 5% shareholders were to increase their ownership to 50% or more of our common stock for more than half the days of 2008 or any future taxable year, we may not be eligible to claim exemption from tax under Section 883 for that taxable year. We can therefore give no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for exemption from tax in 2008 or in future years.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  We held eight interest rate risk management instruments at December 31, 2007 and three interest rate risk management instruments at December 31, 2006, in order to manage future interest costs and the risk associated with changing interest rates.

The Company has entered into eight interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $631.2 million, and the swaps have specified rates and durations.  The following table summarizes the interest rate swaps in place as of December 31, 2007 and 2006:

Interest Rate Swap Detail				December 31, 2007	December 31, 2006
Trade Date	Fixed Rate	Start Date of Swap	End Date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
9/7/07	4.56%	10/1/07	12/31/09	75,000
7/31/07	5.115%	11/30/07	11/30/11	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000

				$631,233	$206,233

The swap agreements, with effective dates prior to December 31, 2007 synthetically convert variable rate debt the fixed interest rate of swap plus the Applicable Margin (which is 0.85% per annum for the first five years of the new credit facility and 0.90% thereafter).  If the Company’s ratio of Total Debt to Total Capitalization (each as defined in the credit agreement for the 2007 Credit Facility) is equal to or greater than 70%, the Applicable Margin increases to 0.90% for the first five years and 0.95% thereafter.

The liability associated with the swaps at December 31, 2007 is $21.0 million and $0.8 million at December 31, 2006, and are presented as the fair value of derivatives on the balance sheet.  The asset associated with the swaps at December 31,2006 was $4.5 million and there were no swaps in an asset position at December 31, 2007, and are presented as the fair value of derivatives on the balance sheet.    As of December 31, 2007 and 2006, the Company has accumulated OCI of ($21.1) million and $3.5 million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in income or (loss) from derivative instruments of ($0.1) million for 2007.  The change in value of the swaps prior to being designated resulted in income or (loss) from derivative instruments of $0.1 million for 2006.   At December 31, 2007, ($3.1 million) of OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

During January 2008, the Company entered into a $50 million dollar interest rate swap at a fixed interest rate of 2.89%, plus the Applicable Margin and is effective February 1, 2008 and ends on February 1, 2011.  The company has elected to utilize hedge accounting for this interest rate swap.

Derivative financial instruments

The Company entered into eight interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $631.2 million, and the swaps have specified rates and durations.  See “Interest Rate Risk” above under this Item 7 or 7A for a table summarizing the interest rate swaps in place as of December 31, 2007 and 2006.  Also note that during January 2008, the Company entered into a $50 million dollar interest rate swap at a fixed interest rate of 2.89%, plus the Applicable Margin and is effective February 1, 2008 and ends on February 1, 2011.  The company has elected to utilize hedge accounting for this interest rate swap

The differential to be paid or received for these swap agreements are recognized as an adjustment to interest expense as incurred.  The Company is currently utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of OCI.  The ineffective portion is recognized as income or (loss) from derivative instruments which is a component of other (expense) income.  For any period of time that the Company did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation was recognized as income or (loss) from derivative instruments and was listed as a component of other (expense) income.

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

The interest income pertaining to the interest rate swaps for 2007 and 2006 was $1.0 million and $0.6 million, respectively.

The swap agreements, with effective dates prior to December 31, 2007 synthetically convert variable rate debt the fixed interest rate of swap plus the Applicable Margin (which is 0.85% per annum for the first five years of the new credit facility and 0.90% thereafter).  If the Company’s ratio of Total Debt to Total Capitalization (each as defined in the credit agreement for the 2007 Credit Facility) is greater than or equal to 70%, the Applicable Margin increases to 0.90% for the first five years and 0.95% thereafter.

The asset associated with the swaps at December 31,2006 was $4.5 million and there were no swaps in an asset position at December 31, 2007, and are presented as the fair value of derivatives on the balance sheet.  The liability associated with the swaps at December 31, 2007 is $21.0 million and $0.8 million at December 31, 2006, and are presented as the fair value of derivatives on the balance sheet.  As of December 31, 2007 and December 31, 2006, the Company has accumulated OCI of ($21.1) million and $3.5 million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in income or (loss) from derivative instruments of ($0.1) million for 2007.  The change in value of the swaps prior to being designated resulted in income or (loss) from derivative instruments of $0.1 million for 2006.   At December 31, 2007, ($3.1 million) of OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

The Company has entered into a number of short-term forward currency contracts to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described above under the heading “Short-term investments” in Note 2 of our financial statements.  For further information on these forward currency contracts, please see page 58 under the heading “Interest Rate Swap Agreements and Forward Freight Agreements”.

We are subject to market risks relating to changes in interest rates because we have significant amounts of floating rate debt outstanding. For 2007, we paid LIBOR plus 0.85% on the 2007 Credit Facility. LIBOR plus 0.95% on the 2005 Credit Facility and LIBOR plus 0.85% on the Short-term Line for the debt in excess of any designated swap’s notional amount for the respective swap’s effective period. For each effective swap, the interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the respective debt in place.  For 2006, we paid LIBOR plus 0.95% for the debt in excess of any designated swap’s notional amount for the respective swap’s effective period.  A 1% increase in LIBOR would result in an increase of $1.7 million in interest expense for 2007, considering the increase would be only on the unhedged portion of the debt for which the rate differential on the respective swap is not in effect.

FOREIGN EXCHANGE RATE RISK

The international shipping industry’s functional currency is the U.S. Dollar. Virtually all of our revenues and most of our operating costs are in U.S. Dollars. We incur certain operating expenses in currencies other than the U.S. dollar, and the foreign exchange risk associated with these operating expenses is immaterial.

The Company has entered into a number of short-term forward currency contracts to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described above under the heading “Short-term investments” in Note 2 of our financial statements.  For further information on these forward currency contracts, please see page 58 under the heading “Interest Rate Swap Agreements and Forward Freight Agreements.”

Upon maturation of the forward currency contract in place for 685.1 NOK million at December 31, 2007, a 1% change in the value of the Norwegian Kroner could result in a currency gain or loss of $1.3 million.  However, since the Company is utilizing hedge accounting on the cost basis of the Jinhui stock, the effective portion of the currency translation gain or (loss) on the Available for Sale Security is netted against the fluctuation in the currency gain or loss on the forward currency contract itself to the extent of the hedged notional amount.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Genco Shipping & Trading Limited
Form 10-K as of December 31, 2007 and 2006 and For the years ended December 31, 2007, 2006 and 2005
Index to consolidated financial statements

                                                                         Page

        a) Report of Independent Registered Public Accounting Firm                                                                               F-2

        b) Consolidated Balance Sheets -
             December 31, 2007 and December 31, 2006                                    F-3

        c) Consolidated Statements of Operations -
         For the Years Ended December 31, 2007, 2006 and 2005                             F-4

        d) Consolidated Statements of Shareholders’ Equity and Comprehensive Income -
             For the Years Ended December 31, 2007, 2006 and 2005                             F-5

        e) Consolidated Statements of Cash Flows -
         For the Years Ended December 31, 2007, 2006 and 2005                             F-6

        f) Notes to Consolidated Financial Statements
            For the Years Ended December 31, 2007, 2006 and 2005                              F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Genco Shipping & Trading Limited
New York, New York

We have audited the accompanying consolidated balance sheets of Genco Shipping & Trading Limited and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Genco Shipping & Trading Limited and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 29, 2007

Genco Shipping & Trading Limited
Consolidated Balance Sheets as of December 31, 2007
and December 31, 2006
(U.S. Dollars in thousands, except share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$71,496	$73,554
Short-term investments	167,524	-
Vessel held for sale	16,857	9,450
Due from charterers, net	2,343	471
Prepaid expenses and other current assets	9,374	4,643
Total current assets	267,594	88,118

Noncurrent assets:
Vessels, net of accumulated depreciation of $71,341 and $43,769, respectively	1,224,040	476,782
Deposits on vessels	149,017	-
Deferred drydock, net of accumulated depreciation of $941 and $366, respectively	4,552	2,452
Other assets, net of accumulated amortization of $288 and $468, respectively	6,130	4,571
Fixed assets, net of accumulated depreciation and amortization of $722 and $348, respectively	1,939	1,877
Fair value of derivative instruments	-	4,462
Total noncurrent assets	1,385,678	490,144

Total assets	$1,653,272	$578,262

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$17,514	$7,784
Current portion of long term debt	43,000	4,322
Deferred revenue	8,402	3,067
Fair value of derivative instruments	1,448	-
Total current liabilities	70,364	15,173

Noncurrent liabilities:
Deferred revenue	968	395
Deferred rent credit	725	743
Fair market value of time charters acquired	44,991	-
Fair value of derivative instruments	21,039	807
Long term debt	893,000	207,611
Total noncurrent liabilities	960,723	209,556

Total liabilities	1,031,087	224,729

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and
outstanding 28,965,809 and 25,505,462 shares at December 31, 2007 and December 31, 2006, respectively	290	255
Paid in capital	523,002	307,088
Accumulated other comprehensive income	19,017	3,546
Retained earnings	79,876	42,644
Total shareholders’ equity	622,185	353,533

Total liabilities and shareholders’ equity	$1,653,272	$578,262

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006, and 2005
(U.S. Dollars in Thousands, Except Earnings per Share and share data)

	For the Years Ended December 31,
	2007	2006	2005

Revenues	$185,387	$133,232	$116,906

Operating expenses:
Voyage expenses	5,100	4,710	4,287
Vessel operating expenses	27,622	20,903	15,135
General and administrative expenses	12,610	8,882	4,937
Management fees	1,654	1,439	1,479
Depreciation and amortization	34,378	26,978	22,322
Gain on sale of vessels	(27,047)	-	-

Total operating expenses	54,317	62,912	48,160

Operating income	131,070	70,320	68,746

Other (expense) income:
(Loss) income from derivative instruments	(1,265)	108	-
Interest income	3,507	3,129	1,084
Interest expense	(26,503)	(10,035)	(15,348)

Other (expense) income	(24,261)	(6,798)	(14,264)

Net income	$106,809	$63,522	$54,482

Earnings per share-basic	$4.08	$2.51	$2.91
Earnings per share-diluted	$4.06	$2.51	$2.90
Weighted average common shares outstanding-basic	26,165,600	25,278,726	18,751,726
Weighted average common shares outstanding-diluted	26,297,521	25,351,297	18,755,195

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
for the Years Ended December 31, 2007, 2006 and 2005
(U.S. Dollars in Thousands)

	Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance – January 1, 2005	$135	$72,332	$907	$-	$-	$73,374

Net income			54,482		54,482	54,482
Unrealized derivative gains from cash flow hedge, net				2,325	2,325	2,325
Comprehensive income					56,807
Cash dividends paid ($0.60 per share)			(15,226)			(15,226)
Capital contribution from Fleet Acquisition LLC		2,705				2,705
Issuance of common stock	118	230,187				230,305
Issuance of 174,212 shares of nonvested stock	1	(1)				-
Nonvested stock amortization		277				277

Balance – December 31, 2005	$254	$305,500	$40,163	$2,325		$348,242

Net income			63,522		63,522	63,522
Unrealized derivative gains from cash flow hedge, net				1,221	1,221	1,221
Comprehensive income					$64,743
Cash dividends paid ($2.40 per share)			(61,041)			(61,041)
Issuance of 72,000 shares of nonvested stock, less forfeitures of 750 shares	1	(1)				-
Nonvested stock amortization		1,589				1,589

Balance – December 31, 2006	$255	$307,088	$42,644	$3,546		$353,533

Net income			106,809		106,809	106,809
Unrealized gain on short-term investments				38,540	38,540	38,540
Unrealized gain on currency translation on short-term investments, net				1,545	1,545	1,545
Unrealized derivative loss on cash flow hedges, net				(24,614)	(24,614)	(24,614)
Comprehensive income					122,280
Cash dividends paid ($2.64 per share)			(69,577)			(69,577)
Issuance of common stock, 3,358,209 shares	34	213,837				213,871
Issuance of 109,200 shares of nonvested stock, less forfeitures of 7,062 shares	1	(1)				-
Nonvested stock amortization		2,078				2,078

Balance – December 31, 2007	$290	$523,002	$79,876	$19,017		$622,185

 See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
(U.S. Dollars in Thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$106,809	$63,522	$54,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,378	26,978	22,322
Amortization of deferred financing costs	4,128	341	4,611
Amortization of fair market value of time charter acquired	(5,139)	1,850	398
Realized losses on forward currency contract	9,864	-	-
Unrealized loss (gain) on derivative instruments	80	(108)	-
Unrealized gain on hedged short-term investment	(10,160)	-	-
Unrealized loss on forward currency contract	1,448	-	-
Amortization of nonvested stock compensation expense	2,078	1,589	277
Gain on sale of vessel	(27,047)	-	-
Change in assets and liabilities:
(Increase) decrease in due from charterers	(1,872)	(252)	445
Increase in prepaid expenses and other current assets	(2,241)	(2,069)	(2,140)
Increase in accounts payable and accrued expenses	6,164	2,288	4,610
Increase (decrease) in deferred revenue	5,908	(1,114)	2,933
(Decrease) increase in deferred rent credit	(19)	264	479
Deferred drydock costs incurred	(3,517)	(3,221)	(187)
Net cash provided by operating activities	120,862	90,068	88,230
Cash flows from investing activities:
Purchase of vessels	(764,574)	(81, 638)	(267,024)
Deposits on vessels	(150,279)	-	-
Purchase of short-term investments	(115,577)	-	-
Payments on forward currency contracts, net	(9,897)	-	-
Proceeds from sale of vessels	56,536	-	-
Purchase of other fixed assets	(559)	(1,202)	(1,048)
Net cash used in investing activities	(984,350)	(82, 840)	(268,072)
Cash flows from financing activities:
Proceeds from the 2007 Credit Facility	1,193,000	-	-
Repayments on the 2007 Credit Facility	(257,000)	-	-
Proceeds from the 2005 Credit Facility, Short-term Line and Original Credit Facility	77,000	81,250	371,917
Repayments on the 2005 Credit Facility, Short-term Line and Original Credit Facility	(288,933)	-	(367,000)
Payment of deferred financing costs	(6,931)	(795)	(3,378)
Capital contributions from shareholder	-	-	2,705
Cash dividends paid	(69,577)	(61,041)	(15,226)
Net proceeds from issuance of common stock	213,871	-	230,305
Net cash provided by financing activities	861,430	19,414	219,323
Net (decrease) increase in cash	(2,058)	26,642	39,481
Cash and cash equivalents at beginning of period	73,554	46,912	7,431
Cash and cash equivalents at end of period	$71,496	$73,554	$46,912

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
 (U.S. Dollars in Thousands)

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005

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

The Company began operations on December 6, 2004 with the delivery of its first vessel.  The Company agreed to acquire a fleet of 16 drybulk carriers from an unaffiliated third party on November 19, 2004 for approximately $421,900; these vessels were delivered during 2004 and 2005.

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

On August 15, 2007, the Company decided to sell the two oldest vessels in its fleet, the Genco Commander and the Genco Trader.  On September 3, 2007, the Company reached an agreement to sell the Genco Commander, a 1994-built Handymax vessel, to Dan Sung Shipping Co. Ltd. for $44,450 less a 2% brokerage commission payable to a third party.  On December 3, 2007, the Company realized a net gain of $23,472 and received net proceeds of $43,532.  Lastly, on October 2, 2007, the Company reached an agreement to sell the Genco Trader, a 1990-built Panamax vessel, to SW Shipping Co., Ltd for $44,000 less a 2% brokerage commission payable to a third party. The Company expects to realize a net gain of approximately $26,200 from the sale of the vessel, which occurred first quarter of 2008.  The Genco Trader is classified as held for sale at December 31, 2007.   Upon completion of these acquisitions and dispositions, Genco's fleet will consist of nine Capesize, six Panamax, three Supramax, six Handymax, and eight Handysize drybulk carriers, with a total carrying capacity of approximately 2,700,000 dwt and an average age of 7 years.

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of December 31, 2007:

Wholly Owned Subsidiaries	Vessels Acquired	dwt	Date Delivered	Year Built	Date Sold

Genco Reliance Limited....................................	Genco Reliance	29,952	12/6/04	1999	—
Genco Glory Limited.........................................	Genco Glory	41,061	12/8/04	1984	2/21/07
Genco Vigour Limited.......................................	Genco Vigour	73,941	12/15/04	1999	—
Genco Explorer Limited....................................	Genco Explorer	29,952	12/17/04	1999	—
Genco Carrier Limited.......................................	Genco Carrier	47,180	12/28/04	1998	—
Genco Sugar Limited........................................	Genco Sugar	29,952	12/30/04	1998	—
Genco Pioneer Limited.....................................	Genco Pioneer	29,952	1/4/05	1999	—
Genco Progress Limited...................................	Genco Progress	29,952	1/12/05	1999	—
Genco Wisdom Limited...................................	Genco Wisdom	47,180	1/13/05	1997	—
Genco Success Limited.....................................	Genco Success	47,186	1/31/05	1997	—
Genco Beauty Limited.......................................	Genco Beauty	73,941	2/7/05	1999	—
Genco Knight Limited......................................	Genco Knight	73,941	2/16/05	1999	—

Genco Leader Limited......................................	Genco Leader	73,941	2/16/05	1999	—
Genco Marine Limited.....................................	Genco Marine	45,222	3/29/05	1996	—
Genco Prosperity Limited...............................	Genco Prosperity	47,180	4/4/05	1997	—
Genco Trader Limited....................................	Genco Trader	69,338	6/7/05	1990	2/26/08
Genco Muse Limited …………………	Genco Muse	48,913	10/14/05	2001	—
Genco Commander Limited …………	Genco Commander	45,518	11/2/06	1994	12/3/07
Genco Acheron Limited ……………..	Genco Acheron	72,495	11/7/06	1999	—
Genco Surprise Limited ……………..	Genco Surprise	72,495	11/17/06	1998	—
Genco Augustus Limited …………….	Genco Augustus	180,151	8/17/07	2007	—
Genco Tiberius Limited ……………..	Genco Tiberius	175,874	8/28/07	2007	—
Genco London Limited ………………	Genco London	177,833	9/28/07	2007	—
Genco Titus Limited …………….......	Genco Titus	177,729	11/15/07	2007	—
Genco Challenger Limited ………….	Genco Challenger	28,428	12/14/07	2003	—
Genco Charger Limited ……………..	Genco Charger	28,398	12/14/07	2005	—
Genco Warrior Limited …………….	Genco Warrior	55,435	12/17/07	2005	—
Genco Predator Limited …………….	Genco Predator	55,407	12/20/07	2005	—
Genco Hunter Limited ………………	Genco Hunter	58,729	12/20/07	2007	—
Genco Champion Limited …………..	Genco Champion	28,445	1/2/08	2006	—
Genco Constantine Limited …………	Genco Constantine	180,183	2/21/08	2008	—
Genco Hadrian Limited ……………..	Genco Hadrian	170,500	Q4 2008 (1)	2008 (2)	—
Genco Commodus Limited …………	Genco Commodus	170,500	Q2 2009 (1)	2009 (2)	—
Genco Maximus Limited ……………	Genco Maximus	170,500	Q2 2009 (1)	2009 (2)	—
Genco Claudius Limited …………….	Genco Claudius	170,500	Q3 2009 (1)	2009 (2)	—

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

In January 2007, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) to register possible future offerings, including possible resales by Fleet Acquisition LLC.  That registration statement, as amended, was declared effective by the SEC on February 7, 2007.  Fleet Acquisition LLC utilized that registration statement to conduct an underwritten offering of 4,830,000 shares it owned, including an over-allotment option granted to underwriters for 630,000 shares which the underwriters exercised in full.  Following completion of that offering, Fleet Acquisition LLC owns 15.80% of our common stock.   During October 2007, the Company closed on an equity offering of 3,358,209 shares of Genco common stock (with the exercise of the underwriters’ over-allotment option) at an offering price of $67 per share.  The Company received net proceeds of $213,871 after deducting underwriters’ fees and expenses.  On October 5, 2007, the Company utilized $214,000 including these proceeds to repay outstanding borrowings under the 2007 Credit Facility.  Additionally, in the same offering, Fleet Acquisition LLC sold

1,076,291 shares (with the exercise of the underwriters’ over-allotment option) at the same offering price of $67 per share.  The Company did not receive any proceeds from the common stock sold by Fleet Acquisition LLC.  On January 10, 2008, the Board of Directors approved a grant of 100,000 nonvested common stock to Peter Georgiopoulos, Chairman of the Board.  This grant vests ratably on each of the ten anniversaries of the determined vesting date beginning with November 15, 2008.  After the offering and the grant to the Mr. Georgiopoulos, Fleet Acquisition LLC owns approximately 10.17% of the Company, and Mr. Georgiopoulos owns approximately 12.70% of the Company.

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

Due from charterers, net

Due from charterers, net includes accounts receivable from charters net of the provision for doubtful accounts. At each balance sheet date, the Company provides for the provision based on a review of all outstanding charter receivables. Included in the standard time charter contracts with our customers are certain performance parameters, which if not met can result in customer claims.  As of December 31, 2007, we had no reserve against due from charterers balance and an additional reserve of $734 in deferred revenue, each of which is associated with estimated customer claims against the Company including time charter performance issues.  As of December 31, 2006, the Company had a reserve of $187 against due from charterers balance and an additional reserve of $571 in deferred revenue, each of which is associated with estimated customer claims against the Company, including time charter performance issues.

Revenue is based on contracted charterparties and, although the Company's business is with customers whom the Company believes to be of the highest standard, there is always the possibility of dispute over terms and payment of hires and freights. In particular, disagreements may arise as to the responsibility of lost time and revenue due to the Company as a result. As such, the Company periodically assesses the recoverability of amounts outstanding and estimates a provision if there is a possibility of non-recoverability. Although the Company believes its provisions to be reasonable at the time they are made, it is possible that an amount under dispute is not ultimately recovered and the estimated provision for doubtful accounts is inadequate.

Vessel operating expenses

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, and other miscellaneous expenses. Vessel operating expenses are recognized when incurred.

Vessels, net

Vessels, net are stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage.  The Company also considers interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel.  Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard.  Depreciation expense for vessels for the years ended December 31, 2007, 2006 and 2005 was $32,900, $26,344, and $22,238, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight ton (lwt). At December 31, 2007 and 2006, the Company estimated the residual value of vessels to be $175/lwt.

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
Computer equipment                                                               3 years

Depreciation expense for fixed assets for the years ended December 31, 2007, 2006 and 2005 was $393, $304, and $49, respectively.

Deferred drydocking costs

The Company’s vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. The Company capitalizes the costs associated with the drydockings as they occur and depreciates these costs on a straight-line basis over the period between drydockings. Costs capitalized as part of a vessel’s drydocking include actual costs incurred at the drydocking yard; cost of parts that are reasonably made in anticipation of reducing the duration or cost of the drydocking; cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking.  Depreciation expense for drydocking for the years ended December 31, 2007, 2006 and 2005 was $1,084, $331, and $36, respectively.

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

For the years ended December 31, 2007, 2006 and 2005, no impairment charges were recorded, based on the analysis described above.

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

Short-term investments

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as Available For Sale (“AFS”) and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of other comprehensive income (“OCI”).  Effective August 16, 2007, the Company has elected hedge accounting for forward currency contracts in place associated with the cost basis of the Jinhui shares, and therefore the unrealized currency gain or loss associated with the cost basis in the Jinhui shares will now be reflected in the income statement as income or (loss) from derivative instruments to offset the gain or loss associated with these forward currency contracts.  The cost of securities when sold is based on the specific identification method.  Realized gains and losses on the sale of these securities will be reflected in the consolidated statement of operations in other (expense) income.  Additionally, the realized gain or loss on the forward currency contracts is reflected in the Consolidated Statement of Cash Flows as an investing activity and is reflected in the caption Payments on forward currency contracts, net.

Short-term investments are reviewed periodically to identify possible other-than-temporary impairment.  When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below the cost basis, the financial condition of the issuer, the underlying net asset value of the issuers assets and liabilities, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.  Should the decline in the value of any investment be deemed to be other-than-temporary, the investment basis would be written down to fair market value, and the write-down would be recorded to earnings as a loss.

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

Based on the publicly traded requirement of the Section 883 regulations, we believe that the Company qualified for exemption from income tax for 2007 and 2006.    In order to meet the publicly traded requirement, our stock must be treated as being primarily and regularly traded for more than half the days of any such year. Under the Section 883 regulations, our qualification for the publicly traded requirement may be jeopardized if shareholders of our common stock that own five percent or more of our stock (“5% shareholders”) own, in the aggregate, 50% or more of our common stock for more than half the days of the year.   We believe that during 2007 and 2006, the combined ownership of our 5% shareholders did not equal 50% or more of our common stock for more than half the days of 2007 and 2006. However if our 5% shareholders were to increase their ownership to 50% or more of our common stock for more than half the days of 2008 or any future taxable year, we would not be eligible to claim exemption from tax under Section 883 for that taxable year. We can therefore give no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for exemption from tax in 2008 or in future years.

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

Comprehensive income

The Company follows SFAS No. 130 “Reporting Comprehensive Income,” which establishes standards for reporting and displaying comprehensive income and its components in financial statements.  Comprehensive income is comprised of net income and amounts related to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as well as unrealized gains or losses associated with the Company’s short-term investments.

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

 Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. The Company earned 100% of revenues from 18 customers in 2007 and earned 100% of revenue from 14 customers in 2006 and 97% of revenues from 12 customers in 2005, management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2007 and 2006.

For the year ended December 31, 2007 there were two customers that individually accounted for more than 10% of revenue, which represented 15.42% and 13.74%, of revenue, respectively.  For the year ended December 31, 2006 there were two customers that individually accounted for more than 10% of revenue, which represented 15.74% and 21.51% of revenue, respectively.   For the year ended December 31, 2005 there were three customers that individually accounted for more than 10% of revenue, which represented 11.68%, 15.27% and 26.33% of revenue, respectively.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments such as amounts due to / due from charterers, and accounts payable approximate their individual carrying amounts as of December 31, 2007 and December 31, 2006 due to their short-term maturity or the variable-rate nature of the respective borrowings.

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

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) in the first quarter of 2007, which did not have a material impact on the financial statements of the Company.

Derivative financial instruments

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

New accounting pronouncements

In September 2006, FASB issued SFAS No.157, “Fair Value Measurements” which enhances existing guidance for measuring assets and liabilities using fair value. Previously, guidance for applying fair value was incorporated in several accounting pronouncements.  The new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  While the statement does not add any new fair value measurements, it does change current practice. One such change is a requirement to adjust the value of nonvested stock for the effect of the restriction even if the restriction lapses within one year.

Additionally, in February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, which delays the effective date of SFAS Statement No. 157 to fiscal years beginning after November 15, 2008 and interim periods with those fiscal years for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009 for calendar year end entities. The Company has already adopted this Statement except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2. The partial adoption of SFAS No. 157 did not have a significant impact on its consolidated results of operations or financial position. The Company is currently evaluating the effect that the adoption of SFAS No. 157, as it relates to nonfinancial assets and liabilities, will have on its consolidated results of operations or financial position.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  Under this statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings.  This election is irrevocable.  SFAS No. 159 is effective for the Company commencing in 2008.  Early adoption within 120 days of the beginning of the year is permissible, provided the Company has adopted SFAS No. 157.  The adoption of SFAS 159 on January 1, 2008, is not expected to have a material impact on the financial statements of the Company.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As the provisions of SFAS No. 141R are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

3 - CASH FLOW INFORMATION

The Company currently has eight interest rate swaps, and these swaps are described and discussed in Note 8. The fair value of the swaps is in a liability position of $21,039 as of December 31, 2007.  At December 31, 2006, there were a total of three interest rate swaps of which one of the swaps was in an asset position of $4,462 and other two swaps were in a liability position of $807.

The Company had non-cash operating and investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $682 for the purchase of vessels, $1,227 associated with deposits on vessels, $1,670 for the purchase of short-term investments, and $16 for the purchase of fixed assets for the year ended December 31, 2007.  For the year ended December 31, 2006, the Company had non-cash operating and investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses for the purchase of vessels of approximately $41. Lastly, the Company had items in prepaid expenses and other current assets consisting of $2,489 which had reduced the deposits on vessels.

During the years ended December 31, 2007, 2006 and 2005, the cash paid for interest, net of amounts capitalized were $18,887, $9,553, and $9,587, respectively.

On February 8, 2007, the Company granted nonvested stock to certain directors and employees. The fair value of such nonvested stock was $494 on the grant date and was recorded in equity. Additionally, during January 2007, nonvested stock forfeited amounted to $54 for shares granted in 2005 and is recorded in equity.  During May 2007, nonvested stock forfeited amounted to $88 for shares granted in 2006 and 2005 and is recorded in equity.  Lastly, on December 21, 2007, the Company granted nonvested stock to certain employees. The fair value of such nonvested stock was $4,935 on the grant date and was recorded in equity.

During 2006, the Company granted nonvested stock to its employees. The fair value of such nonvested stock was $2,018 on the grant date and was recorded in equity.  Additionally, during 2006, nonvested stock forfeited amounted to $12 for shares granted in 2005 and is recorded in equity.

During 2005, the Company granted nonvested stock to its employees and directors. The fair value of such nonvested stock was $2,940 on the grant dates and was recorded in equity.

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

 On August 15, 2007, the Company decided to sell the two oldest vessels in its fleet, the Genco Commander and the Genco Trader.  On September 3, 2007, the Company reached an agreement to sell the Genco Commander, a 1994-built Handymax vessel, to Dan Sung Shipping Co. Ltd. for $44,450 less a 2% brokerage commission payable to a third party.  On December 3, 2007, the Company realized a net gain of $23,472 and received net proceeds of $43,532.  Lastly, on October 2, 2007, the Company reached an agreement to sell the Genco Trader, a 1990-built Panamax vessel, to SW Shipping Co., Ltd for $44,000 less a 2% brokerage commission payable to a third party. The Company expects to realize a net gain of approximately $26,200 from the sale of the vessel in the first quarter of 2008.  The Genco Trader is classified as held for sale at December 31, 2007 in the amount of $16,857.

    On August 10 and August 13, 2007, the Company also agreed to acquire six drybulk vessels (three Supramax and three Handysize) from affiliates of Evalend Shipping Co. S.A. for a net purchase price of $336,000, consisting of the value of the vessels and the liability for the below market time charter contract acquired.  As of December 31, 2007, the Company completed the acquisition of five of the vessels, the Genco Predator, Genco Warrior, Genco Hunter, Genco Charger, Genco Challenger, and completed the acquisition of the sixth vessel, the Genco Champion, on January 2, 2008.

In July 2007 the Company entered into an agreement to acquire nine Capesize vessels from companies within the Metrostar Management Corporation group for a net purchase price of $1,111,000, consisting of the value of the vessels and the liability for the below market time charter contracts acquired.  As of December 31, 2007, four of the nine Capesize vessels, the Genco Augustus, Genco Tiberius, Genco London, and Genco Titus, all 2007 built vessels, were delivered to Genco.  On February 21, 2008, the Company completed the acquisition of the Genco Constantine, a 2008 built Capesize vessel.  The remaining four Capesize vessels are expected to be built, and subsequently delivered to Genco, between the fourth quarter of 2008 and the third quarter of 2009. Upon completion of these acquisitions and dispositions, Genco's fleet will consist of nine Capesize, six Panamax, three Supramax, six Handymax, and eight Handysize drybulk carriers, with a total carrying capacity of approximately 2,700,000 dwt and an average age of 7 years.

As four of the Capesize vessels and one of the Supramax vessels delivered during 2007 had existing below market time charters at the time of the acquisition, the Company recorded the fair market value of time charter acquired of $51,373 which is being amortized as an increase to voyage revenues during the remaining term of each respective time charter. For year ended December 31, 2007, $6,382 was amortized into revenue.  No amortization occurred during 2006 as the transaction occurred in 2007.  This balance will be amortized into revenue over a weighted average period of 2.25 years and will be amortized as follows: $21,405 for 2008, $18,975 for 2009, $3,635 for 2010 and $976 for 2011.  The remaining unamortized fair market value of time charter acquired at December 31, 2007 and December 31, 2006 is $44,991 and $0, respectively.

On December 21, 2006, the Company engaged the services of WeberCompass (Hellas) S.A. to sell the Genco Glory.  The Company, as of such date, reclassed the net assets associated with the Genco Glory to “Vessel held for Sale” in the current asset section of the balance sheet and discontinued depreciating such assets.  At December 31, 2006, the net assets classified as Vessel held for Sale was $9,450.  On February 21, 2007, the Genco Glory was sold to Cloud Maritime S.A. for $13,004 net of a brokerage commission of 1% was paid to WeberCompass (Hellas) S.A.  Based on the selling price and the net book value of the vessel, the Company recorded a gain of $3,575 during the first quarter of 2007.

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

On October 14, 2005, the Company took delivery of the Genco Muse, a 48,913 dwt Handymax drybulk carrier and the results of its operations are included in the consolidated results of the Company after that date. The vessel is a 2001 Japanese-built vessel. The total purchase price of the vessel was $34,450. The purchase price included the assumption of an existing time charter with Qatar Navigation QSC at a rate of $26.5 per day. Due to the above-market rate of the existing time charter, the Company capitalized $3,492 of the purchase price as an asset which is being amortized as a reduction of voyage revenues through September 2007 (the remaining term of the charter). For 2007, 2006 and 2005, $1,244, $1,850 and $398, respectively, was amortized and $0 and $1,244, respectively, remains unamortized at December 31, 2007 and 2006.
.
See Note 1 for discussion on the initial acquisition of our initial 16 drybulk carriers.

The purchase and sale of the aforementioned vessels is consistent with the Company's strategy of selectively expanding the number and maintaining the high-quality vessels in the fleet.

5 – SHORT-TERM INVESTMENTS

The Company holds an investment of 15,439,800 shares of Jinhui capital stock and is recorded at the fair value of $167,524 based on the closing price of 59.00 NOK at December 28, 2007, the last trading date on the Oslo exchange in 2007.  The unrealized gain due to the appreciation of stock and currency translation gain at December 31, 2007 is $38,540 and $11,705, respectively.   The unrealized currency translation gain prior to the implementation of hedge accounting of $1,545 is recorded as a component of OCI since this investment is designated as an AFS security.  However, effective on August 16, 2007, the Company elected to utilize hedge accounting for forward contracts hedging the currency risk associated with the Norwegian Kroner cost basis in the Jinhui stock.  Fair value hedge accounting resulted in recognizing both an unrealized currency translation gain of $10,160 on the stock basis and an offsetting loss on the forward contracts.  The unrealized appreciation in the stock and the currency translation gain above the cost basis are recorded as a component of OCI.  Realized gains and losses on the sale of these securities will be reflected in the consolidated statement of operations in other expense once sold.  Time value of the forward contracts are excluded from effectiveness testing and recognized currently in income.  At December 31, 2007, an immaterial amount was recognized in income or (expense) from derivative instruments associated with excluded time value and ineffectiveness.

At December 31, 2007, the Company had one short-term forward currency contract to hedge the Company’s exposure to the Norwegian Kroner related to the cost basis of Jinhui stock as described above.  The forward currency contract for a notional amount of 685.1 million NOK (Norwegian Kroner) or $124,557, matured on January 17, 2008. As forward contracts expire, the Company continues to enter into new forward currency contracts for the cost basis of the Short-term investment, excluding commissions, however the hedge is limited to the lower of the cost basis or the market value at time of designation.  As February 19, 2008 the Company has a forward currency contract for the notional amount of 739.2 million NOK for $135.6 million.  For the year ended December 31, 2007, the net losses (realized and unrealized) of $1,185 related to the forward currency contracts and to the hedged translations gain on the cost basis of the Jinhui stock are reflected as (loss) income from derivative instruments and are included as a component of other expense.  The short-term liability associated with the forward currency contract at December 31, 2007 is $1,448, and is presented as the fair value of derivatives on the balance sheet.  The loss associated with this liability is included in the net loss from derivative instruments.

6 - EARNINGS PER COMMON SHARE

The computation of basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings (loss) per share assumes the vesting of granted nonvested stock awards (see Note 18), for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. For the years ended December 31, 2007, 2006 and 2005, the nonvested stock grants are dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Years Ended December 31,
	2007	2006	2005

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	26,165,600	25,278,726	18,751,726

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	26,165,600	25,278,726	18,751,726

Weighted average nonvested stock awards	131,921	72,571	3,469

Weighted average common shares outstanding, diluted	26,297,521	25,351,297	18,755,195

7 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

In June 2006, the Company made an employee performing internal audit services available to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board, Chief Executive Officer and President.   For the years ended December 31, 2007 and 2006, the Company invoiced $167 and $52, respectively, to GMC for the time associated with such internal audit services.  In 2005, no such arrangement was in place.  In April 2005, the Company began renting office space in a building leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman of the Board.  There was no lease agreement between the Company and GenMar Realty LLC. The Company paid an occupancy fee on a month-to-month basis in the amount of $55.  For the year ended December 31, 2005, the Company incurred $440 and this lease was terminated at December 31, 2005.  At December 31, 2007 the amount due GMC from the Company is $5 and the amount due the Company from GMC at December 31, 2006 is $25.

During the years ended December 31, 2007, 2006 and 2005, the Company incurred travel-related and miscellaneous expenditures totaling $248, $257 and $113, respectively.  These travel-related expenditures are reimbursable to GMC or its service provider.  For the years ended December 31, 2007, 2006 and 2005, approximately $0, $49 and $113, respectively of these travel expenditures were paid from the gross proceeds received from the initial public offering and as such were included in the determination of net proceeds.  Prior to its initial public offering, and for the year ended December 31, 2005, the Company purchased $25 of computers and incurred $17 of expense for consultative services provided by GMC.

During the years ended December 31, 2007, 2006 and 2005, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $219, $82, and $176, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board. At December 31, 2007 and 2006, $86 and $54, respectively was outstanding to Constantine Georgiopoulos.

In December 2006, the Company engaged the services of WeberCompass (Hellas) S.A. (“WC”), a shipbroker, to facilitate the sale of the Genco Glory.  One of our directors, Basil G. Mavroleon, is a Managing Director of WC and a Managing Director and shareholder of Charles R. Weber Company, Inc., which is 50% shareholder of WC.  WC received a commission of $132, or 1% of the gross selling price of the Genco Glory.

During 2007, the Company utilized the services of North Star Maritime, Inc. (“NSM”) which is owned and operated by one of our directors, Rear Admiral Robert C. North, USCG (ret.).  NSM, a marine industry consulting firm, specializes in international and domestic maritime safety, security and environmental protection issues.  NSM billed $12 for services rendered.  There are no amounts due to NSM at December 31, 2007 and 2006.

8 - LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2007	2006

Outstanding total debt	$936,000	$211,933
Less: Current portion	43,000	4,322

Long-term debt	$893,000	$207,611

The above table reflects $43,000 as current debt as of December 31, 2007, of which $43,000 was repaid in February 2008 using proceeds from the sale of  the Genco Trader described in Note 21 - Subsequent Events.  Upon the sale of a mortgaged vessel, the 2007 Credit Facility requires the Company to repay a pro-rata portion of the long-term debt upon the sale of a mortgaged vessel.  The repayment amount is calculated by dividing the value of the mortgaged vessels being sold by the value of the entire mortgaged fleet at time of sale and multiplying such percentage by the total expected debt outstanding at time of sale.  However the Company elected to utilize the majority of the proceeds from the sale of the Genco Trader to repay debt.

2007 Credit Facility

On July 20, 2007, the Company entered into a new credit facility with DnB Nor Bank ASA (the “2007 Credit Facility”) for the purpose of acquiring the nine new Capesize vessels and refinancing the Company’s existing 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent. The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the 2005 Credit Facility and the Short-Term Line, and these two facilities have accordingly been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility is $1,377,000.  Subsequent to the equity offering completed in October 2007, the Company is no longer required pay up to $6,250 or such lesser amount as is available from Net Cash Flow (as defined in the credit agreement for the 2007 Credit Facility) each fiscal quarter to reduce borrowings under the 2007 Credit Facility.  As of December 31, 2007, $441,000 remains available to fund future vessel acquisitions.  The Company may borrow up to $50,000 of the $441,000 for working capital purposes.  On February 26, 2008, after repayment of $43,000 of borrowings due to the sale of the Trader and additional borrowings of $151,500 for the acquisition of the Genco Champion and Genco Constantine during the first quarter of 2008, $332,500 remains available to fund future vessel acquisitions.

Under the 2007 Credit Facility, subject to the conditions set forth in the credit agreement, the Company may borrow an amount up to $1,377,000.  Amounts borrowed and repaid under the 2007 Credit Facility may be reborrowed.  The 2007 Credit Facility has a maturity date of July 20, 2017, or ten years from the signing date of the 2007 Credit Facility.

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

•	up to $50,000 of working capital; and

•	the issuance of up to $50,000 of standby letters of credit. At December 31, 2007, there were no letters of credit issued under the 2007 Credit Facility.

  All amounts owing under the 2007 Credit Facility are secured by the following:

•	cross-collateralized first priority mortgages of each of the Company’s existing vessels and any new vessels financed with the new credit facility;

•	an assignment of any and all earnings of the mortgaged vessels;

•	an assignment of all insurances of the mortgaged vessels;

•	a first priority perfected security interest in all of the shares of Jinhui owned by the Company;

•
an assignment of the shipbuilding contracts and an assignment of the shipbuilder’s refund guarantees meeting the Administrative Agent’s criteria for any additional newbuildings financed under the new credit facility; and

•	a first priority pledge of the Company’s ownership interests in each subsidiary guarantor.

The Company has completed a pledge of its ownership interests in the subsidiary guarantors that own the nine Capesize vessels acquired or to be acquired.  The other collateral described above was pledged, as required, within thirty days of the effective date of the 2007 Credit Facility.

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

The 2007 Credit Facility will be subject to ten consecutive semi-annual reductions of 7.0% of the total amount of credit granted under the new facility, with the first reduction occurring on the fifth anniversary of the signing date and a balloon payment reduction of 30% on the maturity date.  The Company may prepay the 2007 Credit Facility, without penalty, with two days notice for LIBOR rate advances, in minimum amounts of $10,000 together with accrued interest on the amount prepaid.

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

•
After July 20, 2007, consolidated net worth must be no less than $263,300 plus 80% of the value of the any new equity issuances of the Company from June 30, 2007.  Based on the equity offering completed in October 2007, requires the consolidated net worth to be no less than $434,397.

•
The aggregate fair market value of the mortgaged vessels must at all times be at least 130% of the aggregate outstanding principal amount under the new credit facility plus all letters of credit outstanding; the Company has a 30 day remedy period to post additional collateral or reduce the amount of the revolving loans and/or letters of credit outstanding.

Other covenants in the 2007 Credit Facility are substantially similar to the covenants in the Company’s previous credit facilities. As of December 31, 2007, the Company has been in compliance with these covenants since the inception of the facility.

The Company can continue to pay cash dividends in accordance with its dividend policy and certain terms of the credit agreement so long as no event of default has occurred and is continuing and that no event of default will occur as a result of the payment of such dividend.  The 2007 Credit Facility also establishes a basket to accrue for dividends permitted but not actually distributed under the permitted dividend calculation since July 29, 2005.  In addition to Genco’s regular quarterly dividend, Genco can pay up to $150,000 in dividends from this basket. In addition, the 2007 Credit Facility was amended as of February 13, 2008 to permit the Company to implement its share repurchase program, which was recently approved by its board of directors.  Under this amendment, the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.  For further details of our share repurchase program, see Note 21 – Subsequent Events to our financial statements.

Due to refinancing of the Company’s previous facilities, the Company incurred a non-cash write-off of the unamortized deferred financing cost in the amount of $3,568 associated with the Company’s previous facilities and this charge was reflected in interest expense.

The following table sets forth the repayment of the outstanding debt of $936,000 at December 31, 2007 under the 2007 Credit Facility.  Upon the sale of a mortgaged vessel, the 2007 Credit Facility requires the Company to repay a pro-rata portion of the long-term debt upon the sale of a mortgaged vessel.  The repayment amount is calculated by dividing the value of the mortgaged vessels being sold by the value of the entire mortgaged fleet at time of sale and multiplying such percentage by the total expected debt outstanding at time of sale.  However the Company elected to utilize the majority of the proceeds or $43,000 from the sale of the Genco Trader to repay debt, and as such is reflected as the amount due in the 2008.

Period Ending December 31,	Total

2008	$43,000
2009	-
2010	-
2011	-
2012	-
Thereafter	863,000

Total long-term debt	$936,000

Interest rates

For the year ended December 31, 2007, the effective interest rate associated with the interest expense for the 2005 Credit Facility, the Short-term Line and the 2007 Credit Facility, and including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, including the cost associated with unused commitment fees with these facilities was 6.25%.  For the year ended December 31, 2006, the effective interest rate associated with the interest expense for the 2005 Credit Facility, and including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, including the cost associated with unused commitment fees with these facilities was 6.75%.  For the year ended December 31, 2005, the effective interest rate associated with the interest expense for the 2005 Credit Facility and the Original Credit Facility, and including the rate differential between the pay fixed receive variable rate on the swap that was in effect, combined, including the cost associated with unused commitment fees with these facilities was 4.83%.

The interest rate on the debt, excluding the unused commitment fees, ranged from 5.54% to 6.66%, from 6.14% to 6.45%, and from 3.69% to 5.26% for the years ended December 31, 2007, 2006 and 2005, respectively.

Short-Term Line-Refinanced by the 2007 Credit Facility

On May 3, 2007, the Company entered into a short-term line of credit facility under which DnB NOR Bank ASA, Grand Cayman Branch and Nordea Bank Norge ASA, Grand Cayman Branch are serving as lenders (the “Short-Term Line”).   The Short-Term Line was used to fund a portion of acquisitions we made of in the shares of capital stock of Jinhui.  Under the terms of the Short-Term Line, we were allowed to borrow up to $155,000 for such acquisitions, and we had borrowed a total of $77,000 under the Short-Term Line prior to its refinancing.  The term of the Short-Term Line was for 364 days, and the interest on amounts drawn was payable at the rate of LIBOR plus a margin of 0.85% per annum for the first six month period and LIBOR plus a margin of 1.00% for the remaining term.  We were obligated to pay certain commitment and administrative fees in connection with the Short-Term Line.  The Company, as required, pledged all of the Jinhui shares it has purchased as collateral against the Short-Term Line.  The Short-Term Line incorporated by reference certain covenants from our 2005 Credit Facility.

The Short-Term Line was refinanced in July 2007 with the 2007 Credit Facility.

2005 Credit Facility-Refinanced by the 2007 Credit Facility

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

The 2005 Credit Facility has been refinanced with the 2007 Credit Facility.

Original Credit Facility-Refinanced by the 2005 Credit Facility

The Original Credit Facility, entered into on December 3, 2004, has been refinanced by the 2005 Credit Facility. The Original Credit Facility had a five year maturity at a rate of LIBOR plus 1.375% per year until $100 million had been repaid and thereafter at LIBOR plus 1.250%. In the event of late principal payments, additional interest charges would have been incurred. This facility was retired with proceeds from the initial public offering and proceeds from our 2005 Credit Facility.

The Company's entry into the 2005 Credit Facility in July 2005 resulted in a write-off to interest expense of $4,103 of unamortized deferred financing costs associated with the Original Credit Facility, in the third quarter of 2005.

Letter of credit

In conjunction with the Company entering into a new long-term office space lease (See Note 16 - Lease Payments), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit. As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank.  The letter of credit amount as of December 31, 2007 and 2006 was in the amount of $520 and $650, respectively, at a fee of 1% per annum. The letter of credit is reduced to $416 on August 1, 2008 and is cancelable on each renewal date provided the landlord is given 150 days minimum notice.

Interest rate swap agreements

The Company has entered into eight interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $631,233 and the swaps have specified rates and durations.  The following table summarizes the interest rate swaps in place as of December 31, 2007 and 2006:

Interest Rate Swap Detail				December 31, 2007	December 31, 2006
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
9/7/07	4.56%	10/1/07	12/31/09	75,000
7/31/07	5.115%	11/30/07	11/30/11	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000

				$631,233	$206,233

The differential to be paid or received for these swap agreements are recognized as an adjustment to interest expense as incurred.  The Company is currently utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of Other Comprehensive Income (“OCI”).  The ineffective portion is recognized as income or (loss) from derivative instruments, which is a component of other (expense) income.  For any period of time that the Company did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation was recognized as income or (loss) from derivative instruments and was listed as a component of other (expense) income.

The interest income (expense) pertaining to the interest rate swaps for the years ended December 31, 2007, 2006 and 2005 was $1,039, $637 and ($143), respectively.

The swap agreements, with effective dates prior to December 31, 2007 synthetically convert variable rate debt the fixed interest rate of swap plus the Applicable Margin (which is 0.85% per annum for the first five years of the new credit facility and 0.90% thereafter).  If the Company’s ratio of Total Debt to Total Capitalization (each as defined in the credit agreement for the 2007 Credit Facility) is greater than or equal to 70%, the Applicable Margin increases to 0.90% for the first five years and 0.95% thereafter.

The liability associated with the swaps at December 31, 2007 is $21,039 and $807 at December 31, 2006, and are presented as the fair value of derivatives on the balance sheet.  The asset associated with the swaps at December 31, 2006 was $4,462 and there were no swaps in an asset position at December 31, 2007, and are presented as the fair value of derivatives on the balance sheet.  As of December 31, 2007 and December 31, 2006, the Company has accumulated OCI of ($21,068) and $3,546, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in income or (loss) from derivative instruments of ($98) for the year ended December 31, 2007.  The change in value of the swaps prior to being designated resulted in income or (loss) from derivative instruments of $108 for the year ended December 31, 2006.   At December 31, 2007, ($3,123) of OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

During January 2008, the Company entered into a $50,000 dollar interest rate swap at a fixed interest rate of 2.89%, plus the Applicable Margin and is effective February 1, 2008 and ends on February 1, 2011.  The company has elected to utilize hedge accounting for this interest rate swap.

9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income included in the accompanying consolidated balance sheets consist of net unrealized gain (loss) from short-term investments, net gain (loss) on derivative instruments designated and qualifying as cash-flow hedging instruments, and cumulative translation adjustments on the short-term investment in Jinhui stock as December 31, 2007 and 2006.

	Accumulated OCI	Unrealized Gain (loss) on Cash Flow Hedges	Unrealized Gain on Short-term Investments	Currency Translation Gain (loss) on Short-term Investments
OCI – January 1, 2006	$2,325	$2,325	$-	$-
Unrealized gain on cash flow hedges	1,858	1,858
Interest income reclassed to (loss) income from derivative instruments	(637)	(637)
OCI – December 31, 2006	3,546	3,546	-	-
Unrealized gain on short-term investments	38,540		38,540	-
Translation gain on short-term investments	11,705			11,705
Translation gain reclassed to (loss) income from derivative instruments	(10,160)			(10,160)
Unrealized loss on cash flow hedges	(23,575)	(23,575)
Interest income reclassed to (loss) income from derivative instruments	(1,039)	(1,039)
OCI – December 31, 2007	$19,017	$(21,068)	$38,540	$1,545

10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$71,496	$71,496	$73,554	$73,554
Short-term investments	167,524	167,524	-	-
Floating rate debt	936,000	936,000	211,933	211,933
Derivative instruments – asset position	-	-	4,462	4,462
Derivative instruments – liability position	22,487	22,487	807	807

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

The Company elected to early adopt SFAS No. 157 beginning in its 2007 fiscal year and there was no material impact to its first quarter financial statements.  SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.  This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The following table summarizes the valuation of our short-term investments and financial instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed:

	December 31, 2007
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Short-term investments	$167,524	$167,524
Derivative instruments – liability position	22,487		22,487

The Company holds an investment in the capital stock of Jinhui, which is classified as a short-term investment.  The stock of Jinhui is publicly traded on the Norwegian stock exchange and is considered a Level 1 item.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR swap rate.  The LIBOR swap rate is observable at commonly quoted intervals for the full term of the swaps and therefore is considered a level 2 item.  In addition, the Company’s derivative instruments include a forward currency contract based on the Norwegian Kroner, which is observable at commonly quoted intervals for the full term of the swaps and therefore is considered a Level 2 item.  SFAS No. 157 states that the fair value measurement of a liability must reflect the nonperformance risk of the entity. Therefore, the impact of the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments in a liability position.

11 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2007	December 31, 2006
Lubricant inventory and other stores	$2,720	$1,671
Prepaid items	1,769	820
Insurance Receivable	1,331	783
Other	3,554	1,369
Total	$9,374	$4,643

12 – OTHER ASSETS, NET

Other assets consist of the following:

(i) Deferred financing costs which include fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized over the life of the related debt, which is included in interest expense. The Company has unamortized deferred financing costs of $6,130 at December 31, 2007 associated with the 2007 Credit Facility and $3,794 at December 31, 2006 for the 2005 Credit Facility. Accumulated amortization of deferred financing costs as of December 31, 2007 and December 31, 2006 was $288 and $467, respectively.  During July 2007, the Company refinanced its previous facilities (the Short-Term Line and the 2005 Credit Facility) resulting in the non-cash write-off of the unamortized deferred financing cost of $3,568 to interest expense.  In July 2005, the

Company entered into the 2005 Credit Facility, which resulted in a write-off of $4,103 of unamortized deferred financing costs associated with the Original Credit Facility.  The Company has incurred deferred financing costs of $6,418 in total for the 2007 Credit Facility.  Amortization expense for deferred financing costs, including the write-off any unamortized costs upon refinancing credit facilities for the years ended December 31, 2007, 2006 and 2005 was $4,128, $341, and $4,611, respectively.

(ii) Value of time charter acquired which represents the value assigned to the time charter acquired with the Genco Muse in October 2005.  The value assigned to the time charter was $3,492.  This intangible asset was amortized as a reduction of revenue over the minimum life of the time charter.  The amount amortized for this intangible asset was $1,244, $1,850 and $398 for the years ended December 31, 2007, 2006, and 2005, respectively. At December 31, 2007 and 2006, $0 and $1,244, remained unamortized.

13 - FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2007	December 31, 2006
Fixed assets:
Vessel equipment	$826	$533
Leasehold improvements	1,146	1,146
Furniture and fixtures	347	210
Computer equipment	342	336
Total cost	2,661	2,225
Less: accumulated depreciation and amortization	722	348
Total	$1,939	$1,877

14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2007	December 31, 2006
Accounts payable	$4,164	$1,885
Accrued general and administrative	9,108	2,936
Accrued vessel operating expenses	4,242	2,963

Total	$17,514	$7,784

15 - REVENUE FROM TIME CHARTERS

Total revenue earned on time charters for the years ended December 31, 2007, 2006 and 2005 was 185,387, $133,232, and $116,906 respectively. Included in revenues for the year ended December 31, 2007, is $400 received from loss of hire insurance associated with the Genco Trader’s unscheduled off-hire due to repairs and maintenance in the first half of 2007.  The Company expects to receive an additional $176 during 2008 in loss of hire insurance proceeds associated with this unscheduled off-hire.   Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of February 26, 2008 will be $287,021 during 2008, $213,668 during 2009, $124,759 during 2010, $32,723 during 2011, and $11,830 for 2012, assuming 20 days of off-hire due to any scheduled drydocking and no additional off-hire time is incurred.  Future minimum revenue excludes the future acquisitions of the remaining four Capesize vessels to be delivered to Genco in the future, since estimated delivery dates are not firm.

16 - LEASE PAYMENTS

In September 2005, the Company entered into a 15-year lease for office space in New York, New York.  The monthly rental is as follows:  Free rent from September 1, 2005 to July 31, 2006, $40 per month from August 1, 2006 to August 31, 2010, $43 per month from September 1, 2010 to August 31, 2015, and $46 per month from September 1, 2015 to August 31, 2020.  The Company obtained a tenant work credit of $324.  The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company has a deferred rent credit at December 31, 2007 and 2006 of $725 and $743, respectively.  The Company has the option to extend the lease for a period of five years from September 1, 2020 to August 31, 2025.  The rent for the renewal period will be based on prevailing market rate for the six months prior to the commencement date of the extension term.  Rent expense for the years ended December 31, 2007, 2006 and 2005 was $468, $472, and $598, respectively.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $486 per year for 2008 through 2009, $496 for 2010, $518, for 2011 through 2012 and a total of $4,132 for the remaining term of the lease.

17 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan which is available to full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis.  The matching contribution vests immediately.  For the years ended December 31, 2007, 2006 and 2005, the Company’s matching contributions to this plan were $127, $94 and $22, respectively.

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

On October 31, 2005, the Company made grants of nonvested common stock under the Plan in the amount of 111,412 shares to the executive officers and employees and 7,200 shares to directors of the Company.  The executive and employee grants vest ratably on each of the four anniversaries of the date of the Company’s initial public offering (July 22, 2005).  On July 22, 2007 and 2006, 26,478 and 27,853 shares, respectively, of the employees’ nonvested stock vested, and during the year ended December 31, 2007 and the year ended December 31, 2006, 3,375 and 750 shares, respectively, were forfeited.  Grants to the directors vested in full on May 18, 2006, the date of the Company’s annual shareholders’ meeting.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $1,949, was recorded as a component of shareholders’ equity.  After forfeitures, the unamortized portion of this award at December 31, 2007 and 2006 was $250 and $653, respectively.  Amortization of this charge, which is included in general and administrative expenses for the years ended December 31, 2007, 2006 and 2005 was $347, $1,025 and $260, respectively.  The remaining expense for the years ended 2008, and 2009 will be $190 and $60, respectively.

On December 21, 2005, the Company made grants of nonvested common stock under the Plan in the amount of 55,600 shares to the executive officers and employees of the Company.  Theses grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2006.  During the year ended December 31, 2007and 2006, 13,338 and 13,900 shares, respectively, of the employees’ nonvested stock vested and during the year ended December 31, 2007 1,687 shares were forfeited.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $991, was recorded as a component of shareholders’ equity.  After forfeitures, the unamortized portion of this award at December 31, 2007 and 2006 was $181 and $441, respectively.  Amortization of this charge, which is included in general and administrative expenses, for the years ended December 31, 2007, 2006 and 2005 was $230, $533 and $17, respectively. The remaining expense for the years ended 2008 and 2009 will be $129 and $52, respectively.

On December 20, 2006 and December 22, 2006, the Company made grants of nonvested common stock under the Plan in the amount of 37,000 shares to employees other than executive officers and 35,000 shares to the executive officers, respectively.  Theses grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2007.  During the year ended December 31, 2007, 17,500 shares of the employees’ nonvested stock vested and during the year ended December 31, 2007 2,000 shares were forfeited.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the respective date of the grants, or $2,018, was recorded as a component of shareholders’ equity.  After forfeitures, the unamortized portion of this award at December 31, 2007 and 2006 was $873 and $1,986, respectively.  Amortization of this charge, which is included in general and administrative expenses for the years ended December 31, 2007, 2006 and 2005, was $1,056, $32 and $0, respectively. The remaining expense for the years ended 2008, 2009 and 2010 will be $501, $265 and $107, respectively.

On February 8, 2007, the Company made grants of nonvested common stock under the Plan in the amount of 9,000 shares to employees and 7,200 shares to directors of the Company.  The employee grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2007.  During the year ended December 31, 2007, 2,250 shares of the employees’ nonvested stock vested   Grants to the directors vested in full on May 16, 2007, the date of the Company’s annual shareholders’ meeting.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grants, or $494, was recorded as a component of shareholders’ equity.  The unamortized portion of this award at December 31, 2007 was $133.  Amortization of this charge, which is included in general and administrative expenses for the years ended December 31, 2007, 2006 and 2005, was, $361, $0, and $0, respectively.  The remaining expense for the years ending 2008, 2009, and 2010 will be $32, $77, $40 and $16, respectively.

On December 21, 2007, the Company made grants of nonvested common stock under the Plan in the amount of 93,000 shares to the executive officers and the employees of the Company.  These grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2008.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grants, or $4,935, was recorded as a component of shareholders’ equity.  The unamortized portion of this award at December 31, 2007 and 2006 was $4,852 and $0, respectively.  Amortization of this charge, which is included in general and administrative expenses for the years ended December 31, 2007, 2006 and 2005, was, $83, $0, and $0, respectively.  The remaining expense for the years ending 2008, 2009, 2010 and 2011 will be $2,585, $1,305, $686 and $276, respectively.

The table below summarizes the Company’s nonvested stock awards as of December 31, 2007:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2007	196,509	$20.97
Granted	109,200	49.72
Vested	(66,766)	21.74
Forfeited	(7,062)	20.03

Outstanding at December 31, 2007	231,881	$34.32

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods.  As of December 31, 2007, unrecognized compensation cost related to nonvested stock will be recognized over a weighted average period of 2.86 years.  The weighted average grant-date fair value of nonvested stock granted during the years ended December 31, 2007, 2006 and 2005 is $49.72, $28.02 and $16.88, respectively.

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

20 – UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.
	2007 Quarter Ended				2006 Quarter Ended
	Mar 31	Jun 30	Sept 30	Dec. 31	Mar 31	Jun 30	Sept 30	Dec. 31
	(In thousands, except per share amounts)
Revenues	$37,220	$36,847	$45,630	$65,690	$32,572	$32,303	$32,642	$35,715

Operating income	22,261	18,507	25,107	65,195	17,696	17,346	16,740	18,538

Net income	19,837	13,721	16,320	56,931	16,578	17,522	12,904	16,518

Earnings per share - Basic	$0.78	$0.54	$0.64	$1.99	$0.66	$0.69	$0.51	$0.65
Earnings per share - Diluted	$0.78	$0.54	$0.64	$1.98	$0.66	$0.69	$0.51	$0.65
Dividends declared and paid per share	$0.66	$0.66	$0.66	$0.66	$0.60	$0.60	$0.60	$0.60
Weighted average common shares outstanding - Basic	25,309	25,313	25,337	28,676	25,260	25,263	25,289	25,302
Weighted average common shares outstanding - Diluted	25,421	25,456	25,482	28,826	25,304	25,337	25,372	25,391

21 - SUBSEQUENT EVENTS

On January 2, 2008, the Company took delivery of the Genco Champion, a 2006-built Handysize vessel.   The Genco Champion is the final vessel to be delivered to the Company under Genco's previously announced agreements on August 14, 2007 to acquire six drybulk vessels from affiliates of Evalend Shipping Co. S.A.  The Company borrowed $41,850 from the 2007 Credit Facility to complete this acquisition.

On January 10, 2008, the Board of Directors approved a grant of 100,000 nonvested common stock to Peter Georgiopoulos, Chairman of the Board, this grant vests ratably on each of the ten anniversaries of the determined vesting date beginning with November 15, 2008.  After this grant to the Chairman, Peter Georgiopoulos owns approximately 12.70% of the Company.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $4,191 was recorded as a component of shareholders' equity. Amortization of this charge which will be included in general and administrative expenses in 2008 through 2017.

On January 22, 2008, the Company entered into a $50,000 dollar interest rate swap at a fixed interest rate of 2.89%, plus the Applicable Margin and is effective February 1, 2008 and ends on February 1, 2011.  The company has elected to utilize hedge accounting for this interest rate swap.

During the first quarter of 2008, the Company purchased an additional 895,300 shares of Jinhui, the Company’s now owns 16.3 million shares or approximately 19.4% of Jinhui at a total cost of $125,866.

On February 13, 2008, our board of directors declared a dividend of $0.85 per share to be paid on or about

March 7, 2008 to shareholders of record as of February 29, 2008.  The aggregate amount of the dividend is expected to be $24,717, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

On February 13, 2008, our board of directors also approved a share repurchase program for up to a total of $50,000 of the Company's common stock.  The board will review the program after 12 months.  Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company's discretion and without notice. Repurchases will be subject to restrictions under the 2007 Credit Facility.  The 2007 Credit Facility was amended as of February 13, 2008 to permit the share repurchase program and provide that the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.

On February 13, 2008, the Company made grants of nonvested common stock under the Plan in the amount of 12,500 shares to directors of the Company.  The grants to directors vest in full on the earlier of the first anniversary of the grant date or the date of the next annual shareholders meeting of the Company. Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $689 will be recorded as a component of shareholders' equity.  Amortization of this charge is expected to be included in general and administrative expenses during 2008.

On February 21, 2008, the Company completed the acquisition of the Genco Constantine, a 2008 built Capesize vessel.  The Genco Constantine is the fifth of the Capesize vessels to be delivered from the acquisition from companies within the Metrostar Management Corporation group. The Company borrowed $109,650 from the 2007 Credit facility to complete this acquisition.  The remaining four Capesize vessels from the Metrostar acquisition are expected to be built, and subsequently delivered to Genco, between the fourth quarter of 2008 and the third quarter of 2009.

On February 26, 2008, the Company completed the sale of the Genco Trader, a 1990-built Panamax vessel, to SW Shipping Co., Ltd for $44,000 less a 2% brokerage commission payable to a third party. The Company expects the realized net gain to approximate $26,200 from this sale.  At December 31, 2007, the Genco Trader was classified under vessels held for sale.  Additionally, under the 2007 Credit Facility, the Company is required to repay a portion of the proceeds from the sale of mortgaged property, however the Company has repaid, $43,000 which represents substantially all the proceeds received from the sale. At December 31, 2007, the Company reflected the $43,000 as current portion of long-term debt.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2007.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls or over financial reporting that occurred during our most recent fiscal quarter (the fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Genco Shipping & Trading Limited
New York, New York

We have audited the internal control over financial reporting of Genco Shipping & Trading Limited and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
February 29, 2008

ITEM 9B.             OTHER INFORMATION

Not applicable.

PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and executive officers is set forth in our Proxy Statement for our 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007 (the “2008 Proxy Statement”) under the headings “Election of Directors” and “Management” and is incorporated by reference herein.  Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in the 2008 Proxy Statement under the heading “Corporate Governance” and is incorporated by reference herein.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.gencoshipping.com.

 ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers and information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions is set forth in the 2008 Proxy Statement under the headings “Management” and “Compensation Committee’s Report on Executive Compensation” and is incorporated by reference herein.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of our common stock by certain persons is set forth in the 2008 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference herein.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain of our transactions is set forth in the 2008 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated by reference herein.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is set forth in the 2008 Proxy Statement under the heading “Ratification of Appointment of Independent Auditors” and is incorporated by reference herein.

 PART IV

 ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited (1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005 (2)

3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006 (3)

3.4	Certificate of Designations of Series A Preferred Stock (4)

3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of April 9, 2007 (4)

4.1	Form of Share Certificate of the Company (5)

4.2	Shareholder Rights Agreement, dated as of April 11, 2007, between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent (4)

10.1	Registration Rights Agreement (5)

10.2	2005 Equity Incentive Plan, as amended and restated effective December 31, 2005 (6)

10.3	Time Charter Party Between Lauritzen Bulkers A/S and Genco Explorer Limited (1)

10.4	Time Charter Party Between Lauritzen Bulkers A/S and Genco Pioneer Limited (1)

10.5	Time Charter Party Between Lauritzen Bulkers A/S and Genco Progress Limited (1)

10.6	Time Charter Party Between Lauritzen Bulkers A/S and Genco Reliance Limited (1)

10.7	Time Charter Party Between Lauritzen Bulkers A/S and Genco Sugar Limited (1)

10.8	Restricted Stock Grant Agreement dated October 31, 2005 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (7)

10.9	Restricted Stock Grant Agreement dated October 31, 2005 between Genco Shipping & Trading Limited and John C. Wobensmith (7)

10.10	Restricted Stock Grant Agreement dated December 21, 2005 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (7)

10.17	Restricted Stock Grant Agreement dated December 21, 2005 between Genco Shipping & Trading Limited and John C. Wobensmith (7)

10.18	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (8)

10.19	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and John C. Wobensmith (8)

10.20	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (*)

10.21	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith (*)

10.22	Restricted Stock Grant Agreement dated January 10, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos (*)

10.23	Form of Director Restricted Stock Grant Agreement dated as of February 13, 2008 (*)

10.24	Master Agreement by and between Genco Shipping & Trading Limited and Metrostar Management Corporation (9)

10.25	Form of Memorandum of Agreement dated as of August 8, 2007 by and between Subsidiaries of Genco Shipping & Trading Limited and affiliates of Evalend Shipping Co. S.A. (10)

10.26
Credit Agreement, dated as of July 20, 2007, among Genco Shipping & Trading Limited, Various Lenders, DnB NOR Bank ASA, New York Branch, as Administrative Agent and Collateral Agent, and DnB NOR Bank ASA, New York Branch, as Mandated Lead Arranger and Bookrunner (11)

10.27
Pledge and Security Agreement, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as pledgors, to DnB NOR Bank, ASA, New York Branch, as Collateral Agent, for the benefit of the Secured Creditors and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank (11)

10.28
Guaranty, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as guarantors, for the benefit of the Secured Creditors (11)

10.29
Amendment and Supplement No. 1 to Senior Secured Credit Agreement, dated as of September 21, 2007, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent. (12)

10.30
Amendment and Supplement No. 2 to Senior Secured Credit Agreement, dated as of February 13, 2008, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent (*)

10.31	Letter Agreement, dated September 21, 2007, between Genco Shipping & Trading Limited and John C. Wobensmith. (12)

14.1	Code of Ethics (*)

21.1	Subsidiaries of Genco Shipping & Trading Limited (*)

23.1	Consent of Independent Registered Public Accounting Firm (*)

31.1	Certification of President pursuant to Rule 13(a) - 14(a) and 15(d) - 14(a) of the Securities Exchange Act of 1934, as amended (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a) - 14(a) and 15(d) - 14(a) of the Securities Exchange Act of 1934, as amended (*)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350 (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (*)

(*)	Filed herewith.
(1)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.
(2)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.
(3)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.

(4)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2007.
(5)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 18, 2005.
(6)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on November 4, 2005.
(7)	Incorporated by reference to Genco Shipping & Trading Limited's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2006.
(8)	Incorporated by reference to Genco Shipping & Trading Limited's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 9, 2007.
(9)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2007.
(10)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.
(11)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.
(12)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2008.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ Robert Gerald Buchanan
Name: Robert Gerald Buchanan
Title: President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on February 29, 2008.

SIGNATURE	TITLE

/s/ Robert Gerald Buchanan	PRESIDENT
Robert Gerald Buchanan	(PRINCIPAL EXECUTIVE OFFICER)

/s/ John C. Wobensmith	CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER
John C. Wobensmith	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/ Peter C. Georgiopoulos	CHAIRMAN OF THE BOARD AND DIRECTOR
Peter C. Georgiopoulos

/s/ Stephen A. Kaplan	DIRECTOR
Stephen A. Kaplan

/s/ Nathaniel C. A. Kramer	DIRECTOR
Nathaniel C. A. Kramer

/s/ Harry A. Perrin	DIRECTOR
Harry A. Perrin

/s/ Mark F. Polzin	DIRECTOR
Mark F. Polzin

/s/ Robert C. North	DIRECTOR
Rear Admiral Robert C. North, USCG (ret.)

/s/ Basil G. Mavroleon	DIRECTOR
Basil G. Mavroleon

EXHIBIT INDEX

Exhibit  Document

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited (1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005 (2)

3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006 (3)

3.4	Certificate of Designations of Series A Preferred Stock (4)

3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of April 9, 2007 (4)

4.1	Form of Share Certificate of the Company (5)

4.2	Shareholder Rights Agreement, dated as of April 11, 2007, between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent (4)

10.1	Registration Rights Agreement (5)

10.2	2005 Equity Incentive Plan, as amended and restated effective December 31, 2005 (6)

10.3	Time Charter Party Between Lauritzen Bulkers A/S and Genco Explorer Limited (1)

10.4	Time Charter Party Between Lauritzen Bulkers A/S and Genco Pioneer Limited (1)

10.5	Time Charter Party Between Lauritzen Bulkers A/S and Genco Progress Limited (1)

10.6	Time Charter Party Between Lauritzen Bulkers A/S and Genco Reliance Limited (1)

10.7	Time Charter Party Between Lauritzen Bulkers A/S and Genco Sugar Limited (1)

10.8	Restricted Stock Grant Agreement dated October 31, 2005 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (7)

10.9	Restricted Stock Grant Agreement dated October 31, 2005 between Genco Shipping & Trading Limited and John C. Wobensmith (7)

10.10	Restricted Stock Grant Agreement dated December 21, 2005 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (7)

10.17	Restricted Stock Grant Agreement dated December 21, 2005 between Genco Shipping & Trading Limited and John C. Wobensmith (7)

10.18	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (8)

10.19	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and John C. Wobensmith (8)

10.20	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (*)

10.21	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith (*)

10.22	Restricted Stock Grant Agreement dated January 10, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos (*)

10.23	Form of Director Restricted Stock Grant Agreement dated as of February 13, 2008 (*)

10.24	Master Agreement by and between Genco Shipping & Trading Limited and Metrostar Management Corporation (9)

10.25	Form of Memorandum of Agreement dated as of August 8, 2007 by and between Subsidiaries of Genco Shipping & Trading Limited and affiliates of Evalend Shipping Co. S.A. (10)

10.26
Credit Agreement, dated as of July 20, 2007, among Genco Shipping & Trading Limited, Various Lenders, DnB NOR Bank ASA, New York Branch, as Administrative Agent and Collateral Agent, and DnB NOR Bank ASA, New York Branch, as Mandated Lead Arranger and Bookrunner (11)

10.27
Pledge and Security Agreement, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as pledgors, to DnB NOR Bank, ASA, New York Branch, as Collateral Agent, for the benefit of the Secured Creditors and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank (11)

10.28
Guaranty, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as guarantors, for the benefit of the Secured Creditors (11)

10.29
Amendment and Supplement No. 1 to Senior Secured Credit Agreement, dated as of September 21, 2007, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent. (12)

10.30
Amendment and Supplement No. 2 to Senior Secured Credit Agreement, dated as of February 13, 2008, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent (*)

10.31	Letter Agreement, dated September 21, 2007, between Genco Shipping & Trading Limited and John C. Wobensmith. (12)

14.1	Code of Ethics (*)

21.1	Subsidiaries of Genco Shipping & Trading Limited (*)

23.1	Consent of Independent Registered Public Accounting Firm (*)

31.1	Certification of President pursuant to Rule 13(a) - 14(a) and 15(d) - 14(a) of the Securities Exchange Act of 1934, as amended (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a) - 14(a) and 15(d) - 14(a) of the Securities Exchange Act of 1934, as amended (*)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350 (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (*)

(*)	Filed herewith.
(1)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.
(2)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.
(3)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.
(4)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2007.
(5)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 18, 2005.
(6)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on November 4, 2005.
(7)	Incorporated by reference to Genco Shipping & Trading Limited's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2006.
(8)	Incorporated by reference to Genco Shipping & Trading Limited's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 9, 2007.
(9)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2007.
(10)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.
(11)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.
(12)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2007.