Form 10-Q
period 2008-03-31
GENCO SHIPPING & TRADING LTD
filed 2008-05-12
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☒        Accelerated filer  ❒      Non-accelerated filer  ❒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes               No       X

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2008:
Common stock, $0.01 per share 29,078,309 shares.

Genco Shipping & Trading Limited
Form 10-Q for the three months ended March 31, 2008 and 2007

                                                                   Page

PART I         FINANCIAL INFORMATION

Item 1.	Financial Statements

a)	Consolidated Balance Sheets - March 31, 2008 and December 31, 2007 3

b)	Consolidated Statements of Operations - For the three months ended March 31, 2008 and 2007 4

c)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income - For the three months ended March 31, 2008 and 2007 5

d)	Consolidated Statements of Cash Flows - For the three months ended March 31, 2008 and 2007 6

e)	Notes to Consolidated Financial Statements - For the three months ended March 31, 2008 and 2007 7

Item 2.	Management’s Discussion and Analysis of Financial Position and Results of Operations 31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49

Item 4.	Controls and Procedures	51

PART II         OTHER INFORMATION

Item 1.	Legal Proceedings	52

Item 2.	Purchases of Equity Securities by the Issuer	52

Item 5.	Other Information	52

Item 6.	Exhibits	53

Genco Shipping & Trading Limited
Consolidated Balance Sheets as of March 31, 2008
and December 31, 2007
 (U.S. Dollars in thousands, except for share data)

	March 31, 2008	December 31,2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$48,295	$71,496
Short-term investments	159,023	167,524
Vessel held for sale	-	16,857
Due from charterers, net	2,696	2,343
Prepaid expenses and other current assets	11,560	9,374
Fair value of derivative instrument	229	-
Total current assets	221,803	267,594

Noncurrent assets:
Vessels, net of accumulated depreciation of $86,816 and $71,341, respectively	1,392,583	1,224,040
Deposits on vessels	119,358	149,017
Deferred drydock, net of accumulated depreciation of $1,226 and $941, respectively	4,773	4,552
Other assets, net of accumulated amortization of $478 and $288, respectively	6,382	6,130
Fixed assets, net of accumulated depreciation and amortization of $824 and $722, respectively	1,874	1,939
Total noncurrent assets	1,524,970	1,385,678

Total assets	$1,746,773	$1,653,272

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,376	$17,514
Current portion of long term debt	-	43,000
Deferred revenue	8,412	8,402
Fair value of derivative instruments	-	1,448
Total current liabilities	24,788	70,364

Noncurrent liabilities:
Deferred revenue	1,510	968
Deferred rent credit	720	725
Fair market value of time charters acquired	37,973	44,991
Fair value of derivative instruments	44,936	21,039
Long term debt	1,014,500	893,000
Total noncurrent liabilities	1,099,639	960,723

Total liabilities	1,124,427	1,031,087

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and
outstanding 29,078,309 and 28,965,809 shares at March 31, 2008 and December 31, 2007, respectively	291	290
Paid in capital	524,589	523,002
Accumulated other comprehensive (deficit) income	(31,680)	19,017
Retained earnings	129,146	79,876
Total shareholders’ equity	622,346	622,185

Total liabilities and shareholders’ equity	$1,746,773	$1,653,272

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Operations and Comprehensive Income for the Three Ended March 31, 2008 and 2007
(U.S. Dollars in Thousands, Except for Earnings per Share and Share Data)
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007

Revenues	$91,669	$37,220

Operating expenses:
Voyage expenses	744	1,413
Vessel operating expenses	10,919	6,389
General and administrative expenses	4,411	3,195
Management fees	672	351
Depreciation and amortization	15,864	7,186
Gain on sale of vessel	(26,227)	(3,575)

Total operating expenses	6,383	14,959

Operating income	85,286	22,261

Other (expense) income:
(Loss) income from derivative instruments	(64)	-
Interest income	552	1,066
Interest expense	(11,787)	(3,490)

Other (expense) income	(11,299)	(2,424)

Net income	$73,987	$19,837

Earnings per share-basic	$2.57	$0.78
Earnings per share-diluted	$2.56	$0.78
Weighted average common shares outstanding-basic	28,733,928	25,308,953
Weighted average common shares outstanding-diluted	28,914,350	25,421,480

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statement of Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2008
(U.S. Dollars in Thousands Except for Per Share and Share Data)

	Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance – January 1, 2008	$290	$523,002	$79,876	$19,017		$622,185

Net income			73,987		$73,987	73,987

Unrealized loss on short-term investments				(26,102)	(26,102)	(26,102)

Unrealized loss on currency translation on short-term investments, net				(654)	(654)	(654)

Unrealized derivative loss on cash flow hedges				(23,941)	(23,941)	(23,941)

Comprehensive income					$23,290

Cash dividends paid ($0.85 per share)			(24,717)			(24,717)

Issuance of 112,500 shares of nonvested stock	1	(1)				-

Nonvested stock amortization		1,588				1,588

Balance – March 31, 2008	$291	$524,589	$129,146	$(31,680)		$622,346

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2008 and 2007
(U.S. Dollars in Thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$73,987	$19,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,864	7,186
Amortization of deferred financing costs	191	96
Amortization of fair market value of time charter acquired	(6,849)	456
Realized losses on forward currency contracts	11,473	-
Unrealized gain on derivative instruments	(45)	-
Unrealized gain on hedged short-term investment	(9,668)	-
Unrealized gain on forward currency contract	(1,678)	-
Amortization of nonvested stock compensation expense	1,588	586
Gain on sale of vessels	(26,227)	(3,575)
Change in assets and liabilities:
Increase in due from charterers	(353)	(513)
Increase in prepaid expenses and other current assets	(1,808)	(1,512)
(Decrease) increase in accounts payable and accrued expenses	(804)	715
Increase in deferred revenue	551	919
Decrease in deferred rent credit	(5)	(5)
Deferred drydock costs incurred	(506)	(861)
Net cash provided by operating activities	55,711	23,329

Cash flows from investing activities:
Purchase of vessels	(153,276)	(43)
Deposits on vessels	(463)	-
Purchase of short-term investments	(10,250)	-
Payments on forward currency contracts, net	(11,428)	-
Proceeds from sale of vessels	43,080	13,004
Purchase of other fixed assets	(14)	(144)
Net cash (used in) provided by investing activities	(132,351)	12,817

Cash flows from financing activities:
Proceeds from the 2007 Credit Facility	151,500	-
Repayments on the 2007 Credit Facility	(73,000)	-
Repayments on the 2005 Credit Facility, Short-term Line and Original Credit Facility	-	(5,700)
Cash dividends paid	(24,717)	(16,842)
Payment of deferred financing costs	(344)	-
Net cash provided by (used in) financing activities	53,439	(22,542)

Net (decrease) increase in cash	(23,201)	13,604
Cash and cash equivalents at beginning of period	71,496	73,554
Cash and cash equivalents at end of period	$48,295	$87,158

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
 (U.S. Dollars in Thousands Except Per Share and Share Data)

Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2008 and 2007 (unaudited)

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

 On October 14, 2005, the Company acquired the Genco Muse, a 2001 Handymax vessel, and time charter contract for a total of $34,450, which was funded entirely by the Company’s credit facility entered into on July 29, 2005 (the “2005 Credit Facility”).  On July 10, 2006, the Company acquired the Genco Acheron, the Genco Commander, and the Genco Surprise for a total purchase price of $81,250, all of which were delivered in the fourth quarter of 2006.  During February 2007, the Company completed the sale of the Genco Glory to Cloud Maritime S.A. for $13,004, net of commission.  On July 18, 2007, the Company entered into an agreement to acquire nine Capesize vessels from companies within the Metrostar Management Corporation group for a net purchase price of $1,111,000, consisting of the value of the vessels and the liability for the below market time charter contracts acquired.  On August 10 and August 13, 2007, the Company also agreed to acquire six drybulk vessels (three Supramax and three Handysize) from affiliates of Evalend Shipping Co. S.A. for a net purchase price of $336,000, consisting of the value of the vessels and the liability for the below market time charter contract acquired.

On August 15, 2007, the Company decided to sell the two oldest vessels in its fleet, the Genco Commander and the Genco Trader.  On September 3, 2007, the Company reached an agreement to sell the Genco Commander, a 1994-built Handymax vessel, to Dan Sung Shipping Co. Ltd. for $44,450 less a 2% brokerage commission payable to a third party.  On December 3, 2007, the Company realized a net gain of $23,472 and received net proceeds of $43,532.  Lastly, on October 2, 2007, the Company reached an agreement to sell the Genco Trader, a 1990-built Panamax vessel, to SW Shipping Co., Ltd for $44,000 less a 2% brokerage commission payable to a third party. On February 26, 2008, the Company realized a net gain of $26,227 from the sale of the vessel and received net proceeds of $43,080.  The Genco Trader was classified as held for sale at December 31, 2007.

On May 9, 2008, as discussed in Note 20 – Subsequent Events, the Company agreed to acquire three 2007 built vessels, consisting of two Panamax vessels and one Supramax vessel, from Bocimar International N.V. and Delphis N.V. for an aggregate purchase price of approximately $257,000. The Company expects to fund, on or about May 13, 2008, the required deposit of fifteen percent of the purchase price by utilizing its 2007 Credit Facility. The acquisition is subject to completion of customary additional documentation, including a novation of the existing charter for the Supramax vessel, and closing conditions.  Upon completion of this acquisition and the acquisition of the remaining four Capesize vessels from companies within the Metrostar Management Corporation group, Genco's fleet will consist of 35 vessels, comprised of nine Capesize, eight Panamax, four Supramax, six Handymax, and eight Handysize drybulk carriers, with a total carrying capacity of approximately 2,910,000 dwt and an average age of 6.6 years.

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of March 31, 2008:

Wholly Owned Subsidiaries	Vessels Acquired	dwt	Date Delivered	Year Built	Date Sold

Genco Reliance Limited............................	Genco Reliance	29,952	12/6/04	1999	—
Genco Glory Limited.................................	Genco Glory	41,061	12/8/04	1984	2/21/07
Genco Vigour Limited..............................	Genco Vigour	73,941	12/15/04	1999	—
Genco Explorer Limited............................	Genco Explorer	29,952	12/17/04	1999	—
Genco Carrier Limited..............................	Genco Carrier	47,180	12/28/04	1998	—

Genco Sugar Limited...............................	Genco Sugar	29,952	12/30/04	1998	—
Genco Pioneer Limited............................	Genco Pioneer	29,952	1/4/05	1999	—
Genco Progress Limited..........................	Genco Progress	29,952	1/12/05	1999	—
Genco Wisdom Limited..........................	Genco Wisdom	47,180	1/13/05	1997	—
Genco Success Limited.........................	Genco Success	47,186	1/31/05	1997	—
Genco Beauty Limited............................	Genco Beauty	73,941	2/7/05	1999	—
Genco Knight Limited............................	Genco Knight	73,941	2/16/05	1999	—
Genco Leader Limited............................	Genco Leader	73,941	2/16/05	1999	—
Genco Marine Limited...........................	Genco Marine	45,222	3/29/05	1996	—
Genco Prosperity Limited.....................	Genco Prosperity	47,180	4/4/05	1997	—
Genco Trader Limited...........................	Genco Trader	69,338	6/7/05	1990	2/26/08
Genco Muse Limited …………………	Genco Muse	48,913	10/14/05	2001	—
Genco Commander Limited …………	Genco Commander	45,518	11/2/06	1994	12/3/07
Genco Acheron Limited ……………..	Genco Acheron	72,495	11/7/06	1999	—
Genco Surprise Limited ……………..	Genco Surprise	72,495	11/17/06	1998	—
Genco Augustus Limited …………….	Genco Augustus	180,151	8/17/07	2007	—
Genco Tiberius Limited ……………..	Genco Tiberius	175,874	8/28/07	2007	—
Genco London Limited ………………	Genco London	177,833	9/28/07	2007	—
Genco Titus Limited …………….......	Genco Titus	177,729	11/15/07	2007	—
Genco Challenger Limited ………….	Genco Challenger	28,428	12/14/07	2003	—
Genco Charger Limited ……………..	Genco Charger	28,398	12/14/07	2005	—
Genco Warrior Limited …………….	Genco Warrior	55,435	12/17/07	2005	—
Genco Predator Limited …………….	Genco Predator	55,407	12/20/07	2005	—
Genco Hunter Limited ………………	Genco Hunter	58,729	12/20/07	2007	—
Genco Champion Limited …………..	Genco Champion	28,445	1/2/08	2006	—
Genco Constantine Limited …………	Genco Constantine	180,183	2/21/08	2008	—
Genco Hadrian Limited ……………..	Genco Hadrian	170,500	Q4 2008 (1)	2008 (2)	—
Genco Commodus Limited …………	Genco Commodus	170,500	Q2 2009 (1)	2009 (2)	—
Genco Maximus Limited ……………	Genco Maximus	170,500	Q2 2009 (1)	2009 (2)	—
Genco Claudius Limited …………….	Genco Claudius	170,500	Q3 2009 (1)	2009 (2)	—

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

              In January 2007, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC") to register possible future offerings, including possible resales by Fleet Acquisition LLC. That registration statement, as amended, was declared effective by the SEC on February 7, 2007.  Fleet Acquisition

LLC utilized that registration statement to conduct an underwritten offering of 4,830,000 shares it owned, including an over-allotment option granted to underwriters for 630,000 shares which the underwriters exercised in full.  Following completion of that offering, Fleet Acquisition LLC owned 15.80% of our common stock.   During October 2007, the Company closed on an equity offering of 3,358,209 shares of Genco common stock (with the exercise of the underwriters' over-allotment option) at an offering price of $67 per share.  The Company received net proceeds of $213,871 after deducting underwriters' fees and expenses.  On October 5, 2007, the Company utilized $214,000 including these proceeds to repay outstanding borrowings under the 2007 Credit Facility.  Additionally, in the same offering, Fleet Acquisition LLC sold 1,076,291 shares (with the exercise of the underwriters' over-allotment option) at the same offering price of $67 per share.  The Company did not receive any proceeds from the common stock sold by Fleet Acquisition LLC.

On January 10, 2008, the Board of Directors approved a grant of 100,000 nonvested common stock to Peter Georgiopoulos, Chairman of the Board. This grant vests ratably on each of the ten anniversaries of the determined vesting date beginning with November 15, 2008.  On March 10, 2008, Fleet Acquisition LLC distributed 2,512,532 shares of the Company's common stock to OCM Fleet Acquisition LLC, as a member thereof, pursuant to an agreement among Fleet Acquisition LLC's members. In connection with this distribution, Mr. Georgiopoulos became the sole member of the Management Committee of Fleet Acquisition LLC, which currently retains 443,606 shares of the Company's common stock of which Mr. Georgiopoulos may be deemed to be the beneficial owner.  As a result of the foregoing transactions, Mr. Georgiopoulos may be deemed to beneficially own 14.22% of our common stock (including shares held through Fleet Acquisition LLC), and OCM Fleet Acquisition LLC may be deemed to beneficially own 8.64% of our common stock.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the December 31, 2007 consolidated financial statements of Genco Shipping & Trading Ltd. contained in its Annual Report on Form 10-K for the year ended December 31, 2007.

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

Due from charterers, net

Due from charterers, net includes accounts receivable from charters net of the provision for doubtful accounts. At each balance sheet date, the Company provides for the provision based on a review of all outstanding charter receivables. Included in the standard time charter contracts with our customers are certain performance parameters, which if not met can result in customer claims.  As of March 31, 2008 and December 31, 2007, we had no reserve against due from charterers balance and a reserve of $580 and $734, respectively in deferred revenue, each of which is associated with estimated customer claims against the Company including time charter performance issues.

Revenue is based on contracted charterparties and, although the Company's business is with customers whom the Company believes to be of the highest standard, there is always the possibility of dispute over terms and payment of hires and freights. In particular, disagreements may arise as to the responsibility for lost time and revenue due to the Company as a result. Accordingly, the Company periodically assesses the recoverability of amounts outstanding and estimates a provision if there is a possibility of non-recoverability. Although the Company believes its provisions to be reasonable at the time they are made, it is possible that an amount under dispute is not ultimately recovered and the estimated provision for doubtful accounts is inadequate.

Vessel operating expenses

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, and other miscellaneous expenses. Vessel operating expenses are recognized when incurred.

Vessels, net

Vessels, net are stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage.  The Company also considers interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel.  Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard.  Depreciation expense for vessels for the three months ended March 31, 2008 and 2007 was $15,476, and $6,912, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight ton (lwt). At March 31, 2008 and 2007, the Company estimated the residual value of vessels to be $175/lwt

Fixed assets, net

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
Computer equipment                                                           3 years

Depreciation expense for fixed assets for the three months ended March 31, 2008 and 2007 was $57, and $55, respectively.

Deferred drydocking costs

The Company’s vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. The Company capitalizes the costs associated with the drydockings as they occur and depreciates these costs on a straight-line basis over the period between drydockings. Costs capitalized as part of a vessel’s drydocking include actual costs incurred at the drydocking yard; cost of parts that are reasonably made in anticipation of reducing the duration or cost of the drydocking; cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking.  Depreciation expense for drydocking for the three months ended March 31, 2008 and 2007 was $285, and $183, respectively.

Inventory

               Inventory consists of lubricants and bunkers (fuel) which are stated at the lower of cost or market. Cost is determined by the first-in, first-out method

Impairment of long-lived assets

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

For three months ended March 31, 2008 and 2007, no impairment charges were recorded, based on the analysis described above.

Deferred financing costs

Deferred financing costs, included in other assets, consist of fees, commissions and legal expenses associated with obtaining loan facilities. These costs are amortized over the life of the related debt, and are included in interest expense.

Cash and cash equivalents

The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less to be cash equivalents.

Short-term investments

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as Available For Sale (“AFS”) and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of other comprehensive income (“OCI”).  Effective August 16, 2007, the Company has elected hedge accounting for forward currency contracts in place associated with the cost basis of the Jinhui shares.  However, the hedge is limited to the lower of the cost basis or the market value at time of designation.  Therefore, the unrealized currency gain or loss associated with the hedged portion or the cost basis in the Jinhui shares is now reflected in the income statement as income or (loss) from derivative instruments to offset the gain or loss associated with these forward currency contracts.  The cost of securities when sold is based on the specific identification method.  Realized gains and losses on the sale of these securities will be reflected in the consolidated statement of operations in other (expense) income.  Additionally, the realized gain or loss on the forward currency contracts is reflected in the Consolidated Statement of Cash Flows as an investing activity and is reflected in the caption Payments on forward currency contracts, net.

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

Based on the publicly traded requirement of the Section 883 regulations as described in the next paragraph, we believe that the Company qualified for exemption from income tax for 2007.

In order to meet the publicly traded requirement, our stock must be treated as being primarily and regularly traded for more than half the days of any such year. Under the Section 883 regulations, our qualification for the publicly traded requirement may be jeopardized if shareholders of our common stock that own five percent or more of our stock (“5% shareholders”) own, in the aggregate, 50% or more of our common stock for more than half the days of the year.   We believe that during 2007, the combined ownership of our 5% shareholders did not equal 50% or more of our common stock for more than half the days of 2007. However if our 5% shareholders were to increase their ownership to 50% or more of our common stock for more than half the days of 2008 or any future taxable year, we would not be eligible to claim exemption from tax under Section 883 for that taxable year. We can therefore give no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for exemption from tax in 2008 or in future years.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral.  Although the Company earned 100% of revenues from fourteen customers, for both the three months ended March 31, 2008 and 2007, management does not believe significant risk exists in connection with the Company’s concentrations of credit at March 31, 2008 and December 31, 2007.

For the three months ended March 31, 2008, there were two customers that individually accounted for more than 10% of revenue, which represented 27.57% and 17.04% of revenue, respectively.  For the three months ended March 31, 2007, there were two customers that individually accounted for more than 10% of revenue, which represented 15.78% and 13.85% of revenue, respectively.

  Fair value of financial instruments

The estimated fair values of the Company’s financial instruments such as amounts due to / due from charterers, and accounts payable approximate their individual carrying amounts as of March 31, 2008 and December 31, 2007 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facility.

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

Derivative financial instruments

Interest rate risk management

The Company is exposed to the impact of interest rate changes.  The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to borrowings primarily for the purpose of acquiring drybulk vessels.  These borrowings are subject to a variable borrowing rate. The Company uses pay-fixed receive-variable interest rate swaps to manage future interest costs and the risk associated with changing interest rate obligations.  These swaps are designated as cash flow hedges of future variable rate interest payments and are tested for effectiveness on a quarterly basis.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  Under this statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings.  This election is irrevocable.  SFAS No. 159 is effective for the Company commencing in 2008.  Early adoption within 120 days of the beginning of the year was permissible, provided the Company had adopted SFAS No. 157.  The Company adopted SFAS 159 on January 1, 2008 and elected not to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS No. 141R also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As the provisions of SFAS No. 141R are applied prospectively, the impact to the Company cannot be determined until any such transactions occur.

In March 2008, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement 133” (SFAS 161). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company’s management is currently assessing the new disclosure requirements required by SFAS 161.

3 - CASH FLOW INFORMATION

The Company currently has nine interest rate swaps, and these swaps are described and discussed in Note 8. The fair value of the swaps is in a liability position of $44,936 and $21,039 as of March 31, 2008 and December 31, 2007, respectively.

The Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $1,258 for the purchase of vessels, $596 associated with deposits on vessels, $51 for the purchase of short-term investments, $98 associated with deferred financing costs, and $23 for the purchase of fixed assets for the three months ended March 31, 2008.  Lastly, at March 31, 2008, the Company had items in prepaid expenses and other current assets consisting of $789 which had reduced the deposits on vessels. The Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses for the purchase of fixed assets of approximately $57 for the three months ended March 31, 2007.

For the three months ended March 31, 2008, the Company made a non-cash reclassed of $30,335 from deposits on vessels to vessels net of accumulated depreciation due to the completion of the purchase of the Genco Champion and Genco Constantine.

During the three months ended March 31, 2008 and 2007, the cash paid for interest, net of amounts capitalized, was $14,000 and $2,675, respectively.

 On January 10, 2008 the Board of Directors approved a grant of 100,000 nonvested common stock to Peter Georgiopoulos, Chairman of the Board.  The fair value of such nonvested stock was $4,191 on the grant date and was recorded in equity.  Additionally, on February 13, 2008, the Company made grants of nonvested common stock under the Plan in the amount of 12,500 shares to directors of the Company. The fair value of such nonvested stock was $689 on the grant date and was recorded in equity.

On February 8, 2007 the Company granted nonvested stock to certain directors and employees. The fair value of such nonvested stock was $494 on the grant date and was recorded in equity.  Additionally, during January 2007, nonvested stock forfeited amounted to $54 for shares granted in 2005 and is recorded in equity.

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

On May 9, 2008, as discussed in Note 20 – Subsequent Events, the Company agreed to acquire three additional 2007 built vessels, consisting of two Panamax vessels and one Supramax vessel, from Bocimar International N.V. and Delphis N.V. for an aggregate purchase price of approximately $257,000. The Company expects to fund, on or about May 13, 2008, the required deposit of fifteen percent of the purchase price by utilizing its 2007 Credit Facility. The acquisition is subject to the completion of customary additional documentation, including a novation of the existing charter for the Supramax vessel, and closing conditions.  Upon completion of this acquisition and the acquisition of the remaining four Capesize vessels from the companies within the Metrostar Management Corporation group, Genco's fleet will consist of 35 vessels comprised of nine Capesize, eight Panamax, four Supramax, six Handymax, and eight Handysize drybulk carriers, with a total carrying capacity of approximately 2,910,000 dwt and an average age of 6.6 years.

On February 26, 2008, the Company completed the sale of the Genco Trader.  The Company realized a net gain of approximately $26,227 and had net proceeds of $43,080 from the sale of the vessel in the first quarter of 2008. On August 15, 2007, the Company decided to sell the Genco Trader, and on October 2, 2007, the Company reached an agreement to sell the Genco Trader, a 1990-built Panamax vessel, to SW Shipping Co., Ltd for $44,000 less a 2% brokerage commission payable to a third party.  The Genco Trader was classified as held for sale at December 31, 2007 in the amount of $16,857.

On February 21, 2008, the Company completed the acquisition of the Genco Constantine, a 2008 built Capesize vessel from companies within the Metrostar Management Corporation group.  The remaining four Capesize vessels are expected to be built, and subsequently delivered to Genco, between the fourth quarter of 2008 and the third quarter of 2009.  In July 2007, the Company entered into an agreement to acquire nine Capesize vessels from companies within the Metrostar Management Corporation group for a net purchase price of $1,111,000, consisting of the value of the vessels and the liability for the below market time charter contracts acquired.  As of December 31, 2007, four of the nine Capesize vessels, the Genco Augustus, Genco Tiberius, Genco London, and Genco Titus, all 2007 built vessels, had been delivered to Genco.  Capitalized interest associated with the new building contracts acquired from the Metrostar Management Corporation group for the three months ended March 31, 2008 and 2007 were $758 and $0, respectively.

On January 2, 2008, the Company completed the acquisition of the Genco Champion, the last vessel acquired from affiliates of Evalend Shipping Co. S.A..  On August 10 and August 13, 2007, the Company had agreed to acquire six drybulk vessels (three Supramax and three Handysize) from affiliates of Evalend Shipping Co. S.A. for a net purchase price of $336,000, consisting of the value of the vessels and the liability for the below market time charter contract acquired.  As of December 31, 2007, the Company had completed the acquisition of five of the vessels, the Genco Predator, Genco Warrior, Genco Hunter, Genco Charger, and Genco Challenger.

On February 21, 2007, the Genco Glory was sold to Cloud Maritime S.A. for $13,004 net of a brokerage commission paid to WeberCompass (Hellas) S.A.  Based on the selling price and the net book value of the vessel, the Company recorded a gain of $3,575 during the quarter ended March 31, 2007.

On October 14, 2005, the Company took delivery of the Genco Muse, a 48,913 dwt Handymax drybulk carrier and the results of its operations is included in the consolidated results of the Company after that date. The vessel is a 2001 Japanese-built vessel. The total purchase price of the vessel was $34,450. The purchase price included the assumption of an existing time charter with Qatar Navigation QSC at a rate of $26.5 per day. Due to the above market rate of the existing time charter at the time of the acquisition, the Company capitalized $3,492 of the purchase price as an asset which was amortized as a reduction of voyage revenues through September 2007 (the remaining term of the charter). For the three months ended March 31, 2008 and 2007, $0 and $456, respectively was amortized.

See Note 1 for discussion on the initial acquisition of our initial 16 drybulk carriers.

The purchase and sale of the aforementioned vessels is consistent with the Company's strategy of selectively expanding the number and maintaining the high-quality vessels in the fleet.

5 – SHORT-TERM INVESTMENTS

At March 31, 2008 and December 31, 2007, the Company holds an investment of 16,335,100 and 15,439,800 shares of Jinhui capital stock, respectively, which is recorded at the fair value of $159,023 and $167,524, respectively based on the closing price on March 31, 2008 and December 28, 2007 (the last trading date on the Oslo exchange in 2007) of 49.60 NOK and 59.00 NOK, respectively.  The unrealized gain due to the appreciation of stock and currency translation gain at March 31, 2008 is $12,438 and $20,719; respectively.  The unrealized gain due to the appreciation of stock and currency translation gain December 31, 2007 was $38,540 and $11,705, respectively.   The unrealized currency translation gain for any unhedged portion at March 31, 2008 and December 31, 2007 is $892 and $1,545, respectively and is recorded as a component of OCI since this investment is designated as an AFS security.  Effective on August 16, 2007, the Company elected to utilize hedge accounting for forward contracts hedging the currency risk associated with the Norwegian Kroner cost basis in the Jinhui stock.  The hedge is limited to the lower of the cost basis or the market value at time of the designation.  For the three months ended March 31, 2008 and 2007, fair value hedge accounting resulted in recognizing both an unrealized currency translation gain of $19,827 and $0, respectively, on the stock basis and an offsetting loss on the forward contracts.  The unrealized appreciation in the stock and the currency translation gain above the cost basis are recorded as a component of OCI.  Realized gains and losses on the sale of these securities will be reflected in the consolidated statement of operations in other (expense) or income once sold.  Time value of the forward contracts are excluded from effectiveness testing and recognized currently in income.  At March 31, 2008 and December 31, 2007, an immaterial amount was recognized in income or (expense) from derivative instruments associated with excluded time value and ineffectiveness.

At March 31, 2008, the Company had one short-term forward currency contract to hedge the Company’s exposure to the Norwegian Kroner related to the cost basis of Jinhui stock as described above.  The forward currency contract for a notional amount of 739.2 million NOK (Norwegian Kroner) or $145,517, matured on April 18, 2008. At December 31, 2007, the Company had one short-term forward currency contract to hedge the Company’s exposure to the Norwegian Kroner related to the cost basis of Jinhui stock as described above.  The forward currency contract for a notional amount of 685.1 million NOK (Norwegian Kroner) or $124,557, matured on January 17, 2008. As forward contracts expire, the Company continues to enter into new forward currency contracts for the cost basis of the Short-term investment, excluding commissions.  However, the hedge is limited to the lower of the cost basis or the market value at time of designation.  As April 18, 2008, the Company has a forward currency contract for the notional amount of 739.2 million NOK for $148,738.  For the three months ended March 31, 2008 and March 31, 2007, the net losses (realized and unrealized) of $64 and $0, respectively,  related to the forward currency contracts and to the hedged translations gain on the cost basis of the Jinhui stock are reflected as (loss) income from derivative instruments and are included as a component of other expense.  The current asset associated with the forward currency contract at March 31, 2008 is $229, and the short-term liability associated with the forward currency contract at December 31, 2007 is $1,448, and is presented as the fair value of derivatives on the balance sheet.  The gain (loss) associated with this respective asset and liability is included as a component of (loss) income from derivative instruments.

6 - EARNINGS PER COMMON SHARE

The computation of basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings (loss) per share assumes the vesting of nonvested stock awards (see Note 18), for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the three months ended March 31, 2008 and 2007, the restricted stock grants are dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2008	2007

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	28,733,928	25,308,953

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	28,733,928	25,308,953

Weighted average restricted stock awards	180,422	112,527

Weighted average common shares outstanding, diluted	28,914,350	25,421,480

On February 13, 2008, our board of directors approved a share repurchase program for up to a total of $50,000 of the Company's common stock.  The board will review the program after 12 months.  Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company's discretion and without notice. Repurchases will be subject to restrictions under the 2007 Credit Facility.  The 2007 Credit Facility was amended as of February 13, 2008 to permit the share repurchase program and provide that the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.  No such purchases have been made through March 31, 2008.

7 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

In June 2006, the Company made an employee performing internal audit services available to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board, Chief Executive Officer and President.   For the three months ended March 31, 2008 and 2007, the Company invoiced $37 and $35, respectively, to GMC for the time associated with such internal audit services.  Additionally, during the three months ended March 31, 2008 and 2007, the Company incurred travel related expenditures totaling $94 and $0, respectively, reimbursable to GMC or its service provider.   At March 31, 2008, and December 31, 2007, the amount due GMC from the Company is $73 and $5, respectively.

During the three months ended March 31, 2008 and 2007, the Company incurred legal services aggregating $19 and $29 from Constantine Georgiopoulos, father of Peter C. Georgiopoulos, Chairman of the Board. At March 31, 2008 and December 31, 2007, $0 and $86, respectively, was outstanding to Constantine Georgiopoulos.

In December 2006, the Company engaged the services of WeberCompass (Hellas) S.A. (“WC”), a shipbroker, to facilitate the sale of the Genco Glory.  One of our directors, Basil G. Mavroleon, is a Managing Director of WC and a Managing Director and shareholder of Charles R. Weber Company, Inc., which is 50% shareholder of WC.  WC was paid a commission of $132, or 1% of the gross selling price of the Genco Glory. No amounts were due to WC at March 31, 2008 or at December 31, 2007.

During March 2007, the Company utilized the services of North Star Maritime, Inc. (“NSM”) which is owned and operated by one of our directors, Rear Admiral Robert C. North, USCG (ret.).  NSM, a marine industry consulting firm, specializes in international and domestic maritime safety, security and environmental protection issues.  NSM was paid $7 for services rendered in March 2007.  No amounts were due to NSM at March 31, 2008 or at December 31, 2007.

8 - LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2008	December 31, 2007

Revolver, 2007 Credit Facility	$1,014,500	$936,000
Less: Current portion of revolver	-	43,000

Long-term debt	$1,014,500	$893,000

The above table reflects $43,000 as current debt as of December 31, 2007, which was repaid in February 2008 using proceeds from the sale of  the Genco Trader described in Note 4.  Upon the sale of a mortgaged vessel, the 2007 Credit Facility requires the Company to repay a pro-rata portion of the long-term debt upon the sale of a mortgaged vessel.  The repayment amount is calculated by dividing the value of the mortgaged vessels being sold by the value of the entire mortgaged fleet at time of sale and multiplying such percentage by the total expected debt outstanding at time of sale.  However, the Company elected to utilize the majority of the proceeds from the sale of the Genco Trader to repay debt, and as such, classified the entire balance repaid as current at December 31, 2007.

2007 Credit Facility

On July 20, 2007, the Company entered into a new credit facility with DnB Nor Bank ASA (the “2007 Credit Facility”) for the purpose of acquiring the nine new Capesize vessels and refinancing the Company’s existing 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent. The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the 2005 Credit Facility and the Short-Term Line, and these two facilities have accordingly been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility is $1,377,000.  Subsequent to the equity offering completed in October 2007, the Company is no longer required pay up to $6,250 or such lesser amount as is available from Net Cash Flow (as defined in the credit agreement for the 2007 Credit Facility) each fiscal quarter to reduce borrowings under the 2007 Credit Facility.  As of March 31, 2008, $362,500 remains available to fund future vessel acquisitions.  The Company may borrow up to $50,000 of the $362,500 for working capital purposes.

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

•
possible acquisitions of additional dry bulk carriers between 25,000 and 180,000 dwt that are up to ten years of age at the time of delivery and not more than 18 years of age at the time of maturity of the 2007 Credit Facility;

•	up to $50,000 of working capital; and

•	the issuance of up to $50,000 of standby letters of credit. At March 31, 2008, there were no letters of credit issued under the 2007 Credit Facility.

All amounts owing under the 2007 Credit Facility are secured by the following:

•	cross-collateralized first priority mortgages of each of the Company’s existing vessels and any new vessels financed with the 2007 Credit Facility;

•	an assignment of any and all earnings of the mortgaged vessels;

•	an assignment of all insurances of the mortgaged vessels;

•	a first priority perfected security interest in all of the shares of Jinhui owned by the Company;

•
an assignment of the shipbuilding contracts and an assignment of the shipbuilder’s refund guarantees meeting the Administrative Agent’s criteria for any additional newbuildings financed under the 2007 Credit Facility; and

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

•
The aggregate fair market value of the mortgaged vessels must at all times be at least 130% of the aggregate outstanding principal amount under the 2007 Credit Facility plus all letters of credit outstanding; the Company has a 30 day remedy period to post additional collateral or reduce the amount of the revolving loans and/or letters of credit outstanding.

Other covenants in the 2007 Credit Facility are substantially similar to the covenants in the Company’s previous credit facilities.  As of March 31, 2008, the Company has been in compliance with these covenants since the inception of the facility.

The Company can continue to pay cash dividends in accordance with its dividend policy and certain terms of the credit agreement so long as no event of default has occurred and is continuing and that no event of default will occur as a result of the payment of such dividend.  The 2007 Credit Facility also establishes a basket to accrue for dividends permitted but not actually distributed under the permitted dividend calculation since July 29, 2005.  In addition to Genco’s regular quarterly dividend, Genco can pay up to $150,000 in dividends from this basket.  In addition, the 2007 Credit Facility was amended as of February 13, 2008 to permit the Company to implement its share repurchase program, which was recently approved by its board of directors.  Under this amendment, the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.  For further details of our share repurchase program, see Note 6 to our financial statements.

Due to refinancing of the Company’s previous facilities, the Company incurred a non-cash write-off of the unamortized deferred financing cost in the amount of $3,568 associated with the Company’s previous facilities and this charge was reflected in interest expense in the third quarter of 2007.

The following table sets forth the repayment of the outstanding debt of $1,014,500 at March 31, 2008 under the 2007 Credit Facility:

Period Ending March 31,	Total

2008 (April 1, 2008 – December 31, 2008)	$-
2009	-
2010	-
2011	-
2012	-
Thereafter	1,014,500

Total long-term debt	$1,014,500

Interest rates

For the three months ended March 31, 2008, the effective interest rate associated with the interest expense for the 2007 Credit Facility, including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, and the cost associated with unused commitment fees with this facility was 5.24%.  For the three months ended March 31, 2007, the effective interest rate associated with the interest expense for the 2005 Credit Facility, including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, and the cost associated with unused commitment fees with this facility was 6.57%.

The interest rate on the debt, excluding the unused commitment fees, ranged from 3.41% to 6.10% and from 6.26% to 6.39%, for the three months ended March 31, 2008 and 2007, respectively.

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

The 2005 Credit Facility has been refinanced with the 2007 Credit Facility.

Letter of credit

In conjunction with the Company entering into a new long-term office space lease (See Note 16 - Lease Payments), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit. As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank.  The letter of credit amount as of March 31, 2008 and December 31, 2007 was in the amount of $520, at a fee of 1% per annum. The letter of credit is reduced to $416 on August 1, 2008 and is cancelable on each renewal date provided the landlord is given 150 days minimum notice.

Interest rate swap agreements

The Company has entered into nine interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $681,233 and the swaps have specified rates and durations.  The following table summarizes the interest rate swaps in place as of March 31, 2008 and December 31, 2007:

Interest Rate Swap Detail				March 31, 2008	December 31, 2007
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
9/7/07	4.56%	10/1/07	12/31/09	75,000	75,000
7/31/07	5.115%	11/30/07	11/30/11	100,000	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000	100,000
1/22/08	2.89%	2/1/08	2/1/11	50,000

				$681,233	$631,233

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

The interest (expense) income pertaining to the interest rate swaps for the three months ended March 31, 2008 and 2007 was ($489) and $248, respectively.

The swap agreements, with effective dates on or prior to March 31, 2008, synthetically convert variable rate debt the fixed interest rate of swap plus the Applicable Margin (which is 0.85% per annum for the first five years of the 2007 Credit Facility and 0.90% thereafter).  If the Company’s ratio of Total Debt to Total Capitalization (each as defined in the credit agreement for the 2007 Credit Facility) is greater than or equal to 70%, the Applicable Margin increases to 0.90% for the first five years and 0.95% thereafter.

The liability associated with the swaps at March 31, 2008 and December 31, 2007 are $44,936 and $21,039, respectively, and are presented as the fair value of derivatives on the balance sheet.  As of March 31, 2008 and December 31, 2007, the Company has accumulated OCI of ($45,010) and ($21,068), respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in income or (loss) from derivative instruments of $63 and $0, respectively for the three months ended March 31, 2008 and 2007.  At March 31, 2008, ($7,132) of OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income included in the accompanying consolidated balance sheets consist of net unrealized gain (loss) from short-term investments, net gain (loss) on derivative instruments designated and qualifying as cash-flow hedging instruments, and cumulative translation adjustments on the short-term investment in Jinhui stock as of March 31, 2008 and December 31, 2007.

	Accumulated OCI	Unrealized Gain (loss) on Cash Flow Hedges	Unrealized Gain on Short-term Investments	Currency Translation Gain (loss) on Short-term Investments
OCI – January 1, 2007	$19,017	$(21,068)	$38,540	$1,545
Unrealized loss on short-term investments	(26,102)		(26,102)
Translation gain on short-term investments	9,014			9,014
Translation gain reclassed to (loss) income from derivative instruments	(9,667)			(9,667)
Unrealized loss on cash flow hedges	(23,453)	(23,453)
Interest income reclassed to (loss) income from derivative instruments	(489)	(489)
OCI – March 31, 2008	$(31,680)	$(45,010)	$12,438	$892

10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$48,295	$48,295	$71,496	$71,496
Short-term investments	159,023	159,023	167,524	167,524
Floating rate debt	1,014,500	1,014,500	936,000	936,000
Derivative instruments – asset position	229	229	-	-
Derivative instruments – liability position	44,936	44,936	22,487	22,487

The fair value of the short-term investments is based on quoted market rates.  The fair value of the revolving credit facility is estimated based on current rates offered to the Company for similar debt of the same remaining maturities and additionally, the Company considers its creditworthiness in determining the fair value of the revolving credit facility.  The carrying value approximates the fair market value for the floating rate loans.  The fair value of the interest rate and currency swaps (used for purposes other than trading) is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of both the swap counterparty and the Company.

The Company elected to early adopt SFAS No. 157 beginning in its 2007 fiscal year, and there was no material impact to its first quarter financial statements.  SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.  This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The following table summarizes the valuation of our short-term investments and financial instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed:

	March 31, 2008
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Short-term investments	$159,023	$159,023
Derivative instruments – asset position	229		229
Derivative instruments – liability position	44,936		44,936

The Company holds an investment in the capital stock of Jinhui, which is classified as a short-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company’s interest rate derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR.  In addition, the Company’s derivative instruments include a forward currency contract based on the Norwegian Kroner.   The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, NOK spot rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  SFAS No. 157 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s and Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments in an asset or liability position and did not have a material impact on the fair of these derivative instruments.

11 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2008	December 31, 2007
Lubricant inventory and other stores	$3,042	$2,720
Prepaid items	3,167	1,769
Insurance Receivable	722	1,331
Interest receivable on deposits for vessels to be acquired	2,867	2,489
Other	1,762	1,065
Total	$11,560	$9,374

12 – OTHER ASSETS, NET

Other assets consist of the following:

(i) Deferred financing costs which include fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized over the life of the related debt, which is included in interest expense. The Company has unamortized deferred financing costs of $6,382 and $6,130, respectively, at March 31, 2008 and December 31, 2007 associated with the 2007 Credit Facility. Accumulated amortization of deferred financing costs as of March 31, 2008 and December 31, 2007 was $478 and $288, respectively.  During July 2007, the Company refinanced its previous facilities (the Short-Term Line and the 2005 Credit Facility) resulting in the non-cash write-off of the unamortized deferred financing cost of $3,568 to interest expense.  The Company has incurred deferred financing costs of $6,860 in total for the 2007 Credit Facility.  Amortization expense for deferred financing costs, including the write-off any unamortized costs upon refinancing credit facilities for the three months ended March 31, 2008 and 2007 was $191 and $96, respectively.

(ii) Value of time charter acquired, which represents the value assigned to the time charter acquired with the Genco Muse in October 2005.  The value assigned to the time charter was $3,492.  At March 31, 2008 and December 31, 2007, this intangible asset has been completely amortized as a component of revenue over the minimum life of the time charter.  The amount amortized for this intangible asset was $0 and $456 for the three months ended March 31, 2008 and 2007, respectively.

13 - FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2008	December 31, 2007
Fixed assets:
Vessel equipment	$849	$826
Leasehold improvements	1,146	1,146
Furniture and fixtures	347	347
Computer equipment	356	342
Total cost	2,698	2,661
Less: accumulated depreciation and amortization	824	722
Total	$1,874	$1,939

14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2008	December 31, 2007
Accounts payable	$2,857	$4,164
Accrued general and administrative expenses	6,847	9,108
Accrued vessel operating expenses	6,672	4,242

Total	$16,376	$17,514

15 - REVENUE FROM TIME CHARTERS

Total revenue earned on time charters for the three months ended March 31, 2008 and 2007 was $91,669 and $37,220, respectively.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of April 30, 2008 is expected to be $233,346 for the remaining three quarters of 2008 $229,427 during 2009, $137,758 during 2010, $35,038 during 2011 and $11,830 during 2012, assuming 20 days of off-hire due to any scheduled drydocking and no additional off-hire time is incurred.  Future minimum revenue excludes the future acquisitions of the remaining four Capesize vessels and the other three vessels to be acquired as described in Note 20 – Subsequent Events, which are to be delivered to Genco in the future, since estimated delivery dates are not firm.

16 - LEASE PAYMENTS

In September 2005, the Company entered into a 15-year lease for office space in New York, New York.  The monthly rental is as follows:  Free rent from September 1, 2005 to July 31, 2006, $40 per month from August 1, 2006 to August 31, 2010, $43 per month from September 1, 2010 to August 31, 2015, and $46 per month from September 1, 2015 to August 31, 2020.  The Company obtained a tenant work credit of $324.  The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company has a deferred rent credit at March 31, 2008 and December 31, 2007 of $720 and $725, respectively.  The Company has the option to extend the lease for a period of five years from September 1, 2020 to August 31, 2025.  The rent for the renewal period will be based on prevailing market rate for the six months prior to the commencement date of the extension term.  Rent expense for the three months ended March 31, 2008 and 2007, was $117 for each of the respective periods.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $364 for the remainder of 2008, $486 for 2009, $496 for 2010, $518, for 2011 through 2012 and a total of $4,132 for the remaining term of the lease.

17 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan which is available to full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis.  The matching contribution vests immediately.  For three months ended March 31, 2008 and 2007, the Company’s matching contribution to the Plan was $61 and $41, respectively.

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

On October 31, 2005, the Company made grants of nonvested common stock under the Plan in the amount of 111,412 shares to the executive officers and employees and 7,200 shares to directors of the Company.  The executive and employee grants vest ratably on each of the four anniversaries of the date of the Company’s initial public offering (July 22, 2005).  On July 22, 2007 and 2006, 26,478 and 27,853 shares, respectively, of the employees’ nonvested stock vested, and during the year ended December 31, 2007 and the year ended December 31, 2006, 3,375 and 750 shares, respectively, were forfeited.  Grants to the directors vested in full on May 18, 2006, the date of the Company’s annual shareholders’ meeting.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $1,949, was recorded as a component of shareholders’ equity.  After forfeitures, the unamortized portion of this award at March 31, 2008 and December 31, 2007 was $187 and $250, respectively.  Amortization of this charge, which is included in general and administrative expenses, was $63 and $99, for the three months ended March 31, 2008 and 2007, respectively.  The remaining expense for the years ended 2008, and 2009 will be $127 and $60, respectively

On December 21, 2005, the Company made grants of nonvested common stock under the Plan in the amount of 55,600 shares to the executive officers and employees of the Company.  Theses grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2006.  During the year ended December 31, 2007and 2006, 13,338 and 13,900 shares, respectively, of the employees’ nonvested stock vested and during the year ended December 31, 2007 1,687 shares were forfeited.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $991, was recorded as a component of shareholders’ equity.  After forfeitures, the unamortized portion of this award at March 31, 2008 and December 31, 2007 was $146 and $181, respectively.  Amortization of this charge, which is included in general and administrative expenses, was $35 and $58, for the three months ended March 31, 2008 and 2007, respectively.  The remaining expense for the years ended 2008 and 2009 will be $94 and $52, respectively.

On December 20, 2006 and December 22, 2006, the Company made grants of nonvested common stock under the Plan in the amount of 37,000 shares to employees other than executive officers and 35,000 shares to the executive officers, respectively.  These grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2007.  During the year ended December 31, 2007, 17,500 shares of the executives’ and other employees’ nonvested stock vested and during the year ended December 31, 2007, 2,000 shares were forfeited.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the respective date of the grants, or $2,018, was recorded as a component of shareholders’ equity.  After forfeitures, the unamortized portion of this award at March 31, 2008 and December 31, 2007 was $742 and $873, respectively.  Amortization of this charge, which is included in general and administrative expenses for the three months ended March 31, 2008 and 2007, was $131 and $290, respectively. The remaining expense for the years ended 2008, 2009 and 2010 will be $370, $265 and $107, respectively.

On February 8, 2007, the Company made grants of nonvested common stock under the Plan in the amount of 9,000 shares to employees and 7,200 shares to directors of the Company.  The employee grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2007.  During the year ended December 31, 2007, 2,250 shares of the employees’ nonvested stock vested   Grants to the directors vested in full on May 16, 2007, the date of the Company’s annual shareholders’ meeting.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grants, or $494, was recorded as a component of shareholders’ equity.  The unamortized portion of this award at March 31, 2008 and December 31, 2007 was $113 and $133, respectively.  Amortization of this charge, which is included in general and administrative expenses, was $20 and $139, for the three months ended March 31, 2008 and 2007, respectively.  The remaining expense for the years ending 2008, 2009, and 2010 will be $57, $40 and $16, respectively.

 On December 21, 2007, the Company made grants of nonvested common stock under the Plan in the amount of 93,000 shares to the executive officers and the employees of the Company.  These grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2008.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grants, or $4,935, was recorded as a component of shareholders’ equity.  The unamortized portion of this award at March 31, 2008 and December 31, 2007 was $4,165 and $4,852, respectively.  Amortization of this charge, which is included in general and administrative expenses, was $687 and $0, for the three months ended March 31, 2008 and 2007, respectively.  The remaining expense for the years ending 2008, 2009, 2010 and 2011 will be $1,898, $1,305, $686 and $276, respectively.

On January 10, 2008, the Board of Directors approved a grant of 100,000 nonvested common stock to Peter Georgiopoulos, Chairman of the Board, this grant vests ratably on each of the ten anniversaries of the determined vesting date beginning with November 15, 2008.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $4,191 was recorded as a component of shareholders' equity. The unamortized portion of this award at March 31, 2008 and December 31, 2007 was $3,890 and $0, respectively.  Amortization of this charge, which is included in general and administrative expenses, was $301 and $0, for the three months ended March 31, 2008 and 2007, respectively.  The remaining expense for the years ending 2008, 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017 will be $945, $816, $599, $457, $352, $267, $197, $136, $84 and $37, respectively.

On February 13, 2008, the Company made grants of nonvested common stock under the Plan in the amount of 12,500 shares to directors of the Company.  The grants to directors vest in full on the earlier of the first anniversary of the grant date or the date of the next annual shareholders meeting of the Company which is scheduled for May 14, 2008. Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $689 was recorded as a component of shareholders' equity.  The unamortized portion of this award at March 31, 2008 and December 31, 2007 was $337 and $0, respectively.  Amortization of this charge, which is included in general and administrative expenses, was $352 and $0, for the three months ended March 31, 2008 and 2007, respectively.  The remaining expense for the year ending 2008 will be $337.

The table below summarizes the Company’s nonvested stock awards as March 31, 2008:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2008	231,881	$34.32
Granted	112,500	43.37
Vested	-	-
Forfeited	-	-

Outstanding at March 31, 2008	344,381	$37.28

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods.  As of March 31, 2008, unrecognized compensation cost related to nonvested stock will be recognized over a weighted average period of 4.56 years.

19 - LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company, its financial condition, results of operations or cash flows.

20 - SUBSEQUENT EVENTS

On May 9, 2008, the Company entered into agreements with Bocimar International N.V. and Delphis N.V., under which the Company is to purchase three drybulk vessels for an aggregate price of approximately $257,000. The Company expects to fund, on or about May 13, 2008, the required deposit of fifteen percent of the purchase price by utilizing its 2007 Credit Facility. The vessels, consisting of two Panamax vessels, to be renamed the Genco Raptor and Genco Thunder, and one Supramax vessel, to be renamed the Genco Cavalier, are expected to be delivered in the third quarter through the fourth quarter of 2008. The aggregate purchase price of $257,000 is allocated as follows:  $92,000 for the Genco Raptor, $91,000 for the Genco Thunder, and $74,000 for the Genco Cavalier. The Genco Cavalier includes a 24 to 26.5 month at-market time charter at a gross daily rate of $50.5 per day and is expected to commence upon delivery of this vessel to us which is estimated to occur in the third quarter of 2008.  The acquisition is subject to the completion of customary additional documentation, including a novation of the existing charter for the Supramax vessel, and closing conditions.  Upon completion of this acquisition and the acquisition of the remaining four Capesize vessels from companies within the Metrostar Management Corporation group, our fleet will consist of 35 vessels, comprised of nine Capesize, eight Panamax, four Supramax, six Handymax, and eight Handysize drybulk carriers, with a total carrying capacity of approximately 2,910,000 dwt and an average age of 6.6 years.

On April 30, 2008, the Board of Directors declared a dividend of $1.00 per share to be paid on or about May 30, 2008 to shareholders of record as of May 16, 2008.  The aggregate amount of the dividend is expected to be $29,708, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

On April 22, 2008, Jinhui declared a dividend payable on May 20, 2008 to holders of record on April 25, 2008.  The Company expects to receive a dividend of approximately 13.3 million Norwegian Kroner or $2,600.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (ix) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims including offhire days; (x) our acquisition or disposition of vessels; (xi) the fulfillment of the closing conditions under the Company's agreement to acquire the remaining four Metrostar drybulk vessels; (xii) the execution of customary additional documentation for the Company's agreements to acquire the three Bocimar International N.V. and Delphis N.V. drybulk vessels, including a novation of the existing charter for the customary Supramax vessel; (xiii) the fulfillment of the closing conditions under the Company’s agreement to acquire the three Bocimar International N.V. and Delphis N.V. drybulk vessels; and (xiv) other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent reports on Form 8-K.  Our ability to pay dividends in any period will depend upon factors including the limitations under our loan agreements, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this 10-Q.

General

We are a Marshall Islands company incorporated in September 2004 to transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. As of February 26, 2008, our fleet consisted of five Capesize, six Panamax, three Supramax, six Handymax and eight Handysize drybulk carriers, with an aggregate carrying capacity of approximately 2,020,000 dwt, and the average age of our fleet was approximately 6.5 years, as compared to the average age for the world fleet of approximately 16 years for the drybulk shipping segments in which we compete. All of the vessels in our fleet are on time charters to reputable charterers, including Lauritzen Bulkers AS, Cargill International S.A., Hyundai Merchant Marine Co., Ltd., SK Shipping Ltd., STX Panocean (UK) Co., Ltd., Pacific Basin Chartering Ltd., A/S Klaveness, and NYK Bulkship Europe S.A. All of the vessels in our fleet are presently engaged under time charter contracts that expire (assuming the option periods in the time charters are not exercised) between May 2008 and August 2012.

See page 36 for a table of all vessels currently in our fleet or expected to be delivered to us.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three months ended March 31, 2008 and 2007.

	For the three months ended March 31,		Increase
	2008	2007	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	404.0	-	404.0	N/A
Panamax	602.6	630.0	(27.4)	(4.3%)
Supramax	273.0	-	273.0	N/A
Handymax	546.0	681.6	(135.6)	(19.9%)
Handysize	726.4	450.0	276.4	61.4%

Total	2552.0	1,761.6	790.4	44.9%

Available days (2)
Capesize	403.9	-	403.9	N/A
Panamax	599.4	630.0	(30.6)	(4.9%)
Supramax	273.0	-	273.0	N/A
Handymax	546.0	660.9	(114.9)	(17.4%)
Handysize	711.1	440.4	270.7	61.5%

Total	2533.4	1,731.3	802.1	46.3%

Operating days (3)
Capesize	403.9	-	403.9	N/A
Panamax	595.5	615.0	(19.5)	(3.2%)
Supramax	272.9	-	272.9	N/A
Handymax	546.0	648.7	(102.7)	(15.8%)
Handysize	709.4	438.8	270.6	61.7%

Total	2527.7	1,702.6	825.1	48.5%

Fleet utilization (4)
Capesize	100.0%	-	100.0%	N/A
Panamax	99.3%	97.6%	1.7%	1.7%
Supramax	99.9%	-	99.9%	N/A
Handymax	100.0%	98.2%	1.8%	1.8%
Handysize	99.8%	99.6%	0.2%	0.2%
Fleet average	99.8%	98.3%	1.5%	1.5%

	For the three months ended March 31,		Increase
	2008	2007	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$69,806	$-	$69,806	N/A
Panamax	30,921	25,871	5,050	19.5%
Supramax	51,863	-	51,863	N/A
Handymax	29,027	20,656	8,371	40.5%
Handysize	19,956	13,301	6,655	50.0%

Fleet average	35,891	20,683	15,208	73.5%

Daily vessel operating expenses (6)
Capesize	$4,914	$-	$4,914	N/A
Panamax	4,562	4,362	200	4.6%
Supramax	4,176	-	4,176	N/A
Handymax	4,147	3,328	819	24.6%
Handysize	3,827	3,050	777	25.5%

Fleet average	4,278	3,627	651	17.9%

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

	For the three months ended March 31,
	2008	2007
	(U.S. dollars in thousands)
Voyage revenues	$91,669	$37,220
Voyage expenses	744	1,413
Net voyage revenue	$90,925	$35,807

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

Operating Data

	For the three months ended March 31,		Increase
	2008	2007	(Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)

Revenues	$91,669	$37,220	$54,449	146.3%

Operating Expenses:
Voyage expenses	744	1,413	(669)	(47.3%)
Vessel operating expenses	10,919	6,389	4,530	70.9%
General and administrative expenses	4,411	3,195	1,216	38.1%
Management fees	672	351	321	91.5%
Depreciation and amortization	15,864	7,186	8,678	120.8%
Gain on sale of vessel	(26,227)	(3,575)	22,652	633.6%

Total operating expenses	6,383	14,959	(8,576)	(57.3%)

Operating income	85,286	22,261	63,025	283.1%
Other (expense) income	(11,299)	(2,424)	(8,875)	(366.1%)

Net income	$73,987	$19,837	54,150	273.0%

Earnings per share - Basic	$2.57	$0.78	$1.79	229.5%
Earnings per share - Diluted	$2.56	$0.78	$1.78	228.2%
Dividends declared and paid per share	$0.85	$0.66	$0.19	28.8%
Weighted average common shares outstanding - Basic	28,733,928	25,308,953	3,424,975	13.5%
Weighted average common shares outstanding - Diluted	28,914,350	25,421,480	3,492,870	13.7%

EBITDA (1)	$95,825	$30,489	$65,336	214.3%

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

	For the three months ended March 31,
	2008	2007
	(U.S. dollars in thousands except for share and per share data)

Net income	$73,987	$19,837
Net interest expense	11,235	2,424
Amortization of value of time charter acquired (1)	(6,849)	456
Amortization of nonvested stock compensation	1,588	586
Depreciation and amortization	15,864	7,186

EBITDA	$95,825	$30,489

(1) Amortization of liability or asset of time charter acquired is an (increase) reduction of revenue.

Results of Operations

REVENUES-

Revenues increased 146.3% to $91.7 million for the three months ended March 31, 2008 versus $37.2 million for the three months ended March 31, 2007.  Revenues in both periods consisted of charter hire revenue earned by our vessels.  The increase in revenues was due to the operation of a larger fleet as well as the renewal of time charters at higher charter rates than those previously contracted.

The average TCE rate of our fleet increased 73.5% to $35,891 a day for the three months ended March 31, 2008 from $20,683 a day for the three months ended March 31, 2007.  The increase in TCE rates was due to higher charter rates achieved in the first quarter of 2008 versus the first quarter of 2007 for five of the Panamax vessels, five of the Handymax vessels, and five of the Handysize vessels in our current fleet. Furthermore, higher TCE rates were achieved in the first quarter of 2008 versus the same period last year due to the operation of five Capesize vessels acquired as part of the Metrostar acquisition.

For the three months ended March 31, 2008 and 2007, we had ownership days of 2,552.0 days and 1,761.6 days, respectively.  Fleet utilization for the three month period ended March 31, 2008 and 2007 was 99.8% and 98.3%, respectively.

The following table sets forth information about the vessels in our fleet and their charters as of April 30, 2008 plus vessels to be acquired, consisting of four Capesize vessels from companies within the Metrostar Management Corporation group, and three additional vessels to be acquired from Bocimar International N.V. and Delphis N.V., as described in Note 20 – Subsequent Events to our financial statements:

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)	Revenue Daily Rate (3)	Expected Delivery (4)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	December 2009	45,263	62,750	-
Genco Tiberius	2007	Cargill International S.A.	January 2010	45,263	62,750	-
Genco London	2007	SK Shipping Co., Ltd	August 2010	57,500	64,250
Genco Titus	2007	Cargill International S.A.	September 2011	45,000(5)	46,250	-
Genco Constantine	2008	Cargill International S.A.	August 2012	52,750(5)		-
Genco Hadrian	2008(6)	To be determined (“TBD”)	TBD	TBD		Q4 2008
Genco Commodus	2009(6)	TBD	TBD	TBD		Q2 2009
Genco Maximus	2009(6)	TBD	TBD	TBD		Q2 2009
Genco Claudius	2009(6)	TBD	TBD	TBD		Q3 2009

Panamax Vessels
Genco Beauty	1999	Cargill International S.A.	May 2009	31,500		-
Genco Knight	1999	SK Shipping Ltd.	May 2009	37,700		-
Genco Leader	1999	A/S Klaveness	December 2008	25,650(7)		-
Genco Vigour	1999	STX Panocean (UK) Co. Ltd.	March 2009	29,000(8)		-
Genco Acheron	1999	Armada Shipping S.A.	June 2008	74,500(9)		-
Genco Surprise	1998	Hanjin Shipping Co., Ltd.	December 2010	42,100		-
Genco Raptor	2007(6)	TBD	TBD	TBD		Q3 2008
Genco Thunder	2007(6)	TBD	TBD	TBD		Q4 2008

Supramax Vessels
Genco Predator	2005	Oldendorff GmbH & Co. KG.	May 2008	55,000		-
Genco Warrior	2005	Hyundai Merchant Marine Co. Ltd.	November 2010	38,750		-
Genco Hunter	2007	Pacific Basin Chartering Ltd.	June 2008	60,000(10)		-
Genco Cavalier	2007(6)	Samsun Logix Corporation	24 to 26.5 months From date of delivery	50,500(11)		Q3 2008

Handymax Vessels
Genco Success	1997	Korea Line Corporation	February 2011	33,000(12)		-
Genco Carrier	1998	Pacific Basin Chartering Ltd.	May 2008	24,000		-
		Louis Dreyfus Corporation	March 2011	37,000(13)
Genco Prosperity	1997	Pacific Basin Chartering Ltd.	May 2008	26,000		-
Genco Wisdom	1997	Hyundai Merchant Marine Co. Ltd.	February 2011	34,500(14)		-
Genco Marine	1996	NYK Bulkship Europe S.A.	March 2009	47,000		-
Genco Muse	2001	Norden A/S	July 2008	47,650		-

Handysize Vessels
Genco Explorer	1999	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Pioneer	1999	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Progress	1999	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Reliance	1999	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Sugar	1998	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Charger	2005	Pacific Basin Chartering Ltd.	November 2010	24,000		-
Genco Challenger	2003	Pacific Basin Chartering Ltd.	November 2010	24,000		-
Genco Champion	2006	Pacific Basin Chartering Ltd.	December 2010	24,000		-

(1) The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Except for the Genco Titus, under the terms of each contract, the charterer is entitled to extend time charters from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire. The charterer of the Genco Titus has the option to extend the charter for a period of one year.

(2) Time charter rates presented are the gross daily charterhire rates before third party commissions ranging from 1.25% to 6.25%, except as indicated for the Genco Leader in note 7 below. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

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

(5) These charters include a 50 percent index-based profit sharing component above the respective base rates listed in the table.

(6) Year built for vessels being delivered in the future are estimates based on guidance received from the sellers and/or the respective shipyards.

(7) For the Genco Leader, the time charter rate presented is the net daily charterhire rate. There are no payments of commissions associated with these time charters.

(8) We have entered into a time charter for 23 to 25 months at a rate of $33,000 per day for the first 11 months, $25,000 per day for the following 11 months and $29,000 per day thereafter, less a 5% third-party commission. For purposes of revenue recognition, the time charter contract is reflected on a straight-line basis at approximately $29,000 per day for 23 to 25 months in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The time charter, commenced following the expiration of the vessel's previous time charter on May 5, 2007.

(9) We have entered into a short-term time charter for one trip at a rate of $74,500 per day less a 5% third-party commission. The new charter has commenced following the expiration of the previous charter on April 18, 2008 and is expected to be completed in the middle of June 2008. Upon the completion of its time charter with Armada Shipping S.A., the vessel is expected to complete its drydocking before commencing subsequent time charters.

(10) We have reached an agreement to extend the time charter for an additional 3 to 5.5 months at a rate of $60,000 per day less a 5% third party commission.  The new charter commenced following the expiration of the previous charter on March 6, 2008.

(11) The Company acquired this vessel with an at market time charter for 24 to 26.5 months at a rate of $50,500 per day less a 5% third party commission.  The time charter is expected to commence upon delivery to the Company. The acquisition from Bocimar International N.V. and Delphis N.V. is subject to the completion of customary additional documentation, including a novation of the existing charter for this vessel, and closing conditions.

(12) We recently extended the time charter for an additional 35 to 37.5 months at a rate of $40,000 per day for the first 12 months, $33,000 per day for the following 12 months and $26,000 per day for the next 12 months and $33,000 thereafter less a 5% third-party commission. In all cases the rate for the duration of the time charter will average $33,000.  For purposes of revenue recognition, the time charter contract is reflected on a straight-line basis at approximately $33,000 per day for 35 to 37.5 months in accordance with generally accepted accounting principles in the United States, or U.S. GAAP.  The new charter commenced following the expiration of the previous charter on March 1, 2008.

(13) We have reached an agreement to commence a time charter for 34 to 37.5 months at a rate of $37,000 per day less a 5% third party commission.  The new charter is expected to commence following the expiration of the previous charter on or about May 14, 2008.

(14) We recently extended the time charter for an additional 35 to 37.5 months at a rate of $34,500 per day less a 5% third party commission.  The new charter commenced following the expiration of the previous charter on March 1, 2008.

VOYAGE EXPENSES-

For the three months ended March 31, 2008 and 2007, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under time charters that require the charterer to bear all of those expenses.

For the three months ended March 31, 2008 and 2007, voyage expenses were $0.7 million and $1.4 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $10.9 million from $6.4 million for the three months ended March 31, 2008 and 2007, respectively.  This was due mostly to the expansion of our fleet, as well as higher crewing and lube expenses for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Daily vessel operating expenses grew to $4,278 per vessel per day for the three months ended March 31, 2008 from $3,627 for the same quarter last year.  This was a result of higher crewing and lube expenses as well as the operation of five Capesize vessels.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the quarter ended March 31, 2008, daily vessel operating expenses per vessel were $422 below the $4,700 weighted average daily budget for 2008.

Based on management’s estimates and budgets provided by our technical manager, we expect our vessels to have daily vessel operating expenses during 2008 of:

Vessel Type	Average Daily Budgeted Amount
Capesize	$5,200
Panamax	5,150
Supramax	4,250
Handymax	4,700
Handysize	4,200
Fleet Weighted Average	4,700

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the three months ended March 31, 2008 and 2007, general and administrative expenses were $4.4 million and $3.2 million, respectively.  The increase in general and administrative expenses was due to higher legal expenses, costs associated with higher employee non-cash compensation and other employee related costs.

MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  For the three months ended March 31, 2008 and 2007, management fees were $0.7 million and $0.4 million, respectively.

DEPRECIATION AND AMORTIZATION-

For the three months ended March 31, 2008 depreciation and amortization charges increased to $15.9 million from $7.2 million for the three months ended March 31, 2007.  The increase primarily was due to the growth in our fleet.

GAIN ON SALE OF VESSELS-

For the three months ended March 31, 2008 and 2007, the gain on the sale of vessels was $26.2 and $3.6 million, attributable to the sale of the Genco Trader in 2008 and the Genco Glory in 2007.

OTHER (EXPENSE) INCOME-

(LOSS) INCOME FROM DERIVATIVE INSTRUMENTS-

Effective August 16, 2007, the Company has elected hedge accounting for forward currency contracts in place associated with the cost basis of shares of Jinhui stock it has purchased.   However, the hedge is limited to the lower of the cost basis or the market value of the Jinhui stock.  For further details of the application of hedge accounting, please refer to the discussion under the subheading “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements” on page 43.  For the three months ended March 31, 2008 and 2007, (loss) income from derivative instruments was ($0.1) and $0 million, respectively.

NET INTEREST EXPENSE-

For the three months ended March 31, 2008 and 2007, net interest expense was $11.2 million and $2.4 million, respectively.  Net interest expense consisted mostly of interest payments made under our 2007 Credit facility in 2008 and the 2005 Credit Facility in 2007.  Additionally, interest income as well as amortization of deferred financing costs related to each respective credit facility are included in both periods.  The increase in net interest expense for 2008 versus 2007 was mostly a result of higher outstanding debt due to the acquisition of additional vessels in the fourth quarter of 2007 and first quarter of 2008.

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

In connection with the agreement to acquire nine Capesize vessels announced on July 18, 2007 and the additional acquisition of three Supramax and three Handysize vessels announced in August 2007, the Company, entered into the 2007 Credit Facility on July 20, 2007 to fund acquisitions and the repayment of all other existing debt under the 2005 Credit Facility and Short-Term Line.  Additionally, as described in Note 20 – Subsequent Events, the Company agreed to acquire three vessels, two Panamax vessels and one Supramax vessels, from Bocimar International N.V. and Delphis N.V. The Company expects to fund, on or about May 13, 2008, the required deposit of fifteen percent of the purchase price by utilizing its 2007 Credit Facility. We anticipate that internally generated cash flow and borrowings under our 2007 Credit Facility will be sufficient to fund the operations of our fleet, including our working capital requirements for the foreseeable future.  The Company anticipates primarily utilizing its 2007 Credit Facility as well as internally generated cash flow to fund the acquisition of the remaining four Capesize vessels, the two Panamax vessels and the one Supramax vessel, but may also consider debt (including convertible securities) and equity financing alternatives.

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

On April 30, 2008, our board of directors declared a dividend of $1.00 per share, to be paid on or about May 30, 2008 to shareholders of record as of May 16, 2008.

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

Share Repurchase Program

On February 13, 2008, our board of directors approved a share repurchase program for up to a total of $50,000 of the Company's common stock.  The board will review the program after 12 months.  Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company's discretion and without notice. Repurchases will be subject to restrictions under the 2007 Credit Facility.  The 2007 Credit Facility was amended as of February 13, 2008 to permit the share repurchase program and provide that the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.  No such purchases have been made through March 31, 2008.  The Company anticipates that any shares repurchased would be primarily funded through cash generated from operations.

Cash Flow

Net cash provided by operating activities for the three months ended March 31, 2008 and 2007, was $55.7 million and $23.3 million, respectively.  The increase was primarily due to the operation of a larger fleet, which contributed to increases in net income, depreciation, and deferred revenues. Adjustments to operating cash flows include Jinhui investment activities of $11.5 million of realized losses on forward currency contracts offset by $9.7 million of unrealized gains on hedged short-term investments and $1.7 million of unrealized gains on forward currency contracts. The increases were offset by a $26.2 million gain related to the sale of the Genco Trader, and $6.8 million of amortization of value of the time charters acquired as part of the Metrostar and Evalend acquisitions. Net cash from operating activities for three months ended March 31, 2008 was mostly a result of recorded net income of $74.0 million, less the gain of $26.2 million due the sale of the Genco Trader and $6.8 amortization of time charters acquired, plus depreciation and amortization charges of $15.9 million.  Net cash from operating activities for three months ended March 31, 2007 was mostly a result of recorded net income of $19.8 million, less the gain of $3.6 million due the sale of the Genco Glory, plus depreciation and amortization charges of $7.2 million.

Net cash (used in) provided by investing activities increased to ($132.4) million for the three months ended March 31, 2008 from $12.8 for the three months ended March 31, 2007.  For the three months ended March 31 2008, the cash used in investing activities related primarily to the purchase price of vessels of $153.3 million the purchase of $10.3 million of Jinhui stock, and payments on forward currency contracts of $11.4 million which were off-set by proceeds of $43.1 million from the sale of the Genco Trader.  For the three months ended March 31, 2007, the cash provided by investing activities related primarily to the proceeds of $13.0 million from the sale of the Genco Glory.

Net cash provided by (used in) financing activities for the three months ended March 31, 2008 and 2007 was $53.4 million and ($22.5) million, respectively.  For the three months ended March 31 2008, net cash provided by financing activities consisted primarily of the drawdown of $151.5 million on our 2007 Credit Facility related to the completion of the acquisition of two additional vessels, off-set by the payment of cash dividends of $24.7 million and repayment of $73.0 million of debt on our 2007 Credit Facility.  For the three months ended March 31 2007, net cash used in financing activities consisted primarily of payment of cash dividends of $16.8 million and repayment of $5.7 million of debt on our 2005 Credit Facility.

2007 Credit Facility

On July 20, 2007, the Company entered into the 2007 Credit Facility for the purpose of acquiring the nine new Capesize vessels and refinancing the Company’s existing 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is Mandated Lead Arranger, Bookrunner, and Administrative Agent. The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the 2005 Credit Facility and the Short-Term Line, which have been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility is $1,377 million.  Lastly, the Company, as required, pledged all of the Jinhui shares it has purchased as collateral against the 2007 Credit Facility.  As of March 31, 2008, $362.5 million remains available to fund future vessel acquisitions.  The Company may borrow up to $50 million of the $362.5 million for working capital purposes.

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

•	up to $50 million of working capital; and

•	the issuance of up to $50 million of standby letters of credit. At March 31, 2008, there were no letters of credit issued under the 2007 Credit Facility.

All amounts owing under the 2007 Credit Facility are secured by the following:

•	cross-collateralized first priority mortgages of each of the Company’s existing vessels and any new vessels financed with the 2007 Credit Facility;

•	an assignment of any and all earnings of the mortgaged vessels;

•	an assignment of all insurances of the mortgaged vessels;

•	a first priority perfected security interest in all of the shares of Jinhui owned by the Company;

•
an assignment of the shipbuilding contracts and an assignment of the shipbuilder’s refund guarantees meeting the Administrative Agent’s criteria for any additional newbuildings financed under the 2007 Credit Facility; and

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

•
The aggregate fair market value of the mortgaged vessels must at all times be at least 130% of the aggregate outstanding principal amount under the 2007 Credit Facility plus all letters of credit outstanding; the Company has a 30 day remedy period to post additional collateral or reduce the amount of the revolving loans and/or letters of credit outstanding.

Other covenants in the 2007 Credit Facility are substantially similar to the covenants in the Company’s previous credit facilities.  As of March 31, 2008, the Company has been in compliance with these covenants since the inception of the facility.

The Company can continue to pay cash dividends in accordance with its dividend policy and certain terms of the credit agreement so long as no event of default has occurred and is continuing and no event of default will occur as a result of the payment of such dividend.  In addition, the 2007 Credit Facility was amended as of February 13, 2008 to permit the Company to implement its share repurchase program, which was recently approved by its board of directors.  Under this amendment, the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.  For further details of our share repurchase program, see Note 6 to our financial statements.

Due to refinancing of the Company’s previous facilities, the Company incurred a non-cash write-off of the unamortized deferred financing cost in the amount of $3.6 associated with the Company’s previous facilities.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

The Company has entered into nine interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $681.2 million and the swaps have specified rates and durations.  The following table summarizes the interest rate swaps in place as of March 31, 2008 and December 31, 2007:

Interest Rate Swap Detail				March 31, 2008	December 31, 2007
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
				(in thousands)
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
9/7/07	4.56%	10/1/07	12/31/09	75,000	75,000
7/31/07	5.115%	11/30/07	11/30/11	100,000	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000	100,000
1/22/08	2.89%	2/1/08	2/1/11	50,000

				$681,233	$631,233

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

The interest (expense) income pertaining to the interest rate swaps for the three months ended March 31, 2008 and 2007 was ($0.5) million and $0.2 million, respectively.

The swap agreements, with effective dates on or prior to March 31, 2008 synthetically convert variable rate debt the fixed interest rate of swap plus the Applicable Margin (which is 0.85% per annum for the first five years of the 2007 Credit Facility and 0.90% thereafter).  If the Company’s ratio of Total Debt to Total Capitalization (each as defined in the credit agreement for the 2007 Credit Facility) is greater than or equal to 70%, the Applicable Margin increases to 0.90% for the first five years and 0.95% thereafter.

The liability associated with the swaps at March 31, 2008 and December 31, 2007 is $44.9 million and $21.0 million, respectively, and are presented as the fair value of derivatives on the balance sheet.  The Company considered the creditworthiness of both the Company and the counterparty in determining the fair value of the interest rate derivatives, and such consideration resulted in an immaterial adjustment to the fair value of derivatives on the balance sheet.  Valuations prior to any adjustments for credit risk are validated by comparison with counterparty valuations.  Amounts are not and should not be identical due to the different modeling assumptions, however amounts are expected to be (and are) close.  Any material differences are investigated.  As of March 31, 2008 and December 31, 2007, the Company has accumulated OCI of ($45.0) million and ($21.1) million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in income or (loss) from derivative instruments of $0.1 and $0, respectively for the three months ended March 31, 2008 and 2007.  At March 31, 2008, ($7.1) million of OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

The Company has entered into a number of short-term forward currency contracts to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described above under the heading “Short-term investments” in Note 2 of our financial statements.  At March 31, 2008, the Company had one short-term forward currency contract to hedge the Company’s exposure to the Norwegian Kroner related to the cost basis of Jinhui stock as described above.  The forward currency contract for a notional amount of 739.2 million NOK (Norwegian Kroner) or $145.5 million, matured on April 18, 2008.  At December 31, 2007, the Company had one short-term forward currency contract to hedge the Company’s exposure to the Norwegian Kroner related to the cost basis of Jinhui stock as described above.  The forward currency contract for a notional amount of 685.1 million NOK (Norwegian Kroner) or $124.6 million, matured on January 17, 2008. As forward contracts expire, the Company continues to enter into new forward currency contracts for the cost basis of the Short-term investment, excluding commissions.  However, the hedge is limited to the lower of the cost basis or the market value at time of designation.  As of April 18, 2008, the Company has a forward currency contract for the notional amount of 739.2 million NOK for $148.7 million.  For the three months ended March 31, 2008 and March 31, 2007, the net losses (realized and unrealized) of $0.1 million and $0, respectively, related to the forward currency contracts and to the hedged translations gain on the cost basis of the Jinhui stock are reflected as (loss) income from derivative instruments and are included as a component of other expense.  The current asset associated with the forward currency contract at March 31, 2008 is $0.2 million and is presented as the fair value of derivatives on the balance sheet.  The short-term liability associated with the forward currency contract at December 31, 2007 is $1.4 million and is presented as the fair value of derivatives on the balance sheet.  The Company considered the creditworthiness of both the Company and the counterparty in determining the fair value of the forward currency contracts and such consideration resulted in an immaterial adjustment to the fair value of derivatives on the balance sheet.  The gain or loss associated with either the asset or liability associated with the forward currency contracts is included in the net (loss) income from derivative instruments.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of March 31, 2008.

Interest Rates

For the three months ended March 31, 2008, the effective interest rate associated with the interest expense for the 2007 Credit Facility, including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, and the cost associated with unused commitment fees with this facility was 5.24%.  For the three months ended March 31, 2007, the effective interest rate associated with the interest expense for the 2005 Credit Facility, including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, and the cost associated with unused commitment fees with this facility was 6.57%.

The interest rate on the debt, excluding the unused commitment fees, ranged from 3.41% to 6.1% and from 6.26% to 6.39%, for the three months ended March 31, 2008 and 2007, respectively.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of March 31, 2008.    The table incorporates the agreement to acquire the remaining four Capesize vessels for $385.6 million, the agreement to acquire two Panamax vessels and one Supramax vessel for approximately $257.0 million, inclusive of commissions for these acquisitions, and the employment agreement entered into in September 2007 with the Chief Financial Officer, John Wobensmith.  The Company plans to fund the remaining acquisitions with the remaining availability under the credit facility and cash generated from operations.  The interest and fees are also reflective of the 2007 Credit Facility and the interest rate swap agreements as discussed above under “Interest Rate Swap Agreements and Forward Freight Agreements and Currency Swap Agreements.”

	Total	Within One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
2007 Credit Facility	$1,014,500	$-	$-	$-	$1,014,500
Remainder of purchase price of acquisitions (2)	$642,600	$353,800	$288,800	$-	$-
Interest and borrowing fees	$382,759	$39,621	$103,937	$96,053	$143,148
Executive employment agreement	$544	$278	$266	$-	$-
Office lease	$6,514	$364	$982	$1,036	$4,132

(1)	Represents the nine month period ending December 31, 2008.
(2)
The timing of these obligations are based on estimated delivery dates for the remaining four Capesize vessels which are currently being constructed, as well as the two Panamax vessels and the one Supramax vessel, and the obligation is inclusive of the commission due to brokers upon purchase of the vessels.

Interest expense has been estimated using the fixed hedge rate for the effective period and notional amount of the debt which is effectively hedged and 2.9375% for the portion of the debt that has no designated swap against it, plus the applicable bank margin of 0.85% in the first five years of the 2007 Credit Facility and 0.90% in the last five years, as long as the ratio of Total Debt to Total Capitalization as defined in the 2007 Credit Facility remains below 70%. If the ratio of Total Debt to Total Capitalization is equal to or greater than 70% then the applicable margin is increased to 0.90% in the first five years of the 2007 Credit Facility and 0.95% in the last five years.   The Company is obligated to pay certain commitment fees in connection with the 2007 Credit Facility.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings. We estimate our drydocking costs and scheduled off-hire days for our fleet through 2009 to be:

Year	Estimated Drydocking Cost (U.S. dollars in millions)	Estimated Off-hire Days

2008 (April 1- December 31, 2008)	$4.2	120
2009	3.7	100

The costs reflected are estimates based on drydocking our vessels in China.  We estimate that each drydock will result in 20 days of off-hire.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.

During the first quarter of 2008, the Genco Challenger completed drydocking at a cost of $0.5 million.

We estimate that six of our vessels will be drydocked in the remainder of 2008, of which one will be drydocked during the second quarter of 2008 and five vessels in the second half of 2008.  An additional five of our vessels will be drydocked in 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Inflation has only a moderate effect on our expenses given current economic conditions. In the event that significant global inflationary pressures appear, these pressures would increase our operating, voyage, general and administrative, and financing costs.  However, the Company expects its costs to increase based on the anticipated increased cost for crewing and lubes.

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

DUE FROM CHARTERERS, NET

Due from charterers, net includes accounts receivable from charters net of the provision for doubtful accounts. At each balance sheet date, the Company provides for the provision based on a review of all outstanding charter receivables. Included in the standard time charter contracts with our customers are certain performance parameters, which if not met can result in customer claims.  As of March 31, 2008 and December 31, 2007, we had no reserve against due from charterers balance and a reserve of $0.6 million and $0.7 million, respectively in deferred revenue, each of which is associated with estimated customer claims against the Company, including time charter performance issues.

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

SHORT-TERM INVESTMENTS-

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as Available For Sale (“AFS”) and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of OCI.  Effective August 16, 2007, the Company has elected hedge accounting for forward currency contracts in place associated with the cost basis of the Jinhui shares, however the hedge is limited to the lower of the cost basis or the market value at time of designation.  Therefore the unrealized currency gain or loss associated with the hedged portion or the cost basis in the Jinhui shares will now be reflected in the income statement as income or (loss) from derivative instruments to offset the gain or loss associated with these forward currency contracts.  The cost of securities when sold is based on the specific identification method.  Realized gains and losses on the sale of these securities will be reflected in the consolidated statement of operations in other (expense) income.  Additionally, the realized gain or loss on the forward currency contracts is reflected in the Consolidated Statement of Cash Flows as an investing activity and is reflected in the caption Payments on forward currency contracts, net.

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

DERIVATIVE FINANCIAL INSTRUMENTS-

Interest rate risk management

The Company is exposed to the impact of interest rate changes.  The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to borrowings for the purpose of acquiring drybulk vessels.  These borrowings are subject to a variable borrowing rate.  The Company uses pay-fixed receive-variable interest rate swaps to manage future interest costs and the risk associated with changing interest rate obligations.  These swaps are designated as cash flow hedges of future variable rate interest payments and are tested for effectiveness on a quarterly basis.

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

Based on the publicly traded requirement of the Section 883 regulations, we believe that the Company qualified for exemption from income tax for 2007.  In order to meet the publicly traded requirement, our stock must be treated as being primarily and regularly traded for more than half the days of any such year. Under the Section 883 regulations, our qualification for the publicly traded requirement may be jeopardized if shareholders of our common stock that own five percent or more of our stock (“5% shareholders”) own, in the aggregate, 50% or more of our common stock for more than half the days of the year.   We believe that during 2007, the combined ownership of our 5% shareholders did not equal 50% or more of our common stock for more than half the days of 2007. However if our 5% shareholders were to increase their ownership to 50% or more of our common stock for more than half the days of 2008 or any future taxable year, we may not be eligible to claim exemption from tax under Section 883 for that taxable year. We can therefore give no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for exemption from tax in 2008 or in future years.

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

ITEM 3.                      QUALITATIVE AND QUANTITATIVE MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  At March 31, 2008, we held nine interest rate risk management instruments and at December 31, 2007 we held eight such instruments, in order to manage future interest costs and the risk associated with changing interest rates.

The Company has entered into nine interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $681.2 million and the swaps have specified rates and durations.  The following table summarizes the interest rate swaps in place as of March 31, 2008 and December 31, 2007:

Interest Rate Swap Detail				March 31, 2008	December 31, 2007
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
				(in thousands)
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
9/7/07	4.56%	10/1/07	12/31/09	75,000	75,000
7/31/07	5.115%	11/30/07	11/30/11	100,000	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000	100,000
1/22/08	2.89%	2/1/08	2/1/11	50,000

				$681,233	$631,233

The swap agreements, with effective dates on or prior to March 31, 2008 synthetically convert variable rate debt the fixed interest rate of swap plus the Applicable Margin (which is 0.85% per annum for the first five years of the 2007 Credit Facility and 0.90% thereafter).  If the Company’s ratio of Total Debt to Total Capitalization (each as defined in the credit agreement for the 2007 Credit Facility) is greater than or equal to 70%, the Applicable Margin increases to 0.90% for the first five years and 0.95% thereafter.

The liability associated with the swaps at March 31, 2008 and December 31, 2007 is $44.9 million and $21.0 million, respectively, and are presented as the fair value of derivatives on the balance sheet.  As of March 31, 2008 and December 31, 2007, the Company has accumulated OCI of ($45.0) million and ($21.1) million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in income or (loss) from derivative instruments of $0.1 million and $0, respectively for the three months ended March 31, 2008 and 2007.  At March 31, 2008, ($7.1) million of OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

Derivative financial instruments

The Company entered into nine interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $681.2 million, and the swaps have specified rates and durations.  See “Interest Rate Risk” above under this Item 3for a table summarizing the interest rate swaps in place as of March 31, 2008 and December 31, 2007.

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

The interest (expense) income pertaining to the interest rate swaps for the three months ended March 31, 2008 and 2007was ($0.5) million and $0.2 million, respectively.

The swap agreements, with effective dates on or prior to March 31, 2008 synthetically convert variable rate debt the fixed interest rate of swap plus the Applicable Margin (which is 0.85% per annum for the first five years of the 2007 Credit Facility and 0.90% thereafter).  If the Company’s ratio of Total Debt to Total Capitalization (each as defined in the credit agreement for the 2007 Credit Facility) is greater than or equal to 70%, the Applicable Margin increases to 0.90% for the first five years and 0.95% thereafter.

The liability associated with the swaps at March 31, 2008 and December 31, 2007 is $44.9 million and $21.0 million, respectively, and are presented as the fair value of derivatives on the balance sheet.  As of March 31, 2008 and December 31, 2007, the Company has accumulated OCI of ($45.0) million and ($21.1) million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in income or (loss) from derivative instruments of $0.1 and $0, respectively for the three months ended March 31, 2008 and 2007.  At March 31, 2008, ($7.1) million of OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in interest rates because we have significant amounts of floating rate debt outstanding.  For the three months ended March 31, 2008, we paid LIBOR plus 0.85% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for the respective swap’s effective period.  For the three months ended March 31, 2007, LIBOR plus 0.95% on the 2005 Credit Facility for the debt in excess of any designated swap’s notional amount for the respective swap’s effective period.  For each effective swap, the interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the respective debt in place.  A 1% increase in LIBOR would result in an increase of $0.9 million in interest expense for the three months ended March 31, 2008, considering the increase would be only on the unhedged portion of the debt for which the rate differential on the respective swap is not in effect.

Currency and exchange rates risk

The international shipping industry’s functional currency is the U.S. Dollar. Virtually all of our revenues and most of our operating costs are in U.S. Dollars. We incur certain operating expenses in currencies other than the U.S. dollar, and the foreign exchange risk associated with these operating expenses is immaterial.

The Company has entered into a number of short-term forward currency contracts to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described above under the heading “Short-term investments” in Note 2 of our financial statements.  For further information on these forward currency contracts, please see page 43 under the heading “Interest Rate Swap Agreements and Forward Freight Agreements and Currency Swap Agreements.”

Upon maturation of the forward currency contract in place for 739.2 million NOK at March 31, 2008, a 1% change in the value of the Norwegian Kroner could result in a currency gain or loss of approximately $1.45 million.  However, since the Company is utilizing hedge accounting on the cost basis of the Jinhui stock, the effective portion of the currency translation gain or (loss) on the Available for Sale Security is netted against the fluctuation in the currency gain or loss on the forward currency contract itself to the extent of the hedged notional amount.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report. Based upon that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     PURCHASES OF EQUITY SECURITIES BY THE ISSUER

During the three months ended March 31, 2008, we did not repurchase any shares of our common stock pursuant to our share repurchase program.

ITEM 5.	OTHER INFORMATION

On May 9, 2008, the Company agreed to acquire three 2007 built vessels, consisting of two Panamax vessels and one Supramax vessel from, Bocimar International N.V. and Delphis N.V. for an aggregate purchase price of approximately $257 million.  For further details, please refer to Note 20 – Subsequent Events to our financial statements filed with this report and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the headings “Results of Operations—Revenues” and “Liquidity and Capital Resources” on pages 30, 35, and 39.

In compliance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, we have provided certifications of our Principal Executive Officer and Principal Financial Officer to the Securities and Exchange Commission.  The certifications provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 accompanying this report have not been filed pursuant to the Securities Exchange Act of 1934.

Item 6.  Exhibits

Exhibit	Document

10.1	Restricted Stock Grant Agreement dated January 10, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos (1)

10.2	Form of Director Restricted Stock Grant Agreement dated as of February 13, 2008 (1)

10.3
Amendment and Supplement No. 2 to Senior Secured Credit Agreement, dated as of February 13, 2008, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent (1)

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)           Filed with this Report.

(1)    Incorporated by reference to Genco Shipping & Trading Limited's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2008.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

            GENCO SHIPPING & TRADING LIMITED

DATE: May 12, 2008	By: /s/ Robert Gerald Buchanan Robert Gerald Buchanan President (Principal Executive Officer)
DATE: May 12, 2008	By: /s/ John C. Wobensmith John C. Wobensmith Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document

10.1	Restricted Stock Grant Agreement dated January 10, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos (1)

10.2	Form of Director Restricted Stock Grant Agreement dated as of February 13, 2008 (1)

10.3
Amendment and Supplement No. 2 to Senior Secured Credit Agreement, dated as of February 13, 2008, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)           Filed with this Report.

(1)    Incorporated by reference to Genco Shipping & Trading Limited's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2008.

(Remainder of page left intentionally blank)