Form 10-Q
period 2008-06-30
GENCO SHIPPING & TRADING LTD
filed 2008-08-08
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☒        Accelerated filer        Non-accelerated filer  

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes               No       X

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2008:
Common stock, $0.01 per share 31,795,978 shares.

Genco Shipping & Trading Limited

Form 10-Q for the three and six months ended June 30, 2008 and 2007
                                                                                           Page

PART I.       FINANCIAL INFORMATION

Item 1.	Financial Statements

a)	Consolidated Balance Sheets - June 30, 2008 and December 31, 2007 3

b)	Consolidated Statements of Operations - For the three and six months ended June 30, 2008 and 2007 4

c)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income - For the six months ended June 30, 2008 and 2007 5

d)	Consolidated Statements of Cash Flows - For the six months ended June 30, 2008 and 2007 6

e)	Notes to Consolidated Financial Statements For the three and six months ended June 30, 2008 and 2007 7

Item 2.	Management’s Discussion and Analysis of Financial Position and Results of Operations 32

            Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                   56

            Item 4. Controls and Procedures                                                                         59

PART II         OTHER INFORMATION

            Item 1. Legal Proceedings                                                                        59

            Item 2. Purchases of Equity Securities by the Issuer                                                       59

            Item 4. Submission of Matters to a Vote of Security Holders                                                     59

        Item 5. Other Information                                                                              60

            Item 6. Exhibits                                                                                61

Genco Shipping & Trading Limited
Consolidated Balance Sheets as of June 30, 2008
and December 31, 2007
(U.S. Dollars in thousands, except for share data)

	June 30, 2008	December 31,2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$95,964	$71,496
Short-term investments	158,952	167,524
Vessel held for sale	-	16,857
Due from charterers, net	3,900	2,343
Prepaid expenses and other current assets	12,079	9,374
Total current assets	270,895	267,594

Noncurrent assets:
Vessels, net of accumulated depreciation of $103,156 and $71,341, respectively	1,468,943	1,224,040
Deposits on vessels	197,666	149,017
Deferred drydock, net of accumulated depreciation of $1,535 and $941, respectively	5,152	4,552
Other assets, net of accumulated amortization of $630 and $288, respectively	6,230	6,130
Fixed assets, net of accumulated depreciation and amortization of $925 and $722, respectively	1,813	1,939
Fair value of derivative instrument	997	-
Total noncurrent assets	1,680,801	1,385,678

Total assets	$1,951,696	$1,653,272

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,617	$17,514
Current portion of long term debt	-	43,000
Deferred revenue	10,062	8,402
Fair value of derivative instruments	3,063	1,448
Total current liabilities	29,742	70,364

Noncurrent liabilities:
Deferred revenue	1,776	968
Deferred rent credit	715	725
Fair market value of time charters acquired	33,212	44,991
Fair value of derivative instruments	19,719	21,039
Long term debt	989,250	893,000
Total noncurrent liabilities	1,044,672	960,723

Total liabilities	1,074,414	1,031,087

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and
outstanding 31,780,978 and 28,965,809 shares at June 30, 2008 and December 31, 2007, respectively	318	290
Paid in capital	721,648	523,002
Accumulated other comprehensive (deficit) income	(5,651)	19,017
Retained earnings	160,967	79,876
Total shareholders’ equity	877,282	622,185

Total liabilities and shareholders’ equity	$1,951,696	$1,653,272

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007
(U.S. Dollars in Thousands, Except for Earnings per Share and Share Data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$104,572	$36,847	$196,242	$74,067

Operating expenses:
Voyage expenses	724	1,017	1,468	2,430
Vessel operating expenses	11,187	6,445	22,106	12,834
General and administrative expenses	4,431	3,052	8,842	6,247
Management fees	665	393	1,338	744
Depreciation and amortization	16,748	7,433	32,612	14,619
Gain on sale of vessel	-	-	(26,227)	(3,575)

Total operating expenses	33,755	18,340	40,139	33,299

Operating income	70,817	18,507	156,103	40,768

Other (expense) income:
(Loss) income from derivative instruments	(1,315)	(1,594)	(1,380)	(1,594)
Interest income	422	888	975	1,954
Interest expense	(11,615)	(4,080)	(23,402)	(7,570)
Income from short-term investments	2,590	-	2,590	-

Other (expense) income	(9,918)	(4,786)	(21,217)	(7,210)

Net income	$60,899	$13,721	$134,886	$33,558

Earnings per share-basic	$2.05	$0.54	$4.61	$1.33
Earnings per share-diluted	$2.03	$0.54	$4.58	$1.32
Weighted average common shares outstanding-basic	29,750,309	25,312,593	29,242,118	25,310,783
Weighted average common shares outstanding-diluted	29,957,698	25,456,413	29,436,024	25,439,043

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Unaudited)
For the Six Months Ended June 30, 2008
(U.S. Dollars in Thousands Except for Per Share and Share Data)

	Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance – January 1, 2008	$290	$523,002	$79,876	$19,017		$622,185

Net income			134,886		$134,886	134,886

Unrealized loss on short-term investments				(28,135)	(28,135)	(28,135)

Unrealized gain on currency translation on short-term investments, net				1,082	1,082	1,082

Unrealized derivative gain on cash flow hedges				2,385	2,385	2,385

Comprehensive income					$110,218

Cash dividends paid ($1.85 per share)			(53,795)			(53,795)

Issuance of common stock 2,702,669 shares	27	195,452				195,479

Issuance of 112,500 shares of nonvested stock	1	(1)				-

Nonvested stock amortization		3,195				3,195

Balance – June 30, 2008	$318	$721,648	$160,967	$(5,651)		$877,282

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2008 and 2007
(U.S. Dollars in Thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$134,886	$33,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,612	14,619
Amortization of deferred financing costs	342	272
Amortization of value of time charters acquired	(11,610)	917
Realized losses on forward currency contracts	9,607	-
Unrealized loss on derivative instruments	68	2,910
Unrealized gain on hedged short-term investment	(9,894)	-
Unrealized loss on forward currency contract	1,615	-
Realized income on short-term investments	(2,590)	-
Amortization of nonvested stock compensation expense	3,195	1,171
Gain on sale of vessel	(26,227)	(3,575)
Change in assets and liabilities:
Increase in due from charterers	(1,557)	(1,410)
Increase in prepaid expenses and other current assets	(1,683)	(1,842)
Increase in accounts payable and accrued expenses	1,600	1,212
Increase in deferred revenue	2,467	1,565
Decrease in deferred rent credit	(9)	(10)
Deferred drydock costs incurred	(1,195)	(1,847)
Net cash provided by operating activities	131,627	47,540

Cash flows from investing activities:
Purchase of vessels	(247,140)	(43)
Deposits on vessels	(80,641)	-
Purchase of short-term investments	(10,250)	(103,082)
Payments on forward currency contracts, net	(9,562)	-
Realized income on short-term investments	2,590	-
Proceeds from sale of vessel	43,080	13,004
Purchase of other fixed assets	(77)	(280)
Net cash used in investing activities	(302,000)	(90,401)

Cash flows from financing activities:
Proceeds from the 2007 Credit Facility	321,250	-
Repayments on the 2007 Credit Facility	(268,000)	-
Proceeds from the 2005 Credit Facility and Short-term Line	-	77,000
Repayments on the 2005 Credit Facility and Short-term Line	-	(5,700)
Cash dividends paid	(53,795)	(33,682)
Net proceeds from issuance of common stock	195,730	-
Payment of deferred financing costs	(344)	(513)
Net cash provided by financing activities	194,841	37,105
Net increase (decrease) in cash	24,468	(5,756)
Cash and cash equivalents at beginning of period	71,496	73,554
Cash and cash equivalents at end of period	$95,964	$67,798

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
 (U.S. Dollars in Thousands Except Per Share and Share Data)

Notes to Consolidated Financial Statements for the Three and Six Months Ended June 30, 2008 and 2007(unaudited)

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

On August 15, 2007, the Company decided to sell the two oldest vessels in its fleet, the Genco Commander and the Genco Trader.  On September 3, 2007, the Company reached an agreement to sell the Genco Commander, a 1994-built Handymax vessel, to Dan Sung Shipping Co. Ltd. for $44,450 less a 2% brokerage commission payable to a third party.  On December 3, 2007, the Company realized a net gain of $23,472 from the sale of the vessel and received net proceeds of $43,532.  Lastly, on October 2, 2007, the Company reached an agreement to sell the Genco Trader, a 1990-built Panamax vessel, to SW Shipping Co., Ltd for $44,000 less a 2% brokerage commission payable to a third party. On February 26, 2008, the Company realized a net gain of $26,227 from the sale of the vessel and received net proceeds of $43,080.  The Genco Trader was classified as held for sale at December 31, 2007.

On May 9, 2008, the Company agreed to acquire three 2007 built vessels, consisting of two Panamax vessels and one Supramax vessel, from Bocimar International N.V. and Delphis N.V. for an aggregate purchase price of approximately $257,000. Additionally, on June 16, 2008 the Company agreed to acquire six drybulk newbuildings from Lambert Navigation Ltd., Northville Navigation Ltd., Providence Navigation Ltd., and Prime Bulk Navigation Ltd., for an aggregate purchase price of $530 million. Upon completion of these acquisitions and the acquisition of the remaining four Capesize vessels from companies within the Metrostar Management Corporation group, Genco's fleet will consist of 41 drybulk vessels, consisting of twelve Capesize, eight Panamax, four Supramax, six Handymax and eleven Handysize vessels, with an aggregate carrying capacity of approximately 3,516,000 dwt and an average age of 5.8 years.

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of June 30, 2008:

Wholly Owned Subsidiaries	Vessels Acquired	dwt	Date Delivered	Year Built	Date Sold

Genco Reliance Limited	Genco Reliance	29,952	12/6/04	1999	—
Genco Glory Limited	Genco Glory	41,061	12/8/04	1984	2/21/07
Genco Vigour Limited	Genco Vigour	73,941	12/15/04	1999	—
Genco Explorer Limited	Genco Explorer	29,952	12/17/04	1999	—
Genco Carrier Limited	Genco Carrier	47,180	12/28/04	1998	—
Genco Sugar Limited	Genco Sugar	29,952	12/30/04	1998	—
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05	1999	—
Genco Progress Limited	Genco Progress	29,952	1/12/05	1999	—
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05	1997	—
Genco Success Limited	Genco Success	47,186	1/31/05	1997	—
Genco Beauty Limited	Genco Beauty	73,941	2/7/05	1999	—
Genco Knight Limited	Genco Knight	73,941	2/16/05	1999	—
Genco Leader Limited	Genco Leader	73,941	2/16/05	1999	—
Genco Marine Limited	Genco Marine	45,222	3/29/05	1996	—
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05	1997	—
Genco Trader Limited	Genco Trader	69,338	6/7/05	1990	2/26/08
Genco Muse Limited	Genco Muse	48,913	10/14/05	2001	—
Genco Commander Limited	Genco Commander	45,518	11/2/06	1994	12/3/07
Genco Acheron Limited	Genco Acheron	72,495	11/7/06	1999	—
Genco Surprise Limited	Genco Surprise	72,495	11/17/06	1998	—
Genco Augustus Limited	Genco Augustus	180,151	8/17/07	2007	—
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07	2007	—
Genco London Limited	Genco London	177,833	9/28/07	2007	—
Genco Titus Limited	Genco Titus	177,729	11/15/07	2007	—
Genco Challenger Limited	Genco Challenger	28,428	12/14/07	2003	—
Genco Charger Limited	Genco Charger	28,398	12/14/07	2005	—
Genco Warrior Limited	Genco Warrior	55,435	12/17/07	2005	—
Genco Predator Limited	Genco Predator	55,407	12/20/07	2005	—
Genco Hunter Limited	Genco Hunter	58,729	12/20/07	2007	—
Genco Champion Limited	Genco Champion	28,445	1/2/08	2006	—
Genco Constantine Limited	Genco Constantine	180,183	2/21/08	2008	—
Genco Raptor LLC	Genco Raptor	76,499	6/23/08	2007	—
Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08	2007	—
Genco Thunder LLC	Genco Thunder	76,499	Q4 2008 (1)	2007	—
Genco Hadrian Limited	Genco Hadrian	170,500	Q4 2008 (1)	2008 (2)	—
Genco Commodus Limited	Genco Commodus	170,500	Q2 2009 (1)	2009 (2)	—
Genco Maximus Limited	Genco Maximus	170,500	Q2 2009 (1)	2009 (2)	—
Genco Claudius Limited	Genco Claudius	170,500	Q3 2009 (1)	2009 (2)	—
Genco Aurelius Limited	Genco Aurelius	170,500	Q2 2009 (1)	2009 (2)	—
Genco Julian Limited	Genco Julian	170,500	Q3 2009 (1)	2009 (2)	—
Genco Valerian Limited	Genco Valerian	170,500	Q4 2009 (1)	2009 (2)	—
Genco Eagle Limited	Genco Eagle	32,000	Q4 2008 (1)	2008 (2)	—
Genco Falcon Limited	Genco Falcon	32,000	Q4 2008 (1)	2008 (2)	—
Genco Hawk Limited	Genco Hawk	32,000	Q1 2009 (1)	2009 (2)	—

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

Lastly, during May 2008, the Company closed on an equity offering of 2,702,669 shares of Genco common stock at an offering price of $75.47 per share.  The Company received net proceeds of $195,479 after deducting underwriters' fees and expenses.  On May 28, 2008, the Company utilized $195,000 of these proceeds to repay outstanding borrowings under the 2007 Credit Facility.  Additionally, in the same offering, OCM Fleet Acquisition LLC sold 1,000,000 shares at the same offering price of $75.47 per share.  The Company did not receive any proceeds from the common stock sold by OCM Fleet Acquisition LLC. As a result of the foregoing transactions, Mr. Georgiopoulos may be deemed to beneficially own 13.01% of our common stock (including shares held through Fleet Acquisition LLC), and OCM Fleet Acquisition LLC may be deemed to beneficially own 4.76% of our common stock.

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

Due from charterers, net

Due from charterers, net includes accounts receivable from charters net of the provision for doubtful accounts. At each balance sheet date, the Company provides for the provision based on a review of all outstanding charter receivables. Included in the standard time charter contracts with our customers are certain performance parameters, which if not met can result in customer claims.  As of June 30, 2008, we had a reserve of $160 against due from charterers balance, and at December 31, 2007, we had no reserve against due from charterers balance. As of June 30, 2008 and December 31, 2007, the Company had a reserve of $935 and $734, respectively in deferred revenue, each of which is associated with estimated customer claims against the Company including time charter performance issues.

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

Vessels, net

Vessels, net are stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage.  The Company also considers interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel.  Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard.  Depreciation expense for vessels for the three months ended June 30, 2008 and 2007 was $16,339, and $6,988, respectively.  Depreciation expense for vessels for the six months ended June 30, 2008 and 2007 was $31,815, and $13,900 respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt). At June 30, 2008 and 2007, the Company estimated the residual value of vessels to be $175/lwt.

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
Computer equipment                                                                     3 years

Depreciation expense for fixed assets for the three months ended June 30, 2008 and 2007 was $101, and $99, respectively.  Depreciation expense for fixed assets for the six months ended June 30, 2008 and 2007 was $203, and $190, respectively.

Deferred drydocking costs

The Company’s vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. The Company capitalizes the costs associated with the drydockings as they occur and depreciates these costs on a straight-line basis over the period between drydockings. Costs capitalized as part of a vessel’s drydocking include actual costs incurred at the drydocking yard; cost of parts that are reasonably made in anticipation of reducing the duration or cost of the drydocking; cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking.  Depreciation expense for drydocking for the three months ended June 30, 2008 and 2007 was $309, and $345, respectively.  Depreciation expense for drydocking for the six months ended June 30, 2008 and 2007 was $594, and $528, respectively.

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

For the three and six months ended June 30, 2008 and 2007, no impairment charges were recorded, based on the analysis described above.

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

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include vessel and drydock valuations, the valuation of amounts due from charterers, performance claims, and fair value of derivative instruments. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral.  Although the Company earned 100% of revenues from fifteen and thirteen customers, for the three months ended June 30, 2008 and 2007, respectively, and 100% of revenues from seventeen and sixteen customers, respectively, for the six months ended June 30, 2008 and 2007, management does not believe significant risk exists in connection with the Company’s concentrations of credit at June 30, 2008 and December 31, 2007.

For the three months ended June 30, 2008 there are two customers that individually accounted for more than 10% of revenue, which represented 32.80% and 14.30% of revenue, respectively.   For the three months ended June 30, 2007 there are four customers that individually accounted for more than 10% of revenue, which represented 16.31%, 11.67%, 10.97% and 10.09% of revenue, respectively.

For the six months ended June 30, 2008 there are two customers that individually accounted for more than 10% of revenue, which represented 30.36%, and 15.58% of revenue, respectively.  The six months ended June 30, 2007 there are three customers that individually accounted for more than 10% of revenue, which represented 16.04%, 11.97%, and 10.41% of revenue, respectively.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments such as amounts due to / due from charterers, and accounts payable approximate their individual carrying amounts as of June 30, 2008 and December 31, 2007 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facility.

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

Additionally, in February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods with those fiscal years for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009 for calendar year end entities. The Company has already adopted this Statement except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2. The partial adoption of SFAS No. 157 did not have a significant impact on its consolidated results of operations or financial position. The Company is currently evaluating the effect that the adoption of SFAS No. 157, as it relates to nonfinancial assets and liabilities, will have on its consolidated results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS No. 141R also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As the provisions of SFAS No. 141R are applied prospectively, the impact to the Company cannot be determined until any such transactions occur.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement 133” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under SFAS No. 133. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company’s management is currently assessing the new disclosure requirements required by SFAS 161.

3 - CASH FLOW INFORMATION

The Company currently has nine interest rate swaps, and these swaps are described and discussed in Note 8. The fair value of eight of the swaps is in a liability position of $19,719 and one of the swaps is in an asset position of $997 as of June 30, 2008.  At December 31, 2007, the swaps were in a liability position of $21,039.

For the six months ended June 30, 2008, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $92 for the purchase of vessels, $491 associated with deposits on vessels, $51 for the purchase of short-term investments, $98 associated with deferred financing costs, and $251 for expenses associated with issuance of common stock in May 2008, which are not reflected in net proceeds of such issuance at June 30, 2008.  Additionally, for the six months ended June 30, 2008, the Company had items in prepaid expenses and other current assets consisting of $1,460 which reduced the deposits on vessels. The Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses for the purchase of fixed assets of approximately $14 for the six months ended June 30, 2007.

For the six months ended June 30, 2008, the Company made a non-cash reclassification of $30,335 from deposits on vessels to vessels net of accumulated depreciation due to the completion of the purchase of the Genco Champion and Genco Constantine.

During the six months ended June 30, 2008, the cash paid for interest, including interest amounts capitalized was $26,733.  During the six months ended June 30, 2007, the cash paid for interest was $6,302 and no interest costs were capitalized.

 On January 10, 2008 the Board of Directors approved a grant of 100,000 shares of nonvested common stock to Peter Georgiopoulos, Chairman of the Board.  The fair value of such nonvested stock was $4,191 on the grant date and was recorded in equity.  Additionally, on February 13, 2008, the Company made grants of nonvested common stock under the Plan in the amount of 12,500 shares to directors of the Company. The fair value of such nonvested stock was $689 on the grant date and was recorded in equity.

On February 8, 2007 the Company granted nonvested stock to certain directors and employees. The fair value of such nonvested stock was $494 on the grant date and was recorded in equity.  Additionally, during January 2007, nonvested stock forfeited amounted to $54 for shares granted in 2005 and is recorded in equity.  Lastly, during May 2007, nonvested stock forfeited amounted to $88 for shares granted in 2006 and 2005 and is recorded in equity.

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

On June 16, 2008 the Company agreed to acquire six drybulk newbuildings from Lambert Navigation Ltd., Northville Navigation Ltd., Providence Navigation Ltd., and Prime Bulk Navigation Ltd., for an aggregate purchase price of $530,000.  Additionally, on May 9, 2008, the Company agreed to acquire three 2007 built vessels, consisting of two Panamax vessels and one Supramax vessel, from Bocimar International N.V. and Delphis N.V for an aggregate purchase price of approximately $257,000.  Upon completion of these  acquisitions and the acquisition of the remaining four Capesize vessels from companies within the Metrostar Management Corporation group, Genco's fleet will consist of 41 drybulk vessels, consisting of twelve Capesize, eight Panamax, four Supramax, six Handymax and eleven Handysize vessels, with an aggregate carrying capacity of approximately 3,516,000 dwt and an average age of  5.8 years.

On February 26, 2008, the Company completed the sale of the Genco Trader.  The Company realized a net gain of approximately $26,227 and had net proceeds of $43,080 from the sale of the vessel in the first quarter of 2008.  The Company had previously reached an agreement, on October 2, 2007, to sell the Genco Trader, a 1990-built Panamax vessel, to SW Shipping Co., Ltd for $44,000 less a 2% brokerage commission payable to a third party.  The Genco Trader was classified as held for sale at December 31, 2007 in the amount of $16,857.

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

On January 2, 2008, the Company completed the acquisition of the Genco Champion, the last vessel acquired from affiliates of Evalend Shipping Co. S.A. On August 10 and August 13, 2007, the Company had agreed to acquire six drybulk vessels (three Supramax and three Handysize) from affiliates of Evalend Shipping Co. S.A. for a net purchase price of $336,000, consisting of the value of the vessels and the liability for the below market time charter contract acquired.  As of December 31, 2007, the Company had completed the acquisition of five of the vessels, the Genco Predator, Genco Warrior, Genco Hunter, Genco Charger, and Genco Challenger.

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

Below and above market time charters acquired were amortized as an (increase) or decrease to revenue in the amounts of ($4,761) and $461, respectively, for the three months ended June 30, 2008 and June 30, 2007.

Below and above market time charters acquired were amortized as an (increase) or decrease to revenue in the amounts of ($11,610) and $917, respectively, for the six months ended June 30, 2008 and June 30, 2007.

Capitalized interest associated with the new building contracts acquired for the three months ended June 30, 2008 and 2007 were $492 and $0, respectively.   Capitalized interest associated with the new building contracts acquired for the six months ended June 30, 2008 and 2007 were $1,249 and $0, respectively.

See Note 1 for discussion on the initial acquisition of our initial 16 drybulk carriers and details of other acquisitions.

The purchase and sale of the aforementioned vessels is consistent with the Company's strategy of selectively expanding the number and maintaining the high-quality vessels in the fleet.

5 – SHORT-TERM INVESTMENTS

At June 30, 2008 and December 31, 2007, the Company holds an investment of 16,335,100 and 15,439,800 shares of Jinhui capital stock, respectively, which is recorded at the fair value of $158,952 and $167,524, respectively based on the closing price on June 30, 2008 and December 28, 2007 (the last trading date on the Oslo exchange in 2007) of 49.50 NOK and 59.00 NOK, respectively.  The unrealized gain due to the appreciation of stock and currency translation gain at June 30, 2008 is $10,404 and $22,681; respectively.  The unrealized gain due to the appreciation of stock and currency translation gain December 31, 2007 was $38,540 and $11,705, respectively.   The unrealized currency translation gain for any unhedged portion at June 30, 2008 and December 31, 2007 is $2,627 and $1,545, respectively and is recorded as a component of OCI since this investment is designated as an AFS security.  Effective on August 16, 2007, the Company elected to utilize hedge accounting for forward contracts hedging the currency risk associated with the Norwegian Kroner cost basis in the Jinhui stock.  The hedge is limited to the lower of the cost basis or the market value at time of the designation.  For the three months ended June 30, 2008, fair value hedge accounting resulted in recognizing both an unrealized currency translation gain of $1,962 on the stock basis and offsetting losses on the hedged forward contracts.  For the three months ended June 30, 2007, the Company did not utilize fair value hedge accounting.  For the six months ended June 30, 2008, fair value hedge accounting resulted in recognizing both an unrealized currency translation gain of $10,976 on the stock basis and offsetting losses on the hedged forward contracts.  For the six months ended June 30, 2007, the Company did not utilize fair value hedge accounting. The unrealized appreciation in the stock and the currency translation gain above the cost basis are recorded as a component of OCI.  Realized gains and losses on the sale of these securities will be reflected in the consolidated statement of operations in other (expense) or income once sold.  Time value of the forward contracts are excluded from effectiveness testing and recognized currently in income.  For the six months ended  June 30, 2008 and June 30, 2007, an immaterial amount was recognized in income or (expense) from derivative instruments associated with excluded time value and ineffectiveness.

At June 30, 2008, the Company had one short-term forward currency contract to hedge the Company’s exposure to the Norwegian Kroner related to the cost basis of Jinhui stock as described above.  The forward currency contract for a notional amount of 739.2 million NOK (Norwegian Kroner) or $142,378, matured on July 21, 2008. At December 31, 2007, the Company had one short-term forward currency contract to hedge the Company’s exposure to the Norwegian Kroner related to the cost basis of Jinhui stock as described above.  The forward currency contract for a notional amount of 685.1 million NOK (Norwegian Kroner) or $124,557, matured on January 17, 2008. As forward contracts expire, the Company continues to enter into new forward currency contracts for the cost basis of the Short-term investment, excluding commissions.  However, the hedge is limited to the lower of the cost basis or the market value at time of designation.  As of July 17, 2008, the Company has a forward currency contract for the notional amount of 739.2 million NOK for $144,947.  For the three months ended June 30, 2008 and June 30, 2007, the net losses (realized and unrealized) of $1,200 and $1,910, respectively, related to the forward currency contracts and to the hedged translations gain on the cost basis of the Jinhui stock are reflected as (loss) income from derivative instruments and are included as a component of other expense.  For the six months ended June 30, 2008 and June 30, 2007, the net losses (realized and unrealized) of $1,283 and $1,910, respectively,  related to the forward currency contracts and to the hedged translations gain on the cost basis of the Jinhui stock are reflected as (loss) income from derivative instruments and are included as a component of other expense. The short-term liability associated with the forward currency contract at June 30, 2008 and December 31, 2007 is $3,063, and $1,448, respectively, and is presented as the fair value of derivatives on the balance sheet.  The loss associated with these respective liabilities is included as a component of (loss) income from derivative instruments and is offset by a reclassification from OCI for the hedged portion of the currency gain (loss) on short-term investments.

6 - EARNINGS PER COMMON SHARE

The computation of basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings (loss) per share assumes the vesting of nonvested stock awards (see Note 18), for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the three and six months ended June 30, 2008 and 2007, the restricted stock grants are dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	29,750,309	25,312,593	29,242,118	25,310,783

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	29,750,309	25,312,593	29,242,118	25,310,783

Weighted average restricted stock awards	207,389	143,820	193,906	128,260

Weighted average common shares outstanding, diluted	29,957,698	25,456,413	29,436,024	25,439,043

On February 13, 2008, our board of directors approved a share repurchase program for up to a total of $50,000 of the Company's common stock.  The board will review the program after 12 months.  Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company's discretion and without notice. Repurchases will be subject to restrictions under the 2007 Credit Facility.  The 2007 Credit Facility was amended as of February 13, 2008 to permit the share repurchase program and provide that the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.  No such purchases have been made through June 30, 2008.

7 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

In June 2006, the Company made an employee performing internal audit services available to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board, Chief Executive Officer and President.   For the six months ended June 30, 2008 and 2007, the Company invoiced $65 and $64, respectively, to GMC for the time associated with such internal audit services.  Additionally, during the six months ended June 30, 2008 and 2007, the Company incurred travel and other related expenditures totaling $156 and $69, respectively, reimbursable to GMC or its service provider.   For the six months ended June 30, 2008 approximately, $9 of these travel expenditures were paid from the gross proceeds received from the May 2008 equity offering and as such were included in the determination of net proceeds.  At June 30, 2008, the amount due the Company is $4, and at December 31, 2007, the amount due GMC from the Company is $69.

During the six months ended June 30, 2008 and 2007, the Company incurred legal services aggregating $61 and $29 from Constantine Georgiopoulos, father of Peter C. Georgiopoulos, Chairman of the Board. At June 30, 2008 and December 31, 2007, $42 and $86, respectively, was outstanding to Constantine Georgiopoulos.

In December 2006, the Company engaged the services of WeberCompass (Hellas) S.A. (“WC”), a shipbroker, to facilitate the sale of the Genco Glory.  One of our directors, Basil G. Mavroleon, is a Managing Director of WC and a Managing Director and shareholder of Charles R. Weber Company, Inc., which is 50% shareholder of WC.  WC was paid a commission of $132, or 1% of the gross selling price of the Genco Glory. No amounts were due to WC at June 30, 2008 or at December 31, 2007.

During March 2007, the Company utilized the services of North Star Maritime, Inc. (“NSM”) which is owned and operated by one of our directors, Rear Admiral Robert C. North, USCG (ret.).  NSM, a marine industry consulting firm, specializes in international and domestic maritime safety, security and environmental protection issues.  NSM was paid $7 for services rendered in March 2007.  No amounts were due to NSM at June 30, 2008 or at December 31, 2007.

8 - LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2008	December 31, 2007

Revolver, 2007 Credit Facility	$989,250	$936,000
Less: Current portion	-	43,000

Long-term debt	$989,250	$893,000

2007 Credit Facility

On July 20, 2007, the Company entered into a new credit facility with DnB Nor Bank ASA (the “2007 Credit Facility”) for the purpose of acquiring the nine new Capesize vessels and refinancing the Company’s existing 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent. The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the 2005 Credit Facility and the Short-Term Line, and these two facilities have accordingly been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility is $1,377,000.  Subsequent to the equity offering completed in October 2007, the Company is no longer required pay up to $6,250 or such lesser amount as is available from Net Cash Flow (as defined in the credit agreement for the 2007 Credit Facility) each fiscal quarter to reduce borrowings under the 2007 Credit Facility.  As of June 30, 2008, $387,750 remains available to fund future vessel acquisitions.  The Company may borrow up to $50,000 of the $387,750 for working capital purposes.

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

•	up to $50,000 of working capital; and

•	the issuance of up to $50,000 of standby letters of credit. At June 30, 2008, there were no letters of credit issued under the 2007 Credit Facility.

All amounts owing under the 2007 Credit Facility are secured by the following:

•	cross-collateralized first priority mortgages of each of the Company’s existing vessels and any new vessels financed with the 2007 Credit Facility;

•	an assignment of any and all earnings of the mortgaged vessels;

•	an assignment of all insurances of the mortgaged vessels;

•	a first priority perfected security interest in all of the shares of Jinhui owned by the Company;

•
an assignment of the shipbuilding contracts and an assignment of the shipbuilder’s refund guarantees meeting the Administrative Agent’s criteria for any additional newbuildings financed under the 2007 Credit Facility; and

•	a first priority pledge of the Company’s ownership interests in each subsidiary guarantor.

The Company has completed a pledge of its ownership interests in the subsidiary guarantors that own the vessels acquired or to be acquired.  The other collateral described above was pledged, as required, within thirty days of the effective date of the 2007 Credit Facility.

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

•
After July 20, 2007, consolidated net worth must be no less than $263,300 plus 80% of the value of the any new equity issuances of the Company from June 30, 2007.  Based on the equity offerings completed in October 2007 and May 2008, consolidated net worth must be no less than $590,780.

•
The aggregate fair market value of the mortgaged vessels must at all times be at least 130% of the aggregate outstanding principal amount under the 2007 Credit Facility plus all letters of credit outstanding; the Company has a 30 day remedy period to post additional collateral or reduce the amount of the revolving loans and/or letters of credit outstanding.

Other covenants in the 2007 Credit Facility are substantially similar to the covenants in the Company’s previous credit facilities.  The Company believes it has been in compliance with these covenants since the inception of the facility through June 30, 2008.

On June 18, 2008, the Company entered into an amendment to the 2007 Credit Facility allowing the Company to prepay vessel deposits to give the Company flexibility in refinancing potential vessel acquisitions.

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

The following table sets forth the repayment of the outstanding debt of $989,250 at June 30, 2008 under the 2007 Credit Facility:

Period Ending June 30,	Total

2008 (July 1, 2008 – December 31, 2008)	$-
2009	-
2010	-
2011	-
2012	-
Thereafter	989,250

Total long-term debt	$989,250

Interest rates

For the three months ended June 30, 2008, the effective interest rate associated with the interest expense for the 2007 Credit Facility, including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, and the cost associated with unused commitment fees with this facility was 5.31%.  For the three months ended June 30, 2007, the effective interest rate associated with the interest expense for the 2005 Credit Facility and Short-Term Line, including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, and the cost associated with unused commitment fees with this facility was 6.54%.

For the six months ended June 30, 2008, the effective interest rate associated with the interest expense for the 2007 Credit Facility, including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, and the cost associated with unused commitment fees with this facility, was 5.27%.  For the six months ended June 30, 2007, the effective interest rate associated with the interest expense for the 2005 Credit Facility and Short-Term Line, including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, and the cost associated with unused commitment fees with this facility, was 6.51%.

The interest rate on the debt, excluding the unused commitment fees, ranged from 2.98% to 5.60% and from 6.23% to 6.33%, for the three months ended June 30, 2008 and 2007, respectively.  The interest rate on the debt, excluding the unused commitment fees, ranged from 2.98% to 6.10% and from 6.23% to 6.39%, for the six months ended June 30, 2008 and 2007, respectively.

Short-Term Line - Refinanced by the 2007 Credit Facility

On May 3, 2007, the Company entered into a short-term line of credit facility under which DnB NOR Bank ASA, Grand Cayman Branch and Nordea Bank Norge ASA, Grand Cayman Branch are serving as lenders (the “Short-Term Line”).   The Short-Term Line was used to fund a portion of acquisitions we made in the shares of capital stock of Jinhui.  Under the terms of the Short-Term Line, we were allowed to borrow up to $155,000 for such acquisitions, and we had borrowed a total of $77,000 under the Short-Term Line prior to its refinancing.  The term of the Short-Term Line was for 364 days, and the interest on amounts drawn was payable at the rate of LIBOR plus a margin of 0.85% per annum for the first six month period and LIBOR plus a margin of 1.00% for the remaining term.  We were obligated to pay certain commitment and administrative fees in connection with the Short-Term Line.  The Company, as required, pledged all of the Jinhui shares it has purchased as collateral against the Short-Term Line.  The Short-Term Line incorporated by reference certain covenants from our 2005 Credit Facility.

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

The 2005 Credit Facility had certain financial covenants that require the Company, among other things, to:  ensure that the fair market value of the collateral vessels maintains a certain multiple as compared to the outstanding indebtedness; maintain a specified ratio of total indebtedness to total capitalization; maintain a specified ratio of earnings before interest, taxes, depreciation and amortization to interest expense; maintain a net worth of approximately $263,000; and maintain working capital liquidity in an amount of not less than $500 per vessel securing the borrowings.  Additionally, there were certain non-financial covenants that required the Company, among other things, to provide the lenders with certain legal documentation, such as the mortgage on a newly acquired vessel using funds from the 2005 Credit Facility, and other periodic communications with the lenders that include certain compliance certificates at the time of borrowing and on a quarterly basis.  For the period since facility inception through retirement of the facility, the Company believes it was in compliance with these covenants, except for an age covenant in conjunction with the acquisition of the Genco Commander, a 1994 vessel, for which the Company obtained a waiver for the term of the agreement.

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

The 2005 Credit Facility has been refinanced with the 2007 Credit Facility.

Letter of credit

In conjunction with the Company entering into a long-term office space lease (See Note 16 - Lease Payments), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit. As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank.  The letter of credit amount as of June 30, 2008 and December 31, 2007 was in the amount of $520, at a fee of 1% per annum. The letter of credit is reduced to $416 on August 1, 2008 and is cancelable on each renewal date provided the landlord is given 150 days minimum notice.

Interest rate swap agreements

The Company has entered into nine interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $681,233 and the swaps have specified rates and durations.

The following table summarizes the interest rate swaps in place as of June 30, 2008 and December 31, 2007:

Interest Rate Swap Detail				June 30, 2008	December 31, 2007
Trade Date	Fixed Rate	Start Date of Swap	End Date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
9/7/07	4.56%	10/1/07	12/31/09	75,000	75,000
7/31/07	5.115%	11/30/07	11/30/11	100,000	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000	100,000
1/22/08	2.89%	2/1/08	2/1/11	50,000

				$681,233	$631,233

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

The interest (expense) income pertaining to the interest rate swaps for the three months ended June 30, 2008 and 2007 was ($3,379) and $247, respectively.  The interest (expense) income pertaining to the interest rate swaps for the six months ended June 30, 2008 and 2007 was ($3,868) and $494, respectively.

The swap agreements, with effective dates on or prior to June 30, 2008, synthetically convert variable rate debt the fixed interest rate of swap plus the Applicable Margin (which is 0.85% per annum for the first five years of the 2007 Credit Facility and 0.90% thereafter).  If the Company’s ratio of Total Debt to Total Capitalization (each as defined in the credit agreement for the 2007 Credit Facility) is greater than or equal to 70%, the Applicable Margin increases to 0.90% for the first five years and 0.95% thereafter.

The liability associated with these swaps at June 30, 2008 and December 31, 2007 is $19,719 and $21,039, respectively, which are presented as the fair value of derivatives on the balance sheet.  Additionally, at June 30, 2008, the Company had a swap in an asset position of $997, which is presented as the fair value of derivatives on the balance sheet.  As of June 30, 2008 and December 31, 2007, the Company has accumulated OCI of ($18,683) and ($21,068), respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in income or (loss) from derivative instruments of ($3) for the three months ended June 30, 2008.  Hedge ineffectiveness associated with the interest rate swaps resulted in income or (loss) from derivative instruments of ($20) for the six months ended June 30, 2008.  For the three and six months ended June 30, 2007 the swaps had no ineffectiveness resulting in any income or expense from derivative instruments.  At June 30, 2008, ($11,412) of OCI is expected to be reclassified into interest expense over the next 12 months associated with interest rate derivatives.

9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income included in the accompanying consolidated balance sheets consist of net unrealized gain (loss) from short-term investments, net gain (loss) on derivative instruments designated and qualifying as cash-flow hedging instruments, and cumulative translation adjustments on the short-term investment in Jinhui stock as of June 30, 2008 and December 31, 2007.

	Accumulated OCI	Unrealized Gain (loss) on Cash Flow Hedges	Unrealized Gain on Short-term Investments	Currency Translation Gain (loss) on Short-term Investments
OCI – January 1, 2008	$19,017	$(21,068)	$38,540	$1,545
Unrealized loss on short-term investments	(28,135)		(28,135)
Translation gain on short-term investments	10,976			10,976
Translation gain reclassed to (loss) income from derivative instruments	(9,894)			(9,894)
Unrealized loss on cash flow hedges	6,253	6,253
Interest income reclassed to (loss) income from derivative instruments	(3,868)	(3,868)
OCI –June 30, 2008	$(5,651)	$(18,683)	$10,405	$2,627

10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated carrying and fair values of the Company’s financial instruments are as follows:

	June 30, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$95,964	$95,964	$71,496	$71,496
Short-term investments	158,952	158,952	167,524	167,524
Floating rate debt	989,250	989,250	936,000	936,000
Derivative instruments – asset position	997	997	-	-
Derivative instruments – liability position	22,782	22,782	22,487	22,487

The fair value of the short-term investments is based on quoted market rates.  The fair value of the revolving credit facility is estimated based on current rates offered to the Company for similar debt of the same remaining maturities.  Additionally, the Company considers its creditworthiness in determining the fair value of the revolving credit facility.  The carrying value approximates the fair market value for the floating rate loans.  The fair value of the interest rate and currency swaps (used for purposes other than trading) is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates, NOK spot rates, and the creditworthiness of both the swap counterparty and the Company.

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

The following table summarizes the valuation of our short-term investments and financial instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed:

	June 30, 2008
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Short-term investments	$158,952	$158,952
Derivative instruments – asset position	997		997
Derivative instruments – liability position	22,782		22,782

The Company holds an investment in the capital stock of Jinhui, which is classified as a short-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company’s interest rate derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR.  In addition, the Company’s derivative instruments include a forward currency contract based on the Norwegian Kroner.   The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, NOK spot rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  SFAS No. 157 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s and Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments in an asset or liability position and did not have a material impact on the fair value of these derivative instruments.

11 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2008	December 31, 2007
Lubricant inventory and other stores	$3,126	$2,720
Prepaid items	2,784	1,769
Insurance Receivable	629	1,331
Interest receivable on deposits for vessels to be acquired	3,559	2,489
Other	1,981	1,065
Total	$12,079	$9,374

12 – OTHER ASSETS, NET

 Other assets consist of deferred financing costs which include fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized over the life of the related debt, which is included in interest expense. The Company has unamortized deferred financing costs of $6,230 and $6,130, respectively, at June 30, 2008 and December 31, 2007 associated with the 2007 Credit Facility. Accumulated amortization of deferred financing costs as of June 30, 2008 and December 31, 2007 was $630 and $288, respectively.  During July 2007, the Company refinanced its previous facilities (the Short-Term Line and the 2005 Credit Facility) resulting in the non-cash write-off of the unamortized deferred financing cost of $3,568 to interest expense.  The Company has incurred deferred financing costs of $6,860 in total for the 2007 Credit Facility.  Amortization expense for deferred financing costs, including the write-off any unamortized costs upon refinancing credit facilities for the three months ended June 30, 2008 and 2007 was $152 and $176, respectively.  Amortization expense for deferred financing costs, including the write-off any unamortized costs upon refinancing credit facilities for the six months ended June 30, 2008 and 2007 was $342 and $272, respectively.

13 - FIXED ASSETS, NET

Fixed assets consist of the following:

	June 30, 2008	December 31, 2007
Fixed assets:
Vessel equipment	$889	$826
Leasehold improvements	1,146	1,146
Furniture and fixtures	347	347
Computer equipment	356	342
Total cost	2,738	2,661
Less: accumulated depreciation and amortization	925	722
Total	$1,813	$1,939

14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2008	December 31, 2007
Accounts payable	$3,279	$4,164
Accrued general and administrative expenses	7,424	9,108
Accrued vessel operating expenses	5,914	4,242

Total	$16,617	$17,514

15 - REVENUE FROM TIME CHARTERS

Total revenue earned on time charters for the three months ended June 30, 2008 and 2007 was $104,572 and $36,847, respectively, and for the six months ended June 30, 2008 and 2007 was $196,242 and $74,067, respectively. Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of July 25, 2008 is expected to be $196,376 for the remaining two quarters of 2008 $308,364 during 2009, $198,728 during 2010, $69,405 during 2011 and $17,623 during 2012, assuming 20 days of off-hire due to any scheduled drydocking and no additional off-hire time is incurred.  Future minimum revenue excludes the future acquisitions of the remaining seven Capesize vessels, one Panamax vessel, and three Handysize vessels to be acquired, which are to be delivered to Genco in the future, since estimated delivery dates are not firm.

16 - LEASE PAYMENTS

In September 2005, the Company entered into a 15-year lease for office space in New York, New York.  The monthly rental is as follows:  Free rent from September 1, 2005 to July 31, 2006, $40 per month from August 1, 2006 to August 31, 2010, $43 per month from September 1, 2010 to August 31, 2015, and $46 per month from September 1, 2015 to August 31, 2020.  The Company obtained a tenant work credit of $324.  The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company has a deferred rent credit at June 30, 2008 and December 31, 2007 of $715 and $725, respectively.  The Company has the option to extend the lease for a period of five years from September 1, 2020 to August 31, 2025.  The rent for the renewal period will be based on prevailing market rate for the six months prior to the commencement date of the extension term.  Rent expense for the three months ended June 30, 2008 and 2007, was $117 for each of the respective periods.  Rent expense for the six months ended June 30, 2008 and 2007, was $233 for each of the respective periods.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $243 for the remainder of 2008, $486 for 2009, $496 for 2010, $518, for 2011 through 2012 and a total of $4,132 for the remaining term of the lease.

17 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan which is available to full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis.  The matching contribution vests immediately.  For three months ended June 30, 2008 and 2007, the Company’s matching contribution to the Plan was $27 and $24, respectively, and for the six months ended June 30, 2008 and 2007, the Company’s matching contribution to the Plan was $88 and $65, respectively.

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

On October 31, 2005, the Company made grants of nonvested common stock under the Plan in the amount of 111,412 shares to the executive officers and employees and 7,200 shares to directors of the Company.  The executive and employee grants vest ratably on each of the four anniversaries of the date of the Company’s initial public offering (July 22, 2005).  On July 22, 2007 and 2006, 26,478 and 27,853 shares, respectively, of the employees’ and executives’ nonvested stock vested, and during the year ended December 31, 2007 and the year ended December 31, 2006, 3,375 and 750 shares, respectively, were forfeited.  Grants to the directors vested in full on May 18, 2006, the date of the Company’s annual shareholders’ meeting.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $1,949, was recorded as a component of shareholders’ equity.  After forfeitures, the unamortized portion of this award at June 30, 2008 and December 31, 2007 was $124 and $250, respectively.  Amortization of this charge, which is included in general and administrative expenses, was $63 and $107, for the three months ended June 30, 2008 and 2007, respectively, and $126 and $206, for the six months ended June 30, 2008 and 2007, respectively.    The remaining expense for the years ended 2008, and 2009 will be $64 and $60, respectively.

On December 21, 2005, the Company made grants of nonvested common stock under the Plan in the amount of 55,600 shares to the executive officers and employees of the Company.  Theses grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2006.  During the year ended December 31, 2007 and 2006, 13,338 and 13,900 shares, respectively, of the employees’ and executives’ nonvested stock vested, and during the year ended December 31, 2007 1,687 shares were forfeited.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $991, was recorded as a component of shareholders’ equity.  After forfeitures, the unamortized portion of this award at June 30, 2008 and December 31, 2007 was $112 and $181, respectively.  Amortization of this charge, which is included in general and administrative expenses, was $34 and $58, for the three months ended June 30, 2008 and 2007, respectively, and $69 and $116, for the six months ended June 30, 2008 and

2007, respectively.   The remaining expense for the years ended 2008 and 2009 will be $60 and $52, respectively.

On December 20, 2006 and December 22, 2006, the Company made grants of nonvested common stock under the Plan in the amount of 37,000 shares to employees other than executive officers and 35,000 shares to the executive officers, respectively.  These grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2007.  During the year ended December 31, 2007, 17,500 shares of the executives’ and other employees’ nonvested stock vested, and during the year ended December 31, 2007, 2,000 shares were forfeited.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the respective date of the grants, or $2,018, was recorded as a component of shareholders’ equity.  After forfeitures, the unamortized portion of this award at June 30, 2008 and December 31, 2007 was $610 and $873, respectively.  Amortization of this charge, which is included in general and administrative expenses for the three months ended June 30, 2008 and 2007, was $132 and $273, respectively, and $263 and $563, for the six months ended June 30, 2008 and 2007, respectively.  The remaining expense for the years ended 2008, 2009 and 2010 will be $238, $265 and $107, respectively.

On February 8, 2007, the Company made grants of nonvested common stock under the Plan in the amount of 9,000 shares to employees and 7,200 shares to directors of the Company.  The employee grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2007.  During the year ended December 31, 2007, 2,250 shares of the employees’ nonvested stock vested.   Grants to the directors vested in full on May 16, 2007, the date of the Company’s annual shareholders’ meeting.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grants, or $494, was recorded as a component of shareholders’ equity.  The unamortized portion of this award at June 30, 2008 and December 31, 2007 was $92 and $133, respectively.  Amortization of this charge, which is included in general and administrative expenses, was $20 and $147, for the three months ended June 30, 2008 and 2007, respectively, and $41 and $286, for the six months ended June 30, 2008 and 2007, respectively.  The remaining expense for the years ending 2008, 2009, and 2010 will be $36, $40 and $16, respectively

On December 21, 2007, the Company made grants of nonvested common stock under the Plan in the amount of 93,000 shares to the executive officers and the employees of the Company.  These grants vest ratably on each of the four anniversaries of the determined vesting date beginning with November 15, 2008.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grants, or $4,935, was recorded as a component of shareholders’ equity.  The unamortized portion of this award at June 30, 2008 and December 31, 2007 was $3,479 and $4,852, respectively.  Amortization of this charge, which is included in general and administrative expenses, was $686 and $0, for the three months ended June 30, 2008 and 2007, respectively, and $1,373 and $0, for the six months ended June 30, 2008 and 2007, respectively.  The remaining expense for the years ending 2008, 2009, 2010 and 2011 will be $1,212, $1,305, $686 and $276, respectively.

On January 10, 2008, the Board of Directors approved a grant of 100,000 nonvested common stock to Peter Georgiopoulos, Chairman of the Board, this grant vests ratably on each of the ten anniversaries of the determined vesting date beginning with November 15, 2008.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $4,191 was recorded as a component of shareholders' equity. The unamortized portion of this award at June 30, 2008 and December 31, 2007 was $3,557 and $0, respectively.  Amortization of this charge, which is included in general and administrative expenses, was $334 and $0, for the three months ended June 30, 2008 and 2007, respectively, and $634 and $0, for the six months ended June 30, 2008 and 2007, respectively.  The remaining expense for the years ending 2008, 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017 will be $611, $816, $599, $457, $352, $267, $197, $136, $84 and $37, respectively.

On February 13, 2008, the Company made grants of nonvested common stock under the Plan in the amount of 12,500 shares to directors of the Company.  The grants to directors vested in full at the annual shareholders meeting of the Company which was held on May 14, 2008. Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $689 was recorded as a component of shareholders' equity.  The unamortized portion of this award was $0 at both June 30, 2008 and December 31, 2007.  Amortization of this charge, which is included in general and administrative expenses, was $337 and $0, for the three months ended June 30, 2008 and 2007, respectively, and $689 and $0, for the six months ended June 30, 2008 and 2007, respectively.

The table below summarizes the Company’s nonvested stock awards as of June 30, 2008:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2008	231,881	$34.32
Granted	112,500	43.37
Vested	(12,500)	55.09
Forfeited	-	-

Outstanding at June 30, 2008	331,881	$36.61

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods.  As of June 30, 2008, unrecognized compensation cost related to nonvested stock will be recognized over a weighted average period of 4.48 years.

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

20 - SUBSEQUENT EVENTS

On July 24, 2008, the Board of Directors declared a dividend of $1.00 per share to be paid on or about August 29, 2008 to shareholders of record as of August 15, 2008.  The aggregate amount of the dividend is expected to be $31,796, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

On July 24, 2008, the Company made grants of nonvested common stock under the Plan in the amount of 15,000 shares to directors of the Company other than Stephen A. Kaplan.  The grants to directors vest in full on the earlier of the first anniversary of the grant date or the date of the next annual shareholders meeting of the Company. Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $938 will be recorded as a component of shareholders' equity.  Amortization of this charge is expected to be included in general and administrative expenses during 2008 and 2009.

On August 7, 2008, the Genco Hunter, a 2007-built Supramax vessel, collided with another vessel while transiting the Singapore Straits.  No injuries and no pollution from either vessel have been reported, and the Genco Hunter has been safely anchored.  An investigation into the cause of the incident by the Maritime and Port Authority of Singapore has commenced with Genco’s full cooperation. The Company anticipates the Genco Hunter to remain offhire for approximately 14 days and expects to be reimbursed under hull and machinery insurance claims related to this vessel for repair costs. The Genco Hunter is currently on a time charter with Pacific Basin Chartering Ltd. at a daily rate of $62,000, less a 5% third party commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (ix) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims including offhire days; (x) our acquisition or disposition of vessels; (xi) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, the Company’s agreements to acquire a total of 11 drybulk vessels; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent reports on Form 8-K and Form 10-Q.  Our ability to pay dividends in any period will depend upon factors including the limitations under our loan agreements, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company incorporated in September 2004 to transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. As of June 30, 2008, our fleet consisted of five Capesize, seven Panamax, three Supramax, six Handymax and eight Handysize drybulk carriers, with an aggregate carrying capacity of approximately 2,096,000 dwt, and the average age of our fleet was approximately 6.5 years, as compared to the average age for the world fleet of approximately 16 years for the drybulk shipping segments in which we compete. All of the vessels in our fleet are on time charters to reputable charterers, including Lauritzen Bulkers AS, Cargill International S.A., Hyundai Merchant Marine Co., Ltd., STX Panocean (UK) Co., Ltd., Pacific Basin Chartering Ltd., A/S Klaveness, ArcelorMittal, and COSCO Bulk Carriers Co., Ltd., and NYK Bulkship Europe S.A. All of the vessels in our fleet are presently engaged under time charter contracts that expire (assuming the option periods in the time charters are not exercised) between August 2008 and August 2012.

See page 39 for a table of all vessels currently in our fleet or expected to be delivered to us.

 We intend to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow. In connection with this growth strategy, we negotiated the 2007 Credit Facility, for the purpose of acquiring the nine new Capesize vessels, refinancing the outstanding indebtedness under our previous credit facilities, and acquiring additional vessels since entering into the Capesize acquisition with Metrostar.

Our management team and our other employees are responsible for the commercial and strategic management of our fleet. Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters and voyage charters, and monitoring the performance of our vessels under their charters. Strategic management includes locating, purchasing, financing and selling vessels. We currently contract with four independent technical managers, to provide technical management of our fleet at a lower cost than we believe would be possible in-house. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Members of our New York City-based management team oversee the activities of our independent technical managers.

On August 7, 2008, the Genco Hunter, a 2007-built Supramax vessel, collided with another vessel while transiting the Singapore Straits.  No injuries and no pollution from either vessel have been reported, and the Genco Hunter has been safely anchored.  An investigation into the cause of the incident by the Maritime and Port Authority of Singapore has commenced with Genco’s full cooperation. The Company anticipates the Genco Hunter to remain offhire for approximately 14 days and expects to be reimbursed under hull and machinery insurance claims related to this vessel for repair costs. The Genco Hunter is currently on a time charter with Pacific Basin Chartering Ltd. at a daily rate of $62,000, less a 5% third party commission.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and six months ended June 30, 2008 and 2007.

	For the three months ended June 30,		Increase
	2008	2007	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	455.0	-	455.0	N/A
Panamax	553.1	637.0	(83.9)	(13.2%)
Supramax	273.0	-	273.0	N/A
Handymax	546.0	637.0	(91.0)	(14.3%)
Handysize	728.0	455.0	273.0	60.0%

Total	2,555.1	1,729.0	826.1	47.8%

Available days (2)
Capesize	455.0	-	455.0	N/A
Panamax	552.2	636.7	(84.5)	(13.3%)
Supramax	273.0	-	273.0	N/A
Handymax	546.0	610.8	(64.8)	(10.6%)
Handysize	710.1	455.0	255.1	56.1%

Total	2,536.3	1,702.5	833.8	49.0%

Operating days (3)
Capesize	455.0	-	455.0	N/A
Panamax	541.1	606.9	(65.8)	(10.8%)
Supramax	268.8	-	268.8	N/A
Handymax	545.2	606.3	(61.1)	(10.1%)
Handysize	707.5	455.0	252.5	55.5%

Total	2,517.6	1,668.2	849.4	50.9%

Fleet utilization (4)
Capesize	100.0%	-	100. %	N/A
Panamax	98.0%	95.3%	2.7%	2.8%
Supramax	98.5%	-	1.0%	N/A
Handymax	99.8%	99.3%	0.5%	0.5%
Handysize	99.6%	100.0%	(0.4%)	(0.4%)
Fleet average	99.3%	98.0%	1.3%	1.3%

	For the three months ended June 30,		Increase
	2008	2007	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$81,791	$-	$81,791	N/A
Panamax	36,675	25,673	11,002	42.9%
Supramax	48,124	-	48,124	N/A
Handymax	34,825	21,952	12,873	58.6%
Handysize	20,039	13,354	6,685	50.1%

Fleet average	40,945	21,046	19,899	94.6%

Daily vessel operating expenses (6)
Capesize	$4,850	$-	$4,850	N/A
Panamax	4,442	4,515	(73)	(1.6%)
Supramax	4,562	-	4,562	N/A
Handymax	4,621	3,527	1,094	31.0%
Handysize	3,784	2,905	879	30.3%

Fleet average	4,378	3,727	651	17.5%

	For the six months ended June 30,		Increase
	2008	2007	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	859.0	-	859.0	N/A
Panamax	1,155.8	1,267.0	(111.2)	(8.8%)
Supramax	546.0	-	546.0	N/A
Handymax	1,092.0	1,318.6	(226.6)	(17.2)%
Handysize	4,454.4	905.0	3,549.4	392.2%

Total	5,107.2	3,490.6	1,616.6	46.3%

Available days (2)
Capesize	858.9	-	858.9	N/A
Panamax	1,151.5	1,266.7	(115.2)	(9.1%)
Supramax	546.0	-	546.0	N/A
Handymax	1,092.0	1,271.7	(179.7)	(14.1%)
Handysize	1,421.3	895.4	525.9	58.7%

Total	5,069.7	3,433.8	1,635.9	47.6%

Operating days (3)
Capesize	858.9	-	858.9	N/A
Panamax	1,135.4	1,221.9	(86.5)	(7.1%)
Supramax	541.6	-	541.6	N/A
Handymax	1,079.7	1,255.1	(175.4)	(14.0%)
Handysize	1,417.0	893.8	523.2	58.5%

Total	5,032.6	3,370.8	1,661.8	49.3%

Fleet utilization (4)
Capesize	100.0%	-	100.0%	N/A
Panamax	98.6%	96.5%	2.1%	2.2%
Supramax	99.2%	-	99.2%	N/A
Handymax	98.9%	98.7%	0.2%	0.2%
Handysize	99.7%	99.8%	(0.1%)	(0.1%)
Fleet average	99.3%	98.2%	1.1%	1.1%

	For the six months ended June 30,		Increase
	2008	2007	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$76,155	$-	$76,155	N/A
Panamax	33,680	25,771	7,909	30.7%
Supramax	49,993	-	49,993	N/A
Handymax	31,926	21,278	10,648	50.0%
Handysize	19,997	13,328	6,669	50.0%

Fleet average	38,419	20,863	17,556	84.1%

Daily vessel operating expenses (6)
Capesize	$4,880	$-	$4,880	N/A
Panamax	4,504	4,439	65	1.5%
Supramax	4,369	-	4,369	N/A
Handymax	4,384	3,424	960	28.0%
Handysize	3,806	2,977	829	27.8%

Fleet average	4,328	3,677	651	17.7%

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

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(U.S. dollars in thousands)
Voyage revenues	$104,572	$36,847	$196,242	$74,067
Voyage expenses	724	1,017	1,468	2,430
Net voyage revenue	$103,848	$35,830	$194,774	$71,637

(6) Daily vessel operating expenses.  We define daily vessel operating expenses as vessel operating expense divided by ownership days for the period.  Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance (excluding drydocking), the costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses.

Operating Data

	For the three months ended June 30,		Increase
	2008	2007	(Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)

Revenues	$104,572	$36,847	$67,725	183.8%

Operating Expenses:
Voyage expenses	724	1,017	(293)	(28.8%)
Vessel operating expenses	11,187	6,445	4,742	73.6%
General and administrative expenses	4,431	3,052	1,379	45.2%
Management fees	665	393	272	69.2%
Depreciation and amortization	16,748	7,433	9,315	125.3%
Gain on sale of vessel	-	-	-	N/A

Total operating expenses	33,755	18,340	15,415	84.1%

Operating income	70,817	18,507	52,310	282.6%
Other (expense) income	(9,918)	(4,786)	(5,132)	107.2%

Net income	$60,899	$13,721	$47,178	343.8%

Earnings per share - Basic	$2.05	$0.54	$1.51	279.6%
Earnings per share - Diluted	$2.03	$0.54	$1.49	275.9%
Dividends declared and paid per share	$1.00	$0.66	$0.34	51.5%
Weighted average common shares outstanding - Basic	29,750,309	25,312,593	4,437,716	17.5%
Weighted average common shares outstanding - Diluted	29,957,698	25,456,413	4,501,285	17.7%

EBITDA (1)	$85,686	$25,392	$60,294	237.5%

	For the six months ended June 30,		Increase
	2008	2007	(Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)

Revenues	$196,242	$74,067	$122,175	165.0%

Operating Expenses:
Voyage expenses	1,468	2,430	(962)	(39.6%)
Vessel operating expenses	22,106	12,834	9,272	72.2%
General and administrative expenses	8,842	6,247	2,595	41.5%
Management fees	1,338	744	594	79.8%
Depreciation and amortization	32,612	14,619	17,993	123.1%
Gain on sale of vessel	(26,227)	(3,575)	(22,652)	633.6%

Total operating expenses	40,139	33,299	6,840	20.5%

Operating income	156,103	40,768	115,335	282.9%
Other (expense) income	(21,217)	(7,210)	(14,007)	194.3%

Net income	$134,886	$33,558	101,328	301.9%

Earnings per share - Basic	$4.61	$1.33	$3.28	246.6%
Earnings per share - Diluted	$4.58	$1.32	$3.26	247.0%
Dividends declared and paid per share	$1.85	$1.32	$0.53	40.2%
Weighted average common shares outstanding - Basic	29,242,118	25,310,783	3,931,335	15.5%
Weighted average common shares outstanding - Diluted	29,436,024	25,439,043	3,996,981	15.7%

EBITDA (1)	$181,510	$55,881	$125,629	224.8%

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

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(U.S. dollars in thousands except for per share amounts)

Net income	$60,899	$13,721	$134,886	$33,558
Net interest expense	11,193	3,192	22,427	5,616
Income tax expense	—	—	—	—
Amortization of value of time charter acquired (1)	(4,761)	461	(11,610)	917
Amortization of restricted stock compensation	1,607	585	3,195	1,171
Depreciation and amortization	16,748	7,433	32,612	14,619

EBITDA (2)	$85,686	$25,392	$181,510	$55,881

(1) Amortization of liability or asset of time charter acquired is an (increase) reduction of revenue.

(2) See page 38 for an explanation of EBITDA.

Results of Operations

The following table sets forth information about the vessels in our fleet as of July 30, 2008 as well as vessels to be acquired:
Vessel	Year Built	Charterer	Charter Expiration (1)	Daily Cash Rate (2)	Net Revenue Daily Rate (3)	Expected Delivery (4)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	December 2009	45,263	62,750	-
Genco Tiberius	2007	Cargill International S.A.	January 2010	45,263	62,750	-
Genco London	2007	SK Shipping Co., Ltd	August 2010	57,500	64,250	-
Genco Titus	2007	Cargill International S.A.	September 2011	45,000(5)	46,250	-
Genco Constantine	2008	Cargill International S.A.	August 2012	52,750(5)		-
Genco Hadrian	2008(6)	Cargill International S.A.	46 months from delivery	65,000(5)		Q4 2008
Genco Commodus	2009(6)	To be determined (“TBD”)	TBD	TBD		Q2 2009
Genco Maximus	2009(6)	TBD	TBD	TBD		Q2 2009
Genco Aurelius	2009(6)	TBD	TBD	TBD		Q2 2009
Genco Claudius	2009(6)	TBD	TBD	TBD		Q3 2009
Genco Julian	2009(6)	TBD	TBD	TBD		Q3 2009
Genco Valerian	2009(6)	TBD	TBD	TBD		Q4 2009

Panamax Vessels
Genco Beauty	1999	Cargill International S.A.	May 2009	31,500		-
Genco Knight	1999	SK Shipping Ltd.	May 2009	37,700		-
Genco Leader	1999	A/S Klaveness Chartering	December 2008	25,650(7)		-
Genco Vigour	1999	STX Panocean (UK) Co. Ltd.	March 2009	29,000(8)		-
Genco Acheron	1999	ArcelorMittal	July 2011	55,250(9)		-
Genco Surprise	1998	Hanjin Shipping Co., Ltd.	December 2010	42,100		-
Genco Raptor	2007	COSCO Bulk Carriers Co., Ltd.	April 2012	52,800		-
Genco Thunder	2007	TBD	TBD	TBD		Q4 2008

Supramax Vessels
Genco Predator	2005	A/S Klaveness Chartering	October 2008	58,000(10)		-
Genco Warrior	2005	Hyundai Merchant Marine Co. Ltd.	November 2010	38,750		-
Genco Hunter	2007	Pacific Basin Chartering Ltd.	June 2009	62,000(11)		-
Genco Cavalier	2007	Samsun Logix Corporation	July 2010	48,500(12)	47,700	-

Handymax Vessels
Genco Success	1997	Korea Line Corporation	February 2011	33,000(13)		-
Genco Carrier	1998	Louis Dreyfus Corporation	March 2011	37,000		-
Genco Prosperity	1997	Pacific Basin Chartering Ltd	June 2011	37,000(14)		-
Genco Wisdom	1997	Hyundai Merchant Marine Co. Ltd.	February 2011	34,500		-
Genco Marine	1996	NYK Bulkship Europe S.A.	March 2009	47,000		-
Genco Muse	2001	Norden A/S	August 2008	47,650		-

Handysize Vessels
Genco Explorer	1999	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Pioneer	1999	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Progress	1999	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Reliance	1999	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Sugar	1998	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Charger	2005	Pacific Basin Chartering Ltd.	November 2010	24,000		-
Genco Challenger	2003	Pacific Basin Chartering Ltd.	November 2010	24,000		-
Genco Champion	2006	Pacific Basin Chartering Ltd.	December 2010	24,000		-
Genco Eagle	2008	TBD	TBD	TBD		Q4 2008
Genco Falcon	2008	TBD	TBD	TBD		Q1 2009
Genco Hawk	2008	TBD	TBD	TBD		Q1 2009

(1) The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Except for the Genco Titus, under the terms of each contract, the charterer is entitled to extend time charters from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire. The charterer of the Genco Titus and Genco Hadrian has the option to extend the charter for a period of one year.

(2) Time charter rates presented are the gross daily charterhire rates before third party commissions ranging from 1.25% to 6.25%, except as indicated for the Genco Leader in note 7 below. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3) For the vessels acquired with a below-market time charter rate, the approximate amount of revenue on a daily basis to be recognized as revenues is displayed in the column named “Net Revenue Daily Rate” and is net of any third-party commissions. Since these vessels were acquired with existing time charters with below-market rates, we allocated the purchase price between the respective vessel and an intangible liability for the value assigned to the below-market charterhire.  This intangible liability is amortized as an increase to voyage revenues over the minimum remaining term of the charter.  For cash flow purposes, we will continue to receive the rate presented in the “Cash Daily Rate” column until the charter expires.

(4) Dates for vessels being delivered in the future are estimates based on guidance received from the sellers and/or the respective shipyards.

(5) These charters include a 50% index-based profit sharing component above the respective base rates listed in the table. The profit sharing between the charterer and us for each 15-day period is calculated by taking the average over that period of the published Baltic Cape Index of the four time charter routes, as reflected in daily reports. If such average is more than the base rate payable under the charter, the excess amount is allocable 50% to each of the charterer and us. A third-party brokerage commission of 3.75% based on the profit sharing amount due to us is payable out of our share.

(6) Year built for vessels being delivered in the future are estimates based on guidance received from the sellers and/or the respective shipyards.

(7) The time charter rate presented is the net daily charterhire rate. There are no payments of commissions associated with this time charter.

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

(9) We have entered into a time charter agreement with ArcelorMittal for 35 to 37 months at a rate of $55,250 per day less a 5% third-party commission. The vessel delivered to the new charterer on August 1, 2008 after completion of its drydocking.

(10) We have entered into a short-term time charter with A/S Klaveness Chartering for 3 to 5 months at a rate of $58,000 per day less a 5% third-party commission. The new charter commenced following the completion of the prior time charter on July 18, 2008.

(11) We have reached an agreement to extend the time charter with Pacific Basin Chartering Ltd. for 11 to 13.5 months at a rate of $62,000 per day, less a 5% third party brokerage commission. The time charter commenced following the expiration of the vessel's prior time charter on July 21, 2008.

(12) The time charter for this vessel commenced on July 19, 2008. In completing the negotiation of certain changes we required for novation of the existing charter, we agreed to reduce the daily gross rate and received a rebate from the brokers involved in the vessel sale. Since the vessel was acquired with a below-market rate, we allocated the purchase price between the vessel and an intangible liability for the value assigned to the below-market charterhire.

(13) We extended the time charter for an additional 35 to 37.5 months at a rate of $40,000 per day for the first 12 months, $33,000 per day for the following 12 months, $26,000 per day for the next 12 months and $33,000 per day thereafter less a 5% third-party commission. In all cases, the rate for the duration of the time charter will average $33,000 per day. For purposes of revenue recognition, the time charter contract is reflected on a straight-line basis at approximately $33,000 per day for 35 to 37.5 months in accordance with U.S. GAAP.

(14) We recently extended the time charter for an additional 35 to 37.5 months at a rate of $37,000 per day less a 5% third-party commission. The new charter commenced on July 10, 2008, following the expiration of the previous charter.

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

REVENUES-

For the three months ended June 30, 2008 revenues grew 184% to $104.6 million versus $36.8 million for the three months ended June 30, 2007.  Revenues in both periods consisted of charter hire revenue earned by our vessels.  The increase in revenues was due to the operation of a larger fleet as well as the renewal of time charters at higher charter rates than those previously contracted.

The average Time Charter Equivalent (“TCE”) rate of our fleet increased 95% to $40,945 a day for the three months ended June 30, 2008 from $21,046 a day for the three months ended June 30, 2007.  The increase in TCE rates was due to higher charter rates achieved in the six months ended June 30, 2008 versus the second quarter of 2007 for two of the Panamax vessels, six of the Handymax vessels, and five of the Handysize vessels in our current fleet. Furthermore, higher TCE rates were achieved in the second quarter of 2008 versus the same period last year due to the operation of five Capesize vessels acquired as part of the Metrostar acquisition.

For the three months ended June 30, 2008 and 2007, we had ownership days of 2,555.1 days and 1,729.0 days, respectively.  Fleet utilization for the same three month period ended June 30, 2008 and 2007 was 99.3% and 98.0%, respectively.  The utilization was lower for the three months ended June 30, 2007 primarily due to the 27 days of unscheduled offhire for the Genco Trader.

VOYAGE EXPENSES-

For the three months ended June 30, 2008 and 2007, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under time charters that require the charterer to bear all of those expenses.

For the three months ended June 30, 2008 and 2007, voyage expenses were $0.7 million and $1.0 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $11.2 million from $6.4 million for the three months ended June 30, 2008 and 2007, respectively.  This was due mostly to the expansion of our fleet, as well as higher crewing and insurance expenses for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Daily vessel operating expenses grew to $4,378 per vessel per day for the three months ended June 30, 2008 from $3,727 per day for the three months ended June 30. 2007.  The increase in daily vessel operating expenses was due to higher crewing and insurance expenses, as well as the operation of larger class vessels, namely Capesize vessels for the second quarter of 2008 versus the same period last year.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the quarter ended June 30, 2008, daily vessel operating expenses per vessel were $322 below the $4,700 weighted average daily budget for 2008.

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

GENERAL AND ADMINISTRATIVE EXPENSES-

For the three months ended June 30, 2008 and 2007, general and administrative expenses were $4.4 million and $3.1 million, respectively.  The increase in general and administrative expenses was due to costs associated with higher employee non-cash compensation and other employee related costs.

MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  For the three months ended June 30, 2008 and 2007, management fees were $0.7 million and $0.4 million, respectively.   The increase primarily was due to the operation of a larger fleet.

DEPRECIATION AND AMORTIZATION-

For the three months ended June 30, 2008, depreciation and amortization charges grew to $16.7 million from $7.4 million for the three months ended June 30, 2007.  The increase primarily was due to the operation of a larger fleet.

OTHER (EXPENSE) INCOME-

(LOSS) INCOME FROM DERIVATIVE INSTRUMENTS-

Effective August 16, 2007, the Company has elected hedge accounting for forward currency contracts in place associated with the cost basis of shares of Jinhui stock it has purchased.   However, the hedge is limited to the lower of the cost basis or the market value of the Jinhui stock.  For further details of the application of hedge accounting, please refer to the discussion under the subheading “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements” on page 49.  For the three months ended June 30, 2008 and 2007, (loss) income from derivative instruments was ($1.3) million and ($1.6) million, respectively.  The loss for the three months ended June 30, 2008 is primarily due to the difference paid between the spot and forward rate on the forward currency contracts associated with our short-term investment.  The loss for the three months ended June 30, 2007 is primarily due to the unhedged activity associated with the forward currency contracts for that period.

NET INTEREST EXPENSE-

For the three months ended June 30, 2008 and 2007, net interest expense was $11.2 million and $3.2 million, respectively.  Net interest expense consisted mostly of interest payments made under our 2007 Credit Facility in 2008 and the 2005 Credit Facility and Short-term Line in 2007.  Additionally, interest income as well as amortization of deferred financing costs related to the respective credit facilities are included in both periods.  The increase in net interest expense for 2008 versus 2007 was mostly a result of higher outstanding debt due to the acquisition of additional vessels in the fourth quarter of 2007 through the second quarter of 2008.

INCOME FROM SHORT-TERM INVESTMENTS-

For the three months ended June 30, 2008, income from short-term investment was $2.6 million.  This was a result of a dividend income received from our holdings of Jinhui common stock.  No dividend was issued in the comparable period for 2007.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

REVENUES-

For the six months ended June 30, 2008 revenues grew 165% to $196.2 million versus $74.1 million for the six months ended June 30, 2007.  Revenues in both periods consisted of charter hire revenue earned by our vessels.  The increase in revenues was due to the operation of a larger fleet as well as the renewal of time charters at higher charter rates than those previously contracted.

The average TCE rate of our fleet increased 84% to $38,419 a day for the six months ended June 30, 2008 from $20,863 a day for the six months ended June 30, 2007.  The increase in TCE rates was due to higher charter rates achieved in the first half of 2008 versus the first half of 2007 for five of the Panamax vessels, six of the Handymax vessels, and five of the Handysize vessels in our current fleet. Furthermore, higher TCE rates were achieved in the six months ended June 30, 2008 versus the same period last year due to the operation of five Capesize vessels acquired as part of the Metrostar acquisition.   The TCE rate for the six months ended June 30, 2007 was reduced due to an 11 day delay in delivering the Genco Glory at time of sale and 27 days of unscheduled offhire related to maintenance for the Genco Trader.

For the six months ended June 30, 2008 and 2007, we had ownership days of 5,107.2 days and 3,490.6 days, respectively.  Fleet utilization for the same six month period ended June 30, 2008 and 2007 was 99.3% and

98.2%, respectively.  The utilization was lower for the six months ended June 30, 2007 primarily due to the unscheduled offhire for the Genco Trader and Genco Glory as described above.

VOYAGE EXPENSES-

For the six months ended June 30, 2008 and 2007, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under time charters that require the charterer to bear all of those expenses.

For the six months ended June 30, 2008 and 2007, voyage expenses were $1.5 million and $2.4 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $22.1 million from $12.8 million for the six months ended June 30, 2008 and 2007, respectively.  This was due mostly to the expansion of our fleet, as well as higher crewing and insurance expenses for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Daily vessel operating expenses grew to $4,328 per vessel per day for the six months ended June 30, 2008 from $3,677 per day for the six months ended June 30. 2007.  The increase in daily vessel operating expenses was due to higher crewing and insurance expenses, as well as the operation of larger class vessels, namely Capesize vessels for the first half of 2008 versus the same period last year.   We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the six months ended June 30, 2008, daily vessel operating expenses per vessel were $372, below the $4,700 weighted average daily budget for 2008.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the six months ended June 30, 2008 and 2007, general and administrative expenses were $8.8 million and $6.2 million, respectively.  The increase in general and administrative expenses was due to costs associated with higher employee non-cash compensation and other employee-related costs.

MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  For the six months ended June 30, 2008 and 2007, management fees were $1.3 million and $0.7 million, respectively. The increase primarily was due to the growth in our fleet.

DEPRECIATION AND AMORTIZATION-

For the six months ended June 30, 2008, depreciation and amortization charges grew to $32.6 million from $14.6 million for the six months ended June 30, 2007.  The increase primarily was due to the operation of a larger fleet.

GAIN ON SALE OF VESSELS-

For the six months ended June 30, 2008 and 2007, the gain on the sale of vessels was $26.2 and $3.6 million, attributable to the sale of the Genco Trader in 2008 and the Genco Glory in 2007.

OTHER (EXPENSE) INCOME-

(LOSS) INCOME FROM DERIVATIVE INSTRUMENTS-

Effective August 16, 2007, the Company has elected hedge accounting for forward currency contracts in place associated with the cost basis of shares of Jinhui stock it has purchased.   However, the hedge is limited to the

lower of the cost basis or the market value of the Jinhui stock.  For further details of the application of hedge accounting, please refer to the discussion under the subheading “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements” on page 49.   For the six months ended June 30, 2008 and 2007, (loss) income from derivative instruments was ($1.4) million and ($1.6) million, respectively.  The loss for the six months ended June 30, 2008 is primarily due to the difference paid between the spot and forward rate on the forward currency contracts associated with our short-term investment.  The loss for the six months ended June 30, 2007 is primarily due to the unhedged activity associated with the forward currency contracts for that period.

NET INTEREST EXPENSE-

For the six months ended June 30, 2008 and 2007, net interest expense was $22.4 million and $5.6 million, respectively.  Net interest expense consisted mostly of interest payments made under our 2007 Credit Facility in 2008 and the 2005 Credit Facility and Short-term Line in 2007.  Additionally, interest income as well as amortization of deferred financing costs related to the respective credit facilities are included in both periods.  The increase in net interest expense for 2008 versus 2007 was mostly a result of higher outstanding debt due to the acquisition of additional vessels in the fourth quarter of 2007 through the second quarter of 2008.

INCOME FROM SHORT-TERM INVESTMENTS-

For the six months ended June 30, 2008, income from short-term investment was $2.6 million.  This was a result of a dividend income received from our holdings of Jinhui common stock.  No dividend was issued in the comparable period for 2007.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our capital requirements with cash flow from operations, equity offerings and bank debt. We have used our funds primarily to fund vessel acquisitions, regulatory compliance expenditures, the repayment of bank debt and the associated interest expense and the payment of dividends. We will require capital to fund ongoing operations, acquisitions and debt service.  We expect to rely on operating cash flows as well as long-term borrowings to implement our growth plan and continue our dividend policy.  We also may consider debt and additional equity financing alternatives from time to time.   In May 2008, the Company closed on an equity offering of 2,702,669 shares of common stock at an offering price of $75.47 per share.  The Company received net proceeds of $195.5 million after deducting underwriters’ fees and expenses.  The Company has repaid a portion of the outstanding balance under the 2007 Credit Facility with proceeds from the offering.

In connection with the agreement to acquire nine Capesize vessels announced on July 18, 2007 and the additional acquisition of three Supramax and three Handysize vessels announced in August 2007, the Company, entered into the 2007 Credit Facility on July 20, 2007 to fund acquisitions and the repayment of all other existing debt under the 2005 Credit Facility and Short-Term Line.  During 2008, the Company has entered into agreements for additional vessel acquisitions.  We anticipate that internally generated cash flow and borrowings under our 2007 Credit Facility will be sufficient to fund the operations of our fleet, including our working capital requirements for the foreseeable future.  The Company anticipates utilizing its 2007 Credit Facility, internally generated cash flow, and a new credit facility or alternative financing to fund the acquisition of the remaining seven Capesize vessels, one Panamax vessel, and three Handysize vessels.

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

	Dividend per share	Declaration date
FISCAL YEAR ENDED DECEMBER 31, 2008
2nd Quarter	$1.00	7/24/08
1st Quarter	$1.00	4/30/08
FISCAL YEAR ENDED DECEMBER 31, 2007
4th Quarter	$0.85	2/13/08
3rd Quarter	$0.66	10/25/07
2nd Quarter	$0.66	7/26/07
1st Quarter	$0.66	4/26/07
FISCAL YEAR ENDED DECEMBER 31, 2006
4th Quarter	$0.66	2/8/07
3rd Quarter	$0.60	10/26/06
2nd Quarter	$0.60	7/27/06
1st Quarter	$0.60	4/27/06

On July 24, 2008, our board of directors declared a dividend of $1.00 per share, to be paid on or about August 29, 2008 to shareholders of record as of August 15, 2008.

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

Share Repurchase Program

On February 13, 2008, our board of directors approved a share repurchase program for up to a total of $50,000 of the Company's common stock.  The board will review the program after 12 months.  Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company's discretion and without notice. Repurchases will be subject to restrictions under the 2007 Credit Facility.  The 2007 Credit Facility was amended as of February 13, 2008 to permit the share repurchase program and provide that the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.  No such purchases have been made through June 30, 2008.  The Company anticipates that any shares repurchased would be primarily funded through cash generated from operations.

Cash Flow

Net cash provided by operating activities for the six months ended June 30, 2008 and 2007, was $131.6 million and $47.5 million, respectively.  The increase was primarily due to the operation of a larger fleet, which contributed to increases in net income, depreciation, and deferred revenues. Adjustments to operating cash flows include Jinhui investment activities of $9.6 million of realized losses on forward currency contracts offset by

$9.9 million of unrealized gains on hedged short-term investments, $2.6 million of realized income from dividends, and $1.6 million of unrealized loss on forward currency contracts.  Increases to cash flow were offset by a $26.2 million gain related to the sale of the Genco Trader, and $11.6 million of amortization of value of the time charters acquired as part of the Metrostar and Evalend acquisitions.  Net cash from operating activities for six months ended June 30, 2008 was mostly a result of recorded net income of $134.9 million, less the gain of $26.2 million due the sale of the Genco Trader and $11.6 amortization of time charters acquired, plus depreciation and amortization charges of $32.6 million. Net cash from operating activities for six months ended June 30, 2007 was mostly a result of recorded net income of $33.6 million, less the gain of $3.6 million due the sale of the Genco Glory, plus depreciation and amortization charges of $14.6 million.

Net cash used in investing activities increased to $302.0 million for the six months ended June 30, 2008 from $90.4 for the six months ended June 30, 2007.  For the six months ended June 30, 2008, cash used in investing activities primarily related to the purchase of vessels in the amount of $247.1 million, deposits on vessels to be acquired of $80.6 million, the purchase of $10.3 million of Jinhui stock, and payments on forward currency contracts of $9.6 million. The above were offset by proceeds from the sale of the Genco Trader in the amount of $43.1 million. For the six months ended June 30 2007, the cash used in investing activities related primarily to the purchase of Jinhui stock in the amount of $103.1 million off-set by proceeds of $13.0 million from the sale of the Genco Glory.

Net cash provided by financing activities for the six months ended June 30, 2008 and 2007 was $194.8 million and $37.1 million, respectively.  For the six months ended June 30, 2008, net cash provided by financing activities consisted of the drawdown of $321.3 million related to the purchase of vessels and $195.7 million in proceeds from our May 2008 follow-on offering. These inflows were offset by the repayment of $268.0 million under the 2007 credit facility and the payment of cash dividends of $53.8 million.  For the six months ended June 30, 2007, net cash provided by financing activities consisted primarily of proceeds from the Short-Term Line in the amount of $77.0 million offset by the payment of cash dividends in the amount of $33.7 million and repayment of $5.7 million of debt on our 2005 Credit Facility.

2007 Credit Facility

On July 20, 2007, the Company entered into the 2007 Credit Facility for the purpose of acquiring the nine new Capesize vessels and refinancing the Company’s existing 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is Mandated Lead Arranger, Bookrunner, and Administrative Agent. The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the 2005 Credit Facility and the Short-Term Line, which have been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility is $1,377 million.  Lastly, the Company, as required, pledged all of the Jinhui shares it has purchased as collateral against the 2007 Credit Facility.  As of June 30 2008, $387.8 million remains available to fund future vessel acquisitions.  The Company may borrow up to $50 million of the $387.8 million for working capital purposes.

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

•	up to $50 million of working capital; and

•	the issuance of up to $50 million of standby letters of credit. At June 30, 2008, there were no letters of credit issued under the 2007 Credit Facility.

All amounts owing under the 2007 Credit Facility are secured by the following:

•	cross-collateralized first priority mortgages of each of the Company’s existing vessels and any new vessels financed with the 2007 Credit Facility;

•	an assignment of any and all earnings of the mortgaged vessels;

•	an assignment of all insurances of the mortgaged vessels;

•	a first priority perfected security interest in all of the shares of Jinhui owned by the Company;

•
an assignment of the shipbuilding contracts and an assignment of the shipbuilder’s refund guarantees meeting the Administrative Agent’s criteria for any additional newbuildings financed under the 2007 Credit Facility; and

•	a first priority pledge of the Company’s ownership interests in each subsidiary guarantor.

The Company has completed a pledge of its ownership interests in the subsidiary guarantors that own the vessels acquired or to be acquired.  The other collateral described above was pledged, as required, within thirty days of the effective date of the 2007 Credit Facility.

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

•
After July 20, 2007, consolidated net worth must be no less than $263,300 plus 80% of the value of the any new equity issuances of the Company from June 30, 2007.  Based on the equity offering completed in October 2007 and May 2008, requires the consolidated net worth to be no less than $590.8 million.

•
The aggregate fair market value of the mortgaged vessels must at all times be at least 130% of the aggregate outstanding principal amount under the 2007 Credit Facility plus all letters of credit outstanding; the Company has a 30 day remedy period to post additional collateral or reduce the amount of the revolving loans and/or letters of credit outstanding.

Other covenants in the 2007 Credit Facility are substantially similar to the covenants in the Company’s previous credit facilities.  The Company believes it has been in compliance with these covenants since the inception of the facility through June 30, 2008.

On June 18, 2008, the Company entered into an amendment to the 2007 Credit Facility allowing the Company to prepay vessel deposits to give the Company flexibility in refinancing potential vessel acquisitions.

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

The following table summarizes the interest rate swaps in place as of June 30, 2008 and December 31, 2007:

Interest Rate Swap Detail				June 30, 2008	December 31, 2007
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
				(in thousands)
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
9/7/07	4.56%	10/1/07	12/31/09	75,000	75,000
7/31/07	5.115%	11/30/07	11/30/11	100,000	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000	100,000
1/22/08	2.89%	2/1/08	2/1/11	50,000

				$681,233	$631,233

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

The interest (expense) income pertaining to the interest rate swaps for the three months ended June 30, 2008 and 2007 was ($3.4) million and $0.3 million, respectively.  The interest (expense) income pertaining to the interest rate swaps for the six months ended June 30, 2008 and 2007 was ($3.9) million and $0.5 million, respectively.

The swap agreements, with effective dates on or prior to June 30, 2008 synthetically convert variable rate debt the fixed interest rate of swap plus the Applicable Margin (which is 0.85% per annum for the first five years of the 2007 Credit Facility and 0.90% thereafter).  If the Company’s ratio of Total Debt to Total Capitalization (each as defined in the credit agreement for the 2007 Credit Facility) is greater than or equal to 70%, the Applicable Margin increases to 0.90% for the first five years and 0.95% thereafter.

The liability associated with these swaps at June 30, 2008 and December 31, 2007 is $19.7 million and $21.0 million, respectively, and are presented as the fair value of derivatives on the balance sheet.  Additionally, at June 30, 2008, the Company had a swap in an asset position of $1.0 million and is presented as the fair value of derivatives on the balance sheet.  The Company considered the creditworthiness of both the Company and the counterparty in determining the fair value of the interest rate derivatives, and such consideration resulted in an immaterial adjustment to the fair value of derivatives on the balance sheet.  Valuations prior to any adjustments for credit risk are validated by comparison with counterparty valuations.  Amounts are not and should not be identical due to the different modeling assumptions, however amounts are expected to be (and are) close.  Any material differences are investigated.  As of June 30, 2008 and December 31, 2007, the Company has accumulated OCI of ($18.7) million and ($21.1) million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in loss from derivative instruments of three thousand dollars for the three months ended June 30, 2008.  Hedge ineffectiveness associated with the interest rate swaps resulted loss from derivative instruments of twenty thousand dollars for the six months ended June 30, 2008.  For the three and six months ended June 30, 2007 the swaps had no ineffectiveness resulting in any income or expense from derivative instruments.  At June 30, 2008, ($11.4) million of OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

The Company has entered into a number of short-term forward currency contracts to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described above under the heading “Short-term investments” in Note 2 of our financial statements.  At June 30, 2008, the Company had one short-term forward currency contract to hedge the Company’s exposure to the Norwegian Kroner related to the cost basis of Jinhui stock as described above.  The forward currency contract for a notional amount of 739.2 million NOK (Norwegian Kroner) or $142.4 million, matured on July 21, 2008.  At December 31, 2007, the Company had one short-term forward currency contract to hedge the Company’s exposure to the Norwegian Kroner related to the cost basis of Jinhui stock as described above.  The forward currency contract for a notional amount of 685.1 million NOK (Norwegian Kroner) or $124.6 million, matured on January 17, 2008. As forward contracts expire, the Company continues to enter into new forward currency contracts for the cost basis of the Short-term investment, excluding commissions.  However, the hedge is limited to the lower of the cost basis or the market value at time of designation.  As of July 17, 2008, the Company has a forward currency contract for the notional amount of 739.2 million NOK for $144.9 million.  For the three months ended June 30, 2008 and June 30, 2007, the net losses (realized and unrealized) of $1.2 million and $1.9 million, respectively, related to the forward currency contracts and to the hedged translations gain on the cost basis of the Jinhui stock are reflected as (loss) income from derivative instruments and are included as a component of other expense.  For the six months ended June 30, 2008 and June 30, 2007, the net losses (realized and unrealized) of $1.3 million and $1.9 million, respectively, related to the forward currency contracts and to the hedged translations gain on the cost basis of the Jinhui stock are reflected as (loss) income from derivative instruments and are included as a component of other expense.  The short-term liability associated with the forward currency contract at June 30, 2008 and December 31, 2007 is $3.1 million and $1.4 million, respectively, and is presented as the fair value of derivatives on the balance sheet. The Company considered the creditworthiness of both the Company and the counterparty in determining the fair value of the forward currency contracts and such consideration resulted in an immaterial adjustment to the fair value of derivatives on the balance sheet.  The gain or loss associated with either the asset or liability associated with the forward currency contracts is included in the net (loss) income from derivative instruments.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of June 30, 2008.

Interest Rates

For the three months ended June 30, 2008, the effective interest rate associated with the interest expense for the 2007 Credit Facility, including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, and the cost associated with unused commitment fees with this facility was 5.31%.  For the three months ended June 30, 2007, the effective interest rate associated with the interest expense for the 2005 Credit Facility and Short-Term Line, including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, and the cost associated with unused commitment fees with this facility was 6.54%.

For the six months ended June 30, 2008, the effective interest rate associated with the interest expense for the 2007 Credit Facility, including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, and the cost associated with unused commitment fees with this facility was 5.27%.  For the six months ended June 30, 2007, the effective interest rate associated with the interest expense for the 2005 Credit Facility and Short-Term Line, including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, and the cost associated with unused commitment fees with this facility was 6.51%.

The interest rate on the debt, excluding the unused commitment fees, ranged from 2.98% to 5.60% and from 6.23% to 6.33%, for the three months ended June 30, 2008 and 2007, respectively.  The interest rate on the debt, excluding the unused commitment fees, ranged from 2.98% to 6.10% and from 6.23% to 6.39%, for the six months ended June 30, 2008 and 2007, respectively.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of June 30, 2008, including the borrowing of $62.9 million associated with acquisition of the Genco Cavalier in July 2008.    The table incorporates the agreement to acquire the remaining seven Capesize vessels, the agreement to acquire one Panamax vessel and three Handysize vessels for approximately $940.0 million, inclusive of commissions for these acquisitions, and the employment agreement entered into in September 2007 with the Chief Financial Officer, John Wobensmith.  The Company plans to fund the remaining acquisitions with the remaining availability under the 2007 Credit Facility, cash generated from operations and a new credit facility or alternative financing.  The interest and fees are also reflective of the 2007 Credit Facility and the interest rate swap agreements as discussed above under “Interest Rate Swap Agreements and Forward Freight Agreements and Currency Swap Agreements.”

	Total	Within One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
2007 Credit Facility	$1,052,150	$-	$-	$-	$1,052,150
Remainder of purchase price of acquisitions (2)	$939,950	$269,550	$670,400	$-	$-
Interest and borrowing fees	$370,044	$26,858	$105,602	$97,104	$140,480
Executive employment agreement	$452	$186	$266	$-	$-
Office lease	$6,393	$243	$982	$1,036	$4,132

(1)	Represents the six month period ending December 31, 2008.

(2)
The timing of these obligations are based on estimated delivery dates for the remaining seven Capesize vessels and three Handysize vessels which are currently being constructed, as well as one Panamax vessel, and the obligation is inclusive of the commission due to brokers upon purchase of the vessels.

Interest expense has been estimated using the fixed hedge rate for the effective period and notional amount of the debt which is effectively hedged and 2.81% for the portion of the debt that has no designated swap against it, plus the applicable bank margin of 0.85% in the first five years of the 2007 Credit Facility and 0.90% in the last five years, as long as the ratio of Total Debt to Total Capitalization as defined in the 2007 Credit Facility remains below 70%. If the ratio of Total Debt to Total Capitalization is equal to or greater than 70% then the applicable margin is increased to 0.90% in the first five years of the 2007 Credit Facility and 0.95% in the last five years.   The Company is obligated to pay certain commitment fees in connection with the 2007 Credit Facility.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings. We estimate our drydocking costs and scheduled off-hire days for our fleet through 2009 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)
2008 (July 1- December 31, 2008)	$4.5	100
2009	4.1	100

The costs reflected are estimates based on drydocking our vessels in China.  We estimate that each drydock will result in 20 days of off-hire.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.

During the first half of 2008, the Genco Challenger and Genco Sugar completed drydocking at a cost of $0.5 million and $0.7 million, respectively.

We estimate that five of our vessels will be drydocked in the remainder of 2008, of which three will be drydocked during the third quarter of 2008 and two vessels in the fourth quarter of 2008.  An additional five of our vessels will be drydocked in 2009.

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

DUE FROM CHARTERERS, NET

Due from charterers, net includes accounts receivable from charters net of the provision for doubtful accounts. At each balance sheet date, the Company provides for the provision based on a review of all outstanding charter receivables. Included in the standard time charter contracts with our customers are certain performance parameters, which if not met can result in customer claims.  As of June 30, 2008, we had a reserve of $0.2 million against due from charterers balance, and at December 31, 2007, we had no reserve against due from charterers balance. As of June 30, 2008 and December 31, 2007, the Company had a reserve of $0.9 million and $0.7 million, respectively in deferred revenue, each of which is associated with estimated customer claims against the Company including time charter performance issues.

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

ITEM 3.    QUALITATIVE AND QUANTITATIVE MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  At June 30, 2008, we held nine interest rate risk management instruments and at December 31, 2007 we held eight such instruments, in order to manage future interest costs and the risk associated with changing interest rates.

The Company has entered into nine interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $681.2 million and the swaps have specified rates and durations.

The following table summarizes the interest rate swaps in place as of June 30, 2008 and December 31, 2007:
Interest Rate Swap Detail				June 30, 2008	December 31, 2007
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
				(in thousands)
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
9/7/07	4.56%	10/1/07	12/31/09	75,000	75,000
7/31/07	5.115%	11/30/07	11/30/11	100,000	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000	100,000
1/22/08	2.89%	2/1/08	2/1/11	50,000

				$681,233	$631,233

The swap agreements, with effective dates on or prior to June 30, 2008 synthetically convert variable rate debt the fixed interest rate of swap plus the Applicable Margin (which is 0.85% per annum for the first five years of the 2007 Credit Facility and 0.90% thereafter).  If the Company’s ratio of Total Debt to Total Capitalization (each as defined in the credit agreement for the 2007 Credit Facility) is greater than or equal to 70%, the Applicable Margin increases to 0.90% for the first five years and 0.95% thereafter.

The liability associated with these swaps at June 30, 2008 and December 31, 2007 is $19.7 million and $21.0 million, respectively, and are presented as the fair value of derivatives on the balance sheet.  Additionally, at June 30, 2008, the Company had a swap in an asset position of $1.0 million, which is presented as the fair value of derivatives on the balance sheet.  As of June 30, 2008 and December 31, 2007, the Company has accumulated OCI of ($18.7) million and ($21.1) million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in a loss from derivative instruments of three thousand dollars for the three months ended June 30, 2008.  Hedge ineffectiveness associated with the interest rate swaps resulted in a loss from derivative instruments of twenty thousand dollars for the six months ended June 30, 2008.  For the three and six months ended June 30, 2007 the swaps had no ineffectiveness resulting in any income or expense from derivative instruments.  At June 30, 2008, ($11.4) million of OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

Derivative financial instruments

The Company entered into nine interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $681.2 million, and the swaps have specified rates and durations.  See “Interest Rate Risk” above under this Item 3 for a table summarizing the interest rate swaps in place as of June 30, 2008 and December 31, 2007.

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

The interest (expense) income pertaining to the interest rate swaps for the three months ended June 30, 2008 and 2007 was ($3.4) million and $0.3 million, respectively.  The interest (expense) income pertaining to the interest rate swaps for the six months ended June 30, 2008 and 2007 was ($3.9) million and $0.5 million, respectively.

The swap agreements, with effective dates on or prior to June 30, 2008 synthetically convert variable rate debt the fixed interest rate of swap plus the Applicable Margin (which is 0.85% per annum for the first five years of the 2007 Credit Facility and 0.90% thereafter).  If the Company’s ratio of Total Debt to Total Capitalization (each as defined in the credit agreement for the 2007 Credit Facility) is greater than or equal to 70%, the Applicable Margin increases to 0.90% for the first five years and 0.95% thereafter.

The liability associated with these swaps at June 30, 2008 and December 31, 2007 is $19.7 million and $21.0 million, respectively, and are presented as the fair value of derivatives on the balance sheet.  Additionally, at June 30, 2008, the Company had a swap in an asset position of $1.0 million, which is presented as the fair value of derivatives on the balance sheet.  As of June 30, 2008 and December 31, 2007, the Company has accumulated OCI of ($18.7) million and ($21.1) million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in a loss from derivative instruments of three thousand dollars for the three months ended June 30, 2008.  Hedge ineffectiveness associated with the interest rate swaps resulted in a loss from derivative instruments of twenty thousand dollars for the six months ended June 30, 2008.  For the three and six months ended June 30, 2007 the swaps had no ineffectiveness resulting in any income or expense from derivative instruments.  At June 30, 2008, ($11.4) million of OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in interest rates because we have significant amounts of floating rate debt outstanding.  For the six months ended June 30, 2008, we paid LIBOR plus 0.85% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for such swap’s effective period.  For the six months ended June 30, 2007, LIBOR plus 0.95% on the 2005 Credit Facility and the Short-term Line for the debt in excess of any designated swap’s notional amount for the respective swap’s effective period.  For each effective swap, the interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the respective debt in place.  A 1% increase in LIBOR would result in an increase of $1.4 million in interest expense for the six months ended June 30, 2008, considering the increase would be only on the unhedged portion of the debt for which the rate differential on the relevant swap is not in effect.

Currency and exchange rates risk

The international shipping industry’s functional currency is the U.S. Dollar. Virtually all of our revenues and most of our operating costs are in U.S. Dollars. We incur certain operating expenses in currencies other than the U.S. dollar, and the foreign exchange risk associated with these operating expenses is immaterial.

The Company has entered into a number of short-term forward currency contracts to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described above under the heading “Short-term investments” in Note 2 of our financial statements.  For further information on these forward currency contracts, please see page 49 under the heading “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements.”

Upon maturation of the forward currency contract in place for 739.2 million NOK at June 30, 2008, a 1% change in the value of the Norwegian Kroner could result in a currency gain or loss of approximately $1.4 million.  However, since the Company is utilizing hedge accounting on the cost basis of the Jinhui stock, the effective portion of the currency translation gain or (loss) on the Available for Sale Security is netted against the fluctuation in the currency gain or loss on the forward currency contract itself to the extent of the hedged notional amount.

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

ITEM 2.    PURCHASES OF EQUITY SECURITIES BY THE ISSUER

During the three months ended June 30, 2008, we did not repurchase any shares of our common stock pursuant to our share repurchase program.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The Company held its Annual Meeting of Shareholders on May 14, 2008.

(b)           Not required.

(c)           Proposal No. 1:                                       Election of Class III Directors:

For: Peter C. Georgiopoulos	26,323,445	Withheld:	121,645
For: Stephen A. Kaplan	26,317,457	Withheld:	127,633

Messrs. Georgiopoulos and Kaplan were re-elected as Class III directors until the Company’s 2011 Annual Meeting of Shareholders and until their successors are elected and qualified or until their earlier resignation or removal.

Proposal No. 2:	Ratification of appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2008:

Total shares for:	26,406,071
Total shares against:	22,646
Total shares abstaining:	16,373
Number of shares voted:	26,445,090

The appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2008 was ratified.

(d)           None.

ITEM 5.	OTHER INFORMATION

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

10.1
Amendment and Supplement No. 3 to Senior Secured Credit Agreement, dated as of June 18, 2008, by and among Genco Shipping & Trading Limited, the lenders signatory thereto, and DnB NOR BANK ASA, New York Branch, as Administrative Agent, Collateral Agent, Mandated Lead Arranger and Bookrunner.*

10.2	Form of Director Restricted Stock Grant Agreement dated as of July 24, 2008.*

10.3	Memorandum of Agreement dated as of May 7, 2008 by and among Genco Cavalier LLC, Bocimar International N.V., and Delphis N.V.*

10.4	Form of Memorandum of Agreement dated as of May 7, 2008 by and between subsidiaries of Genco Shipping & Trading Limited and Bocimar International N.V.*

10.5
Form of Memorandum of Agreement dated as of June 13, 2008 for acquisition of vessels from Lambert Navigation Ltd., Northville Navigation Ltd., Providence Navigation Ltd., and Prime Bulk Navigation Ltd.*

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

GENCO SHIPPING & TRADING LIMITED

DATE: August 8, 2008	By: /s/ Robert Gerald Buchanan Robert Gerald Buchanan President (Principal Executive Officer)
DATE: August 8, 2008	By: /s/ John C. Wobensmith John C. Wobensmith Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document

10.1
Amendment and Supplement No. 3 to Senior Secured Credit Agreement, dated as of June 18, 2008, by and among Genco Shipping & Trading Limited, the lenders signatory thereto, and DnB NOR BANK ASA, New York Branch, as Administrative Agent, Collateral Agent, Mandated Lead Arranger and Bookrunner.*

10.2	Form of Director Restricted Stock Grant Agreement dated as of July 24, 2008.*

10.3	Memorandum of Agreement dated as of May 7, 2008 by and among Genco Cavalier LLC, Bocimar International N.V., and Delphis N.V.*

10.4	Form of Memorandum of Agreement dated as of May 7, 2008 by and between subsidiaries of Genco Shipping & Trading Limited and Bocimar International N.V.*

10.5
Form of Memorandum of Agreement dated as of June 13, 2008 for acquisition of vessels from Lambert Navigation Ltd., Northville Navigation Ltd., Providence Navigation Ltd., and Prime Bulk Navigation Ltd.*

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