Form 10-Q
period 2008-09-30
GENCO SHIPPING & TRADING LTD
filed 2008-11-10
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]                                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes     X          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                                                                                                                      Accelerated filer  ❒
Non-accelerated filer  ❒ (Do not check if a smaller reporting company)                                                                                                              Smaller reporting company  ❒
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes               No       X

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2008:
Common stock, $0.01 per share 31,517,678 shares.

Genco Shipping & Trading Limited
Form 10-Q for the three and nine months ended September 30, 2008 and 2007

                                                                                                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

a)	Consolidated Balance Sheets -
September 30, 2008 and December 31, 2007	3

b)	Consolidated Statements of Operations -
For the three and nine months ended September 30, 2008 and 2007	4

c)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income -
For the nine months ended September 30, 2008 and 2007	5

d)	Consolidated Statements of Cash Flows -
For the nine months ended September 30, 2008 and 2007	6

e)	Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007	7

Item 2.	Management’s Discussion and Analysis of
Financial Position and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42

Item 4.	Controls and Procedures	43

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Purchases of Equity Securities by the Issuer	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

Genco Shipping & Trading Limited
Consolidated Balance Sheets as of September 30, 2008
and December 31, 2007
(U.S. Dollars in thousands, except for share data)
	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$142,455	$71,496
Short-term investments	60,461	167,524
Vessels held for sale	-	16,857
Due from charterers, net of a reserve of $100 and $0, respectively	1,515	2,343
Prepaid expenses and other current assets	14,458	9,374
Fair value of derivative instruments	1,926	-
Total current assets	220,815	267,594

Noncurrent assets:
Vessels, net of accumulated depreciation of $121,238 and $71,341, respectively	1,617,212	1,224,040
Deposits on vessels	173,482	149,017
Deferred drydock, net of accumulated depreciation of $2,188 and $941, respectively	7,632	4,552
Other assets, net of accumulated amortization of $845 and $288, respectively	9,347	6,130
Fixed assets, net of accumulated depreciation and amortization of $1,031 and $722, respectively	1,802	1,939
Fair value of derivative instruments	657	-
Total noncurrent assets	1,810,132	1,385,678

Total assets	$2,030,947	$1,653,272

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$20,431	$17,514
Current portion of long-term debt	-	43,000
Deferred revenue	10,702	8,402
Fair value of derivative instruments	-	1,448
Total current liabilities	31,133	70,364

Noncurrent liabilities:
Deferred revenue	2,037	968
Deferred rent credit	711	725
Fair market value of time charters acquired	29,488	44,991
Fair value of derivative instruments	22,891	21,039
Long-term debt	1,129,500	893,000
Total noncurrent liabilities	1,184,627	960,723

Total liabilities	1,215,760	1,031,087

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 31,517,678 and 28,965,809 shares at September 30, 2008 and December 31, 2007, respectively	315	290
Paid-in capital	716,778	523,002
Accumulated other comprehensive (deficit) income	(88,925)	19,017
Retained earnings	187,019	79,876
Total shareholders’ equity	815,187	622,185

Total liabilities and shareholders’ equity	$2,030,947	$1,653,272
See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007
(U.S. Dollars in Thousands, Except for Earnings per Share and Share Data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$107,557	$45,630	$303,798	$119,697

Operating expenses:
Voyage expenses	1,748	1,853	3,216	4,284
Vessel operating expenses	11,509	6,702	33,615	19,536

General and administrative expenses	4,133	3,395	12,975	9,642
Management fees	712	414	2,050	1,157
Depreciation and amortization	18,840	8,159	51,453	22,778
Gain on sale of vessel	-	-	(26,227)	(3,575)

Total operating expenses	36,942	20,523	77,082	53,822

Operating income	70,615	25,107	226,716	65,875

Other (expense) income:
(Loss) income from derivative instruments	(629)	475	(2,009)	(1,119)
Interest income	634	823	1,609	2,777
Interest expense	(12,031)	(10,085)	(35,433)	(17,655)
Income from short-term investments	4,410	-	7,001	-

Other (expense) income	(7,616)	(8,787)	(28,832)	(15,997)

Net income	$62,999	$16,320	$197,884	$49,878

Earnings per share-basic	$2.00	$0.64	$6.60	$1.97
Earnings per share-diluted	$1.99	$0.64	$6.56	$1.96
Weighted average common shares outstanding-basic	31,423,483	25,336,587	29,974,547	25,319,479
Weighted average common shares outstanding-diluted	31,610,262	25,481,948	30,166,060	25,453,502
Dividends declared per share	$1.00	$0.66	$2.85	$1.98

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Unaudited)
For the Nine Months Ended September 30, 2008
(U.S. Dollars in Thousands Except for Per Share and Share Data)

	Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance – January 1, 2008	$290	$523,002	$79,876	$19,017		$622,185

Net income			197,884		$197,884	197,884

Unrealized loss on short-term investments				(104,667)	(104,667)	(104,667)

Unrealized loss on currency translation on short-term investments, net				(2,134)	(2,134)	(2,134)

Unrealized derivative loss on cash flow hedges				(1,141)	(1,141)	(1,141)

Comprehensive income					$89,942

Cash dividends paid ($2.85 per share)			(85,590)			(85,590)

Issuance of common stock 2,702,669 shares	27	195,452				195,479

Issuance of 127,500 shares of nonvested stock	1	(1)				-

Acquisition and retirement of 278,300 shares of common stock	(3)	(6,346)	(5,151)			(11,500)

Nonvested stock amortization		4,671				4,671

Balance – September 30, 2008	$315	$716,778	$187,019	$(88,925)		$815,187

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2008 and 2007
(U.S. Dollars in Thousands)
(Unaudited)
	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$197,884	$49,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,453	22,778
Amortization of deferred financing costs	556	3,966
Amortization of value of time charterers acquired	(16,545)	(259)
Realized (gain) loss on forward currency contracts	(3,382)	7,041
Unrealized loss on derivative instruments	57	16
Unrealized loss (gain) on hedged short-term investment	8,848	(11,176)
Unrealized (gain) loss on forward currency contracts	(3,375)	5,259
Realized income on short-term investments	(7,001)	-
Amortization of nonvested stock compensation expense	4,671	1,641
Gain on sale of vessel	(26,227)	(3,575)
Change in assets and liabilities:
Decrease (increase) in due from charterers	828	(2,279)
Increase in prepaid expenses and other current assets	(3,118)	(1,732)
Increase in accounts payable and accrued expenses	3,749	3,469
Increase in deferred revenue	3,369	3,506
Decrease in deferred rent credit	(14)	(14)
Deferred drydock costs incurred	(4,327)	(2,679)

Net cash provided by operating activities	207,426	75,840

Cash flows from investing activities:
Purchase of vessels	(411,968)	(348,291)
Deposits on vessels	(57,408)	(196,640)
Purchase of short-term investments	(10,251)	(115,526)
Payments on forward currency contracts, net	-	(7,002)
Proceeds from forward currency contracts, net	3,426	-
Realized income on short-term investments	7,001	-
Proceeds from sale of vessel	43,084	13,004
Purchase of other fixed assets	(162)	(541)

Net cash used in investing activities	(426,278)	(654,996)

Cash flows from financing activities:
Proceeds from 2007 Credit Facility	461,500	826,200
Repayments on the 2007 Credit Facility	(268,000)	-
Proceeds from 2005 Credit Facility and Short-term Line	-	77,000
Repayment of 2005 Credit Facility and Short-term Line	-	(288,933)
Cash dividends paid	(85,590)	(50,521)
Net proceeds from issuance of common stock	195,554	-
Payments to acquire and retire common stock	(10,040)
Payment of deferred financing costs	(3,613)	(6,906)

Net cash provided by financing activities	289,811	556,840

Net increase (decrease) increase in cash	70,959	(22,316)

Cash and cash equivalents at beginning of period	71,496	73,554

Cash and cash equivalents at end of period	$142,455	$51,238
See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
 (U.S. Dollars in Thousands Except Per Share and Share Data)

Notes to Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

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

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of September 30, 2008:

Wholly Owned Subsidiaries	Vessels Acquired	dwt	Date Delivered	Year Built	Date Sold

Genco Reliance Limited	Genco Reliance	29,952	12/6/04	1999	—
Genco Vigour Limited	Genco Vigour	73,941	12/15/04	1999	—
Genco Explorer Limited	Genco Explorer	29,952	12/17/04	1999	—
Genco Carrier Limited	Genco Carrier	47,180	12/28/04	1998	—
Genco Sugar Limited	Genco Sugar	29,952	12/30/04	1998	—
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05	1999	—
Genco Progress Limited	Genco Progress	29,952	1/12/05	1999	—
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05	1997	—
Genco Success Limited	Genco Success	47,186	1/31/05	1997	—
Genco Beauty Limited	Genco Beauty	73,941	2/7/05	1999	—
Genco Knight Limited	Genco Knight	73,941	2/16/05	1999	—
Genco Leader Limited	Genco Leader	73,941	2/16/05	1999	—
Genco Marine Limited	Genco Marine	45,222	3/29/05	1996	—
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05	1997	—
Genco Trader Limited	Genco Trader	69,338	6/7/05	1990	2/26/08
Genco Muse Limited	Genco Muse	48,913	10/14/05	2001	—
Genco Commander Limited	Genco Commander	45,518	11/2/06	1994	12/3/07
Genco Acheron Limited	Genco Acheron	72,495	11/7/06	1999	—
Genco Surprise Limited	Genco Surprise	72,495	11/17/06	1998	—
Genco Augustus Limited	Genco Augustus	180,151	8/17/07	2007	—
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07	2007	—
Genco London Limited	Genco London	177,833	9/28/07	2007	—
Genco Titus Limited	Genco Titus	177,729	11/15/07	2007	—
Genco Challenger Limited	Genco Challenger	28,428	12/14/07	2003	—
Genco Charger Limited	Genco Charger	28,398	12/14/07	2005	—
Genco Warrior Limited	Genco Warrior	55,435	12/17/07	2005	—
Genco Predator Limited	Genco Predator	55,407	12/20/07	2005	—
Genco Hunter Limited	Genco Hunter	58,729	12/20/07	2007	—
Genco Champion Limited	Genco Champion	28,445	1/2/08	2006	—
Genco Constantine Limited	Genco Constantine	180,183	2/21/08	2008	—
Genco Raptor LLC	Genco Raptor	76,499	6/23/08	2007	—
Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08	2007	—
Genco Thunder LLC	Genco Thunder	76,499	9/25/08	2007	—
Genco Hadrian Limited	Genco Hadrian	170,500	Q1 2009 (1)	2009 (2)	—
Genco Commodus Limited	Genco Commodus	170,500	Q2 2009 (1)	2009 (2)	—

Genco Maximus Limited	Genco Maximus	170,500	Q2 2009 (1)	2009 (2)	—
Genco Claudius Limited	Genco Claudius	170,500	Q3 2009 (1)	2009 (2)	—
Genco Aurelius Limited	Genco Aurelius	170,500	Q2 2009 (3)	2009 (3)	—
Genco Julian Limited	Genco Julian	170,500	Q3 2009 (3)	2009 (3)	—
Genco Valerian Limited	Genco Valerian	170,500	Q4 2009 (3)	2009 (3)	—
Genco Eagle Limited	Genco Eagle	32,000	Q1 2009 (3)	2009 (3)	—
Genco Falcon Limited	Genco Falcon	32,000	Q1 2009 (3)	2009 (3)	—
Genco Hawk Limited	Genco Hawk	32,000	Q1 2009 (3)	2009 (3)	—

(1) Dates for vessels being delivered in the future are estimates based on guidance received from the sellers and/or the respective shipyards.

(2) Built dates for vessels delivering in the future are estimates based on guidance received from the sellers and respective shipyards.

(3) On November 3, 2008, the Company agreed to cancel the acquisition of these six drybulk newbuildings. Refer to Note 21 – Subsequent Events.

During May 2008, the Company closed on an equity offering of 2,702,669 shares of Genco common stock at an offering price of $75.47 per share.  The Company received net proceeds of approximately $195,479 after deducting underwriters' fees and expenses.  On May 28, 2008, the Company utilized $195,000 of these proceeds to repay outstanding borrowings under the 2007 Credit Facility.  Additionally, in the same offering, OCM Fleet Acquisition LLC sold 1,000,000 shares at the same offering price of $75.47 per share.  The Company did not receive any proceeds from the common stock sold by OCM Fleet Acquisition LLC. As a result of the foregoing transactions, Mr. Georgiopoulos may be deemed to beneficially own 13.13% of our common stock (including shares held through Fleet Acquisition LLC), and OCM Fleet Acquisition LLC may be deemed to beneficially own 4.80% of our common stock.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on our Form 10-K for the year ended December 31, 2007 (the “2007 10-K”).

Principles of consolidation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which include the accounts of Genco Shipping & Trading Limited and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the December 31, 2007 consolidated financial statements of Genco Shipping & Trading Ltd. contained in the 2007 10-K.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned.  Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues.  As of September 30, 2008 and December 31, 2007, the company had a reserve of $1,140 and $734, respectively, related to these estimated customer claims.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral.  The Company earned 100% of revenues from nineteen and twelve customers for the three months ended September 30, 2008 and 2007, respectively, and 100% of revenues from twenty and seventeen customers for the nine months ended September 30, 2008 and 2007, respectively.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at September 30, 2008 and December 31, 2007.

For the three months ended September 30, 2008 there are two customers that individually accounted for more than 10% of revenue, Cargill International S.A.. and Pacific Basin Chartering Ltd., which represented 27.53% and  12.60% of revenue, respectively.  For the three months ended September 30, 2007 there were four customers that individually accounted for more than 10% of revenue, Lauritzen Bulkers A/S, Cargill International S.A., STX Panocean (UK) Co., Ltd., and Pacific Basin Chartering Ltd., which represented 15.66%, 14.08%, 12.98% and 10.27% of revenue, respectively.

For the nine months ended September 30, 2008 there were two customers that individually accounted for more than 10% of revenue, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 29.36% and 14.52% of revenue, respectively.  For the nine months ended September, 2007 there is one customer that individually accounted for more than 10% of revenue, Lauritzen Bulkers A/S, which represented 15.90% of revenue.

The Company maintains all of its cash with one financial institution.  None of the Company's cash balances are covered by insurance in the event of default by this financial institution.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement 133” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under SFAS No. 133. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company’s management is currently assessing the new disclosure requirements required by SFAS No. 161.

3 - CASH FLOW INFORMATION

The Company currently has nine interest rate swaps, and these swaps are described and discussed in Note 8. The fair value of eight of the swaps is in a liability position of $22,891 and one of the swaps is in an asset position of $657 as of September 30, 2008.  At December 31, 2007, the swaps were in a liability position of $21,039.

For the nine months ended September 30, 2008, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $407 for the purchase of vessels, $483 associated with deposits on vessels, $25 for the purchase of other fixed assets, and $51 for the purchase of short-term investments.  For the nine months ended September 30, 2008, the Company also had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $160 associated with deferred financing costs, and $1,460 associated with stock repurchases, which are reflected as share repurchases at September 30, 2008.  Additionally, for the nine months ended September 30, 2008, the Company had items in prepaid expenses and other current assets consisting of $4,455 which reduced the deposits on vessels. For the nine months ended September 30, 2007, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $417 for the purchase of vessels, $235 associated with deposits on vessels, $23 for the purchase of other fixed assets, and $116 for the purchase of short-term investments.  For the nine months ended September 30, 2007, the Company did not have any non-cash financing activities not included in the Consolidated Statement of Cash Flows for items in accounts payable and accrued expenses.

For the nine months ended September 30, 2008, the Company made a non-cash reclassification of $30,335 from deposits on vessels to vessels net of accumulated depreciation due to the completion of the purchase of the Genco Champion and Genco Constantine.

During the nine months ended September 30, 2008 and September 30, 2007, the cash paid for interest, including interest amounts capitalized was $39,833 and $14,165, respectively.

On January 10, 2008 the Board of Directors approved a grant of 100,000 shares of nonvested common stock to Peter Georgiopoulos, Chairman of the Board.  The fair value of such nonvested stock was $4,191 on the grant date and was recorded in equity.  Additionally, on February 13, 2008 and July 24, 2008, the Company made grants of nonvested common stock under the Plan in the amount of 12,500 and 15,000 shares, respectively, to directors of the Company. The fair value of such nonvested stock was $689 and $938, respectively, on the grant dates and was recorded in equity.

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

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

On June 16, 2008 the Company agreed to acquire six drybulk newbuildings from Lambert Navigation Ltd., Northville Navigation Ltd., Providence Navigation Ltd., and Primebulk Navigation Ltd., for an aggregate purchase price of $530,000.  This acquisition was subsequently cancelled in November 2008, as described further in Note 21 – Subsequent Events.  Additionally, on May 9, 2008, the Company agreed to acquire three 2007 built vessels, consisting of two Panamax vessels and one Supramax vessel, from Bocimar International N.V. and Delphis N.V for an aggregate purchase price of approximately $257,000 which have all been acquired through the third quarter of 2008.  Upon completion the remaining four Capesize vessels from companies within the Metrostar Management Corporation group, Genco's fleet will consist of 35 drybulk vessels, consisting of nine Capesize, eight Panamax, four Supramax, six Handymax and eight Handysize vessels, with an aggregate carrying capacity of approximately 2,909,000 dwt and an average age of 6.6 years.

On February 26, 2008, the Company completed the sale of the Genco Trader.  The Company realized a net gain of approximately $26,227 and had net proceeds of $43,084 from the sale of the vessel in the first quarter of 2008. The Genco Trader was classified as held for sale at December 31, 2007 in the amount of $16,857.

On February 21, 2008, the Company completed the acquisition of the Genco Constantine, a 2008 built Capesize vessel from companies within the Metrostar Management Corporation group.  The remaining four Capesize vessels are expected to be built, and subsequently delivered to Genco, between the first quarter of 2009 and the third quarter of 2009.  As of December 31, 2007, four of the nine Capesize vessels, the Genco Augustus, Genco Tiberius, Genco London, and Genco Titus, all 2007 built vessels, had been delivered to Genco.

On January 2, 2008, the Company completed the acquisition of the Genco Champion, the last vessel acquired from affiliates of Evalend Shipping Co. S.A.  On December 31, 2007, the Company had completed the acquisition of five of the vessels, the Genco Predator, Genco Warrior, Genco Hunter, Genco Charger, and Genco Challenger.

Below and above market time charters acquired were amortized as a net increase to revenue in the amounts of $4,935 and $1,176, respectively, for the three months ended September 30, 2008 and September 30, 2007.  Below and above market time charters acquired were amortized as a net increase to revenue in the amounts of $16,545 and $259, respectively, for the nine months ended September 30, 2008 and September 30, 2007.

Capitalized interest expense associated with the newbuilding contracts acquired for the three months ended September 30, 2008 and 2007 was $1,543 and $2,090, respectively.   Capitalized interest expense associated with the newbuilding contracts acquired for the nine months ended September 30, 2008 and 2007 was $4,328 and $2,090, respectively.

The purchase and sale of the aforementioned vessels is consistent with the Company's strategy of selectively expanding the number and maintaining the high-quality vessels in the fleet.

5 – SHORT-TERM INVESTMENTS

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as Available For Sale (“AFS”) and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of other comprehensive income (“OCI”).  At September 30, 2008 and December 31, 2007, the Company holds an investment of 16,335,100, and 15,439,800 shares of Jinhui capital stock, respectively, which is recorded at the fair value of $60,461 and $167,524, respectively based on the closing price on September 30, 2008 and December 28, 2007 (the last trading date on the Oslo exchange in 2007) of 21.70 NOK and 59.00 NOK, respectively.  Effective on August 16, 2007, the Company elected to utilize hedge accounting for forward contracts hedging the currency risk associated with the Norwegian

Kroner cost basis in the Jinhui stock.  The hedge is limited to the lower of the cost basis or the market value at time of the designation.  The unrealized appreciation in the stock and the currency translation gain above the cost basis are recorded as a component of OCI.  Realized gains and losses on the sale of these securities will be reflected in the consolidated statement of operations in other (expense) or income once sold.  Time value of the forward contracts are excluded from effectiveness testing and recognized currently in income.  For the nine months ended  September 30, 2008 and September 30, 2007, an immaterial amount was recognized in income or (expense) from derivative instruments associated with excluded time value and ineffectiveness.   On October 10, 2008 the Company elected to discontinue the purchase of forward currency contracts associated with Jinhui by entering into an offsetting trade that closed the previously opened currency contract and thereby eliminated the hedge on Jinhui.

The unrealized currency translation gain for any unhedged portion for the Jinhui capital stock remains a component of OCI since this investment is designated as an AFS security.  The hedged portion of the currency translation (loss)/gain has been reclassed to the income statement as a component of (loss) income from derivative instruments.  Refer to Note 9 – Accumulated Other Comprehensive Income for a breakdown of the components of accumulated OCI.

The following table sets forth the unrealized currency translation (loss)/gain recognized on the short-term investment excluding offsetting (gains)/losses on the hedged forward contracts:

	Three months ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Unrealized currency translation (loss)/gain -- fair value hedge accounting	$(21,959)	$10,799	$(10,983)	$12,709

 If the Company’s investment in Jinhui is determined to be other-than-temporarily impaired, the impairment loss would be reclassified from equity and recorded as a loss in the income statement for the amount of the impairment.  As a result of the current financial environment, we reviewed the investment in Jinhui for indicators of other-than-temporary impairment. This determination required significant judgment. In making this judgment, we evaluated, among other factors, the duration and extent to which the fair value of the investment is less than its cost; the general market conditions, including factors such as industry and sector performance; and our intent and ability to hold the investment.  As of September 30, 2008, the Company’s investment in Jinhui was not deemed to be other-than-temporarily impaired.

At September 30, 2008, the Company had one short-term forward currency contract to hedge the Company’s exposure to the Norwegian Kroner related to the cost basis of Jinhui stock as described above.  The forward currency contract for a notional amount of 739.2 million NOK (Norwegian Kroner) or $128,105, was settled on October 22, 2008 which resulted in a cash settlement received of $10,297.  The Company has elected to discontinue the forward currency contract and hedge due to the underlying market value of Jinhui.  At December 31, 2007, the Company had one short-term forward currency contract to hedge the Company’s exposure to the Norwegian Kroner related to the cost basis of Jinhui stock as described above.  The forward currency contract for a notional amount of 685.1 million NOK (Norwegian Kroner) or $124,557, matured on January 17, 2008.  The short-term asset (liability) associated with the forward currency contract at September 30, 2008 and December 31, 2007 is $1,926 and ($1,448), respectively, and is presented as the fair value of derivatives on the balance sheet.  The gain (loss) associated with these respective liabilities is included as a component of (loss) income from derivative instruments and is offset by a reclassification from OCI for the hedged portion of the currency gain (loss) on short-term investments.

The following table sets forth the net (loss)/gain, realized and unrealized, related to the forward currency contracts and to the hedged translation on the cost basis of the Jinhui stock.  These are reflected as income/(loss) from derivative instruments and are included as a component of other expense.

	Three months ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net (loss)/gain, realized and unrealized	$(765)	$492	$(2,047)	$1,103

6 - EARNINGS PER COMMON SHARE

The computation of basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings (loss) per share assumes the vesting of nonvested stock awards (see Note 18), for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the three and nine months ended September 30, 2008 and 2007, the restricted stock grants are dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	31,423,483	25,336,587	29,974,547	25,319,479

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	31,423,483	25,336,587	29,974,547	25,319,479

Weighted average restricted stock awards	186,779	145,361	191,513	134,023

Weighted average common shares outstanding, diluted	31,610,262	25,481,948	30,166,060	25,453,502

7 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

The Company makes an employee performing internal audit services available to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board, Chief Executive Officer and President.   For the nine months ended September 30, 2008 and 2007, the Company invoiced $100 and $93, respectively, to GMC for the time associated with such internal audit services.  Additionally, during the nine months ended September 30, 2008 and 2007, the Company incurred travel and other related expenditures totaling $252 and $119, respectively, reimbursable to GMC or its service provider.   For the nine months ended September 30, 2008 approximately $9 of these travel expenditures were paid from the gross proceeds received from the May 2008 equity offering and as such were included in the determination of net proceeds.  At September 30, 2008 and December 31, 2007, the amount due GMC is $7 and $5, respectively.

During the nine months ended September 30, 2008 and 2007, the Company incurred legal services aggregating $87 and $133 from Constantine Georgiopoulos, father of Peter C. Georgiopoulos, Chairman of the Board. At September 30, 2008 and December 31, 2007, $26 and $86, respectively, was outstanding to Constantine Georgiopoulos.

In December 2006, the Company engaged the services of WeberCompass (Hellas) S.A. (“WC”), a shipbroker, to facilitate the sale of the Genco Glory.  One of our directors, Basil G. Mavroleon, is a Managing Director of WC and a Managing Director and shareholder of Charles R. Weber Company, Inc., which is 50%

 shareholder of WC.  WC was paid a commission of $132, or 1% of the gross selling price of the Genco Glory. No amounts were due to WC at September 30, 2008 or at December 31, 2007.

During March 2007, the Company utilized the services of North Star Maritime, Inc. (“NSM”) which is owned and operated by one of our directors, Rear Admiral Robert C. North, USCG (ret.).  NSM, a marine industry consulting firm, specializes in international and domestic maritime safety, security and environmental protection issues.  NSM was paid $12 for services rendered.  No amounts were due to NSM at September 30, 2008 or at December 31, 2007.

8 - LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2008	December 31, 2007

2008 Term Facility	$-	$-
Revolver, 2007 Credit Facility	1,129,500	936,000
Less: Current portion	-	43,000

Long-term debt	$1,129,500	$893,000

As discussed in Note 21 – Subsequent Events, the Company repaid $53,000 in debt associated with the deposits for the six vessels whose acquisition was cancelled using cash flow from operations, thereby reducing the debt outstanding under the Company’s 2007 Credit Facility to $1,076,500.

2008 Term Facility

On September 4, 2008, the Company executed a Credit Agreement for its new $320 million credit facility (“2008 Term Facility”).  The Company had previously announced the bank commitment for this facility in a press release on August 18, 2008.  The 2008 Term Facility is underwritten by Nordea Bank Finland Plc, New York Branch, who serves as Administrative Agent, Bookrunner, and Collateral Agent, as well as other banks.

The terms of the 2008 Term Facility provide that it is to be cancelled upon a cancellation of the acquisition contracts for the six vessels described above in Note 4 – Vessel Acquisitions and Dispositions.  Cancellation of the facility would result in a non-cash charge in the fourth quarter of 2008 to interest expense of approximately $2,300 associated with unamortized deferred financing costs.   The Company is discussing the potential extension of this facility with its lenders.

2007 Credit Facility

On July 20, 2007, the Company entered into a credit facility with DnB Nor Bank ASA (the “2007 Credit Facility”) for the purpose of acquiring the nine new Capesize vessels and refinancing the Company’s existing 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent. The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the 2005 Credit Facility and the Short-Term Line, and these two facilities have accordingly been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility is $1,377,000.  Subsequent to the equity offering completed in October 2007, the Company is no longer required pay up to $6,250 or such lesser amount as is available from Net Cash Flow (as defined in the credit agreement for the 2007 Credit Facility) each fiscal quarter to reduce borrowings under the 2007 Credit Facility.  As of September 30, 2008, $247,500 remains available to fund future vessel acquisitions.  The Company may borrow up to $50,000 of the $247,500 for working capital purposes.

The significant covenants in the 2007 Credit Facility have been disclosed in the 2007 10-K.  As of September 30, 2008, the Company believes it is in compliance with all of the financial covenants under its 2007 Credit Facility, as amended.

At September 30, 2008, there were no letters of credit issued under the 2007 Credit Facility.

On June 18, 2008, the Company entered into an amendment to the 2007 Credit Facility allowing the Company to prepay vessel deposits to give the Company flexibility in refinancing potential vessel acquisitions.

 The following table sets forth the repayment of the outstanding debt of $1,129,500 at September 30, 2008 under the 2008 Term Facility and the 2007 Credit Facility:

Period Ending September 30,	Total

2008 (October 1, 2008 – December 31, 2008)	$-
2009	-
2010	-
2011	-
2012	-
Thereafter	1,129,500

Total long-term debt	$1,129,500

As discussed in Note 21 – Subsequent Events, the Company repaid $53,000 in debt associated with the deposits for the six vessels whose acquisition was cancelled using cash flow from operations, thereby reducing the debt outstanding under the Company’s 2007 Credit Facility to $1,076,500.

Interest rates

The following tables sets forth the effective interest rate associated with the interest expense for the 2007 Credit Facility, as amended, including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, and the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the unused commitment fees:

	Three months ended September 30,		Nine Months Ended September 30,
Effective interest rate associated with:	2008	2007	2008	2007
2007 Credit Facility, as amended	5.27%	6.16%	5.27%	6.34%
Debt, excluding unused commitment fees (range)	3.35% to 4.66%	5.91% to 6.66%	2.98% to 6.10%	5.91% to 6.66%

Letter of credit

In conjunction with the Company entering into a long-term office space lease (See Note 16 - Lease Payments), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit. As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank.  The letter of credit amount as of September 30, 2008 and December 31, 2007 was in the amount of $416 and $520, respectively, at a fee of 1% per annum. The letter of credit was reduced to $416 on August 1, 2008 and is cancelable on each renewal date provided the landlord is given 150 days minimum notice.

Interest rate swap agreements

The Company has entered into nine interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $681,233 and the swaps have specified rates and durations.

The following table summarizes the interest rate swaps in place as of September 30, 2008 and December 31, 2007:

Interest Rate Swap Detail				September 30, 2008	December 31, 2007
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
9/7/07	4.56%	10/1/07	12/31/09	75,000	75,000
7/31/07	5.115%	11/30/07	11/30/11	100,000	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000	100,000
1/22/08	2.89%	2/1/08	2/1/11	50,000

				$681,233	$631,233

The interest (expense) income pertaining to the interest rate swaps for the three months ended September 30, 2008 and 2007 was ($3,449) and $251, respectively.  The interest (expense) income pertaining to the interest rate swaps for the nine months ended September 30, 2008 and 2007 was ($7,317) and $745, respectively.

The liability associated with these swaps at September 30, 2008 and December 31, 2007 is $22,891 and $21,039, respectively, which are presented as the fair value of derivatives on the balance sheet.  Additionally, at September 30, 2008, the Company had a swap in an asset position of $657, which is presented as the fair value of derivatives on the balance sheet.  As of September 30, 2008 and December 31, 2007, the Company has accumulated OCI of ($22,208) and ($21,068), respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in income or (loss) from derivative instruments of $14 for the three months ended September 30, 2008.  Hedge ineffectiveness associated with the interest rate swaps resulted in income or (loss) from derivative instruments of ($7) for the nine months ended September 30, 2008.  For the three and nine months ended September 30, 2007, hedge ineffectiveness associated with the interest rate swaps resulted in income or (loss) from derivative instruments of ($16).   At September 30, 2008, ($10,208) of OCI is expected to be reclassified into interest expense over the next 12 months associated with interest rate derivatives.

9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income included in the accompanying consolidated balance sheets consist of net unrealized gain (loss) from short-term investments, net gain (loss) on derivative instruments designated and qualifying as cash-flow hedging instruments, and cumulative translation adjustments on the short-term investment in Jinhui stock as of September 30, 2008 and December 31, 2007.

	Accumulated OCI	Unrealized Gain (loss) on Cash Flow Hedges	Unrealized Gain on Short-term Investments	Currency Translation Gain (loss) on Short-term Investments
OCI – January 1, 2008	$19,017	$(21,068)	$38,540	$1,545
Unrealized loss on short-term investments	(104,667)		(104,667)
Translation loss on short-term investments	(10,983)			(10,983)
Translation loss reclassed to (loss) income from derivative instruments	8,848			8,848
Unrealized gain on cash flow hedges	6,177	6,177
Interest income reclassed to (loss) income from derivative instruments	(7,317)	(7,317)
OCI – September 30, 2008	$(88,925)	$(22,208)	$(66,127)	$(590)

10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2008	December 31, 2007
Cash and cash equivalents	$142,455	$71,496
Short-term investments	60,461	167,524
Floating rate debt	1,129,500	936,000
Derivative instruments – asset position	2,583	-
Derivative instruments – liability position	22,891	22,487

The fair value of the short-term investments is based on quoted market rates.  The fair value of the revolving credit facility is estimated based on current rates offered to the Company for similar debt of the same remaining maturities.  Additionally, the Company considers its creditworthiness in determining the fair value of the revolving credit facility.  The carrying value approximates the fair market value for the floating rate loans.  The fair value of the interest rate and currency swaps (used for purposes other than trading) is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates, NOK spot rates, and the creditworthiness of both the swap counterparty and the Company

The Company elected to early adopt SFAS No. 157 beginning in its 2007 fiscal year, and there was no material impact to its first quarter financial statements.  SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.  This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The following table summarizes the valuation of our short-term investments and financial instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed:

	September 30, 2008
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Short-term investments	$60,461	$60,461
Derivative instruments – asset position	2,583		2,583
Derivative instruments – liability position	22,891		22,891

The Company holds an investment in the capital stock of Jinhui, which is classified as a short-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company’s interest rate derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR.  In addition, the Company’s derivative instruments include a forward currency contract based on the Norwegian Kroner.   The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, NOK spot rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  SFAS No. 157 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments in an asset or liability position and did not have a material impact on the fair value of these derivative instruments.  As of September 30, 2008, both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

11 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:
	September 30, 2008	December 31, 2007
Lubricant inventory and other stores	$3,398	$2,720
Prepaid items	2,183	1,769
Insurance Receivable	2,754	1,331
Interest receivable on deposits for vessels to be acquired	4,455	2,489
Other	1,668	1,065
Total	$14,458	$9,374

As discussed in Note 21 – Subsequent Events, the Company has agreed to cancel the previously announced acquisition of six drybulk newbuildings from Lambert Navigation Ltd., Northville Navigation Ltd., Providence Navigation Ltd., and Primebulk Navigation Ltd.  Included in Interest receivable on deposits for vessels to be acquired is approximately $400 of interest receivable on the $53,000 deposits that have been forfeited by the Company, which will be charged to the income statement in the fourth quarter.

12 – OTHER ASSETS, NET

Other assets consist of deferred financing costs which include fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized over the life of the related debt, which is included in interest expense. The Company has unamortized deferred financing costs of $9,347 and $6,130, respectively, at September 30, 2008 and December 31, 2007 associated with the 2007 Credit Facility and 2008 Term Facility. Accumulated amortization of deferred financing costs as of September 30, 2008 and December 31, 2007 was $845 and $288, respectively.  During July 2007, the Company refinanced its previous facilities (the Short-Term Line and the 2005 Credit Facility) resulting in the non-cash write-off of the unamortized deferred financing cost of $3,568 to interest expense.  The Company has incurred deferred financing costs of $7,893 and $2,298 in total for the 2007 Credit Facility and the 2008 Term Facility, respectively.  Amortization expense for deferred financing costs, including the write-off any unamortized costs upon refinancing credit facilities for the three months ended September 30, 2008 and 2007 was $214 and $3,694, respectively.  Amortization expense for deferred financing costs, including the write-off any unamortized costs upon refinancing credit facilities for the nine months ended September 30, 2008 and 2007 was $556 and $3,966, respectively.

13 - FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2008	December 31, 2007
Fixed assets:
Vessel equipment	$939	$826
Leasehold improvements	1,146	1,146
Furniture and fixtures	349	347
Computer equipment	399	342
Total cost	2,833	2,661
Less: accumulated depreciation and amortization	1,031	722
Total	$1,802	$1,939

14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2008	December 31, 2007
Accounts payable	$4,054	$4,164
Accrued general and administrative expenses	8,570	9,108
Accrued vessel operating expenses	7,807	4,242

Total	$20,431	$17,514

15 - REVENUE FROM TIME CHARTERS

Total revenue earned on time charters for the three months ended September 30, 2008 and 2007 was $107,557 and $45,630, respectively, and for the nine months ended September 30, 2008 and 2007 was $303,798 and $119,697, respectively. Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of October 30, 2008 is expected to be $99,244 for the remaining quarter of 2008, $307,952 during 2009, $198,728 during 2010, $69,405 during 2011 and $16,607 during 2012, assuming 20 days of off-hire due to any scheduled drydocking and no additional off-hire time is incurred.  Future minimum revenue excludes the future acquisitions of the remaining four Capesize vessels to be acquired, which are to be delivered to Genco in the future, since estimated delivery dates are not firm.

16 - LEASE PAYMENTS

In September 2005, the Company entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  Additionally, the Company obtained a tenant work credit of $324. The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company has a deferred rent credit at September 30, 2008 and December 31, 2007 of $711 and $725, respectively.  Rent expense for the three months ended September 30, 2008 and 2007, was $117 for each of the respective periods.  Rent expense for the nine months ended September 30, 2008 and 2007, was $350 for each of the respective periods.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $121 for the remainder of 2008, $486 for 2009, $496 for 2010, $518 for 2011 through 2012 and a total of $4,132 for the remaining term of the lease.

17 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan which is available to full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis.  The matching contribution vests immediately.  For three months ended September 30, 2008 and 2007, the Company’s matching contribution to the Plan was $24 and $25, respectively, and for the nine months ended September 30, 2008 and 2007, the Company’s matching contribution to the Plan was $112 and $90, respectively.

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

Grants of nonvested common stock to executives and employees vest ratably on each of the four anniversaries of the determined vesting date, which are typically held during May.  Grants of nonvested common stock to directors vest the earlier of the first anniversary of the grant date or the date of the next annual shareholders’ meeting.  On January 10, 2008, the Board of Directors approved a grant of 100,000 shares of nonvested common stock to Peter Georgiopoulos, Chairman of the Board, which vests ratably on each of the ten anniversaries of the determined vesting date beginning with November 15, 2008.

The following table presents a summary of the Company’s nonvested stock awards for the nine months ending September 30, 2008:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2008	231,881	$34.32
Granted	127,500	45.63
Vested	(38,978)	28.83
Forfeited	—	—

Outstanding at September 30, 2008	320,403	$39.49

For the three and nine months ended September 30, 2008 and September 30, 2007, the Company recognized nonvested stock amortization expense, which is included in general and administrative expenses, as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
General and administrative expenses	$1,477	$470	$4,671	$1,641

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods.  As of September 30, 2008, unrecognized compensation cost related to nonvested stock will be recognized over a weighted average period of 4.34 years.

19 – STOCK REPURCHASE PROGRAM

On February 13, 2008, our board of directors approved a share repurchase program for up to a total of $50,000 of the Company's common stock.  The board will review the program after 12 months.  Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company's discretion and without notice. Repurchases will be subject to restrictions under the 2007 Credit Facility and 2008 Term Facility.  The 2007 Credit Facility was amended as of February 13, 2008 to permit the share repurchase program and provide that the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.

Through September 30, 2008, the Company repurchased and retired 278,300 shares of its common stock for $11,500.  As of September 30, 2008, the Company is permitted under the program to acquire additional shares of its common stock for up to $38,500.

20 - LEGAL PROCEEDINGS

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

21 - SUBSEQUENT EVENTS

On October 23, 2008, the Board of Directors declared a dividend of $1.00 per share to be paid on or about November 28, 2008 to shareholders of record as of November 17, 2008.  The aggregate amount of the dividend is expected to be $31,518, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

On October 28, 2008, the Company received $676 from Leeds & Leeds in relation to the loss of hire insurance claim for the Genco Hunter as a result of the collision on August 7, 2008.  An initial claim of 27 loss of hire days, which includes a deductible period of 14 days, was approved for a total of $845.  Of the total $845, eighty percent, or $676, was received and the remaining twenty percent will be settled upon completion of the total claim.  The total off-hire time related to this claim was approximately 41 days, and the Company has put forth the remainder of the claim to the underwriters.

On November 3, 2008, the Company agreed to cancel the previously announced acquisition of six drybulk newbuildings from Lambert Navigation Ltd., Northville Navigation Ltd., Providence Navigation Ltd., and Primebulk Navigation Ltd., with an aggregate purchase price of $530,000.  As part of the agreement, the selling group will retain the deposits totaling $53,000 plus the interest earned on such deposits for the six vessels, comprised of three Capesize and three Handysize vessels. This transaction will result in a charge in the fourth quarter of 2008 to the Company’s income statement of approximately $54,000 related to the forfeiture of these deposits.  The $54,000 includes approximately $53,600, which is recorded in Deposits on vessels and includes net capitalized interest, and approximately $400 of interest income receivable which is recorded as part of Prepaid expenses and other current assets.

On November 4, 2008, the Company repaid $53,000 in debt associated with the deposits for the six vessels whose acquisition was cancelled using cash flow from operations, thereby reducing the debt outstanding under the Company’s 2007 Credit Facility to $1,076,500.

Lastly, the terms of the 2008 Term Facility provide that it is to be cancelled upon a cancellation of the acquisition contracts for the six vessels.  Cancellation of the facility would result in a non-cash charge in the fourth quarter of 2008 to interest expense of approximately $2,300 associated with unamortized deferred financing costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (ix) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims including offhire days; (x) our acquisition or disposition of vessels; (xi) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, the Company’s agreements to acquire a total of four drybulk vessels; (xii) the decision of the charterer of the Genco Hadrian with respect to the option mentioned in the table on pages 30-31; (xiii) the results of the investigation into the incident involving the collision of the Genco Hunter described below, the possible cause of and liability for such incident, and the scope of insurance coverage available to Genco for such incident; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent reports on Form 8-K and Form 10-Q.  Our ability to pay dividends in any period will depend upon factors including the limitations under our loan agreements, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company incorporated in September 2004 to transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. As of September 30, 2008, our fleet consisted of five Capesize, eight Panamax, four Supramax, six Handymax and eight Handysize drybulk carriers, with an aggregate carrying capacity of approximately 2,226,500 dwt, and the average age of our fleet was approximately 6.5 years, as compared to the average age for the world fleet of approximately 15 years for the drybulk shipping segments in which we compete. The Company seeks to time charter vessels in our fleet to reputable charterers, including Lauritzen Bulkers A/S, Cargill International S.A., Hyundai Merchant Marine Co., Ltd., STX Panocean (UK) Co., Ltd., Pacific Basin Chartering Ltd., A/S Klaveness, Global Chartering Limited (a subsidiary of Arcelor Mittal Group), COSCO Bulk Carriers Co., Ltd., and NYK Bulkship Europe S.A. All of the vessels in our fleet are presently engaged under time charter contracts that expire (assuming the option periods in the time charters are not exercised) between October 2008 and August 2012.

See pages 30-31 for a table of all vessels currently in our fleet or expected to be delivered to us.

 We intend to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow. In connection with this growth strategy, we negotiated the 2007 Credit Facility and 2008 Term Facility, for the purpose of acquiring the nine new Capesize vessels from Metrostar, refinancing the outstanding indebtedness under our previous credit facilities, and acquiring additional vessels since entering into the Capesize acquisition with Metrostar.

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

On August 7, 2008, the Genco Hunter, a 2007-built Supramax vessel, collided with another vessel while transiting the Singapore Straits.  No injuries and no pollution from either vessel have been reported.  An investigation into the cause of the incident by the Maritime and Port Authority of Singapore has commenced with Genco’s full cooperation. The Genco Hunter remained offhire for a total of approximately 24 days for both temporary and permanent repairs during Q3 2008 and expects to be reimbursed under hull and machinery insurance claims related to this vessel for repair costs. The Genco Hunter is currently on a time charter with Pacific Basin Chartering Ltd. at a daily rate of $62,000, less a 5% third party commission.  The Company expects to be reimbursed for the offhire time of approximately twenty seven days which is in excess of fourteen day deductible period and the Company has received $676 from the Company’s insurance underwriter during October 2008 as partial payment of the loss of hire claim.  The loss of hire insurance will be reflected as revenue as approved by the Company’s insurance underwriter.

On November 3, 2008, the Company agreed to cancel the previously announced acquisition of six drybulk newbuildings from Lambert Navigation Ltd., Northville Navigation Ltd., Providence Navigation Ltd., and Primebulk Navigation Ltd., with an aggregate purchase price of $530 million.  As part of the agreement, the selling group will retain the deposits totaling $53 million for the six vessels, comprised of three Capesize and three Handysize vessels.   This transaction will result in a charge in the fourth quarter of 2008 to the income statement of approximately $54 million related to the forfeiture of the deposits associated with the acquisition.  The Company plans to repay the $53 million in debt associated with the deposits for the vessels using cash flow from operations, thereby reducing the debt outstanding under the Company’s 2007 revolving credit facility to $1,076.5 million.  Lastly, the terms of the 2008 Term Facility provide that it is to be cancelled upon a cancellation of the acquisition contracts for the six vessels.  Cancellation of the facility would result in a non-cash charge in the fourth quarter of 2008 to interest expense of approximately $2.3 million associated with unamortized deferred financing costs.  The Company is discussing with its lenders the potential extension of this facility.

Factors Affecting Our Results of Operations

 We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and nine months ended September 30, 2008 and 2007.

	For the three months ended September 30,		Increase
	2008	2007	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	460.0	80.8	379.2	469.3%
Panamax	649.5	644.0	5.5	0.9%
Supramax	351.5	—	351.5	N/A
Handymax	552.0	644.0	(92.0)	(14.3%)
Handysize	736.0	460.0	276.0	60.0%
Total	2,749.0	1,828.8	920.2	50.3%

Available days (2)
Capesize	460.0	75.8	384.2	506.9%
Panamax	608.1	644.0	(35.9)	(5.6%)
Supramax	349.6	—	349.6	N/A
Handymax	552.0	617.1	(65.1)	(10.5%)
Handysize	719.3	460.0	259.3	56.4%
Total	2,689.0	1,796.9	892.1	49.6%

Operating days (3)
Capesize	459.7	75.8	383.9	506.5%
Panamax	603.0	640.0	(37.0)	(5.8%)
Supramax	325.3	—	325.3	N/A
Handymax	549.5	615.7	(66.2)	(10.8%)
Handysize	718.7	460.0	258.7	56.2%
Total	2,656.2	1,791.6	864.6	48.3%

Fleet utilization (4)
Capesize	99.9%	100.0%	(0.1%)	(0.1%)
Panamax	99.2%	99.4%	(0.2%)	(0.2%)
Supramax	93.1%	—	93.1%	N/A
Handymax	99.5%	99.8%	(0.3%)	(0.3%)
Handysize	99.9%	100.0%	(0.1%)	(0.1%)
Fleet average	98.8%	99.7%	(0.9%)	(0.9%)

	For the three months ended September 30,		Increase
	2008	2007	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$70,772	$62,379	$8,393	13.5%
Panamax	36,837	28,635	8,202	28.6%
Supramax	45,415	—	45,415	N/A
Handymax	37,160	22,357	14,803	66.2%
Handysize	20,111	14,804	5,307	35.8%
Fleet average	39,349	24,362	14,987	61.5%

Daily vessel operating expenses (6)
Capesize	$4,633	$5,234	$(601)	(11.5%)
Panamax	4,343	3,884	459	11.8%
Supramax	4,186	—	4,186	N/A
Handymax	4,455	3,436	1,019	29.7%
Handysize	3,569	3,402	167	4.9%
Fleet average	4,187	3,665	522	14.2%

	For the nine months ended September 30,		Increase
	2008	2007	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,319.0	80.8	1,238.2	1,532.4%
Panamax	1,805.3	1,911.0	(105.7)	(5.5%)
Supramax	897.5	—	897.5	N/A
Handymax	1,644.0	1,962.6	(318.6)	(16.2%)
Handysize	2,190.4	1,365.0	825.4	60.5%
Total	7,856.2	5,319.4	2,536.8	47.7%

Available days (2)
Capesize	1,318.9	75.8	1,243.1	1,640.0%
Panamax	1,759.6	1,910.7	(151.1)	(7.9%)
Supramax	895.6	—	895.6	N/A
Handymax	1,644.0	1,888.8	(244.8)	(13.0%)
Handysize	2,140.6	1,355.4	785.2	57.9%
Total	7,758.7	5,230.6	2,528.1	48.3%

Operating days (3)
Capesize	1,318.6	75.8	1,242.8	1,639.6%
Panamax	1,739.0	1,861.9	(123.0)	(6.6%)
Supramax	867.6	—	867.6	N/A
Handymax	1,631.6	1,871.5	(239.9)	(12.8%)
Handysize	2,135.8	1,353.8	782.0	57.8%
Total	7,692.6	5,163.1	2,529.5	49.0%

Fleet utilization (4)
Capesize	100.0%	100.0%	0.0%	0.0%
Panamax	98.8%	97.4%	1.4%	1.4%
Supramax	96.9%	—	96.9%	N/A
Handymax	99.2%	99.1%	0.1%	0.1%
Handysize	99.8%	99.9%	(0.1%)	(0.1%)
Fleet average	99.1%	98.7%	0.4%	0.4%

	For the nine months ended September 30,		Increase
	2008	2007	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$74,277	$62,379	$11,898	19.1%
Panamax	34,771	26,737	8,034	30.0%
Supramax	48,206	—	48,206	N/A
Handymax	33,684	21,631	12,053	55.7%
Handysize	20,035	13,829	6,206	44.9%
Fleet average	38,742	22,065	16,677	75.6%

Daily vessel operating expenses (6)
Capesize	$4,794	$5,234	(440)	(8.4%)
Panamax	4,446	4,252	194	4.6%
Supramax	4,297	—	4,297	N/A
Handymax	4,408	3,428	980	28.6%
Handysize	3,726	3,120	606	19.4%
Fleet average	4,279	3,673	606	16.5%

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

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(U.S. dollars in thousands)
Voyage revenues	$ 107,557	$ 45,630	$ 303,798	$ 119,697
Voyage expenses	1,748	1,853	3,216	4,284
Net voyage revenue	$ 105,809	$ 43,777	$ 300,582	$ 115,413

(6) Daily vessel operating expenses.  We define daily vessel operating expenses as vessel operating expense divided by ownership days for the period.  Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance (excluding drydocking), the costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses.

Operating Data

	For the three months ended September 30,		Increase
	2008	2007	(Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenues	$107,557	$45,630	$61,927	135.7%

Operating Expenses:
Voyage expenses	1,748	1,853	(105)	(5.7%)
Vessel operating expenses	11,509	6,702	4,807	71.7%
General and administrative expenses	4,133	3,395	738	21.7%
Management fees	712	414	298	72.0%
Depreciation and amortization	18,840	8,159	10,681	130.9%
Gain on sale of vessel	-	-	-	N/A

Total operating expenses	36,942	20,523	16,419	80%

Operating income	70,615	25,107	45,508	181.3%
Other (expense) income	(7,616)	(8,787)	1,171	(13.3%)

Net income	$62,999	$16,320	$46,679	286.0%

Earnings per share - Basic	$2.00	$0.64	$1.36	212.5%
Earnings per share - Diluted	$1.99	$0.64	$1.35	210.9%
Dividends declared and paid per share	$1.00	$0.66	$0.34	51.5%
Weighted average common shares outstanding - Basic	31,423,483	25,336,587	6,086,896	24.0%
Weighted average common shares outstanding - Diluted	31,610,262	25,481,948	6,128,314	24.0%

EBITDA (1)	$89,778	$33,035	$56,743	171.8%

	For the nine months ended September 30,		Increase
	2008	2007	(Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)

Revenues	$ 303,798	$ 119,697	$ 184,101	153.8%

Operating Expenses:
Voyage expenses	3,216	4,284	(1,068)	(24.9%)
Vessel operating expenses	33,615	19,536	14,079	72.1%
General and administrative expenses	12,975	9,642	3,333	34.6%
Management fees	2,050	1,157	893	77.2%
Depreciation and amortization	51,453	22,778	28,675	125.9%
Gain on sale of vessel	(26,227)	(3,575)	(22,652)	633.6%

Total operating expenses	77,082	53,822	23,260	43.2%

Operating income	226,716	65,875	160,841	244.2%
Other (expense) income	(28,832)	(15,997)	(12,835)	80.2%

Net income	$ 197,884	$ 49,878	$ 148,006	296.7%

Earnings per share - Basic	$ 6.60	$ 1.97	$ 4.63	235.0%
Earnings per share - Diluted	$ 6.56	$ 1.96	$ 4.60	234.7%
Dividends declared and paid per share	$ 2.85	$ 1.98	$ 0.87	43.9%
Weighted average common shares outstanding - Basic	29,974,547	25,319,479	4,655,068	18.4%
Weighted average common shares outstanding - Diluted	30,166,060	25,453,502	4,712,558	18.5%

EBITDA (1)	$ 271,287	$ 88,916	$ 182,371	205.1%

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

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(U.S. dollars in thousands except for per share amounts)

Net income	$ 62,999	$ 16,320	$ 197,884	$ 49,878
Net interest expense	11,397	9,262	33,824	14,878
Income tax expense	—	—	—	—
Amortization of value of time charter acquired (1)	(4,935)	(1,176)	(16,545)	(259)
Amortization of restricted stock compensation	1,477	470	4,671	1,641
Depreciation and amortization	18,840	8,159	51,453	22,778

EBITDA (2)	$ 89,778	$ 33,035	$ 271,287	$ 88,916

    (1)    Amortization of liability or asset of time charter acquired is an (increase) reduction of revenue.

    (2)    See p. 29 for an explanation of EBITDA

Results of Operations

The following table sets forth information about the vessels in our fleet as of September 30, 2008 as well as vessels to be acquired:
Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)	Revenue Daily Rate (3)	Expected Delivery (4)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	December 2009	45,263	62,750
Genco Tiberius	2007	Cargill International S.A.	January 2010	45,263	62,750
Genco London	2007	SK Shipping Co., Ltd	August 2010	57,500	64,250
Genco Titus	2007	Cargill International S.A.	September 2011	45,000(5)	46,250
Genco Constantine	2008	Cargill International S.A.	August 2012	52,750(5)
Genco Hadrian(6)	2009(7)	Cargill International S.A.(6)	46 to 62 months from delivery	65,000(5)		Q1 2009
Genco Commodus	2009(7)	To be determined (“TBD”)	TBD	TBD		Q2 2009
Genco Maximus	2009(7)	TBD	TBD	TBD		Q2 2009
Genco Claudius	2009(7)	TBD	TBD	TBD		Q3 2009

Panamax Vessels
Genco Beauty	1999	Cargill International S.A.	May 2009	31,500
Genco Knight	1999	SK Shipping Ltd.	May 2009	37,700
Genco Leader	1999	A/S Klaveness Chartering	December 2008	25,650(8)
Genco Vigour	1999	STX Panocean (UK) Co. Ltd.	March 2009	29,000(9)
Genco Acheron	1999	Global Chartering Limited (a subsidiary of Arcelor Mittal Group)	July 2011	55,250
Genco Surprise	1998	Hanjin Shipping Co., Ltd.	December 2010	42,100
Genco Raptor	2007	COSCO Bulk Carriers Co., Ltd.	April 2012	52,800
Genco Thunder	2007	Glory Wealth Shipping Pte. Ltd.	November 2008	35,000

Supramax Vessels
Genco Predator	2005	A/S Klaveness Chartering	October 2008	58,000(10)
		Bulkhandling Handymax A/S	September 2009	Spot (10)

Genco Warrior	2005	Hyundai Merchant Marine Co. Ltd.	November 2010	38,750
Genco Hunter	2007	Pacific Basin Chartering Ltd.	June 2009	62,000
Genco Cavalier	2007	Samsun Logix Corporation	July 2010	48,500(11)	47,700

Handymax Vessels
Genco Success	1997	Korea Line Corporation	February 2011	33,000(12)
Genco Carrier	1998	Louis Dreyfus Corporation	March 2011	37,000
Genco Prosperity	1997	Pacific Basin Chartering Ltd	June 2011	37,000
Genco Wisdom	1997	Hyundai Merchant Marine Co. Ltd.	February 2011	34,500
Genco Marine	1996	NYK Bulkship Europe S.A.	March 2009	47,000
Genco Muse	2001	Norden A/S	October 2008	47,650
		AMN Bulkcarriers INC	January 2009	30,000(13)

Handysize Vessels
Genco Explorer	1999	Lauritzen Bulkers A/S	August 2009	19,500
Genco Pioneer	1999	Lauritzen Bulkers A/S	August 2009	19,500
Genco Progress	1999	Lauritzen Bulkers A/S	August 2009	19,500
Genco Reliance	1999	Lauritzen Bulkers A/S	August 2009	19,500
Genco Sugar	1998	Lauritzen Bulkers A/S	August 2009	19,500
Genco Charger	2005	Pacific Basin Chartering Ltd.	November 2010	24,000
Genco Challenger	2003	Pacific Basin Chartering Ltd.	November 2010	24,000
Genco Champion	2006	Pacific Basin Chartering Ltd.	December 2010	24,000

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
(2) Time charter rates presented are the gross daily charterhire rates before third party commissions ranging from 1.25% to 6.25%, except as indicated for the Genco Leader in note 8 below. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.
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
(5) These charters include a 50% index-based profit sharing component above the respective base rates listed in the table. The profit sharing between the charterer and us for each 15-day period is calculated by taking the average over that period of the published Baltic Cape Index of the four time charter routes, as reflected in daily reports. If such average is more than the base rate payable under the charter, the excess amount is allocable 50% to each of the charterer and us. A third-party commission of 3.75% based on the profit sharing amount due to us is payable out of our share.
(6) Under the terms of this charter, if the Genco Hadrian is not delivered during 2008, the charterer has the option to cancel the charter.  Based on further guidance from the shipyard constructing the Genco Hadrian, we now expect this vessel to be delivered in January 2009.
(7) Year built for vessels being delivered in the future are estimates based on guidance received from the sellers and/or the respective shipyards.
(8) The time charter rate presented is the net daily charterhire rate. There are no payments of commissions associated with this time charter.
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

(10) We have entered into a short-term time charter with A/S Klaveness Chartering for 3 to 5 months at a rate of $58,000 per day less a 5% third-party commission. The charter is expected to be completed on or about October 31, 2008. Following the expiration of this charter we have entered the vessel into the Bulkhandling Handymax Pool with an option to convert the balance period of the charter party to a fixed rate, but only after January 1, 2009.
(11) The time charter for this vessel commenced on July 19, 2008. In completing the negotiation of certain changes we required for novation of the existing charter, we agreed to reduce the daily gross rate and received a rebate from the brokers involved in the vessel sale. Since the vessel was acquired with a below-market rate, we allocated the purchase price between the vessel and an intangible liability for the value assigned to the below-market charterhire.
(12) We extended the time charter for an additional 35 to 37.5 months at a rate of $40,000 per day for the first 12 months, $33,000 per day for the following 12 months, $26,000 per day for the next 12 months and $33,000 per day thereafter less a 5% third-party commission. In all cases, the rate for the duration of the time charter will average $33,000 per day. For purposes of revenue recognition, the time charter contract is reflected on a straight-line basis at approximately $33,000 per day for 35 to 37.5 months in accordance with U.S. GAAP.
(13) We have entered into a time charter agreement with AMN Bulkcarriers Inc. for 3 to 5 months at a rate of $30,000 per day less a 5% third-party commission. The new charter commenced on October 5, 2008, following the expiration of the previous charter.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

REVENUES-

For the three months ended September 30, 2008 revenues grew 135.7% to $107.6 million versus $45.6 million for the three months ended September 30, 2007.  Revenues in both periods consisted of charter hire revenue earned by our vessels.  The increase in revenues was due to the operation of a larger fleet as well as the renewal of time charters at higher charter rates than those previously contracted.

The average Time Charter Equivalent (“TCE”) rate of our fleet increased 61.5% to $39,349 a day for the three months ended September 30, 2008 from $24,362 a day for the three months ended September 30, 2007.  The increase in TCE rates was due to higher charter rates achieved in the third quarter of 2008 versus the third quarter of 2007 for three of the Panamax vessels, six of the Handymax vessels, and five of the Handysize vessels in our current fleet. Furthermore, higher TCE rates were achieved in the third quarter of 2008 versus the same period last year due to the operation of five Capesize vessels acquired as part of the Metrostar acquisition.

For the three months ended September 30, 2008 and 2007, we had ownership days of 2,749.0 days and 1,828.8 days, respectively.  Fleet utilization for the same three month period ended September 30, 2008 and 2007 was 98.8% and 99.7%, respectively.  The utilization was lower for the three months ended September 30, 2008 primarily due to the 24.3 days of unscheduled offhire for the Genco Hunter through September 30, 2008.

The current freight rate environment is experiencing a decline due to weakening demand as a result of a number of factors, including lower overall demand for drybulk cargoes; diminished trade credit available for the delivery of such cargoes; shutdowns of steel mills in Beijing and other Chinese cities for the 2008 Olympics and Paralympics; attempts by one of the world’s largest mining companies to renegotiate ore prices, resulting in a rumored Chinese boycott of Brazilian iron ore in September 2008; and announced production cuts from certain Chinese steel mills.  While the majority of our vessels are currently on long-term time charters and the remainder are on short-term charters, the rates that our vessels earn in the future may be affected if the current freight rate environment persists or worsens following expiration of our current charters.

VOYAGE EXPENSES-

For the three months ended September 30, 2008 and 2007, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under time charters that require the charterer to bear all of those expenses.

For the three months ended September 30, 2008 and 2007, voyage expenses were $1.7 million and $1.9 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $11.5 million from $6.7 million for the three months ended September 30, 2008 and 2007, respectively.  This was due mostly to the expansion of our fleet and higher crewing and insurance expenses for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Daily vessel operating expenses grew to $4,187 per vessel per day for the three months ended September 30, 2008 from $3,665 per day for the three months ended September 30. 2007.  The increase in daily vessel operating expenses was due to higher crewing and insurance expenses, as well as the operation of larger class vessels, namely Capesize vessels for the third quarter of 2008 versus the same period last year.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the quarter ended September 30, 2008, daily vessel operating expenses per vessel were $513 below the $4,700 weighted average daily budget for 2008.

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

GENERAL AND ADMINISTRATIVE EXPENSES-

For the three months ended September 30, 2008 and 2007, general and administrative expenses were $4.1 million and $3.4 million, respectively.  The increase in general and administrative expenses was due to costs associated with higher employee non-cash compensation and other employee related costs.

MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  For the three months ended September 30, 2008 and 2007, management fees were $0.7 million and $0.4 million, respectively.   The increase was primarily due to the operation of a larger fleet.

DEPRECIATION AND AMORTIZATION-

For the three months ended September 30, 2008, depreciation and amortization charges grew to $18.8 million from $8.2 million for the three months ended September 30, 2007.  The increase was primarily due to the operation of a larger fleet

OTHER (EXPENSE) INCOME-

(LOSS) INCOME FROM DERIVATIVE INSTRUMENTS-

Effective August 16, 2007, the Company has elected hedge accounting for forward currency contracts in place associated with the cost basis of shares of Jinhui stock it has purchased.   However, the hedge is limited to the lower of the cost basis or the market value of the Jinhui stock.  On October 10, 2008, the Company elected to discontinue the purchase of forward currency contracts associated with Jinhui and has eliminated the hedge due to the current market value of Jinhui.  The forward currency contract for a notional amount of 739.2 million NOK (Norwegian Kroner) or $128,105, was settled on October 22, 2008.  For further details of the application of hedge accounting, please refer to the discussion under the subheading “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements” on pages 39-40.  For the three months ended September 30, 2008 and 2007, (loss) income from derivative instruments was ($0.6) million and $0.5 million, respectively.  The loss for the three months ended September 30, 2008 is primarily due to the difference paid between the spot and forward rate on the forward currency contracts associated with our short-term investment offset by a gain on the unhedged portion of the forward currency contracts.

NET INTEREST EXPENSE-

For the three months ended September 30, 2008 and 2007, net interest expense was $11.4 million and $9.3 million, respectively.  Net interest expense consisted mostly of interest payments made under our 2007 Credit Facility in 2008 and the 2007 Credit Facility, 2005 Credit Facility, and Short-term Line in 2007.  Additionally, interest income as well as amortization of deferred financing costs related to the respective credit facilities are included in both periods.  The increase in net interest expense for 2008 versus 2007 was mostly a result of higher outstanding debt due to the acquisition of additional vessels in the fourth quarter of 2007 through the third quarter of 2008 offset by a decrease in interest rates.

INCOME FROM SHORT-TERM INVESTMENTS-

For the three months ended September 30, 2008, income from short-term investment was $4.4 million.  This was a result of a dividend income received from our holdings of Jinhui common stock.  No dividend was issued in the comparable period for 2007.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

REVENUES-

For the nine months ended September 30, 2008 revenues grew 153.8% to $303.8 million versus $119.7 million for the nine months ended September 30, 2007.  Revenues in both periods consisted of charter hire revenue earned by our vessels.  The increase in revenues was due to the operation of a larger fleet as well as the renewal of time charters at higher charter rates than those previously contracted.

The average TCE rate of our fleet increased 75.6% to $38,742 a day for the nine months ended September 30, 2008 from $22,065 a day for the nine months ended September 30, 2007.  The increase in TCE rates was due to higher charter rates achieved in the nine months ended September 30, 2008 versus the comparable period in 2007 for five of the Panamax vessels, four of the Supramax, two of the Handymax vessels, and three of the Handysize vessels in our current fleet. Furthermore, higher TCE rates were achieved in the nine months ended September 30, 2008 versus the same period last year due to the operation of five Capesize vessels acquired as part of the Metrostar acquisition.

For the nine months ended September 30, 2008 and 2007, we had ownership days of 7,856.2 days and 5,319.4 days, respectively.  Fleet utilization for the same nine month period ended September 30, 2008 and 2007 was 99.1% and 98.7%, respectively.  The utilization was higher for the nine months ended September 30, 2008 primarily due to the unscheduled offhire of 27 days for the Genco Trader for maintenance and 11.3 of unscheduled offhire for the Genco Glory related to a delay on delivery to its new owner during the nine months ended September 30, 2007 off-set by 24.3 days of off-hire during 2008 related to the unscheduled repair for the Genco Hunter.

VOYAGE EXPENSES-

For the nine months ended September 30, 2008 and 2007, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under time charters that require the charterer to bear all of those expenses.

For the nine months ended September 30, 2008 and 2007, voyage expenses were $3.2 million and $4.3 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $33.6 million from $19.5 million for the nine months ended September 30, 2008 and 2007, respectively.  This was due mostly to the expansion of our fleet, as well as higher crewing and insurance expenses for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Daily vessel operating expenses grew to $4,279 per vessel per day for the nine months ended September 30, 2008 from $3,673 per day for the nine months ended September 30. 2007.  The increase in daily vessel operating expenses was due to higher crewing,and insurance expenses, as well as the operation of larger class vessels, namely Capesize vessels for the first nine months of 2008 versus the same period last year.   We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the nine months ended September 30, 2008, daily vessel operating expenses per vessel were $421 below the $4,700 weighted average daily budget for 2008.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the nine months ended September 30, 2008 and 2007, general and administrative expenses were $13.0 million and $9.6 million, respectively.  The increase in general and administrative expenses was due to costs associated with higher employee non-cash compensation and other employee-related costs.

MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  For the nine months ended September 30, 2008 and 2007, management fees were $2.1 million and $1.2 million, respectively.  The increase was primarily due to the operation of a larger fleet.

DEPRECIATION AND AMORTIZATION-

For the nine months ended September 30, 2008, depreciation and amortization charges grew to $51.5 million from $22.8 million for the nine months ended September 30, 2007.  The increase primarily was due to the operation of a larger fleet.

GAIN ON SALE OF VESSELS-

For the nine months ended September 30, 2008 and 2007, the gain on the sale of vessels was $26.2 and $3.6 million, attributable to the sale of the Genco Trader in 2008 and the Genco Glory in 2007.

OTHER (EXPENSE) INCOME-

(LOSS) INCOME FROM DERIVATIVE INSTRUMENTS

Effective August 16, 2007, the Company has elected hedge accounting for forward currency contracts in place associated with the cost basis of shares of Jinhui stock it has purchased.   However, the hedge is limited to the

lower of the cost basis or the market value of the Jinhui stock.  On October 10, 2008, the Company elected to discontinue the purchase of forward currency contracts associated with Jinhui and has eliminated the hedge due to the current market value of Jinhui.  The forward currency contract for a notional amount of 739.2 million NOK (Norwegian Kroner) or $128,105, was settled on October 22, 2008.  For further details of the application of hedge accounting, please refer to the discussion under the subheading “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements” on pages 39-40.   For the nine months ended September 30, 2008 and 2007, (loss) income from derivative instruments was ($2.0) million and ($1.1) million, respectively.  The loss for the nine months ended September 30, 2008 is primarily due to the difference paid between the spot and forward rate on the forward currency contracts associated with our short-term investment.  The loss for the nine months ended September 30, 2007 is primarily due to unrealized and realized losses associated with the valuation and settling of forward currency contracts offset by an unrealized gain on the translation associated with the cost basis of Jinhui shares prior to hedge accounting.

NET INTEREST EXPENSE-

For the nine months ended September 30, 2008 and 2007, net interest expense was $33.8 million and $14.9 million, respectively.  Net interest expense consisted mostly of interest payments made under our 2007 Credit Facility in 2008 and the 2007 Credit Facility, the 2005 Credit Facility and Short-term Line in 2007.  Additionally, interest income as well as amortization of deferred financing costs related to the respective credit facilities are included in both periods.  The increase in net interest expense for 2008 versus 2007 was mostly a result of higher outstanding debt due to the acquisition of additional vessels in the fourth quarter of 2007 through the third quarter of 2008.

INCOME FROM SHORT-TERM INVESTMENTS-

For the nine months ended September 30, 2008, income from short-term investment was $7.0 million.  This was a result of a dividend income received from our holdings of Jinhui common stock.  No dividend was issued in the comparable period for 2007.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our capital requirements with cash flow from operations, equity offerings and bank debt. We have used our funds primarily to fund vessel acquisitions, regulatory compliance expenditures, the repayment of bank debt and the associated interest expense and the payment of dividends. We will require capital to fund ongoing operations, acquisitions and debt service.  We expect to rely on operating cash flows as well as long-term borrowings to implement our growth plan.  Please refer to the discussion under the subheading “Dividend Policy” below for additionally information regarding dividends.   We also may consider debt and additional equity financing alternatives from time to time.  However, if current market conditions persist, we may be unable to raise additional equity capital or debt financing on acceptable terms or at all.  In May 2008, the Company closed on an equity offering of 2,702,669 shares of common stock at an offering price of $75.47 per share.  The Company received net proceeds of approximately $195.5 million after deducting underwriters’ fees and expenses.  The Company has repaid a portion of the outstanding balance under the 2007 Credit Facility with proceeds from the offering.

In connection with the agreement to acquire nine Capesize vessels announced on July 18, 2007 and the additional acquisition of three Supramax and three Handysize vessels announced in August 2007, the Company, entered into the 2007 Credit Facility on July 20, 2007 to fund acquisitions and the repayment of all other existing debt under the 2005 Credit Facility and Short-Term Line.  Additionally, in September 2008, the Company entered into the 2008 Term Facility to fund the acquisition costs of six drybulk newbuildings as the Company has entered into agreements for additional vessel acquisitions in 2008.  The acquisition of these six drybulk newbuildings was subsequently cancelled in November 2008 in order to strengthen the Company’s liquidity as a result of current market conditions.  The terms of the 2008 Term Facility provide that it is to be cancelled upon a cancellation of the acquisition contracts for the six vessels. The Company is discussing with its lenders the potential extension of the 2008 Term Facility.  The Company repaid $53 million in debt associated with the deposits for the vessels using cash flow from operations, thereby reducing the debt outstanding under the 2007 Credit Facility to $1,076.5 million.  See Note 21 – Subsequent Events to our financial statements above.

We anticipate that internally generated cash flow and borrowings under our 2007 Credit Facility will be sufficient to fund the operations of our fleet, including our working capital requirements for the near term.  However, if the current market conditions persist, market values of vessels may be reduced and may result in the need to repay a portion of our debt which may be outstanding under our 2007 Credit Facility.  These repayments would be necessary in order to meet the collateral maintenance requirement under the facility, which requires us to maintain pledged vessels with a value equal to at least 130% of our current borrowings.   As there are not currently many vessels sales on which to base valuations, it is difficult to predict the values that may be assigned to our vessels in future appraisals.  The Company anticipates utilizing its 2007 Credit Facility and internally generated cash flow or alternative financing to fund the acquisition of the remaining four Capesize vessels.  However, if the market values of vessels are reduced, we may be unable to meet the conditions for borrowing under our credit facilities to finance the purchase of additional vessels.

Dividend Policy

Our dividend policy is to declare quarterly distributions to shareholders by each February, May, August and November, which commenced in November 2005, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our board of directors determines we should maintain. These reserves may cover, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  In the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.  Given the current market conditions, the board of directors gave particular consideration to continued payment of our $1.00 target dividend for the third quarter of 2008. The board of directors determined to pay the target dividend based on the Company’s cash flow for the quarter. If market weakness and uncertainties persist, the board of directors will consider future dividends and targets in light of such factors as market conditions, the Company’s upcoming cash needs and potential opportunities which may arise given the current market.  The following table summarizes the dividends declared based on the results of the respective fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDED DECEMBER 31, 2008
3rd Quarter	$ 1.00	10/23/08
2nd Quarter	$ 1.00	7/24/08
1st Quarter	$ 1.00	4/29/08
FISCAL YEAR ENDED DECEMBER 31, 2007
4th Quarter	$ 0.85	2/13/08
3rd Quarter	$ 0.66	10/25/07
2nd Quarter	$ 0.66	7/26/07
1st Quarter	$ 0.66	4/26/07
FISCAL YEAR ENDED DECEMBER 31, 2006
4th Quarter	$ 0.66	2/8/07
3rd Quarter	$ 0.60	10/26/06
2nd Quarter	$ 0.60	7/27/06
1st Quarter	$ 0.60	4/27/06

On October 23, 2008, our board of directors declared a dividend of $1.00 per share, to be paid on or about November 28, 2008 to shareholders of record as of November 17, 2008.

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

During the three and nine months ended September 30, 2008, the Company has acquired 278,300 shares of its common stock for $11.5 million (average per share purchase price of  $41.32) using funding from cash generated from operations pursuant to our share repurchase program.  The Company anticipates that any future shares repurchased would also be primarily funded through cash generated from operations.

Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 2008 and 2007, was $207.4 million and $75.8 million, respectively.  The increase was primarily due to the operation of a larger fleet, which contributed to increases in net income, depreciation, and deferred revenues. Adjustments to operating cash flows include $16.5 million of amortization of value of the time charters acquired as part of the Metrostar and Evalend acquisitions, $3.4 million of realized gains on forward currency contracts, $3.4 million of unrealized gains on forward currency contracts, $7.0 million of realized income from dividends, and $26.2 million in gains from the sale of the Genco Trader.  The adjustments to operating cash flow above were offset by $4.7 million of amortization of non-vested stock compensation and $8.8 million in unrealized losses on hedged short-term investments. Net cash from operating activities for nine months ended September 30, 2007 was mostly a result of recorded net income of $49.9 million plus depreciation and amortization charges of $22.8 million.

Net cash used in investing activities increased to $426.3 million for the nine months ended September 30, 2008 from $655.0 for the nine months ended September 30, 2007.  For the nine months ended September 30, 2008, cash used in investing activities primarily related to the purchase of vessels in the amount of $412.0 million, deposits on vessels to be acquired of $57.4 million, and the purchase of $10.3 million of Jinhui stock. The above were offset by proceeds from the sale of the Genco Trader in the amount of $43.1 million and $7.0 million of realized gains in short-term investment, and receipts on forward currency contracts of $3.4 million. For the nine months ended September 30, 2007, the cash used in investing activities related primarily to the purchase of vessels in the amount of $348.3 million, deposits on vessels to be acquired of $196.6 million, and the purchase of short-term investments of $115.5 million, offset by the sale of the Genco Glory in the amount of $13.0 million.

Net cash provided by financing activities for the nine months ended September 30, 2008 and 2007 was $289.8 million and $556.8 million, respectively.  For the nine months ended September 30, 2008, net cash provided by financing activities consisted of the drawdown of $461.5 million related to the purchase of vessels and $195.6 million in net proceeds from our May 2008 follow-on offering. These inflows were offset by the repayment of $268.0 million under the 2007 credit facility and the payment of cash dividends of $85.6 million.  For the nine months ended September 30, 2007, net cash provided by financing activities consisted of the drawdown of $77.0 million of proceeds from a short-term line used to finance the purchase Jinhui shares, the drawdown of $826.2 million of proceeds on our 2007 Credit Facility related to the purchase of vessels, and was offset by the repayment of $288.9 million under the 2005 credit facility, and the payment of cash dividends of $50.5 million.

2008 Term Facility

On September 4, 2008, the Company executed a Credit Agreement for its new $320 million credit facility (“2008 Term Facility”).  The Company had previously announced the bank commitment for this facility in a press release on August 18, 2008.  The 2008 Term Facility is underwritten by Nordea Bank Finland Plc, New York Branch, who serves as Administrative Agent, Bookrunner, and Collateral Agent, as well as other banks.

The terms of the 2008 Term Facility provide that it is to be cancelled upon a cancellation of the acquisition contracts for the six vessels described above in Note 4 – Vessel Acquisitions and Dispositions.  Cancellation of the facility would result in a non-cash charge in the fourth quarter of 2008 to interest expense of approximately $2,300 associated with unamortized deferred financing costs.   The Company is discussing the potential extension of this facility with its lenders.

2007 Credit Facility

On July 20, 2007, the Company entered into a credit facility with DnB Nor Bank ASA (the “2007 Credit Facility”) for the purpose of acquiring the nine new Capesize vessels and refinancing the Company’s existing 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent. The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the 2005 Credit Facility and the Short-Term Line, and these two facilities have accordingly been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility is $1.4 billion.  Subsequent to the equity offering completed in October 2007, the Company is no longer required pay up to $6.25 million or such lesser amount as is available from Net Cash Flow (as defined in the credit agreement for the 2007 Credit Facility) each fiscal quarter to reduce borrowings under the 2007 Credit Facility.  As of September 30, 2008, $247.5 million remains available to fund future vessel acquisitions.  The Company may borrow up to $50 million dollars of the $247.5 million for working capital purposes.

The significant covenants in the 2007 Credit Facility have been disclosed in the 2007 10-K. As of September 30, 2008, the Company believes it is in compliance with all of the financial covenants under its 2007 Credit Facility, as amended.

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

Refer to the table in Note 8 of our financial statements which summarized the interest rate swaps in place as of September 30, 2008 and December 31, 2007.

The Company considered the creditworthiness of both the Company and the counterparty in determining the fair value of the interest rate derivatives, and such consideration resulted in an immaterial adjustment to the fair value of derivatives on the balance sheet.  Valuations prior to any adjustments for credit risk are validated by comparison with counterparty valuations.  Amounts are not and should not be identical due to the different modeling assumptions.  Any material differences are investigated.

The Company has entered into a number of short-term forward currency contracts to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described above under the heading “Short-term investments” in Note 2 of our financial statements.  As forward contracts expired, the Company continued to enter into new forward currency contracts for the cost basis of the Short-term investment, excluding commissions.  However, since the hedge is limited to the lower of the cost basis or the market value at time of designation.  The Company has elected to discontinue the forward currency contracts as of October 10, 2008 due to the declining underlying market value of Jinhui.  The Company considered the creditworthiness of both the Company and the counterparty in determining the fair value of the forward currency contracts and such consideration resulted in an immaterial adjustment to the fair value of derivatives on the balance sheet.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of September 30, 2008.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of September 30, 2008.  The table incorporates the agreement to acquire four remaining Capesize vessels for approximately $385.6 million, inclusive of commissions for these acquisitions, and the employment agreement entered into in September 2007 with the Chief Financial Officer, John Wobensmith.  The table also gives effect to the cancellation of the acquisition contracts for the six vessels described above in Note 4 – Vessel Acquisitions and Dispositions to our financial statements.  The Company plans to fund the remaining acquisitions with the remaining availability under the 2007 Credit Facility and cash generated from operations or alternative financing.  The interest and fees are also reflective of the 2007 Credit Facility, 2008 Term Facility, and the interest rate swap agreements as discussed above under “Interest Rate Swap Agreements and Forward Freight Agreements and Currency Swap Agreements.”  The interest and fees related to the 2008 Term Facility reflect the period from October 1, 2008 through November 4, 2008, when the Company repaid $53 million in debt associated with the deposits for the canceled vessels as described in Note 21 of our financial statements.

	Total	Within One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Credit Agreements	$1,129,500	$53,000	$-	$-	$1,076,500
Remainder of purchase price of acquisitions (2)	$385,600	$-	$385,600	$-	$-
Interest and borrowing fees	$386,151	$14,324	$111,127	$104,829	$155,871
Executive employment agreement	$359	$93	$266	$-	$-
Office lease	$6,271	$121	$982	$1,036	$4,132

(1)	Represents the three month period ending December 31, 2008.
(2)
The timing of these obligations are based on estimated delivery dates for the remaining four Capesize which are currently being constructed, and the obligation is inclusive of the commission due to brokers upon purchase of the vessels.

Interest expense has been estimated using the fixed hedge rate for the effective period and notional amount of the debt which is effectively hedged and 3.25% for the portion of the debt that has no designated swap against it, plus the applicable bank margin of 0.85% in the first five years of the 2007 Credit Facility and 0.90% in the last five years, as long as the ratio of Total Debt to Total Capitalization as defined in the 2007 Credit Facility remains below 70%. If the ratio of Total Debt to Total Capitalization is equal to or greater than 70% then the applicable margin is increased to 0.90% in the first five years of the 2007 Credit Facility and 0.95% in the last five years.   For the 2008 Term Facility, interest expense has been estimated using the London Interbank Offered Rate (“LIBOR”) plus the applicable margin, which is initially 1.25% per annum.  The Company is obligated to pay certain commitment fees in connection with the 2007 Credit Facility and the 2008 Term Facility.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. Our fleet currently consists of five Capesize drybulk carriers, eight Panamax drybulk carriers, four Supramax drybulk carriers, six Handymax drybulk carriers and eight Handysize drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings. We estimate our drydocking costs and scheduled off-hire days for our fleet through 2009 to be:

Year	Estimated Drydocking Cost (U.S. dollars in millions)	Estimated Off-hire Days

2008 (October 1- December 31, 2008)	$ 2.8	60
2009	4.4	100

The costs reflected are estimates based on drydocking our vessels in China.  We estimate that each drydock will result in 20 days of off-hire.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.

During the nine months ended September 30, 2008, the Genco Challenger, Genco Sugar, Genco Acheron, Genco Leader, and Genco Progress completed drydocking at a total cost of $4.3 million.

We estimate that three of our vessels will be drydocked in the fourth quarter of 2008.  An additional five of our vessels will be drydocked in 2009.

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

CRITICAL ACCOUNTING POLICIES

Refer to the Critical Accounting Policies as disclosed in the 2007 10-K.  There have been no changes in these policies in the nine months ended September 30, 2008.

ITEM 3.     QUANTITATIVE AND QUALITATIVE MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  The Company has entered into nine interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $681.2 million and the swaps have specified rates and durations.  At September 30, 2008, we held nine interest rate risk management instruments and at December 31, 2007 we held eight such instruments, in order to manage future interest costs and the risk associated with changing interest rates.

Refer to the table in Note 8 of our financial statements which summarized the interest rate swaps in place as of September 30, 2008 and December 31, 2007.

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

The interest (expense) income pertaining to the interest rate swaps for the three months ended September 30, 2008 and 2007 was ($3.4) million and $0.3 million, respectively.  The interest (expense) income pertaining to the interest rate swaps for the nine months ended September 30, 2008 and 2007 was ($7.3) million and $0.7 million, respectively.

The swap agreements, with effective dates on or prior to September 30, 2008 synthetically convert variable rate debt the fixed interest rate of swap plus the Applicable Margin (which is 0.85% per annum for the first five years of the 2007 Credit Facility and 0.90% thereafter).  If the Company’s ratio of Total Debt to Total Capitalization (each as defined in the credit agreement for the 2007 Credit Facility) is greater than or equal to 70%, the Applicable Margin increases to 0.90% for the first five years and 0.95% thereafter.

The liability associated with these swaps at September 30, 2008 and December 31, 2007 is $22.9 million and $21.0 million, respectively, and are presented as the fair value of derivatives on the balance sheet.  Additionally, at September 30, 2008, the Company had a swap in an asset position of $0.7 million, which is presented as the fair value of derivatives on the balance sheet.  As of September 30, 2008 and December 31, 2007, the Company has accumulated OCI of ($22.2) million and ($21.1) million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in income from derivative instruments of fourteen thousand dollars for the three months ended September 30, 2008.  Hedge ineffectiveness associated with the interest rate swaps resulted in a loss from derivative instruments of seven thousand dollars for the nine months ended September 30, 2008.  For the three and nine months ended September 30, 2007, hedge ineffectiveness associated with the interest rate swaps resulted in income or (loss) from derivative instruments of sixteen thousand dollars.  At September 30, 2008, ($10.2) million of OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in interest rates because we have significant amounts of floating rate debt outstanding.  For the nine months ended September 30, 2008, we paid LIBOR plus 0.85% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for such swap’s effective period.  For the nine months ended September 30, 2007, LIBOR plus 0.95% on the 2005 Credit Facility and the Short-term Line for the debt in excess of any designated swap’s notional amount for the respective swap’s effective period.  For each effective swap, the interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the respective debt in place.  A 1% increase in LIBOR would result in an increase of $1.9 million in interest expense for the nine months ended September 30, 2008, considering the increase would be only on the unhedged portion of the debt for which the rate differential on the relevant swap is not in effect.

Currency and exchange rates risk

The international shipping industry’s functional currency is the U.S. Dollar. Virtually all of our revenues and most of our operating costs are in U.S. Dollars. We incur certain operating expenses in currencies other than the U.S. dollar, and the foreign exchange risk associated with these operating expenses is immaterial.

The Company has entered into a number of short-term forward currency contracts to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described above under the heading “Short-term investments” in Note 5 of our financial statements.  For further information on these forward currency contracts, please see pages 39-40 under the heading “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements.”

The Company utilized hedge accounting on the cost basis of the Jinhui stock through October 10, 2008 when the use of the forward currency contract was discontinued due to the underlying value of Jinhui.

Short-term investments

The Company holds investments in Jinhui of $60,461 which are classified as available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  The investments that are classified as available for sale are subject to risk of changes in market value, which if determined to be impaired (other than temporarily impaired), could result in realized impairment losses.  The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under SFAS No. 115.  We reviewed the investment in Jinhui for indicators of other-than-temporary impairment. This determination required significant judgment. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of the investment is less than its cost; the general market conditions, including factors such as industry and sector performance, and our intent and ability to hold the investment.  At September 30, 2008, the Company’s investment in Jinhui was not deemed to be other-than-temporarily impaired.   We will continue to evaluate the investment to determine the likelihood of a significant adverse effect on the fair value and amount of the impairment as necessary.   In the event we determine that the Jinhui investment is subject to other-than-temporary impairment, the amount of the impairment would be reclassified from the statement of equity and recorded as a loss in the income statement for the amount of the impairment.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  Below is an update to the risk factors contained in our Annual Report on Form 10-K:

The current global economic turndown may negatively impact our business.

Recent months have seen a significant shift in the global economy, with operating businesses facing tightening credit, weakening demand for goods and services, deteriorating international liquidity conditions, and declining markets.  Lower demand for drybulk cargoes as well as diminished trade credit available for the delivery of such cargoes have led to decreased demand for drybulk vessels, creating downward pressure on charter rates.  If the current global economic environment persists or worsens, we may be negatively affected in the following ways:

●	We may not be able to employ our vessels at charter rates as favorable to us as historical rates or operate our vessels profitably;

●
The market value of our vessels could decrease significantly, which may cause us to recognize losses if any of our vessels are sold or if their values are impaired.  In addition, such a decline in the market value of our vessels could prevent us from borrowing under our two credit facilities to finance new vessel purchases or trigger a default under these facilities' covenants;

●	Charterers could seek to renegotiate the terms of their charterers with us or have difficulty meeting their payment obligations to us; and

●
The value of our investment in Jinhui Shipping and Transportation Limited could decline further, and we may recognize a loss if we were to sell our shares or if the value of our investment is impaired.

The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.  For further details, please refer to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 under the headings "Risk Factors Related to our Business & Operations -- Industry Specific Risk Factors" and "-- Company Specific Risk Factors."

The risks described in our Annual Report on Form 10-K or listed above are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

ITEM 2.                      PURCHASES OF EQUITY SECURITIES BY THE ISSUER

During the nine months ended September 30, 2008, we repurchased 278,300 shares of our common stock for $11.5 million (average per share purchase price of $41.32) pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Dollar Amount as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar amount that May Yet Be Purchased Under the Plans or Programs (1)
Sept. 1, 2008 – Sept. 30, 2008	278,300	$41.32	$11,500,038	$38,499,962
Total	278,300	$41.32	$11,500,038	$38,499,962

(1) On February 13, 2008, our board of directors approved our share repurchase program for up to a total of $50,000,000 of our common stock.   The board will review the program after 12 months.  Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company's discretion and without notice. Repurchases will be subject to restrictions under the 2007 Credit Facility and 2008 Term Facility.

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

10.1
Credit Agreement, dated as of September 4, 2008, among Genco Shipping & Trading Limited, various Lenders, Nordea Bank Finland Plc, New York Branch, as Administrative Agent,  Collateral Agent, and Bookrunner, Bayerische Hypo- und Vereinsbank AG, as Bookrunner, DnB NOR Bank ASA, Sumitomo Mitsui Banking Corporation, Brussels Branch, and Deutsche Schiffsbank Akteingesellschaft (1)

10.2	Form of Director Restricted Stock Grant Agreement dated as of July 24, 2008 (2)

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)         Filed with this Report.

(1)     Incorporated by reference to Genco Shipping & Trading Limited's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2008.

(2)         Incorporated by reference to Genco Shipping & Trading Limited's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GENCO SHIPPING & TRADING LIMITED
DATE: November 10, 2008	By: /s/ Robert Gerald Buchanan Robert Gerald Buchanan President (Principal Executive Officer)
DATE: November 10, 2008	By: /s/ John C. Wobensmith John C. Wobensmith Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document

10.1
Credit Agreement, dated as of September 4, 2008, among Genco Shipping & Trading Limited, various Lenders, Nordea Bank Finland Plc, New York Branch, as Administrative Agent,  Collateral Agent, and Bookrunner, Bayerische Hypo- und Vereinsbank AG, as Bookrunner, DnB NOR Bank ASA, Sumitomo Mitsui Banking Corporation, Brussels Branch, and Deutsche Schiffsbank Akteingesellschaft (1)

10.2	Form of Director Restricted Stock Grant Agreement dated as of July 24, 2008 (2)

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)   Filed with this Report.

(1)   Incorporated by reference to Genco Shipping & Trading Limited's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2008.

(2)   Incorporated by reference to Genco Shipping & Trading Limited's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008.

  (Remainder of page left intentionally blank)