Form 10-K/A
period 2007-12-31
GENCO SHIPPING & TRADING LTD
filed 2009-01-21
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Genco Shipping & Trading Limited (the “Company”) for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008 (the “Original 10-K”).

This Amendment No. 1 is being filed solely for the purpose of correcting a typographical error in the date of the Report of Independent Registered Public Accounting Firm appearing on page F-2 in Item 8 of the Original 10-K.  Such date appeared as February 29, 2007 in the Original 10-K; however, the correct date is February 29, 2008.  The complete text of Item 8, which includes the Report of Independent Registered Public Accounting Firm with the corrected date appears below.   In addition, a new Consent of Independent Registered Public Accounting Firm as well as new certifications by the Company’s principal executive officer and principal financial officer as required by Rule 12b-15 under the Exchange Act are filed as exhibits to this Amendment.

This Amendment No. 1 continues to speak as of the date of the Original 10-K and does not attempt to modify or update any other disclosures set forth in the Original 10-K or discuss any other Company developments subsequent to the date of the Original 10-K.

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
February 29, 2008

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this report:

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of President pursuant to Rule 13(a) - 14(a) and 15(d) - 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a) - 14(a) and 15(d) - 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of President pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 21, 2009.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ Robert Gerald Buchanan
Name: Robert Gerald Buchanan
Title: President and Principal Executive Officer

EXHIBIT INDEX

Exhibit  Document

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of President pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of President pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350