Form 10-K
period 2008-12-31
GENCO SHIPPING & TRADING LTD
filed 2009-03-02
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

or

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

Registrant’s telephone number, including area code: (646) 443-8550

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class

Common Stock, par value $.01 per share

Name of Each Exchange on Which Registered

New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
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
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒        Accelerated filer ☐      Non-accelerated filer ☐Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the registrant's voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $65.20 per share as of June 30, 2008 on the New York Stock Exchange, was approximately $1,692.6 million.  The registrant has no non-voting common equity issued and outstanding.  The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant's common stock as of March 2, 2009 was 31,709,548 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008, are incorporated by reference in Part III herein.

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a New York City-based company, incorporated in the Marshall Islands in 2004.  We transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes.  Our fleet currently consists of 32 drybulk carriers, 14 of which we acquired from a subsidiary of The China National Cereals Oil and Foodstuffs Corp., or COFCO, a Chinese conglomerate, in December 2004 and during the first six months of 2005.  The Genco Muse was acquired in October 2005 from Western Bulk Carriers, and in November 2006, we took delivery of three drybulk vessels from affiliates of Franco Compania Naviera S.A.  In July 2007, we entered into an agreement to acquire nine Capesize vessels from companies within the Metrostar Management Corporation group for a net purchase price of $1,111 million.  The Company took delivery of four of these vessels in the second half of 2007 and two of these vessels during 2008.  We expect to take delivery of the remaining three of these vessels in 2009.  In August 2007, the Company also agreed to acquire six drybulk vessels (three Supramax and three Handysize) from affiliates of Evalend Shipping Co. S.A. for a net purchase price of $336 million.  The Company took delivery of five of these vessels in December 2007 and the sixth vessel in January 2008.  During 2007, the Company sold the Genco Glory, a Handymax vessel, and the Genco Commander, a Handymax vessel, and realized a gain of $27 million.  During February 2008, the Genco Trader, a Panamax vessel, was sold to SW Shipping Co., Ltd. for $44 million, less a 2% third party brokerage commission.  In June 2008, we entered into an agreement to acquire six drybulk newbuildings (three Capesize and three Handysize) from Lambert Navgation Ltd., Northville Navigation Ltd., Providence Navigation Ltd., and Primebulk Navigation Ltd., for an aggregate purchase price of $530 million.  We subsequently cancelled this acquisition in November 2008, in order to strengthen our liquidity and in light of current market conditions.  The cancellation resulted in a realized loss during the fourth quarter of $53.8 million as a result of the forfeiture of the deposit and related interest.  Additionally, during May 2008, we agreed to acquire three 2007-built vessels, consisting of two Panamax vessels and one Supramax vessel from Bocimar Internation N.V. and Delphis N.V., for an aggregate purchase price of approximately $257 million, which were delivered during 2008.  Twenty-nine of the 32 vessels in our fleet are on time charter contracts, and have an average remaining life of approximately 16.6 months as of December 31, 2008.  Three of our vessels operate in vessel pools, such as the Baumarine Panamax Pool and the Bulkhandling Handymax Pool.   Under a pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these three vessels are subject to the fluctuations of the spot market.  Most of our vessels are chartered to well-known charterers, including Lauritzen Bulkers A/S (“Lauritzen Bulkers”), Cargill International S.A. (“Cargill”), NYK Bulkship Europe (“NYK Europe”), Pacific Basin Chartering Ltd. (“Pacbasin”), STX Panocean (UK) Co. Ltd. (“STX”), COSCO Bulk Carriers Co., Ltd. (“Cosco”), and Hyundai Merchant Marine Co. Ltd. (“HMMC”).

We intend to continue to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow.  In connection with the acquisitions made in 2007 and our growth strategy, we negotiated a credit facility which we entered into as of July 20, 2007 (our “2007 Credit Facility”) for a total amount of $1,377 million that we have used to acquire vessels.  As of February 27, 2009, we had approximately $203.7 million of available borrowing capacity under our 2007 Credit Facility.  We recently agreed to an amendment to our 2007 Credit Facility that contained a waiver of the collateral maintenance requirement.  As a condition of this waiver, among other things, we agreed to suspend our cash dividends and share repurchases until such time as we can satisfy the collateral maintenance requirement.

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

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).   Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  The Company deemed its investment in Jinhui to be other-than-temporarily impaired as of December 31, 2008 due to the severity of the decline in its market value versus our cost basis.  As a result, during the fourth quarter of 2008, the Company recorded a $103.9 million impairment charge in its Consolidated Statement of Operations.  We will continue to review the investment in Jinhui for impairment on a quarterly basis.

Our fleet currently consists of six Capesize, eight Panamax, four Supramax, six Handymax and eight Handysize drybulk carriers, with an aggregate carrying capacity of approximately 2,396,500 deadweight tons (dwt).  As of December 31, 2008, the average age of the vessels currently in our fleet was 6.5 years, as compared to the average age for the world fleet of approximately 15 years for the drybulk shipping segments in which we compete.  All of the vessels in our fleet were built in Japanese, Korean, Philippine or Chinese shipyards with reputations for constructing high-quality vessels.  Our fleet contains nine groups of sister ships, which are vessels of virtually identical sizes and specifications.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements, and other documents with the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, or the Exchange Act.  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.  The public can obtain any documents that we file with the SEC at www.sec.gov.

In addition, our company website can be found on the Internet at www.gencoshipping.com. The website contains information about us and our operations.  Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of after the reports and amendments are electronically filed with or furnished to the SEC.  To view the reports, access www.gencoshipping.com, click on Investor, then SEC Filings.

Any of the above documents can also be obtained in print by any shareholder upon request to our Investor Relations Department at the following address:

Corporate Investor Relations
Genco Shipping & Trading Limited
299 Park Avenue, 20th Floor
New York, NY 10171

BUSINESS STRATEGY

Our strategy is to manage and expand our fleet in a manner that maximizes our cash flows from operations.  To accomplish this objective, we intend to:

•	Strategically expand the size of our fleet - We intend to acquire additional modern, high-quality drybulk carriers through timely and selective acquisitions of vessels in a manner that is accretive to our cash flows.  We expect to fund acquisitions of additional vessels using cash reserves set aside for this purpose and additional borrowings.

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

•
Pursue an appropriate balance of time and spot charters - Twenty-nine of our 32 vessels are under time charters with an average remaining life of approximately 16.6 months as of December 31, 2008.  These charters provide us with relatively stable revenues and a high fleet utilization.  We may in the future pursue other market opportunities for our vessels to capitalize on market conditions, including arranging longer or shorter charter periods and entering into short-term time charters, voyage charters and use of vessel pools.

•
Maintain low-cost, highly efficient operations – During the year ended December 31, 2008, we outsourced technical management of our fleet, primarily to Wallem Shipmanagement Limited (“Wallem”), Anglo-Eastern Group (“Anglo”), and Barber International Ltd. (“Barber”), third-party independent technical managers, at a cost we believe is lower than what we could achieve by performing the function in-house.  During 2009, we expect to limit our technical managers to Wallem and Anglo to utilize more cost efficient crews.  Our management team actively monitors and controls vessel operating expenses incurred by the independent technical managers by overseeing their activities.  Finally, we seek to maintain low-cost, highly efficient operations by capitalizing on the cost savings and economies of scale that result from operating sister ships.

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

OUR FLEET

Our fleet consists of six Capesize, eight Panamax, four Supramax, six Handymax and eight Handysize drybulk carriers, with an aggregate carrying capacity of approximately 2,396,500 dwt.  As of December 31, 2008, the average age of the vessels currently in our fleet was approximately 6.5 years, as compared to the average age for the world fleet of approximately 15 years for the drybulk shipping segments in which we compete.  All of the vessels in our fleet were built in Japanese, Korean, Philippine or Chinese shipyards with reputations for constructing high-quality vessels.  The table below summarizes the characteristics of our vessels:

Vessel	Class	Dwt	Year Built

Genco Augustus	Capesize	180,151	2007
Genco Constantine	Capesize	180,183	2008
Genco Hadrian	Capesize	169,694	2008
Genco London	Capesize	177,833	2007
Genco Tiberius	Capesize	175,874	2007
Genco Titus	Capesize	177,729	2007
Genco Acheron	Panamax	72,495	1999
Genco Beauty	Panamax	73,941	1999
Genco Knight	Panamax	73,941	1999
Genco Leader	Panamax	73,941	1999
Genco Raptor	Panamax	76,499	2007
Genco Surprise	Panamax	72,495	1998
Genco Thunder	Panamax	76,588	2007
Genco Vigour	Panamax	73,941	1999
Genco Cavalier	Supramax	53,616	2007
Genco Hunter	Supramax	58,729	2007
Genco Predator	Supramax	55,407	2005
Genco Warrior	Supramax	55,435	2005
Genco Carrier	Handymax	47,180	1998
Genco Marine	Handymax	45,222	1996
Genco Muse	Handymax	48,913	2001
Genco Prosperity	Handymax	47,180	1997
Genco Success	Handymax	47,186	1997
Genco Wisdom	Handymax	47,180	1997
Genco Challenger	Handysize	28,428	2003
Genco Champion	Handysize	28,445	2006
Genco Charger	Handysize	28,398	2005
Genco Explorer	Handysize	29,952	1999
Genco Pioneer	Handysize	29,952	1999
Genco Progress	Handysize	29,952	1999
Genco Reliance	Handysize	29,952	1999
Genco Sugar	Handysize	29,952	1998

On February 8, 2009, while the Genco Cavalier was at safe anchorage in Singapore, it was involved in a minor collision caused by another vessel in its vicinity. No injuries or pollution from either vessel have been reported, but we expect the vessel will incur approximately 14 days of offhire for repairs arising from the event. The Company is in the process of filing a claim for the full amount of the damages as well as any offhire time related to the collision against the other vessel’s owner.

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

We utilize the services of reputable independent technical managers for the technical management of our fleet.  We currently contract with Wallem, Anglo, and Barber, independent technical managers, for our technical management.  During 2009, we expect to limit our technical managers to Wallem and Anglo due to their access to more cost effective crews.   Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Members of our New York City-based management team oversee the activities of our independent technical managers.  The head of our technical management team has over 30 years of experience in the shipping industry.

Wallem, founded in 1971, Anglo, founded in 1974, and Barber, a subsidiary of Wilhelmsen Group which was founded in 1861, are among the largest ship management companies in the world.  These technical managers are known worldwide for their agency networks, covering all major ports in China, Hong Kong, Japan, Vietnam, Taiwan, Thailand, Malaysia, Indonesia, the Philippines and Singapore.  These technical managers provide services to over 1,000 vessels of all types, including Capesize, Panamax, Supramax, Handymax and Handysize drybulk carriers that meet strict quality standards.

Under our technical management agreements, our technical manager is obligated to:

•	provide personnel to supervise the maintenance and general efficiency of our vessels;

●
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

OUR CHARTERS

As of February 26, 2009, we employed 29 of our 32 drybulk carriers under time charters.  A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the disposal of the charterer.  Under a time charter, the charterer periodically pays a fixed daily charterhire rate to the owner of the vessel and bears all voyage expenses, including the cost of bunkers (“fuel”), port expenses, agents’ fees and canal dues.  Three of our vessels, the Genco Constantine, Genco Titus and Genco Hadrian, are chartered under time charters which include a profit-sharing element.  Under these charter agreements, the Company receive a fixed rate of $52,750, $45,000 and $65,000 per day, respectively, and an additional profit-sharing payment.  The profit-sharing between the Company and the respective charterer for each 15-day period is calculated by taking the average over that period of the published Baltic Cape Index of the four time charter routes as reflected in daily reports.  If such average is more than the base rate payable under the charter, the excess amount is allocable 50% to the Company and 50% to the charterer.  A commission of 3.75% based on the profit sharing amount due to the Company is incurred out of the Company’s share.  Due to the existing drybulk rates, the Company is currently not recognizing any profit sharing on these charter agreements.

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

Two of our drybulk carriers, the Genco Leader and Genco Thunder, are currently in the Baumarine Panamax Pool, and the Genco Predator is in the Bulkhandling Handymax Pool.  We believe that vessel pools provide cost-effective commercial management activities for a group of similar class vessels.  The pool arrangement provides the benefits of a large-scale operation and chartering efficiencies that might not be available to smaller fleets.  Under the pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the charterer and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these three vessels is subject to the fluctuations of the spot market.

We monitor developments in the drybulk shipping industry on a regular basis and strategically adjust the charterhire periods for our vessels according to market conditions as they become available for charter.

The Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun Logix Corporation (“Samsun”), which the Company understands has filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application. Charter hire for the Genco Cavalier has been received up until January 30, 2009. The Company is expecting the decision of the South Korean courts regarding the acceptance or rejection of the rehabilitation application to be made on or about March 6, 2009. The Company has commenced arbitration proceedings in the United Kingdom for damages related to non-performance of Samsun under the time charter agreement. As a result of the non-payment of hire, the Company may seek to withdraw the vessel from this contract. The Company accelerated the amortization of the intangible liability of $0.9 million for the value assigned to the below-market time charter rate at the time Genco acquired the vessel into income for the year ended December 31, 2008. Also, on February 8, 2009, while the vessel was at safe anchorage in Singapore, it was involved in a minor collision caused by another vessel in its vicinity. No injuries or pollution from either vessel have been reported, but we expect the vessel will incur approximately 14 days of offhire for repairs arising from the event. The Company is in the process of filing a claim for the full amount of the damages as well as any offhire time related to the collision against the other vessel’s owner.

The following table sets forth information about the current employment of the vessels currently in our fleet as of February 26, 2009:

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)	Revenue Daily Rate (3)	Expected Delivery (4)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	December 2009	45,263	62,750	-
Genco Tiberius	2007	Cargill International S.A.	January 2010	45,263	62,750	-

Genco London	2007	SK Shipping Co., Ltd	August 2010	57,500	64,250	-
Genco Titus	2007	Cargill International S.A.	September 2011	45,000(5)	46,250	-
Genco Constantine	2008	Cargill International S.A.	August 2012	52,750(5)		-
Genco Hadrian	2008	Cargill International S.A.	October 2012	65,000(5)		-
Genco Commodus	2009(6)	To be determined (“TBD”)	TBD	TBD		Q2 2009
Genco Maximus	2009(6)	TBD	TBD	TBD		Q2 2009
Genco Claudius	2009(6)	TBD	TBD	TBD		Q3 2009

Panamax Vessels
Genco Beauty	1999	Cargill International S.A.	May 2009	31,500		-
Genco Knight	1999	SK Shipping Ltd.	May 2009	37,700		-
Genco Leader	1999	Baumarine AS	November 2009	Spot(7)		-
Genco Vigour	1999	STX Panocean (UK) Co. Ltd.	March 2009	29,000(8)		-
Genco Acheron	1999	Global Chartering Ltd (a subsidiary of ArcelorMittal Group)	July 2011	55,250		-
Genco Surprise	1998	Hanjin Shipping Co., Ltd.	December 2010	42,100		-
Genco Raptor	2007	COSCO Bulk Carriers Co., Ltd.	April 2012	52,800		-
Genco Thunder	2007	Baumarine AS	October 2009	Spot(9)		-

Supramax Vessels
Genco Predator	2005	Bulkhandling Handymax A/S	September 2009	Spot(10)
Genco Warrior	2005	Hyundai Merchant Marine Co. Ltd.	November 2010	38,750		-
Genco Hunter	2007	Pacific Basin Chartering Ltd.	June 2009	62,000		-
Genco Cavalier	2007	Samsun Logix Corporation	July 2010	48,500(11)		-

Handymax Vessels
Genco Success	1997	Korea Line Corporation	February 2011	33,000(12)		-
Genco Carrier	1998	Louis Dreyfus Corporation	March 2011	37,000		-
Genco Prosperity	1997	Pacific Basin Chartering Ltd	June 2011	37,000		-
Genco Wisdom	1997	Hyundai Merchant Marine Co. Ltd.	February 2011	34,500		-
Genco Marine	1996	NYK Bulkship Atlantic N.V.	March 2009	47,000		-
Genco Muse	2001	Global Maritime Investments Ltd.	May 2009	6,500(13)

Handysize Vessels
Genco Explorer	1999	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Pioneer	1999	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Progress	1999	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Reliance	1999	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Sugar	1998	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Charger	2005	Pacific Basin Chartering Ltd.	November 2010	24,000		-
Genco Challenger	2003	Pacific Basin Chartering Ltd.	November 2010	24,000		-
Genco Champion	2006	Pacific Basin Chartering Ltd.	December 2010	24,000		-

(1)
The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Except for the Genco Titus, Genco Constantine and Genco Hadrian, under the terms of each contract, the charterer is entitled to extend time charters from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.  Thecharterer of the Genco Constantine has the option to extend the charter for a period of eight months.

(2)
Time charter rates presented are the gross daily charterhire rates before third-party commissions ranging from 1.25% to 6.25%, except as indicated for the Genco Leader in note 7 below.  In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3)
For the vessels acquired with a below-market time charter rate, the approximate amount of revenue on a daily basis to be recognized as revenues is displayed in the column named “Net Revenue Daily Rate” and is net of any third-party commissions.  Since these vessels were acquired with existing time charters with below-market rates, we allocated the purchase price between the respective vessel and an intangible liability for the value assigned to the below-market charterhire. This intangible liability is amortized as an increase to voyage revenues over the minimum remaining term of the charter. For cash flow purposes, we will continue to receive the rate presented in the “Cash Daily Rate” column until the charter expires .

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

(7)
We entered the vessel into the Baumarine Pool with an option to convert the balance period of the charter party to a fixed rate, but only after June 1, 2009. The vessel entered the pool following the completion of its previous time charter on December 16, 2008.  In addition to a 1.25% third-party brokerage commission, the charter party calls for a management fee which consists of a 1.25% deduction.

(8)
We have entered into a time charter for 23 to 25 months at a rate of $33,000 per day for the first 11 months, $25,000 per day for the following 11 months and $29,000 per day thereafter, less a 5% third-party commission.  For purposes of revenue recognition, the time charter contract is reflected on a straight-line basis at approximately $29,000 per day for 23 to 25 months, in accordance with generally accepted accounting principles in the United States, or U.S. GAAP.

(9)
We entered the vessel into the Baumarine Pool with an option to convert the balance period of the charter party to a fixed rate, but only after March 1, 2009. The vessel entered the pool following the completion of its previous time charter on November 16, 2008.  In addition to a 1.25% third-party brokerage commission, the charter party calls for a management fee which consists of a 1.25% deduction.

(10)	We entered this vessel into the Bulkhandling Handymax Pool with an option to convert the balance period of the charter party to a fixed rate.

(11)
The time charter for this vessel commenced on July 19, 2008. In completing the negotiation of certain changes we required for novation of the existing charter, we agreed to reduce the daily gross rate and received a rebate from the brokers involved in the vessel sale. The Company understands that Samsun Logix Corporation (“Samsun”) has filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application. The Company is expecting the decision of the South Korean courts regarding the acceptance or rejection of Samsun’s rehabilitation application to be made on or about March 6, 2009.  Genco has commenced arbitration proceedings in the United Kingdom for any damages going forward. As a result of the non-payment of hire, the Company may seek to withdraw the vessel from this contract.

(12)
We extended the time charter for an additional 35 to 37.5 months at a rate of $40,000 per day for the first 12 months, $33,000 per day for the following 12 months, $26,000 per day for the next 12 months and $33,000 per day thereafter less a 5% third-party commission.  In all cases, the rate for the duration of the time charter will average $33,000 per day.  For purposes of revenue recognition, the time charter contract is reflected on a straight-line basis at approximately $33,000 per day for 35 to 37.5 months, in accordance with U.S. GAAP.

(13)
We have entered into a time charter agreement for 3.5 to six months at a rate of $6,500 per day less a 5% third-party commission.  The vessel commenced this contract following the completion of the previous time charter on February 8, 2009.

CLASSIFICATION AND INSPECTION

All of our vessels have been certified as being “in class” by the American Bureau of Shipping (“ABS”), Bureau Veritas (“BV”), Nippon Kaiji Kyokai (“NK”), Det Norske Veritas (“DNV”) or Lloyd’s Register of Shipping

(“Lloyd’s”).  Each of these classification societies is a member of the International Association of Classification Societies.  Every commercial vessel’s hull and machinery is evaluated by a classification society authorized by its country of registry.  The classification society certifies that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member.  Each vessel is inspected by a surveyor of the classification society in three surveys of varying frequency and thoroughness: every year for the annual survey, every two to three years for the intermediate survey and every four to five years for special surveys.  Special surveys always require drydocking.  Vessels that are 15 years old or older are required, as part of the intermediate survey process, to be drydocked every 24 to 30 months for inspection of the underwater portions of the vessel and for necessary repairs stemming from the inspection.

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

CREWING AND EMPLOYEES

Each of our vessels is crewed with 20 to 23 officers and seamen.  Our technical managers are responsible for locating and retaining qualified officers for our vessels.  The crewing agencies handle each seaman's training, travel and payroll, and ensure that all the seamen on our vessels have the qualifications and licenses required to comply with international regulations and shipping conventions.  We typically man our vessels with more crew members than are required by the country of the vessel's flag in order to allow for the performance of routine maintenance duties.

As of February 11, 2009, we employed 21 shore-based personnel and approximately 680 seagoing personnel on our vessels.

CUSTOMERS

Our assessment of a charterer's financial condition and reliability is an important factor in negotiating employment for our vessels.  We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities.  Our customers include national, regional and international companies, such as Lauritzen Bulkers, Cargill, NYK Europe, Pacbasin, STX, Cosco, and HMMC. For 2008, two of our charterers, Pacbasin and Cargill accounted for more than 10% of our revenues. Genco is currently actively exploring its options to collect amounts due to the Company from Samsun Logix Corporation, which the Company understands has filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application. See “Management’s Discussion and Analysis” on page 44 for further details.

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

INSURANCE

General

The operation of any drybulk vessel includes risks such as mechanical failure, collision, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, piracy, hostilities and labor strikes.  In addition, there is always an inherent possibility of marine disaster, including oil spills and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade.  The U.S. Oil Pollution Act of 1990, or OPA, which imposes virtually unlimited liability upon owners, operators and demise charterers of vessels trading in the U.S.-exclusive economic zone for certain oil pollution accidents in the United States, has made liability insurance more expensive for ship owners and operators trading in the U.S. market.

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

Hull and Machinery, War Risks, Kidnap and Ransom Insurance

We maintain marine hull and machinery, war risks and kidnap and ransom insurance which cover the risk of actual or constructive total loss, for all of our vessels.  Our vessels are each covered up to at least fair market value with deductibles of $67,313 per vessel per incident for our Handysize vessels, $83,125 per vessel per incident for our Panamax, Supramax and Handymax vessels and $133,125 per vessel per incident for our Capesize vessels.  The Company is covered for up to $3.0 million per vessel per incident to have the crew released in the case of kidnapping due to piracy in the Gulf of Aden / Somalia.

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

Loss of Hire Insurance

We maintain loss of hire insurance, which covers business interruptions and related losses that result from the loss of use of a vessel.  Our loss of hire insurance has a 14-day deductible and provides claim coverage for up to 90 days.  Loss of hire insurance for piracy in the Gulf of Aden / Somalia has a 20-day deductible and provides claim coverage for up to 50 days.

ENVIRONMENTAL AND OTHER REGULATION

Government regulation significantly affects the ownership and operation of our vessels.  We are subject to international conventions and treaties, national, state and local laws and regulations in force in the countries in which our vessels may operate or are registered relating to safety and health and environmental protection including the storage, handling, emission, transportation and discharge of hazardous and non-hazardous materials, and the remediation of contamination and liability for damage to natural resources.  Compliance with such laws, regulations and other requirements entails significant expense, including vessel modifications and implementation of certain operating procedures.

A variety of governmental and private entities subject our vessels to both scheduled and unscheduled inspections.  These entities include the local port authorities, (applicable national authorities such as the U.S. Coast Guard and harbor masters), classification societies, flag state administrations (countries of registry) and charterers.  Some of these entities require us to obtain permits, licenses, certificates and other authorizations for the operation of our vessels.  Our failure to maintain necessary permits, certificates or approvals could require us to incur substantial costs or temporarily suspend the operation of one or more of our vessels.

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

International Maritime Organization (IMO)

The IMO, the United Nations agency for maritime safety and the prevention of pollution by ships, has adopted the International Convention for the Prevention of Marine Pollution, 1973, as modified by the related Protocol of 1978 relating thereto, which has been updated through various amendments, or the MARPOL Convention.  The MARPOL Convention establishes environmental standards relating to oil leakage or spilling, garbage management, sewage, air emissions, handling and disposal of noxious liquids and the handling of harmful substances in packaged forms.  The IMO adopted regulations that set forth pollution prevention requirements applicable to drybulk carriers.  These regulations have been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate.

In September 1997, the IMO adopted Annex VI to the MARPOL Convention, Regulations for the Prevention of Pollution from Ships, to address air pollution from ships.  Effective May 2005, Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from all commercial vessel exhausts and prohibits deliberate emissions of ozone depleting substances (such as halons and chlorofluorocarbons), emissions of volatile organic compounds from cargo tanks, and the shipboard incineration of specific substances.  Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions.  We believe that all our vessels are currently compliant in all material respects with these regulations.  Additional or new conventions, laws and regulations may be adopted that could require the installation of expensive emission control systems and could adversely affect our business, results of operations, cash flows and financial condition.  In October 2008, the IMO adopted amendments to Annex VI regarding nitrogen oxide and sulfur oxide emissions standards which are expected to enter into force on July 1, 2010.  The amended Annex VI would reduce air pollution from vessels by, among other things, (i) implementing a progressive reduction of sulfur oxide, emissions from ships, with the global sulfur cap reduced initially to 3.50% (from the current cap of 4.50%), effective from January 1, 2012, then progressively to 0.50%, effective from January 1, 2020, subject to a feasibility review to be completed no later than 2018; and (ii) establishing new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation.  Once these amendments become effective, we may incur costs to comply with these revised standards.

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

Pollution Control and Liability Requirements

IMO has negotiated international conventions that impose liability for oil pollution in international waters and the territorial waters of the signatory to such conventions.  For example, IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, in February 2004.  The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements (beginning in 2009), to be replaced in time with mandatory concentration limits.  The BWM Convention will not become effective until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping.  To date, there has not been sufficient adoption of this standard for it to take force.

Although the United States is not a party to these conventions, many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended in 2000, or the CLC.  Under this convention and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain defenses.  The limits on liability outlined in the 1992 Protocol use the International Monetary Fund currency unit of Special Drawing Rights, or SDR.  Under an amendment to the 1992 Protocol that became effective on November 1, 2003, for vessels between 5,000 and 140,000 gross tons (a unit of measurement for the total enclosed spaces within a vessel), liability is limited to approximately 4.51 million SDR plus 631 SDR for each additional gross ton over 5,000.  For vessels of over 140,000 gross tons, liability is limited to 89.77 million SDR.  The exchange rate between SDRs and dollars was 0.675914 SDR per dollar on February 24, 2009.  As the convention calculates liability in terms of a basket of currencies, these figures are based on currency exchange rates on February 24, 2009.  The right to limit liability is forfeited under the CLC where the spill is caused by the shipowner’s actual fault and under the 1992 Protocol where the spill is caused by the shipowner’s intentional or reckless conduct.  Vessels trading with states that are parties to these conventions must provide evidence of insurance covering the liability of the owner.  In jurisdictions where the CLC has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that of the CLC.  We believe that our protection and indemnity insurance covers the liability under the plan adopted by the IMO.

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

The IMO adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage, or the Bunker Convention, to impose strict liability on ship owners for pollution damage in jurisdictional waters of ratifying states caused by discharges of bunker fuel.  The Bunker Convention, which became effective on November 21, 2008, requires registered owners of ships over 1,000 gross tons to maintain insurance for pollution damage in an amount equal to the limits of liability under the applicable national or international limitation regime (but not exceeding the amount calculated in accordance with the Convention on Limitation of Liability for Maritime Claims of 1976, as amended).  With respect to non-ratifying states, liability for spills or releases of oil carried as fuel in ship’s bunkers typically is determined by the national or other domestic laws in the jurisdiction where the events or damages occur.

IMO regulations also require owners and operators of vessels to adopt Ship Oil Pollution Emergency Plans.  Periodic training and drills for response personnel and for vessels and their crews are required.  Additionally, in U.S. waters, vessels are required to comply with the U.S. Coast Guard requirement of having an approved Non-Tanker Vessel Response Plan (“NTVRP”) and we believe that we are in compliance with this requirement.

Anti-Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti-fouling Systems on Ships, or the Anti-fouling Convention.  The Anti-fouling Convention prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels after September 1, 2003.  The exteriors of vessels constructed prior to January 1, 2003 that have not been in dry-dock must, as of September 17, 2008, either not contain the prohibited compounds or have coatings applied to the vessel exterior that act as a barrier to the leaching of the prohibited compounds.  Vessels of over 400 gross tons engaged in international voyages must obtain an International Anti-fouling System Certificate and undergo a survey before the vessel is put into service or when the antifouling systems are altered or replaced.  We have obtained Anti-Fouling System Certificates for all of our vessels that are subject to the Anti-Fouling Convention.

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

Noncompliance with the ISM Code or other IMO regulations may subject the shipowner or bareboat charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports.  The U.S. Coast Guard and European Union authorities have indicated that vessels not in compliance with the ISM Code by the applicable deadlines will be prohibited from trading in U.S. and European Union ports, respectively.  As of the date of this report, each of our vessels is ISM Code certified.  However, there can be no assurance that such certificate will be maintained.

The IMO continues to review and introduce new regulations.  It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on our operations.

The U.S. Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act

The U.S. Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills.  OPA affects all owners and operators whose vessels trade in the United States, its territories and possessions or whose vessels operate in United States waters, which includes the United States’ territorial sea and its two hundred nautical mile exclusive economic zone.  The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances other than oil, whether on land or at sea.  Both OPA and CERCLA impact our operations.

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

Under amendments to OPA that became effective on July 11, 2006, the liability of responsible parties is limited to the greater of $950 per gross ton or $0.8 million per non-tank vessel (subject to periodic adjustment for inflation).  On September 24, 2008, the U.S. Coast Guard proposed adjustments to the limits of liability for non-tank vessels that would increase the limits for non-tank vessels to the greater of $1,000 per gross ton or $848,000 and establish a procedure for adjusting the limits for inflation every three years.  The comment period for the proposed rule closed on November 24, 2008.  CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages.  Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million for vessels carrying a hazardous substance as cargo and the greater of $300 per gross ton or $0.5 million for any other vessel.  These limits of liability do not apply if an incident was directly caused by violation of applicable U.S. federal safety, construction or operating regulations or by a responsible party's gross negligence or willful misconduct, or if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with oil removal activities.

We currently maintain pollution liability coverage insurance in the amount of $1 billion per incident for each of our vessels.  If the damages from a catastrophic spill were to exceed our insurance coverage, it could have a material adverse effect on our business, financial condition, results of operation’s and cash flows.

OPA also requires owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet their potential liabilities under OPA and CERCLA.  On October 17, 2008, the U.S. Coast Guard regulatory requirements under OPA and CERCLA were amended to require evidence of financial responsibility in amounts that reflect the higher limits of liability imposed by the 2006 amendments to OPA, as described above.  The increased amounts became effective on January 15, 2009.  Under the regulations, vessel owners and operators may evidence their financial responsibility by showing proof of insurance, surety bond, self-insurance or guaranty.  Under OPA, an owner or operator of a fleet of vessels is required only to demonstrate evidence of financial responsibility in an amount sufficient to cover the vessels in the fleet having the greatest maximum liability under OPA.

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

The U.S. Coast Guard's financial responsibility regulations may also be satisfied by evidence of surety bond, guaranty or by self-insurance.  Under the self-insurance provisions, the ship owner or operator must have a net worth and working capital, measured in assets located in the United States against liabilities located anywhere in the world, that exceeds the applicable amount of financial responsibility.  We have complied with the U.S. Coast Guard regulations by providing a certificate of responsibility from third party entities that are acceptable to the U.S. Coast Guard evidencing sufficient self-insurance.

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

Other Environmental Initiatives

The U.S. Clean Water Act, or CWA, prohibits the discharge of oil or hazardous substances in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges.  The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA.  In addition, most U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance.  These laws may be more stringent than U.S. federal law.

The U.S. Environmental Protection Agency, or EPA, historically exempted the discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. waters from CWA permitting requirements.  However, on March 31, 2005, a U.S. District Court ruled that the EPA exceeded its authority in creating an exemption for ballast water.  On September 18, 2006, the court issued an order invalidating the exemption in the EPA’s regulations for all discharges incidental to the normal operation of a vessel as of September 30, 2008, and directed the EPA to develop a system for regulating all discharges from vessels by that date.  The District Court’s decision was affirmed by the Ninth Circuit Court of Appeals on July 23, 2008.  The Ninth Circuit’s ruling meant that owners and operators of vessels traveling in U.S. waters would soon be required to comply with the CWA permitting program to be developed by the EPA or face penalties.

In response to the invalidation and removal of the EPA’s vessel exemption by the Ninth Circuit, the EPA has enacted rules governing the regulation of ballast water discharges and other discharges incidental to the normal operation of vessels within U.S. waters.  Under the new rules, which took effect February 6, 2009, commercial vessels 79 feet in length or longer (other than commercial fishing vessels), or Regulated Vessels, are required to obtain a CWA permit regulating and authorizing such normal discharges.  This permit, which the EPA has designated as the Vessel General Permit for Discharges Incidental to the Normal Operation of Vessels, or VGP, incorporates the current U.S. Coast Guard requirements for ballast water management as well as supplemental ballast water requirements, and includes limits applicable to 26 specific discharge streams, such as deck runoff, bilge water and gray water.

For each discharge type, among other things, the VGP establishes effluent limits pertaining to the constituents found in the effluent, including best management practices, or BMPs, designed to decrease the amount of constituents entering the waste stream.  Unlike land-based discharges, which are deemed acceptable by meeting certain EPA-imposed numerical effluent limits, each of the 26 VGP discharge limits is deemed to be met when a Regulated Vessel carries out the BMPs pertinent to that specific discharge stream.  The VGP imposes additional requirements on certain Regulated Vessel types, including tankers, that emit discharges unique to those vessels.  Administrative provisions, such as inspection, monitoring, recordkeeping and reporting requirements are also included for all Regulated Vessels.

On August 31, 2008, the District Court ordered that the date for implementation of the VGP be postponed from September 30, 2008 until December 19, 2008.  This date was further postponed until February 6, 2009 by the District Court.  Although the VGP became effective on February 6, 2009, the VGP application procedure, known as the Notice of Intent, or NOI, has yet to be finalized.  Accordingly, Regulated Vessels will effectively be covered under the VGP from February 6, 2009 until June 19, 2009, at which time the “eNOI” electronic filing interface will become operational.  Thereafter, owners and operators of Regulated Vessels must file their NOIs prior to September 19, 2009, or the Deadline.  Any Regulated Vessel that does not file an NOI by the Deadline will, as of that date, no longer be covered by the VGP and will not be allowed to discharge into U.S. navigable waters until it has obtained a VGP.  Any Regulated Vessel that was delivered on or before the Deadline will receive final VGP permit coverage on the date that the EPA receives such Regulated Vessel’s complete NOI.  Regulated vessels delivered after the Deadline will not receive VGP permit coverage until 30 days after their NOI submission.  Our fleet is composed entirely of Regulated Vessels, and we intend to submit NOIs for each vessel in our fleet as soon after June 19, 2009 as practicable.

In addition, pursuant to Section 401 of the CWA, which requires each state to certify federal discharge permits such as the VGP, certain states have enacted additional discharge standards as conditions to their certification of the VGP.  These local standards bring the VGP into compliance with more stringent state requirements, such as those further restricting ballast water discharges and preventing the introduction of non-indigenous species considered to be invasive.  The VGP and its state-specific regulations and any similar restrictions enacted in the future will increase the costs of operating in the relevant waters.

On October 9, 2008, the United States ratified the amended Annex VI to the IMO’s MARPOL Convention, addressing air pollution from ships, which went into effect on January 8, 2009. The EPA and the State of California, however, have each proposed more stringent regulations of air emissions from ocean-going vessels.  On July 24, 2008, the California Air Resources Board of the State of California, or CARB, approved clean-fuel regulations applicable to all vessels sailing within 24 miles of the California coastline whose itineraries call for them to enter any California ports, terminal facilities, or internal or estuarine waters.  The new CARB regulations require such vessels to use low sulfur marine fuels rather than bunker fuel.  By July 1, 2009, such vessels are required to switch either to marine gas oil with a sulfur content of no more than 1.5% or marine diesel oil with a sulfur content of no more than 0.5%.  By 2012, only marine gas oil and marine diesel oil fuels with 0.1% sulfur will be allowed.  CARB unilaterally approved the new regulations in spite of legal defeats at both the district and appellate court levels, but more legal challenges are expected to follow.  If CARB prevails and the new regulations go into effect as scheduled July 1, 2009, in the event our vessels were to travel within such waters, these new regulations would require significant expenditures on low-sulfur fuel and may increase our operating costs if operating outside a time charter or vessel pool arrangement.  Finally, although the more stringent CARB regime was technically superseded when the United States ratified and implemented the amended Annex VI, the possible declaration of various U.S. coastal waters as Emissions Control Areas may in turn bring U.S. emissions standards into line with the new CARB regulations, which would cause us to incur further costs.

The U.S. National Invasive Species Act, or NISA, was enacted in 1996 in response to growing reports of harmful organisms being released into U.S. ports through ballast water taken on by ships in foreign ports.  NISA established a ballast water management program for ships entering U.S. waters.  Under NISA, mid-ocean ballast water exchange is voluntary, except for ships heading to the Great Lakes or Hudson Bay, or vessels engaged in the foreign export of Alaskan North Slope crude oil.  However, NISA's reporting and record-keeping requirements are mandatory for vessels bound for any port in the United States.  Although ballast water exchange is the primary means of compliance with the act's guidelines, compliance can also be achieved through the retention of ballast water on board the ship, or the use of environmentally sound alternative ballast water management methods approved by the U.S. Coast Guard.  If the mid-ocean ballast exchange is made mandatory throughout the United States, or if water treatment requirements or options are instituted, the cost of compliance could increase for ocean carriers.  Although we do not believe that the costs of compliance with a mandatory mid-ocean ballast exchange would be material, it is difficult to predict the overall impact of such a requirement on the drybulk shipping industry.  The U.S. House of Representatives has recently passed a bill that amends NISA by prohibiting the discharge of ballast water unless it has been treated with specified methods or acceptable alternatives.  Similar bills have been introduced in the U.S. Senate, but we cannot predict which bill, if any, will be enacted into law.  In the absence of federal standards, states have enacted legislation or regulations to address invasive species through ballast water and hull cleaning management and permitting requirements.  For instance, the State of California has recently enacted legislation extending its ballast water management program to regulate the management of “hull fouling” organisms attached to vessels and adopted regulations limiting the number of organisms in ballast water discharges.  In addition, in November 2008 the Sixth Circuit Court of Appeals affirmed a District Court’s dismissal of challenges to the State of Michigan’s ballast water management legislation mandating the use of various techniques for ballast water treatment.  Other states may proceed with the enactment of similar requirements that could increase the costs of operating in state waters.

Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the U.S. Resource Conservation and Recovery Act, or RCRA, or comparable state, local or foreign requirements.  In addition, from time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities.  If such materials are improperly disposed of by third parties, we may still be held liable for clean up costs under applicable laws and regulations.

European Union Regulations

In 2005, the European Union adopted a directive on ship-source pollution, imposing criminal sanctions for intentional, reckless or negligent pollution discharges by ships.  The directive could result in criminal liability for pollution from vessels in waters of European countries that adopt implementing legislation.  Criminal liability for pollution may result in substantial penalties or fines and increased civil liability claims.

Greenhouse Gas Regulation

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change, or the Kyoto Protocol, entered into force.  Pursuant to the Kyoto Protocol, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases, which are suspected of contributing to global warming.  Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol.  However, the European Union has indicated that it intends to propose an expansion of the existing European Union emissions trading scheme to include emissions of greenhouse gases from vessels.  In the United States, the Attorney Generals from 16 states and a coalition of environmental groups in April 2008 filed a petition for a writ of mandamus, or petition, with the DC Circuit Court of Appeals to request an order requiring the EPA to regulate greenhouse gas emissions from ocean-going vessels under the Clean Air Act.  The court denied the petition in June 2008.  However, pursuant to an April 2, 2007 order of the U.S. Supreme court, the EPA is currently considering whether carbon dioxide should be considered a pollutant that endangers public health and welfare, and thus subject to regulation under the Clean Air Act.  Future passage of climate control legislation or other regulatory initiatives by the IMO, European Union, United States or other individual countries where we operate that restrict emissions of greenhouse gases could entail financial impacts on our operations that we cannot predict with certainty at this time.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security.  On November 25, 2002, the U.S. Maritime Transportation Security Act of 2002, or the MTSA, came into effect.  To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States.  Similarly, in December 2002, amendments to SOLAS created a new chapter of the convention dealing specifically with maritime security.  The new chapter became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the newly created International Ship and Port Facilities Security Code, or the ISPS Code.  The ISPS Code is designed to protect ports and international shipping against terrorism.  After July 1, 2004, to trade internationally, a vessel must attain an International Ship Security Certificate from a recognized security organization approved by the vessel’s flag state.  Among the various requirements are:

•
on-board installation of automatic identification systems to provide a means for the automatic transmission of safety-related information from among similarly equipped ships and shore stations, including information on a ship’s identity, position, course, speed and navigational status;

•	on-board installation of ship security alert systems, which do not sound on the vessel but only alert the authorities on shore;
•	the development of vessel security plans;
•	ship identification number to be permanently marked on a vessel’s hull;
•
a continuous synopsis record kept onboard showing a vessel’s history including the name of the ship and of the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship’s identification number, the port at which the ship is registered and the name of the registered owner(s) and their registered address; and

•	compliance with flag state security certification requirements.

The U.S. Coast Guard regulations, intended to align with international maritime security standards, exempt from MTSA vessel security measures non-U.S. vessels that have on board, as of July 1, 2004, a valid International Ship Security Certificate attesting to the vessel’s compliance with SOLAS security requirements and the ISPS Code.  We have implemented the various security measures addressed by the MTSA, SOLAS and the ISPS Code.

Inspection by Classification Societies

Every oceangoing vessel must be ‘‘classed’’ by a classification society.  The classification society certifies that the vessel is ‘‘in class,’’ signifying that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member.  In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned.

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

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as ‘‘in class’’ by a classification society which is a member of the International Association of Classification Societies.  All of our vessels have been certified as being “in class” by ABS, BV, NK, DNV or Lloyd’s.  All new and secondhand vessels that we purchase must be certified prior to their delivery under our standard agreements.

SEASONALITY

We operate our vessels in markets that have historically exhibited seasonal variations in demand and, as a result, charter rates.  We seek to mitigate the risk of these seasonal variations by entering into long-term time charters for our vessels, where possible.  However, this seasonality may result in quarter-to-quarter volatility in our operating results, depending on when we enter into our time charters or if our vessels trade on the spot market.  The drybulk sector is typically stronger in the fall and winter months in anticipation of increased consumption of coal and raw materials in the northern hemisphere during the winter months.  As a result, our revenues could be weaker during the fiscal quarters ended June 30 and September 30, and conversely, our revenues could be stronger during the quarters ended December 31 and March 31.

ITEM 1A.  RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “budget,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (ix) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims including offhire days; (x) our acquisition or disposition of vessels; (xi) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, the Company’s agreements to acquire a total of three drybulk vessels; (xii) the results of the investigation into the incident involving the collision of the Genco Hunter, the possible cause of and liability for such incident, and the scope of insurance coverage available to Genco for such incident; (xiii) the Company’s ability to collect amounts due from Samsun Logix Corporation and/or recharter the Genco Cavalier at all or at favorable rates; (xiv) the extent of repairs required for the Genco Cavalier and the Company’s ability to collect on any damage claim for its recent collision; (xv) those other risks and uncertainties discussed below under the heading “RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS”, and (xvi) other factors listed from time to time in our filings with the Securities and Exchange Commission.

The following risk factors and other information included in this report should be carefully considered. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially and adversely affected and the trading price of our common stock could decline.

RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS

Industry Specific Risk Factors

The current global economic turndown may continue to negatively impact our business.

Recent months have seen a significant shift in the global economy, with operating businesses facing tightening credit, weakening demand for goods and services, deteriorating international liquidity conditions, and declining markets.  Lower demand for drybulk cargoes as well as diminished trade credit available for the delivery of such cargoes have led to decreased demand for drybulk vessels, creating downward pressure on charter rates.  If the current global economic environment persists or worsens, we may be negatively affected in the following ways:

•	We may not be able to employ our vessels at charter rates as favorable to us as historical rates or operate our vessels profitably.

•
The market value of our vessels could further decrease, which may cause us to recognize losses if any of our vessels are sold or if their values are impaired.  In connection with this risk, we recently amended our credit facility to obtain a waiver of the collateral maintenance requirement until we can satisfy the requirement and meet certain other conditions.   If we did not have such a waiver, such a decline in the market value of our vessels could prevent us from borrowing under our credit facility or trigger a default under its covenants.

•
Charterers could seek to renegotiate the terms of their charterers with us or have difficulty meeting their payment obligations to us.  We understand that Samsun Logix Corporation, the charterer of the Genco Cavalier, has recently filed for the equivalent of bankruptcy protection in South Korea.

•
The value of our investment in Jinhui could decline further in future years, and we may recognize additional impairment losses if we were to sell our shares or if the value of our investment is further impaired.

The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Charterhire rates for drybulk carriers are volatile and are currently at relatively low levels as compared to historical levels and may further decrease in the future, which may adversely affect our earnings.

The drybulk shipping industry is cyclical with attendant volatility in charterhire rates and profitability.  The degree of charterhire rate volatility among different types of drybulk carriers has varied widely.  Charterhire rates are volatile, as evidenced by the historically high rates during May 2008, which have since declined to extreme lows in December 2008.

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

We anticipate that the future demand for our drybulk carriers will be dependent upon economic growth in the world's economies, including China and India, seasonal and regional changes in demand, changes in the capacity of the global drybulk carrier fleet and the sources and supply of drybulk cargo to be transported by sea.  The capacity of the global drybulk carrier fleet seems likely to increase and we can provide no assurance as to the timing or extent of future economic growth.  Adverse economic, political, social or other developments could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

An over-supply of drybulk carrier capacity may lead to reductions in charterhire rates and profitability.

The market supply of drybulk carriers has been increasing as a result of the delivery of numerous newbuilding orders over the last few years.  Currently, we believe there is an oversupply of vessels, as evidenced by some carriers letting their ships sit idle rather than operate them at current rates.  However, future newbuilding deliveries are being affected by the cancellation of vessel orders, which may result in a reduction in the growth of the future supply of vessels.

Newbuildings were delivered in significant numbers starting at the beginning of 2006 and continued to be delivered in significant numbers through 2007 and 2008.  An oversupply of drybulk carrier capacity may result in a reduction of charterhire rates, as evidenced by historically low rates in December 2008.  If such a reduction continues, upon the expiration or termination of our vessels’ current charters, we may only be able to re-charter our vessels at reduced or unprofitable rates, or we may not be able to charter these vessels at all.

The market values of our vessels may decrease, which could adversely affect our operating results, cause us to breach one or more of the covenants in our 2007 Credit Facility or limit the total amount that we may borrow under our 2007 Credit Facility.

If the book value of one of our vessels is impaired due to unfavorable market conditions or a vessel is sold at a price below its book value, we would incur a loss that could adversely affect our financial results.  Also, we have entered into a credit agreement with a syndicate of commercial lenders that provides us with the 2007 Credit Facility.  If the market value of our fleet declines, we may not be in compliance with certain provisions of our 2007 Credit Facility, and we may not be able to refinance our debt or obtain additional financing.  We recently obtained a waiver of the collateral maintenance requirement under our 2007 Credit Facility, subject to certain conditions as mentioned above.  This requirement is waived effective for the year ended December 31, 2008 and until the Company can represent that it is in compliance with all of its financial covenants and is otherwise able to pay a dividend and purchase or redeem shares of common stock under the terms of the Credit Facility in effect before the 2009 Amendment.  With the exception of the collateral maintenance financial covenant, the Company believes that it is in compliance with its covenants under the 2007 Credit Facility.  Without a waiver of the kind provided in the recent amendment to our 2007 Credit Facility, a decrease in the fair market value of our vessels may cause us to breach one or more of the covenants in our Credit Facility, which could accelerate the repayment of outstanding borrowings under the facility, or may limit the total amount that we may borrow under the facility.  We cannot assure you that we will satisfy all our debt covenants in the future or that our lenders will waive any future failure to satisfy these covenants.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

A further economic slowdown in the Asia Pacific region could have a material adverse effect on our business, financial position and results of operations.

A significant number of the port calls made by our vessels involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region.  As a result, a negative change in economic conditions in any Asia Pacific country, and particularly in China or Japan, may have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.  In particular, in recent years, China has been one of the world's fastest growing economies in terms of gross domestic product, although the growth rate of China’s economy slowed significantly in 2008.  We cannot assure you that the Chinese economy will not experience a significant contraction in the future.  Moreover, a significant or protracted slowdown in the economies of the United States, the European Union or various Asian countries may adversely affect economic growth in China and elsewhere.  Our business, results of operations, cash flows, financial condition and ability to pay dividends will likely be materially and adversely affected by an economic downturn in any of these countries.

We are subject to regulation and liability under environmental and operational safety laws that could require significant expenditures and affect our cash flows and net income and could subject us to increased liability under applicable law or regulation.

Our business and the operation of our vessels are materially affected by government regulation in the form of international conventions and national, state and local laws and regulations in force in the jurisdictions in which the vessels operate, as well as in the countries of their registration.  Because such conventions, laws, and regulations are often revised, we cannot predict the ultimate cost of complying with them or their impact on the resale prices or useful lives of our vessels.  Additional conventions, laws and regulations may be adopted that could limit our ability to do business or increase the cost of our doing business and that may materially adversely affect our business, results of operations, cash flows, financial condition and ability to pay dividends.  We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, certificates and financial assurances with respect to our operations.

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

The operation of certain ship types, such as drybulk carriers, has certain unique risks.  With a drybulk carrier, the cargo itself and its interaction with the vessel can be an operational risk.  By their nature, drybulk cargoes are often heavy, dense, easily shifted, and react badly to water exposure.  In addition, drybulk carriers are often subjected to battering treatment during unloading operations with grabs, jackhammers (to pry encrusted cargoes out of the hold) and small bulldozers.  This treatment may cause damage to the vessel.  Vessels damaged due to treatment during unloading procedures may be more susceptible to breach to the sea.  Hull breaches in drybulk carriers may lead to the flooding of the vessels' holds.  If a drybulk carrier suffers flooding in its forward holds, the bulk cargo may become so dense and waterlogged that its pressure may buckle the vessel's bulkheads, leading to the loss of a vessel.  If we are unable to adequately maintain our vessels, we may be unable to prevent these events.  Any of these circumstances or events may have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.  In addition, the loss of any of our vessels could harm our reputation as a safe and reliable vessel owner and operator.

Acts of piracy on ocean-going vessels have recently increased in frequency, which could adversely affect our business.

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea and in the Gulf of Aden off the coast of Somalia.  Throughout 2008, the frequency of piracy incidents increased significantly, particularly in the Gulf of Aden off the coast of Somalia.  If these piracy attacks result in regions in which our vessels are deployed being characterized by insurers as “war risk” zones, as the Gulf of Aden temporarily was in May 2008, or Joint War Committee (JWC) “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain.  In addition, crew costs, including costs which may be incurred to the extent we employ onboard security guards, could increase in such circumstances.  We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us.  In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

If any vessel does not maintain its class or fails any annual, intermediate or special survey, the vessel will be unable to trade between ports and will be unemployable and we could be in violation of certain covenants in our 2007 Credit Facility, which could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

We may be unable to attract and retain qualified, skilled employees or crew necessary to operate our business.

Our success depends in large part on our ability to attract and retain highly skilled and qualified personnel.  In crewing our vessels, we require technically skilled employees with specialized training who can perform physically demanding work.  Competition to attract and retain qualified crew members is intense.  We expect crew costs to increase in 2009.  If we are not able to increase our rates to compensate for any crew cost increases, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.  Any inability we experience in the future to hire, train and retain a sufficient number of qualified employees could impair our ability to manage, maintain and grow our business.

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

Increases in fuel prices could adversely affect our profits.

From time to time, we may operate our vessels on spot charters either directly or by placing them in pools with similar vessels.  Spot charter arrangements generally provide that the vessel owner or pool operator bear the cost of fuel (bunkers), which is a significant vessel operating expense.  We currently have three vessels operating in vessel pools, and we may arrange for more vessels to do so, depending on market conditions.  Also, the cost of fuel may also be a factor in negotiating charter rates in the future.  As a result, an increase in the price of fuel beyond our expectations may adversely affect our profitability, cash flows and ability to pay dividends.  The price and supply of fuel is unpredictable and fluctuates as a result of events outside our control, including geo-political developments, supply and demand for oil and gas, actions by members of the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns and regulations.

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

Company Specific Risk Factors

Our earnings will be adversely affected if we do not successfully employ our vessels.

As of February 26, 2009, all but three of the vessels in our fleet were engaged under time charter contracts that expire (assuming the option periods in the time charters are not exercised) between March 2009 and October 2012.  One of these vessels, the Genco Cavalier, is currently engaged under a time charter contract with Samsun Logix Corporation, which we understand has filed for the equivalent of bankruptcy protection in South Korea.  Three of our vessels currently trade in the spot charter market through participation in pool arrangements.  Although time charters provide relatively steady streams of revenues, our vessels committed to time charters may not be available for spot voyages during periods of increasing charterhire rates, when spot voyages might be more profitable.  The drybulk market is volatile, and in the past charterhire rates for drybulk carriers have sometimes declined below operating costs of vessels.  If our vessels become available for employment in the spot market or under new time charters during periods when market prices have fallen, we may have to employ our vessels at depressed market prices, which would lead to reduced or volatile earnings.  Also, while Genco is currently actively exploring its options to collect amounts due to the Company from Samsun Logix Corporation, there can be no assurance as to when and how much of such amounts may be collected or whether the Company can recharter the Genco Cavalier at all or at favorable rates.  To the extent our vessels trade in the spot charter market, we may experience fluctuations in revenue, cash flow and net income.  The spot charter market is highly competitive, and spot market voyage charter rates may fluctuate dramatically based primarily on the worldwide supply of drybulk vessels available in the market and the worldwide demand for the transportation of drybulk cargoes.  We can provide no assurance that future charterhire rates will enable us to operate our vessels profitably.  In addition, our standard time charter contracts with our customers specify certain performance parameters, which if not met can result in customer claims.  Such claims may have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

If we cannot find profitable employment for additional vessels that we acquire, our earnings will be adversely affected.

We generally acquire vessels free of charter, although we have and may again acquire some vessels with continuing time charters.  In addition, where a vessel has been under a voyage charter, it is rare in the shipping industry for the last charterer of the vessel in the seller's hands to continue as the first charterer of the vessel in the buyer's hands.  To the extent we operate our vessels in vessel pools, the profitable employment of our vessels depends to some degree on the ability of the pool operators.  We provide no assurance that we will be able to arrange immediate or profitable employment for vessels that we acquire.  If we cannot do so, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

We depend upon a small number of charterers for a large part of our revenues.  The loss of one or more of these charterers could adversely affect our financial performance.

We have derived a significant part of our revenues from a small number of charterers.  For the year ended December 31, 2008, 100% of our revenues were derived from 22 charterers.  Additionally, approximately 42.4% of our revenues were derived from two charterers, Pacbasin and Cargill.  If we were to lose any of these charterers, or if any of these charterers significantly reduced its use of our services or was unable to make charter payments to us, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Our practice of purchasing and operating previously owned vessels may result in increased operating costs and vessels off-hire, which could adversely affect our earnings.

All of our drybulk carriers, other than the Genco Augustus, Genco Tiberius, Genco Titus, Genco London, Genco Constantine, Genco Raptor, Genco Cavalier, Genco Thunder and Genco Hadrian, were previously owned by third parties.  Our current business strategy includes additional growth through the acquisition of previously owned vessels.  While we typically inspect previously owned vessels before purchase, this does not provide us with the same knowledge about their condition that we would have had if these vessels had been built for and operated exclusively by us.  Accordingly, we may not discover defects or other problems with such vessels before purchase.  Any such hidden defects or problems, when detected, may be expensive to repair, and if not detected, may result in accidents or other incidents for which we may become liable to third parties.  Also, when purchasing previously owned vessels, we do not receive the benefit of any builder warranties if the vessels we buy are older than one year.

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

Our vessel operating expenses include the costs of crew, provisions, deck and engine stores, insurance and maintenance and repairs, which depend on a variety of factors, many of which are beyond our control.  Some of these costs, primarily relating to insurance and enhanced security measures implemented after September 11, 2001 and as a result of a recent increase in the frequency of acts of piracy, have been increasing.  In addition, to the extent we enter the spot charter market, we need to include the cost of bunkers as part of our voyage expenses.  The price of fuel may increase in the future.  If our vessels suffer damage, they may need to be repaired at a drydocking facility.  The costs of drydock repairs are unpredictable and can be substantial.  Increases in any of these costs could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

In general, the costs to maintain a drybulk carrier in good operating condition increase with the age of the vessel.  The average age of the vessels in our current fleet is approximately 6.5 years as of December 31, 2008.  Older vessels are typically less fuel-efficient and more costly to maintain than more recently constructed drybulk carriers due to improvements in engine technology.  Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

We are currently prohibited from paying dividends or repurchasing our stock, and it is unlikely this prohibition will be lifted until market conditions improve.

We recently agreed to an amendment to our 2007 Credit Facility that contained a waiver of the collateral maintenance requirement.  As a condition of this waiver, among other things, we agreed to suspend our cash dividends and share repurchases until such time as we can satisfy the collateral maintenance requirement.  Until market conditions which have resulted in a decline in the value of drybulk vessels improve, it is unlikely that we will be able to meet that condition to reinstate our cash dividends and share repurchases.

Even if we were able to satisfy the condition in our 2007 Credit Facility to reinstate the payment of cash dividends,  we would make dividend payments to our shareholders only if our board of directors, acting in its sole discretion, determines that such payments would be in our best interest and in compliance with relevant legal and contractual requirements.  The principal business factors that our board of directors considers when determining the timing and amount of dividend payments will be our earnings, financial condition and cash requirements at the time.    Marshall Islands law generally prohibits the declaration and payment of dividends other than from surplus.  Marshall Islands law also prohibits the declaration and payment of dividends while a company is insolvent or would be rendered insolvent by the payment of such a dividend.

We may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.  We may also enter into new agreements or the Marshall Islands or another jurisdiction may adopt laws or regulations that place additional restrictions on our ability to pay dividends.  If we do not pay dividends, the return on your investment would be limited to the price at which you could sell your shares.

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

Our ability to borrow amounts under our 2007 Credit Facility are subject to the satisfaction of certain customary conditions precedent and compliance with terms and conditions included in the related credit documents.  It is a condition precedent to each drawdown under the facility that the aggregate fair market value of the mortgaged vessels must at all times be at least 130% of the aggregate outstanding principal amount under the credit facility plus all letters of credit outstanding (determined on a pro forma basis giving effect to the amount proposed to be drawn down), although this condition is currently subject to a waiver as noted above.  To the extent that we are not able to satisfy these requirements, we may not be able to draw down the full amount under our 2007 Credit Facility without obtaining a further waiver or consent from the lenders.  In addition, the covenants in our 2007 Credit Facility include the following requirements:

●	The leverage covenant requires the maximum average net debt to EBITDA to be ratio of at least 5.5:1.0;

●	cash and cash equivalents must not be less than $0.5 million per mortgaged vessel;

●	the ratio of EBITDA to interest expense, on a rolling last four-quarter basis, must be no less than 2.0:1.0; and

•
after July 20, 2007, consolidated net worth must be no less than $263.3 million plus 80% of the value of any new equity issuances of the Company from June 30, 2007.  Based on the equity offerings completed in October 2007 and May 2008, consolidated net worth must be no less than $590.8 million.

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

•
pay dividends (following an event of default or our breach of a covenant) in the event we are able to resume dividend payments under the waiver of our collateral maintenance covenant which is currently in effect);

•	make capital expenditures;

•	compete effectively to the extent our competitors are subject to less onerous financial restrictions; and

•	change the management of our vessels or terminate or materially amend the management agreement relating to any of our vessels.

Therefore, we may need to seek permission from our lenders in order to engage in some corporate actions.  Our lenders' interests may be different from ours, and we cannot guarantee that we will be able to obtain our lenders' permission when needed.  This may prevent us from taking actions that are in our best interest and from executing our business strategy of growth through acquisitions and may restrict or limit our ability to pay dividends and finance our future operations.

We currently maintain all of our cash with one financial institution, which subjects us to credit risk.

We currently maintain all of our cash with one financial institution.  None of our balances are covered by insurance in the event of default by this financial institution.  The occurrence of such a default could therefore have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

There are a number of risks associated with the operation of ocean-going vessels, including mechanical failure, collision, human error, war, terrorism, piracy, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, hostilities and labor strikes.  Any of these events may result in loss of revenues, increased costs and decreased cash flows.  In addition, the operation of any vessel is subject to the inherent possibility of marine disaster, including oil spills and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade.

We are insured against tort claims and some contractual claims (including claims related to environmental damage and pollution) through memberships in protection and indemnity associations or clubs, or P&I Associations.  As a result of such membership, the P&I Associations provide us coverage for such tort and contractual claims.  We also carry hull and machinery insurance and war risk insurance for our fleet.  We insure our vessels for third-party liability claims subject to and in accordance with the rules of the P&I Associations in which the vessels are entered.  We currently maintain insurance against loss of hire, which covers business interruptions that result in the loss of use of a vessel.  We can give no assurance that we will be adequately insured against all risks.  We may not be able to obtain adequate insurance coverage for our fleet in the future.  The insurers may not pay particular claims.  Our insurance policies contain deductibles for which we will be responsible and limitations and exclusions which may increase our costs or lower our revenue.

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

We may have to pay U.S. tax on U.S. source income, which would reduce our net income and cash flows.

If we do not qualify for an exemption pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, which we refer to as Section 883, then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources.  If we are subject to such tax, our net income and cash flows would be reduced by the amount of such tax.

We will qualify for exemption under Section 883 if, among other things, our stock is treated as primarily and regularly traded on an established securities market in the United States.  Under applicable Treasury regulations, we may not satisfy this publicly traded requirement in any taxable year in which 50% or more of our stock is owned for more than half the days in such year by persons who actually or constructively own 5% or more of our stock, which we sometimes refer to as 5% shareholders.

We believe that, based on the ownership of our stock in 2008, we satisfied the publicly traded requirement for 2008.  However, if 5% shareholders were to own more than 50% of our common stock for more than half the days of any future taxable year, we may not be eligible to claim exemption from tax under Section 883 for such taxable year.  We can provide no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for exemption from tax in 2009 or in future years.

If we do not qualify for the Section 883 exemption, our shipping income derived from U.S. sources, or 50% of our gross shipping income attributable to transportation beginning or ending in the United States, would be subject to a 4% tax without allowance for deductions.

U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. shareholders.

A foreign corporation generally will be treated as a “passive foreign investment company,” which we sometimes refer to as a PFIC, for U.S. federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of “passive income” or (2) at least 50% of its assets (averaged over the year and generally determined based upon value) produce or are held for the production of “passive income.”  U.S. shareholders of a PFIC are subject to a disadvantageous U.S. federal income tax regime with respect to distributions they receive from the PFIC and gain, if any, they derive from the sale or other disposition of their stock in the PFIC.

For purposes of these tests, “passive income” generally includes dividends, interest, gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business, as defined in applicable Treasury regulations.  For purposes of these tests, income derived from the performance of services does not constitute “passive income.” By contrast, rental income would generally constitute passive income unless we were treated under specific rules as deriving our rental income in the active conduct of a trade or business.  We do not believe that our existing operations would cause us to be deemed a PFIC with respect to any taxable year.  In this regard, we treat the gross income we derive or are deemed to derive from our time and spot chartering activities as services income, rather than rental income.  Accordingly, we believe that (1) our income from our time and spot chartering activities does not constitute passive income and (2) the assets that we own and operate in connection with the production of that income do not constitute passive assets.

There is, however, no direct legal authority under the PFIC rules addressing our method of operation.  Accordingly, no assurance can be given that the U.S. Internal Revenue Service, which we sometimes refer to as the IRS, or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC.  Moreover, because there are uncertainties in the application of the PFIC rules, because the PFIC test is an annual test, and because, although we intend to manage our business so as to avoid PFIC status to the extent consistent with our other business goals, there could be changes in the nature and extent of our operations in future years, there can be no assurance that we will not become a PFIC in any taxable year.

If we were to be treated as a PFIC for any taxable year (and regardless of whether we remain a PFIC for subsequent taxable years), our U.S. shareholders would face adverse U.S. tax consequences.  Under the PFIC rules, unless a shareholder makes certain elections available under the Code (which elections could themselves have adverse consequences for such shareholder), such shareholder would be liable to pay U.S. federal income tax at the highest applicable income tax rates on ordinary income upon the receipt of excess distributions and upon any gain from the disposition of our common stock, plus interest on such amounts, as if such excess distribution or gain had been recognized ratably over the shareholder’s holding period of our common stock.

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

RISK FACTORS RELATED TO OUR COMMON STOCK

Peter Georgiopoulos owns a large portion of our outstanding common stock, which may limit your ability to influence our actions.

As of March 2, 2009 Peter C. Georgiopoulos, our Chairman, owned approximately 13.29% of our common stock directly or through Fleet Acquisition LLC.  As a result of this share ownership and for so long as he owns a significant percentage of our outstanding common stock, Mr. Georgiopoulos will be able to influence the outcome of any shareholder vote, including the election of directors, the adoption or amendment of provisions in our articles of incorporation or bylaws and possible mergers, corporate control contests and other significant corporate transactions.  This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, merger, consolidation, takeover or other business combination involving us.  This concentration of ownership could also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock.

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

We are incorporated in the Republic of the Marshall Islands and most of our subsidiaries are also organized in the Marshall Islands.  Substantially all of our assets and those of our subsidiaries are located outside the United States.  As a result, it may be difficult or impossible for United States stockholders to serve process within the United States upon us or to enforce judgment upon us for civil liabilities in United States courts.  In addition, you should not assume that courts in the countries in which we are incorporated or where our assets are located (1) would enforce judgments of United States courts obtained in actions against us based upon the civil liability provisions of applicable United States federal and state securities laws or (2) would enforce, in original actions, liabilities against us based upon these laws.

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

Future issuances of our common stock could dilute our shareholders’ interests in our company.

We may, from time to time, issue additional shares of common stock to support our growth strategy, reduce debt or provide us with capital for other purposes that our board of directors believes to be in our best interest.  To the extent that an existing shareholder does not purchase additional shares that we may issue, that shareholder’s interest in our company will be diluted, which means that its percentage of ownership in our company will be reduced.  Following such a reduction, that shareholder’s common stock would represent a smaller percentage of the vote in our board of directors’ elections and other shareholder decisions.  In addition, if additional shares are issued, depending on the circumstances, our dividends per share could be reduced.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We do not own any real property.  In September 2005, we entered into a 15-year lease for office space in New York, New York.  The monthly rental is as follows:  Free rent from September 1, 2005 to July 31, 2006, forty thousand dollars per month from August 1, 2006 to August 31, 2010, forty-three thousand dollars per month from September 1, 2010 to August 31, 2015, and forty-six thousand dollars per month from September 1, 2015 to August 31, 2020.  The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is thirty-nine thousand dollars.  We have the option to extend the lease for a period of five years from September 1, 2020 to August 31, 2025.  The rent for the renewal period will be based on the prevailing market rate for the six months prior to the commencement date of the extension term.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows:  $0.5 million per year for 2009, $0.5 million for 2010, $0.5 million for 2011 through 2013 and a total of $3.6 million for the remaining term of the lease.

For a description of our vessels, see “Our Fleet” in Item 1, "Business” in this report.

We consider each of our significant properties to be suitable for its intended use.

ITEM 3.  LEGAL PROCEEDINGS

    The Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun Logix Corporation, which the Company understands has filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application. Charter hire for the Genco Cavalier has been received up until January 30, 2009. The Company is expecting the decision of the South Korean courts regarding the acceptance or rejection of the rehabilitation application to be made on or about March 6, 2009. The Company has commenced arbitration proceedings in the United Kingdom for damages related to non-performance of Samsun under the time charter agreement. As a result of the non-payment of hire, the Company may seek to withdraw the vessel from this contract.

Except as described above, we have not been involved in any legal proceedings which we believe are likely to have, or have had a significant effect on our business, financial position, results of operations or cash flows, nor are we aware of any proceedings that are pending or threatened which we believe are likely to have a significant effect on our business, financial position, results of operations or liquidity.  From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims.  We expect that these claims would be covered by insurance, subject to customary deductibles.  Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GNK.”  Trading of our common stock on the NYSE commenced April 11, 2007.  Previously, our common stock was traded on the NASDAQ under the symbol “GSTL” from our initial public offering on July 22, 2005 through April 10, 2007.  The following table sets forth for the periods indicated the high and low prices for the common stock as reported by the NYSE and NASDAQ:

FISCAL YEAR ENDED DECEMBER 31, 2008	HIGH		LOW
1st Quarter	$64.35		$33.39
2nd Quarter	$84.51		$51.00
3rd Quarter	$69.40		$29.50
4th Quarter	$33.21	6	$6.43

FISCAL YEAR ENDED DECEMBER 31, 2007	HIGH	LOW
1st Quarter	$33.49	$27.29
2nd Quarter	$42.47	$30.65
3rd Quarter	$68.97	$40.82
4th Quarter	$78.08	$50.54

As of December 31, 2008, there were approximately 92 holders of record of our common stock.

During October 2007, the Company closed on an equity offering of 3,358,209 shares of Genco common stock (with the exercise of the underwriters’ over-allotment option) at an offering price of $67 per share.  The Company received net proceeds of approximately $213.9 million after deducting underwriters’ fees and expenses.

During May 2008, the Company closed on an equity offering of 2,702,669 shares of Genco common stock at an offering price of $75.47 per share.  The Company received net proceeds of approximately $195.4 million after deducting underwriters’ fees and expenses.

Until January 26, 2009, our dividend policy was to declare quarterly distributions to shareholders, which commenced in November 2005, by each February, May, August and November substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our board of directors determined we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  Under the terms of an amendment to our 2007 Credit Facility (discussed in the “Liquidity and Capital Resources” section of “Management’s Discussion & Analysis of Financial Condition and Results of Operations” in this report), we have suspended payment of cash dividends indefinitely beginning the quarter ended December 31, 2008.  We will be able to reinstate our cash dividends only when can represent to the lenders under our 2007 Credit Facility that we are in a position to again satisfy the collateral maintenance covenant of the 2007 Credit Facility.  The following table summarizes the dividends declared based on the results of the respective fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDED DECEMBER 31, 2008
4th Quarter	$—	N/A
3rd Quarter	$1.00	10/23/08
2nd Quarter	$1.00	7/24/08
1st Quarter	$1.00	4/29/08
FISCAL YEAR ENDED DECEMBER 31, 2007
4th Quarter	$0.85	2/13/08
3rd Quarter	$0.66	10/25/07
2nd Quarter	$0.66	7/26/07
1st Quarter	$0.66	4/26/07

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2008 regarding the number of shares of our common stock that may be issued under the 2005 Equity Incentive Plan, which is our sole equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	—	$—	1,329,900
Equity compensation plans not approved by security holders	—	—	—
Total		$—	1,329,900

SHARE REPURCHASE PROGRAM

Refer to the “Share Repurchase Program” section of Item 7 for a summary of the share repurchases made during 2008 pursuant to the Share Repurchase Program.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Financial Data
	For the years ended December 31,				For the period from September 27, 2004 to December 31,
	2008	2007	2006	2005 (1)	2004 (1)
Income Statement Data:
(U.S. dollars in thousands except for share and per share amounts)
Revenues	$ 405,370	$185,387	$133,232	$116,906	$1,887

Operating Expenses:
Voyage expenses	5,116	5,100	4,710	4,287	44
Vessel operating expenses	47,130	27,622	20,903	15,135	141
General and administrative expenses	17,027	12,610	8,882	4,937	113
Management fees	2,787	1,654	1,439	1,479	27
Depreciation and amortization	71,395	34,378	26,978	22,322	421
Loss on forfeiture of vessel deposits	53,765	-	-	-	-
Gain on sale of vessels	(26,227)	(27,047)	-	-	-

Total operating expenses	170,993	54,317	62,912	48,160	746

Operating income	234,377	131,070	70,320	68,746	1,141
Other (expense) income	(147,797)	(24,261)	(6,798)	(14,264)	(234)

Net income	$86,580	$106,809	$63,522	$54,482	$907

Earnings per share - Basic	$2.86	$4.08	$2.51	$2.91	$0.07
Earnings per share - Diluted	$2.84	$4.06	$2.51	$2.90	$0.07
Dividends declared and paid per share	$3.85	$2.64	$2.40	$0.60	-
Weighted average common shares outstanding - Basic	30,290,016	26,165,600	25,278,726	18,751,726	13,500,000
Weighted average common shares outstanding - Diluted	30,452,850	26,297,521	25,351,297	18,755,195	13,500,000

Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$124,956	$71,496	$73,554	$46,912	$7,431
Total assets	1,990,006	1,653,272	578,262	489,958	201,628
Total debt (current and long-term)	1,173,300	936,000	211,933	130,683	125,766
Total shareholders’ equity	696,478	622,185	353,533	348,242	73,374
Other Data:
(U.S. dollars in thousands)
Net cash flow provided by operating activities	$267,416	$120,862	$90,068	$88,230	$2,718
Net cash flow used in investing activities	(514,288)	(984,350)	(82,840)	(268,072)	(189,414)
Net cash provided by financing activities	300,332	861,430	19,414	219,323	194,127

EBITDA (2)	$208,807	$164,183	$97,406	$91,068	$1,562

(1)
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

(2)
EBITDA represents net income plus net interest expense and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidating internal financial statements, and it is presented for review at our board meetings.  The Company believes that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net income to evaluate the Company’s performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a source of liquidity or cash flows as shown in our consolidated statement of cash flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income for each of the periods presented above:

	For the years ended December 31,				For the period from September 27, 2004 to December 31,
	2008	2007	2006	2005	2004
(U.S. dollars in thousands except for per share amounts)
Net income	$86,580	$106,809	$63,522	$54,482	$907
Net interest expense	50,832	22,996	6,906	14,264	234
Depreciation and amortization	71,395	34,378	26,978	22,322	421

EBITDA	$208,807	$164,183	$97,406	$91,068	$1,562

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a Marshall Islands company incorporated in September 2004 to transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  As of  February 26, 2009, our fleet consisted of six Capesize, eight Panamax, four Supramax, six Handymax and eight Handysize drybulk carriers, with an aggregate carrying capacity of approximately 2,396,500 dwt, and the average age of our fleet was approximately 6.5 years at December 31, 2008, as compared to the average age for the world fleet of approximately 15 years for the drybulk shipping segments in which we compete.  Most of the vessels in our fleet are on time charters to well known charterers, including Lauritzen Bulkers, Cargill, NYK Europe, Pacbasin, STX, Cosco, and HMMC.  As of February 26, 2009, 29 of the 32 vessels in our fleet are presently engaged under time charter contracts that expire (assuming the option periods in the time charters are not exercised) between March 2009 and October 2012, and three of our vessels are currently operating in vessel pools.  See page 6 for a table indicated the delivery dates of all vessels currently in our fleet.

We intend to acquire additional modern, high-quality drybulk carriers through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow.  We expect to fund acquisitions of additional vessels using cash reserves set aside for this purpose, additional borrowings and may consider additional debt and equity financing alternatives from time to time.

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

The Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun Logix Corporation, which the Company understands has filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application. Charter hire for the Genco Cavalier has been received up until January 30, 2009. The Company is expecting the decision of the South Korean courts regarding the acceptance or rejection of the rehabilitation application to be made on or about March 6, 2009. The Company has commenced arbitration proceedings in the United Kingdom for damages related to non-performance of Samsun under the time charter agreement. As a result of the non-payment of hire, the Company may seek to withdraw the vessel from this contract.  Also, on February 8, 2009, while the vessel was at safe anchorage in Singapore, it was involved in a minor collision caused by another vessel in its vicinity. No injuries or pollution from either vessel have been reported, but we expect the vessel will incur approximately 14 days of offhire for repairs arising from the event. The Company is in the process of filing a claim for the full amount of the damages as well as any offhire time related to the collision against the other vessel’s owner.

Year ended December 31, 2008 compared to the year ended December 31, 2007

        Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the years ended December 31, 2008 and 2007.

	For the years ended December 31,		Increase
	2008	2007	(Decrease)	% Change

Fleet Data:
Ownership days (1)
Capesize	1,781.6	403.5	1,378.1	341.5%
Panamax	2,541.3	2,555.0	(13.7)	(0.5%)
Supramax	1,265.5	37.3	1,228.2	3,292.8%
Handymax	2,196.0	2,578.3	(382.3)	(14.8%)
Handysize	2,926.4	1,860.0	1,066.4	57.3%

Total	10,710.8	7,434.1	3,276.7	44.1%

Available days (2)
Capesize	1,780.8	396.8	1,384.0	348.8%
Panamax	2,478.5	2,535.5	(57.0)	(2.2%)
Supramax	1,263.6	32.0	1,231.6	3,848.8%
Handymax	2,196.0	2,502.5	(306.5)	(12.2%)
Handysize	2,863.0	1,847.2	1,015.8	55.0%

Total	10,581.9	7,314.0	3,267.9	44.7%

Operating days (3)
Capesize	1,780.5	396.8	1,383.7	348.7%
Panamax	2,425.8	2,473.5	(47.7)	(1.9%)
Supramax	1,215.7	32.0	1,183.7	3,699.1%
Handymax	2,180.8	2,483.7	(302.9)	(12.2%)
Handysize	2,857.9	1,833.8	1,024.1	55.8%

Total	10,460.7	7,219.9	3,240.8	44.9%

Fleet utilization (4)
Capesize	100.0%	100.0%	0.0%	0.0%
Panamax	97.9%	97.6%	0.3%	0.3%
Supramax	96.2%	100.0%	(3.8%)	(3.8%)
Handymax	99.3%	99.3%	0.0%	0.0%
Handysize	99.8%	99.3%	0.5%	0.5%
Fleet average	98.9%	98.7%	0.2%	0.2%

	For the years ended December 31,		Increase
	2008	2007	(Decrease)	% Change
(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$69,922	$68,377	$1,545	2.3%
Panamax	34,194	26,952	7,242	26.9%
Supramax	46,881	44,959	1,922	4.3%
Handymax	33,875	22,221	11,654	52.4%
Handysize	20,035	15,034	5,001	33.3%

Fleet average	37,824	24,650	13,174	53.4%

Daily vessel operating expenses (6)
Capesize	$4,822	$4,190	$632	15.1%
Panamax	4,641	4,261	380	8.9%
Supramax	4,629	4,334	295	6.8%
Handymax	4,380	3,395	985	29.0%
Handysize	3,851	3,295	556	16.9%

Fleet average	4,400	3,716	684	18.4%

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

	For the years ended December 31,
	2008	2007
Income statement data
(U.S. dollars in thousands)
Voyage revenues	$405,370	$185,387
Voyage expenses	5,116	5,100
Net voyage revenue	$400,254	$180,287

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

Operating Data

The following compares our operating income and net income for the years ended December 31, 2008 and 2007.

	For the years ended December 31,		Increase
	2008	2007	(Decrease)	% Change
Income Statement Data:
(U.S. dollars in thousands except for per share amounts)
Revenues	$405,370	$185,387	219,983	118.7%
Operating Expenses:
Voyage expenses	5,116	5,100	16	0.3%
Vessel operating expenses	47,130	27,622	19,508	70.6%
General and administrative expenses	17,027	12,610	4,417	35.0%
Management fees	2,787	1,654	1,133	68.5%
Depreciation and amortization	71,395	34,378	37,017	107.7%
Loss on forfeiture of vessel deposits	53,765	-	53,765	100.0%
Gain on sale of vessels	(26,227)	(27,047)	820	(3.0%)
Total operating expenses	170,993	54,317	116,676	214.8%
Operating income	234,377	131,070	103,307	78.8%
Other (expense) income	(147,797)	(24,261)	(123,536)	509.2%
Net income	$86,580	$106,809	(20,229)	(18.9%)

Earnings per share - Basic	$2.86	$4.08	$(1.22)	(29.9%)
Earnings per share - Diluted	$2.84	$4.06	$(1.22)	(30.0%)
Dividends declared and paid per share	$3.85	$2.64	$1.21	45.8%
Weighted average common shares outstanding - Basic	30,290,016	26,165,600	4,124,416	15.8%
Weighted average common shares outstanding - Diluted	30,452,850	26,297,521	4,155,329	15.8%
Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$124,956	$71,496	$53,460	74.8%
Total assets	1,990,006	1,653,272	336,734	20.4%
Total debt (current and long-term)	1,173,300	936,000	237,300	25.4%
Total shareholders’ equity	696,478	622,185	74,293	11.9%

Other Data:
(U.S. dollars in thousands)
Net cash flow provided by operating activities	$267,416	$120,862	146,554	121.3%
Net cash flow used in investing activities	(514,288)	(984,350)	470,062	(47.8%)
Net cash provided by financing activities	300,332	861,430	(561,098)	(65.1%)

EBITDA (1)	$208,807	$164,183	44,624	27.2%

(1)
EBITDA represents net income plus net interest expense and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance.  EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidating internal financial statements, and it is presented for review at our board meetings.  The Company believes that EBITDA is useful to investors as the shipping industry is capital, intensive which often results in significant depreciation and cost of financing. EBITDA presents investors with a measure in addition to net income to evaluate the Company’s performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a source of liquidity or cash flows as shown in our consolidated statement of cash flows. The definition of EBITDA used here may not be comparable to that used by other companies.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income for each of the periods presented above:

	For the years ended December 31,
	2008	2007
(U.S. dollars in thousands except for per share amounts)
Net income	$86,580	$106,809
Net interest expense	50,832	22,996
Depreciation and amortization	71,395	34,378

EBITDA	$208,807	$164,183

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

For 2008, revenues grew 118.7% to $405.4 million versus $185.4 million for 2007.  Revenues in both periods consisted of charter payments for our vessels, including revenue realized from pools.  The increase in revenues during the twelve months ended December 31, 2008 was primarily due to the growth of our fleet and favorable market conditions at the time we entered into time charter agreements, as evidenced by the increase in the average TCE rate as discussed below.

The average TCE rate of our fleet increased to $37,824 a day for 2008 from $24,650 a day for 2007.  The increase in TCE rates was primarily due to higher time charter rates achieved in 2008 versus the prior year for three of the Panamax vessels, the six Handymax vessels, as well as six of the Handysize vessels in our current fleet.  Furthermore, higher TCE rates were achieved during 2008 versus 2007 due to the operation of one of the Capesize vessels acquired as part of the Metrostar acquisition and the two Panamax and one Supramax vessel acquired as part of the Bocimar acquisition.

Charterhire rates are volatile, as evidenced by the historical high rates during May 2008 which have since declined to very low rates in December 2008.  During the first two months of 2009, rates have recovered slightly from the lows experienced in December 2008 but remain significantly below the 2008 highs.

For 2008 and 2007, we had ownership days of 10,710.8 days and 7,434.1 days, respectively.  Our fleet utilization for 2008 and 2007 was 98.9% and 98.7%, respectively. The utilization was higher during the year ended December 31, 2008 due to additional unscheduled offhire days during 2007 as compared to 2008.  During 2007, we experienced unscheduled offhire of approximately 50 days in aggregate for the Genco Trader, Genco Glory and Genco Sugar associated with maintenance and other delays, as compared to 41 unscheduled offhire days during 2008 related to the repair of the Genco Hunter.

Please see page 8 for table that sets forth information about the current employment of the vessels currently in our fleet as of February 26, 2009.

VOYAGE EXPENSES

Voyage expenses include port and canal charges, fuel (bunker) expenses and brokerage commissions payable to unaffiliated third parties.  Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the vessel owner.

For the years ended 2008 and 2007, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers as part of our vessels’ overall expenses, because all of our vessels were employed under time charters or pool arrangements that required the charterer to bear all of those expenses.

For both 2008 and 2007, voyage expenses were $5.1 million and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES

Vessel operating expenses increased to $47.1 million from $27.6 million for 2008 and 2007, respectively.  This was mostly due to the expansion of our fleet during 2008 as compared to 2007.  Furthermore, the increased costs were due to higher expenses for crewing, repairs and maintenance and insurance.

For 2008 and 2007, the average daily vessel operating expenses for our fleet were $4,400 and $3,716 per day, respectively.  The increase in 2008 was due mostly to increased costs for crewing, repairs and maintenance and insurance, as well as the operation of larger, capesize vessels for all of 2008 as compared to 2007.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for insurance, may also cause these expenses to increase.  Company increased its 2009 budget based primarily on the anticipated increased cost for crewing, insurance and lubes

Based on our management’s estimates and budgets provided by our technical manager, we expect our vessels to have daily vessel operating expenses during 2009 of:

Vessel Type	Average Daily Budgeted Amount
Capesize..................................................................	$6,200
Panamax..................................................................	5,400
Supramax................................................................	5,100
Handymax...............................................................	5,200
Handysize...............................................................	4,800

GENERAL AND ADMINISTRATIVE EXPENSES

We incur general and administrative expenses, which relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, rent, legal, auditing and other professional expenses.

For 2008 and 2007, general and administrative expenses were $17.0 million and $12.6 million, respectively.  The increase in general and administrative expenses was due to costs associated with higher employee non-cash compensation and other employee-related costs.

MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  For 2008 and 2007, management fees were $2.8 million and $1.7 million, respectively.  The increase was due primarily to increased rates charged by the management companies we use as well to as the operation of a larger fleet.

DEPRECIATION AND AMORTIZATION-

We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years.  Furthermore, we estimate the residual values of our vessels to be based upon $175 per lightweight ton, which we believe to be the anticipated scrap value of our vessels.

For years ended December 31, 2008 and 2007, depreciation and amortization charges were $71.4 million and $34.4 million, respectively, an increase of $37.0 million.  The increase primarily was due to the growth in our fleet during 2008 as compared to 2007.

LOSS ON FORFEITURE OF VESSEL DEPOSITS-

For year ended December 31, 2008 and 2007, the loss on forfeiture of vessel deposits was $53.8 million and $0 million, respectively.  This loss was attributable to our cancellation of the acquisition of six vessels during the fourth quarter of 2008.  The Company decided to cancel this acquisition in order to strengthen its liquidity and in light of current market conditions.

GAIN ON SALE OF VESSELS-

For year ended December 31, 2008 and 2007, the gain on the sale of vessels was $26.2 million and $27.0 million, respectively.  These amounts were attributable to the sale of the Genco Trader in 2008 and the sale of the Genco Glory and Genco Commander in 2007.

OTHER (EXPENSE) INCOME-

(LOSS) INCOME FROM DERIVATIVE INSTRUMENTS-

Effective August 16, 2007, the Company has elected hedge accounting for forward currency contracts in place associated with the cost basis of shares of Jinhui stock it has purchased.   However, the hedge is limited to the lower of the cost basis or the market value of the Jinhui stock.  On October 10, 2008, the Company elected to discontinue the purchase of forward currency contracts associated with Jinhui and has eliminated the hedge due to the current market value of Jinhui.  The forward currency contract for a notional amount of 739.2 million NOK (Norwegian Kroner) or $128,105, was settled on October 22, 2008.  For further details of the application of hedge accounting, please refer to the discussion under the subheading “Currency risk management.” For 2008 and 2007, (loss) income from derivative instruments was ($0.1) million and ($1.3) million, respectively.  The loss for the year ended December 31, 2008 is primarily due to the difference paid between the spot and forward rate on the forward currency contracts associated with our investment.  The loss for the year ended December 31, 2007 is primarily attributable to the forward currency contracts associated with Jinhui prior to electing hedge accounting.

IMPAIRMENT OF INVESTMENT-

 For 2008 and 2007, impairment of investment was $103.9 million and $0 million, respectively.  During 2008, the impairment of investment balance consists of the write-down of the Company’s investment in Jinhui to its estimated fair value as the Company deemed the investment to be other-than-temporarily impaired as of December 31, 2008.  The impairment loss was reclassified from equity and recorded in the Consolidated Statement of Operations.  The Company investment was considered to be other-than-temporarily impaired as of December 31, 2008 due to the severity of the decline in its market value versus our cost basis.

NET INTEREST EXPENSE-

          For 2008 and 2007, net interest expense was $50.8 million and $23.0 million, respectively.  Net interest expense consisted mostly of interest payments made under our 2007 Credit Facility and 2008 Term Facility during 2008 and the 2005 Credit Facility, the Short-term Line, and the 2007 Credit Facility during 2007.  Due to the 2009 Amendment, the Company recorded a non-cash charge of $1.9 million associated with capitalized costs related to deferred financing costs on the facility and prior amendments.   Additionally, during the fourth quarter of 2008, the Company cancelled the 2008 Term Facility resulting in a charge of $2.2 million associated with unamortized deferred financing costs.  During the third quarter of 2007, the Company refinanced the 2005 Credit Facility and the Short-term Line with the 2007 Credit Facility resulting in a non-cash charge of $3.6 million associated with the write-down of unamortized deferred bank charges related to our former facilities.  Interest income as well as amortization of deferred financing costs related to our respective credit facilities is included in both periods.  The increase in net interest expense for 2008 versus 2007 was mostly a result of higher outstanding debt due to the acquisition of additional vessels in the fourth quarter of 2007 through the third quarter of 2008.

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

	For the years ended December 31,		Increase
	2007	2006	(Decrease)	% Change

Fleet Data:
Ownership days (1)
Capesize	403.5	—	403.5	N/A
Panamax	2,555.0	1,923.7	631.3	32.8%
Supramax	37.3	—	37.3	N/A
Handymax	2,578.3	2,614.4	(36.1)	(1.4%)
Handysize	1,860.0	1,825.0	35.0	1.9%

Total	7,434.1	6,363.1	1,071.0	16.8%

Available days (2)
Capesize	396.8	—	396.8	N/A
Panamax	2,535.5	1,905.7	629.8	33.0%
Supramax	32.0	—	32.0	N/A
Handymax	2,502.5	2,552.6	(50.1)	(2.0%)
Handysize	1,847.2	1,825.0	22.2	1.2%

Total	7,314.0	6,283.3	1,030.7	16.4%

Operating days (3)
Capesize	396.8	—	396.8	N/A
Panamax	2,473.5	1,886.6	586.9	31.1%
Supramax	32.0	—	32.0	N/A
Handymax	2,483.7	2,527.1	(43.4)	(1.7%)
Handysize	1,833.8	1,822.8	11.0	0.6%

Total	7,219.9	6,236.5	983.4	15.8%

Fleet utilization (4)
Capesize	100.0%	—	100.0%	N/A
Panamax	97.6%	99.0%	(1.4%)	(1.4%)
Supramax	100.0%	—	100.0%	N/A
Handymax	99.3%	99.0%	0.3%	0.3%
Handysize	99.3%	99.9%	(0.6%)	(0.6%)
Fleet average	98.7%	99.3%	(0.6%)	(0.6%)

	For the years ended December 31,		Increase
	2007	2006	(Decrease)	% Change
(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$68,377	—	$68,377	N/A
Panamax	26,952	$24,128	2,824	11.7%
Supramax	44,959	—	44,959	N/A
Handymax	22,221	21,049	1,172	5.6%
Handysize	15,034	15,788	(754)	(4.8%)

Fleet average	24,650	20,455	4,195	20.5%

Daily vessel operating expenses (6)
Capesize	$4,190	—	$4,190	N/A
Panamax	4,261	$3,615	646	17.9%
Supramax	4,334	—	4,334	N/A
Handymax	3,395	3,228	167	5.2%
Handysize	3,295	3,019	276	9.1%

Fleet average	3,716	3,285	431	13.1%

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

                Operating Data

The following discusses our operating income and net income for the years ended December 31, 2007 and 2006.

	For the years ended December 31,		Increase
	2007	2006	(Decrease)	% Change
Income Statement Data:
(U.S. dollars in thousands except for per share amounts)
Revenues	$185,387	$133,232	$52,155	39.1%

Operating Expenses:
Voyage expenses	5,100	4,710	390	8.3%
Vessel operating expenses	27,622	20,903	6,719	32.1%
General and administrative expenses	12,610	8,882	3,728	42.0%
Management fees	1,654	1,439	215	14.9%
Depreciation and amortization	34,378	26,978	7,400	27.4%
Gain on sale of vessels	(27,047)	-	27,047	N/A
Total operating expenses	54,317	62,912	(8,595)	(13.7%)
Operating income	131,070	70,320	60,750	86.4%
Other (expense) income	(24,261)	(6,798)	(17,463)	256.9%
Net income	$106,809	$63,522	$43,287	68.1%

Earnings per share - Basic	$4.08	$2.51	$1.57	62.5%
Earnings per share - Diluted	$4.06	$2.51	$1.55	61.8%
Dividends declared and paid per share	$2.64	$.40	$. 24	10.0%
Weighted average common shares outstanding - Basic	26,165,600	25,278,726	886,874	3.5%
Weighted average common shares outstanding - Diluted	26,297,521	25,351,297	946,224	3.7%
Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$71,496	$73,554	$(2,058)	(2.8%)
Total assets	1,653,272	578,262	1,075,010	185.9%
Total debt (current and long-term)	936,000	211,933	724,067	341.6%
Total shareholders’ equity	622,185	353,533	268,652	76.0%

Other Data:
(U.S. dollars in thousands)
Net cash flow provided by operating activities	$120,862	$90,068	$30,794	34.2%
Net cash flow used in investing activities	(984,350)	(82,840)	(901,510)	1,088.3%
Net cash provided by financing activities	861,430	19,414	842,016	4,337.2%

EBITDA (1)	$164,183	$97,406	$66,777	68.6%

EBITDA represents net income plus net interest expense and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance.  EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidating internal financial statements, and it is presented for review at our board meetings.  The Company believes that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing. EBITDA presents investors with a measure in addition to net income to evaluate the Company’s performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a source of liquidity or cash flows as shown in our consolidated statement of cash flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income for each of the periods presented above:

	For the years ended December 31,
	2007	2006
(U.S. dollars in thousands except for per share amounts)
Net income	$106,809	$63,522
Net interest expense	22,996	6,906
Depreciation and amortization	34,378	26,978

EBITDA	$164,183	$97,406

Results of Operations

REVENUES-

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

The average TCE rate of our fleet increased to $24,650 a day for 2007 as compared to $20,455 a day for 2006.  The overall increase in TCE rates was primarily due to higher time charter rates achieved in 2007 versus the prior year for all of the Panamax vessels, as well as 3 of the Handymax vessels in our current fleet.  Additionally, included in the TCE rates for the third and fourth quarter of 2007 are the time charter rates for the four Capesize vessels from the Metrostar acquisition and three Supramax vessels from the Evalend acquisition that increased our average TCE rate in comparison to the 2006 period.  The increase was countered by lower charter rates achieved in 2007 versus 2006 for the five Handysize vessels on charter with Lauritzen Bulkers A/S, which commenced their time charter contracts at $13,500 per vessel per day during the third quarter of 2006.  The five Handysize vessels commenced time charter extensions at higher rates of $19,500 per vessel per day on September 5, 2007.

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

OTHER (EXPENSE) INCOME-

(LOSS) INCOME FROM DERIVATIVE INSTRUMENTS-

Effective August 16, 2007, the Company has elected hedge accounting for forward currency contracts in place associated with the cost basis of shares of Jinhui stock it has purchased.  For further details of the application of hedge accounting, please refer to the discussion under the subheading “Currency risk management” on page 74. For 2007 and 2006, (loss) income from derivative instruments was ($1.3) million and $0.1 million, respectively.  The net loss is primarily attributable to the forward currency contracts associated with Jinhui prior to electing hedge accounting.  The gain in 2006 is due solely to the gain in value of the Company’s two interest rate swaps with DnB NOR Bank having fixed rates of 5.075% and 5.25%, respectively, prior to being designated against borrowings.

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

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our capital requirements with cash flow from operations, equity offerings and bank debt.  We have used our funds primarily to fund vessel acquisitions, regulatory compliance expenditures, the repayment of bank debt and the associated interest expense, and the payment of dividends.  We will require capital to fund ongoing operations, acquisitions and debt service.  We expect to rely on operating cash flows as well as long-term borrowings to implement our growth plan.  Please refer to the discussion under the subheading “Dividend Policy” below for additionally information regarding dividends.  We also may consider debt and additional equity financing alternatives from time to time.  If current market conditions persist, we may be unable to raise additional equity capital or debt financing on acceptable terms or at all.  In May 2008, the Company closed on an equity offering of 2,702,669 shares of our common stock at an offering price of $75.47 per share.  The Company received net proceeds of approximately $195.4 million after deducting underwriters’ fees and expenses.  The Company has repaid a portion of the outstanding balance under the 2007 Credit Facility with proceeds from the offering.

The Company entered into the 2007 Credit Facility on July 20, 2007 to repay all other existing debt under the 2005 Credit Facility and Short-Term Line and fund acquisitions, including the agreement to acquire nine Capesize vessels announced on July 18, 2007 and the additional acquisition of three Supramax and three Handysize vessels announced in August 2007.  Additionally, in September 2008, the Company entered into the 2008 Term Facility to fund the acquisition costs of six drybulk newbuildings in connection with our entering into agreements for additional vessel acquisitions in 2008.  We subsequently cancelled our acquisition of these six drybulk newbuildings was subsequently cancelled in November 2008 in order to strengthen our liquidity and in light of current market conditions.  The terms of the 2008 Term Facility provided that it was to be cancelled upon a cancellation of the acquisition contracts for the six vessels.  As a result of the cancellation of the acquisition of the six newbuildings, the Company repaid $53 million in debt associated with the deposits for the vessels using cash flow from operations during the fourth quarter of 2008.

We anticipate that internally generated cash flow and borrowings under our 2007 Credit Facility will be sufficient to fund the operations of our fleet, including our working capital requirements for the near term.  As a result of the reduction in the market values of vessels, the Company entered into an amendment to the 2007 Credit Facility on January 26, 2009 which waived the existing collateral maintenance financial covenant, which required us to maintain pledged vessels with a value equal to at least 130% of our current borrowings for the year ended December 31, 2008, and accelerated the reductions of the total facility beginning on March 31, 2009.  Please read the “2007 Credit Facility” section below for further details of the terms of the amendment.  The Company anticipates utilizing a portion of the remaining 2007 Credit Facility and internally generated cash flow or alternative financing to fund the anticipated acquisition of the remaining three Capesize vessels we have agreed to acquire.  The collateral maintenance covenant will be waived until the Company can represent that it is in compliance with all of its financial covenants.

Dividend Policy

Historically, our dividend policy, which commenced in November 2005, has been to declare quarterly distributions to shareholders by each February, May, August and November, which commenced in November 2005, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our board of directors determines we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  In the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.  On January 26, 2009, the Company entered into an amendment to the 2007 Credit Facility (the “2009 Amendment”) pursuant to which we are required to suspend the payment of cash dividends until the Company can represent that it is in a position to satisfy the collateral maintenance covenant.  Refer to Note 8 – Long-Term Debt of our financial statements below.  As such, a dividend was not declared for the quarter ending December 31, 2008.  The following table summarizes the dividends declared based on the results of the respective fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDED DECEMBER 31, 2008
4th Quarter	$ —	N/A
3rd Quarter	$ 1.00	10/23/08
2nd Quarter	$ 1.00	7/24/08
1st Quarter	$ 1.00	4/29/08
FISCAL YEAR ENDED DECEMBER 31, 2007
4th Quarter	$ 0.85	2/13/08
3rd Quarter	$ 0.66	10/25/07
2nd Quarter	$ 0.66	7/26/07
1st Quarter	$ 0.66	4/26/07
FISCAL YEAR ENDED DECEMBER 31, 2006
4th Quarter	$ 0.66	2/8/07
3rd Quarter	$ 0.60	10/26/06
2nd Quarter	$ 0.60	7/27/06
1st Quarter	$ 0.60	4/27/06

The aggregate amount of the dividend paid in 2008, 2007 and 2006 was $117.1 million, $69.6 million and $61.0 million, respectively, which we funded from cash on hand.  As a result of the 2009 Amendment to the 2007 Credit Facility, we have suspended the payment of cash dividends until we can meet the collateral maintenance covenant contained in the 2007 Credit Facility.

 The declaration and payment of any dividend is subject to the discretion of our board of directors and our compliance with the collateral maintenance waiver obtained as part of the 2009 Amendment.  The timing and amount of dividend payments will depend on our earnings, financial condition, cash requirements and availability, fleet renewal and expansion, restrictions in our loan agreements, the provisions of Marshall Islands law affecting the payment of distributions to shareholders and other factors.  Our board of directors may review and amend our dividend policy from time to time in light of our plans for future growth and other factors.

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

Share Repurchase Program

On February 13, 2008, our board of directors approved our share repurchase program for up to a total of $50.0 million of our common stock.   Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program were determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act.  The program does not require us to purchase any specific number or amount of shares and may be suspended or reinstated at any time in our discretion and without notice.  Repurchases under the program are subject to restrictions under the 2007 Credit Facility. The 2007 Credit Facility was amended as of February 13, 2008 to permit the share repurchase program and provide that the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.  Subsequently on January 26, 2009, the Company entered into the 2009 Amendment, which amended the 2007 Credit Facility to require the Company to suspend all share repurchases until the Company can represent that it is in a position to again satisfy the collateral maintenance covenant.  Refer to Note 8 – Long-Term Debt of our financial statements.

Through December 31, 2008, the Company has repurchased and retired 278,300 shares of its common stock for $11.5 million (average per share purchase price of $41.32) using funding from cash generated from operations pursuant to its share repurchase program.  An additional 3,130 shares of common stock were repurchased from employees for $0.04 million during 2008 pursuant to the Company’s Equity Incentive Plan.  This repurchase is not reflected in the table below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Dollar Amount as Part of Publicly Announced Plans or Programs	Maximum Dollar amount that May Yet Be Purchased Under the Plans or Programs
Feb. 1, 2008 – Feb. 29, 2008	—	$—	$—	$50,000,000
Mar. 1, 2008 – Mar. 31, 2008	—	—	—	50,000,000
Apr. 1, 2008 – Apr. 30, 2008	—	—	—	50,000,000
May 1, 2008 – May 31, 2008	—	—	—	50,000,000
Jun. 1, 2008 – Jun. 30, 2008	—	—	—	50,000,000
Jul. 1, 2008 – Jul. 31, 2008	—	—	—	50,000,000
Aug. 1, 2008 – Aug. 31, 2008	—	—	—	50,000,000
Sept. 1, 2008 – Sept. 30, 2008	278,300	41.32	11,500,038	38,499,962
Oct. 1, 2008 – Oct. 31, 2008	—	—	—	38,499,962
Nov. 1, 2008 – Nov. 30, 2008	—	—	—	38,499,962
Dec. 1, 2008 – Dec. 31, 2008	—	—	—	38,499,962
Total	278,300	$41.32	$11,500,038	$38,499,962

Cash Flow

Net cash provided by operating activities for 2008 and 2007, was $267.4 million and $120.9 million, respectively.  The increase was primarily due to the operation of a larger fleet, which contributed to an increase in net income as well as adjustments to reconcile net income to operating cash flows, including increases in depreciation and amortization.  Adjustments to reconcile net income to operating cash flows included $22.4 million of amortization of value of the time charters acquired as part of the Metrostar and Evalend acquisitions, $13.7 million of realized gain on forward currency contracts, $7.0 million of realized income from investments, and $26.2 million in gains from the sale of the Genco Trader.  The adjustments to operating cash flow above were offset by a $103.9 million non-cash impairment on the investment in Jinhui, a $53.8 million loss on the forfeiture of vessel deposits, also reflected as a payment in cash used in investing activities, $15.4 million of unrealized loss on forward currency contracts, and $6.0 million of amortization of non-vested stock compensation. Net cash provided by operating activities for the twelve months ended December 31, 2007 was primarily a result of recorded net income of $106.8 million, adjusted for depreciation and amortization charges of $34.4 million

Net cash used in investing activities was $514.3 million for 2008 as compared to $984.4 million for 2007.  For the twelve months ended December 31, 2008, cash used in investing activities primarily related to the purchase of vessels in the amount of $510.3 million, deposits on vessels to be acquired of $3.5 million, payments for forefeited vessel deposits of $53.8 million and the purchase of $10.3 million of Jinhui stock.  The above were offset by proceeds from the sale of the Genco Trader in the amount of $43.1 million, $13.7 million in proceeds from forward currency contracts and $7.0 million of realized income from investments.  For the twelve months ended December 31, 2007 the cash used in investing activities mostly related to the purchase of vessels in the amount of $764.6 million, deposits on vessels to be acquired of $150.3 million, and the purchase of short-term investments of $115.6 million, offset by the sale of the Genco Glory and the Genco Commander in the cumulative amount of $56.5 million.

Net cash provided by financing activities for 2008 and 2007 was $300.3 million and $861.4 million, respectively.  For the twelve months ended December 31, 2008, net cash provided by financing activities consisted of the drawdown of $558.3 million related to the purchase of vessels and $195.4 million in net proceeds from our May 2008 follow-on offering.  These inflows were offset in 2008 by the repayment of $321.0 million under the 2007 Credit Facility and the payment of cash dividends of $117.1 million.  For the twelve months ended December 31, 2007, net cash provided by financing activities consisted of $1,193.0 million of proceeds from the 2007 credit facility related to the purchase of vessels and $77.0 million of proceeds from a short-term line used to finance the purchase of Jinhui shares, and was offset by the repayment of $257.0 million under the 2007 credit facility and the payment of cash dividends of $69.6 million.

 2008 Term Facility

On September 4, 2008, the Company executed a credit agreement for its new $320 million credit facility (“2008 Term Facility”).  The Company had previously announced the bank commitment for this facility in a press release on August 18, 2008.  The 2008 Term Facility was underwritten by Nordea Bank Finland Plc, New York Branch, who serves as Administrative Agent, Bookrunner, and Collateral Agent, as well as other banks.  The terms of the 2008 Term Facility provided that it was to be cancelled upon a cancellation of the acquisition contracts for the six vessels as described in Note 4 – Vessel Acquisitions and Dispositions of our financial statements.

The 2008 Term Facility was cancelled in the fourth quarter of 2008, resulting in a charge to interest expense of $2.2 million associated with unamortized deferred financing costs.

2007 Credit Facility

On July 20, 2007, the Company entered into a credit facility with DnB Nor Bank ASA (the “2007 Credit Facility”) for the purpose of acquiring the nine new Capesize vessels and refinancing the Company’s existing 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and

Administrative Agent.  The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the 2005 Credit Facility and the Short-Term Line, and these two facilities have accordingly been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility is $1,377.0 million.  Subsequent to the equity offering completed in October 2007, the Company is no longer required pay up to $6.3 million or such lesser amount as is available from Net Cash Flow (as defined in the credit agreement for the 2007 Credit Facility) each fiscal quarter to reduce borrowings under the 2007 Credit Facility.  At December 31, 2008, $203.7 million remains available to fund future vessel acquisitions.  The Company may borrow up to $50.0 million of the $203.7 million for working capital purposes.

On January 26, 2009, the Company entered into the 2009 Amendment which implements the following modifications to the terms of the 2007 Credit Facility:

•
Compliance with the existing collateral maintenance financial covenant will be waived effective for the year ended December 31, 2008 and until the Company can represent that it is in compliance with all of its financial covenants and is otherwise able to pay a dividend and purchase or redeem shares of common stock under the terms of the Credit Facility in effect before the 2009 Amendment.  With the exception of the collateral maintenance financial covenant, the Company believes that it is in compliance with its covenants under the 2007 Credit Facility.  The Company’s cash dividends and share repurchases will be suspended until the Company can represent that it is in a position to again satisfy the collateral maintenance covenant.

•
The total amount of the 2007 Credit Facility will be subject to quarterly reductions of $12.5 million beginning March 31, 2009 through March 31, 2012 and $48.2 million of the total facility amount thereafter until the maturity date.  A final payment of $250.6 million will be due on the maturity date.

•	The Applicable Margin to be added to the London Interbank Offered Rate to calculate the rate at which the Company’s borrowings bear interest is 2.00% per annum.

•	The commitment commission payable to each lender is 0.70% per annum of the daily average unutilized commitment of such lender.

Under the 2007 Credit Facility, subject to the conditions set forth in the credit agreement, the Company may borrow an amount up to $1,377.0 million.  Amounts borrowed and repaid under the 2007 Credit Facility may be reborrowed.  The 2007 Credit Facility has a maturity date of July 20, 2017.

Loans made under the 2007 Credit Facility may be and have been used for the following:

•
up to 100% of the en bloc purchase price of $1,111.0 million for nine modern drybulk Capesize vessels, which the Company has agreed to purchase from companies within the Metrostar Management Corporation group;

•	repayment of amounts previously outstanding under the Company’s 2005 Credit Facility, or $206.2 million;

•	the repayment of amounts previously outstanding under the Company’s Short-Term Line, or $77.0 million;

•
possible acquisitions of additional dry bulk carriers between 25,000 and 180,000 dwt that are up to ten years of age at the time of delivery and not more than 18 years of age at the time of maturity of the new credit facility;

•	up to $50.0 million of working capital; and

•	the issuance of up to $50.0 million of standby letters of credit. At December 31, 2008, there were no letters of credit issued under the 2007 Credit Facility.

All amounts owing under the 2007 Credit Facility are secured by the following:

•	cross-collateralized first priority mortgages of each of the Company’s existing vessels and any new vessels financed with the 2007 Credit Facility;

•	an assignment of any and all earnings of the mortgaged vessels;

•	an assignment of all insurances of the mortgaged vessels;

•	a first priority perfected security interest in all of the shares of Jinhui owned by the Company;

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

The Company’s borrowings under the 2007 Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) for an interest period elected by the Company of one, three, or six months, or longer if available, plus the Applicable Margin of 0.85%.  Effective January 26, 2009, due to the 2009 Amendment, the Applicable Margin increased to 2.00%.  In addition to other fees payable by the Company in connection with the 2007 Credit Facility, the Company paid a commitment fee at a rate of 0.20% per annum of the daily average unutilized commitment of each lender under the facility until September 30, 2007, and 0.25% thereafter.  Effective January 26, 2009, due to the 2009 Amendment, the rate increased to 0.70% per annum of the daily average unutilized commitment of such lender.

Effective January 26, 2009, due to the 2009 Amendment, the total amount of the 2007 Credit Facility will be subject to quarterly reductions of $12.5 million beginning March 31, 2009 through March 31, 2012 and $48.2 million of the total facility amount thereafter until the maturity date.  A final payment of $250.6 million will be due on the maturity date.

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

•
After July 20, 2007, consolidated net worth must be no less than $263.3 million plus 80% of the value of the any new equity issuances of the Company from June 30, 2007.  Based on the equity offerings completed in October 2007 and May 2008, consolidated net worth must be no less than $590.8 million.

•
The aggregate fair market value of the mortgaged vessels must at all times be at least 130% of the aggregate outstanding principal amount under the new credit facility plus all letters of credit outstanding; the Company has a 30 day remedy period to post additional collateral or reduce the amount of the revolving loans and/or letters of credit outstanding.  This covenant was waived effective for the year ended December 31, 2008 and indefinitely until the Company can represent that it is in compliance with all of its financial covenants as per the 2009 Amendment as described above.

Other covenants in the 2007 Credit Facility are substantially similar to the covenants in the Company’s previous credit facilities.  As of December 31, 2008, the Company believes it is in compliance with all of the financial covenants under its 2007 Credit Facility, as amended.

On June 18, 2008, the Company entered into an amendment to the 2007 Credit Facility allowing the Company to prepay vessel deposits to give the Company flexibility in refinancing potential vessel acquisitions.

Due to refinancing of the Company’s previous facilities, the Company incurred a non-cash write-off of the unamortized deferred financing cost in the amount of $3.6 million associated with the Company’s previous facilities and this charge was reflected in interest expense in the third quarter of 2007.

Due to refinancing of the 2007 Credit Facility as a result of entering into the 2009 Amendment, the Company incurred a non-cash write off of unamortized deferred financing cost in the amount of $1.9 million associated with capitalized costs related to prior amendments, and this charge was reflected in interest expense in the fourth quarter of 2008.

Short-Term Line - Refinanced by the 2007 Credit Facility

On May 3, 2007, the Company entered into a short-term line of credit facility under which DnB NOR Bank ASA, Grand Cayman Branch and Nordea Bank Norge ASA, Grand Cayman Branch are serving as lenders (the “Short-Term Line”).  The Short-Term Line was used to fund a portion of acquisitions we made of in the shares of capital stock of Jinhui.  Under the terms of the Short-Term Line, we were allowed to borrow up to $155.0 million for such acquisitions, and we had borrowed a total of $77.0 million under the Short-Term Line prior to its refinancing.  The term of the Short-Term Line was for 364 days, and the interest on amounts drawn was payable at the rate of LIBOR plus a margin of 0.85% per annum for the first six month period and LIBOR plus a margin of 1.00% for the remaining term.  We were obligated to pay certain commitment and administrative fees in connection with the Short-Term Line.  The Company, as required, pledged all of the Jinhui shares it has purchased as collateral against the Short-Term Line.  The Short-Term Line incorporated by reference certain covenants from our 2005 Credit Facility.

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

Additionally, on February 7, 2007, we reached an agreement with our lenders to allow us to increase the amount of the 2005 Credit Facility by $100.0 million, for a total maximum availability of $650.0 million.  We had the option to increase the facility amount by $25.0 million increments up to the additional $100.0 million, so long as at least one bank within the syndicate agreed to fund such increase.  Any increase associated with this agreement was generally governed by the existing terms of the 2005 Credit Facility, although we and any banks providing the increase may agree to vary the upfront fees, unutilized commitment fees, or other fees payable by us in connection with the increase.

The 2005 Credit Facility was refinanced in July 2007 with the 2007 Credit Facility.

Interest Rate Swap Agreements and Forward Freight Agreements and Currency Swap Agreements

As of December 31, 2008, the Company has entered into nine interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $681.2 million and the swaps have specified rates and durations.

During January 2009, the Company entered into a $100 million dollar interest rate swap at a fixed interest rate of  2.05%, plus the Applicable Margin and is effective January 22, 2009 and ends on January 22, 2014.  The Company has elected to utilize hedge accounting for this interest rate swap.

During February 2009, the Company entered into a $50 million dollar interest rate swap at a fixed interest rate of 2.45%, plus the Applicable Margin and is effective February 23, 2009 and ends on February 23, 2014.  The Company has elected to utilize hedge accounting for this interest rate swap.

Refer to the table in Note 8 of our financial statements, which summarizes the interest rate swaps in place as of December 31, 2008 and 2007.

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

The Company had entered into a number of short-term forward currency contracts to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described above under the heading “Investments” in Note 5 of our financial statements.  As forward contracts expired, the Company continued to enter into new forward currency contracts for the cost basis of the investment, excluding commissions.  However, hedge accounting is limited to the lower of the cost basis or the market value at time of designation.  The Company has elected to discontinue the forward currency contracts as of October 10, 2008 due to the declining underlying market value of Jinhui.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of December 31, 2008.

Interest Rates

The effective interest rate associated with the interest expense for the 2008 Term Facility and the 2007 Credit Facility, as amended, including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, including the cost associated with unused commitment fees with these facilities for 2008 was 5.24%.  The effective interest rate associated with the interest expense for the 2005 Credit Facility, the Short-term Line and the 2007 Credit Facility, as amended, including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, including the cost associated with unused commitment fees with these facilities for 2007 was 6.25%.  The interest rate on the debt, excluding the unused commitment fees, ranged from 1.35% to 6.10% and from 5.54% to 6.66% for 2008 and 2007, respectively.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates that are reflective of the subsequent events as described in Note 22 – Subsequent Events to our financial statements.  The table incorporates the agreement to acquire three remaining Capesize vessels for approximately $288.8 million, inclusive of commissions for these acquisitions, and the employment agreement entered into in September 2007 with the Chief Financial Officer, John Wobensmith.  The Company plans to fund the remaining acquisitions with the remaining availability under the 2007 Credit Facility and cash generated from operations.  The interest and fees are also reflective of the 2007 Credit Facility, included the 2009 Amendment, and the interest rate swap agreements as discussed above under “Interest Rate Swap Agreements and Forward Freight Agreements and Currency Swap Agreements.”

	Total	Within One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
2007 Credit Facility	$1,173,300	$ —	$ —	$247,970	$925,330
Remainder of purchase price of acquisitions (2)	$288,800	$288,800	$ —	$ —	$ —
Interest and borrowing fees	$353,753	$68,018	$124,312	$89,061	$72,362
Executive employment agreement	$301	$301	$ —	$ —	$ —
Office lease	$6,150	$486	$1,014	$1,036	$3,614

(1)	Represents the twelve month period ending December 31, 2009.
(2)
The timing of these obligations are based on estimated delivery dates for the remaining three Capesize vessels which are currently being constructed, and the obligation is inclusive of the commission due to brokers upon purchase of the vessels.

Interest expense has been estimated using the fixed hedge rate for the effective period and notional amount of the debt which is effectively hedged and 1.25% for the portion of the debt that has no designated swap against it, plus the applicable bank margin of 0.85%.  Effective January 26, 2009, due to the 2009 Amendment, the Applicable Margin increased to 2.00% irrespective of the Total Debt to Total Capitalization ratio.  The Company is obligated to pay certain commitment fees in connection with the 2007 Credit Facility.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of six Capesize drybulk carriers, eight Panamax drybulk carriers, four Supramax drybulk carriers, six Handymax drybulk carriers and eight Handysize drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings.  We estimate our drydocking costs and scheduled off-hire days for our fleet through 2010 to be:
	Estimated Drydocking Cost	Estimated Offhire Days
	(U.S. dollars in millions)
Year
2009	$5.0	140
2010	$2.0	60

The costs reflected are estimates based on drydocking our vessels in China.  We estimate that each drydock will result in 20 days of offhire.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.

During 2008, we completed drydockings for the Genco Challenger, the Genco Sugar, the Genco Acheron, the Genco Leader, the Genco Progress, and the Genco Knight at a combined cost of $6.4 million.

During 2007, we completed drydockings for the Genco Surprise, the Genco Wisdom, the Genco Prosperity, the Genco Reliance and Genco Success at a combined cost of $3.5 million.

We estimate that seven of our vessels will be drydocked during 2009 and an additional three vessels in 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Inflation has only a moderate effect on our expenses given current economic conditions.  In the event that significant global inflationary pressures appear, these pressures would increase our operating, voyage, general and administrative, and financing costs.  However, the Company expects its 2009 budget to increase based on the anticipated increased cost for crewing, insurance and lubes.

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

Vessel acquisitions

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

Revenue and voyage expense recognition

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

We record time charter revenues over the term of the charter as service is provided.  Revenues are recognized on a straight-line basis as the average revenue over the term of the respective time charter agreement.  We recognize vessel operating expenses when incurred.

The, Genco Thunder and Genco Leader entered into the Baumarine Panamax Pool during November 2008 and December 2008, respectively.  Additionally, the Genco Predator entered into the Bulkhandling Handymax Pool during November 2008. Vessel pools, such as the Baumarine Panamax Pool and the Bulkhandling Handymax Pool, provide cost-effective commercial management activities for a group of similar class vessels.  The pool arrangement provides the benefits of a large-scale operation, and chartering efficiencies that might not be available to smaller fleets.  Under the pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these three vessels was subject to the fluctuations of the spot market.  The Company recognizes revenue from these pool arrangements based on the distributions reported by the applicable pool.

Due from charterers, net

Due from charterers, net includes accounts receivable from charters net of the provision for doubtful accounts.  At each balance sheet date, we provide for the provision based on a review of all outstanding charter receivables.  Included in the standard time charter contracts with our customers are certain performance parameters, which if not met can result in customer claims.  As of December 31, 2008, we had a reserve of $0.2 million against due from charterers balance and an additional reserve of $1.4 million in deferred revenue, each of which is associated with estimated customer claims against us including vessel performance issues under time charter agreements.  As of December 31, 2007, we had no reserve against due from charterers balance and an additional reserve of $0.7 million in deferred revenue, each of which is associated with estimated customer claims against us, including time charter performance issues.

Revenue is based on contracted charterparties.  However, there is always the possibility of dispute over terms and payment of hires and freights.  In particular, disagreements may arise as to the responsibility of lost time and revenue due to us as a result.  Accordingly, we periodically assess the recoverability of amounts outstanding and estimates a provision if there is a possibility of non-recoverability.  Although we believe its provisions to be reasonable at the time they are made, it is possible that an amount under dispute is not ultimately recovered and the estimated provision for doubtful accounts is inadequate.

Depreciation

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

Deferred drydocking costs

Our vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating.  We capitalize the costs associated with drydockings as they occur and amortize these costs on a straight-line basis over the period between drydockings.  Capitalized drydocking costs include actual costs incurred at the drydock yard; cost of travel, lodging and subsistence of our personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking.  We believe that these criteria are consistent with U.S. GAAP guidelines and industry practice and that our policy of capitalization reflects the economics and market values of the vessels.  Costs that are not related to drydocking are expensed as incurred.

Impairment of long-lived assets

We follow the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  In the evaluation of the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets.  If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value.  Various factors including anticipated future charter rates, estimated scrap values, future drydocking costs and estimated vessel operating costs, are included in this analysis.

Investments

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as available-for-sale and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of OCI.  The Company classifies the investment as a current or noncurrent asset based on the Company’s intent to hold the investment at each reporting date.  Effective August 16, 2007, the Company elected hedge accounting for forward currency contracts in place associated with the cost basis of the Jinhui shares and therefore the unrealized currency gain or loss associated with Jinhui cost basis is reflected in the income statement as a component of income or (loss) from derivative instruments to off-set the gain or loss associated with these forward currency contracts.  On October 10, 2008, the Company elected to discontinue the purchase of forward currency contracts associated with Jinhui by entering into an offsetting trade that closed the previously oopened currency contract, thereby eliminating the hedge on Jinhui.  The cost of securities when sold is based on the specific identification method.  Realized gains and losses on the sale of these securities will be reflected in the consolidated statement of operations in other (expense) income.  Additionally, the realized gain or loss on the forward currency contracts is reflected in the Consolidated Statement of Cash Flows as an investing activity and is reflected in the caption Payments on forward currency contracts, net.

Investments are reviewed quarterly to identify possible other-than-temporary impairment in accordance with FASB Staff Position SFAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1).  When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below the cost basis, the financial condition of the issuer, the underlying net asset value of the issuers assets and liabilities, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.  Should the decline in the value of any investment be deemed to be other-than-temporary, the investment basis would be written down to fair market value, and the write-down would be reclassified from the statement of equity and recorded as a loss in the income statement for the amount of the impairment.  Investments that are not expected to be sold within the next year are classified as noncurrent.

The Company’s investment in Jinhui was deemed to be other-than-temporarily impaired due to the severity of the decline in its market value versus our cost basis.  The Company recorded a $103.9 million impairment loss which was at December 31, 2008, reclassified from the statement of equity and recorded as a loss in the income statement.  We will continue to evaluate the investment on a quarterly basis to determine the likelihood of any further significant adverse effects on the fair value and amount of any additional impairments.  In the event we determine that the Jinhui investment is subject to any additional other-than-temporary impairment, the amount of the impairment would be reclassified from the statement of equity and recorded as a loss in the income statement for the amount of the impairment.

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

Based on the publicly traded requirement of the Section 883 regulations as described in the next paragraph, we believe that we qualified for exemption from income tax for 2008, 2007 and 2006.

Based on the ownership of our common stock prior to our initial public offering on July 22, 2005 as discussed in Note 1, we qualified for exemption from income tax for 2005 under Section 883, since we were a Controlled Foreign Corporation (“CFC”) and satisfied certain other criteria in the Section 883 regulations.  We were a CFC, as defined in the Code, since through the initial public offering on July 22, 2005, over 50% of our stock was owned by United States holders each of whom owned ten percent or more of our voting stock (“US 10% Owners”).  During that time, approximately 93% of our common stock was held by US 10% Owners.

Based on the publicly traded requirement of the Section 883 regulations, we believe that we are qualified for exemption from income tax for 2008, 2007 and 2006.  In order to meet the publicly traded requirement, our stock must be treated as being primarily and regularly traded for more than half the days of any such year.  Under the Section 883 regulations, our qualification for the publicly traded requirement may be jeopardized if shareholders of our common stock that own five percent or more of our stock (“5% shareholders”) own, in the aggregate, 50% or more of our common stock for more than half the days of the year.  We believe that during 2008, 2007 and 2006, the combined ownership of our 5% shareholders did not equal 50% or more of our common stock for more than half the days of 2008, 2007 and 2006.  However if our 5% shareholders were to increase their ownership to 50% or more of our common stock for more than half the days of 2009 or any future taxable year, we would not be eligible to claim exemption from tax under Section 883 for that taxable year.  We can therefore give no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for exemption from tax in 2009 or in future years.

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

Fair value of financial instruments

The estimated fair values of our financial instruments such as amounts due to / due from charterers, accounts payable and long-term debt approximate their individual carrying amounts as of December 31, 2008 and December 31, 2007 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facility.

The fair value of the interest rate swaps and forward currency contracts (used for purposes other than trading) is the estimated amount we would receive to terminate these agreements at the reporting date, taking into account current interest rates and the creditworthiness of the counterparty for assets and creditworthiness of us for liabilities.  See Note 10 - Fair Value of Financial Instruments for additional disclosure on the fair values of long term debt, derivative instruments, and available-for-sale securities.

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) in the first quarter of 2007, which did not have a material impact on the financial statements of the Company.

Derivative financial instruments

Interest rate risk management

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to borrowings primarily for the purpose of acquiring drybulk vessels.  These borrowings are subject to a variable borrowing rate.  We use pay-fixed receive-variable interest rate swaps to manage future interest costs and the risk associated with changing interest rate obligations.  These swaps are designated as cash flow hedges of future variable rate interest payments and are tested for effectiveness on a quarterly basis.

 The differential to be paid or received for the effectively hedged portion of any swap agreement is recognized as an adjustment to interest expense as incurred.  Additionally, the changes in value for the portion of the swaps that are effectively hedging future interest payments are reflected as a component of OCI.

For the portion of the forward interest rate swaps that are not effectively hedged, the change in the value and the rate differential to be paid or received is recognized as income or (expense) from derivative instruments and is listed as a component of other (expense) income until such time we have obligations against which the swap is designated and is an effective hedge.

Currency risk management

We currently hold an investment in Jinhui shares that are traded on the Oslo Stock Exchange located in Norway, and as such, the Company is exposed to the impact of exchange rate changes on this available-for-sale security denominated in Norwegian Kroner.  Our objective is to manage the impact of exchange rate changes on its earnings and cash flows in relation to its cost basis associated with its investments.  We utilized foreign currency forward contracts to protect its original investment from changing exchange rates through October 10, 2008 when the use of these contracts was discontinued due to the underlying value of Jinhui.

The change in the value of the forward currency contracts is recognized as income or (expense) from derivative instruments and is listed as a component of other (expense) income.  Effective August 16, 2007, we elected to utilize fair value hedge accounting for these instruments whereby the change in the value in the forward contracts continues to be recognized as income or (expense) from derivative instruments and is listed as a component of other (expense) income.  Fair value hedge accounting then accelerates the recognition of the effective portion of the currency translation gain or (loss) on the Available for Sale Security from August 16, 2007 from OCI into income or (expense) from derivative instruments and is listed as a component of other (expense) income.  Time value of the forward contracts is excluded from effectiveness testing and recognized currently in income.  On October 10, 2008, we elected to discontinue the purchase of forward currency contracts associated with Jinhui by entering into an offsetting trade that closed the previously opened currency contract, thereby eliminating the hedge on Jinhui.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  We held nine interest rate risk management instruments at December 31, 2008 and eight interest rate risk management instruments at December 31, 2007, in order to manage future interest costs and the risk associated with changing interest rates.

The Company has entered into nine interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $681.2 million, and the swaps have specified rates and durations.  Refer to the table in Note 8 of our financial statements which summarized the interest rate swaps in place as of December 31, 2008 and December 31, 2007.

The swap agreements, with effective dates prior to December 31, 2008 synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of swap plus the Applicable Margin as defined in the “2007 Credit Facility” section of Note 8 – Long-Term Debt of our financial statements.

The liability associated with the swaps at December 31, 2008 is $65.9 million and $21.0 million at December 31, 2007, and are presented as the fair value of derivatives on the balance sheet.  There were no swaps in an asset position at December 31, 2008 or December 31, 2007.  As of December 31, 2008 and 2007, the Company has accumulated OCI of ($66.0) million and ($21.1) million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in income or (loss) from derivative instruments of $0.1 million and ($0.1) million for 2008 and 2007, respectively.  At December 31, 2008, ($23.7) million of OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

During January 2009, the Company entered into a $100 million dollar interest rate swap at a fixed interest rate of  2.05% plus the Applicable Margin which is effective January 22, 2009 and ends on January 22, 2014.  The Company’s intent is to utilize hedge accounting for this interest rate swap.

During February 2009, the Company entered into a $50 million dollar interest rate swap at a fixed interest rate of 2.45% plus the Applicable Margin which is effective February 23, 2009 and ends on February 23, 2014.  The Company’s intent is to utilize hedge accounting for this interest rate swap.

Derivative financial instruments

As of December 31, 2008, the Company has entered into nine interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $681.2 million, and the swaps have specified rates and durations.  Refer to the table in Note 8 of our financial statements which summarized the interest rate swaps in place as of December 31, 2008 and December 31, 2007.  Also note that during January and February 2009, the Company entered into a $100 million and $50 million dollar interest rate swap at fixed interest rates of 2.05% and 2.45%, respectively, plus the Applicable Margin and are effective January 22, 2009 through January 22, 2014 and February 23, 2009 through February 23, 2014, respectively.

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

The interest (expense) income pertaining to the interest rate swaps for 2008 and 2007 was ($9.5) million and $1.0 million, respectively.

The swap agreements, with effective dates prior to December 31, 2008 synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of swap plus the Applicable Margin as defined in the “2007 Credit Facility” section of Note 8 – Long-Term Debt of our financial statements.

The liability associated with the swaps at December 31, 2008 is $65.9 million and $21.0 million at December 31, 2007, and are presented as the fair value of derivatives on the balance sheet.  There were no swaps in an asset position at December 31, 2008 or December 31, 2007.  As of December 31, 2008 and 2007, the Company has accumulated OCI of ($66.0) million and ($21.1) million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in income or (loss) from derivative instruments of $0.1 million and ($0.1) million for 2008 and 2007, respectively.  At December 31, 2008, ($23.7 million) of OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

The Company has entered into a number of short-term forward currency contracts to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described under the heading “Investments” in Note 5 of our financial statements.  The use of short-term forward currency contracts was discontinued on October 10, 2008 due to the underlying value of Jinhui.  For further information on these forward currency contracts, please see page 67 under the heading “Interest Rate Swap Agreements and Forward Freight Agreements and Currency Swap Agreements”.

We are subject to market risks relating to changes in interest rates because we have significant amounts of floating rate debt outstanding.  For 2008, we paid LIBOR plus 0.85% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for such swap’s effective period.  For 2007, we paid LIBOR plus 0.85% on the 2007 Credit Facility, LIBOR plus 0.95% on the 2005 Credit Facility, and LIBOR plus 0.85% on the Short-term Line for the debt in excess of any designated swap’s notional amount for the respective swap’s effective period.  For each effective swap, the interest rate is fixed at the fixed interest rate of swap plus the applicable margin on the respective debt in place.  A 1% increase in LIBOR would result in an increase of $2.6 million in interest expense for 2008, considering the increase would be only on the unhedged portion of the debt for which the rate differential on the relevant swap is not in effect.

FOREIGN EXCHANGE RATE RISK

Currency and exchange rate risk

The international shipping industry’s functional currency is the U.S. Dollar.  Virtually all of our revenues and most of our operating costs are in U.S. Dollars.  We incur certain operating expenses in currencies other than the U.S. dollar, and the foreign exchange risk associated with these operating expenses is immaterial.

The Company had entered into a number of short-term forward currency contracts to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described above under the heading “Investments” in Note 5 of our financial statements.  For further information on these forward currency contracts, please see page 67 under the heading “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements.”

The Company utilized hedge accounting on the cost basis of the Jinhui stock through October 10, 2008 when the use of the forward currency contract was discontinued due to the underlying value of Jinhui.

Investments

The Company holds investments in Jinhui of $16.8 million which are classified as available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  The Company

classifies the investment as a current or noncurrent asset based on the Company’s intent to hold the investment at each reporting date.  The investments that are classified as available for sale are subject to risk of changes in market value, which if determined to be impaired (other than temporarily impaired), could result in realized impairment losses.  The Company reviews the carrying value of such investments on a quarterly basis to determine if any valuation adjustments are appropriate under SFAS No. 115.  We reviewed the investment in Jinhui for indicators of other-than-temporary impairment.  This determination required significant judgment.  In making this judgment, we evaluated, among other factors, the duration and extent to which the fair value of the investment is less than its cost; the general market conditions, including factors such as industry and sector performance, and our intent and ability to hold the investment.  The Company’s investment in Jinhui was deemed to be other-than-temporarily impaired due to the severity of the decline in its market value versus our cost basis.  The Company recorded a $103.9 million impairment loss which was at December 31, 2008, reclassified from the statement of equity and recorded as a loss in the income statement.  We will continue to evaluate the investment on a quarterly basis to determine the likelihood of any further significant adverse effects on the fair value and amount of any additional impairments.  In the event we determine that the Jinhui investment is subject to any additional other-than-temporary impairment, the amount of the impairment would be reclassified from the statement of equity and recorded as a loss in the income statement for the amount of the impairment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Genco Shipping & Trading Limited
Form 10-K as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006
Index to consolidated financial statements
                                                                              Page

a)	Report of Independent Registered Public Accounting Firm	F-2

b)	Consolidated Balance Sheets -
	December 31, 2008 and December 31, 2007	F-3

c)	Consolidated Statements of Operations -
	For the Years Ended December 31, 2008, 2007 and 2006	F-4

d)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income -
	For the Years Ended December 31, 2008, 2007 and 2006	F-5

e)	Consolidated Statements of Cash Flows -
	For the Years Ended December 31, 2008, 2007, and 2006	F-6

f)	Notes to Consolidated Financial Statements
	For rhe Years Ended December 31, 2008, 2007 and 2006	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Genco Shipping & Trading Limited
New York, New York

We have audited the accompanying consolidated balance sheets of Genco Shipping & Trading Limited and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Genco Shipping & Trading Limited and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 2, 2009

Genco Shipping & Trading Limited
Consolidated Balance Sheets as of December 31, 2008
and December 31, 2007
(U.S. Dollars in thousands, except share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$124,956	$71,496
Investments	—	167,524
Vessel held for sale	—	16,857
Due from charterers, net	2,297	2,343
Prepaid expenses and other current assets	13,495	9,374
Total current assets	140,748	267,594

Noncurrent assets:
Vessels, net of accumulated depreciation of $140,388 and $71,341, respectively	1,726,273	1,224,040
Deposits on vessels	90,555	149,017
Deferred drydock, net of accumulated depreciation of $2,868 and $941, respectively	8,972	4,552
Other assets, net of accumulated amortization of $1,548 and $288, respectively	4,974	6,130
Fixed assets, net of accumulated depreciation and amortization of $1,140 and $722, respectively	1,712	1,939
Investments	16,772	—
Total noncurrent assets	1,849,258	1,385,678

Total assets	$1,990,006	$1,653,272

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$17,345	$17,514
Current portion of long term debt	—	43,000
Deferred revenue	10,356	8,402
Fair value of derivative instruments	2,491	1,448
Total current liabilities	30,192	70,364

Noncurrent liabilities:
Deferred revenue	2,298	968
Deferred rent credit	706	725
Fair market value of time charters acquired	23,586	44,991
Fair value of derivative instruments	63,446	21,039
Long term debt	1,173,300	893,000
Total noncurrent liabilities	1,263,336	960,723

Total liabilities	1,293,528	1,031,087

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and
outstanding 31,709,548 and 28,965,809 shares at December 31, 2008 and December 31, 2007, respectively	317	290
Paid in capital	717,979	523,002
Accumulated other comprehensive (deficit) income	(66,014)	19,017
Retained earnings	44,196	79,876
Total shareholders’ equity	696,478	622,185

Total liabilities and shareholders’ equity	$1,990,006	$1,653,272

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006
(U.S. Dollars in Thousands, Except Earnings per Share and share data)

	For the Years Ended December 31,
	2008	2007	2006

Revenues	$405,370	$185,387	$133,232

Operating expenses:
Voyage expenses	5,116	5,100	4,710
Vessel operating expenses	47,130	27,622	20,903
General and administrative expenses	17,027	12,610	8,882
Management fees	2,787	1,654	1,439
Depreciation and amortization	71,395	34,378	26,978
Loss on forfeiture of vessel deposits	53,765	—	—
Gain on sale of vessels	(26,227)	(27,047)	—

Total operating expenses	170,993	54,317	62,912

Operating income	234,377	131,070	70,320

Other (expense) income:
(Loss) income from derivative instruments	(74)	(1,265)	108
Impairment of investment	(103,892)	—	—
Interest income	1,757	3,507	3,129
Interest expense	(52,589)	(26,503)	(10,035)
Income from investments	7,001	—	—

Other (expense) income	(147,797)	(24,261)	(6,798)

Net income	$86,580	$106,809	$63,522

Earnings per share-basic	$2.86	$4.08	$2.51
Earnings per share-diluted	$2.84	$4.06	$2.51
Weighted average common shares outstanding-basic	30,290,016	26,165,600	25,278,726
Weighted average common shares outstanding-diluted	30,452,850	26,297,521	25,351,297
Dividends declared per share	$3.85	$2.64	$2.40

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
for the Years Ended December 31, 2008, 2007 and 2006
	Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance – January 1, 2006	$ 254	$305,500	$40,163	$2,325		$348,242

Net income			63,522		$63,522	63,522
Unrealized derivative gains from cash flow hedge, net				1,221	1,221	1,221
Comprehensive income					$64,743
Cash dividends paid ($2.40 per share)			(61,041)			(61,041)
Issuance of 72,000 shares of nonvested stock, less forfeitures of 750 shares	1	(1)				-
Nonvested stock amortization		1,589				1,589

Balance – December 31, 2006	$ 255	$307,088	$42,644	$3,546		$353,533

Net income			106,809		$106,809	106,809
Change in unrealized gain on investments				38,540	38,540	38,540
Change in unrealized gain on currency translation on Investments, net				1,545	1,545	1,545
Unrealized derivative loss on cash flow hedges, net				(24,614)	(24,614)	(24,614)
Comprehensive income					$122,280
Cash dividends paid ($2.64 per share)			(69,577)			(69,577)
Issuance of common stock, 3,358,209 shares	34	213,837				213,871
Issuance of 109,200 shares of nonvested stock, less forfeitures of 7,062 shares	1	(1)				-
Nonvested stock amortization		2,078				2,078

Balance – December 31, 2007	$ 290	$523,002	$79,876	$19,017		$622,185

Net income			86,580		$86,580	86,580
Change in unrealized loss on investments				(38,540)	(38,540)	(38,540)
Change in unrealized gain on currency translation on Investments, net				(1,545)	(1,545)	(1,545)
Unrealized derivative loss on cash flow hedges, net				(44,946)	(44,946)	(44,946)
Comprehensive income					$1,549
Cash dividends paid ($3.85 per share)			(117,109)			(117,109)
Issuance of common stock 2,702,669 shares	27	195,415				195,442
Issuance of 322,500 shares of nonvested stock	3	(3)				-
Acquisition and retirement of 281,430 shares of common stock	(3)	(6,388)	(5,151)			(11,542)
Nonvested stock amortization		5,953				5,953

Balance – December 31, 2008	$ 317	$717,979	$44,196	$(66,014)		$696,478

 (U.S. Dollars in Thousands)
See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
(U.S. Dollars in Thousands)
	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$86,580	$106,809	$63,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,395	34,378	26,978
Amortization of deferred financing costs	4,915	4,128	341
Amortization of fair market value of time charter acquired	(22,447)	(5,139)	1,850
Realized (gain) loss on forward currency contracts	(13,691)	9,864	-
Impairment of investment	103,892	-	-
Unrealized (gain) loss on derivative instruments	(46)	80	(108)
Unrealized loss (gain) on hedged investment	15,361	(10,160)	-
Unrealized (gain) loss on forward currency contract	(1,448)	1,448	-
Realized income on investments	(7,001)	-	-
Amortization of nonvested stock compensation expense	5,953	2,078	1,589
Gain on sale of vessel	(26,227)	(27,047)	-
Loss on forfeiture of vessel deposits	53,765	-	-
Change in assets and liabilities:
Decrease (increase) in due from charterers	46	(1,872)	(252)
Increase in prepaid expenses and other current assets	(3,063)	(2,241)	(2,069)
Increase in accounts payable and accrued expenses	2,514	6,164	2,288
Increase (decrease) in deferred revenue	3,284	5,908	(1,114)
(Decrease) increase in deferred rent credit	(19)	(19)	264
Deferred drydock costs incurred	(6,347)	(3,517)	(3,221)
Net cash provided by operating activities	267,416	120,862	90,068
Cash flows from investing activities:
Purchase of vessels	(510,345)	(764,574)	(81, 638)
Deposits on vessels	(3,489)	(150,279)	-
Purchase of investments	(10,290)	(115,577)	-
Payments on forward currency contracts, net	-	(9,897)	-
Proceeds from forward currency contracts, net	13,723	-	-
Realized income on investments	7,001	-	-
Proceeds from sale of vessels	43,084	56,536	-
Payments on forfeiture of vessel deposits	(53,765)
Purchase of other fixed assets	(207)	(559)	(1,202)
Net cash used in investing activities	(514,288)	(984,350)	(82, 840)
Cash flows from financing activities:
Proceeds from the 2007 Credit Facility	558,300	1,193,000	-
Repayments on the 2007 Credit Facility	(321,000)	(257,000)	-
Proceeds from the 2005 Credit Facility, Short-term Line and Original Credit Facility	-	77,000	81,250
Repayments on the 2005 Credit Facility, Short-term Line and Original Credit Facility	-	(288,933)	-
Payment of deferred financing costs	(3,759)	(6,931)	(795)
Cash dividends paid	(117,109)	(69,577)	(61,041)
Payments to acquire and retire common stock	(11,542)	-	-
Net proceeds from issuance of common stock	195,442	213,871	-
Net cash provided by financing activities	300,332	861,430	19,414
Net (decrease) increase in cash and cash equivalents	53,460	(2,058)	26,642
Cash and cash equivalents at beginning of period	71,496	73,554	46,912
Cash and cash equivalents at end of period	$124,956	$71,496	$73,554
See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
 (U.S. Dollars in Thousands)

Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006

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

 On October 14, 2005, the Company acquired the Genco Muse, a 2001 Handymax vessel and time charter contract for a total of $34,450 and was funded entirely by the Company’s credit facility entered into on July 29, 2005 (the “2005 Credit Facility”).  On July 10, 2006, the Company acquired the Genco Acheron, the Genco Commander, and the Genco Surprise for a total purchase price of $81,250, all of which were delivered in the fourth quarter of 2006.  During February 2007, the Company completed the sale of the Genco Glory to Cloud Maritime S.A. for $13,004, net of commission.  On July 18, 2007, the Company entered into an agreement to acquire nine Capesize vessels from companies within the Metrostar Management Corporation group for a net purchase price of $1,111,000, consisting of the value of the vessels and the liability for the below market time charter contracts acquired.  On August 10 and August 13, 2007, the Company also agreed to acquire six drybulk vessels (three Supramax and three Handysize) from affiliates of Evalend Shipping Co. S.A. for a net purchase price of $336,000, consisting of the value of the vessels and the liability for the below market time charter contract acquired.

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

On May 9, 2008, the Company agreed to acquire three 2007 built vessels, consisting of two Panamax vessels and one Supramax vessel, from Bocimar International N.V. and Delphis N.V. for an aggregate purchase price of approximately $257,000.  Additionally, on June 16, 2008 the Company agreed to acquire six drybulk newbuildings from Lambert Navigation Ltd., Northville Navigation Ltd., Providence Navigation Ltd., and Prime Bulk Navigation Ltd., for an aggregate purchase price of $530 million.  On November 3, 2008, the Company agreed to cancel the acquisition of these six drybulk newbuildings.  As part of the agreement, the selling group will retain the deposits totaling $53,000 plus the interest earned on such deposits for the six vessels, comprised of three Capesize and three Handysize vessels.  This transaction resulted in a charge in the fourth quarter of 2008 to the Company’s income statement of $53,765 related to the forfeiture of these deposits.  This amount included $53,213, which was recorded in Deposits on vessels and included net capitalized interest, approximately $546 of interest income receivable which was recorded as part of Prepaid expenses and other current assets, and $6 of other expenses.

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of December 31, 2008:

Wholly Owned Subsidiaries	Vessels Acquired	Dwt	Date Delivered	Year Built	Date Sold

Genco Reliance Limited.........................	Genco Reliance	29,952	12/6/04	1999	—
Genco Vigour Limited............................	Genco Vigour	73,941	12/15/04	1999	—
Genco Explorer Limited..........................	Genco Explorer	29,952	12/17/04	1999	—
Genco Carrier Limited.............................	Genco Carrier	47,180	12/28/04	1998	—
Genco Sugar Limited..............................	Genco Sugar	29,952	12/30/04	1998	—
Genco Pioneer Limited...........................	Genco Pioneer	29,952	1/4/05	1999	—
Genco Progress Limited.........................	Genco Progress	29,952	1/12/05	1999	—
Genco Wisdom Limited..........................	Genco Wisdom	47,180	1/13/05	1997	—
Genco Success Limited..........................	Genco Success	47,186	1/31/05	1997	—
Genco Beauty Limited............................	Genco Beauty	73,941	2/7/05	1999	—
Genco Knight Limited............................	Genco Knight	73,941	2/16/05	1999	—
Genco Leader Limited............................	Genco Leader	73,941	2/16/05	1999	—
Genco Marine Limited...........................	Genco Marine	45,222	3/29/05	1996	—
Genco Prosperity Limited.....................	Genco Prosperity	47,180	4/4/05	1997	—
Genco Trader Limited............................	Genco Trader	69,338	6/7/05	1990	2/26/08
Genco Muse Limited …………………	Genco Muse	48,913	10/14/05	2001	—
Genco Acheron Limited ……………..	Genco Acheron	72,495	11/7/06	1999	—
Genco Surprise Limited ……………..	Genco Surprise	72,495	11/17/06	1998	—
Genco Augustus Limited …………….	Genco Augustus	180,151	8/17/07	2007	—
Genco Tiberius Limited ……………..	Genco Tiberius	175,874	8/28/07	2007	—
Genco London Limited ………………	Genco London	177,833	9/28/07	2007	—
Genco Titus Limited …………….......	Genco Titus	177,729	11/15/07	2007	—
Genco Challenger Limited ………….	Genco Challenger	28,428	12/14/07	2003	—
Genco Charger Limited ……………..	Genco Charger	28,398	12/14/07	2005	—
Genco Warrior Limited …………….	Genco Warrior	55,435	12/17/07	2005	—
Genco Predator Limited …………….	Genco Predator	55,407	12/20/07	2005	—
Genco Hunter Limited ………………	Genco Hunter	58,729	12/20/07	2007	—
Genco Champion Limited …………..	Genco Champion	28,445	1/2/08	2006	—
Genco Constantine Limited …………	Genco Constantine	180,183	2/21/08	2008	—
Genco Raptor LLC…………………..	Genco Raptor	76,499	6/23/08	2007	—
Genco Cavalier LLC…………………	Genco Cavalier	53,617	7/17/08	2007	—
Genco Thunder LLC…………………	Genco Thunder	76,499	9/25/05	2007	—
Genco Hadrian Limited ……………..	Genco Hadrian	169,694	12/29/08	2008	—
Genco Commodus Limited …………	Genco Commodus	170,500	Q2 2009 (1)	2009 (2)	—
Genco Maximus Limited ……………	Genco Maximus	170,500	Q2 2009 (1)	2009 (2)	—
Genco Claudius Limited …………….	Genco Claudius	170,500	Q3 2009 (1)	2009 (2)	—

(1) Dates for vessels being delivered in the future are estimates based on guidance received from the sellers and/or the respective shipyards.
(2) Built dates for vessels delivering in the future are estimates based on guidance received from the sellers and respective shipyards.
In January 2007, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) to register possible future offerings, including possible resales by Fleet Acquisition LLC.  That registration statement, as amended, was declared effective by the SEC on February 7, 2007.  Fleet Acquisition LLC utilized that registration statement to conduct an underwritten offering of 4,830,000 shares it owned, including an over-allotment option granted to underwriters for 630,000 shares which the underwriters exercised in full.  Following completion of that offering, Fleet Acquisition LLC owned 15.80% of our common stock.  During October 2007, the Company closed on an equity offering of 3,358,209 shares of Genco common stock (with the exercise of the underwriters’ over-allotment option) at an offering price of $67.00 per share.  The Company received net proceeds of $213,871 after deducting underwriters’ fees and expenses.  On October 5, 2007, the Company utilized $214,000 including these proceeds to repay outstanding borrowings under the 2007 Credit Facility.  Additionally, in the same offering, Fleet Acquisition LLC sold 1,076,291 shares (with the exercise of the underwriters’ over-allotment option) at the same offering price of $67.00 per share.  The Company did not receive any proceeds from the common stock sold by Fleet Acquisition LLC.

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

Lastly, during May 2008, the Company closed on an equity offering of 2,702,669 shares of Genco common stock at an offering price of $75.47 per share.  The Company received net proceeds of $195,442 after deducting underwriters' fees and expenses.  On May 28, 2008, the Company utilized $195,000 of these proceeds to repay outstanding borrowings under the 2007 Credit Facility.  Additionally, in the same offering, OCM Fleet Acquisition LLC sold 1,000,000 shares at the same offering price of $75.47 per share.  The Company did not receive any proceeds from the common stock sold by OCM Fleet Acquisition LLC.  Additionally, on December 24, 2008, the Board of Directors approved a grant of 75,000 nonvested common stock to Peter Georgiopoulos.  As a result of the foregoing transactions, Mr. Georgiopoulos may be deemed to beneficially own 13.29% of our common stock (including shares held through Fleet Acquisition LLC), and OCM Fleet Acquisition LLC may be deemed to beneficially own 4.77% of our common stock.

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

When a vessel is acquired with an existing time charter, the Company allocates the purchase price of the vessel and the time charter based on, among other things, vessel market valuations and the present value (using an interest rate which reflects the risks associated with the acquired charters) of the difference between (i) the contractual amounts to be paid pursuant to the charter terms and (ii) management's estimate of the fair market charter rate, measured over a period equal to the remaining term of the charter.  The capitalized above-market (assets) and below-market (liabilities) charters are amortized as a reduction or increase, respectively, to revenues over the remaining term of the charter.

Segment reporting

The Company reports financial information and evaluates its operations by charter revenues and not by the length of ship employment for its customers, i.e., spot or time charters.  Each of the Company’s vessels serve the same type of customer, have similar operations and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on this, the Company has determined that it operates in one reportable segment, the transportation of various drybulk cargoes with its fleet of vessels.

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

The Genco Thunder and Genco Leader entered into the Baumarine Panamax Pool in November 2008 and December 2008, respectively.  Additionally, the Genco Predator entered into the Bulkhandling Handymax Pool in November 2008.  Vessel pools, such as the Baumarine Panamax Pool and the Bulkhandling Handymax Pool, provide cost-effective commercial management activities for a group of similar class vessels.  The pool arrangement provides the benefits of a large-scale operation, and chartering efficiencies that might not be available to smaller fleets.  Under the pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these three vessels was subject to the fluctuations of the spot market.  The Company recognizes revenue from these pool arrangements based on the distributions reported by the respective pool.

Due from charterers, net

Due from charterers, net includes accounts receivable from charters net of the provision for doubtful accounts.  At each balance sheet date, the Company provides for the provision based on a review of all outstanding charter receivables.  Included in the standard time charter contracts with our customers are certain performance parameters, which if not met can result in customer claims.  As of December 31, 2008, the Company had a reserve of $244 against due from charterers balance and an additional reserve of $1,350 in deferred revenue, each of which is associated with estimated customer claims against the Company including vessel performance issues under time charter agreements.  As of December 31, 2007, the Company had no reserve against due from charterers balance and an additional reserve of $734 in deferred revenue, each of which is associated with estimated customer claims against the Company, including time charter performance issues.

Revenue is based on contracted charterparties.   However, there is always the possibility of dispute over terms and payment of hires and freights.  In particular, disagreements may arise concerning the responsibility of lost time and revenue.  Accordingly, the Company periodically assesses the recoverability of amounts outstanding and estimates a provision if there is a possibility of non-recoverability.  The Company believes its provisions to be reasonable based on information available upon issuing the Company’s financial statements.

Vessel operating expenses

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, and other miscellaneous expenses.  Vessel operating expenses are recognized when incurred.

Vessels, net

Vessels, net are stated at cost less accumulated depreciation.  Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage.  The Company also considers interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel.  Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard.  Depreciation expense for vessels for the years ended December 31, 2008, 2007 and 2006 was $69,050, $32,900, and $26,344, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value.  The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment.  Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense.  Expenditures for routine maintenance and repairs are expensed as incurred.  Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt).  At December 31, 2008 and 2007, the Company estimated the residual value of vessels to be $175/lwt.

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
Computer equipment                                                       3 years

Depreciation and amortization expense for fixed assets for the years ended December 31, 2008, 2007 and 2006 was $418, $393, and $304, respectively.

Deferred drydocking costs

The Company’s vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating.  The Company capitalizes the costs associated with the drydockings as they occur and amortizes these costs on a straight-line basis over the period between drydockings.  Costs capitalized as part of a vessel’s drydocking include actual costs incurred at the drydocking yard; cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking.  Amortization expense for drydocking for the years ended December 31, 2008, 2007 and 2006 was $1,927, $1,084, and $331, respectively.  Costs that are not related to drydocking are expensed as incurred.

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

For the years ended December 31, 2008, 2007 and 2006, no impairment charges were recorded, based on the analysis described above.

Deferred financing costs

Deferred financing costs, included in other assets, consist of fees, commissions and legal expenses associated with obtaining loan facilities.  These costs are amortized over the life of the related debt and are included in interest expense.

Cash and cash equivalents

The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less to be cash equivalents.

Investments

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as Available For Sale (“AFS”) and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of other comprehensive income (“OCI”).  The Company classifies the investment as a current or noncurrent asset based on the Company’s intent to hold the investment at each reporting date. Effective August 16, 2007, the Company has elected hedge accounting for forward currency contracts in place associated with the cost basis of the Jinhui shares, and therefore the unrealized currency gain or loss associated with the cost basis in the Jinhui shares is reflected in the income statement as income or (loss) from derivative instruments to offset the gain or loss associated with these forward currency contracts.  On October 10, 2008, the Company elected to discontinue the purchase of forward currency contracts associated with Jinhui by entering into an offsetting trade that closed the previously opened currency contract, thereby eliminating the hedge on Jinhui.  The cost of securities when sold is based on the specific identification method.  Realized gains and losses on the sale of these securities is reflected in the consolidated statement of operations in other (expense) income.  Additionally, the realized gain or loss on the forward currency contracts is reflected in the Consolidated Statement of Cash Flows as an investing activity and is reflected in the caption Payments on forward currency contracts, net.

Investments are reviewed quarterly to identify possible other-than-temporary impairment in accordance with FASB Staff Position SFAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”).  When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below the cost basis, the financial condition of the issuer, the underlying net asset value of the issuers assets and liabilities, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.  Should the decline in the value of any investment be deemed to be other-than-temporary, the investment basis would be written down to fair market value, and the write-down would be recorded to earnings as a loss.  Refer to Note 5 – Investments.

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

Based on the publicly traded requirement of the Section 883 regulations as described in the next paragraph, we believe that the Company qualified for exemption from income tax for 2008, 2007 and 2006.

Based on the ownership of our common stock prior to our initial public offering on July 22, 2005 as discussed in Note 1, we qualified for exemption from income tax for 2005 under Section 883, since we were a Controlled Foreign Corporation (“CFC”) and satisfied certain other criteria in the Section 883 regulations.  We were a CFC, as defined in the Code, since through the initial public offering on July 22, 2005, over 50% of our stock was owned by United States holders each of whom owned ten percent or more of our voting stock, (“US 10% Owners”).  During that time, approximately 93% of our common stock was held by US 10% Owners.

Based on the publicly traded requirement of the Section 883 regulations, we believe that the Company qualified for exemption from income tax for 2008, 2007 and 2006.  In order to meet the publicly traded requirement, our stock must be treated as being primarily and regularly traded for more than half the days of any such year.  Under the Section 883 regulations, our qualification for the publicly traded requirement may be jeopardized if shareholders of our common stock that own five percent or more of our stock (“5% shareholders”) own, in the aggregate, 50% or more of our common stock for more than half the days of the year.  We believe that during 2008, 2007 and 2006, the combined ownership of our 5% shareholders did not equal 50% or more of our common stock for more than half the days of 2008, 2007 and 2006.

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

Comprehensive income

The Company follows SFAS No. 130 “Reporting Comprehensive Income,” which establishes standards for reporting and displaying comprehensive income and its components in financial statements.  Comprehensive income is comprised of net income and amounts related to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as well as unrealized gains or losses associated with the Company’s investments.

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

Accounting estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include vessel and drydock valuations, the valuation of amounts due from charterers, performance claims, residual value of vessels, useful life of vessel and fair value of derivative instruments.  Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers.  With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees, or collateral.  The Company earned 100% of revenues from 22 customers in 2008 and earned 100% of revenue from 18 customers in 2007 and 100% of revenues from 14 customers in 2006.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2008 and 2007.

For the year ended December 31, 2008 there were two customers that individually accounted for more than 10% of revenue, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 27.79% and 14.64% of revenue, respectively.  For the year ended December 31, 2007 there were two customers that individually accounted for more than 10% of revenue, Lauritzen Bulkers A/S and Cargill International S.A., which represented 15.42% and 13.74% of revenue, respectively.  For the year ended December 31, 2006 there were two customers that individually accounted for more than 10% of revenue, BHP Billiton Marketing AG and Lauritzen Bulkers A/S, which represented 15.74% and 21.51% of revenue, respectively.

The Company maintains all of its cash with one financial institution.  None of the Company's cash balances are covered by insurance in the event of default by this financial institution.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments such as amounts due to / due from charterers, accounts payable and long-term debt approximate their individual carrying amounts as of December 31, 2008 and December 31, 2007 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facility.

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

Currency risk management

The Company currently holds an investment in Jinhui shares that are traded on the Oslo Stock Exchange located in Norway, and as such, the Company is exposed to the impact of exchange rate changes on this available-for-sale security denominated in Norwegian Kroner.  The Company’s objective is to manage the impact of exchange rate changes on its earnings and cash flows in relation to its cost basis associated with its investments.  The Company utilized foreign currency forward contracts to protect its original investment from changing exchange rates through October 10, 2008 when the use of these contracts were discontinued due to the underlying value of Jinhui.

The change in the value of the forward currency contracts is recognized as income or (expense) from derivative instruments and is listed as a component of other (expense) income.  Effective August 16, 2007, the Company elected to utilize fair value hedge accounting for these instruments whereby the change in the value in the forward contracts continues to be recognized as income or (expense) from derivative instruments and is listed as a component of other (expense) income.  Fair value hedge accounting then accelerates the recognition of the effective portion of the currency translation gain or (loss) on the Available for Sale Security from August 16, 2007 from OCI into income or (expense) from derivative instruments and is listed as a component of other (expense) income.  Time value of the forward contracts are excluded from effectiveness testing and recognized currently in income.  On October 10, 2008, the Company elected to discontinue the purchase of forward currency contracts associated with Jinhui by entering into an offsetting trade that closed the previously opened currency contract, thereby eliminating the hedge on Jinhui.

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

Additionally, in February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, which delays the effective date of SFAS Statement No. 157 to fiscal years beginning after November 15, 2008 and interim periods with those fiscal years for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009 for calendar year end entities.  The Company has already adopted this Statement except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2.  The partial adoption of SFAS No. 157 did not have a significant impact on the Company’s consolidated results of operations or financial position.  The Company is currently evaluating the effect that the adoption of SFAS No. 157, as it relates to nonfinancial assets and liabilities, will have on its consolidated results of operations or financial position.

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

3 - CASH FLOW INFORMATION

As of December 31, 2008, the Company had nine interest rate swaps, and these swaps are described and discussed in Note 8.  The fair value of the nine swaps is in a liability position of $65,937 as of December 31, 2008, of which $2,491 is a current liability.  At December 31, 2007, there were a total of eight interest rate swaps which were in a liability position of $21,039.

For the year ended December 31, 2008, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $473 for the purchase of vessels and $337 associated with deposits on vessels.  Additionally, for the year ended December 31, 2008, the Company had items in prepaid expenses and other current assets consisting of $3,524 which had reduced the deposits on vessels.  For the year ended December 31, 2007, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $682 for the purchase of vessels, $1,227 associated with deposits on vessels, $1,670 for the purchase of investments, and $16 for the purchase of fixed assets.  For the year ended December 31, 2007, the Company did not have any non-cash financing activities included in the Consolidated Statement of Cash Flows for items in accounts payable and accrued expenses.

For the year ended December 31, 2008, the Company made a non-cash reclassification of $60,128 from deposits on vessels to vessels net of accumulated depreciation due to the completion of the purchase of the Genco Champion, Genco Constantine and Genco Hadrian.

During the years ended December 31, 2008, 2007 and 2006, the cash paid for interest, including amounts capitalized were $54,344, $22,003, and $9,553, respectively.

On January 10, 2008 and December 24, 2008 the Board of Directors approved grants of 100,000 and 75,000 shares, respectively, of nonvested common stock to Peter Georgiopoulos, Chairman of the Board.  The fair value of such nonvested stock was $4,191 and $905, respectively, on the grant date and was recorded in equity.  Additionally, on February 13, 2008 and July 24, 2008, the Company made grants of nonvested common stock under the Plan in the amount of 12,500 and 15,000 shares, respectively, to directors of the Company.  The fair value of such nonvested stock was $689 and $938, respectively, on the grant dates and was recorded in equity.  Lastly, on December 24, 2008, the Company granted nonvested stock to certain employees.  The fair value of such nonvested stock was $1,448 on the grant date and was recorded in equity.

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

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

On June 16, 2008 the Company agreed to acquire six drybulk newbuildings from Lambert Navigation Ltd., Northville Navigation Ltd., Providence Navigation Ltd., and Primebulk Navigation Ltd., for an aggregate purchase price of $530,000.  This acquisition was subsequently cancelled in November 2008, as described further in Note 1 – General Information.  Additionally, on May 9, 2008, the Company agreed to acquire three 2007 built vessels, consisting of two Panamax vessels and one Supramax vessel, from Bocimar International N.V. and Delphis N.V for an aggregate purchase price of approximately $257,000 which have all been acquired during 2008.  Upon completion the remaining three Capesize vessels from companies within the Metrostar Management Corporation group, Genco's fleet will consist of 35 drybulk vessels, consisting of nine Capesize, eight Panamax, four Supramax, six Handymax and eight Handysize vessels, with an aggregate carrying capacity of approximately 2,908,000 dwt and an average age of 6.8 years.

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

On February 21, 2008, the Company completed the acquisition of the Genco Constantine, a 2008 built Capesize vessel from companies within the Metrostar Management Corporation group.  The remaining three Capesize vessels are expected to be built, and subsequently delivered to Genco, between the second and third quarter of 2009.  In July 2007, the Company entered into an agreement to acquire nine Capesize vessels from companies within the Metrostar Management Corporation group for a net purchase price of $1,111,000, consisting of the value of the vessels and the liability for the below market time charter contracts acquired.  As of December 31, 2008, six of the nine Capesize vessels, the Genco Hadrian, Genco Constantine, Genco Augustus, Genco Tiberius, Genco London, and Genco Titus, all 2007 and 2008 built vessels, had been delivered to Genco.

On January 2, 2008, the Company completed the acquisition of the Genco Champion, the last vessel acquired from affiliates of Evalend Shipping Co. S.A.  On August 10 and August 13, 2007, the Company had agreed to acquire six drybulk vessels (three Supramax and three Handysize) from affiliates of Evalend Shipping Co. S.A. for a net purchase price of $336,000, consisting of the value of the vessels and the liability for the below market time charter contract acquired.  As of December 31, 2008, the Company had completed the acquisition of all six of the vessels, the Genco Champion, Genco Predator, Genco Warrior, Genco Hunter, Genco Charger, and Genco Challenger.

On August 15, 2007, the Company decided to sell the two oldest vessels in its fleet, the Genco Commander and the Genco Trader.  On September 3, 2007, the Company reached an agreement to sell the Genco Commander, a 1994-built Handymax vessel, to Dan Sung Shipping Co. Ltd. for $44,450 less a 2% brokerage commission payable to a third party.  On December 3, 2007, the Company realized a net gain of $23,472 and received net proceeds of $43,532.  Lastly, on October 2, 2007, the Company reached an agreement to sell the Genco Trader, a 1990-built Panamax vessel, to SW Shipping Co., Ltd for $44,000 less a 2% brokerage commission payable to a third party.  The Company recorded a net gain of $26,227 from the sale of the vessel in the first quarter of 2008.  The Genco Trader was classified as held for sale at December 31, 2007 in the amount of $16,857.

As four of the Capesize vessels and two of the Supramax vessels delivered during 2007 and 2008 had existing below market time charters at the time of the acquisition, the Company recorded the fair market value of time charter acquired of $52,584 which is being amortized as an increase to revenues during the remaining term of each respective time charter. For the years ended December 31, 2008 and 2007, $22,447 and $6,382 was amortized into revenue.  No amortization occurred during 2006 as the transactions occurred in 2008 and 2007.  This balance will be amortized into revenue over a weighted average period of 1.42 years and will be amortized as follows: $18,975 for 2009, $3,635 for 2010 and $976 for 2011.  The remaining unamortized fair market value of time charter acquired at December 31, 2008 and December 31, 2007 is $23,586 and $44,991, respectively.  These amounts include the accelerated amortization of the unamortized fair market value of the time charter acquired related to the Genco Cavalier as a result of the charterer of the vessel going bankrupt.  Refer to Note 22 – Subsequent Events for further detail.

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

On October 14, 2005, the Company took delivery of the Genco Muse, a 48,913 dwt Handymax drybulk carrier and the results of its operations are included in the consolidated results of the Company after that date.  The vessel is a 2001 Japanese-built vessel.  The total purchase price of the vessel was $34,450.  The purchase price included the assumption of an existing time charter with Qatar Navigation QSC at a rate of $26.5 per day.  Due to the above-market rate of the existing time charter, the Company capitalized $3,492 of the purchase price as an asset which is being amortized as a reduction of revenues through September 2007 (the remaining term of the charter).  For 2008, 2007 and 2006, $0, $1,244 and $1,850, respectively, was amortized and $0, remains unamortized at December 31, 2008 and 2007.

See Note 1 for discussion on the initial acquisition of our initial 16 drybulk carriers.

Capitalized interest expense associated with the newbuilding contracts acquired for the year ended December 31, 2008 and 2007 was $5,778 and $4,340, respectively.

The purchase and sale of the aforementioned vessels is consistent with the Company's strategy of selectively expanding the number and maintaining the high-quality vessels in the fleet.

5 –INVESTMENTS

The Company holds an investment in the capital stock of Jinhui.  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as Available For Sale (“AFS”) and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of other comprehensive income (“OCI”).  At December 31, 2008 and December 31, 2007, the Company holds an investment of 16,335,100, and 15,439,800 shares of Jinhui capital stock, respectively, which is recorded at the fair value of $16,772 and $167,524, respectively based on the closing price on December 31, 2008 and December 28, 2007 (the last trading date on the Oslo exchange in 2007) of 7.14 NOK and 59.00 NOK, respectively.  Effective on August 16, 2007, the Company elected to utilize hedge accounting for forward contracts hedging the currency risk associated with the Norwegian Kroner cost basis in the Jinhui stock.  The hedge accounting is limited to the lower of the cost basis or the market value at time of the designation.  The unrealized appreciation in the stock and the currency translation gain above the cost basis are recorded as a component of OCI.  Realized gains and losses on the sale of these securities will be reflected in the consolidated statement of operations in other (expense) or income once sold.  Time value of the forward contracts are excluded from effectiveness testing and recognized currently in income.  For the years ended December 31, 2008 and 2007, an immaterial amount was recognized in income or (expense) from derivative instruments associated with excluded time value and ineffectiveness.  On October 10, 2008, the Company elected to discontinue the purchase of forward currency contracts associated with Jinhui by entering into an offsetting trade that closed the previously opened currency contract, thereby eliminating the hedge on Jinhui.

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

The Company reviewed the investment in Jinhui for indicators of other-than-temporary impairment in accordance with FSP 115-1.  Based on our review, we have deemed the investment in Jinhui to be other-than-temporarily impaired as of December 31, 2008 due to the severity of the decline in its market value versus our cost basis.  As a result, during the fourth quarter of 2008 we recorded a $103,892 impairment charge.  This amount is included under impairment of investments in the accompanying Consolidated Statement of Operations.  We will continue to review the investment in Jinhui for impairment on a quarterly basis.  There can be no assurance that additional impairment charges will not be required in the future, and any such amounts could be material to our Consolidated Statements of Operations.  We did not recognize any other-than-temporary impairments for the years ended December 31, 2007 and December 31, 2006.

At December 31, 2008, the Company did not have a short-term forward currency contract to hedge the Company’s exposure to the Norwegian Kroner related to the cost basis of Jinhui stock as described above.  The Company has elected to discontinue the forward currency contract and hedge due to the underlying market value of Jinhui in October 2008.  At December 31, 2007, the Company had one short-term forward currency contract to hedge the Company’s exposure to the Norwegian Kroner related to the cost basis of Jinhui stock as described above.  The forward currency contract for a notional amount of 685.1 million NOK (Norwegian Kroner) or $124,557, matured on January 17, 2008.  The short-term asset (liability) associated with the forward currency contract at December 31, 2008 and December 31, 2007 is $0 and ($1,448), respectively, and is presented as the fair value of derivatives on the balance sheet.  The gain (loss) associated with this respective asset/liability is included as a component of (loss) income from derivative instruments and is offset by a reclassification from OCI for the hedged portion of the currency gain (loss) on investments.

The following table sets forth the net (loss)/gain, realized and unrealized, related to the forward currency contracts and to the hedged translation on the cost basis of the Jinhui stock.  These are reflected as income/(loss) from derivative instruments and are included as a component of other expense.

	Year ended December 31,
	2008	2007	2006
Net (loss)/gain, realized and unrealized	($189)	($1,185)	$ —

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

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Years Ended December 31,
	2008	2007	2006

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	30,290,016	26,165,600	25,278,726

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	30,290,016	26,165,600	25,278,726

Weighted average nonvested stock awards	162,834	131,921	72,571

Weighted average common shares outstanding, diluted	30,452,850	26,297,521	25,351,297

7 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

The Company makes an employee performing internal audit services available to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.  For the years ended December 31, 2008, 2007 and 2006, the Company invoiced $175, $167 and $52, respectively, to GMC for the time associated with such internal audit services.  Additionally, during the years ended December 31, 2008, 2007 and 2006, the Company incurred travel and other related expenditures totaling $337, $248 and $257, respectively, reimbursable to GMC or its service provider.  For the year ended December 31, 2008, 2007 and 2006 approximately $9, $0 and $49 of these travel expenditures were paid from the gross proceeds received from the May 2008 equity offering and the initial public offering and as such were included in the determination of net proceeds.  At December 31, 2008 the amount due the Company from GMC is $62 and the amount due to GMC from the Company at December 31, 2007 is $5.

During the years ended December 31, 2008, 2007 and 2006, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $99, $219, and $82, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At December 31, 2008 and 2007, $1 and $86, respectively was outstanding to Constantine Georgiopoulos.

In December 2006, the Company engaged the services of WeberCompass (Hellas) S.A. (“WC”), a shipbroker, to facilitate the sale of the Genco Glory.  One of our directors, Basil G. Mavroleon, is a Managing Director of WC and a Managing Director and shareholder of Charles R. Weber Company, Inc., which is 50% shareholder of WC.  WC was paid a commission of $132, or 1% of the gross selling price of the Genco Glory.  No amounts were due to WC at December 31, 2008 or at December 31, 2007.

During March 2007, the Company utilized the services of North Star Maritime, Inc. (“NSM”) which is owned and operated by one of our directors, Rear Admiral Robert C. North, USCG (ret.).  NSM, a marine industry consulting firm, specializes in international and domestic maritime safety, security and environmental protection issues.  NSM was paid $12 for services rendered.  There are no amounts due to NSM at December 31, 2008 and 2007.

8 - LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2008	2007

Outstanding total debt................................................................	$1,173,300	$936,000
Less: Current portion..................................................................	—	43,000

Long-term debt.............................................................................	$1,173,300	$893,000

2008 Term Facility

   On September 4, 2008, the Company executed a Credit Agreement and other definitive documentation for its new $320 million credit facility (the “2008 Term Facility”).   The 2008 Term Facility was underwritten by Nordea Bank Finland Plc, New York Branch, who served as Administrative Agent, Bookrunner, and Collateral Agent; Bayerische Hypo- und Vereinsbank AG, who served as Bookrunner; DnB NOR Bank ASA; Sumitomo Mitsui Banking Corporation, acting through its Brussels Branch; and Deutsche Schiffsbank Akteingesellschaft.  DnB NOR Bank ASA underwrote the Company’s existing 2007 Credit Facility and served under that facility as Administrative Agent and Collateral Agent.

   Under the 2008 Term Facility, subject to the conditions set forth in the Credit Agreement, the Company was able to borrow an amount up to $320 million.  Amounts borrowed and repaid under the 2008 Term Facility could not be reborrowed.  The 2008 Term Facility had a maturity date of the earlier of the fifth anniversary of the initial borrowing date under the facility or December 31, 2013.

   Loans made under the 2008 Term Facility were able to be used to fund or refund to the Company the acquisition costs of six drybulk newbuildings, consisting of three Capesize and three Handysize vessels, which the Company agreed on June 16, 2008 to acquire from Lambert Navigation Ltd., Northville Navigation Ltd., Providence Navigation Ltd., and Prime Bulk Navigation Ltd.

The terms of the 2008 Term Facility provide that it was to be cancelled upon a cancellation of the acquisition contracts for the six vessels described above.  As such, the 2008 Term Facility was cancelled effective November 4, 2008 upon the cancellation of the acquisition of six drybulk newbuildings from Lambert Navigation Ltd., Northville Navigation Ltd., Providence Navigation Ltd., and Primebulk Navigation Ltd., for an aggregate purchase price of $530,000.  Cancellation of the facility resulted in a charge in the fourth quarter of 2008 to interest expense of $2,191 associated with unamortized deferred financing costs.

2007 Credit Facility

On July 20, 2007, the Company entered into a credit facility with DnB Nor Bank ASA (the “2007 Credit Facility”) for the purpose of acquiring the nine new Capesize vessels and refinancing the Company’s existing 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent.  The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the 2005 Credit Facility and the Short-Term Line, and these two facilities have accordingly been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility is $1,377,000.  Subsequent to the equity offering completed in October 2007, the Company was no longer required pay up to $6,250 or such lesser amount as available from Net Cash Flow (as defined in the credit agreement for the 2007 Credit Facility) each fiscal quarter to reduce borrowings under the 2007 Credit Facility.  As of December 31, 2008 and 2007, $1,173,300 and $936,000 was outstanding under the 2007 Credit Facility.  At December 31, 2008, $203,700 remains available to fund future vessel acquisitions.  The Company may borrow up to $50,000 of the $203,700 for working capital purposes.

On January 26, 2009, the Company entered into an amendment to the 2007 Credit Facility (the “2009 Amendment”) which implemented the following modifications to the terms of the 2007 Credit Facility:

•
Compliance with the existing collateral maintenance financial covenant was be waived effective for the year ended December 31, 2008 and until the Company can represent that it is in compliance with all of its financial covenants and is otherwise able to pay a dividend and purchase or redeem shares of common stock under the terms of the Credit Facility in effect before the 2009 Amendment.  With the exception of the collateral maintenance financial covenant, the Company believes that it is in compliance with its covenants under the 2007 Credit Facility.  The Company’s cash dividends and share repurchases were suspended until the Company can represent that it is in a position to again satisfy the collateral maintenance covenant.

•
The total amount of the 2007 Credit Facility is subject to quarterly reductions of $12,500 beginning March 31, 2009 through March 31, 2012 and $48,195 of the total facility amount thereafter until the maturity date.  A final payment of $250,600 will be due on the maturity date.

•	The Applicable Margin to be added to the London Interbank Offered Rate to calculate the rate at which the Company’s borrowings bear interest is 2.00% per annum.

•	The commitment commission payable to each lender is 0.70% per annum of the daily average unutilized commitment of such lender.

Under the 2007 Credit Facility, subject to the conditions set forth in the credit agreement, the Company may borrow an amount up to $1,377,000.  Amounts borrowed and repaid under the 2007 Credit Facility may be reborrowed.  The 2007 Credit Facility has a maturity date of July 20, 2017.

Loans made under the 2007 Credit Facility may be and have been used for the following:

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

•	up to $50,000 of working capital; and

•	the issuance of up to $50,000 of standby letters of credit. At December 31, 2008, there were no letters of credit issued under the 2007 Credit Facility.

All amounts owing under the 2007 Credit Facility are secured by the following:

•	cross-collateralized first priority mortgages of each of the Company’s existing vessels and any new vessels financed with the 2007 Credit Facility;

•	an assignment of any and all earnings of the mortgaged vessels;

•	an assignment of all insurances of the mortgaged vessels;

•	a first priority perfected security interest in all of the shares of Jinhui owned by the Company;

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

The Company’s borrowings under the 2007 Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) for an interest period elected by the Company of one, three, or six months, or longer if available, plus the Applicable Margin which was 0.85% per annum.  Effective January 26, 2009, due to the 2009 Amendment, the Applicable Margin increased to 2.00%.  In addition to other fees payable by the Company in connection with the 2007 Credit Facility, the Company paid a commitment fee at a rate of 0.20% per annum of the daily average unutilized commitment of each lender under the facility until September 30, 2007, and 0.25% thereafter.  Effective January 26, 2009, due to the 2009 Amendment, the rate increased to 0.70% per annum of the daily average unutilized commitment of such lender.

Effective January 26, 2009, due to the 2009 Amendment, the total amount of the 2007 Credit Facility will be subject to quarterly reductions of $12,500 beginning March 31, 2009 through March 31, 2012 and $48,195 of the total facility amount thereafter until the maturity date.  A final payment of $250,600 will be due on the maturity date.

The 2007 Credit Facility includes the following financial covenants which apply to the Company and its subsidiaries on a consolidated basis and are measured at the end of each fiscal quarter beginning with June 30, 2007:

•	The leverage covenant requires the maximum average net debt to EBITDA to be ratio of at least 5.5:1.0.

•	Cash and cash equivalents must not be less than $500 per mortgaged vessel.

•	The ratio of EBITDA to interest expense, on a rolling last four-quarter basis, must be no less than 2.0:1.0.

•
After July 20, 2007, consolidated net worth, as defined in the 2007 Credit Facility, must be no less than $263,300 plus 80% of the value of the any new equity issuances of the Company from June 30, 2007.  Based on the equity offerings completed in October 2007 and May 2008, consolidated net worth must be no less than $590,750.

•
The aggregate fair market value of the mortgaged vessels must at all times be at least 130% of the aggregate outstanding principal amount under the new credit facility plus all letters of credit outstanding; the Company has a 30 day remedy period to post additional collateral or reduce the amount of the revolving loans and/or letters of credit outstanding.  This covenant was waived effective for the year ended December 31, 2008 and indefinitely until the Company can represent that it is in compliance with all of its financial covenants as per the 2009 Amendment as described above.

Other covenants in the 2007 Credit Facility are substantially similar to the covenants in the Company’s previous credit facilities.  As of December 31, 2008, the Company believes it is in compliance with all of the financial covenants under its 2007 Credit Facility, as amended.

On June 18, 2008, the Company entered into an amendment to the 2007 Credit Facility allowing the Company to prepay vessel deposits to give the Company flexibility in refinancing potential vessel acquisitions.

Due to refinancing of the Company’s previous facilities, the Company incurred a write-off of the unamortized deferred financing costs in the amount of $3,568 associated with the Company’s previous facilities and this charge was reflected in interest expense in the third quarter of 2007.

Due to refinancing of the 2007 Credit Facility as a result of entering into the 2009 Amendment, the Company incurred a non-cash write off of unamortized deferred financing costs in the amount of $1,921 associated with capitalized costs related to prior amendments and this charge was reflected in interest expense in the fourth quarter of 2008.

The following table sets forth the repayment of the outstanding debt of $1,173,000 at December 31, 2008 under the 2007 Credit Facility, including the January 2009 amendment:

Period Ending December 31,	Total

2009......................................................................................................................	$ -
2010......................................................................................................................	-
2011......................................................................................................................	-
2012......................................................................................................................	55,190
2013......................................................................................................................	192,780
Thereafter............................................................................................................	925,330

Total long-term debt	$1,173,300

Interest rates

   The following tables sets forth the effective interest rate associated with the interest expense for the 2005 Credit Facility, the Short-term Line, the 2008 Term Facility and the 2007 Credit Facility, as amended, including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, and the cost associated with unused commitment fees (“Credit Facilities” in table below).  Additionally, it includes the range of interest rates on the debt, excluding the unused commitment fees:

	Year ended December 31,
Effective interest rate associated with:	2008	2007	2006
Credit Facilities	5.24%	6.25%	6.75%
Debt, excluding unused commitment fees (range)	1.35% to 6.10%	5.54% to 6.66%	6.14% to 6.45%

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

The Short-Term Line was refinanced in July 2007 with the 2007 Credit Facility.

2005 Credit Facility-Refinanced by the 2007 Credit Facility

The Company entered into the 2005 Credit Facility as of July 29, 2005.  The 2005 Credit Facility was with a syndicate of commercial lenders including Nordea Bank Finland plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citibank, N.A.  The 2005 Credit Facility was used to refinance our indebtedness under our original credit facility entered into on December 3, 2004 (the “Original Credit Facility”).  Under the terms of our 2005 Credit Facility, borrowings in the amount of $106,233 were used to repay indebtedness under our Original Credit Facility and additional net borrowings of $24,450 were obtained to fund the acquisition of the Genco Muse.  In July 2006, the

 Company increased the line of credit by $100,000 and during the second and third quarters of 2006 borrowed $81,250 for the acquisition of three vessels.

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

All of our vessel-owning subsidiaries were full and unconditional joint and several guarantors of our 2005 Credit Facility.  Each of these subsidiaries was wholly owned by Genco Shipping & Trading Limited.  Genco Shipping & Trading Limited had no independent assets or operations.

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

The 2005 Credit Facility had certain financial covenants that required the Company, among other things, to:  ensure that the fair market value of the collateral vessels maintains a certain multiple as compared to the outstanding indebtedness; maintain a specified ratio of total indebtedness to total capitalization; maintain a specified ratio of earnings before interest, taxes, depreciation and amortization to interest expense; maintain a net worth of approximately $263,000; and maintain working capital liquidity in an amount of not less than $500 per vessel securing the borrowings.  Additionally, there were certain non-financial covenants that required the Company, among other things, to provide the lenders with certain legal documentation, such as the mortgage on a newly acquired vessel using funds from the 2005 Credit Facility, and other periodic communications with the lenders that include certain compliance certificates at the time of borrowing and on a quarterly basis.  For the period since facility inception through retirement of the facility, the Company was in compliance with these covenants, except for an age covenant in conjunction with the acquisition of the Genco Commander, a 1994 vessel, for which the Company obtained a waiver for the term of the agreement.

The 2005 Credit Facility permitted the issuance of letters of credit up to a maximum amount of $50,000.  The conditions under which letters of credit can be issued were substantially the same as the conditions for borrowing funds under the facility.  Each letter of credit had to terminate within twelve months, but could have been extended for successive periods also not exceeding twelve months.  The Company would pay a fee of 1/8 of 1% per annum on the amount of letters of credit outstanding.  At December 31, 2006, there were no letters of credit issued under the 2005 Credit Facility.

Due to the agreement related to the sale of the Genco Glory, the 2005 Credit Facility required a certain portion of the debt be repaid based on a pro-rata basis.  The repayment amount was calculated by dividing the value of the vessel being sold by the value of the entire fleet and multiplying such percentage by the total debt outstanding.  Therefore, the Company reflected $4,322 as current portion of long-term debt as of December 31, 2006.  The Company repaid $5,700 during the first quarter of 2007 to comply with the repayment requirement from the sale of the Genco Glory.

The 2005 Credit Facility has been refinanced with the 2007 Credit Facility.

Letter of credit

In conjunction with the Company entering into a new long-term office space lease (See Note 16 - Lease Payments), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit.  As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank.  The letter of credit amount as of December 31, 2008 and 2007 was in the amount of $416 and $520, respectively, at a fee of 1% per annum.  The letter of credit was reduced to $416 on August 1, 2008 and is cancelable on each renewal date provided the landlord is given 150 days minimum notice.

Interest rate swap agreements

The Company has entered into nine interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps at December 31, 2008 is $681,233 and the swaps have specified rates and durations.

The following table summarizes the interest rate swaps in place as of December 31, 2008 and 2007:

Interest Rate Swap Detail				December 31, 2008	December 31, 2007
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
9/7/07	4.56%	10/1/07	12/31/09	75,000	75,000
7/31/07	5.115%	11/30/07	11/30/11	100,000	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000	100,000
1/22/08	2.89%	2/1/08	2/1/11	50,000	—

				$681,233	$631,233

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

The interest (expense) income pertaining to the interest rate swaps for the years ended December 31, 2008, 2007 and 2006 was ($9,470), $1,039 and $637, respectively.

The swap agreements, with effective dates prior to December 31, 2008 synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of the swap plus the Applicable Margin, as defined in the “2007 Credit Facility” section above.

The liability associated with the swaps at December 31, 2008 is $65,937 and $21,039 at December 31, 2007, and are presented as the fair value of derivatives on the balance sheet.  There were no swaps in an asset position at December 31, 2008 or December 31, 2007.  As of December 31, 2008 and December 31, 2007, the Company has accumulated OCI of ($66,014) and ($21,068), respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in income or (loss) from derivative instruments of $98 and ($98) for the years ended December 31, 2008 and 2007, respectively.  The change in value of the swaps prior to being designated resulted in income or (loss) from derivative instruments of $108 for the year ended December 31, 2006.  At December 31, 2008, ($23,698) of OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

During January 2009, the Company entered into a $100 million dollar interest rate swap at a fixed interest rate of  2.05%, plus the Applicable Margin and is effective January 22, 2009 and ends on January 22, 2014.

During February 2009, the Company entered into a $50 million dollar interest rate swap at a fixed interest rate of 2.45%, plus the Applicable Margin and is effective February 23, 2009 and ends on February 23, 2014.

9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income included in the accompanying consolidated balance sheets consist of net unrealized gain (loss) from investments, net gain (loss) on derivative instruments designated and qualifying as cash-flow hedging instruments, and cumulative translation adjustments on the investment in Jinhui stock as December 31, 2008 and 2007.

	Accumulated OCI	Unrealized Gain (loss) on Cash Flow Hedges	Change in Unrealized Gain (Loss) on Investments	Change in Currency Translation Gain (loss) on Investments
OCI – January 1, 2007	$3,546	$3,546	$ -	$ -
Change in unrealized gain on investments	38,540		38,540	-
Translation gain on investments	11,705			11,705
Translation gain reclassed to (loss) income from derivative instruments	(10,160)			(10,160)
Unrealized loss on cash flow hedges	(23,575)	(23,575)
Interest income reclassed to (loss) income from derivative instruments	(1,039)	(1,039)
OCI – December 31, 2007	$19,017	$(21,068)	$38,540	$1,545
Change in unrealized loss on investments	(38,540)		(38,540)
Translation loss on investments	(11,705)			(11,705)
Translation gain reclassed to (loss) income from derivative instruments	10,160			10,160
Unrealized loss on cash flow hedges	(37,629)	(37,629)
Interest income reclassed to (loss) income from derivative instruments	(7,317)	(7,317)
OCI – December 31, 2008	$(66,014)	$(66,014)	$ —	$ —

10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2008	December 31, 2007
Cash and cash equivalents	$ 124,956	$ 71,496
Investments	16,772	167,524
Floating rate debt	1,173,300	936,000
Derivative instruments – liability position	65,937	22,487

The fair value of the investments is based on quoted market rates.  The fair value of the revolving credit facility is estimated based on current rates offered to the Company for similar debt of the same remaining maturities.  Additionally, the Company considers its creditworthiness in determining the fair value of the revolving credit facility.  The carrying value approximates the fair market value for the floating rate loans.  The fair value of the interest rate and currency swaps (used for purposes other than trading) is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates, NOK spot rates, and the creditworthiness of both the swap counterparty and the Company.  On October 10, 2008, the Company elected to discontinue the purchase of forward currency contracts associated with Jinhui by entering into an offsetting trade that closed the previously opened currency contract, thereby eliminating the hedge on Jinhui.

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

The following table summarizes the valuation of our investments and financial instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed:

	December 31, 2008
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$16,772	$16,772	—
Derivative instruments – liability position	65,937	—	65,937

The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company’s interest rate derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR.  The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  SFAS No. 157 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty.  Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position have also been factored into the fair value measurement of the derivative instruments in an asset or liability position and did not have a material impact on the fair value of these derivative instruments.  As of December 31, 2008, both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

11 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2008	December 31, 2007
Lubricant inventory and other stores	$3,772	$2,720
Prepaid items	2,581	1,769
Insurance Receivable	2,345	1,331
Interest receivable on deposits for vessels to be acquired	3,547	2,489
Other	1,250	1,065
Total	$13,495	$9,374

12 – OTHER ASSETS, NET

Other assets consist of the following:

(i) Deferred financing costs which include fees, commissions and legal expenses associated with securing loan facilities.  These costs are amortized over the life of the related debt, which is included in interest expense.  The Company has unamortized deferred financing costs of $4,974 and $6,130 at December 31, 2008 and 2007, respectively, associated with the 2007 Credit Facility.  Accumulated amortization of deferred financing costs as of December 31, 2008 and December 31, 2007 was $1,548 and $288, respectively.  During the fourth quarter of 2008, the cancellation of the 2008 Term Facility resulted in a write-off of the unamortized deferred financing costs of $2,191 to interest expense.  Additionally, during the fourth quarter of 2008, the refinancing of the 2007 Credit Facility due to the 2009 Amendment resulted in a write-off of a portion of the unamortized deferred financing costs of $1,921 to interest expense.  During July 2007, the Company refinanced its previous facilities (the Short-Term Line and the 2005 Credit Facility) resulting in the write-off of the unamortized deferred financing costs of $3,568 to interest expense.  The Company has incurred deferred financing costs of $6,522 in total for the existing 2007 Credit Facility.  Amortization expense for deferred financing costs, including the write-off any unamortized costs upon refinancing credit facilities for the years ended December 31, 2008, 2007 and 2006 was $4,915, $4,128 and $341, respectively.

(ii) Value assigned to the time charter acquired with the Genco Muse in October 2005.  The value assigned to the time charter was $3,492.  This intangible asset was amortized as a reduction of revenue over the minimum life of the time charter.  The amount amortized for this intangible asset was $0, $1,244 and $1,850 for the years ended December 31, 2008, 2007, and 2006, respectively.  At December 31, 2008 and 2007, $0 remained unamortized.

13 - FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2008	December 31, 2007
Fixed assets:
Vessel equipment	$958	$826
Leasehold improvements	1,146	1,146
Furniture and fixtures	347	347
Computer equipment	401	342
Total cost	2,852	2,661
Less: accumulated depreciation and amortization	1,140	722
Total	$1,712	$1,939

14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2008	December 31, 2007
Accounts payable	$4,371	$4,164
Accrued general and administrative expenses	5,937	9,108
Accrued vessel operating expenses	7,037	4,242

Total	$17,345	$17,514

15 - REVENUE FROM TIME CHARTERS

Total revenue earned on time charters, including revenue earned in vessel pools, for the years ended December 31, 2008, 2007 and 2006 was $405,370, $185,387, and $133,232 respectively.  Included in revenues for the year ended December 31, 2008 is $176 and $1,248 received from loss of hire insurance associated with unscheduled offhire associated with the Genco Trader and Genco Hunter, respectively.  Included in revenues for the year ended December 31, 2007 is $400 received from loss of hire insurance associated with the Genco Trader’s unscheduled off-hire due to repairs and maintenance in the first half of 2007.  Additionally, included in revenues for the years ended December 31, 2008, 2007 and 2006 was $22,829, $2,878 and $0 of profit sharing revenue.   Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of February 10, 2009 will be $315,104 during 2009, $211,803 during 2010, $92,241 during 2011 and $35,563 during 2012, assuming 20 days of off-hire due to any scheduled drydocking and no additional off-hire time is incurred.  Future minimum revenue excludes the future acquisitions of the remaining three Capesize vessels to be delivered to Genco in the future, since estimated delivery dates are not firm.  Additionally, future minimum revenue excludes revenue earned for the three vessels in pools, namely the Genco Thunder, Genco Predator, and Genco Leader, as pool rates cannot be estimated.

16 - LEASE PAYMENTS

In September 2005, the Company entered into a 15-year lease for office space in New York, New York.  The monthly rental is as follows:  Free rent from September 1, 2005 to July 31, 2006, $40 per month from August 1, 2006 to August 31, 2010, $43 per month from September 1, 2010 to August 31, 2015, and $46 per month from September 1, 2015 to August 31, 2020.  The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company has a deferred rent credit at December 31, 2008 and 2007 of $706 and $725, respectively.  The Company has the option to extend the lease for a period of five years from September 1, 2020 to August 31, 2025.  The rent for the renewal period will be based on prevailing market rate for the six months prior to the commencement date of the extension term.  Rent expense for the years ended December 31, 2008, 2007 and 2006 was $467, $468 and $472, respectively.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $486 for 2009, $496 for 2010, $518 for 2011 through 2013 and a total of $3,614 for the remaining term of the lease.

17 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan which is available to full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis.  The matching contribution vests immediately.  For the years ended December 31, 2008, 2007 and 2006, the Company’s matching contributions to this plan were $166, $127 and $94, respectively.

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

Grants of nonvested common stock to executives and employees vest ratably on each of the four anniversaries of the determined vesting date.  The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The company is amortizing these grants over the applicable vesting periods.  Grants of nonvested common stock to directors vest the earlier of the first anniversary of the grant date or the date of the next annual shareholders’ meeting, which are typically held during May.  On January 10, 2008, the Board of Directors approved a grant of 100,000 shares of nonvested common stock to Peter Georgiopoulos, Chairman of the Board, which vests ratably on each of the ten anniversaries of the determined vesting date beginning with November 15, 2008.  Additionally, on December 24, 2008, the Board of Directors approved a grant of 75,000 shares of nonvested common stock to Peter Georgiopoulos, Chairman of the Board, which also vests ratably on each of the ten anniversaries of the determined vesting date beginning with November 15, 2009.

The table below summarizes the Company’s nonvested stock awards for the three years ended December 31, 2008:

	Year Ended December 31,
	2008		2007		2006
	Number of Shares	Weighted Average Grant Date Price	Number of Shares	Weighted Average Grant Date Price	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1	231,881	$34.32	196,509	$20.97	174,212	$16.88
Granted	322,500	25.34	109,200	49.72	72000	28.02
Vested	(105,316)	33.93	(66,766)	21.74	(48,953)	16.83
Forfeited	—	—	(7,062)	20.03	(750)	16.43

Outstanding at December 31	449,066	$27.96	231,881	$34.22	196,509	$20.97

   As of December 31, 2008 and 2007, there was $8,507 and $6,289, respectively, of unrecognized compensation cost related to nonvested restricted stock awards.  As of December 31, 2008, unrecognized compensation cost related to nonvested stock will be recognized over a weighted average period of 5.15 years.  Total compensation cost recognized in income related to amortization of restricted stock awards for the years ended December 31, 2008, 2007 and 2006 was $5,953, $2,078 and $1,589, respectively.

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

20 – STOCK REPURCHASE PROGRAM

On February 13, 2008, our board of directors approved a share repurchase program for up to a total of $50,000 of the Company's common stock.  Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act.  The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company's discretion and without notice.  Repurchases will be subject to restrictions under the 2007 Credit Facility.  The 2007 Credit Facility was amended as of February 13, 2008 to permit the share repurchase program and provide that the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.  Subsequently, on January 26, 2009, the Company entered into the 2009 Amendment which amended the 2007 Credit Facility to require the Company to suspend all share repurchases until the Company can represent that it is in a position to again satisfy the collateral maintenance covenant.  Refer to Note 8 – Long-Term Debt.

Through December 31, 2008, the Company repurchased and retired 278,300 shares of its common stock for $11,500 under the share repurchase program.  An additional 3,130 shares of common stock were repurchased from employees for $41 during 2008 pursuant to the Company’s Equity Incentive Plan rather than the share repurchase program.

21 – UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.

	2008 Quarter Ended				2007 Quarter Ended
	Mar 31	Jun 30	Sept 30	Dec. 31	Mar 31	Jun 30	Sept 30	Dec. 31
	(In thousands, except per share amounts)
Revenues	$91,669	$104,572	$107,557	$101,572	$37,220	$36,847	$45,630	$65,690

Operating income	85,286	70,817	70,615	7,659	22,261	18,507	25,107	65,195

Net income	73,987	60,899	62,999	(111,305)	19,837	13,721	16,320	56,931

Earnings per share - Basic	$2.57	$2.05	$2.00	($3.56)	$0.78	$0.54	$0.64	$1.99
Earnings per share - Diluted	$2.56	$2.03	$1.99	($3.56)	$0.78	$0.54	$0.64	$1.98
Dividends declared and paid per share	$0.85	$1.00	$1.00	$1.00	$0.66	$0.66	$0.66	$0.66
Weighted average common shares outstanding - Basic	28,734	29,750	31,423	31,230	25,309	25,313	25,337	28,676
Weighted average common shares outstanding - Diluted	28,914	29,958	31,610	31,230	25,421	25,456	25,482	28,826

22 - SUBSEQUENT EVENTS

On January 26, 2009, the Company entered into an amendment to the 2007 Credit Facility which implements various modifications to the terms of the 2007 Credit Facility.  Refer to Note 8 – Long-Term Debt for description of the terms of the amendment.

The Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun Logix Corporation, which the Company understands has filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application. Charter hire for the Genco Cavalier has been received up until January 30, 2009. The Company is expecting the decision of the South Korean courts regarding the acceptance or rejection of the rehabilitation application to be made on or about March 6, 2009. The Company has commenced arbitration proceedings in the United Kingdom for damages related to non-performance of Samsun under the time charter agreement. As a result of the non-payment of hire, the Company may seek to withdraw the vessel from this contract.  Also, on February 8, 2009, while the vessel was at safe anchorage in Singapore, it was involved in a minor collision caused by another vessel in its vicinity. No injuries or pollution from either vessel have been reported, but we expect the vessel will incur approximately 14 days of offhire for repairs arising from the event. The Company is in the process of filing a claim for the full amount of the damages as well as any offhire time related to the collision against the other vessel’s owner.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2008.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.  The attestation report is included on page F-2 of this report.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls or over financial reporting that occurred during our most recent fiscal quarter (the fourth fiscal quarter of 2008) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Genco Shipping & Trading Limited
New York, New York

We have audited the internal control over financial reporting of Genco Shipping & Trading Limited and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 2, 2009

ITEM 9B.                      OTHER INFORMATION

Not applicable.

PART III

 ITEM 10.  DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is set forth in our Proxy Statement for our 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008 (the “2009 Proxy Statement”) under the headings “Election of Directors” and “Management” and is incorporated by reference herein.  Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in the 2009 Proxy Statement under the heading “Corporate Governance” and is incorporated by reference herein.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.gencoshipping.com.

 ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers and information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions is set forth in the 2009 Proxy Statement under the headings “Management” and “Compensation Committee’s Report on Executive Compensation” and is incorporated by reference herein.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of our common stock by certain persons is set forth in the 2009 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference herein.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPEENDENCE

Information regarding certain of our transactions is set forth in the 2009 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated by reference herein.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is set forth in the 2009 Proxy Statement under the heading “Ratification of Appointment of Independent Auditors” and is incorporated by reference herein.

 PART IV

 ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)           The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	The financial statement schedules included in the financial statements.

3.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited (1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005 (2)

3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006 (3)

3. 3.4	Certificate of Designations of Series A Preferred Stock (4)

3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of April 9, 2007 (4)

4.1	Form of Share Certificate of the Company (5)

4.2	Shareholder Rights Agreement, dated as of April 11, 2007, between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent (4)

10.1	Registration Rights Agreement (5)

10.2	2005 Equity Incentive Plan, as amended and restated effective December 31, 2005 (6)

10.3	Time Charter Party Between Lauritzen Bulkers A/S and Genco Explorer Limited (1)

10.4	Time Charter Party Between Lauritzen Bulkers A/S and Genco Pioneer Limited (1)

10.5	Time Charter Party Between Lauritzen Bulkers A/S and Genco Progress Limited (1)

10.6	Time Charter Party Between Lauritzen Bulkers A/S and Genco Reliance Limited (1)

10.7	Time Charter Party Between Lauritzen Bulkers A/S and Genco Sugar Limited (1)

10.8	Restricted Stock Grant Agreement dated October 31, 2005 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (7)

10.9	Restricted Stock Grant Agreement dated October 31, 2005 between Genco Shipping & Trading Limited and John C. Wobensmith (7)

10.10	Restricted Stock Grant Agreement dated December 21, 2005 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (7)

10.17	Restricted Stock Grant Agreement dated December 21, 2005 between Genco Shipping & Trading Limited and John C. Wobensmith (7)

10.18	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (8)

10.19	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and John C. Wobensmith (8)

1010.20	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (9)

1010.21	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith (9)

1010.22	Restricted Stock Grant Agreement dated January 10, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos (9)

1010.23	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (*)

1010.24	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and John C. Wobensmith (*)

1010.25	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos (*)

1010.26	Form of Director Restricted Stock Grant Agreement dated as of February 13, 2008 (9)

1010.27	Form of Director Restricted Stock Grant Agreement dated as of July 24, 2008 (10)

1010.28	Master Agreement by and between Genco Shipping & Trading Limited and Metrostar Management Corporation (11)

1010.29	Form of Memorandum of Agreement dated as of August 8, 2007 by and between Subsidiaries of Genco Shipping & Trading Limited and affiliates of Evalend Shipping Co. S.A. (12)

1010.30	Memorandum of Agreement dated as of May 7, 2008 by and among Genco Cavalier LLC, Bocimar International N.V., and Delphis N.V. (10)
1010.31	Form of Memorandum of Agreement dated as of May 7, 2008 by and between subsidiaries of Genco Shipping & Trading Limited and Bocimar International N.V. (10)

1010.32
Form of Memorandum of Agreement dated as of June 13, 2008 for acquisition of vessels from Lambert Navigation Ltd., Northville Navigation Ltd., Providence Navigation Ltd., and Prime Bulk Navigation Ltd. (10)

1010.33
Credit Agreement, dated as of July 20, 2007, among Genco Shipping & Trading Limited, Various Lenders, DnB NOR Bank ASA, New York Branch, as Administrative Agent and Collateral Agent, and DnB NOR Bank ASA, New York Branch, as Mandated Lead Arranger and Bookrunner (13)

1010.34
Pledge and Security Agreement, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as pledgors, to DnB NOR Bank, ASA, New York Branch, as Collateral Agent, for the benefit of the Secured Creditors and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank (13)

1010.35
Guaranty, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as guarantors, for the benefit of the Secured Creditors (13)

10.36
Amendment and Supplement No. 1 to Senior Secured Credit Agreement, dated as of September 21, 2007, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.  (14)

1010.37
Amendment and Supplement No. 2 to Senior Secured Credit Agreement, dated as of February 13, 2008, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent (9)

10.38
Amendment and Supplement No. 3 to Senior Secured Credit Agreement, dated as of June 18, 2008, by and among Genco Shipping & Trading Limited, the lenders signatory thereto, and DnB NOR BANK ASA, New York Branch, as Administrative Agent, Collateral Agent, Mandated Lead Arranger and Bookrunner.  (10)

10.39
Amendment and Supplement No. 4 to Senior Secured Credit Agreement, dated as of January 26, 2009, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.  (**)

10.40	Letter Agreement, dated September 21, 2007, between Genco Shipping & Trading Limited and John C. Wobensmith. (14)

14.1	Code of Ethics (9)

21.1	Subsidiaries of Genco Shipping & Trading Limited (*)

23.1	Consent of Independent Registered Public Accounting Firm (*)

31.1	Certification of President pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended (*)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350 (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (*)

(*)	Filed herewith.
(**)	Filed herewith to reflect a minor correction to Section 6 of the copy filed as an exhibit to Genco Shipping & Trading Limited's Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2009.
(1)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.
(2)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.
(3)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.
(4)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2007.
(5)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 18, 2005.
(6)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on November 4, 2005.
(7)	Incorporated by reference to Genco Shipping & Trading Limited's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2006.
(8)	Incorporated by reference to Genco Shipping & Trading Limited's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 9, 2007.
(9)	Incorporated by reference to Genco Shipping & Trading Limited's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2008.
(10)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2008.
(11)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2007.
(12)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.
(13)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.

(14)                       Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2009.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ Robert Gerald Buchanan
Name: Robert Gerald Buchanan
Title: President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on March 2, 2009.

SIGNATURE	TITLE

/s/ Robert Gerald Buchanan	PRESIDENT
Robert Gerald Buchanan	(PRINCIPAL EXECUTIVE OFFICER)

/s/ John C. Wobensmith	CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER
John C. Wobensmith	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/ Peter C. Georgiopoulos	CHAIRMAN OF THE BOARD AND DIRECTOR
Peter C. Georgiopoulos

/s/ Stephen A. Kaplan	DIRECTOR
Stephen A. Kaplan

/s/ Nathaniel C. A. Kramer	DIRECTOR
Nathaniel C. A. Kramer

/s/ Harry A. Perrin	DIRECTOR
Harry A. Perrin

/s/ Mark F. Polzin	DIRECTOR
Mark F. Polzin

/s/ Robert C. North	DIRECTOR
Rear Admiral Robert C. North, USCG (ret.)

/s/ Basil G. Mavroleon	DIRECTOR
Basil G. Mavroleon

EXHIBIT INDEX

Exhibit                 Document
3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited (1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005 (2)

3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006 (3)

3. 3.4	Certificate of Designations of Series A Preferred Stock (4)

3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of April 9, 2007 (4)

4.1	Form of Share Certificate of the Company (5)

4.2	Shareholder Rights Agreement, dated as of April 11, 2007, between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent (4)

10.1	Registration Rights Agreement (5)

10.2	2005 Equity Incentive Plan, as amended and restated effective December 31, 2005 (6)

10.3	Time Charter Party Between Lauritzen Bulkers A/S and Genco Explorer Limited (1)

10.4	Time Charter Party Between Lauritzen Bulkers A/S and Genco Pioneer Limited (1)

10.5	Time Charter Party Between Lauritzen Bulkers A/S and Genco Progress Limited (1)

10.6	Time Charter Party Between Lauritzen Bulkers A/S and Genco Reliance Limited (1)

10.7	Time Charter Party Between Lauritzen Bulkers A/S and Genco Sugar Limited (1)

10.8	Restricted Stock Grant Agreement dated October 31, 2005 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (7)

10.9	Restricted Stock Grant Agreement dated October 31, 2005 between Genco Shipping & Trading Limited and John C. Wobensmith (7)

10.10	Restricted Stock Grant Agreement dated December 21, 2005 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (7)

10.17	Restricted Stock Grant Agreement dated December 21, 2005 between Genco Shipping & Trading Limited and John C. Wobensmith (7)

10.18	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (8)

10.19	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and John C. Wobensmith (8)

1010.20	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (9)

1010.21	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith (9)

1010.22	Restricted Stock Grant Agreement dated January 10, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos (9)

1010.23	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (*)

1010.24	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and John C. Wobensmith (*)

1010.25	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos (*)

1010.26	Form of Director Restricted Stock Grant Agreement dated as of February 13, 2008 (9)

1010.27	Form of Director Restricted Stock Grant Agreement dated as of July 24, 2008 (10)

1010.28	Master Agreement by and between Genco Shipping & Trading Limited and Metrostar Management Corporation (11)

1010.29	Form of Memorandum of Agreement dated as of August 8, 2007 by and between Subsidiaries of Genco Shipping & Trading Limited and affiliates of Evalend Shipping Co. S.A. (12)

1010.30	Memorandum of Agreement dated as of May 7, 2008 by and among Genco Cavalier LLC, Bocimar International N.V., and Delphis N.V. (10)
1010.31	Form of Memorandum of Agreement dated as of May 7, 2008 by and between subsidiaries of Genco Shipping & Trading Limited and Bocimar International N.V. (10)

1010.32
Form of Memorandum of Agreement dated as of June 13, 2008 for acquisition of vessels from Lambert Navigation Ltd., Northville Navigation Ltd., Providence Navigation Ltd., and Prime Bulk Navigation Ltd.  (10)

1010.33
Credit Agreement, dated as of July 20, 2007, among Genco Shipping & Trading Limited, Various Lenders, DnB NOR Bank ASA, New York Branch, as Administrative Agent and Collateral Agent, and DnB NOR Bank ASA, New York Branch, as Mandated Lead Arranger and Bookrunner (13)

1010.34
Pledge and Security Agreement, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as pledgors, to DnB NOR Bank, ASA, New York Branch, as Collateral Agent, for the benefit of the Secured Creditors and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank (13)

1010.35
Guaranty, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as guarantors, for the benefit of the Secured Creditors (13)

10.36
Amendment and Supplement No. 1 to Senior Secured Credit Agreement, dated as of September 21, 2007, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.  (14)

1010.37
Amendment and Supplement No. 2 to Senior Secured Credit Agreement, dated as of February 13, 2008, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent (9)

10.38
Amendment and Supplement No. 3 to Senior Secured Credit Agreement, dated as of June 18, 2008, by and among Genco Shipping & Trading Limited, the lenders signatory thereto, and DnB NOR BANK ASA, New York Branch, as Administrative Agent, Collateral Agent, Mandated Lead Arranger and Bookrunner.  (10)

10.39
Amendment and Supplement No. 4 to Senior Secured Credit Agreement, dated as of January 26, 2009, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.  (**)

10.40	Letter Agreement, dated September 21, 2007, between Genco Shipping & Trading Limited and John C. Wobensmith. (14)

14.1	Code of Ethics (9)

21.1	Subsidiaries of Genco Shipping & Trading Limited (*)

23.1	Consent of Independent Registered Public Accounting Firm (*)

31.1	Certification of President pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended (*)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350 (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (*)

(*)	Filed herewith.
(**)	Filed herewith to reflect a minor correction to Section 6 of the copy filed as an exhibit to Genco Shipping & Trading Limited's Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2009.
(1)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.
(2)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.
(3)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.
(4)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2007.
(5)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 18, 2005.
(6)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on November 4, 2005.
(7)	Incorporated by reference to Genco Shipping & Trading Limited's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2006.
(8)	Incorporated by reference to Genco Shipping & Trading Limited's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 9, 2007.
(9)	Incorporated by reference to Genco Shipping & Trading Limited's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2008.
(10)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2008.
(11)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2007.
(12)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.
(13)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.
(14)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2007.
(15)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on January 26, 2009.

(11)        Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2007.
(12)        Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.
(13)        Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.
(14)        Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2007.