Form 10-Q
period 2009-03-31
GENCO SHIPPING & TRADING LTD
filed 2009-05-11
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number 000-51442

GENCO SHIPPING & TRADING LIMITED
(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands (State or other jurisdiction of incorporation or organization)	98-043-9758 (I.R.S. Employer Identification No.)

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

Yes  ☒    No  ❒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  Yes   ❒     No   ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                                                                                Accelerated filer  ❒

Non-accelerated filer   (Do not check if a smaller reporting company)  Smaller reporting company  
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                              Yes  ❒    No   ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 11, 2009:
Common stock, $0.01 per share 31,709,548 shares.

Genco Shipping & Trading Limited
Form 10-Q for the three months ended March 31, 2009 and 2008

Page

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

a)	Consolidated Balance Sheets -
March 31, 2009 and December 31, 2008	4

b)	Consolidated Statements of Operations -
For the three months ended March 31, 2009 and 2008	5

c)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income -
For the three months ended March 31, 2009 and 2008	6

d)	Consolidated Statements of Cash Flows -
For the three months ended March 31, 2009 and 2008	7

e)	Notes to Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008	8

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	37

PART II          OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

Genco Shipping & Trading Limited
Consolidated Balance Sheets as of March 31, 2009
and December 31, 2008
(U.S. Dollars in thousands, except for share data)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$175,785	$124,956
Due from charterers, net of a reserve of $124 and $244, respectively	1,147	2,297
Prepaid expenses and other current assets	16,907	13,495
Total current assets	193,839	140,748

Noncurrent assets:
Vessels, net of accumulated depreciation of $160,296 and $140,388, respectively	1,706,724	1,726,273
Deposits on vessels	91,016	90,555
Deferred drydock, net of accumulated depreciation of $2,881 and $2,868, respectively	8,849	8,972
Other assets, net of accumulated amortization of $1,778 and $1,548, respectively	8,295	4,974
Fixed assets, net of accumulated depreciation and amortization of $1,222 and $1,140, respectively	1,833	1,712
Fair value of derivative instruments	294	—
Investments	23,035	16,772
Total noncurrent assets	1,840,046	1,849,258

Total assets	$2,033,885	$1,990,006

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,322	$17,345
Deferred revenue	8,808	10,356
Fair value of derivative instruments	1,922	2,491
Total current liabilities	29,052	30,192

Noncurrent liabilities:
Deferred revenue	2,427	2,298
Deferred rent credit	701	706
Fair market value of time charters acquired	18,878	23,586
Fair value of derivative instruments	60,032	63,446
Long-term debt	1,173,300	1,173,300
Total noncurrent liabilities	1,255,338	1,263,336

Total liabilities	1,284,390	1,293,528

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 31,709,548 and 31,709,548 shares at March 31, 2009 and December 31, 2008, respectively	317	317
Paid-in capital	719,211	717,979
Accumulated other comprehensive deficit	(55,470)	(66,014)
Retained earnings	85,437	44,196
Total shareholders’ equity	749,495	696,478

Total liabilities and shareholders’ equity	$2,033,885	$1,990,006
See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008
(U.S. Dollars in Thousands, Except for Earnings per Share and Share Data)
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008

Revenues	$96,650	$91,669

Operating expenses:
Voyage expenses	1,579	744
Vessel operating expenses	14,202	10,919
General and administrative expenses	3,893	4,411
Management fees	879	672
Depreciation and amortization	20,949	15,864
Gain on sale of vessel	—	(26,227)

Total operating expenses	41,502	6,383

Operating income	55,148	85,286

Other (expense) income:
Other income (expense)	18	(64)
Interest income	23	552
Interest expense	(13,948)	(11,787)

Other expense	(13,907)	(11,299)

Net income	$41,241	$73,987

Earnings per share-basic	$1.32	$2.57
Earnings per share-diluted	$1.32	$2.56
Weighted average common shares outstanding-basic	31,260,482	28,733,928
Weighted average common shares outstanding-diluted	31,351,390	28,914,350
Dividends declared per share	$—	$0.85

Genco Shipping & Trading Limited
Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2009
(U.S. Dollars in Thousands Except for Per Share and Share Data)

	Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Deficit	Comprehensive Income	Total
Balance – January 1, 2009	$317	$717,979	$44,196	($66,014)		$696,478

Net income			41,241		$41,241	41,241

Unrealized gain on investments				5,544	5,544	5,544

Unrealized gain on currency translation on investments, net				719	719	719

Unrealized derivative gain on cash flow hedges				4,281	4,281	4,281

Comprehensive income					$51,785

Nonvested stock amortization		1,232				1,232

Balance – March 31, 2009	$317	$719,211	$85,437	($55,470)		$749,495

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2009 and 2008
(U.S. Dollars in Thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$41,241	$73,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,949	15,864
Amortization of deferred financing costs	230	191
Amortization of fair market value of time charterers acquired	(4,708)	(6,849)
Realized losses on forward currency contracts	-	11,473
Unrealized loss (gain) on derivative instruments	4	(45)
Unrealized gain on hedged investment	-	(9,668)
Unrealized gain on forward currency contracts	-	(1,678)
Amortization of nonvested stock compensation expense	1,232	1,588
Gain on sale of vessels	-	(26,227)
Change in assets and liabilities:
Decrease (increase) in due from charterers	1,150	(353)
Increase in prepaid expenses and other current assets	(3,236)	(1,808)
Increase (decrease) in accounts payable and accrued expenses	885	(804)
(Decrease) increase in deferred revenue	(1,419)	551
Decrease in deferred rent credit	(5)	(5)
Deferred drydock costs incurred	(837)	(506)

Net cash provided by operating activities	55,486	55,711

Cash flows from investing activities:
Purchase of vessels	(473)	(153,276)
Deposits on vessels	(695)	(463)
Purchase of investments	-	(10,250)
Payments on forward currency contracts, net	-	(11,428)
Proceeds from sale of vessels	-	43,080
Purchase of other fixed assets	(45)	(14)

Net cash used in investing activities	(1,213)	(132,351)

Cash flows from financing activities:
Proceeds from 2007 Credit Facility	-	151,500
Repayments on the 2007 Credit Facility	-	(73,000)
Cash dividends paid	-	(24,717)
Payment of deferred financing costs	(3,444)	(344)

Net cash (used in) provided by financing activities	(3,444)	53,439

Net increase (decrease) in cash and cash equivalents	50,829	(23,201)

Cash and cash equivalents at beginning of period	124,956	71,496

Cash and cash equivalents at end of period	$175,785	$48,295

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
 (U.S. Dollars in Thousands Except Per Share and Share Data)

Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2009 and 2008 (unaudited)

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

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of March 31, 2009:

Wholly Owned Subsidiaries	Vessels Acquired	Dwt	Date Delivered	Year Built

Genco Reliance Limited............................	Genco Reliance	29,952	12/6/04	1999
Genco Vigour Limited...............................	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited............................	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited...............................	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited................................	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited.............................	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited..........................	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited...........................	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited...........................	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited.............................	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited.............................	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited.............................	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited............................	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited......................	Genco Prosperity	47,180	4/4/05	1997
Genco Trader Limited............................	Genco Trader (1)	69,338	6/7/05	1990
Genco Muse Limited …………………	Genco Muse	48,913	10/14/05	2001
Genco Acheron Limited ……………..	Genco Acheron	72,495	11/7/06	1999
Genco Surprise Limited ……………..	Genco Surprise	72,495	11/17/06	1998
Genco Augustus Limited …………….	Genco Augustus	180,151	8/17/07	2007
Genco Tiberius Limited ……………..	Genco Tiberius	175,874	8/28/07	2007
Genco London Limited ………………	Genco London	177,833	9/28/07	2007
Genco Titus Limited …………….......	Genco Titus	177,729	11/15/07	2007
Genco Challenger Limited ………….	Genco Challenger	28,428	12/14/07	2003
Genco Charger Limited ……………..	Genco Charger	28,398	12/14/07	2005
Genco Warrior Limited …………….	Genco Warrior	55,435	12/17/07	2005
Genco Predator Limited …………….	Genco Predator	55,407	12/20/07	2005
Genco Hunter Limited ………………	Genco Hunter	58,729	12/20/07	2007
Genco Champion Limited …………..	Genco Champion	28,445	1/2/08	2006
Genco Constantine Limited …………	Genco Constantine	180,183	2/21/08	2008
Genco Raptor LLC…………………..	Genco Raptor	76,499	6/23/08	2007
Genco Cavalier LLC…………………	Genco Cavalier	53,617	7/17/08	2007
Genco Thunder LLC…………………	Genco Thunder	76,499	9/25/05	2007
Genco Hadrian Limited ……………..	Genco Hadrian	169,694	12/29/08	2008
Genco Commodus Limited …………	Genco Commodus	170,500	Q2 2009 (2)	2009 (3)
Genco Maximus Limited ……………	Genco Maximus	170,500	Q3 2009 (2)	2009 (3)
Genco Claudius Limited …………….	Genco Claudius	170,500	Q3 2009 (2)	2009 (3)

(1)  Vessel was sold on 2/26/08.
(2)  Dates for vessels being delivered in the future are estimates based on guidance received from the sellers and/or the respective shipyards.
(3)  Built dates for vessels delivering in the future are estimates based on guidance received from the sellers and respective shipyards.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which include the accounts of Genco Shipping & Trading Limited and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulation of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments necessary for a fair presentation of financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on our Form 10-K for the year ended December 31, 2008 (the “2008 10-K”).

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned.  Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues.  As of March 31, 2009 and December 31, 2008, the Company had a reserve of $1,261 and $1,350, respectively, related to these estimated customer claims.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers and cash and cash equivalents. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral.  The Company earned 100% of its revenues from nineteen and fourteen customers for the three months ended March 31, 2009 and 2008, respectively.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at March 31, 2009 and December 31, 2008.

For the three months ended March 31, 2009, there are two customers that individually accounted for more than 10% of revenue, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 29.50% and 15.36% of revenue, respectively.  For the three months ended March 31, 2008, there were two customers that individually accounted for more than 10% of revenue, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 27.57% and 17.04% of revenue, respectively.

The Company maintains all of its cash with one financial institution.  None of the Company's cash balances are covered by insurance in the event of default by this financial institution.

Derivative financial instruments

Interest rate risk management

The Company is exposed to interest rate risk due to the fluctuations in variable interest rates.  The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to borrowings primarily for the purpose of acquiring drybulk vessels.  These borrowings are subject to a variable borrowing rate.  The Company uses pay-fixed receive-variable interest rate swaps to manage future interest costs and the risk associated with changing interest rate obligations.  These swaps are designated as cash flow hedges of future variable rate interest payments and are tested for effectiveness on a quarterly basis.

The differential to be paid or received for any swap agreement designated as a cash flow hedge is recognized as an adjustment to interest expense as incurred.  Additionally, the changes in value for the portion of the swaps that are effectively hedging future interest payments are reflected as a component of other comprehensive deficit (“OCI”).

For the portion of the forward interest rate swaps that are not effectively hedged, the change in the value and the rate differential to be paid or received is recognized as income or (expense) from derivative instruments and is listed as a component of other (expense) income until such time the Company has obligations against which the swap is designated and is an effective hedge.

New accounting pronouncements

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, which delays the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157), to fiscal years beginning after November 15, 2008 and interim periods with those fiscal years for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009 for calendar year end entities. The Company has already adopted this Statement except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2. The adoption of FSP 157-2 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS No. 141R also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS No. 141R effective January 1, 2009.  As the provisions of SFAS No. 141R are applied prospectively, the impact to the Company cannot be determined until any such transactions occur.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement 133” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under SFAS No. 133. It is effective for financial statements issued for fiscal years and interim periods which began November 15, 2008, with early application encouraged.  The Company adopted the provisions of SFAS No. 161 effective January 1, 2009.  See Note 8 – Long-Term Debt for the Company’s disclosures about its derivative instruments and hedging activities.

3 - CASH FLOW INFORMATION

The Company currently has eleven interest rate swaps, and these swaps are described and discussed in Note 8 – Long-Term Debt. The fair value of ten of the swaps is in a liability position of $61,954, and one of the swaps is in an asset position of $294 as of March 31, 2009.  At December 31, 2008, nine swaps were in a liability position of $65,937.

For the three months ended March 31, 2009, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses as of March 31, 2009 consisting of $359 for the purchase of vessels, $279 associated with deposits on vessels and $157 for the purchase of other fixed assets.  For the three months ended March 31, 2009, the Company also had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $107 associated with deferred financing costs.  Additionally, for the three months ended March 31, 2009, the Company had items in prepaid expenses and other current assets consisting of $176 which reduced the deposits on vessels. For the three months ended March 31, 2008, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses as of March 31, 2008 consisting of $1,258 for the purchase of vessels, $596 associated with deposits on vessels, $23 for the purchase of other fixed assets, and $51 for the purchase of investments.  For the three months ended March 31, 2008, the Company also had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items in accounts payable and accrued expenses as of March 31, 2008 consisting of $98 associated with deferred financing costs.

During the three months ended March 31, 2009 and 2008, the cash paid for interest, net of amounts capitalized, was $12,639 and $14,000, respectively.

On January 10, 2008, the Board of Directors approved a grant of 100,000 shares of nonvested common stock to Peter Georgiopoulos, Chairman of the Board.  The fair value of such nonvested stock was $4,191 on the grant date and was recorded in equity.  Additionally, on February 13, 2008, the Company made grants of nonvested common stock under the Plan in the amount of 12,500 shares to directors of the Company.  The fair value of such nonvested stock was $689 on the grant dates and was recorded in equity.

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

Below market time charters acquired were amortized as a net increase to revenue in the amounts of $4,708 and $6,849, respectively, for the three months ended March 31, 2009 and March 31, 2008.

Capitalized interest expense associated with newbuilding contracts for the three months ended March 31, 2009 and 2008 was $458 and $758, respectively.

5 –INVESTMENTS

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as Available For Sale (“AFS”) and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of OCI.  At March 31, 2009 and December 31, 2008, the Company held 16,335,100 shares of Jinhui capital stock, respectively, which is recorded at its fair value of $23,035 and $16,772, respectively based on the closing price on March 31, 2009 and December 31, 2008 of 9.50 NOK and 7.14 NOK, respectively.  Effective on August 16, 2007, the Company elected to utilize hedge accounting for forward contracts hedging the currency risk associated with the Norwegian Kroner cost basis in the Jinhui stock.  The hedge was limited to the lower of the cost basis or the market value at time of the designation.  The unrealized appreciation in the stock and the currency translation gain above the cost basis are recorded as a component of OCI.  Realized gains and losses on the sale of these securities will be reflected in the consolidated statement of operations in other (expense) income once sold.  Time value of the forward contracts are excluded from effectiveness testing and recognized in income.  For the three months ended March 31, 2008, an immaterial amount was recognized in other income or (expense) associated with excluded time value and ineffectiveness.  For the three months ended March 31, 2009, no hedges were utilized.

The unrealized currency translation gain for the Jinhui capital stock remains a component of OCI since this investment is designated as an AFS security.  For the three months ended March 31, 2008, the hedged portion of the currency translation (loss)/gain has been reclassed to the income statement as a component of other (expense) income.  Refer to Note 9 – Accumulated Other Comprehensive Deficit for a breakdown of the components of accumulated OCI.

During the fourth quarter of 2008, the Company reviewed the investment in Jinhui for indicators of other-than-temporary impairment in accordance with FSP 115-1.  Based on this review, the Company deemed the investment in Jinhui to be other-than-temporarily impaired as of December 31, 2008 due to the severity of the decline in its market value versus our cost basis.  As a result, during the fourth quarter of 2008, the Company recorded a $103,892 impairment charge.  As a result of the other-than-temporary impairment, the new cost basis of this investment is 7.14 NOK per share, the value of the investment at December 31, 2008.  The Company reviews the investment in Jinhui for impairment on a quarterly basis.  There were no other-than-temporary impairments recognized for the quarters ended March 31, 2009 and March 31, 2008.

               At March 31, 2009 and December 31, 2008, the Company did not have a short-term forward currency contract to hedge the Company’s exposure to the Norwegian Kroner related to the cost basis of Jinhui stock as described above.  The Company has elected to discontinue the forward currency contract and hedge due to the underlying market value of Jinhui in October 2008.  As such, there was no short-term asset (liability) associated with the forward currency contract at March 31, 2009 and December 31, 2008.  The gain (loss) associated with these short-term forward currency contracts during the three months ended March 31, 2008 is included as a component of other income (expense) and is offset by a reclassification from OCI for the hedged portion of the currency gain (loss) on investment.

The following table sets forth the net loss, realized and unrealized, related to the forward currency contracts and to the hedged translation on the cost basis of the Jinhui stock.  These are included as a component of other  income (expense).

	Three months ended March 31,
	2009	2008
Net loss, realized and unrealized	$ —	($64)

6 - EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the vesting of nonvested stock awards (see Note 18 – Nonvested Stock Awards), for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2009	2008

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	31,260,482	28,733,928

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	31,260,482	28,733,928

Weighted average restricted stock awards	90,908	180,422

Weighted average common shares outstanding, diluted	31,351,390	28,914,350

7 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

The Company makes an employee performing internal audit services available to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.   For the three months ended March 31, 2009 and 2008, the Company invoiced $35 and $37, respectively, to GMC for the time associated with such internal audit services.  Additionally, during the three months ended March 31, 2009 and 2008, the Company incurred travel and other related expenditures totaling $65 and $94, respectively, reimbursable to GMC or its service provider.   At March 31, 2009 the amount due to GMC from the Company is $31, and at December 31, 2008, the amount due to the Company from GMC is $62.

During the three months ended March 31, 2009 and 2008, the Company incurred legal services aggregating $5 and $19, respectively, from Constantine Georgiopoulos, father of Peter C. Georgiopoulos, Chairman of the Board. At March 31, 2009 and December 31, 2008, $5 and $1, respectively, was outstanding to Constantine Georgiopoulos.

8 - LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2009	December 31, 2008

Outstanding total debt	$1,173,300	$1,173,300
Less: Current portion	—	—

Long-term debt	$1,173,300	$1,173,300

 2007 Credit Facility

On July 20, 2007, the Company entered into a credit facility with DnB Nor Bank ASA (the “2007 Credit Facility”) for the purpose of acquiring the nine new Capesize vessels and refinancing the Company’s existing 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent. The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the Company’s previous credit facilities, which have been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility at March 31, 2009 is $1,364,500.  As of March 31, 2009, $191,200 remains available to fund future vessel acquisitions.  The Company may borrow up to $50,000 of the $191,200 for working capital purposes.

On January 26, 2009, the Company entered into an amendment to the 2007 Credit Facility (the “2009 Amendment”) which implemented the following modifications to the terms of the 2007 Credit Facility:

•
Compliance with the existing collateral maintenance financial covenant was waived effective for the year ended December 31, 2008 and until the Company can represent that it is in compliance with all of its financial covenants and is otherwise able to pay a dividend and purchase or redeem shares of common stock under the terms of the Credit Facility in effect before the 2009 Amendment.  The Company’s cash dividends and share repurchases were suspended until the Company can represent that it is in a position to again satisfy the collateral maintenance covenant.

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

The significant covenants in the 2007 Credit Facility have been disclosed in the 2008 10-K.  As of March 31, 2009, the Company believes it is in compliance with all of the financial covenants under its 2007 Credit Facility, as amended.

    At March 31, 2009, there were no letters of credit issued under the 2007 Credit Facility.

 The following table sets forth the repayment of the outstanding debt of $1,173,300 at March 31, 2009 under the 2007 Credit Facility, as amended:

Period Ending December 31,	Total

2009 (April 1, 2009 – December 31, 2009)	$ -
2010	-
2011	-
2012	55,190
2013	192,780
Thereafter	925,330

Total long-term debt	$ 1,173,300

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

	Three months ended March 31,
Effective interest rate associated with:	2009	2008
2007 Credit Facility, as amended	5.06%	5.24%
Debt, excluding unused commitment fees (range)	1.23% to 5.56%	3.41% to 6.10%

Interest rate swap agreements

The Company has entered into eleven interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates related to our 2007 Credit Facility. The total notional principal amount of the swaps at March 31, 2009 is $831,233 and the swaps have specified rates and durations.

The following table summarizes the interest rate swaps designated as cash flow hedges that are in place as of March 31, 2009 and December 31, 2008:

Interest Rate Swap Detail				March 31, 2009	December 31, 2008
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
9/7/07	4.56%	10/1/07	12/31/09	75,000	75,000
7/31/07	5.115%	11/30/07	11/30/11	100,000	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000	100,000
1/22/08	2.89%	2/1/08	2/1/11	50,000	50,000
1/9/09	2.05%	1/22/09	1/22/14	100,000	—
2/11/09	2.45%	2/23/09	2/23/14	50,000	—

				$831,233	$681,233

The following table summarizes the derivative asset and liability balances at March 31, 2009:

	Asset Derivatives		Liability Derivatives
As of March 31	2009		2009

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Interest rate contracts	Other Current Assets	$ —	Other Current Liabilities	$ 1,922
Interest rate contracts	Other Non-Current Assets	294	Other Non-Current Liabilities	60,032

Total derivatives designated as hedging instruments under Statement 133		$ 294		$ 61,954

Total Derivatives		$ 294		$ 61,954

The following tables present the impact of derivative instruments and their location within the unaudited Consolidated Statement of Operations:

The Effect of Derivative Instruments on the Consolidated Statement of Operations
For the Period Ended March 31, 2009

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2009		2009		2009

Interest rate contracts	($1,332)	Interest Expense	($5,613)	Other Income (Expense)	($4)

The liability associated with the swaps at December 31, 2008 was $65,937, which was presented as the fair value of derivatives on the balance sheet.  Hedge ineffectiveness associated with the interest rate swaps resulted in other income (expense) of $63 for the three months ended March 31, 2008.

At March 31, 2009, ($25,220) of OCI is expected to be reclassified into interest expense over the next 12 months associated with interest rate derivatives.

The Company is required to provide collateral in the form of vessel assets to support the interest rate swap agreements.  Each of the Company’s thirty-two vessels serves as collateral in the aggregate amount of $100,000.

9 – ACCUMULATED OTHER COMPREHENSIVE DEFICIT

The components of accumulated other comprehensive deficit included in the accompanying consolidated balance sheets consist of net unrealized gain (loss) on cash flow hedges, net unrealized gain (loss) from investments, and cumulative translation adjustments on the investment in Jinhui stock as of March 31, 2009 and December 31, 2008.

	Accumulated OCI	Unrealized Gain (loss) on Cash Flow Hedges	Unrealized Gain on Investments	Currency Translation Gain on Investments
OCI – January 1, 2009	($ 66,014)	($ 66,014)	$ —	$ —
Unrealized gain on investments	5,544		5,544
Translation gain on investments	719			719
Unrealized gain on cash flow hedges	4,281	4,281
OCI – March 31, 2009	($ 55,470)	($ 61,733)	$5,544	$719

10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2009	December 31, 2008
Cash and cash equivalents	$ 175,785	$ 124,956
Investments	23,035	16,772
Floating rate debt	1,173,300	1,173,300
Derivative instruments – asset position	294	—
Derivative instruments – liability position	61,954	65,937

The fair value of the investments is based on quoted market rates.  The fair value of the revolving credit facility is estimated based on current rates offered to the Company for similar debt of the same remaining maturities.  Additionally, the Company considers its creditworthiness in determining the fair value of the revolving credit facility.  The carrying value approximates the fair market value for the floating rate loans.  The fair value of the interest rate swaps is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of both the swap counterparty and the Company.

SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis.  This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

The following table summarizes the valuation of our investments and financial instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed:

	March 31, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$23,035	$23,035
Derivative instruments – asset position	294		294
Derivative instruments – liability position	61,954		61,954

The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.

The Company’s interest rate derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR.  The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  Refer to Note 8 – Long-Term Debt for further information regarding the Company’s interest rate swap agreements.  SFAS No. 157 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments in an asset or liability position and did not have a material impact on the fair value of these derivative instruments.  As of March 31, 2009, both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

11 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2009	December 31, 2008
Lubricant inventory and other stores	$4,084	$3,772
Prepaid items	4,169	2,581
Insurance Receivable	3,249	2,345
Interest receivable on deposits for vessels to be acquired	3,723	3,547
Other	1,682	1,250
Total	$16,907	$13,495

12 – OTHER ASSETS, NET

Other assets consist of deferred financing costs which include fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized over the life of the related debt, which is included in interest expense. The Company has unamortized deferred financing costs of $8,295 and $4,974, respectively, at March 31, 2009 and December 31, 2008 associated with the 2007 Credit Facility. Accumulated amortization of deferred financing costs as of March 31, 2009 and December 31, 2008 was $1,778 and $1,548, respectively.  Amortization expense for deferred financing costs for the three months ended March 31, 2009 and 2008 was $230 and $191, respectively.

13 - FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2009	December 31, 2008
Fixed assets:
Vessel equipment	$1,161	$958
Leasehold improvements	1,146	1,146
Furniture and fixtures	347	347
Computer equipment	401	401
Total cost	3,055	2,852
Less: accumulated depreciation and amortization	1,222	1,140
Total	$1,833	$1,712

14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2009	December 31, 2008
Accounts payable	$2,865	$4,371
Accrued general and administrative expenses	8,211	5,937
Accrued vessel operating expenses	7,246	7,037

Total	$18,322	$17,345

15 - REVENUE FROM TIME CHARTERS

Total revenue earned on time charters, including revenue earned in vessel pools, for the three months ended March 31, 2009 and 2008 was $96,650 and $91,669, respectively. Included in revenues for the three months ended March 31, 2009 and 2008 was $0 and $4,991 of profit sharing revenue, respectively.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of April 21, 2009 is expected to be $225,746 for the remaining three quarters of 2009, $211,803 during 2010, $92,241 during 2011 and $35,563 during 2012, assuming 20 days of off-hire due to any scheduled drydocking and no additional off-hire time is incurred.  Future minimum revenue excludes the future acquisitions of the remaining three Capesize vessels, which are to be delivered to Genco in the future, since estimated delivery dates are not firm.  Additionally, future minimum revenue excludes revenue earned for the three vessels in pools, namely the Genco Thunder, Genco Predator and Genco Leader, as pool rates cannot be estimated.

16 - LEASE PAYMENTS

In September 2005, the Company entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company has a deferred rent credit at March 31, 2009 and December 31, 2008 of $701 and $706, respectively.  Rent expense for the three months ended March 31, 2009 and 2008, was $117 for each respective period.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $364 for the remainder of 2009, $496 for 2010, $518 for 2011 through 2013 and a total of $3,614 for the remaining term of the lease.

17 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan which is available to full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis.  The matching contribution vests immediately.  For three months ended March 31, 2009 and 2008, the Company’s matching contribution to the Plan was $53 and $61, respectively.

18 - NONVESTED STOCK AWARDS

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

The following table presents a summary of the Company’s nonvested stock awards for the three months ending March 31, 2009:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2009	449,066	$ 27.96
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2009	449,066	$ 27.96

For the three months ended March 31, 2009 and March 31, 2008, the Company recognized nonvested stock amortization expense, which is included in general and administrative expenses, as follows:

	Three months ended March 31,
	2009	2008
General and administrative expenses	$ 1,232	$ 1,588

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2009, unrecognized compensation cost related to nonvested stock will be recognized over a weighted average period of 4.90 years.

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

Through March 31, 2009, the Company repurchased and retired 278,300 shares of its common stock for $11,500.  An additional 3,130 shares of common stock were repurchased from employees for $41 during 2008 pursuant to the Company’s Equity Incentive Plan rather than the share repurchase program.

20 - LEGAL PROCEEDINGS

From time to time the Company may be subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  During January 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun Logix Corporation, which has filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application. Charter hire for the Genco Cavalier has been received up until January 30, 2009. The Third Bankruptcy Division of the Seoul Central District Court (the “Bankruptcy Court”) accepted the rehabilitation application on March 6, 2009. The contract with Samsun was repudiated as a result of the non-payment of hire and the Genco Cavalier is currently on hire with a new charterer.  We will continue to pursue all legal options available to the Company under the Bankruptcy Court.

With the exception of the legal proceeding related to the Genco Cavalier as noted above, the Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company, its financial condition, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (ix) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims including offhire days; (x) our acquisition or disposition of vessels; (xi) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, the Company’s agreements to acquire a total of three drybulk vessels; (xii) the results of the investigation into the incident involving the collision of the Genco Hunter , the possible cause of and liability for such incident, and the scope of insurance coverage available to Genco for such incident; (xiii) the Company’s ability to collect amounts due from and the outcome of its pending arbitration against Samsun Logix Corporation with respect to the terminated charter for the Genco Cavalier;  (xiv) the Company’s ability to collect on any damage claim for the recent collision involving the Genco Cavalier and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent reports on Form 8-K and Form 10-Q.  Our ability to pay dividends in any period will depend upon factors including the limitations under our loan agreements, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company incorporated in September 2004 to transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. As of March 31, 2009, our fleet consisted of six Capesize, eight Panamax, four Supramax, six Handymax and eight Handysize drybulk carriers, with an aggregate carrying capacity of approximately 2,396,500 dwt, and the average age of our fleet was approximately 6.7 years, as compared to the average age for the world fleet of approximately 15.0 years for the drybulk shipping segments in which we compete. The Company seeks to time charter vessels in our fleet to reputable charterers, including Lauritzen Bulkers A/S, Cargill International S.A., NYK Bulkship Europe,  Pacific Basin Chartering Ltd., STX Panocean (UK) Co. Ltd., COSCO Bulk Carriers Co., Ltd., and Hyundai Merchant Marine Co. Ltd.  Twenty-nine of the 32 vessels in our fleet are presently engaged under time charter contracts that expire (assuming the option periods in the time charters are not exercised) between May 2009 and October 2012.

See pages 8-9 for a table of all vessels currently in our fleet or expected to be delivered to us.

 We intend to continue to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow. In connection with the acquisitions made in 2007 and 2008 and our growth strategy, we negotiated the 2007 Credit Facility that we have used to acquire vessels.

Our management team and our other employees are responsible for the commercial and strategic management of our fleet. Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters and voyage charters, and monitoring the performance of our vessels under their charters. Strategic management includes locating, purchasing, financing and selling vessels. We currently contract with two independent technical managers, to provide technical management of our fleet at a lower cost than we believe would be possible in-house. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Members of our New York City-based management team oversee the activities of our independent technical managers.

During January 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun Logix Corporation, which has filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application. Charter hire for the Genco Cavalier has been received up until January 30, 2009. The Third Bankruptcy Division of the Seoul Central District Court (the “Bankruptcy Court”) accepted the rehabilitation application on March 6, 2009. The contract with Samsun was repudiated as a result of the non-payment of hire and the Genco Cavalier is currently on hire with a new charterer.  We will continue to pursue all legal options available to the Company under the Bankruptcy Court.

Factors Affecting Our Results of Operations

 We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three months ended March 31, 2009.

	For the three months ended March 31,		Increase
	2009	2008	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	540.0	404.0	136.0	33.7%
Panamax	720.0	602.6	117.4	19.5%
Supramax	360.0	273.0	87.0	31.9%
Handymax	540.0	546.0	(6.0)	(1.1%)
Handysize	720.0	726.4	(6.4)	(0.9%)

Total	2,880.0	2,552.0	328.0	12.9%

Available days (2)
Capesize	540.0	403.9	136.1	33.7%
Panamax	720.0	599.4	120.6	20.1%
Supramax	360.0	273.0	87.0	31.9%
Handymax	523.4	546.0	(22.6)	(4.1%)
Handysize	720.0	711.1	8.9	1.3%
Total	2,863.4	2,533.4	330.0	13.0%

Operating days (3)
Capesize	540.0	403.9	136.1	33.7%
Panamax	695.5	595.5	100.0	16.8%
Supramax	344.2	272.9	71.3	26.1%
Handymax	518.4	546.0	(27.6)	(5.1%)
Handysize	718.2	709.4	8.8	1.2%

Total	2,816.3	2,527.7	288.6	11.4%

Fleet utilization (4)
Capesize	100.0%	100.0%	0.0%	0.0%
Panamax	96.6%	99.3%	(2.7%)	(2.7%)
Supramax	95.6%	99.9%	(4.3%)	(4.3%)
Handymax	99.0%	100.0%	(1.0%)	(1.0%)
Handysize	99.8%	99.8%	0.0%	0.0%
Fleet average	98.4%	99.8%	(1.4%)	(1.4%)

	For the three months ended March 31,		Increase
	2009	2008	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$58,238	$69,806	($11,568)	(16.6%)
Panamax	29,784	30,921	(1,137)	(3.7%)
Supramax	30,654	51,863	(21,209)	(40.9%)
Handymax	31,968	29,027	2,941	10.1%
Handysize	20,016	19,956	60	0.3%

Fleet average	33,203	35,891	(2,688)	(7.5%)

Daily vessel operating expenses (6)
Capesize	$5,179	$4,914	265	5.4%
Panamax	5,531	4,562	969	21.2%
Supramax	4,908	4,176	732	17.5%
Handymax	4,720	4,147	573	13.8%
Handysize	4,316	3,827	489	12.8%

Fleet average	4,931	4,278	653	15.3%

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

	For the three months ended March 31,
	2009	2008

Voyage revenues	$ 96,650	$ 91,669
Voyage expenses	1,579	744
Net voyage revenue	$ 95,071	$ 90,925

(6) Daily vessel operating expenses.  We define daily vessel operating expenses as vessel operating expense divided by ownership days for the period.  Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance (excluding drydocking), the costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses.

Operating Data

	For the three months ended March 31,
			Increase
	2009	2008	(Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)

Revenues	$96,650	$91,669	$4,981	5.4%
Operating Expenses:
Voyage expenses	1,579	744	835	112.2%
Vessel operating expenses	14,202	10,919	3,283	30.1%
General and administrative expenses	3,893	4,411	(518)	(11.7%)
Management fees	879	672	207	30.8%
Depreciation and amortization	20,949	15,864	5,085	32.1%
Gain on sale of vessel	-	(26,227)	26,227	(100.0%)
Total operating expenses	41,502	6,383	35,119	550.2%

Operating income	55,148	85,286	(30,138)	(35.3%)
Other (expense) income	(13,907)	(11,299)	(2,608)	23.1%
Net income	$41,241	$73,987	($32,746)	(44.3%)

Earnings per share - Basic	$1.32	$2.57	($1.25)	(48.6%)
Earnings per share - Diluted	$1.32	$2.56	($1.24)	(48.4%)
Dividends declared and paid per share	$ –	$0.85	($0.85)	(100.0%)
Weighted average common shares outstanding - Basic	31,260,482	28,733,928	2,526,554	8.8%

Weighted average common shares outstanding - Diluted	31,351,390	28,914,350	2,437,040	8.4%

EBITDA (1)	$76,115	$101,086	($24,971)	(24.7%)

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

	For the three months ended March 31,
	2009	2008

Net income	$41,241	$73,987
Net interest expense	13,925	11,235
Depreciation and amortization	20,949	15,864

EBITDA (1)	$76,115	$101,086

 (1) See above for an explanation of EBITDA

Results of Operations

The following table sets forth information about the vessels in our fleet as of March 31, 2009 as well as vessels to be acquired:

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)	Net Revenue Daily Rate (3)	Expected Delivery (4)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	December 2009	45,263	62,750	-
Genco Tiberius	2007	Cargill International S.A.	January 2010	45,263	62,750	-
Genco London	2007	SK Shipping Co., Ltd	August 2010	57,500	64,250	-

Genco Titus	2007	Cargill International S.A.	September 2011	45,000(5)	46,250	-
Genco Constantine	2008	Cargill International S.A.	August 2012	52,750(5)		-
Genco Hadrian	2008	Cargill International S.A.	October 2012	65,000(5)		-
Genco Commodus	2009(6)	To be determined (“TBD”)	TBD	TBD		Q2 2009
Genco Maximus	2009(6)	TBD	TBD	TBD		Q3 2009
Genco Claudius	2009(6)	TBD	TBD	TBD		Q3 2009

Panamax Vessels
Genco Beauty	1999	Cargill International S.A.	May 2009	31,500		-
Genco Knight	1999	SK Shipping Ltd.	May 2009	37,700		-
Genco Leader	1999	Baumarine AS	November 2009	Spot(7)		-
Genco Vigour	1999	Sangamon Transportation Group(Guaranteed by Louis Dreyfus Corp )	June 2009	10,000(8)		-
Genco Acheron	1999	Global Chartering Ltd (a subsidiary of ArcelorMittal Group)	July 2011	55,250		-
Genco Surprise	1998	Hanjin Shipping Co., Ltd.	December 2010	42,100		-
Genco Raptor	2007	COSCO Bulk Carriers Co., Ltd.	April 2012	52,800		-
Genco Thunder	2007	Baumarine AS	October 2009	Spot(9)		-

Supramax Vessels
Genco Predator	2005	Bulkhandling Handymax A/S	September 2009	Spot(10)
Genco Warrior	2005	Hyundai Merchant Marine Co. Ltd.	November 2010	38,750		-
Genco Hunter	2007	Pacific Basin Chartering Ltd.	June 2009	62,000		-
Genco Cavalier	2007	Clipper Bulk Shipping NV	June 2009	12,000(11)		-

Handymax Vessels
Genco Success	1997	Korea Line Corporation	February 2011	33,000(12)		-
Genco Carrier	1998	Louis Dreyfus Corporation	March 2011	37,000		-
Genco Prosperity	1997	Pacific Basin Chartering Ltd	June 2011	37,000		-
Genco Wisdom	1997	Hyundai Merchant Marine Co. Ltd.	February 2011	34,500		-
Genco Marine	1996	Clipper Bulk Shipping NV	June 2009	14,500(13)		-
Genco Muse	2001	Global Maritime Investments Ltd.	May 2009	6,500

Handysize Vessels
Genco Explorer	1999	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Pioneer	1999	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Progress	1999	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Reliance	1999	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Sugar	1998	Lauritzen Bulkers A/S	August 2009	19,500		-
Genco Charger	2005	Pacific Basin Chartering Ltd.	November 2010	24,000		-
Genco Challenger	2003	Pacific Basin Chartering Ltd.	November 2010	24,000		-
Genco Champion	2006	Pacific Basin Chartering Ltd.	December 2010	24,000		-

(1) The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Except for the Genco Titus, Genco Constantine, and Genco Hadrian under the terms of each contract, the charterer is entitled to extend time charters from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire. The charterer of the Genco Titus and Genco Hadrian has the option to extend the charter for a period of one year.  The Genco Constantine has the option to extend the charter for a period of eight months.
(2) Time charter rates presented are the gross daily charterhire rates before third party commissions ranging from 1.25% to 6.25%, except as indicated for the Genco Leader, Thunder and Predator in notes 7, 9 and 10 below. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.
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
(7) We have reached an agreement to enter the vessel into the Baumarine Pool with an option to convert the balance period of the charter party to a fixed rate, but only after June 1, 2009.The vessel entered the pool following the completion of its previous time charter on December 16, 2008. In addition to a 1.25% third party brokerage commission, the charter party calls for a management fee.
(8) We have entered into a time charter trip for approximately 90 days at a rate of $10,000 per day less a 5% third-party commission which commenced on April 7, 2009.
(9) We have reached an agreement to enter the vessel into the Baumarine Pool with an option to convert the balance period of the charter party to a fixed rate, but only after March 1, 2009. In addition to a 1.25% third party brokerage commission, the charter party calls for a management fee.
(10) We have entered the vessel into the Bulkhandling Handymax Pool with an option to convert the balance period of the charter party to a fixed rate, but only after January 1, 2009.  In addition to a 1.25% third party brokerage commission, the charter party calls for a management fee.
(11) Following Samsun Logix Corporation’s (“Samsun”) filing for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application, the Company has terminated the charter party agreement as a result of the non-payment of hire and has commenced arbitration proceedings in the United Kingdom for damages related to the non-performance of Samsun under the time charter. In addition, we have entered into a short term time charter for approximately 3 to 5 months at a rate of $12,000 per day, less a 5% third-party commission. The vessel entered into the time charter on March 9, 2009.
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
(13) We have entered into a short term time charter for approximately 3 to 5 months at a rate of $14,500 per day, less a 5% third-party commission.  The vessel entered into the time charter following the completion of its previous time charter with NYK Bulkship Atlantic NV on or about April 2, 2009.

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

REVENUES-

For the three months ended March 31, 2009, revenues grew 5.4% to $96.7 million versus $91.7 million for the three months ended March 31, 2008.  Revenues in both periods consisted of charter hire revenue earned by our vessels.  The increase in revenues was due to the operation of a larger fleet offset by lower charter rates achieved for some of our vessels.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 7.5% to $33,203 a day for the three months ended March 31, 2009 from $35,891 a day for the three months ended March 31, 2008.  The slight decrease in TCE rates was due to lower charter rates achieved in the first quarter of 2009 compared to the first quarter of 2008 for three of the Panamax vessels, four of the Supramax and Handymax vessels, and one of the handysize vessels in our current fleet.   Furthermore, lower TCE rates were achieved in the first quarter of 2009 compared to the same period last year due to the lack of revenue from the profit sharing agreements on two of our Capesize vessels as well as the unanticipated offhire related to the previously disclosed collision of the Genco Cavalier.  This was partially offset by higher revenues on two of our Panamax and five of our Handymax vessels.

For the three months ended March 31, 2009 and 2008, we had ownership days of 2,880.0 days and 2,552.0 days, respectively.  Fleet utilization for the same three month period ended March 31, 2009 and 2008 was 98.4% and 99.8%, respectively.  The utilization was lower for the three months ended March 31, 2009 primarily due to the 15.8 and 12.1 days of unscheduled offhire for the Genco Cavalier and Genco Raptor, respectively.

The current freight rate environment, although still not at high levels, has showed some signs of stabilization stemming from increased demand for Capesize vessels relating to iron ore activity from Brazil and Australia, as well as seasonally increased demand for Panamax vessels on the grain and coal side.  The majority of our vessels are currently on long-term time charters and the remainder are on short-term charters.  The rates that our vessels earn in the future may be affected if the current freight rate environment persists or worsens following expiration of our current charters.

VOYAGE EXPENSES-

For the three months ended March 31, 2009 and 2008, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under time charters that require the charterer to bear all of those expenses.

For the three months ended March 31, 2009 and 2008, voyage expenses were $1.6 million and $0.7 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $14.2 million from $10.9 million for the three months ended March 31, 2009 and 2008, respectively.  This was due mostly to higher crewing and insurance expenses as well as the operation of a greater number of Capesize vessels for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Daily vessel operating expenses grew to $4,931 per vessel per day for the three months ended March 31, 2009 from $4,278 per day for the three months ended March 31, 2008.  The increase in daily vessel operating expenses was due to higher crewing and insurance expenses, as well as the operation of larger class vessels, namely Capesize vessels for the first quarter of 2009 versus the same period last year.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the quarter ended March 31, 2009, daily vessel operating expenses per vessel were $419 below the $5,350 weighted average daily budget for 2009.

Based on management’s estimates and budgets provided by our technical manager, we expect our vessels to have daily vessel operating expenses during 2009 of:

Vessel Type	Average Daily Budgeted Amount
Capesize	$6,200
Panamax	5,400
Supramax	5,100
Handymax	5,200
Handysize	4,800

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the three months ended March 31, 2009 and 2008, general and administrative expenses were $3.9 million and $4.4 million, respectively.  The decrease in general and administrative expenses was due to a decrease in employee non-cash compensation and legal and related fees during the first quarter of 2009 as compared to the first quarter of 2008.

MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  For the three months ended March 31, 2009 and 2008, management fees were $0.9 million and $0.7 million, respectively.   The increase was primarily due to the operation of a larger fleet as well as an increase in monthly management fees.

DEPRECIATION AND AMORTIZATION-

For the three months ended March 31, 2009, depreciation and amortization charges grew to $20.9 million from $15.9 million for the three months ended March 31, 2008.  The increase was primarily due to the operation of a larger fleet.

OTHER (EXPENSE) INCOME-

        NET INTEREST EXPENSE-

For the three months ended March 31, 2009 and 2008, net interest expense was $13.9 million and $11.2 million, respectively.  Net interest expense consisted primarily of interest payments made under our 2007 Credit Facility during both periods.  Additionally, interest income as well as amortization of deferred financing costs related to the 2007 credit facility are included in both periods.  The increase in net interest expense for first quarter 2009 versus first quarter 2008 was mostly a result of higher outstanding debt due to the acquisition of additional vessels during the second quarter through the fourth quarter of 2008 as well as an increase in the Applicable Margin as a result of the 2009 Amendment to the 2007 Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our capital requirements with cash flow from operations, equity offerings and bank debt. We have used our funds primarily to fund vessel acquisitions, regulatory compliance expenditures, the repayment of bank debt and the associated interest expense and the payment of dividends. We will require capital to fund ongoing operations, acquisitions and debt service.  We expect to rely on operating cash flows as well as long-term borrowings to implement our growth plan.  Please refer to the discussion under the subheading “Dividend Policy” below for additional information regarding dividends.   We also may consider debt and additional equity financing alternatives from time to time.  However, if current market conditions persist, we may be unable to raise additional equity capital or debt financing on acceptable terms or at all.

We anticipate that internally generated cash flow and borrowings under our 2007 Credit Facility will be sufficient to fund the operations of our fleet, including our working capital requirements for the near term.  As a result of the reduction in the market values of vessels, the Company entered into the 2009 Amendment which waived the existing collateral maintenance financial covenant, which required us to maintain pledged vessels with a value equal to at least 130% of our current borrowings for the year ended December 31, 2008, and accelerated the reductions of the total facility which began on March 31, 2009.  Please read the “2007 Credit Facility” section below for further details of the terms of the amendment.  The Company anticipates utilizing a portion of the remaining 2007 Credit Facility and internally generated cash flow or alternative financing to fund the anticipated acquisition of the remaining three Capesize vessels we have agreed to acquire.  The collateral maintenance covenant will be waived until the Company can represent that it is in compliance with all of its financial covenants.

Dividend Policy

Historically, our dividend policy, which commenced in November 2005, has been to declare quarterly distributions to shareholders by each February, May, August and November, which commenced in November 2005, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our board of directors determines we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  In the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.  On January 26, 2009, the Company entered into the 2009 Amendment pursuant to which we are required to suspend the payment of cash dividends until the Company can represent that it is in a position to satisfy the collateral maintenance covenant.  Refer to Note 8 – Long-Term Debt of our financial statements above for further information regarding this amendment.  As such, a dividend was not declared for the quarter ending March 31, 2009.  The following table summarizes the dividends declared based on the results of the respective fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDED DECEMBER 31, 2009
1st Quarter	–	N/A
FISCAL YEAR ENDED DECEMBER 31, 2008
4th Quarter	–	N/A
3rd Quarter	$1.00	10/23/08
2nd Quarter	$1.00	7/24/08
1st Quarter	$1.00	4/29/08
FISCAL YEAR ENDED DECEMBER 31, 2007
4th Quarter	$0.85	2/13/08
3rd Quarter	$0.66	10/25/07
2nd Quarter	$0.66	7/26/07
1st Quarter	$0.66	4/26/07

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

Share Repurchase Program

              On February 13, 2008, our board of directors approved our share repurchase program for up to a total of $50.0 million of our common stock.   Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program were determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act.  The program does not require us to purchase any specific number or amount of shares and may be suspended or reinstated at any time in our discretion and without notice.  Repurchases under the program are subject to restrictions under the 2007 Credit Facility.  The 2007 Credit Facility was amended as of February 13, 2008 to permit the share repurchase program and provide that the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.  Subsequently, on January 26, 2009, the Company entered into the 2009 Amendment, which amended the 2007 Credit Facility to require the Company to suspend all share repurchases until the Company can represent that it is in a position to again satisfy the collateral maintenance covenant.  Refer to Note 8 – Long-Term Debt of our financial statements for further information regarding this amendment.  Pursuant to the 2009 Amendment, there were no share repurchase during the three months ended March 31, 2009.

Cash Flow

Net cash provided by operating activities for the three months ended March 31, 2009 and 2008, was $55.5 million and $55.7 million, respectively.  Net cash provided by operating activities for the three months ended March 31, 2009 of $55.5 million was a result of net income adjusted by higher depreciation and amortization expense due to a larger fleet.  The slight decrease was due to the operation of a larger fleet, which contributed to an increase in adjustments to reconcile net income to operating cash flows, including increase in depreciation and amortization. Decreases in adjustments to reconcile net income to operating cash flows include $4.7 million of amortization of value of the time charters acquired as part of the Metrostar and Evalend acquisitions, $3.2 million of prepaid and other current and noncurrent assets, and $1.4 million in deferred voyage revenue.  Net cash provided by operating activities for the three months ended March 31, 2008 was primarily a result of recorded net income of $74.0 million, adjusted for depreciation and amortization charges of $15.9 million and offset by a $26.2 million gain on the sale of the Genco Trader.

Net cash used in investing activities was $1.2 million for the three months ended March 31, 2009 as compared to $132.4 million for the three months ended March 31, 2008.  For the three months ended March 31, 2009, cash used in investing activities primarily related to deposits on vessels to be acquired of $0.7 million which represents capitalized interest expense for vessels to be delivered.  For the three months ended March 31, 2008, the cash used in investing activities related primarily to the purchase of vessels in the amount of $153.3 million, payments on forward currency contracts of $11.4 million, and the purchase of investments of $10.3 million, offset by the proceeds from the sale of the Genco Trader in the amount of $43.1 million.

Net cash used in financing activities for the three months ended March 31, 2009 was $3.4 million as compared to $53.4 million of net cash provided by financing activities for the three months ended March 31, 2008. For the three months ended March 31, 2009, net cash used in financing activities consisted of the payment of deferred financing costs of $3.4 million.  For the three months ended March 31, 2008, net cash provided by financing activities consisted of the drawdown of $151.5 million related to the purchase of vessels and was offset by the repayment of $73.0 million under the 2007 Credit Facility and the payment of cash dividends of $24.7 million.

2007 Credit Facility

On July 20, 2007, the Company entered into a credit facility with DnB Nor Bank ASA (the “2007 Credit Facility”) for the purpose of acquiring the nine new Capesize vessels and refinancing the Company’s existing 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent. The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the Company’s previous credit facilities, which have been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility is $1.4 billion.  As of March 31, 2009, $191.2 million remains available to fund future vessel acquisitions.  The Company may borrow up to $50 million of the $191.2 million for working capital purposes.

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

The significant covenants in the 2007 Credit Facility have been disclosed in the 2008 10-K. As of March 31, 2009, the Company believes it is in compliance with all of the financial covenants under its 2007 Credit Facility, as amended.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

The Company has entered into eleven interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $831.2 million and the swaps have specified rates and durations.

Refer to the table in Note 8 – Long-Term Debt of our financial statements which summarized the interest rate swaps in place as of March 31, 2009 and December 31, 2008.

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

The Company had entered into a number of short-term forward currency contracts to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described in Note 5 – Investment of our financial statements above.  As forward contracts expired, the Company continued to enter into new forward currency contracts for the cost basis of the investment, excluding commissions.  However, hedge accounting is limited to the lower of the cost basis or the market value at time of designation.  The Company has elected to discontinue the forward currency contracts as of October 10, 2008 due to the declining underlying market value of Jinhui.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of March 31, 2009.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of March 31, 2009.  The table incorporates the agreement to acquire three remaining Capesize vessels for approximately $288.8 million, inclusive of commissions for these acquisitions, and the employment agreement entered into in September 2007 with our Chief Financial Officer, John Wobensmith.  The Company plans to fund the remaining acquisitions with the remaining availability under the 2007 Credit Facility and cash generated from operations.  The interest and fees are also reflective of the 2007 Credit Facility, including the 2009 Amendment, and the interest rate swap agreements as discussed above under “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements.”

	Total	Within One Year (1)	One to Three Years	Three to Five Years	More than Five Years
(U.S. dollars in thousands)
Credit Agreements	$ 1,173,300	$ —	$ —	$ 247,970	$ 925,330
Remainder of purchase price of acquisitions (2)	$ 288,800	$ 288,800	$ —	$ —	$ —
Interest and borrowing fees	$ 332,423	$ 49,349	$ 123,749	$ 8,130	$ 71,195
Executive employment agreement	$ 198	$ 198	$ —	$ —	$ —
Office lease	$ 6,028	$ 364	$ 1,014	$ 1,036	$ 3 ,614

(1)	Represents the nine month period ending December 31, 2009.
(2)
The timing of these obligations are based on estimated delivery dates for the remaining three Capesize which are currently being constructed, and the obligation is inclusive of the commission due to brokers upon purchase of the vessels.

Interest expense has been estimated using the fixed hedge rate for the effective period and notional amount of the debt which is effectively hedged and 1.1875% for the portion of the debt that has no designated swap against it, plus the applicable bank margin of 2.00%.  The Company is obligated to pay certain commitment fees in connection with the 2007 Credit Facility, which have been reflected within interest and borrowing fees.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings. We estimate our drydocking costs and scheduled off-hire days for our fleet through 2010 to be:

Year	Estimated Drydocking Cost (U.S. dollars in millions)	Estimated Off-hire Days

2009 (April 1- December 31, 2009)	$4.2	120
2010	$2.0	60

The costs reflected are estimates based on drydocking our vessels in China.  We estimate that each drydock will result in 20 days of off-hire.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.

During the three months ended March 31, 2009, the Genco Muse completed drydocking at a total cost of $0.6 million.

We estimate that six of our vessels will be drydocked in the remainder of 2009.  An additional three of our vessels will be drydocked in 2010.

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

CRITICAL ACCOUNTING POLICIES

Refer to the Critical Accounting Policies as disclosed in the 2008 10-K.  There have been no changes in these policies in the three months ended March 31, 2009.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  We held eleven interest rate risk management instruments at March 31, 2009 and nine interest rate risk management instruments at December 31, 2008, in order to manage future interest costs and the risk associated with changing interest rates.

The Company has entered into eleven interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $831.2 million, and the swaps have specified rates and durations.  Refer to the table in Note 8 – Long-Term Debt of our financial statements which summarizes the interest rate swaps in place as of March 31, 2009 and December 31, 2008.

The swap agreements, with effective dates prior to March 31, 2009 synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of swap plus the Applicable Margin as defined in the “2007 Credit Facility” section of Note 8 – Long-Term Debt of our financial statements.

The liability associated with the swaps at March 31, 2009 is $62.0 million and $65.9 million at December 31, 2008, and are presented as the fair value of derivatives on the balance sheet.  Additionally, at March 31, 2009, the Company had a swap in an asset position of $0.3 million.  As of March 31, 2009 and December 31, 2008, the Company has accumulated OCI of ($61.7) million and ($66.0) million, respectively, related to the effectively hedged portion of the swaps.  At March 31, 2009, ($25.2) million of OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in interest rates because we have significant amounts of floating rate debt outstanding.  For the three months ended March 31, 2008, we paid LIBOR plus 0.85% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for such swap’s effective period.  During the three months ended March 31, 2009, effective January 26, 2009 as a result of the 2009 amendment to the 2007 Credit Facility, we paid LIBOR plus 2.00% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for such swap’s effective period.  A 1% increase in LIBOR would result in an increase of $0.8 million in interest expense for the three months ending March 31, 2009, considering the increase would be only on the unhedged portion of the debt for which the rate differential on the relevant swap is not in effect.

Derivative financial instruments

As of March 31, 2009, the Company has entered into eleven interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $831.2 million, and the swaps have specified rates and durations.  Refer to the table in Note 8 – Long-Term Debt of our financial statements which summarizes the interest rate swaps in place as of March 31, 2009 and December 31, 2008.

The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  The Company is currently utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of OCI.  The ineffective portion is recognized as other income (expense), which is a component of other (expense) income.  For any period of time that the Company did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation was recognized as other income (expense) and was listed as a component of other (expense) income.

Amounts receivable or payable arising at the settlement of hedged interest rate swaps are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist.  Amounts receivable or payable arising at the settlement of unhedged interest rate swaps are reflected as other income (expense) and is listed as a component of other (expense) income.

The interest expense pertaining to the interest rate swaps for the three months ended March 31, 2009 and 2008 was $5.6 million and $0.5 million, respectively.

Refer to “Interest rate risk” section above for further information regarding the interest rate swap agreements.

The Company had entered into a number of short-term forward currency contracts to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described in Note 5 - Investments of our financial statements.  The use of short-term forward currency contracts was discontinued on October 10, 2008 due to the underlying value of Jinhui.  For further information on these forward currency contracts, please see page 33 under the heading “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements”.

Currency and exchange rates risk

The international shipping industry’s functional currency is the U.S. Dollar.  Virtually all of our revenues and most of our operating costs are in U.S. Dollars.  We incur certain operating expenses in currencies other than the U.S. dollar, and the foreign exchange risk associated with these operating expenses is immaterial.

The Company had entered into a number of short-term forward currency contracts to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described in Note 5 - Investments of our financial statements.  For further information on these forward currency contracts, please see page 33 under the heading “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements.”

The Company utilized hedge accounting on the cost basis of the Jinhui stock through October 10, 2008 when the use of the forward currency contract was discontinued due to the underlying value of Jinhui.

Investments

The Company holds investments in Jinhui of $23.0 million which are classified as available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  The Company classifies the investment as a current or noncurrent asset based on the Company’s intent to hold the investment at each reporting date.  The investments that are classified as available for sale are subject to risk of changes in market value, which if determined to be impaired (other than temporarily impaired), could result in realized impairment losses.  The Company reviews the carrying value of such investments on a quarterly basis to determine if any valuation adjustments are appropriate under SFAS No. 115.  During 2008, we reviewed the investment in Jinhui for indicators of other-than-temporary impairment.  This determination required significant judgment.  In making this judgment, we evaluated, among other factors, the duration and extent to which the fair value of the investment is less than its cost; the general market conditions, including factors such as industry and sector performance, and our intent and ability to hold the investment.  The Company’s investment in Jinhui was deemed to be other-than-temporarily impaired at December 31, 2008 due to the severity of the decline in its market value versus our cost basis.  During the year ended December 31, 2008, the Company recorded a $103.9 million impairment loss which was reclassified from OCI and recorded as a loss in the income statement in the 2008 10-K.  We will continue to evaluate the investment on a quarterly basis to determine the likelihood of any further significant adverse effects on the fair value and amount of any additional impairment.  For the quarter ended March 31, 2009, we have not further deemed our investment to be other-than-temporarily impaired.  In the event we determine that the Jinhui investment is subject to any additional other-than-temporary impairment, the amount of the impairment would be reclassified from OCI and recorded as a loss in the income statement for the amount of the impairment.

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

From time to time the Company may be subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  During January 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun Logix Corporation, which has filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application. Charter hire for the Genco Cavalier has been received up until January 30, 2009. The Third Bankruptcy Division of the Seoul Central District Court (the “Bankruptcy Court”) accepted the rehabilitation application on March 6, 2009. The contract with Samsun was repudiated as a result of the non-payment of hire and the Genco Cavalier is currently on hire with a new charterer.  We will continue to pursue all legal options available to the Company under the Bankruptcy Court.

With the exception of the legal proceeding related to the Genco Cavalier as noted above, the Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company, its financial condition, results of operations or cash flows.

ITEM 1A.       RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  Below is updated information for one such risk factor which is entitled “U.S. tax authorities could treat us as a ‘passive foreign investment company,’ which could have adverse U.S. federal income tax consequences to U.S. shareholders”:

As detailed in our Form 10-K for the year ended December 31, 2008, whether a foreign corporation is a “passive foreign investment company,” or PFIC, depends on the portion of the corporation’s gross income that consists of “passive income” or the portion of its assets that produce or are held for the production of “passive income” for any taxable year.   Income derived from the performance of services does not constitute passive income, while rental income would generally constitute passive income unless we were treated under specific rules as deriving our rental income in the active conduct of a trade or business.  We do not believe that our existing operations would cause us to be deemed a PFIC with respect to any taxable year, as we treat the gross income we derive or are deemed to derive from our time and spot chartering activities as services income, rather than rental income.

There is, however, no direct legal authority under the PFIC rules addressing our method of operation.  Moreover, in a recent case not concerning PFICs, Tidewater Inc. v. U.S., 2009-1 USTC ¶ 50,337, the Fifth Circuit held that a vessel time charter at issue generated rental, rather than services, income.  However, the court's ruling was contrary to the position of the U.S. Internal Revenue Service, which we sometimes refer to as the IRS, that the time charter income should be treated as services income, and the terms of the time charter in that case differ in material respects from the terms of our time charters.  No assurance can be given that the IRS, or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC.

Also, below is updated information for another such risk factor which is entitled "Acts of piracy on ocean-going vessels have recently increased in frequency, which could adversely affect our business":

In response to piracy incidents in 2008 and 2009, particularly in the Gulf of Aden off the coast of Somalia, after consultation with regulatory authorities, we have recently stationed armed guards on some of our vessels in some instances.  While our use of guards is intended to deter and prevent the hijacking of our vessels, it may also increase our risk of liability for death or injury to persons or damage to personal property.  While we believe we generally have adequate insurance in place to cover such liability, if we do not, it could adversely impact our business, results of operations, cash flows, and financial condition.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2009, we did not repurchase any shares of our common stock pursuant to our share repurchase program.

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
10.1
Amendment and Supplement No. 4 to Senior Secured Credit Agreement, dated as of January 26, 2009, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger (5)

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)          Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.
(2)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.
(3)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.
(4)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2007.
(5)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on January 26, 2009.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: May 11, 2009	By: /s/ Robert Gerald Buchanan Robert Gerald Buchanan President (Principal Executive Officer)
DATE: May 11, 2009	By: /s/ John C. Wobensmith John C. Wobensmith Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document
3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited (1)
3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005 (2)
3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006 (3)
3.4	Certificate of Designations of Series A Preferred Stock (4)
3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of April 9, 2007 (4)
10.1
Amendment and Supplement No. 4 to Senior Secured Credit Agreement, dated as of January 26, 2009, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger (5)

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)          Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.
(2)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.
(3)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.
(4)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2007.
(5)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on January 26, 2009.

  (Remainder of page left intentionally blank)