Form 10-Q
period 2009-06-30
GENCO SHIPPING & TRADING LTD
filed 2009-08-10
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

  Yes   ☐   No   ☐

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

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   Yes  ☐  No    ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2009:
Common stock, $0.01 per share 31,709,548 shares.

Genco Shipping & Trading Limited

Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
	a) Consolidated Balance Sheets - June 30, 2009 and December 31, 2008	4
	b) Consolidated Statements of Operations - For the three and six months ended June 30, 2009 and 2008	5
	c) Consolidated Statements of Shareholders’ Equity and Comprehensive Income - For the six months ended June 30, 2009	6
	d) Consolidated Statements of Cash Flows - For the six months ended June 30, 2009 and 2008	7
	e) Notes to Consolidated Financial Statements For the three and six months ended June 30, 2009 and 2008	8

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	42

PART II     OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 5.	Other Information	44

Item 6.	Exhibits	45

Genco Shipping & Trading Limited
Consolidated Balance Sheets as of June 30, 2009
and December 31, 2008
(U.S. Dollars in thousands, except for share data)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$228,764	$124,956
Due from charterers, net of a reserve of $18 and $244, respectively	2,130	2,297
Prepaid expenses and other current assets	16,338	13,495
Total current assets	247,232	140,748

Noncurrent assets:
Vessels, net of accumulated depreciation of $180,420 and $140,388, respectively	1,686,522	1,726,273
Deposits on vessels	91,556	90,555
Deferred drydock, net of accumulated depreciation of $2,856 and $2,868, respectively	9,765	8,972
Other assets, net of accumulated amortization of $2,045 and $1,548, respectively	8,029	4,974
Fixed assets, net of accumulated depreciation and amortization of $1,324 and $1,140, respectively	1,909	1,712
Fair value of derivative instruments	3,814	—
Investments	35,433	16,772
Total noncurrent assets	1,837,028	1,849,258

Total assets	$2,084,260	$1,990,006

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,619	$17,345
Deferred revenue	8,768	10,356
Fair value of derivative instruments	1,487	2,491
Total current liabilities	28,874	30,192

Noncurrent liabilities:
Deferred revenue	2,427	2,298
Deferred rent credit	696	706
Fair market value of time charters acquired	14,117	23,586
Fair value of derivative instruments	46,622	63,446
Long-term debt	1,173,300	1,173,300
Total noncurrent liabilities	1,237,162	1,263,336

Total liabilities	1,266,036	1,293,528

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 31,709,548 shares at June 30, 2009 and December 31, 2008	317	317
Paid-in capital	720,302	717,979
Accumulated other comprehensive deficit	(25,450)	(66,014)
Retained earnings	123,055	44,196
Total shareholders’ equity	818,224	696,478

Total liabilities and shareholders’ equity	$2,084,260	$1,990,006
See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008
(U.S. Dollars in Thousands, Except for Earnings per Share and Share Data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$93,701	$104,572	$190,351	$196,242

Operating expenses:
Voyage expenses	1,284	724	2,863	1,468
Vessel operating expenses	13,268	11,187	27,469	22,106
General and administrative expenses	4,101	4,431	7,994	8,842
Management fees	863	665	1,742	1,338
Depreciation and amortization	20,933	16,748	41,882	32,612
Gain on sale of vessel	-	-	-	(26,227)

Total operating expenses	40,449	33,755	81,950	40,139

Operating income	53,252	70,817	108,401	156,103

Other (expense) income:
Other expense	(301)	(1,315)	(283)	(1,380)
Interest income	42	422	65	975
Interest expense	(15,376)	(11,615)	(29,324)	(23,402)
Income from short-term investments	-	2,590	-	2,590

Other (expense) income	(15,635)	(9,918)	(29,542)	(21,217)

Net income	$37,617	$60,899	$78,859	$134,886

Earnings per share-basic	$1.20	$2.05	$2.52	$4.61
Earnings per share-diluted	$1.20	$2.03	$2.51	$4.58
Weighted average common shares outstanding-basic	31,268,394	29,750,309	31,264,460	29,242,118
Weighted average common shares outstanding-diluted	31,434,814	29,957,698	31,393,333	29,436,024
Dividends declared per share	$-	$1.00	$-	$1.85

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Unaudited)
For the Six Months Ended June 30, 2009
(U.S. Dollars in Thousands Except for Per Share and Share Data)

	Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Deficit	Comprehensive Income	Total
Balance – January 1, 2009	$317	$717,979	$44,196	$(66,014)		$696,478

Net income			78,859		$78,859	78,859

Unrealized gain on investments				15,997	15,997	15,997

Unrealized gain on currency translation on investments, net				2,663	2,663	2,663

Unrealized gain on cash flow hedges				21,904	21,904	21,904

Comprehensive income					$119,423

Nonvested stock amortization		2,323				2,323

Balance – June 30, 2009	$317	$720,302	$123,055	$(25,450)		$818,224

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2009 and 2008
(U.S. Dollars in Thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$78,859	$134,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,882	32,612
Amortization of deferred financing costs	497	342
Amortization of fair market value of time charterers acquired	(9,469)	(11,610)
Realized losses on forward currency contracts	-	9,607
Unrealized loss on derivative instruments	261	68
Unrealized gain on hedged investment	-	(9,894)
Unrealized loss on forward currency contracts	-	1,615
Amortization of nonvested stock compensation expense	2,323	3,195
Realized income on investment	-	(2,590)
Gain on sale of vessels	-	(26,227)
Change in assets and liabilities:
Decrease (increase) in due from charterers	167	(1,557)
Increase in prepaid expenses and other current assets	(2,535)	(1,683)
Increase in accounts payable and accrued expenses	1,703	1,600
(Decrease) increase in deferred revenue	(1,459)	2,467
Decrease in deferred rent credit	(10)	(9)
Deferred drydock costs incurred	(2,459)	(1,195)

Net cash provided by operating activities	109,760	131,627

Cash flows from investing activities:
Purchase of vessels	(677)	(247,140)
Deposits on vessels	(1,371)	(80,641)
Purchase of investments	-	(10,250)
Payments on forward currency contracts, net	-	(9,562)
Realized income on investment	-	2,590
Proceeds from sale of vessels	-	43,080
Purchase of other fixed assets	(352)	(77)

Net cash used in investing activities	(2,400)	(302,000)

Cash flows from financing activities:
Proceeds from 2007 Credit Facility	-	321,250
Repayments on the 2007 Credit Facility	-	(268,000)
Cash dividends paid	-	(53,795)
Net proceeds from issuance of common stock	-	195,730
Payment of deferred financing costs	(3,552)	(344)

Net cash (used in) provided by financing activities	(3,552)	194,841

Net increase in cash and cash equivalents	103,808	24,468

Cash and cash equivalents at beginning of period	124,956	71,496

Cash and cash equivalents at end of period	$228,764	$95,964
See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
 (U.S. Dollars in Thousands Except Per Share and Share Data)

Notes to Consolidated Financial Statements for the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

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

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of June 30, 2009:

Wholly Owned Subsidiaries	Vessels Acquired	Dwt	Date Delivered	Year Built

Genco Reliance Limited ………………….	Genco Reliance	29,952	12/6/04	1999
Genco Vigour Limited …………………....	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited ………………….	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited …………………....	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited ………………….....	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited …………………..	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited …………………	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited …………………	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited …………………	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited …………………..	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited …………………..	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited …………………..	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited ………………….	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited ……………...	Genco Prosperity	47,180	4/4/05	1997
Genco Trader Limited ………………….	Genco Trader (1)	69,338	6/7/05	1990
Genco Muse Limited …………………..	Genco Muse	48,913	10/14/05	2001
Genco Acheron Limited …………….....	Genco Acheron	72,495	11/7/06	1999
Genco Surprise Limited ……………......	Genco Surprise	72,495	11/17/06	1998
Genco Augustus Limited ……………..	Genco Augustus	180,151	8/17/07	2007
Genco Tiberius Limited …………….....	Genco Tiberius	175,874	8/28/07	2007
Genco London Limited ………………..	Genco London	177,833	9/28/07	2007
Genco Titus Limited ……………...........	Genco Titus	177,729	11/15/07	2007
Genco Challenger Limited ………….....	Genco Challenger	28,428	12/14/07	2003
Genco Charger Limited ……………......	Genco Charger	28,398	12/14/07	2005
Genco Warrior Limited ……………......	Genco Warrior	55,435	12/17/07	2005
Genco Predator Limited …………….....	Genco Predator	55,407	12/20/07	2005
Genco Hunter Limited ………………...	Genco Hunter	58,729	12/20/07	2007
Genco Champion Limited …………......	Genco Champion	28,445	1/2/08	2006
Genco Constantine Limited …………..	Genco Constantine	180,183	2/21/08	2008
Genco Raptor LLC…………………......	Genco Raptor	76,499	6/23/08	2007
Genco Cavalier LLC…………………....	Genco Cavalier	53,617	7/17/08	2007
Genco Thunder LLC…………………...	Genco Thunder	76,499	9/25/08	2007
Genco Hadrian Limited …………….....	Genco Hadrian	169,694	12/29/08	2008
Genco Commodus Limited …………...	Genco Commodus	169,025	7/22/09	2009
Genco Maximus Limited ……………...	Genco Maximus	170,500	Q3 2009 (2)	2009 (3)

Genco Claudius Limited ……………...	Genco Claudius	170,500	Q4 2009 (2)	2009 (3)

(1) Vessel was sold on 2/26/08 and the subsidiary was dissolved effective July 16, 2009.
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

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned.  Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues.  As of June 30, 2009 and December 31, 2008, the Company had a reserve of $1,650 and $1,350, respectively, related to these estimated customer claims.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers and cash and cash equivalents. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral.  During the three months ended June 30, 2009 and 2008, the Company earned 100% of its revenues from sixteen and fifteen customers, respectively.  Additionally, the Company earned 100% of its revenues from twenty and seventeen customers for the six months ended June 30, 2009 and 2008, respectively.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at June 30, 2009 and December 31, 2008.

For the three months ended June 30, 2009, there are two customers that individually accounted for more than 10% of revenue, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 31.33% and 15.18% of revenue, respectively.  For the three months ended June 30, 2008, there were two customers that individually accounted for more than 10% of revenue, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 32.80% and 14.30% of revenue, respectively.

For the six months ended June 30, 2009, there are two customers that individually accounted for more than 10% of revenue, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 30.40% and 15.27% of revenue, respectively.  For the six months ended June 30, 2008, there were two customers that individually accounted for more than 10% of revenue, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 30.36% and 15.58% of revenue, respectively.

The Company maintains all of its cash with three financial institutions.  None of the Company's cash balances are covered by insurance in the event of default by these financial institutions.

Derivative financial instruments

Interest rate risk management

The Company is exposed to interest rate risk due to fluctuations in variable interest rates.  The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to borrowings primarily for the purpose of acquiring drybulk vessels.  These borrowings are subject to a variable borrowing rate.  The Company uses pay-fixed receive-variable interest rate swaps to manage future interest costs and the risk associated with changing interest rate obligations.  These swaps are designated as cash flow hedges of future variable rate interest payments and are tested for effectiveness on a quarterly basis.

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

New accounting pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  This standard replaces SFAS No. 162, “The Heirarchy of Generally Accepted Accounting Principles” and will modify the U.S. GAAP hierarchy to include only two levels of GAAP; authoritative and nonauthoritative.  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS No. 168 is effective for fiscal years and interim periods ending after September 15, 2009.  As the Codification is not intended to alter existing U.S. GAAP, management believes it will not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively.  The adoption of SFAS No. 165 in the current quarter did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP 107-1 and APB 28-1 in the current quarter did not have an impact on the Company’s consolidated financial statements.  See Note 10 – Fair Value of Financial Instruments for the Company’s disclosures about the fair value of financial instruments.

In February 2008, the FASB issued FSP 157-2, which delays the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to fiscal years beginning after November 15, 2008 and interim periods with those fiscal years for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009 for calendar year end entities. The Company has already adopted SFAS No. 157 except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2. The adoption of FSP 157-2 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under SFAS No. 133. It is effective for financial statements issued for fiscal years and interim periods which began November 15, 2008, with early application encouraged.  The Company adopted the provisions of SFAS No. 161 effective January 1, 2009.  See Note 8 – Long-Term Debt and Note 2 – Summary of Significant Accounting Policies for the Company’s disclosures about its derivative instruments and hedging activities.

3 - CASH FLOW INFORMATION

The Company currently has eleven interest rate swaps, and these swaps are described and discussed in Note 8 – Long-Term Debt. The fair value of nine of the swaps is in a liability position of $48,109 and two of the swaps is in an asset position of $3,814 as of June 30, 2009.  At December 31, 2008, nine swaps were in a liability position of $65,937.

For the six months ended June 30, 2009, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses as of June 30, 2009 consisting of $78 for the purchase of vessels, $275 associated with deposits on vessels and $28 for the purchase of other fixed assets.  Additionally, for the six months ended June 30, 2009, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in prepaid expenses and other current assets as of June 30, 2009 consisting of $308 associated with deposits on vessels. For the six months ended June 30, 2008, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses as of June 30, 2008 consisting of $92 for the purchase of vessels, $491 associated with deposits on vessels, and $51 for the purchase of investments.  For the six months ended June 30, 2008, the Company also had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items in accounts payable and accrued expenses as of June 30, 2008 consisting of $98 associated with deferred financing costs and $251 for expenses associated with issuance of common stock in May 2008, which are not reflected in net proceeds of such issuance at June 30, 2008.  Additionally, for the six months ended June 30, 2008, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in prepaid expenses and other current assets as of June 30, 2009 consisting of $1,460 associated with deposits on vessels.

During the six months ended June 30, 2009 and 2008, cash paid for interest, net of amounts capitalized, was $26,674 and $23,314, respectively.

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

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

Below market time charters acquired were amortized as a net increase to revenue in the amount of $4,761 for the three months ended June 30, 2009 and June 30, 2008.  Below market time charters acquired were amortized as a net increase to revenue in the amounts of $9,469 and $11,610, respectively, for the six months ended June 30, 2009 and June 30, 2008.

Capitalized interest expense associated with newbuilding contracts for the three months ended June 30, 2009 and 2008 was $528 and $492, respectively.  Capitalized interest expense associated with newbuilding contracts for the six months ended June 30, 2009 and 2008 was $986 and $1,249, respectively.

5 –INVESTMENTS

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as Available For Sale (“AFS”) and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of OCI.  At June 30, 2009 and December 31, 2008, the Company held 16,335,100 shares of Jinhui capital stock which is recorded at its fair value of $35,433 and $16,772, respectively based on the closing price on June 30, 2009 and December 31, 2008 of 13.95 NOK and 7.14 NOK, respectively.  Effective on August 16, 2007, the Company elected to utilize hedge accounting for forward contracts hedging the currency risk associated with the Norwegian Kroner cost basis in the Jinhui stock.  The hedge was limited to the lower of the cost basis or the market value at time of the designation.  The unrealized appreciation in the stock and the currency translation gain above the cost basis are recorded as a component of OCI.  Realized gains and losses on the sale of these securities will be reflected in the Consolidated Statement of Operations in other (expense) income once sold.  Time value of the forward contracts are excluded from effectiveness testing and recognized in income.  For the three and six months ended June 30, 2008, an immaterial amount was recognized in other income or (expense) associated with excluded time value and ineffectiveness.  For the three and six months ended June 30, 2009, no hedges were utilized.

The unrealized currency translation gain for the Jinhui capital stock remains a component of OCI since this investment is designated as an AFS security.  For the three and six months ended June 30, 2008, the hedged portion of the currency translation (loss)/gain has been reclassed to the income statement as a component of other (expense) income.

Refer to Note 9 – Accumulated Other Comprehensive Deficit for a breakdown of the components of accumulated OCI.

During the fourth quarter of 2008, the Company reviewed the investment in Jinhui for indicators of other-than-temporary impairment in accordance with FSP 115-1.  Based on this review, the Company deemed the investment in Jinhui to be other-than-temporarily impaired as of December 31, 2008 due to the severity of the decline in its market value versus our cost basis.  As a result, during the fourth quarter of 2008, the Company recorded a $103,892 impairment charge.  As a result of the other-than-temporary impairment, the new cost basis of this investment is 7.14 NOK per share, the value of the investment at December 31, 2008.  The Company reviews the investment in Jinhui for impairment on a quarterly basis.  There were no impairment charges recognized for the three and six month periods ending June 30, 2009 and June 30, 2008, respectively.

               At June 30, 2009 and December 31, 2008, the Company did not have a short-term forward currency contract to hedge the Company’s exposure to the Norwegian Kroner related to the cost basis of Jinhui stock as described above.  The Company elected to discontinue the forward currency contract and hedge due to the underlying market value of Jinhui in October 2008.  The gain (loss) associated with these short-term forward currency contracts held during the three and six months ended June 30, 2008 is included as a component of other income (expense) and is offset by a reclassification from OCI for the hedged portion of the currency gain (loss) on investment.

The following table sets forth the net loss, realized and unrealized, related to the forward currency contracts and to the hedged translation on the cost basis of the Jinhui stock.  These are included as a component of other  income (expense).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss), realized and unrealized	$ –	($1,200)	$ –	($1,283)

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

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	31,268,394	29,750,309	31,264,460	29,242,118

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	31,268,394	29,750,309	31,264,460	29,242,118

Dilutive effect of restricted stock awards	166,420	207,389	128,873	193,906

Weighted average common shares outstanding, diluted	31,434,814	29,957,698	31,393,333	29,436,024

7 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

The Company makes an employee performing internal audit services available to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.   For the six months ended June 30, 2009 and 2008, the Company invoiced $62 and $65, respectively, to GMC for the time associated with such internal audit services.  Additionally, during the six months ended June 30,

2009 and 2008, the Company incurred travel and other related expenditures totaling $113 and $156, respectively, reimbursable to GMC or its service provider.   At June 30, 2009 and December 31, 2008, the amount due to the Company from GMC is $4 and $62, respectively.

During the six months ended June 30, 2009 and 2008, the Company incurred legal services aggregating $13 and $61, respectively, from Constantine Georgiopoulos, father of Peter C. Georgiopoulos, Chairman of the Board. At June 30, 2009 and December 31, 2008, $13 and $1, respectively, was outstanding to Constantine Georgiopoulos.

8 - LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2009	December 31, 2008

Outstanding total debt	$1,173,300	$1,173,300
Less: Current portion	—	—

Long-term debt	$1,173,300	$1,173,300

 2007 Credit Facility

On July 20, 2007, the Company entered into a credit facility with DnB Nor Bank ASA (the “2007 Credit Facility”) for the purpose of acquiring nine new Capesize vessels and refinancing the Company’s prior credit facility which it had entered into as of July 29, 2005 (the “2005 Credit Facility”) and short-term line of credit facility entered into as of May 3, 2007 (the “Short-Term Line”).  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent. The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the Company’s previous credit facilities, which have been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility at June 30, 2009 is $1,352,000.  As of June 30, 2009, $178,700 remains available to fund future vessel acquisitions.  The Company may borrow up to $50,000 of the $178,700 for working capital purposes.

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

•	The applicable margin to be added to the London Interbank Offered Rate to calculate the rate at which the Company’s borrowings bear interest is 2.00% per annum (the “Applicable Margin”).

•	The commitment commission payable to each lender is 0.70% per annum of the daily average unutilized commitment of such lender.

The significant covenants in the 2007 Credit Facility have been disclosed in the 2008 10-K.  As of June 30, 2009, the Company believes it is in compliance with all of the financial covenants under its 2007 Credit Facility, as amended.

At June 30, 2009, there were no letters of credit issued under the 2007 Credit Facility.

The following table sets forth the repayment of the outstanding debt of $1,173,300 at June 30, 2009 under the 2007 Credit Facility, as amended:

Period Ending December 31,	Total

2009 (July 1, 2009 – December 31, 2009)	$-
2010	-
2011	-
2012	55,190
2013	192,780
Thereafter	925,330

Total long-term debt	$1,173,300

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

	Three months ended June 30,		Six Months Ended June 30,
Effective interest rate associated with:	2009	2008	2009	2008
2007 Credit Facility, as amended	5.51%	5.31%	5.28%	5.27%
Debt, excluding unused commitment fees (range)	2.31% to 3.44%	2.98% to 5.60%	1.23% to 5.56%	2.98% to 6.10%

Interest rate swap agreements

The Company has entered into eleven interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates related to our 2007 Credit Facility. The total notional principal amount of the swaps at June 30, 2009 is $831,233 and the swaps have specified rates and durations.

The following table summarizes the interest rate swaps designated as cash flow hedges that are in place as of June 30, 2009 and December 31, 2008:

Interest Rate Swap Detail				June 30, 2009	December 31, 2008
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
9/7/07	4.56%	10/1/07	12/31/09	75,000	75,000
7/31/07	5.115%	11/30/07	11/30/11	100,000	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000	100,000
1/22/08	2.89%	2/1/08	2/1/11	50,000	50,000
1/9/09	2.05%	1/22/09	1/22/14	100,000	—
2/11/09	2.45%	2/23/09	2/23/14	50,000	—

				$831,233	$681,233

The following table summarizes the derivative asset and liability balances at June 30, 2009:

	Asset Derivatives		Liability Derivatives
As of June 30	2009		2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Interest rate contracts	Fair value of derivative instruments (Current Assets)	$–	Fair value of derivative instruments (Current Liabilities)	$1,487
Interest rate contracts	Fair value of derivative instruments (Noncurrent Assets)	3,814	Fair value of derivative instruments (Noncurrent Liabilities)	46,622

Total derivatives designated as hedging instruments under Statement 133		$3,814		$48,109

Total Derivatives		$3,814		$48,109

The following tables present the impact of derivative instruments and their location within the unaudited Consolidated Statement of Operations:

The Effect of Derivative Instruments on the Consolidated Statement of Operations
For the Three Month Period Ended June 30, 2009
Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2009		2009		2009

Interest rate contracts	$10,972	Interest Expense	$(6,650)	Other Income (Expense)	$(258)

The Effect of Derivative Instruments on the Consolidated Statement of Operations
For the Six Month Period Ended June 30, 2009
Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2009		2009		2009

Interest rate contracts	$9,642	Interest Expense	$(12,262)	Other Income (Expense)	$(261)

The liability associated with the swaps at December 31, 2008 was $65,937, which was presented as the fair value of derivatives on the balance sheet.  Hedge ineffectiveness associated with the interest rate swaps resulted in other income (expense) of ($20) for the six months ended June 30, 2008.

At June 30, 2009, ($27,015) of OCI is expected to be reclassified into interest expense over the next 12 months associated with interest rate derivatives.

The Company is required to provide collateral in the form of vessel assets to support the interest rate swap agreements.  Each of the Company’s thirty-two vessels serves as collateral in the aggregate amount of $100,000.

9 – ACCUMULATED OTHER COMPREHENSIVE DEFICIT

The components of accumulated other comprehensive deficit included in the accompanying consolidated balance sheets consist of net unrealized gain (loss) on cash flow hedges, net unrealized gain (loss) from investments, and cumulative translation adjustments on the investment in Jinhui stock as of June 30, 2009 and December 31, 2008.

	Accumulated OCI		Unrealized Gain (loss) on Cash Flow Hedges		Unrealized Gain on Investments	Currency Translation Gain on Investments
OCI – January 1, 2009	$	(66,014)	$	(66,014)	$—	$—
Unrealized gain on investments		15,997			15,997
Translation gain on investments		2,663				2,663
Unrealized gain on cash flow hedges		21,904		21,904
OCI – June 30, 2009	$	(25,450)	$	(44,110)	$15,997	$2,663

10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009	December 31, 2008
Cash and cash equivalents	$228,764	$124,956
Investments	35,433	16,772
Floating rate debt	1,173,300	1,173,300
Derivative instruments – asset position	3,814	—
Derivative instruments – liability position	48,109	65,937

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

The following table summarizes the valuation of our investments and financial instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed:

	June 30, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash Equivalents	$75,000	$75,000
Investments	35,433	35,433
Derivative instruments – asset position	3,814		3,814
Derivative instruments – liability position	48,109		48,109

The Company invested $75,000 in the JPMorgan US Dollar Liquidity Fund Institutional during the three months ended June 30, 2009.  The JPMorgan US Dollar Liquidity Fund Institutional is a money market fund which invests its assets in high quality transferable short term USD-denominated fixed and floating rate debt securities and has a portfolio with a weighted average investment maturity that will not exceed sixty days.  The value of this fund is publicly available and is considered a Level 1 item.  The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company’s interest rate derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR.  The Company has elected to use the income approach to value the derivatives, using observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  Refer to Note 8 – Long-Term Debt for further information regarding the Company’s interest rate swap agreements.  SFAS No. 157 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments in an asset or liability position and did not have a material impact on the fair value of these derivative instruments.  As of June 30, 2009, both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

11 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:
	June 30, 2009	December 31, 2008
Lubricant inventory and other stores	$3,980	$3,772
Prepaid items	3,639	2,581
Insurance receivable	3,660	2,345
Interest receivable on deposits for vessels to be acquired	3,855	3,547
Other	1,204	1,250
Total	$16,338	$13,495

12 – OTHER ASSETS, NET

Other assets consist of deferred financing costs which include fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized over the life of the related debt, and are included in interest expense. The Company has unamortized deferred financing costs of $8,029 and $4,974, respectively, at June 30, 2009 and December 31, 2008 associated with the 2007 Credit Facility. Accumulated amortization of deferred financing costs as of June 30, 2009 and December 31, 2008 was $2,045 and $1,548, respectively.  Amortization expense for deferred financing costs for the three months ended June 30, 2009 and 2008 was $267 and $152, respectively.  Amortization expense for deferred financing costs for the six months ended June 30, 2009 and 2008 was $497 and $342, respectively.

13 - FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2009	December 31, 2008
Fixed assets:
Vessel equipment	$1,339	$958
Leasehold improvements	1,146	1,146
Furniture and fixtures	347	347
Computer equipment	401	401
Total cost	3,233	2,852
Less: accumulated depreciation and amortization	1,324	1,140
Total	$1,909	$1,712

14 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2009	December 31, 2008
Accounts payable	$2,872	$4,371
Accrued general and administrative expenses	9,033	5,937
Accrued vessel operating expenses	6,714	7,037

Total	$18,619	$17,345

15 - REVENUE FROM TIME CHARTERS

Total revenue earned on time charters, including revenue earned in vessel pools, for the three months ended June 30, 2009 and 2008 was $93,701 and $104,572, respectively, and for the six months ended June 30, 2009 and 2008 was $190,351 and $196,242. Included in revenues for the three months ended June 30, 2009 and 2008 was $1,123 and $11,480 of profit sharing revenue, respectively, and for the six months ended June 30, 2009 and 2008 was $1,123 and $16,471.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of July 23, 2009 is expected to be $158,292 for the remaining two quarters of 2009, $224,450 during 2010, $98,234 during 2011 and $35,563 during 2012, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For most drydocks we assume twenty days of offhire, however for certain drydocks where limited procedures are to be performed, we assume ten days of offhire.  Future minimum revenue excludes the future acquisitions of the remaining two Capesize vessels, which are to be delivered to Genco in the future, since estimated delivery dates are not firm.  Additionally, future minimum revenue excludes revenue earned for the one vessel currently in a pool, namely the Genco Predator, as pool rates cannot be estimated.

16 - LEASE PAYMENTS

In September 2005, the Company entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company has a deferred rent credit at June 30, 2009 and December 31, 2008 of $696 and $706, respectively.  Rent expense for the three months ended June 30, 2009 and 2008, was $117 for each respective period.  Rent expense for the six months ended June 30, 2009 and 2008, was $233 for each of the respective periods.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $243 for the remainder of 2009, $496 for 2010, $518 for 2011 through 2013 and a total of $3,614 for the remaining term of the lease.

17 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan which is available to full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis.  The matching contribution vests immediately.  For three months ended June 30, 2009 and 2008, the Company’s matching contribution to the Plan was $32 and $27, respectively, and for the six months ended June 30, 2009 and 2008, the Company’s matching contribution to the Plan was $85 and $88.

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

Grants of nonvested common stock to executives and employees vest ratably on each of the four anniversaries of the determined vesting date.  Grants of nonvested common stock to directors vest the earlier of the first anniversary of the grant date or the date of the next annual shareholders’ meeting, which are typically held during May.  Grants of nonvested common stock to the Company’s Chairman, Peter C. Georgiopoulos which are not granted as part of grants made to all directors vest ratably on each of the ten anniversaries of the vesting date.

The following table presents a summary of the Company’s nonvested stock awards for the six months ended June 30, 2009:
	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2009	449,066	$27.96
Granted	—	—
Vested	(15,000)	62.55
Forfeited	—	—

Outstanding at June 30, 2009	434,066	$26.76

For the three and six months ended June 30, 2009 and 2008, the Company recognized nonvested stock amortization expense, which is included in general and administrative expenses, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
General and administrative expenses	$1,091	$1,607	$2,323	$3,195

       The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2009, unrecognized compensation cost related to nonvested stock will be recognized over a weighted average period of 4.82 years.

19 – STOCK REPURCHASE PROGRAM

On February 13, 2008, our board of directors approved a share repurchase program for up to a total of $50,000 of the Company's common stock.  Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company's discretion and without notice.  Repurchases will be subject to restrictions under the 2007 Credit Facility.  The 2007 Credit Facility was amended as of February 13, 2008 to permit the share repurchase program and provide that the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.  Subsequently, on January 26, 2009, the Company entered into the 2009 Amendment which amended the 2007 Credit Facility to require the Company to suspend all share repurchases until the Company can represent that it is in a position to again satisfy the collateral maintenance covenant.  Refer to Note 8 – Long-Term Debt.

Since the inception of the share repurchase program through June 30, 2009, the Company repurchased and retired 278,300 shares of its common stock for $11,500.  An additional 3,130 shares of common stock were repurchased from employees for $41 during 2008 pursuant to the Company’s Equity Incentive Plan rather than the share repurchase program.  No repurchases were made during the three and six months ended June 30, 2009.

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

21 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 10, 2009, the date of issuance of the financial statements herein.

    On July 22, 2009, the Company completed the acquisition of the Genco Commodus, a 2009 built Capesize vessel.  The Genco Constantine is the seventh of the Capesize vessels to be delivered from the acquisition from companies within the Metrostar Management Corporation group. The Company borrowed $96,500 from the 2007 Credit facility to complete this acquisition.  The remaining two Capesize vessels from the Metrostar acquisition are expected to delivered to Genco during the third and fourth quarters of 2009.

On July 24, 2009, the Company made grants of nonvested common stock under the Plan in the amount of 15,000 shares to directors of the Company other than Stephen A. Kaplan.  The grants to directors vest in full on the earlier of the first anniversary of the grant date or the date of the next annual shareholders meeting of the Company.  Upon grant of the nonvested stock, an amount of unearned compensation equivalent to the market value at the date of the grant, or $374, will be recorded as a component of shareholders’ equity.  Amortization of this charge is expected to be included in general and administrative expenses during 2009 and 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (ix) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims including offhire days; (x) our acquisition or disposition of vessels; (xi) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, our agreements to acquire a total of two drybulk vessels; (xii) the results of the investigation into the incident involving the collision of the Genco Hunter, the possible cause of and liability for such incident, and the scope of insurance coverage available to Genco for such incident; (xiii) our ability to collect amounts due from and the outcome of its pending arbitration against Samsun Logix Corporation with respect to the terminated charter for the Genco Cavalier;  (xiv) our ability to collect on any damage claim for the recent collision involving the Genco Cavalier; (xv) the completion of definitive documentation with respect to time charters; (xvi) charterers’ compliance with the terms of their charters in the current market environment; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent reports on Form 8-K and Form 10-Q.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company incorporated on September 27, 2004 to transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. As of July 29, 2009, our fleet consisted of seven Capesize, eight Panamax, four Supramax, six Handymax and eight Handysize drybulk carriers, with an aggregate carrying capacity of approximately 2,565,500 dwt, and the average age of our fleet was approximately 6.8 years, as compared to the average age for the world fleet of approximately 15 years for the drybulk shipping segments in which we compete. We seek to time charter vessels in our fleet to reputable charterers, including Lauritzen Bulkers A/S, Cargill International S.A., Pacific Basin Chartering Ltd., STX Panocean (UK) Co. Ltd., COSCO Bulk Carriers Co., Ltd., and Hyundai Merchant Marine Co. Ltd.  Twenty-seven of the 33 vessels in our fleet are presently engaged under time charter contracts that expire (assuming the option periods in the time charters are not exercised) between August 2009 and October 2012.

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

Our management team and our other employees are responsible for the commercial and strategic management of our fleet. Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters and voyage charters, and monitoring the performance of our vessels under their charters. Strategic management includes locating, purchasing, financing and selling vessels. We currently contract with two independent technical managers to provide technical management of our fleet at a lower cost than we believe would be possible in-house. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Members of our New York City-based management team oversee the activities of our independent technical managers.

During January 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun Logix Corporation, which has filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application. Charter hire for the Genco Cavalier has been received up until January 30, 2009. The Third Bankruptcy Division of the Seoul Central District Court (the “Bankruptcy Court”) accepted the rehabilitation application on March 6, 2009. The contract with Samsun was repudiated as a result of the non-payment of hire and the Genco Cavalier is currently on hire with a new charterer.  We will continue to pursue all legal options available to us under the Bankruptcy Court.

From time to time in the current global economic environment, our charterers with long-term time charters may request to renegotiate the terms of our charters with them.  As a general matter, we do not agree to make changes to the terms of our charters in response to such requests.  The failure of any charterer to meet its obligations under our long-term time charters could have an adverse effect on our results of operations.

Factors Affecting Our Results of Operations

 We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and six months ended June 30, 2009 and 2008.

	For the three months ended June 30,		Increase
	2009	2008	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	546.0	455.0	91.0	20.0%
Panamax	728.0	553.1	174.9	31.6%
Supramax	364.0	273.0	91.0	33.3%
Handymax	546.0	546.0	–	0.0%
Handysize	728.0	728.0	–	0.0%

Total	2,912.0	2,555.1	356.9	14.0%

Available days (2)
Capesize	546.0	455.0	91.0	20.0%
Panamax	716.5	552.2	164.3	29.8%
Supramax	364.0	273.0	91.0	33.3%
Handymax	529.2	546.0	(16.8)	(3.1%)
Handysize	710.3	710.1	0.2	0.0%

Total	2,866.1	2,536.3	329.8	13.0%

Operating days (3)
Capesize	545.4	455.0	90.4	19.9%
Panamax	711.5	541.1	170.4	31.5%
Supramax	363.3	268.8	94.5	35.2%
Handymax	527.5	545.2	(17.7)	(3.2%)

Handysize	697.1	707.5	(10.4)	(1.5%)

Total	2,844.7	2,517.6	327.1	13.0%

Fleet utilization (4)
Capesize	99.9%	100.0%	(0.1%)	(0.1%)
Panamax	99.3%	98.0%	1.3%	1.3%
Supramax	99.8%	98.5%	1.3%	1.3%
Handymax	99.7%	99.8%	(0.1%)	(0.1%)
Handysize	98.1%	99.6%	(1.5%)	(1.5%)
Fleet average	99.3%	99.3%	0.0%	0.0%

	For the three months ended June 30,		Increase
	2009	2008	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$60,270	$81,791	$(21,521)	(26.3%)
Panamax	29,375	36,675	(7,300)	(19.9%)
Supramax	29,064	48,124	(19,060)	(39.6%)
Handymax	26,215	34,825	(8,610)	(24.7%)
Handysize	19,721	20,039	(318)	(1.6%)

Fleet average	32,245	40,945	(8,700)	(21.2%)

Daily vessel operating expenses (6)
Capesize	$5,205	$4,850	$355	7.3%
Panamax	4,912	4,442	470	10.6%
Supramax	4,310	4,562	(252)	(5.5%)
Handymax	4,245	4,621	(376)	(8.1%)
Handysize	4,071	3,784	287	7.6%

Fleet average	4,556	4,378	178	4.1%

	For the six months ended June 30,		Increase
	2009	2008	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,086.0	859.0	227.0	26.4%
Panamax	1,448.0	1,155.8	292.2	25.3%
Supramax	724.0	546.0	178.0	32.6%
Handymax	1,086.0	1,092.0	(6.0)	(0.5%)
Handysize	1,448.0	1,454.4	(6.4)	(0.4%)

Total	5,792.0	5,107.2	684.8	13.4%

Available days (2)
Capesize	1,086.0	858.9	227.1	26.4%
Panamax	1,436.5	1,151.5	285.0	24.8%
Supramax	724.0	546.0	178.0	32.6%
Handymax	1,052.6	1,092.0	(39.4)	(3.6%)

Handysize	1,430.3	1,421.3	9.0	0.6%

Total	5,729.5	5,069.7	659.8	13.0%

Operating days (3)
Capesize	1,085.4	858.9	226.5	26.4%
Panamax	1,407.5	1,135.4	272.1	24.0%
Supramax	707.5	541.6	165.9	30.6%
Handymax	1,045.9	1,079.7	(33.9)	(3.1%)
Handysize	1,415.3	1,417.0	(1.7)	(0.1%)

Total	5,661.5	5,032.6	628.9	12.5%

Fleet utilization (4)
Capesize	99.9%	100.0%	(0.1%)	(0.1%)
Panamax	98.0%	98.6%	(0.6%)	(0.6%)
Supramax	97.7%	99.2%	(1.5%)	(1.5%)
Handymax	99.4%	98.9%	0.5%	0.5%
Handysize	99.0%	99.7%	(0.7%)	(0.7%)
Fleet average	98.8%	99.3%	(0.5%)	(0.5%)

	For the six months ended June 30,		Increase
	2009	2008	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$59,260	$76,155	$(16,895)	(22.2%)
Panamax	29,580	33,680	(4,100)	(12.2%)
Supramax	29,855	49,993	(20,138)	(40.3%)
Handymax	29,076	31,926	(2,850)	(8.9%)
Handysize	19,870	19,997	(127)	(0.6%)

Fleet average	32,724	38,419	(5,695)	(14.8%)

Daily vessel operating expenses (6)
Capesize	$5,192	$4,880	$312	6.4%
Panamax	5,220	4,504	716	15.9%
Supramax	4,607	4,369	238	5.4%
Handymax	4,481	4,384	97	2.2%
Handysize	4,192	3,806	386	10.1%

Fleet average	4,743	4,328	415	9.6%

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

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(U.S. dollars in thousands)
Voyage revenues	$93,701	$104,572	$190,351	$196,242
Voyage expenses	1,284	724	2,863	1,468
Net voyage revenue	$92,417	$103,848	$187,488	$194,774

(6) Daily vessel operating expenses.  We define daily vessel operating expenses as vessel operating expense divided by ownership days for the period.  Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance (excluding drydocking), the costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses.

Operating Data

For the three months ended June 30,		Increase
2009	2008	(Decrease)	% Change
(U.S. dollars in thousands, except for per share amounts)

Revenues	$93,701	$104,572	$(10,871)	(10.4%)

Operating Expenses:
Voyage expenses	1,284	724	560	77.3%
Vessel operating expenses	13,268	11,187	2,081	18.6%
General and administrative expenses	4,101	4,431	(330)	(7.4%)
Management fees	863	665	198	29.8%
Depreciation and amortization	20,933	16,748	4,185	25.0%

Total operating expenses	40,449	33,755	6,694	19.8%

Operating income	53,252	70,817	(17,565)	(24.8%)

Other (expense) income	(15,635)	(9,918)	(5,717)	57.6%

Net income	$37,617	$60,899	$(23,282)	(38.2%)

Earnings per share - Basic	$1.20	$2.05	$(0.85)	(41.5%)
Earnings per share - Diluted	$1.20	$2.03	$(0.83)	(40.9%)
Dividends declared and paid per share	$–	$1.00	$(1.00)	(100.0%)
Weighted average common shares outstanding - Basic	31,268,394	29,750,309	1,518,085	5.1%
Weighted average common shares outstanding - Diluted	31,434,814	29,957,698	1,477,116	4.9%

EBITDA (1)	$73,884	$88,840	$(14,956)	(16.8%)

For the three months ended June 30,		Increase
2009	2008	(Decrease)	% Change
(U.S. dollars in thousands, except for per share amounts)

Revenues	$190,351	$196,242	$(5,891)	(3.0%)

Operating Expenses:
Voyage expenses	2,863	1,468	1,395	95.0%
Vessel operating expenses	27,469	22,106	5,363	24.3%
General and administrative expenses	7,994	8,842	(848)	(9.6%)
Management fees	1,742	1,338	404	30.2%
Depreciation and amortization	41,882	32,612	9,270	28.4%
Gain on sale of vessel	–	(26,227)	26,227	(100.0%)

Total operating expenses	81,950	40,139	41,811	104.2%

Operating income	108,401	156,103	(47,702)	(30.6%)
Other (expense) income	(29,542)	(21,217)	(8,325)	39.2%

Net income	$78,859	$134,886	$(56,027)	(41.5%)

Earnings per share - Basic	$2.52	$4.61	$(2.09)	(45.3%)
Earnings per share - Diluted	$2.51	$4.58	$(2.07)	(45.2%)
Dividends declared and paid per share	$–	$1.85	$(1.85)	(100.0%)
Weighted average common shares outstanding - Basic	31,264,460	29,242,118	2,022,342	6.9%
Weighted average common shares outstanding - Diluted	31,393,333	29,436,024	1,957,309	6.6%

EBITDA (1)	$150,000	$189,925	$(39,925)	(21.0%)

(1)
EBITDA represents net income plus net interest expense and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidating internal financial statements, and it is presented for review at our board meetings.  We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a source of liquidity or cash flows as shown in our consolidated statement of cash flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income for each of the periods presented above:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

Net income	$37,617	$60,899	$78,859	$134,886
Net interest expense	15,334	11,193	29,259	22,427
Depreciation and amortization	20,933	16,748	41,882	32,612

EBITDA (1)	$73,884	$88,840	$150.000	$189,925

 (1) See above for an explanation of EBITDA

Results of Operations

The following table sets forth information about the vessels in our fleet as of June 30, 2009 as well as vessels to be acquired:

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)	Net Revenue Daily Rate (3)	Expected Delivery (4)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	December 2009	45,263	62,750	-
Genco Tiberius	2007	Cargill International S.A.	January 2010	45,263	62,750	-
Genco London	2007	SK Shipping Co., Ltd	August 2010	57,500	64,250	-
Genco Titus	2007	Cargill International S.A.	September 2011	45,000(5)	46,250	-
Genco Constantine	2008	Cargill International S.A.	August 2012	52,750(5)		-
Genco Hadrian	2008	Cargill International S.A.	October 2012	65,000(5)		-
Genco Commodus	2009	Morgan Stanley Capital Group Inc.	June 2011	36,000		-
Genco Maximus	2009(6)	To Be Determined (“TBD”)	TBD	TBD		Q3 2009
Genco Claudius	2009(6)	TBD	TBD	TBD		Q4 2009

Panamax Vessels
Genco Beauty	1999	Cargill International S.A.	September 2009	15,000 (7)		-
Genco Knight	1999	Swissmarine Services S.A.	September 2009	16,500 (8)		-
Genco Leader	1999	Baumarine AS	November 2009	20,742 (9)		-
Genco Vigour	1999	C Transport Panamax Ltd.	October 2009	20,000 (10)		-
Genco Acheron	1999	Global Chartering Ltd (a subsidiary of ArcelorMittal Group)	July 2011	55,250		-
Genco Surprise	1998	Hanjin Shipping Co., Ltd.	December 2010	42,100		-

Genco Raptor	2007	COSCO Bulk Carriers Co., Ltd.	April 2012	52,800	-
Genco Thunder	2007	Baumarine AS	October 2009	20,079(11)	-

Supramax Vessels
Genco Predator	2005	Bulkhandling Handymax A/S	October 2009	Spot(12)
Genco Warrior	2005	Hyundai Merchant Marine Co. Ltd.	November 2010	38,750	-
Genco Hunter	2007	Pacific Basin Chartering Ltd.	September 2009	16,000(13)	-
Genco Cavalier	2007	Clipper Bulk Shipping NV	Aug / Nov 2009	12,000/ 16,750(14)	-
Handymax Vessels
Genco Success	1997	Korea Line Corporation	February 2011	33,000(15)	-
Genco Carrier	1998	Louis Dreyfus Corporation	March 2011	37,000	-
Genco Prosperity	1997	Pacific Basin Chartering Ltd	June 2011	37,000	-
Genco Wisdom	1997	Hyundai Merchant Marine Co. Ltd.	February 2011	34,500	-
Genco Marine	1996	STX Pan Ocean Co. Ltd.	October 2009	13,750(16)	-
Genco Muse	2001	Global Maritime Investments Ltd.	November 2009	15,000(17)

Handysize Vessels
Genco Explorer	1999	Lauritzen Bulkers A/S	November 2009	Spot(18)	-
Genco Pioneer	1999	Lauritzen Bulkers A/S	November 2009	Spot(18)	-
Genco Progress	1999	Lauritzen Bulkers A/S	November 2009	Spot(18)	-
Genco Reliance	1999	Lauritzen Bulkers A/S	August 2010	Spot(18)	-
Genco Sugar	1998	Lauritzen Bulkers A/S	August 2010	Spot(18)	-
Genco Charger	2005	Pacific Basin Chartering Ltd.	November 2010	24,000	-
Genco Challenger	2003	Pacific Basin Chartering Ltd.	November 2010	24,000	-
Genco Champion	2006	Pacific Basin Chartering Ltd.	December 2010	24,000	-

(1) The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Except for the Genco Titus, Genco Constantine, and Genco Hadrian under the terms of each contract, the charterer is entitled to extend the time charters from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire. The charterer of the Genco Titus and Genco Hadrian has the option to extend the charter for a period of one year.  The Genco Constantine has the option to extend the charter for a period of eight months.
(2) Time charter rates presented are the gross daily charterhire rates before third-party commissions ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.
(3) For the vessels acquired with a below-market time charter rate, the approximate amount of revenue on a daily basis to be recognized as revenues is displayed in the column named “Net Revenue Daily Rate” and is net of any third-party commissions. Since these vessels were acquired with existing time charters with below-market rates, we allocated the purchase price between the respective vessels and an intangible liability for the value assigned to the below-market charterhire.  This intangible liability is amortized as an increase to voyage revenues over the minimum remaining term of the charter.  For cash flow purposes, we will continue to receive the rate presented in the “Cash
Daily Rate” column until the charter expires.
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
(7) We reached an agreement to extend the time charter for an additional 3 to 5.5 months at a rate of $15,000 per day. The extended time charter commenced following the expiration of the current time charter on May 22, 2009.
(8) We have entered into a short-term time charter for approximately 3 to 5.5 months at a rate of $16,500 per day, less a 5% third-party commission. The vessel entered into the time charter following the completion of its previous time charter with SK Shipping Ltd. on June 1, 2009.

(9) We reached an agreement to enter the vessel into the Baumarine Pool with an option to convert the balance period of the charter party to a fixed rate, but only after June 1, 2009. We exercised the option to convert the balance period of the charter party to a fixed rate on June 3, 2009 at a gross rate of $20,742 per day.
(10) We have reached an agreement to charter the vessel for 3.5 to 6 months at a rate of $20,000 per day less a 5% third-party commission which commenced on July 10, 2009.
(11) We have reached an agreement to enter the vessel into the Baumarine Pool with an option to convert the balance period of the charter party to a fixed rate, but only after March 1, 2009. We exercised the option to convert the balance period of the charter party to a fixed rate on June 1, 2009 at a gross rate of $20,079 per day.
(12) We entered the vessel into the Bulkhandling Handymax Pool with an option to convert the balance period of the charter party to a fixed rate, but only after January 1, 2009. In addition to a 1.25% third-party brokerage commission, the charter party calls for a management fee.
(13) We have reached an agreement to enter into a time charter the vessel for 3 to 5 months at a rate of $16,000 per day less a 5% third-party commission which commenced on June 24, 2009.
(14) We have reached an agreement to extend the time charter for approximately 3 to 5..5 months at a rate of $16,750 per day, less a 5% third-party commission. The new time charter will commence following the expiration of the existing time charter on or about August 24, 2009.
(15) We extended the time charter for an additional 35 to 37.5 months at a rate of $40,000 per day for the first 12 months, $33,000 per day for the following 12 months, $26,000 per day for the next 12 months and $33,000 per day thereafter less a 5% third-party commission. In all cases, the rate for the duration of the time charter will average $33,000 per day. For purposes of revenue recognition, the time charter contract is reflected on a straight-line basis at approximately
$33,000 per day for 35 to 37.5 months in accordance with U.S. GAAP.
(16) We have entered into a short-term time charter for approximately 3 to 5 months at a rate of $13,750 per day, less a 5% third-party commission. The vessel entered into the time charter following the completion of its previous time charter on July 6, 2009.
(17) We have extended the time charter for approximately 3 to 4.5 months. The new time charter commenced following the expiration of the prior time charter on August 7, 2009.
(18) We have reached an agreement to enter these vessels into a spot pool managed by Lauritzen Bulkers beginning at the expiration of their time charters on August 5, 2009. Under the pool agreement, we can withdraw up to three vessels with three months’ notice until December 31, 2009 and the remaining two vessels with 12 months’ notice. After December 31, 2009, we can withdraw up to two vessels with three months’ notice and the remaining three vessels with 12 months’ notice.

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

REVENUES-

For the three months ended June 30, 2009, revenues decreased 10.4% to $93.7 million versus $104.6 million for the three months ended June 30, 2008.  Revenues in both periods consisted of charter hire revenue earned by our vessels.  The decrease in revenues was due to the operation of a larger fleet offset by lower charter rates achieved for some of our vessels.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 21.2% to $32,245 a day for the three months ended June 30, 2009 from $40,945 a day for the three months ended June 30, 2008.  The decrease in TCE rates was due to lower charter rates achieved in the second quarter of 2009 compared to the second quarter of 2008 for six of the Panamax vessels, five of the Supramax and Handymax vessels, and three of the Handysize vessels in our current fleet.   Furthermore, lower TCE rates were achieved in the second quarter of 2009 compared to the same period last year due to the comparatively low revenue from the profit sharing agreements on two of our Capesize vessels.   This was partially offset by higher revenues on two of our Handymax vessels.

For the three months ended June 30, 2009 and 2008, we had ownership days of 2,912.0 days and 2,555.1 days, respectively.  Fleet utilization was 99.3% for both of the three month periods ended June 30, 2009 and 2008.

The current freight rate environment showed some signs of strength over the last quarter stemming from increased commodity demand out of China. As China moved ahead with the implementation of its infrastructure stimulus program, demand for commodities such as iron ore and coal pushed drybulk freight rates higher, led by increased demand for Capesize vessels importing iron ore from Brazil and Australia.  The rates that our vessels earn in the future may be affected if the current freight rate environment persists or worsens following expiration of our current charters.

VOYAGE EXPENSES-

For the three months ended June 30, 2009 and 2008, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under time charters that require the charterer to bear all of those expenses.

For the three months ended June 30, 2009 and 2008, voyage expenses were $1.3 million and $0.7 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $13.3 million from $11.2 million for the three months ended June 30, 2009 and 2008, respectively.  This increase was primarily due to the operation of a larger fleet, higher crewing and insurance expenses, as well as the operation of more Capesize vessels during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Daily vessel operating expenses grew to $4,556 per vessel per day for the three months ended June 30, 2009 from $4,378 per day for the three months ended June 30, 2008.  The increase in daily vessel operating expenses was due to higher crewing and insurance expenses, as well as the operation of larger class vessels, namely Capesize vessels for the second quarter of 2009 versus the same period last year.  These increases were offset by decreases in repair and maintenance expenses as well as expenses related to spare parts and stores and supplies.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For 2009, we budgeted daily vessel operating expenses at a weighted average rate of $5,350 per vessel per day.  Our actual daily vessel operating expenses per vessel have been $794 below the budgeted rate for the quarter ended June 30, 2009.  We expect that our actual daily vessel operating expenses per vessel for the quarter ending September 30, 2009 will also be below the budgeted rate.

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the three months ended June 30, 2009 and 2008, general and administrative expenses were $4.1 million and $4.4 million, respectively.  The decrease in general and administrative expenses was due to a decrease in costs associated with employee non-cash compensation and other administrative costs, offset by an increase in legal fees during the second quarter of 2009 as compared to the second quarter of 2008.

MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  For the three months ended June 30, 2009 and 2008, management fees were $0.9 million and $0.7 million, respectively.   The increase was primarily due to the operation of a larger fleet as well as an increase in monthly management fees.

DEPRECIATION AND AMORTIZATION-

For the three months ended June 30, 2009, depreciation and amortization charges grew to $20.9 million from $16.7 million for the three months ended June 30, 2008.  The increase was primarily due to the operation of a larger fleet.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended June 30, 2009 and 2008, net interest expense was $15.3 million and $11.2 million, respectively.  Net interest expense consisted primarily of interest payments made under our 2007 Credit Facility during both periods.  Additionally, interest income as well as amortization of deferred financing costs related to the 2007 Credit Facility are included in both periods.  The increase in net interest expense for second quarter 2009 versus second quarter 2008 was mostly a result of higher outstanding debt due to the acquisition of additional vessels during the second quarter through the fourth quarter of 2008 as well as an increase in the Applicable Margin as a result of the 2009 Amendment to the 2007 Credit Facility.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

REVENUES-

For the six months ended June 30, 2009, revenues decreased 3.0% to $190.4 million versus $196.2 million for the six months ended June 30, 2008.  Revenues in both periods consisted of charter hire revenue earned by our vessels.  The decrease in revenues was due to the operation of a larger fleet offset by lower charter rates achieved for some of our vessels.

The average TCE rate of our fleet decreased 14.8% to $32,724 a day for the six months ended June 30, 2009 from $38,419 a day for the six months ended June 30, 2008.  The decrease in TCE rates was due to lower charter rates achieved in the six months ended June 30, 2009 versus the comparable period in 2008 for four of the Panamax vessels, two of the Supramax, two of the Handymax vessels, and two of the Handysize vessels in our current fleet. Furthermore, lower TCE rates were achieved in the six months ended June 30, 2009 versus the same period last year due to less profit sharing revenue earned for one of the Capesize vessels.

For the six months ended June 30, 2009 and 2008, we had ownership days of 5,792.0 days and 5,107.2 days, respectively.  Fleet utilization for the six months ended June 30, 2009 and 2008 was 98.8% and 99.3%, respectively.  The utilization was lower for the six months ended June 30, 2009 primarily due to the unscheduled offhire of 16.5 days, 12.1 days and 12.0 days for the Genco Cavalier, Genco Raptor, and Genco Challenger, respectively.  This is offset by 12.1 days of unscheduled offhire for the Genco Carrier during the six months ended June 30, 2008.

VOYAGE EXPENSES-

For the six months ended June 30, 2009 and 2008, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under time charters that require the charterer to bear all of those expenses.

For the six months ended June 30, 2009 and 2008, voyage expenses were $2.9 million and $1.5 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $27.5 million from $22.1 million for the six months ended June 30, 2009 and 2008, respectively.  This was due mostly to higher crewing and insurance expenses as well as the operation of a larger fleet, namely Capesize vessels, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Daily vessel operating expenses grew to $4,743 per vessel per day for the six months ended June 30, 2009 from $4,328 per day for the six months ended June 30, 2008.  The increase in daily vessel operating expenses was due to higher crewing and insurance expenses, as well as the operation of larger class vessels, namely Capesize vessels for the first six months of 2009 versus the same period last year.   We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.   For 2009, we budgeted daily vessel operating expenses at a weighted average rate of $5,350 per vessel per day.  Our actual daily vessel operating expenses per vessel have been $607 below the budgeted rate for the six months ended June 30, 2009.  We expect that our actual daily vessel operating expenses per vessel for the quarter ending September 30, 2009 will also be below the budgeted rate.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the six months ended June 30, 2009 and 2008, general and administrative expenses were $8.0 million and $8.8 million, respectively.  The decrease in general and administrative expenses was due to costs associated with lower employee non-cash compensation and other employee-related costs.

MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  For the six months ended June 30, 2009 and 2008, management fees were $1.7 million and $1.3 million, respectively.  The increase was primarily due to the operation of a larger fleet.

DEPRECIATION AND AMORTIZATION-

For the six months ended June 30, 2009, depreciation and amortization charges grew to $41.9 million from $32.6 million for the six months ended June 30, 2008.  The increase primarily was due to the operation of a larger fleet.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the six months ended June 30, 2009 and 2008, net interest expense was $29.3 million and $22.4 million, respectively.  Net interest expense consisted primarily of interest payments made under our 2007 Credit Facility during both periods.  Additionally, interest income, as well as amortization of deferred financing costs related to the 2007 Credit Facility, are included in both periods.  The increase in net interest expense for six months ended June 30, 2009 versus the six months ended June 30, 2008 was mostly a result of higher outstanding debt due to the acquisition of additional vessels during the second quarter through the fourth quarter of 2008 as well as an increase in the Applicable Margin as a result of the 2009 Amendment to the 2007 Credit Facility.

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

We anticipate that internally generated cash flow and borrowings under our 2007 Credit Facility will be sufficient to fund the operations of our fleet, including our working capital requirements for the near term.  As a result of the reduction in the market values of vessels, we have entered into the 2009 Amendment.  The 2009 Amendment waived the existing collateral maintenance financial covenant, which required us to maintain pledged vessels with a value equal to at least 130% of our current borrowings, and accelerated the reductions of the total facility which began on March 31, 2009.  Please read the “2007 Credit Facility” section below for further details of the terms of the amendment.  We anticipate utilizing the remaining 2007 Credit Facility and internally generated cash flow or alternative financing to fund the anticipated acquisition of the remaining two Capesize vessels we have agreed to acquire.  The collateral maintenance covenant will be waived until we can represent that we are in compliance with all of our financial covenants.

Dividend Policy

Historically, our dividend policy, which commenced in November 2005, has been to declare quarterly distributions to shareholders by each February, May, August and November, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our board of directors determines we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  In the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.  On January 26, 2009, we entered into the 2009 Amendment pursuant to which we are required to suspend the payment of cash dividends until we can represent that we are in a position to satisfy the collateral maintenance covenant.  Refer to the “2007 Credit Facility” section below for further information regarding this amendment.  As such, a dividend was not declared for the quarter ended June 30, 2009.  The following table summarizes the dividends declared based on the results of the respective fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDED DECEMBER 31, 2009
2nd Quarter	–	N/A
1st Quarter	–	N/A
FISCAL YEAR ENDED DECEMBER 31, 2008
4th Quarter	–	N/A
3rd Quarter	$ 1.00	10/23/08
2nd Quarter	$ 1.00	7/24/08
1st Quarter	$ 1.00	4/29/08
FISCAL YEAR ENDED DECEMBER 31, 2007
4th Quarter	$ 0.85	2/13/08
3rd Quarter	$ 0.66	10/25/07
2nd Quarter	$ 0.66	7/26/07
1st Quarter	$ 0.66	4/26/07

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

Share Repurchase Program

              On February 13, 2008, our board of directors approved our share repurchase program for up to a total of $50.0 million of our common stock.   Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program were determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act.  The program does not require us to purchase any specific number or amount of shares and may be suspended or reinstated at any time in our discretion and without notice.  Repurchases under the program are subject to restrictions under the 2007 Credit Facility.  The 2007 Credit Facility was amended as of February 13, 2008 to permit the share repurchase program and provide that the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.  Subsequently, on January 26, 2009, we entered into the 2009 Amendment, which amended the 2007 Credit Facility to require us to suspend all share repurchases until we can represent that we are in a position to again satisfy the collateral maintenance covenant.  Refer to the “2007 Credit Facility” section below for further information regarding this amendment.  Pursuant to the 2009 Amendment, there were no share repurchases during the three and six months ended June 30, 2009.

Cash Flow

Net cash provided by operating activities for the six months ended June 30, 2009 and 2008, was $109.8 million and $131.6 million, respectively.  The decrease was primarily due to the higher net income realized for the six months ended June 30, 2008 versus the same period this year. Decreases in adjustments to reconcile net income to operating cash flows include $9.5 million of amortization of value of the time charters acquired as part of the Metrostar and Evalend acquisitions, $2.5 million of prepaid and other current and non-current assets, $1.5 million in deferred voyage revenue and $2.5 million in deferred drydock costs. Net cash provided by operating activities for the six months ended June 30, 2008 was primarily a result of recorded net income of $134.9 million, adjusted for depreciation and amortization charges of $32.6 million and offset by a $26.2 million gain on the sale of the Genco Trader.

Net cash used in investing activities was $2.4 million for the six months ended June 30, 2009 as compared to $302.0 million for the six months ended June 30, 2008.  For the six months ended June 30, 2009, cash used in investing activities primarily related to deposits on vessels to be acquired of $1.4 million which represents capitalized interest expense for vessels to be delivered. For the six months ended June 30, 2008 the cash used in investing activities mostly related to the purchase of vessels in the amount of $247.1 million, deposits on vessels to be acquired of $80.6 million, and the purchase of investments of $10.3 million, offset by the proceeds from the sale of the Genco Trader in the amount of $43.1 million.

            Net cash used in financing activities for the six months ended June 30, 2009 was $3.6 million as compared to $194.8 million of net cash provided by financing activities for the six months ended June 30, 2008.  For the six months ended June 30, 2009, net cash used in financing activities consisted of the payment of deferred financing costs of $3.6 million related to the amendment to the Company’s $1.4 billion revolving credit facility. For the six months ended June 30, 2008, net cash provided by financing activities consisted of the drawdown of $321.3 million related to the purchase of vessels and $195.7 million in net proceeds from our May 2008 follow-on offering. These inflows were offset by the repayment of $268.0 million under the 2007 Credit Facility and the payment of cash dividends of $53.8 million.
.
2007 Credit Facility

On July 20, 2007, we entered into a credit facility with DnB Nor Bank ASA (the “2007 Credit Facility”) for the purpose of acquiring the nine Capesize vessels and refinancing our 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent. We have used borrowings under the 2007 Credit Facility to repay amounts outstanding under our previous credit facilities, which have been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility was $1.4 billion.  As of June 30, 2009, $178.7 million remains available to fund future vessel acquisitions.  We may borrow up to $50 million of the $178.7 million for working capital purposes.

On January 26, 2009, we entered into the 2009 Amendment which implements the following modifications to the terms of the 2007 Credit Facility:

•
Compliance with the existing collateral maintenance financial covenant was waived effective for the year ended December 31, 2008 and until we can represent that we are in compliance with all of our financial covenants and are otherwise able to pay a dividend and purchase or redeem shares of common stock under the terms of the Credit Facility in effect before the 2009 Amendment.  Our cash dividends and share repurchases will be suspended until we can represent that we are in a position to again satisfy the collateral maintenance covenant.

•
The total amount of the 2007 Credit Facility will be subject to quarterly reductions of $12.5 million beginning March 31, 2009 through March 31, 2012 and $48.2 million of the total facility amount thereafter until the maturity date.  A final payment of $250.6 million will be due on the maturity date.

•	The Applicable Margin to be added to the London Interbank Offered Rate to calculate the rate at which our borrowings bear interest is 2.00% per annum.

•	The commitment commission payable to each lender is 0.70% per annum of the daily average unutilized commitment of such lender.

The significant covenants in the 2007 Credit Facility have been disclosed in the 2008 10-K. As of June 30, 2009, we believe we are in compliance with all of the financial covenants under our 2007 Credit Facility, as amended.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

We have entered into eleven interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $831.2 million and the swaps have specified rates and durations.

Refer to the table in Note 8 – Long-Term Debt of our financial statements which summarizes the interest rate swaps in place as of June 30, 2009 and December 31, 2008.

We have considered the creditworthiness of both ourselves and the counterparty in determining the fair value of the interest rate derivatives, and such consideration resulted in an immaterial adjustment to the fair value of derivatives on the balance sheet.  Valuations prior to any adjustments for credit risk are validated by comparison with counterparty valuations.  Amounts are not and should not be identical due to the different modeling assumptions.  Any material differences are investigated.

We had entered into a number of short-term forward currency contracts to protect ourselves from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described in Note 5 – Investment of our financial statements.  As forward contracts expired, we continued to enter into new forward currency contracts for the cost basis of the investment, excluding commissions.  However, hedge accounting is limited to the lower of the cost basis or the market value at time of designation.  We elected to discontinue the forward currency contracts as of October 10, 2008 due to the declining underlying market value of Jinhui.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of June 30, 2009.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of June 30, 2009.  The table incorporates the agreement to acquire two remaining Capesize vessels for approximately $192.0 million, inclusive of commissions for these acquisitions, and the employment agreement entered into in September 2007 with our Chief Financial Officer, John Wobensmith.  The table below also incorporates the borrowings on July 16, 2009 of $96.5 million associated with the acquisition of the Genco Commodus on July 22, 2009.  We plan to fund the remaining acquisitions with the remaining availability under the 2007 Credit Facility and cash generated from operations.  The interest and fees are also reflective of the 2007 Credit Facility, including the 2009 Amendment, and the interest rate swap agreements as discussed above under “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements.”

	Total	Within One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Credit Agreements	$1,269,800	$–	$42,800	$301,670	$925,330
Remainder of purchase price of acquisitions (2)	$192,000	$192,000	$–	$–	$–
Interest and borrowing fees	$293,092	$32,756	$121,506	$79,302	$59,528
Executive employment agreement	$513	$212	$301	$–	$–
Office lease	$5,907	$243	$1,014	$1,036	$3,614

(1)	Represents the six month period ending December 31, 2009.
(2)
The timing of these obligations are based on estimated delivery dates for the remaining two Capesize which are currently being constructed, and the obligation is inclusive of the commission due to brokers upon purchase of the vessels.

Interest expense has been estimated using the fixed hedge rate for the effective period and notional amount of the debt which is effectively hedged and 0.5625% for the portion of the debt that has no designated swap against it, plus the applicable bank margin of 2.00%.  We are obligated to pay certain commitment fees in connection with the 2007 Credit Facility, which have been reflected within interest and borrowing fees.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. Our fleet currently consists of seven Capesize drybulk carriers, eight Panamax drybulk carriers, four Supramax drybulk carriers, six Handymax drybulk carriers and eight Handysize drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings. We estimate our drydocking costs and scheduled off-hire days for our fleet through 2010 to be:

Year	Estimated Drydocking Cost (U.S. dollars in millions)	Estimated Off-hire Days

2009 (July 1- December 31, 2009)	$2.9	80
2010	$1.7	60

The costs reflected are estimates based on drydocking our vessels in China.  We estimate that each drydock will result in 20 days of off-hire.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  Two of our Capesize drybulk carriers that are drydocking in the fourth quarter of 2009 are anticipated to complete the required maintenance in only ten days.  We expect to fund these costs with cash from operations.

During the six months ended June 30, 2009, the Genco Muse, Explorer, Marine and Vigour completed drydocking at a total cost of $2.7 million.

We estimate that five of our vessels will be drydocked in the remainder of 2009.  An additional three of our vessels will be drydocked in 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Inflation has only a moderate effect on our expenses given current economic conditions. In the event that significant global inflationary pressures appear, these pressures would increase our operating, voyage, general and administrative, and financing costs.  However, we expect our costs to increase based on the anticipated increased cost for crewing and lubes.

CRITICAL ACCOUNTING POLICIES

Refer to the Critical Accounting Policies as disclosed in the 2008 10-K.  There have been no changes in these policies in the six months ended June 30, 2009.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  The Company has entered into eleven interest rate swap agreements with DnB NOR Bank to manage future interest costs and the risk associated with changing interest rates.  We held eleven interest rate risk management instruments at June 30, 2009 as compared to nine interest rate risk management instruments at December 31, 2008.  The total notional principal amount of the swaps is $831.2 million, and the swaps have specified rates and durations.  Refer to the table in Note 8 – Long-Term Debt of our financial statements which summarizes the interest rate swaps in place as of June 30, 2009 and December 31, 2008.

The swap agreements with effective dates prior to June 30, 2009 synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of swap plus the Applicable Margin as defined in the “2007 Credit Facility” section of Note 8 – Long-Term Debt of our financial statements.

The liability associated with the swaps at June 30, 2009 is $48.1 million and $65.9 million at December 31, 2008, and are presented as the fair value of derivatives on the balance sheet.  Additionally, at June 30, 2009, the

Company had two swaps in an asset position of $3.8 million.  As of June 30, 2009 and December 31, 2008, the Company has accumulated OCI of ($44.1) million and ($66.0) million, respectively, related to the effectively hedged portion of the swaps.  At June 30, 2009, ($27.0) million of OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in interest rates because we have significant amounts of floating rate debt outstanding.  For the six months ended June 30, 2008, we paid LIBOR plus 0.85% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for such swap’s effective period.  During the six months ended June 30, 2009, effective January 26, 2009 as a result of the 2009 amendment to the 2007 Credit Facility, we paid LIBOR plus 2.00% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for such swap’s effective period.  A 1% increase in LIBOR would result in an increase of $1.4 million in interest expense for the six months ended June 30, 2009, considering the increase would be only on the unhedged portion of the debt.

Derivative financial instruments

As of June 30, 2009, the Company has entered into eleven interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $831.2 million, and the swaps have specified rates and durations.  Refer to the table in Note 8 – Long-Term Debt of our financial statements which summarizes the interest rate swaps in place as of June 30, 2009 and December 31, 2008.

The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  The interest rate differential pertaining to the interest rate swaps for the three months ended June 30, 2009 and 2008 was $6.6 million and $3.4 million, respectively.  The interest rate differential pertaining to the interest rate swaps for the six months ended June 30, 2009 and 2008 was $12.3 million and $3.9 million.  The Company is currently utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of OCI.  The ineffective portion is recognized as other income (expense), which is a component of other (expense) income.  For any period of time that the Company did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation was recognized as other income (expense) and was listed as a component of other (expense) income.

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

The Company had entered into a number of short-term forward currency contracts to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described in Note 5 - Investments of our financial statements.  The use of short-term forward currency contracts was discontinued on October 10, 2008 due to the underlying value of Jinhui.  For further information on these forward currency contracts, please see page 38 under the heading “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements”.

Currency and exchange rates risk

The international shipping industry’s functional currency is the U.S. Dollar.  Virtually all of our revenues and most of our operating costs are in U.S. Dollars.  We incur certain operating expenses in currencies other than the U.S. dollar, and the foreign exchange risk associated with these operating expenses is immaterial.

The Company had entered into a number of short-term forward currency contracts to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described in Note 5 - Investments of our financial statements.  For further information on these forward currency contracts, please see page 38 under the heading “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements.”

The Company utilized hedge accounting on the cost basis of the Jinhui stock through October 10, 2008 when the use of the forward currency contract was discontinued due to the underlying value of Jinhui.

Investments

The Company holds investments in Jinhui of $35.4 million which are classified as available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  The Company classifies the investment as a current or noncurrent asset based on the Company’s intent to hold the investment at each reporting date.  The investments that are classified as available for sale are subject to risk of changes in market value, which if determined to be impaired (other than temporarily impaired), could result in realized impairment losses.  The Company reviews the carrying value of such investments on a quarterly basis to determine if any valuation adjustments are appropriate under SFAS No. 115.  During 2008, we reviewed the investment in Jinhui for indicators of other-than-temporary impairment.  This determination required significant judgment.  In making this judgment, we evaluated, among other factors, the duration and extent to which the fair value of the investment is less than its cost; the general market conditions, including factors such as industry and sector performance, and our intent and ability to hold the investment.  The Company’s investment in Jinhui was deemed to be other-than-temporarily impaired at December 31, 2008 due to the severity of the decline in its market value versus our cost basis.  During the quarter ended December 31, 2008, the Company recorded a $103.9 million impairment loss which was reclassified from OCI and recorded as a loss in the income statement for the quarter ended December 31, 2008.  We will continue to evaluate the investment on a quarterly basis to determine the likelihood of any further significant adverse effects on the fair value and amount of any additional impairment.  For the quarter ended June 30, 2009, we have not deemed our investment to be impaired.  In the event we determine that the Jinhui investment is subject to any additional impairment, the amount of the impairment would be reclassified from OCI and recorded as a loss in the income statement for the amount of the impairment.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  Below is updated information to the following risk factors contained in our Annual Report on Form 10-K.

The current global economic turndown may continue to negatively impact our business.

From time to time in the current global economic environment, our charterers with long-term time charters may request to renegotiate the terms of our charters with them.  As a general matter, we do not agree to make changes to the terms of our charters in response to such requests.  The failure of any charterer to meet its obligations under our long-term time charters could have an adverse effect on our results of operations.

U.S. tax authorities could treat us as a ‘passive foreign investment company,’ which could have adverse U.S. federal income tax consequences to U.S. shareholders.

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

In response to piracy incidents in 2008 and 2009, particularly in the Gulf of Aden off the coast of Somalia, after consultation with regulatory authorities, we have stationed armed guards on some of our vessels in some instances.  While our use of guards is intended to deter and prevent the hijacking of our vessels, it may also increase our risk of liability for death or injury to persons or damage to personal property.  While we believe we generally have adequate insurance in place to cover such liability, if we do not, it could adversely impact our business, results of operations, cash flows, and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2009, we did not repurchase any shares of our common stock pursuant to our share repurchase program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its Annual Meeting of Shareholders on May 14, 2009.

(b)	Not required.

(c)	Proposal No. 1: Election of Class I Directors:

For: Robert C. North	26,848,701	Withheld:	711,147
For: Basil G. Mavroleon	26,763,107	Withheld:	796,741
For: Harry A. Perrin	26,834,639	Withheld:	725,209

Messrs. North, Mavroleon and Perrin were re-elected as Class I directors until the Company’s 2012 Annual Meeting of Shareholders and until their successors are elected and qualified or until their earlier resignation or removal.

Proposal No. 2:	Ratification of appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2009:

Total shares for:	27,318,660
Total shares against:	144,576
Total shares abstaining	96,612
Number of shares voted:	27,559,848

The appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2009 was ratified.

(d)	None.

ITEM 5.	OTHER INFORMATION

In compliance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, we have provided certifications of our Principal Executive Officer and Principal Financial Officer to the Securities and Exchange Commission.  The certifications provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 accompanying this report have not been filed pursuant to the Exchange Act.

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

GENCO SHIPPING & TRADING LIMITED

DATE: August 10, 2009	By: /s/ Robert Gerald Buchanan Robert Gerald Buchanan President (Principal Executive Officer)
DATE: August 10, 2009	By: /s/ John C. Wobensmith John C. Wobensmith Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document
3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited (1)
3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005 (2)
3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006 (3)
3.4	Certificate of Designations of Series A Preferred Stock (4)
3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of April 9, 2007 (4)
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)           Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.
(2)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.
(3)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.
(4)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2007.

(Remainder of page left intentionally blank)