Form 10-Q
period 2009-09-30
GENCO SHIPPING & TRADING LTD
filed 2009-11-09
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes  ☐   No    ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2009:
Common stock, $0.01 per share — 31,724,548 shares.

Genco Shipping & Trading Limited

Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

a)	Consolidated Balance Sheets -

September 30, 2009 and December 31, 2008	4

b)	Consolidated Statements of Operations -

For the three and nine months ended September 30, 2009 and 2008	5

c)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income -

For the nine months ended September 30, 2009	6

d)	Consolidated Statements of Cash Flows -

For the nine months ended September 30, 2009 and 2008	7

e)	Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008	8

Item 2.	Management’s Discussion and Analysis of

Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	42

PART II      OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 5.	Other Information	44

Item 6.	Exhibits	45

Genco Shipping & Trading Limited
Consolidated Balance Sheets as of September 30, 2009
and December 31, 2008
(U.S. Dollars in thousands, except for share data)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$243,757	$124,956
Restricted cash	17,000	—
Due from charterers, net of a reserve of $80 and $244, respectively	1,413	2,297
Prepaid expenses and other current assets	12,955	13,495
Total current assets	275,125	140,748

Noncurrent assets:
Vessels, net of accumulated depreciation of $201,892 and $140,388, respectively	1,919,161	1,726,273
Deposits on vessels	30,608	90,555
Deferred drydock, net of accumulated depreciation of $3,350 and $2,868, respectively	10,533	8,972
Other assets, net of accumulated amortization of $2,315 and $1,548, respectively	7,759	4,974
Fixed assets, net of accumulated depreciation and amortization of $1,439 and $1,140, respectively	2,389	1,712
Fair value of derivative instruments	1,327	—
Investments	49,238	16,772
Total noncurrent assets	2,021,015	1,849,258

Total assets	$2,296,140	$1,990,006

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$21,175	$17,345
Current portion of long term debt	50,000	—
Deferred revenue	10,073	10,356
Fair value of derivative instruments	815	2,491
Total current liabilities	82,063	30,192

Noncurrent liabilities:
Deferred revenue	2,427	2,298
Deferred rent credit	692	706
Fair market value of time charters acquired	9,304	23,586
Fair value of derivative instruments	50,094	63,446
Long-term debt	1,289,500	1,173,300
Total noncurrent liabilities	1,352,017	1,263,336

Total liabilities	1,434,080	1,293,528

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 31,724,548 and 31,709,548 shares at September 30, 2009 and December 31, 2008, respectively	317	317
Paid-in capital	721,334	717,979
Accumulated other comprehensive deficit	(16,918)	(66,014)
Retained earnings	157,327	44,196
Total shareholders’ equity	862,060	696,478

Total liabilities and shareholders’ equity	$2,296,140	$1,990,006
See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008
(U.S. Dollars in Thousands, Except for Earnings per Share and Share Data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$92,949	$107,557	$283,301	$303,798

Operating expenses:
Voyage expenses	1,002	1,748	3,866	3,216
Vessel operating expenses	14,766	11,509	42,235	33,615
General and administrative expenses	3,782	4,133	11,775	12,975
Management fees	878	712	2,620	2,050
Depreciation and amortization	22,297	18,840	64,179	51,453
Gain on sale of vessel	-	-	-	(26,227)

Total operating expenses	42,725	36,942	124,675	77,082

Operating income	50,224	70,615	158,626	226,716

Other (expense) income:
Other expense	(15)	(629)	(298)	(2,009)
Interest income	104	634	169	1,609
Interest expense	(16,042)	(12,031)	(45,366)	(35,433)
Income from investments	-	4,410	-	7,001

Other expense	(15,953)	(7,616)	(45,495)	(28,832)

Net income	$34,271	$62,999	$113,131	$197,884

Earnings per share-basic	$1.10	$2.00	$3.62	$6.60
Earnings per share-diluted	$1.09	$1.99	$3.60	$6.56
Weighted average common shares outstanding-basic	31,295,916	31,423,483	31,275,061	29,974,547
Weighted average common shares outstanding-diluted	31,473,369	31,610,262	31,420,304	30,166,060
Dividends declared per share	$-	$1.00	$-	$2.85

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Unaudited)
For the Nine Months Ended September 30, 2009
(U.S. Dollars in Thousands Except for Per Share and Share Data)

	Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Deficit	Comprehensive Income	Total
Balance – January 1, 2009	$317	$717,979	$44,196	$(66,014)		$696,478

Net income			113,131		$113,131	113,131

Unrealized gain on investments				24,102	24,102	24,102

Unrealized gain on currency translation on investments				8,364	8,364	8,364

Unrealized gain on cash flow hedges				16,630	16,630	16,630

Comprehensive income					$162,227

Issuance of 15,000 shares of nonvested stock	—	—				—

Nonvested stock amortization		3,355				3,355

Balance – September 30, 2009	$317	$721,334	$157,327	$(16,918)		$862,060

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2009 and 2008
(U.S. Dollars in Thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$113,131	$197,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,179	51,453
Amortization of deferred financing costs	767	556
Amortization of fair market value of time charterers acquired	(14,282)	(16,545)
Realized gain on forward currency contracts	-	(3,382)
Unrealized loss on derivative instruments	275	57
Unrealized loss on hedged investment	-	8,848
Unrealized gain on forward currency contracts	-	(3,375)
Realized income on investment	-	(7,001)
Amortization of nonvested stock compensation expense	3,355	4,671
Gain on sale of vessel	-	(26,227)
Change in assets and liabilities:
Decrease in due from charterers	884	828
Increase in prepaid expenses and other current assets	(1,683)	(3,118)
Increase in accounts payable and accrued expenses	3,760	3,749
(Decrease) increase in deferred revenue	(154)	3,369
Decrease in deferred rent credit	(14)	(14)
Deferred drydock costs incurred	(3,938)	(4,327)

Net cash provided by operating activities	166,280	207,426

Cash flows from investing activities:
Purchase of vessels	(191,541)	(411,968)
Deposits on vessels	(908)	(57,408)
Purchase of investments	-	(10,251)
Proceeds from forward currency contracts, net	-	3,426
Realized income on investment	-	7,001
Deposits of restricted cash	(17,000)	-
Proceeds from sale of vessels	-	43,084
Purchase of other fixed assets	(678)	(162)

Net cash used in investing activities	(210,127)	(426,278)

Cash flows from financing activities:
Proceeds from 2007 Credit Facility	166,200	461,500
Repayments on the 2007 Credit Facility	-	(268,000)
Cash dividends paid	-	(85,590)
Net proceeds from issuance of common stock	-	195,554
Payments to acquire and retire common stock		(10,040)
Payment of deferred financing costs	(3,552)	(3,613)

Net cash provided by financing activities	162,648	289,811

Net increase in cash and cash equivalents	118,801	70,959

Cash and cash equivalents at beginning of period	124,956	71,496

Cash and cash equivalents at end of period	$243,757	$142,455

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
 (U.S. Dollars in Thousands Except Per Share and Share Data)

Notes to Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

1 - GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its wholly owned subsidiaries (collectively, the “Company,” “we” or “us”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T was incorporated on September 27, 2004 under the laws of the Marshall Islands and as of September 30, 2009, is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; and the ship-owning subsidiaries as set forth below.

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of September 30, 2009:

Wholly Owned Subsidiaries	Vessels Acquired	Dwt	Date Delivered	Year Built

Genco Reliance Limited.........................	Genco Reliance	29,952	12/6/04	1999
Genco Vigour Limited............................	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited..........................	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited.............................	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited..............................	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited...........................	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited.........................	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited.........................	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited.........................	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited...........................	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited............................	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited............................	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited...........................	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited.....................	Genco Prosperity	47,180	4/4/05	1997
Genco Muse Limited …………………	Genco Muse	48,913	10/14/05	2001
Genco Acheron Limited ……………..	Genco Acheron	72,495	11/7/06	1999
Genco Surprise Limited ……………...	Genco Surprise	72,495	11/17/06	1998
Genco Augustus Limited …………....	Genco Augustus	180,151	8/17/07	2007
Genco Tiberius Limited ……………...	Genco Tiberius	175,874	8/28/07	2007
Genco London Limited ………………	Genco London	177,833	9/28/07	2007
Genco Titus Limited ……………........	Genco Titus	177,729	11/15/07	2007
Genco Challenger Limited …………..	Genco Challenger	28,428	12/14/07	2003
Genco Charger Limited ……………...	Genco Charger	28,398	12/14/07	2005
Genco Warrior Limited ……………...	Genco Warrior	55,435	12/17/07	2005
Genco Predator Limited ……………..	Genco Predator	55,407	12/20/07	2005
Genco Hunter Limited ……………….	Genco Hunter	58,729	12/20/07	2007
Genco Champion Limited …………...	Genco Champion	28,445	1/2/08	2006
Genco Constantine Limited …………	Genco Constantine	180,183	2/21/08	2008
Genco Raptor LLC…………………....	Genco Raptor	76,499	6/23/08	2007
Genco Cavalier LLC………………….	Genco Cavalier	53,617	7/17/08	2007
Genco Thunder LLC…………………	Genco Thunder	76,499	9/25/08	2007
Genco Hadrian Limited ……………..	Genco Hadrian	169,694	12/29/08	2008
Genco Commodus Limited ………….	Genco Commodus	169,025	7/22/09	2009
Genco Maximus Limited …………….	Genco Maximus	169,025	9/18/09	2009
Genco Claudius Limited ……………..	Genco Claudius	170,500	Q4 2009 (1)	2009 (2)

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

Fixed assets, net

Fixed assets, net are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are based on a straight line basis over the estimated useful life of the specific asset placed in service.  The following table is used to determine the typical estimated useful lives:

Description                                  Useful lives

Leasehold improvements                                    15 years
Furniture, fixtures & other equipment                 5 years
Vessel equipment                                                 2-15 years
Computer equipment                                              3 years

Depreciation and amortization expense for fixed assets for the three months ended September 30, 2009 and 2008 was $115 and $105, respectively.  Depreciation and amortization expense for fixed assets for the nine months ended September 30, 2009 and 2008 was $299 and $308, respectively.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned.  Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues.  As of September 30, 2009 and December 31, 2008, the Company had a reserve of $1,616 and $1,350, respectively, related to these estimated customer claims.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers and cash and cash equivalents. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral.  During the three months ended September 30, 2009 and 2008, the Company earned

100% of its revenues from eighteen and nineteen customers, respectively.  Additionally, the Company earned 100% of its revenues from twenty-two and twenty customers for the nine months ended September 30, 2009 and 2008, respectively.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at September 30, 2009 and December 31, 2008.

For the three months ended September 30, 2009, there are two customers that individually accounted for more than 10% of revenues, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 30.43% and 12.40% of revenues, respectively.  For the three months ended September 30, 2008, there were two customers that individually accounted for more than 10% of revenues, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 27.53% and 12.60% of revenues, respectively.

For the nine months ended September 30, 2009, there are two customers that individually accounted for more than 10% of revenues, Cargill International S.A. and Pacific Basin Chartering Ltd.,, which represented 30.41% and 14.33% of revenues, respectively.  For the nine months ended September 30, 2008, there were two customers that individually accounted for more than 10% of revenues, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 29.36% and 14.52% of revenues, respectively.

The Company maintains all of its cash and cash equivalents with three financial institutions.  None of the Company's cash and cash equivalent balances are covered by insurance in the event of default by these financial institutions.

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

New accounting pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standard Codification and the Hierarchy U.S. GAAP (the “Codification”), which replaced prior guidance and modified the U.S. GAAP hierarchy to include only two levels of U.S. GAAP:  authoritative and nonauthoritative (formerly SFAS No. 168, “The FASB Accounting Standard Codification and the hierarchy of Generally Accepted Accounting Principles”).  The Codification became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  On the effective date of the Codification, it superseded all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.  The Codification is effective for fiscal years and interim periods ending after September 15, 2009.  The adoption of the Codification in the current quarter did not have a material impact on the Company’s consolidated interim financial statements.

In May 2009, the FASB issued additional guidance related to subsequent events (formerly SFAS No. 165, “Subsequent Events”) .  This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, it sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance is effective for fiscal years and interim periods ended after June 15, 2009 and is applied prospectively.  The adoption of this guidance during the quarter ended June 30, 2009 did not have a material impact on the Company’s consolidated interim financial statements.

In April 2009, the FASB issued guidance related to interim disclosures about fair value of financial instruments which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements (formerly FASB Staff Position 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments”).  This guidance is effective for interim reporting periods ended after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009.  The adoption of this guidance in the quarter ended June 30, 2009 did not have an impact on the Company’s consolidated interim financial statements.  See Note 10 – Fair Value of Financial Instruments for the Company’s disclosures about the fair value of financial instruments.

In February 2008, the FASB issued guidance delaying the effective date of fair value measurement guidance to fiscal years beginning after November 15, 2008 and interim periods with those fiscal years for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009 for calendar year end entities (formerly FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”). The Company has already adopted this fair value measurement guidance except as it applies to nonfinancial assets and liabilities. The adoption of this guidance did not have a material impact on the Company’s consolidated interim financial statements.

In December 2007, the FASB issued guidance that will significantly change the accounting for business combinations (formerly SFAS No. 141 (Revised 2007), “Business Combinations”).  Under this guidance, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. This guidance also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this guidance effective January 1, 2009.  As these provisions are applied prospectively, the impact to the Company cannot be determined until any such transactions occur.

In March 2008, the FASB issued guidance related to disclosures about derivative instruments and hedging activities, which amends previous guidance (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133”). The new guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under previous hedging guidance. It is effective for financial statements issued for fiscal years and interim periods which began November 15, 2008, with early application encouraged.  The Company adopted the provisions of this guidance effective January 1, 2009.  See Note 8 – Long-Term Debt and Note 2 – Summary of Significant Accounting Policies, for the Company’s disclosures about its derivative instruments and hedging activities.

3 - CASH FLOW INFORMATION

The Company currently has eleven interest rate swaps, and these swaps are described and discussed in Note 8 – Long-Term Debt. The fair value of ten of the swaps is in a liability position of $50,909 and one of the swaps is in an asset position of $1,327 as of September 30, 2009.  At December 31, 2008, nine swaps were in a liability position of $65,937.

For the nine months ended September 30, 2009, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses as of September 30, 2009 consisting of $513 for the purchase of vessels, $70 associated with deposits on vessels and $297 for the purchase of other fixed assets.  Additionally, for the nine months ended September 30, 2009, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in prepaid expenses and other current assets as of September 30, 2009 consisting of $130 associated with deposits on vessels. For the nine months ended September 30, 2008, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses as of September 30, 2008 consisting of $407 for the purchase of vessels, $483 associated with deposits on vessels, $25 for the purchase of other fixed assets and $51 for the purchase of investments.  For the nine months ended September 30, 2008, the Company also had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items in accounts payable and accrued expenses as of September 30, 2008 consisting of $160 associated with deferred financing costs and $1,460 associated with share repurchases, which are reflected as share repurchases at September 30, 2008.  Additionally, for the nine months ended September 30, 2008, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in prepaid expenses and other current assets as of September 30, 2008 consisting of $4,455 associated with deposits on vessels.

For the nine months ended September 30, 2009, the Company made a non-cash reclassification of $60,454 from deposits on vessels to vessels, net of accumulated depreciation, due to the completion of the purchase of the Genco Commodus and Genco Maximus.

During the nine months ended September 30, 2009 and 2008, cash paid for interest, net of amounts capitalized, was $42,101 and $34,859 respectively.

On January 10, 2008, the Board of Directors approved a grant of 100,000 shares of nonvested common stock to Peter Georgiopoulos, Chairman of the Board.  The fair value of such nonvested stock was $4,191 on the grant date and was recorded in equity.  Additionally, on February 13, 2008 and July 24, 2008, the Company made grants of nonvested common stock under the Genco Shipping and Trading Limited 2005 Equity Incentive Plan in the amount of 12,500 and 15,000 shares, respectively, to directors of the Company.  The fair value of such nonvested stock was $689 and $938, respectively, on the grant dates and was recorded in equity.

On July 24, 2009, the Company made grants of nonvested common stock under the Genco Shipping and Trading Limited 2005 Equity Incentive Plan in the amount of 15,000 shares to directors of the Company.  The fair value of such nonvested stock was $374 on the grant date and was recorded in equity.

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

Below market time charters acquired were amortized as a net increase to revenue in the amount of $4,813 and $4,935 for the three months ended September 30, 2009 and 2008, respectively.  Below market time charters acquired were amortized as a net increase to revenue in the amounts of $14,282 and $16,545, respectively, for the nine months ended September 30, 2009 and 2008.

Capitalized interest expense associated with newbuilding contracts for the three months ended September 30, 2009 and 2008 was $331 and $1,543, respectively.  Capitalized interest expense associated with newbuilding contracts for the nine months ended September 30, 2009 and 2008 was $1,317 and $4,328, respectively.

5 –INVESTMENTS

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as Available For Sale (“AFS”) and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of OCI.  At September 30, 2009 and December 31, 2008, the Company held 16,335,100 shares of Jinhui capital stock which is recorded at its fair value of $49,238 and $16,772, respectively based on the closing price on September 30, 2009 and December 31, 2008 of 17.40 NOK and 7.14 NOK, respectively.

During the fourth quarter of 2008, the Company reviewed the investment in Jinhui for indicators of other-than-temporary impairment in accordance with Accounting Standards Codification 320-10, Investments – Debt and Equity Securities (“ASC 320-10”) (formerly FSP 115-1, “Recognition and Presentation of Other-Than-Temporary Impairments”).  Based on this review, the Company deemed the investment in Jinhui to be other-than-temporarily impaired as of December 31, 2008 due to the severity of the decline in its market value versus our cost basis.  As a result, during the fourth quarter of 2008, the Company recorded a $103,892 impairment charge.  As a result of the other-than-temporary impairment, the new cost basis of this investment is 7.14 NOK per share, the value of the investment at December 31, 2008.  The Company reviews the investment in Jinhui for impairment on a quarterly basis.  There were no impairment charges recognized for the three and nine month periods ended September 30, 2009 and 2008, respectively.

The unrealized currency translation gain for the Jinhui capital stock remains a component of OCI since this investment is designated as an AFS security.  For the three and nine months ended September 30, 2008, the hedged portion of the currency translation (loss)/gain has been reclassed to the income statement as a component of other (expense) income.

Refer to Note 9 – Accumulated Other Comprehensive Deficit for a breakdown of the components of accumulated OCI.

Effective on August 16, 2007, the Company elected to utilize hedge accounting for forward contracts hedging the currency risk associated with the Norwegian Kroner cost basis in the Jinhui stock.  The hedge was limited to the lower of the cost basis or the market value at time of the designation.  The unrealized appreciation in the stock and the currency translation gain above the cost basis was recorded as a component of OCI.  Realized gains and losses on the sale of these securities will be reflected in the Consolidated Statement of Operations in other (expense) income once sold.  Time value of the forward contracts was excluded from effectiveness testing and recognized in income.  For the three and nine months ended September 30, 2008, an immaterial amount was recognized in other income or (expense) associated with excluded time value and ineffectiveness.  For the three and nine months ended September 30, 2009, no hedges were utilized.

               At September 30, 2009 and December 31, 2008, the Company did not have a short-term forward currency contract to hedge the Company’s exposure to the Norwegian Kroner related to the cost basis of Jinhui stock as described above.  The Company elected to discontinue the forward currency contract and hedge due to the underlying market value of Jinhui in October 2008.  The gain (loss) associated with these short-term forward currency contracts held during the three and nine months ended September 30, 2008 is included as a component of other income (expense) and is offset by a reclassification from OCI for the hedged portion of the currency gain (loss) on investment.

The following table sets forth the net loss, realized and unrealized, related to the forward currency contracts and to the hedged translation on the cost basis of the Jinhui stock.  These are included as a component of other  income (expense).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss), realized and unrealized	$–	$(765)	$–	$(2,047)

6 - EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the vesting of nonvested stock awards (see Note 18 – Nonvested Stock Awards), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	31,295,916	31,423,483	31,275,061	29,974,547

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	31,295,916	31,423,483	31,275,061	29,974,547

Dilutive effect of restricted stock awards	177,453	186,779	145,243	191,513

Weighted average common shares outstanding, diluted	31,473,369	31,610,262	31,420,304	30,166,060

7 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

The Company makes an employee performing internal audit services available to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.   For the nine months ended September 30, 2009 and 2008, the Company invoiced $98 and $100, respectively, to GMC which includes time associated with such internal audit services of $94 as well as $4 of office expenses.  Additionally, during the nine months ended September 30, 2009 and 2008, the Company incurred travel and other related expenditures totaling $124 and $252, respectively, reimbursable to GMC or its service provider.   At September 30, 2009 and December 31, 2008, the amount due to the Company from GMC is $15 and $62, respectively.

During the nine months ended September 30, 2009 and 2008, the Company incurred legal services aggregating $37 and $87, respectively, from Constantine Georgiopoulos, father of Peter C. Georgiopoulos, Chairman of the Board. At September 30, 2009 and December 31, 2008, $37 and $1, respectively, was outstanding to Constantine Georgiopoulos.

8 - LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2009	December 31, 2008

Outstanding total debt	$1,339,500	$1,173,300
Less: Current portion	(50,000)	—

Long-term debt	$1,289,500	$1,173,300

2007 Credit Facility

On July 20, 2007, the Company entered into a credit facility with DnB Nor Bank ASA (the “2007 Credit Facility”) for the purpose of acquiring nine new Capesize vessels and refinancing the Company’s prior credit facility which it had entered into as of July 29, 2005 (the “2005 Credit Facility”) and short-term line of credit facility entered into as of May 3, 2007 (the “Short-Term Line”).  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent. The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the Company’s previous credit facilities, which have been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility at September 30, 2009 is $1,339,500.  As of September 30, 2009, the Company has utilized its maximum borrowing capacity under the 2007 Credit Facility.

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

The significant covenants in the 2007 Credit Facility have been disclosed in the 2008 10-K.  As of September 30, 2009, the Company believes it is in compliance with all of the financial covenants under its 2007 Credit Facility, as amended.

The Company has recorded $17,000 of restricted cash, or $500 per vessel, as a current asset at September 30, 2009.  Since the Company has utilized its maximum borrowing capacity under the 2007 Credit Facility at September 30, 2009, the Company was required to hold this balance at September 30, 2009 to comply with the minimum cash balance covenant under its 2007 Credit Facility, as amended.

At September 30, 2009, there were no letters of credit issued under the 2007 Credit Facility.

 The following table sets forth the repayment of the outstanding debt of $1,339,500 at September 30, 2009 under the 2007 Credit Facility, as amended:

Period Ending December 31,	Total

2009 (October 1, 2009 – December 31, 2009)	$12,500
2010	50,000
2011	50,000
2012	108,890
2013	192,780
Thereafter	925,330

Total long-term debt	$1,339,500

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

	Three months ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Effective Interest Rate	5.13%	5.27%	5.23%	5.27%
Range of Interest Rates (excluding impact of swaps)	2.25% to 3.25%	3.35% to 4.66%	1.23% to 5.56%	2.98% to 6.10%

Interest rate swap agreements

The Company has entered into eleven interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates related to our 2007 Credit Facility. The total notional principal amount of the swaps at September 30, 2009 is $831,233 and the swaps have specified rates and durations.

The following table summarizes the interest rate swaps designated as cash flow hedges that are in place as of September 30, 2009 and December 31, 2008:

Interest Rate Swap Detail				September 30, 2009	December 31, 2008
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
9/7/07	4.56%	10/1/07	12/31/09	75,000	75,000
7/31/07	5.115%	11/30/07	11/30/11	100,000	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000	100,000
1/22/08	2.89%	2/1/08	2/1/11	50,000	50,000
1/9/09	2.05%	1/22/09	1/22/14	100,000	—
2/11/09	2.45%	2/23/09	2/23/14	50,000	—

				$831,233	$681,233

The following table summarizes the derivative asset and liability balances at September 30, 2009:

	Asset Derivatives		Liability Derivatives
As of September 30	2009		2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Interest rate contracts	Fair value of derivative instruments (Current Assets)	$–	Fair value of derivative instruments (Current Liabilities)	$815
Interest rate contracts	Fair value of derivative instruments (Noncurrent Assets)	1,327	Fair value of derivative instruments (Noncurrent Liabilities)	50,094

Total derivatives designated as hedging instruments under Statement 133		$1,327		$50,909

Total Derivatives		$1,327		$50,909

The following tables present the impact of derivative instruments and their location within the unaudited Consolidated Statement of Operations:

The Effect of Derivative Instruments on the Consolidated Statement of Operations
For the Three Month Period Ended September 30, 2009
Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2009		2009		2009

Interest rate contracts	$(13,123)	Interest Expense	$(7,850)	Other Income (Expense)	$(14)

The Effect of Derivative Instruments on the Consolidated Statement of Operations
For the Nine Month Period Ended September 30, 2009
Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2009		2009		2009

Interest rate contracts	($3,482)	Interest Expense	($20,112)	Other Income (Expense)	($275)

The liability associated with the swaps at December 31, 2008 was $65,937, which was presented as the fair value of derivatives on the balance sheet.  Hedge ineffectiveness associated with the interest rate swaps resulted in other income (expense) of $14 and ($7) for the three and nine months ended September 30, 2008.

At September 30, 2009, ($28,410) of OCI is expected to be reclassified into interest expense over the next 12 months associated with interest rate derivatives.

The Company is required to provide collateral in the form of vessel assets to support the interest rate swap agreements.  Each of the Company’s thirty-four vessels serves as collateral in the aggregate amount of $100,000.

9 – ACCUMULATED OTHER COMPREHENSIVE DEFICIT

The components of accumulated other comprehensive deficit included in the accompanying consolidated balance sheets consist of net unrealized gain (loss) on cash flow hedges, net unrealized gain (loss) from investments, and cumulative translation adjustments on the investment in Jinhui stock as of September 30, 2009 and December 31, 2008.

	Accumulated OCI		Unrealized Gain (loss) on Cash Flow Hedges		Unrealized Gain on Investments	Currency Translation Gain on Investments
OCI – January 1, 2009	$	(66,014)	$	(66,014)	$—	$—
Unrealized gain on investments		24,102			24,102
Translation gain on investments		8,364				8,364
Unrealized gain on cash flow hedges		16,630		16,630
OCI – September 30, 2009		$(16,918)		$(49,384)	$24,102	$8,364

10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009	December 31, 2008
Cash and cash equivalents	$243,757	$124,956
Restricted cash	17,000	—
Investments	49,238	16,772

Floating rate debt	1,339,500	1,173,300
Derivative instruments – asset position	1,327	—
Derivative instruments – liability position	50,909	65,937

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

The Accounting Standards Codification subtopic 820-10, Fair Value Measurements & Disclosures (“ASC 820-10”) (formerly SFAS No. 157, “Fair Value Measurements”) applies to all assets and liabilities that are being measured and reported on a fair value basis.  This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the valuation of our investments and financial instruments by the above ASC 820-10 pricing levels as of the valuation dates listed:

	September 30, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash Equivalents	$75,033	$75,033
Investments	49,238	49,238
Derivative instruments – asset position	1,327		1,327
Derivative instruments – liability position	50,909		50,909

The Company had an investment of $75,033 in the JPMorgan US Dollar Liquidity Fund Institutional at September 30, 2009.  The JPMorgan US Dollar Liquidity Fund Institutional is a money market fund which invests its assets in high quality transferable short term USD-denominated fixed and floating rate debt securities and has a portfolio with a weighted average investment maturity that will not exceed sixty days.  The value of this fund is publicly available and is considered a Level 1 item.  The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company’s interest rate derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR.  The Company has elected to use the income approach to value the derivatives, using observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  Refer to Note 8 – Long-Term Debt for further information regarding the Company’s interest rate swap agreements.  ASC 820-10 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments in an asset or liability position and did not have a material impact on the fair value of these derivative instruments.  As of September 30, 2009, both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

11 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:
	September 30, 2009	December 31, 2008
Lubricant inventory and other stores	$4,166	$3,772
Prepaid items	3,079	2,581
Insurance receivable	1,521	2,345
Interest receivable on deposits for vessels to be acquired	1,324	3,547
Other	2,865	1,250
Total	$12,955	$13,495

12 – OTHER ASSETS, NET

Other assets consist of deferred financing costs which include fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized over the life of the related debt, and are included in interest expense. The Company has unamortized deferred financing costs of $7,759 and $4,974, respectively, at September 30, 2009 and December 31, 2008 associated with the 2007 Credit Facility. Accumulated amortization of deferred financing costs as of September 30, 2009 and December 31, 2008 was $2,315 and $1,548, respectively.  Amortization expense for deferred financing costs for the three months ended September 30, 2009 and 2008 was $270 and $214, respectively.  Amortization expense for deferred financing costs for the nine months ended September 30, 2009 and 2008 was $767 and $556, respectively.

13 - FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2009	December 31, 2008
Fixed assets:
Vessel equipment	$1,934	$958
Leasehold improvements	1,146	1,146
Furniture and fixtures	347	347
Computer equipment	401	401
Total cost	3,828	2,852
Less: accumulated depreciation and amortization	1,439	1,140
Total	$2,389	$1,712

14 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2009	December 31, 2008
Accounts payable	$3,946	$4,371
Accrued general and administrative expenses	10,021	5,937
Accrued vessel operating expenses	7,208	7,037

Total	$21,175	$17,345

15 - REVENUE FROM TIME CHARTERS

Total revenue earned on time charters, including revenue earned in vessel pools, for the three months ended September 30, 2009 and 2008 was $92,949 and $107,557, respectively, and for the nine months ended September 30, 2009 and 2008 was $283,301 and $303,798. Included in revenues for the three months ended September 30, 2009 and 2008 was $524 and $6,358 of profit sharing revenue, respectively, and for the nine months ended September 30, 2009 and 2008, profit sharing revenue was $1,647 and $22,829.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of October 28, 2009 is expected to be $84,828 for the remaining quarter of 2009, $224,392 during 2010, $98,234 during 2011 and $35,563 during 2012, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For most drydockings, we assume twenty days of offhire; however, for certain drydockings where limited procedures are to be performed, we assume ten days of offhire.  Future minimum revenue excludes the future acquisition of the remaining one Capesize vessel, which is to be delivered to Genco in the future, since estimated delivery dates are not firm.  Additionally, future minimum revenue excludes revenue earned for the six vessels currently in pool arrangements, namely the Genco Predator, Genco Explorer, Genco Pioneer, Genco Progress, Genco Reliance, and Genco Sugar, as pool rates cannot be estimated.

16 - LEASE PAYMENTS

In September 2005, the Company entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company has a deferred rent credit at September 30, 2009 and December 31, 2008 of $692 and $706, respectively.  Rent expense for the three months ended September 30, 2009 and 2008, was $117 for each respective period.  Rent expense for the nine months ended September 30, 2009 and 2008, was $350 for each of the respective periods.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $121 for the remainder of 2009, $496 for 2010, $518 for 2011 through 2013 and a total of $3,614 for the remaining term of the lease.

17 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan which is available to full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis.  The matching contribution vests immediately.  For three months ended September 30, 2009 and 2008, the Company’s matching contribution to the Plan was $31 and $24, respectively, and for the nine months ended September 30, 2009 and 2008, the Company’s matching contribution to the Plan was $116 and $112.

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

The following table presents a summary of the Company’s nonvested stock awards for the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2009	449,066	$27.96
Granted	15,000	24.93
Vested	(41,478)	33.11
Forfeited	—	—

Outstanding at September 30, 2009	422,588	$27.35

For the three and nine months ended September 30, 2009 and 2008, the Company recognized nonvested stock amortization expense, which is included in general and administrative expenses, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
General and administrative expenses	$1,032	$1,477	$3,355	$4,671

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2009, unrecognized compensation cost related to nonvested stock will be recognized over a weighted average period of 4.72 years.

19 – SHARE REPURCHASE PROGRAM

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

Since the inception of the share repurchase program through September 30, 2009, the Company repurchased and retired 278,300 shares of its common stock for $11,500.  An additional 3,130 shares of common stock were repurchased from employees for $41 during 2008 pursuant to the Company’s Equity Incentive Plan rather than the share repurchase program.  No repurchases were made during the three and nine months ended September 30, 2009.

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

21 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 9, 2009, the date of issuance of the financial statements herein.

On October 14, 2009, we announced the proposed initial public offering of our subsidiary, Baltic Trading Limited (“Baltic”), which intends to conduct a drybulk shipping business focused on the spot market.  We intend to make a $75,000 capital contribution to Baltic prior to Baltic’s initial public offering, which Baltic would use along with proceeds from its initial public offering to acquire its initial fleet.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) changes in the condition of the our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (ix) the number of offhire days needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims including offhire days; (x) our acquisition or disposition of vessels; (xi) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, our  agreement to acquire one drybulk vessel; (xii) the completion of definitive documentation with respect to time charters; (xiii) charterers’ compliance with the terms of their charters in the current market environment; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent reports on Form 8-K and Form 10-Q.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company incorporated on September 27, 2004 to transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. As of October 28, 2009, our fleet consisted of eight Capesize, eight Panamax, four Supramax, six Handymax and eight Handysize drybulk carriers, with an aggregate carrying capacity of approximately 2,734,000 dwt, and the average age of our fleet was approximately 6.9 years, as compared to the average age for the world fleet of approximately 15 years for the drybulk shipping segments in which we compete. We seek to deploy our vessels on time charters, or in vessel pools trading in the spot market, to reputable charterers, including Lauritzen Bulkers A/S, Cargill International S.A., Pacific Basin Chartering Ltd., COSCO Bulk Carriers Co., Ltd., and Hyundai Merchant Marine Co. Ltd.  The majority of the vessels in our current fleet are presently engaged under time charter contracts that expire (assuming the option periods in the time charters are not exercised) between November 2009 and October 2012.

See pages 30-31 for a table of all vessels currently in our fleet or expected to be delivered to us.

 We intend to continue to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow. In connection with the acquisitions and deliveries made in 2007, 2008 and 2009 and our growth strategy, we negotiated the 2007 Credit Facility that we have used to acquire vessels.

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

On October 14, 2009, we announced the proposed initial public offering of our subsidiary, Baltic Trading Limited (“Baltic”), which intends to conduct a drybulk shipping business focused on the spot market.  We intend to make a $75 million capital contribution to Baltic prior to Baltic’s initial public offering, which Baltic would use along with proceeds from its initial public offering to acquire its initial fleet.

Factors Affecting Our Results of Operations

 We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and nine months ended September 30, 2009 and 2008.

	For the three months ended September 30,		Increase
	2009	2008	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	635.3	460.0	175.3	38.1%
Panamax	736.0	649.5	86.5	13.3%
Supramax	368.0	351.5	16.5	4.7%
Handymax	552.0	552.0	–	–
Handysize	736.0	736.0	–	–

Total	3,027.3	2,749.0	278.3	10.1%

Available days (2)
Capesize	634.1	460.0	174.1	37.8%
Panamax	724.3	608.1	116.2	19.1%
Supramax	355.8	349.6	6.2	1.8%
Handymax	552.0	552.0	–	–
Handysize	724.6	719.3	5.3	0.7%

Total	2,990.8	2,689.0	301.8	11.2%

Operating days (3)
Capesize	629.1	459.7	169.4	36.9%
Panamax	722.9	603.0	119.9	19.9%
Supramax	350.4	325.3	25.1	7.7%
Handymax	549.8	549.5	0.3	0.1%
Handysize	723.9	718.7	5.2	0.7%

Total	2,976.1	2,656.2	319.9	12.0%

Fleet utilization (4)
Capesize	99.2%	99.9%	(0.7%)	(0.7%)
Panamax	99.8%	99.2%	0.6%	0.6%
Supramax	98.5%	93.1%	5.4%	5.8%
Handymax	99.6%	99.5%	0.1%	0.1%

Handysize	99.9%	99.9%	–	–
Fleet average	99.5%	98.8%	0.7%	0.7%

	For the three months ended September 30,		Increase
	2009	2008	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$55,402	$70,772	$(15,370)	(21.7%)
Panamax	29,268	36,837	(7,569)	(20.5%)
Supramax	21,436	45,415	(23,979)	(52.8%)
Handymax	26,600	37,160	(10,560)	(28.4%)
Handysize	18,366	20,111	(1,745)	(8.7%)

Fleet average	30,743	39,349	(8,606)	(21.9%)

Daily vessel operating expenses (6)
Capesize	$5,403	$4,633	$770	16.6%
Panamax	4,980	4,343	637	14.7%
Supramax	5,005	4,186	819	19.6%
Handymax	4,841	4,455	386	8.7%
Handysize	4,285	3,569	716	20.1%

Fleet average	4,878	4,187	691	16.5%

	For the nine months ended September 30,		Increase
	2009	2008	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,721.3	1,319.0	402.3	30.5%
Panamax	2,184.0	1,805.3	378.7	21.0%
Supramax	1,092.0	897.5	194.5	21.7%
Handymax	1,638.0	1,644.0	(6.0)	(0.4%)
Handysize	2,184.0	2,190.4	(6.4)	(0.3%)

Total	8,819.3	7,856.2	963.1	12.3%

Available days (2)
Capesize	1,720.1	1,318.9	401.2	30.4%
Panamax	2,160.8	1,759.6	401.2	22.8%
Supramax	1,079.8	895.6	184.2	20.6%
Handymax	1,604.6	1,644.0	(39.4)	(2.4%)
Handysize	2,155.0	2,140.6	14.4	0.7%

Total	8,720.3	7,758.7	961.6	12.4%

Operating days (3)
Capesize	1,714.4	1,318.6	395.8	30.0%
Panamax	2,130.1	1,739.0	391.1	22.5%
Supramax	1,057.6	867.6	190.0	21.9%

Handymax	1,595.5	1,631.6	(36.1)	(2.2%)
Handysize	2,139.2	2,135.8	3.4	0.2%

Total	8,636.8	7,692.6	944.2	12.3%

Fleet utilization (4)
Capesize	99.7%	100.0%	(0.3%)	(0.3%)
Panamax	98.6%	98.8%	(0.2%)	(0.2%)
Supramax	97.9%	96.9%	1.0%	1.0%
Handymax	99.4%	99.2%	0.2%	0.2%
Handysize	99.3%	99.8%	(0.5%)	(0.5%)
Fleet average	99.0%	99.1%	(0.1%)	(0.1%)

	For the nine months ended September 30,		Increase
	2009	2008	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$57,838	$74,277	$(16,439)	(22.1%)
Panamax	29,475	34,771	(5,296)	(15.2%)
Supramax	27,080	48,206	(21,126)	(43.8%)
Handymax	28,224	33,684	(5,460)	(16.2%)
Handysize	19,364	20,035	(671)	(3.3%)

Fleet average	32,044	38,742	(6,698)	(17.3%)

Daily vessel operating expenses (6)
Capesize	$5,270	$4,794	$476	9.9%
Panamax	5,139	4,446	693	15.6%
Supramax	4,741	4,297	444	10.3%
Handymax	4,603	4,408	195	4.4%
Handysize	4,224	3,726	498	13.4%

Fleet average	4,789	4,279	510	11.9%

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

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(U.S. dollars in thousands)
Voyage revenues	$92,949	$107,557	$283,301	$303,798
Voyage expenses	1,002	1,748	3,866	3,216
Net voyage revenue	$91,947	$105,809	$279,435	$300,582

(6) Daily vessel operating expenses.  We define daily vessel operating expenses as vessel operating expense divided by ownership days for the period.  Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance (excluding drydocking), the costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses.

Operating Data

	(U.S. dollars in thousands, except for per share amounts)
	2009	2008	Increase(Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)

Revenues	$92,949	$107,557	$(14,608	(13.6%)

Operating Expenses:
Voyage expenses	1,002	1,748	(746	(42.7%)
Vessel operating expenses	14,766	11,509	3,257	28.3%
General and administrative expenses	3,782	4,133	(351	(8.5%)
Management fees	878	712	166	23.3%
Depreciation and amortization	22,297	18,840	3,457	18.3%

Total operating expenses	42,725	36,942	5,783	15.7%

Operating income	50,224	70,615	(20,391	(28.9%)
Other (expense) income	(15,953)	(7,616)	(8,337	109.5%

Net income	$34,271	$62,999	$(28,728	(45.6%)

Earnings per share - Basic	$1.10	$2.00	$(0.90	(45.0%)
Earnings per share - Diluted	$1.09	$1.99	$(0.90	(45.2%)
Dividends declared and paid per share	$–	$1.00	$(1.00	(100.0%)
Weighted average common shares outstanding - Basic	31,295,916	31,423,483	(127,567	(0.4%)

Weighted average common shares outstanding - Diluted	31,473,369	31,610,262	(136,893	(0.4%)

EBITDA (1)	$72,506	$93,236	$(20,730	(22.2%)

	For the nine months ended
	2009	2008	Increase (Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)

Revenues	$283,301	$303,798	$(20,497)	(6.7%)

Operating Expenses:
Voyage expenses	3,866	3,216	650	20.2%
Vessel operating expenses	42,235	33,615	8,620	25.6%
General and administrative expenses	11,775	12,975	(1,200	(9.2%)
Management fees	2,620	2,050	570	27.8%
Depreciation and amortization	64,179	51,453	12,726	24.7%
Gain on sale of vessel	-	(26,227)	26,227	(100.0%)

Total operating expenses	124,675	77,082	47,593	61.7%

Operating income	158,626	226,716	(68,090	(30.0%)
Other (expense) income	(45,495)	(28,832)	(16,663	57.8%

Net income	$113,131	$197,884	$(84,753	(42.8%)

Earnings per share - Basic	$3.62	$6.60	$(2.98	(45.2%)
Earnings per share - Diluted	$3.60	$6.56	$(2.96	(45.1%)
Dividends declared and paid per share	$–	$2.85	$(2.85	(100.0%)
Weighted average common shares outstanding - Basic	31,275,061	29,974,547	1,300,514	4.3%
Weighted average common shares outstanding - Diluted	31,420,304	30,166,060	1,254,244	4.2%

EBITDA (1)	$222,507	$283,161	$(60,654	(21.4%)

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

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Net income	$34,271	$62,999	$113,131	$197,884
Net interest expense	15,938	11,397	45,197	33,824
Depreciation and amortization	22,297	18,840	64,179	51,453

EBITDA (1)	$72,506	$93,236	$222,507	$283,161

 (1) See above for an explanation of EBITDA

Results of Operations

The following table sets forth information about the vessels in our fleet as of October 28, 2009 as well as vessels to be acquired:

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)	Net Revenue Daily Rate (3)	Expected Delivery (4)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	December 2009	45,263	62,750	-
Genco Tiberius	2007	Cargill International S.A.	January 2010	45,263	62,750	-
Genco London	2007	SK Shipping Co., Ltd	August 2010	57,500	64,250	-
Genco Titus	2007	Cargill International S.A.	September 2011	45,000(5)	46,250	-
Genco Constantine	2008	Cargill International S.A.	August 2012	52,750(5)		-
Genco Hadrian	2008	Cargill International S.A.	October 2012	65,000(5)		-
Genco Commodus	2009	Morgan Stanley Capital Group Inc.	June 2011	36,000		-
Genco Maximus	2009	Cargill International S.A.	December 2009	31,750		-
Genco Claudius	2009(6)	To Be Determined (“TBD”)	TBD	TBD		Q4 2009

Panamax Vessels
Genco Beauty	1999	Cargill International S.A./LD Commodities Suisse, Geneva	Oct 09/Feb 10	15,000/19,125(7)		-
Genco Knight	1999	Swissmarine Services S.A.	January 2010	16,500(8)		-
Genco Leader	1999	Baumarine AS	November 2009	20,742(9)		-
Genco Vigour	1999	C Transport Panamax Ltd.	November 2009	20,000		-
Genco Acheron	1999	Global Chartering Ltd (a subsidiary of ArcelorMittal Group)	July 2011	55,250		-
Genco Surprise	1998	Hanjin Shipping Co., Ltd.	December 2010	42,100		-
Genco Raptor	2007	COSCO Bulk Carriers Co., Ltd.	April 2012	52,800		-
Genco Thunder	2007	Baumarine AS/ Klaveness Chartering	Dec 09/Mar 10	20,079/20,000(10)		-

Supramax Vessels
Genco Predator	2005	Bulkhandling Handymax A/S	April 2010	Spot(11)
Genco Warrior	2005	Hyundai Merchant Marine Co. Ltd.	November 2010	38,750		-
Genco Hunter	2007	Pacific Basin Chartering Ltd.	Oct 09/Jan 10	16,000/17,000(12)		-

Genco Cavalier	2007	Clipper Bulk Shipping NV	November 2009	16,750	-

Handymax Vessels
Genco Success	1997	Korea Line Corporation	February 2011	33,000(13)	-
Genco Carrier	1998	Louis Dreyfus Corporation	March 2011	37,000	-
Genco Prosperity	1997	Pacific Basin Chartering Ltd	June 2011	37,000	-
Genco Wisdom	1997	Hyundai Merchant Marine Co. Ltd.	February 2011	34,500	-
Genco Marine	1996	STX Pan Ocean Co. Ltd.	Nov 09/Feb 10	13,750/15,500(14)	-
Genco Muse	2001	Global Maritime Investments Ltd.	November 2009	15,000

Handysize Vessels
Genco Explorer	1999	Lauritzen Bulkers A/S	January 2010	Spot(15)	-
Genco Pioneer	1999	Lauritzen Bulkers A/S	January 2010	Spot(15)	-
Genco Progress	1999	Lauritzen Bulkers A/S	January 2010	Spot(15)	-
Genco Reliance	1999	Lauritzen Bulkers A/S	October 2010	Spot(15)	-
Genco Sugar	1998	Lauritzen Bulkers A/S	October 2010	Spot(15)	-
Genco Charger	2005	Pacific Basin Chartering Ltd.	November 2010	24,000	-
Genco Challenger	2003	Pacific Basin Chartering Ltd.	November 2010	24,000	-
Genco Champion	2006	Pacific Basin Chartering Ltd.	December 2010	24,000	-

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
(7) We have reached an agreement to charter the vessel for 4 to 6.5 months at a rate of $19,125 per day, less a 5% third-party commission. The vessel is expected to enter into the time charter following the completion of its previous time charter on or about October 29, 2009.
(8) We have extended the short-term time charter for approximately 3.5 to 6.5 months at a rate of $16,500 per day, less a 5% third-party commission. The vessel entered into the time charter following the completion of its previous time charter on October 4, 2009.
(9) We reached an agreement to enter the vessel into the Baumarine Pool with an option to convert the balance period of the charter party to a fixed rate, but only after June 1, 2009. We exercised the option to convert the balance period of the charter party to a fixed rate on June 3, 2009 at a gross rate of $20,742 per day.
(10) We have reached an agreement to charter the vessel for 3.5 to 6 months at a rate of $20,000 per day, less a 5% third-party commission. The vessel is expected to enter into the time charter following the completion of its previous time charter on December 15, 2009.

(11) We entered the vessel into the Bulkhandling Handymax Pool with an option to convert the balance period of the charter party to a fixed rate, but only after January 1, 2009. We extended the charter party by an additional 5 to 7.5 months starting November 5, 2009. In addition to a 1.25% third-party brokerage commission, the charter party calls for a management fee.
(12) We have reached an agreement to extend the time charter contract for this vessel for 3 to 5.5 months at a rate of $17,000 per day less a 5% third-party commission. The extension began following the completion of its previous time charter on October 25, 2009.
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
(14) We have reached an agreement to extend the time charter contract for this vessel for 3 to 5.5 months at a rate of $15,500 per day less a 5% third-party commission. The extension is expected to commence following the completion of its current time charter on or about November 11, 2009.
(15) We have reached an agreement to enter these vessels into a spot pool managed by Lauritzen Bulkers beginning at the expiration of their current time charters in August 2009. Under the pool agreement, we can withdraw up to three vessels with three months’ notice until December 31, 2009 and the remaining two vessels with 12 months’ notice. After December 31, 2009, we can withdraw up to two vessels with three months’ notice and the remaining three vessels with 12 months’ notice.

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

REVENUES-

For the three months ended September 30, 2009, revenues decreased 13.6% to $92.9 million versus $107.6 million for the three months ended September 30, 2008.  Revenues in both periods consisted of charter hire revenue earned by our vessels.  The decrease in revenues was due to lower charter rates achieved for some of our vessels, reflecting the generally lower rates for charters entered into in current market conditions, offset by additional revenue from the operation of a larger fleet.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 21.9% to $30,743 a day for the three months ended September 30, 2009 from $39,349 a day for the three months ended September 30, 2008.  The decrease in TCE rates was due to lower charter rates achieved in the third quarter of 2009 compared to the third quarter of 2008 for five of the Panamax vessels, six of the Supramax and Handymax vessels, and five of the Handysize vessels in our current fleet.   Furthermore, lower TCE rates were achieved in the third quarter of 2009 compared to the same period last year due to the comparatively lower revenue from the profit sharing agreements on two of our Capesize vessels.   This was partially offset by higher revenues on one of our Handymax vessels despite the general decrease in TCE rates.

For the three months ended September 30, 2009 and 2008, we had ownership days of 3,027.3 days and 2,749.0 days, respectively.  Fleet utilization was 99.5% and 98.8% for the three month periods ended September 30, 2009 and 2008, respectively.

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

VOYAGE EXPENSES-

For the three months ended September 30, 2009 and 2008, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under time charters or in pools that require the charterer or pool to bear all of those expenses.

For the three months ended September 30, 2009 and 2008, voyage expenses were $1.0 million and $1.7 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $14.8 million from $11.5 million for the three months ended September 30, 2009 and 2008, respectively.  This increase was primarily due to the operation of a larger fleet and higher crewing expenses, as well as the operation of more Capesize vessels during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Daily vessel operating expenses grew to $4,878 per vessel per day for the three months ended September 30, 2009 from $4,187 per day for the three months ended September 30, 2008.  The increase in daily vessel operating expenses was due to higher expenses related to repairs and maintenance and spare parts, as well as the operation of a greater number of Capesize vessels during the third quarter of 2009 versus the same period last year.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For 2009, we budgeted daily vessel operating expenses at a weighted average rate of $5,350 per vessel per day.  Our actual daily vessel operating expenses per vessel for the quarter ended September 30, 2009 have been $472 below the budgeted rate.  We expect that our actual daily vessel operating expenses per vessel for the quarter ending December 31, 2009 will also be slightly below the budgeted rate.

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the three months ended September 30, 2009 and 2008, general and administrative expenses were $3.8 million and $4.1 million, respectively.  The decrease in general and administrative expenses was due to a decrease in costs associated with employee stock-based compensation and other administrative costs, offset by an increase in legal fees during the third quarter of 2009 as compared to the third quarter of 2008.

MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  For the three months ended September 30, 2009 and 2008, management fees were $0.9 million and $0.7 million, respectively.   The increase was primarily due to the operation of a larger fleet as well as an increase in monthly management fees.

DEPRECIATION AND AMORTIZATION-

For the three months ended September 30, 2009, depreciation and amortization charges grew to $22.3 million from $18.8 million for the three months ended September 30, 2008.  The increase was primarily due to the operation of a larger fleet.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended September 30, 2009 and 2008, net interest expense was $15.9 million and $11.4 million, respectively.  Net interest expense consisted primarily of interest expense under our 2007 Credit Facility during both periods.  Additionally, interest income as well as amortization of deferred financing costs related to the 2007 Credit Facility are included in both periods.  The increase in net interest expense for third quarter 2009 versus third quarter 2008 was mostly a result of higher outstanding debt due to the acquisition of additional vessels during the second quarter through the fourth quarter of 2008 and the third quarter of 2009 as well as an increase in the Applicable Margin as a result of the 2009 Amendment to the 2007 Credit Facility.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

REVENUES-

For the nine months ended September 30, 2009, revenues decreased 6.7% to $283.3 million versus $303.8 million for the nine months ended September 30, 2008.  Revenues in both periods consisted of charter hire revenue earned by our vessels.  The decrease in revenues was due to lower charter rates achieved for some of our vessels, reflecting the generally lower rates for charters entered into in current market conditions, offset by additinal revenue from the operation of a larger fleet.

The average TCE rate of our fleet decreased 17.3% to $32,044 a day for the nine months ended September 30, 2009 from $38,742 a day for the nine months ended September 30, 2008.  The decrease in TCE rates was due to lower charter rates achieved in the nine months ended September 30, 2009 versus the comparable period in 2008 for six of the Panamax vessels, five of the Supramax and Handymax vessels, and six of the Handysize vessels in our current fleet. Furthermore, lower TCE rates were achieved in the nine months ended September 30, 2009 versus the same period last year due to less profit sharing revenue earned for two of the Capesize vessels.  This was slightly offset by higher revenues on two of our Panamax vessels and four of our Handymax vessels despite the general decrease in TCE rates.

For the nine months ended September 30, 2009 and 2008, we had ownership days of 8,819.3 days and 7,856.2 days, respectively.  Fleet utilization for the nine months ended September 30, 2009 and 2008 was 99.0% and 99.1%, respectively.

VOYAGE EXPENSES-

For the nine months ended September 30, 2009 and 2008, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under time charters or in pools that require the charterer or pool to bear all of those expenses.

For the nine months ended September 30, 2009 and 2008, voyage expenses were $3.9 million and $3.2 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $42.2 million from $33.6 million for the nine months ended September 30, 2009 and 2008, respectively.  This was due mostly to higher crewing and insurance expenses as well as the operation of a larger fleet, namely Capesize vessels, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Daily vessel operating expenses grew to $4,789 per vessel per day for the nine months ended September 30, 2009 from $4,279 per day for the nine months ended September 30, 2008.  The increase in daily vessel operating expenses was due to higher crewing, insurance and repairs and maintenance expenses, as well as the operation of a greater number of Capesize vessels during the first nine months of 2009 versus the same period last year.   We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.   For 2009, we budgeted daily vessel operating expenses at a weighted average rate of $5,350 per vessel per day.  Our actual daily vessel operating expenses per vessel for the nine months ended September 30, 2009 have been $561 below the budgeted rate.  We expect that our actual daily vessel operating expenses per vessel for the quarter ending December 31, 2009 will also be slightly below the budgeted rate.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the nine months ended September 30, 2009 and 2008, general and administrative expenses were $11.8 million and $13.0 million, respectively.  The decrease in general and administrative expenses was primarily due to costs associated with lower employee stock based compensation.

MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  For the nine months ended September 30, 2009 and 2008, management fees were $2.6 million and $2.1 million, respectively.  The increase was primarily due to the operation of a larger fleet as well as an increase in monthly management fees.

DEPRECIATION AND AMORTIZATION-

For the nine months ended September 30, 2009, depreciation and amortization charges grew to $64.2 million from $51.5 million for the nine months ended September 30, 2008.  The increase primarily was due to the operation of a larger fleet.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the nine months ended September 30, 2009 and 2008, net interest expense was $45.2 million and $33.8 million, respectively.  Net interest expense consisted primarily of interest expense under our 2007 Credit Facility during both periods.  Additionally, interest income as well as amortization of deferred financing costs related to the 2007 Credit Facility, are included in both periods.  The increase in net interest expense for the nine months ended September 30, 2009 versus the nine months ended September 30, 2008 was mostly a result of higher outstanding debt due to the acquisition of additional vessels during the second quarter through the fourth quarter of 2008 and the third quarter of 2009 as well as an increase in the Applicable Margin as a result of the 2009 Amendment to the 2007 Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our capital requirements with cash flow from operations, equity offerings and bank debt. We have used our funds primarily to fund vessel acquisitions, regulatory compliance expenditures, the repayment of bank debt and the associated interest expense and the payment of dividends. We will require capital to fund ongoing operations, acquisitions and debt service.  We expect to rely on operating cash flows to implement our growth plan, as we currently have no remaining availability under our 2007 Credit Facility.  Please refer to the discussion under the subheading “Dividend Policy” below for additional information regarding dividends.   We also may consider debt and additional equity financing alternatives from time to time.  However, if current market conditions persist, we may be unable to raise additional equity capital or debt financing on acceptable terms or at all.

We anticipate that internally generated cash flow will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months.  As a result of the reduction in the market values of vessels, we have entered into the 2009 Amendment.  The 2009 Amendment waived the existing collateral maintenance financial covenant, which required us to maintain pledged vessels with a value equal to at least 130% of our current borrowings, and accelerated the reductions of the total facility which began on March 31, 2009.  Please read the “2007 Credit Facility” section below for further details of the terms of the amendment.  We anticipate utilizing internally generated cash flow to fund the anticipated acquisition of the remaining Capesize vessel we have agreed to acquire and expect to receive delivery of this vessel during the fourth quarter of 2009.  The collateral maintenance covenant will be waived until we can represent that we are in compliance with all of our financial covenants.

Dividend Policy

Historically, our dividend policy, which commenced in November 2005, has been to declare quarterly distributions to shareholders by each February, May, August and November, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our board of directors determines we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  In the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.  On January 26, 2009, we entered into the 2009 Amendment pursuant to which we are required to suspend the payment of cash dividends until we can represent that we are in a position to satisfy the collateral maintenance covenant.  Refer to the “2007 Credit Facility” section below for further information regarding this amendment.  As such, a dividend was not declared for the quarter ended September 30, 2009.  The following table summarizes the dividends declared based on the results of the respective fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDED DECEMBER 31, 2009
3rd Quarter	–	N/A
2nd Quarter	–	N/A
1st Quarter	–	N/A
FISCAL YEAR ENDED DECEMBER 31, 2008
4th Quarter	–	N/A
3rd Quarter	$1.00	10/23/08
2nd Quarter	$1.00	7/24/08
1st Quarter	$1.00	4/29/08
FISCAL YEAR ENDED DECEMBER 31, 2007
4th Quarter	$0.85	2/13/08
3rd Quarter	$0.66	10/25/07
2nd Quarter	$0.66	7/26/07
1st Quarter	$0.66	4/26/07

The declaration and payment of any dividend is subject to the discretion of our board of directors and our compliance with the collateral maintenance covenant, which is currently waived as part of the 2009 Amendment.  The timing and amount of dividend payments will depend on our earnings, financial condition, cash requirements and availability, fleet renewal and expansion, restrictions in our loan agreements, the provisions of Marshall Islands law affecting the payment of distributions to shareholders and other factors.  Our board of directors may review and amend our dividend policy from time to time in light of our plans for future growth and other factors.

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

Share Repurchase Program

              On February 13, 2008, our board of directors approved our share repurchase program for up to a total of $50.0 million of our common stock.   Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program were determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act.  The program does not require us to purchase any specific number or amount of shares and may be suspended or reinstated at any time in our discretion and without notice.  Repurchases under the program are subject to restrictions under the 2007 Credit Facility.  The 2007 Credit Facility was amended as of February 13, 2008 to permit the share repurchase program and provide that the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.  Subsequently, on January 26, 2009, we entered into the 2009 Amendment, which amended the 2007

Credit Facility to require us to suspend all share repurchases until we can represent that we are in a position to again satisfy the collateral maintenance covenant.  Refer to the “2007 Credit Facility” section below for further information regarding this amendment.  Pursuant to the 2009 Amendment, there were no share repurchases during the three and nine months ended September 30, 2009.

Cash Flow

               Net cash provided by operating activities for the nine months ended September 30, 2009 and 2008 was $166.3 million and $207.4 million, respectively. The decrease in cash provided by operating activities was primarily due to a decrease in cash flows generated by the operation of our fleet due to lower charter rates and higher operating expenses. In addition, cash paid for interest increased by $7.2 million during the nine months ended September 30, 2009 as a result of an increase in the debt outstanding under the Company’s 2007 Credit Facility. During the nine months ended September 30, 2008, a $26.2 million gain on sale of vessels was recognized from the sale of the Genco Trader and $7.0 million of income was received from our investment in stock of Jinhui Shipping and Transportation Limited.

Net cash used in investing activities for the nine months ended September 30, 2009 and 2008 was $210.1 million and $426.3 million, respectively.  The decrease was primarily due to decreases in cash used for the purchase of vessels and deposits on vessels offset by a decline in cash provided by the sale of vessels. For the nine months ended September 30, 2009, cash used in investing activities primarily related to the purchase of vessels in the amount of $191.5 million and deposits of restricted cash in the amount of $17 million. For the nine months ended September 30, 2008, net cash used in investing activities primarily related to the purchase of vessels in the amount of $412.0 million as well as deposits on vessels in the amount of $57.4 million and the purchase of short term investments of $10.3 million, offset by the proceeds from the sale of the Genco Trader in the amount of $43.1 million and $7.0 million of income received from our investment in Jinhui Shipping and Transporation Limited.

Net cash provided by financing activities was $162.6 million during the nine months ended September 30, 2009 as compared to $289.8 million during the nine months ended September 30, 2008. The $127.2 million decrease in net cash provided by financing activities was primarily due to the issuance of common stock in the amount of $195.6 million, completed during the nine month period last year, and was offset by $85.6 million of cash dividends paid during the same period. For the nine months ended September 30, 2009 cash provided by financing activities consisted of $166.2 million of proceeds from the 2007 Credit Facility slightly offset by $3.5 million of deferred financing costs. For the same period last year, net cash provided by financing activities consisted of the drawdown of $461.5 million related to the purchase of vessels and $195.6 million in net proceeds from our May 2008 follow-on offering. These inflows were offset by the repayment of $268.0 million under the 2007 Credit Facility and the payment of cash dividends of $85.6 million.

2007 Credit Facility

On July 20, 2007, we entered into a credit facility with DnB Nor Bank ASA (the “2007 Credit Facility”) for the purpose of acquiring the nine Capesize vessels and refinancing our 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent. We have used borrowings under the 2007 Credit Facility to repay amounts outstanding under our previous credit facilities, which have been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility at September 30, 2009 is $1.3 billion.  As of September 30, 2009, we have utilized our maximum borrowing capacity under the 2007 Credit Facility.

On January 26, 2009, we entered into the 2009 Amendment, which implements the following modifications to the terms of the 2007 Credit Facility:

•
Compliance with the existing collateral maintenance financial covenant was waived effective for the year ended December 31, 2008 and until we can represent that we are in compliance with all of our financial covenants and are otherwise able to pay a dividend and purchase or redeem shares of common stock under the terms of the 2007 Credit Facility in effect before the 2009 Amendment.  Our cash dividends and share repurchases will be suspended until we can represent that we are in a position to again satisfy the collateral maintenance covenant.

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

The significant covenants in the 2007 Credit Facility have been disclosed in the 2008 10-K. As of September 30, 2009, we believe we are in compliance with all of the financial covenants under our 2007 Credit Facility, as amended.

We have recorded $17,000 of restricted cash, or $500 per vessel, as a current asset at September 30, 2009.  Since we have utilized our maximum borrowing capacity under the 2007 Credit Facility at September 30, 2009, we were required to hold this balance at September 30, 2009 to comply with the minimum cash balance covenant under the 2007 Credit Facility, as amended.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

We have entered into eleven interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $831.2 million and the swaps have specified rates and durations.

Refer to the table in Note 8 – Long-Term Debt of our financial statements which summarizes the interest rate swaps in place as of September 30, 2009 and December 31, 2008.

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

We had entered into a number of short-term forward currency contracts to protect ourselves from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described in Note 5 – Investment of our financial statements.  As forward contracts expired, we continued to enter into new forward currency contracts for the cost basis of the investment, excluding commissions.  However, hedge accounting was limited to the lower of the cost basis or the market value at time of designation.  We elected to discontinue the forward currency contracts as of October 10, 2008 due to the declining underlying market value of Jinhui.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of September 30, 2009.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of September 30, 2009.  The table incorporates the agreement to acquire one remaining Capesize vessel for approximately $96 million, inclusive of commissions for these acquisitions, and the employment agreement entered into in September 2007 with our Chief Financial Officer, John Wobensmith.  We plan to fund the remaining vessel acquisition with cash on hand or cash generated from operations.  The interest and fees are also reflective of the 2007 Credit Facility, including the 2009 Amendment, and the interest rate swap agreements as discussed above under “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements.”   The interest and fees related to the 2007 Credit Facility reflect the repayment of $12.5 million of debt which was paid on October 21, 2009, which is prior to the required repayment date of December 31, 2009.

	Total	Within One Year (1)		One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
2007 Credit Agreement	$1,339,500	$12,500	(2)	$100,000	$301,670	$925,330
Remainder of purchase price of vessels (3)	$96,000	$96,000		$–	$–	$–
Interest and borrowing fees	$266,182	$16,357		$119,452	$75,511	$54,862
Executive employment agreement	$407	$106		$301	$–	$–
Office lease	$5,785	$121		$1,014	$1,036	$3,614

(1)	Represents the three month period ending December 31, 2009.
(2)	$12.5 million of outstanding debt was repaid on October 21, 2009.
(3)
The timing of this obligation is based on the estimated delivery date for the remaining Capesize vessel which is currently being constructed, and the obligation is inclusive of the commission due to brokers upon purchase of the vessel.

Interest expense has been estimated using the fixed hedge rate for the effective period and notional amount of the debt which is effectively hedged and 0.3125% for the portion of the debt that has no designated swap against it, plus the applicable bank margin of 2.00%.  We are obligated to pay certain commitment fees in connection with the 2007 Credit Facility, which have been reflected within interest and borrowing fees.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. Our fleet currently consists of eight Capesize drybulk carriers, eight Panamax drybulk carriers, four Supramax drybulk carriers, six Handymax drybulk carriers and eight Handysize drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings. We estimate our drydocking costs and scheduled off-hire days for our fleet through 2010 to be:

Year	Estimated Drydocking Cost (U.S. dollars in millions)	Estimated Off-hire Days

2009 (October 1- December 31, 2009)	$0.6	20
2010	$5.1	160

The costs reflected are estimates based on drydocking our vessels in China.  We estimate that each drydock will result in 20 days of off-hire.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  Two of our Capesize drybulk carriers that are drydocking during 2010 are anticipated to complete the required maintenance in only ten days.  We expect to fund these costs with cash from operations.

During the nine months ended September 30, 2009, we incurred a total of $3.9 million of drydocking costs.

We estimate that one vessel will be drydocked in the remainder of 2009.  An additional nine of our vessels will be drydocked in 2010.

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

CRITICAL ACCOUNTING POLICIES

Refer to the Critical Accounting Policies as disclosed in the 2008 10-K.  There have been no changes in these policies in the nine months ended September 30, 2009.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  The Company has entered into eleven interest rate swap agreements with DnB NOR Bank to manage future interest costs and the risk associated with changing interest rates.  We held eleven interest rate risk management instruments at September 30, 2009 as compared to nine interest rate risk management instruments at December 31, 2008.  The total notional principal amount of the swaps is $831.2 million, and the swaps have specified rates and durations.  Refer to the table in Note 8 – Long-Term Debt of our financial statements which summarizes the interest rate swaps in place as of September 30, 2009 and December 31, 2008.

The swap agreements with effective dates prior to September 30, 2009 synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of swap plus the Applicable Margin as defined in the “2007 Credit Facility” section of Note 8 – Long-Term Debt of our financial statements.

The liability associated with the swaps at September 30, 2009 is $50.9 million and $65.9 million at December 31, 2008, and are presented as the fair value of derivatives on the balance sheet.  Additionally, at September 30, 2009, the Company had one swap in an asset position of $1.3 million.  As of September 30, 2009 and December 31, 2008, the Company has accumulated OCI of ($49.4) million and ($66.0) million, respectively, related to the effectively hedged portion of the swaps.  At September 30, 2009, ($28.4) million of OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in interest rates because we have significant amounts of floating rate debt outstanding.  For the nine months ended September 30, 2008, we paid LIBOR plus 0.85% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for such swap’s effective period.  During the nine months ended September 30, 2009, effective January 26, 2009 as a result of the 2009 amendment to the 2007 Credit Facility, we paid LIBOR plus 2.00% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for such swap’s effective period.  A 1% increase in LIBOR would result in an increase of $2.4 million in interest expense for the nine months ended September 30, 2009, considering the increase would be only on the unhedged portion of the debt.

Derivative financial instruments

As of September 30, 2009, the Company has entered into eleven interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $831.2 million, and the swaps have specified rates and durations.  Refer to the table in Note 8 – Long-Term Debt of our financial statements which summarizes the interest rate swaps in place as of September 30, 2009 and December 31, 2008.

The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  The interest rate differential pertaining to the interest rate swaps for the three months ended September 30, 2009 and 2008 was $7.9 million and $3.4 million, respectively.  The interest rate differential pertaining to the interest rate swaps for the nine months ended September 30, 2009 and 2008 was $20.1 million and $7.3 million.  The Company is currently utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of OCI.  The ineffective portion is recognized as other expense, which is a component of other (expense) income.  For any period of time that the Company did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation was recognized as other (expense) income and was listed as a component of other (expense) income.

Amounts receivable or payable arising at the settlement of hedged interest rate swaps are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist.  Amounts receivable or payable arising at the settlement of unhedged interest rate swaps are reflected as other (expense) income and is listed as a component of other (expense) income.

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

Investments

The Company holds investments in Jinhui of $49.2 million which are classified as available for sale under Accounting Standards Codification 320-10, Investments – Debt and Equity Securities (“ASC 320-10”) (formerly SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”). The Company classifies the investment as a current or noncurrent asset based on the Company’s intent to hold the investment at each reporting date.  The investments that are classified as available for sale are subject to risk of changes in market value, which if determined to be impaired (other than temporarily impaired), could result in realized impairment losses.  The Company reviews the carrying value of such investments on a quarterly basis to determine if any valuation adjustments are appropriate under ASC 320-10.  During 2008, we reviewed the investment in Jinhui for indicators of other-than-temporary impairment.  This determination required significant judgment.  In making this judgment, we evaluated, among other factors, the duration and extent to which the fair value of the investment is less than its cost; the general market conditions, including factors such as industry and sector performance, and our intent and ability to hold the investment.  The Company’s investment in Jinhui was deemed to be other-than-temporarily impaired at December 31, 2008 due to the severity of the decline in its market value versus our cost basis.  During the quarter ended December 31, 2008, the Company recorded a $103.9 million impairment loss which was reclassified from OCI and recorded as a loss in the income statement for the quarter ended December 31, 2008.  We will continue to evaluate the investment on a quarterly basis to determine the likelihood of any further significant adverse effects on the fair value and amount of any additional impairment.  For the quarter ended September 30, 2009, we have not deemed our investment to be impaired.  In the event we determine that the Jinhui investment is subject to any additional impairment, the amount of the impairment would be reclassified from OCI and recorded as a loss in the income statement for the amount of the impairment.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  Below is updated information to the following risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

In response to piracy incidents in 2008 and 2009, particularly in the Gulf of Aden off the coast of Somalia, after consultation with regulatory authorities, we have stationed guards on some of our vessels in certain instances.  While our use of guards is intended to deter and prevent the hijacking of our vessels, it may also increase our risk of liability for death or injury to persons or damage to personal property.  While we believe we generally have adequate insurance in place to cover such liability, if we do not, it could adversely impact our business, results of operations, cash flows, and financial condition.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2009, we did not repurchase any shares of our common stock pursuant to our share repurchase program.

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

Item 6.  EXHIBITS

Exhibit	Document
3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)
3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005.(2)
3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006.(3)
3.4	Certificate of Designations of Series A Preferred Stock.(4)
3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of April 9, 2007.(4)
10.1	Form of Director Restricted Stock Grant Agreement dated as of July 24, 2009.*
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)             Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.
(2)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.
(3)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.
(4)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2007.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED
DATE: November 9, 2009	By: /s/ Robert Gerald Buchanan Robert Gerald Buchanan President (Principal Executive Officer)
DATE: November 9, 2009	By: /s/ John C. Wobensmith John C. Wobensmith Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document
3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)
3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005.(2)
3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006.(3)
3.4	Certificate of Designations of Series A Preferred Stock.(4)
3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of April 9, 2007.(4)
10.1	Form of Director Restricted Stock Grant Agreement dated as of July 24, 2009.*
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)             Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.
(2)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.
(3)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.
(4)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2007.

  (Remainder of page left intentionally blank)