Form 10-K
period 2009-12-31
GENCO SHIPPING & TRADING LTD
filed 2010-03-01
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer ☒        Accelerated filer ☐      Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the registrant's voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $21.72 per share as of June 30, 2009 on the New York Stock Exchange, was approximately $559.0 million.  The registrant has no non-voting common equity issued and outstanding.  The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant's common stock as of March 1, 2010 was 31,842,798 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009, are incorporated by reference in Part III herein.

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a New York City-based company, incorporated in the Marshall Islands in 2004.  We transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes.  Our fleet currently consists of 35 drybulk carriers, 14 of which we acquired from a subsidiary of The China National Cereals Oil and Foodstuffs Corp., or COFCO, a Chinese conglomerate, in December 2004 and during the first six months of 2005.  The Genco Muse was acquired in October 2005 from Western Bulk Carriers, and in November 2006, we took delivery of three drybulk vessels from affiliates of Franco Compania Naviera S.A.  In July 2007, we entered into an agreement to acquire nine Capesize vessels from companies within the Metrostar Management Corporation group for a net purchase price of $1,111 million.  The Company completed delivery of all of these vessels during 2009.  In August 2007, the Company also agreed to acquire six drybulk vessels (three Supramax and three Handysize) from affiliates of Evalend Shipping Co. S.A. for a net purchase price of $336 million.  The Company took delivery of five of these vessels in December 2007 and the sixth vessel in January 2008.  During 2007, the Company sold the Genco Glory, a Handymax vessel, and the Genco Commander, a Handymax vessel, and realized a gain of $27 million.  During February 2008, the Genco Trader, a Panamax vessel, was sold to SW Shipping Co., Ltd. for $44 million, less a 2% third party brokerage commission.  In June 2008, we entered into an agreement to acquire six drybulk newbuildings (three Capesize and three Handysize) from Lambert Navgation Ltd., Northville Navigation Ltd., Providence Navigation Ltd., and Primebulk Navigation Ltd., for an aggregate purchase price of $530 million.  We subsequently cancelled this acquisition in November 2008, in order to strengthen our liquidity and in light of market conditions at the time.  The cancellation resulted in a realized loss during the fourth quarter of 2008 of $53.8 million as a result of the forfeiture of the deposit and related interest.  Additionally, during May 2008, we agreed to acquire three 2007-built vessels, consisting of two Panamax vessels and one Supramax vessel from Bocimar Internation N.V. and Delphis N.V., for an aggregate purchase price of approximately $257 million, which were delivered during 2008.  The majority of the vessels in our fleet are currently on time charter contracts, and have an average remaining life of approximately 10.2 months as of December 31, 2009.  Six of our vessels currently operate in vessel pools, such as the Bulkhandling Handymax Pool and the Lauritzen Pool.   Under a pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these three vessels are subject to the fluctuations of the spot market.  Most of our vessels are chartered to well-known charterers, including Lauritzen Bulkers A/S or LB/IVS Pool, in which Lauritzen Bulkers A/S acts as the pool manager (collectively, “Lauritzen Bulkers”), Cargill International S.A. (“Cargill”), Pacific Basin Chartering Ltd. (“Pacbasin”), STX Panocean (UK) Co. Ltd. (“STX”), COSCO Bulk Carriers Co., Ltd. (“Cosco”), and Hyundai Merchant Marine Co. Ltd. (“HMMC”).

We intend to continue to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow.  In connection with the acquisitions made in 2007 and our growth strategy, we negotiated a credit facility which we entered into as of July 20, 2007 (our “2007 Credit Facility”) for a total amount of $1,377 million that we have used to acquire vessels.  During January 2009, we agreed to an amendment to our 2007 Credit Facility that contained a waiver of the collateral maintenance requirement.  As a condition of this waiver, among other things, we agreed to suspend our cash dividends and share repurchases until such time as we can satisfy the collateral maintenance requirement.  As of March 1, 2010, we had approximately $12.5 million of available borrowing capacity under our 2007 Credit Facility.

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

We hold an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).   Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  At December 31, 2008, we deemed our investment in Jinhui to be other-than-temporarily impaired due to the severity of the decline in its market value versus our original cost basis.  As a result, during the fourth quarter of 2008, the Company recorded a $103.9 million impairment charge in its Consolidated Statement of Operations.  During 2009, there were no indicators of impairment as the market value of Jinhui shares exceeded our new cost basis.

Our fleet currently consists of nine Capesize, eight Panamax, four Supramax, six Handymax and eight Handysize drybulk carriers, with an aggregate carrying capacity of approximately 2,903,000 deadweight tons (dwt).  As of December 31, 2009, the average age of the vessels currently in our fleet was 7.0 years, as compared to the average age for the world fleet of approximately 15 years for the drybulk shipping segments in which we compete.  All of the vessels in our fleet were built in shipyards with reputations for constructing high-quality vessels.

On October 14, 2009, Baltic Trading Limited (“Baltic Trading”), our wholly owned subsidiary, filed a registration statement on Form S-1 with the Securities and Exchange Commission, or SEC.  Baltic Trading is a newly formed New York City-based company incorporated in October 2009 in the Marshall Islands to conduct a shipping business focused on the drybulk industry spot market.  Baltic Trading is currently in the process of preparing for its initial public offering.  If such initial public offering is successful, we plan to enter into certain business arrangements with Baltic Trading. Please see “Management’s Discussion & Analysis of Financial Condition and Results of Operations” for further details of these arrangements.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements, and other documents with the SEC, under the Securities Exchange Act of 1934, or the Exchange Act.  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.  The public can obtain any documents that we file with the SEC at www.sec.gov.

In addition, our company website can be found on the Internet at www.gencoshipping.com.  The website contains information about us and our operations.  Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge after the reports and amendments are electronically filed with or furnished to the SEC.  To view the reports, access www.gencoshipping.com, click on Investor, then SEC Filings.  No information on our company website is incorporated by reference into this annual report on Form 10-K.

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
299 Park Avenue, 20th Floor
New York, NY 10171

BUSINESS STRATEGY

Our strategy is to manage and expand our fleet in a manner that maximizes our cash flows from operations.  To accomplish this objective, we intend to:

•
Strategically expand the size of our fleet - We intend to acquire additional modern, high-quality drybulk carriers through timely and selective acquisitions of vessels in a manner that is accretive to our cash flows.  We expect to fund acquisitions of additional vessels using cash reserves set aside for this purpose, debt and utilizing equity financing alternatives.

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

•
Pursue an appropriate balance of time and spot charters - Twenty-eight of our thirty-five vessels are under time charters or fixed pool agreements with an average remaining life of approximately 10.2 months as of December 31, 2009.  These charters provide us with relatively stable revenues and a high fleet utilization.  We may in the future pursue other market opportunities for our vessels to capitalize on market conditions, including arranging longer or shorter charter periods and entering into short-term time charters, voyage charters and use of vessel pools.

•
Maintain low-cost, highly efficient operations – During the year ended December 31, 2009, we outsourced technical management of our fleet, primarily to Wallem Shipmanagement Limited (“Wallem”), Anglo-Eastern Group (“Anglo”), and Barber International Ltd. (“Barber”), third-party independent technical managers, at a cost we believe is lower than what we could achieve by performing the function in-house.  Commencing in 2009, we limited our technical managers to Wallem and Anglo to utilize more cost efficient crews.  Our management team actively monitors and controls vessel operating expenses incurred by the independent technical managers by overseeing their activities.  Finally, we seek to maintain low-cost, highly efficient operations by capitalizing on the cost savings and economies of scale that result from operating sister ships.

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

OUR FLEET

Our fleet consists of nine Capesize, eight Panamax, four Supramax, six Handymax and eight Handysize drybulk carriers, with an aggregate carrying capacity of approximately 2,903,000 dwt.  As of December 31, 2009, the average age of the vessels currently in our fleet was approximately 7.0 years, as compared to the average age for the world fleet of approximately 15 years for the drybulk shipping segments in which we compete.  All of the vessels in our fleet were built in shipyards with reputations for constructing high-quality vessels.  The table below summarizes the characteristics of our vessels:

Vessel	Class	Dwt	Year Built

Genco Augustus	Capesize	180,151	2007
Genco Claudius	Capesize	169,025	2010 (1)
Genco Constantine	Capesize	180,183	2008
Genco Commodus	Capesize	169,025	2009
Genco Hadrian	Capesize	169,694	2008
Genco London	Capesize	177,833	2007
Genco Maximus	Capesize	169,025	2009
Genco Tiberius	Capesize	175,874	2007
Genco Titus	Capesize	177,729	2007
Genco Acheron	Panamax	72,495	1999
Genco Beauty	Panamax	73,941	1999
Genco Knight	Panamax	73,941	1999
Genco Leader	Panamax	73,941	1999
Genco Raptor	Panamax	76,499	2007
Genco Surprise	Panamax	72,495	1998
Genco Thunder	Panamax	76,588	2007
Genco Vigour	Panamax	73,941	1999
Genco Cavalier	Supramax	53,617	2007
Genco Hunter	Supramax	58,729	2007
Genco Predator	Supramax	55,407	2005
Genco Warrior	Supramax	55,435	2005
Genco Carrier	Handymax	47,180	1998
Genco Marine	Handymax	45,222	1996
Genco Muse	Handymax	48,913	2001
Genco Prosperity	Handymax	47,180	1997
Genco Success	Handymax	47,186	1997
Genco Wisdom	Handymax	47,180	1997
Genco Challenger	Handysize	28,428	2003
Genco Champion	Handysize	28,445	2006
Genco Charger	Handysize	28,398	2005
Genco Explorer	Handysize	29,952	1999
Genco Pioneer	Handysize	29,952	1999
Genco Progress	Handysize	29,952	1999
Genco Reliance	Handysize	29,952	1999
Genco Sugar	Handysize	29,952	1998

(1) On December 30, 2009, the Company took delivery of the Genco Claudius. However, the vessel has been designated by Lloyd’s Register of Shipping as having been built in 2010.

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

We utilize the services of reputable independent technical managers for the technical management of our fleet.  We currently contract with Wallem and Anglo, independent technical managers, for our technical management.  Commencing in 2009, we limited our technical managers to Wallem and Anglo due to their access to more cost effective crews.   Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Members of our New York City-based management team oversee the activities of our independent technical managers.  The head of our technical management team has over 30 years of experience in the shipping industry.

Wallem, founded in 1971, and Anglo, founded in 1974, are among the largest ship management companies in the world.  These technical managers are known worldwide for their agency networks, covering all major ports in China, Hong Kong, Japan, Vietnam, Taiwan, Thailand, Malaysia, Indonesia, the Philippines and Singapore.  These technical managers provide services to over 500 vessels of all types, including Capesize, Panamax, Supramax, Handymax and Handysize drybulk carriers that meet strict quality standards.

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

OUR CHARTERS

As of February 26, 2010, we employed 29 of our 35 drybulk carriers under time charters.  A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the disposal of the charterer.  Under a time charter, the charterer periodically pays a fixed daily charterhire rate to the owner of the vessel and bears all voyage expenses, including the cost of bunkers (“fuel”), port expenses, agents’ fees and canal dues.  Three of our vessels, the Genco Constantine, Genco Titus and Genco Hadrian, are chartered under time charters which include a profit-sharing element.  Under these charter agreements, the Company receives a fixed rate of $52,750, $45,000 and $65,000 per day, respectively, and an additional profit-sharing payment.  The profit-sharing between the Company and the respective charterer for each 15-day period is calculated by taking the average over that period of the published Baltic Cape Index of the four time charter routes as reflected in daily reports.  If such average is more than the base rate payable under the charter, the excess amount is allocable 50% to the Company and 50% to the charterer.  A commission of 3.75% based on the profit sharing amount due to the Company is incurred out of the Company’s share.

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

In connection with the charter of each of our vessels, we incur commissions generally ranging from 1.25% to 5.00% of the total daily charterhire rate of each charter to third parties, depending on the number of brokers involved with arranging the relevant charter.

Six of our drybulk carriers are currently in vessel pools.  The Genco Predator is in the Bulkhandling Handymax Pool and the Genco Explorer, Genco Pioneer, Genco Progress, Genco Reliance and Genco Sugar are in the Lauritzen Pool.  We believe that vessel pools provide cost-effective commercial management activities for a group of similar class vessels.  The pool arrangement provides the benefits of a large-scale operation and chartering efficiencies that might not be available to smaller fleets.  Under the pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the charterer and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these six vessels is subject to the fluctuations of the spot market.

We monitor developments in the drybulk shipping industry on a regular basis and strategically adjust the charterhire periods for our vessels according to market conditions as they become available for charter.

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun Logix Corporation (“Samsun”), when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application.  On February 5, 2010, the rehabilitation plan submitted by Samsun was approved by the South Korean courts.  As part of the rehabilitation process, our claim of approximately $17.2 million will be settled in the following manner; thirty-four percent, or approximately $5.9 million, will be paid in cash in annual installments on December 30th of each year from 2010 through 2019 ranging in percentages from eight to seventeen; the remaining sixty-six percent, or approximately $11.3 million, will be converted to Samsun shares at a specified value per share.  Any cash received from Samsun will be recorded as income upon receipt.

The following table sets forth information about the current employment of the vessels currently in our fleet as of February 24, 2010:

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)	Revenue Daily Rate (3)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	December 2010	39,000
Genco Tiberius	2007	Cargill International S.A.	March 2010	45,263
Genco London	2007	SK Shipping Co., Ltd	August 2010	57,500	64,250
Genco Titus	2007	Cargill International S.A.	September 2011	45,000(4)	46,250
Genco Constantine	2008	Cargill International S.A.	August 2012	52,750(4)
Genco Hadrian	2008	Cargill International S.A.	October 2012	65,000(4)

Genco Commodus	2009	Morgan Stanley Capital Group Inc.	June 2011	36,000
Genco Maximus	2009	Cargill International S.A.	March 2010	31,750
Genco Claudius	2010	Cargill International S.A.	November 2010	36,000(5)

Panamax Vessels
Genco Beauty	1999	LD Commodities Suisse, Geneva	March 2010	19,125
Genco Knight	1999	Swissmarine Services S.A.	March 2010	16,500
Genco Leader	1999	Klaveness Chartering	December 2010	20,000
Genco Vigour	1999	Global Maritime Investments Ltd.	November 2010	24,000
Genco Acheron	1999	Global Chartering Ltd (a subsidiary of ArcelorMittal Group)	July 2011	55,250
Genco Surprise	1998	Hanjin Shipping Co., Ltd.	December 2010	42,100
Genco Raptor	2007	COSCO Bulk Carriers Co., Ltd.	April 2012	52,800
Genco Thunder	2007	Klaveness Chartering	April 2010	20,000

Supramax Vessels
Genco Predator	2005	Bulkhandling Handymax A/S	April 2010	Spot(6)
Genco Warrior	2005	Hyundai Merchant Marine Co. Ltd.	November 2010	38,750
Genco Hunter	2007	Pacific Basin Chartering Ltd.	March 2010	17,000
Genco Cavalier	2007	Clipper Bulk Shipping NV	Apr 10	20,000(7)

Handymax Vessels
Genco Success	1997	Korea Line Corporation	February 2011	33,000(8)
Genco Carrier	1998	Louis Dreyfus Corporation	March 2011	37,000
Genco Prosperity	1997	Pacific Basin Chartering Ltd	June 2011	37,000
Genco Wisdom	1997	Hyundai Merchant Marine Co. Ltd.	February 2011	34,500
Genco Marine	1996	STX Pan Ocean Co. Ltd.	March 2010	15,500
Genco Muse	2001	Global Maritime Investments Ltd.	December 2010	17,750

Handysize Vessels
Genco Explorer	1999	Lauritzen Bulkers A/S	May 2010	Spot(9)
Genco Pioneer	1999	Lauritzen Bulkers A/S	May 2010	Spot(9)
Genco Progress	1999	Lauritzen Bulkers A/S	February 2011	Spot(9)
Genco Reliance	1999	Lauritzen Bulkers A/S	February 2011	Spot(9)
Genco Sugar	1998	Lauritzen Bulkers A/S	February 2011	Spot(9)
Genco Charger	2005	Pacific Basin Chartering Ltd.	November 2010	24,000
Genco Challenger	2003	Pacific Basin Chartering Ltd.	November 2010	24,000
Genco Champion	2006	Pacific Basin Chartering Ltd.	November 2010	24,000

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
(2) Time charter rates presented are the gross daily charterhire rates before third-party commissions generally ranging from 1.25% to 5.00%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.
(3) For the vessels acquired with a below-market time charter rate, the approximate amount of revenue on a daily basis to be recognized as revenues is displayed in the column named “Net Revenue Daily Rate” and is net of any third-party commissions. Since these vessels were acquired with existing time charters with below-market rates, we allocated the purchase price between the respective vessels and an intangible liability for the value assigned to the below-market charterhire.  This intangible liability is amortized as an increase to voyage revenues over the minimum remaining term of the charter.  The minimum remaining term for the Genco Tiberius expired on January 13, 2010, the Genco London expires on August 30, 2010 and the Genco Titus on September 26, 2011 at which point the respective liabilities are amortized to zero and the vessels begin earning the “Cash Daily Rate”. For cash flow purposes, we will continue to receive the rate presented in the “Cash Daily Rate” column until the charter expires.
(4) These charters include a 50% index-based profit sharing component above the respective base rates listed in the table. The profit sharing between the charterer and us for each 15-day period is calculated by taking the average over that period of the published Baltic Cape Index of the four time charter routes, as reflected in daily reports. If such average is more than the base rate payable under the charter, the excess amount is allocable 50% to each of the charterer and us. A third-party brokerage commission of 3.75% based on the profit sharing amount due to us is payable out of our share.
(5) We have reached an agreement to charter the vessel for 10.5 to 13.5 months at a rate of $36,000 per day, less a 5% third-party commission and commenced on January 4, 2010.
(6) We entered the vessel into the Bulkhandling Handymax Pool with an option to convert the balance period of the charter party to a fixed rate, but only after January 1, 2009. In addition to a 1.25% third-party brokerage commission, the charter party calls for a management fee.
(7) We reached an agreement to extend the time charter for an additional 2 to 4 months at a rate of $20,000 per day less a 5% third-party commission. The charter commenced following the completion of the previous time charter on February 20, 2010.
(8) We extended the time charter for an additional 35 to 37.5 months at a rate of $40,000 per day for the first 12 months, $33,000 per day for the following 12 months, $26,000 per day for the next 12 months and $33,000 per day thereafter less a 5% third-party commission. In all cases, the rate for the duration of the time charter will average $33,000 per day. For purposes of revenue recognition, the time charter contract is reflected on a straight-line basis at approximately $33,000 per day for 35 to 37.5 months in accordance with U.S. GAAP.
(9) We have reached an agreement to enter these vessels into the LB/IVS Pool whereby Lauritzen Bulkers A/S acts as the pool manager. Under the pool agreement, we can withdraw up to three vessels with three months’ notice until December 31, 2009 and the remaining two vessels with 12 months’ notice. After December 31, 2009, we can withdraw up to two vessels with three months’ notice and the remaining three vessels with 12 months’ notice.

CLASSIFICATION AND INSPECTION

All of our vessels have been certified as being “in class” by the American Bureau of Shipping (“ABS”), Det Norske Veritas (“DNV”) or Lloyd’s Register of Shipping (“Lloyd’s”).  Each of these classification societies is a member of the International Association of Classification Societies.  Every commercial vessel’s hull and machinery is evaluated by a classification society authorized by its country of registry.  The classification society certifies that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member.  Each vessel is inspected by a surveyor of the classification society in three surveys of varying frequency and thoroughness: every year for the annual survey, every two to three years for the intermediate survey and every four to five years for special surveys.  Special surveys always require drydocking.  Vessels that are 15 years old or older are required, as part of the intermediate survey process, to be drydocked every 24 to 30 months for inspection of the underwater portions of the vessel and for necessary repairs stemming from the inspection.

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

CREWING AND EMPLOYEES

Each of our vessels is crewed with 20 to 24 officers and seamen.  Our technical managers are responsible for locating and retaining qualified officers for our vessels.  The crewing agencies handle each seaman's training, travel and payroll, and ensure that all the seamen on our vessels have the qualifications and licenses required to comply with international regulations and shipping conventions.  We typically man our vessels with more crew members than are required by the country of the vessel's flag in order to allow for the performance of routine maintenance duties.

As of February 26, 2010, we employed 21 shore-based personnel and approximately 770 seagoing personnel on our vessels.

CUSTOMERS

Our assessment of a charterer's financial condition and reliability is an important factor in negotiating employment for our vessels.  We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities.  Our customers include national, regional and international companies, such as Lauritzen Bulkers, Cargill, Pacbasin, STX, Cosco, and HMMC. For 2009, two of our charterers, Pacbasin and Cargill, accounted for more than 10% of our revenues.

COMPETITION

Our business fluctuates in line with the main patterns of trade of the major drybulk cargoes and varies according to changes in the supply and demand for these items.  We operate in markets that are highly competitive and based primarily on supply and demand.  We compete for charters on the basis of price, vessel location and size, age and condition of the vessel, as well as on our reputation as an owner and operator.  We compete with other owners of drybulk carriers in the Capesize, Panamax, Supramax, Handymax and Handysize class sectors, some of whom may also charter our vessels as customers.  Ownership of drybulk carriers is highly fragmented and is divided among approximately 1,450 independent drybulk carrier owners.

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

Hull and Machinery, War Risks, Kidnap and Ransom Insurance

We maintain marine hull and machinery, war risks and kidnap and ransom insurance which cover the risk of actual or constructive total loss, for all of our vessels.  Our vessels are each covered up to at least fair market value with deductibles of $67,313 per vessel per incident for our Handysize vessels, $83,125 per vessel per incident for our Panamax, Supramax and Handymax vessels and $133,125 per vessel per incident for our Capesize vessels.  The Company is covered, subject to limitations in our policy, to have the crew released in the case of kidnapping due to piracy in the Gulf of Aden / Somalia.

Protection and Indemnity Insurance

Protection and indemnity insurance is provided by mutual protection and indemnity associations, or P&I Associations, which insure our third-party liabilities in connection with our shipping activities.  This includes third-party liability and other related expenses resulting from the injury or death of crew, passengers and other third parties, the loss or damage to cargo, claims arising from collisions with other vessels, damage to other third-party property, pollution arising from oil or other substances and salvage, towing and other related costs, including wreck removal.  Protection and indemnity insurance is a form of mutual indemnity insurance, extended by protection and indemnity mutual associations, or “clubs.” Our coverage is unlimited, with the exception of pollution incidents as discussed below.

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

A variety of governmental and private entities subject our vessels to both scheduled and unscheduled inspections.  These entities include the local port authorities, (applicable national authorities such as the U.S. Coast Guard and harbor masters), classification societies, flag state administrations (countries of registry) and charterers.  Some of these entities require us to obtain permits, licenses, certificates and other authorizations for the operation of our vessels.  Our failure to maintain necessary permits, licenses, certificates or authorizations could require us to incur substantial costs or temporarily suspend the operation of one or more of our vessels.

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

In September 1997, the IMO adopted Annex VI to the MARPOL Convention to address air pollution from ships.  Effective May 2005, Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from all commercial vessel exhausts and prohibits deliberate emissions of ozone depleting substances (such as halons and chlorofluorocarbons), emissions of volatile organic compounds from cargo tanks, and the shipboard incineration of specific substances.  Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions.  In October 2008, the IMO adopted amendments to Annex VI regarding emissions of sulfur oxide, nitrogen oxide, particulate matter and ozone-depleting substances, which amendments enter into force on July 1, 2010.  The amended Annex VI will reduce air pollution from vessels by, among other things, (i) implementing a progressive reduction of sulfur oxide emissions from ships by reducing the global sulfur fuel cap reduced initially to 3.50% (from the current cap of 4.50%), effective from January 1, 2012, then progressively to 0.50%, effective from January 1, 2020, subject to a feasibility review to be completed no later than 2018; and (ii) establishing new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation.  The United States ratified the Annex VI amendments in October 2008, and the U.S. Environmental Protection Agency, or EPA, promulgated equivalent emissions standards in late 2009.

The United States and Canada have requested IMO to designate the area extending 200 nautical miles from the Atlantic/Gulf and Pacific coasts of the U.S. and Canada and the Hawaiian Islands as Emission Control Areas under the MARPOL Annex VI amendments, which would subject ocean-going vessels in these areas to stringent emissions controls and cause us to incur additional costs.  In July 2009, the IMO accepted the proposal in principle, and all member states party to MARPOL Annex VI will vote on the proposal in March 2010.  Even if the proposal is not adopted, we cannot assure you that the United States or Canada will not adopt more stringent emissions standards independent of the IMO.

Safety Management System Requirements

The IMO also adopted the International Convention for the Safety of Life at Sea, or SOLAS and the International Convention on Load Lines, or the LL Convention, which impose a variety of standards that regulate the design and operational features of ships.  The IMO periodically revises the SOLAS Convention and LL Convention standards.

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

 The ISM Code requires that vessel operators also obtain a safety management certificate for each vessel they operate.  This certificate evidences compliance by a vessel’s management with code requirements for a safety management system.  No vessel can obtain a certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code.  We believe that we have all material requisite documents of compliance for our offices and safety management certificates for all of our vessels for which such certificates are required by the IMO.  We renew these documents of compliance and safety management certificates as required.

Pollution Control and Liability Requirements

IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the nations signatory to such conventions.  For example, IMO adopted an International

Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, in February 2004.  The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements (beginning in 2009), to be replaced in time with mandatory concentration limits.  The BWM Convention will not become effective until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping.  To date, there has not been sufficient adoption of this standard for it to take force.

Although the United States is not a party, many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended in 2000, or the CLC.  Under this convention and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel’s registered owner is strictly liable, subject to certain defenses, for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil.  The limits on liability outlined in the 1992 Protocol use the International Monetary Fund currency unit of Special Drawing Rights, or SDR.  Under an amendment to the 1992 Protocol that became effective on November 1, 2003, for vessels between 5,000 and 140,000 gross tons (a unit of measurement for the total enclosed spaces within a vessel), liability is limited to approximately 4.51 million SDR plus 631 SDR for each additional gross ton over 5,000.  For vessels of over 140,000 gross tons, liability is limited to 89.77 million SDR.  The exchange rate between SDRs and dollars was 0.655892 SDR per dollar on February 19, 2010. The right to limit liability is forfeited under the CLC where the spill is caused by the vessel owner’s actual fault and under the 1992 Protocol where the spill is caused by the vessel owner’s intentional or reckless conduct.  Vessels trading with states that are parties to these conventions must provide evidence of insurance covering the liability of the owner.  In jurisdictions where the CLC has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that of the CLC.  We believe that our protection and indemnity insurance covers the liability under the plan adopted by the IMO.

Noncompliance with the ISM Code or other IMO regulations may subject the vessel owner or bareboat charterer to increased liability, lead to decreases in available insurance coverage for affected vessels or result in the denial of access to, or detention in, some ports.  The U.S. Coast Guard and European Union authorities have indicated that vessels not in compliance with the ISM Code by the applicable deadlines will be prohibited from trading in U.S. and European Union ports, respectively.  As of the date of this report, each of our vessels is ISM Code certified.  However, there can be no assurance that such certificate will be maintained.

The IMO continues to review and introduce new regulations.  It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on our operations.

The U.S. Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act

The U.S. Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills.  OPA affects all owners and operators whose vessels trade in the United States, its territories and possessions or whose vessels operate in U.S. waters, which includes the U.S. territorial sea and its 200 nautical mile exclusive economic zone.  The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances other than oil, whether on land or at sea.  Both OPA and CERCLA impact our operations.

Under OPA, vessel owners, operators and bareboat charterers are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels.  OPA defines these other damages broadly to include:

•	natural resources damage and related assessment costs;

•	real and personal property damage;

•	net loss of taxes, royalties, rents, fees and other lost revenues;

•	lost profits or impairment of earning capacity due to property or natural resources damage; and

•	net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

Effective July 31, 2009, the U.S. Coast Guard adjusted the limits of OPA liability for non-tank vessels to the greater of $1,000 per gross ton or $854,400 (subject to possible adjustment for inflation). CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages. Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million for vessels carrying a hazardous substance as cargo and the greater of $300 per gross ton or $0.5 million for any other vessel. These OPA and CERCLA limits of liability do not apply if an incident was directly caused by violation of applicable U.S. federal safety, construction or operating regulations or by a responsible party’s gross negligence or willful misconduct, or if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with oil removal activities.

OPA and the U.S. Coast Guard also require owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the limit of their potential liability under OPA and CERCLA. Vessel owners and operators may satisfy their financial responsibility obligations by providing a proof of insurance, a surety bond, self-insurance or a guaranty. We plan to comply with the U.S. Coast Guard’s financial responsibility regulations by providing a certificate of responsibility evidencing sufficient self-insurance.

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

The EPA regulates the discharge of ballast water and other substances in U.S. waters under the CWA.  Effective February 6, 2009, EPA regulations require vessels 79 feet in length or longer (other than commercial fishing and recreational vessels) to comply with a Vessel General Permit authorizing ballast water discharges and other discharges incidental to the operation of vessels.  The Vessel General Permit imposes technology and water-quality based effluent limits for certain types of discharges and establishes specific inspection, monitoring, recordkeeping and reporting requirements to ensure the effluent limits are met. U.S. Coast Guard regulations adopted under the U.S. National Invasive Species Act, or NISA, also impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering or operating in U.S. waters, and in 2009 the Coast Guard proposed new ballast water management standards and practices, including limits regarding ballast water releases.  Compliance with the EPA and the U.S. Coast Guard regulations could require the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost, and/or otherwise restrict our vessels from entering U.S. waters.

European Union Regulations

In October 2009, the European Union amended a directive to impose criminal sanctions for illicit ship-source discharges of polluting substances, including minor discharges, if committed with intent, recklessly or with serious negligence and the discharges individually or in the aggregate result in deterioration of the quality of water. Criminal liability for pollution may result in substantial penalties or fines and increased civil liability claims.

Greenhouse Gas Regulation

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change, or UNFCCC, which we refer to as the Kyoto Protocol, entered into force. Pursuant to the Kyoto Protocol, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases, which are suspected of contributing to global warming. Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol. However, international negotiations are continuing with respect to a successor to the Kyoto Protocol, which sets emission reduction targets through 2012, and restrictions on shipping emissions may be included in any new treaty. In December 2009, more than 27 nations, including the United States and China, signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions. The European Union has indicated that it intends to propose an expansion of the existing European Union emissions trading scheme to include emissions of greenhouse gases from vessels, if such emissions are not regulated through the IMO or the UNFCCC by December 31, 2010. In the United States, the EPA has issued a final finding that greenhouse gases threaten public health and safety, and has promulgated regulations, expected to be finalized in March 2010, regulating the emission of greenhouse gases from motor vehicles and stationary sources.  The EPA may decide in the future to regulate greenhouse gas emissions from ships and has already been petitioned by the California Attorney General to regulate greenhouse gas emissions from ocean-going vessels.  Other federal and state regulations relating to the control of greenhouse gas emissions may follow, including the climate change initiatives that are being considered in the U.S. Congress.  In addition, the IMO is evaluating various mandatory measures to reduce greenhouse gas emissions from international shipping, including market-based instruments.  Any passage of climate control legislation or other regulatory initiatives by the EU, U.S., IMO or other countries where we operate that restrict emissions of greenhouse gases could require us to make significant financial expenditures that we cannot predict with certainty at this time.

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

•
Class Renewal Surveys:  Class renewal surveys, also known as special surveys, are carried out for the ship’s hull, machinery, including the electrical plant, and for any special equipment classed, at the intervals indicated by the character of classification for the hull.  At the special survey, the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures.  Should the thickness be found to be less than class requirements, the classification society would prescribe steel renewals.  The classification society may grant a one-year grace period for completion of the special survey.  Substantial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear.  In lieu of the special survey every four or five years, depending on whether a grace period was granted, a vessel owner has the option of arranging with the classification society for the vessel’s hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five-year cycle.  Upon a vessel owner’s request, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire period of class.  This process is referred to as continuous class renewal.

All areas subject to survey as defined by the classification society are required to be surveyed at least once per class period, unless shorter intervals between surveys are prescribed elsewhere.  The period between two subsequent surveys of each area must not exceed five years.

Most vessels are also drydocked every 30 to 36 months for inspection of the underwater parts and for repairs related to inspections.  If any defects are found, the classification surveyor will issue a ‘‘recommendation’’ which must be rectified by the vessel owner within prescribed time limits.

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

ITEM 1A.  RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “budget,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (ix) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims including offhire days; (x) our acquisition or disposition of vessels; (xi) the completion of definitive documentation with respect to time charters; (xii) charterers’ compliance with the terms of their charters in the current market environment; (xiii) those other risks and uncertainties discussed below under the heading “RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS”, and (xiv) other factors listed from time to time in our filings with the Securities and Exchange Commission.

The following risk factors and other information included in this report should be carefully considered.  If any of the following risks actually occur, our business, financial condition, operating results or cash flows could be materially and adversely affected and the trading price of our common stock could decline.

RISK FACTORS RELATED TO OUR BUSINESS AND OPERATIONS

Industry Specific Risk Factors

The current global economic downturn may continue to negatively impact our business.

In the current global economy, operating businesses have been facing tightening credit, weakening demand for goods and services, deteriorating international liquidity conditions, and declining markets.  Lower demand for drybulk cargoes as well as diminished trade credit available for the delivery of such cargoes have led to decreased demand for drybulk vessels, creating downward pressure on charter rates.  Although vessel values have stabilized over the past few months, general market volatility has resulted from uncertainty about sovereign debt and fears of countries such as Greece, Portugal and Spain defaulting on their governments’ financial obligations.   If the current global economic environment persists or worsens, we may be negatively affected in the following ways:

•	We may not be able to employ our vessels at charter rates as favorable to us as historical rates or operate our vessels profitably.

•
The market value of our vessels could decrease, which may cause us to recognize losses if any of our vessels are sold or if their values are impaired.  In connection with this risk, we recently amended our credit facility to obtain a waiver of the collateral maintenance requirement until we can satisfy the requirement and meet certain other conditions.   If we did not have such a waiver, such a decline in the market value of our vessels could prevent us from borrowing under our credit facility or trigger a default under its covenants.

•
Our charterers with long-term time charters may request to renegotiate the terms of our charters with them.  As a general matter, we do not agree to make changes to the terms of our charters in response to such requests.  As a result, our charterers may fail to meet their obligations under our long-term time charters.

•	The value of our investment in Jinhui could decline in future years, and we may recognize impairment losses if we were to sell our shares or if the value of our investment is impaired.

The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Charterhire rates for drybulk carriers are volatile and are currently at relatively low levels as compared to historical levels and may further decrease in the future, which may adversely affect our earnings.

The abrupt and dramatic downturn in the drybulk charter market, from which we derive the large majority of our revenues, has severely affected the drybulk shipping industry. The Baltic Dry Index, an index published by The Baltic Exchange of shipping rates for 20 key drybulk routes, fell 94% from a peak of 11,793 in May 2008 to a low of 663 in December 2008. It subsequently rose to a high of 4,291 on June 3, 2009 and then declined to 2,163 as of September 24, 2009. It was 2,707 as of February 24, 2010. There can be no assurance that the drybulk charter market will recover over the next several months and the market could continue to decline further. These circumstances, which result from the economic dislocation worldwide and the disruption of the credit markets, have had a number of adverse consequences for drybulk shipping, including, among other things:

•	an absence of financing for vessels;

•	no active second-hand market for the sale of vessels;

•	extremely low charter rates, particularly for vessels employed in the spot market;

•	widespread loan covenant defaults in the drybulk shipping industry; and

•	declaration of bankruptcy by some operators and shipowners as well as charterers.

The occurrence of one or more of these events could adversely affect our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

An oversupply of drybulk carrier capacity may lead to reductions in charterhire rates and profitability.

The market supply of drybulk carriers has been increasing as a result of the delivery of numerous newbuilding orders over the last few years.  Currently, we believe there is an oversupply of vessels, as evidenced by some carriers letting their ships sit idle rather than operate them at current rates.

Newbuildings were delivered in significant numbers starting at the beginning of 2006 and continued to be delivered in significant numbers through 2007, 2008 and 2009.  An oversupply of drybulk carrier capacity may result in a reduction of charterhire rates, as evidenced by historically low rates in December 2008.  If such a reduction continues, upon the expiration or termination of our vessels’ current charters, we may only be able to re-charter our vessels at reduced or unprofitable rates, or we may not be able to charter these vessels at all.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

The market values of our vessels may decrease, which could adversely affect our operating results, cause us to breach one or more of the covenants in our 2007 Credit Facility or limit the total amount that we may borrow under our 2007 Credit Facility.

If the book value of one of our vessels is impaired due to unfavorable market conditions or a vessel is sold at a price below its book value, we would incur a loss that could adversely affect our financial results.  Also, we have entered into a credit agreement with a syndicate of commercial lenders that provides us with the 2007 Credit Facility.  If the market value of our fleet declines, we may not be in compliance with certain provisions of our 2007 Credit Facility, and we may not be able to refinance our debt or obtain additional financing under the 2007 Credit Facility or otherwise.  In January 2009, we obtained a waiver of the collateral maintenance requirement under our 2007 Credit Facility, subject to certain conditions as mentioned above.  This requirement is waived effective for the year ended December 31, 2008 and until the Company can represent that it is in compliance with all of its financial covenants and is otherwise able to pay a dividend and purchase or redeem shares of common stock under the terms of the 2007 Credit Facility in effect before the 2009 Amendment.  With the exception of the collateral maintenance financial covenant, the Company believes that it is in compliance with its covenants under the 2007 Credit Facility.  Without a waiver of the kind provided in the recent amendment to our 2007 Credit Facility, a decrease in the fair market value of our vessels may cause us to breach one or more of the covenants in our 2007 Credit Facility, which could accelerate the repayment of outstanding borrowings under the facility, or may limit the total amount that we may borrow under the facility.  We cannot assure you that we will satisfy all our debt covenants in the future or that our lenders will waive any future failure to satisfy these covenants.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

A further economic slowdown in the Asia Pacific region could have a material adverse effect on our business, financial position and results of operations.

A significant number of the port calls made by our vessels involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region.  As a result, a negative change in economic conditions in any Asia Pacific country, and particularly in China or Japan, could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.  In particular, in recent years, China has been one of the world's fastest growing economies in terms of gross domestic product, especially during 2009, when China was one of the few countries that recorded substantial gross domestic product growth. We cannot assure you that the Chinese economy will not experience a significant contraction in the future.  Moreover, a significant or protracted slowdown in the economies of the United States, the European Union or various Asian countries may adversely affect economic growth in China and elsewhere.  Our business, results of operations, cash flows, financial condition and ability to pay dividends will likely be materially and adversely affected by an economic downturn in any of these countries.

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

Although the United States is not a party, many countries have ratified and follow the liability scheme adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended in 2000, or the CLC, and the Convention for the Establishment of an International Fund for Oil Pollution of 1971, as amended.  Under these conventions, a vessel's registered owner is strictly liable for pollution damage caused on the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses.

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

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. On November 25, 2002, the U.S. Maritime Transportation Security Act of 2002, or the MTSA, came into effect. To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, amendments to the International Convention for the Safety of Life at Sea, or SOLAS, created a new chapter of the convention dealing specifically with maritime security. The new chapter became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the newly created International Ship and Port Facilities Security Code, or the ISPS Code. The ISPS Code is designed to protect ports and international shipping against terrorism. After July 1, 2004, to trade internationally, a vessel must attain an International Ship Security Certificate from a recognized security organization approved by the vessel's flag state.

The United States Coast Guard (USCG) has developed the Electronic Notice of Arrival/Departure (e-NOA/D) application to provide the means of fulfilling the arrival and departure notification requirements of the USCG and Customs and Border Protection (CBP) online. Prior to September 11, 2001, ships or their agents notified the Marine Safety Office (MSO)/Captain Of The Port (COTP) zone, within 24 hours of the vessel's arrival via telephone, facsimile (fax), or electronic mail (e-mail). Due to the events of September 11, 2001, the USCG's National Vessel Movement Center (NVMC)/Ship Arrival Notification System (SANS) was set up as part of the U.S. Department of Homeland Security (DHS) initiative. Also, as a result of this initiative, the advanced notice time requirement changed from 24 hours' notice to 96 hours' notice (or 24 hours' notice, depending upon normal transit time). The NOAs and/or NODs continue to be submitted via telephone, fax, or e-mail, but are now to be submitted to the NVMC, where watch personnel entered the information into a central USCG database. Additionally, the National Security Agency has identified certain countries known for high terrorist activities and if a vessel has either called some of these identified countries in its previous ports and/or the members of the crew are from any of these identified countries, more stringent security requirements must be met.

On June 6, 2005, the Advanced Passenger Information System (APIS) Final Rule became effective (19CFR 4.7b and 4.64). Pursuant to these regulations, a commercial carrier arriving into or departing from the United States is required to electronically transmit an APIS manifest to U.S. Customs and Border Protection (CBP) through an approved electronic interchange and programming format. All international commercial carriers transporting passengers and /or crewmembers must obtain an international carrier bond and place it on file with the CBP prior to entry or departure from the United States. The minimum bond amount is $50,000.

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

If our vessels suffer damage, they may need to be repaired at a drydocking facility.  The costs of drydock repairs are unpredictable and can be substantial.  We may have to pay drydocking costs that our insurance does not cover in full.  In addition, space at drydocking facilities is sometimes limited and not all drydocking facilities are conveniently located.  We may be unable to find space at a suitable drydocking facility or we may be forced to travel to a drydocking facility that is distant from the relevant vessel's position.  The loss of earnings while our vessels are being repaired and repositioned or from being forced to wait for space or to travel to more distant drydocking facilities, as well as the actual cost of repairs, could negatively impact our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

Acts of piracy on ocean-going vessels have continued and could adversely affect our business.

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean and in the Gulf of Aden off the coast of Somalia.  Throughout 2008 and 2009, the frequency of piracy incidents increased significantly, particularly in the Gulf of Aden off the coast of Somalia.  If these piracy attacks result in regions in which our vessels are deployed being characterized by insurers as “war risk” zones, or Joint War Committee (JWC) “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain.  In addition, crew costs, including costs which may be incurred to the extent we employ onboard security guards, could increase in such circumstances.  We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us.  In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, results of operations, cash flows, financial condition and ability to pay dividends.

In response to piracy incidents in 2008 and 2009, particularly in the Gulf of Aden off the coast of Somalia, following consultation with regulatory authorities, we may station guards on some of our vessels in some instances. While our use of guards is intended to deter and prevent the hijacking of our vessels, it may also increase our risk of liability for death or injury to persons or damage to personal property. While we believe we will generally have adequate insurance in place to cover such liability, if we do not, it could adversely impact our business, results of operations, cash flows, and financial condition.

Terrorist attacks, such as the attacks on the United States on September 11, 2001, and other acts of violence or war may affect the financial markets, our vessels, our operations, or our customer and may therefore have an adverse effect on our business, results of operations and financial condition.

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

Our success depends in large part on our ability to attract and retain highly skilled and qualified personnel.  In crewing our vessels, we require technically skilled employees with specialized training who can perform physically demanding work.  Competition to attract and retain qualified crew members is intense.  If we are not able to increase our rates to compensate for any crew cost increases, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.  Any inability we experience in the future to hire, train and retain a sufficient number of qualified employees could impair our ability to manage, maintain and grow our business, which could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

From time to time, we may operate our vessels on spot charters either directly or by placing them in pools with similar vessels.  Spot charter arrangements generally provide that the vessel owner or pool operator bear the cost of fuel in the form of bunkers, which is a significant vessel operating expense.  We currently have three vessels operating in vessel pools, and we may arrange for more vessels to do so, depending on market conditions.  Also, the cost of fuel may also be a factor in negotiating charter rates in the future.  As a result, an increase in the price of fuel beyond our expectations may adversely affect our profitability, cash flows and ability to pay dividends.  The price and supply of fuel is unpredictable and fluctuates as a result of events outside our control, including geo-political developments, supply and demand for oil and gas, actions by members of the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns and regulations.

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

As of February 26, 2010, all but six of the vessels in our fleet were engaged under time charter contracts that expire (assuming the option periods in the time charters are not exercised) between March 2010 and October 2012.  Six of our vessels currently trade in the spot charter market through participation in pool arrangements.  Although time charters provide relatively steady streams of revenues, our vessels committed to time charters may not be available for spot voyages during periods of increasing charterhire rates, when spot voyages might be more profitable.  The drybulk market is volatile, and in the past charterhire rates for drybulk carriers have sometimes declined below operating costs of vessels.  If our vessels become available for employment in the spot market or under new time charters during periods when market prices have fallen, we may have to employ our vessels at depressed market prices, which would lead to reduced or volatile earnings.  To the extent our vessels trade in the spot charter market, we may experience fluctuations in revenue, cash flow and net income.  The spot charter market is highly competitive, and spot market voyage charter rates may fluctuate dramatically based primarily on the worldwide supply of drybulk vessels available in the market and the worldwide demand for the transportation of drybulk cargoes.  We can provide no assurance that future charterhire rates will enable us to operate our vessels profitably.  In addition, our standard time charter contracts with our customers specify certain performance parameters, which if not met can result in customer claims.  Such claims may have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

We have derived a significant part of our revenues from a small number of charterers.  For the year ended December 31, 2009, 100% of our revenues were derived from 23 charterers.  Additionally, approximately 44.4% of our revenues were derived from two charterers, Pacbasin and Cargill.  If we were to lose any of these charterers, or if any of these charterers significantly reduced its use of our services or was unable to make charter payments to us, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Our practice of purchasing and operating previously owned vessels may result in increased operating costs and vessels off-hire, which could adversely affect our earnings.

All of our drybulk carriers, other than the Genco Augustus, Genco Tiberius, Genco Titus, Genco London, Genco Constantine, Genco Raptor, Genco Cavalier, Genco Thunder, Genco Hadrian, Genco Commodus, Genco Maximus and Genco Claudius, were previously owned by third parties.  Our current business strategy includes additional growth through the acquisition of previously owned vessels.  While we typically inspect previously owned vessels before purchase, this does not provide us with the same knowledge about their condition that we would have had if these vessels had been built for and operated exclusively by us.  Accordingly, we may not discover defects or other problems with such vessels before purchase.  Any such hidden defects or problems, when detected, may be expensive to repair, and if not detected, may result in accidents or other incidents for which we may become liable to third parties.  Also, when purchasing previously owned vessels, we do not receive the benefit of any builder warranties if the vessels we buy are older than one year.

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

Our vessel operating expenses include the costs of crew, provisions, deck and engine stores, lube oil, bunkers, insurance and maintenance and repairs, which depend on a variety of factors, many of which are beyond our control.  Some of these costs, primarily relating to insurance and enhanced security measures implemented after September 11, 2001 and as a result of a recent increase in the frequency of acts of piracy, have been increasing.  In addition, to the extent we enter the spot charter market, we need to include the cost of bunkers as part of our voyage expenses.  The price of bunker fuel may increase in the future.  If our vessels suffer damage, they may need to be repaired at a drydocking facility.  The costs of drydock repairs are unpredictable and can be substantial.  Increases in any of these costs could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

In general, the costs to maintain a drybulk carrier in good operating condition increase with the age of the vessel.  The average age of the vessels in our current fleet is approximately 7.0 years as of December 31, 2009.  Older vessels are typically less fuel-efficient and more costly to maintain than more recently constructed drybulk carriers due to improvements in engine technology.  Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

We are currently prohibited from paying dividends or repurchasing our stock, and it is unlikely this prohibition will be lifted until market conditions improve.

We agreed to an amendment to our 2007 Credit Facility that contained a waiver of the collateral maintenance requirement.  As a condition of this waiver, among other things, we agreed to suspend our cash dividends and share repurchases until such time as we can satisfy the collateral maintenance requirement.  Until market conditions which have resulted in a decline in the value of drybulk vessels improve, it is unlikely that we will be able to meet that condition to reinstate our cash dividends and share repurchases.

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

Our ability to borrow amounts under our 2007 Credit Facility are subject to the satisfaction of certain customary conditions precedent and compliance with terms and conditions included in the related credit documents.  It is a condition precedent to each drawdown under the facility that the aggregate fair market value of the mortgaged vessels must at all times be at least 130% of the aggregate outstanding principal amount under the credit facility plus all letters of credit outstanding (determined on a pro forma basis giving effect to the amount proposed to be drawn down), although this condition is currently subject to a waiver as noted above.  To the extent that we are not able to satisfy these requirements, we may not be able to draw down the full amount under our 2007 Credit Facility without obtaining a further waiver or consent from the lenders.  In addition, the covenants in our 2007 Credit Facility include the following requirements:

•	The leverage covenant requires the maximum average net debt to EBITDA ratio to be at least 5.5:1.0;

•	cash and cash equivalents must not be less than $0.5 million per mortgaged vessel;

•	the ratio of EBITDA to interest expense, on a rolling last four-quarter basis, must be no less than 2.0:1.0; and

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

We currently maintain all of our cash and cash equivalents with two financial institutions, which subjects us to credit risk.

We currently maintain all of our cash and cash equivalents with two financial institutions.  None of our balances are covered by insurance in the event of default by the financial institutions.  The occurrence of such a default of any of these institutions could therefore have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to fund our capital expenditures, we may not be able to continue to operate some of our vessels, which would have a material adverse effect on our business and our ability to pay dividends.

In order to fund our capital expenditures, we may be required to incur borrowings or raise capital through the sale of debt or equity securities.  Our ability to borrow money and access the capital markets through future offerings may be limited by our financial condition at the time of any such offering as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control.  Our failure to obtain the funds for necessary future capital expenditures would limit our ability to continue to operate some of our vessels or impair the value of our vessels and could have a material adverse effect on our business, results of operations, financial condition, cash flows and ability to pay dividends.  Even if we are successful in obtaining such funds through financings, the terms of such financings could further limit our ability to pay dividends.

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

Our ability to obtain additional debt financing may depend on the performance of our then existing charters and the creditworthiness of our charterers, and market conditions.

The actual or perceived credit quality of our charterers, and any defaults by them, or market conditions affecting the time charter market and the credit markets, may materially affect our ability to obtain the additional capital resources that may be required to purchase additional vessels or may significantly increase our costs of obtaining such capital.  Our inability to obtain additional financing at all or at a higher than anticipated cost may have a material adverse affect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this and each of our future annual reports on Form 10-K a report containing our management's assessment of the effectiveness of our internal control over financial reporting and a related attestation of our independent registered public accounting firm.  If, in such future annual reports on Form 10-K, our management cannot provide a report as to the effectiveness of our internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified attestation report as to the effectiveness of our internal control over financial reporting as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

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

Arrangements relating to our newly-formed Baltic Trading subsidiary could require significant time and attention from our personnel and may result in conflicts of interest.

Our newly-formed subsidiary Baltic Trading intends to conduct a shipping business focused on the drybulk industry spot market and has filed a registration statement on Form S-1 with the Securities and Exchange Commission in preparation for an initial public offering.  Some of our personnel will provide services to Baltic Trading, including our Chief Financial Officer. This may require substantial time and attention from these individuals and reduce their availability to serve us.  We also expect that our Chairman and two of our directors will serve on the Baltic Trading board of directors.  Our officers and directors who also serve Baltic Trading may encounter situations in which their fiduciary obligations to us and to Baltic Trading are in conflict.  The Omnibus Agreement to be entered into between us and Baltic Trading is intended to reduce these conflicts by granting a right of first refusal to Baltic Trading for certain spot chartering opportunities and to us for other business opportunities.  However, these arrangements and/or the resolutions of these conflicts may not always be in our best interest or that of our shareholders and could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Our Chairman may pursue business opportunities in our industry.

Our Chairman, Peter C. Georgiopoulos, is not an employee of our company and is not contractually committed to remain as a director of our company or to refrain from other activities in our industry.  Mr. Georgiopoulos actively reviews potential investment opportunities in the shipping industry, including the drybulk sector, from time to time.  Mr. Georgiopoulos has informed us that so long as he is a director of our company, prior to making an investment in an entity owning or operating drybulk vessels, he intends to make a disclosure to our board and our independent directors and allow us to pursue the opportunity to the extent we choose to do so and are able.  However, in the event we choose not to pursue any such opportunity or are not able to obtain such an opportunity, Mr. Georgiopoulos may proceed, either alone or with others, with such investments.  In the event he makes such investments, Mr. Georgiopoulos may have independent interests in the ownership and operation of drybulk vessels that may conflict with our interests.

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

We believe that, based on the ownership of our stock in 2009, we satisfied the publicly traded requirement for 2009.  However, if 5% shareholders were to own more than 50% of our common stock for more than half the days of any future taxable year, we may not be eligible to claim exemption from tax under Section 883 for such taxable year.  We can provide no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for exemption from tax in 2010 or in future years.

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

While there is no direct legal authority under the PFIC rules addressing our method of operation, there is legal authority supporting this position consisting of case law and pronouncements by the United States Internal Revenue Service, which we sometimes refer to as the IRS, concerning the characterization of income derived from time charters and voyage charters as services income for other tax purposes.  However, it should be noted that there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes.  Accordingly, no assurance can be given that the IRS or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC.  Moreover, because there are uncertainties in the application of the PFIC rules, because the PFIC test is an annual test, and because, although we intend to manage our business so as to avoid PFIC status to the extent consistent with our other business goals, there could be changes in the nature and extent of our operations in future years, there can be no assurance that we will not become a PFIC in any taxable year.

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

As of December 31, 2009, Peter C. Georgiopoulos, our Chairman, owned approximately 13.24% of our common stock directly or through Fleet Acquisition LLC.  As a result of this share ownership and for so long as he owns a significant percentage of our outstanding common stock, Mr. Georgiopoulos will be able to influence the outcome of any shareholder vote, including the election of directors, the adoption or amendment of provisions in our articles of incorporation or by-laws and possible mergers, corporate control contests and other significant corporate transactions.  This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, merger, consolidation, takeover or other business combination involving us.  This concentration of ownership could also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock.

Because we are a foreign corporation, you may not have the same rights or protections that a shareholder in a United States corporation may have.

We are incorporated in the Republic of the Marshall Islands, which does not have a well-developed body of corporate law and may make it more difficult for our shareholders to protect their interests.  Our corporate affairs are governed by our amended and restated articles of incorporation and bylaws and the Marshall Islands Business

Corporations Act, or BCA.  The provisions of the BCA resemble provisions of the corporation laws of a number of states in the United States.  The rights and fiduciary responsibilities of directors under the law of the Marshall Islands are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in existence in certain U.S. jurisdictions and there have been few judicial cases in the Marshall Islands interpreting the BCA.  Shareholder rights may differ as well.  While the BCA does specifically incorporate the non-statutory law, or judicial case law, of the State of Delaware and other states with substantially similar legislative provisions, our public shareholders may have more difficulty in protecting their interests in the face of actions by the management, directors or controlling shareholders than would shareholders of a corporation incorporated in a U.S. jurisdiction.  Therefore, you may have more difficulty in protecting your interests as a shareholder in the face of actions by the management, directors or controlling shareholders than would shareholders of a corporation incorporated in a United States jurisdiction.

Provisions of our amended and restated articles of incorporation and by-laws may have anti-takeover effects which could adversely affect the market price of our common stock.

Several provisions of our amended and restated articles of incorporation and by-laws, which are summarized below, may have anti-takeover effects.  These provisions are intended to avoid costly takeover battles, lessen our vulnerability to a hostile change of control and enhance the ability of our board of directors to maximize shareholder value in connection with any unsolicited offer to acquire our company.  However, these anti-takeover provisions could also discourage, delay or prevent (1) the merger or acquisition of our company by means of a tender offer, a proxy contest or otherwise that a shareholder may consider in its best interest and (2) the removal of incumbent officers and directors.

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

Election and Removal of Directors.

Our amended and restated articles of incorporation prohibit cumulative voting in the election of directors.  Our by-laws require parties other than the board of directors to give advance written notice of nominations for the election of directors.  Our articles of incorporation also provide that our directors may be removed only for cause and only upon the affirmative vote of 66⅔% of the outstanding shares of our capital stock entitled to vote for those directors or by a majority of the members of the board of directors then in office.  These provisions may discourage, delay or prevent the removal of incumbent officers and directors.

Limited Actions by Shareholders.

Our amended and restated articles of incorporation and our by-laws provide that any action required or permitted to be taken by our shareholders must be effected at an annual or special meeting of shareholders or by the unanimous written consent of our shareholders.  Our amended and restated articles of incorporation and our by-laws provide that, subject to certain exceptions, our Chairman, President, or Secretary at the direction of the board of directors may call special meetings of our shareholders and the business transacted at the special meeting is limited to the purposes stated in the notice.

Advance Notice Requirements for Shareholder Proposals and Director Nominations.

Our by-laws provide that shareholders seeking to nominate candidates for election as directors or to bring business before an annual meeting of shareholders must provide timely notice of their proposal in writing to the corporate secretary.  Generally, to be timely, a shareholder's notice must be received at our principal executive offices not less than 150 days nor more than 180 days before the date on which we first mailed our proxy materials for the preceding year's annual meeting.  Our by-laws also specify requirements as to the form and content of a shareholder's notice.  These provisions may impede shareholder's ability to bring matters before an annual meeting of shareholders or make nominations for directors at an annual meeting of shareholders.

It may not be possible for our investors to enforce U.S. judgments against us.

We are incorporated in the Republic of the Marshall Islands and most of our subsidiaries are also organized in the Marshall Islands.  Substantially all of our assets and those of our subsidiaries are located outside the United States.  As a result, it may be difficult or impossible for United States shareholders to serve process within the United States upon us or to enforce judgment upon us for civil liabilities in United States courts.  In addition, you should not assume that courts in the countries in which we are incorporated or where our assets are located (1) would enforce judgments of United States courts obtained in actions against us based upon the civil liability provisions of applicable United States federal and state securities laws or (2) would enforce, in original actions, liabilities against us based upon these laws.

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

Future minimum rental payments on the above lease for the next five years and thereafter are as follows:  $0.5 million per year for 2010 through 2014 and a total of $3.1 million for the remaining term of the lease.

For a description of our vessels, see “Our Fleet” in Item 1, “Business” in this report.

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

ITEM 4.  RESERVED

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

FISCAL YEAR ENDED DECEMBER 31, 2009	HIGH		LOW
1st Quarter	$22.76		$9.01
2nd Quarter	$29.89		$11.75
3rd Quarter	$25.98		$17.12
4th Quarter	$29.20	6	$18.95

FISCAL YEAR ENDED DECEMBER 31, 2008	HIGH	LOW
1st Quarter	$64.35	$33.39
2nd Quarter	$84.51	$51.00
3rd Quarter	$69.40	$29.50
4th Quarter	$33.21	$6.43

As of February 22, 2010, there were approximately 79 holders of record of our common stock.

Until January 26, 2009, our dividend policy was to declare quarterly distributions to shareholders, which commenced in November 2005, by each February, May, August and November substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our board of directors determined we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  Under the terms of an amendment to our 2007 Credit Facility (discussed in the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in Note 8 – Long-Term Debt of our financial statements), we have suspended payment of cash dividends indefinitely beginning the quarter ended December 31, 2008.  We will be able to reinstate our cash dividends only when can represent to the lenders under our 2007 Credit Facility that we are in a position to again satisfy the collateral maintenance covenant of the 2007 Credit Facility.  The following table summarizes the dividends declared based on the results of the respective fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDED DECEMBER 31, 2009
4th Quarter	$ —	N/A
3rd Quarter	$ —	N/A
2nd Quarter	$ —	N/A
1st Quarter	$ —	N/A
FISCAL YEAR ENDED DECEMBER 31, 2008
4th Quarter	$ —	N/A
3rd Quarter	$1.00	10/23/08
2nd Quarter	$1.00	7/24/08
1st Quarter	$1.00	4/29/08

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2009 regarding the number of shares of our common stock that may be issued under the 2005 Equity Incentive Plan, which is our sole equity compensation plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Plan category
Equity compensation plans approved by security holders	—	$—	1,196,650
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	1,196,650

SHARE REPURCHASE PROGRAM

Refer to the “Share Repurchase Program” section of Item 7 for a summary of cumulative share repurchases made pursuant to the Share Repurchase Program.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	For the years ended December 31,
	2009	2008	2007	2006	2005 (1)
Income Statement Data:
(U.S. dollars in thousands except for share and per share amounts)
Revenues	$379,531	$405,370	$185,387	$133,232	$116,906
Operating Expenses:
Voyage expenses	5,024	5,116	5,100	4,710	4,287
Vessel operating expenses	57,311	47,130	27,622	20,903	15,135
General and administrative expenses	15,024	17,027	12,610	8,882	4,937
Management fees	3,530	2,787	1,654	1,439	1,479
Depreciation and amortization	88,150	71,395	34,378	26,978	22,322
Loss on forfeiture of vessel deposits	-	53,765	-	-	-
Gain on sale of vessels	-	(26,227)	(27,047)	-	-
Total operating expenses	169,039	170,993	54,317	62,912	48,160
Operating income	210,492	234,377	131,070	70,320	68,746
Other (expense) income	(61,868)	(147,797)	(24,261)	(6,798)	(14,264)

Net income	$148,624	$86,580	$106,809	$63,522	$54,482
Earnings per share - Basic	$4.75	$2.86	$4.08	$2.51	$2.91
Earnings per share - Diluted	$4.73	$2.84	$4.06	$2.51	$2.90
Dividends declared and paid per share	—	$3.85	$2.64	$2.40	$0.60
Weighted average common shares outstanding - Basic	31,295,212	30,290,016	26,165,600	25,278,726	18,751,726
Weighted average common shares outstanding - Diluted	31,445,063	30,452,850	26,297,521	25,351,297	18,755,195

Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$188,267	$124,956	$71,496	$73,554	$46,912
Total assets	2,336,802	1,990,006	1,653,272	578,262	489,958
Total debt (current and long-term)	1,327,000	1,173,300	936,000	211,933	130,683
Total shareholders’ equity	928,925	696,478	622,185	353,533	348,242
Other Data:
(U.S. dollars in thousands)
Net cash provided by operating activities	$219,729	$267,416	$120,862	$90,068	$88,230
Net cash used in investing activities	(306,210)	(514,288)	(984,350)	(82,840)	(268,072)
Net cash provided by financing activities	149,792	300,332	861,430	19,414	219,323

EBITDA (2)	$298,330	$208,807	$164,183	$97,406	$91,068

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

(2)
EBITDA represents net income plus net interest expense and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  The Company believes that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net income to evaluate the Company’s performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our consolidated statement of cash flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income for each of the periods presented above:

	For the years ended December 31,
	2009	2008	2007	2006	2005
Net income	$148,624	$86,580	$106,809	$63,522	$54,482
Net interest expense	61,556	50,832	22,996	6,906	14,264
Depreciation and amortization	88,150	71,395	34,378	26,978	22,322

EBITDA	$298,330	$208,807	$164,183	$97,406	$91,068

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a Marshall Islands company incorporated in September 2004 to transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  As of February 26, 2010, our fleet consisted of nine Capesize, eight Panamax, four Supramax, six Handymax and eight Handysize drybulk carriers, with an aggregate carrying capacity of approximately 2,903,000 dwt, and the average age of our fleet was approximately 7.0 years at December 31, 2009, as compared to the average age for the world fleet of approximately 15 years for the drybulk shipping segments in which we compete.  Most of the vessels in our fleet are on time charters to well known charterers, including Lauritzen Bulkers, Cargill, Pacbasin, STX, Cosco, and HMMC.  As of February 26, 2010, 29 of the 35 vessels in our fleet are presently engaged under time charter contracts that expire (assuming the option periods in the time charters are not exercised) between March 2010 and October 2012, and six of our vessels are currently operating in vessel pools.  See page 6 for a table indicating the delivery dates of all vessels currently in our fleet.

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

On October 14, 2009, Baltic Trading, our wholly owned subsidiary, filed a registration statement on Form S-1 with the Securities and Exchange Commission, or SEC.  Baltic Trading is a newly formed New York City-based company incorporated in October 2009 in the Marshall Islands to conduct a shipping business focused on the drybulk industry spot market.  Baltic Trading is currently in the process of preparing for its initial public offering.

On or prior to the consummation of Baltic Trading’s public offering, we plan to enter into certain arrangements with Baltic Trading as follows:

•
a Subscription Agreement under which our wholly owned subsidiary, Genco Investments LLC, will subscribe for shares of Class B Stock of Baltic Trading in exchange for a capital contribution of $75 million (with amounts we may advance to Baltic Trading for vessel purchase deposits or other purposes prior to its initial public offering being credited towards such $75 million);

•	a Management Agreement pursuant to which we will provide Baltic Trading with commercial, technical, administrative and strategic services in exchange for certain fees; and

•
an Omnibus Agreement in which Baltic Trading will be granted a right of first refusal for certain spot chartering opportunities and we will be granted a right of first refusal for other business opportunities generally.

Year ended December 31, 2009 compared to the year ended December 31, 2008

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the years ended December 31, 2009 and 2008.

For the years ended December 31,		Increase
2009	2008	(Decrease)	% Change

Fleet Data:
Ownership days (1)
Capesize	2,458.9	1,781.6	677.3	38.0%
Panamax	2,920.0	2,541.3	378.7	14.9%
Supramax	1,460.0	1,265.5	194.5	15.4%
Handymax	2,190.0	2,196.0	(6.0)	(0.3%)
Handysize	2,920.0	2,926.4	(6.4)	(0.2%)

Total	11,948.9	10,710.8	1,238.1	11.6%

Available days (2)
Capesize	2,456.1	1,780.8	675.3	37.9%
Panamax	2,896.8	2,478.5	418.3	16.9%
Supramax	1,430.1	1,263.6	166.5	13.2%
Handymax	2,156.6	2,196.0	(39.4)	(1.8%)
Handysize	2,891.0	2,863.0	28.0	1.0%

Total	11,830.6	10,581.9	1,248.7	11.8%

Operating days (3)
Capesize	2,450.4	1,780.5	669.9	37.6%
Panamax	2,838.9	2,425.8	413.1	17.0%
Supramax	1,404.3	1,215.7	188.6	15.5%
Handymax	2,144.4	2,180.8	(36.4)	(1.7%)
Handysize	2,874.9	2,857.9	17.0	0.6%

Total	11,712.9	10,460.7	1,252.2	12.0%

Fleet utilization (4)
Capesize	99.8%	100.0%	(0.2%)	(0.2%)
Panamax	98.0%	97.9%	0.1%	0.1%
Supramax	98.2%	96.2%	2.0%	2.0%
Handymax	99.4%	99.3%	0.1%	0.1%
Handysize	99.4%	99.8%	(0.4%)	(0.4%)

Fleet average	99.0%	98.9%	0.1%	0.1%

	For the years ended December 31,		Increase
	2009	2008	(Decrease)	% Change
(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$56,359	$69,922	$(13,563)	(19.4%)
Panamax	29,213	34,194	(4,981)	(14.6%)
Supramax	25,845	46,881	(21,036)	(44.9%)
Handymax	27,922	33,875	(5,953)	(17.6%)
Handysize	18,776	20,035	(1,259)	(6.3%)

Fleet average	31,656	37,824	(6,168)	(16.3%)

Daily vessel operating expenses (6)
Capesize	$5,359	$4,822	$537	11.1%
Panamax	5,126	4,641	485	10.5%
Supramax	4,876	4,629	247	5.3%
Handymax	4,569	4,380	189	4.3%
Handysize	4,123	3,851	272	7.1%

Fleet average	4,796	4,400	396	9.0%

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

	For the years ended December 31,
	2009	2008
Income statement data
(U.S. dollars in thousands)
Voyage revenues	$379,531	$405,370
Voyage expenses	5,024	5,116
Net voyage revenue	$374,507	$400,254

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

Operating Data

The following compares our operating income and net income for the years ended December 31, 2009 and 2008.

	For the years ended December 31,		Increase
	2009	2008	(Decrease)	% Change
Income Statement Data:
(U.S. dollars in thousands except for per share amounts)
Revenues	$379,531	$405,370	$(25,839)	(6.4%)
Operating Expenses:
Voyage expenses	5,024	5,116	(92)	(1.8%)
Vessel operating expenses	57,311	47,130	10,181	21.6%
General and administrative expenses	15,024	17,027	(2,003)	(11.8%)
Management fees	3,530	2,787	743	26.7%
Depreciation and amortization	88,150	71,395	16,755	23.5%
Loss on forfeiture of vessel deposits	—	53,765	(53,765)	100.0%
Gain on sale of vessels	—	(26,227)	26,227	(100.0%)
Total operating expenses	169,039	170,993	(1,954)	(1.1%)
Operating income	210,492	234,377	(23,885)	(10.2%)
Other (expense) income	(61,868)	(147,797)	85,929	(58.1%)
Net income	$148,624	$86,580	$62,044	71.7%

Earnings per share - Basic	$4.75	$2.86	$1.89	66.1%
Earnings per share - Diluted	$4.73	$2.84	$1.89	66.5%
Dividends declared and paid per share	$–	$3.85	$(3.85)	(100.0%)
Weighted average common shares outstanding - Basic	31,295,212	30,290,016	1.005.196	3.3%
Weighted average common shares outstanding - Diluted	31,445,063	30,452,850	992.213	3.3%
Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$188,267	$124,956	$63,311	50.7%
Total assets	2,336,802	1,990,006	346,796	17.4%
Total debt (current and long-term)	1,327,000	1,173,300	153,700	13.1%
Total shareholders’ equity	928,925	696,478	232,447	33.4%

Other Data:
(U.S. dollars in thousands)
Net cash provided by operating activities	$219,729	$267,416	$(47,687)	(17.8%)
Net cash used in investing activities	(306,210)	(514,288)	208,078	(40.5%)
Net cash provided by financing activities	149,792	300,332	(150,540)	(50.1%)

EBITDA (1)	$298,330	$208,807	$89,523	42.9%

(1)
EBITDA represents net income plus net interest expense and depreciation and amortization.  Refer to page 42 included in Item 6 where the use of EBITDA is discussed.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income for each of the periods presented above:

	For the years ended December 31,
	2009	2008
(U.S. dollars in thousands except for per share amounts)
Net income	$148,624	$86,580
Net interest expense	61,556	50,832
Depreciation and amortization	88,150	71,395

EBITDA	$298,330	$208,807

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

For 2009, revenues decreased 6.4% to $379.5 million versus $405.4 million for 2008.  Revenues in both periods consisted of charter payments for our vessels, including revenue realized from pools.  The decrease in revenues during the twelve months ended December 31, 2009 was due to lower charter rates achieved for some of our vessels, reflecting the generally lower rates for charters entered into in current market conditions, offset by additional revenue from the operation of a larger fleet.

The average TCE rate of our fleet decreased to $31,656 a day for 2009 from $37,824 a day for 2008.  The decrease in TCE rates was primarily due to lower time charter rates achieved in 2009 versus the prior year for six of our Panamax vessels, three of our Supramax vessels, two of our Handymax vessels, as well as six of our Handysize vessels in our current fleet.  Additionally, there were lower revenues for two of our Capesize vessels due to profit sharing agreements.  This was offset by higher revenues on two of our Panamax vessels and four of our Handymax vessels.  Furthermore, the overall decrease in the average TCE rate of our fleet during 2009 was offset by revenue earned due to the operation of three of the Capesize vessels acquired as part of the Metrostar acquisition, the Genco Hadrian, Genco Commodus and Genco Maximus.

Charterhire rates are volatile, as evidenced by seasonally high rates during May 2009, followed by weaker rates for the following six months followed by a peak during December 2009.

For 2009 and 2008, we had ownership days of 11,948.9 days and 10,710.8 days, respectively.  Our fleet utilization for 2009 and 2008 was consistent for both period at approximately 99.0%.

Please see page 8 for table that sets forth information about the current employment of the vessels currently in our fleet as of February 24, 2010.

VOYAGE EXPENSES

Voyage expenses include port and canal charges, fuel (bunker) expenses and brokerage commissions payable to unaffiliated third parties.  Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the vessel owner.

For the years ended 2009 and 2008, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers as part of our vessels’ overall expenses, because all of our vessels were employed under time charters or pool arrangements that required the charterer to bear all of those expenses.

For 2009 and 2008, voyage expenses were $5.0 million and $5.1 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES

Vessel operating expenses increased to $57.3 million from $47.1 million for 2009 and 2008, respectively.  This was primarily due to the operation of a larger fleet, higher insurance expenses and other expenses related to spares as well as the operation of more Capesize vessels during 2009.

For 2009 and 2008, the average daily vessel operating expenses for our fleet were $4,796 and $4,400 per day, respectively.  The increase in 2009 was due mostly to increased costs for insurance and spareparts, as well as the operation of larger fleet consisting of additional Capesize vessels for 2009 as compared to 2008.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.  We have increased our 2010 budget for these expenses based primarily on the anticipated increased cost for repairs and maintenance and lubricants.

Based on our management’s estimates and budgets provided by our technical manager, we expect our vessels to have daily vessel operating expenses during 2010 of:

Vessel Type	Average Daily Budgeted Amount
Capesize.............................................................................	$6,400
Panamax.............................................................................	5,300
Supramax...........................................................................	4,900
Handymax..........................................................................	5,000
Handysize..........................................................................	4,700

           Based on these average daily budgeted amounts by vessel type, we expect our fleet to have average daily vessel operating expenses of $5,350 during 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

We incur general and administrative expenses, which relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, rent, legal, auditing and other professional expenses.

For 2009 and 2008, general and administrative expenses were $15.0 million and $17.0 million, respectively.  The decrease in general and administrative expenses was due to a decrease in costs associated with employee compensation and other administrative costs.

MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  For 2009 and 2008, management fees were $3.5 million and $2.8 million, respectively.  The increase was primarily due to the operation of a larger fleet as well as an increase in monthly management fees.  Based on the operation of 35 vessels, we expect management fees to increase to approximately $4.5 million during 2010 due to the operation of a larger fleet of vessels over 2009 and an increase to management fees paid to our technical managers.

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

For years ended December 31, 2009 and 2008, depreciation and amortization charges were $88.2 million and $71.4 million, respectively, resulting in an increase of $16.8 million.  The increase primarily was due to the operation of a larger fleet.

LOSS ON FORFEITURE OF VESSEL DEPOSITS-

For year ended December 31, 2009 and 2008, the loss on forfeiture of vessel deposits was $0 million and $53.8 million, respectively.  The loss recorded during 2008 was attributable to our cancellation of the acquisition of six vessels during the fourth quarter of 2008.  The Company decided to cancel this acquisition in order to strengthen its liquidity and in light of market conditions at that time.

GAIN ON SALE OF VESSELS-

For year ended December 31, 2009 and 2008, the gain on the sale of vessels was $0 and $26.2 million, respectively.  The gain in 2008 was attributable to the sale of the Genco Trader.

OTHER (EXPENSE) INCOME-

IMPAIRMENT OF INVESTMENT-

For 2009 and 2008, impairment of investment was $0 and $103.9 million, respectively.  During 2008, the impairment of investment balance consists of the write-down of the Company’s investment in Jinhui to its estimated fair value as the Company deemed the investment to be other-than-temporarily impaired as of December 31, 2008.  The impairment loss was reclassified from equity and recorded in the Consolidated Statement of Operations.  The Company investment was considered to be other-than-temporarily impaired as of December 31, 2008 due to the severity of the decline in its market value versus our cost basis.   During the year ended December 31, 2009, no impairment charges were recorded as the market value exceeded our new cost basis.

NET INTEREST EXPENSE-

For 2009 and 2008, net interest expense was $61.6 million and $50.8 million, respectively.  Net interest expense consisted primarily of interest expense under our 2007 Credit Facility during both periods, as well us interest expense under our 2008 Term Facility during 2008.  Due to the 2009 Amendment, the Company recorded a non-cash charge of $1.9 million associated with capitalized costs related to deferred financing costs on the facility and prior amendments during the fourth quarter of 2008.  Additionally, during the fourth quarter of 2008, the Company cancelled the 2008 Term Facility resulting in a charge of $2.2 million associated with unamortized deferred financing costs.  Interest income as well as amortization of deferred financing costs related to our respective credit facilities is included in both periods.  The increase in net interest expense for 2009 versus 2008 was mostly a result of higher outstanding debt due to the acquisition of additional vessels during the second quarter through the fourth quarter of 2008 and the third quarter through the fourth quarter of 2009.  Additionally, the increase in net interest expense was attributable to the increase in the Applicable Margin as a result of the 2009 Amendment to the 2007 Credit Facility.

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

Operating Data

The following discusses our operating income and net income for the years ended December 31, 2008 and 2007.

	For the years ended December 31,		Increase
	2008	2007	(Decrease)	% Change
Income Statement Data:
(U.S. dollars in thousands except for per share amounts)
Revenues	$405,370	$185,387	$219,983	118.7%
Operating Expenses:
Voyage expenses	5,116	5,100	16	0.3%
Vessel operating expenses	47,130	27,622	19,508	70.6%
General and administrative expenses	17,027	12,610	4,417	35.0%
Management fees	2,787	1,654	1,133	68.5%
Depreciation and amortization	71,395	34,378	37,017	107.7%
Loss on forfeiture of vessel deposits	53,765	-	53,765	100.0%
Gain on sale of vessels	(26,227)	(27,047)	820	(3.0%)
Total operating expenses	170,993	54,317	116,676	214.8%
Operating income	234,377	131,070	103,307	78.8%
Other (expense) income	(147,797)	(24,261)	(123,536)	509.2%
Net income	$86,580	$106,809	$(20,229)	(18.9%)

Earnings per share - Basic	$2.86	$4.08	$(1.22)	(29.9%)
Earnings per share - Diluted	$2.84	$4.06	$(1.22)	(30.0%)
Dividends declared and paid per share	$3.85	$2.64	$1.21	45.8%
Weighted average common shares outstanding - Basic	30,290,016	26,165,600	4,124,416	15.8%
Weighted average common shares outstanding - Diluted	30,452,850	26,297,521	4,155,329	15.8%
Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$124,956	$71,496	$53,460	74.8%
Total assets	1,990,006	1,653,272	336,734	20.4%
Total debt (current and long-term)	1,173,300	936,000	237,300	25.4%
Total shareholders’ equity	696,478	622,185	74,293	11.9%

Other Data:
(U.S. dollars in thousands)
Net cash flow provided by operating activities	$267,416	$120,862	$146,554	121.3%
Net cash flow used in investing activities	(514,288)	(984,350)	470,062	(47.8%)
Net cash provided by financing activities	300,332	861,430	(561,098)	(65.1%)

EBITDA (1)	$208,807	$164,183	$44,624	27.2%

(1)
EBITDA represents net income plus net interest expense and depreciation and amortization.  Refer to page 42 included in Item 6 where the use of EBITDA is discussed.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income for each of the periods presented above:

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

LOSS ON FORFEITURE OF VESSEL DEPOSITS-

For year ended December 31, 2008 and 2007, the loss on forfeiture of vessel deposits was $53.8 million and $0 million, respectively.  This loss was attributable to our cancellation of the acquisition of six vessels during the fourth quarter of 2008.  The Company decided to cancel this acquisition in order to strengthen its liquidity and in light of market conditions at the time.

GAIN ON SALE OF VESSELS-

For year ended December 31, 2008 and 2007, the gain on the sale of vessels was $26.2 million and $27.0 million, respectively.  These amounts were attributable to the sale of the Genco Trader in 2008 and the sale of the Genco Glory and Genco Commander in 2007.

OTHER (EXPENSE) INCOME-

OTHER EXPENSE-

Effective August 16, 2007, the Company elected hedge accounting for forward currency contracts in place associated with the cost basis of shares of Jinhui stock it has purchased.   However, the hedge is limited to the lower of the cost basis or the market value of the Jinhui stock.  On October 10, 2008, the Company elected to discontinue the purchase of forward currency contracts associated with Jinhui and has eliminated the hedge due to the current market value of Jinhui.  The forward currency contract for a notional amount of 739.2 million NOK (Norwegian Kroner) or $128,105, was settled on October 22, 2008.  For further details of the application of hedge accounting, please refer to the discussion under the subheading “Currency risk management.” For 2008 and 2007, other expense was ($0.1) million and ($1.3) million, respectively.  The loss for the year ended December 31, 2008 is primarily due to the difference paid between the spot and forward rate on the forward currency contracts associated with our investment.  The loss for the year ended December 31, 2007 is primarily attributable to the forward currency contracts associated with Jinhui prior to electing hedge accounting.

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

NET INTEREST EXPENSE-

For 2008 and 2007, net interest expense was $50.8 million and $23.0 million, respectively.  Net interest expense consisted primarily of interest expense under our 2007 Credit Facility and 2008 Term Facility during 2008 and the 2005 Credit Facility, the Short-term Line, and the 2007 Credit Facility during 2007.  Due to the 2009 Amendment, the Company recorded a non-cash charge of $1.9 million associated with capitalized costs related to deferred financing costs on the facility and prior amendments.   Additionally, during the fourth quarter of 2008, the Company cancelled the 2008 Term Facility resulting in a charge of $2.2 million associated with unamortized deferred financing costs.  During the third quarter of 2007, the Company refinanced the 2005 Credit Facility and the Short-term Line with the 2007 Credit Facility resulting in a non-cash charge of $3.6 million associated with the write-down of unamortized deferred bank charges related to our former facilities.  Interest income as well as amortization of deferred financing costs related to our respective credit facilities is included in both periods.  The increase in net interest expense for 2008 versus 2007 was mostly a result of higher outstanding debt due to the acquisition of additional vessels in the fourth quarter of 2007 through the third quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our capital requirements with cash flow from operations, equity offerings and bank debt.  We have used our funds primarily to fund vessel acquisitions, regulatory compliance expenditures, the repayment of bank debt and the associated interest expense and the payment of dividends.  We will require capital to fund ongoing operations, acquisitions and debt service.  We expect to rely on operating cash flows to implement our growth plan and our anticipated $75 million capital contribution to Baltic Trading, as we currently have only $12.5 million of available borrowing capacity under our 2007 Credit Facility. Please refer to the discussion under the subheading “Dividend Policy” below for additionally information regarding dividends.  We also may consider debt and additional equity financing alternatives from time to time.  However, if market conditions become negative, we may be unable to raise additional equity capital or debt financing on acceptable terms or at all.

We anticipate that internally generated cash flow will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months as well as our anticipated capital contribution to Baltic Trading.  As a result of the reduction in the market values of vessels, the Company entered into an amendment to the 2007 Credit Facility on January 26, 2009 which waived the existing collateral maintenance financial covenant, which required us to maintain pledged vessels with a value equal to at least 130% of our current borrowings, and accelerated the reductions of the total facility which began on March 31, 2009.  Please read the “2007 Credit Facility” section below for further details of the terms of the amendment.  The collateral maintenance covenant will be waived until we can represent that we are in compliance with all of our financial covenants.

Dividend Policy

Historically, our dividend policy, which commenced in November 2005, has been to declare quarterly distributions to shareholders by each February, May, August and November, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our board of directors determines we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  In the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.  On January 26, 2009, we entered into an amendment to the 2007 Credit Facility (the “2009 Amendment”) pursuant to which we are required to suspend the payment of cash dividends until we can represent that we are in a position to satisfy the collateral maintenance covenant.  Refer to the “2007 Credit Facility” section below for further information regarding this amendment.  As such, a dividend has not been declared during 2009.  The following table summarizes the dividends declared based on the results of the respective fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDED DECEMBER 31, 2009
4th Quarter	$—	N/A
3rd Quarter	$—	N/A
2nd Quarter	$—	N/A
1st Quarter	$—	N/A
FISCAL YEAR ENDED DECEMBER 31, 2008
4th Quarter	$—	N/A
3rd Quarter	$1.00	10/23/08
2nd Quarter	$1.00	7/24/08
1st Quarter	$1.00	4/29/08
FISCAL YEAR ENDED DECEMBER 31, 2007
4th Quarter	$0.85	2/13/08
3rd Quarter	$0.66	10/25/07
2nd Quarter	$0.66	7/26/07
1st Quarter	$0.66	4/26/07

The aggregate amount of the dividend paid in 2009, 2008 and 2007 was $0, $117.1 million and $69.6 million, respectively, which we funded from cash on hand.  As a result of the 2009 Amendment to the 2007 Credit Facility, we have suspended the payment of cash dividends effective for the fourth quarter of 2008, and payment of cash dividends will remain suspended until we can meet the collateral maintenance covenant contained in the 2007 Credit Facility.

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

Share Repurchase Program

On February 13, 2008, our board of directors approved our share repurchase program for up to a total of $50.0 million of our common stock.   Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program were determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act.  The program does not require us to purchase any specific number or amount of shares and may be suspended or reinstated at any time in our discretion and without notice.  Repurchases under the program are subject to restrictions under the 2007 Credit Facility.  The 2007 Credit Facility was amended as of February 13, 2008 to permit the share repurchase program and provide that the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.  Subsequently, on January 26, 2009, we entered into the 2009 Amendment, which amended the 2007 Credit Facility to require us to suspend all share repurchases until we can represent that we are in a position to again satisfy the collateral maintenance covenant.  Refer to the “2007 Credit Facility” section below for further information regarding this amendment.  Pursuant to the 2009 Amendment, there were no share repurchases made during the twelve months ended December 31, 2009.

Since the inception of the share repurchase program through December 31, 2009, we had repurchased and retired 278,300 shares of our common stock for $11.5 million (average per share purchase price of $41.32) using  funding from cash generated from operations pursuant to its share repurchase program.  An additional 3,130 shares of common stock were repurchased from employees for $0.04 million during 2008 pursuant to our Equity Incentive Plan rather than the share repurchase program.  No share repurchases were made during the year ended December 31, 2009, and the maximum dollar amount that may yet be purchased under our share repurchase program is $38,499,962.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Dollar Amount as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2009 – Jan. 31, 2009	—	$—	$—	$38,499,962
Feb. 1, 2009 – Feb. 28, 2009	—	—	—	38,499,962
Mar. 1, 2009 – Mar. 31, 2009	—	—	—	38,499,962
Apr. 1, 2009 – Apr. 30, 2009	—	—	—	38,499,962
May 1, 2009 – May 31, 2009	—	—	—	38,499,962
Jun. 1, 2009 – Jun. 30, 2009	—	—	—	38,499,962
Jul. 1, 2009 – Jul. 31, 2009	—	—	—	38,499,962
Aug. 1, 2009 – Aug. 31, 2009	—	—	—	38,499,962

Sept. 1, 2009 – Sept. 30, 2009	—	—	—	38,499,962
Oct. 1, 2009 – Oct. 31, 2009	—	—	—	38,499,962
Nov. 1, 2009 – Nov. 30, 2009	—	—	—	38,499,962
Dec. 1, 2009 – Dec. 31, 2009	—	—	—	38,499,962
Total	—	$—	$—	$38,499,962

Cash Flow

Net cash provided by operating activities for the twelve months ended December 31, 2009 and 2008 was $219.7 million and $267.4 million, respectively. The decrease in cash provided by operating activities was primarily due to a decrease in cash flows generated by the operation of our fleet due to lower charter rates and higher operating expenses. In addition, cash paid for interest increased during the twelve months ended December 31, 2009 as a result of an increase in the debt outstanding under the Company’s 2007 Credit Facility.

     Net cash used in investing activities for the twelve months ended December 31, 2009 and 2008 was $306.2 million and $514.3 million, respectively.  The decrease was primarily due to less cash used for the purchase of vessels, and the decrease on payments on the forfeiture of vessel deposits during 2008, offset by a decline in cash provided by the sale of vessels. For the twelve months ended December 31, 2009, cash used in investing activities primarily related to the purchase of vessels in the amount of $287.6 million and deposits of restricted cash in the amount of $17.5 million. For the twelve months ended December 31, 2008, net cash used in investing activities primarily related to the purchase of vessels in the amount of $510.3 million, payments on the forfeiture of vessel deposits related to the cancellation of our six vessel acquisition in the amount of $53.8 million and the purchase of investments of $10.3 million, offset by the proceeds from the sale of the Genco Trader in the amount of $43.1 million and $13.7 million of proceeds from currency contracts.

Net cash provided by financing activities was $149.8 million during the twelve months ended December 31, 2009 as compared to $300.3 million during the twelve months ended December 31, 2008. The $150.5 million decrease in net cash provided by financing activities was primarily due to the issuance of common stock in the amount of $195.4 million, completed during the twelve month period last year, offset by the suspension of the company’s dividend in 2009, for which $117.1 million of cash dividends had been paid. For the twelve months ended December 31, 2009 cash provided by financing activities consisted of $166.2 million of proceeds from the 2007 Credit Facility slightly offset by $12.5 million from the repayment of debt under the 2007 Credit Facility and $3.9 million of deferred financing costs. For the same period last year, net cash provided by financing activities consisted of the drawdown of $558.3 million related to the purchase of vessels and $195.4 million in net proceeds from our May 2008 follow-on offering. These inflows were offset by the repayment of $321.0 million under the 2007 Credit Facility and the payment of cash dividends of $117.1 million.

 2008 Term Facility

On September 4, 2008, the Company executed a credit agreement for its $320 million credit facility (“2008 Term Facility”).  The Company had previously announced the bank commitment for this facility in a press release on August 18, 2008.  The 2008 Term Facility was underwritten by Nordea Bank Finland Plc, New York Branch, who serves as Administrative Agent, Bookrunner, and Collateral Agent, as well as other banks.  The terms of the 2008 Term Facility provided that it was to be cancelled upon a cancellation of the acquisition contracts for the six vessels as described in Note 4 – Vessel Acquisitions and Dispositions of our financial statements.

The 2008 Term Facility was cancelled in the fourth quarter of 2008, resulting in a charge to interest expense of $2.2 million associated with unamortized deferred financing costs during 2008.

2007 Credit Facility

On July 20, 2007, we entered into a credit facility with DnB Nor Bank ASA (the “2007 Credit Facility”) for the purpose of acquiring nine Capesize vessels and refinancing the our 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent.  We have used borrowings under the 2007 Credit Facility to repay amounts outstanding under our previous credit facilities, which have been terminated.  The maximum amount that could be borrowed under the 2007 Credit Facility at December 31, 2009 was $1.3 million.  At December 31, 2009, we utilized our maximum borrowing capacity under the 2007 Credit Facility.

On January 26, 2009, we entered into the 2009 Amendment which implemented the following modifications to the terms of the 2007 Credit Facility:

•
Compliance with the existing collateral maintenance financial covenant was waived effective for the year ended December 31, 2008 and until we can represent that we are in compliance with all of our financial covenants and we are otherwise able to pay a dividend and purchase or redeem shares of common stock under the terms of the Credit Facility in effect before the 2009 Amendment.  Our cash dividends and share repurchases will be suspended until we can represent that we are in a position to again satisfy the collateral maintenance covenant.

•
The total amount of the 2007 Credit Facility will be subject to quarterly reductions of $12.5 million beginning March 31, 2009 through March 31, 2012 and quarterly reductions of $48.2 million beginning July 20, 2012 and thereafter until the maturity date.  A final payment of $250.6 million will be due on the maturity date.

•	The Applicable Margin to be added to the London Interbank Offered Rate to calculate the rate at which the Company’s borrowings bear interest is 2.00% per annum.

•	The commitment commission payable to each lender is 0.70% per annum of the daily average unutilized commitment of such lender.

Amounts borrowed and repaid under the 2007 Credit Facility may be reborrowed if available under the 2007 Credit Facility.  The 2007 Credit Facility has a maturity date of July 20, 2017.

Loans made under the 2007 Credit Facility may be and have been used for the following:

•	up to 100% of the en bloc purchase price of $1,111.0 million for nine modern drybulk Capesize vessels, which we agreed to purchase from companies within the Metrostar Management Corporation group;

•	repayment of amounts previously outstanding under our 2005 Credit Facility, or $206.2 million;

•	the repayment of amounts previously outstanding under our Short-Term Line, or $77.0 million;

•
possible acquisitions of additional drybulk carriers between 25,000 and 180,000 dwt that are up to ten years of age at the time of delivery and not more than 18 years of age at the time of maturity of the new credit facility;

•	up to $50.0 million of working capital; and

•	the issuance of up to $50.0 million of standby letters of credit. At December 31, 2009, there were no letters of credit issued under the 2007 Credit Facility.

All amounts owing under the 2007 Credit Facility are secured by the following:

•	cross-collateralized first priority mortgages of each of our existing vessels and any new vessels financed with the 2007 Credit Facility;

•	an assignment of any and all earnings on the mortgaged vessels;

•	an assignment of all insurances of the mortgaged vessels;

•	a first priority perfected security interest in all of the shares of Jinhui owned by us;

•
an assignment of the shipbuilding contracts and an assignment of the shipbuilder’s refund guarantees meeting the Administrative Agent’s criteria for any additional newbuildings financed under the 2007 Credit Facility; and

•	a first priority pledge of our ownership interests in each subsidiary guarantor.

We have completed a pledge of our ownership interests in the subsidiary guarantors that own the nine Capesize vessels acquired.  The other collateral described above was pledged, as required, within thirty days of the effective date of the 2007 Credit Facility.

Our borrowings under the 2007 Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) for an interest period elected by us of one, three, or six months, or longer if available, plus the Applicable Margin of 0.85%.  Effective January 26, 2009, due to the 2009 Amendment, the Applicable Margin increased to 2.00%.  In addition to other fees payable by us in connection with the 2007 Credit Facility, we paid a commitment fee at a rate of 0.20% per annum of the daily average unutilized commitment of each lender under the facility until September 30, 2007, and 0.25% thereafter.  Effective January 26, 2009, due to the 2009 Amendment, the rate increased to 0.70% per annum of the daily average unutilized commitment of such lender.

The 2007 Credit Facility includes the following financial covenants which will apply to us and our subsidiaries on a consolidated basis and will be measured at the end of each fiscal quarter beginning with June 30, 2007:

•	The leverage covenant requires the maximum average net debt to EBITDA ratio to be at least 5.5:1.0.

•	Cash and cash equivalents must not be less than $0.5 million per mortgaged vessel.

•	The ratio of EBITDA to interest expense, on a rolling last four-quarter basis, must be no less than 2.0:1.0.

•
After July 20, 2007, consolidated net worth must be no less than $263.3 million plus 80% of the value of the any new equity issuances by us from June 30, 2007.  Based on the equity offerings completed in October 2007 and May 2008, consolidated net worth must be no less than $590.8 million.

•
The aggregate fair market value of the mortgaged vessels must at all times be at least 130% of the aggregate outstanding principal amount under the new credit facility plus all letters of credit outstanding; we have a 30 day remedy period to post additional collateral or reduce the amount of the revolving loans and/or letters of credit outstanding.  This covenant was waived effective for the year ended December 31, 2008 and indefinitely until we can represent that we are in compliance with all of our financial covenants as per the 2009 Amendment as described above.

As of December 31, 2009, we believe we are in compliance with all of the financial covenants under our 2007 Credit Facility, as amended.

On June 18, 2008, we entered into an amendment to the 2007 Credit Facility allowing us to prepay vessel deposits to give us flexibility in refinancing potential vessel acquisitions.

Due to refinancing of our previous facilities, we incurred a non-cash write-off of the unamortized deferred financing cost in the amount of $3.6 million associated with our previous facilities and this charge was reflected in interest expense in the third quarter of 2007.

Due to refinancing of the 2007 Credit Facility as a result of entering into the 2009 Amendment, we incurred a non-cash write off of unamortized deferred financing cost in the amount of $1.9 million associated with capitalized costs related to prior amendments, and this charge was reflected in interest expense in the fourth quarter of 2008.

Short-Term Line - Refinanced by the 2007 Credit Facility

On May 3, 2007, we entered into a short-term line of credit facility under which DnB NOR Bank ASA, Grand Cayman Branch and Nordea Bank Norge ASA, Grand Cayman Branch are serving as lenders (the “Short-Term Line”).  The Short-Term Line was used to fund a portion of acquisitions we made of in the shares of capital stock of Jinhui.  Under the terms of the Short-Term Line, we were allowed to borrow up to $155.0 million for such acquisitions, and we had borrowed a total of $77.0 million under the Short-Term Line prior to its refinancing.  The term of the Short-Term Line was for 364 days, and the interest on amounts drawn was payable at the rate of LIBOR plus a margin of 0.85% per annum for the first six month period and LIBOR plus a margin of 1.00% for the remaining term.  We were obligated to pay certain commitment and administrative fees in connection with the Short-Term Line.  The Company, as required, pledged all of the Jinhui shares it has purchased as collateral against the Short-Term Line.  The Short-Term Line incorporated by reference certain covenants from our 2005 Credit Facility.

The Short-Term Line was refinanced in July 2007 by the 2007 Credit Facility.

2005 Credit Facility - Refinanced by the 2007 Credit Facility

Our 2005 Credit Facility was with a syndicate of commercial lenders consisting of Nordea Bank Finland Plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citigroup Global Markets Limited.  The 2005 Credit Facility was used to refinance our indebtedness under our Original Credit Facility, and was used to acquire vessels.  Under the terms of our 2005 Credit Facility, borrowings in the amount of $106.2 million were used to repay indebtedness under our Original Credit Facility.

The 2005 Credit Facility was refinanced in July 2007 with the 2007 Credit Facility.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At December 31, 2009, we have ten interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $756.2 million and the swaps have specified rates and durations.

Refer to the table in Note 8 – Long-Term Debt of our financial statements, which summarizes the interest rate swaps in place as of December 31, 2009 and 2008.

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

We had entered into a number of short-term forward currency contracts to protect ourselves from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described below in Note 5 – Investment of our financial statements.  As forward contracts expired, we continued to enter into new forward currency contracts for the cost basis of the investment, excluding commissions.  However, hedge accounting is limited to the lower of the cost basis or the market value at time of designation.  We elected to discontinue the forward currency contracts as of October 10, 2008 due to the declining underlying market value of Jinhui.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of December 31, 2009.

Interest Rates

The effective interest rate associated with the interest expense for the 2007 Credit Facility, as amended, including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, including the cost associated with unused commitment fees with these facilities for 2009 was 5.12%.  The effective interest rate associated with the interest expense for the 2008 Term Facility and the 2007 Credit Facility, as amended, including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, including the cost associated with unused commitment fees with these facilities for 2008 was 5.24%.  The interest rate on the debt, excluding impact of swaps and the unused commitment fees, ranged from 1.23% to 5.56% and from 1.35% to 6.10% for 2009 and 2008, respectively.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of December 31, 2009.  The table incorporates the employment agreement entered into in September 2007 with the Chief Financial Officer, John Wobensmith, and contracts for the purchase price of vessels for Baltic Trading.  The interest and fees are also reflective of the 2007 Credit Facility, including the 2009 Amendment, and the interest rate swap agreements as discussed above under “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements.”   The interest and fees related to the 2007 Credit Facility reflect the repayment of $12.5 million of debt which was paid on January 4, 2010, which is prior to the required repayment date of March 31, 2010.

	Total	Within One Year (1)		One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
2007 Credit Facility	$1,327,000	$50,000	(2)	$158,890	$385,560	$732,550
Interest and borrowing fees	$249,777	$61,075		$100,338	$57,388	$30,976
Executive employment agreement	$337	$337		$—	$—	$—
Office lease	$5,665	$496		$1,036	$1,036	$3,097
Purchase price of vessels (3)	$284,200	$284,200	(4)	$—	$—	$—

(1)	Represents the twelve month period ending December 31, 2010.
(2)	$12.5 million of outstanding debt was repaid on January 4, 2010.
(3)
On February 19, 2010, Baltic Trading entered into agreements with Inta Navigation Ltd., Malta, Borak Shipping Ltd., Malta, Sinova Shipping Ltd., Malta and Spic Shipping Ltd. Malta to purchase four 2009 built Supramax drybulk vessels for an aggregate price of $140,000.  Additionally, on February 22, 2010, Baltic Trading entered into agreement with Shipping Trust Ltd. and Oceanways Trust Ltd. to purchase two newbuilding Capesize drybulk veesels for an aggregate price of $144,200.  Baltic Trading’s obligations under these agreements are subject to the completion of its initial public offering on or pior to March 16, 2010.  In the event such offering is not completed by such date, either party may terminate the respective agreements.

(4)
Following the execution of the agreements as noted in (3) above, Baltic Trading paid cumulative deposits totaling $35.5 million during February 2010 to the aforementioned unaffiliated parties using funds advanced by the Company.

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

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of nine Capesize drybulk carriers, eight Panamax drybulk carriers, four Supramax drybulk carriers, six Handymax drybulk carriers and eight Handysize drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings.  We estimate our drydocking costs and scheduled off-hire days for our fleet through 2011 to be:
	Estimated Drydocking Cost	Estimated Offhire Days
	(U.S. dollars in millions)
Year
2010	$5.4	170
2011	$3.7	100

The costs reflected are estimates based on drydocking our vessels in China.  We estimate that each drydock will result in 20 days of off-hire.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  One of our Capesize drybulk carriers that is drydocking during 2010 is anticipated to complete the required maintenance in only ten days.  We expect to fund these costs with cash from operations.

During 2009, we incurred a total of $4.6 million of drydocking costs.

During 2008, we incurred a total of $6.4 million of drydocking costs.

We estimate that nine of our vessels will be drydocked during 2010 and an additional five vessels in 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

Inflation has only a moderate effect on our expenses given current economic conditions.  In the event that significant global inflationary pressures appear, these pressures would increase our operating, voyage, general and administrative, and financing costs.  However, we expect our 2010 costs to increase based on the anticipated increased cost for repairs and maintenance and lubricants.

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

Three of our vessels, the Genco Constantine, Genco Titus and Genco Hadrian, are chartered under time charters which include a profit-sharing element.  Under these charter agreements, we receive a fixed rate of $52,750, $45,000 and $65,000 per day, respectively, and an additional profit-sharing payment.  The profit-sharing between us and the respective charterer for each 15-day period is calculated by taking the average over that period of the published Baltic Cape Index of the four time charter routes as reflected in daily reports.  If such average is more than the base rate payable under the charter, the excess amount is allocable 50% to us and 50% to the charterer.  A commission of 3.75% based on the profit sharing amount due to us is incurred out of our share.  Profit sharing revenue is recorded when the average of the published Baltic Cape Index for the four time charter routes is available for the entire 15-day period, which is when the profit sharing revenue is fixed and determinable.

At December 31, 2009, seven of our vessels are in vessel pools, six of these are earning variable rates and one is earning a fixed rate based on our option to convert to a fixed rate.  The Genco Predator entered into the Bulkhandling Handymax Pool in November 2008, the Genco Leader entered into the Baumarine Pool during December 2008 and the Genco Explorer, Genco Pioneer, Genco Progress, Genco Reliance and Genco Sugar entered the Lauritzen Pool during August 2009.   Vessel pools, such as the Bulkhandling Handymax Pool, Baumarine Pool and the Lauritzen Pool, provide cost-effective commercial management activities for a group of similar class vessels.  The pool arrangement provides the benefits of a large-scale operation, and chartering efficiencies that might not be available to smaller fleets.  Under the pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these vessels is subject to the fluctuations of the spot market.  We recognize revenue from these pool arrangements based on the net distributions reported by the applicable pool.

Due from charterers, net

Due from charterers, net includes accounts receivable from charters, net of the provision for doubtful accounts.  At each balance sheet date, we provide for the provision based on a review of all outstanding charter receivables.  Included in the standard time charter contracts with our customers are certain performance parameters, which if not met can result in customer claims.  As of December 31, 2009, we had a reserve of $0.2 million against due from charterers balance and an additional accrual of $1.0 million in deferred revenue, each of which is associated with estimated customer claims against us including vessel performance issues under time charter agreements.  As of December 31, 2008, we had a reserve of $0.2 million against due from charterers balance and an additional accrual of $1.4 million in deferred revenue, each of which is associated with estimated customer claims against us, including time charter performance issues.

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

Deferred drydocking costs

Our vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating.  We defer the costs associated with drydockings as they occur and amortize these costs on a straight-line basis over the period between drydockings.  Deferred drydocking costs include actual costs incurred at the drydock yard; cost of travel, lodging and subsistence of our personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking.  We believe that these criteria are consistent with U.S. GAAP guidelines and industry practice and that our policy of capitalization reflects the economics and market values of the vessels.  Costs that are not related to drydocking are expensed as incurred.

Impairment of long-lived assets

We follow the Accounting Standards Codification (“ASC”) subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”) (formerly Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  If indicators of impairment are present, we would evaluate the fair value and future benefits of long-lived assets, by performing an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets.  If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value.  Various factors including anticipated future charter rates, estimated scrap values, future drydocking costs and estimated vessel operating costs, are included in this analysis.

Investments

We hold an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as available-for-sale and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of OCI.  The Company classifies the investment as a current or noncurrent asset based on the Company’s intent to hold the investment at each reporting date.  Effective August 16, 2007, the Company elected hedge accounting for forward currency contracts in place associated with the cost basis of the Jinhui shares and therefore the unrealized currency gain or loss associated with Jinhui cost basis is reflected in the income statement as a component of other expense to off-set the gain or loss associated with these forward currency contracts.  On October 10, 2008, the Company elected to discontinue the purchase of forward currency contracts associated with Jinhui by entering into an offsetting trade that closed the previously opened currency contract, thereby eliminating the hedge on Jinhui.  The cost of securities when sold is based on the specific identification method.  Realized gains and losses on the sale of these securities will be reflected in the consolidated statement of operations in other expense.  Additionally, the realized gain or loss on the forward currency contracts is reflected in the Consolidated Statement of Cash Flows as an investing activity and is reflected in the caption Payments on forward currency contracts, net.

Investments are reviewed quarterly to identify possible other-than-temporary impairment in accordance ASC subtopic 320-10, Investments – Debt and Equity Securities (“ASC 320-10”) (formerly FASB Staff Position 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”).  When evaluating the investments, we review factors such as the length of time and extent to which fair value has been below the cost basis, the financial condition of the issuer, the underlying net asset value of the issuers assets and liabilities, and the our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value Should the decline in the value of any investment be deemed to be other-than-temporary, the investment basis would be written down to fair market value, and the write-down would be recorded to earnings as a loss.  Investments that are not expected to be sold within the next year are classified as noncurrent.

During the fourth quarter of 2008, our investment in Jinhui was deemed to be other-than-temporarily impaired due to the severity of the decline in its market value versus our cost basis.  We recorded a $103.9 million impairment loss during 2008 which was reclassified from the statement of equity and recorded as a loss in the income statement.  We will continue to evaluate the investment on a quarterly basis to determine the likelihood of any further significant adverse effects on the fair value and amount of any additional impairments.  In the event we determine that the Jinhui investment is subject to any additional other-than-temporary impairment, the amount of the impairment would be reclassified from the statement of equity and recorded as a loss in the income statement for the amount of the impairment.

Income taxes

Pursuant to Section 883 of the U.S. Internal Revenue Code of 1986 as amended (the “Code”), qualified income derived from the international operations of ships is excluded from gross income and exempt from U.S. federal income tax if a company engaged in the international operation of ships meets certain requirements.  Among other things, in order to qualify, a company must be incorporated in a country which grants an equivalent exemption to U.S. corporations and must satisfy certain qualified ownership requirements.

We are incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, we are not subject to Marshall Islands income tax.  The Marshall Islands has been officially recognized by the Internal Revenue Service as a qualified foreign country that currently grants the requisite equivalent exemption from tax.

Based on the publicly traded requirement of the Section 883 regulations, we believe that we qualified for exemption from income tax for 2009, 2008 and 2007.  In order to meet the publicly traded requirement, our stock must be treated as being primarily and regularly traded for more than half the days of any such year.  Under the Section 883 regulations, our qualification for the publicly traded requirement may be jeopardized if shareholders of our common stock that own five percent or more of our stock (“5% shareholders”) own, in the aggregate, 50% or more of our common stock for more than half the days of the year.  We believe that during 2009, 2008 and 2007, the combined ownership of our 5% shareholders did not equal 50% or more of our common stock for more than half the days of 2009, 2008 and 2007.  However if our 5% shareholders were to increase their ownership to 50% or more of our common stock for more than half the days of 2010 or any future taxable year, we would not be eligible to claim exemption from tax under Section 883 for that taxable year.  We can therefore give no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for exemption from tax in 2010 or in future years.

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

Baltic Trading is also incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.  Baltic Trading has no United States operations and no United States source income.  Thus, Baltic Trading is not currently subject to income tax in the United States. However, we anticipate that Baltic Trading will not qualify for an exemption under Section 883 upon consummation of initial public offering because it will not satisfy the publicly traded requirement described above.  The Company plans to indirectly own shares of Baltic Trading’s Class B Stock, which will not be publicly traded but which will provide the Company with over 50% of the combined voting power of all classes of Baltic Trading’s voting stock.  Holders of a majority of the Class B Stock can irrevocably elect to reduce the voting power of the Class B Stock to constitute not more than 49% of the total voting power of all classes of stock, although there can be no assurance that this election will be made.

Fair value of financial instruments

The estimated fair values of our financial instruments such as amounts due to / due from charterers, accounts payable and long-term debt approximate their individual carrying amounts as of December 31, 2009 and December 31, 2008 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facility.

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

The Company adopted ASC subtopic 820-10, Fair Value Measurements & Disclosures (“ASC 820-10”) (formerly SFAS No. 157, “Fair Value Measurements”) in the first quarter of 2007, which did not have a material impact on the financial statements of the Company.

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

For the interest rate swaps that are not designated as an effective hedge, the change in the value and the rate differential to be paid or received is recognized as other expense and is listed as a component of other (expense) income.

Currency risk management

We currently hold an investment in Jinhui shares that are traded on the Oslo Stock Exchange located in Norway, and as such, the Company is exposed to the impact of exchange rate changes on this available-for-sale (“AFS”) security denominated in Norwegian Kroner.  Our objective is to manage the impact of exchange rate changes on its earnings and cash flows in relation to its cost basis associated with its investments.  We utilized foreign currency forward contracts to protect its original investment from changing exchange rates through October 10, 2008 when the use of these contracts was discontinued due to the decline in the underlying value of Jinhui.

The change in the value of the forward currency contracts is recognized as other expense and is listed as a component of other (expense) income.  Effective August 16, 2007, we elected to utilize fair value hedge accounting for these instruments whereby the change in the value in the forward contracts continues to be recognized as other expense and is listed as a component of other (expense) income.  Fair value hedge accounting then accelerates the recognition of the effective portion of the currency translation gain or (loss) on the AFS Security from August 16, 2007 from OCI into other expense and is listed as a component of other (expense) income.  Time value of the forward contracts is excluded from effectiveness testing and recognized currently in income.  On October 10, 2008, we elected to discontinue the purchase of forward currency contracts associated with Jinhui by entering into an offsetting trade that closed the previously opened currency contract, thereby eliminating the hedge on Jinhui.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  We held ten interest rate risk management instruments at December 31, 2009 and nine interest rate risk management instruments at December 31, 2008, in order to manage future interest costs and the risk associated with changing interest rates.

At December 31, 2009, the Company held ten interest rate swap agreements which were entered into with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $756.2 million, and the swaps have specified rates and durations.  Refer to the table in Note 8 – Long-Term Debt of our financial statements which summarizes the interest rate swaps in place as of December 31, 2009 and December 31, 2008.

The swap agreements, with effective dates prior to December 31, 2009 synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of swap plus the Applicable Margin as defined in the “2007 Credit Facility” section of Note 8 – Long-Term Debt of our financial statements.

The liability associated with the swaps at December 31, 2009 is $44.1 million and $65.9 million at December 31, 2008, and are presented as the fair value of derivatives on the balance sheet.   The asset associated with the swaps at December 31, 2009 is $2.1 million.  There were no swaps in an asset position at December 31, 2008.  As of December 31, 2009 and 2008, the Company has accumulated other comprehensive deficit of ($41.8) million and ($66.0) million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in other (expense) income of  ($0.3) million and $0.1 million for 2009 and 2008, respectively.  At December 31, 2009, ($27.3) million of OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

The Company is subject to market risks relating to changes in interest rates because we have significant amounts of floating rate debt outstanding.  For the year ended December 31, 2008, we paid LIBOR plus 0.85% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for such swap’s effective period.  During the year ended December 31, 2009, effective January 26, 2009 as a result of the 2009 amendment to the 2007 Credit Facility, we paid LIBOR plus 2.00% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for such swap’s effective period.  A 1% increase in LIBOR would result in an increase of $3.6 million in interest expense for the year ended December 31, 2009, considering the increase would be only on the unhedged portion of the debt.

Derivative financial instruments

As of December 31, 2009, the Company held ten interest rate swap agreements that it entered into with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $756.2 million, and the swaps have specified rates and durations.  Refer to the table in Note 8 – Long-Term Debt of our financial statements which summarized the interest rate swaps in place as of December 31, 2009 and December 31, 2008.

The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  The interest rate differential pertaining to the interest rate swaps for the years ended December 31, 2009 and 2008 was $28.6 million and $9.5 million, respectively.  The Company is currently utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of OCI.  The ineffective portion is recognized as other expense, which is a component of other (expense) income.  For any period of time that the Company did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation was recognized as other expense and was listed as a component of other (expense) income.

Amounts receivable or payable arising at the settlement of hedged interest rate swaps are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist.  Amounts receivable or payable arising at the settlement of unhedged interest rate swaps are reflected as other expense and is listed as a component of other (expense) income.

Refer to the “Interest rate risk” section above for further information regarding the interest rate swap agreements.

The Company has entered into a number of short-term forward currency contracts to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described in Note 5 – Investments of our financial statements.  The use of short-term forward currency contracts was discontinued on October 10, 2008 due to the underlying value of Jinhui.  For further information on these forward currency contracts, please see page 64 under the heading “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements”.

FOREIGN EXCHANGE RATE RISK

Currency and exchange rate risk

The international shipping industry’s functional currency is the U.S. Dollar.  Virtually all of our revenues and most of our operating costs are in U.S. Dollars.  We incur certain operating expenses in currencies other than the U.S. dollar, and the foreign exchange risk associated with these operating expenses is immaterial.

The Company had entered into a number of short-term forward currency contracts to protect the Company from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described in Note 5 - Investments of our financial statements.  For further information on these forward currency contracts, please see page 64 under the heading “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements.”

The Company utilized hedge accounting on the cost basis of the Jinhui stock through October 10, 2008 when the use of the forward currency contract was discontinued due to the decline in the underlying value of Jinhui.

Investments

The Company holds investments in Jinhui of $72.2 million which are classified as AFS under Accounting Standards Codification 320-10, Investments – Debt and Equity Securities (“ASC 320-10”) (formerly SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”).  The Company classifies the investment as a current or noncurrent asset based on the Company’s intent to hold the investment at each reporting date.  The investments that are classified as AFS are subject to risk of changes in market value, which if determined to be impaired (other than temporarily impaired), could result in realized impairment losses.  The Company reviews the carrying value of such investments on a quarterly basis to determine if any valuation adjustments are appropriate under ASC 320-10.  During 2008, we reviewed the investment in Jinhui for indicators of other-than-temporary impairment.  This determination required significant judgment.  In making this judgment, we evaluated, among other factors, the duration and extent to which the fair value of the investment is less than its cost; the general market conditions, including factors such as industry and sector performance, and our intent and ability to hold the investment.  The Company’s investment in Jinhui was deemed to be other-than-temporarily impaired at December 31, 2008 due to the severity of the decline in its market value versus our cost basis.  During the quarter ended December 31, 2008, the Company recorded a $103.9 million impairment loss which was reclassified from OCI and recorded as a loss in the income statement for the quarter ended December 31, 2008.  We will continue to evaluate the investment on a quarterly basis to determine the likelihood of any further significant adverse effects on the fair value and amount of any additional impairment.  For the year ended December 31, 2009, we have not deemed our investment to be impaired.  In the event we determine that the Jinhui investment is subject to any additional impairment, the amount of the impairment would be reclassified from OCI and recorded as a loss in the income statement for the amount of the impairment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Genco Shipping & Trading Limited
Consolidated financial statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007
Index to consolidated financial statements

            Page

a)	Report of Independent Registered Public Accounting Firm F-2

b)	Consolidated Balance Sheets - December 31, 2009 and December 31, 2008 F-3

c)	Consolidated Statements of Operations - For the Years Ended December 31, 2009, 2008 and 2007 F-4

d)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income - For the Years Ended December 31, 2009, 2008 and 2007 F-5

e)	Consolidated Statements of Cash Flows - For the Years Ended December 31, 2009, 2008 and 2007 F-6

f)	Notes to Consolidated Financial Statements For the Years Ended December 31, 2009, 2008 and 2007 F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Genco Shipping & Trading Limited
New York, New York

We have audited the accompanying consolidated balance sheets of Genco Shipping & Trading Limited and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Genco Shipping & Trading Limited and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 1, 2010

Genco Shipping & Trading Limited
Consolidated Balance Sheets as of December 31, 2009
and December 31, 2008
(U.S. Dollars in thousands, except share and per share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$188,267	$124,956
Restricted cash	17,500	—
Due from charterers, net	2,117	2,297
Prepaid expenses and other current assets	10,184	13,495
Total current assets	218,068	140,748

Noncurrent assets:
Vessels, net of accumulated depreciation of $224,706 and $140,388, respectively	2,023,506	1,726,273
Deposits on vessels	—	90,555
Deferred drydock, net of accumulated amortization of $4,384 and $2,868, respectively	10,153	8,972
Other assets, net of accumulated amortization of $2,585 and $1,548, respectively	8,328	4,974
Fixed assets, net of accumulated depreciation and amortization of $1,554 and $1,140, respectively	2,458	1,712
Fair value of derivative instruments	2,108	—
Investments	72,181	16,772
Total noncurrent assets	2,118,734	1,849,258

Total assets	$2,336,802	$1,990,006

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,609	$17,345
Current portion of long term debt	50,000	—
Deferred revenue	10,404	10,356
Fair value of derivative instruments	—	2,491
Total current liabilities	79,013	30,192

Noncurrent liabilities:
Deferred revenue	2,427	2,298
Deferred rent credit	687	706
Fair market value of time charters acquired	4,611	23,586
Fair value of derivative instruments	44,139	63,446
Long term debt	1,277,000	1,173,300
Total noncurrent liabilities	1,328,864	1,263,336

Total liabilities	1,407,877	1,293,528

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and
outstanding 31,842,798 and 31,709,548 shares at December 31, 2009 and December 31, 2008, respectively	318	317
Paid in capital	722,198	717,979
Accumulated other comprehensive income/(deficit)	13,589	(66,014)
Retained earnings	192,820	44,196
Total shareholders’ equity	928,925	696,478

Total liabilities and shareholders’ equity	$2,336,802	$1,990,006
See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007
(U.S. Dollars in Thousands, Except Earnings per Share and share data)

	For the Years Ended December 31,
	2009	2008	2007

Revenues	$379,531	$405,370	$185,387

Operating expenses:
Voyage expenses	5,024	5,116	5,100
Vessel operating expenses	57,311	47,130	27,622
General and administrative expenses	15,024	17,027	12,610
Management fees	3,530	2,787	1,654
Depreciation and amortization	88,150	71,395	34,378
Loss on forfeiture of vessel deposits	—	53,765	—
Gain on sale of vessels	—	(26,227)	(27,047)

Total operating expenses	169,039	170,993	54,317

Operating income	210,492	234,377	131,070

Other (expense) income:
Other expense	(312)	(74)	(1,265)
Impairment of investment	—	(103,892)	—
Interest income	240	1,757	3,507
Interest expense	(61,796)	(52,589)	(26,503)
Income from investments	—	7,001	—

Other expense	(61,868)	(147,797)	(24,261)

Net income	$148,624	$86,580	$106,809

Earnings per share-basic	$4.75	$2.86	$4.08
Earnings per share-diluted	$4.73	$2.84	$4.06
Weighted average common shares outstanding-basic	31,295,212	30,290,016	26,165,600
Weighted average common shares outstanding-diluted	31,445,063	30,452,850	26,297,521
Dividends declared per share	$—	$3.85	$2.64

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
for the Years Ended December 31, 2009, 2008 and 2007
(U.S. Dollars in Thousands)

	Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Deficit)	Comprehensive Income	Total
Balance – January 1, 2007	$255	$307,088	$42,644	$3,546		$353,533

Net income			106,809		$106,809	106,809
Change in unrealized gain on investments				38,540	38,540	38,540
Change in unrealized gain on currency translation on investments, net				1,545	1,545	1,545
Unrealized loss on cash flow hedges, net				(24,614)	(24,614)	(24,614)
Comprehensive income					$122,280
Cash dividends paid ($2.64 per share)			(69,577)			(69,577)
Issuance of common stock, 3,358,209 shares	34	213,837				213,871
Issuance of 109,200 shares of nonvested stock, less forfeitures of 7,062 shares	1	(1)				-
Nonvested stock amortization		2,078				2,078
Balance – December 31, 2007	$290	$523,002	$79,876	$19,017		$622,185

Net income			86,580		$86,580	86,580
Change in unrealized loss on investments				(38,540)	(38,540)	(38,540)
Change in unrealized gain on currency translation on investments, net				(1,545)	(1,545)	(1,545)
Unrealized loss on cash flow hedges, net				(44,946)	(44,946)	(44,946)
Comprehensive income					$1,549
Cash dividends paid ($3.85 per share)			(117,109)			(117,109)
Issuance of common stock 2,702,669 shares	27	195,415				195,442
Issuance of 322,500 shares of nonvested stock	3	(3)				-
Acquisition and retirement of 281,430 shares of common stock	(3)	(6,388)	(5,151)			(11,542)
Nonvested stock amortization		5,953				5,953

Balance – December 31, 2008	$317	$717,979	$44,196	$(66,014)		$696,478

Net income			148,624		$148,624	148,624
Change in unrealized gain on investments				43,364	43,364	43,364
Change in unrealized gain on currency translation on investments				12,044	12,044	12,044
Unrealized gain on cash flow hedges, net				24,195	24,195	24,195
Comprehensive income					$228,227
Issuance of 133,250 shares of nonvested stock	1	(1)				-
Nonvested stock amortization		4,220				4,220

Balance – December 31, 2009	$318	$722,198	$192,820	$13,589		$928,925

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
(U.S. Dollars in Thousands)
	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$148,624	$86,580	$106,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,150	71,395	34,378
Amortization of deferred financing costs	1,037	4,915	4,128
Amortization of fair market value of time charter acquired	(18,975)	(22,447)	(5,139)
Realized (gain) loss on forward currency contracts	-	(13,691)	9,864
Impairment of investment	-	103,892	-
Unrealized loss (gain) on derivative instruments	288	(46)	80
Unrealized loss (gain) on hedged investment	-	15,361	(10,160)
Unrealized (gain) loss on forward currency contract	-	(1,448)	1,448
Realized income on investments	-	(7,001)	-
Amortization of nonvested stock compensation expense	4,220	5,953	2,078
Gain on sale of vessel	-	(26,227)	(27,047)
Loss on forfeiture of vessel deposits	-	53,765	-
Change in assets and liabilities:
Decrease (increase) in due from charterers	180	46	(1,872)
Increase in prepaid expenses and other current assets	(236)	(3,063)	(2,241)
Increase in accounts payable and accrued expenses	874	2,514	6,164
Increase in deferred revenue	177	3,284	5,908
Decrease in deferred rent credit	(19)	(19)	(19)
Deferred drydock costs incurred	(4,591)	(6,347)	(3,517)
Net cash provided by operating activities	219,729	267,416	120,862
Cash flows from investing activities:
Purchase of vessels	(287,637)	(510,345)	(764,574)
Deposits on vessels	-	(3,489)	(150,279)
Purchase of investments	-	(10,290)	(115,577)
Payments on forward currency contracts, net	-	-	(9,897)
Proceeds from forward currency contracts, net	-	13,723	-
Realized income on investments	-	7,001	-
Deposits of restricted cash	(17,500)	-	-
Proceeds from sale of vessels	-	43,084	56,536
Payments on forfeiture of vessel deposits	-	(53,765)	-
Purchase of other fixed assets	(1,073)	(207)	(559)
Net cash used in investing activities	(306,210)	(514,288)	(984,350)
Cash flows from financing activities:
Proceeds from the 2007 Credit Facility	166,200	558,300	1,193,000
Repayments on the 2007 Credit Facility	(12,500)	(321,000)	(257,000)
Proceeds from the 2005 Credit Facility, Short-term Line and Original Credit Facility	-	-	77,000
Repayments on the 2005 Credit Facility, Short-term Line and Original Credit Facility	-	-	(288,933)
Payment of deferred financing costs and deferred registration costs	(3,908)	(3,759)	(6,931)
Cash dividends paid	-	(117,109)	(69,577)
Payments to acquire and retire common stock	-	(11,542)	-
Net proceeds from issuance of common stock	-	195,442	213,871
Net cash provided by financing activities	149,792	300,332	861,430
Net increase (decrease) in cash and cash equivalents	63,311	53,460	(2,058)
Cash and cash equivalents at beginning of period	124,956	71,496	73,554
Cash and cash equivalents at end of period	$188,267	$124,956	$71,496
See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
 (U.S. Dollars in Thousands)

Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

1 - GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its wholly owned subsidiaries (collectively, the “Company”).  The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.  GS&T was incorporated on September 27, 2004 under the laws of the Marshall Islands and is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Baltic Trading Limited (“Baltic Trading”); and the ship-owning subsidiaries as set forth below.

The Company began operations on December 6, 2004 with the delivery of its first vessel.  At December 31, 2009, 2008 and 2007, the Company’s fleet consisted of thirty-five, thirty-two and twenty-six vessels.

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of December 31, 2009:

Wholly Owned Subsidiaries	Vessels Acquired	Dwt	Date Delivered	Year Built

Genco Reliance Limited...........................	Genco Reliance	29,952	12/6/04	1999
Genco Vigour Limited..............................	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited............................	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited...............................	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited................................	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited.............................	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited...........................	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited............................	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited............................	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited..............................	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited..............................	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited..............................	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited.............................	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited.......................	Genco Prosperity	47,180	4/4/05	1997
Genco Muse Limited …………………..	Genco Muse	48,913	10/14/05	2001
Genco Acheron Limited ……………....	Genco Acheron	72,495	11/7/06	1999
Genco Surprise Limited …………….....	Genco Surprise	72,495	11/17/06	1998
Genco Augustus Limited …………….	Genco Augustus	180,151	8/17/07	2007
Genco Tiberius Limited …………….....	Genco Tiberius	175,874	8/28/07	2007
Genco London Limited ……………….	Genco London	177,833	9/28/07	2007
Genco Titus Limited …………….........	Genco Titus	177,729	11/15/07	2007
Genco Challenger Limited …………...	Genco Challenger	28,428	12/14/07	2003
Genco Charger Limited ……………....	Genco Charger	28,398	12/14/07	2005
Genco Warrior Limited ……………....	Genco Warrior	55,435	12/17/07	2005
Genco Predator Limited ……………..	Genco Predator	55,407	12/20/07	2005
Genco Hunter Limited ……………….	Genco Hunter	58,729	12/20/07	2007
Genco Champion Limited …………....	Genco Champion	28,445	1/2/08	2006
Genco Constantine Limited …………	Genco Constantine	180,183	2/21/08	2008
Genco Raptor LLC…………………....	Genco Raptor	76,499	6/23/08	2007
Genco Cavalier LLC…………………..	Genco Cavalier	53,617	7/17/08	2007

Genco Thunder LLC…………………	Genco Thunder	76,588	9/25/08	2007
Genco Hadrian Limited ……………..	Genco Hadrian	169,694	12/29/08	2008
Genco Commodus Limited …………	Genco Commodus	169,025	7/22/09	2009
Genco Maximus Limited ……………	Genco Maximus	169,025	9/18/09	2009
Genco Claudius Limited …………….	Genco Claudius	169,025	12/30/09	2010 (1)

(1) On December 30, 2009, the Company took delivery of the Genco Claudius. However, the vessel has been designated by Lloyd’s Register of Shipping as having been built in 2010.

In January 2007, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) to register possible future offerings, including possible resales by Fleet Acquisition LLC.  That registration statement, as amended, was declared effective by the SEC on February 7, 2007.  Fleet Acquisition LLC utilized that registration statement to conduct an underwritten offering of 4,830,000 shares it owned, including an over-allotment option granted to underwriters for 630,000 shares which the underwriters exercised in full.  Following completion of that offering, Fleet Acquisition LLC owned 15.80% of the Company’s common stock.  During October 2007, the Company closed on an equity offering of 3,358,209 shares of Genco common stock (with the exercise of the underwriters’ over-allotment option) at an offering price of $67.00 per share.  The Company received net proceeds of $213,871 after deducting underwriters’ fees and expenses.  On October 5, 2007, the Company utilized $214,000 including these proceeds to repay outstanding borrowings under the 2007 Credit Facility.  Additionally, in the same offering, Fleet Acquisition LLC sold 1,076,291 shares (with the exercise of the underwriters’ over-allotment option) at the same offering price of $67.00 per share.  The Company did not receive any proceeds from the common stock sold by Fleet Acquisition LLC.

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

Lastly, during May 2008, the Company closed on an equity offering of 2,702,669 shares of Genco common stock at an offering price of $75.47 per share.  The Company received net proceeds of $195,442 after deducting underwriters' fees and expenses.  On May 28, 2008, the Company utilized $195,000 of these proceeds to repay outstanding borrowings under the 2007 Credit Facility.  Additionally, in the same offering, OCM Fleet Acquisition LLC sold 1,000,000 shares at the same offering price of $75.47 per share.  The Company did not receive any proceeds from the common stock sold by OCM Fleet Acquisition LLC.  Additionally, on December 24, 2008, the Board of Directors approved a grant of 75,000 nonvested common stock to Peter Georgiopoulos.  As a result of the foregoing transactions, Mr. Georgiopoulos may be deemed to beneficially own 13.24% of the Company’s common stock (including shares held through Fleet Acquisition LLC), and OCM Fleet Acquisition LLC may be deemed to beneficially own 4.75% of the Company’s common stock.

During October 2009, Baltic Trading filed a registration statement on Form S-1 with the SEC.  Baltic Trading was incorporated in October 2009 in the Marshall Islands for the purpose of conducting a shipping business focused on the drybulk industry spot market.  At December 31, 2009, Baltic Trading was a wholly owned subsidiary of the Company, as Baltic Trading has not yet completed its initial public offering.  Baltic Trading has no vessel operating history.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted transactions in the United States of America (“U.S. GAAP”), which include the accounts of Genco Shipping & Trading Limited and its wholly owned subsidiaries.  All intercompany accounts and have been eliminated in consolidation.

Business geographics

The Company’s vessels regularly move between countries in international waters, over hundreds of trade routes and, as a result, the disclosure of geographic information is impracticable.

Vessel acquisitions

When the Company enters into an acquisition transaction, it determines whether the acquisition transaction was the purchase of an asset or a business based on the facts and circumstances of the transaction.  As is customary in the shipping industry, the purchase of a vessel is normally treated as a purchase of an asset as the historical operating data for the vessel is not reviewed nor is material to the Company’s decision to make such acquisition.

When a vessel is acquired with an existing time charter, the Company allocates the purchase price to the vessel and the time charter based on, among other things, vessel market valuations and the present value (using an interest rate which reflects the risks associated with the acquired charters) of the difference between (i) the contractual amounts to be paid pursuant to the charter terms and (ii) management's estimate of the fair market charter rate, measured over a period equal to the remaining term of the charter.  The capitalized above-market (assets) and below-market (liabilities) charters are amortized as a reduction or increase, respectively, to revenues over the remaining term of the charter.

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

Revenue and voyage expense recognition

Since the Company’s inception, revenues have been generated from time charter agreements and pool agreements.  A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily hire rate.  In time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer.  There are certain other non-specified voyage expenses such as commissions which are typically borne by the Company.

The Company records time charter revenues over the term of the charter as service is provided.  Revenues are recognized on a straight-line basis as the average revenue over the term of the respective time charter agreement.  The Company recognizes vessel operating expenses when incurred.

Three of the Company’s vessels, the Genco Constantine, Genco Titus and Genco Hadrian, are chartered under time charters which include a profit-sharing element.  Under these charter agreements, the Company receives a fixed rate of $52,750, $45,000 and $65,000 per day, respectively, and an additional profit-sharing payment.  The profit-sharing between the Company and the respective charterer for each 15-day period is calculated by taking the average over that period of the published Baltic Cape Index of the four time charter routes as reflected in daily reports.  If such average is more than the base rate payable under the charter, the excess amount is allocable 50% to the Company and 50% to the charterer.  A commission of 3.75% based on the profit sharing amount due to the Company is incurred out of the Company’s share.  Profit sharing revenue is recorded when the average of the published Baltic Cape Index for the four time charter routes is available for the entire 15-day period, which is when the profit sharing revenue is fixed and determinable.

At December 31, 2009, seven of the Company’s vessels are in vessel pools, six of these are earning variable rates and one is earning a fixed rate.  The Genco Predator entered into the Bulkhandling Handymax Pool in November 2008, the Genco Leader entered into the Baumarine Pool during December 2008 and the Genco Explorer, Genco

Pioneer, Genco Progress, Genco Reliance and Genco Sugar entered the Lauritzen Pool during August 2009.   Vessel pools, such as the Bulkhandling Handymax Pool, Baumarine Pool and the Lauritzen Pool, provide cost-effective commercial management activities for a group of similar class vessels.  The pool arrangement provides the benefits of a large-scale operation, and chartering efficiencies that might not be available to smaller fleets.  Under the pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these vessels is subject to the fluctuations of the spot market.  The Company recognizes revenue from these pool arrangements based on the net distributions reported by the respective pool.

Due from charterers, net

Due from charterers, net includes accounts receivable from charters, net of the provision for doubtful accounts.  At each balance sheet date, the Company provides for the provision based on a review of all outstanding charter receivables.  Included in the standard time charter contracts with the Company’s customers are certain performance parameters which if not met, can result in customer claims.  As of December 31, 2009 and 2008, the Company had a reserve of $171 and $244, respectively, against due from charterers balance and an additional accrual of $959 and $1,350, respectively, in deferred revenue, each of which is primarily associated with estimated customer claims against the Company including vessel performance issues under time charter agreements.

Revenue is based on contracted charterparties.   However, there is always the possibility of dispute over terms and payment of hires and freights.  In particular, disagreements may arise concerning the responsibility of lost time and revenue.  Accordingly, the Company periodically assesses the recoverability of amounts outstanding and estimates a provision if there is a possibility of non-recoverability.  The Company believes its provisions to be reasonable based on information available.

Vessel operating expenses

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, and other miscellaneous expenses.  Vessel operating expenses are recognized when incurred.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation.  Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage.  The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel.  Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard.  Depreciation expense for vessels for the years ended December 31, 2009, 2008 and 2007 was $84,326, $69,050, and $32,900, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value.  The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment.  Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense.  Expenditures for routine maintenance and repairs are expensed as incurred.  Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt).  At December 31, 2009 and 2008, the Company estimated the residual value of vessels to be $175/lwt.

Fixed assets, net

Fixed assets, net are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are based on a straight line basis over the estimated useful life of the specific asset placed in service.  The following table is used in determining the typical estimated useful lives:

Description	Useful lives

Leasehold improvements	Lesser of the useful life of the asset or life of the lease
Furniture, fixtures & other equipment	5 years
Vessel equipment	2-15 years
Computer equipment	3 years

Depreciation and amortization expense for fixed assets for the years ended December 31, 2009, 2008 and 2007 was $414, $418, and $393, respectively.

Deferred drydocking costs

The Company’s vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating.  The Company defers the costs associated with the drydockings as they occur and amortizes these costs on a straight-line basis over the period between drydockings.  Costs deferred as part of a vessel’s drydocking include actual costs incurred at the drydocking yard; cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking.  If the vessel is drydocked earlier than originally anticipated, any remaining deferred drydock costs that have not been amortized are expensed at the beginning of the next drydock.  Amortization expense for drydocking for the years ended December 31, 2009, 2008 and 2007 was $3,410, $1,927, and $1,084, respectively.  All other costs incurred during drydocking are expensed as incurred.

Impairment of long-lived assets

The Company follows the Accounting Standards Codification (“ASC”) subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”) (formerly Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets.  If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value.  Various factors including anticipated future charter rates, estimated scrap values, future drydocking costs and estimated vessel operating costs, are included in this analysis.

For the years ended December 31, 2009, 2008 and 2007, no impairment charges were recorded on the Company’s long-lived assets.

Deferred financing costs

Deferred financing costs, included in other assets, consist of fees, commissions and legal expenses associated with obtaining loan facilities.  These costs are amortized over the life of the related debt and are included in interest expense.

Cash and cash equivalents

The Company considers highly liquid investments such as money market funds and certificates of deposit with an original maturity of three months or less to be cash equivalents.

Investments

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as Available For Sale (“AFS”) and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive income (“OCI”).  The

Company classifies the investment as a current or noncurrent asset based on the Company’s intent to hold the investment at each reporting date. Effective August 16, 2007, the Company elected hedge accounting for forward currency contracts in place associated with the cost basis of the Jinhui shares, and therefore the unrealized currency gain or loss associated with the cost basis in the Jinhui shares was reflected in the income statement as other expense to offset the gain or loss associated with these forward currency contracts.  On October 10, 2008, the Company elected to discontinue the purchase of forward currency contracts associated with Jinhui by entering into an offsetting trade that closed the previously opened currency contract, thereby eliminating the hedge on Jinhui.  The cost of securities when sold is based on the specific identification method.  Realized gains and losses on the sale of these securities are reflected in the consolidated statement of operations in other expense.  Additionally, the realized gain or loss on the forward currency contracts is reflected in the Consolidated Statement of Cash Flows as an investing activity and is reflected in the caption Payments on forward currency contracts, net.

Investments are reviewed quarterly to identify possible other-than-temporary impairment in accordance with ASC subtopic 320-10, Investments – Debt and Equity Securities (“ASC 320-10”) (formerly FASB Staff Position 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”).  When evaluating its investments, the Company reviews factors such as the length of time and extent to which fair value has been below the cost basis, the financial condition of the issuer, the underlying net asset value of the issuers assets and liabilities, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.  Should the decline in the value of any investment be deemed to be other-than-temporary, the investment basis would be written down to fair market value, and the write-down would be recorded to earnings as a loss.  Refer to Note 5 – Investments.

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

Based on the publicly traded requirement of the Section 883 regulations as described in the next paragraph, the Company believes that it qualified for exemption from income tax for 2009, 2008 and 2007.

Based on the publicly traded requirement of the Section 883 regulations, the Company qualified for exemption from income tax for 2009, 2008 and 2007.  In order to meet the publicly traded requirement, the Company’s stock must be treated as being primarily and regularly traded for more than half the days of any such year.  Under the Section 883 regulations, the Company’s qualification for the publicly traded requirement may be jeopardized if shareholders of the Company’s common stock that own five percent or more of the Company’s stock (“5% shareholders”) own, in the aggregate, 50% or more of the Company’s common stock for more than half the days of the year.  Management believes that during 2009, 2008 and 2007, the combined ownership of its 5% shareholders did not equal 50% or more of its common stock for more than half the days of 2009, 2008 and 2007, as applicable.

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

Baltic Trading is also incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, Baltic Trading is not subject to Marshall Islands income tax.  Baltic Trading has no United States operations and no United States source income.  Thus, Baltic Trading is not currently subject to income tax in the United States.   However, we anticipate that Baltic Trading will not qualify for an exemption under Section 883 upon consummation of initial public offering because it will not satisfy the publicly traded requirement described above.  The Company plans to indirectly own shares of Baltic Trading’s Class B Stock, which will not be publicly traded but which will provide the Company with over 50% of the combined voting power of all classes of Baltic Trading’s voting stock.  Holders of a majority of the Class B Stock can irrevocably elect to reduce the voting power of the Class B Stock to constitute not more than 49% of the total voting power of all classes of stock, although there can be no assurance that this election will be made.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned.  These amounts are recognized as income when earned.  Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues.

Comprehensive income

The Company follows ASC subtopic 220-10, Comprehensive Income (“ASC 220-10”) (formerly SFAS No. 130, “Reporting Comprehensive Income”), which establishes standards for reporting and displaying comprehensive income and its components in financial statements.  Comprehensive income is comprised of net income and amounts related to the Company’s interest rate swaps accounted for as hedges, as well as unrealized gains or losses associated with the Company’s investments.

Nonvested stock awards

The Company follows ASC subtopic 718-10, Compensation – Stock Compensation (“ASC 718-10”) (formerly SFAS No. 123R, “Share-Based Payment”) for nonvested stock issued under its equity incentive plan.  Deferred compensation costs from nonvested stock have been classified as a component of paid-in capital.

Accounting estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include vessel valuations, the valuation of amounts due from charterers, performance claims, residual value of vessels, useful life of vessels and fair value of derivative instruments.  Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers.  With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  The Company earned 100% of revenues from 23 customers in 2009, 22 customers in 2008 and 18 customers in 2007.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2009 and 2008.

For the year ended December 31, 2009 there were two customers that individually accounted for more than 10% of revenue, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 30.77% and 13.61% of revenue, respectively.  For the year ended December 31, 2008 there were two customers that individually accounted for more than 10% of revenue, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 27.79% and 14.64% of revenue, respectively.  For the year ended December 31, 2007 there were two customers that individually accounted for more than 10% of revenue, Lauritzen Bulkers A/S and Cargill International S.A., which represented 15.42% and 13.74% of revenue, respectively.

At December 31, 2009, the Company maintained all of its cash and cash equivalents with three financial institutions.  None of the Company's cash and cash equivalent balances are covered by insurance in the event of default by these financial institutions.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments such as amounts due to / due from charterers, accounts payable and long-term debt approximate their individual carrying amounts as of December 31, 2009 and December 31, 2008 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facility.

The fair value of the interest rate swaps and forward currency contracts (used for purposes other than trading) is the estimated amount the Company would receive or have to pay in order to terminate these agreements at the reporting date, taking into account current interest rates and the creditworthiness of the counterparty for assets and creditworthiness of the Company for liabilities.  See Note 10 - Fair Value of Financial Instruments for additional disclosure on the fair values of long term debt, derivative instruments, and AFS securities.

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

For the interest rate swaps that are not designated as an effective hedge, the change in the value and the rate differential to be paid or received is recognized as other expense and is listed as a component of other (expense) income.

Currency risk management

The Company currently holds an investment in Jinhui shares that are traded on the Oslo Stock Exchange located in Norway, and as such, the Company is exposed to the impact of exchange rate changes on this AFS security denominated in Norwegian Kroner.  The Company’s objective is to manage the impact of exchange rate changes on its earnings and cash flows in relation to its cost basis associated with its investments.  The Company utilized foreign currency forward contracts to protect its original investment from changing exchange rates through October 10, 2008 when the use of these contracts were discontinued due to the decline in the underlying value of Jinhui.

The change in the value of the forward currency contracts is recognized as other expense and is listed as a component of other (expense) income.  Effective August 16, 2007, the Company elected to utilize fair value hedge accounting for these instruments whereby the change in the value in the forward contracts continues to be recognized as other expense and is listed as a component of other (expense) income.  Fair value hedge accounting then accelerates the recognition of the effective portion of the currency translation gain or (loss) on the AFS Security from August 16, 2007 from OCI into other expense and is listed as a component of other (expense) income.  Time value of the forward contracts are excluded from effectiveness testing and recognized currently in income.  On October 10, 2008, the

Company elected to discontinue the purchase of forward currency contracts associated with Jinhui by entering into an offsetting trade that closed the previously opened currency contract, thereby eliminating the hedge on Jinhui.

New accounting pronouncements

              In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855):  Amendments to certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”).  ASU No. 2010-09 removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  This guidance is effective upon issuance of the final ASU No. 2010-09 during February 2010.  The adoption of this guidance for the year ended December 31, 2009 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued the FASB Accounting Standard Codification (the “Codification”), which replaced prior guidance and modified the U.S. GAAP hierarchy to include only two levels of U.S. GAAP:  authoritative and nonauthoritative.  The Codification became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  On the effective date of the Codification, it superseded all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.  The Codification is effective for fiscal years and interim periods ending after September 15, 2009.  The adoption of the Codification during the year ended December 31, 2009 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued additional guidance related to subsequent events (formerly SFAS No. 165, “Subsequent Events”).  This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, it sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance is effective for fiscal years and interim periods ended after June 15, 2009 and is applied prospectively.  The adoption of this guidance during the year ended December 31, 2009 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance related to interim disclosures about fair value of financial instruments which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements (formerly FASB Staff Position 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments”).  This guidance is effective for interim reporting periods ended after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009.  The adoption of this guidance during the year ended December 31, 2009 did not have an impact on the Company’s consolidated financial statements.  See Note 10 – Fair Value of Financial Instruments for the Company’s disclosures about the fair value of financial instruments.

In March 2008, the FASB issued guidance related to disclosures about derivative instruments and hedging activities, which amends previous guidance (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133”). The new guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under previous hedging guidance. It is effective for financial statements issued for fiscal years and interim periods which began November 15, 2008, with early application encouraged.  The Company adopted the provisions of this guidance effective January 1, 2009.  See Note 8 – Long-Term Debt and Note 2 – Summary of Significant Accounting Policies, for the Company’s disclosures about its derivative instruments and hedging activities

In February 2008, the FASB issued guidance delaying the effective date of fair value measurement guidance to fiscal years beginning after November 15, 2008 and interim periods with those fiscal years for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009 for calendar year end entities (formerly FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”).  The adoption of this guidance related to nonfinancial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued guidance that allows the Company to elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings (formerly SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”).  This election is irrevocable.  This guidance was effective for the Company commencing in 2008.  The Company adopted this guidance on January 1, 2008 and elected not to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings.

3 - CASH FLOW INFORMATION

As of December 31, 2009, the Company had ten interest rate swaps, and these swaps are described and discussed in Note 8 – Long-Term Debt.  The fair value of eight of the swaps is in a liability position of $44,139 and the fair value of two of the swaps is in an asset position of $2,108 as of December 31, 2009.  At December 31, 2008, there were a total of nine interest rate swaps which were in a liability position of $65,937, of which $2,491 was a current liability.

For the year ended December 31, 2009, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $630 for the purchase of vessels and $87 for the purchase of other fixed assets.  Additionally, for the year ended December 31, 2009, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $483 associated with deferred registration costs for Baltic Trading.  For the year ended December 31, 2008, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $473 for the purchase of vessels and $337 associated with deposits on vessels.  Additionally, for the year ended December 31, 2008, the Company had items in prepaid expenses and other current assets consisting of $3,524 which had reduced the deposits on vessels.   For the year ended December 31, 2007, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $682 for the purchase of vessels, $1,227 associated with deposits on vessels, $1,670 for the purchase of investments, and $16 for the purchase of fixed assets.

For the year ended December 31, 2009, the Company made a non-cash reclassification of $90,555 from deposits on vessels to vessels due to the completion of the purchases of the Genco Commodus, Genco Maximus and Genco Claudius.  For the year ended December 31, 2008, the Company made a non-cash reclassification of $60,128 from deposits on vessels to vessels due to the completion of the purchases of the Genco Champion, Genco Constantine and Genco Hadrian.

During the years ended December 31, 2009, 2008 and 2007, cash paid for interest, net of amounts capitalized, was $58,188, $47,885, and $18,779 respectively.

On July 24, 2009, the Company made grants of nonvested common stock under the Genco Shipping and Trading Limited 2005 Equity Incentive Plan in the amount of 15,000 shares to directors of the Company.  The fair value of such nonvested stock was $374 on the grant date and was recorded in equity.  On December 27, 2009, the Company granted nonvested stock to certain employees.  The fair value of such nonvested stock was $2,648 on the grant date and was recorded in equity.

On January 10, 2008 and December 24, 2008 the Board of Directors approved grants of 100,000 and 75,000 shares, respectively, of nonvested common stock to Peter Georgiopoulos, Chairman of the Board.  The fair value of such nonvested stock was $4,191 and $905, respectively, on the grant date and was recorded in equity.  Additionally, on February 13, 2008 and July 24, 2008 the Company made grants of nonvested common stock under the Plan in the amount of 12,500 and 15,000 shares, respectively, to directors of the Company.  The fair value of such nonvested stock was $689 and $938, respectively, on the grant dates and was recorded in equity.  Lastly, on December 24, 2008 the Company granted nonvested stock to certain employees.  The fair value of such nonvested stock was $1,448 on the grant date and was recorded in equity.

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

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

On July 22, 2009, September 18, 2009 and December 30, 2009, the Company completed the acquisition of the Genco Commodus, Genco Maximus and Genco Claudius, respectively.  In July 2007, the Company entered into an agreement to acquire nine Capesize vessels from companies within the Metrostar Management Corporation group for a net purchase price of $1,111,000, consisting of the value of the vessels and the liability for the below market time charter contracts acquired.  As of December 31, 2009, all nine Capesize vessels, the Genco Claudius, Genco Maximus, Genco Commodus, Genco Hadrian, Genco Constantine, Genco Augustus, Genco Tiberius, Genco London, and Genco Titus have been delivered to Genco.

On June 16, 2008 the Company agreed to acquire six drybulk newbuildings from Lambert Navigation Ltd., Northville Navigation Ltd., Providence Navigation Ltd., and Primebulk Navigation Ltd., for an aggregate purchase price of $530,000.  On November 3, 2008, the Company agreed to cancel the acquisition of these six drybulk newbuildings.  As part of the agreement, the selling group retained the deposits totaling $53,000 plus the interest earned on such deposits for the six vessels, comprised of three Capesize and three Handysize vessels.  This transaction resulted in a charge in the fourth quarter of 2008 to the Company’s income statement of $53,765 related to the forfeiture of these deposits.  This amount included $53,213, which was recorded in Deposits on vessels and included net capitalized interest, approximately $546 of interest income receivable which was recorded as part of Prepaid expenses and other current assets, and $6 of other expenses.  Additionally, on May 9, 2008, the Company agreed to acquire three 2007 built vessels, consisting of two Panamax vessels and one Supramax vessel, from Bocimar International N.V. and Delphis N.V for an aggregate purchase price of approximately $257,000 which have all been acquired during 2008.  Upon completion the remaining three Capesize vessels from companies within the Metrostar Management Corporation group during 2009, Genco's fleet currently consists of 35 drybulk vessels, consisting of nine Capesize, eight Panamax, four Supramax, six Handymax and eight Handysize vessels, with an aggregate carrying capacity of approximately 2,903,000 dwt and an average age of 7.0 years.

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

On January 2, 2008, the Company completed the acquisition of the Genco Champion, the last vessel acquired from affiliates of Evalend Shipping Co. S.A.  On August 10 and August 13, 2007, the Company had agreed to acquire six drybulk vessels (three Supramax and three Handysize) from affiliates of Evalend Shipping Co. S.A. for a net purchase price of $336,000, consisting of the value of the vessels and the liability for the below market time charter contract acquired.  The Company completed the acquisition of all six of the vessels, the Genco Champion, Genco Predator, Genco Warrior, Genco Hunter, Genco Charger, and Genco Challenger, during 2008.

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

As four of the Capesize vessels and two of the Supramax vessels delivered during 2007 and 2008 had existing below market time charters at the time of the acquisition, the Company recorded the fair market value of time charter acquired of $52,584 which is being amortized as an increase to revenues during the remaining term of each respective time charter.  For the years ended December 31, 2009, 2008 and 2007; $18,975, $22,447 and $6,382, respectively, was amortized into revenue.  The remaining unamortized fair market value of time charter acquired at December 31, 2009 and December 31, 2008 is $4,611 and $23,586, respectively.  This balance will be amortized into revenue over a weighted average period of 1.16 years and will be amortized as follows: $3,635 for 2010 and $976 for 2011.  The 2008 amortization amount includes the accelerated amortization of the unamortized fair market value of the time charter acquired related to the Genco Cavalier as a result of the charterer of the vessel going bankrupt.

On February 21, 2007, the Genco Glory was sold to Cloud Maritime S.A. for $13,004 net of a brokerage commission of 1% was paid to WeberCompass (Hellas) S.A.  Based on the selling price and the net book value of the vessel, the Company recorded a gain of $3,575 during the first quarter of 2007.

Capitalized interest expense associated with the vessels acquired for the years ended December 31, 2009, 2008 and 2007 was $1,473, $5,778 and $4,340, respectively.

5 –INVESTMENTS

The Company holds an investment in the capital stock of Jinhui.  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as AFS and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of OCI.  At December 31, 2009 and December 31, 2008, the Company held 16,335,100 shares of Jinhui capital stock which is recorded at its fair value of $72,181 and $16,772, respectively, based on the closing price on December 30, 2009 (the last trading date on the Oslo exchange in 2009) and December 31, 2008 of 25.60 NOK and 7.14 NOK, respectively.

During the fourth quarter of 2008, the Company reviewed the investment in Jinhui for indicators of other-than-temporary impairment in accordance with ASC 320-10.  Based on this review, the Company deemed the investment in Jinhui to be other-than-temporarily impaired as of December 31, 2008 due to the severity of the decline in its market value versus its cost basis.  As a result, during the fourth quarter of 2008, the Company recorded a $103,892 impairment charge.  As a result of the other-than-temporary impairment, the new cost basis of this investment is 7.14 NOK per share, the value of the investment at December 31, 2008.  The Company reviews the investment in Jinhui for impairment on a quarterly basis.  There were no impairment charges recognized during the years ended December 31, 2009 and December 31, 2007.

The unrealized currency translation gain for the Jinhui capital stock remains a component of OCI since this investment is designated as an AFS security.  For the years ended December 31, 2008 and 2007, the hedged portion of the currency translation (loss)/gain has been reclassified to the income statement as a component of other (expense) income.

Refer to Note 9 – Accumulated Other Comprehensive Income (Deficit) for a breakdown of the components of accumulated OCI.

Effective on August 16, 2007, the Company elected to utilize hedge accounting for forward contracts hedging the currency risk associated with the Norwegian Kroner cost basis in the Jinhui stock.  The hedge accounting is limited to the lower of the cost basis or the market value at time of the designation.  The unrealized appreciation in the stock and the currency translation gain above the cost basis was recorded as a component of OCI.  Realized gains and losses on the sale of these securities will be reflected in the Consolidated Statement of Operations in other (expense) income once sold.  Time value of the forward contracts are excluded from effectiveness testing and recognized in income.  For the years ended December 31, 2008 and 2007, an immaterial amount was recognized in other expense income associated with excluded time value and ineffectiveness.  For the year ended December 31, 2009, no hedges were utilized.

At December 31, 2009 and 2008, the Company did not have a short-term forward currency contract to hedge the Company’s exposure to the Norwegian Kroner related to the cost basis of Jinhui stock as described above.  The Company elected to discontinue the forward currency contract and hedge due to the decline of the underlying market value of Jinhui in October 2008.  The gain (loss) associated with these short-term forward currency contracts held during the year is included as a component of other (expense) income and is offset by a reclassification from OCI for the hedged portion of the currency gain (loss) on investment.

The following table sets forth the net loss, realized and unrealized, related to the forward currency contracts and to the hedged translation on the cost basis of the Jinhui stock.  These are included as a component of other expense.

	Year ended December 31,
	2009	2008	2007
Net loss, realized and unrealized	$—	$(189)	$(1,185)

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

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Years Ended December 31,
	2009	2008	2007

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	31,295,212	30,290,016	26,165,600

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	31,295,212	30,290,016	26,165,600

Dilutive effect of restricted stock awards	149,851	162,834	131,921

Weighted average common shares outstanding, diluted	31,445,063	30,452,850	26,297,521

7 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

The Company makes an employee performing internal audit services available to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.  For the years ended December 31, 2009, 2008 and 2007, the Company invoiced $162, $175 and $167, respectively, to GMC for the time associated with such internal audit services.  During 2009, the amount invoiced of $162 included $4 of office expenses.  Additionally, during the years ended December 31, 2009, 2008 and 2007, the Company incurred travel and other related expenditures totaling $139, $337 and $248, respectively, reimbursable to GMC or its service provider.  For the year ended December 31, 2009, 2008 and 2007 approximately $0, $9 and $0 of these travel expenditures were paid from the gross proceeds received from the May 2008 equity offering and as such were included in the determination of net proceeds.  At December 31, 2009 and 2008, the amount due the Company from GMC is $41 and $62, respectively.

During the years ended December 31, 2009, 2008 and 2007, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $80, $99, and $219, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At December 31, 2009 and 2008, $3 and $1, respectively, was outstanding to Constantine Georgiopoulos.

During 2009, the Company entered into an agreement with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for six vessels in the Company’s fleet.  Peter C. Georgiopoulos, Chairman of the Board, is a director of Aegean.  During the year ended December 31, 2009, Aegean supplied lubricating oils to the Company’s vessels aggregating $230.  At December 31, 2009, $226 remains outstanding.  There were no purchases of lubricating oils made from Aegean during 2008.

During March 2007, the Company utilized the services of North Star Maritime, Inc. (“NSM”) which is owned and operated by one of the Company’s directors, Rear Admiral Robert C. North, USCG (ret.).  NSM, a marine industry consulting firm, specializes in international and domestic maritime safety, security and environmental protection issues.  NSM was paid $12 for services rendered.  There are no amounts due to NSM at December 31, 2009 and 2008.

8 - LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2009	2008

Outstanding total debt................................................................	$1,327,000	$1,173,300
Less: Current portion...................................................................	(50,000)	—
Long-term debt.............................................................................	$1,277,000	$1,173,300

2008 Term Facility

           On September 4, 2008, the Company executed a Credit Agreement and other definitive documentation for its $320 million credit facility (the “2008 Term Facility”).   The 2008 Term Facility was underwritten by Nordea Bank Finland Plc, New York Branch, who served as Administrative Agent, Bookrunner, and Collateral Agent; Bayerische Hypo- und Vereinsbank AG, who served as Bookrunner; DnB NOR Bank ASA; Sumitomo Mitsui Banking Corporation, acting through its Brussels Branch; and Deutsche Schiffsbank Akteingesellschaft.  DnB NOR Bank ASA underwrote the Company’s existing 2007 Credit Facility and served under that facility as Administrative Agent and Collateral Agent.

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

2007 Credit Facility

On July 20, 2007, the Company entered into a credit facility with DnB Nor Bank ASA (the “2007 Credit Facility”) for the purpose of acquiring nine Capesize vessels and refinancing the Company’s existing 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent.  The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the 2005 Credit Facility and the Short-Term Line, and these two facilities have accordingly been terminated.  As of December 31, 2009 and 2008, $1,327,000 and $1,173,000 was outstanding under the 2007 Credit Facility.  The maximum amount that may be borrowed under the 2007 Credit Facility at December 31, 2009 is $1,327,000.  As of December 31, 2009, the Company has utilized its maximum borrowing capacity under the 2007 Credit Facility.

On January 26, 2009, the Company entered into an amendment to the 2007 Credit Facility (the “2009 Amendment”) which implemented the following modifications to the terms of the 2007 Credit Facility:

•
Compliance with the existing collateral maintenance financial covenant was waived effective for the year ended December 31, 2008 and until the Company can represent that it is in compliance with all of its financial covenants and is otherwise able to pay a dividend and purchase or redeem shares of common stock under the terms of the Credit Facility in effect before the 2009 Amendment.  With the exception of the collateral maintenance financial covenant, the Company believes that it is in compliance with its financial covenants under the 2007 Credit Facility.  The Company’s cash dividends and share repurchases were suspended until the Company can represent that it is in a position to again satisfy the collateral maintenance covenant.

•
The total amount of the 2007 Credit Facility is subject to quarterly reductions of $12,500 beginning March 31, 2009 through March 31, 2012 and quarterly reductions of $48,195 beginning July 20, 2012 and thereafter until the maturity date.  A final payment of $250,600 will be due on the maturity date.

•	The Applicable Margin to be added to the London Interbank Offered Rate to calculate the rate at which the Company’s borrowings bear interest is 2.00% per annum (the “Applicable Margin”).

•	The commitment commission payable to each lender is 0.70% per annum of the daily average unutilized commitment of such lender.

Amounts borrowed and repaid under the 2007 Credit Facility may be reborrowed if available under the 2007 Credit Facility.  The 2007 Credit Facility has a maturity date of July 20, 2017.

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

•
possible acquisitions of additional drybulk carriers between 25,000 and 180,000 dwt that are up to ten years of age at the time of delivery and not more than 18 years of age at the time of maturity of the new credit facility;

•	up to $50,000 of working capital; and

•	the issuance of up to $50,000 of standby letters of credit. At December 31, 2009, there were no letters of credit issued under the 2007 Credit Facility.

All amounts owing under the 2007 Credit Facility are secured by the following:

•	cross-collateralized first priority mortgages of each of the Company’s existing vessels and any new vessels financed with the 2007 Credit Facility;

•	an assignment of any and all earnings of the mortgaged vessels;

•	an assignment of all insurances on the mortgaged vessels;

•	a first priority perfected security interest in all of the shares of Jinhui owned by the Company;

•
an assignment of the shipbuilding contracts and an assignment of the shipbuilder’s refund guarantees meeting the Administrative Agent’s criteria for any additional newbuildings financed under the 2007 Credit Facility; and

•	a first priority pledge of the Company’s ownership interests in each subsidiary guarantor.

The Company has completed a pledge of its ownership interests in the subsidiary guarantors that own the nine Capesize vessels acquired.  The other collateral described above was pledged, as required, within thirty days of the effective date of the 2007 Credit Facility.

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

The 2007 Credit Facility includes the following financial covenants which apply to the Company and its subsidiaries on a consolidated basis and are measured at the end of each fiscal quarter beginning with June 30, 2007:

•	The leverage covenant requires the maximum average net debt to EBITDA ratio to be at least 5.5:1.0.

•	Cash and cash equivalents must not be less than $500 per mortgaged vessel.

•	The ratio of EBITDA to interest expense, on a rolling last four-quarter basis, must be no less than 2.0:1.0.

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

As of December 31, 2009, the Company believes it is in compliance with all of the financial covenants under its 2007 Credit Facility, as amended.

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

The following table sets forth the repayment of the outstanding debt of $1,327,000 at December 31, 2009 under the 2007 Credit Facility, as amended:

Period Ending December 31,	Total
2010..............................................................................................................	$50,000
2011..............................................................................................................	50,000
2012..............................................................................................................	108,890
2013..............................................................................................................	192,780
2014..............................................................................................................	192,780
Thereafter....................................................................................................	732,550

Total long-term debt	$1,327,000

Interest rates

   The following table sets forth the effective interest rate associated with the interest expense for the 2005 Credit Facility, the Short-term Line, the 2008 Term Facility and the 2007 Credit Facility, as amended, including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, and the cost associated with unused commitment.  Additionally, it includes the range of interest rates on the debt, excluding the impact of swaps and unused commitment fees:

	Year ended December 31,
	2009	2008	2007
Effective Interest Rate	5.12%	5.24%	6.25%
Range of Interest Rates (excluding impact of swaps and unused commitment fees)	1.23% to 5.56%	1.35% to 6.10%	5.54% to 6.66%

Short-Term Line-Refinanced by the 2007 Credit Facility

On May 3, 2007, the Company entered into a short-term line of credit facility under which DnB NOR Bank ASA, Grand Cayman Branch and Nordea Bank Norge ASA, Grand Cayman Branch served as lenders (the “Short-Term Line”).  The Short-Term Line was used to fund a portion of acquisitions the Company made in the shares of capital stock of Jinhui.  Under the terms of the Short-Term Line, the Company was allowed to borrow up to $155,000 for such acquisitions, and the Company had borrowed a total of $77,000 under the Short-Term Line prior to its refinancing.  The term of the Short-Term Line was for 364 days, and the interest on amounts drawn was payable at the rate of LIBOR plus a margin of 0.85% per annum for the first six month period and LIBOR plus a margin of 1.00% for the remaining term.  The Company was obligated to pay certain commitment and administrative fees in connection with the Short-Term Line.  The Company, as required, pledged all of the Jinhui shares it has purchased as collateral against the Short-Term Line.  The Short-Term Line incorporated by reference certain covenants from the Company’s 2005 Credit Facility.

The Short-Term Line was refinanced in July 2007 with the 2007 Credit Facility.

2005 Credit Facility-Refinanced by the 2007 Credit Facility

               The Company entered into the 2005 Credit Facility as of July 29, 2005.  The 2005 Credit Facility was with a syndicate of commercial lenders including Nordea Bank Finland plc, New York Branch, DnB NOR Bank ASA, New York Branch and Citibank, N.A.  The 2005 Credit Facility was used to refinance the Company’s indebtedness under the Company’s original credit facility entered into on December 3, 2004 (the “Original Credit Facility”).  The obligations under the 2005 Credit Facility were secured by a first-priority mortgage on each of the vessels in the Company’s fleet as well as any future vessel acquisitions pledged as collateral and funded by the 2005 Credit Facility.  The 2005 Credit Facility was also secured by a first-priority security interest in the Company’s earnings and insurance proceeds related to the collateral vessels.

All of the Company’s vessel-owning subsidiaries were full and unconditional joint and several guarantors of the Company’s 2005 Credit Facility.  Each of these subsidiaries was wholly owned by Genco Shipping & Trading Limited.  Genco Shipping & Trading Limited had no independent assets or operations.

Interest on the amounts drawn was payable at the rate of 0.95% per annum over LIBOR until the fifth anniversary of the closing of the 2005 Credit Facility and 1.00% per annum over LIBOR thereafter.  The Company was also obligated to pay a commitment fee equal to 0.375% per annum on any undrawn amounts available under the facility.

The 2005 Credit Facility has been refinanced with the 2007 Credit Facility.

Letter of credit

In conjunction with the Company entering into a long-term office space lease (See Note 16 - Lease Payments), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit.  As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank.  The letter of credit amount as of December 31, 2009 and 2008 was in the amount of $333 and $416, respectively, at a fee of 1% per annum.  The letter of credit was reduced to $333 on August 3, 2009 and is cancelable on each renewal date provided the landlord is given 150 days minimum notice.

Interest rate swap agreements

The Company has entered into eleven interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates, ten of which are outstanding at December 31, 2009.  The total notional principal amount of the swaps at December 31, 2009 is $756,233 and the swaps have specified rates and durations.

The following table summarizes the interest rate swaps designated as cash flow hedges that are in place as of December 31, 2009 and 2008:

Interest Rate Swap Detail				December 31, 2009	December 31, 2008
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
9/7/07	4.56%	10/1/07	12/31/09	—	75,000
7/31/07	5.115%	11/30/07	11/30/11	100,000	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000	100,000
1/22/08	2.89%	2/1/08	2/1/11	50,000	50,000
1/9/09	2.05%	1/22/09	1/22/14	100,000	—
2/11/09	2.45%	2/23/09	2/23/14	50,000	—

				$756,233	$681,233

The differential to be paid or received for these swap agreements are recognized as an adjustment to interest expense as incurred.  The Company is currently utilizing cash flow hedge accounting for these swaps whereby the effective portion of the change in value of the swaps is reflected as a component of OCI.  The ineffective portion is recognized as other expense, which is a component of other (expense) income.  For any period of time that the Company did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation was recognized as other expense and was listed as a component of other (expense) income.

The interest (expense) income pertaining to the interest rate swaps for the years ended December 31, 2009, 2008 and 2007 was ($28,585), ($9,470) and $1,039, respectively.

The swap agreements, with effective dates prior to December 31, 2009 synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of the swap plus the Applicable Margin, as defined in the “2007 Credit Facility” section above.

The following table summarizes the derivative asset and liability balances at December 31, 2009:

	Asset Derivatives		Liability Derivatives
As of December 31	2009		2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Fair value of derivative instruments (Current Assets)	$–	Fair value of derivative instruments (Current Liabilities)	$–
Interest rate contracts	Fair value of derivative instruments (Noncurrent Assets)	2,108	Fair value of derivative instruments (Noncurrent Liabilities)	44,139

Total derivatives designated as hedging instruments		$2,108		$44,139

Total Derivatives		$2,108		$44,139

The following tables present the impact of derivative instruments and their location within the Consolidated Statement of Operations:

The Effect of Derivative Instruments on the Consolidated Statement of Operations
For the Year Ended December 31, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2009		2009		2009
Interest rate contracts	$(4,390)	Interest Expense	$(28,585)	Other Expense	$(288)

The liability associated with the swaps at December 31, 2008 was $65,937, which was presented as the fair value of derivatives on the balance sheet.  There were no swaps in an asset position at December 31, 2008.  As of December 31, 2008, the Company had an accumulated other comprehensive deficit of ($66,014) related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in other (expense) income of $98 and ($98) for the years ended December 31, 2008 and 2007, respectively.

At December 31, 2009, ($27,269) of OCI is expected to be reclassified into interest expense over the next 12 months associated with interest rate swaps.

The Company is required to provide collateral in the form of vessel assets to support the interest rate swap agreements.  Each of the Company’s thirty-five vessels serves as collateral in the aggregate amount of $100,000.

9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (DEFICIT)

The components of accumulated other comprehensive income (deficit)  included in the accompanying consolidated balance sheets consist of net unrealized gain (loss) from investments, net gain (loss) on derivative instruments designated and qualifying as cash-flow hedging instruments, and cumulative translation adjustments on the investment in Jinhui stock as December 31, 2009 and 2008.

	Accumulated OCI	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Investments	Currency Translation Gain (Loss) on Investments
OCI – January 1, 2008	$19,017	$(21,068)	$38,540	$1,545
Unrealized loss on investments	(38,540)		(38,540)
Translation loss on investments	(11,705)			(11,705)
Translation gain reclassified to other expense	10,160			10,160
Unrealized loss on cash flow hedges	(37,629)	(37,629)
Interest income reclassified to other expense	(7,317)	(7,317)
OCI – December 31, 2008	$(66,014)	$(66,014)	$—	$—
Unrealized gain on investments	43,364		43,364
Translation gain on investments	12,044			12,044
Unrealized gain on cash flow hedges	24,195	24,195
OCI – December 31, 2009	$13,589	$(41,819)	$43,364	$12,044

10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2009	December 31, 2008
Cash and cash equivalents	$188,267	$124,956
Restricted cash	17,500	—
Investments	72,181	16,772
Floating rate debt	1,327,000	1,173,300
Derivative instruments – asset position	2,108	—
Derivative instruments – liability position	44,139	65,937

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

Fair Value Measurement & Disclosures guidance (ASC 820-10), which was adopted during 2007, applies to all assets and liabilities that are being measured and reported on a fair value basis. This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The guidance requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the valuation of the Company’s investments and financial instruments by the above pricing levels as of the valuation dates listed:

	December 31, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents	$75,057	$75,057	—
Investments	72,181	72,181	—
Derivative instruments – asset position	2,108	—	2,108
Derivative instruments – liability position	44,139	—	44,139

	December 31, 2008
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents	$—	$—	—
Investments	16,772	16,772	—
Derivative instruments – asset position	—	—	—
Derivative instruments – liability position	65,937	—	65,937

The Company had an investment of $75,057 and $0 in the JPMorgan US Dollar Liquidity Fund Institutional at December 31, 2009 and December 31, 2008, respectively.  The JPMorgan US Dollar Liquidity Fund Institutional is a money market fund which invests its assets in high quality transferable short term USD-denominated fixed and floating rate debt securities and has a portfolio with a weighted average investment maturity not to exceed sixty days.  The value of this fund is publicly available and is considered a Level 1 item.  The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company’s interest rate derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR.  The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first four years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  Refer to Note 8 – Long-Term Debt for further information regarding the Company’s interest rate swap agreements.  ASC 820-10 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty.  Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position have also been factored into the fair value measurement of the derivative instruments in an asset or liability position and did not have a material impact on the fair value of these derivative instruments.  As of December 31, 2009, both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

11 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2009	December 31, 2008
Lubricant inventory and other stores	$3,971	$3,772
Prepaid items	3,086	2,581
Insurance Receivable	1,408	2,345
Interest receivable on deposits for vessels to be acquired	–	3,547
Other	1,719	1,250
Total	$10,184	$13,495

12 – OTHER ASSETS, NET

Other assets consist of the following:

(i) Deferred financing costs, which include fees, commissions and legal expenses associated with securing loan facilities.  These costs are amortized over the life of the related debt, and are included in interest expense.  The Company has unamortized deferred financing costs of $7,494 and $4,974 at December 31, 2009 and 2008, respectively, associated with the 2007 Credit Facility.  Accumulated amortization of deferred financing costs as of December 31, 2009 and December 31, 2008 was $2,585 and $1,548, respectively.  During the fourth quarter of 2008, the cancellation of the 2008 Term Facility resulted in a write-off of the unamortized deferred financing costs of $2,191 to interest expense.  Additionally, during the fourth quarter of 2008, the refinancing of the 2007 Credit Facility due to the 2009 Amendment resulted in a write-off of a portion of the unamortized deferred financing costs of $1,921 to interest expense.  During July 2007, the Company refinanced its previous facilities (the Short-Term Line and the 2005 Credit Facility) resulting in the write-off of the unamortized deferred financing costs of $3,568 to interest expense.  The Company has incurred deferred financing costs of $10,079 in total for the existing 2007 Credit Facility.  Amortization expense for deferred financing costs, including the write-off any unamortized costs upon refinancing credit facilities, for the years ended December 31, 2009, 2008 and 2007 were $1,037, $4,915 and $4,128, respectively.

(ii) Deferred registration costs, which includes costs associated with preparing Baltic Trading for a public offering.  These costs will be offset against proceeds received from the proposed initial public offering.  However if Baltic Trading’s public offering is aborted or significantly delayed, these costs will be charged to the income statement as a component of general and administrative expense instead of being offset against the proceeds of  the offering.   The Company has deferred registration costs of $834 and $0 at December 31, 2009 and 2008, respectively.

13 - FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2009	December 31, 2008
Fixed assets:
Vessel equipment	$2,118	$958
Leasehold improvements	1,146	1,146
Furniture and fixtures	347	347
Computer equipment	401	401
Total cost	4,012	2,852
Less: accumulated depreciation and amortization	1,554	1,140
Total	$2,458	$1,712

14 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2009	December 31, 2008
Accounts payable	$3,171	$4,371
Accrued general and administrative expenses	8,409	5,937
Accrued vessel operating expenses	7,029	7,037

Total	$18,609	$17,345

15 - REVENUE FROM TIME CHARTERS

Total revenue earned on time charters, including revenue earned in vessel pools, for the years ended December 31, 2009, 2008 and 2007 was $379,531, $405,370, and $185,387 respectively.  Included in revenue for the year ended December 31, 2009 is $442 received from loss of hire insurance associated with unscheduled offhire associated with the Genco Hunter.   Included in revenues for the year ended December 31, 2008 is $176 and $1,248 received from loss of hire insurance associated with unscheduled offhire associated with the Genco Trader and Genco Hunter, respectively.  Included in revenues for the year ended December 31, 2007 is $400 received from loss of hire insurance associated with the Genco Trader’s unscheduled off-hire due to repairs and maintenance in the first half of 2007.  Additionally, included in revenues for the years ended December 31, 2009, 2008 and 2007 was $2,600, $22,829 and $2,878 of profit sharing revenue.   At December 31, 2009, future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts through January 29, 2010, will be $273,263 during 2010, $97,219 during 2011 and $35,563 during 2012, assuming 20 days of off-hire due to any scheduled drydocking and no additional off-hire time is incurred.  Additionally, future minimum revenue excludes revenue earned for the six vessels currently in pool arrangements, namely the Genco Predator, Genco Explorer, Genco Pioneer, Genco Progress, Genco Reliance and Genco Sugar, as pool rates cannot be estimated.

16 - LEASE PAYMENTS

In September 2005, the Company entered into a 15-year lease for office space in New York, New York.  The monthly rental is as follows:  Free rent from September 1, 2005 to July 31, 2006, $40 per month from August 1, 2006 to August 31, 2010, $43 per month from September 1, 2010 to August 31, 2015, and $46 per month from September 1, 2015 to August 31, 2020.  The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is

$39.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company has a deferred rent credit at December 31, 2009 and 2008 of $687 and $706, respectively.  The Company has the option to extend the lease for a period of five years from September 1, 2020 to August 31, 2025.  The rent for the renewal period will be based on the prevailing market rate for the six months prior to the commencement date of the extension term.  Rent expense for the years ended December 31, 2009, 2008 and 2007 was $467, $467 and $468, respectively.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $496 for 2010, $518 for 2011 through 2014 and a total of $3,097 for the remaining term of the lease.

17 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan which is available to full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis.  The matching contribution vests immediately.  For the years ended December 31, 2009, 2008 and 2007, the Company’s matching contributions to this plan were $177, $166 and $127, respectively.

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

Grants of nonvested common stock to executives and employees vest ratably on each of the four anniversaries of the determined vesting date.  Grants of nonvested common stock to directors vest the earlier of the first anniversary of the grant date or the date of the next annual shareholders’ meeting, which are typically held during May.  Grants of nonvested common stock to the Company’s Chairman, Peter C. Georgiopoulos, that are not granted as part of grants made to all directors vest ratably on each of the ten anniversaries of the vesting date.

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

The table below summarizes the Company’s nonvested stock awards for the three years ended December 31, 2009:

	Year Ended December 31,
	2009		2008		2007
	Number of Shares	Weighted Average Grant Date Price	Number of Shares	Weighted Average Grant Date Price	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1	449,066	$27.96	231,881	$34.32	196,509	$20.97
Granted	133,250	22.68	322,500	25.34	109,200	49.72
Vested	(145,316)	29.42	(105,316)	33.93	(66,766)	21.74
Forfeited	—	—	—	—	(7,062)	20.03

Outstanding at December 31	437,000	$25.86	449,066	$27.96	231,881	$34.22

The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $3,467, $3,614 and $3,682, respectively.

For the years ended December 31, 2009, 2008 and 2007, the Company recognized nonvested stock amortization expense, which is included in general and administrative expenses, as follows:

	Year Ended December 31,
	2009	2008	2007
General and administrative expenses	$4,220	$5,953	$2,078

         The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2009, unrecognized compensation cost related to nonvested stock will be recognized over a weighted average period of 4.71 years.

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

20 – STOCK REPURCHASE PROGRAM

On February 13, 2008, the Company’s board of directors approved a share repurchase program for up to a total of $50,000 of the Company's common stock.  Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act.  The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company's discretion and without notice.  Repurchases will be subject to restrictions under the 2007 Credit Facility.  The 2007 Credit Facility was amended as of February 13, 2008 to permit the share repurchase program and provide that the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.  Subsequently, on January 26, 2009, the Company entered into the 2009 Amendment which amended the 2007 Credit Facility to require the Company to suspend all share repurchases until the Company can represent that it is in a position to again satisfy the collateral maintenance covenant.  Refer to Note 8 – Long-Term Debt.

Since the inception of the share repurchase program through December 31, 2009, the Company repurchased and retired 278,300 shares of its common stock for $11,500.  An additional 3,130 shares of common stock were repurchased from employees for $41 during 2008 pursuant to the Company’s Equity Incentive Plan rather than the share repurchase program.  No share repurchases were made during the year ended December 31, 2009.

21 – UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.

	2009 Quarter Ended				2008 Quarter Ended
	Mar 31	Jun 30	Sept 30	Dec. 31	Mar 31	Jun 30	Sept 30	Dec. 31
	(In thousands, except per share amounts)
Revenues	$96,650	$93,701	$92,949	$96,231	$91,669	$104,572	$107,557	$101,572

Operating income	55,148	53,252	50,224	51,868	85,286	70,817	70,615	7,659

Net income	41,241	37,617	34,271	35,495	73,987	60,899	62,999	(111,305)

Earnings per share - Basic	$1.32	$1.20	$1.10	$1.13	$2.57	$2.05	$2.00	$(3.56)
Earnings per share - Diluted	$1.32	$1.20	$1.09	$1.13	$2.56	$2.03	$1.99	$(3.56)
Dividends declared and paid per share	$–	$–	$–	$–	$0.85	$1.00	$1.00	$1.00

Weighted average common shares outstanding - Basic	31,260	31,268	31,296	31,355	28,734	29,750	31,423	31,230
Weighted average common shares outstanding - Diluted	31,351	31,435	31,473	31,519	28,914	29,958	31,610	31,230

22 - SUBSEQUENT EVENTS

On February 19, 2010, Baltic Trading entered into agreements with subsidiaries of an unaffiliated third-party seller to purchase four 2009 built Supramax drybulk vessels for an aggregate price of approximately $140.0 million.  On February 22, 2010, Baltic Trading also entered into agreements with subsidiaries of another unaffiiated third-party seller to purchase two Capesize drybulk vessels for an aggregate price of approximately $144.2 million. These Capesize vessels are in the process of being built. The purchases are subject to the completion of the planned initial public offering of Baltic Trading as well as customary additional documentation and closing conditions. Following the execution of these agreements, Baltic Trading paid cumulative deposits totaling $35.5 million to the aforementioned unaffiliated parties using funds advanced by the Company. Both Baltic Trading and the unaffiiated third-party sellers have the option to cancel the purchase agreements described above if the planned initial public offering of Baltic Trading is not completed by March 16, 2010, in which event the deposits will be returned to Baltic Trading. Baltic Trading intends to finance these vessels using proceeds from the planned offering as well as from the sale of shares of Class B Stock to Genco Investments LLC.

On February 25, 2010, Baltic Trading entered into a commitment letter from Nordea Bank Finland plc, acting through its New York branch (‘‘Nordea’’), for a $100 million senior secured revolving credit facility. Under the terms of the commitment letter, the credit facility would have a maturity date of four years after the date on which definitive documentation for the facility is executed, and borrowings under the facility would bear interest at LIBOR plus an applicable margin of 3.25% per annum. Upon closing of the credit facility, any upfront fees paid will be deferred and amortized over the term of the credit facility.

Entry into the credit facility is subject to completion of the Company’s planned initial public offering, a concurrent capital contribution to the Company from the Parent, and customary conditions and documentation. Availability of the credit facility is subject to the Company’s acquisition of at least five drybulk carriers and other conditions and documentation relating to the collateral securing the facility.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2009.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.  The attestation report is included on page F-2 of this report.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls or over financial reporting that occurred during our most recent fiscal quarter (the fourth fiscal quarter of 2009) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Genco Shipping & Trading Limited
New York, New York

We have audited the internal control over financial reporting of Genco Shipping & Trading Limited and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 1, 2010

ITEM 9B.                      OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is set forth in our Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009 (the “2010 Proxy Statement”) under the headings “Election of Directors” and “Management” and is incorporated by reference herein.  Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in the 2010 Proxy Statement under the heading “Corporate Governance” and is incorporated by reference herein.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.gencoshipping.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers and information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions is set forth in the 2010 Proxy Statement under the headings “Management” and “Compensation Committee’s Report on Executive Compensation” and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of our common stock by certain persons is set forth in the 2010 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference herein.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPEENDENCE

Information regarding certain of our transactions is set forth in the 2010 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated by reference herein.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is set forth in the 2010 Proxy Statement under the heading “Ratification of Appointment of Independent Auditors” and is incorporated by reference herein.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	The financial statement schedules included in the financial statements.

3.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited (1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005 (2)

3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006 (3)

3.4	Certificate of Designations of Series A Preferred Stock (4)

3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of April 9, 2007 (4)

4.1	Form of Share Certificate of the Company (5)

4.2	Shareholder Rights Agreement, dated as of April 11, 2007, between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent (4)

10.1	Registration Rights Agreement (5)

10.2	2005 Equity Incentive Plan, as amended and restated effective December 31, 2005 (6)

10.3	Time Charter Party Between Lauritzen Bulkers A/S and Genco Explorer Limited (1)

10.4	Time Charter Party Between Lauritzen Bulkers A/S and Genco Pioneer Limited (1)

10.5	Time Charter Party Between Lauritzen Bulkers A/S and Genco Progress Limited (1)

10.6	Time Charter Party Between Lauritzen Bulkers A/S and Genco Reliance Limited (1)

10.7	Time Charter Party Between Lauritzen Bulkers A/S and Genco Sugar Limited (1)

10.8	Restricted Stock Grant Agreement dated October 31, 2005 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (7)

10.9	Restricted Stock Grant Agreement dated October 31, 2005 between Genco Shipping & Trading Limited and John C. Wobensmith (7)

10.10	Restricted Stock Grant Agreement dated December 21, 2005 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (7)

10.11	Restricted Stock Grant Agreement dated December 21, 2005 between Genco Shipping & Trading Limited and John C. Wobensmith (7)

10.12	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (8)

10.13	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and John C. Wobensmith (8)

10.14	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (9)

10.15	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith (9)

10.16	Restricted Stock Grant Agreement dated January 10, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos (9)

10.17	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (10)

10.18	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and John C. Wobensmith (10)

10.19	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos (10)

10.20	Restricted Stock Grant Agreement dated December 27, 2009 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (*)

10.21	Restricted Stock Grant Agreement dated December 27, 2009 between Genco Shipping & Trading Limited and John C. Wobensmith (*)

10.22	Form of Director Restricted Stock Grant Agreement dated as of February 13, 2008 (9)

10.23	Form of Director Restricted Stock Grant Agreement dated as of July 24, 2008 (11)

10.24	Form of Director Restricted Stock Grant Agreement dated as of July 24, 2009 (12)

10.25	Master Agreement by and between Genco Shipping & Trading Limited and Metrostar Management Corporation (13)

10.26	Form of Memorandum of Agreement dated as of August 8, 2007 by and between Subsidiaries of Genco Shipping & Trading Limited and affiliates of Evalend Shipping Co. S.A. (14)

10.27	Memorandum of Agreement dated as of May 7, 2008 by and among Genco Cavalier LLC, Bocimar International N.V., and Delphis N.V. (11)

10.28	Form of Memorandum of Agreement dated as of May 7, 2008 by and between subsidiaries of Genco Shipping & Trading Limited and Bocimar International N.V. (11)

10.29
Form of Memorandum of Agreement dated as of June 13, 2008 for acquisition of vessels from Lambert Navigation Ltd., Northville Navigation Ltd., Providence Navigation Ltd., and Prime Bulk Navigation Ltd. (11)

10.30
Credit Agreement, dated as of July 20, 2007, among Genco Shipping & Trading Limited, Various Lenders, DnB NOR Bank ASA, New York Branch, as Administrative Agent and Collateral Agent, and DnB NOR Bank ASA, New York Branch, as Mandated Lead Arranger and Bookrunner (15)

10.31
Pledge and Security Agreement, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as pledgors, to DnB NOR Bank, ASA, New York Branch, as Collateral Agent, for the benefit of the Secured Creditors and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank (15)

10.32
Guaranty, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as guarantors, for the benefit of the Secured Creditors (15)

10.33
Amendment and Supplement No. 1 to Senior Secured Credit Agreement, dated as of September 21, 2007, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.  (16)

10.34
Amendment and Supplement No. 2 to Senior Secured Credit Agreement, dated as of February 13, 2008, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent (9)

10.35
Amendment and Supplement No. 3 to Senior Secured Credit Agreement, dated as of June 18, 2008, by and among Genco Shipping & Trading Limited, the lenders signatory thereto, and DnB NOR BANK ASA, New York Branch, as Administrative Agent, Collateral Agent, Mandated Lead Arranger and Bookrunner.  (11)

10.36
Amendment and Supplement No. 4 to Senior Secured Credit Agreement, dated as of January 26, 2009, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.  (10)

10.37	Letter Agreement, dated September 21, 2007, between Genco Shipping & Trading Limited and John C. Wobensmith. (16)

14.1	Code of Ethics (9)

21.1	Subsidiaries of Genco Shipping & Trading Limited (*)

23.1	Consent of Independent Registered Public Accounting Firm (*)

31.1	Certification of President pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended (*)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350 (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (*)

(*)	Filed herewith.

(1)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.
(2)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.
(3)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.
(4)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2007.
(5)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 18, 2005.
(6)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on November 4, 2005.
(7)	Incorporated by reference to Genco Shipping & Trading Limited's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2006.
(8)	Incorporated by reference to Genco Shipping & Trading Limited's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 9, 2007.

(9)	Incorporated by reference to Genco Shipping & Trading Limited's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2008.
(10)	Incorporated by reference to Genco Shipping & Trading Limited's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2009.
(11)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2008.
(12)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 10-Q, filed with the Securities and Exchange Commission on November 11, 2009.
(13)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2007.
(14)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.
(15)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.
(16)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2010.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ Robert Gerald Buchanan
Name: Robert Gerald Buchanan
Title: President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on March 1, 2010.

SIGNATURE	TITLE

/s/ Robert Gerald Buchanan	PRESIDENT
Robert Gerald Buchanan	(PRINCIPAL EXECUTIVE OFFICER)

/s/ John C. Wobensmith	CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER
John C. Wobensmith	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/ Peter C. Georgiopoulos	CHAIRMAN OF THE BOARD AND DIRECTOR
Peter C. Georgiopoulos

/s/ Stephen A. Kaplan	DIRECTOR
Stephen A. Kaplan

/s/ Nathaniel C. A. Kramer	DIRECTOR
Nathaniel C. A. Kramer

/s/ Harry A. Perrin	DIRECTOR
Harry A. Perrin

/s/ Mark F. Polzin	DIRECTOR
Mark F. Polzin

/s/ Robert C. North	DIRECTOR
Rear Admiral Robert C. North, USCG (ret.)

/s/ Basil G. Mavroleon	DIRECTOR
Basil G. Mavroleon

EXHIBIT INDEX

Exhibit                        Document

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited (1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005 (2)

3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006 (3)

3.4	Certificate of Designations of Series A Preferred Stock (4)

3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of April 9, 2007 (4)

4.1	Form of Share Certificate of the Company (5)

4.2	Shareholder Rights Agreement, dated as of April 11, 2007, between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent (4)

10.1	Registration Rights Agreement (5)

10.2	2005 Equity Incentive Plan, as amended and restated effective December 31, 2005 (6)

10.3	Time Charter Party Between Lauritzen Bulkers A/S and Genco Explorer Limited (1)

10.4	Time Charter Party Between Lauritzen Bulkers A/S and Genco Pioneer Limited (1)

10.5	Time Charter Party Between Lauritzen Bulkers A/S and Genco Progress Limited (1)

10.6	Time Charter Party Between Lauritzen Bulkers A/S and Genco Reliance Limited (1)

10.7	Time Charter Party Between Lauritzen Bulkers A/S and Genco Sugar Limited (1)

10.8	Restricted Stock Grant Agreement dated October 31, 2005 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (7)

10.9	Restricted Stock Grant Agreement dated October 31, 2005 between Genco Shipping & Trading Limited and John C. Wobensmith (7)

10.10	Restricted Stock Grant Agreement dated December 21, 2005 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (7)

10.11	Restricted Stock Grant Agreement dated December 21, 2005 between Genco Shipping & Trading Limited and John C. Wobensmith (7)

10.12	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (8)

10.13	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and John C. Wobensmith (8)

10.14	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (9)

10.15	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith (9)

10.16	Restricted Stock Grant Agreement dated January 10, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos (9)

10.17	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (10)

10.18	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and John C. Wobensmith (10)

10.19	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos (10)

10.20	Restricted Stock Grant Agreement dated December 27, 2009 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (*)

10.21	Restricted Stock Grant Agreement dated December 27, 2009 between Genco Shipping & Trading Limited and John C. Wobensmith (*)

10.22	Form of Director Restricted Stock Grant Agreement dated as of February 13, 2008 (9)

10.23	Form of Director Restricted Stock Grant Agreement dated as of July 24, 2008 (11)

10.24	Form of Director Restricted Stock Grant Agreement dated as of July 24, 2009 (12)

10.25	Master Agreement by and between Genco Shipping & Trading Limited and Metrostar Management Corporation (13)

10.26	Form of Memorandum of Agreement dated as of August 8, 2007 by and between Subsidiaries of Genco Shipping & Trading Limited and affiliates of Evalend Shipping Co. S.A. (14)

10.27	Memorandum of Agreement dated as of May 7, 2008 by and among Genco Cavalier LLC, Bocimar International N.V., and Delphis N.V. (11)

10.28	Form of Memorandum of Agreement dated as of May 7, 2008 by and between subsidiaries of Genco Shipping & Trading Limited and Bocimar International N.V. (11)

10.29
Form of Memorandum of Agreement dated as of June 13, 2008 for acquisition of vessels from Lambert Navigation Ltd., Northville Navigation Ltd., Providence Navigation Ltd., and Prime Bulk Navigation Ltd. (11)

10.30
Credit Agreement, dated as of July 20, 2007, among Genco Shipping & Trading Limited, Various Lenders, DnB NOR Bank ASA, New York Branch, as Administrative Agent and Collateral Agent, and DnB NOR Bank ASA, New York Branch, as Mandated Lead Arranger and Bookrunner (15)

10.31
Pledge and Security Agreement, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as pledgors, to DnB NOR Bank, ASA, New York Branch, as Collateral Agent, for the benefit of the Secured Creditors and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank (15)

10.32
Guaranty, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as guarantors, for the benefit of the Secured Creditors (15)

10.33
Amendment and Supplement No. 1 to Senior Secured Credit Agreement, dated as of September 21, 2007, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.  (16)

10.34
Amendment and Supplement No. 2 to Senior Secured Credit Agreement, dated as of February 13, 2008, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent (9)

10.35
Amendment and Supplement No. 3 to Senior Secured Credit Agreement, dated as of June 18, 2008, by and among Genco Shipping & Trading Limited, the lenders signatory thereto, and DnB NOR BANK ASA, New York Branch, as Administrative Agent, Collateral Agent, Mandated Lead Arranger and Bookrunner.  (11)

10.36
Amendment and Supplement No. 4 to Senior Secured Credit Agreement, dated as of January 26, 2009, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.  (10)

10.37	Letter Agreement, dated September 21, 2007, between Genco Shipping & Trading Limited and John C. Wobensmith. (16)

14.1	Code of Ethics (9)

21.1	Subsidiaries of Genco Shipping & Trading Limited (*)

23.1	Consent of Independent Registered Public Accounting Firm (*)

31.1	Certification of President pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended (*)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350 (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (*)

(*)	Filed herewith.

(1)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.
(2)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.
(3)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.

(4)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2007.
(5)	Incorporated by reference to Genco Shipping & Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 18, 2005.
(6)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on November 4, 2005.
(7)	Incorporated by reference to Genco Shipping & Trading Limited's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2006.
(8)	Incorporated by reference to Genco Shipping & Trading Limited's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 9, 2007.
(9)	Incorporated by reference to Genco Shipping & Trading Limited's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2008.
(10)	Incorporated by reference to Genco Shipping & Trading Limited's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2009.
(11)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2008.
(12)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 10-Q, filed with the Securities and Exchange Commission on November 11, 2009.
(13)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2007.
(14)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.
(15)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.
(16)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2007.