Form 10-Q
period 2010-03-31
GENCO SHIPPING & TRADING LTD
filed 2010-05-10
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2010:

Common stock, $0.01 per share — 31,917,798 shares.

Genco Shipping & Trading Limited

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$405,483	$188,267
Restricted cash	17,500	17,500
Due from charterers, net of a reserve of $287 and $171, respectively	2,430	2,117
Prepaid expenses and other current assets	11,642	10,184
Total current assets	437,055	218,068

Noncurrent assets:
Vessels, net of accumulated depreciation of $248,218 and $224,706, respectively	2,000,180	2,023,506
Deposits on vessels	35,674	—
Deferred drydock, net of accumulated depreciation of $4,891 and $4,384, respectively	10,556	10,153
Other assets, net of accumulated amortization of $2,849 and $2,585, respectively	7,601	8,328
Fixed assets, net of accumulated depreciation and amortization of $1,672 and $1,554, respectively	2,418	2,458
Fair value of derivative instruments	372	2,108
Investments	76,423	72,181
Total noncurrent assets	2,133,224	2,118,734

Total assets	$2,570,279	$2,336,802

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$20,142	$18,609
Current portion of long term debt	50,000	50,000
Fair value of derivative instruments	1,020	—
Deferred revenue	9,217	10,404
Total current liabilities	80,379	79,013

Noncurrent liabilities:
Deferred revenue	2,221	2,427
Deferred rent credit	682	687
Fair market value of time charters acquired	3,278	4,611
Fair value of derivative instruments	45,062	44,139
Long-term debt	1,264,500	1,277,000
Total noncurrent liabilities	1,315,743	1,328,864

Total liabilities	1,396,122	1,407,877

Commitments and contingencies	—	—

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 31,917,798 and 31,842,798 shares at March 31, 2010 and December 31, 2009, respectively	319	318
Paid-in capital	720,667	722,198
Accumulated other comprehensive income	14,131	13,589
Retained earnings	226,270	192,820
Total Genco Shipping & Trading Limited shareholders’ equity	961,387	928,925
Noncontrolling interest	212,770	—
Total equity	1,174,157	928,925

Total liabilities and equity	$2,570,279	$2,336,802

See accompanying notes to unaudited condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009

(U.S. Dollars in Thousands, Except for Earnings per share and share data)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Revenues	$94,681	$96,650

Operating expenses:
Voyage expenses	737	1,579
Vessel operating expenses	14,887	14,202
General, administrative and management fees	5,797	4,772
Depreciation and amortization	24,834	20,949

Total operating expenses	46,255	41,502

Operating income	48,426	55,148

Other (expense) income:
Other income	29	18
Interest income	76	23
Interest expense	(15,430)	(13,948)

Other expense	(15,325)	(13,907)

Net income	33,101	41,241
Less: Net loss attributable to noncontrolling interest	(349)	—
Net income attributable to Genco Shipping & Trading Limited	$33,450	$41,241

Earnings per share-basic	$1.07	$1.32
Earnings per share-diluted	$1.06	$1.32
Weighted average common shares outstanding-basic	31,405,798	31,260,482
Weighted average common shares outstanding-diluted	31,543,465	31,351,390
Dividends declared per share	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

Genco Shipping & Trading Limited
Condensed Consolidated Statement of Equity

For the Three Months Ended March 31, 2010 and March 31, 2009

(U.S. Dollars in Thousands)

(Unaudited)

	Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2010	$318	$722,198	$192,820	$13,589	$928,925	$—	$928,925

Net income (loss)			33,450		33,450	(349)	33,101

Change in unrealized gain on investments				5,168	5,168		5,168

Change in currency translation gain on investments				(925)	(925)		(925)

Unrealized loss on cash flow hedges, net				(3,701)	(3,701)		(3,701)

Issuance of 75,000 shares of nonvested stock	1	(1)			—		—

Nonvested stock amortization		1,111			1,111	144	1,255

Issuance of common stock of Baltic Trading Limited		(1,071)			(1,071)	211,405	210,334

Dilutive effect of issuance of Baltic Trading Limited stock-based compensation		(1,570)			(1,570)	1,570	—

Balance — March 31, 2010	$319	$720,667	$226,270	$14,131	$961,387	$212,770	$1,174,157

	Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Deficit	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2009	$317	$717,979	$44,196	$(66,014)	$696,478	$—	$696,478

Net income			41,241		41,241		41,241

Change in unrealized gain on investments				5,544	5,544		5,544

Change in currency translation gain on investments				719	719		719

Unrealized gain on cash flow hedges, net				4,281	4,281		4,281

Nonvested stock amortization		1,232			1,232		1,232

Balance — March 31, 2009	$317	$719,211	$85,437	$(55,470)	$749,495	$—	$749,495

See accompanying notes to unaudited condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2010 and 2009
(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Net income	$33,101	$41,241
Change in unrealized gain on investments	5,168	5,544
Change in currency translation gain on investments	(925)	719
Unrealized (loss) gain on cash flow hedges, net	(3,701)	4,281
Comprehensive income	33,643	51,785
Less: Comprehensive loss attributable to noncontrolling interests	(349)	—
Comprehensive income attributable to Genco Shipping & Trading Limited	$33,992	$51,785

See accompanying notes to unaudited condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$33,101	$41,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,834	20,949
Amortization of deferred financing costs	264	230
Amortization of fair market value of time charterers acquired	(1,333)	(4,708)
Unrealized (gain) loss on derivative instruments	(21)	4
Amortization of nonvested stock compensation expense	1,255	1,232
Change in assets and liabilities:
(Increase) decrease in due from charterers	(313)	1,150
Increase in prepaid expenses and other current assets	(1,458)	(3,236)
Increase in accounts payable and accrued expenses	1,636	885
Decrease in deferred revenue	(1,393)	(1,419)
Decrease in deferred rent credit	(5)	(5)
Deferred drydock costs incurred	(1,574)	(837)

Net cash provided by operating activities	54,993	55,486

Cash flows from investing activities:
Purchase of vessels	(745)	(473)
Deposits on vessels	(35,578)	(695)
Purchase of other fixed assets	(96)	(45)

Net cash used in investing activities	(36,419)	(1,213)

Cash flows from financing activities:
Repayments on the 2007 Credit Facility	(12,500)	—
Proceeds from issuance of common stock by subsidiary	214,508	—
Payments of subsidiary common stock issuance costs	(3,053)	—
Payment of deferred financing costs	(313)	(3,444)

Net cash provided by (used in) financing activities	198,642	(3,444)

Net increase in cash and cash equivalents	217,216	50,829

Cash and cash equivalents at beginning of period	188,267	124,956

Cash and cash equivalents at end of period	$405,483	$175,785

See accompanying notes to unaudited condensed consolidated financial statements.

Genco Shipping & Trading Limited

 (U.S. Dollars in Thousands Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements for the Three Months Ended March 31, 2010 and 2009 (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”), its wholly owned subsidiaries, and its subsidiary, Baltic Trading Limited (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T was incorporated on September 27, 2004 under the laws of the Marshall Islands and as of March 31, 2010, is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; and the ship-owning subsidiaries as set forth below.

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of March 31, 2010:

Wholly Owned Subsidiaries	Vessels Acquired	Dwt	Date Delivered	Year Built

Genco Reliance Limited	Genco Reliance	29,952	12/6/04	1999
Genco Vigour Limited	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05	1997
Genco Muse Limited	Genco Muse	48,913	10/14/05	2001
Genco Acheron Limited	Genco Acheron	72,495	11/7/06	1999
Genco Surprise Limited	Genco Surprise	72,495	11/17/06	1998
Genco Augustus Limited	Genco Augustus	180,151	8/17/07	2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07	2007
Genco London Limited	Genco London	177,833	9/28/07	2007
Genco Titus Limited	Genco Titus	177,729	11/15/07	2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07	2003
Genco Charger Limited	Genco Charger	28,398	12/14/07	2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07	2005
Genco Predator Limited	Genco Predator	55,407	12/20/07	2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07	2007
Genco Champion Limited	Genco Champion	28,445	1/2/08	2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08	2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08	2007
Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08	2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08	2007
Genco Hadrian Limited	Genco Hadrian	169,694	12/29/08	2008
Genco Commodus Limited	Genco Commodus	169,025	7/22/09	2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09	2009
Genco Claudius Limited	Genco Claudius	169,025	12/30/09	2010 (1)

(1) On December 30, 2009, the Company took delivery of the Genco Claudius.  However, the vessel has been designated by Lloyd’s Register of Shipping as having been built in 2010.

Baltic Trading Limited (“Baltic Trading”), formerly a wholly-owned indirect subsidiary of GS&T at December 31, 2009, completed its initial public offering, or IPO, on March 15, 2010.  As of March 31, 2010, GS&T indirectly owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 25.35% ownership interest in Baltic Trading at March 31, 2010 and 83.59% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Additionally, pursuant to the subscription agreement between Genco Investments LLC and Baltic Trading, for so long as Genco Investments LLC directly or indirectly holds at least 10% of the aggregate number of outstanding shares of  Baltic Trading’s common stock and Class B stock, Genco Investments LLC will be entitled to receive an additional number of shares of  Baltic Trading’s Class B stock equal to 2% of the number of common shares issued in the future, other than shares issued under Baltic Trading’s 2010 Equity Incentive Plan.

Below is the list of Baltic Trading’s wholly owned ship-owning subsidiaries as of March 31, 2010:

Baltic Trading’s Wholly Owned Subsidiaries	Vessel	Dwt	Delivery Date (1)	Year Built

Baltic Leopard Limited	Baltic Leopard	53,000	April 2010	2009
Baltic Panther Limited	Baltic Panther	53,000	April 2010	2009
Baltic Cougar Limited	Baltic Cougar	53,000	May 2010	2009
Baltic Jaguar Limited	Baltic Jaguar	53,000	May 2010	2009
Baltic Bear Limited	Baltic Bear	177,000	May 2010	2010 (2)
Baltic Wolf Limited	Baltic Wolf	177,000	October 2010	2010 (2)

(1) Dates for vessels being delivered in the future are estimates based on guidance received from the sellers and the respective shipyards.  Baltic Trading took delivery of the Baltic Leopard on April 8, 2010 and the Baltic Panther on April 29, 2010.

(2) Built dates for vessels delivering in the future are estimates based on guidance received from the sellers and respective shipyards.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which include the accounts of Genco Shipping & Trading Limited, its wholly owned subsidiaries and Baltic Trading, a subsidiary in which the Company owns a majority of the voting interests and exercises control.  All intercompany accounts and transactions have been eliminated in consolidation.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”).

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned.  Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues.  As of March 31, 2010 and December 31, 2009, the Company had an accrual of $992 and $959, respectively, related to these estimated customer claims.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers and cash and cash equivalents. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  During both the three months ended March 31, 2010 and 2009, the Company earned 100% of its revenues from nineteen customers.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at March 31, 2010 and December 31, 2009.

For the three months ended March 31, 2010, there were two customers that individually accounted for more than 10% of revenues, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 28.83% and 11.02% of revenues, respectively.  For the three months ended March 31, 2009, there were two customers that individually accounted for more than 10% of revenues, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 29.50% and 15.36% of revenues, respectively.

The Company maintains all of its cash and cash equivalents with two financial institutions.  None of the Company’s cash and cash equivalent balances are covered by insurance in the event of default by these financial institutions.

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

The differential to be paid or received for the effectively hedged portion of any swap agreement is recognized as an adjustment to interest expense as incurred.  Additionally, the changes in value for the portion of the swaps that are effectively hedging future interest payments are reflected as a component of accumulated other comprehensive income (“AOCI”).

For the interest rate swaps that are not designated as an effective hedge, the change in the value and the rate differential to be paid or received is recognized as other (expense) income and is listed as a component of other (expense) income.

Noncontrolling interests

Net loss attributable to noncontrolling interests during the three months ended March 31, 2010 reflects noncontrolling interests’ share of the loss of Baltic Trading, a subsidiary of the Company, which owns and employs drybulk vessels in the spot market or on spot market-related time charters.  The spot market represents immediate chartering of a vessel, usually for single voyages.  At March 31, 2010, noncontrolling interests held a 74.65% economic interest in Baltic Trading while only holding 16.41% of voting power.

3 - CASH FLOW INFORMATION

As of March 31, 2010, the Company had ten interest rate swaps, and these swaps are described and discussed in Note 9 — Interest Rate Swap Agreements. The fair value of nine of the swaps is in a liability position of $46,082, $1,020 of which is a current liability, and one of the swaps is in an asset position of $372 as of March 31, 2010.  At December 31, 2009, eight swaps were in a liability position of $44,139 and two swaps were in an asset position of $2,108.

For the three months ended March 31, 2010, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $105 for the purchase of vessels, $96 associated with deposits on vessels and $68 for the purchase of other fixed assets.  Additionally, for the three months ended March 31, 2010, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $64 associated with deferred financing fees and $763 associated with common stock issuance costs related to the initial public offering of Baltic Trading.  For the three months ended March 31, 2009, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $359 for the purchase of vessels, $279 associated with deposits on vessels and $157 for the purchase of other fixed assets.  For the three months ended March 31, 2009, the Company also had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items in accounts payable and accrued expenses consisting of $107 associated with deferred financing fees.  Additionally, for the three months ended March 31, 2009, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in prepaid expenses and other current assets consisting of $176 which reduced the deposits on vessels.

During the three months ended March 31, 2010 and 2009, cash paid for interest, net of amounts capitalized, was $13,213 and $12,639, respectively.

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

Below market time charters acquired were amortized as a net increase to revenue in the amount of $1,333 and $4,708 for the three months ended March 31, 2010 and 2009, respectively.

Capitalized interest expense associated with newbuilding contracts for the three months ended March 31, 2010 and 2009 was $0 and $458, respectively.

On February 19, 2010, Baltic Trading entered into agreements with subsidiaries of an unaffiliated third-party seller to purchase four 2009 built Supramax drybulk vessels for an aggregate price of $140,000.  On February 22, 2010, Baltic Trading also entered into agreements with subsidiaries of another unaffiliated third-party seller to purchase two Capesize drybulk vessels for an aggregate price of $144,200.  These Capesize vessels are in the process of being built.  The purchases are subject to customary documentation and closing conditions.  Following the execution of these agreements, Baltic Trading paid cumulative deposits totaling $35,540 to the aforementioned unaffiliated parties.  Baltic Trading intends to finance these vessels using proceeds from its initial public offering and $75,000 in capital contributed from GS&T.  Refer to Note 1 — General Information for a listing of the vessels for which Baltic Trading has entered into agreements to purchase.

5 —INVESTMENTS

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as Available For Sale (“AFS”) and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of AOCI.  At March 31, 2010 and December 31, 2009, the Company held 16,335,100 shares of Jinhui capital stock which is recorded at its fair value of $76,423 and $72,181, respectively, based on the closing price on March 31, 2010 and December 30, 2009 (the last trading date on the Oslo exchange in 2009) of 27.80 NOK and 25.60 NOK, respectively.

The Company reviews the investment in Jinhui for other than temporary impairment on a quarterly basis.  There were no impairment charges recognized for the three months ended March 31, 2010 and March 31, 2009.

The unrealized currency translation gain on the Jinhui capital stock remains a component of AOCI since this investment is designated as an AFS security.

Refer to Note 10 — Accumulated Other Comprehensive Income for a breakdown of the components of AOCI.

6 - EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the vesting of nonvested stock awards (see Note 19 — Nonvested Stock Awards), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 512,000 nonvested shares outstanding at March 31, 2010 (see Note 19 — Nonvested Stock Awards), 374,333 shares are anti-dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2010	2009

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	31,405,798	31,260,482

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	31,405,798	31,260,482

Dilutive effect of restricted stock awards	137,667	90,908

Weighted average common shares outstanding, diluted	31,543,465	31,351,390

7 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these condensed consolidated financial statements:

The Company makes available an employee performing internal audit services to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.   For the three months ended March 31, 2010 and 2009, the Company invoiced $35 and $35, respectively, to GMC, which includes time associated with such internal audit services.  Additionally, during the three months ended March 31, 2010 and 2009, the Company incurred travel and other related expenditures totaling $135 and $65, respectively, reimbursable to GMC or its service provider.   At March 31, 2010 and December 31, 2009, the amount due to the Company from GMC was $6 and $41, respectively.

During the three months ended March 31, 2010 and 2009, the Company incurred legal services aggregating $44 and $5, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At March 31, 2010 and December 31, 2009, $47 and $3, respectively, were outstanding to Constantine Georgiopoulos.

During 2009, the Company entered into an agreement with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the Company’s fleet.  Peter C. Georgiopoulos, Chairman of the Board, is Chairman of the Board of Aegean.  During the three months ended March 31, 2010 and 2009, Aegean supplied lubricating oils to the Company’s vessels aggregating $208 and $0, respectively.  At March 31, 2010 and December 31, 2009, $135 and $226 remained outstanding, respectively.

8 - LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2010	December 31, 2009

Outstanding total debt	$1,314,500	$1,327,000
Less: Current portion	(50,000)	(50,000)

Long-term debt	$1,264,500	$1,277,000

2007 Credit Facility

On July 20, 2007, the Company entered into a credit facility with DnB Nor Bank ASA (the “2007 Credit Facility”) for the purpose of acquiring nine new Capesize vessels and refinancing the Company’s prior credit facility which it had entered into as of July 29, 2005 (the “2005 Credit Facility”) and short-term line of credit facility entered into as of May 3, 2007 (the “Short-Term Line”).  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent. The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the Company’s previous credit facilities, which have been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility at March 31, 2010 is $1,314,500.  As of March 31, 2010, the Company has utilized its maximum borrowing capacity under the 2007 Credit Facility.

The collateral maintenance financial covenant is currently waived and the Company’s cash dividends and share repurchases have been suspended until this covenant can be satisfied.  The Company’s borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 2.00% per annum.  A commitment fee of 0.70% per annum is payable on the unused daily portion of the 2007 Credit Facility.

The significant covenants in the 2007 Credit Facility have been disclosed in the 2009 10-K.  As of March 31, 2010, the Company believes it is in compliance with all of the financial covenants under its 2007 Credit Facility, as amended, with the exception of the collateral maintenance financial covenant, which has been waived as discussed above.

The Company has recorded $17,500 of restricted cash, or $500 per vessel, as a current asset at March 31, 2010.  Since the Company has utilized its maximum borrowing capacity under the 2007 Credit Facility at March 31, 2010, the Company was required to hold this balance at March 31, 2010 to comply with the minimum cash balance covenant under its 2007 Credit Facility, as amended.

At March 31, 2010, there were no letters of credit issued under the 2007 Credit Facility.

The following table sets forth the repayment of the outstanding debt of $1,314,500 at March 31, 2010 under the 2007 Credit Facility, as amended:

Period Ending December 31,	Total

2010 (April 1, 2010 – December 31, 2010)	$37,500
2011	50,000
2012	108,890
2013	192,780
2014	192,780
Thereafter	732,550
Total long-term debt	$1,314,500

2010 Baltic Trading Credit Facility

On April 16, 2010, Baltic Trading entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (the “2010 Baltic Trading Credit Facility”).  The 2010 Baltic Trading Credit Facility matures on April 16, 2014, and borrowings under the facility bear interest at LIBOR plus an applicable margin of 3.25% per annum.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Baltic Trading Credit Facility which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the commitment letter, Baltic Trading paid an upfront fee of $313.  Additionally, upon executing the 2010 Baltic Trading Credit Facility, Baltic Trading paid the remaining upfront fee of $938, for total fees of $1,250.

Baltic Trading intends to use the 2010 Baltic Trading Credit Facility primarily for bridge financing for future vessel acquisitions.  In addition, under this facility, borrowings of up to $25,000 of the 2010 Baltic Trading Credit Facility are available for working capital purposes.  Borrowings, except those for working capital purposes, are to be repaid with proceeds from Baltic Trading’s follow-on equity offerings or otherwise within twelve months from drawdown.  Borrowings not repaid within such twelve months will be converted into term loans and repaid in equal monthly installments over the subsequent twelve-month period.  All amounts outstanding must be repaid in full on the 2010 Baltic Trading Credit Facility’s maturity date.

Borrowings under the 2010 Baltic Trading Credit Facility will be secured by liens on Baltic Trading’s initial vessels, once delivered (and any acceptable replacement vessels), and other related assets.   Borrowings under the facility are subject to the delivery of security documents with respect to Baltic Trading’s initial vessels.  Alternatively, Baltic Trading may provide cash collateral equal to $225,000 minus the aggregate purchase price of Baltic Trading’s first five vessels expected to be delivered if Baltic Trading wishes to draw down on the 2010 Baltic Trading Credit Facility while awaiting delivery of the Capesize vessel expected to be delivered in October 2010.  This cash collateral would be released or forwarded to the seller of the vessel once such vessel is delivered and concurrently made subject to a lien under the 2010 Baltic Trading Credit Facility.  Baltic Trading’s subsidiaries owning the initial vessels will act as guarantors under the 2010 Baltic Trading Credit Facility.

All amounts owing under the 2010 Baltic Trading Credit Facility are also secured by the following:

•                  cross-collateralized first priority mortgages of each of Baltic Trading’s initial vessels;

•                  an assignment of any and all earnings of Baltic Trading’s vessels; and

•                  an assignment of all insurance on the mortgaged vessels.

The 2010 Baltic Trading Credit Facility requires Baltic Trading to comply with a number of covenants, including financial covenants related to liquidity, consolidated net worth, and collateral maintenance; delivery of quarterly and annual financial statements and annual projections; maintaining adequate insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of Baltic Trading’s initial vessels; restrictions on consolidations, mergers or sales of assets; restrictions on changes in the Manager of Baltic Trading’s initial vessels (or acceptable replacement vessels); limitations on changes to the Management Agreement between Baltic Trading and GS&T; limitations on liens; limitations on additional indebtedness; restrictions on paying dividends; restrictions on transactions with affiliates; and other customary covenants.

The 2010 Baltic Trading Credit Facility includes the following financial covenants which apply to Baltic Trading and its subsidiaries on a consolidated basis and are measured at the end of each fiscal quarter beginning with March 31, 2010, except for the minimum cash covenant, which is to be tested starting June 30, 2010:

•                  Cash and cash equivalents plus the undrawn amount available for working capital under the facility must not be less than $750 per vessel.

•                  Consolidated net worth must be greater than (i) 75% of the net proceeds of the IPO of Baltic Trading’s stock, plus (ii) the $75,000 equity contribution from GS&T plus (iii) 50% of the value of any subsequent primary equity offerings of Baltic Trading.

•                  The aggregate fair market value of the mortgaged vessels must at all times be at least 160% of the aggregate outstanding principal amount under the 2010 Baltic Trading Credit Facility.  However, if any borrowings, other than working capital borrowings, are not repaid with 12 months of the drawdown thereof, then the aggregate fair market value of the mortgaged vessels must at all times be at least 200% of the aggregate outstanding principal amount under the 2010 Baltic Trading Credit Facility.

Under the 2010 Baltic Trading Credit Facility, Baltic Trading is not permitted to make loans to GS&T or Genco Investments LLC if an event of default existed at the time of the loan or could be reasonably expected to result therefrom.  In addition, Baltic Trading would not be permitted under the facility to declare or pay dividends to its shareholders (including Genco Investments LLC) if an event of default existed at the time of payment or would be caused thereby.  As of March 31, 2010, to remain in compliance with a net worth covenant in the facility, Baltic Trading would need to maintain a net worth of $232,752 after the payment of any dividends.

The Company believes it is in compliance with all of the financial covenants under the 2010 Baltic Trading Credit Facility as of March 31, 2010.

Interest rates

The following tables sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities, including the rate differential between the pay fixed receive variable rate on the interest rate swap agreements that were in effect (refer to Note 9 — Interest Rate Swap Agreements), combined, and the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the impact of swaps and unused commitment fees:

	Three months ended March 31,
	2010	2009
Effective Interest Rate	4.61%	5.06%
Range of Interest Rates (excluding impact of swaps and unused commitment fees)	2.25% to 2.31%	1.23% to 5.56%

9 — INTEREST RATE SWAP AGREEMENTS

The Company has entered into eleven interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates related to our 2007 Credit Facility, ten of which were outstanding at March 31, 2010. The total notional principal amount of the swaps at March 31, 2010 was $756,233 and the swaps have specified rates and durations.

The following table summarizes the interest rate swaps designated as cash flow hedges that were in place as of March 31, 2010 and December 31, 2009:

Interest Rate Swap Detail				March 31, 2010	December 31, 2009
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
7/31/07	5.115%	11/30/07	11/30/11	100,000	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000	100,000
1/22/08	2.89%	2/1/08	2/1/11	50,000	50,000
1/9/09	2.05%	1/22/09	1/22/14	100,000	100,000
2/11/09	2.45%	2/23/09	2/23/14	50,000	50,000

				$756,233	$756,233

The following table summarizes the derivative asset and liability balances at March 31, 2010 and December 31, 2009:

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	March 31, 2010	December 31, 2009	Sheet Location	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments
Interest rate contracts	Fair value of derivative instruments (Current Assets)	$—	$—	Fair value of derivative instruments (Current Liabilities)	$1,020	$—
Interest rate contracts	Fair value of derivative instruments (Noncurrent Assets)	372	2,108	Fair value of derivative instruments (Noncurrent Liabilities)	45,062	44,139

Total derivatives designated as hedging instruments		$372	$2,108		$46,082	$44,139

Total Derivatives		$372	$2,108		$46,082	$44,139

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Operations:

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three Month Period Ended March 31, 2010

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2010	Portion)	2010	Portion)	2010
Interest rate contracts	$(11,311)	Interest Expense	$(7,610)	Other Income (Expense)	$21

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three Month Period Ended March 31, 2009

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2009	Portion)	2009	Portion)	2009
Interest rate contracts	$(1,332)	Interest Expense	$(5,613)	Other Income (Expense)	$(4)

At March 31, 2010, ($28,009) of other comprehensive income is expected to be reclassified into interest expense over the next 12 months associated with interest rate derivatives.

The Company is required to provide collateral in the form of vessel assets to support the interest rate swap agreements, excluding vessel assets of Baltic Trading.  Each of the Company’s thirty-five vessels, excluding Baltic Trading’s vessels, serves as collateral in the aggregate amount of $100,000.

10 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of AOCI included in the accompanying condensed consolidated balance sheets consist of net unrealized gain (loss) on cash flow hedges, net unrealized gain (loss) from investments, and cumulative translation adjustments on the investment in Jinhui stock as of March 31, 2010 and December 31, 2009.

	AOCI	Net Unrealized Loss on Cash Flow Hedges	Unrealized Gain on Investments	Currency Translation Gain (Loss) on Investments
AOCI – January 1, 2010	$13,589	$(41,819)	$43,364	$12,044
Unrealized gain on investments	5,168		5,168
Translation loss on investments	(925)			(925)
Unrealized loss on cash flow hedges	(3,701)	(3,701)
AOCI – March 31, 2010	$14,131	$(45,520)	$48,532	$11,119

11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments, which are equal to such instrument’s carrying values at March 31, 2010 and December 31, 2009, are as follows:

	March 31, 2010	December 31, 2009
Cash and cash equivalents	$405,483	$188,267
Restricted cash	17,500	17,500
Investments	76,423	72,181
Floating rate debt	1,314,500	1,327,000
Derivative instruments – asset position	372	2,108
Derivative instruments – liability position	46,082	44,139

The fair value of the investments is based on quoted market rates.  The fair value of the 2007 Credit Facility is estimated based on current rates offered to the Company for similar debt of the same remaining maturities.  Additionally, the Company considers its creditworthiness in determining the fair value of the revolving credit facility.  The carrying value approximates the fair market value for the floating rate loans.  The fair value of the interest rate swaps is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of both the swap counterparty and the Company.

The Accounting Standards Codification subtopic 820-10, “Fair Value Measurements & Disclosures” (“ASC 820-10”) (formerly SFAS No. 157, “Fair Value Measurements”) applies to all assets and liabilities that are being measured and reported on a fair value basis.  This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

	March 31, 2010
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents	$—	$—	$—
Investments	76,423	76,423	—
Derivative instruments – asset position	372	—	372
Derivative instruments – liability position	46,082	—	46,082

	December 31, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents	$75,057	$75,057	$—
Investments	72,181	72,181	—
Derivative instruments – asset position	2,108	—	2,108
Derivative instruments – liability position	44,139	—	44,139

The Company had an investment of $0 and $75,057 in the JPMorgan US Dollar Liquidity Fund Institutional at March 31, 2010 and December 31, 2009, respectively.  The JPMorgan US Dollar Liquidity Fund Institutional is a money market fund which invests its assets in high quality transferable short term US Dollar denominated fixed and floating rate debt securities and has a portfolio with a weighted average investment maturity not to exceed sixty days.  The value of this fund is publicly available and is considered a Level 1 item.  The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company’s interest rate derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR.  The Company has elected to use the income approach to value the derivatives, using observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  Refer to Note 9 — Interest Rate Swap Agreements for further information regarding the Company’s interest rate swap agreements.  ASC 820-10 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments in an asset or liability position and did not have a material impact on the fair value of these derivative instruments.  As of March 31, 2010, both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

12 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2010	December 31, 2009
Lubricant inventory and other stores	$4,088	$3,971
Prepaid items	4,945	3,086
Insurance receivable	1,370	1,408
Other	1,239	1,719
Total	$11,642	$10,184

13 — OTHER ASSETS, NET

Other assets, net consist of the following:

(i)  Deferred financing costs, which include fees, commissions and legal expenses associated with securing loan facilities.  These costs are amortized over the life of the related debt, and are included in interest expense.  The Company had unamortized deferred financing costs of $7,601 and $7,494 at March 31, 2010 and December 31, 2009, respectively.  The December 31, 2009 deferred financing costs consist entirely of fees associated with the 2007 Credit Facility; however, the March 31, 2010 deferred financing costs consists of $7,225 of fees related to the 2007 Credit Facility and $376 of fees related to Baltic Trading’s 2010 Baltic Trading Credit Facility.  The $376 of fees associated with the 2010 Baltic Trading Credit Facility will be amortized beginning April 16, 2010 when the credit agreement was signed.  Refer to Note 22 — Subsequent Events for further information. Accumulated amortization of deferred financing costs related to the 2007 Credit Facility as of March 31, 2010 and December 31, 2009 was $2,849 and $2,585, respectively.   The Company has incurred deferred financing costs of $10,074 in total for the existing 2007 Credit Facility and $376 in total for the 2010 Baltic Trading Credit Facility.  Amortization expense for deferred financing costs for the three months ended March 31, 2010 and 2009 was $264 and $230, respectively.

(ii) Deferred registration costs include costs associated with preparing Baltic Trading for a public offering.  These costs, which existed as of December 31, 2009, were offset against proceeds received from the initial public offering which was completed on March 15, 2010.  The Company has deferred registration costs of $0 and $834 at March 31, 2010 and December 31, 2009, respectively.

14 - FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2010	December 31, 2009
Fixed assets:
Vessel equipment	$2,164	$2,118
Leasehold improvements	1,146	1,146
Furniture and fixtures	347	347
Computer equipment	433	401
Total cost	4,090	4,012
Less: accumulated depreciation and amortization	1,672	1,554
Total	$2,418	$2,458

Depreciation and amortization expense for fixed assets for the three months ended March 31, 2010 and 2009 was $118 and $82, respectively.

15 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2010	December 31, 2009
Accounts payable	$3,248	$3,171
Accrued general and administrative expenses	11,128	8,409
Accrued vessel operating expenses	5,766	7,029

Total	$20,142	$18,609

16 - REVENUE FROM TIME CHARTERS

Total revenue earned on time charters, including revenue earned in vessel pools, for the three months ended March 31, 2010 and 2009 was $94,681 and $96,650, respectively.  Included in revenues for the three months ended March 31, 2010 and 2009 was $0 and $0 of profit sharing revenue, respectively.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of April 27, 2010 is expected to be $218,241 for the remaining three quarters of 2010, $99,279 during 2011 and $35,570 during 2012, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For most drydockings, the Company assumes twenty days of offhire.  Future minimum revenue excludes revenue earned for the six vessels currently in pool arrangements, namely the Genco Predator, Genco Explorer, Genco Pioneer, Genco Progress, Genco Reliance, and Genco Sugar, as pool rates cannot be estimated.  Additionally, future minimum revenue excludes revenue to be earned for Baltic Trading’s vessels, as these vessels will be on spot market-related time charters and spot rates cannot be estimated.

17 - LEASE PAYMENTS

In September 2005, the Company entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company had a deferred rent credit at March 31, 2010 and December 31, 2009 of $682 and $687, respectively.  Rent expense for the three months ended March 31, 2010 and 2009 was $117 for each respective period.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $375 for the remainder of 2010, $518 annually for 2011 through 2014 and a total of $3,097 for the remaining term of the lease.

18 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan which is available to full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis.  The matching contribution vests immediately.  For the three months ended March 31, 2010 and 2009, the Company’s matching contribution to the Plan was $57 and $53, respectively.

19- NONVESTED STOCK AWARDS

On July 12, 2005, the Company’s board of directors approved the Genco Shipping & Trading Limited 2005 Equity Incentive Plan (the “GS&T Plan”).  Under this plan, the Company’s board of directors, the compensation committee, or another designated committee of the board of directors may grant a variety of stock-based incentive awards to employees, directors and consultants whom the compensation committee (or other committee of the board of directors) believes are key to the Company’s success.  Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, nonvested stock, unrestricted stock and performance shares.  The aggregate number of shares of common stock available for award under the GS&T Plan is 2,000,000 shares.

Grants of nonvested common stock to executives and employees vest ratably on each of the four anniversaries of the determined vesting date.  Grants of nonvested common stock to directors vest the earlier of the first anniversary of the grant date or the date of the next annual shareholders’ meeting, which are typically held during May.  Grants of nonvested common stock to the Company’s Chairman, Peter C. Georgiopoulos, which are not granted as part of grants made to all directors vest ratably on each of the ten anniversaries of the vesting date.

The following table presents a summary of the Company’s nonvested stock awards for the three months ended March 31, 2010 under the GS&T Plan:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2010	437,000	$25.86
Granted	75,000	22.90
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2010	512,000	$25.43

The total fair value of shares that vested under the GS&T Plan during the three months ended March 31, 2010 and 2009 was $0 during both periods.

For the three months ended March 31, 2010 and 2009, the Company recognized nonvested stock amortization expense for the GS&T Plan, which is included in general, administrative and management fees, as follows:

	Three Months Ended March 31,
	2010	2009
General, administrative and management fees	$1,044	$1,232

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2010, unrecognized compensation cost related to nonvested stock will be recognized over a weighted average period of 5.22 years.

On March 3, 2010, Baltic Trading’s board of directors approved the Baltic Trading Limited 2010 Equity Incentive Plan (the “Baltic Trading Plan”).  Under the Baltic Trading Plan, Baltic Trading’s board of directors, the compensation committee, or another designated committee of the board of directors may grant a variety of stock-based incentive awards to officers, directors, and executive, managerial, administrative and professional employees of and consultants to Baltic Trading or the Company whom the compensation committee (or other committee of the board of directors) believes are key to Baltic Trading’s success.  Awards may consist of restricted stock, restricted stock units, stock options, stock appreciation rights and other stock or cash-based awards.  The aggregate number of shares of common stock available for award under the Baltic Trading Plan is 2,000,000 common shares.

Grants of restricted stock to Peter Georgiopoulos, Chairman of the Board of Baltic Trading, and John Wobensmith, President and Chief Financial Officer of Baltic Trading, made in connection with Baltic Trading’s IPO vest ratably on each of the first four anniversaries of March 15, 2010.  Grants of restricted common stock to Baltic Trading’s directors made following Baltic Trading’s IPO (which exclude the foregoing grant to Mr. Georgiopoulos) vest the earlier of the first anniversary of the grant date or the date of Baltic Trading’s next annual shareholders’ meeting, which is expected to be held in May 2011.

The following table presents a summary of Baltic Trading’s nonvested stock awards for the three months ended March 31, 2010 under the Baltic Trading Plan:

	Number of Common Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2010	—	$—
Granted	478,500	14.00
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2010	478,500	$14.00

The total fair value of shares that vested under the Baltic Trading Plan during the three months ended March 31, 2010 and 2009 was $0 during both periods.

For the three months ended March 31, 2010, the Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in general, administrative and management fees, as follows:

	Three Months Ended March 31,
	2010	2009
General, administrative and management fees	$211	$—

The Company is amortizing Baltic Trading’s grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2010, unrecognized compensation cost related to nonvested stock will be recognized over a weighted average period of 3.88 years.

20 — SHARE REPURCHASE PROGRAM

On February 13, 2008, our board of directors approved a share repurchase program for up to a total of $50,000 of the Company’s common stock.  Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice.  Repurchases will be subject to restrictions under the 2007 Credit Facility.  Currently, the terms of the 2007 Credit Facility require the Company to suspend all share repurchases until the Company can represent that it is in a position to again satisfy the collateral maintenance covenant.  Refer to Note 8 — Long-Term Debt.

Since the inception of the share repurchase program through March 31, 2010, the Company repurchased and retired 278,300 shares of its common stock for $11,500.  No repurchases were made during the three months ended March 31, 2010 and 2009.

21 - LEGAL PROCEEDINGS

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

22 — SUBSEQUENT EVENTS

On April 8, 2010 and April 29, 2010, Baltic Trading took delivery of the Baltic Leopard and Baltic Panther, both 53,000 dwt Supramax vessels built in 2009.  Baltic Trading paid $63,000,000, representing ninety percent of the remaining purchase price of these two vessels.

On April 16, 2010, Baltic Trading executed a credit agreement and other definitive documentation for the 2010 Baltic Trading Credit Facility.  The 2010 Baltic Trading Credit Facility is underwritten by Nordea Bank Finland plc, acting through its New York branch.  See Note 8 — Long-Term Debt for a further description of the 2010 Baltic Trading Credit Facility.

In April 2010, an independent committee of the Board of Directors of the Company agreed in principle that the Company would provide technical services for a group of nine drybulk vessels which a company managed by an affiliate of Peter C. Georgiopoulos has agreed to buy.  These services will include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation.  They will not include chartering services.  The services will be provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  The recipient company will have the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee or without fee upon a Company change of control.  The Company may terminate provision of the services at any time on 60 days’ notice. Mr. Georgiopoulos is a minority investor, and affiliates of Oaktree Capital Management, L.P., of which Stephen A.Kaplan is a principal, are majority investors in the recipient company.  The purchase of these vessels was reviewed by an independent committee of the Company’s Board of Directors, which declined to pursue the transaction on behalf of the Company. Neither Mr. Georgiopoulos nor Mr. Kaplan participated in the committee review.  The arrangement is subject to definitive documentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) changes in the condition of the our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (ix) the number of offhire days needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims including offhire days; (x) our acquisition or disposition of vessels; (xi) the completion of definitive documentation with respect to time charters; (xii) charterers’ compliance with the terms of their charters in the current market environment; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent reports on Form 8-K and Form 10-Q.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company incorporated on September 27, 2004 to transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding vessels of Baltic Trading Limited (“Baltic Trading”), as of May 3, 2010, our fleet consisted of nine Capesize, eight Panamax, four Supramax, six Handymax and eight Handysize drybulk carriers, with an aggregate carrying capacity of approximately 2,903,000 dwt, and the average age of our fleet was approximately 7.2 years, as compared to the average age for the world fleet of approximately 15 years for the drybulk shipping segments in which we compete.  We seek to deploy our vessels on time charters, or in vessel pools trading in the spot market, to reputable charterers, including Lauritzen Bulkers A/S or LB/IVS Pool, in which Lauritzen Bulkers A/S acts as the pool manager (collectively, “Lauritzen Bulkers”), Cargill International S.A., Pacific Basin Chartering Ltd., COSCO Bulk Carriers Co., Ltd., and Hyundai Merchant Marine Co. Ltd.  The majority of the vessels in our current fleet are presently engaged under time charter contracts that expire (assuming the option periods in the time charters are not exercised) between May 2010 and October 2012.

In addition, after the delivery of four vessels expected in May and October 2010, our subsidiary Baltic Trading will own a fleet of six drybulk vessels, consisting of two Capesize and four Supramax vessels with an aggregate carrying capacity of approximately 566,000 dwt.  Baltic Trading currently operates a fleet of two Supramax vessels delivered in April 2010.

See pages 28-29 for a table of all vessels currently in our fleet, excluding Baltic Trading’s vessels.

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

Baltic Trading, formerly a wholly-owned subsidiary of the Company at December 31, 2009, completed its initial public offering on March 15, 2010.  As of March 31, 2010, the Company owned, directly or indirectly, 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 25.35% ownership interest in Baltic Trading at March 31, 2010 and 83.59% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Baltic Trading is consolidated with the Company as we control a majority of the voting interest in Baltic Trading.  Management’s discussion and analysis of the Company’s results of operations and financial condition in this section includes consideration of Baltic Trading.

We entered into a long-term management agreement (the “Management Agreement”) with Baltic Trading pursuant to which we will apply our expertise and experience in the drybulk industry to provide Baltic Trading with commercial, technical, administrative and strategic services.  The Management Agreement is for an initial term of approximately fifteen years and will automatically renew for additional five-year periods unless terminated in accordance with its terms.  Baltic Trading will pay us for the services we provide it as well as reimburse us for our costs and expenses incurred in providing certain of these services.  Management fee income we earn from the Management Agreement net of any allocated shared expenses, such as salary, office expenses and other general and administrative fees, will be taxable to us.  Upon consolidation with Baltic Trading, any management fee income earned will be eliminated for financial reporting purposes.  For the quarter ended March 31, 2010, there were no commercial, technical or administrative and strategic service fees as these fees are earned upon delivery and/or operation of Baltic Trading’s vessels, which did not begin being delivered until the second quarter of 2010.

In April 2010, an independent committee of the Board of Directors of the Company agreed in principle that the Company would provide technical services for a group of nine drybulk vessels which a company managed by an affiliate of Peter C. Georgiopoulos has agreed to buy.  These services will include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation.  They will not include chartering services.  The services will be provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  The recipient company will have the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee or without fee upon a Company change of control.  The Company may terminate provision of the services at any time on 60 days’ notice. Mr. Georgiopoulos is a minority investor, and affiliates of Oaktree Capital Management, L.P., of which Stephen A.Kaplan is a principal, are majority investors in the recipient company.  The purchase of these vessels was reviewed by an independent committee of the Company’s Board of Directors, which declined to pursue the transaction on behalf of the Company. Neither Mr. Georgiopoulos nor Mr. Kaplan participated in the committee review.  The arrangement is subject to definitive documentation.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three months ended March 31, 2010 and 2009.

	For the three months ended March 31,		Increase
	2010	2009	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	810.0	540.0	270.0	50.0%
Panamax	720.0	720.0	—	—
Supramax	360.0	360.0	—	—
Handymax	540.0	540.0	—	—
Handysize	720.0	720.0	—	—

Total	3,150.0	2,880.0	270.0	9.4%

Available days (2)
Capesize	794.8	540.0	254.8	47.2%
Panamax	720.0	720.0	—	—
Supramax	348.6	360.0	(11.4)	(3.2)%
Handymax	526.1	523.4	2.7	0.5%
Handysize	716.2	720.0	(3.8)	(0.5)%

Total	3,105.7	2,863.4	242.3	8.5%

Operating days (3)
Capesize	794.8	540.0	254.8	47.2%
Panamax	717.4	695.5	21.9	3.1%
Supramax	347.7	344.2	3.5	1.0%
Handymax	516.7	518.4	(1.7)	(0.3)%
Handysize	716.2	718.2	(2.0)	(0.3)%

Total	3,092.8	2,816.3	276.5	9.8%

Fleet utilization (4)
Capesize	100.0%	100.0%	—	—
Panamax	99.6%	96.6%	3.0%	3.1%
Supramax	99.7%	95.6%	4.1%	4.3%
Handymax	98.2%	99.0%	(0.8)%	(0.8)%
Handysize	100.0%	99.8%	0.2%	0.2%
Fleet average	99.6%	98.4%	1.2%	1.2%

	For the three months ended March 31,		Increase
	2010	2009	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$45,332	$58,238	$(12,906)	(22.2)%
Panamax	30,086	29,784	302	1.0%
Supramax	24,591	30,654	(6,063)	(19.8)%
Handymax	29,796	31,968	(2,172)	(6.8)%
Handysize	18,960	20,016	(1,056)	(5.3)%

Fleet average	30,248	33,203	(2,955)	(8.9)%

Daily vessel operating expenses (6)
Capesize	$5,498	$5,179	$319	6.2%
Panamax	4,500	5,531	(1,031)	(18.6)%
Supramax	4,618	4,908	(290)	(5.9)%
Handymax	4,716	4,720	(4)	(0.1)%
Handysize	4,145	4,316	(171)	(4.0)%

Fleet average	4,726	4,931	(205)	(4.2)%

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

	For the three months ended March 31,
	2010	2009

Voyage revenues (in thousands)	$94,681	$96,650
Voyage expenses (in thousands)	737	1,579
Net voyage revenue (in thousands)	$93,944	$95,071
Total available days	3,105.7	2,863.4
Total TCE rate	$30,248	$33,203

(6) Daily vessel operating expenses.  We define daily vessel operating expenses as vessel operating expenses divided by ownership days for the period.  Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance (excluding drydocking), the costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses.

Operating Data

	For the three months ended March 31,
	2010	2009	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)

Revenues	$94,681	$96,650	$(1,969)	(2.0)%

Operating Expenses:
Voyage expenses	737	1,579	(842)	(53.3)%
Vessel operating expenses	14,887	14,202	685	4.8%
General, administrative and management fees	5,797	4,772	1,025	21.5%
Depreciation and amortization	24,834	20,949	3,885	18.5%

Total operating expenses	46,255	41,502	4,753	11.5%

Operating income	48,426	55,148	(6,722)	(12.2)%
Other (expense) income	(15,325)	(13,907)	(1,418)	10.2%

Net income	$33,101	$41,241	$(8,140)	(19.7)%
Less: Net loss attributable to noncontrolling interest	(349)	—	(349)	100.0%
Net income attributable to Genco Shipping & Trading Limited	$33,450	$41,241	$(7,791)	(18.9)%

Earnings per share - Basic	$1.07	$1.32	$(0.25)	(18.9)%
Earnings per share - Diluted	$1.06	$1.32	$(0.26)	(19.7)%
Dividends declared and paid per share	$—	$—	$—	—
Weighted average common shares outstanding - Basic	31,405,798	31,260,482	145,316	0.5%
Weighted average common shares outstanding - Diluted	31,543,465	31,351,390	192,075	0.6%

EBITDA (1)	$73,638	$76,115	$(2,477)	(3.3)%

(1)          EBITDA represents net income attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our consolidated statement of cash flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income for each of the periods presented above:

	For the three months ended March 31,
	2010	2009

Net income attributable to Genco Shipping & Trading Limited	$33,450	$41,241
Net interest expense	15,354	13,925
Depreciation and amortization	24,834	20,949

EBITDA (1)	$73,638	$76,115

(1) See above for an explanation of EBITDA

Results of Operations

The following table sets forth information about the vessels in our fleet as of May 3, 2010, excluding Baltic Trading’s vessels:

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2) (US $)		Net Revenue Daily Rate (3) (US $)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	December 2010	39,000
Genco Tiberius	2007	Cargill International S.A.	June 2010	38,000
Genco London	2007	SK Shipping Co., Ltd	August 2010	57,500		64,250
Genco Titus	2007	Cargill International S.A.	September 2011	45,000	(4)	46,250
Genco Constantine	2008	Cargill International S.A.	August 2012	52,750	(4)
Genco Hadrian	2008	Cargill International S.A.	October 2012	65,000	(4)
Genco Commodus	2009	Morgan Stanley Capital Group Inc.	June 2011	36,000
Genco Maximus	2009	Cargill International S.A.	June 2010	32,000
Genco Claudius	2010	Cargill International S.A.	November 2010	36,000

Panamax Vessels
Genco Beauty	1999	LD Commodities Suisse, Geneva	May 2010	19,125
Genco Knight	1999	Swissmarine Services S.A.	March 2011	25,000
Genco Leader	1999	Klaveness Chartering	December 2010	20,000
Genco Vigour	1999	Global Maritime Investments Ltd.	November 2010	24,000
Genco Acheron	1999	Global Chartering Ltd (a subsidiary of ArcelorMittal Group)	July 2011	55,250
Genco Surprise	1998	Hanjin Shipping Co., Ltd.	December 2010	42,100
Genco Raptor	2007	COSCO Bulk Carriers Co., Ltd.	April 2012	52,800
Genco Thunder	2007	Klaveness Chartering	June 2010	20,000

Supramax Vessels
Genco Predator	2005	Bulkhandling Handymax A/S Pacific Basin Chartering Ltd.	May 2010 April 2011	Spot 22,500	(5)
Genco Warrior	2005	Hyundai Merchant Marine Co. Ltd.	November 2010	38,750
Genco Hunter	2007	Pacific Basin Chartering Ltd.	February 2011	21,750
Genco Cavalier	2007	Clipper Bulk Shipping NV	June 2010	20,000
Handymax Vessels
Genco Success	1997	Korea Line Corporation	February 2011	33,000	(6)
Genco Carrier	1998	Louis Dreyfus Corporation	March 2011	37,000

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2) (US $)	Net Revenue Daily Rate (3) (US $)

Genco Prosperity	1997	Pacific Basin Chartering Ltd	June 2011	37,000
Genco Wisdom	1997	Hyundai Merchant Marine Co. Ltd.	February 2011	34,500
Genco Marine	1996	STX Pan Ocean Co. Ltd.	May 2010 April 2011	15,500 20,000
Genco Muse	2001	Global Maritime Investments Ltd.	December 2010	17,750

Handysize Vessels
Genco Explorer	1999	Lauritzen Bulkers A/S	August 2010	Spot(7)
Genco Pioneer	1999	Lauritzen Bulkers A/S	August 2010	Spot(7)
Genco Progress	1999	Lauritzen Bulkers A/S	May 2011	Spot(7)
Genco Reliance	1999	Lauritzen Bulkers A/S	May 2011	Spot(7)
Genco Sugar	1998	Lauritzen Bulkers A/S	May 2011	Spot(7)
Genco Charger	2005	Pacific Basin Chartering Ltd.	November 2010	24,000
Genco Challenger	2003	Pacific Basin Chartering Ltd.	November 2010	24,000
Genco Champion	2006	Pacific Basin Chartering Ltd.	December 2010	24,000

(1) The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Except for the Genco Titus, Genco Constantine, and Genco Hadrian, under the terms of each contract the charterer is entitled to extend the time charters from two to four months in order to complete the vessel’s final voyage plus any time the vessel has been off-hire. The charterer of the Genco Titus and Genco Hadrian has the option to extend the charter for a period of one year.  The charterer of the Genco Constantine has the option to extend the charter for a period of eight months.

(2) Time charter rates presented are the gross daily charterhire rates before third-party commissions generally ranging from 1.25% to 5.00%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3) For the vessels acquired with a below-market time charter rate, the approximate amount of revenue on a daily basis to be recognized as revenues is displayed in the column named “Net Revenue Daily Rate” and is net of any third-party commissions. Since these vessels were acquired with existing time charters with below-market rates, we allocated the purchase price between the respective vessels and an intangible liability for the value assigned to the below-market charterhire.  This intangible liability is amortized as an increase to voyage revenues over the minimum remaining term of the charter.  The minimum remaining term for the Genco Tiberius expired on January 13, 2010, the Genco London expires on August 30, 2010 and the Genco Titus on September 16, 2011, at which point the respective liabilities are amortized to zero and the vessels begin earning the “Cash Daily Rate”. For cash flow purposes, we will continue to receive the rate presented in the “Cash Daily Rate” column until the charter expires.

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

(5) We entered the vessel into the Bulkhandling Handymax Pool with an option to convert the balance period of the charter party to a fixed rate. In addition to a 1.25% third-party brokerage commission, the charter party calls for a management fee.

(6) We extended the time charter for an additional 35 to 37.5 months at a rate of $40,000 per day for the first 12 months, $33,000 per day for the following 12 months, $26,000 per day for the next 12 months and $33,000 per day thereafter less a 5% third-party commission. In all cases, the rate for the duration of the time charter will average $33,000 per day. For purposes of revenue recognition, the time charter contract is reflected on a straight-line basis at approximately $33,000 per day for 35 to 37.5 months in accordance with U.S. GAAP.

(7) We have reached an agreement to enter these vessels into the LB/IVS Pool whereby Lauritzen Bulkers A/S acts as the pool manager. We can withdraw up to two vessels with three months’ notice and the remaining three vessels with 12 months’ notice.

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

REVENUES-

For the three months ended March 31, 2010, revenues decreased 2.0% to $94.7 million versus $96.7 million for the three months ended March 31, 2009.  Revenues in both periods consisted of charter hire revenue earned by our vessels.  The decrease in revenues was due to lower charter rates achieved for some of our vessels, offset by the increase in the size of our fleet.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 8.9% to $30,248 a day for the three months ended March 31, 2010 from $33,203 a day for the three months ended March 31, 2009.  The decrease in TCE rates resulted from lower charter rates achieved in the first quarter of 2010 versus the first quarter of 2009 for nineteen vessels in our fleet offset by higher charter rates for thirteen of the vessels in our fleet.

For the three months ended March 31, 2010 and 2009, we had ownership days of 3,150.0 days and 2,880.0 days, respectively.  Fleet utilization was 99.6% and 98.4% for the three month periods ended March 31, 2010 and 2009, respectively.

The current freight environment has displayed relative stability throughout the first quarter of 2010 with the Baltic Dry Index trading at the 2,000 to 4,000 point range.  Increased demand for iron ore and coal cargoes stemmed from record high steel production in China, as well as increased steel production from Japan and South Korea signaling the first signs of better prospects in world economic environments.

VOYAGE EXPENSES-

For the three months ended March 31, 2010 and 2009, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under time charters or in pools that require the charterer or pool to bear all of those expenses.

For the three months ended March 31, 2010 and 2009, voyage expenses were $0.7 million and $1.6 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $14.9 million from $14.2 million for the three months ended March 31, 2010 and 2009, respectively.  This increase was primarily due to the operation of a larger fleet and higher expenses related to repairs during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Daily vessel operating expenses decreased to $4,726 per vessel per day for the three months ended March 31, 2010 from $4,931 per day for the three months ended March 31, 2009.  The decrease in daily vessel operating expenses was due to lower costs associated with insurance and stores and supplies, offset by higher repair costs during the first quarter of 2010 versus the same period last year.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For 2010, we budgeted daily vessel operating expenses at a weighted average rate of $5,350 per vessel per day.  Our actual daily vessel operating expenses per vessel for the quarter ended March 31, 2010 have been $624 below the budgeted rate.

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the three months ended March 31, 2010 and 2009, general, administrative and management fees were $5.8 million and $4.8 million, respectively.  The increase in general, administrative and management fees was primarily due to costs associated with Baltic Trading Limited during the first quarter of 2010, which were not incurred during the first quarter of 2009.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  The increase in general, administrative and management fees was also due to an increase in management fees as a result of the operation of a larger fleet as well as an increase in monthly management fees.

DEPRECIATION AND AMORTIZATION-

For the three months ended March 31, 2010, depreciation and amortization charges grew to $24.8 million from $20.9 million for the three months ended March 31, 2009.  The increase was primarily due to the operation of a larger fleet.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended March 31, 2010 and 2009, net interest expense was $15.4 million and $13.9 million, respectively.  Net interest expense consisted primarily of interest expense under our 2007 Credit Facility during both periods.  Additionally, interest income as well as amortization of deferred financing costs related to the 2007 Credit Facility are included in both periods.  The increase in net interest expense for the first quarter of 2010 versus the first quarter of 2009 was primarily a result of higher outstanding debt due to the acquisition of additional vessels during the second quarter through the fourth quarter of 2009.  Additionally, the increase in net interest expense was attributable to the increase in the 2007 Credit Facility applicable margin to 2.00% per annum effective Janaury 26, 2009 pursuant to the current terms of the 2007 Credit Facility.   Refer to “2007 Credit Facility” section below for further information.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the three months ended March 31, 2010, net loss attributable to noncontrolling interest was $0.3 million as compared to $0 during the three months ended March 31, 2009.  This amount represents the net loss attributable to the noncontrolling interest of Baltic Trading, which completed its IPO on March 15, 2010.

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

Currently, we indirectly own 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 25.35% ownership interest in Baltic Trading and 83.59% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  On April 16, 2010, Baltic Trading entered into a $100 million senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch, for a $100 million senior secured revolving credit facility (the “Baltic Trading 2010 Credit Facility”).  The Baltic Trading 2010 Credit Facility matures on April 16, 2014.  See “2010 Baltic Trading Credit Facility” section below for a full description of this facility.  To remain in compliance with a net worth covenant in the Baltic Trading 2010 Credit Facility, Baltic Trading would need to maintain a net worth of $232.8 million after the payment of any dividends.  We do not believe these restrictions would have a significant impact on our liquidity.

We anticipate that internally generated cash flow will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months.  Pursuant to the current terms of the 2007 Credit Facility, the existing collateral maintenance financial covenant is waived, which required us to maintain pledged vessels with a value equal to at least 130% of our current borrowings, and accelerated the reductions of the total facility which began on March 31, 2009.  Please read the “2007 Credit Facility” section below for further details.  The collateral maintenance covenant will be waived until we can represent that we are in compliance with all of our financial covenants.

Dividend Policy

Historically, our dividend policy, which commenced in November 2005, has been to declare quarterly distributions to shareholders by each February, May, August and November, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our board of directors determines we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  In the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.  Under the current terms of the 2007 Credit Facility, we are required to suspend the payment of cash dividends until we can represent that we are in a position to satisfy the collateral maintenance covenant.  Refer to the 2009 10-K for further information regarding the current terms of the 2007 Credit Facility.  As such, a dividend was not declared for the quarter ended March 31, 2010.  The following table summarizes the dividends declared based on the results of each fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDED DECEMBER 31, 2010
1st Quarter	—	N/A
FISCAL YEAR ENDED DECEMBER 31, 2009
4th Quarter	—	N/A
3rd Quarter	—	N/A
2nd Quarter	—	N/A
1st Quarter	—	N/A
FISCAL YEAR ENDED DECEMBER 31, 2008
4th Quarter	—	N/A
3rd Quarter	$1.00	10/23/08
2nd Quarter	$1.00	7/24/08
1st Quarter	$1.00	4/29/08

The declaration and payment of any dividend is subject to the discretion of our board of directors and our compliance with the collateral maintenance covenant, which is currently waived.  The timing and amount of dividend payments will depend on our earnings, financial condition, cash requirements and availability, fleet renewal and expansion, restrictions in our loan agreements, the provisions of Marshall Islands law affecting the payment of distributions to shareholders and other factors.  Our board of directors may review and amend our dividend policy from time to time in light of our plans for future growth and other factors.

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

Share Repurchase Program

On February 13, 2008, our board of directors approved our share repurchase program for up to a total of $50.0 million of our common stock.   Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program were determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act.  The program does not require us to purchase any specific number or amount of shares and may be suspended or reinstated at any time in our discretion and without notice.  Repurchases under the program are subject to restrictions under the 2007 Credit Facility.  Currently, the terms of the 2007 Credit Facility require us to suspend all share repurchases until we can represent that we are in a position to again satisfy the collateral maintenance covenant.  Refer to the “2007 Credit Facility” section below for further information.  There were no share repurchases during the three months ended March 31, 2010 or 2009.

Cash Flow

Net cash provided by operating activities for the three months ended March 31, 2010 and 2009 was $55.0 million and $55.5 million, respectively.  The slight decrease in cash provided by operating activities was primarily due to changes in cash flows related to operating activities primarily consisting of due from charters, prepaid expenses, accounts payable and deferred drydocking costs incurred.

Net cash used in investing activities for the three months ended March 31, 2010 and 2009 was $36.4 million and $1.2 million, respectively.  The increase was primarily due to cash used for deposits on vessels relating to the purchase of Baltic Trading’s initial fleet. For the three months ended March 31, 2010, cash used in investing activities primarily related to the deposit on vessels in the amount of $35.6 million. For the three months ended March 31, 2009, cash used in investing activities primarily related to deposits on vessels to be acquired of $0.7 million.

Net cash provided by (used in) financing activities was $198.6 million during the three months ended March 31, 2010 as compared to $(3.4) million during the three months ended March 31, 2009. The $202.0 million increase in net cash provided by financing activities was primarily due to contributions from non-controlling interests in the amount of $214.5 million from the initial public offering of Baltic Trading Limited that was completed on March 15, 2010.  Net cash provided by financing activities was also offset by the $12.5 million repayment of debt under the 2007 Credit Facility, $3.1 million for payments of common stock issuance costs, and $0.3 million of deferred financing costs.  For the same period last year, net cash used in financing activities consisted of a $3.4 million payment of deferred financing costs.

2007 Credit Facility

On July 20, 2007, we entered into a credit facility with DnB Nor Bank ASA (the “2007 Credit Facility”) for the purpose of acquiring the nine Capesize vessels and refinancing our 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent. We have used borrowings under the 2007 Credit Facility to repay amounts outstanding under our previous credit facilities, which have been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility at March 31, 2010 is $1.3 billion.  As of March 31, 2010, we have utilized our maximum borrowing capacity under the 2007 Credit Facility.

The collateral maintenance financial covenant is currently waived and our cash dividends and share repurchases have been suspended until this covenant can be satisfied.  Our borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 2.00% per annum.  A commitment fee of 0.70% per annum is payable on the unused daily portion of the 2007 Credit Facility.

The significant covenants in the 2007 Credit Facility have been disclosed in the 2009 10-K. As of March 31, 2010, we believe we are in compliance with all of the financial covenants under our 2007 Credit Facility, as amended, with the exception of the collateral maintenance financial covenant, which has been waived as discussed above.

We have recorded $17.5 million of restricted cash, or $0.5 million per vessel, as a current asset at March 31, 2010.  Since we have utilized our maximum borrowing capacity under the 2007 Credit Facility at March 31, 2010, we were required to hold this balance at March 31, 2010 to comply with the minimum cash balance covenant under the 2007 Credit Facility, as amended.

2010 Baltic Trading Credit Facility

On April 16, 2010, Baltic Trading entered into a $100.0 million senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (the “2010 Baltic Trading Credit Facility”).  The 2010 Baltic Trading Credit Facility matures on April 16, 2014, and borrowings under the facility bear interest at LIBOR plus an applicable margin of 3.25% per annum.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Baltic Trading Credit Facility, which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the commitment letter, Baltic Trading paid an upfront fee of $0.3 million.  Additionally upon executing the 2010 Baltic Trading Credit Facility, Baltic Trading paid the remaining upfront fee of $0.9 million, for total fees of $1.3 million.

Baltic Trading intends to use the 2010 Baltic Trading Credit Facility primarily for bridge financing for future vessel acquisitions.  In addition, under this facility, borrowings of up to $25.0 million of the 2010 Baltic Trading Credit Facility are available for working capital purposes.  Borrowings, except those for working capital purposes, are to be repaid with proceeds from Baltic Trading’s follow-on equity offerings or otherwise within twelve months from drawdown.  Borrowings not repaid within such twelve months will be converted into term loans and repaid in equal monthly installments over the subsequent twelve-month period.  All amounts outstanding must be repaid in full on the 2010 Baltic Trading Credit Facility’s maturity date.  Baltic Trading does not anticipate that borrowings under the 2010 Baltic Trading Credit Facility will be used to satisfy its long-term capital needs.

Borrowings under the 2010 Baltic Trading Credit Facility will be secured by liens on Baltic Trading’s initial vessels, once delivered (and any acceptable replacement vessels), and other related assets.  Borrowings under the facility are subject to the delivery of security documents with respect to Baltic Trading’s initial vessels.  Alternatively, Baltic Trading may provide cash collateral equal to $225.0 million minus the aggregate purchase price of its first five vessels expected to be delivered if Baltic Trading wishes to draw down on the 2010 Baltic Trading Credit Facility while awaiting delivery of the Capesize vessel expected to be delivered in October 2010.  This cash collateral would be released or forwarded to the seller of the vessel once such vessel is delivered and concurrently made subject to a lien under the 2010 Baltic Trading Credit Facility.  Baltic Trading’s subsidiaries owning the initial vessels will act as guarantors under the 2010 Baltic Trading Credit Facility.

All amounts owing under the 2010 Baltic Trading Credit Facility are also secured by the following:

•                  cross-collateralized first priority mortgages of each of Baltic Trading’s initial vessels;

•                  an assignment of any and all earnings of Baltic Trading’s vessels; and

•                  an assignment of all insurance on the mortgaged vessels.

The 2010 Baltic Trading Credit Facility requires Baltic Trading to comply with a number of covenants, including financial covenants related to liquidity, consolidated net worth, and collateral maintenance; delivery of quarterly and annual financial statements and annual projections; maintaining adequate insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of Baltic Trading’s initial vessels; restrictions on consolidations, mergers or sales of assets; restrictions on changes in the Manager of Baltic Trading’s initial vessels (or acceptable replacement vessels); limitations on changes to the Management Agreement between us and Baltic Trading; limitations on liens; limitations on additional indebtedness; restrictions on paying dividends; restrictions on transactions with affiliates; and other customary covenants.

The 2010 Baltic Trading Credit Facility includes the following financial covenants which apply to Baltic Trading and its subsidiaries on a consolidated basis and are measured at the end of each fiscal quarter beginning with March 31, 2010, except for the minimum cash covenant, which is to be tested starting June 30, 2010:

•                  Cash and cash equivalents plus the undrawn amount available for working capital under the facility must not be less than $0.8 million per vessel.

•                  Consolidated net worth must be greater than (i) seventy-five percent of the net proceeds of the IPO of Baltic Trading’s stock, plus (ii) the $75 million equity contribution from the Company plus (iii) 50% of the value of any subsequent primary equity offerings of Baltic Trading.

•                  The aggregate fair market value of the mortgaged vessels must at all times be at least 160% of the aggregate outstanding principal amount under the 2010 Baltic Trading Credit Facility.  However, if any borrowings other than working capital borrowings are not repaid with 12 months of the drawdown thereof, then the aggregate fair market value of the mortgaged vessels must at all times be at least 200% of the aggregate outstanding principal amount under the 2010 Baltic Trading Credit Facility.

We believe we are in compliance with all of the financial covenants under the 2010 Baltic Trading Credit Facility as of March 31, 2010.

Under the 2010 Baltic Trading Credit Facility, Baltic Trading is not permitted to make loans to Genco Shipping & Trading Limited or Genco Investments LLC if an event of default existed at the time of the loan or could be reasonably expected to result therefrom.  In addition, Baltic Trading would not be permitted under the facility to declare or pay dividends to its shareholders (including Genco Investments LLC) if an event of default existed at the time of payment or would be caused thereby.   As of March 31, 2010, to remain in compliance with a net worth covenant in the facility, Baltic Trading would need to maintain a net worth of $232.8 million after the payment of any dividends.  We do not believe these restrictions would have a significant impact on our liquidity.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At March 31, 2010, we had ten interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $756.2 million and the swaps have specified rates and durations.

Refer to the table in Note 9 — Interest Rate Swap Agreements of our condensed financial statements which summarizes the interest rate swaps in place as of March 31, 2010 and December 31, 2009.

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

As part of our business strategy, we may enter short-term forward currency contracts to protect ourselves from the risk of the fluctuations in the exchange rate associated with the cost basis of the Jinhui shares.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contract, or commitments to perform in the future a shipping service between ship owners, charterers and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of March 31, 2010.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of March 31, 2010.  The table incorporates Baltic Trading’s agreements to acquire four 2009-built Supramax vessels for an aggregate purchase price of $140.0 million and two Capesize vessels for an aggregate purchase price of $144.2 million.  Baltic Trading plans to fund the remaining vessel acquisitions with cash generated from the proceeds from its IPO, which was completed on March 15, 2010.  Additionally, the table incorporates the employment agreement entered into in September 2007 with our Chief Financial Officer, John Wobensmith.  The interest and fees also reflect the 2007 Credit Facility, the Baltic Trading 2010 Credit Facility, and the interest rate swap agreements as discussed above under “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements.”

	Total	Within the Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
2007 Credit Agreement (2)	$1,314,500	$37,500	$158,890	$385,560	$732,550
Remainder of purchase price of vessels (3)	248,660	248,660	—	—	—
Interest and borrowing fees	240,816	47,813	102,956	59,071	30,976
Executive employment agreement	221	221	—	—	—
Office lease	5,544	375	1,036	1,036	3,097

(1)          Represents the nine month period ending December 31, 2010.

(2)          $12.5 million of outstanding debt was repaid on April 1, 2010.

(3)          The timing of this obligation is based on the actual or estimated delivery dates for Baltic Trading’s four Supramax and two Capesize vessels.   Upon the delivery of the Baltic Leopard and Baltic Panther on April 8, 2010 and April 29, 2010, respectively, the remaining purchase price of $31.5 million was paid to the seller for each vessel.

Interest expense has been estimated using the fixed hedge rate for the effective period and notional amount of the debt which is effectively hedged and 0.3125% for the portion of the debt that has no designated swap against it, plus the applicable bank margin of 2.00%.  We are obligated to pay certain commitment fees in connection with the 2007 Credit Facility and the Baltic Trading 2010 Credit Facility, which have been reflected within interest and borrowing fees.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Excluding Baltic Trading’s vessels, our fleet currently consists of nine Capesize drybulk carriers, eight Panamax drybulk carriers, four Supramax drybulk carriers, six Handymax drybulk carriers and eight Handysize drybulk carriers.  Baltic Trading’s fleet currently consists of two Supramax drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings. We estimate our drydocking costs and scheduled off-hire days for our fleet through 2011 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)
2010 (April 1- December 31, 2010)	$3.6	120
2011	$5.6	160

The costs reflected are estimates based on drydocking our vessels in China.  We estimate that each drydock will result in 20 days of off-hire.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.

During the three months ended March 31, 2010, we incurred a total of $1.6 million of drydocking costs.

We estimate that six of our vessels will be drydocked in the remainder of 2010.  An additional eight of our vessels will be drydocked in 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Inflation

Inflation has only a moderate effect on our expenses given current economic conditions. In the event that significant global inflationary pressures appear, these pressures would increase our operating, voyage, general and administrative, and financing costs.  However, we expect our costs to increase based on the anticipated increased cost for repairs, maintenance and lubricants.

CRITICAL ACCOUNTING POLICIES

Refer to the Critical Accounting Policies as disclosed in the 2009 10-K.  There have been no changes in these policies in the three months ended March 31, 2010.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  We held ten interest rate swap agreements with DnB NOR Bank at March 31, 2010 and December 31, 2009 to manage future interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $756.2 million, and the swaps have specified rates and durations.  Refer to the table in Note 9 — Interest Rate Swap Agreements of our condensed financial statements which summarizes the interest rate swaps in place as of March 31, 2010 and December 31, 2009.

The swap agreements with effective dates prior to March 31, 2010 synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of swap plus the applicable margin of 2.00% as discussed as discussed in the “2007 Credit Facility” section of Note 8 — Long-Term Debt of our condensed financial statements.

The total liability associated with the swaps at March 31, 2010 is $46.1 million and $44.1 million at December 31, 2009, and are presented as the fair value of derivatives on the balance sheet.  The asset associated with the swaps at March 31, 2010 and December 31, 2009 is $0.4 million and $2.1 million, respectively.  As of March 31, 2010 and December 31, 2009, the Company has AOCI of ($45.5) million and ($41.8) million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in a minimal amount of other (expense) income during the three months ended March 31, 2010 and March 31, 2009, respectively.  At March 31, 2010, ($28.0) million of AOCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  For the three months ended March 31, 2010, we paid LIBOR plus 2.00% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for such swap’s effective period.  During the three months ended March 31, 2009, effective January 26, 2009 as a result of the terms of the current 2007 Credit Facility, as amended, we paid LIBOR plus 2.00% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for such swap’s effective period.  Prior to January 26, 2010, the margin was only 0.85%.  A 1% increase in LIBOR would result in an increase of $1.40 million in interest expense for the three months ended March 31, 2010, considering the increase impacts only the unhedged portion of the debt.

Derivative financial instruments

As of March 31, 2010, we held ten interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $756.2 million, and the swaps have specified rates and durations.  Refer to the table in Note 9 — Interest Rate Swap

Agreements of our condensed financial statements, which summarizes the interest rate swaps in place as of March 31, 2010 and December 31, 2009.

The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  The interest rate differential pertaining to the interest rate swaps for the three months ended March 31, 2010 and 2009 was $7.6 million and $5.6 million, respectively.  The Company is currently utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of accumulated other comprehensive income (“AOCI”).  The ineffective portion is recognized as other (expense) income, which is a component of other (expense) income.  If for any period of time, the Company did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation would be recognized as other (expense) income.

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

As part of our business strategy, we may enter into short-term forward currency contracts to protect ourselves from the risk arising from the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares.

Investments

We hold an investment in Jinhui of $76.4 million, which is classified as available for sale under Accounting Standards Codification 320-10, Investments — Debt and Equity Securities (“ASC 320-10”) (formerly SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”).  The investment is classified as a current or noncurrent asset based on our intent to hold the investment at each reporting date.  The investments that are classified as available for sale are subject to risk of changes in market value, which if determined to be impaired (other than temporarily impaired), could result in realized impairment losses.  The Company reviews the carrying value of such investments on a quarterly basis to determine if any valuation adjustments are appropriate under ASC 320-10.  We will continue to evaluate the investment on a quarterly basis to determine the likelihood of any further significant adverse effects on the fair value.  For the quarter ended March 31, 2010, we have not deemed our investment to be impaired.  In the event we determine that the Jinhui investment is subject to any impairment, the amount of the impairment would be reclassified from AOCI and recorded as a loss in the income statement for the amount of the impairment.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2010, we did not repurchase any shares of our common stock pursuant to our share repurchase program.

Item 6.  EXHIBITS

Exhibit	Document

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005.(2)

3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006.(3)

3.4	Certificate of Designations of Series A Preferred Stock.(4)

3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of March 24, 2010.(5)

10.1	Memorandum of Agreement dated February 19, 2010 between Inta Navigation Ltd. and Baltic Trading Limited.(6)

10.2	Memorandum of Agreement dated February 19, 2010 between Borak Shipping Ltd. and Baltic Trading Limited.(6)

10.3	Memorandum of Agreement dated February 19, 2010 between Sinova Shipping Ltd. and Baltic Trading Limited.(6)

10.4	Memorandum of Agreement dated February 19, 2010 between Spice Shipping Ltd. and Baltic Trading Limited.(6)

10.5	Memorandum of Agreement dated February 22, 2010 between Shipping Trust Ltd. and Baltic Trading Limited.(6)

10.6	Memorandum of Agreement dated February 22, 2010 between Oceanways Trust Ltd. and Baltic Trading Limited.(6)

10.7	Subscription Agreement, dated March 3, 2010, between Baltic Trading Limited and Genco Investments LLC.(7)

10.8	Shareholders Rights Agreement, dated March 5, 2010, between Baltic Trading Limited and Mellon Investor Services LLC.(7)

10.9	Management Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(8)

10.10	Omnibus Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(8)

10.11	Registration Rights Agreement dated March 15, 2010 by and between Genco Investments LLC and Baltic Trading Limited.(8)

10.12	Restricted Stock Grant Agreement dated March 5, 2010between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.*

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)           Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.
(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.
(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.
(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2007.
(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2010.
(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2010.
(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2010.
(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: May 10, 2010	By:	/s/ Robert Gerald Buchanan
Robert Gerald Buchanan President
(Principal Executive Officer)

DATE: May 10, 2010	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005.(2)

3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006.(3)

3.4	Certificate of Designations of Series A Preferred Stock.(4)

3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of March 24, 2010.(5)

10.1	Memorandum of Agreement dated February 19, 2010 between Inta Navigation Ltd. and Baltic Trading Limited.(6)

10.2	Memorandum of Agreement dated February 19, 2010 between Borak Shipping Ltd. and Baltic Trading Limited.(6)

10.3	Memorandum of Agreement dated February 19, 2010 between Sinova Shipping Ltd. and Baltic Trading Limited.(6)

10.4	Memorandum of Agreement dated February 19, 2010 between Spice Shipping Ltd. and Baltic Trading Limited.(6)

10.5	Memorandum of Agreement dated February 22, 2010 between Shipping Trust Ltd. and Baltic Trading Limited.(6)

10.6	Memorandum of Agreement dated February 22, 2010 between Oceanways Trust Ltd. and Baltic Trading Limited.(6)

10.7	Subscription Agreement, dated March 3, 2010, between Baltic Trading Limited and Genco Investments LLC.(7)

10.8	Shareholders Rights Agreement, dated March 5, 2010, between Baltic Trading Limited and Mellon Investor Services LLC.(7)

10.9	Management Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(8)

10.10	Omnibus Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(8)

10.11	Registration Rights Agreement dated March 15, 2010 by and between Genco Investments LLC and Baltic Trading Limited.(8)

10.12	Restricted Stock Grant Agreement dated March 5, 2010between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.*

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)           Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.
(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.
(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.
(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2007.
(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2010.
(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2010.
(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2010.
(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(Remainder of page left intentionally blank)