Form 10-Q
period 2010-06-30
GENCO SHIPPING & TRADING LTD
filed 2010-08-09
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2010:

Common stock, $0.01 per share — 35,526,548 shares.

Genco Shipping & Trading Limited

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$196,139	$188,267
Restricted cash	12,000	17,500
Due from charterers, net of a reserve of $292 and $171, respectively	3,076	2,117
Prepaid expenses and other current assets	12,103	10,184
Deposits on vessels to be sold	10,598	—
Total current assets	233,916	218,068

Noncurrent assets:
Vessels, net of accumulated depreciation of $273,248 and $224,706, respectively	2,189,382	2,023,506
Deposits on vessels	85,171	—
Deferred drydock, net of accumulated depreciation of $5,996 and $4,384, respectively	10,467	10,153
Other assets, net of accumulated amortization of $3,187 and $2,585, respectively	8,636	8,328
Fixed assets, net of accumulated depreciation and amortization of $1,783 and $1,554, respectively	2,448	2,458
Fair value of derivative instruments	—	2,108
Investments	53,281	72,181
Total noncurrent assets	2,349,385	2,118,734

Total assets	$2,583,301	$2,336,802

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$21,090	$18,609
Current portion of long term debt	50,000	50,000
Fair value of derivative instruments	674	—
Deferred revenue	8,312	10,404
Total current liabilities	80,076	79,013

Noncurrent liabilities:
Deferred revenue	1,616	2,427
Deferred rent credit	677	687
Fair market value of time charters acquired	2,176	4,611
Fair value of derivative instruments	50,111	44,139
Long-term debt	1,261,975	1,277,000
Total noncurrent liabilities	1,316,555	1,328,864

Total liabilities	1,396,631	1,407,877

Commitments and contingencies	—	—

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 31,932,798 and 31,842,798 shares at June 30, 2010 and December 31, 2009, respectively	319	318
Paid-in capital	723,333	722,198
Accumulated other comprehensive (deficit) income	(14,101)	13,589
Retained earnings	263,027	192,820
Total Genco Shipping & Trading Limited shareholders’ equity	972,578	928,925
Noncontrolling interest	214,092	—
Total equity	1,186,670	928,925

Total liabilities and equity	$2,583,301	$2,336,802

See accompanying notes to unaudited condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009

(U.S. Dollars in Thousands, Except for Earnings per share and share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$105,337	$93,701	$200,018	$190,351

Operating expenses:
Voyage expenses	1,018	1,284	1,755	2,863
Vessel operating expenses	16,160	13,268	31,047	27,469
General, administrative, and management fees	7,164	4,964	12,960	9,736
Depreciation and amortization	26,259	20,933	51,094	41,882
Other operating income	(206)	—	(206)	—

Total operating expenses	50,395	40,449	96,650	81,950

Operating income	54,942	53,252	103,368	108,401

Other (expense) income:
Other (expense) income	(3)	(301)	25	(283)
Interest income	248	42	324	65
Interest expense	(15,810)	(15,376)	(31,241)	(29,324)

Other expense	(15,565)	(15,635)	(30,892)	(29,542)

Net income before income taxes	39,377	37,617	72,476	78,859
Income tax expense	(719)	—	(719)	—

Net income	38,658	37,617	71,757	78,859
Less: Net income attributable to noncontrolling interest	1,899	—	1,550	—
Net income attributable to Genco Shipping & Trading Limited	$36,759	$37,617	$70,207	$78,859

Earnings per share-basic	$1.17	$1.20	$2.24	$2.52
Earnings per share-diluted	$1.16	$1.20	$2.23	$2.51
Weighted average common shares outstanding-basic	31,413,874	31,268,394	31,409,858	31,264,460
Weighted average common shares outstanding-diluted	31,562,879	31,434,814	31,553,226	31,393,333
Dividends declared per share	$—	$—	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Six Months Ended June 30, 2010 and 2009

(U.S. Dollars in Thousands)

(Unaudited)

	Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Deficit) Income	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance – January 1, 2010	$318	$722,198	$192,820	$13,589	$928,925	$—	$928,925

Net income			70,207		70,207	1,550	71,757

Change in unrealized gain on investments				(10,336)	(10,336)	—	(10,336)

Change in currency translation gain on investments				(8,565)	(8,565)	—	(8,565)

Unrealized loss on cash flow hedges, net				(8,789)	(8,789)	—	(8,789)

Issuance of 90,000 shares of nonvested stock	1	(1)			—	—	—

Nonvested stock amortization		2,190			2,190	1,093	3,283

Issuance of common stock of Baltic Trading Limited		(1,054)			(1,054)	211,449	210,395

Balance — June 30, 2010	$319	$723,333	$263,027	$(14,101)	$972,578	$214,092	$1,186,670

	Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Deficit	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance – January 1, 2009	$317	$717,979	$44,196	$(66,014)	$696,478	$—	$696,478

Net income			78,859		78,859		78,859

Change in unrealized gain on investments				15,997	15,997		15,997

Change in currency translation gain on investments				2,663	2,663		2,663

Unrealized gain on cash flow hedges, net				21,904	21,904		21,904

Nonvested stock amortization		2,323			2,323		2,323

Balance – June 30, 2009	$317	$720,302	$123,055	$(25,450)	$818,224	$—	$818,224

See accompanying notes to unaudited condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2010 and 2009

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$38,658	$37,617	$71,757	$78,859
Change in unrealized gain on investments	(15,504)	10,453	(10,336)	15,997
Change in currency translation gain on investments	(7,640)	1,944	(8,565)	2,663
Unrealized (loss) gain on cash flow hedges, net	(5,088)	17,623	(8,789)	21,904
Comprehensive income	10,426	67,637	44,067	119,423
Less: Comprehensive income attributable to noncontrolling interests	1,899	—	1,550	—
Comprehensive income attributable to Genco Shipping & Trading Limited	$8,527	$67,637	$42,517	$119,423

See accompanying notes to unaudited condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009

(U.S. Dollars in Thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$71,757	$78,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,094	41,882
Amortization of deferred financing costs	602	497
Amortization of fair market value of time charterers acquired	(2,435)	(9,469)
Unrealized (gain) loss on derivative instruments	(35)	261
Amortization of nonvested stock compensation expense	3,283	2,323
Change in assets and liabilities:
(Increase) decrease in due from charterers	(959)	167
Increase in prepaid expenses and other current assets	(1,902)	(2,535)
Increase in accounts payable and accrued expenses	2,113	1,703
Decrease in deferred revenue	(2,903)	(1,459)
Decrease in deferred rent credit	(10)	(10)
Deferred drydock costs incurred	(2,590)	(2,459)

Net cash provided by operating activities	118,015	109,760

Cash flows from investing activities:
Purchase of vessels	(214,389)	(677)
Deposits on vessels	(84,899)	(1,371)
Deposits on vessels to be sold	(10,550)	—
Changes in deposits of restricted cash	5,500	—
Purchase of other fixed assets	(251)	(352)

Net cash used in investing activities	(304,589)	(2,400)

Cash flows from financing activities:
Repayments on the 2007 Credit Facility	(25,000)	—
Proceeds from the Baltic Trading 2010 Credit Facility	9,975	—
Proceeds from issuance of common stock by subsidiary	214,508	—
Payments of subsidiary common stock issuance costs	(3,721)	—
Payment of deferred financing costs	(1,316)	(3,552)

Net cash provided by (used in) financing activities	194,446	(3,552)

Net increase in cash and cash equivalents	7,872	103,808

Cash and cash equivalents at beginning of period	188,267	124,956

Cash and cash equivalents at end of period	$196,139	$228,764

See accompanying notes to unaudited condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements for the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”), its wholly owned subsidiaries, and its subsidiary, Baltic Trading Limited (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T was incorporated on September 27, 2004 under the laws of the Marshall Islands and as of June 30, 2010 is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco Management (USA) Limited; and the ship-owning subsidiaries as set forth below.

Below is the list of GS&T’s wholly owned ship-owning subsidiaries as of June 30, 2010:

Wholly Owned Subsidiaries	Vessels Acquired	Dwt	Date Delivered	Year Built

Genco Reliance Limited	Genco Reliance	29,952	12/6/04	1999
Genco Vigour Limited	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05	1997
Genco Muse Limited	Genco Muse	48,913	10/14/05	2001
Genco Acheron Limited	Genco Acheron	72,495	11/7/06	1999
Genco Surprise Limited	Genco Surprise	72,495	11/17/06	1998
Genco Augustus Limited	Genco Augustus	180,151	8/17/07	2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07	2007
Genco London Limited	Genco London	177,833	9/28/07	2007
Genco Titus Limited	Genco Titus	177,729	11/15/07	2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07	2003
Genco Charger Limited	Genco Charger	28,398	12/14/07	2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07	2005
Genco Predator Limited	Genco Predator	55,407	12/20/07	2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07	2007
Genco Champion Limited	Genco Champion	28,445	1/2/08	2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08	2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08	2007
Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08	2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08	2007
Genco Hadrian Limited	Genco Hadrian	169,694	12/29/08	2008
Genco Commodus Limited	Genco Commodus	169,025	7/22/09	2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09	2009
Genco Claudius Limited	Genco Claudius	169,025	12/30/09	2010 (1)

Genco Bay Limited	Genco Bay	34,296	Q3 2010 (2)	2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10	2010
Genco Avra Limited	Genco Avra	35,000	Q1 2011 (2)	2010 (3)
Genco Mare Limited	Genco Mare	35,000	Q2 2011 (2)	2010 (3)
Genco Spirit Limited	Genco Spirit	35,000	Q3 2011 (2)	2010 (3)
Genco Aquitaine Limited	Genco Aquitaine	57,981	Q3 2010 (2)	2009
Genco Ardennes Limited	Genco Ardennes	57,981	Q3 2010 (2)	2009
Genco Auvergne Limited	Genco Auvergne	57,981	Q3 2010 (2)	2009
Genco Bourgogne Limited	Genco Bourgogne	57,981	Q3 2010 (2)	2010
Genco Brittany Limited	Genco Brittany	57,981	Q3 2010 (2)	2010
Genco Languedoc Limited	Genco Languedoc	57,981	Q3 2010 (2)	2010
Genco Loire Limited	Genco Loire	53,416	8/4/2010	2009
Genco Lorraine Limited	Genco Lorraine	53,416	7/29/10	2009
Genco Normandy Limited	Genco Normandy	53,596	Q3 2010 (2)	2007
Genco Picardy Limited	Genco Picardy	55,257	Q3 2010 (2)	2005
Genco Provence Limited	Genco Provence	55,317	Q3 2010 (2)	2004
Genco Pyrenees Limited	Genco Pyrenees	57,981	Q3 2010 (2)	2010
Genco Rhone Limited	Genco Rhone	57,981	Q1 2011 (2)	2011 (3)

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

Baltic Trading Limited (“Baltic Trading”), formerly a wholly-owned indirect subsidiary of GS&T at December 31, 2009, completed its initial public offering, or IPO, on March 15, 2010.  As of June 30, 2010, GS&T indirectly owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represented a 25.35% ownership interest in Baltic Trading and 83.59% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Additionally, pursuant to the subscription agreement between Genco Investments LLC and Baltic Trading, for so long as GS&T directly or indirectly holds at least 10% of the aggregate number of outstanding shares of Baltic Trading’s common stock and Class B stock, Genco Investments LLC will be entitled to receive an additional number of shares of Baltic Trading’s Class B stock equal to 2% of the number of common shares issued in the future, other than shares issued under Baltic Trading’s 2010 Equity Incentive Plan.

Below is the list of Baltic Trading’s wholly owned ship-owning subsidiaries as of June 30, 2010:

Baltic Trading’s Wholly Owned Subsidiaries	Vessel	Dwt	Date Delivered	Year Built

Baltic Leopard Limited	Baltic Leopard	53,447	4/8/2010	2009
Baltic Panther Limited	Baltic Panther	53,351	4/29/2010	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/2010	2009
Baltic Jaguar Limited	Baltic Jaguar	53,474	5/14/2010	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/2010	2010
Baltic Wolf Limited	Baltic Wolf	177,000	Q4 2010 (1)	2010 (2)
Baltic Wind Limited	Baltic Wind	34,409	8/4/2010	2009
Baltic Cove Limited	Baltic Cove	34,403	Q3 2010 (1)	2010
Baltic Breeze Limited	Baltic Breeze	35,000	Q3 2010 (1)	2010 (2)

(1) Dates for vessels being delivered in the future are estimates based on guidance received from the sellers and the respective shipyards.

(2) Built dates for vessels delivering in the future are estimates based on guidance received from the sellers and respective shipyards.

The Company has agreed to provide technical services for drybulk vessels which a company, Maritime Equity Partners (“MEP”), managed by an affiliate of Peter C. Georgiopoulos, Chairman of the Board of Directors, had agreed to buy.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation.  They will not include chartering services.  The services will be provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  MEP will have the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee upon a change in control of the Company.  The Company may terminate provision of the services at any time on 60 days’ notice.  Peter C. Georgiopoulos is a minority investor, and affiliates of Oaktree Capital Management, L.P., of which Stephen A. Kaplan is a principal, are majority investors in MEP.  This arrangement was approved by an independent committee of the Company’s Board of Directors.

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

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned.  Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues.  As of June 30, 2010 and December 31, 2009, the Company had an accrual of $904 and $959, respectively, related to these estimated customer claims.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers, cash and cash equivalents, deposits on vessels and interest rate swap agreements. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  During both the three months ended June 30, 2010 and 2009, the Company earned 100% of its revenues from twenty-one and sixteen customers, respectively.  Additionally, the Company earned 100% of its revenues from twenty-three and twenty customers for the six months ended June 30, 2010 and 2009, respectively.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at June 30, 2010 and December 31, 2009.

For the three months ended June 30, 2010, there were two customers that individually accounted for more than 10% of revenues, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 27.61% and 12.01% of revenues, respectively.  For the three months ended June 30, 2009, there were two customers that individually accounted for more than 10% of revenues, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 31.33% and 15.18% of revenues, respectively.

For the six months ended June 30, 2010, there were two customers that individually accounted for more than 10% of revenues, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 28.19% and 11.54% of revenues, respectively.  For the six months ended June 30, 2009, there were two customers that individually accounted for more than 10% of revenues, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 30.40% and 15.27% of revenue, respectively.

At June 30, 2010, the Company maintains all of its cash and cash equivalents with two financial institutions.  None of the Company’s cash and cash equivalent balances are covered by insurance in the event of default by these financial institutions.

Deposits on vessels are held in escrow accounts maintained by DnB NOR Bank ASA.  None of the deposits on vessel balances are covered by insurance in the event of default by this financial institution.

At June 30, 2010, the Company has ten interest rate swap agreements with DnB NOR Bank ASA to manage interest costs and the risk associated with changing interest rates related to the Company’s credit facility with DnB NOR Bank ASA.  None of the interest rate swap agreements are covered by insurance in the event of default by this financial institution.

Derivative financial instruments

Interest rate risk management

The Company is exposed to the impact of interest rate changes.  The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to borrowings primarily for the purpose of acquiring drybulk vessels.  These borrowings are subject to a variable borrowing rate.  The Company uses pay-fixed receive-variable interest rate swaps to manage future interest costs and the risk associated with changing interest rate obligations.  These swaps are designated as cash flow hedges of future variable rate interest payments and are tested for effectiveness on a quarterly basis.  Refer to Note 10 — Interest Rate Swap Agreements for further information regarding the interest rate swaps held by the Company.

The differential to be paid or received for the effectively hedged portion of any swap agreement is recognized as an adjustment to interest expense as incurred.  Additionally, the changes in value for the portion of the swaps that are effectively hedging future interest payments are reflected as a component of accumulated other comprehensive (deficit) income (“AOCI”).

For the interest rate swaps that are not designated as an effective hedge, the change in the value and the rate differential to be paid or received is recognized as other (expense) income and is listed as a component of other (expense) income.

Noncontrolling interests

Net income attributable to noncontrolling interests during the three and six months ended June 30, 2010 reflects noncontrolling interest’s share of the income of Baltic Trading, a subsidiary of the Company, which owns and employs drybulk vessels in the spot market or on spot market-related time charters.  The spot market represents immediate chartering of a vessel, usually for single voyages.  At June 30, 2010, the noncontrolling interest held a 74.65% economic interest in Baltic Trading while only holding 16.41% of voting power.

Income taxes

Pursuant to certain agreements, the Company technically and commercially manages vessels for Baltic Trading, as well as provides technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are performed by Genco Management (USA) Limited (“Genco (USA)”), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Genco (USA) has entered into a cost-sharing agreement with the Company and Genco Ship Management LLC, collectively Manco, pursuant to which Genco (USA) agrees to reimburse Manco for the costs incurred by Genco (USA) for the use of Manco’s personnel and services in connection with the provision of the services for both Baltic Trading and MEP’s vessels.  The Company has reflected the tax liability in accounts payable and accrued expenses.

3 - SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker to assess performance.  Based on this information, the Company has two operating segments, GS&T and Baltic Trading.  Both GS&T and Baltic Trading are engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.  GS&T seeks to deploy its vessels on time charters or in vessel pools trading in the spot market and Baltic Trading seeks to deploy its vessel charters in the spot market, which represents immediate chartering of a vessel, usually for single voyages, or employing vessels on spot market-related time charters.  Segment results are evaluated based on net income.  The accounting policies applied to the reportable segments are the same as those used in the preparation of the Company’s consolidated financial statements.  Information about the Company’s reportable segments as of and for the three and six months ended June 30, 2010 and June 30, 2009 are as follows:

The following table presents a reconciliation of total revenue from external customers for the Company’s two operating segments to total consolidated revenue from external customers for the Company for the three and six months ended June 30, 2010 and 2009.

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Revenue from External Customers
GS&T	$98,346	$93,701	$193,027	$190,351
Baltic Trading	6,991	—	6,991	—
Total operating segments	105,337	93,701	200,018	190,351
Eliminating revenue	—	—	—	—
Total consolidated revenue from external customers	$105,337	$93,701	$200,018	$190,351

The following table presents a reconciliation of total intersegment revenue, which eliminates upon consolidation, for the Company’s two operating segments for the three and six months ended June 30, 2010 and 2009.  The intersegment revenue noted in the following table represents revenue earned by GS&T pursuant to the management agreement entered into with Baltic Trading, which includes commercial service fees, technical service fees and sale and purchase fees.

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Intersegment revenue
GS&T	$2,429	$—	$2,429	$—
Baltic Trading	—	—	—	—
Total operating segments	2,429	—	2,429	—
Eliminating revenue	(2,429)	—	(2,429)	—
Total consolidated intersegment revenue	$—	$—	$—	$—

The following table presents a reconciliation of total net income for the Company’s two operating segments to total consolidated net income for the three and six months ended June 30, 2010 and 2009.  The eliminating net income noted in the following table consists of the elimination of intercompany transactions resulting from revenue earned by GS&T and expenses incurred by Baltic Trading pursuant to the management agreement between the two companies.

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net income
GS&T	$38,172	$37,617	$71,781	$78,859
Baltic Trading	2,602	—	2,092	—
Total operating segments	40,774	37,617	73,873	78,859
Eliminating net income	(2,116)	—	(2,116)	—
Total consolidated net income	$38,658	$37,617	$71,757	$78,859

The following table presents a reconciliation of total assets for the Company’s two operating segments to total consolidated net assets as of June 30, 2010 and December 31, 2009.  The eliminating assets noted in the following table consists of the elimination of intercompany transactions resulting from the capitalization of sale and purchase fees paid to GS&T by Baltic Trading as vessel assets as well as the outstanding receivable balance due to GS&T from Baltic Trading as of June 30, 2010.

	June 30, 2010	December 31, 2009
Total assets
GS&T	$2,284,770	$2,336,802
Baltic Trading	302,384	—
Total operating segments	2,587,154	2,336,802
Eliminating assets	(3,853)	—
Total consolidated assets	$2,583,301	$2,336,802

4 - CASH FLOW INFORMATION

As of June 30, 2010, the Company had ten interest rate swaps, which are described and discussed in Note 10 — Interest Rate Swap Agreements. The fair value of all ten of the swaps is in a liability position of $50,785, $674 of which is a current liability, as of June 30, 2010.  At December 31, 2009, eight swaps were in a liability position of $44,139 and two swaps were in an asset position of $2,108.

For the six months ended June 30, 2010, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $692 for the purchase of vessels, $289 associated with deposits on vessels, $48 associated with deposits on vessels to be sold and $69 for the purchase of other fixed assets.  Additionally, for the six months ended June 30, 2010, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $434 associated with deferred financing fees and $35 associated with common stock issuance costs related to the initial public offering of Baltic Trading.  Also, for the six months ended June 30, 2010, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in prepaid expenses and other current assets as of June 30, 2010 consisting of $17 associated with deposits on vessels.  For the six months ended June 30, 2009, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $78 for the purchase of vessels, $275 associated with deposits on vessels and $28 for the purchase of other fixed assets.  Additionally, for the six months ended June 30, 2009, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in prepaid expenses and other current assets consisting of $308 associated with deposits on vessels.

During the six months ended June 30, 2010 and 2009, cash paid for interest, net of amounts capitalized, was $30,897 and $26,674, respectively.

On March 5, 2010, the Board of Directors approved a grant of 75,000 shares of nonvested common stock to Peter Georgiopoulos, Chairman of the Board.  The fair value of such nonvested stock was $1,718.  Additionally, on May 13, 2010, the Company made grants of nonvested common stock under the Genco Shipping & Trading Limited 2005 Equity Incentive Plan in the amount of 15,000 shares to directors of the Company.  The fair value of such nonvested stock was $331.

5 - VESSEL ACQUISITIONS AND DISPOSITIONS

On June 24, 2010, GS&T executed a Master Agreement with Bourbon SA (“Bourbon”) under which GS&T is to purchase sixteen drybulk vessels, including two newbuildings, for an aggregate price of $545,000.  Total vessel deposits of $54,500 were made during the second quarter of 2010.  The purchases are subject to the completion of customary additional documentation and closing conditions, and the transfer to GS&T of time charters attached to certain of the vessels is subject to the charterers’ consent.  Additionally, upon the delivery of each vessel, GS&T will record a payable due to its financial advisor equivalent to 1% of the purchase price of the vessel and such will be included as a component of the vessel asset.  GS&T intends to retain thirteen of the sixteen vessels, twelve of which are expected to be delivered to GS&T in the third quarter of 2010, with the remaining vessel scheduled to be delivered in the first quarter of 2011.  Two of these Supramax vessels were delivered during July and August 2010.  The Genco Lorraine, a 2009 build, was delivered on July 29, 2010 and the Genco Loire, a 2009 build, was delivered on August 4, 2010.   GS&T has determined not to retain three of the sixteen vessels, including one newbuilding.  Therefore, upon delivery of these vessels, which is expected in the third and fourth quarters of 2010, GS&T plans to immediately resell them at GS&T’s aggregate purchase price of approximately $105,000 to MEP.  GS&T has entered into definitive agreements with MEP for this purpose.  An independent committee of the Company’s Board of Directors reviewed and approved this transaction.   GS&T plans to finance the acquisition of these vessels using bank debt for approximately 60% of the purchase price, cash on hand, and proceeds from its concurrent offerings of common stock and 5.00% Convertible Senior Notes due August 15, 2015 (the “Notes”), which were completed on July 27, 2010.  (Refer to Note 23 — Subsequent Events for further details.)

On June 3, 2010, GS&T entered into an agreement to purchase five Handysize drybulk vessels, including four newbuildings, from companies within the Metrostar group of companies for an aggregate purchase price of $166,250.  Total vessel deposits of $16,625 were made during the second quarter of 2010.  The purchases are subject to the completion of customary documentation and closing conditions.  One of the vessels was delivered during July 2010.  The Genco Ocean, a newbuilding Handysize vessel, was delivered on July 26, 2010.   The remaining four vessels are expected to be delivered to the Company between August 2010 and September 2011.  Four of the five vessels are secured on long term time charters, each of which includes a minimum and maximum base rate as well as profit-sharing components, with Cargill International S.A.  The remaining vessel is secured on a spot market-related time charter with Cargill International S.A. at a rate based on 115% of the average of the daily rates of the Baltic Handysize Index (“BHSI”), an index published by The Baltic Exchange.  GS&T plans to finance the acquisition of these vessels using operating cash as well as the $100,000 secured term loan facility for which a commitment letter was entered into on July 14, 2010 and proceeds from its recent concurrent offerings of common stock and convertible notes.  Refer to Note 23 — Subsequent Events.

On June 3, 2010, Baltic Trading entered into an agreement to purchase three Handysize drybulk vessels, including one newbuilding, from companies within the Metrostar group of companies for an aggregate purchase price of $99,750.  Total vessel deposits of $9,975 were made during the second quarter of 2010. The purchases are subject to the completion of customary documentation and closing conditions.  One of the vessels was delivered during August 2010.  The Baltic Wind, a 2009 built Handysize vessel, was delivered on August 4, 2010.  The remaining vessels, the Baltic Cove, a 2010 build, and the Baltic Breeze, a newbuilding, are expected to be delivered during the third quarter of 2010.  All three vessels are secured on spot market-related time charters with Cargill International S.A. at a rate based on 115% of the average of the daily rates of the BHSI.

On February 19, 2010, Baltic Trading entered into agreements with subsidiaries of an unaffiliated third-party seller to purchase four 2009 built Supramax drybulk vessels for an aggregate price of $140,000.  Total vessel deposits of $14,000 were made during the first quarter of 2010 and the remaining payment of $126,000 was made

upon delivery of the vessels during the second quarter of 2010.   These four vessels, the Baltic Leopard, Baltic Panther, Baltic Cougar, and Baltic Jaguar, were delivered during the second quarter of 2010.

On February 22, 2010, Baltic Trading also entered into agreements with subsidiaries of another unaffiliated third-party seller to purchase two Capesize drybulk vessels for an aggregate price of $144,200.  One of these Capesize vessels, the Baltic Wolf, is in the process of being built and is expected to be delivered during the fourth quarter of 2010 and one, the Baltic Bear, has been delivered.  Total vessel deposits of $21,540 were made during the first quarter of 2010 and the remaining payment for the Baltic Bear of $65,700 was made upon delivery of the vessel during the second quarter of 2010.  The purchase of the Baltic Wolf is subject to customary documentation and closing conditions.

Baltic Trading intends to finance the remaining purchase price of the aforementioned acquisitions utilizing its $100,000 senior secured revolving credit facility for bridge financing.

Refer to Note 1 — General Information for a listing of the vessels for which GS&T and Baltic Trading have entered into agreements to purchase as noted herein.

Below market time charters acquired during previous periods were amortized as an increase to revenue in the amount of $1,103 and $4,761 for the three months ended June 30, 2010 and 2009, respectively.  Below market time charters acquired were amortized as an increase to revenue in the amounts of $2,435 and $9,469, respectively, for the six months ended June 30, 2010 and 2009.

Capitalized interest expense associated with newbuilding contracts for the three months ended June 30, 2010 and 2009 was $145 and $528, respectively.  Capitalized interest expense associated with newbuilding contracts for the six months ended June 30, 2010 and 2009 was $145 and $986, respectively.

6 - INVESTMENTS

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as Available For Sale (“AFS”) and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of AOCI.  At June 30, 2010 and December 31, 2009, the Company held 16,335,100 shares of Jinhui capital stock which is recorded at its fair value of $53,281 and $72,181, respectively, based on the closing price on June 30, 2010 and December 30, 2009 (the last trading date on the Oslo exchange in 2009) of 21.20 NOK and 25.60 NOK, respectively.

The Company reviews the investment in Jinhui for other than temporary impairment on a quarterly basis.  There were no impairment charges recognized for the three and six months ended June 30, 2010 and 2009.

The unrealized currency translation gain on the Jinhui capital stock remains a component of AOCI since this investment is designated as an AFS security.

Refer to Note 11 — Accumulated Other Comprehensive (Deficit) Income for a breakdown of the components of AOCI.

7 - EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the vesting of nonvested stock awards (see Note 20 — Nonvested Stock Awards), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 512,000 nonvested shares outstanding at June 30, 2010 (see Note 20 — Nonvested Stock Awards), 170,000 shares are anti-dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	31,413,874	31,268,394	31,409,858	31,264,460

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	31,413,874	31,268,394	31,409,858	31,264,460

Dilutive effect of restricted stock awards	149,005	166,420	143,368	128,873

Weighted average common shares outstanding, diluted	31,562,879	31,434,814	31,553,226	31,393,333

8 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these condensed consolidated financial statements:

The Company makes available an employee performing internal audit services to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.   For the six months ended June 30, 2010 and 2009, the Company invoiced $66 and $62, respectively, to GMC, which includes time associated with such internal audit services.  Additionally, during the six months ended June 30, 2010 and 2009, the Company incurred travel and other related expenditures totaling $148 and $113, respectively, reimbursable to GMC or its service provider.   At June 30, 2010 and December 31, 2009, the amount due to the Company from GMC was $19 and $41, respectively.

During the six months ended June 30, 2010 and 2009, the Company incurred legal services aggregating $206 and $13, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At June 30, 2010 and December 31, 2009, $206 and $3, respectively, were outstanding to Constantine Georgiopoulos.

During the six months ended June 30, 2010, the Company utilized the services of North Star Maritime, Inc. (“NSM”) which is owned and operated by one of GS&T’s directors, Rear Admiral Robert C. North, USCG (ret.).  NSM, a marine industry consulting firm, specializes in international and domestic maritime safety, security and environmental protection issues.  NSM billed $8 for services rendered during the six months ended June 30, 2010.  There are no amounts due to NSM at June 30, 2010 and December 31, 2009.

During 2009 and 2010, GS&T and Baltic Trading entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in their fleets.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is Chairman of the Board of Aegean.  During the six months ended June 30, 2010 and 2009, Aegean supplied lubricating oils to the Company’s vessels aggregating $621 and $0, respectively.  At June 30, 2010 and December 31, 2009, $388 and $226 remained outstanding, respectively.

During the six months ended June 30, 2010, the Company invoiced MEP for technical services provided and expenses paid on MEP’s behalf aggregating $26.  MEP is managed by an affiliate of Peter C. Georgiopoulos, Chairman of the Board.  At June 30, 2010 and December 31, 2009, $26 and $0, respectively was due to the Company from MEP.

9 - LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2010	December 31, 2009

2007 Credit Facility	$1,302,000	$1,327,000
Baltic Trading 2010 Credit Facility	9,975	—
Less: Current portion	(50,000)	(50,000)

Long-term debt	$1,261,975	$1,277,000

2007 Credit Facility

On July 20, 2007, the Company entered into a credit facility with DnB Nor Bank ASA (the “2007 Credit Facility”) for the purpose of acquiring nine new Capesize vessels and refinancing the Company’s prior credit facility which it had entered into as of July 29, 2005 (the “2005 Credit Facility”) and short-term line of credit facility entered into as of May 3, 2007 (the “Short-Term Line”).  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent. The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the Company’s previous credit facilities, which have been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility at June 30, 2010 is $1,302,000.  As of June 30, 2010, the Company has utilized its maximum borrowing capacity under the 2007 Credit Facility.

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

The significant covenants in the 2007 Credit Facility have been disclosed in the 2009 10-K.  As of June 30, 2010, the Company believes it is in compliance with all of the financial covenants under its 2007 Credit Facility, as amended, with the exception of the collateral maintenance financial covenant, which has been waived as discussed above.

At June 30, 2010, there were no letters of credit issued under the 2007 Credit Facility.

The following table sets forth the repayment of the outstanding debt of $1,302,000 at June 30, 2010 under the 2007 Credit Facility, as amended:

Period Ending December 31,	Total

2010 (July 1, 2010 – December 31, 2010)	$25,000
2011	50,000
2012	108,890
2013	192,780
2014	192,780
Thereafter	732,550

Total long-term debt	$1,302,000

2010 Baltic Trading Credit Facility

On April 16, 2010, Baltic Trading entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (the “2010 Baltic Trading Credit Facility”).  The 2010 Baltic Trading Credit Facility matures on April 16, 2014, and borrowings under the facility bear interest at LIBOR plus an applicable margin of 3.25% per annum.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Baltic Trading Credit Facility which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the commitment letter, Baltic

Trading paid an upfront fee of $313.  Additionally, upon executing the 2010 Baltic Trading Credit Facility, Baltic Trading paid the remaining upfront fee of $938, for total fees of $1,250.  Of the total facility amount of $100,000, $25,000 is available for working capital purposes.  As of June 30, 2010, total available working capital borrowings were $15,025 as $9,975 was drawn down during the three months ended June 30, 2010.  As of June 30, 2010, $90,025 remained available under the 2010 Credit Facility.  Refer to Note 5 — Vessel Acquisitions and Dispositions for further information regarding these vessel deposits.

Baltic Trading intends to use the 2010 Baltic Trading Credit Facility primarily for bridge financing for future vessel acquisitions.  Borrowings, except those for working capital purposes, are to be repaid with proceeds from Baltic Trading’s follow-on equity offerings or otherwise within twelve months from drawdown.  Borrowings not repaid within such twelve months will be converted into term loans and repaid in equal monthly installments over the subsequent twelve-month period.  All amounts outstanding, including borrowings for working capital, must be repaid in full on the 2010 Baltic Trading Credit Facility’s maturity date.

Borrowings under the 2010 Baltic Trading Credit Facility are secured by liens on Baltic Trading’s initial vessels and other related assets.   Borrowings under the facility are subject to the delivery of security documents with respect to Baltic Trading’s initial vessels.  Alternatively, Baltic Trading could provide cash collateral equal to $225,000 minus the aggregate purchase price of Baltic Trading’s first five vessels delivered if Baltic Trading wishes to draw down on the 2010 Baltic Trading Credit Facility while awaiting delivery of the Capesize vessel expected to be delivered during the fourth quarter of 2010.  As of June 30, 2010, the Company had provided for cash collateral in the amount of $12,000 in order to invoke this option.  This amount has been reflected as restricted cash at June 30, 2010.  This cash collateral would be released or forwarded to the seller of the vessel once such vessel is delivered and concurrently made subject to a lien under the 2010 Baltic Trading Credit Facility.  Baltic Trading’s subsidiaries owning the initial vessels act as guarantors under the 2010 Baltic Trading Credit Facility.

All amounts owing under the 2010 Baltic Trading Credit Facility are also secured by the following:

•                        cross-collateralized first priority mortgages of each of Baltic Trading’s initial vessels;

•                        an assignment of any and all earnings of Baltic Trading’s initial vessels; and

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

The 2010 Baltic Trading Credit Facility includes the following financial covenants which apply to Baltic Trading and its subsidiaries on a consolidated basis and are measured at the end of each fiscal quarter beginning with March 31, 2010, except for the minimum cash covenant, which began being measured at June 30, 2010:

•                        Cash and cash equivalents plus the undrawn amount available for working capital under the facility must not be less than $750 per vessel for all vessels in Baltic Trading’s fleet.

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

Under the 2010 Baltic Trading Credit Facility, Baltic Trading is not permitted to make loans to GS&T or Genco Investments LLC if an event of default existed at the time of the loan or could be reasonably expected to result therefrom.  In addition, Baltic Trading would not be permitted under the facility to declare or pay dividends to its shareholders (including Genco Investments LLC) if an event of default existed at the time of payment or would be caused thereby.  As of June 30, 2010, to remain in compliance with a net worth covenant in the facility, Baltic Trading would need to maintain a net worth of $232,796 after the payment of any dividends.

The Company believes it is in compliance with all of the financial covenants under the 2010 Baltic Trading Credit Facility as of June 30, 2010.

The following table sets forth the repayment of the outstanding debt of $9,975 at June 30, 2010 under the 2010 Baltic Trading Credit Facility:

Period Ending December 31,	Total

2010 (July 1, 2010 – December 31, 2010)	$—
2011	—
2012	—
2013	—
2014	9,975

Total long-term debt	$9,975

Interest rates

The following tables sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities, including the rate differential between the pay fixed receive variable rate on the interest rate swap agreements that were in effect (refer to Note 10 — Interest Rate Swap Agreements), combined, and the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the impact of swaps and unused commitment fees:

	Three months ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Effective Interest Rate	4.76%	5.51%	4.70%	5.28%
Range of Interest Rates (excluding impact of swaps and unused commitment fees)	2.25% to 3.60%	2.31% to 3.44%	2.25% to 3.60%	1.23% to 5.56%

10 - INTEREST RATE SWAP AGREEMENTS

The Company has ten interest rate swap agreements with DnB NOR Bank ASA to manage interest costs and the risk associated with changing interest rates related to the Company’s 2007 Credit Facility, which were outstanding at June 30, 2010 and December 31, 2009. The total notional principal amount of the swaps at June 30, 2010 was $756,233 and the swaps have specified rates and durations.

The following table summarizes the interest rate swaps designated as cash flow hedges that were in place as of June 30, 2010 and December 31, 2009:

Interest Rate Swap Detail				June 30, 2010	December 31, 2009
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
7/31/07	5.115%	11/30/07	11/30/11	100,000	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000	100,000
1/22/08	2.89%	2/1/08	2/1/11	50,000	50,000
1/9/09	2.05%	1/22/09	1/22/14	100,000	100,000
2/11/09	2.45%	2/23/09	2/23/14	50,000	50,000

				$756,233	$756,233

The following table summarizes the derivative asset and liability balances at June 30, 2010 and December 31, 2009:

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	June 30, 2010	December 31, 2009	Sheet Location	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments
Interest rate contracts	Fair value of derivative instruments (Current Assets)	$—	$—	Fair value of derivative instruments (Current Liabilities)	$674	$—
Interest rate contracts	Fair value of derivative instruments (Noncurrent Assets)	—	2,108	Fair value of derivative instruments (Noncurrent Liabilities)	50,111	44,139

Total derivatives designated as hedging instruments		$—	$2,108		$50,785	$44,139

Total Derivatives		$—	$2,108		$50,785	$44,139

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Operations:

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three Month Period Ended June 30, 2010

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2010	Portion)	2010	Portion)	2010
Interest rate contracts	$(12,682)	Interest Expense	$(7,594)	Other Income (Expense)	$12

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three Month Period Ended June 30, 2009

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2009	Portion)	2009	Portion)	2009
Interest rate contracts	$10,972	Interest Expense	$(6,650)	Other Income (Expense)	$(258)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Six Month Period Ended June 30, 2010

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2010	Portion)	2010	Portion)	2010
Interest rate contracts	$(23,993)	Interest Expense	$(15,204)	Other Income (Expense)	$35

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Six Month Period Ended June 30, 2009

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2009	Portion)	2009	Portion)	2009
Interest rate contracts	$9,642	Interest Expense	$(12,262)	Other Income (Expense)	$(261)

At June 30, 2010, ($26,449) of AOCI is expected to be reclassified into interest expense over the next 12 months associated with interest rate derivatives.

The Company is required to provide collateral in the form of vessel assets to support the interest rate swap agreements, excluding vessel assets of Baltic Trading.  At June 30, 3010 each of the Company’s thirty-five vessels, excluding Baltic Trading’s vessels, served as collateral in the aggregate amount of $100,000.

11 - ACCUMULATED OTHER COMPREHENSIVE (DEFICIT) INCOME

The components of AOCI included in the accompanying condensed consolidated balance sheets consist of net unrealized gain (loss) on cash flow hedges, net unrealized gain (loss) from investments, and cumulative currency translation adjustments on the investment in Jinhui stock as of June 30, 2010 and December 31, 2009.

	AOCI	Net Unrealized Loss on Cash Flow Hedges	Unrealized Gain (Loss) on Investments	Currency Translation Gain (Loss) on Investments
AOCI — January 1, 2010	$13,589	$(41,819)	$43,364	$12,044
Unrealized loss on investments	(10,336)		(10,336)
Translation loss on investments	(8,565)			(8,565)
Unrealized loss on cash flow hedges	(8,789)	(8,789)
AOCI — June 30, 2010	$(14,101)	$(50,608)	$33,028	$3,479

12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments, which are equal to such instrument’s carrying values at June 30, 2010 and December 31, 2009, are as follows:

	June 30, 2010	December 31, 2009
Cash and cash equivalents	$196,139	$188,267
Restricted cash	12,000	17,500
Investments	53,281	72,181
Floating rate debt	1,311,975	1,327,000
Derivative instruments — asset position	—	2,108
Derivative instruments — liability position	50,785	44,139

The fair value of the investments is based on quoted market rates.  The fair value of the 2007 Credit Facility and 2010 Baltic Trading Credit Facility is estimated based on current rates offered to the Company for similar debt of the same remaining maturities.  Additionally, the Company considers its creditworthiness in determining the fair value of the revolving credit facilities.  The carrying value approximates the fair market value for these floating rate loans.  The fair value of the interest rate swaps is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of both the swap counterparty and the Company.

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

The following table summarizes the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

	June 30, 2010
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents	$—	$—	$—
Investments	53,281	53,281	—
Derivative instruments — asset position	—	—	—
Derivative instruments — liability position	50,785	—	50,785

	December 31, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents	$75,057	$75,057	$—
Investments	72,181	72,181	—
Derivative instruments — asset position	2,108	—	2,108
Derivative instruments — liability position	44,139	—	44,139

The Company held an investment of $0 and $75,057 in the JPMorgan US Dollar Liquidity Fund Institutional at June 30, 2010 and December 31, 2009, respectively.  The JPMorgan US Dollar Liquidity Fund Institutional is a money market fund which invests its assets in high quality transferable short term US Dollar denominated fixed and floating rate debt securities and has a portfolio with a weighted average investment maturity not to exceed sixty days.  The value of this fund is publicly available and is considered a Level 1 item.  The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company’s interest rate derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR.  The Company has elected to use the income approach to value the derivatives, using observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  Refer to Note 10 — Interest Rate Swap Agreements for further information regarding the Company’s interest rate swap agreements.  ASC 820-10 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments in an asset or liability position and did not have a material impact on the fair value of these derivative instruments.  As of June 30, 2010, both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

13 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2010	December 31, 2009
Lubricant inventory and other stores	$4,994	$3,971
Prepaid items	4,671	3,086
Insurance receivable	1,458	1,408
Interest receivable on deposits for vessels to be acquired	23	—
Other	957	1,719
Total	$12,103	$10,184

14 - OTHER ASSETS, NET

Other assets, net consist of the following:

(i)  Deferred financing costs, which include fees, commissions and legal expenses associated with securing loan facilities.  These costs are amortized over the life of the related debt, and are included in interest expense.  The Company had unamortized deferred financing costs of $8,636 and $7,494 at June 30, 2010 and December 31, 2009, respectively.  The December 31, 2009 unamortized deferred financing costs consist entirely of fees associated with the 2007 Credit Facility; however, the June 30, 2010 unamortized deferred financing costs consists of $6,957 of fees related to the 2007 Credit Facility, $205 of fees related to the $253,000 and $100,000 secured term loan facilities and $1,474 of fees related to Baltic Trading’s 2010 Credit Facility.  Accumulated amortization of deferred financing costs related to the 2007 Credit Facility and Baltic Trading’s 2010 Credit Facility as of June 30, 2010 and December 31, 2009 was $3,187 and $2,585, respectively.  The Company has incurred deferred financing costs of $10,074 in total for the existing 2007 Credit Facility, $205 for the $253,000 and $100,000 secured term loan facilities and $1,545 in total for the 2010 Baltic Trading Credit Facility.  Amortization expense for deferred financing costs for the three months ended June 30, 2010 and 2009 was $338 and $267, respectively.  Amortization expense for deferred financing costs for the six months ended June 30, 2010 and 2009 was $602 and $497, respectively.  (Refer to Note 23 — Subsequent Events for further information regarding the $253,000 and $100,000 secured term loan facilities.)

(ii) Deferred registration costs include costs associated with preparing Baltic Trading for a public offering.  These costs, which existed as of December 31, 2009, were offset against proceeds received from the initial public offering, which was completed on March 15, 2010.  The Company has deferred registration costs of $0 and $834 at June 30, 2010 and December 31, 2009, respectively.

15 - FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2010	December 31, 2009
Fixed assets:
Vessel equipment	$2,270	$2,118
Leasehold improvements	1,146	1,146
Furniture and fixtures	347	347
Computer equipment	468	401
Total cost	4,231	4,012
Less: accumulated depreciation and amortization	1,783	1,554
Total	$2,448	$2,458

Depreciation and amortization expense for fixed assets for the three months ended June 30, 2010 and 2009 was $125 and $102, respectively.  Depreciation and amortization expense for fixed assets for the six months ended June 30, 2010 and 2009 was $243 and $184, respectively.

16 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2010	December 31, 2009
Accounts payable	$4,603	$3,171
Accrued general and administrative expenses	10,371	8,409
Accrued vessel operating expenses	6,116	7,029

Total	$21,090	$18,609

17 - REVENUE FROM TIME CHARTERS

Total revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, for the three months ended June 30, 2010 and 2009 was $105,337 and $93,701, respectively, and for the six months ended June 30, 2010 and 2009 was $200,018 and $190,351, respectively.  Included in revenues for the three and six months ended June 30, 2010 and 2009 was $65 and $1,123, respectively, of profit sharing revenue during both periods.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of July 29, 2010 is expected to be $153,359 for the remaining two quarters of 2010, $105,124 during 2011 and $36,585 during 2012, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For most drydockings, the Company assumes twenty days of offhire.  Future minimum revenue excludes revenue earned for the five vessels currently in pool arrangements, namely the Genco Explorer, Genco Pioneer, Genco Progress, Genco Reliance, and Genco Sugar, as pool rates cannot be estimated.  Additionally, future minimum revenue excludes revenue to be earned for Baltic Trading’s vessels that are on spot market-related time charters as spot rates cannot be estimated, namely the Baltic Bear, Baltic Jaguar, Baltic Leopard and Baltic Panther.

18 - LEASE PAYMENTS

In September 2005, the Company entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company had a deferred rent credit at June 30, 2010 and December 31, 2009 of $677 and $687, respectively.  Rent expense for the three months ended June 30, 2010 and 2009 was $117 for each respective period.  Rent expense for the six months ended June 30, 2010 and 2009 was $233 for each respective period.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $254 for the remainder of 2010, $518 annually for 2011 through 2014 and a total of $3,097 for the remaining term of the lease.

19 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan which is available to full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g),

404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis.  The matching contribution vests immediately.  For the three months ended June 30, 2010 and 2009, the Company’s matching contribution to the 401(k) plan was $42 and $32, respectively, and for the six months ended June 30, 2010 and 2009, the Company’s matching contribution to the 401(k) plan was $99 and $85, respectively.

20 - NONVESTED STOCK AWARDS

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

The following table presents a summary of the Company’s nonvested stock awards for the six months ended June 30, 2010 under the GS&T Plan:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2010	437,000	$25.86
Granted	90,000	22.76
Vested	(15,000)	24.93
Forfeited	—	—

Outstanding at June 30, 2010	512,000	$25.34

The total fair value of shares that vested under the GS&T Plan during the six months ended June 30, 2010 and 2009 was $331 and $263, respectively.

For the three and six months ended June 30, 2010 and 2009, the Company recognized nonvested stock amortization expense for the GS&T Plan, which is included in general, administrative and management fees, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
General, administrative and management fees	$1,145	$1,091	$2,190	$2,323

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2010, unrecognized compensation cost related to nonvested stock will be recognized over a weighted average period of 5.00 years.

On March 3, 2010, Baltic Trading’s board of directors approved the Baltic Trading Limited 2010 Equity Incentive Plan (the “Baltic Trading Plan”).  Under the Baltic Trading Plan, Baltic Trading’s board of directors, the compensation committee, or another designated committee of the board of directors may grant a variety of stock-

based incentive awards to officers, directors, and executive, managerial, administrative and professional employees of and consultants to Baltic Trading or the Company whom the compensation committee (or other committee of the board of directors) believes are key to Baltic Trading’s success.  Awards may consist of restricted stock, restricted stock units, stock options, stock appreciation rights and other stock or cash-based awards.  The aggregate number of shares of common stock available for award under the Baltic Trading Plan is 2,000,000 common shares.

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

The following table presents a summary of Baltic Trading’s nonvested stock awards for the six months ended June 30, 2010 under the Baltic Trading Plan:

	Number of Common Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2010	—	$—
Granted	478,500	14.00
Vested	—	—
Forfeited	—	—

Outstanding at June 30, 2010	478,500	$14.00

The total fair value of shares that vested under the Baltic Trading Plan during the six months ended June 30, 2010 and 2009 was $0 during both periods.

For the three and six months ended June 30, 2010, the Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in general, administrative and management fees, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
General, administrative and management fees	$882	$—	$1,093	$—

The Company is amortizing Baltic Trading’s grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2010, unrecognized compensation cost related to nonvested stock will be recognized over a weighted average period of 3.63 years.

21 - SHARE REPURCHASE PROGRAM

On February 13, 2008, the Company’s board of directors approved a share repurchase program for up to a total of $50,000 of the Company’s common stock.  Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice.  Repurchases will be subject to restrictions under the 2007 Credit Facility.  Currently, the terms of the 2007 Credit Facility require the Company to suspend all share repurchases until the Company can represent that it is in a position to again satisfy the collateral maintenance covenant.  Refer to Note 9 — Long-Term Debt.

Since the inception of the share repurchase program through June 30, 2010, the Company repurchased and retired 278,300 shares of its common stock for $11,500.  No repurchases were made during the three and six months ended June 30, 2010 and 2009.

22 - LEGAL PROCEEDINGS

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

23 - SUBSEQUENT EVENTS

On July 14, 2010, GS&T entered into a commitment letter for a $100,000 secured term loan facility (“$100 Million Term Loan Facility”).  GS&T intends to use the $100 Million Term Loan Facility to fund or refund to GS&T a portion of the purchase price of the proposed acquisition of five vessels from companies within the Metrostar group of companies.  Under the terms of the commitment letter, the $100 Million Term Loan Facility would be drawn down in five equal tranches of $20,000 each, with one tranche per vessel.  The $100 Million Term Loan Facility would have a final maturity date of seven years from the date of the first drawdown, and borrowings under the facility would bear interest at LIBOR for an interest period of one, three or six months (as elected by GS&T), plus 3.00% per annum.  A commitment fee is payable on the undrawn committed amount of the $100 Million Term Loan Facility, which begins accruing on the date on which GS&T enters into definitive documentation for the facility.  Borrowings are to be repaid quarterly, with the outstanding principal amortized on a 13-year profile, with any outstanding amount under the $100 Million Term Loan Facility to be paid in full on the final maturity date.  Based on the current estimated delivery dates of the Metrostar vessels to be financed by the $100 Million Term Loan Facility, the Company estimates that, beginning with the quarter ended September 30, 2010, the Company’s required quarterly repayments will be approximately $500.  Once the last Metrostar vessel is delivered, which is expected to be during the third quarter of 2011, the required quarterly repayment will be approximately $1,900.  Borrowings under the $100 Million Term Loan Facility will be secured by liens on the vessels proposed to be acquired and other related assets.  Certain of GS&T’s subsidiaries, each of which will own one of the five vessels proposed to be acquired, will act as guarantors under the $100 Million Term Loan Facility.

The $100 Million Term Loan Facility will require GS&T to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, interest coverage and dividends; minimum working capital requirements; collateral maintenance requirements; and other covenants, most of which to be in principle and calculation similar to our covenants under the existing 2007 Credit Facility, except for the minimum cash requirement which is $750 per mortgaged vessels under this facility.  The $100 Million Term Loan Facility would include usual and customary events of default and remedies for facilities of this nature.  Availability of each tranche of the $100 Million Term Loan Facility will be subject to our acquisition of each of the five vessels from Metrostar and other conditions and documentation relating to the collateral securing the credit facility.

On July 16, 2010, GS&T entered into a commitment letter for a $253,000 senior secured term loan facility (“$253 Million Term Loan Facility”).  GS&T intends to use the $253 Million Term Loan Facility to fund a portion of the purchase price of the proposed acquisition of thirteen vessels from affiliates of Bourbon.  Under the terms of the commitment letter, the $253 Million Term Loan Facility would be drawn down in thirteen tranches in amounts based on the particular vessel being acquired, with one tranche per vessel.  The $253 Million Term Loan Facility would have a maturity date of five years from the date of the first drawdown under the facility (but in any case before August 15, 2015), and borrowings under the $253 Million Term Loan Facility would bear interest, as elected by GS&T, at LIBOR for an interest period of three or six months, plus 3.00% per annum.  A commitment fee is payable on the undrawn committed amount of the $253 Million Term Loan Facility, which begins accruing on the closing date of the credit facility.  Borrowings are to be repaid quarterly with outstanding principal amortized on a per vessel basis and any outstanding amount under the $253 Million Term Loan Facility to be paid in full on the maturity date.  Based on the current estimated delivery dates of the Bourbon vessels to be financed by the $253 Million Term Loan Facility, the Company estimates that, beginning on November 30, 2010, the Company’s required quarterly repayment will be approximately $4,700.  Once the last Bourbon vessel is delivered, which is expected to be during the first quarter of 2011, the required quarterly repayment will be approximately $5,100.  Borrowings under the $253 Million Term Loan Facility will be secured by liens on the vessels proposed to be acquired and other related assets.  Certain of GS&T’s subsidiaries, each of which will own one of the vessels proposed to be acquired, will act as guarantors under the credit facility.

The $253 Million Term Loan Facility will require GS&T to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, liquidity and interest coverage; dividends; collateral maintenance requirements; and other covenants, most of which to be in principle and calculation similar to our covenants under the existing 2007 Credit Facility, except for the minimum cash requirement, which is $750 per mortgaged vessel under this facility.  The $253 Million Term Loan Facility is expected to include usual and customary events of default and remedies for facilities of this nature.  Availability of each tranche of the $253 Million Term Loan Facility will be subject to the delivery of each vessel from Bourbon and other conditions and documentation relating to the collateral securing the $253 Million Term Loan Facility.

On July 21, 2010, GS&T entered into an Underwriting Agreement (the “Notes Underwriting Agreement”) with Deutsche Bank Securities Inc., BNP Paribas Securities Corp. and Credit Suisse Securities USA (the “Representatives”), as representatives for the several underwriters referred to in the Notes Underwriting Agreement, relating to the issuance and sale in a public offering of $110,000 aggregate principal amount of the 5.00% Convertible Senior Notes due August 15, 2015 (the “Notes”).  In connection with this offering, GS&T granted the underwriters a 30-day option to purchase up to an additional $15,000 aggregate principal amount of convertible senior notes, which the underwriters exercised in full on July 22, 2010. The offering of the Notes has been registered under the Securities Act of 1933, as amended (the “Securities Act”), by GS&T as part of its Registration Statement on Form S-3 (No. 333-155758) (the “Form S-3”) filed with the Securities and Exchange Commission (the “SEC”) and was consummated on July 27, 2010.

On July 21, 2010, GS&T also entered into an underwriting agreement (the “Common Stock Underwriting Agreement”) with the Representatives, as representatives for the several underwriters referred to in the Common Stock Underwriting Agreement, pursuant to which GS&T agreed to sell to such underwriters an aggregate of 3,125,000 shares (together with the 468,750 additional shares referred to below, the “Shares”) of common stock, par value $0.01 per share, of GS&T (the “Common Stock”), at a purchase price of $15.28 per share (the “Purchase Price”), which reflects a price to the public of $16.00 per share less underwriting discounts and commissions of $0.72 per share. In connection with this offering, GS&T granted the underwriters a 30-day option to purchase up to an additional 468,750 shares of Common Stock at a price per share equal to the Purchase Price, which the underwriters exercised in full on July 22, 2010. The offering of the Common Stock has been registered under the Securities Act by GS&T as part of the Form S-3 filed with the SEC and was consummated on July 27, 2010.

On July 26, 2010, GS&T took delivery of the Genco Ocean, a 34,409 dwt Handysize newbuilding, from a company within the Metrostar group of companies.  GS&T utilized its available cash to pay the remaining balance of $29,925 for the Genco Ocean.  GS&T intends to use the $100 Million Term Loan Facility to refund $20,000 associated with the purchase of this vessel to GS&T upon the closing of the facility.

On July 29, 2010, GS&T took delivery of the Genco Lorraine, a 53,416 dwt Supramax vessel, from an affiliate of Bourbon SA.  GS&T utilized its available cash, including proceeds from the Company’s recently completed concurrent offering of Notes and common stock, to pay the remaining balance of $29,160 for the Genco Lorraine.  GS&T intends to use the $253 Million Term Loan Facility to refund $20,000 associated with the purchase of this vessel to GS&T upon the closing of the facility.

On August 4, 2010, GS&T took delivery of the Genco Loire, a 53,416 dwt Supramax vessel, from an affiliate of Bourbon SA.  GS&T utilized its available cash, including proceeds from the Company’s recently completed concurrent offering of Notes and common stock to pay the remaining balance of $29,160 for the Genco Loire.  GS&T intends to use the $253 Million Term Loan Facility to refund $20,000 associated with the purchase of this vessel to GS&T upon the closing of the facility.

On August 4, 2010, Baltic Trading took delivery of the Baltic Wind, a 34,409 dwt Handysize vessel, from a company within the Metrostar group of companies.  Baltic Trading utilized the 2010 Baltic Trading Credit Facility to pay the remaining balance of $29,925 for the Baltic Wind.

On August 9, 2010, Baltic Trading announced a dividend of $0.16 per share to be paid on or about August 26, 2010 to shareholders of record as of August 19, 2010.  The aggregate amount of the dividend is expected to be approximately $3,596, which Baltic Trading anticipates will be funded from cash on hand at the time payment is to be made.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) acts of war, terrorism, or piracy; (ix) changes in the condition of the our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (x) the number of offhire days needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims including offhire days; (xi) our acquisition or disposition of vessels; (xii) the completion of definitive documentation with respect to time charters; (xiii) charterers’ compliance with the terms of their charters in the current market environment; (xiv) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, our agreements to acquire vessels; (xv) completion of definitive documentation for the $253 Million Term Loan Facility and the $100 Million Term Loan Facility; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent reports on Form 8-K and Form 10-Q.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company incorporated on September 27, 2004 to transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding vessels of Baltic Trading Limited (“Baltic Trading”), as of August 9, 2010, our fleet consisted of nine Capesize, eight Panamax, six Supramax, six Handymax and nine Handysize drybulk carriers, with an aggregate carrying capacity of approximately 3,045,000 dwt, and the average age of our fleet was approximately 6.9 years, as compared to the average age for the world fleet of approximately 15 years for the drybulk shipping segments in which we compete.  After the expected delivery of four Handysize vessels and eleven Supramax vessels that we have agreed to acquire and retain, we will own a fleet of fifty-three drybulk vessels, consisting of nine Capesize, eight Panamax, seventeen Supramax, six Handymax and thirteen Handysize vessels, excluding the vessels of Baltic Trading.  We seek to deploy our vessels on time charters, or in vessel pools trading in the spot market, to reputable charterers, including Lauritzen Bulkers A/S or LB/IVS Pool, in which Lauritzen Bulkers A/S acts as the pool manager (collectively, “Lauritzen Bulkers”), Cargill International S.A., Pacific Basin Chartering Ltd., COSCO Bulk Carriers Co., Ltd., and Hyundai Merchant Marine Co. Ltd.  The majority of the vessels in our current fleet are presently engaged under time charter contracts that expire (assuming the option periods in the time charters are not exercised) between August 2010 and October 2012.

In addition, as of August 9, 2010, Baltic Trading’s fleet consisted of one Capesize, four Supramax and one Handysize drybulk carriers.  After the expected delivery of one Capesize vessel and two Handysize vessels that Baltic Trading has agreed to acquire, Baltic Trading will own a fleet of nine drybulk vessels, consisting of two Capesize, four Supramax and three Handysize vessels with an aggregate carrying capacity of approximately 671,000 dwt.

See pages 38-41 for a table of all vessels that have been delivered or are expected to be delivered to us, including Baltic Trading’s vessels.

We intend to continue to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow. In connection with the acquisitions and deliveries made during 2007 through 2009 and our growth strategy, we negotiated the 2007 Credit Facility that we have used to acquire vessels.

On June 3, 2010, we entered into an agreement to purchase a total of eight Handysize drybulk vessels, including five newbuildings, from companies within the Metrostar group of companies for an aggregate purchase price of $266.0 million.  Five of these vessels will be owned by us and three will be owned by Baltic Trading.  Additionally, on June 24, 2010, we entered into a Master Agreement with Bourbon SA (“Bourbon”) to purchase sixteen drybulk vessels, including two newbuildings, for an aggregate purchase price of $545.0 million.  We will retain thirteen of the sixteen vessels, including one newbuilding, and the remaining three vessels will be resold immediately to Maritime Equity Partners LLC (“MEP”), a company controlled by our Chairman, Peter C. Georgiopoulos.  Refer to Note 5 — Vessel Acquisitions and Dispositions in our condensed financial statements for further information.  The vessels are all planned to be delivered between July 2010 and September 2011.

In order to fund the acquisition of these vessels, we entered into commitment letters for two senior secured term loan facilities during July 2010.  One is a $253 million senior secured term loan facility intended to be utilized to fund a portion of the purchase price of the proposed acquisition of thirteen vessels from affiliate of Bourbon SA.  The other is $100 million senior secured term loan facility intended to be utilized to fund or refund to us a portion of the purchase price of the proposed acquisition of fives vessels from companies within the Metrostar group of companies.  The Baltic Trading vessels will be funded utilizing its $100 million senior secured revolving credit facility for bridge financing.

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

Baltic Trading, formerly a wholly-owned subsidiary of the Company at December 31, 2009, completed its initial public offering, or IPO, on March 15, 2010.  As of June 30, 2010, the Company owned, directly or indirectly, 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 25.35% ownership interest in Baltic Trading at June 30, 2010 and 83.59% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Baltic Trading is consolidated with the Company as we control a majority of the voting interest in Baltic Trading.  Management’s discussion and analysis of the Company’s results of operations and financial condition in this section includes the results of Baltic Trading.

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

The Company has agreed to provide technical services for vessels which MEP agreed to buy.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation.  They will not include chartering services.  The services will be provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  MEP will have the right to cancel provision of services on 60 days notice with payment of a one-year termination fee or without fee upon a Company change of control.  The Company may terminate provision of the services at any time on 60 days notice.  Mr. Georgiopoulos is a minority investor, and affiliates of Oaktree Capital Management, L.P., of which Stephen A. Kaplan is a principal, are majority investors in MEP.  This arrangement was approved by an independent committee of the Company’s Board of Directors.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and six months ended June 30, 2010 and 2009 on a consolidated basis, which includes the operations of Baltic Trading.

	For the three months ended June 30,		Increase
	2010	2009	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	866.6	546.0	320.6	58.7%
Panamax	728.0	728.0	—	—
Supramax	591.2	364.0	227.2	62.4%
Handymax	546.0	546.0	—	—
Handysize	728.0	728.0	—	—

Total	3,459.8	2,912.0	547.8	18.8%

Available days (2)
Capesize	855.5	546.0	309.5	56.7%
Panamax	728.0	716.5	11.5	1.6%
Supramax	583.9	364.0	219.9	60.4%
Handymax	546.0	529.2	16.8	3.2%
Handysize	717.6	710.3	7.3	1.0%

Total	3,431.0	2,866.1	564.9	19.7%

Operating days (3)
Capesize	853.6	545.4	308.3	56.5%
Panamax	717.9	711.5	6.4	0.9%
Supramax	582.4	363.3	219.1	60.3%
Handymax	540.3	527.5	12.8	2.4%
Handysize	716.0	697.1	18.9	2.7%

Total	3,410.1	2,844.7	565.4	19.9%

Fleet utilization (4)
Capesize	99.8%	99.9%	(0.1)%	(0.1)%
Panamax	98.6%	99.3%	(0.7)%	(0.7)%
Supramax	99.7%	99.8%	(0.1)%	(0.1)%
Handymax	98.9%	99.7%	(0.8)%	(0.8)%
Handysize	99.8%	98.1%	1.7%	1.7%
Fleet average	99.4%	99.3%	0.1%	0.1%

	For the three months ended June 30,		Increase
	2010	2009	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$44,233	$60,270	$(16,037)	(26.6)%
Panamax	30,849	29,375	1,474	5.0%
Supramax	24,468	29,064	(4,596)	(15.8)%
Handymax	27,875	26,215	1,660	6.3%
Handysize	20,087	19,721	366	1.9%

Fleet average	30,405	32,245	(1,840)	(5.7)%

Daily vessel operating expenses (6)
Capesize	$5,330	$5,205	$125	2.4%
Panamax	4,728	4,912	(184)	(3.7)%
Supramax	4,586	4,310	276	6.4%
Handymax	4,234	4,245	(11)	(0.3)%
Handysize	4,225	4,071	154	3.8%

Fleet average	4,671	4,556	115	2.5%

	For the six months ended June 30,		Increase
	2010	2009	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,676.6	1,086.0	590.6	50.4%
Panamax	1,448.0	1,448.0	—	—
Supramax	951.2	724.0	227.2	31.4%
Handymax	1,086.0	1,086.0	—	—
Handysize	1,448.0	1,448.0	—	—

Total	6,609.8	5,792.0	817.8	14.1%

Available days (2)
Capesize	1,649.9	1,086.0	563.9	51.9%
Panamax	1,448.0	1,436.5	11.5	0.8%
Supramax	932.5	724.0	208.5	28.8%
Handymax	1,073.4	1,052.6	20.8	2.0%
Handysize	1,433.8	1,430.3	3.5	0.2%

Total	6,537.6	5,729.5	808.1	14.1%

Operating days (3)
Capesize	1,648.0	1,085.4	562.6	51.8%
Panamax	1,435.5	1,407.5	28.1	2.0%
Supramax	930.1	707.5	222.6	31.5%
Handymax	1,058.4	1,045.9	12.6	1.2%
Handysize	1,432.2	1,415.3	16.9	1.2%

Total	6,504.2	5,661.5	842.7	14.9%

Fleet utilization (4)
Capesize	99.9%	99.9%	—	—
Panamax	99.1%	98.0%	1.1%	1.1%
Supramax	99.7%	97.7%	2.0%	2.0%
Handymax	98.6%	99.4%	(0.8)%	(0.8)%
Handysize	99.9%	99.0%	0.9%	0.9%
Fleet average	99.5%	98.8%	0.7%	0.7%

	For the six months ended June 30,		Increase
	2010	2009	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$44,775	$59,260	$(14,485)	(24.4)%
Panamax	30,470	29,580	890	3.0%
Supramax	24,514	29,855	(5,341)	(17.9)%
Handymax	27,313	29,076	(1,763)	(6.1)%
Handysize	19,524	19,870	(346)	(1.7)%

Fleet average	30,326	32,724	(2,398)	(7.3)%

Daily vessel operating expenses (6)
Capesize	$5,411	$5,192	$219	4.2%
Panamax	4,614	5,220	(606)	(11.6)%
Supramax	4,598	4,607	(9)	(0.2)%
Handymax	4,474	4,481	(7)	(0.2)%
Handysize	4,186	4,192	(6)	(0.1)%

Fleet average	4,697	4,743	(46)	(1.0)%

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

(2) Available days.  We define available days as the number of our ownership days in a period less the aggregate number of days that our vessels are off-hire due to scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. Companies in the shipping industry generally use available days to measure the number of days in a period during which vessels should be capable of generating revenues.

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

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Voyage revenues (in thousands)	$105,337	$93,701	$200,018	$190,351
Voyage expenses (in thousands)	1,018	1,284	1,755	2,863
Net voyage revenue (in thousands)	$104,319	$92,417	198,263	$187,488
Total available days	3,431.0	2,866.1	6,537.6	5,729.5
Total TCE rate	$30,405	$32,245	$30,326	$32,724

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

Operating Data

	For the three months ended June 30,
	2010	2009	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenues	$105,337	$93,701	$11,636	12.4%

Operating Expenses:
Voyage expenses	1,018	1,284	(266)	(20.7)%
Vessel operating expenses	16,160	13,268	2,892	21.8%
General, administrative and management fees	7,164	4,964	2,200	44.3%
Depreciation and amortization	26,259	20,933	5,326	25.4%
Other operating income	(206)	—	(206)	100.0%

Total operating expenses	50,395	40,449	9,946	24.6%

Operating income	54,942	53,252	1,690	3.2%
Other (expense) income	(15,565)	(15,635)	70	(0.4)%

Net income before income taxes	$39,377	$37,617	1,760	4.7%
Income tax expense	(719)	—	(719)	100.0%

Net income	$38,658	$37,617	$1,041	2.8%
Less: Net income attributable to noncontrolling interest	1,899	—	1,899	100.0%
Net income attributable to Genco Shipping & Trading Limited	$36,759	$37,617	$(858)	(2.3)%

Earnings per share - Basic	$1.17	$1.20	$(0.03)	(2.5)%
Earnings per share - Diluted	$1.16	$1.20	$(0.04)	(3.3)%
Dividends declared and paid per share	$—	$—	$—	—
Weighted average common shares outstanding - Basic	31,413,874	31,268,394	145,480	0.5%
Weighted average common shares outstanding - Diluted	31,562,879	31,434,814	128,065	0.4%

EBITDA (1)	$79,299	$73,884	$5,415	7.3%

	For the six months ended June 30,
	2010	2009	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)

Revenues	$200,018	$190,351	$9,667	5.1%

Operating Expenses:
Voyage expenses	1,755	2,863	(1,108)	(38.7)%
Vessel operating expenses	31,047	27,469	3,578	13.0%
General, administrative and management fees	12,960	9,736	3,224	33.1%
Depreciation and amortization	51,094	41,882	9,212	22.0%
Other operating income	(206)	—	(206)	100.0%

Total operating expenses	96,650	81,950	14,700	17.9%

Operating income	103,368	108,401	(5,033)	(4.6)%
Other (expense) income	(30,892)	(29,542)	(1,350)	4.6%

Net income before income taxes	$72,476	$78,859	(6,383)	(8.1)%
Income tax expense	(719)	—	(719)	100.0%

Net income	$71,757	$78,859	$(7,102)	(9.0)%
Less: Net income attributable to noncontrolling interest	1,550	—	1,550	100.0%
Net income attributable to Genco Shipping & Trading Limited	$70,207	$78,859	$(8,652)	(11.0)%

Earnings per share - Basic	$2.24	$2.52	$(0.28)	(11.1)%
Earnings per share - Diluted	$2.23	$2.51	$(0.28)	(11.2)%
Dividends declared and paid per share	$—	$—	$—	—
Weighted average common shares outstanding - Basic	31,409,858	31,264,460	145,398	0.5%
Weighted average common shares outstanding - Diluted	31,553,226	31,393,333	159,893	0.5%

EBITDA (1)	$152,937	$150,000	$2,937	2.0%

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

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Net income attributable to Genco Shipping & Trading Limited	$36,759	$37,617	$70,207	$78,859
Net interest expense	15,562	15,334	30,917	29,259
Income tax expense	719	—	719	—
Depreciation and amortization	26,259	20,933	51,094	41,882

EBITDA (1)	$79,299	$73,884	$152,937	$150,000

Results of Operations

The following tables set forth information about the vessels in our fleet, including Baltic Trading’s vessels, as of August 5, 2010:

Genco Shipping & Trading Limited

					Net Revenue	Expected
Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)	Daily Rate (3)	Delivery (4)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	December 2010	39,000		—
Genco Tiberius	2007	Cargill International S.A.	August 2010	44,000		—
Genco London	2007	SK Shipping Co., Ltd	August 2010	57,500	64,250	—
Genco Titus	2007	Cargill International S.A.	September 2011	45,000(5)	46,250	—
Genco Constantine	2008	Cargill International S.A.	August 2012	52,750(5)		—
Genco Hadrian	2008	Cargill International S.A.	October 2012	65,000(5)		—
Genco Commodus	2009	Morgan Stanley Capital Group Inc.	June 2011	36,000		—
Genco Maximus	2009	Cargill International S.A.	September 2010	10,000		—
Genco Claudius	2010	Cargill International S.A.	November 2010	36,000		—

Panamax Vessels
Genco Beauty	1999	D/S Norden A/S	April 2011	27,000		—
Genco Knight	1999	Swissmarine Services S.A.	March 2011	25,000		—
Genco Leader	1999	Klaveness Chartering	December 2010	20,000		—
Genco Vigour	1999	Global Maritime Investments Ltd.	November 2010	24,000		—
Genco Acheron	1999	Global Chartering Ltd (a subsidiary of ArcelorMittal Group)	July 2011	55,250		—
Genco Surprise	1998	Hanjin Shipping Co., Ltd.	December 2010	42,100		—
Genco Raptor	2007	COSCO Bulk Carriers Co., Ltd.	April 2012	52,800		—
Genco Thunder	2007	Klaveness Chartering	August 2010	22,250		—

Supramax Vessels
Genco Predator	2005	Pacific Basin Chartering Ltd	April 2011	22,500		—

Genco Warrior	2005	Hyundai Merchant Marine Co. Ltd.	November 2010	38,750	—
Genco Hunter	2007	Pacific Basin Chartering Ltd.	February 2011	21,750	—
Genco Cavalier	2007	Pacific Basin Chartering Ltd	September 2010	22,250	—
Genco Aquitaine	2009	(6)	May 2012	20,000(7)	Q3 2010
Genco Ardennes	2009	—	—	—	Q3 2010
Genco Auvergne	2009	—	—	—	Q3 2010
Genco Bourgogne	2010	Setaf Saget SAS	15 to 17.5 months from delivery	19,900(8)	Q3 2010
Genco Brittany	2010	(6)	January 2015	26,200	Q3 2010
Genco Languedoc	2010	(6)	January 2015	26,500	Q3 2010
Genco Loire	2009	TMT Bulk Corporation	October 2010	13,000	—
Genco Lorraine	2009	Olam International Limited	July 2012	18,500	—
Genco Normandy	2007	—	—	—	Q3 2010
Genco Picardy	2005	Rizzo-Bottiglieri-de Carlini Armatori SPA	November 2010	17,100	Q3 2010
Genco Provence	2004	—	—	—	Q3 2010
Genco Pyrenees	2010	Setaf Saget SAS	11 to 13.5 months from delivery	19,000(8)	Q3 2010
Genco Rhone	2011(4)	—	—	—	Q1 2011

Handymax Vessels
Genco Success	1997	Korea Line Corporation	February 2011	33,000(9)	—
Genco Carrier	1998	Louis Dreyfus Corporation	March 2011	37,000	—
Genco Prosperity	1997	Pacific Basin Chartering Ltd	June 2011	37,000	—
Genco Wisdom	1997	Hyundai Merchant Marine Co. Ltd.	February 2011	34,500	—
Genco Marine	1996	STX Pan Ocean Co. Ltd.	April 2011	20,000	—
Genco Muse	2001	Global Maritime Investments Ltd.	December 2010	17,750	—

Handysize Vessels
Genco Explorer	1999	Lauritzen Bulkers A/S	November 2010	Spot(10)	—
Genco Pioneer	1999	Lauritzen Bulkers A/S	November 2010	Spot(10)	—
Genco Progress	1999	Lauritzen Bulkers A/S	August 2011	Spot(10)	—
Genco Reliance	1999	Lauritzen Bulkers A/S	August 2011	Spot(10)	—
Genco Sugar	1998	Lauritzen Bulkers A/S	August 2011	Spot(10)	—
Genco Charger	2005	Pacific Basin Chartering Ltd.	November 2010	24,000	—
Genco Challenger	2003	Pacific Basin Chartering Ltd.	November 2010	24,000	—
Genco Champion	2006	Pacific Basin Chartering Ltd.	December 2010	24,000	—
Genco Bay	2010	Cargill International S.A.	February 2013	8,500—13,500 with 50% profit sharing (11)	Q3 2010
Genco Ocean	2010	Cargill International S.A.	June 2013	8,500—13,500 with 50% profit sharing (11)	—
Genco Avra	2011(4)	Cargill International S.A.	35—37 months after delivery	8,500—13,500 with 50% profit sharing (11)	Q1 2011
Genco Mare	2011(4)	Cargill International S.A.	46—48 months after delivery	BHSI Index plus 15% (12)	Q2 2011
Genco Spirit	2011(4)	Cargill International S.A.	35—37 months after delivery	8,500—13,500 with 50% profit sharing (11)	Q3 2011

(1) The charter expiration dates presented represent the earliest dates that the charters may be terminated in the ordinary course, in accordance with their respective terms. Except for the Genco Titus, Genco Constantine and Genco Hadrian, under the terms of each contract, the charterer is entitled to extend the time charters from two to four months in order to complete the vessel’s final voyage plus any time the vessel has been off-hire. The charterer of the Genco Titus and Genco Hadrian has the option to extend the charter for a period of one year. The Genco Constantine has the option to extend the charter for a period of eight months.

(2) Time charter rates presented are the gross daily charterhire rates before third-party commissions generally ranging from 1.25% to 5.00%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3) For the vessels acquired with a below-market time charter rate, the approximate amount of revenue on a daily basis to be recognized as revenues is displayed in the column named ‘‘Net Revenue Daily Rate’’ and is net of any third-party commissions. Since these vessels were acquired with existing time charters with below-market rates, we allocated the purchase price between the respective vessels and an intangible liability for the value assigned to the below-market charterhire. This intangible liability is amortized as an increase to voyage revenues over the minimum remaining terms of the applicable charters. The minimum remaining term for the Genco London expires on August 30, 2010 and the Genco Titus on September 26, 2011, at which point the respective liabilities were or will be amortized to zero and the vessels began or will begin earning the ‘‘Cash Daily Rate.’’ For cash flow purposes, we will continue to receive the rate presented in the ‘‘Cash Daily Rate’’ column until the charter expires.

(4) Built and delivery dates for vessels being delivered in the future are estimates based on guidance received from the sellers and/or the respective shipyards.

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

(6) These charters are subject to novation by the charterer.

(7) The rate is $20,000 per day until July 21, 2011 and $22,000 per day for the remainder of the charter period. The charter includes a 50% hire-based profit sharing component on the difference between the current rate and the rate that the charterer is sub-chartering the vessel.  This charter is subject to novation by the charterer.

(8) We have reached an agreement with Setaf Saget SAS, a subsidiary of Bourbon, to fix the Genco Pyrenees for 11 to 13.5 months from delivery at a rate of $19,000 per day less a 3.75% third-party brokerage commission and the Genco Bourgogne for 15 to 17.5 months at a rate of $19,900 per day less a 3.75% third-party brokerage commission.. The charters are subject to delivery of the vessel and related charter documentation.

(9) The time charter is for 35 to 37.5 months at a rate of $40,000 per day for the first 12 months, $33,000 per day for the following 12 months, $26,000 per day for the next 12 months and $33,000 per day thereafter less a 5% third-party commission. In all cases, the rate for the duration of the time charter will average $33,000 per day. For purposes of revenue recognition, the time charter contract is reflected on a straight-line basis at approximately $33,000 per day for 35 to 37.5 months.

(10) We have reached an agreement to enter these vessels into the LB/IVS Pool, in which Lauritzen Bulkers A/S acts as the pool manager. Under the pool agreement, we can currently withdraw up to two vessels with three months’ notice and the remaining three vessels with 12-months’ notice.

(11) The rate for the spot market-related time charter will be linked with a floor of $8,500 and a ceiling of $13,500 daily with a 50% profit sharing arrangement to apply to any amount above the ceiling. The rate will be based on 115% of the average of the daily rates of the Baltic Handysize Index (‘‘BHSI’’), as reflected in daily reports. Hire will be paid every 15 days in advance net of a 5.00% third-party brokerage commission.

(12) The rate for the spot market-related time charter will be based on 115% of the average of the daily rates of the BHSI, as reflected in daily reports. Hire will be paid every 15 days in advance net of a 5.0% brokerage commission.

Baltic Trading Limited

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure	Expected Delivery (2)

Capesize Vessels
Baltic Bear	2010	Cargill International S.A.	April 2011	BCI linked (4)	Delivered
Baltic Wolf	2010(3)	Cargill International S.A.	11 to 13.5 months from delivery	BCI linked (4)	Q4 2010
Supramax Vessels
Baltic Leopard	2009	Oldendorff GMBH and Co. KG. Lubeck	March 2011	BSI linked (5)	Delivered
Baltic Panther	2009	Oldendorff GMBH and Co. KG. Lubeck	March 2011	BSI linked (5)	Delivered
Baltic Jaguar	2009	Clipper Bulk Shipping N.V., Curacao	April 2011	BSI linked (5)	Delivered

Baltic Cougar	2009	AMN Bulkcarriers Inc.	July 2010 June 2011	19,750 BSI linked (6)	Delivered
Handysize Vessels
Baltic Wind	2009	Cargill International S.A.	May 2013	BHSI linked (7)	Delivered
Baltic Cove	2010	Cargill International S.A.	February 2014	BHSI linked (7)	Q3 2010
Baltic Breeze	2010(3)	Cargill International S.A.	46-48 months after delivery	BHSI linked (7)	Q3 2010

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

(3)          Year built for vessels being delivered in the future is an estimate based on guidance received from the sellers and the relevant shipyard.

(4)          Under the terms of the agreements, the rate for the spot market-related time charter will be based on the average of the daily rates of the Baltic Capesize Index (BCI), as reflected in daily reports. Hire will be paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to GS&T.  Baltic Trading will not be responsible for voyage expenses, including fuel.

(5)          The rate for the spot market-related time charter will be based on 95% of the average of the daily rates of the Baltic Supramax Index (BSI), as reflected in daily reports. Hire will be paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to GS&T. Baltic Trading will not be responsible for voyage expenses, including fuel. Specifically, for the Baltic Jaguar, the charterer will be able to deduct $5,000 from the average daily rates of the BSI for the first 50 days of charter since the vessel delivered to the charterer in Singapore-Japan range.

(6)          We have reached an agreement to enter the vessel in a spot market-related time charter based on 96% of the average of the daily rates of the Baltic Supramax Index (BSI), as reflected in daily reports. Hire will be paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to GS&T. Baltic Trading will not be responsible for voyage expenses, including fuel. The vessel commenced the spot market-related time charter following the expiration of its previous time charter on July 28, 2010.

(7)          The rate for each of the spot market-related time charters will be based on 115% of the average of the daily rates of the Baltic Handysize Index (BHSI), as reflected in daily reports. Hire will be paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T. Baltic Trading will not be responsible for voyage expenses, including fuel.

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

REVENUES-

For the three months ended June 30, 2010, revenues increased 12.4% to $105.3 million versus $93.7 million for the three months ended June 30, 2009.  Revenues increased by approximately $11.6 million primarily as a result of the increase in the size of our fleet and revenues earned by Baltic Trading’s vessels of $7.0 million offset by lower charter rates achieved for some of our vessels.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 5.7% to $30,405 a day for the three months ended June 30, 2010 from $32,245 a day for the three months ended June 30, 2009.  The decrease in TCE rates resulted from lower charter rates achieved in the second quarter of 2010 versus the second quarter of 2009 for seventeen vessels in our fleet offset by higher charter rates for fourteen of the vessels in our fleet.

For the three months ended June 30, 2010 and 2009, we had ownership days of 3,459.8 days and 2,912.0 days, respectively.  Fleet utilization was 99.4% and 99.3% for the three month periods ended June 30, 2010 and 2009, respectively.

The freight environment displayed seasonal weakness through the second quarter of 2010 with the Baltic Dry Index trading from a high of 4,209 to a low of 1,700 points. The index has moderately rebounded from previous lows and stands at 1,977 as of August 2, 2010.  The recent weakness has mainly been attributable to lower demand for iron ore cargoes stemming from a seasonal slowdown in Chinese iron ore imports as well as the wind down of the South American grain season. A shift towards a quarterly iron ore pricing system and reduced port congestion were also factors adding downward pressure to freight rates.

VOYAGE EXPENSES-

For the three months ended June 30, 2010 and 2009, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under time charters, spot market-related time charters, or in pools that require the charterer or pool to bear all of those expenses.

For the three months ended June 30, 2010 and 2009, voyage expenses were $1.0 million and $1.3 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $16.2 million from $13.3 million for the three months ended June 30, 2010 and 2009, respectively, due to the operation of a larger fleet.  This was primarily a result of the operation of five Baltic Trading vessels which were delivered during the second quarter of 2010 which accounted for $1.3 million of vessel operating expenses during the three months ended June 30, 2010.  Additionally, the increase was related to higher expenses related to the timing of repairs during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Daily vessel operating expenses increased to $4,671 per vessel per day for the three months ended June 30, 2010 from $4,556 per day for the three months ended June 30, 2009.  The increase in daily vessel operating expenses was due to higher repair costs as well as the costs of stores and spares, offset by lower costs associated with insurance during the three months ended June 30, 2010 versus the same period last year.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the first half of 2010, we budgeted daily vessel operating expenses at a weighted average rate of $5,350 per vessel per day.  Our actual daily vessel operating expenses per vessel for the three months ended June 30, 2010 have been $679 below the budgeted rate.  We expect DVOE for the second half of 2010 to be $5,100 per vessel per day.

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

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the three months ended June 30, 2010 and 2009, general, administrative and management fees were $7.2 million and $5.0 million, respectively.  The increase in general, administrative and management fees was primarily due to costs associated with the operation of Baltic Trading, which resulted in $1.4 million of additional expenses, as well as the addition of personnel as the fleet expanded.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  The increase in general, administrative and management fees was a result of the operation of a larger fleet as well as an increase in monthly management fees.

DEPRECIATION AND AMORTIZATION-

For the three months ended June 30, 2010, depreciation and amortization charges grew to $26.3 million from $20.9 million for the three months ended June 30, 2009.  The increase was primarily due to the operation of a larger fleet, including the five Baltic Trading vessels delivered during the second quarter of 2010 which accounted for $1.2 million of the increase.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended June 30, 2010 and 2009, net interest expense was $15.6 million and $15.3 million, respectively.  Net interest expense consisted primarily of interest expense under our 2007 Credit Facility during both periods.  Additionally, interest income, unused commitment fees associated with the Baltic Trading 2010 Credit Facility and amortization of deferred financing costs related to the 2007 Credit Facility and Baltic Trading 2010 Credit Facility are included in both periods.  The increase in net interest expense for the second quarter of 2010 versus the second quarter of 2009 was primarily a result of higher outstanding debt due to the acquisition of additional vessels during the second quarter through the fourth quarter of 2009 offset by a decrease in LIBOR rates.

INCOME TAX EXPENSE-

For the three months ended June 30, 2010, income tax expense was $719 as compared to $0 during the three months ended June 30, 2009.  This income tax expense includes federal, state and local income taxes on net income earned by Genco (USA), one of our wholly owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco USA, which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our condensed financial statements for further information.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the three months ended June 30, 2010, net income attributable to noncontrolling interest was $1.9 million as compared to $0 during the three months ended June 30, 2009.  This amount represents the net income attributable to the noncontrolling interest of Baltic Trading, which completed its IPO on March 15, 2010.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

REVENUES-

For the six months ended June 30, 2010, revenues increased 5.1% to $200.0 million versus $190.4 million for the six months ended June 30, 2009.  Revenues increased by approximately $9.7 million primarily as a result of the increase in the size of our fleet and revenue earned by Baltic Trading’s vessels of $7.0 million offset by lower charter rates achieved for some of our vessels.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 7.3% to $30,326 a day for the six months ended June 30, 2010 from $32,724 a day for the six months ended June 30, 2009.  The decrease in TCE rates resulted from lower charter rates achieved during the six months ended June 30, 2010 versus the same period last year for twenty-one vessels in our fleet offset by higher charter rates for thirteen of the vessels in our fleet.

For the six months ended June 30, 2010 and 2009, we had ownership days of 6,609.8 days and 5,792.0 days, respectively.  Fleet utilization was 99.5% and 98.8% for the six month periods ended June 30, 2010 and 2009, respectively.

VOYAGE EXPENSES-

For the six months ended June 30, 2010 and 2009, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under time charters, spot market-related time charters, or in pools that require the charterer or pool to bear all of those expenses.

For the six months ended June 30, 2010 and 2009, voyage expenses were $1.8 million and $2.9 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $31.0 million from $27.5 million for the six months ended June 30, 2010 and 2009, respectively, due to the operation of a larger fleet.  This was primarily a result of the operation of five Baltic Trading vessels which were delivered during the second quarter of 2010, which accounted for $1.3 million of vessel operating expenses during the six months ended June 30, 2010.  Additionally, the increase was related to higher expenses related to repairs and stores during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Daily vessel operating expenses decreased to $4,697 per vessel per day for the six months ended June 30, 2010 from $4,743 per day for the three months ended June 30, 2009.  Although total vessel operating expenses increased during the six months ended June 30, 2010 as compared to the same period last year, the number of ownership days increased by a higher percentage during the same period.  As such, there was only a slight overall decrease in daily vessel operating expenses.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the first half of 2010, we budgeted daily vessel operating expenses at a weighted average rate of $5,350 per vessel per day.  Our actual daily vessel operating expenses per vessel for the six months ended June 30, 2010 have been $653 below the budgeted rate.  We expect DVOE for the second half of 2010 to be $5,100 per vessel per day.

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the six months ended June 30, 2010 and 2009, general, administrative and management fees were $13.0 million and $9.7 million, respectively.  The increase in general, administrative and management fees was primarily due to costs associated with the operation of Baltic Trading, which resulted in $1.9 million of additional expense, as well as the addition of personnel as the fleet expanded.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  The increase in general, administrative and management fees was a result of the operation of a larger fleet as well as an increase in monthly management fees.

DEPRECIATION AND AMORTIZATION-

For the six months ended June 30, 2010, depreciation and amortization charges grew to $51.1 million from $41.9 million for the six months ended June 30, 2009.  The increase was primarily due to the operation of a larger fleet, including the five Baltic Trading vessels delivered during the second quarter of 2010 which accounted for $1.2 million of the increase.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the six months ended June 30, 2010 and 2009, net interest expense was $30.9 million and $29.3 million, respectively.  Net interest expense consisted primarily of interest expense under our 2007 Credit Facility during both periods.  Additionally, interest income, unused commitment fees associated with the 2010 Baltic Trading Credit Facility and amortization of deferred financing costs related to the 2007 Credit Facility and the 2010 Baltic Trading Credit Facility are included in both periods.  The increase in net interest expense for the six months ended June 30, 2010 versus the six months ended June 30, 2009 was primarily a result of higher outstanding debt due to the acquisition of additional vessels during the second quarter through the fourth quarter of 2009 offset by a decrease in LIBOR rates.

INCOME TAX EXPENSE-

For the six months ended June 30, 2010, income tax expense was $719 as compared to $0 during the six months ended June 30, 2009.  This income tax expense includes federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco USA, which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our condensed financial statements for further information.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the six months ended June 30, 2010, net income attributable to noncontrolling interest was $1,550 million as compared to $0 during the six months ended June 30, 2009.  This amount represents the net income attributable to the noncontrolling interest of Baltic Trading, which completed its IPO on March 15, 2010.

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

Currently, we indirectly own 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 25.35% ownership interest in Baltic Trading and 83.59% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  On April 16, 2010, Baltic Trading entered into a $100 million senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (the “Baltic Trading 2010 Credit Facility”).  The Baltic Trading 2010 Credit Facility matures on April 16, 2014.  See “2010 Baltic Trading Credit Facility” section below for a full description of this facility.  To remain in compliance with a net worth covenant in the Baltic Trading 2010 Credit Facility, Baltic Trading would need to maintain a net worth of $232.8 million after the payment of any dividends.  We do not believe these restrictions would have a significant impact on our liquidity.

We have entered into commitment letters for two secured term loan facilities during July 2010 in order to fund future vessel acquisitions.  On July 14, 2010, we entered into a commitment letter for a $100 million secured term loan facility to fund or refund to us a portion of the purchase price of the proposed acquisition of five vessels from companies within the Metrostar group of companies.  Additionally, on July 16, 2010, we entered into a commitment letter for a $253 million senior secured term loan facility to fund a portion of the purchase price of the proposed acquisition of thirteen vessels from Bourbon.  Refer to Note 23 — Subsequent Events of our condensed financial statements for further information regarding these loan facilities.

On July 21, 2010, we entered into an Underwriting Agreement (the “Notes Underwriting Agreement”) with Deutsche Bank Securities Inc., BNP Paribas Securities Corp. and Credit Suisse Securities USA (the “Representatives”), as representatives for the several underwriters referred to in the Notes Underwriting Agreement, relating to the issuance and sale in a public offering of $110 million aggregate principal amount of the Notes.  In connection with this offering, we granted the underwriters a 30-day option to purchase up to an additional $15 million aggregate principal amount of convertible senior notes, which the underwriters exercised in full on July 22, 2010. The offering of the Notes has been registered under the Securities Act of 1933, as amended (the “Securities Act”), by us as part of its Registration Statement on Form S-3 (No. 333-155758) (the “Form S-3”) filed with the Securities and Exchange Commission (the “SEC”) and was consummated on July 27, 2010.

On July 21, we also entered into an underwriting agreement (the “Common Stock Underwriting Agreement”) with the Representatives, as representatives for the several underwriters referred to in the Common Stock Underwriting Agreement, pursuant to which we agreed to sell to such underwriters an aggregate of 3,125,000 shares (together with the 468,750 additional shares referred to below, the “Shares”) of common stock, par value $0.01 per share, of Genco (the “Common Stock”), at a purchase price of $15.28 per share (the “Purchase Price”), which reflects a price to the public of $16.00 per share less underwriting discounts and commissions of $0.72 per share. In connection with this offering, we granted the underwriters a 30-day option to purchase up to an additional 468,750 shares of Common Stock at a price per share equal to the Purchase Price, which the underwriters exercised in full on July 22, 2010. The offering of the Common Stock has been registered under the Securities Act by us as part of the Form S-3 filed with the SEC and was consummated on July 27, 2010.

We anticipate that internally generated cash flow in addition to the three additional aforementioned loan facilities and offering proceeds will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months.  Pursuant to the current terms of the 2007 Credit Facility, the existing collateral maintenance financial covenant is waived, which required us to maintain pledged vessels with a value equal to at least 130% of our current borrowings, and accelerated the reductions of the total facility which began on March 31, 2009.  Please read the “2007 Credit Facility” section below for further details.  The collateral maintenance covenant will be waived until we can represent that we are in compliance with all of our financial covenants.

Dividend Policy

Historically, our dividend policy, which commenced in November 2005, has been to declare quarterly distributions to shareholders by each February, May, August and November, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our board of directors determines we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  In the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.  Under the current terms of the 2007 Credit Facility, we are required to suspend the payment of cash dividends until we can represent that we are in a position to satisfy the collateral maintenance covenant.  Refer to the 2009 10-K for further information regarding the current terms of the 2007 Credit Facility.  As such, a dividend was not declared for the quarter ended June 30, 2010.  The following table summarizes the dividends declared based on the results of each fiscal quarter:

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

Share Repurchase Program

On February 13, 2008, our board of directors approved our share repurchase program for up to a total of $50.0 million of our common stock.   Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program were determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act.  The program does not require us to purchase any specific number or amount of shares and may be suspended or reinstated at any time in our discretion and without notice.  Repurchases under the program are subject to restrictions under the 2007 Credit Facility.  Currently, the terms of the 2007 Credit Facility require us to suspend all share repurchases until we can represent that we are in a position to again satisfy the collateral maintenance covenant.  Refer to the “2007 Credit Facility” section below for further information.  There were no share repurchases during the three and six months ended June 30, 2010 or 2009.

Cash Flow

Net cash provided by operating activities for the six months ended June 30, 2010 and 2009 was $118.0 million and $109.8 million, respectively. The increase in cash provided by operating activities was primarily due to higher depreciation and amortization expenses related to the operation of a larger fleet as well as a reduction in net income and the amount of time charter amortization.

Net cash used in investing activities for the six months ended June 30, 2010 and 2009 was $304.6 million and $2.4 million, respectively.  The increase was primarily due to cash used for the purchase of Baltic Trading’s five initial vessels and deposits made for the acquisition of 21 vessels during the second quarter of 2010. For the six months ended June 30, 2010, cash used in investing activities primarily related to the purchase of vessels in the amount of $214.4 million and the deposit on vessels in the amount of $84.9 million. For the six months ended June 30, 2009, cash used in investing activities primarily related to deposits on vessels to be acquired of $1.4 million.

Net cash provided by (used in) financing activities was $194.4 million during the six months ended June 30, 2010 as compared to $(3.6) million during the six months ended June 30, 2009. The $198.0 million increase in net cash provided by financing activities was primarily due to the proceeds from the issuance of common stock in the amount of $214.5 million from the initial public offering of Baltic Trading that was completed on March 15, 2010 as well as the drawdown of $10.0 million under the Baltic Trading 2010 Credit Facility. Cash provided by financing activities was also offset by the $25.0 million repayment of debt under the 2007 Credit Facility, $3.7 million for payments of common stock issuance costs, and $1.3 million of deferred financing costs. For the same period last year, net cash used in financing activities consisted of a $3.6 million payment of deferred financing costs.

2007 Credit Facility

On July 20, 2007, we entered into a credit facility with DnB Nor Bank ASA (the “2007 Credit Facility”) for the purpose of acquiring the nine Capesize vessels and refinancing our 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent. We have used borrowings under the 2007 Credit Facility to repay amounts outstanding under our previous credit facilities, which have been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility at June 30, 2010 is $1.3 billion.  As of June 30, 2010, we have utilized our maximum borrowing capacity under the 2007 Credit Facility.

The collateral maintenance financial covenant is currently waived and our cash dividends and share repurchases have been suspended until this covenant can be satisfied.  Our borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 2.00% per annum.  A commitment fee of 0.70% per annum is payable on the unused daily portion of the 2007 Credit Facility.

The significant covenants in the 2007 Credit Facility have been disclosed in the 2009 10-K. As of June 30, 2010, we believe we are in compliance with all of the financial covenants under our 2007 Credit Facility, as amended, with the exception of the collateral maintenance financial covenant, which has been waived as discussed above.

2010 Baltic Trading Credit Facility

On April 16, 2010, Baltic Trading entered into a $100.0 million senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (the “2010 Baltic Trading Credit Facility”).  The 2010 Baltic Trading Credit Facility matures on April 16, 2014, and borrowings under the facility bear interest at LIBOR plus an applicable margin of 3.25% per annum.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Baltic Trading Credit Facility, which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the commitment letter, Baltic Trading paid an upfront fee of $0.3 million.  Additionally upon executing the 2010 Baltic Trading Credit Facility, Baltic Trading paid the remaining upfront fee of $0.9 million, for total fees of $1.3 million.  Of the total facility amount of $100.0 million, $25.0 million is available for working capital purposes.  As of June 30, 2010, total available working capital borrowings were $15.0 million as $10.0 million was drawn down during the three months ended June 30, 2010.  As of June 30, 2010, $90.0 million remains available under the 2010 Credit Facility.

Baltic Trading intends to use the 2010 Baltic Trading Credit Facility primarily for bridge financing for future vessel acquisitions.  Borrowings, except those for working capital purposes, are to be repaid with proceeds from Baltic Trading’s follow-on equity offerings or otherwise within twelve months from drawdown.  Borrowings not repaid within such twelve months will be converted into term loans and repaid in equal monthly installments over the subsequent twelve-month period.  All amounts outstanding, including borrowings for working capital, must be repaid in full on the 2010 Baltic Trading Credit Facility’s maturity date.  Baltic Trading does not anticipate that borrowings under the 2010 Baltic Trading Credit Facility will be used to satisfy its long-term capital needs.

Borrowings under the 2010 Baltic Trading Credit Facility are secured by liens on Baltic Trading’s initial vessels and other related assets.  Borrowings under the facility are subject to the delivery of security documents with respect to Baltic Trading’s initial vessels.  Alternatively, Baltic Trading could provide cash collateral equal to $225.0 million minus the aggregate purchase price of its first five vessels delivered if Baltic Trading wishes to draw down on the 2010 Baltic Trading Credit Facility while awaiting delivery of the Capesize vessel expected to be delivered in October 2010.  As of June 30, 2010, the Company had provided for cash collateral in the amount of $12.0 million in order to invoke this option.  This amount has been reflected as restricted cash at June 30, 2010.  This cash collateral would be released or forwarded to the seller of the vessel once such vessel is delivered and concurrently made subject to a lien under the 2010 Baltic Trading Credit Facility.  Baltic Trading’s subsidiaries owning the initial vessels act as guarantors under the 2010 Baltic Trading Credit Facility.

All amounts owing under the 2010 Baltic Trading Credit Facility are also secured by the following:

•                        cross-collateralized first priority mortgages of each of Baltic Trading’s initial vessels;

•                        an assignment of any and all earnings of Baltic Trading’s initial vessels; and

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

The 2010 Baltic Trading Credit Facility includes the following financial covenants which apply to Baltic Trading and its subsidiaries on a consolidated basis and are measured at the end of each fiscal quarter beginning with March 31, 2010, except for the minimum cash covenant, which began being measured at June 30, 2010:

•                        Cash and cash equivalents plus the undrawn amount available for working capital under the facility must not be less than $0.8 million per vessel for all vessels in Baltic Trading’s fleet.

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

We believe we are in compliance with all of the financial covenants under the 2010 Baltic Trading Credit Facility as of June 30, 2010.

Under the 2010 Baltic Trading Credit Facility, Baltic Trading is not permitted to make loans to Genco Shipping & Trading Limited or Genco Investments LLC if an event of default existed at the time of the loan or could be reasonably expected to result therefrom.  In addition, Baltic Trading would not be permitted under the facility to declare or pay dividends to its shareholders (including Genco Investments LLC) if an event of default existed at the time of payment or would be caused thereby.   As of June 30, 2010, to remain in compliance with a net worth covenant in the facility, Baltic Trading would need to maintain a net worth of $232.8 million after the payment of any dividends.  We do not believe these restrictions would have a significant impact on our liquidity.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At June 30, 2010, we had ten interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $756.2 million and the swaps have specified rates and durations.

Refer to the table in Note 10 — Interest Rate Swap Agreements of our condensed financial statements which summarizes the interest rate swaps in place as of June 30, 2010 and December 31, 2009.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contract, or commitments to perform in the future a shipping service between ship owners, charterers and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of June 30, 2010.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of June 30, 2010.  The table incorporates Baltic Trading’s agreements to acquire one Capesize vessel and three Handysize vessels for an aggregate remaining purchase price of $146.7 million.  Baltic Trading borrowed $29.9 million on July 9, 2010 to fund the remaining purchase price of one of the Handysize vessels it has agreed to acquire and plans to fund the remaining vessel acquisitions with cash generated from the proceeds from its IPO, which was completed on March 15, 2010, and the 2010 Baltic Trading Credit Facility.  The table also incorporates Genco’s agreements to acquire sixteen Supramax vessels, including the three vessels to be resold to MEP, for an aggregate remaining purchase price of $490.5 million.  The remaining purchase price of the vessels in the table also include the 1% fee payable to the financial advisor that helped facilitate the acquisition of the sixteen Supramax vessels and reflected in the table based on estimated delivery dates.  The table also incorporates Genco’s agreements to acquire five Handysize vessels for an aggregate remaining purchase price of $149.6 million.  Additionally, the table incorporates the employment agreement entered into in September 2007 with our Chief Financial Officer, John Wobensmith.  The interest and fees also reflect the 2007 Credit Facility, the Baltic Trading 2010 Credit Facility, the $125 million Convertible Notes utilizing the coupon rate of 5% which were issued on July 27, 2010 and the interest rate swap agreements as discussed above under “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements.”

	Total	Within the Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Credit Agreements (3)	$1,341,900	$25,000	$188,815	$395,535	$732,550
Convertible Notes	125,000	—	—	—	125,000
Remainder of purchase price of vessels (2)	792,310	670,048	122,262	—	—
Interest and borrowing fees	268,803	35,287	120,267	75,463	37,786
Executive employment agreement	574	237	337	—	—
Office lease	5,416	254	1,036	1,036	3,096

(1)          Represents the six month period ending December 31, 2010.

(2)          The timing of this obligation is based on the actual or estimated delivery dates for the anticipated delivery of vessels as provided by the seller of the respective vessels.  Upon the delivery of the Genco Ocean and Baltic Wind on July 26, 2010 and August 4, 2010, respectively, the remaining aggregate purchase price of $59.9 million was paid to the seller of the vessels.  Additionally, upon delivery of the Genco Lorraine and Genco Loire on July 29, 2010 and August 4, 2010, respectively, the remaining aggregate purchase price of $64.8 million was paid to the seller of the vessels.  Upon delivery of the Genco Lorraine and Genco Loire, we incurred a 1% fee payable, or $0.6 million, to the financial advisor that helped facilitate the acquisition of these vessels as noted above.

(3)          On July 9, 2010, $29.9 million was drawn down by Baltic Trading from the Baltic Trading 2010 Credit Facility in order to fund the purchase of the Baltic Wind, which was delivered on August 4, 2010.

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

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Excluding Baltic Trading’s vessels, our fleet currently consists of nine Capesize drybulk carriers, eight Panamax drybulk carriers, six Supramax drybulk carriers, six Handymax drybulk carriers and nine Handysize drybulk carriers.  Baltic Trading’s fleet currently consists of one Capesize drybulk carrier, four Supramax drybulk carriers and one Handysize drybulk carrier.

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings. We estimate our drydocking costs and scheduled off-hire days for our fleet through 2011 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2010 (July 1- December 31, 2010)	$1.2	40
2011	$5.5	160

The costs reflected are estimates based on drydocking our vessels in China.  We estimate that each drydock will result in 20 days of off-hire.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.

During the six months ended June, 2010, we incurred a total of $2.6 million of drydocking costs.

We estimate that two of our vessels will be drydocked in the remainder of 2010.  An additional eight of our vessels will be drydocked in 2011.

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

CRITICAL ACCOUNTING POLICIES

Refer to the Critical Accounting Policies as disclosed in the 2009 10-K.  There have been no changes in these policies in the six months ended June 30, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  We held ten interest rate swap agreements with DnB NOR Bank at June 30, 2010 and December 31, 2009 to manage future interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $756.2 million, and the swaps have specified rates and durations.  Refer to the table in Note 10 — Interest Rate Swap Agreements of our condensed financial statements which summarizes the interest rate swaps in place as of June 30, 2010 and December 31, 2009.

The swap agreements with effective dates prior to June 30, 2010 synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of swap plus the applicable margin of 2.00% as discussed as discussed in the “2007 Credit Facility” section of Note 9 — Long-Term Debt of our condensed financial statements.

The total liability associated with the swaps at June 30, 2010 is $50.8 million, of which $0.7 million is current, and $44.1 million at December 31, 2009, and are presented as the fair value of derivatives on the balance sheet.  The asset associated with the swaps at June 30, 2010 and December 31, 2009 is $0 and $2.1 million, respectively.  As of June 30, 2010 and December 31, 2009, the Company has accumulated other comprehensive (deficit) income (“AOCI”) of ($50.6) million and ($41.8) million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in a minimal amount of other (expense) income during the three and six months ended June 30, 2010 and 2009, respectively.  At June 30, 2010, ($26.4) million of AOCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  For the six months ended June 30, 2010, we paid LIBOR plus 2.00% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for such swap’s effective period.  Prior to January 26, 2009, the margin was only 0.85%.   Additionally, for the six months ended June 30, 2010, Baltic Trading paid LIBOR plus 3.25% on outstanding debt.   A 1% increase in LIBOR would result in an increase of $2.72 million in interest expense for the six months ended June 30, 2010, considering the increase impacts only the unhedged portion of the debt.

Derivative financial instruments

As of June 30, 2010, we held ten interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $756.2 million, and the swaps have specified rates and durations.  Refer to the table in Note 10 — Interest Rate Swap Agreements of our condensed financial statements, which summarizes the interest rate swaps in place as of June 30, 2010 and December 31, 2009.

The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  The interest rate differential pertaining to the interest rate swaps for the three months ended June 30, 2010 and 2009 was $7.6 million and $6.6 million, respectively.   The interest rate differential pertaining to the interest rate swaps for the six months ended June 30, 2010 and 2009 was $15.2 million and $12.3 million, respectively.   The Company is currently utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of AOCI.  The ineffective portion is recognized as other (expense) income, which is a component of other (expense) income.  If for any period of time, the Company did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation would be recognized as other (expense) income.

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

Investments

We hold an investment in Jinhui of $53.3 million, which is classified as available for sale under Accounting Standards Codification 320-10, Investments — Debt and Equity Securities (“ASC 320-10”) (formerly SFAS No. 115,

“Accounting for Certain Investments in Debt and Equity Securities”).  The investment is classified as a current or noncurrent asset based on our intent to hold the investment at each reporting date.  The investments that are classified as available for sale are subject to risk of changes in market value, which if determined to be impaired (other than temporarily impaired), could result in realized impairment losses.  The Company reviews the carrying value of such investments on a quarterly basis to determine if any valuation adjustments are appropriate under ASC 320-10.  We will continue to evaluate the investment on a quarterly basis to determine the likelihood of any further significant adverse effects on the fair value.  For the quarter ended June 30, 2010, we have not deemed our investment to be impaired.  In the event we determine that the Jinhui investment is subject to any impairment, the amount of the impairment would be reclassified from AOCI and recorded as a loss in the income statement for the amount of the impairment.

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

ITEM 1A.              RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.  Below is updated information to the following risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our recent issuance of convertible notes could affect our business in the future.

The recent issuance of our 5.00% Convertible Senior Notes due August 15, 2015 could affect us and our business in the following ways:

•                  The indebtedness associated with our convertible notes, together with indebtedness incurred under our 2007 Credit Facility and that we expect to incur under our $253 Million Term Loan Facility and $100 Million Term Loan Facility, will be substantial.  Our ability to obtain additional financing or pursue new business opportunities may be negatively impacted.

•                  We may need to refinance the convertible notes and our other debt on terms that may be unfavorable to us (if refinancing is available at all) if our cash flow is insufficient to service the notes and such other debt.

•                  We may make cash payments to satisfy our conversion obligations under the notes, which could materially adversely affect our liquidity, cash flows, and results of operations.

•                  In the event of certain mergers or acquisitions of us, the indenture for the convertible notes may require us to repurchase the notes or the surviving entity to assume our obligations under the notes.  These requirements may deter or prevent a business combination that may be favorable to our securityholders.

ITEM 6.  EXHIBITS

Exhibit	Document

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005.(2)

3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006.(3)

3.4	Certificate of Designations of Series A Preferred Stock.(4)

3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of March 24, 2010.(5)

4.1	Indenture, dated July 27, 2010, between Genco Shipping & Trading Limited and The Bank of New York Mellon.(6)

4.2	Supplemental Indenture, dated July 27, 2010, between Genco Shipping & Trading Limited and The Bank of New York Mellon.(6)

10.1	Master Agreement, dated June 24, 2010, among Bourbon SA, Genco, and the Sellers named therein.(7)

10.2	Memorandum of Agreement, dated June 3, 2010, between Hesperos Holdings S.A. and Genco Shipping & Trading Limited.(7)

10.3	Memorandum of Agreement, dated June 3, 2010, between Princeton Shipholding S.A. and Genco Shipping & Trading Limited.(7)

10.4	Memorandum of Agreement, dated June 3, 2010, between Sillem Shipholding Limited and Genco

Exhibit	Document

Shipping & Trading Limited.(7)

10.5	Memorandum of Agreement, dated June 3, 2010, between Vanderlin Maritime Inc. and Genco Shipping & Trading Limited.(7)

10.6	Memorandum of Agreement, dated June 3, 2010, between Seafarer Shipping & Trading Company and Genco Shipping & Trading Limited.(7)

10.7	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Melos LLC.(7)

10.8	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Massallia LLC.(7)

10.9	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Mycenae LLC.(7)

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (Unaudited), (iii) Condensed Consolidated Statements of Equity for the six months ended June 30, 2010 and 2009 (Unaudited), (iv) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2010 and 2009 (Unaudited), (v) Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2010 and 2009 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009 (Unaudited).**

(*)	Filed with this report.

(**)

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2007.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2010.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the

Securities and Exchange Commission on July 27, 2010.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2010.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: August 9, 2010	By: /s/ Robert Gerald Buchanan
Robert Gerald Buchanan
President
(Principal Executive Officer)

DATE: August 9, 2010	By: /s/ John C. Wobensmith
John C. Wobensmith
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005.(2)

3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006.(3)

3.4	Certificate of Designations of Series A Preferred Stock.(4)

3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of March 24, 2010.(5)

4.1	Indenture, dated July 27, 2010, between Genco Shipping & Trading Limited and The Bank of New York Mellon.(6)

4.2	Supplemental Indenture, dated July 27, 2010, between Genco Shipping & Trading Limited and The Bank of New York Mellon.(6)

10.1	Master Agreement, dated June 24, 2010, among Bourbon SA, Genco Shipping & Trading Limited, and the Sellers named therein.(7)

10.2	Memorandum of Agreement, dated June 3, 2010, between Hesperos Holdings S.A. and Genco Shipping & Trading Limited.(7)

10.3	Memorandum of Agreement, dated June 3, 2010, between Princeton Shipholding S.A. and Genco Shipping & Trading Limited.(7)

10.4	Memorandum of Agreement, dated June 3, 2010, between Sillem Shipholding Limited and Genco Shipping & Trading Limited.(7)

10.5	Memorandum of Agreement, dated June 3, 2010, between Vanderlin Maritime Inc. and Genco Shipping & Trading Limited (7)

10.6	Memorandum of Agreement, dated June 3, 2010, between Seafarer Shipping & Trading Company and Genco Shipping & Trading Limited.(7)

10.7	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Melos LLC.(7)

10.8	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Massallia LLC.(7)

10.9	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Mycenae LLC.(7)

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (Unaudited), (iii) Condensed Consolidated Statements of Equity for the six months ended June 30, 2010 and 2009 (Unaudited), (iv) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2010 and 2009 (Unaudited), (v) Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2010 and 2009 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009 (Unaudited).**

(*)	Filed with this report.

(**)

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A,

filed with the Securities and Exchange Commission on July 6, 2005.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2007.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2010.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2010.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2010.

(Remainder of page left intentionally blank)