Form 10-Q
period 2010-09-30
GENCO SHIPPING & TRADING LTD
filed 2010-11-09
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2010: Common stock, $0.01 per share — 35,526,548 shares.

Genco Shipping & Trading Limited

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$264,867	$188,267
Restricted cash	12,000	17,500
Due from charterers, net of a reserve of $319 and $171, respectively	5,595	2,117
Prepaid expenses and other current assets	15,174	10,184
Deposits on vessels to be sold	6,930	—
Total current assets	304,566	218,068

Noncurrent assets:
Vessels, net of accumulated depreciation of $301,931 and $224,706, respectively	2,706,281	2,023,506
Deposits on vessels	31,576	—
Deferred drydock, net of accumulated depreciation of $7,173 and $4,384, respectively	9,921	10,153
Other assets, net of accumulated amortization of $3,776 and $2,585, respectively	16,176	8,328
Fixed assets, net of accumulated depreciation and amortization of $1,911 and $1,554, respectively	2,381	2,458
Restricted cash	9,000	—
Fair value of derivative instruments	—	2,108
Investments	63,653	72,181
Total noncurrent assets	2,838,988	2,118,734

Total assets	$3,143,554	$2,336,802

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$32,271	$18,609
Current portion of long-term debt	79,322	50,000
Fair value of derivative instruments	432	—
Deferred revenue	11,309	10,404
Total current liabilities	123,334	79,013

Noncurrent liabilities:
Deferred revenue	1,004	2,427
Deferred rent credit	670	687
Time charters acquired	2,864	4,611
Fair value of derivative instruments	53,931	44,139
Convertible senior note payable	101,395	—
Long-term debt	1,551,152	1,277,000
Total noncurrent liabilities	1,711,016	1,328,864

Total liabilities	1,834,350	1,407,877

Commitments and contingencies	—	—

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 35,526,548 and 31,842,798 shares at September 30, 2010 and December 31, 2009, respectively	355	318
Additional Paid-in capital	802,729	722,198
Accumulated other comprehensive (deficit) income	(7,312)	13,589
Retained earnings	299,234	192,820
Total Genco Shipping & Trading Limited shareholders’ equity	1,095,006	928,925
Noncontrolling interest	214,198	—
Total equity	1,309,204	928,925

Total liabilities and equity	$3,143,554	$2,336,802

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

(U.S. Dollars in Thousands, Except for Earnings per share and share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues:
Voyage revenues	$117,558	$92,949	$317,576	$283,301
Service revenues	462	—	462	—

Total revenues	118,020	92,949	318,038	283,301

Operating expenses:
Voyage expenses	1,447	1,002	3,202	3,866
Vessel operating expenses	21,425	14,766	52,472	42,235
General, administrative, and management fees	7,316	4,660	20,276	14,395
Depreciation and amortization	29,998	22,297	81,091	64,179
Other operating income	—	—	(206)	—

Total operating expenses	60,186	42,725	156,835	124,675

Operating income	57,834	50,224	161,203	158,626

Other (expense) income:
Other expense	(79)	(15)	(54)	(298)
Interest income	189	104	513	169
Interest expense	(19,372)	(16,042)	(50,613)	(45,366)

Other expense, net	(19,262)	(15,953)	(50,154)	(45,495)

Net income before income taxes	38,572	34,271	111,049	113,131
Income tax expense	(467)	—	(1,186)	—

Net income	38,105	34,271	109,863	113,131
Less: Net income attributable to noncontrolling interest	1,878	—	3,428	—
Net income attributable to Genco Shipping & Trading Limited	$36,227	$34,271	$106,435	$113,131

Earnings per share-basic	$1.07	$1.10	$3.30	$3.62
Earnings per share-diluted	$0.99	$1.09	$3.19	$3.60
Weighted average common shares outstanding-basic	33,998,923	31,295,916	32,279,671	31,275,061
Weighted average common shares outstanding-diluted	38,718,886	31,473,369	33,965,335	31,420,304
Dividends declared per share	$—	$—	$—	$—

See accompanying notes to condensed consolidated financial statements

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Nine Months Ended September 30, 2010 and 2009

(U.S. Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Deficit) Income	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2010	$318	$722,198	$192,820	$13,589	$928,925	$—	$928,925

Net income			106,435		106,435	3,428	109,863

Change in unrealized gain on investments				(6,342)	(6,342)	—	(6,342)

Change in currency translation gain on investments				(2,185)	(2,185)	—	(2,185)

Unrealized loss on cash flow hedges, net				(12,374)	(12,374)	—	(12,374)

Issuance of 90,000 shares of nonvested stock	1	(1)			—	—	—

Issuance of 3,593,750 shares of common stock	36	54,846			54,882	—	54,882

Issuance of convertible senior notes		23,409			23,409	—	23,409

Nonvested stock amortization		3,331			3,331	1,986	5,317

Cash dividends paid by Baltic Trading Limited			(21)		(21)	(2,665)	(2,686)

Issuance of common stock of Baltic Trading Limited		(1,054)			(1,054)	211,449	210,395

Balance — September 30, 2010	$355	$802,729	$299,234	$(7,312)	$1,095,006	$214,198	$1,309,204

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Deficit	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2009	$317	$717,979	$44,196	$(66,014)	$696,478	$—	$696,478

Net income			113,131		113,131		113,131

Change in unrealized gain on investments				24,102	24,102		24,102

Change in currency translation gain on investments				8,364	8,364		8,364

Unrealized gain on cash flow hedges, net				16,630	16,630		16,630

Issuance of 15,000 shares of nonvested stock	—	—			—		—

Nonvested stock amortization		3,355			3,355		3,355

Balance — September 30, 2009	$317	$721,334	$157,327	$(16,918)	$862,060	$—	$862,060

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2010 and 2009

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$38,105	$34,271	$109,863	$113,131
Change in unrealized gain on investments	3,994	8,105	(6,342)	24,102
Change in currency translation gain on investments	6,380	5,701	(2,185)	8,364
Unrealized (loss) gain on cash flow hedges, net	(3,585)	(5,274)	(12,374)	16,630
Comprehensive income	44,894	42,803	88,962	162,227
Less: Comprehensive income attributable to noncontrolling interests	1,878	—	3,428	—
Comprehensive income attributable to Genco Shipping & Trading Limited	$43,016	$42,803	$85,534	$162,227

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009

(U.S. Dollars in Thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$109,863	$113,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,091	64,179
Amortization of deferred financing costs	1,191	767
Amortization of time charterers acquired	(3,893)	(14,282)
Amortization of discount on Convertible Senior Notes	671	—
Unrealized (gain) loss on derivative instruments	(41)	275
Amortization of nonvested stock compensation expense	5,317	3,355
Change in assets and liabilities:
(Increase) decrease in due from charterers	(3,478)	884
Increase in prepaid expenses and other current assets	(4,980)	(1,683)
Increase in accounts payable and accrued expenses	7,742	3,760
Decrease in deferred revenue	(518)	(154)
Decrease in deferred rent credit	(17)	(14)
Deferred drydock costs incurred	(3,220)	(3,938)

Net cash provided by operating activities	189,728	166,280

Cash flows from investing activities:
Purchase of vessels	(789,535)	(191,541)
Deposits on vessels	(31,492)	(908)
Deposits on vessels to be sold	(6,930)	—
Proceeds from sale of vessel	36,562	—
Changes in deposits of restricted cash	(3,500)	(17,000)
Purchase of other fixed assets	(353)	(678)

Net cash used in investing activities	(795,248)	(210,127)

Cash flows from financing activities:
Proceeds from the 2007 Credit Facility	—	166,200
Repayments on the 2007 Credit Facility	(37,500)	—
Proceeds from the $100 Million Term Loan Facility	40,000	—
Repayments on the $100 Million Term Loan Facility	(351)	—
Proceeds from the $253 Million Term Loan Facility	231,500	—
Proceeds from the 2010 Baltic Trading Credit Facility	69,825	—
Proceeds from issuance of common stock	55,200	—
Payment of common stock issuance costs	(91)	—
Proceeds from issuance of Convertible Senior Notes	125,000	—
Payment of Convertible Senior Notes issuance costs	(771)	—
Proceeds from issuance of common stock by subsidiary	214,508	—
Payments of subsidiary common stock issuance costs	(3,722)	—
Payment of dividend by subsidiary	(2,686)	—
Payment of deferred financing costs	(8,792)	(3,552)

Net cash provided by financing activities	682,120	162,648

Net increase in cash and cash equivalents	76,600	118,801

Cash and cash equivalents at beginning of period	188,267	124,956

Cash and cash equivalents at end of period	$264,867	$243,757

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”), its wholly owned subsidiaries, and its subsidiary, Baltic Trading Limited (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T was incorporated on September 27, 2004 under the laws of the Marshall Islands and as of September 30, 2010 is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco Management (USA) Limited; and the ship-owning subsidiaries as set forth below.

Below is the list of GS&T’s wholly owned ship-owning subsidiaries as of September 30, 2010:

Wholly Owned Subsidiaries	Vessels Acquired	Dwt	Date Delivered	Year Built

Genco Reliance Limited	Genco Reliance	29,952	12/6/04	1999
Genco Vigour Limited	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05	1997
Genco Muse Limited	Genco Muse	48,913	10/14/05	2001
Genco Acheron Limited	Genco Acheron	72,495	11/7/06	1999
Genco Surprise Limited	Genco Surprise	72,495	11/17/06	1998
Genco Augustus Limited	Genco Augustus	180,151	8/17/07	2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07	2007
Genco London Limited	Genco London	177,833	9/28/07	2007
Genco Titus Limited	Genco Titus	177,729	11/15/07	2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07	2003
Genco Charger Limited	Genco Charger	28,398	12/14/07	2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07	2005
Genco Predator Limited	Genco Predator	55,407	12/20/07	2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07	2007
Genco Champion Limited	Genco Champion	28,445	1/2/08	2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08	2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08	2007
Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08	2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08	2007
Genco Hadrian Limited	Genco Hadrian	169,694	12/29/08	2008
Genco Commodus Limited	Genco Commodus	169,025	7/22/09	2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09	2009
Genco Claudius Limited	Genco Claudius	169,025	12/30/09	2010 (1)
Genco Bay Limited	Genco Bay	34,296	8/24/10	2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10	2010
Genco Avra Limited	Genco Avra	35,000	Q1 2011 (2)	2011 (3)
Genco Mare Limited	Genco Mare	35,000	Q2 2011 (2)	2011 (3)
Genco Spirit Limited	Genco Spirit	35,000	Q3 2011 (2)	2011 (3)
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10	2009
Genco Ardennes Limited	Genco Ardennes	57,981	8/31/10	2009
Genco Auvergne Limited	Genco Auvergne	57,981	8/16/10	2009
Genco Bourgogne Limited	Genco Bourgogne	57,981	8/24/10	2010
Genco Brittany Limited	Genco Brittany	57,981	9/23/10	2010
Genco Languedoc Limited	Genco Languedoc	57,981	9/29/10	2010
Genco Loire Limited	Genco Loire	53,416	8/4/10	2009
Genco Lorraine Limited	Genco Lorraine	53,416	7/29/10	2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10	2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10	2005
Genco Provence Limited	Genco Provence	55,317	8/23/10	2004
Genco Pyrenees Limited	Genco Pyrenees	57,981	8/10/10	2010
Genco Rhone Limited	Genco Rhone	57,981	Q1 2011 (2)	2011 (3)

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

Baltic Trading Limited (“Baltic Trading”), formerly a wholly-owned indirect subsidiary of GS&T at December 31, 2009, completed its initial public offering, or IPO, on March 15, 2010.  As of September 30, 2010, GS&T’s wholly-owned subsidiary Genco Investments LLC owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represented a 25.35% ownership interest in Baltic Trading and 83.59% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Additionally, pursuant to the subscription agreement between Genco Investments LLC and Baltic Trading, for so long as GS&T directly or indirectly holds at least 10% of the aggregate number of outstanding shares of Baltic Trading’s common stock and Class B stock, Genco Investments LLC will be entitled to receive an additional number of shares of Baltic Trading’s Class B stock equal to 2% of the number of common shares issued in the future, other than shares issued under Baltic Trading’s 2010 Equity Incentive Plan.

Below is the list of Baltic Trading’s wholly owned ship-owning subsidiaries as of September 30, 2010:

Baltic Trading’s Wholly Owned Subsidiaries	Vessel	Dwt	Date Delivered	Year Built

Baltic Leopard Limited	Baltic Leopard	53,447	4/8/10	2009
Baltic Panther Limited	Baltic Panther	53,351	4/29/10	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10	2009
Baltic Jaguar Limited	Baltic Jaguar	53,474	5/14/10	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10	2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10	2010
Baltic Wind Limited	Baltic Wind	34,409	8/4/10	2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10	2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10	2010

The Company provides technical services for drybulk vessels purchased by Maritime Equity Partners (“MEP”), which is managed by an affiliate of Peter C. Georgiopoulos, Chairman of the Board of Directors.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation.  They do not include chartering services.  The services are provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  MEP has the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee upon a change in control of the Company.  The Company may terminate provision of the services at any time on 60 days’ notice.  Peter C. Georgiopoulos is a minority investor, and affiliates of Oaktree Capital Management, L.P., of which Stephen A. Kaplan, a director of the Company, is a principal, are majority investors in MEP.  This arrangement was approved by an independent committee of the Company’s Board of Directors.

On July 27, 2010, the Company closed on an equity offering of 3,593,750 shares of common stock (with the exercise of the underwriters’ over-allotment option) at an offering price of $16.00 per share.  The Company received net proceeds of $54,882 after deducting underwriters’ fees and expenses.  This offering was done concurrently with the issuance of $125,000 aggregate principal amount (with the exercise of the underwriters’ over-allotment option) of the 5.00% Convertible Senior Notes due August 15, 2015. Refer to Note 10 — Convertible Senior Notes for further information.

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

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned.  Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues.  As of September 30, 2010 and December 31, 2009, the Company had an accrual of $1,605 and $959, respectively, related to these estimated customer claims.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers, cash and cash equivalents, deposits on vessels and interest rate swap agreements. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  During the three months ended September 30, 2010 and 2009, the Company earned 100% of its revenues from twenty-four and eighteen customers, respectively.  Additionally, the Company earned 100% of its revenues from twenty-seven and twenty-two customers for the nine months ended September 30, 2010 and 2009, respectively.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at September 30, 2010 and December 31, 2009.

For the three months ended September 30, 2010, there were two customers that individually accounted for more than 10% of revenues, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 28.53% and 13.18% of revenues, respectively.  For the three months ended September 30, 2009, there were two customers that individually accounted for more than 10% of revenues, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 30.43% and 12.40% of revenues, respectively.

For the nine months ended September 30, 2010, there were two customers that individually accounted for more than 10% of revenues, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 28.32% and 12.15% of revenues, respectively.  For the nine months ended September 30, 2009, there were two customers that individually accounted for more than 10% of revenues, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 30.41% and 14.33% of revenue, respectively.

At September 30, 2010, the Company maintains all of its cash and cash equivalents with four financial institutions.  None of the Company’s cash and cash equivalent balances are covered by insurance in the event of default by these financial institutions.

Deposits on vessels are held in escrow accounts maintained by DnB NOR Bank ASA.  None of the deposits on vessel balances are covered by insurance in the event of default by this financial institution.

At September 30, 2010, the Company has ten interest rate swap agreements with DnB NOR Bank ASA to manage interest costs and the risk associated with changing interest rates related to the Company’s credit facility with DnB NOR Bank ASA.  None of the interest rate swap agreements are covered by insurance in the event of default by this financial institution.

Derivative financial instruments

Interest rate risk management

The Company is exposed to the impact of interest rate changes.  The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to borrowings primarily for the purpose of acquiring drybulk vessels.  These borrowings are subject to a variable borrowing rate.  The Company uses pay-fixed receive-variable interest rate swaps to manage future interest costs and the risk associated with changing interest rate obligations.  These swaps are designated as cash flow hedges of future variable rate interest payments and are tested for effectiveness on a quarterly basis.  Refer to Note 11 — Interest Rate Swap Agreements for further information regarding the interest rate swaps held by the Company.

The differential to be paid or received for the effectively hedged portion of any swap agreement is recognized as an adjustment to interest expense as incurred.  Additionally, the changes in value for the portion of the swaps that are effectively hedging future interest payments are reflected as a component of accumulated other comprehensive (deficit) income (“AOCI”).

For the interest rate swaps that are not designated as an effective hedge, the change in the value and the rate differential to be paid or received is recognized as other (expense) income and is listed as a component of other (expense) income in the Condensed Consolidated Statements of Operations.

Noncontrolling interests

Net income attributable to noncontrolling interests during the three and nine months ended September 30, 2010 reflects noncontrolling interest’s share of the income of Baltic Trading, a subsidiary of the Company, which owns and employs drybulk vessels in the spot market or on spot market-related time charters.  The spot market represents immediate chartering of a vessel, usually for single voyages.  At September 30, 2010, the noncontrolling interest held a 74.65% economic interest in Baltic Trading while only holding 16.41% of voting power.

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

Baltic Trading is subject to income tax on its United States source income.  During the three and nine months ended September 30 2010, Baltic Trading had United States operations which resulted in United States source income of $1,439 during the three and nine months ended September 30, 2010.  As such, Baltic Trading’s estimated United States income tax liability is $29 at September 30, 2010 and has been reflected in accounts payable and accrued expenses.

3 - SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker to assess performance.  Based on this information, the Company has two operating segments, GS&T and Baltic Trading.  Both GS&T and Baltic Trading are engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.  GS&T seeks to deploy its vessels on time charters or in vessel pools trading in the spot market and Baltic Trading seeks to deploy its vessel charters in the spot market, which represents immediate chartering of a vessel, usually for single voyages, or employing vessels on spot market-related time charters.  Segment results are evaluated based on net income.  The accounting policies applied to the reportable segments are the same as those used in the preparation of the Company’s consolidated financial statements.  Information about the Company’s reportable segments for the three and nine months ended September 30, 2010 and 2009 are as follows:

The following table presents a reconciliation of total revenue from external customers for the Company’s two operating segments to total consolidated revenue from external customers for the Company for the three and nine months ended September 30, 2010 and 2009.

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Revenue from External Customers
GS&T	$107,613	$92,949	$300,641	$283,301
Baltic Trading	10,407	—	17,397	—
Total operating segments	118,020	92,949	318,038	283,301
Eliminating revenue	—	—	—	—
Total consolidated revenue from external customers	$118,020	$92,949	$318,038	$283,301

The following table presents a reconciliation of total intersegment revenue, which eliminates upon consolidation, for the Company’s two operating segments for the three and nine months ended September 30, 2010 and 2009.  The intersegment revenue noted in the following table represents revenue earned by GS&T pursuant to the management agreement entered into with Baltic Trading, which includes commercial service fees, technical service fees and sale and purchase fees.

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Intersegment revenue
GS&T	$1,221	$—	$3,650	$—
Baltic Trading	—	—	—	—
Total operating segments	1,221	—	3,650	—
Eliminating revenue	(1,221)	—	(3,650)	—
Total consolidated intersegment revenue	$—	$—	$—	$—

The following table presents a reconciliation of total net income for the Company’s two operating segments to total consolidated net income for the three and nine months ended September 30, 2010 and 2009.  The eliminating net income noted in the following table consists of the elimination of intercompany transactions resulting from revenue earned by GS&T and expenses incurred by Baltic Trading pursuant to the management agreement between the two companies as well as dividends received by GS&T from Baltic Trading for its Class B shares of Baltic Trading.

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net income
GS&T	$37,122	$34,271	$108,904	$113,131
Baltic Trading	2,535	—	4,627	—
Total operating segments	39,657	34,271	113,531	113,131
Eliminating net income	(1,552)	—	(3,668)	—
Total consolidated net income	$38,105	$34,271	$109,863	$113,131

The following table presents a reconciliation of total assets for the Company’s two operating segments to total consolidated net assets as of September 30, 2010 and December 31, 2009.  The eliminating assets noted in the following table consists of the elimination of intercompany transactions resulting from the capitalization of fees paid to GS&T by Baltic Trading as vessel assets as well as the outstanding receivable balance due to GS&T from Baltic Trading as of September 30, 2010.

	September 30, 2010	December 31, 2009
Total assets
GS&T	$2,785,146	$2,336,802
Baltic Trading	362,958	—
Total operating segments	3,148,104	2,336,802
Eliminating assets	(4,550)	—
Total consolidated assets	$3,143,554	$2,336,802

4 - CASH FLOW INFORMATION

As of September 30, 2010, the Company had ten interest rate swaps, which are described and discussed in Note 11 — Interest Rate Swap Agreements. The fair value of all ten of the swaps is in a liability position of $54,363, $432 of which is a current liability, as of September 30, 2010.  At December 31, 2009, eight swaps were in a liability position of $44,139 and two swaps were in an asset position of $2,108.

For the nine months ended September 30, 2010, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $5,526 for the purchase of vessels, $121 associated with deposits on vessels and $29 for the purchase of other fixed assets.  Additionally, for the nine months ended September 30, 2010, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $1,087 associated with deferred financing fees, $35 associated with common stock issuance costs related to the initial public offering of Baltic Trading and $322 associated with issuance costs related to the concurrent stock offering and issuance of Convertible Senior Notes completed on July 27, 2010.  Also, for the nine months ended September 30, 2010, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in prepaid expenses and other current assets as of September 30, 2010 consisting of $37 interest receivable associated with deposits on vessels and ($27) associated with the purchase of vessels.  For the nine months ended September 30, 2009, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $513 for the purchase of vessels, $70 associated with deposits on vessels and $297 for the purchase of other fixed assets.  Additionally, for the nine months ended September 30, 2009, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in prepaid expenses and other current assets consisting of $130 associated with deposits on vessels.

For the nine months ended September 30, 2009, the Company made a reclassification of $60,454 from deposits on vessels to vessels, net of accumulated depreciation, due to the completion of the purchase of the Genco Commodus and Genco Maximus.

During the nine months ended September 30, 2010 and 2009, cash paid for interest, net of amounts capitalized, was $45,639 and $42,101, respectively.

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

On July 24, 2009, the Company made grants of nonvested common stock under the Genco Shipping and Trading Limited 2005 Equity Incentive Plan in the amount of 15,000 shares to directors of the Company.  The fair value of such nonvested stock was $374.

5 - VESSEL ACQUISITIONS AND DISPOSITIONS

On June 24, 2010, GS&T executed a Master Agreement with Bourbon SA (“Bourbon”) under which GS&T is to purchase sixteen drybulk vessels, including two newbuildings, for an aggregate price of $545,000.  Total vessel deposits of $54,500 were made during the second quarter of 2010.  The remaining purchases are subject to the completion of customary additional documentation and closing conditions, and the transfer to GS&T of time charters attached to certain of the vessels is subject to the charterers’ consent.  Additionally, upon the delivery of each vessel, GS&T records a commission due to its financial advisor equivalent to 1% of the purchase price of the vessel and which is included as a component of the vessel asset.  GS&T intends to retain thirteen of the sixteen vessels, twelve of which were delivered to GS&T in the third quarter of 2010, with the remaining vessel scheduled to be delivered in the first quarter of 2011.  Refer to Note 1 — General Information for a listing of the vessels delivered during the third quarter of 2010.  GS&T has determined not to retain three of the sixteen vessels, including one newbuilding.  Therefore, upon delivery of these vessels, one of which was delivered during the third quarter of 2010 and two of which were delivered during the fourth quarter of 2010 (refer to Note 24 — Subsequent Events), GS&T immediately resold them upon delivery based on GS&T’s aggregate purchase price of approximately $105,000 to MEP, a related party.  GS&T has entered into definitive agreements with MEP for this purpose.  An independent committee of the Company’s Board of Directors reviewed and approved this transaction.   One of the vessels was sold to MEP during the third quarter of 2010 for $36,562, which included the 1% commission fee noted above.  GS&T has financed the acquisition of these vessels, excluding the MEP vessels, using bank debt for approximately 60% of the purchase price, cash on hand, and proceeds from its concurrent offerings of common stock and 5.00% Convertible Senior Notes due August 15, 2015, which were completed on July 27, 2010.  (Refer to Note 10 — Convertible Senior Notes for further details.)

On June 3, 2010, GS&T entered into an agreement to purchase five Handysize drybulk vessels, including four newbuildings, from companies within the Metrostar group of companies for an aggregate purchase price of $166,250.  Total vessel deposits of $16,625 were made during the second quarter of 2010.  The remaining purchases are subject to the completion of customary documentation and closing conditions.  Two of the vessels were delivered during the third quarter of 2010.  The Genco Ocean, a newbuilding Handysize vessel, was delivered on July 26, 2010 and the Genco Bay, a 2010 built Handysize vessel, was delivered on August 24, 2010.   The remaining three vessels are expected to be delivered to the Company between March 2011 and September 2011.  Four of the five vessels are secured on long term time charters, each of which includes a minimum and maximum base rate as well as profit-sharing components, with Cargill International S.A.  The remaining vessel is secured on a spot market-related time charter with Cargill International S.A. at a rate based on 115% of the average of the daily rates of the Baltic Handysize Index (“BHSI”), an index published by The Baltic Exchange.  GS&T plans to finance the acquisition of these vessels using operating cash as well as the $100,000 secured term loan facility which was entered into on August 12, 2010 and proceeds from its recent concurrent offerings of common stock and convertible notes.  Refer to Note 10 — Convertible Senior Notes.

On June 3, 2010, Baltic Trading entered into an agreement to purchase three Handysize drybulk vessels, including one newbuilding, from companies within the Metrostar group of companies for an aggregate purchase price of $99,750.  Total vessel deposits of $9,975 were made during the second quarter of 2010. Two of the vessels were delivered during August 2010.  The Baltic Wind, a 2009 built Handysize vessel , was delivered on August 4, 2010 and the Baltic Cove, a 2010 built Handysize vessel, was delivered on August 23, 2010.  The remaining vessel, the Baltic Breeze, a newbuilding, was delivered during the fourth quarter of 2010 on October 12, 2010.  All three vessels are secured on spot market-related time charters with Cargill International S.A. at a rate based on 115% of the average of the daily rates of the BHSI.  Refer to Note 24 — Subsequent Events.

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

On February 22, 2010, Baltic Trading also entered into agreements with subsidiaries of another unaffiliated third-party seller to purchase two Capesize drybulk vessels for an aggregate price of $144,200.  The Baltic Wolf was delivered on October 14, 2010 and the Baltic Bear was delivered on May 14, 2010.  Total vessel deposits of $21,540 were made during the first quarter of 2010 and the remaining payment for the Baltic Bear of $65,700 and the Baltic Wolf of $56,960 were made upon delivery of the vessels during the second quarter and fourth quarter of 2010, respectively.  Refer to Note 24 — Subsequent Events.

Refer to Note 1 — General Information for a listing of the vessels for which GS&T and Baltic Trading have entered into agreements to purchase as noted herein.

Two of the Supramax vessels acquired from Bourbon and two of the Handysize vessels acquired from Metrostar during the third quarter of 2010 by GS&T had existing below market time charters at the time of the acquisition.  GS&T recorded a liability for time charter acquired of $2,146 which is being amortized as an increase to voyage revenues during the remaining term of each respective time charter.  Below market time charters, including those acquired during previous periods, were amortized as an increase to revenue in the amount of $1,457 and $4,813 for the three months ended September 30, 2010 and 2009, respectively.  Below market time charters acquired were amortized as an increase to revenue in the amounts of $3,893 and $14,282, respectively, for the nine months ended September 30, 2010 and 2009.

Capitalized interest expense associated with newbuilding contracts for the three months ended September 30, 2010 and 2009 was $204 and $331, respectively.  Capitalized interest expense associated with newbuilding contracts for the nine months ended September 30, 2010 and 2009 was $349 and $1,317, respectively.

6 - INVESTMENTS

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as Available For Sale (“AFS”) and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of AOCI.  At September 30, 2010 and December 31, 2009, the Company held 16,335,100 shares of Jinhui capital stock which is recorded at its fair value of $63,653 and $72,181, respectively, based on the closing price on September 30, 2010 and December 30, 2009 (the last trading date on the Oslo exchange in 2009) of 22.90 NOK and 25.60 NOK, respectively.

The Company reviews the investment in Jinhui for other than temporary impairment on a quarterly basis.  There were no impairment charges recognized for the three and nine months ended September 30, 2010 and 2009.

The unrealized currency translation gain on the Jinhui capital stock remains a component of AOCI since this investment is designated as an AFS security.

Refer to Note 12 — Accumulated Other Comprehensive (Deficit) Income for a breakdown of the components of AOCI.

7 - EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the vesting of nonvested stock awards (refer to Note 21 — Nonvested Stock Awards), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 512,000 nonvested shares outstanding at September 30, 2010 (refer to Note 21 — Nonvested Stock Awards), 170,000 shares are anti-dilutive.  The Company’s diluted earnings per share will also reflect the assumed conversion under the Company’s convertible debt if the impact is dilutive under the “if converted” method. The impact of the convertible debt is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	33,998,923	31,295,916	32,279,671	31,275,061

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	33,998,923	31,295,916	32,279,671	31,275,061

Dilutive effect of convertible notes	4,575,200	—	1,541,826	—

Dilutive effect of restricted stock awards	144,763	177,453	143,838	145,243

Weighted average common shares outstanding, diluted	38,718,886	31,473,369	33,965,335	31,420,304

The following table sets forth a reconciliation of the net income attributable to GS&T and the net income attributable to GS&T for diluted earnings per share under the “if-converted” method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income attributable to GS&T	$36,227	$34,271	$106,435	$113,131

Interest expense related to convertible notes	1,945	—	1,945	—

Net income attributable to GS&T for the computation of diluted earnings per share	$38,172	$34,271	$108,380	$113,131

8 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these condensed consolidated financial statements:

The Company makes available employees performing internal audit services to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.   For the nine months ended

September 30, 2010 and 2009, the Company invoiced $106 and $98, respectively, to GMC, which includes time associated with such internal audit services as well as office expenses during the nine months ended September 30, 2009.  Additionally, during the nine months ended September 30, 2010 and 2009, the Company incurred travel and other related expenditures totaling $170 and $124, respectively, reimbursable to GMC or its service provider.   At September 30, 2010 and December 31, 2009, the amount due to the Company from GMC was $17 and $41, respectively.

During the nine months ended September 30, 2010 and 2009, the Company incurred legal services aggregating $326 and $37, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At September 30, 2010 and December 31, 2009, $282 and $3, respectively, were outstanding to Constantine Georgiopoulos.

During the nine months ended September 30, 2010, the Company utilized the services of North Star Maritime, Inc. (“NSM”) which is owned and operated by one of GS&T’s directors, Rear Admiral Robert C. North, USCG (ret.).  NSM, a marine industry consulting firm, specializes in international and domestic maritime safety, security and environmental protection issues.  NSM billed $8 for services rendered during the nine months ended September 30, 2010.  There are no amounts due to NSM at September 30, 2010 and December 31, 2009.

During 2009 and 2010, GS&T and Baltic Trading entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in their fleets.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is Chairman of the Board of Aegean.  During the nine months ended September 30, 2010 and 2009, Aegean supplied lubricating oils to the Company’s vessels aggregating $852 and $0, respectively.  At September 30, 2010 and December 31, 2009, $83 and $226 remained outstanding, respectively.

During the nine months ended September 30, 2010, the Company invoiced MEP for technical services provided and expenses paid on MEP’s behalf aggregating $37,354. This amount included the purchase of a Bourbon vessel on MEP’s behalf.   MEP is managed by an affiliate of Peter C. Georgiopoulos, Chairman of the Board.  At September 30, 2010 and December 31, 2009, $38 and $0, respectively was due to the Company from MEP.

9 - LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2010	December 31, 2009

2007 Credit Facility	$1,289,500	$1,327,000
$100 Million Term Loan Facility	39,649	—
$253 Million Term Loan Facility	231,500	—
2010 Baltic Trading Credit Facility	69,825	—
Less: Current portion	(79,322)	(50,000)

Long-term debt	$1,551,152	$1,277,000

2007 Credit Facility

On July 20, 2007, the Company entered into a credit facility with DnB Nor Bank ASA (the “2007 Credit Facility”) for the purpose of acquiring nine new Capesize vessels and refinancing the Company’s prior credit facility which it had entered into as of July 29, 2005 (the “2005 Credit Facility”) and short-term line of credit facility entered into as of May 3, 2007 (the “Short-Term Line”).  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent. The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the Company’s previous credit facilities, which have been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility at September 30, 2010 is $1,289,500.  As of September 30, 2010, the Company has utilized its maximum borrowing capacity under the 2007 Credit Facility.

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

The significant covenants in the 2007 Credit Facility have been disclosed in the 2009 10-K.  As of September 30, 2010, the Company believes it is in compliance with all of the financial covenants under its 2007 Credit Facility, as amended, with the exception of the collateral maintenance financial covenant, which has been waived as discussed above.

At September 30, 2010, there were no letters of credit issued under the 2007 Credit Facility.

The following table sets forth the repayment of the outstanding debt of $1,289,500 at September 30, 2010 under the 2007 Credit Facility, as amended:

Period Ending December 31,	Total

2010 (October 1, 2010 — December 31, 2010)	$12,500
2011	50,000
2012	108,890
2013	192,780
2014	192,780
Thereafter	732,550

Total debt	$1,289,500

$100 Million Term Loan Facility

On August 12, 2010, the Company entered into a $100,000 secured term loan facility (“$100 Million Term Loan Facility”).  Crédit Agricole Corporate and Investment Bank, who is also acting as Agent and Security Trustee; and Crédit Industriel et Commercial; and Skandinaviska Enskilda Banken AB (publ) are the lenders under the facility.  The Company has used or intends to use the $100 Million Term Loan Facility to fund or refund to the Company a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies (Refer to Note 5 — Vessel Acquisitions and Dispositions).  Under the terms of the facility, the $100 Million Term Loan Facility will be drawn down in five equal tranches of $20,000 each, with one tranche per vessel.  The $100 Million Term Loan Facility has a final maturity date of seven years from the date of the first drawdown, or August 17, 2017, and borrowings under the facility bear interest at LIBOR for an interest period of one, three or six months (as elected by the Company), plus 3.00% per annum.  A commitment fee of 1.35% is payable on the undrawn committed amount of the $100 Million Term Loan Facility, which began accruing on August 12, 2010.  Borrowings are to be repaid quarterly, with the outstanding principal amortized on a 13-year profile, with any outstanding amount under the $100 Million Term Loan Facility to be paid in full on the final maturity date.  Repaid amounts are no longer available and cannot be reborrowed.  Borrowings under the $100 Million Term Loan Facility are secured by liens on the five Metrostar vessels purchased by GS&T and other related assets.  Certain of the Company’s wholly-owned ship-owning subsidiaries, each of which own or will own one of the five Metrostar vessels, will act as guarantors under the $100 Million Term Loan Facility.

As of September 30, 2010, two drawdowns of $20,000 each had been made for the deliveries of the Genco Ocean and Genco Bay.  These drawdowns were made on August 17, 2010 and August 23, 2010, respectively.  During the three and nine months ended September 30, 2010, total required repayments of $351 were made.  As of September 30, 2010, total availability under the $100 Million Term Loan Facility was $60,000.

The $100 Million Term Loan Facility requires the Company to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, interest coverage and dividends; minimum working capital requirements; collateral maintenance requirements; and other covenants, most of which are in principle and calculation similar to the Company’s covenants under the existing 2007 Credit Facility, except for the minimum cash requirement, which is $750 per mortgaged vessel under this facility.  The $100 Million Term Loan Facility includes usual and customary events of default and remedies for facilities of this nature.  Availability of each tranche of the $100 Million Term Loan Facility is subject to our acquisition of each of the five vessels from Metrostar and other conditions and documentation relating to the collateral securing the credit facility.

The Company believes it is in compliance with all of the financial covenants under the $100 Million Term Loan Facility as of September 30, 2010.

The following table sets forth the repayment of the outstanding debt of $39,649 at September 30, 2010 under the $100 Million Term Loan Facility:

Period Ending December 31,	Total

2010 (October 1, 2010 — December 31, 2010)	$769
2011	3,077
2012	3,077
2013	3,077
2014	3,077
Thereafter	26,572

Total debt	$39,649

$253 Million Term Loan Facility

On August 20, 2010, the Company entered into a $253,000 senior secured term loan facility (“$253 Million Term Loan Facility”).  BNP Paribas; Crédit Agricole Corporate and Investment Bank; DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, who is also acting as Security Agent and Bookrunner; and Skandinaviska Enskilda Banken AB (publ) are Lenders and Mandated Lead Arrangers under the facility.  Deutsche Bank Luxembourg S.A. is acting as Agent under the facility, and Deutsche Bank AG and all of the Lenders other than Deutsche Bank AG Filiale Deutschlandgeschäft are acting as Swap Providers under the facility.  The Company has used or intends to use the $253 Million Term Loan Facility to fund a portion of the purchase price of the acquisition of thirteen vessels from affiliates of Bourbon.  Under the terms of the facility, the $253 Million Term Loan Facility will be drawn down in thirteen tranches in amounts based on the particular vessel being acquired, with one tranche per vessel.  The $253 Million Term Loan Facility has a maturity date of August 14, 2015 and borrowings under the $253 Million Term Loan Facility bear interest, as elected by the Company, at LIBOR for an interest period of three or six months, plus 3.00% per annum.  A commitment fee of 1.25% is payable on the undrawn committed amount of the $253 Million Term Loan Facility, which began accruing on August 20, 2010.  Borrowings are to be repaid quarterly with outstanding principal amortized on a per vessel basis and any outstanding amount under the $253 Million Term Loan Facility to be paid in full on the maturity date.  Repaid amounts are no longer available and cannot be reborrowed.  Borrowings under the $253 Million Term Loan Facility are secured by liens on the Bourbon vessels and other related assets.  Certain of the Company’s wholly-owned ship-owning subsidiaries, each of which owns or will own one of the Bourbon vessels, will act as guarantors under the credit facility.

As of September 30, 2010, total drawdowns of $231,500 have been made under the $253 Million Term Loan Facility to fund or refund to the Company a portion of the purchase price of the twelve Bourbon vessels delivered during the third quarter of 2010.  Refer to Note 5 — Vessel Acquisitions and Dispositions for a listing of the vessels delivered.  As of September 30, 2010, total availability under the $253 Million Term Loan Facility was $21,500.

The $253 Million Term Loan Facility requires the Company to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, liquidity and interest coverage; dividends; collateral maintenance requirements; and other covenants, most of which are in principle and calculation similar to our covenants under the existing 2007 Credit Facility, except for the minimum cash requirement, which is $750 per mortgaged vessel under this facility.  As of September 30, 2010, the Company had deposited $9,000 that has been reflected as restricted cash at September 30, 2010.  Restricted cash will be released only if the underlying collateral is sold or disposed of.  The $253 Million Term Loan Facility includes usual and customary events of default and remedies for facilities of this nature.  Availability of each tranche of the $253 Million Term Loan Facility will be subject to the delivery of each vessel from Bourbon and other conditions and documentation relating to the collateral securing the $253 Million Term Loan Facility.

The Company believes it is in compliance with all of the financial covenants under the $253 Million Term Loan Facility as of September 30, 2010.

The following table sets forth the repayment of the outstanding debt of $231,500 at September 30, 2010 under the $253 Million Term Loan Facility:

Period Ending December 31,	Total

2010 (October 1, 2010 — December 31, 2010)	$4,691
2011	18,764
2012	18,764
2013	18,764
2014	18,764
2015	151,753

Total long-term debt	$231,500

2010 Baltic Trading Credit Facility

On April 16, 2010, Baltic Trading entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (the “2010 Baltic Trading Credit Facility”).  The 2010 Baltic Trading Credit Facility matures on April 16, 2014, and borrowings under the facility bear interest at LIBOR plus an applicable margin of 3.25% per annum.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Baltic Trading Credit Facility, which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the commitment letter, Baltic Trading paid an upfront fee of $313.  Additionally, upon executing the 2010 Baltic Trading Credit Facility, Baltic Trading paid the remaining upfront fee of $938, for total fees of $1,250.  Of the total facility amount of $100,000, $25,000 is available for working capital purposes.  As of September 30, 2010, total available working capital borrowings were $15,025 as $9,975 was drawn down during the nine months ended September 30, 2010.  As of September 30, 2010, $30,175 remained available under the 2010 Credit Facility as two draw downs of $29,925 each were made during the third quarter of 2010 to fund the purchase of the Baltic Wind and Baltic Cove.  Refer to Note 5 — Vessel Acquisitions and Dispositions for further information regarding these vessel deposits and acquisitions.

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

Borrowings under the 2010 Baltic Trading Credit Facility are secured by liens on Baltic Trading’s initial vessels and other related assets.   Borrowings under the facility are subject to the delivery of security documents with respect to Baltic Trading’s initial vessels.  Alternatively, Baltic Trading could provide cash collateral equal to $225,000 minus the aggregate purchase price of Baltic Trading’s first five vessels delivered if Baltic Trading wishes to draw down on the 2010 Baltic Trading Credit Facility while awaiting delivery of the Capesize vessel expected to be delivered during the fourth quarter of 2010.  As of September 30, 2010, the Company had provided cash collateral in the amount of $12,000 in order to invoke this option.  This amount has been reflected as restricted cash at September 30, 2010.  This cash collateral was released to the seller of the Baltic Wolf once it was delivered on October 14, 2010. and the Baltic Wolf was concurrently made subject to a lien under the 2010 Baltic Trading Credit Facility.  Refer to Note 24 — Subsequent Events for further information.  Baltic Trading’s subsidiaries owning the initial vessels act as guarantors under the 2010 Baltic Trading Credit Facility.

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

Under the 2010 Baltic Trading Credit Facility, Baltic Trading is not permitted to make loans to GS&T or Genco Investments LLC if an event of default existed at the time of the loan or could be reasonably expected to result therefrom.  In addition, Baltic Trading would not be permitted under the facility to declare or pay dividends to its shareholders (including Genco Investments LLC) if an event of default existed at the time of payment or would be caused thereby.  As of September 30, 2010, to remain in compliance with a net worth covenant in the facility, Baltic Trading needs to maintain a net worth of $232,796 after the payment of any dividends.

The Company believes it is in compliance with all of the financial covenants under the 2010 Baltic Trading Credit Facility as of September 30, 2010.

The following table sets forth the repayment of the outstanding debt of $69,825 at September 30, 2010 under the 2010 Baltic Trading Credit Facility:

Period Ending December 31,	Total

2010 (October 1, 2010 — December 31, 2010)	$—
2011	22,444
2012	37,406
2013	—
2014	9,975

Total long-term debt	$69,825

Interest rates

The following tables sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the rate differential between the pay fixed receive variable rate on the interest rate swap agreements that were in effect (refer to Note 11 — Interest Rate Swap Agreements), combined, and the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the impact of swaps and unused commitment fees:

	Three months ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Effective Interest Rate	4.70%	5.13%	4.70%	5.23%
Range of Interest Rates (excluding impact of swaps and unused commitment fees)	2.31% to 3.60%	2.25% to 3.25%	2.25% to 3.60%	1.23% to 5.56%

10 — CONVERTIBLE SENIOR NOTES

The Company issued $125,000 of 5.0% Convertible Senior Notes on July 27, 2010 (the “Notes”).  The Notes mature on August 15, 2015 and are convertible into shares of the Company’s common stock at a conversion rate of approximately 51.0204 shares of common stock per (in whole dollars) $1,000 principal amount of the Notes (equivalent to an initial conversion price of $19.60 per share, representing a 22.5% conversion premium over the concurrent offering price of $16.00 per share of the Company’s common stock on July 21, 2010), subject to adjustment, based on the occurrence of certain events, including, but not limited to, (i) the issuance of certain dividends on our common stock, (ii) the issuance of certain rights, options or warrants, (iii) the effectuation of share splits or combinations, (iv) certain distributions of property and (v) certain issuer tender or exchange offers as described in the Indenture, with the amount due on conversion payable in shares, cash, or a combination thereof at the Company’s discretion.   The total underlying shares of the Notes are 6,377,551 shares of common stock.  Since the Company can settle a conversion of the notes with shares, cash, or a combination thereof at its discretion, the Company allocated the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The liability component of the debt instrument is accreted to par value using the effective interest method over the remaining life of the debt. This amortization is reported as a component of interest expense. The equity component is not subsequently revalued as long as it continues to qualify for equity treatment.

Upon issuance, the Company estimated the fair value of the liability component of the Notes, assuming a 10% non-convertible borrowing rate, to be $100,724 and the fair value of the conversion option. The difference between the fair value and the principal amount of the Notes was $24,276. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date and the Company proportionately allocated approximately $867 of issuance costs against this equity component. The issuance cost allocated to the liability component of $3,574 along with the debt discount is being amortized to interest expense over the approximate 5 year period to the maturity of the Notes on August 15, 2015 resulting in additional interest expense in future periods.  The issuance cost allocated to the liability component has been recorded as deferred financing costs, refer to Note 15 — Other Assets, net.

The Notes were issued pursuant to an indenture, dated as of July 27, 2010 (the “Base Indenture”), by and between the Company and The Bank of New York Mellon, as trustee (the “Trustee”), supplemented by the First Supplemental Indenture dated as of June 27, 2010, by and between the Company and the Trustee (the “Supplemental Indenture,” and together with the Base Indenture, the “Indenture”).  The Notes are represented by a global security, executed by the Company, in the form attached to the Supplemental Indenture.

Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2011. The Notes will mature on August 15, 2015, subject to earlier repurchase or conversion upon the occurrence of certain events. Holders may convert their Notes before February 15, 2015, only in certain circumstances determined by (i) the market price of the Company’s common stock, (ii) the trading price of the Notes, or (iii) the occurrence of specified corporate events.  The Notes are subject to repurchase by the Company at the option of the holders following a fundamental change, as defined in the Indenture, including, but not limited to, (i) certain ownership changes, (ii) certain recapitalizations, mergers and dispositions, (iii) approval of any plan or proposal for the liquidation, or dissolution of our company, and (iv) our common stock ceasing to be listed on any of the New York Stock Exchange or the Nasdaq Global Select Market, any of their respective successors or any other U.S. national securities exchange, at a price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest up to the fundamental change repurchase date.  After February 15, 2015, holders may convert their Notes at any time thereafter until the second scheduled trading day preceding maturity.

The Indenture includes customary agreements and covenants by the Company, including with respect to events of default.  The Company believes it is in compliance with all of the financial covenants under the Indenture as of September 30, 2010.

The following tables provide additional information about the Company’s Notes.

September 30, 2010
Carrying amount of the equity component (additional paid-in capital)	$24,276
Principal amount of the Notes	125,000
Unamortized discount of the liability component	23,605
Net carrying amount of the liability component	101,395

For the three and nine months ended September 30, 2010
Effective interest rate on liability component	9.9%
Cash interest expense recognized	$1,146
Non-cash interest expense recognized	671
Non-cash deferred financing costs recognized as interest expense	127

The remaining period over which the unamortized discount will be recognized is 4.9 years. As of September 30, 2010, the if-converted value of the Notes does not exceed their principal amount.

The Notes have been classified as a noncurrent liability on the consolidated balance sheet as of September 30, 2010 because the Company can settle the principal amount of the notes with shares, cash, or a combination thereof at its discretion.

11 - INTEREST RATE SWAP AGREEMENTS

The Company has ten interest rate swap agreements with DnB NOR Bank ASA to manage interest costs and the risk associated with changing interest rates related to the Company’s 2007 Credit Facility, which were outstanding at September 30, 2010 and December 31, 2009. The total notional principal amount of the swaps at September 30, 2010 was $756,233 and the swaps have specified rates and durations.

The following table summarizes the interest rate swaps designated as cash flow hedges that were in place as of September 30, 2010 and December 31, 2009:

Interest Rate Swap Detail				September 30, 2010	December 31, 2009
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
7/31/07	5.115%	11/30/07	11/30/11	100,000	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000	100,000
1/22/08	2.89%	2/1/08	2/1/11	50,000	50,000
1/9/09	2.05%	1/22/09	1/22/14	100,000	100,000
2/11/09	2.45%	2/23/09	2/23/14	50,000	50,000

				$756,233	$756,233

The following table summarizes the derivative asset and liability balances at September 30, 2010 and December 31, 2009:

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	September 30, 2010	December 31, 2009	Sheet Location	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments
Interest rate contracts	Fair value of derivative instruments (Current Assets)	$—	$—	Fair value of derivative instruments (Current Liabilities)	$432	$—
Interest rate contracts	Fair value of derivative instruments (Noncurrent Assets)	—	2,108	Fair value of derivative instruments (Noncurrent Liabilities)	53,931	44,139

Total derivatives designated as hedging instruments		$—	$2,108		$54,363	$44,139

Total Derivatives		$—	$2,108		$54,363	$44,139

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Operations:

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three Month Period Ended September 30, 2010

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2010	Portion)	2010	Portion)	2010
Interest rate contracts	$(10,919)	Interest Expense	$(7,334)	Other Income (Expense)	$8

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three Month Period Ended September 30, 2009

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2009	Portion)	2009	Portion)	2009
Interest rate contracts	$(13,123)	Interest Expense	$(7,850)	Other Income (Expense)	$(14)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Nine Month Period Ended September 30, 2010

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2010	Portion)	2010	Portion)	2010
Interest rate contracts	$(34,912)	Interest Expense	$(22,538)	Other Income (Expense)	$42

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Nine Month Period Ended September 30, 2009

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2009	Portion)	2009	Portion)	2009
Interest rate contracts	$(3,482)	Interest Expense	$(20,112)	Other Income (Expense)	$(275)

At September 30, 2010, ($28,411) of AOCI is expected to be reclassified into interest expense over the next 12 months associated with interest rate derivatives.

The Company is required to provide collateral in the form of vessel assets to support the interest rate swap agreements, excluding vessel assets of Baltic Trading.  At September 30, 3010, the Company’s thirty-five vessels mortgaged under the 2007 Credit Facility served as collateral in the aggregate amount of $100,000.

12 - ACCUMULATED OTHER COMPREHENSIVE (DEFICIT) INCOME

The components of AOCI included in the accompanying condensed consolidated balance sheets consist of net unrealized gain (loss) on cash flow hedges, net unrealized gain (loss) from investments, and cumulative currency translation adjustments on the investment in Jinhui stock as of September 30, 2010 and December 31, 2009.

	AOCI	Net Unrealized Loss on Cash Flow Hedges	Unrealized Gain (Loss) on Investments	Currency Translation Gain (Loss) on Investments
AOCI — January 1, 2010	$13,589	$(41,819)	$43,364	$12,044
Unrealized loss on investments	(6,342)		(6,342)
Translation loss on investments	(2,185)			(2,185)
Unrealized loss on cash flow hedges	(12,374)	(12,374)
AOCI — September 30, 2010	$(7,312)	$(54,193)	$37,022	$9,859

13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments, except for the Notes, which are equal to such instrument’s carrying values at September 30, 2010 and December 31, 2009, are as follows:

	September 30, 2010	December 31, 2009
Cash and cash equivalents	$264,867	$188,267
Restricted cash	21,000	17,500
Investments	63,653	72,181
Floating rate debt	1,630,474	1,327,000
Notes	133,088	—
Derivative instruments — asset position	—	2,108
Derivative instruments — liability position	54,363	44,139

The fair value of the investments is based on quoted market rates.  The fair value of the floating rate debt under the 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility are estimated based on current rates offered to the Company for similar debt of the same remaining maturities.  Additionally, the Company considers its creditworthiness in determining the fair value of floating rate debt under the credit facilities.  The carrying value approximates the fair market value for these floating rate loans.  The fair value of the convertible senior notes payable represents the market value of the Notes at September 30, 2010 without bifurcating the value of the conversion option.  The fair value of the interest rate swaps is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of both the swap counterparty and the Company.

The Accounting Standards Codification subtopic 820-10, “Fair Value Measurements & Disclosures” (“ASC 820-10”) (formerly SFAS No. 157, “Fair Value Measurements”), applies to all assets and liabilities that are being measured and reported on a fair value basis.  This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

The following table summarizes the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

	September 30, 2010
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents	$—	$—	$—
Investments	63,653	63,653
Notes	133,088	133,088	—
Derivative instruments — liability position	54,363	—	54,363

	December 31, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents	$75,057	$75,057	$—
Investments	72,181	72,181	—
Derivative instruments — asset position	2,108	—	2,108
Derivative instruments — liability position	44,139	—	44,139

The Company held an investment of $0 and $75,057 in the JPMorgan US Dollar Liquidity Fund Institutional at September 30, 2010 and December 31, 2009, respectively.  The JPMorgan US Dollar Liquidity Fund Institutional is a money market fund which invests its assets in high quality transferable short term US Dollar denominated fixed and floating rate debt securities and has a portfolio with a weighted average investment maturity not to exceed sixty days.  The value of this fund is publicly available and is considered a Level 1 item.  The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Notes are publicly traded in the over-the-counter market; as the value is publicly available, the Notes are therefore considered a Level 1 item.  The Company’s interest rate derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR.  The Company has elected to use the income approach to value the derivatives, using observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  Refer to Note 11 — Interest Rate Swap Agreements for further information regarding the Company’s interest rate swap agreements.  ASC 820-10 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments in an asset or liability position and did not have a material impact on the fair value of these derivative instruments.  As of September 30, 2010, both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

14 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2010	December 31, 2009
Lubricant inventory and other stores	$7,143	$3,971
Prepaid items	4,338	3,086
Insurance receivable	1,897	1,408
Interest receivable on deposits for vessels to be acquired	41	—
Other	1,755	1,719
Total	$15,174	$10,184

15 - OTHER ASSETS, NET

Other assets, net consist of the following:

(i) Deferred financing costs, which include fees, commissions and legal expenses associated with securing loan facilities and other debt offerings.  These costs are amortized over the life of the related debt, and are included in interest expense.  As of September 30, 2010, the Company has deferred financing fees associated with the 2007 Credit Facility, the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, the debt portion of the Notes and the 2010 Baltic Trading Credit Facility.  (Refer to Note 9 — Long-Term Debt and Note 10 — Convertible Senior Notes)  Total net deferred financing costs consist of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

2007 Credit Facility	$10,074	$10,079
$100 Million Term Loan Facility	1,318	—
$253 Million Term Loan Facility	3,437	—
Convertible Senior Notes	3,574	—
2010 Baltic Trading Credit Facility	1,549	—
Total deferred financing costs	19,952	10,079
Less: accumulated amortization	3,776	2,585
Total	$16,176	$7,494

Amortization expense for deferred financing costs for the three months ended September 30, 2010 and 2009 was $589 and $270, respectively.  Amortization expense for deferred financing costs for the nine months ended September 30, 2010 and 2009 was $1,191 and $767, respectively.

(ii) Deferred registration costs include costs associated with preparing Baltic Trading for a public offering.  These costs, which existed as of December 31, 2009, were offset against proceeds received from the initial public offering, which was completed on March 15, 2010.  The Company has deferred registration costs of $0 and $834 at September 30, 2010 and December 31, 2009, respectively.

16 - FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2010	December 31, 2009
Fixed assets:
Vessel equipment	$2,327	$2,118
Leasehold improvements	1,146	1,146
Furniture and fixtures	347	347
Computer equipment	472	401
Total cost	4,292	4,012
Less: accumulated depreciation and amortization	1,911	1,554
Total	$2,381	$2,458

Depreciation and amortization expense for fixed assets for the three months ended September 30, 2010 and 2009 was $129 and $115, respectively.  Depreciation and amortization expense for fixed assets for the nine months ended September 30, 2010 and 2009 was $372 and $299, respectively.

17 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2010	December 31, 2009
Accounts payable	$5,667	$3,171
Accrued general and administrative expenses	14,603	8,409
Accrued vessel operating expenses	12,001	7,029

Total	$32,271	$18,609

18 - REVENUE FROM TIME CHARTERS

Total voyage revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, for the three months ended September 30, 2010 and 2009 was $117,558 and $92,949, respectively, and for the nine months ended September 30, 2010 and 2009 was $317,576 and $283,301, respectively.  Included in revenues for the three months ended September 30, 2010 and 2009 was profit sharing revenue of $244 and $524, respectively, and for the nine months ended September 30, 2010 and 2009, profit sharing revenue was $309 and $1,647, respectively.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of November 3, 2010 is expected to be $97,882 for the remaining quarter of 2010, $166,061 during 2011, $48,866 during 2012 and $1,674 during 2013, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For most drydockings, the Company assumes twenty days of offhire.  Future minimum revenue excludes revenue earned for the five vessels currently in pool arrangements, namely the Genco Explorer, Genco Pioneer, Genco Progress, Genco Reliance, and Genco Sugar, as pool rates cannot be estimated.  Additionally, future minimum revenue excludes revenue to be earned for the Company’s vessels that are on spot market-related time charters, as spot rates cannot be estimated, namely the Baltic Bear, Baltic Cougar, Baltic Cove, Baltic Jaguar, Baltic Leopard, Baltic Panther, Baltic Wind, Baltic Breeze and Baltic Wolf.

19 - LEASE PAYMENTS

In September 2005, the Company entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company had a deferred rent credit at September 30, 2010 and December 31, 2009 of $670 and $687, respectively.  Rent expense for the three months ended September 30, 2010 and 2009 was $117 for each respective period.  Rent expense for the nine months ended September 30, 2010 and 2009 was $350 for each respective period.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $129 for the remainder of 2010, $518 annually for 2011 through 2014 and a total of $3,097 for the remaining term of the lease.

20 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan which is available to full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis.  The matching contribution vests immediately.  For the three months ended September 30, 2010 and 2009, the Company’s matching contribution to the 401(k) plan was $47 and $31, respectively, and for the nine months ended September 30, 2010 and 2009, the Company’s matching contribution to the 401(k) plan was $146 and $116, respectively.

21 - NONVESTED STOCK AWARDS

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

The following table presents a summary of the Company’s nonvested stock awards for the nine months ended September 30, 2010 under the GS&T Plan:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2010	437,000	$25.86
Granted	90,000	22.76
Vested	(15,000)	24.93
Forfeited	—	—

Outstanding at September 30, 2010	512,000	$25.34

The total fair value of shares that vested under the GS&T Plan during the nine months ended September 30, 2010 and 2009 was $331 and $263, respectively.

For the three and nine months ended September 30, 2010 and 2009, the Company recognized nonvested stock amortization expense for the GS&T Plan, which is included in general, administrative and management fees, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
General, administrative and management fees	$1,141	$1,032	$3,331	$3,355

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2010, unrecognized compensation cost related to nonvested stock will be recognized over a weighted average period of 4.75 years.

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

The following table presents a summary of Baltic Trading’s nonvested stock awards for the nine months ended September 30, 2010 under the Baltic Trading Plan:

	Number of Common Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2010	—	$—
Granted	478,500	14.00
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2010	478,500	$14.00

The total fair value of shares that vested under the Baltic Trading Plan during the nine months ended September 30, 2010 and 2009 was $0 during both periods.

For the three and nine months ended September 30, 2010, the Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in general, administrative and management fees, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
General, administrative and management fees	$892	$—	$1,986	$—

The Company is amortizing Baltic Trading’s grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2010, unrecognized compensation cost related to nonvested stock will be recognized over a weighted average period of 3.38 years.

22 - SHARE REPURCHASE PROGRAM

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

Since the inception of the share repurchase program through September 30, 2010, the Company repurchased and retired 278,300 shares of its common stock for $11,500.  No repurchases were made during the three and nine months ended September 30, 2010 and 2009.

23 - LEGAL PROCEEDINGS

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

24 - SUBSEQUENT EVENTS

On October 12, 2010, Baltic Trading took delivery of the Baltic Breeze, a 34,386 dwt Handysize newbuilding, from a company within the Metrostar group of companies.  Baltic Trading utilized the 2010 Baltic Trading Credit Facility to pay the remaining balance of $29,925 for the Baltic Breeze.

On October 14, 2010, Baltic Trading took delivery of the Baltic Wolf, a 177,752 dwt Capesize newbuilding, from Oceanways Trust Ltd. and other unaffiliated third party vessel owners.  The Baltic Wolf is the final vessel of Baltic Trading’s initial fleet of six vessels.  Baltic Trading utilized cash on hand, including restricted cash, to pay the remaining balance of $56,960 for the Baltic Wolf.

On November 3, 2010, Baltic Trading announced a dividend of $0.16 per share to be paid on or about November 25, 2010 to shareholders of record as of November 15, 2010.  The aggregate amount of the dividend is expected to be approximately $3,596, which Baltic Trading anticipates will be funded from cash on hand at the time payment is to be made.

On November 2, 2010 Baltic Trading entered into a commitment letter with Nordea Bank Finland plc, acting through its New York branch, and Skandinaviska Enskilda Banken AB to amend the 2010 Baltic Trading Credit Facility.  Under the terms of the amended 2010 Baltic Trading Credit Facility, the commitment amount will increase to $150,000 from $100,000, and the amounts borrowed will bear interest at LIBOR plus a margin of 3.00% as compared to 3.25% currently.  The term of the 2010 Credit Facility will be extended to six years from the currently remaining 3.5 years and the repayment structure will be modified to provide for eleven semi-annual commitment reductions of $5,000 each with a balloon payment at the end of the facility.  The amendment is subject to definitive documentation.

On October 22, 2010 and November 4, 2010, the Company took delivery of two Bourbon vessels that were subsequently sold to MEP.  The Company paid a total of $62,370 for the remaining aggregate purchase price of these vessels.  These vessels were then sold to MEP for an aggregate purchase price of $69,993, which included the entire purchase price of the vessels as well as the 1% fee payable to the Company’s third-party financial advisor.

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) acts of war, terrorism, or piracy; (ix) changes in the condition of the our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (x) the number of offhire days needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims including offhire days; (xi) our acquisition or disposition of vessels; (xii) the completion of definitive documentation with respect to time charters; (xiii) charterers’ compliance with the terms of their charters in the current market environment; (xiv) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, our agreements to acquire vessels; (xv) the completion of definitive documentation for the amendment of Baltic Trading’s credit facility; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent reports on Form 8-K and Form 10-Q.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company incorporated on September 27, 2004 to transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding vessels of Baltic Trading Limited (“Baltic Trading”), as of November 9, 2010, our fleet consisted of nine Capesize, eight Panamax, sixteen Supramax, six Handymax and ten Handysize drybulk carriers, with an aggregate carrying capacity of approximately 3,649,000 dwt, and the average age of our fleet was approximately 6.0 years, as compared to the average age for the world fleet of approximately 15 years for the drybulk shipping segments in which we compete.  After the expected delivery of three Handysize vessels and one Supramax vessels that we have agreed to acquire and retain, we will own a fleet of fifty-three drybulk vessels, consisting of nine Capesize, eight Panamax, seventeen Supramax, six Handymax and thirteen Handysize vessels, excluding the vessels of Baltic Trading.  We seek to deploy our vessels on time charters, or in vessel pools trading in the spot market, to reputable charterers, including Lauritzen Bulkers A/S or LB/IVS Pool, in which Lauritzen Bulkers A/S acts as the pool manager (collectively, “Lauritzen Bulkers”), Cargill International S.A., Pacific Basin Chartering Ltd., COSCO Bulk Carriers Co., Ltd., and Hyundai Merchant Marine Co. Ltd.  The majority of the vessels in our current fleet are presently engaged under time charter contracts that expire (assuming the option periods in the time charters are not exercised) between November 2010 and June 2013.

In addition, as of November 9, 2010, Baltic Trading’s fleet consisted of two Capesize, four Supramax and three Handysize drybulk carriers with an aggregate carrying capacity of approximately 672,000 dwt.

See pages 36 - 38 for a table of all vessels that have been delivered or are expected to be delivered to us, including Baltic Trading’s vessels.

We intend to continue to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow. In connection with the acquisitions and deliveries made during 2007 through 2010 and our growth strategy, we negotiated the 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and the Baltic Trading’s $100 million senior secured revolving credit facility that we have used to acquire vessels.

On June 3, 2010, we entered into an agreement to purchase a total of eight Handysize drybulk vessels, including five newbuildings, from companies within the Metrostar group of companies for an aggregate purchase price of $266.0 million.  Five of these vessels will be owned by us and three will be owned by Baltic Trading.  Additionally, on June 24, 2010, we entered into a Master Agreement with Bourbon SA (“Bourbon”) to purchase sixteen drybulk vessels, including two newbuildings, for an aggregate purchase price of $545.0 million.  We will retain thirteen of the sixteen vessels, including one newbuilding, and the remaining three vessels will be resold immediately to Maritime Equity Partners LLC (“MEP”), a company controlled by our Chairman, Peter C. Georgiopoulos.  Refer to Note 5 — Vessel Acquisitions and Dispositions in our condensed financial statements for further information.  A total of five vessels have been delivered from Companies within the Metrostar group of companies and a total of thirteen vessels have been delivered from Bourbon, one of which was sold to MEP.  The remaining vessels are all planned to be delivered between March and September 2011.

In order to fund the acquisition of these vessels, we entered into two senior secured term loan facilities.  On August 20, 2010, we entered into a $253 million senior secured term loan facility to be utilized to fund a portion of the purchase price of the acquisition of thirteen vessels from affiliate of Bourbon SA.  On August 12, 2010, we entered into a $100 million senior secured term loan facility to be utilized to fund or refund to us a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies.  The Baltic Trading vessels have been funded utilizing its $100 million senior secured revolving credit facility for bridge financing.

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

Baltic Trading, formerly a wholly-owned subsidiary of the Company at December 31, 2009, completed its initial public offering, or IPO, on March 15, 2010.  As of September 30, 2010, the Company’s wholly-owned subsidiary Genco Investments LLC owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 25.35% ownership interest in Baltic Trading at September 30, 2010 and 83.59% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Baltic Trading is consolidated with the Company as we control a majority of the voting interest in Baltic Trading.  Management’s discussion and analysis of the Company’s results of operations and financial condition in this section includes the results of Baltic Trading.

We entered into a long-term management agreement (the “Management Agreement”) with Baltic Trading pursuant to which we apply our expertise and experience in the drybulk industry to provide Baltic Trading with commercial, technical, administrative and strategic services.  The Management Agreement is for an initial term of approximately fifteen years and will automatically renew for additional five-year periods unless terminated in accordance with its terms.  Baltic Trading will pay us for the services we provide it as well as reimburse us for our costs and expenses incurred in providing certain of these services.  Management fee income we earn from the Management Agreement net of any allocated shared expenses, such as salary, office expenses and other general and administrative fees, will be taxable to us.  Upon consolidation with Baltic Trading, any management fee income earned will be eliminated for financial reporting purposes.

We provide technical services for drybulk vessels purchased by MEP under an agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation.  They will not include chartering services.  The services will be provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  MEP will have the right to cancel provision of services on 60 days notice with payment of a one-year termination fee or without fee upon a Company change of control.  The Company may terminate provision of the services at any time on 60 days notice.  Mr. Georgiopoulos is a minority investor, and affiliates of Oaktree Capital Management, L.P., of which Stephen A. Kaplan is a principal, are majority investors in MEP.  This arrangement was approved by an independent committee of the Company’s Board of Directors.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and nine months ended September 30, 2010 and 2009 on a consolidated basis, which includes the operations of Baltic Trading.

	For the three months ended September 30,		Increase
	2010	2009	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	920.0	635.3	284.7	44.8%
Panamax	736.0	736.0	—	—
Supramax	1,211.4	368.0	843.4	229.2%
Handymax	552.0	552.0	—	—
Handysize	937.0	736.0	201.0	27.3%

Total	4,356.4	3,027.3	1,329.1	43.9%

Available days (2)
Capesize	907.4	634.1	273.3	43.1%
Panamax	736.0	724.3	11.7	1.6%
Supramax	1,201.1	355.8	845.3	237.6%
Handymax	552.0	552.0	—	—
Handysize	933.0	724.6	208.4	28.8%

Total	4,329.5	2,990.8	1,338.7	44.8%

Operating days (3)
Capesize	905.7	629.1	276.6	44.0%
Panamax	723.4	722.9	0.5	0.1%
Supramax	1,177.7	350.4	827.3	236.1%
Handymax	522.8	549.8	(27.0)	(4.9)%
Handysize	928.9	723.9	205.0	28.3%

Total	4,258.4	2,976.1	1,282.3	43.1%

Fleet utilization (4)
Capesize	99.8%	99.2%	0.6%	0.6%
Panamax	98.3%	99.8%	(1.5)%	(1.5)%
Supramax	98.0%	98.5%	(0.5)%	(0.5)%
Handymax	94.7%	99.6%	(4.9)%	(4.9)%
Handysize	99.6%	99.9%	(0.3)%	(0.3)%
Fleet average	98.4%	99.5%	(1.1)%	(1.1)%

	For the three months ended September 30,		Increase
	2010	2009	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$40,529	$55,402	$(14,873)	(26.8)%
Panamax	31,871	29,268	2,603	8.9%
Supramax	20,428	21,436	(1,008)	(4.7)%
Handymax	26,929	26,600	329	1.2%
Handysize	17,662	18,366	(704)	(3.8)%

Fleet average	26,819	30,743	(3,924)	(12.8)%

Daily vessel operating expenses (6)
Capesize	$5,439	$5,403	$36	0.7%
Panamax	5,241	4,980	261	5.2%
Supramax	4,311	5,005	(694)	(13.9)%
Handymax	5,358	4,841	517	10.7%
Handysize	4,678	4,285	393	9.2%

Fleet average	4,918	4,878	40	0.8%

	For the nine months ended September 30,		Increase
	2010	2009	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	2,596.6	1,721.3	875.3	50.9%
Panamax	2,184.0	2,184.0	—	—
Supramax	2,162.6	1,092.0	1,070.6	98.0%
Handymax	1,638.0	1,638.0	—	—
Handysize	2,385.0	2,184.0	201.0	9.2%

Total	10,966.2	8,819.3	2,146.9	24.3%

Available days (2)
Capesize	2,557.3	1,720.1	837.2	48.7%
Panamax	2,184.0	2,160.8	23.2	1.1%
Supramax	2,133.6	1,079.8	1,053.8	97.6%
Handymax	1,625.4	1,604.6	20.8	1.3%
Handysize	2,366.8	2,155.0	211.8	9.8%

Total	10,867.1	8,720.3	2,146.8	24.6%

Operating days (3)
Capesize	2,553.7	1,714.4	839.3	49.0%
Panamax	2,158.5	2,130.1	28.4	1.3%
Supramax	2,108.3	1,057.6	1,050.7	99.4%
Handymax	1,581.1	1,595.5	(14.4)	(0.9)%
Handysize	2,360.8	2,139.2	221.6	10.4%

Total	10,762.4	8,636.8	2,125.6	24.6%

Fleet utilization (4)
Capesize	99.9%	99.7%	0.2%	0.2%
Panamax	98.8%	98.6%	0.2%	0.2%
Supramax	98.8%	97.9%	0.9%	0.9%
Handymax	97.3%	99.4%	(2.1)%	(2.1)%
Handysize	99.7%	99.3%	0.4%	0.4%
Fleet average	99.0%	99.0%	—	—

	For the nine months ended September 30,		Increase
	2010	2009	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$43,278	$57,838	$(14,560)	(25.2)%
Panamax	30,942	29,475	1,467	5.0%
Supramax	22,245	27,080	(4,835)	(17.9)%
Handymax	27,183	28,224	(1,041)	(3.7)%
Handysize	18,790	19,364	(574)	(3.0)%

Fleet average	28,928	32,044	(3,116)	(9.7)%

Daily vessel operating expenses (6)
Capesize	$5,421	$5,270	$151	2.9%
Panamax	4,826	5,139	(313)	(6.1)%
Supramax	4,438	4,741	(303)	(6.4)%
Handymax	4,772	4,603	169	3.7%
Handysize	4,379	4,224	155	3.7%

Fleet average	4,785	4,789	(4)	(0.1)%

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

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Voyage revenues (in thousands)	$117,558	$92,949	$317,576	$283,301
Voyage expenses (in thousands)	1,447	1,002	3,202	3,866
Net voyage revenue (in thousands)	$116,111	$91,947	314,374	$279,435
Total available days	4,329.5	2,990.8	10,867.1	8,720.3
Total TCE rate	$26,819	$30,743	$28,928	$32,044

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

Operating Data

	For the three months ended September 30,
	2010	2009	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenue	$117,558	$92,949	$24,609	26.5%
Service revenue	462	—	462	100.0%

Total revenue	118,020	92,949	25,071	27.0%

Operating Expenses:
Voyage expenses	1,447	1,002	445	44.4%
Vessel operating expenses	21,425	14,766	6,659	45.1%
General, administrative and management fees	7,316	4,660	2,656	57.0%
Depreciation and amortization	29,998	22,297	7,701	34.5%

Total operating expenses	60,186	42,725	17,461	40.9%

Operating income	57,834	50,224	7,610	15.2%
Other (expense) income	(19,262)	(15,953)	(3,309)	20.7%

Net income before income taxes	38,572	34,271	4,301	12.5%
Income tax expense	(467)	—	(467)	100.0%

Net income	38,105	34,271	3,834	11.2%
Less: Net income attributable to noncontrolling interest	1,878	—	1,878	100.0%
Net income attributable to Genco Shipping & Trading Limited	$36,227	$34,271	$1,956	5.7%

Earnings per share - Basic	$1.07	$1.10	$(0.03)	(2.7)%
Earnings per share - Diluted	$0.99	$1.09	$(0.10)	(9.2)%
Dividends declared and paid per share	$—	$—	$—	—
Weighted average common shares outstanding - Basic	33,998,923	31,295,916	2,703,007	8.6%
Weighted average common shares outstanding - Diluted	38,718,886	31,473,369	7,245,517	23.0%

EBITDA (1)	$85,875	$72,506	$13,369	18.4%

	For the nine months ended September 30,
	2010	2009	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenue	$317,576	$283,301	$34,275	12.1%
Service revenue	462	—	462	100.0%

Total revenue	318,038	283,301	34,737	12.3

Operating Expenses:
Voyage expenses	3,202	3,866	(664)	(17.2)%
Vessel operating expenses	52,472	42,235	10,237	24.2%
General, administrative and management fees	20,276	14,395	5,881	40.9%
Depreciation and amortization	81,091	64,179	16,912	26.4%
Other operating income	(206)	—	(206)	100.0%

Total operating expenses	156,835	124,675	32,160	25.8%

Operating income	161,203	158,626	2,577	1.6%
Other (expense) income	(50,154)	(45,495)	(4,659)	10.2%

Net income before income taxes	111,049	113,131	(2,082)	(1.8)%
Income tax expense	(1,186)	—	(1,186)	100.0%

Net income	109,863	113,131	(3,268)	(2.9)%
Less: Net income attributable to noncontrolling interest	3,428	—	3,428	100.0%
Net income attributable to Genco Shipping & Trading Limited	$106,435	$113,131	$(6,696)	(5.9)%

Earnings per share - Basic	$3.30	$3.62	$(0.32)	(8.8)%
Earnings per share - Diluted	$3.19	$3.60	$(0.41)	(11.4)%
Dividends declared and paid per share	$—	$—	$—	—
Weighted average common shares outstanding - Basic	32,279,671	31,275,061	1,004,610	3.2%
Weighted average common shares outstanding - Diluted	33,965,335	31,420,304	2,545,031	8.1%

EBITDA (1)	$238,812	$222,507	$16,305	7.3%

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

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Net income attributable to Genco Shipping & Trading Limited	$36,227	$34,271	$106,435	$113,131
Net interest expense	19,183	15,938	50,100	45,197
Income tax expense	467	—	1,186	—
Depreciation and amortization	29,998	22,297	81,091	64,179

EBITDA (1)	$85,875	$72,506	$238,812	$222,507

Results of Operations

The following tables set forth information about the vessels in our fleet, including Baltic Trading’s vessels, as of November 9, 2010:

Genco Shipping & Trading Limited

Vessel	Year Built		Charterer	Charter Expiration (1)	Cash Daily Rate (2)	Net Revenue Daily Rate (3)

Capesize Vessels
Genco Augustus	2007		Cargill International S.A.	December 2010	39,000
Genco Tiberius	2007		Cargill International S.A.	September 2011	31,000
Genco London	2007		Cargill International S.A.	September 2011	31,000
Genco Titus	2007		Cargill International S.A.	September 2011	45,000(4)	46,250
Genco Constantine	2008		Cargill International S.A.	August 2012	52,750(4)
Genco Hadrian	2008		Cargill International S.A.	October 2012	65,000(4)
Genco Commodus	2009		Morgan Stanley Capital Group Inc.	June 2011	36,000
Genco Maximus	2009		Cargill International S.A.	November 2010	27,000
Genco Claudius	2010		Cargill International S.A.	December 2010	36,000

Panamax Vessels
Genco Beauty	1999		D/S Norden A/S, Copenhagen	April 2011	27,000
Genco Knight	1999		Swissmarine Services S.A.	March 2011	25,000
Genco Leader	1999		Klaveness Chartering	December 2010	20,000
Genco Vigour	1999		Global Maritime Investments Ltd.	November 2010	24,000
Genco Acheron	1999		Global Chartering Ltd (a subsidiary of ArcelorMittal Group)	July 2011	55,250
Genco Surprise	1998		Hanjin Shipping Co., Ltd.	December 2010	42,100
Genco Raptor	2007		COSCO Bulk Carriers Co., Ltd.	April 2012	52,800
Genco Thunder	2007		Klaveness Chartering	November 2010	22,250

Supramax Vessels
Genco Predator	2005		Pacific Basin Chartering Ltd.	April 2011	22,500
Genco Warrior	2005		Hyundai Merchant Marine Co. Ltd.	November 2010	38,750
Genco Hunter	2007		Pacific Basin Chartering Ltd.	February 2011	21,750
Genco Cavalier	2007		MUR Shipping B.V.	September 2011	19,200
Genco Lorraine	2009		Olam International Ltd.	June 2012	18,500
Genco Loire	2009		Oldendorff GMBH and Co.	August 2011	20,250
Genco Aquitaine	2009		Samsun Logix Corporation	March 2011	21,250(5)
Genco Ardennes	2009		Klaveness Chartering	August 2012	19,000
Genco Auvergne	2009		Oldendorff GMBH and Co.	November 2010	22,000
Genco Bourgogne	2010		Setaf-Saget SAS	November 2011	19,900
Genco Brittany	2010		Oldendorff GMBH and Co.	December 2010	21,000
Genco Languedoc	2010		Setaf-Saget SAS	December 2010	24,250
Genco Normandy	2007		MUR Shipping BV	November 2010	14,250
Genco Picardy	2005		Rizzo-Bottiglieri-de Carlini Armatori SPA	December 2010	17,100	21,750
Genco Provence	2004		Setaf-Saget SAS	December 2011	20,250
Genco Pyrenees	2010		Setaf-Saget SAS	July 2011	19,000

Handymax Vessels
Genco Success	1997		Korea Line Corporation	February 2011	33,000(7)
Genco Carrier	1998		Louis Dreyfus Corporation	March 2011	37,000
Genco Prosperity	1997		Pacific Basin Chartering Ltd	June 2011	37,000
Genco Wisdom	1997		Hyundai Merchant Marine Co. Ltd.	February 2011	34,500
Genco Marine	1996		STX Pan Ocean Co. Ltd.	April 2011	20,000
Genco Muse	2001		Global Maritime Investments Ltd.	December 2010	17,750

Handysize Vessels
Genco Explorer	1999		Lauritzen Bulkers A/S	February 2011	Spot(8)
Genco Pioneer	1999		Lauritzen Bulkers A/S	February 2011	Spot(8)
Genco Progress	1999		Lauritzen Bulkers A/S	November 2011	Spot(8)
Genco Reliance	1999		Lauritzen Bulkers A/S	November 2011	Spot(8)
Genco Sugar	1998		Lauritzen Bulkers A/S	November 2011	Spot(8)
Genco Charger	2005		Pacific Basin Chartering Ltd.	November 2010	24,000
Genco Challenger	2003		Pacific Basin Chartering Ltd.	November 2010	24,000
Genco Champion	2006		Pacific Basin Chartering Ltd.	December 2010	24,000
Genco Ocean	2010		Cargill International S.A.	June, 2013	$8,500-$13,500 with 50% profit sharing(9)		(10)
Genco Bay	2010		Cargill International S.A.	February, 2013	$8,500-$13,500 with 50% profit sharing(9)		(10)

Vessels to be Delivered Supramax Vessels
Genco Rhone	2011	(11)	—	—	—

Handysize Vessels
Genco Avra	2011	(11)	Cargill International S.A.	34.5-37.5 months after delivery	$8,500-$13,500 with 50% profit sharing(9)		(6)
Genco Mare	2011	(11)	Cargill International S.A.	45.5-50.5 months after delivery	BHSI plus 15%(12)
Genco Spirit	2011	(11)	Cargill International S.A.	34.5-37.5 months after delivery	$8,500-$13,500 with 50% profit sharing(9)		(6)

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

(2) Time charter rates presented are the gross daily charterhire rates before third-party commissions generally ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3) For the vessels acquired with a below-market time charter rate, the approximate amount of revenue on a daily basis to be recognized as revenues is displayed in the column named ‘‘Net Revenue Daily Rate’’ and is net of any third-party commissions. Since these vessels were acquired with existing time charters with below-market rates, Genco allocated the purchase price between the respective vessels and an intangible liability for the value assigned to the below-market charter-hire. This intangible liability is amortized as an increase to voyage revenues over the minimum remaining terms of the applicable charters. The minimum remaining term for the Genco Titus is on September 26, 2011 and for the Genco Picardy November 11, 2010, at which point the respective liabilities were or will be amortized to zero and the vessels began or will begin earning the ‘‘Cash Daily Rate.’’ For cash flow purposes, Genco will continue to receive the rate presented in the ‘‘Cash Daily Rate’’ column until the charter expires.

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

(5) A novation agreement was signed between Genco and Samsun Logix Corporation at a rate of $20,000 per day, less a 5% third party brokerage commission, with a minimum expiration of March 2011 and a maximum expiration of May 2011. The charter includes a 50% hire-based profit sharing component on the difference between the rate mentioned above and the rate that the charterer has sub-chartered the vessel at for the remainder of the contract’s life. The gross effective rate for the duration of this charter is approximately $21,250 per day.

(6) These vessels were acquired with existing time charters with below-market rates. For the time charters that are below-market, Genco is in the process of allocating the purchase price between the respective vessels and an intangible liability for the value assigned to the below-market charter-hire. This intangible liability will be amortized as an increase to voyage revenues over the minimum remaining terms of the applicable charters, at which point the respective liabilities will be amortized to zero and the vessels will begin earning the ‘‘Cash Daily Rate.’’ For cash flow purposes, Genco will continue to receive the rate presented in the ‘‘Cash Daily Rate’’ column until the charter expires.

(7) We extended the time charter for an additional 35 to 37.5 months at a rate of $40,000 per day for the first 12 months, $33,000 per day for the following 12 months, $26,000 per day for the next 12 months and $33,000 per day thereafter less a 5% third-party commission. In all cases, the rate for the duration of the time charter will average $33,000 per day. For purposes of revenue recognition, the time charter contract is reflected on a straight-line basis at approximately $33,000 per day for 35 to 37.5 months in accordance with U.S. GAAP.

(8) We have reached an agreement to enter these vessels into the LB/IVS Pool whereby Lauritzen Bulkers A/S acts as the pool manager. We can withdraw up to two vessels with three months’ notice and the remaining three vessels with 12 months’ notice.

(9) The rate for the spot market-related time charter will be linked with a floor of $8,500 and a ceiling of $13,500 daily with a 50% profit sharing arrangement to apply to any amount above the ceiling. The rate will be based on 115% of the average of the daily rates of the Baltic Handysize Index, or BHSI, as reflected in daily reports. Hire will be paid every 15 days in advance net of a 5.00% third-party brokerage commission.

(10)These vessels were acquired with existing time charters with below-market rates. As described in footnote (6) above, intangible liabilities will be amortized as an increase to voyage revenues over the minimum remaining terms of the applicable charters. Specifically, for the Genco Ocean and Genco Bay, the daily amount of amortization associated with them will be approximately $700 and $750 per day over the actual cash rate earned, respectively.

(11) Built and delivery dates for vessels being delivered in the future are estimates based on guidance received from the sellers and/or the respective shipyards.

(12) The rate for the spot market-related time charter will be based on 115% of the average of the daily rates of the BHSI, as reflected in daily reports. Hire will be paid every 15 days in advance net of a 5.00% third party brokerage commission.

Baltic Trading Limited

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure

Capesize Vessels
Baltic Bear	2010	Cargill International S.A.	April 2011	100% of BCI (2)
Baltic Wolf	2010	Cargill International S.A.	September 2011	100% of BCI (2)
Supramax Vessels
Baltic Leopard	2009	Oldendorff GMBH and Co. KG. Lubeck	March 2011	95 % of BSI (3)
Baltic Panther	2009	Oldendorff GMBH and Co. KG. Lubeck	March 2011	95 % of BSI (3)
Baltic Jaguar	2009	Clipper Bulk Shipping N.V., Curacao	April 2011	95 % of BSI (3)
Baltic Cougar	2009	AMN Bulkcarriers Inc.	June 2011	96 % of BSI (4)
Handysize Vessels
Baltic Wind	2009	Cargill International S.A.	May 2013	115% of BHSI (5)
Baltic Cove	2010	Cargill International S.A.	February 2014	115% of BHSI (5)
Baltic Breeze	2010	Cargill International S.A.	August 2014	115% of BHSI (5)

(1)         The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Under the terms of each contract, the charterer is entitled to extend the time charters from two to four months in order to complete the vessel’s final voyage plus any time the vessel has been off-hire.

(2)         Under the terms of the agreements, the rate for the spot market-related time charter will be based on the average of the daily rates of the Baltic Capesize Index (BCI), as reflected in daily reports. Hire will be paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to GS&T.  Baltic Trading will not be responsible for voyage expenses, including fuel.

(3)         The rate for the spot market-related time charter will be based on 95% of the average of the daily rates of the Baltic Supramax Index (BSI), as reflected in daily reports. Hire will be paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to GS&T. Baltic Trading will not be responsible for voyage expenses, including fuel.

(4)         We have reached an agreement to enter the vessel in a spot market-related time charter based on 96% of the average of the daily rates of the Baltic Supramax Index (BSI), as reflected in daily reports. Hire will be paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to GS&T. Baltic Trading will not be responsible for voyage expenses, including fuel. The vessel commenced the spot market-related time charter following the expiration of its previous time charter on July 28, 2010.

(5)         The rate for each of the spot market-related time charters will be based on 115% of the average of the daily rates of the Baltic Handysize Index (BHSI), as reflected in daily reports. Hire will be paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T. Baltic Trading will not be responsible for voyage expenses, including fuel.

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

VOYAGE REVENUES-

For the three months ended September 30, 2010, voyage revenues increased 26.5% to $117.6 million versus $92.9 million for the three months ended September 30, 2009.  Revenues increased by approximately $24.6 million primarily as a result of the increase in the size of our fleet and revenues earned by Baltic Trading’s vessels of $10.4 million offset by lower charter rates achieved for some of our vessels.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 12.8% to $26,819 a day for the three months ended September 30, 2010 from $30,743 a day for the three months ended September 30, 2009.  The decrease in TCE rates resulted from overall lower charter rates achieved in the third quarter of 2010 versus the third quarter of 2009 for 17 vessels in our fleet, the addition of smaller class vessels from the Metrostar and Bourbon acquisitions, as well as the consolidation of Baltic Trading’s fleet, which consists of predominantly smaller vessels.  This decrease was slightly offset by higher charter rates for 17 of the vessels in our fleet.

For the three months ended September 30, 2010 and 2009, we had ownership days of 4,356.4 days and 3,027.3 days, respectively.  The increase in ownership days is a result of the delivery of fifteen vessels during the nine months ended September 30, 2010 as well as the ownership days for Baltic Trading’s fleet of seven vessels.   Fleet utilization was 98.4% and 99.5% for the three month periods ended September 30, 2010 and 2009, respectively.  The utilization was higher during the three months ended September 30, 2009 due to additional unscheduled offhire days during the three months ended September 30, 2010.  During the third quarter of 2010, we experienced unscheduled offhire of approximately 71 days which consisted mainly of offhire for the Genco Muse, Genco Wisdom and Baltic Panther associated with repairs, maintenance and other delays.

The freight environment displayed relative weakness though the first half of the third quarter while recovering in the second half of the third quarter of 2010 with the Baltic Dry Index trading from a low of 1,700 to a high of 2,995 points. The low point of 1,700 was reached on July 15, 2010 and was primarily due to seasonally lower demand for iron ore imports into China as well as the wind down of the South American grain season. Following the commencement of the North American grain season and the return of the iron ore imports into China starting in September, the Baltic Dry Index rebounded, reaching its high towards the second half of September. We believe that a shift towards a quarterly iron ore pricing system and further rumors about a spot indexed system will affect freight rate dynamics going forward.

VOYAGE EXPENSES-

For the three months ended September 30, 2010 and 2009, we did not incur significant port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under time charters, spot market-related time charters, or in pools that require the charterer or pool to bear all of those expenses.

For the three months ended September 30, 2010 and 2009, voyage expenses were $1.4 million and $1.0 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $21.4 million from $14.8 million for the three months ended September 30, 2010 and 2009, respectively, due to the operation of a larger fleet.  This was primarily a result of the operation of a larger fleet.  Additionally, the increase was due to the operation of seven Baltic Trading vessels which were delivered during the second and third quarter of 2010 and accounted for $2.7 million of vessel operating expenses during the three months ended September 30, 2010.  Additionally, the increase was related to slightly higher crew expenses during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Daily vessel operating expenses increased to $4,918 per vessel per day for the three months ended September 30, 2010 from $4,878 per day for the three months ended September 30, 2009.  The increase in daily vessel operating expenses was due to slightly higher crew costs on certain of our vessels.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the first half of 2010, we budgeted daily vessel operating expenses at a weighted average rate of $5,350 per vessel per day.  For the second half of 2010, we budgeted daily vessel operating expenses at a weighted average rate of $5,100 per day.  Our actual daily vessel operating expenses per vessel for the three months ended September 30, 2010 have been $182 below the budgeted rate.

Our vessel operating expenses, which generally represent fixed costs for each vessel, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the three months ended September 30, 2010 and 2009, general, administrative and management fees were $7.3 million and $4.7 million, respectively.  The increase in general, administrative and management fees was primarily due to costs associated with the operation of Baltic Trading, which resulted in $1.4 million of additional expenses, as well as the addition of personnel as the fleet expanded.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  The increase in general, administrative and management fees was a result of the operation of a larger fleet as well as an increase in monthly management fees.

DEPRECIATION AND AMORTIZATION-

For the three months ended September 30, 2010, depreciation and amortization charges grew to $30.0 million from $22.3 million for the three months ended September 30, 2009.  The increase was primarily due to the operation of a larger fleet, including the fifteen vessels delivered during the nine months ended September 30, 2010 as well as the seven Baltic Trading vessels delivered during the second and third quarter of 2010, which accounted for $2.4 million of the increase.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended September 30, 2010 and 2009, net interest expense was $19.2 million and $15.9 million, respectively.  Net interest expense during the three months ended September 30, 2010 consisted of interest expense under our 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility, and Baltic Trading’s $100 million senior secured revolving credit facility as well as interest expense related to our 5.0% Convertible Senior Notes (the “Notes”).  Additionally, interest income, unused commitment fees associated with the credit facilities noted above as well as amortization of deferred financing costs related to the credit facilities noted above are included in both periods.  The increase in net interest expense for the third quarter of 2010 versus the third quarter of 2009 was primarily a result of the additional credit facilities entered into by the Company during the second and third quarter of 2010 due to the acquisition of additional vessels during the second and third quarter of 2010.  Net interest expense during the three months ended September 30, 2009 consisted primarily of interest expense under our 2007 Credit Facility as well as unused commitment fees and deferred financing costs related to the 2007 Credit Facility.

INCOME TAX EXPENSE-

For the three months ended September 30, 2010, income tax expense was $0.5 as compared to $0 during the three months ended September 30, 2009.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco (USA), one of our wholly owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our condensed financial statements for further information.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the three months ended September 30, 2010, net income attributable to noncontrolling interest was $1.9 million as compared to $0 during the three months ended September 30, 2009.  This amount represents the net income attributable to the noncontrolling interest of Baltic Trading, which completed its IPO on March 15, 2010.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

VOYAGE REVENUES-

For the nine months ended September 30, 2010, voyage revenues increased 12.1% to $317.6 million versus $283.3 million for the nine months ended September 30, 2009.  Revenues increased by approximately $34.3 million primarily as a result of the increase in the size of our fleet and revenue earned by Baltic Trading’s vessels of $17.4 million offset by lower charter rates achieved for some of our vessels.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 9.7% to $28,928 a day for the nine months ended September 30, 2010 from $32,044 a day for the nine months ended September 30, 2009.  The decrease in TCE rates resulted from lower charter rates achieved during the nine months ended September 30, 2010 versus the same period last year for twenty-one vessels in our fleet the addition of smaller class vessels from the Metrostar and Bourbon acquisitions, as well as the consolidation of Baltic Trading’s fleet, which consists of predominantly smaller vessels.  The decrease was slightly offset by higher charter rates for thirteen of the vessels in our fleet.

For the nine months ended September 30, 2010 and 2009, we had ownership days of 10,966.2 days and 8,819.3 days, respectively.  The increase in ownership days is a result of the delivery of fifteen vessels during the nine months ended September 30, 2010 as well as the ownership days for Baltic Trading’s fleet of seven vessels.   Fleet utilization was 99.0% and 99.0% for the nine month periods ended September 30, 2010 and 2009, respectively.

VOYAGE EXPENSES-

For the nine months ended September 30, 2010 and 2009, we did not incur significant port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under time charters, spot market-related time charters, or in pools that require the charterer or pool to bear all of those expenses.

For the nine months ended September 30, 2010 and 2009, voyage expenses were $3.2 million and $3.9 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased to $52.5 million from $42.2 million for the nine months ended September 30, 2010 and 2009, respectively, due to the operation of a larger fleet.  This was primarily a result of the operation of fifteen vessels delivered during the nine months ended September 30, 2010.  Additionally, the increase was due to the operation of seven Baltic Trading vessels which were delivered during the second and third quarter of 2010 which accounted for $4.0 million of vessel operating expenses during the nine months ended September 30, 2010.   Additionally, the increase was related to higher crew expenses as well as higher repair costs due to the timing of repairs during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Daily vessel operating expenses remained relatively flat at $4,785 per vessel per day for the nine months ended September 30, 2010 as compared to $4,789 per day for the nine months ended September 30, 2009.  Although total vessel operating expenses increased during the nine months ended September 30, 2010 as compared to the same period last year, the number of ownership days increased by approximately the same percentage.  As such, there was only a slight overall decrease in daily vessel operating expenses.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the first half of 2010, we budgeted daily vessel operating expenses at a weighted average rate of $5,350 per vessel per day.  For the second half of 2010, we budgeted daily vessel operating expenses at a weighted average rate of $5,100 per vessel per day.   Our actual daily vessel operating expenses per vessel for the nine months ended September 30, 2010 have been $315 below the budgeted rate.

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the nine months ended September 30, 2010 and 2009, general, administrative and management fees were $20.3 million and $14.4 million, respectively.  The increase in general, administrative and management fees was primarily due to costs associated with the operation of Baltic Trading, which resulted in $3.3 million of additional expense, as well as the addition of personnel as the fleet expanded.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  The increase in general, administrative and management fees was a result of the operation of a larger fleet as well as an increase in monthly management fees.

DEPRECIATION AND AMORTIZATION-

For the nine months ended September 30, 2010, depreciation and amortization charges grew to $81.1 million from $64.2 million for the nine months ended September 30, 2009.  The increase was primarily due to the operation of a larger fleet, including the fifteen vessels delivered during the nine months ended September 30, 2010 as well as the seven Baltic Trading vessels delivered during the second and third quarter of 2010 which accounted for $3.7 million of the increase.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the nine months ended September 30, 2010 and 2009, net interest expense was $50.1 million and $45.2 million, respectively.  Net interest expense during the nine months ended September 30, 2010 consisted of interest expense under our 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility, and Baltic Trading’s $100 million senior secured revolving credit facility as well as interest expense related to the Notes.  Additionally, interest income, unused commitment fees associated with the credit facilities noted above as well as amortization of deferred financing costs related to the credit facilities noted above are included in both periods.  The increase in net interest expense for the nine months ended September 30, 2010 versus the same period during 2009 was primarily a result of the additional credit facilities entered into by the Company during the second and third quarter of 2010 due to the acquisition of additional vessels during the second and third quarter of 2010.  Net interest expense during the nine months ended September 30, 2009 consisted primarily of interest expense under our 2007 Credit Facility as well as unused commitment fees and deferred financing costs related to the 2007 Credit Facility.

INCOME TAX EXPENSE-

For the nine months ended September 30, 2010, income tax expense was $1.2 million as compared to $0 during the nine months ended September 30, 2009.  This income tax expense primarily includes federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco USA, which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our condensed financial statements for further information.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the nine months ended September 30, 2010, net income attributable to noncontrolling interest was $3.4 million as compared to $0 during the nine months ended September 30, 2009.  This amount represents the net income attributable to the noncontrolling interest of Baltic Trading, which completed its IPO on March 15, 2010.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our capital requirements with cash flow from operations, equity offerings, convertible notes and bank debt.  We have used our funds primarily to fund vessel acquisitions, regulatory compliance expenditures, the repayment of bank debt and the associated interest expense and the payment of dividends.  We will require capital to fund ongoing operations, acquisitions and debt service.  Please refer to the discussion under the subheading “Dividend Policy” below for additional information regarding dividends.  We also may consider debt and additional equity financing alternatives from time to time.  However, if market conditions become negative, we may be unable to raise additional equity capital or debt financing on acceptable terms or at all.

Currently, our wholly-owned subsidiary Genco Investments LLC owns 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 25.35% ownership interest in Baltic Trading and 83.59% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  On April 16, 2010, Baltic Trading entered into a $100 million senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (the “2010 Baltic Trading Credit Facility”).  The 2010 Baltic Trading Credit Facility matures on April 16, 2014.  See “2010 Baltic Trading Credit Facility” section below for a full description of this facility.  To remain in compliance with a net worth covenant in the 2010 Baltic Trading Credit Facility, Baltic Trading would need to maintain a net worth of $232.8 million after the payment of any dividends.  We do not believe these restrictions have a significant impact on our liquidity.

We have entered into two secured term loan facilities during August 2010 in order to fund future vessel acquisitions.  On August 12, 2010, we entered into a $100 million secured term loan facility to fund or refund to us a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies.  Additionally, on August 20, 2010, we entered into a $253 million senior secured term loan facility to fund a portion of the purchase price of the acquisition of thirteen vessels from Bourbon.  Refer to Note 9 — Long-Term Debt of our condensed financial statements for further information regarding these loan facilities.

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

On July 21, 2010, we also entered into an underwriting agreement (the “Common Stock Underwriting Agreement”) with the Representatives, as representatives for the several underwriters referred to in the Common Stock Underwriting Agreement, pursuant to which we agreed to sell to such underwriters an aggregate of 3,125,000 shares (together with the 468,750 additional shares referred to below, the “Shares”) of common stock, par value $0.01 per share, of Genco (the “Common Stock”), at a purchase price of $15.28 per share (the “Purchase Price”), which reflects a price to the public of $16.00 per share less underwriting discounts and commissions of $0.72 per share. In connection with this offering, we granted the underwriters a 30-day option to purchase up to an additional 468,750 shares of Common Stock at a price per share equal to the Purchase Price, which the underwriters exercised in full on July 22, 2010. The offering of the Common Stock has been registered under the Securities Act by us as part of the Form S-3 filed with the SEC and was consummated on July 27, 2010.

We anticipate that internally generated cash flow in addition to our loan facilities and offering proceeds will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months.  Pursuant to the current terms of the 2007 Credit Facility, the existing collateral maintenance financial covenant is waived, which required us to maintain pledged vessels with a value equal to at least 130% of our current borrowings, and accelerated the reductions of the total facility which began on March 31, 2009.  Please read the “2007 Credit Facility” section below for further details.  The collateral maintenance covenant is waived until we can represent that we are in compliance with all of our financial covenants.

Dividend Policy

Historically, our dividend policy, which commenced in November 2005, has been to declare quarterly distributions to shareholders by each February, May, August and November, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our board of directors determines we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  In the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.  Under the current terms of the 2007 Credit Facility, we are required to suspend the payment of cash dividends until we can represent that we are in a position to satisfy the collateral maintenance covenant.  Refer to the 2009 10-K for further information regarding the current terms of the 2007 Credit Facility.  As such, a dividend was not declared for the quarter ended September 30, 2010.  The following table summarizes the dividends declared based on the results of each fiscal quarter:

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

Share Repurchase Program

On February 13, 2008, our board of directors approved our share repurchase program for up to a total of $50.0 million of our common stock.   Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program were determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act.  The program does not require us to purchase any specific number or amount of shares and may be suspended or reinstated at any time in our discretion and without notice.  Repurchases under the program are subject to restrictions under the 2007 Credit Facility.  Currently, the terms of the 2007 Credit Facility require us to suspend all share repurchases until we can represent that we are in a position to again satisfy the collateral maintenance covenant.  Refer to the “2007 Credit Facility” section below for further information.  There were no share repurchases during the three and nine months ended September 30, 2010 or 2009.

Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 2010 and 2009 was $189.7 million and $166.3 million, respectively. The increase in cash provided by operating activities was primarily due to higher depreciation and amortization expenses related to the operation of a larger fleet as well as a lower amount of time charter amortization deducted from net income to reconcile to cash flow. The increase in cash flow was slightly offset by lower net income in the nine months ending September 30, 2010 as compared to the same period last year.

Net cash used in investing activities for the nine months ended September 30, 2010 and 2009 was $795.2 million and $210.1 million, respectively. The increase was primarily due to cash used for the purchase of Baltic Trading’s five initial vessels, the delivery of 15 vessels from Bourbon and Metrostar during the third quarter of 2010 and the deposits made for the acquisition of vessels during the second quarter of 2010. For the nine months ended September 30, 2010, cash used in investing activities primarily related to the purchase of vessels in the amount of $789.5 million and the deposit on vessels yet to be delivered in the amount of $31.5 million. This was offset by proceeds of $36.6 million related to the back-to-back sale of one vessel to Maritime Equity Partners. For the nine months ended September 30, 2009, cash used in investing activities primarily related to deposits of vessels to be acquired of $191.5 million and deposits of restricted cash in the amount of $17 million.

Net cash provided by financing activities was $682.1 million during the nine months ended September 30, 2010 as compared to $162.6 million during the nine months ended September 30, 2009. The $519.5 million increase in net cash provided by financing activities was primarily due to the proceeds from the issuance of common stock in the amount of $214.5 million from the initial public offering for Baltic Trading Limited that was completed on March 15, 2010, $231.5 million of proceeds from the $253 million facility related to the Bourbon vessels acquired, $40.0 million of proceeds from the $100 million facility related to the Metrostar vessels acquired, $125.0 million of proceeds from the issuance of convertible senior notes and $55.2 million of proceeds from the issuance of common stock, and $69.8 million of proceeds from the $100 million Baltic Trading Limited credit facility. Cash provided by financing activities was also offset by the $37.5 million repayment of debt under the 2007 Credit Facility, $3.8 million for payments of common stock issuance costs, $8.8 million for payments of deferred financing costs and the $2.7 million dividend payment of our subsidiary, Baltic Trading Limited. For the same period last year, cash provided by financing activities consisted of $166.2 million of proceeds from the 2007 credit facility slightly offset by $3.5 million of deferred financing costs.

On August 9, 2010, Baltic Trading announced a dividend of $0.16 per share in respect of the second quarter of 2010, which was paid on August 26, 2010 to shareholders of record as of August 19, 2010.  The aggregate amount of the dividend was approximately $3.6 million, of which GS&T received approximately $0.9 million.

2007 Credit Facility

On July 20, 2007, we entered into a credit facility with DnB Nor Bank ASA (the “2007 Credit Facility”) for the purpose of acquiring the nine Capesize vessels and refinancing our 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent. We have used borrowings under the 2007 Credit Facility to repay amounts outstanding under our previous credit facilities, which have been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility at September 30, 2010 is $1.3 billion.  As of September 30, 2010, we have utilized our maximum borrowing capacity under the 2007 Credit Facility.

The collateral maintenance financial covenant is currently waived and our cash dividends and share repurchases have been suspended until this covenant can be satisfied.  Our borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 2.00% per annum.  A commitment fee of 0.70% per annum is payable on the unused daily portion of the 2007 Credit Facility.

The significant covenants in the 2007 Credit Facility have been disclosed in the 2009 10-K. As of September 30, 2010, we believe we are in compliance with all of the financial covenants under our 2007 Credit Facility, as amended, with the exception of the collateral maintenance financial covenant, which has been waived as discussed above.

$100 Million Term Loan Facility

On August 12, 2010, we entered into a $100 million secured term loan facility (“$100 Million Term Loan Facility”).  Crédit Agricole Corporate and Investment Bank, who is also acting as Agent and Security Trustee; and Crédit Industriel et Commercial; and Skandinaviska Enskilda Banken AB (publ) are the lenders under the facility.  We have used or intend to use the $100 Million Term Loan Facility to fund or refund to the Company a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies.  Under the terms of the facility, the $100 Million Term Loan Facility will be drawn down in five equal tranches of $20,000 each, with one tranche per vessel.  The $100 Million Term Loan Facility has a final maturity date of seven years from the date of the first drawdown, or August 17, 2017, and borrowings under the facility bear interest at LIBOR for an interest period of one, three or six months (as elected by us), plus 3.00% per annum.  A commitment fee of 1.35% is payable on the undrawn committed amount of the $100 Million Term Loan Facility, which began accruing on August 12, 2010.  Borrowings are to be repaid quarterly, with the outstanding principal amortized on a 13-year profile, with any outstanding amount under the $100 Million Term Loan Facility to be paid in full on the final maturity date.  Borrowings under the $100 Million Term Loan Facility are secured by liens on the five Metrostar vessels and other related assets.  Certain of our wholly-owned ship-owning subsidiaries, each of which own or will own one of the five Metrostar vessels, will act as guarantors under the $100 Million Term Loan Facility.

As of September 30, 2010, two drawdowns of $20.0 million each had been made for the deliveries of the Genco Ocean and Genco Bay.  These drawdowns were made on August 17, 2010 and August 23, 2010, respectively.  During the three and nine months ended September 30, 2010, total required repayments of $0.4 million were made.  As of September 30, 2010, total availability under the $100 Million Term Loan Facility was $60.0 million.

The $100 Million Term Loan Facility requires us to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, interest coverage and dividends; minimum working capital requirements; collateral maintenance requirements; and other covenants, most of which are in principle and calculation similar to our covenants under the existing 2007 Credit Facility, except for the minimum cash requirement which is $0.75 million per mortgaged vessels under this facility.  The $100 Million Term Loan Facility includes usual and customary events of default and remedies for facilities of this nature.  Availability of each tranche of the $100 Million Term Loan Facility is subject to our acquisition of each of the five vessels from Metrostar and other conditions and documentation relating to the collateral securing the credit facility.

We believe that we are in compliance with all of the financial covenants under the $100 Million Term Loan Facility as of September 30, 2010.

$253 Million Term Loan Facility

On August 20, 2010, we entered into a $253.0 million senior secured term loan facility (“$253 Million Term Loan Facility”).  BNP Paribas; Crédit Agricole Corporate and Investment Bank; DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, who is also acting as Security Agent and Bookrunner; and Skandinaviska Enskilda Banken AB (publ) are Lenders and Mandated Lead Arrangers under the facility.  Deutsche Bank Luxembourg S.A. is acting as Agent under the facility, and Deutsche Bank AG and all of the Lenders other than Deutsche Bank AG Filiale Deutschlandgeschäft are acting as Swap Providers under the facility.  We have used or intend to use the $253 Million Term Loan Facility to fund a portion of the purchase price of the acquisition of thirteen vessels from affiliates of Bourbon.  Under the terms of the commitment letter, the $253 Million Term Loan Facility will be drawn down in thirteen tranches in amounts based on the particular vessel being acquired, with one tranche per vessel.  The $253 Million Term Loan Facility has a maturity date of August 14, 2015 and borrowings under the $253 Million Term Loan Facility bear interest, as elected by us, at LIBOR for an interest period of three or six months, plus 3.00% per annum.  A commitment fee is payable on the undrawn committed amount of the $253 Million Term Loan Facility, which began accruing on August 20, 2010.  Borrowings are to be repaid quarterly with outstanding principal amortized on a per vessel basis and any outstanding amount under the $253 Million Term Loan Facility to be paid in full on the maturity date.  Borrowings under the $253 Million Term Loan Facility are secured by liens on the Bourbon vessels and other related assets.  Certain of our wholly-owned ship-owning subsidiaries, each of which owns or will own one of the Bourbon vessels, will act as guarantors under the credit facility.

As of September 30, 2010, total drawdowns of $231.5 million have made on the $253 Million Term Loan Facility to fund a portion of the purchase price of the twelve Bourbon vessels delivered during the third quarter of 2010.   As of September 30, 2010, total availability under the $253 Million Term Loan Facility was $21.5 million.

The $253 Million Term Loan Facility requires us to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, liquidity and interest coverage; dividends; collateral maintenance requirements; and other covenants, most of which are in principle and calculation similar to our covenants under the existing 2007 Credit Facility, except for the minimum cash requirement, which is $0.75 million per mortgaged vessel under this facility.  As of September 30, 2010, we have deposited $9.0 million that has been reflected as restricted cash at September 30, 2010.  Restricted cash will be released only if the underlying collateral is sold or disposed of.  The $253 Million Term Loan Facility includes usual and customary events of default and remedies for facilities of this nature.  Availability of each tranche of the $253 Million Term Loan Facility will be subject to the delivery of each vessel from Bourbon and other conditions and documentation relating to the collateral securing the $253 Million Term Loan Facility.

We believe that we are in compliance with all of the financial covenants under the $253 Million Term Loan Facility as of September 30, 2010.

2010 Baltic Trading Credit Facility

On April 16, 2010, Baltic Trading entered into a $100.0 million senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (the “2010 Baltic Trading Credit Facility”).  The 2010 Baltic Trading Credit Facility matures on April 16, 2014, and borrowings under the facility bear interest at LIBOR plus an applicable margin of 3.25% per annum.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Baltic Trading Credit Facility, which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the commitment letter, Baltic Trading paid an upfront fee of $0.3 million.  Additionally upon executing the 2010 Baltic Trading Credit Facility, Baltic Trading paid the remaining upfront fee of $0.9 million, for total fees of $1.3 million.  Of the total facility amount of $100.0 million, $25.0 million is available for working capital purposes.  As of September 30, 2010, total available working capital borrowings were $15.0 million as $10.0 million was drawn down during the nine months ended September 30, 2010.  As of September 30, 2010, $30.2 million remained available under the 2010 Credit Facility as two draw downs of $29.9 million each were made during the third quarter of 2010 to fund the purchase of the Baltic Wind and Baltic Cove.

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

Borrowings under the 2010 Baltic Trading Credit Facility are secured by liens on Baltic Trading’s initial vessels and other related assets.  Borrowings under the facility are subject to the delivery of security documents with respect to Baltic Trading’s initial vessels.  Alternatively, Baltic Trading could provide cash collateral equal to $225.0 million minus the aggregate purchase price of its first five vessels delivered if Baltic Trading wishes to draw down on the 2010 Baltic Trading Credit Facility while awaiting delivery of the Capesize vessel expected to be delivered in October 2010.  As of September 30, 2010, the Company had provided cash collateral in the amount of $12.0 million in order to invoke this option.  This amount has been reflected as restricted cash at September 30, 2010.  This cash collateral was released to the seller of the Baltic Wolf once it was delivered on October 14, 2010, and the Baltic Wolf was concurrently made subject to a lien under the 2010 Baltic Trading Credit Facility.  Baltic Trading’s subsidiaries owning the initial vessels act as guarantors under the 2010 Baltic Trading Credit Facility.

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

We believe we are in compliance with all of the financial covenants under the 2010 Baltic Trading Credit Facility as of September 30, 2010.

On November 2, 2010, Baltic Trading entered into a commitment letter with Nordea Bank Finland plc, acting through its New York branch, and Skandinaviska Enskilda Banken AB to amend the 2010 Baltic Trading Credit Facility.  Under the terms of the amended 2010 Baltic Trading Credit Facility, the commitment amount will increase to $150 million from $100 million, and the amounts borrowed will bear interest at LIBOR plus a margin of 3.00% as compared to 3.25% currently.  The term of the 2010 Credit Facility will be extended to six year from the currently remaining 3.5 years, and the repayment structure will be modified to provide for eleven semi-annual commitment reductions of $5 million each with a balloon payment at the end of the facility.  The amendment is subject to definitive documentation.

Under the 2010 Baltic Trading Credit Facility, Baltic Trading is not permitted to make loans to Genco Shipping & Trading Limited or Genco Investments LLC if an event of default existed at the time of the loan or could be reasonably expected to result therefrom.  In addition, Baltic Trading would not be permitted under the facility to declare or pay dividends to its shareholders (including Genco Investments LLC) if an event of default existed at the time of payment or would be caused thereby.   As of September 30, 2010, to remain in compliance with a net worth covenant in the facility, Baltic Trading needs to maintain a net worth of $232.8 million after the payment of any dividends.  We do not believe these restrictions will have a significant impact on our liquidity.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At September 30, 2010, we had ten interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $756.2 million, and the swaps have specified rates and durations.

Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed financial statements, which summarizes the interest rate swaps in place as of September 30, 2010 and December 31, 2009.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contract, or commitments to perform in the future a shipping service between ship owners, charterers and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of September 30, 2010.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of September 30, 2010.  The table incorporates Baltic Trading’s agreements to acquire one Capesize vessel and one Handysize vessel for an aggregate remaining purchase price of $86.9 million.  Baltic Trading borrowed $29.9 million on October 6, 2010 to fund the remaining purchase price of the Handysize vessel it had agreed to acquire and funded the remaining purchase price of the Capesize vessel it had agreed to acquire using cash on hand, including restricted cash.   Therefore, the table below includes the additional interest expense associated with the borrowing of $29.9 million on October 6, 2010.  Additionally, Baltic Trading has entered into a commitment letter to amend the 2010 Baltic Trading Credit Facility (refer to Note 24 — Subsequent Events in the condensed consolidated financial statements) and expects to execute the amendment on or about December 15, 2010.  As such, the table below incorporates the expected terms of the amendment from the anticipated closing date, including the amendment fee of $1.4 million.

The table also incorporates Genco’s agreement with Bourbon to acquire three remaining Supramax vessels, including two vessels that were resold to MEP during the fourth quarter of 2010, for an aggregate remaining purchase price of $95.6 million.  The remaining purchase price of these three vessels also includes the 1% fee payable to the financial advisor that helped facilitate their acquisition and is reflected in the table based on the vessel’s estimated delivery date.  The table also incorporates Genco’s agreements to acquire three remaining Handysize vessels from Metrostar for an aggregate remaining purchase price of $89.8 million.  Additionally, the table incorporates the employment agreement entered into in September 2007 with our Chief Financial Officer, John Wobensmith.  The interest and borrowing fees reflect the 2007 Credit Facility, the 2010 Baltic Trading Credit Facility, as expected to be amended, the $100 Million Term Facility, the $253 Million Term Facility and the $125 million Convertible Notes utilizing the coupon rate of 5% which were issued on July 27, 2010 and the interest rate swap agreements as discussed above under “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements.”

	Total	Within the Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Credit Agreements (3)	$1,660,399	$17,960	$202,572	$429,242	$1,010,625
Convertible Notes	125,000	—	—	—	125,000
Remainder of purchase price of vessels (2)	272,210	149,948	122,262	—	—
Interest and borrowing fees	298,358	21,731	138,382	91,180	47,065
Executive employment agreement	456	119	337	—	—
Office lease	5,295	127	1,036	1,036	3,096

(1)          Represents the three-month period ending December 31, 2010.

(2)          The timing of this obligation is based on the actual or estimated delivery dates for the anticipated delivery of vessels as provided by the seller of the respective vessels.  Upon the delivery of the Baltic Breeze and Baltic Wolf on October 12, 2010 and October 14, 2010, respectively, the remaining aggregate purchase price of $86.9 million was paid to the relevant seller of the vessels.  Additionally, on October 22, 2010 and November 4, 2010, the Company purchased two vessels from Bourbon for a total remaining aggregate purchase price of $63.1 million.  These vessels were immediately re-sold to MEP for a total of $70.0 million, which included the 10% deposits and the 1% fee due to our financial advisor upon the acquisition of these vessels.

(3)   On October 6, 2010, $29.9 million was drawn down by Baltic Trading from the 2010 Baltic Trading Credit Facility in order to fund the purchase of the Baltic Breeze, which was delivered on October 12, 2010.

Interest expense has been estimated using the fixed hedge rate for the effective period and notional amount of the debt which is effectively hedged and 0.3125% for the portion of the debt that has no designated swap against it, plus the applicable bank margin of 2.00% for the 2007 Credit Facility and 3.00% for the $100 Million Term Loan Facility and the $253 Million Term Loan Facility.  The assumed applicable margin for the 2010 Baltic Trading Credit Facility is 3.25% until December 15, 2010 when it would change to 3.00% pursuant to the expected amendment as described above.  We are obligated to pay certain commitment fees in connection with all of our credit facilities, which have been reflected within interest and borrowing fees.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Excluding Baltic Trading’s vessels, our fleet currently consists of nine Capesize drybulk carriers, eight Panamax drybulk carriers, sixteen Supramax drybulk carriers, six Handymax drybulk carriers and ten Handysize drybulk carriers.  Baltic Trading’s fleet currently consists of two Capesize drybulk carriers, four Supramax drybulk carriers and three Handysize drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings. We estimate our drydocking costs and scheduled off-hire days for our fleet through 2011 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2010 (October 1- December 31, 2010)	$0.6	20
2011	$7.4	220

The costs reflected are estimates based on drydocking our vessels in China.  We estimate that each drydock will result in 20 days of off-hire.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.

During the nine months ended September 30, 2010, we incurred a total of $3.2 million of drydocking costs.

We estimate that one of our vessels will be drydocked in the remainder of 2010.  An additional eleven of our vessels will be drydocked in 2011.

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

CRITICAL ACCOUNTING POLICIES

Refer to the Critical Accounting Policies as disclosed in the 2009 10-K.  There have been no changes in these policies in the nine months ended September 30, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  We held ten interest rate swap agreements with DnB NOR Bank at September 30, 2010 and December 31, 2009 to manage future interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $756.2 million, and the swaps have specified rates and durations.  Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed financial statements which summarizes the interest rate swaps in place as of September 30, 2010 and December 31, 2009.

The swap agreements with effective dates prior to September 30, 2010 synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of swap plus the applicable margin of 2.00% as discussed as discussed in the “2007 Credit Facility” section of Note 9 — Long-Term Debt of our condensed financial statements.

The total liability associated with the swaps at September 30, 2010 is $54.4 million, of which $0.4 million is current, and $44.1 million at December 31, 2009, and are presented as the fair value of derivatives on the balance sheet.  The asset associated with the swaps at September 30, 2010 and December 31, 2009 is $0 and $2.1 million, respectively.  As of September 30, 2010 and December 31, 2009, the Company has accumulated other comprehensive (deficit) income (“AOCI”) of ($54.2) million and ($41.8) million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in a minimal amount of other (expense) income during the three and nine months ended September 30, 2010 and 2009, respectively.  At September 30, 2010, ($28.4) million of AOCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  For the nine months ended September 30, 2010, we paid LIBOR plus 2.00% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for such swap’s effective period.  Prior to January 26, 2009, the margin was only 0.85%.  We also paid LIBOR plus 3.00% on the outstanding debt under the $100 Million Term Loan Facility and $253 Million Term Loan Facility.  Additionally, for the nine months ended September 30, 2010, Baltic Trading paid LIBOR plus 3.25% on outstanding debt under the 2010 Baltic Trading Credit Facility.   A 1% increase in LIBOR would result in an increase of $4.4 million in interest expense for the nine months ended September 30, 2010, considering the increase impacts only the unhedged portion of the debt.

Derivative financial instruments

As of September 30, 2010, we held ten interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $756.2 million, and the swaps have specified rates and durations.  Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed financial statements, which summarizes the interest rate swaps in place as of September 30, 2010 and December 31, 2009.

The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  The interest rate differential pertaining to the interest rate swaps for the three months ended September 30, 2010 and 2009 was $7.3 million and $7.9 million, respectively.   The interest rate differential pertaining to the interest rate swaps for the nine months ended September 30, 2010 and 2009 was $22.5 million and $20.1 million, respectively.   The Company is currently utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of AOCI.  The ineffective portion is recognized as other (expense) income, which is a component of other (expense) income.  If for any period of time, the Company did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation would be recognized as other (expense) income.

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

Investments

We hold an investment in Jinhui of $63.7 million, which is classified as available for sale under Accounting Standards Codification 320-10, Investments — Debt and Equity Securities (“ASC 320-10”) (formerly SFAS No. 115, “Accounting for Certain

Investments in Debt and Equity Securities”).  The investment is classified as a current or noncurrent asset based on our intent to hold the investment at each reporting date.  The investments that are classified as available for sale are subject to risk of changes in market value, which if determined to be impaired (other than temporarily impaired), could result in realized impairment losses.  The Company reviews the carrying value of such investments on a quarterly basis to determine if any valuation adjustments are appropriate under ASC 320-10.  We will continue to evaluate the investment on a quarterly basis to determine the likelihood of any further significant adverse effects on the fair value.  For the quarter ended September 30, 2010, we have not deemed our investment to be impaired.  In the event we determine that the Jinhui investment is subject to any impairment, the amount of the impairment would be reclassified from AOCI and recorded as a loss in the Condensed Consolidated Statement of Operations for the amount of the impairment.

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

10.1

Loan Agreement, dated as of August 12, 2010, by and among Genco Shipping & Trading Limited as Borrower, the banks and financial institutions listed in Schedule 1 thereto as Lenders, the companies listed in Schedule 2 thereto as Guarantors on a joint and several basis and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee.(7)

10.2

Loan Agreement, dated as of August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (Publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (Publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (Publ), as Swap Providers; and Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner.(8)

10.3	Form of Guarantee and Indemnity dated as of August 20, 2010.(8)

31.1	Certification of President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

Exhibit	Document

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (Unaudited), (iii) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2010 and 2009 (Unaudited), (iv) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2010 and 2009 (Unaudited), (v) Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2010 and 2009 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 (Unaudited).**

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

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2007.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2010.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2010.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2010.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 2010.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: November 9, 2010	By:	/s/ Robert Gerald Buchanan
Robert Gerald Buchanan
President
(Principal Executive Officer)

DATE: November 9, 2010	By:	/s/ John C. Wobensmith
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

10.1

Loan Agreement, dated as of August 12, 2010, by and among Genco Shipping & Trading Limited as Borrower, the banks and financial institutions listed in Schedule 1 thereto as Lenders, the companies listed in Schedule 2 thereto as Guarantors on a joint and several basis and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee.(7)

10.2

Loan Agreement, dated as of August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (Publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (Publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (Publ), as Swap Providers; and Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner.(8)

10.3	Form of Guarantee and Indemnity dated as of August 20, 2010.(8)

31.1	Certification of President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (Unaudited), (iii) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2010 and 2009 (Unaudited), (iv) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2010 and 2009 (Unaudited), (v) Condensed Consolidated Statements of Cash Flow for the six months ended September 30, 2010 and 2009 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 (Unaudited).**

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

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2007.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2010.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2010.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2010.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 2010.

(Remainder of page left intentionally blank)