Form 10-K
period 2010-12-31
GENCO SHIPPING & TRADING LTD
filed 2011-03-10
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $14.99 per share as of June 30, 2010 on the New York Stock Exchange, was approximately $387.0 million.  The registrant has no non-voting common equity issued and outstanding.  The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock as of March 9, 2011 was 35,951,198, shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010, are incorporated by reference in Part III herein.

PART I

ITEM 1.  BUSINESS

OVERVIEW

                We are a New York City-based company, incorporated in the Marshall Islands in 2004.  We transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding vessels of Baltic Trading Limited (“Baltic Trading”), our fleet currently consists of 49 drybulk carriers, including nine Capesize, eight Panamax, 16 Supramax, six Handymax and ten Handysize drybulk carriers, with an aggregate carrying capacity of approximately 3,649,000 dwt.  The average age of our current fleet is approximately 6.3 years, as compared to the average age for the world fleet of approximately 15 years for the drybulk shipping segments in which we compete.  All of the vessels in our fleet were built in shipyards with reputations for constructing high-quality vessels.  After the expected delivery of three Handysize vessels and one Supramax vessel that we have agreed to acquire, we will own a fleet of 53 drybulk vessels, consisting of nine Capesize, eight Panamax, 17 Supramax, six Handymax and 13 Handysize vessels, excluding the vessels of Baltic Trading.   The majority of the vessels in our fleet are currently on time charter contracts or spot market-related time charters and have an average remaining life of approximately 9.7 months as of December 31, 2010.  Five of our vessels currently operate in the Lauritzen Pool.  Under a pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these five vessels are subject to the fluctuations of the spot market.  Most of our vessels are chartered to well-known charterers, including Lauritzen Bulkers A/S or LB/IVS Pool, in which Lauritzen Bulkers A/S acts as the pool manager (collectively, “Lauritzen Bulkers”), Cargill International S.A. (“Cargill”), Pacific Basin Chartering Ltd. (“Pacbasin”), STX Panocean (UK) Co. Ltd. (“STX”), COSCO Bulk Carriers Co., Ltd. (“Cosco”), and Hyundai Merchant Marine Co. Ltd. (“HMMC”).

                In addition, Baltic Trading’s fleet currently consists of two Capesize, four Supramax and three Handysize drybulk carriers with an aggregate carrying capacity of approximately 672,000 dwt.

                We intend to continue to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow.  In connection with the acquisitions made during 2007 through 2010 and our growth strategy, we negotiated the 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility (each as defined herein) that we have used to acquire vessels.

On June 3, 2010, we entered into an agreement to purchase a total of eight Handysize drybulk vessels, including five newbuildings, from companies within the Metrostar Management Corporation group of companies (“Metrostar”) for an aggregate purchase price of $266.0 million.  Five of these vessels will be owned by us and three are owned by Baltic Trading.  Additionally, on June 24, 2010, we entered into a Master Agreement with Bourbon SA (“Bourbon”) to purchase 16 drybulk vessels, including two newbuildings, for an aggregate purchase price of $545.0 million.  We will retain 13 of the 16 vessels, including one newbuilding, and the remaining three vessels were immediately resold to Maritime Equity Partners LLC (“MEP”), a company controlled by our Chairman, Peter C. Georgiopoulos, at their cost to us.  Refer to Note 5 — Vessel Acquisitions and Dispositions in our consolidated financial statements for further information.  A total of five vessels have been delivered from Metrostar and a total of 15 vessels have been delivered from Bourbon, three of which were sold to MEP.  The remaining four vessels are all planned to be delivered between March and November 2011.

In order to fund the acquisition of these vessels, we entered into two senior secured term loan facilities.  On August 12, 2010, we entered into our $100 Million Term Loan Facility to be utilized to fund or refund to us a portion of the purchase price of the acquisition of five vessels from Metrostar.  On August 20, 2010, we entered into our $253 Million Term Loan Facility to fund a portion of the purchase price of the acquisition of 13 vessels from Bourbon.  The Baltic Trading vessels have been funded utilizing the 2010 Baltic Trading Credit Facility for bridge financing.

Our management team and our other employees are responsible for the commercial and strategic management of our fleet.  Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters, voyage charters and spot market-related time charters, and monitoring the performance of our vessels under their charters.  Strategic management includes locating, purchasing, financing and selling vessels.  We currently contract with three independent technical managers to provide technical management of our fleet at a lower cost than we believe would be possible in-house.  Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Members of our New York City-based management team oversee the activities of our independent technical managers.

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

                Baltic Trading, formerly a wholly-owned subsidiary of the Company, completed its initial public offering, or IPO, on March 15, 2010.  As of December 31, 2010, the Company’s wholly-owned subsidiary Genco Investments LLC owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 25.24% ownership interest in Baltic Trading at December 31, 2010 and 83.51% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Baltic Trading is consolidated with the Company as we control a majority of the voting interest in Baltic Trading.  Management’s discussion and analysis of the Company’s results of operations and financial condition in this section includes the results of Baltic Trading.

We entered into a long-term management agreement (the “Management Agreement”) with Baltic Trading pursuant to which we apply our expertise and experience in the drybulk industry to provide Baltic Trading with commercial, technical, administrative and strategic services.  The Management Agreement is for an initial term of approximately 15 years and will automatically renew for additional five-year periods unless terminated in accordance with its terms.  Baltic Trading will pay us for the services we provide it as well as reimburse us for our costs and expenses incurred in providing certain of these services.  Management fee income we earn from the Management Agreement net of any allocated shared expenses, such as salary, office expenses and other general and administrative fees, will be taxable to us.  Upon consolidation with Baltic Trading, any management fee income earned will be eliminated for financial reporting purposes.

We provide technical services for drybulk vessels purchased by MEP under an agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  MEP will have the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee or without a fee upon a Company change of control.  The Company may terminate provision of the services at any time on 60 days notice.  Mr. Georgiopoulos is a minority investor, and affiliates of Oaktree Capital Management, L.P., of which Stephen A. Kaplan is a principal, are majority investors in MEP.  This arrangement was approved by an independent committee of our Board of Directors.

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

•                  Pursue an appropriate balance of time and spot charters - All of our 49 vessels, excluding those of Baltic Trading, are under time charters, spot market-related time charters or pool agreements with an average remaining life of approximately 9.7 months as of December 31, 2010.  Charters under fixed rate contracts provide us with relatively stable revenues, and charterers under spot market-related time charters provide us with market revenues, both of which provide the Company with a high fleet utilization.  We may in the future pursue other market opportunities for our vessels to capitalize on market conditions, including arranging longer or shorter charter periods and entering into short-term time charters, voyage charters and use of vessel pools.

•                  Maintain low-cost, highly efficient operations — During the year ended December 31, 2010, we outsourced technical management of our fleet, primarily to Wallem Shipmanagement Limited (“Wallem”), Anglo-Eastern Group (“Anglo”), and V.Ships Limited (“V.Ships”), third-party independent technical managers, at a cost we believe is lower than what we could achieve by performing the function in-house.  Our management team actively monitors and controls vessel operating expenses incurred by the independent technical managers by overseeing their activities.  Finally, we seek to maintain low-cost, highly efficient operations by capitalizing on the cost savings and economies of scale that result from operating sister ships.

•                  Capitalize on our management team’s reputation - We will continue to capitalize on our management team’s reputation for high standards of performance, reliability and safety, and maintain strong relationships with major international charterers, many of whom consider the reputation of a vessel owner and operator when entering into time charters.  We believe that our management team’s track record improves our relationships with high quality shipyards and financial institutions, many of which consider reputation to be an indicator of creditworthiness.

OUR FLEET

The table below summarizes the characteristics of our vessels, including those of Baltic Trading:

Genco Shipping & Trading Limited:

Vessel	Class	Dwt	Year Built

Genco Augustus	Capesize	180,151	2007
Genco Claudius	Capesize	169,025	2010	(1)
Genco Constantine	Capesize	180,183	2008
Genco Commodus	Capesize	169,025	2009
Genco Hadrian	Capesize	169,694	2008
Genco London	Capesize	177,833	2007
Genco Maximus	Capesize	169,025	2009
Genco Tiberius	Capesize	175,874	2007
Genco Titus	Capesize	177,729	2007
Genco Acheron	Panamax	72,495	1999
Genco Beauty	Panamax	73,941	1999
Genco Knight	Panamax	73,941	1999
Genco Leader	Panamax	73,941	1999
Genco Raptor	Panamax	76,499	2007
Genco Surprise	Panamax	72,495	1998
Genco Thunder	Panamax	76,588	2007
Genco Vigour	Panamax	73,941	1999
Genco Aquitaine	Supramax	57,981	2009
Genco Ardennes	Supramax	57,981	2009
Genco Auvergne	Supramax	57,981	2009
Genco Bourgogne	Supramax	57,981	2010
Genco Brittany	Supramax	57,981	2010
Genco Cavalier	Supramax	53,617	2007
Genco Hunter	Supramax	58,729	2007
Genco Languedoc	Supramax	57,981	2010
Genco Loire	Supramax	53,416	2009
Genco Lorraine	Supramax	53,416	2009
Genco Normandy	Supramax	53,596	2007
Genco Picardy	Supramax	55,257	2005
Genco Predator	Supramax	55,407	2005
Genco Provence	Supramax	55,317	2004
Genco Pyrenees	Supramax	57,981	2010
Genco Rhone	Supramax	57,981	2011	(2)
Genco Warrior	Supramax	55,435	2005
Genco Carrier	Handymax	47,180	1998
Genco Marine	Handymax	45,222	1996
Genco Muse	Handymax	48,913	2001
Genco Prosperity	Handymax	47,180	1997
Genco Success	Handymax	47,186	1997
Genco Wisdom	Handymax	47,180	1997
Genco Avra	Handysize	35,000	2011	(2)
Genco Bay	Handysize	34,296	2010
Genco Challenger	Handysize	28,428	2003

Vessel	Class	Dwt	Year Built

Genco Champion	Handysize	28,445	2006
Genco Charger	Handysize	28,398	2005
Genco Explorer	Handysize	29,952	1999
Genco Mare	Handysize	35,000	2011	(2)
Genco Ocean	Handysize	34,409	2010
Genco Pioneer	Handysize	29,952	1999
Genco Progress	Handysize	29,952	1999
Genco Reliance	Handysize	29,952	1999
Genco Spirit	Handysize	35,000	2011	(2)
Genco Sugar	Handysize	29,952	1998

(1)          On December 30, 2009, the Company took delivery of the Genco Claudius.  However, the vessel has been designated by Lloyd’s Register of Shipping as having been built in 2010.

(2)          Built dates for vessels delivering in the future are estimates based on guidance received from the sellers and respective shipyards.

Baltic Trading Limited:

Vessel	Class	Dwt	Year Built

Baltic Bear	Capesize	177,717	2010
Baltic Wolf	Capesize	177,752	2010
Baltic Cougar	Supramax	53,432	2009
Baltic Jaguar	Supramax	53,474	2009
Baltic Leopard	Supramax	53,447	2009
Baltic Panther	Supramax	53,351	2009
Baltic Breeze	Handysize	34,386	2010
Baltic Cove	Handysize	34,403	2010
Baltic Wind	Handysize	34,409	2009

FLEET MANAGEMENT

Our management team and other employees are responsible for the commercial and strategic management of our fleet.  Commercial management involves negotiating charters for vessels, managing the mix of various types of charters, such as time charters, voyage charters and spot market-related time charters, and monitoring the performance of our vessels under their charters.  Strategic management involves locating, purchasing, financing and selling vessels.

We utilize the services of reputable independent technical managers for the technical management of our fleet.  We currently contract with Wallem, Anglo and V.Ships, independent technical managers, for our technical management.  Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Members of our New York City-based management team oversee the activities of our independent technical managers.  The head of our technical management team has over 30 years of experience in the shipping industry.

                Wallem, founded in 1971, Anglo, founded in 1974 and V.Ships, founded in 1984, are among the largest ship management companies in the world.  These technical managers are known worldwide for their agency networks, covering all major ports in China, Hong Kong, Japan, Vietnam, Taiwan, Thailand, Malaysia, Indonesia, the

Philippines and Singapore.  These technical managers provide services to over 1,000 vessels of all types, including Capesize, Panamax, Supramax, Handymax and Handysize drybulk carriers that meet strict quality standards.

Under our technical management agreements, our technical manager is obligated to:

•                          provide personnel to supervise the maintenance and general efficiency of our vessels;

•                          arrange and supervise the maintenance of our vessels to our standards to assure that our vessels comply with applicable national and international regulations and the requirements of our vessels’ classification societies;

•                          select and train the crews for our vessels, including assuring that the crews have the correct certificates for the types of vessels on which they serve;

•                          check the compliance of the crews’ licenses with the regulations of the vessels’ flag states and the International Maritime Organization, or IMO;

•                          arrange the supply of spares and stores for our vessels; and

•                          report expense transactions to us, and make its procurement and accounting systems available to us.

OUR CHARTERS

                As of March 9, 2011, excluding Baltic Trading, we employed 25 of our 49 drybulk carriers under time charters.  A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the disposal of the charterer.  Under a time charter, the charterer periodically pays a fixed daily charterhire rate to the owner of the vessel and bears all voyage expenses, including the cost of bunkers (“fuel”), port expenses, agents’ fees and canal dues.  Three of our vessels on time charters, the Genco Constantine, Genco Titus and Genco Hadrian, are chartered under time charters which include a profit-sharing element.  Under these charter agreements, the Company receives a fixed rate of $52,750, $45,000 and $65,000 per day, respectively, and an additional profit-sharing payment.  The profit-sharing between the Company and the respective charterer for each 15-day period is calculated by taking the average over that period of the published Baltic Cape Index of the four time charter routes as reflected in daily reports.  If such average is more than the base rate payable under the charter, the excess amount is allocable 50% to the Company and 50% to the charterer.  The profit sharing amount due to us is net of a 3.75% commission.  Additionally, as of March 9, 2011, we employed 19 of our 49 drybulk carriers under spot market-related time charters which are time charters with rates based on published Baltic Indices.  These types of charters are similar to time charters with the exception of having a fixed rate over the term of the time charter agreement.  As such, the revenue earned by these 19 vessels is subject to the fluctuations of the spot market.  Two of these vessels have spot market-related time charters which are linked with a floor of $8,500 and a ceiling of $13,500 daily with a 50% profit sharing arrangement to apply to any amount above the ceiling.  The rate is based on 115% of the average of the daily rates of the Baltic Handysize index as reflected in daily reports.

The remaining five of our drybulk carriers are currently in a vessel pool.  The Genco Explorer, Genco Pioneer, Genco Progress, Genco Reliance and Genco Sugar are in the Lauritzen Pool.  We believe that vessel pools provide cost-effective commercial management activities for a group of similar class vessels.  The pool arrangement provides the benefits of a large-scale operation and chartering efficiencies that might not be available to smaller fleets.  Under the pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the charterer and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these five vessels is subject to the fluctuations of the spot market.

Subject to any restrictions in the contract, the charterer determines the type and quantity of cargo to be carried and the ports of loading and discharging.  Our vessels operate worldwide within the trading limits imposed by our insurance terms.  The technical operation and navigation of the vessel at all times remains the responsibility of the vessel owner, which is generally responsible for the vessel’s operating expenses, including the cost of crewing, insuring, repairing and maintaining the vessel, costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses.

Each of our current time charters, spot market-related time charters and vessel pool agreements expire within a range of dates (for example, a minimum of 11 and maximum of 13 months following delivery), with the exact end of the time charter left unspecified to account for the uncertainty of when a vessel will complete its final voyage under the time charter.  The charterer may extend the charter period by any time that the vessel is off-hire.  If a vessel remains off-hire for more than 30 consecutive days, the time charter may be cancelled at the charterer’s option.

In connection with the charter of each of our vessels, we incur commissions generally ranging from 1.25% to 6.25% of the total daily charterhire rate of each charter to third parties, depending on the number of brokers involved with arranging the relevant charter.

We monitor developments in the drybulk shipping industry on a regular basis and strategically adjust the charterhire periods for our vessels according to market conditions as they become available for charter.

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun Logix Corporation (“Samsun”), when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application.  On February 5, 2010, the rehabilitation plan submitted by Samsun was approved by the South Korean courts.  As part of the rehabilitation process, our claim of approximately $17.2 million will be settled in the following manner: 34%, or approximately $5.9 million, will be paid in cash in annual installments on December 30th of each year from 2010 through 2019 ranging in percentages from eight to 17; the remaining 66%, or approximately $11.3 million, converted to Samsun shares at a specified value per share.  During the year ended December 31, 2010, we have recorded $0.6 million as other operating income which represents 10% of the cash settlement which was due on December 30, 2010.

During January 2011, the Genco Success, a 1997-built Handymax vessel, was on charter to Korea Line Corporation (“KLC”) when KLC filed for the equivalency of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application.  At December 31, 2010, we have limited exposure as a result of the bankruptcy protection filing by KLC.  The vessel was redelivered to us by KLC on January 29, 2011.  We estimate that we have a claim of approximately $1.1 million against KLC related primarily to unpaid revenue earned prior to re-delivery of the vessel.  If a rehabilitation plan is approved by the South Korean courts and it is determined that we will receive a cash settlement for our outstanding claim, any amounts due from KLC will be recorded once the collectibility of the receivable has been assessed and the amount has been deemed collectible.

The following table sets forth information about the current employment of the vessels currently in our fleet as of March 9, 2011:

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)	Net Revenue Daily Rate (3)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	December 2011	100% of BCI(4)
Genco Tiberius	2007	Cargill International S.A.	September 2011	31,000
Genco London	2007	Cargill International S.A.	September 2011	31,000
Genco Titus	2007	Cargill International S.A.	September 2011	45,000(5)	46,250
Genco Constantine	2008	Cargill International S.A.	August 2012	52,750(5)
Genco Hadrian	2008	Cargill International S.A.	October 2012	65,000(5)
Genco Commodus	2009	Morgan Stanley Capital Group Inc.	June 2011	36,000

Genco Maximus	2009	Swissmarine Services S.A.	November 2011	98.5% of BCI(6)
Genco Claudius	2010	Swissmarine Services S.A.	January 2012	98.5% of BCI(6)

Panamax Vessels
Genco Beauty	1999	D/S Norden A/S, Copenhagen	April 2011	27,000
Genco Knight	1999	Swissmarine Services S.A.	Mar. 2011/Feb. 2012	25,000/100% of BPI(7)
Genco Leader	1999	J. Aron & Company	December 2011	100% of BPI(8)
Genco Vigour	1999	Global Maritime Investments Ltd.	December 2011	100% of BPI(9)
Genco Acheron	1999	Global Chartering Ltd (a subsidiary of ArcelorMittal Group)	July 2011	55,250
Genco Surprise	1998	Global Maritime Investments Ltd.	November 2011	97% of BPI(10)
Genco Raptor	2007	COSCO Bulk Carriers Co., Ltd.	April 2012	52,800
Genco Thunder	2007	Swissmarine Services S.A.	November 2011	100% of BPI(11)

Supramax Vessels
Genco Predator	2005	Pacific Basin Chartering Ltd.	April 2011	22,500
Genco Warrior	2005	Klaveness Chartering	November 2011	102% of BSI(12)
Genco Hunter	2007	Pacific Basin Chartering Ltd.	April 2011	21,750
Genco Cavalier	2007	MUR Shipping B.V.	September 2011	19,200
Genco Lorraine	2009	Olam International Ltd.	June 2012	18,500
Genco Loire	2009	Oldendorff GMBH and Co.	August 2011	20,250
Genco Aquitaine	2009	Samsun Logix Corporation	April 2011	21,250(13)
Genco Ardennes	2009	Klaveness Chartering	August 2012	19,000
Genco Auvergne	2009	Trafigura Beheer BV	October 2011	102% of BSI(12)
Genco Bourgogne	2010	Setaf-Saget SAS	November 2011	19,900
Genco Brittany	2010	Swissmarine Services S.A.	December 2011	102% of BSI(12)
Genco Languedoc	2010	Swissmarine Services S.A.	November 2011	102% of BSI(12)
Genco Normandy	2007	San Juan Navigation Corporation	April 2011	8,600(14)
Genco Picardy	2005	Trafigura Beheer BV	November 2011	100% of BSI(15)
Genco Provence	2004	Setaf-Saget SAS	December 2011	20,250
Genco Pyrenees	2010	Setaf-Saget SAS	July 2011	19,000

Handymax Vessels
Genco Success	1997	Swissmarine Services S.A.	January 2012	90% of BSI(16)
Genco Carrier	1998	ED & F MAN Shipping Ltd.	February 2012	92.5% of BSI(17)
Genco Prosperity	1997	Pacific Basin Chartering Ltd	June 2011	37,000
Genco Wisdom	1997	Klaveness Chartering	September 2011	14,150(18)
Genco Marine	1996	STX Pan Ocean Co. Ltd.	April 2011/May 2011	20,000/12,000(19)
Genco Muse	2001	Trafigura Beheer BV	April 2011	12,500(20)

Handysize Vessels
Genco Explorer	1999	Lauritzen Bulkers A/S	June 2011	Spot(21)
Genco Pioneer	1999	Lauritzen Bulkers A/S	June 2011	Spot(21)
Genco Progress	1999	Lauritzen Bulkers A/S	March 2012	Spot(21)
Genco Reliance	1999	Lauritzen Bulkers A/S	March 2012	Spot(21)
Genco Sugar	1998	Lauritzen Bulkers A/S	March 2012	Spot(21)
Genco Charger	2005	AMN Bulkcarriers Inc.	December 2011	100% of BHSI(22)
Genco Challenger	2003	AMN Bulkcarriers Inc.	December 2011	100% of BHSI(22)
Genco Champion	2006	Pacific Basin Chartering Ltd.	April 2011	12,000

Genco Ocean	2010	Cargill International S.A.	June 2013	$8,500-$13,500 with 50% profit sharing(23)	(24)
Genco Bay	2010	Cargill International S.A.	January 2013	$8,500-$13,500 with 50% profit sharing(23)	(24)

Vessels to be Delivered
Supramax Vessels
Genco Rhone	2011 (25)	—	—	—

Handysize Vessels
Genco Avra	2011 (25)	Cargill International S.A.	34.5-37.5 months after delivery	$8,500-$13,500 with 50% profit sharing(23)	(27)
Genco Mare	2011 (25)	Cargill International S.A.	45.5-50.5 months after delivery	115% of BHSI(26)
Genco Spirit	2011 (25)	Cargill International S.A.	34.5-37.5 months after delivery	$8,500-$13,500 with 50% profit sharing(23)	(27)

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

(3) For the vessels acquired with a below-market time charter rate, the approximate amount of revenue on a daily basis to be recognized as revenues is displayed in the column named ‘‘Net Revenue Daily Rate’’ and is net of any third-party commissions. Since these vessels were acquired with existing time charters with below-market rates, Genco allocated the purchase price between the respective vessels and an intangible liability for the value assigned to the below-market charter-hire. This intangible liability is amortized as an increase to voyage revenues over the minimum remaining terms of the applicable charters. The minimum remaining term for the Genco Titus is on September 26, 2011, at which point the respective liabilities were or will be amortized to zero and the vessels began or will begin earning the ‘‘Cash Daily Rate.’’ For cash flow purposes, Genco will continue to receive the rate presented in the ‘‘Cash Daily Rate’’ column until the charter expires.

(4) We have reached an agreement with Cargill International S.A. at a rate of $5,000 a day for the first 30 days of the time charter.  For the next 20 days hire payment is based on the Baltic Capesize Index C10 round voyage, or BCI - C10 round voyage as reflected in daily reports.  The balance period of the charter is based on 100% of the average of the daily rates of the BCI, as reflected in daily reports.  The duration of the time charter is 10.5 to 14.5 months with payment being made in arrears less a 5.00% third party brokerage commission.  Genco maintains the option to convert the charter to a fixed rate based on 100% of Capesize FFA values.  The time charter commenced on January 29, 2011.

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

(6) The Genco Maximus and Claudius delivered to Swissmarine Services S.A. on December 28, 2010 and February 5, 2011, respectively.  The duration of the spot-market related time charter for both vessels is 11 to 13.5 months with a hire payment based on 98.5% of the average of the daily rates of the BCI, as reflected in daily reports except for the first 30 days after initial delivery in which the hire will be based on the BCI - C10 round voyage at 98.5%.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 98.5%.

(7) We have reached an agreement with Swissmarine Services S.A. for 10.5 to 13.5 months commencing on or about March 23, 2011 at a rate based on 100% of the Baltic Panamax Index, or BPI, as reflected in daily reports.  Hire will be paid every 15 days in arrears net of a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate anytime after January 21, 2011, the date in which the spot-market related time charter was agreed upon, based on Panamax FFA values at 100%.

(8) The vessel completed its previous charter on January 10, 2011 and entered into drydocking for its scheduled maintenance.  We have reached an agreement with J. Aron & Company on a spot-market related time charter for 11 to 13.5 months at a rate based on 100% of the BPI, as reflected in daily reports except for the initial 40 days after delivery in which hire is based on 100% of the Baltic Panamax P3A.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate 10 months after delivery based on Panamax FFA values at 100%  The vessel began its new time charter after completion of its drydocking on January 28, 2011.

(9) We have reached an agreement with Global Maritime Investments Ltd. on a spot-market related time charter for 10.5 to 13.5 months at a rate based on 100% of the BPI, as reflected in daily reports except for the initial 50 days after delivery in which hire is based on 100% of the Baltic Panamax P3A.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate 10 months after delivery based on Panamax FFA values at 100%  The vessel began its new rate on January 28, 2011.

(10) The rate for the spot market-related time charter is based on 97% of the average of the daily rates of the BPI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission. Genco maintains the option to convert the balance of any period after the initial 50 days and up to 9.5 months after delivery to a fixed rate based on Panamax FFA values at 97%.

(11) We have reached an agreement with Swissmarine Services S.A. on a spot-market related time charter for 11 to 13.5 months with the rate to be based off 100% of the average of the daily rates of the BPI, as reflected in daily reports except for the initial 45 days after delivery in which hire is based on 100% of the Baltic Panamax P3A .  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  Genco maintains the option to convert the balance of any period after the initial 45 days at a fixed rate based on Panamax FFA values at 100%. The vessel delivered to its current charter on December 23, 2010.

(12) The rate for the spot market-related time charter is based on 102% of the average of the daily rates of the Baltic Supramax Index, or BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  The Genco Warrior, Auvergne, Languedoc and Brittany delivered to their current charterers following the completion of their previous charters on December 15, 2010, November 30, 2010, December 10, 2010 and January 14, 2011, respectively.  For the Warrior, Auvergne and Languedoc, the first 30 days after redelivery is based on the Baltic Supramax Japan-South Korea/North Pacific or Australian Round Voyage (S2) at 102% while the Brittany is on that route for its initial 35 days. Genco maintains the option to convert the balance of any period after the initial 30 days to a fixed rate based on Supramax FFA values at 102% for the Warrior and 100% for the Auvergne, Languedoc and Brittany.

(13) A novation agreement was signed between Genco and Samsun Logix Corporation at a rate of $20,000 per day, less a 5% third party brokerage commission, with a minimum expiration of April 2011 and a maximum expiration of May 2011. The charter includes a 50% hire-based profit sharing component on the difference between the rate mentioned above and the rate that the charterer has sub-chartered the vessel at for the remainder of the contract’s life. The gross effective rate for the duration of this charter is approximately $21,250 per day.

(14) We have reached an agreement with San Juan Navigation Corporation at a rate of $8,600 per day less a 5.00% third party brokerage commission.  Payment is to be made in advance.  The vessel delivered to its current charterer on January 18, 2011.

(15)  We have reached an agreement with Trafigura Beheer BV on a spot-market related time charter based on 100% of the average of the daily rates of the BSI, as reflected in daily reports except for the first 35 days after initial delivery in which hire is based on the BSI Japan-South Korea/North Pacific or Australian Round Voyage (S2) at 100%.  The duration of the charter is 10.5 to 13.5 months with payment being made in arrears less a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 100%.  The vessel delivered to charterers on January 16, 2011.

(16) We have reached an agreement with Swissmarine Services S.A. on a spot-market related time charter for a minimum 11 months with a maximum expiration date of March 15, 2012 at a rate based on 90% of the average of the daily rates of the BSI, as reflected in daily reports except for the first 30 days after initial delivery in which hire payment is based on the BSI Japan-South Korea/North Pacific or Australian Round Voyage (S2) at 90%.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  Genco maintains the option to convert the balance period after the initial 30 days at a fixed rate based on Supramax FFA values at 90%.  The vessel delivered to Swissmarine Services S.A. on February 1, 2011.

(17) We have reached an agreement with ED & F MAN Shipping Ltd. on a spot-market related time charter for 11 to 13.5 months at a rate based on 92.5% of the average of the daily rates of the BSI, as reflected in daily reports. Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission. Genco maintains the option to convert the balance period at a fixed rate based on Supramax FFA values at 92.5%. The vessel delivered to its new charterer on March 8, 2011.

(18) We have reached an agreement with Klaveness Chartering at a rate of $12,750 per day for the first 30 days of the charter less a 5.00% third party brokerage commission and $14,150 for the remainder of the charter less a 5.00% third party brokerage commission.  The duration of the charter is 8.5 to 11.5 months.  The vessel delivered to Klaveness Chartering on December 25, 2010.

(19) We have reached an agreement with STX Pan Ocean Co. Ltd. at a rate of $12,000 per day beginning on or about April 3, 2011 for one North Pacific round voyage to Japan. Payment will be made in advance less a 5.00% third party brokerage commission. The vessel is scheduled for drydock on May 9, 2011.

(20) We have reached an agreement with Trafigura Beheer BV at a rate of $12,500 per day less a 5.00% third party brokerage commission.  The duration of the charter is a minimum of 2 months with a maximum expiration date of May 15, 2011 as we expect to drydock the vessel at that time.  The charter began on January 5, 2011.

(21) We have reached an agreement to enter these vessels into the LB/IVS Pool whereby Lauritzen Bulkers A/S acts as the pool manager. We can withdraw up to two vessels with three months’ notice and the remaining three vessels with 12 months’ notice.

(22) The Genco Charger and Challenger delivered to their current charterer following the completion of their previous charters on January 14, 2011 and January 22, 2011, respectively.  The rate for the spot-market related time charters are based on 100% of the average of the daily rates of the Baltic Handysize Index, or BHSI, as reflected in daily reports.  For the Challenger, the first 30 days after initial delivery is paid based on the BSHI route 5 at 100% and thereafter is based on 100% of the average of the daily rates of the BHSI. Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  Genco maintains the option to convert the balance of any period at a fixed rate based on Handysize FFA values.

(23) The rate for the spot-market related time charter will be linked with a floor of $8,500 and a ceiling of $13,500 daily with a 50% profit sharing arrangement to apply to any amount above the ceiling. The rate will be based on 115% of the average of the daily rates of the Baltic Handysize Index, or BHSI, as reflected in daily reports. Hire will be paid every 15 days in advance net of a 5.00% third party brokerage commission.

(24) These vessels were acquired with existing time charters with below-market rates. As described in footnote 27, intangible liabilities will be amortized as an increase to voyage revenues over the minimum remaining terms of the applicable charters. Specifically, for the Genco Ocean and Genco Bay, the daily amount of amortization associated with them will be approximately $700 and $750 per day over the actual cash rate earned, respectively.

(25) Built and delivery dates for vessels being delivered in the future are estimates based on guidance received from the sellers and/or the respective shipyards.

(26) The rate for the spot market-related time charter will be based on 115% of the average of the daily rates of the BHSI, as reflected in daily reports. Hire will be paid every 15 days in advance net of a 5.00% third party brokerage commission.

(27) These vessels were acquired with existing time charters with below-market rates. For the time charters that are below-market, Genco is in the process of allocating the purchase price between the respective vessels and an intangible liability for the value assigned to the below-market charter-hire. This intangible liability will be amortized as an increase to voyage revenues over the minimum remaining terms of the applicable charters, at which point the respective liabilities will be amortized to zero and the vessels will begin earning the ‘‘Cash Daily Rate.’’ For cash flow purposes, Genco will continue to receive the rate presented in the ‘‘Cash Daily Rate’’ column until the charter expires.

CLASSIFICATION AND INSPECTION

All of our vessels have been certified as being “in class” by the American Bureau of Shipping (“ABS”), Det Norske Veritas (“DNV”), Lloyd’s Register of Shipping (“Lloyd’s”), Bureau Veritas (“BV”) or Nippon Kaiji Kyokai (“NK”).  Each of these classification societies is a member of the International Association of Classification Societies.  Every commercial vessel’s hull and machinery is evaluated by a classification society authorized by its country of registry.  The classification society certifies that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member.  Each vessel is inspected by a surveyor of the classification society in three surveys of varying frequency and thoroughness: every year for the annual survey, every two to three years for the intermediate survey and every four to five years for special surveys.  Special surveys always require drydocking.  Vessels that are 15 years old or older are required, as part of the intermediate survey process, to be drydocked every 24 to 30 months for inspection of the underwater portions of the vessel and for necessary repairs stemming from the inspection.

In addition to the classification inspections, many of our customers regularly inspect our vessels as a precondition to chartering them for voyages.  We believe that our well-maintained, high-quality vessels provide us with a competitive advantage in the current environment of increasing regulation and customer emphasis on quality.

We have implemented the International Safety Management Code, which was promulgated by the International Maritime Organization, or IMO (the United Nations agency for maritime safety and the prevention of marine pollution by ships), to establish pollution prevention requirements applicable to vessels.  We obtained documents of compliance for our offices and safety management certificates for all of our vessels, which are required by the IMO.

CREWING AND EMPLOYEES

Each of our vessels is crewed with 20 to 24 officers and seamen.  Our technical managers are responsible for locating and retaining qualified officers for our vessels.  The crewing agencies handle each seaman’s training, travel and payroll, and ensure that all the seamen on our vessels have the qualifications and licenses required to comply with international regulations and shipping conventions.  We typically man our vessels with more crew members than are required by the country of the vessel’s flag in order to allow for the performance of routine maintenance duties.

As of March 9, 2011, we employed 33 shore-based personnel and approximately 1,280 seagoing personnel on our vessels, including Baltic Trading.

CUSTOMERS

Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels.  We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities.  Our customers include national, regional and international companies, such as Lauritzen Bulkers, Cargill, Pacbasin, STX, Cosco and HMMC. For the year ended December 31, 2010, two of our charterers, Pacbasin and Cargill, each accounted for more than 10% of our voyage revenues, or 40.7% in the aggregate.

COMPETITION

Our business fluctuates in line with the main patterns of trade of the major drybulk cargoes and varies according to changes in the supply and demand for these items.  We operate in markets that are highly competitive and based primarily on supply and demand.  We compete for charters on the basis of price, vessel location and size, age and condition of the vessel, as well as on our reputation as an owner and operator.  We compete with other owners of drybulk carriers in the Capesize, Panamax, Supramax, Handymax and Handysize class sectors, some of whom may also charter our vessels as customers.  Ownership of drybulk carriers is highly fragmented and is divided among approximately 1,600 independent drybulk carrier owners.

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

While we maintain hull and machinery insurance, war risks insurance, protection and indemnity cover, and freight, demurrage and defense cover and loss of hire insurance for our fleet in amounts that we believe to be prudent to cover normal risks in our operations, we may not be able to achieve or maintain this level of coverage throughout a vessel’s useful life.  Furthermore, while we believe that our present insurance coverage is adequate, not all risks can be insured, and there can be no guarantee that any specific claim will be paid, or that we will always be able to obtain adequate insurance coverage at reasonable rates.

Hull and Machinery, War Risks, Kidnap and Ransom Insurance

We maintain marine hull and machinery, war risks and kidnap and ransom insurance which cover the risk of actual or constructive total loss, for all of our vessels.  Our vessels are each covered up to at least fair market value with deductibles, which depend primarily on the class of the insured vessel and are subject to change.  We are covered, subject to limitations in our policy, to have the crew released in the case of kidnapping due to piracy in the Gulf of Aden / Somalia.

Protection and Indemnity Insurance

Protection and indemnity insurance is provided by mutual protection and indemnity associations, or P&I Associations, which insure our third-party liabilities in connection with our shipping activities.  This includes third-party liability and other related expenses resulting from the injury or death of crew, passengers and other third parties, the loss or damage to cargo, claims arising from collisions with other vessels, damage to other third-party property, pollution arising from oil or other substances and salvage, towing and other related costs, including wreck removal.  Protection and indemnity insurance is a form of mutual indemnity insurance, extended by protection and indemnity mutual associations, or “clubs.” Subject to the “capping” discussed below, our coverage, except for pollution, is unlimited.

We maintain protection and indemnity insurance coverage for pollution of $1 billion per vessel per incident.  The 13 P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities.  We are a member of a P&I Association, which is a member of the International Group. As a result, we are subject to calls payable to the associations based on the group’s claim records as well as the claim records of all other members of the individual associations and members of the pool of P&I Associations comprising the International Group.

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

In recent periods, heightened levels of environmental and operational safety concerns among insurance underwriters, regulators and charterers have led to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the drybulk shipping industry.  Increasing environmental concerns have created a demand for vessels that conform to the stricter environmental standards.  We believe that the operation of our vessels is in substantial compliance with applicable environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations.  However, because such laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels.  In addition, a future serious marine incident, such as the 2010 Deepwater Horizon oil spill, that results in significant oil pollution or otherwise causes significant adverse environmental impact could result in additional legislation or regulation that could negatively affect our profitability.

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

Air Emissions

In September 1997, the IMO adopted Annex VI to the MARPOL Convention to address air pollution from ships.  Effective May 2005, Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from all commercial vessel exhausts and prohibits deliberate emissions of ozone depleting substances (such as halons and chlorofluorocarbons), emissions of volatile organic compounds from cargo tanks, and the shipboard incineration of specific substances.  Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions.  The IMO’s Maritime Environment Protection Committee, or MEPC, has adopted amendments to Annex VI regarding emissions of sulfur oxide, nitrogen oxide, particulate matter and ozone-depleting substances, which amendments were ratified by the United States in October 2008 and entered into force on July 1, 2010.  The amended Annex VI reduces air pollution from vessels by, among other things, (i) implementing a progressive reduction of sulfur oxide emissions from ships by reducing the global sulfur fuel cap reduced initially to 3.50% (from the current cap of 4.50%), effective from January 1, 2012, then progressively to 0.50%, effective from January 1, 2020, subject to a feasibility review to be completed no later than 2018; and (ii) establishing new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation.  The U.S. Environmental Protection Agency, or EPA, promulgated equivalent emissions standards in late 2009.

The MEPC has designated the area extending 200 miles from the territorial sea baseline adjacent to the Atlantic/Gulf and Pacific coasts and the eight main Hawaiian Islands as an emission control area (“ECA”) under the MARPOL Annex VI amendments. The new ECA will enter into force in August 2012, whereupon fuel used by all vessels operating in the ECA cannot exceed 1.0% sulfur, dropping to 0.1% sulfur in 2015. From 2016, nitrogen oxide after-treatment requirements will also apply. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

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

Pollution Control and Liability Requirements

IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the nations signatory to such conventions.  For example, IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, in February 2004.  The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements (beginning in 2009), to be replaced in time with mandatory concentration limits.  The BWM Convention will not become effective until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping.  To date, there has not been sufficient adoption of this standard for it to take force.  If mid-ocean ballast exchange is made mandatory throughout the United States or at the international level, or if ballast water treatment requirements or options are instituted, the cost of compliance could increase for ocean carriers, and the costs of ballast water treatment may be material.

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

Noncompliance with the ISM Code or other IMO regulations may subject the vessel owner or bareboat charterer to increased liability, lead to decreases in available insurance coverage for affected vessels or result in the denial of access to, or detention in, some ports.  The U.S. Coast Guard and European Union authorities have indicated that vessels not in compliance with the ISM Code by the applicable deadlines will be prohibited from trading in U.S. and European Union ports, respectively.  As of the date of this report, each of our vessels is ISM Code certified.  However, there can be no assurance that such certificates will be maintained in the future.

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

In response to the fire and explosion that took place on the Deepwater Horizon in the Gulf of Mexico in April 2010, the U.S. Congress is currently considering a number of bills that could potentially modify or eliminate the limits of liability under OPA.  Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes.  Additional legislation or regulations applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.

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

Greenhouse Gas Regulation

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change, or UNFCCC, which we refer to as the Kyoto Protocol, entered into force. Pursuant to the Kyoto Protocol, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases, which are suspected of contributing to global warming. Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol. However, international negotiations are continuing with respect to a successor to the Kyoto Protocol, which sets emission reduction targets through 2012, and restrictions on shipping emissions may be included in any new treaty. In December 2009, more than 27 nations, including the United States and China, signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions. In addition, the European Union has expressed its intention to consider an expansion of the existing European Union emissions trading scheme to include emissions of greenhouse gases from marine vessels, if such emissions were not regulated through the IMO or the UNFCCC by December 31, 2010, which did not occur. In the United States, the EPA has issued a final finding that greenhouse gases threaten public health and safety, and has promulgated regulations governing the emission of greenhouse gases from motor vehicles.  The EPA may decide in the future to regulate greenhouse gas emissions from ships and has already been petitioned by the California Attorney General and a coalition of environmental groups to regulate greenhouse gas emissions from ocean-going vessels.  Other federal and state regulations relating to the control of greenhouse gas emissions may follow, including the climate change initiatives that are being considered in the U.S. Congress.  In addition, the IMO is evaluating various mandatory measures to reduce greenhouse gas emissions from international shipping, including market-based instruments.  Any passage of climate control legislation or other regulatory initiatives by the EU, U.S., IMO or other countries where we operate that restrict emissions of greenhouse gases could require us to make significant financial expenditures that we cannot predict with certainty at this time.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security.  On November 25, 2002, the U.S. Maritime Transportation Security Act of 2002, or the MTSA, came into effect.  To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States.  Similarly, in December 2002, amendments to SOLAS created a new chapter of the convention dealing specifically with maritime security.  The new chapter became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the International Ship and Port Facilities Security Code, or the ISPS Code.  The ISPS Code is designed to protect ports and international shipping against terrorism.  After July 1, 2004, to trade internationally, a vessel must attain an International Ship Security Certificate from a recognized security organization approved by the vessel’s flag state.  Among the various requirements are:

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

For maintenance of the class certification, regular and extraordinary surveys of hull, machinery, including the electrical plant, and any special equipment classes are required to be performed as follows:

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

ITEM 1A.  RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “budget,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance and general, administrative and management fee expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii)

acts of war, terrorism, or piracy; (ix) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (x) the Company’s acquisition or disposition of vessels (xi) the number of off-hire days needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims including off-hire days; (xii) the fulfillment of the closing conditions under, and the execution of customary additional documentation for, the Company’s agreements to acquire a total of four drybulk vessels; (xiii) the completion of definitive documentation with respect to time charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) those other risks and uncertainties discussed below under the heading “RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS”, and (xvi) other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

In the current global economy, operating businesses have been facing tight credit, weak demand for goods and services, deteriorating international liquidity conditions, and depressed markets.  Lower demand for drybulk cargoes as well as diminished trade credit available for the delivery of such cargoes have led to decreased demand for drybulk vessels, creating downward pressure on charter rates.  Although vessel values have stabilized since the end of 2008, general market volatility has resulted from uncertainty about sovereign debt and fears of countries such as Greece, Portugal and Spain defaulting on their governments’ financial obligations.   If the current global economic environment persists or worsens, we may be negatively affected in the following ways:

•                  We may not be able to employ our vessels at charter rates as favorable to us as historical rates or operate our vessels profitably.

•                  Our earnings could decline, which may cause us to breach one or more of the covenants in our credit facilities, thereby accelerating the repayment of outstanding facility borrowings.

•                  The market value of our vessels could decrease, which may cause us to recognize losses if any of our vessels are sold or if their values are impaired.  A decline in the market value of our vessels could also prevent us from borrowing under our credit facilities or trigger defaults under their covenants.  In particular, all of our credit facilities contain collateral maintenance covenants, although we obtained a waiver of this covenant in our 2007 Credit Facility in 2009.  Please refer to “The market values of our vessels may decrease, which could adversely affect our operating results, cause us to breach one or more of the covenants in our credit facilities or limit the total amount that we may borrow under our revolving credit facilities” below for further details.

•                  Our charterers with long-term time charters may request to renegotiate the terms of our charters with them.  As a general matter, we do not agree to make changes to the terms of our charters in response to such requests.  As a result, our charterers may fail to meet their obligations under our long-term time charters.

•                  The value of our investment in Jinhui could further decline in future years, and we may recognize additional impairment losses if we were to sell our shares or if the value of our investment is impaired.

The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Charterhire rates for drybulk carriers are volatile and are currently at relatively low levels as compared to historical levels and may further decrease in the future, which may adversely affect our earnings.

The abrupt and dramatic downturn in the drybulk charter market, from which we derive the large majority of our revenues, has severely affected the drybulk shipping industry. The Baltic Dry Index, an index published by The Baltic Dry Index of shipping rates for 20 key drybulk routes, fell 94% from a peak of 11,793 in May 2008 to a low of 663 in December 2008. During 2010, the Baltic Dry Index went from a high on May 26, 2010 of 4,209 and fell to a low of 1,700 on July 15, 2010.  In 2011, the index decreased to a low of 1,043 on February 4, 2011 and as of March 8, 2011 was trading at 1,424.  Seasonal factors contributing to the most recent downturn in rates include severe floods and other weather related issues in Australia, making it hard for coal and iron ore miners to export cargo to Asia; order timing issues for iron ore cargoes related to the celebration of the Chinese New Year; and increased deliveries of newbuilding Capesize vessels during a time of seasonally reduced demand.  There can be no assurance that the drybulk charter market will recover over the next several months, and the market could continue to decline further. These circumstances, which result from the economic dislocation worldwide and the disruption of the credit markets, have had a number of adverse consequences for drybulk shipping, including, among other things:

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

Because we generally charter our vessels pursuant to time charters, we are exposed to changes in spot market rates for drybulk carriers at the time of entering into charterhire contracts and such changes may affect our earnings and the value of our drybulk carriers at any given time.  In addition, 21 of our 49 vessels currently trade at spot market rates through spot market-related time charters or a vessel pool.  We cannot assure you that we will be able to successfully charter our vessels in the future or renew existing charters at rates sufficient to allow us to meet our obligations or to pay dividends to our shareholders.  The supply of and demand for shipping capacity strongly influences freight rates.  Because the factors affecting the supply and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable.

Factors that influence demand for vessel capacity include:

•                  demand for and production of drybulk products;

•                  global and regional economic and political conditions, including developments in international trade, fluctuations in industrial and agricultural production and armed conflicts;

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

We anticipate that the future demand for our drybulk carriers will be dependent upon economic growth in the world’s economies, including China and India, seasonal and regional changes in demand, changes in the capacity of the global drybulk carrier fleet and the sources and supply of drybulk cargo to be transported by sea.  Adverse economic, political, social or other developments, including a change in worldwide fleet capacity, could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

Newbuildings have been delivered in significant numbers since the beginning of 2006.  An oversupply of drybulk carrier capacity may result in a reduction of charterhire rates, as evidenced by historically low rates in December 2008.  Currently, some of our spot market-related time charterers may at times be unprofitable due the volatility associated with dry cargo freight rates.  If market conditions persist, upon the expiration or termination of our vessels’ current non-spot charters, we may only be able to re-charter our vessels at reduced or unprofitable rates, or we may not be able to charter these vessels at all.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

The market values of our vessels may decrease, which could adversely affect our operating results, cause us to breach one or more of the covenants in our credit facilities or limit the total amount that we may borrow under our revolving credit facilities.

If the book value of one of our vessels is impaired due to unfavorable market conditions or a vessel is sold at a price below its book value, we would incur a loss that could adversely affect our financial results.  Also, if the market value of our fleet declines, we may not be in compliance with certain provisions of our credit facilities, and we may not be able to refinance our debt or obtain additional financing under our credit facilities or otherwise.  In January 2009, we obtained a waiver of the collateral maintenance requirement under our 2007 Credit Facility, subject to certain conditions as mentioned above. This requirement was waived pursuant to an amendment entered into on January 26, 2009 (the “2009 Amendment”) effective for the year ended December 31, 2008 and until the Company can represent that it is in compliance with all of its financial covenants and is otherwise able to pay a dividend and purchase or redeem shares of common stock under the terms of the 2007 Credit Facility in effect before the 2009

Amendment.  With the exception of the collateral maintenance financial covenant, the Company believes that it is in compliance with its covenants under the 2007 Credit Facility.  Without a waiver of the kind provided in the 2009  Amendment, a decrease in the fair market value of our vessels may cause us to breach one or more of the covenants in our 2007 Credit Facility, which could accelerate the repayment of outstanding borrowings under the facility, or may limit the total amount that we may borrow under the facility.  We are also subject to collateral maintenance covenants in the $100 Million Term Loan Facility, $253 Million Term Loan Facility, and the 2010 Baltic Trading Credit Facility.  A decrease in the fair market value of our vessels may cause us to breach one or more of the covenants in the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, or the 2010 Baltic Trading Credit Facility, which could accelerate the repayment of outstanding borrowings under our facilities, or may limit the total amount that we may borrow under the 2010 Baltic Trading Credit Facility.     We cannot assure you that we will satisfy all our debt covenants in the future or that our lenders will waive any future failure to satisfy these covenants.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Prolonged declines in charter rates and other market deterioration could cause us to incur impairment charges.

We evaluate the carrying amounts of our vessels to determine if events have occurred that would require an impairment of their carrying amounts. The recoverable amount of vessels is reviewed based on events and changes in circumstances that would indicate that the carrying amount of the assets might not be recovered. The review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires us to make various estimates including future freight rates, earnings from the vessels and discount rates. All of these items have been historically volatile.

We evaluate the recoverable amount as the higher of fair value less costs to sell and value in use. If the recoverable amount is less than the carrying amount of the vessel, the vessel is deemed impaired. The carrying values of our vessels may not represent their fair market value in the future because the new market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. Any impairment charges incurred as a result of declines in charter rates could have a material adverse effect on our business, results of operations, cash flows and financial condition.

A further economic slowdown or changes in the economic and political environment in the Asia Pacific region could have a material adverse effect on our business, financial position and results of operations.

A significant number of the port calls made by our vessels involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region.  As a result, a negative change in economic conditions in any Asia Pacific country, and particularly in China or Japan, could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.  In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product.  We cannot assure you that the Chinese economy will not experience a significant contraction in the future.  Although state-owned enterprises still account for a substantial portion of the Chinese industrial output, in general, the Chinese government is reducing the level of direct control that it exercises over the economy through state plans and other measures. There is an increasing level of freedom and autonomy in areas such as allocation of resources, production, pricing and management and a gradual shift in emphasis to a “market economy” and enterprise reform. Limited price reforms were undertaken with the result that prices for certain commodities are principally determined by market forces. Many of the reforms are unprecedented or experimental and may be subject to revision, change or abolition based upon the outcome of such experiments. If the Chinese government does not continue to pursue a policy of economic reform, the level of imports to and exports from China could be adversely affected by changes to these economic reforms by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions.  Moreover, a significant or protracted slowdown in the economies of the United States, the European Union or various Asian countries may adversely affect economic growth in China and elsewhere.  Our business, results of operations, cash flows, financial condition and ability to pay dividends will likely be materially and adversely affected by an economic downturn in any of these countries.

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

The operation of our vessels is affected by the requirements set forth in the United Nations’ International Maritime Organization’s International Management Code for the Safe Operation of Ships and Pollution Prevention, or ISM Code.  The ISM Code requires shipowners, ship managers and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies.  The failure of a shipowner or bareboat charterer to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

The IMO adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage, or the Bunker Convention, to impose strict liability on ship owners for pollution damage in jurisdictional waters of ratifying states caused by discharges of bunker fuel.  The Bunker Convention, which became effective on November 21, 2008, requires registered owners of ships over 1,000 gross tons to maintain insurance or other financial security for pollution damage in an amount equal to the limits of liability under the applicable national or international limitation regime (but not exceeding the amount calculated in accordance with the Convention on Limitation of Liability for Maritime Claims of 1976, as amended). With respect to non-ratifying states, liability for spills or releases of oil carried as fuel in ship’s bunkers typically is determined by the national or other domestic laws in the jurisdiction where the events or damages occur.

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

In response to the fire and explosion that took place on the Deepwater Horizon in the Gulf of Mexico in April 2010, the U.S. Congress is currently considering a number of bills that could potentially modify or eliminate the limits of liability under OPA.  Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes.  Additional legislation or regulations applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.

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

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. On November 25, 2002, the U.S. Maritime Transportation Security Act of 2002, or the MTSA, came into effect. To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, amendments to the International Convention for the Safety of Life at Sea, or SOLAS, created a new chapter of the convention dealing specifically with maritime security. The new chapter became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the ISPS Code. The ISPS Code is designed to protect ports and international shipping against terrorism. After July 1, 2004, to trade internationally, a vessel must attain an International Ship Security Certificate from a recognized security organization approved by the vessel’s flag state.

The United States Coast Guard (USCG) has developed the Electronic Notice of Arrival/Departure (e-NOA/D) application to provide the means of fulfilling the arrival and departure notification requirements of the USCG and

Customs and Border Protection (CBP) online. Prior to September 11, 2001, ships or their agents notified the Marine Safety Office (MSO)/Captain Of The Port (COTP) zone, within 24 hours of the vessel’s arrival via telephone, facsimile (fax), or electronic mail (e-mail). Due to the events of September 11, 2001, the USCG’s National Vessel Movement Center (NVMC)/Ship Arrival Notification System (SANS) was set up as part of the U.S. Department of Homeland Security (DHS) initiative. Also, as a result of this initiative, the advanced notice time requirement changed from 24 hours’ notice to 96 hours’ notice (or 24 hours’ notice, depending upon normal transit time). The NOAs and/or NODs continue to be submitted via telephone, fax, or e-mail, but are now to be submitted to the NVMC, where watch personnel entered the information into a central USCG database. Additionally, the National Security Agency has identified certain countries known for high terrorist activities and if a vessel has either called some of these identified countries in its previous ports and/or the members of the crew are from any of these identified countries, more stringent security requirements must be met.

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

Our vessels may suffer damage, and we may face unexpected dry docking costs, which could adversely affect our cash flow and financial condition.

If our vessels suffer damage, they may need to be repaired at a drydocking facility.  The costs of drydock repairs are unpredictable and can be substantial.  We may have to pay drydocking costs that our insurance does not cover in full.  In addition, space at drydocking facilities is sometimes limited and not all drydocking facilities are conveniently located.  We may be unable to find space at a suitable drydocking facility or we may be forced to travel to a drydocking facility that is distant from the relevant vessel’s position.  The loss of earnings while our vessels are being repaired and repositioned or from being forced to wait for space or to travel to more distant drydocking facilities, as well as the actual cost of repairs, could negatively impact our business, results of operations, cash flows, financial condition and ability to pay dividends.

The operation of drybulk carriers has certain unique operational risks which could affect our earnings and cash flow.

The operation of certain ship types, such as drybulk carriers, has certain unique risks.  With a drybulk carrier, the cargo itself and its interaction with the vessel can be an operational risk.  By their nature, drybulk cargoes are often heavy, dense, easily shifted, and react badly to water exposure.  In addition, drybulk carriers are often subjected to battering treatment during unloading operations with grabs, jackhammers (to pry encrusted cargoes out of the hold) and small bulldozers.  This treatment may cause damage to the vessel.  Vessels damaged due to treatment during unloading procedures may be more susceptible to breach to the sea.  Hull breaches in drybulk carriers may lead to the flooding of the vessels’ holds.  If a drybulk carrier suffers flooding in its forward holds, the bulk cargo may become so dense and waterlogged that its pressure may buckle the vessel’s bulkheads, leading to the loss of a vessel.  If we are unable to adequately maintain our vessels, we may be unable to prevent these events.  Any of these circumstances or events may have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.  In addition, the loss of any of our vessels could harm our reputation as a safe and reliable vessel owner and operator.

Acts of piracy on ocean-going vessels have continued and could adversely affect our business.

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean and in the Gulf of Aden off the coast of Somalia.  Since 2008, the frequency of piracy incidents increased significantly, particularly in the Gulf of Aden off the coast of Somalia.  If these piracy attacks result in regions in which our vessels are deployed being characterized by insurers as “war risk” zones, or Joint War Committee (JWC) “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain.  In addition, crew costs, including costs which may be incurred to the extent we employ onboard security guards, could increase in such circumstances.  We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us.  In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, results of operations, cash flows, financial condition and ability to pay dividends.

In response to piracy incidents, particularly in the Gulf of Aden off the coast of Somalia, following consultation with regulatory authorities, we may station guards on some of our vessels in some instances. While our use of guards is intended to deter and prevent the hijacking of our vessels, it may also increase our risk of liability for death or injury to persons or damage to personal property. If we do not have adequate insurance in place to cover such liability, it could adversely impact our business, results of operations, cash flows, and financial condition.

Terrorist attacks, such as the attacks on the United States on September 11, 2001, and other acts of violence or war may affect the financial markets, our vessels, our operations, or our customers and may therefore have an adverse effect on our business, results of operations and financial condition.

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

                The hull and machinery of every commercial vessel must be certified as being “in class” by a classification society authorized by its country of registry.  The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the Safety of Life at Sea Convention.  Our vessels are currently enrolled with the ABS, NK, BV, DNV, or Lloyd’s, each of which is a member of the International Association of Classification Societies.

                A vessel must undergo annual surveys, intermediate surveys and special surveys.  In lieu of a special survey, a vessel’s machinery may be placed on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period.  Our vessels are on special survey cycles for hull inspection and continuous survey cycles for machinery inspection.  Every vessel is also required to be drydocked every two to three years for inspection of its underwater parts.

                If any vessel does not maintain its class or fails any annual, intermediate or special survey, the vessel will be unable to trade between ports and will be unemployable and we could be in violation of certain covenants in our credit facilities, which could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

                A government of a vessel’s registry could requisition for title or seize our vessels.  Requisition for title occurs when a government takes control of a vessel and becomes the owner.  A government could also requisition our vessels for hire.  Requisition for hire occurs when a government takes control of a vessel and effectively becomes the charterer at dictated charter rates.  Generally, requisitions occur during a period of war or emergency.  Government requisition of one or more of our vessels could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Increases in fuel prices could adversely affect our profits.

From time to time, we may operate our vessels on spot charters either directly or by placing them in pools with similar vessels.  Spot charter arrangements generally provide that the vessel owner or pool operator bear the cost of fuel in the form of bunkers, which is a significant vessel operating expense.  We currently have five vessels operating in vessel pools, and we may arrange for more vessels to do so, depending on market conditions.  Also, the cost of fuel may also be a factor in negotiating charter rates in the future.  As a result, an increase in the price of fuel beyond our expectations may adversely affect our profitability, cash flows and ability to pay dividends.  The price and supply of fuel is unpredictable and fluctuates as a result of events outside our control, including geo-political developments, supply and demand for oil and gas, actions by members of the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns and regulations.

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

                As of March 9, 2011, all but five of the vessels in our fleet were engaged under time charter or spot market-related time charter contracts that expire (assuming the option periods in the time charters are not exercised) between April 2011 and June 2013.  Five of our vessels currently trade in the spot charter market through participation in pool arrangements.  Although time charters provide relatively steady streams of revenues, our vessels committed to time charters may not be available for spot voyages during periods of increasing charterhire rates, when spot voyages might be more profitable.  The drybulk market is volatile, and in the past charterhire rates for drybulk carriers have sometimes declined below operating costs of vessels.  If our vessels become available for employment in the spot market or under new time charters during periods when market prices have fallen, we may have to employ our vessels at depressed market prices, which would lead to reduced or volatile earnings.  To the extent our vessels trade in the spot charter market, we may experience fluctuations in revenue, cash flow and net income.  The spot charter market is highly competitive, and spot market voyage charter rates may fluctuate dramatically based primarily on the worldwide supply of drybulk vessels available in the market and the worldwide demand for the transportation of drybulk cargoes.  We can provide no assurance that future charterhire rates will enable us to operate our vessels profitably.  In addition, our standard time charter contracts with our customers specify certain performance parameters, which if not met can result in customer claims.  Such claims may have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

If we cannot find profitable employment for additional vessels that we acquire, our earnings will be adversely affected.

                We generally acquire vessels free of charter, although we have and may again acquire some vessels with continuing time charters.  In addition, where a vessel has been under a voyage charter, it is rare in the shipping industry for the last charterer of the vessel in the seller’s hands to continue as the first charterer of the vessel in the buyer’s hands.  To the extent we operate our vessels in vessel pools, the profitable employment of our vessels depends to some degree on the ability of the pool operators.  We provide no assurance that we will be able to arrange immediate or profitable employment for vessels that we acquire.  If we cannot do so, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

We depend upon a small number of charterers for a large part of our revenues.  The loss of one or more of these charterers could adversely affect our financial performance.

                We have derived a significant part of our revenues from a small number of charterers.  For the year ended December 31, 2010, 100% of our revenues were derived from 33 charterers, including charterers of Baltic Trading’s vessels.  Additionally, approximately 40.7% of our revenues were derived from two charterers, Pacbasin and Cargill.  If we were to lose any of these charterers, or if any of these charterers significantly reduced its use of our services or was unable to make charter payments to us, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

The aging of our fleet and our practice of purchasing and operating previously owned vessels may result in increased operating costs and vessels off-hire, which could adversely affect our earnings.

                The majority of our drybulk carriers were previously owned by third parties.  Our current business strategy includes additional growth through the acquisition of previously owned vessels.  While we typically inspect previously owned vessels before purchase, this does not provide us with the same knowledge about their condition that we would have had if these vessels had been built for and operated exclusively by us.  Accordingly, we may not discover defects or other problems with such vessels before purchase.  Any such hidden defects or problems, when detected, may be expensive to repair, and if not detected, may result in accidents or other incidents for which we may become liable to third parties.  Also, when purchasing previously owned vessels, we do not receive the benefit of any builder warranties if the vessels we buy are older than one year.

                In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel.  The average age of the vessels in our current fleet is approximately 6.3 years.  Older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology and cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

                Our vessel operating expenses include the costs of crew, provisions, deck and engine stores, lube oil, bunkers, insurance and maintenance and repairs, which depend on a variety of factors, many of which are beyond our control.  Some of these costs, primarily relating to insurance and enhanced security measures implemented after September 11, 2001 and as a result of the increase in the frequency of acts of piracy, have been increasing.  In addition, to the extent we enter the spot charter market, we need to include the cost of bunkers as part of our voyage expenses.  The price of bunker fuel may increase in the future.  If our vessels suffer damage, they may need to be repaired at a drydocking facility.  The costs of drydock repairs are unpredictable and can be substantial.  Increases in any of these costs could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

We agreed to the 2009 Amendment to our 2007 Credit Facility that contained a waiver of the collateral maintenance requirement.  As a condition of this waiver, among other things, we agreed to suspend our cash dividends and share repurchases until such time as we can satisfy the collateral maintenance requirement.  Until market conditions which have resulted in a decline in the value of drybulk vessels improve, it is unlikely that we will be able to meet that condition to reinstate our cash dividends and share repurchases.

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

Restrictive covenants in our 2007 Credit Facility, $253 Million Term Loan Facility, $100 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility may impose financial and other restrictions on us which could negatively impact our growth and adversely affect our operations.

                Our ability to borrow amounts under our 2007 Credit Facility is subject to the satisfaction of certain customary conditions precedent and compliance with terms and conditions included in the related credit documents.  It is a condition precedent to each drawdown under the facility that the aggregate fair market value of the mortgaged vessels must at all times be at least 130% of the aggregate outstanding principal amount under the credit facility plus all letters of credit outstanding (determined on a pro forma basis giving effect to the amount proposed to be drawn down), although this condition is currently subject to a waiver as noted above.  To the extent that we are not able to satisfy these requirements, we may not be able to draw down the full amount under our 2007 Credit Facility without obtaining a further waiver or consent from the lenders.  In addition, the covenants in our 2007 Credit Facility include the following requirements:

•        The leverage covenant requires the maximum average net debt to EBITDA ratio to be no greater than 5.5:1.0;

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

Additionally, the $253 Million Term Loan Facility requires us to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, liquidity and interest coverage, dividends, collateral maintenance requirements, and other covenants, most of which are in principle and calculation similar to the covenants described above under the 2007 Credit Facility, except for the minimum cash requirement, which is $0.75 million per mortgaged vessel under this facility.

Similarly, the $100 Million Term Loan Facility requires us to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, interest coverage and dividends, minimum working capital requirements, collateral maintenance requirements and other covenants, most of which are in principle and calculation similar to the covenants described above under the 2007 Credit Facility, except for the minimum cash requirement, which is $0.75 million per mortgaged vessel under this facility.  The $100 Million Term Loan Facility includes usual and customary events of default and remedies for facilities of this nature.  Availability of each tranche of the $100 Million Term Loan Facility is subject to our acquisition of each of the five vessels from Metrostar and other conditions and documentation relating to the collateral securing the $100 Million Term Loan Facility.

The 2010 Baltic Trading Credit Facility requires Baltic Trading to comply with a number of covenants, including financial covenants related to liquidity, consolidated net worth, and collateral maintenance, restrictions on changes in the Manager of Baltic Trading’s initial vessels (or acceptable replacement vessels), limitations on changes to the Management Agreement between Baltic Trading and us, limitations on liens, limitations on additional indebtedness, restrictions on paying dividends, restrictions on transactions with affiliates and other customary covenants.

Therefore, we may need to seek permission from our lenders in order to engage in some corporate actions.  Our lenders’ interests may be different from ours, and we cannot guarantee that we will be able to obtain our lenders’ permission when needed.  This may prevent us from taking actions that are in our best interest and from executing our business strategy of growth through acquisitions and may restrict or limit our ability to pay dividends and finance our future operations.

The issuance of our outstanding convertible notes could affect our business in the future.

The issuance of our 5.00% Convertible Senior Notes due August 15, 2015 (the “2010 Notes”) could affect us and our business in the following ways:

•                  The indebtedness associated with the 2010 Notes, together with indebtedness incurred under our 2007 Credit Facility, $253 Million Term Loan Facility, $100 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility, is substantial.  Our ability to obtain additional financing or pursue new business opportunities may be negatively impacted.

•                  We may need to refinance the 2010 Notes and our other debt on terms that may be unfavorable to us (if refinancing is available at all) if our cash flow is insufficient to service the 2010 Notes and such other debt.

•                  We may make cash payments to satisfy our conversion obligations under the 2010 Notes, which could materially adversely affect our liquidity, cash flows, and results of operations.

•                  In the event of certain mergers or acquisitions of us, the indenture for the 2010 Notes may require us to repurchase the 2010 Notes or the surviving entity to assume our obligations under the 2010 Notes.  These requirements may deter or prevent a business combination that may be favorable to our securityholders.

We currently maintain all of our cash and cash equivalents with four financial institutions, which subjects us to credit risk.

We currently maintain all of our cash and cash equivalents with four financial institutions.  None of our balances are covered by insurance in the event of default by the financial institutions.  The occurrence of such a default of any of these institutions could therefore have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this and each of our future annual reports on Form 10-K a report containing our management’s assessment of the effectiveness of our internal control over financial reporting and a related attestation of our independent registered public accounting firm.  If, in such future annual reports on Form 10-K, our management cannot provide a report as to the effectiveness of our internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified attestation report as to the effectiveness of our internal control over financial reporting as required by Section 404, investors could lose confidence in the reliability of our consolidated financial statements, which could result in a decrease in the value of our common stock.

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

Our success depends to a significant extent upon the abilities and efforts of our management team and our ability to hire and retain key members of our management team.  The loss of any of these individuals could adversely affect our business prospects and financial condition.  Difficulty in hiring and retaining personnel could have a material adverse effect our business, results of operations, cash flows, financial condition and ability to pay dividends.  We do not intend to maintain “key man” life insurance on any of our officers.

Arrangements relating to our Baltic Trading subsidiary could require significant time and attention from our personnel and may result in conflicts of interest.

Our subsidiary, Baltic Trading, conducts a shipping business focused on the drybulk industry spot market.  Some of our personnel provide services to Baltic Trading, including our Chief Financial Officer. This requires substantial time and attention from these individuals and reduces their availability to serve us.  Our Chairman and two of our directors serve on the Baltic Trading board of directors.  Our officers and directors who also serve Baltic Trading may encounter situations in which their fiduciary obligations to us and to Baltic Trading are in conflict.  The Omnibus Agreement entered into between us and Baltic Trading is intended to reduce these conflicts by granting a right of first refusal to Baltic Trading for certain spot chartering opportunities and to us for other business opportunities.  However, these arrangements and/or the resolutions of these conflicts may not always be in our best interest or that of our shareholders and could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Our Chairman may pursue business opportunities in our industry.

Our Chairman, Peter C. Georgiopoulos, is not an employee of our company and is not contractually committed to remain as a director of our company or to refrain from other activities in our industry.  Mr. Georgiopoulos actively reviews potential investment opportunities in the shipping industry, including the drybulk sector, from time to time.  Mr. Georgiopoulos has informed us that so long as he is a director of our company, prior to making an investment in an entity owning or operating drybulk vessels, he intends to make a disclosure to our board and our independent directors and allow us to pursue the opportunity to the extent we choose to do so and are able.  However, in the event we choose not to pursue any such opportunity or are not able to obtain such an opportunity, Mr. Georgiopoulos may proceed, either alone or with others, with such investments.  In keeping with these principles, Mr. Georgiopoulos has become a minority investor in MEP, a company he controls which owns 12 drybulk vessels.  As a result of such investments, Mr. Georgiopoulos may have independent interests in the ownership and operation of drybulk vessels that may conflict with our interests.

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

We are indemnified for legal liabilities incurred while operating our vessels through membership in P&I Associations.  P&I Associations are mutual insurance associations whose members must contribute to cover losses sustained by other association members.  The objective of a P&I Association is to provide mutual insurance based on the aggregate tonnage of a member’s vessels entered into the association.  Claims are paid through the aggregate premiums of all members of the association, although members remain subject to calls for additional funds if the aggregate premiums are insufficient to cover claims submitted to the association.  Claims submitted to the association may include those incurred by members of the association, as well as claims submitted to the association from other P&I Associations with which our P&I Association has entered into interassociation agreements.  We cannot assure you that the P&I Associations to which we belong will remain viable or that we will not become subject to additional funding calls which could adversely affect us.

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

Baltic Trading is also incorporated in the Marshall Islands. However, Baltic Trading did not qualify for an exemption under Section 883 upon consummation of its IPO because it did not satisfy the publicly traded requirement as described above.  Since Baltic Trading’s IPO was completed on March 15, 2010, the Company has indirectly owned shares of Baltic Trading’s Class B Stock which has provided the Company with over 50% of the combined voting power of all classes of Baltic Trading’s voting stock.  As such, Baltic Trading is subject to income tax on its United States source income.  During the year ended December 31, 2010, Baltic Trading had United States operations which resulted in United States source income of approximately $2.5 million.

In addition, our revenues derived from the services we provide to Baltic Trading and MEP result in U.S. source income for which we are subject to U.S. income tax.  These revenues totaled approximately $3.9 million for the year ended December 31, 2010.

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

We generate all of our revenues in U.S. dollars, but we may incur drydocking costs, special survey fees and other expenses in other currencies.  If our expenditures on such costs and fees were significant, and the U.S. dollar were weak against such currencies, our business, results of operations, cash flows, financial condition and ability to pay dividends could be adversely affected.

Legislative action relating to taxation could materially and adversely affect us.

Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by any tax authority. For example, legislative proposals have been introduced in the U.S. Congress which, if enacted, could change the circumstances under which we would be treated as a U.S. person for U.S. federal income tax purposes, which could materially and adversely affect our effective tax rate and cash tax position and require us to take action, at potentially significant expense, to seek to preserve our effective tax rate and cash tax position. We cannot predict the outcome of any specific legislative proposals.

RISK FACTORS RELATED TO OUR COMMON STOCK

Peter Georgiopoulos owns a large portion of our outstanding common stock, which may limit your ability to influence our actions.

As of December 31, 2010, Peter C. Georgiopoulos, our Chairman, owned approximately 12.50% of our common stock directly or through Fleet Acquisition LLC.  As a result of this share ownership and for so long as he owns a significant percentage of our outstanding common stock, Mr. Georgiopoulos will be able to influence the outcome of any shareholder vote, including the election of directors, the adoption or amendment of provisions in our articles of incorporation or by-laws and possible mergers, corporate control contests and other significant corporate transactions.  This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, merger, consolidation, takeover or other business combination involving us.  This concentration of ownership could also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock.

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

The market price of our common stock could decline due to sales of a large number of shares in the market, including sales of shares by our large shareholders, or the perception that these sales could occur.  These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock.  We have entered into a registration rights agreement with Fleet Acquisition LLC that entitles it to have all the shares of our common stock that it owns registered for sale in the public market under the Securities Act of 1933, as amended (the “Securities Act”) and, pursuant to the registration rights agreement, registered Fleet Acquisition LLC’s shares on a registration statement on Form S-3 in February 2007.  We also registered on Form S-8 for an aggregate of 2,000,000 shares issued or issuable under our equity compensation plan.

We may need to raise additional capital in the future, which may not be available on favorable terms or at all or which may dilute our common stock or adversely affect its market price.

We may require additional capital to expand our business and increase revenues, add liquidity in response to negative economic conditions, meet unexpected liquidity needs caused by industry volatility or uncertainty and reduce our outstanding indebtedness under our existing facilities. To the extent that our existing capital and borrowing capabilities are insufficient to meet these requirements and cover any losses, we will need to raise additional funds through debt or equity financings, including offerings of our common stock, securities convertible into our common stock, or rights to acquire our common stock or curtail our growth and reduce our assets or restructure arrangements with existing security holders. Any equity or debt financing, or additional borrowings, if available at all, may be on terms that are not favorable to us. Equity financings could result in dilution to our stockholders, as described further below, and the securities issued in future financings may have rights, preferences and privileges that are senior to those of our common stock. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital. If we cannot raise funds on acceptable terms if and when needed, we may not be able to take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements.

Conversion of the 2010 Notes may dilute the ownership interest of existing stockholders.

The conversion of some or all of the 2010 Notes may dilute the ownership interests of existing stockholders. Any sales in the public market of any of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of the 2010 Notes into shares of our common stock or a combination of cash and shares of our common stock could depress the price of our common stock.

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

Volatility in the market price and trading volume of our common stock could adversely impact the trading price of our common stock.

The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. These broad market factors may materially reduce the market price of our common stock, regardless of our operating performance. The market price of our common stock, which has experienced significant price and volume fluctuations in recent months, could continue to fluctuate significantly for many reasons, including in response to the risks described herein or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our common stock would adversely impact the value of your shares of common stock.

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

Advance Notice Requirements for Shareholder Proposals and Director Nominations.

Our by-laws provide that shareholders seeking to nominate candidates for election as directors or to bring business before an annual meeting of shareholders must provide timely notice of their proposal in writing to the corporate secretary.  Generally, to be timely, a shareholder’s notice must be received at our principal executive offices not less than 150 days nor more than 180 days before the date on which we first mailed our proxy materials for the preceding year’s annual meeting.  Our by-laws also specify requirements as to the form and content of a shareholder’s notice.  These provisions may impede a shareholder’s ability to bring matters before an annual meeting of shareholders or make nominations for directors at an annual meeting of shareholders.

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

Future minimum rental payments on the above lease for the next five years and thereafter are as follows:  $0.5 million per year for 2011 through 2015 and a total of $2.6 million for the remaining term of the lease.

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

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GNK.”  The following table sets forth for the periods indicated the high and low prices for the common stock as reported by the NYSE:

FISCAL YEAR ENDED DECEMBER 31, 2010	HIGH	LOW
1st Quarter	$26.49	$18.07
2nd Quarter	$24.52	$14.90
3rd Quarter	$17.80	$14.20
4th Quarter	$18.08	$13.88

FISCAL YEAR ENDED DECEMBER 31, 2009	HIGH	LOW
1st Quarter	$22.76	$9.01
2nd Quarter	$29.89	$11.75
3rd Quarter	$25.98	$17.12
4th Quarter	$29.20	$18.95

As of March 1, 2011, there were approximately 65 holders of record of our common stock.

Until January 26, 2009, our dividend policy was to declare quarterly distributions to shareholders, which commenced in November 2005, by each February, May, August and November substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our Board of Directors determined we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  Under the terms of the 2009 Amendment to our 2007 Credit Facility (discussed in the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in Note 9 — Long-Term Debt of our financial statements), we have suspended payment of cash dividends indefinitely beginning the quarter ended December 31, 2008.  We will be able to reinstate our cash dividends only when can represent to the lenders under our 2007 Credit Facility that we are in a position to again satisfy the collateral maintenance covenant of the 2007 Credit Facility.  There were no dividends declared during the years ended December 31, 2010 and 2009.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2010 regarding the number of shares of our common stock that may be issued under the 2005 Equity Incentive Plan, which is our sole equity compensation plan:

Number of securities
remaining available for
	Number of securities to	Weighted-average exercise	future issuance under
	be issued upon exercise	price of outstanding	equity compensation plans
	of outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)
Plan category
Equity compensation plans approved by security holders	—	$—	682,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	682,000

SHARE REPURCHASE PROGRAM

Refer to the “Share Repurchase Program” section of Item 7 for a summary of cumulative share repurchases made pursuant to the Share Repurchase Program.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	For the years ended December 31,
	2010	2009	2008	2007	2006
Income Statement Data:
(U.S. dollars in thousands except for share and per share amounts)
Revenues:
Voyage revenues	$447,438	$379,531	$405,370	$185,387	$133,232
Service revenues	1,249	—	—	—	—
Total revenues	$448,687	$379,531	$405,370	$185,387	$133,232

Operating Expenses:
Voyage expenses	4,467	5,024	5,116	5,100	4,710
Vessel operating expenses	78,976	57,311	47,130	27,622	20,903
General, administrative and management fees	29,081	18,554	19,814	14,264	10,321
Depreciation and amortization	115,663	88,150	71,395	34,378	26,978
Other operating income	(791)	—	—	—	—
Loss on forfeiture of vessel deposits	—	—	53,765	—	—
Gain on sale of vessels	—	—	(26,227)	(27,047)	—

Total operating expenses	227,396	169,039	170,993	54,317	62,912

Operating income	221,291	210,492	234,377	131,070	70,320
Other (expense) income	(72,042)	(61,868)	(147,797)	(24,261)	(6,798)

Income before income taxes	149,249	148,624	86,580	106,809	63,522
Income tax expense	(1,840)	—	—	—	—
Net income	147,409	148,624	86,580	106,809	63,522
Less: Net income attributable to noncontrolling interest	6,166	—	—	—	—
Net income attributable to Genco Shipping & Trading Limited	$141,243	$148,624	$86,580	$106,809	$63,522

Earnings per share - Basic	$4.28	$4.75	$2.86	$4.08	$2.51
Earnings per share - Diluted	$4.07	$4.73	$2.84	$4.06	$2.51
Dividends declared and paid per share	—	—	$3.85	$2.64	$2.40
Weighted average common shares outstanding - Basic	32,987,449	31,295,212	30,290,016	26,165,600	25,278,726
Weighted average common shares outstanding - Diluted	35,891,373	31,445,063	30,452,850	26,297,521	25,351,297

Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$270,877	$188,267	$124,956	$71,496	$73,554
Total assets	3,182,708	2,336,802	1,990,006	1,653,272	578,262
Total debt (current and long-term, including notes payable)	1,746,248	1,327,000	1,173,300	936,000	211,933
Total shareholders’ equity	1,348,153	928,925	696,478	622,185	353,533
Other Data:
(U.S. dollars in thousands)
Net cash provided by operating activities	$262,680	$219,729	$267,416	$120,862	$90,068
Net cash used in investing activities	(870,230)	(306,210)	(514,288)	(984,350)	(82,840)

Net cash provided by financing activities	690,160	149,792	300,332	861,430	19,414

EBITDA (1)	$330,711	$298,330	$208,807	$164,183	$97,406

(1)          EBITDA represents net income attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  The Company believes that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net income to evaluate the Company’s performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our consolidated statement of cash flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income attributable to Genco Shipping & Trading Limited for each of the periods presented above:

	For the years ended December 31
	2010	2009	2008	2007	2006
Net income attributable to Genco Shipping & Trading Limited	$141,243	$148,624	$86,580	$106,809	$63,522
Net interest expense	71,965	61,556	50,832	22,996	6,906
Income tax expense	1,840	—	—	—	—
Depreciation and amortization	115,663	88,150	71,395	34,378	26,978

EBITDA (1)	$330,711	$298,330	$208,807	$164,183	$97,406

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  As of March 9, 2011, excluding Baltic Trading, our fleet consisted of nine Capesize, eight Panamax, 16 Supramax, six Handymax and ten Handysize drybulk carriers, with an aggregate carrying capacity of approximately 3,649,000 dwt, and the average age of our fleet is currently 6.3 years, as compared to the average age for the world fleet of approximately 15 years for the drybulk shipping segments in which we compete.  Most of the vessels in our fleet are on time charters to well known charterers, including Lauritzen Bulkers, Cargill, Pacbasin, STX, Cosco, and HMMC.  As of March 9, 2011, 44 of the 49 vessels in our fleet, excluding Baltic Trading, are presently engaged under time charter and spot market-related time charter contracts that expire (assuming the option periods in the time charters are not exercised) between April 2011 and June 2013, and five of our vessels are currently operating in vessel pools.  See pages 5-6 for a table indicating the built dates of all vessels currently in our fleet.

In addition, Baltic Trading’s fleet currently consists of two Capesize, four Supramax and three Handysize drybulk carriers with an aggregate carrying capacity of approximately 672,000 dwt.

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

Baltic Trading, formerly a wholly-owned subsidiary of the Company, completed its IPO on March 15, 2010.  As of December 31, 2010, the Company’s wholly-owned subsidiary Genco Investments LLC owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 25.24% ownership interest in Baltic Trading at December 31, 2010 and 83.51% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Baltic Trading is consolidated with the Company, as we control a majority of the voting interests in Baltic Trading.  Management’s discussion and analysis of the Company’s results of operations and financial condition in this section includes the results of Baltic Trading.

We entered into a long-term management agreement with Baltic Trading pursuant to which we apply our expertise and experience in the drybulk industry to provide Baltic Trading with commercial, technical, administrative and strategic services.  The Management Agreement is for an initial term of approximately 15 years and will automatically renew for additional five-year periods unless terminated in accordance with its terms.  Baltic Trading will pay us for the services we provide it as well as reimburse us for our costs and expenses incurred in providing certain of these services.  Management fee income we earn from the Management Agreement net of any allocated shared expenses, such as salary, office expenses and other general and administrative fees, will be taxable to us.  Upon consolidation with Baltic Trading, any management fee income earned will be eliminated for financial reporting purposes.

We provide technical services for drybulk vessels purchased by MEP under an agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  MEP will have the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee or without fee upon a Company change of control.  The Company may terminate provision of the services at any time on 60 days notice.  Mr. Georgiopoulos is a minority investor, and affiliates of Oaktree Capital Management, L.P., of which Stephen A. Kaplan is a principal, are majority investors in MEP.  This arrangement was approved by an independent committee of our Board of Directors.

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun when Samsun filed for a rehabilitation application.  On February 5, 2010, the rehabilitation plan submitted by Samsun was approved by the South Korean courts.  As part of the rehabilitation process, our claim of approximately $17.2 million will be settled in the following manner: 34%, or approximately $5.9 million, will be paid in cash in annual installments on December 30th of each year from 2010 through 2019 ranging in percentages from eight to 17; the remaining 66%, or approximately $11.3 million, will be converted to Samsun shares at a specified value per share.  During the year ended December 31, 2010, we have recorded $0.6 million as other operating income which represents 10% of cash settlement due on December 30, 2010.

During January 2011, the Genco Success, a 1997-built Handymax vessel, was on charter to KLC when KLC filed for a rehabilitation application.  At December 31, 2010, we have limited exposure as a result of the bankruptcy protection filing by KLC.  The vessel was redelivered to us by KLC on January 29, 2011.  We estimate that we have a claim of approximately $1.1 million against KLC related primarily to unpaid revenue earned prior to re-delivery of the vessel.  If a rehabilitation plan is approved by the South Korean courts and it is determined that we will receive a cash settlement for our outstanding claim, any amounts due from KLC will be recorded once the collectibility of the receivable has been assessed and the amount has been deemed collectible.

Year ended December 31, 2010 compared to the year ended December 31, 2009

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the years ended December 31, 2010 and 2009 on a consolidated basis, which includes the operations of Baltic Trading.

	For the years ended December 31,		Increase
	2010	2009	(Decrease)	% Change

Fleet Data:
Ownership days (1)
Capesize	3,595.3	2,458.9	1,136.4	46.2%
Panamax	2,920.0	2,920.0	—	—
Supramax	4,002.6	1,460.0	2,542.6	174.2%
Handymax	2,190.0	2,190.0	—	—
Handysize	3,569.7	2,920.0	649.7	22.3%

Total	16,277.6	11,948.9	4,328.7	36.2%

Available days (2)
Capesize	3,554.9	2,456.1	1,098.8	44.7%
Panamax	2,920.0	2,896.8	23.2	0.8%
Supramax	3,968.2	1,430.1	2,538.1	177.5%
Handymax	2,174.1	2,156.6	17.5	0.8%
Handysize	3,538.0	2,891.0	647.0	22.4%

Total	16,155.2	11,830.6	4,324.6	36.6%

Operating days (3)
Capesize	3,551.4	2,450.4	1,101.0	44.9%
Panamax	2,881.3	2,838.9	42.4	1.5%
Supramax	3,931.3	1,404.3	2,527.0	179.9%
Handymax	2,122.1	2,144.4	(22.3)	(1.0)%
Handysize	3,527.6	2,874.9	652.7	22.7%

Total	16,013.7	11,712.9	4,300.8	36.7%

Fleet utilization (4)
Capesize	99.9%	99.8%	0.1%	0.1%
Panamax	98.7%	98.0%	0.7%	0.7%
Supramax	99.1%	98.2%	0.9%	0.9%
Handymax	97.6%	99.4%	(1.8)%	(1.8)%
Handysize	99.7%	99.4%	0.3%	0.3%
Fleet average	99.1%	99.0%	0.1%	0.1%

	For the years ended December 31,		Increase
(U.S. dollars)	2010	2009	(Decrease)	% Change

Average Daily Results:
Time Charter Equivalent (5)
Capesize	$41,658	$56,359	$(14,701)	(26.1)%
Panamax	30,934	29,213	1,721	5.9%
Supramax	20,609	25,845	(5,236)	(20.3)%
Handymax	27,618	27,922	(304)	(1.1)%
Handysize	17,727	18,776	(1,049)	(5.6)%

Fleet average	27,419	31,656	(4,237)	(13.4)%

Daily vessel operating expenses (6)
Capesize	$5,516	$5,359	157	2.9%
Panamax	5,067	5,126	(59)	(1.2)%
Supramax	4,513	4,876	(363)	(7.4)%
Handymax	4,997	4,569	428	9.4%
Handysize	4,297	4,123	174	4.2%

Fleet average	4,852	4,796	56	1.2%

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

	For the years ended December 31,
	2010	2009

Voyage revenues (in thousands)	$447,438	$379,531
Voyage expenses (in thousands)	4,467	5,024
	442,971	374,507
Total available days	16,155.2	11,830.6
Total TCE rate	$27,419	$31,656

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

Operating Data

The following compares our operating income and net income for the years ended December 31, 2010 and 2009.

	For the years ended December 31,		Increase
	2010	2009	(Decrease)	% Change
Income Statement Data:
(U.S. dollars in thousands except for per share amounts)
Revenues:
Voyage revenue	$447,438	$379,531	$67,907	17.9%
Service revenue	1,249	—	1,249	100.0%
Revenues	448,687	379,531	69,156	18.2%

Operating Expenses:
Voyage expenses	4,467	5,024	(557)	(11.1)%
Vessel operating expenses	78,976	57,311	21,665	37.8%
General, administrative and management fees	29,081	18,554	10,527	56.7%
Depreciation and amortization	115,663	88,150	27,513	31.2%
Other operating income	(791)	—	(791)	100.0%

Total operating expenses	227,396	169,039	58,357	34.5%

Operating income	221,291	210,492	10,799	5.1%
Other (expense) income	(72,042)	(61,868)	(10,174)	16.4%
Income before income taxes	149,249	148,624	625	0.4%
Income tax expense	(1,840)	—	(1,840)	100.0%

Net income	$147,409	$148,624	(1,215)	(0.8)%
Less: Net income attributable to noncontrolling interest	6,166	—	6,166	100.0%
Net income attributable to Genco shipping & Trading Limited	$141,243	$148,624	(7,381)	(5.0)%

Earnings per share - Basic	$4.28	$4.75	$(0.47)	(9.9)%
Earnings per share - Diluted	$4.07	$4.73	$(0.66)	(14.0)%

Dividends declared and paid per share	$—	$—	$—	—
Weighted average common shares outstanding — Basic	32,987,449	31,295,212	1,692,237	5.4%
Weighted average common shares outstanding - Diluted	35,891,373	31,445,063	4,446,310	14.1%
Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$270,877	$188,267	82,610	43.9%
Total assets	3,182,708	2,336,802	845,906	36.2%
Total debt (current and long-term, including notes payable)	1,746,248	1,327,000	316,939	23.9%
Total shareholders’ equity	1,348,153	928,925	419,228	45.1%

Other Data:
(U.S. dollars in thousands)
Net cash provided by operating activities	$262,680	$219,729	$42,951	19.5%
Net cash used in investing activities	(870,230)	(306,210)	(564,020)	184.2%
Net cash provided by financing activities	690,160	149,792	540,368	360.7%

EBITDA (1)	$330,711	$298,330	$32,381	10.9%

(1)          EBITDA represents net income attributable to Genco Shipping & Trading plus net interest expense, taxes and depreciation and amortization.  Refer to page 44 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net income attributable to Genco Shipping & Trading for each of the periods presented above.

Results of Operations

VOYAGE REVENUES-

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

For 2010, voyage revenues increased $67.9 million, or 17.9%, as compared to 2009.  The increase in revenues was primarily a result of the increase in the size of our fleet and revenues earned by Baltic Trading’s vessels of $32.6 million offset by lower charter rates achieved for some of our vessels.

The average TCE rate of our fleet decreased $4,237 a day, or 13.4%, during 2010 as compared to 2009.  The decrease in TCE rates was primarily due to lower rates achieved in 2010 versus the prior year as well as the operation of 21 smaller class vessels that we acquired throughout 2010, including vessels acquired by Baltic Trading.

During 2010, the Baltic Dry Index (a drybulk index) went from a high on May 26, 2010 of 4,209 and fell to a low of 1,700 on July 15, 2010.  At December 31, 2010, the index was 1,773.  The index subsequently decreased to a low of 1,043 on February 4, 2011 and as of March 8, 2011 was trading at 1,424.  Seasonal factors contributing to the most recent downturn in rates include severe floods and other weather related issues in Australia, making it hard for coal and iron ore miners to export cargo to Asia; order timing issues for iron ore cargoes related to the celebration of the Chinese New Year; and increased deliveries of newbuilding Capesize vessels during a time of seasonally reduced demand.

For 2010 and 2009, we had ownership days of 16,277.6 days and 11,948.9 days, respectively.  The increase in ownership days is a result of the delivery of 15 vessels during the year ended December 31, 2010 as well as the ownership days for Baltic Trading’s fleet of nine vessels.  Our fleet utilization remained consistent during both periods at 99.1% during 2010 as compared to 99.0% during 2009.

Please see pages 8-12 for table that sets forth information about the current employment of the vessels currently in our fleet as of March 9, 2011.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day.  During the years ended December 31, 2010 and 2009, total service revenue was $1,249 and $0, respectively.

VOYAGE EXPENSES-

Voyage expenses include port and canal charges, fuel (bunker) expenses and brokerage commissions payable to unaffiliated third parties.  Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the vessel owner.

For the years ended 2010 and 2009, we did not incur port and canal charges or any significant expenses related to the consumption of bunkers as part of our vessels’ overall expenses, because all of our vessels were employed under time charters or pool arrangements that required the charterer to bear all of those expenses.

For 2010 and 2009, voyage expenses were $4.5 million and $5.0 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $21.7 million, primarily due to the operation of a larger fleet.  This was primarily a result of the operation of 15 vessels which were delivered during 2010.  Additionally, the increase was due to the operation of nine Baltic Trading vessels which were delivered during 2010 which accounted for $8.2 million of vessel operating expenses during 2010.  Additionally, the increase was related to higher crew expenses as well as higher repair costs.

Average daily vessel operating expenses for our fleet increased by $56 per day during 2010 as compared to 2009.  The increase in 2010 was due to slightly higher crew costs on certain of our vessels.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.  Daily budgeted vessel operating expenses for 2011 decreased primarily due to lower anticipated repairs and maintenance charges as a result of a newer overall fleet during 2011.

Based on our management’s estimates and budgets provided by our technical manager, we expect our vessels, including those of Baltic Trading, to have average daily vessel operating expenses during 2011 of:

Vessel Type	Average Daily Budgeted Amount
Capesize	$6,000
Panamax	5,500
Supramax	5,000
Handymax	5,400
Handysize	4,600

Based on these average daily budgeted amounts by vessel type, we expect our fleet to have average daily vessel operating expenses of $5,200 during 2011

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

We incur general and administrative expenses, which relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, rent, legal, auditing and other professional expenses.  Additionally, we incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.

General, administrative and management fees increased by $10.5 million, or 56.7%, during 2010 as compared to 2009.  This increase was primarily a result of the operation of Baltic Trading, which resulted in $5.0 million of additional expenses, as well as the addition of personnel as the fleet expanded.  Additionally, management fees increased overall due to a combination of an overall larger fleet as well as an increase in management fees on a per vessel basis.  During 2011, the management fees per vessel are expected to be the same as during 2010, or approximately $0.13 million per vessel.

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

Depreciation and amortization charges increased by $27.5 million during 2010 as compared to 2009 due to the operation of a larger fleet, including the 15 vessels delivered during the year ended December 31, 2010 as well as the nine Baltic Trading vessels delivered during the year ended December 31, 2010, which accounted for $7.3 million of the increase.

OTHER OPERATING INCOME-

For the years ended December 31, 2010 and 2009, other operating income was $0.8 million and $0, respectively.  The $0.8 million of other operating income consists primarily of $0.6 million of income related to the 10% cash settlement due on December 30, 2010 from Samsun pursuant the rehabilitation process agreed to by the South Korean courts.  Refer above to page 46 for further information regarding these bankruptcy proceedings.  Additionally, other operating income consists of $0.2 million which represents the payment received from the seller of the Baltic Cougar as a result of the late delivery of the vessel to Baltic Trading.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

Net interest expense increased by $10.4 million during 2010 as compared with 2009.  Net interest expense during the year ended December 31, 2010 consisted of interest expense under our 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility as well as interest expense related to the 2010 Notes.  Additionally, interest income, unused commitment fees associated with the credit facilities noted above as well as the amortization of deferred financing costs related to the credit facilities noted above are included in net interest expense during 2010.  The increase in net interest expense for the year ended December 31, 2010 versus the year ended December 31, 2009 was primarily a result of borrowing under the additional credit facilities entered into by the Company during 2010 due to the acquisition of additional vessels during 2010, as well as net interest expense incurred by Baltic Trading, which amounted to $1.9 million during 2010.  Net interest expense during the year ended December 31, 2009 consisted primarily of interest expense under our 2007 Credit Facility as well as unused commitment fees and deferred financing costs related to the 2007 Credit Facility.

INCOME TAX EXPENSE-

For the year ended December 31, 2010, income tax expense was $1.8 million as compared to $0 during the year ended December 31, 2009.  This income tax expense primarily includes federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our consolidated financial statements for further information.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the year ended December 31, 2010, net income attributable to noncontrolling interest was $6.2 million as compared to $0 during the year ended December 31, 2009.  This amount represents the net income attributable to the noncontrolling interest of Baltic Trading, which completed its IPO on March 15, 2010.

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

	For the years ended December 31,		Increase
	2009	2008	(Decrease)	% Change

Fleet Data:
Ownership days (1)
Capesize	2,458.9	1,781.6	677.3	38.0%
Panamax	2,920.0	2,541.3	378.7	14.9%
Supramax	1,460.0	1,265.5	194.5	15.4%
Handymax	2,190.0	2,196.0	(6.0)	(0.3)%
Handysize	2,920.0	2,926.4	(6.4)	(0.2)%

Total	11,948.9	10,710.8	1,238.1	11.6%

Available days (2)
Capesize	2,456.1	1,780.8	675.3	37.9%
Panamax	2,896.8	2,478.5	418.3	16.9%
Supramax	1,430.1	1,263.6	166.5	13.2%
Handymax	2,156.6	2,196.0	(39.4)	(1.8)%
Handysize	2,891.0	2,863.0	28.0	1.0%

Total	11,830.6	10,581.9	1,248.7	11.8%

Operating days (3)
Capesize	2,450.4	1,780.5	669.9	37.6%
Panamax	2,838.9	2,425.8	413.1	17.0%
Supramax	1,404.3	1,215.7	188.6	15.5%
Handymax	2,144.4	2,180.8	(36.4)	(1.7)%
Handysize	2,874.9	2,857.9	17.0	0.6%

Total	11,712.9	10,460.7	1,252.2	12.0%

Fleet utilization (4)	99.8%	100.0%	(0.2)%	(0.2)%
Capesize	98.0%	97.9%	0.1%	0.1%
Panamax	98.2%	96.2%	2.0%	2.0%
Supramax	99.4%	99.3%	0.1%	0.1%
Handymax	99.4%	99.8%	(0.4)%	(0.4)%
Handysize	99.0%	98.9%	0.1%	0.1%
Fleet average

	For the years ended December 31,		Increase
(U.S. dollars)	2009	2008	(Decrease)	% Change

Average Daily Results:
Time Charter Equivalent (5)
Capesize	$56,359	$69,922	$(13,563)	(19.4)%
Panamax	29,213	34,194	(4,981)	(14.6)%
Supramax	25,845	46,881	(21,036)	(44.9)%
Handymax	27,922	33,875	(5,953)	(17.6)%
Handysize	18,776	20,035	(1,259)	(6.3)%

Fleet average	31,656	37,824	(6,168)	(16.3)%

Daily vessel operating expenses (6)
Capesize	$5,359	$4,822	$537	11.1%
Panamax	5,126	4,641	485	10.5%
Supramax	4,876	4,629	247	5.3%
Handymax	4,569	4,380	189	4.3%
Handysize	4,123	3,851	272	7.1%

Fleet average	4,796	4,400	396	9.0%

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

	For the years ended December 31,
	2009	2008

Voyage revenues (in thousands)	$379,531	$405,370
Voyage expenses (in thousands)	5,024	5,116
	374,507	400,254
Total available days	11,830.6	10,581.9
Total TCE rate	$31,656	$37,824

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

Operating Data

The following discusses our operating income and net income for the years ended December 31, 2009 and 2008.

	For the years ended December 31,		Increase
	2009	2008	(Decrease)	% Change
Income Statement Data:
(U.S. dollars in thousands except for per share amounts)
Revenues:
Voyage revenue	$379,531	$405,370	$(25,839)	(6.4)%
Service revenue	—	—	—	—
Revenues	379,531	405,370	(25,839)	(6.4)%

Operating Expenses:
Voyage expenses	5,024	5,116	(92)	(1.8)%
Vessel operating expenses	57,311	47,130	10,181	21.6%
General, administrative and management fees	18,554	19,814	(1,260)	(6.4)%
Depreciation and amortization	88,150	71,395	16,755	23.5%
Loss on forfeiture of vessel deposits	—	53,765	(53,765)	100.0%
Gain on sale of vessels	—	(26,227)	26,227	(100.0)%

Total operating expenses	169,039	170,993	(1,954)	(1.1)%

Operating income	210,492	234,377	(23,885)	(10.2)%
Other (expense) income	(61,868)	(147,797)	85,929	(58.1)%

Income before income taxes	148,624	86,580	62,044	71.7%
Income tax	—	—	—	—
Net income	148,624	86,580	62,044	71.7%
Less: Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to Genco Shipping & Trading Limited	$148,624	$86,580	$62,044	71.7%

Earnings per share - Basic	$4.75	$2.86	$1.89	66.1%
Earnings per share - Diluted	$4.73	$2.84	$1.89	66.5%
Dividends declared and paid per share	$—	$3.85	$(3.85)	(100.0)%
Weighted average common shares outstanding - Basic	31,295,212	30,290,016	1.005.196	3.3%
Weighted average common shares outstanding - Diluted	31,445,063	30,452,850	992.213	3.3%
Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$188,267	$124,956	$63,311	50.7%

Total assets	2,336,802	1,990,006	346,796	17.4%
Total debt (current and long-term)	1,327,000	1,173,300	153,700	13.1%
Total shareholders’ equity	928,925	696,478	232,447	33.4%

Other Data:
(U.S. dollars in thousands)
Net cash flow provided by operating activities	$219,729	$267,416	$(47,687)	(17.8)%
Net cash flow used in investing activities	(306,210)	(514,288)	208,078	(40.5)%
Net cash provided by financing activities	149,792	300,332	(150,540)	(50.1)%

EBITDA (1)	$298,330	$208,807	$89,523	42.9%

(1)          EBITDA represents net income attributable to Genco Shipping & Trading plus net interest expense, taxes and depreciation and amortization.  Refer to page 44 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net income attributable to Genco Shipping & Trading for each of the periods presented above.

Results of Operations

REVENUES-

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

For 2009 and 2008, we had ownership days of 11,948.9 days and 10,710.8 days, respectively.  Our fleet utilization for 2009 and 2008 was consistent for both periods at approximately 99.0%.

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

For 2009 and 2008, the average daily vessel operating expenses for our fleet were $4,796 and $4,400 per day, respectively.  The increase in 2009 was due mostly to increased costs for insurance and spare parts, as well as the operation of larger fleet consisting of additional Capesize vessels for 2009 as compared to 2008.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

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

LOSS ON FORFEITURE OF VESSEL DEPOSITS-

For years ended December 31, 2009 and 2008, the loss on forfeiture of vessel deposits was $0 million and $53.8 million, respectively.  The loss recorded during 2008 was attributable to our cancellation of the acquisition of six vessels during the fourth quarter of 2008.  The Company decided to cancel this acquisition in order to strengthen its liquidity and in light of market conditions at that time.

GAIN ON SALE OF VESSELS-

For years ended December 31, 2009 and 2008, the gain on the sale of vessels was $0 and $26.2 million, respectively.  The gain in 2008 was attributable to the sale of the Genco Trader.

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

Currently, our wholly-owned subsidiary Genco Investments LLC owns 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 25.24% ownership interest in Baltic Trading and 83.51% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  On April 16, 2010, Baltic Trading entered into a $100 million senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (the “2010 Baltic Trading Credit Facility”).  The 2010 Baltic Trading Facility was subsequently amended effective November 30, 2010 which increased the borrowing capacity from $100 million to $150 million.  The amended 2010 Baltic Trading Credit Facility matures on November 30, 2016.  See Note 9 — Long-Term Debt - 2010 Baltic Trading Credit Facility in our consolidated financial statements for a full description of this facility as well as description of the amendment entered into effective November 30, 2010.  To remain in compliance with a net worth covenant in the 2010 Baltic Trading Credit Facility, Baltic Trading would need to maintain a net worth of $232.8 million after the payment of any dividends.  We do not believe these restrictions have a significant impact on our liquidity.

We have entered into two secured term loan facilities during August 2010 in order to fund future vessel acquisitions.  On August 12, 2010, we entered into a $100 million secured term loan facility to fund or refund to us a portion of the purchase price of the acquisition of five vessels from Metrostar.  Additionally, on August 20, 2010, we entered into a $253 million senior secured term loan facility to fund a portion of the purchase price of the acquisition of 13 vessels from Bourbon.  Refer to Note 9 — Long-Term Debt of our consolidated financial statements for further information regarding these loan facilities.

On July 21, 2010, in two concurrent public offerings, we sold $125 million aggregate principal amount of the 2010 Notes and 3,593,750 shares of common stock at a purchase price of $15.28 per share, which reflected a price to the public of $16.00 per share less underwriting discounts and commissions of $0.72 per share. Such amounts reflected the exercise in full of the underwriters’ overallotment options.

We anticipate that internally generated cash flow in addition to our loan facilities and offering proceeds will be sufficient to fund the operations of our fleet, including our working capital and capital expenditures requirements, for the next twelve months.  Pursuant to the current terms of the 2007 Credit Facility, the existing collateral maintenance financial covenant is waived, which required us to maintain pledged vessels with a value equal to at least 130% of our current borrowings, and accelerated the reductions of the total facility which began on March 31, 2009.  Please refer to Note 9 — Long-Term Debt of our consolidated financial statements for further details.  The collateral maintenance covenant is waived until we can represent that we would be in compliance.  Each of the Genco credit facilities also includes a maximum leverage ratio limiting the ratio of our net debt to EBITDA to a maximum of 5.5.  We were in compliance with this covenant at December 31, 2010 and would have remained in compliance at that date with a 10% reduction in our EBITDA.  However, prolonged weakness in rates or a significant further drop in rates could result in a failure to meet this ratio in future. In this event, we would consider actions such as raising additional equity capital, selling assets or seeking modifications or waivers of our bank arrangements in order to remain in compliance, although we cannot be certain we would be able to accomplish these actions.

Dividend Policy

Historically, our dividend policy, which commenced in November 2005, has been to declare quarterly distributions to shareholders by each February, May, August and November, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our Board of Directors determines we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  In the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.  Under the current terms of the 2007 Credit Facility, we are required to suspend the payment of cash dividends until we can represent that we are in a position to satisfy the collateral maintenance covenant.  Refer to the “2007 Credit Facility” section below for further information regarding the 2009 Amendment.  As such, a dividend has not been declared during 2009 and 2010.

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

Share Repurchase Program

On February 13, 2008, our Board of Directors approved our share repurchase program for up to a total of $50.0 million of our common stock.   Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program were determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act.  The program does not require us to purchase any specific number or amount of shares and may be suspended or reinstated at any time in our discretion and without notice.  Repurchases under the program are subject to restrictions under the 2007 Credit Facility.  The 2007 Credit Facility was amended as of February 13, 2008 to permit the share repurchase program and provide that the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.  Subsequently, on January 26, 2009, we entered into the 2009 Amendment, which amended the 2007 Credit Facility to require us to suspend all share repurchases until we can represent that we are in a position to again satisfy the collateral maintenance covenant.  Refer to the “2007 Credit Facility” section below for further information regarding the 2009 Amendment.  Pursuant to the 2009 Amendment, there were no share repurchases made during the twelve months ended December 31, 2010 and 2009.

Since the inception of the share repurchase program through December 31, 2010, we have repurchased and retired 278,300 shares of our common stock for $11.5 million (average per share purchase price of $41.32) using funding from cash generated from operations pursuant to its share repurchase program.  An additional 3,130 shares of common stock were repurchased from employees for $0.04 million during 2008 pursuant to our Equity Incentive Plan rather than the share repurchase program.  No share repurchases were made during the years ended December 31, 2010 and 2009, and the maximum dollar amount that may yet be purchased under our share repurchase program is $38,499,962.

Cash Flow

Net cash provided by operating activities for the twelve months ended December 31, 2010 and 2009 was $262.7 million and $219.7 million, respectively. The increase in cash provided by operating activities was primarily due to a similar amount of net income for each period before considering significantly higher depreciation and amortization due to the operation of a larger fleet, as well as the impact of the amortization of time charters acquired.

Net cash used in investing activities for the twelve months ended December 31, 2010 and 2009 was $870.2 million and $306.2 million, respectively. The increase was primarily due to cash used for the purchase of Baltic Trading’s nine vessels, the delivery of 14 vessels from Bourbon and Metrostar during the third quarter of 2010 and the deposits made for the acquisition of vessels during the second quarter of 2010. For the twelve months ended December 31, 2010, cash used in investing activities primarily related to the purchase of vessels in the amount of $971.2 million and the deposit on vessels yet to be delivered in the amount of $13.7 million. This was offset by proceeds of $106.6 million related to the back-to-back sale of three vessels to MEP. For the twelve months ended December 31, 2009, cash used in investing activities primarily related to the purchase of vessels in the amount of $287.6 million, and changes in deposits of restricted cash in the amount of $17.5 million.

Net cash provided by financing activities was $690.2 million during the twelve months ended December 31, 2010 as compared to $149.8 million during the twelve months ended December 31, 2009. The $540.4 million increase in net cash provided by financing activities was primarily due to the proceeds from the issuance of common stock in the amount of $214.5 million from the initial public offering for Baltic Trading that was completed on March 15, 2010, $231.5 million of proceeds from the $253 Million Term Loan Facility related to the Bourbon vessels acquired, $40.0 million of proceeds from the $100 Million Term Loan Facility related to the Metrostar vessels acquired, $125.0 million of proceeds from the issuance of the 2010 Notes and $55.2 million of proceeds from the issuance of common stock, and $101.3 million of proceeds from the 2010 Baltic Trading Credit Facility. Cash provided by financing activities was also offset by the $50.0 million repayment of debt under the 2007 Credit Facility, $4.7 million repayment of debt under the $253 Million Term Loan Facility, $11.2 million for payments of deferred financing costs and the $5.4 million dividend payment of our subsidiary, Baltic Trading, to its outside shareholders. For the same period last year, cash provided by financing activities consisted of $166.2 million of proceeds from the 2007 Credit Facility slightly offset by repayments on the 2007 Credit Facility of $12.5 million and $3.9 million of deferred financing costs.

Credit Facilities

Refer to Note 9 — Long-Term Debt of our consolidated financial statements for a summary of our outstanding credit facilities and a description of the underlying financial and non-financial covenants.

As of December 31, 2010, we believe we are in compliance with all of the financial covenants under our 2007 Credit Facility, as amended; $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010

Baltic Trading Credit Facility.

Convertible Notes Payable

Refer to Note 10 — Convertible Senior Notes of our consolidated financial statements for a summary of the convertible notes payable.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At December 31, 2010, we have ten interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $756.2 million and the swaps have specified rates and durations.

Refer to the table in Note 9 — Long-Term Debt of our consolidated financial statements, which summarizes the interest rate swaps in place as of December 31, 2010 and 2009.

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

We had entered into a number of short-term forward currency contracts to protect ourselves from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described in Note 6 — Investments of our consolidated financial statements.  As forward contracts expired, we continued to enter into new forward currency contracts for the cost basis of the investment, excluding commissions.  However, hedge accounting is limited to the lower of the cost basis or the market value at time of designation.  We elected to discontinue the forward currency contracts as of October 10, 2008 due to the declining underlying market value of Jinhui.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of December 31, 2010.

Interest Rates

The effective interest rate associated with the interest expense for the Company’s various debt facilities (2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility), including the rate differential between the pay fixed receive variable rate on the interest rate swap agreements that were in effect, combined, and the cost associated with unused commitment fees was 4.64% during 2010.  The effective interest rate associated with the interest expense for the 2007 Credit Facility, as amended, including the rate differential between the pay fixed receive variable rate on the swaps that were in effect, combined, including the cost associated with unused commitment fees with these facilities for 2009 was 5.12%.  The interest rate on the debt, excluding impact of swaps and the unused commitment fees, ranged from 2.25% to 3.60% and from 1.23% to 5.56% for 2010 and 2009, respectively.  The effective interest rate associated with the liability component of the 2010 Notes was 9.9%.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of December 31, 2010.  The table incorporates our agreement with Bourbon to acquire one remaining Supramax vessel for $32.5 million as well as our agreement with Metrostar to acquire three remaining Handysize vessels for an aggregate remaining purchase price of $89.8 million.  The remaining purchase price of the remaining Supramax vessel also includes the 1% fee payable to the financial advisor that helped facilitate its acquisition and is reflected in the table based on the vessel’s estimated delivery date.  Additionally, the table incorporates the employment agreement entered into in September 2007 with our Chief Financial Officer, John Wobensmith.  The interest and borrowing fees reflect the 2007 Credit Facility, the 2010 Baltic Trading Credit Facility, as amended, the $100 Million Term Facility, the $253 Million Term Facility and the 2010 Notes utilizing the coupon rate of 5% which were issued on July 27, 2010 and the interest rate swap agreements as discussed above under “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements.”

	Total	Within one Year	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Credit Agreements	$1,643,939	$71,841	$345,352	$563,481	$663,265
2010 Notes	125,000	—	—	125,000	—
Remainder of purchase price of vessels (1)	122,262	122,262	—	—	—
Interest and borrowing fees	276,054	77,892	110,999	69,095	18,068
Executive employment agreement	337	337	—	—	—
Office lease	5,169	518	1,036	1,047	2,568
Totals	$2,172,761	$272,850	$457,387	$758,623	$683,901

(1)   The timing of this obligation is based on the estimated delivery dates for the anticipated delivery of vessels as provided by the seller of the respective vessels.

Interest expense has been estimated using the fixed hedge rate for the effective period and notional amount of the debt which is effectively hedged and 0.3125% for the portion of the debt that has no designated swap against it, plus the applicable bank margin of 2.00% for the 2007 Credit Facility and 3.00% for the $100 Million Term Loan Facility, $253 Million Term Loan Facility and the amended 2010 Baltic Trading Credit Facility.  We are obligated to pay certain commitment fees in connection with all of our credit facilities, which have been reflected within interest and borrowing fees.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Excluding Baltic Trading’s vessels, our fleet currently consists of nine Capesize drybulk carriers, eight Panamax drybulk carriers, 16 Supramax drybulk carriers, six Handymax drybulk carriers and ten Handysize drybulk carriers.  Baltic Trading’s fleet currently consists of two Capesize drybulk carriers, four Supramax drybulk carriers and three Handysize drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings.  We estimate our drydocking costs and scheduled off-hire days for our fleet through 2012 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2011	$7.8	240
2012	$10.4	340

The costs reflected are estimates based on drydocking our vessels in China.  We estimate that each drydock will result in 20 days of off-hire.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.

During 2010, we incurred a total of $3.7 million of drydocking costs.

During 2009, we incurred a total of $4.6 million of drydocking costs.

We estimate that 12 of our vessels will be drydocked during 2011 and an additional 17 vessels in 2012.

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

Time Charters Acquired

When a vessel is acquired with an existing time charter, we allocate the purchase price of the vessel and the time charter based on, among other things, vessel market valuations and the present value (using an interest rate which reflects the risks associated with the acquired charters) of the difference between (i) the contractual amounts to be paid pursuant to the charter terms and (ii) management’s estimate of the fair market charter rate, measured over a period equal to the remaining term of the charter.  The capitalized above-market (assets) and below-market (liabilities) charters are amortized as a reduction or increase, respectively, to voyage revenues over the remaining term of the charter.

During the year ended December 31, 2010, we acquired two Supramax vessels from Bourbon and two Handysize vessels from Metrostar had existing below market time charters at the time that we agreed to acquire these vessels.  We recorded a liability for time charters acquired related to these five vessels in the amount of $2.1 million based on the present value of the difference between the contractual amounts to be paid and our estimate of the fair market charter rate.  In order to calculate the present value, we utilized a discount rate of 12%.  If we utilized a discount rate of 9% as compared to 12%, it would result in an increase in the liability balance of approximately $35,000.  If we utilized a discount rate of 15% as compared to 12%, it would result in a decrease in the liability balance of approximately $33,000.

Performance Claims

Revenue is based on contracted charterparties, including spot-market related time charters which rates fluctuate based on changes in the spot market.  However, there is always the possibility of dispute over terms and payment of hires and freights.  In particular, disagreements may arise as to the responsibility of lost time and revenue due to us as a result.  Additionally, there are certain performance parameters included in contracted charterparties which if not met, can result in customer claims.  Accordingly, we periodically assess the recoverability of amounts outstanding and estimate a provision if there is a possibility of non-recoverability.  At each balance sheet date, we provide a provision based on a review of all outstanding charter receivables and we also will accrue for any estimated customer claims primarily a result of time charter performance issues that have not yet been deducted by the charterer.  We provide for reserves which offset the due from charterers balance if a disputed amount or performance claim has been deducted by the charterer.  If a disputed amount or potential performance claim has not been deducted by the charterer, we record the estimated customer claims as deferred revenue.  Providing for these reserves will be offset by a decrease in revenue.  Although we believe its provisions to be reasonable at the time they are made, it is possible that an amount under dispute is not ultimately recovered and the estimated provision for doubtful accounts is inadequate.

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value.  We estimate the residual values of our vessels to be $175 per lightweight ton.  An increase in the useful life of a drybulk vessel or in its residual value would have the effect of decreasing the annual depreciation charge and extending it into later periods.  A decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

The carrying value each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed below under “Impairment of long-lived assets.” Excluding the three Bourbon vessels we resold immediately upon delivery to MEP at our cost, we have sold three of our vessels since our inception and realized a profit in each instance.

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $100 Million Term Loan Facility and our $253 Million Term Loan Facility, as well as the 2010 Baltic Trading Credit Facility, at December 31, 2010, and the collateral maintenance covenant under our 2007 Credit Facility was waived at December 31, 2010, as discussed above.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at December 31, 2010.  We have indicated by an asterisk those vessels for which the vessel valuations for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date were lower than their carrying values at December 31, 2010.  For the Genco Ocean and the Genco Bay, the compliance testing date was February 17, 2011, in accordance with the terms of the $100 Million Term Loan Facility; for all other vessels, the compliance testing date was December 31, 2010, in accordance with the terms of the applicable credit facility.  The amount by which the carrying value at December 31, 2010 of vessels marked with an asterisk exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.2 million to $62.9 million per vessel.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels, which can be significant.

Vessels	Year Built	Year Acquired	Carrying Value (U.S. Dollars in thousands)
Genco Reliance	1999	2004	$17,673
Genco Vigour	1999	2004	24,075
Genco Explorer	1999	2004	17,578
Genco Carrier	1998	2004	18,089
Genco Sugar	1998	2004	16,586
Genco Pioneer	1999	2005	17,471
Genco Progress	1999	2005	17,602
Genco Wisdom	1997	2005	17,178
Genco Success	1997	2005	17,119
Genco Beauty	1999	2005	24,236
Genco Knight	1999	2005	24,015
Genco Leader	1999	2005	24,001
Genco Marine	1996	2005	16,619
Genco Prosperity	1997	2005	17,383

Genco Muse	2001	2005	23,562
Genco Acheron	1999	2006	23,837
Genco Surprise	1998	2006	22,733
Genco Augustus*	2007	2007	113,421
Genco Tiberius*	2007	2007	113,603
Genco London*	2007	2007	114,679
Genco Titus*	2007	2007	115,140
Genco Challenger*	2003	2007	36,221
Genco Charger*	2005	2007	39,376
Genco Warrior*	2005	2007	57,731
Genco Predator*	2005	2007	59,270
Genco Hunter*	2007	2007	62,711
Genco Champion*	2006	2008	40,998
Genco Constantine*	2008	2008	120,765
Genco Raptor*	2007	2008	82,803
Genco Cavalier*	2007	2008	67,641
Genco Thunder*	2007	2008	82,853
Genco Hadrian*	2008	2008	118,137
Genco Commodus*	2009	2009	120,542
Genco Maximus*	2009	2009	120,450
Genco Claudius*	2010(1)	2009	122,188
Genco Bay*	2010	2010	33,958
Genco Ocean*	2010	2010	33,981
Genco Aquitaine*	2009	2010	35,852
Genco Ardennes*	2009	2010	35,999
Genco Auvergne*	2009	2010	35,927
Genco Bourgogne*	2010	2010	35,877
Genco Brittany*	2010	2010	35,940
Genco Languedoc*	2010	2010	35,986
Genco Loire*	2009	2010	32,790
Genco Lorraine*	2009	2010	32,471
Genco Normandy*	2007	2010	30,133
Genco Picardy*	2005	2010	30,058
Genco Provence*	2004	2010	29,725
Genco Pyrenees*	2010	2010	35,811
Baltic Leopard*	2009	2009	34,393
Baltic Panther*	2009	2010	34,474
Baltic Cougar*	2009	2010	34,626
Baltic Jaguar*	2009	2010	34,489
Baltic Bear*	2010	2010	71,851
Baltic Wolf*	2010	2010	71,278
Baltic Wind*	2009	2010	32,991
Baltic Cove*	2010	2010	33,257
Baltic Breeze*	2010	2010	33,657
TOTAL			$2,783,810

*      Please see paragraph preceding the table.

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

Impairment of long-lived assets

We follow the Accounting Standards Codification (“ASC”) subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”) which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  If indicators of impairment are present, we perform an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets.

The current economic and market conditions, including the significant disruptions in the global credit markets, are having broad effects on participants in a wide variety of industries. Since mid-August 2008, the charter rates in the dry bulk charter market have declined significantly, and drybulk vessel values have also declined both as a result of a slowdown in the availability of global credit and the significant deterioration in charter rates.

When indicators of impairment are present and our estimate of undiscounted future cash flows for any vessel is lower than the vessel’s carrying value, the carrying value is written down, by recording a charge to operations, to the vessel’s fair market value if the fair market value is lower than the vessel’s carrying value.  The Company noted that TCE revenues across its fleet were lower on average in 2010 compared with 2009.  This was more of a function of vessels coming off charters that had been fixed in periods of higher TCE rates as opposed to lower market rates.  The Company’s management views the lower TCE rates in 2010 as part of a longer term economic cycle.

The Company concluded at December 31, 2010 that the future income streams expected to be earned by such vessels over their remaining operating lives on an undiscounted basis would be sufficient to recover their carrying values and that, accordingly, our vessels were not impaired under U.S. GAAP.  Our estimated future undiscounted cash flows exceeded each of our vessels’ carrying values by a considerable margin (44% - 304% of carrying value).  Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 19.6 years in which to recover sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2010.  Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

In developing estimates of future undiscounted cash flows, we make assumptions and estimates about the vessels’ future performance, with the significant assumptions being related to charter rates, fleet utilization, vessels’ operating expenses, vessels’ capital expenditures and drydocking requirements, vessels’ residual value and the estimated remaining useful life of each vessel. The assumptions used to develop estimates of future undiscounted cash flows are based on historical trends.

The projected net operating cash flows are determined by considering the future charter revenues from existing time charters for the fixed fleet days and an estimated daily time charter equivalent for the unfixed days  over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and capital expenditures adjusted annually for inflation, assuming fleet utilization of 98%. The salvage value used in the impairment test is estimated to be $175 per light weight ton, consistent with our vessels’ depreciation policy discussed above.

Although we believe that the assumptions used to evaluate potential impairment are reasonable and appropriate, such assumptions are highly subjective. There can be no assurance as to how long charter rates and vessel values will remain at their currently low levels or whether they will improve by any significant degree. Charter rates may remain at depressed levels for some time, which could adversely affect our revenue and profitability, and future assessments of vessel impairment.

Investments

We hold an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as available-for-sale and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of AOCI.  The Company classifies the investment as a current or noncurrent asset based on the Company’s intent to hold the investment at each reporting date.  Effective August 16, 2007, the Company elected hedge accounting for forward currency contracts in place associated with the cost basis of the Jinhui shares and therefore the unrealized currency gain or loss associated with Jinhui cost basis is reflected in the income statement as a component of other expense to offset the gain or loss associated with these forward currency contracts.  On October 10, 2008, the Company elected to discontinue the purchase of forward currency contracts associated with Jinhui by entering into an offsetting trade that closed the previously opened currency contract, thereby eliminating the hedge on Jinhui.  The cost of securities when sold is based on the specific identification method.  Realized gains and losses on the sale of these securities will be reflected in the consolidated statement of operations in other expense.  Additionally, the realized gain or loss on the forward currency contracts is reflected in the Consolidated Statement of Cash Flows as an investing activity and is reflected in the caption Payments on forward currency contracts, net.

Investments are reviewed quarterly to identify possible other-than-temporary impairment in accordance ASC Subtopic 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”).  When evaluating the investments, we review factors such as the length of time and extent to which fair value has been below the cost basis, the financial condition of the issuer, the underlying net asset value of the issuer’s assets and liabilities, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.  Should the decline in the value of any investment be deemed to be other-than-temporary, the investment basis would be written down to fair market value, and the write-down would be recorded to earnings as a loss.  Investments that are not expected to be sold within the next year are classified as noncurrent.

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

Fair value of financial instruments

The estimated fair values of our financial instruments such as amounts due to / due from charterers, accounts payable and long-term debt approximate their individual carrying amounts as of December 31, 2010 and December 31, 2009 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities.

The fair value of the interest rate swaps is the estimated amount we would receive to terminate these agreements at the reporting date, taking into account current interest rates and the creditworthiness of the counterparty for assets and creditworthiness of us for liabilities.  See Note 13 - Fair Value of Financial Instruments in our consolidated financial statements for additional disclosure on the fair values of long term debt, derivative instruments,  2010 Notes and available-for-sale securities.

For the interest rate swaps that are not designated as an effective hedge, the change in the value and the rate differential to be paid or received is recognized as other expense and is listed as a component of other (expense) income.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  We held ten interest rate swap agreements with DnB NOR Bank at December 31, 2010 and 2009 to manage future interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $756.2 million, and the swaps have specified rates and durations.  Refer to the table in Note 11 — Interest Rate Swap Agreements of our consolidated financial statements which summarizes the interest rate swaps in place as of December 31, 2010 and 2009.

The swap agreements, with effective dates prior to December 31, 2010 synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of swap plus the Applicable Margin as discussed in the “2007 Credit Facility” section of Note 9 — Long-Term Debt of our consolidated financial statements.

The total liability associated with the swaps at December 31, 2010 is $43.3 million and $44.1 million at December 31, 2009, and are presented as the fair value of derivatives on the balance sheet.   The asset associated with the swaps at December 31, 2009 is $2.1 million.  There were no swaps in an asset position at December 31, 2010.  As of December 31, 2010 and 2009, the Company has accumulated other comprehensive deficit of ($43.2) million and ($41.8) million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in other income (expense) of $0.1 million and ($0.3) million for 2010 and 2009, respectively.  At December 31, 2010, ($27.5) million of AOCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  For the year ended December 31, 2010, we paid LIBOR plus 2.00% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for such swap’s effective period.  Prior to January 26, 2009, the margin was only 0.85%.  We also paid LIBOR plus 3.00% on the outstanding debt under the $100 Million Term Loan Facility and $253 Million Term Loan Facility.  Additionally, Baltic Trading paid LIBOR plus 3.25% on outstanding debt under the 2010 Baltic Trading Credit Facility up until November 30, 2010 when the amendment to the 2010 Baltic Trading Credit Facility decreased the applicable margin from 3.25% to 3.00%.  A 1% increase in LIBOR would result in an increase of $6.6 million in interest expense for the year ended December 31, 2010, considering the increase would be only on the unhedged portion of the debt.

Derivative financial instruments

As of December 31, 2010, we held ten interest rate swap agreements that we entered into with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $756.2 million, and the swaps have specified rates and durations.  Refer to the table in Note 9 — Long-Term Debt of our financial statements which summarized the interest rate swaps in place as of December 31, 2010 and December 31, 2009.

The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  The interest rate differential pertaining to the interest rate swaps for the years ended December 31, 2010 and 2009 was $30.2 million and $28.6 million, respectively.  The Company is currently utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of AOCI.  The ineffective portion is recognized as other (expense) income, which is a component of other (expense) income.  If for any period of time we did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation would be recognized as other (expense) income.

Amounts receivable or payable arising at the settlement of hedged interest rate swaps are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist.  Amounts receivable or payable arising at the settlement of unhedged interest rate swaps are reflected as other (expense) income and are listed as a component of other (expense) income.

Refer to the “Interest rate risk” section above for further information regarding the interest rate swap agreements.

In the past, we have entered into a number of short-term forward currency contracts to protect us from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described in Note 6 — Investments of our consolidated financial statements.  The use of short-term forward currency contracts was discontinued on October 10, 2008 due to the underlying value of Jinhui.  For further information on these forward currency contracts, please see page 62 under the heading “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements”.

Currency and exchange rate risk

The international shipping industry’s functional currency is the U.S. Dollar.  Virtually all of our revenues and most of our operating costs are in U.S. Dollars.  We incur certain operating expenses in currencies other than the U.S. Dollar, and the foreign exchange risk associated with these operating expenses is immaterial.

In the past, we have entered into a number of short-term forward currency contracts to protect us from the risk associated with the fluctuation in the exchange rate associated with the cost basis of the Jinhui shares as described in Note 6 - Investments of our consolidated financial statements.  For further information on these forward currency contracts, please see page 62 under the heading “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements.”   The Company utilized hedge accounting on the cost basis of the Jinhui stock through October 10, 2008 when the use of the forward currency contract was discontinued due to the decline in the underlying value of Jinhui.   As part of our business strategy, in the future, we may enter into short-term forward currency contracts to protect ourselves from the risk arising from the fluctuation in the exchange rate associated with the cost basis of Jinhui shares.

Investments

The Company holds investments in Jinhui of $54.7 million which are classified as available for sale (“AFS”) under Accounting Standards Codification 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”).  The investment is classified as a current or noncurrent asset based on our intent to hold the investment at each reporting date.  The investments that are classified as AFS are subject to risk of changes in market value, which if determined to be impaired (other than temporarily impaired), could result in realized impairment losses.  The Company reviews the carrying value of such investments on a quarterly basis to determine if any valuation adjustments are appropriate under ASC 320-10.  During 2008, we reviewed the investment in Jinhui for indicators of other-than-temporary impairment.  This determination required significant judgment.  In making this judgment, we evaluated, among other factors, the duration and extent to which the fair value of the investment is less than its cost; the general market conditions, including factors such as industry and sector performance, and our intent and ability to hold the investment.  The Company’s investment in Jinhui was deemed to be other-than-temporarily impaired at December 31, 2008 due to the severity of the decline in its market value versus our cost basis.  During the quarter ended December 31, 2008, the Company recorded a $103.9 million impairment loss which was reclassified from AOCI and recorded as a loss in the income statement for the quarter ended December 31, 2008.  We will continue to evaluate the investment on a quarterly basis to determine the likelihood of any further significant adverse effects on the fair value and amount of any additional impairment.  For the years ended December 31, 2010 and 2009, we have not deemed our investment to be impaired.  In the event we determine that the Jinhui investment is subject to any additional impairment, the amount of the impairment would be reclassified from AOCI and recorded as a loss in the Consolidated Statement of Operations for the amount of the impairment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Genco Shipping & Trading Limited
Consolidated financial statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Genco Shipping & Trading Limited

New York, New York

We have audited the accompanying consolidated balance sheets of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Genco Shipping & Trading Limited and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 9, 2011

Genco Shipping & Trading Limited

Consolidated Balance Sheets as of December 31, 2010

and December 31, 2009

(U.S. Dollars in thousands, except for share and per share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$270,877	$188,267
Restricted cash	—	17,500
Due from charterers, net	8,794	2,117
Prepaid expenses and other current assets	14,010	10,184
Total current assets	293,681	218,068

Noncurrent assets:
Vessels, net of accumulated depreciation of $334,502 and $224,706, respectively	2,783,810	2,023,506
Deposits on vessels	13,718	—
Deferred drydock, net of accumulated amortization of $9,044 and $4,384, respectively	8,538	10,153
Other assets, net of accumulated amortization of $4,561 and $2,585, respectively	16,937	8,328
Fixed assets, net of accumulated depreciation and amortization of $2,041 and $1,554, respectively	2,310	2,458
Restricted cash	9,000	—
Fair value of derivative instruments	—	2,108
Investments	54,714	72,181
Total noncurrent assets	2,889,027	2,118,734

Total assets	$3,182,708	$2,336,802

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$31,790	$18,609
Current portion of long term debt	71,841	50,000
Deferred revenue	9,974	10,404
Fair value of derivative instruments	4,417	—
Total current liabilities	118,022	79,013

Noncurrent liabilities:
Deferred revenue	392	2,427
Deferred rent credit	657	687
Time charters acquired	2,197	4,611
Fair value of derivative instruments	38,880	44,139
Convertible senior note payable	102,309	—
Long term debt	1,572,098	1,277,000
Total noncurrent liabilities	1,716,533	1,328,864

Total liabilities	1,834,555	1,407,877

Commitments and contingencies	—	—

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 35,951,198 and 31,842,798 shares at December 31, 2010 and December 31, 2009, respectively	359	318
Additional paid-in capital	803,778	722,198
Accumulated other comprehensive (loss) income	(5,210)	13,589
Retained earnings	334,022	192,820
Total Genco Shipping & Trading shareholders’ equity	1,132,949	928,925
Noncontrolling interest	215,204	—
Total equity	1,348,153	928,925

Total liabilities and equity	$3,182,708	$2,336,802

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

(U.S. Dollars in thousands, except for share and per share data)

	For the Years Ended December 31,
	2010	2009	2008
Revenues:
Voyage revenues	$447,438	$379,531	$405,370
Service revenues	1,249	—	—
Total revenues	448,687	379,531	405,370

Operating expenses:
Voyage expenses	4,467	5,024	5,116
Vessel operating expenses	78,976	57,311	47,130
General, administrative and management fees	29,081	18,554	19,814
Depreciation and amortization	115,663	88,150	71,395
Loss on forfeiture of vessel deposits	—	—	53,765
Gain on sale of vessels	—	—	(26,227)
Other operating income	(791)	—	—

Total operating expenses	227,396	169,039	170,993

Operating income	221,291	210,492	234,377

Other (expense) income:
Other expense	(77)	(312)	(74)
Impairment of investment	—	—	(103,892)
Interest income	685	240	1,757
Interest expense	(72,650)	(61,796)	(52,589)
Income from investments	—	—	7,001

Other expense, net	(72,042)	(61,868)	(147,797)

Income before income taxes	149,249	148,624	86,580
Income tax expense	(1,840)	—	—

Net income	147,409	148,624	86,580
Less: Net income attributable to noncontrolling interest	6,166	—	—

Net income attributable to Genco Shipping & Trading Limited	$141,243	$148,624	$86,580

Earnings per share-basic	$4.28	$4.75	$2.86
Earnings per share-diluted	$4.07	$4.73	$2.84
Weighted average common shares outstanding-basic	32,987,449	31,295,212	30,290,016
Weighted average common shares outstanding-diluted	35,891,373	31,445,063	30,452,850
Dividends declared per share	$—	$—	$3.85

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of  Equity

For the Years Ended December 31, 2010, 2009 and 2008

(U.S. Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2008	$290	$523,002	$79,876	$19,017	$622,185	$—	$622,185

Net income			86,580		86,580	—	86,580
Change in unrealized loss on investments				(40,085)	(40,085)	—	(40,085)
Unrealized loss on cash flow hedges, net				(44,946)	(44,946)	—	(44,946)
Cash dividends paid ($3.85 per share)			(117,109)		(117,109)	—	(117,109)
Issuance of 2,702,669 shares of common stock	27	195,415			195,442	—	195,442
Issuance of 322,500 shares of nonvested stock	3	(3)			—	—	—
Acquisition and retirement of 281,430 shares of common stock	(3)	(6,388)	(5,151)		(11,542)	—	(11,542)
Nonvested stock amortization		5,953			5,953	—	5,953

Balance — December 31, 2008	$317	$717,979	$44,196	$(66,014)	$696,478	$—	$696,478

Net income			148,624		148,624	—	148,624
Change in unrealized gain on investments				55,408	55,408	—	55,408
Unrealized gain on cash flow hedges, net				24,195	24,195	—	24,195
Issuance of 133,250 shares of nonvested stock	1	(1)			—	—	—
Nonvested stock amortization		4,220			4,220	—	4,220

Balance — December 31, 2009	$318	$722,198	$192,820	$13,589	$928,925	$—	$928,925
Net income			141,243		141,243	6,166	147,409
Change in unrealized gain on investments				(17,466)	(17,466)	—	(17,466)
Unrealized loss on cash flow hedges, net				(1,333)	(1,333)	—	(1,333)
Issuance of 3,593,750 shares of common stock	36	54,846			54,882	—	54,882
Issuance of convertible senior notes		23,457			23,457	—	23,457
Issuance of 514,650 shares of nonvested stock	5	(5)			—	—	—
Nonvested stock amortization		4,327			4,327	2,892	7,219
Cash dividends paid by Baltic Trading Limited			(41)		(41)	(5,329)	(5,370)
Issuance of common stock of Baltic Trading Limited		(1,045)			(1,045)	211,475	210,430

Balance — December 31, 2010	$359	$803,778	$334,022	$(5,210)	$1,132,949	$215,204	$1,348,153

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2010, 2009 and 2008

 (U.S. Dollars in Thousands)

	For the Years Ended December 31,
	2010	2009	2008

Net income	$147,409	$148,624	$86,580
Change in unrealized gain on investments	(17,466)	55,408	(40,085)
Unrealized (loss) gain on cash flow hedges, net	(1,333)	24,195	(44,946)
Comprehensive income	128,610	228,227	1,549
Less: Comprehensive income attributable to noncontrolling interests	6,166	—	—
Comprehensive income attributable to Genco Shipping & Trading Limited	$122,444	$228,227	$1,549

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

(U.S. Dollars in Thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$147,409	$148,624	$86,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,663	88,150	71,395
Amortization of deferred financing costs	1,967	1,037	4,915
Amortization of time charters acquired	(4,560)	(18,975)	(22,447)
Amortization of discount on Convertible Senior Notes	1,684	—	—
Realized gain on forward currency contracts	—	—	(13,691)
Impairment of investment	—	—	103,892
Unrealized (gain) loss on derivative instruments	(66)	288	(46)
Unrealized loss on hedged investment	—	—	15,361
Unrealized gain on forward currency contract	—	—	(1,448)
Realized income on investments	—	—	(7,001)
Amortization of nonvested stock compensation expense	7,219	4,220	5,953
Gain on sale of vessel	—	—	(26,227)
Loss on forfeiture of vessel deposits	—	—	53,765
Change in assets and liabilities:
(Increase) decrease in due from charterers	(6,677)	180	46
Increase in prepaid expenses and other current assets	(3,804)	(236)	(3,063)
Increase in accounts payable and accrued expenses	10,048	874	2,514
(Decrease) increase in deferred revenue	(2,465)	177	3,284
Decrease in deferred rent credit	(30)	(19)	(19)
Deferred drydock costs incurred	(3,708)	(4,591)	(6,347)
Net cash provided by operating activities	262,680	219,729	267,416
Cash flows from investing activities:
Purchase of vessels	(971,203)	(287,637)	(510,345)
Deposits on vessels	(13,702)	—	(3,489)
Purchase of investments	—	—	(10,290)
Proceeds from forward currency contracts, net	—	—	13,723
Realized income on investments	—	—	7,001
Changes in deposits of restricted cash	8,500	(17,500)	—
Proceeds from sale of vessels	106,555	—	43,084
Payments on forfeiture of vessel deposits	—	—	(53,765)
Purchase of other fixed assets	(380)	(1,073)	(207)
Net cash used in investing activities	(870,230)	(306,210)	(514,288)
Cash flows from financing activities:
Proceeds from the 2007 Credit Facility	—	166,200	558,300
Repayments on the 2007 Credit Facility	(50,000)	(12,500)	(321,000)
Proceeds from the $100 Million Term Loan Facility	40,000	—	—
Repayments on the $100 Million Term Loan Facility	(1,120)	—	—
Proceeds from the $253 Million Term Loan Facility	231,500	—	—
Repayments on the $253 Million Term Loan Facility	(4,691)	—	—
Proceeds from the 2010 Baltic Trading Credit Facility	101,250	—	—
Proceeds from issuance of common stock	55,200	—	195,812
Payment of common stock issuance costs	(318)	—	(370)
Proceeds from issuance of Convertible Senior Notes	125,000	—	—
Payment of Convertible Senior Notes issuance costs	(867)	—	—
Proceeds from issuance of common stock by subsidiary	214,508	—	—
Payment of subsidiary common stock issuance costs	(3,721)	—	—
Payment of deferred financing costs and deferred registration costs	(11,212)	(3,908)	(3,759)
Payment of dividend by subsidiary	(5,369)	—	—
Cash dividends paid	—	—	(117,109)
Payments to acquire and retire common stock	—	—	(11,542)
Net cash provided by financing activities	690,160	149,792	300,332
Net increase in cash and cash equivalents	82,610	63,311	53,460
Cash and cash equivalents at beginning of year	188,267	124,956	71,496
Cash and cash equivalents at end of year	$270,877	$188,267	$124,956

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

 (U.S. Dollars in Thousands)

Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

1 - GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”), its wholly owned subsidiaries, and its subsidiary, Baltic Trading Limited (collectively, the “Company”).  The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.  GS&T is incorporated under the laws of the Marshall Islands and as of December 31, 2010 is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco Management (USA) Limited; and the ship-owning subsidiaries as set forth below.

At December 31, 2010, 2009 and 2008, GS&T’s fleet consisted of 49, 35 and 32 vessels, respectively.

Below is the list of GS&T’s wholly owned ship-owning subsidiaries as of December 31, 2010:

Wholly Owned Subsidiaries	Vessels Acquired	Dwt	Date Delivered	Year Built

Genco Reliance Limited	Genco Reliance	29,952	12/6/04	1999
Genco Vigour Limited	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05	1997
Genco Muse Limited	Genco Muse	48,913	10/14/05	2001
Genco Acheron Limited	Genco Acheron	72,495	11/7/06	1999
Genco Surprise Limited	Genco Surprise	72,495	11/17/06	1998
Genco Augustus Limited	Genco Augustus	180,151	8/17/07	2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07	2007
Genco London Limited	Genco London	177,833	9/28/07	2007
Genco Titus Limited	Genco Titus	177,729	11/15/07	2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07	2003
Genco Charger Limited	Genco Charger	28,398	12/14/07	2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07	2005
Genco Predator Limited	Genco Predator	55,407	12/20/07	2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07	2007
Genco Champion Limited	Genco Champion	28,445	1/2/08	2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08	2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08	2007
Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08	2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08	2007
Genco Hadrian Limited	Genco Hadrian	169,694	12/29/08	2008
Genco Commodus Limited	Genco Commodus	169,025	7/22/09	2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09	2009
Genco Claudius Limited	Genco Claudius	169,025	12/30/09	2010 (1)
Genco Bay Limited	Genco Bay	34,296	8/24/10	2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10	2010
Genco Avra Limited	Genco Avra	35,000	Q2 2011 (2)	2011 (3)

Genco Mare Limited	Genco Mare	35,000	Q2 2011 (2)	2011 (3)
Genco Spirit Limited	Genco Spirit	35,000	Q4 2011 (2)	2011 (3)
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10	2009
Genco Ardennes Limited	Genco Ardennes	57,981	8/31/10	2009
Genco Auvergne Limited	Genco Auvergne	57,981	8/16/10	2009
Genco Bourgogne Limited	Genco Bourgogne	57,981	8/24/10	2010
Genco Brittany Limited	Genco Brittany	57,981	9/23/10	2010
Genco Languedoc Limited	Genco Languedoc	57,981	9/29/10	2010
Genco Loire Limited	Genco Loire	53,416	8/4/10	2009
Genco Lorraine Limited	Genco Lorraine	53,416	7/29/10	2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10	2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10	2005
Genco Provence Limited	Genco Provence	55,317	8/23/10	2004
Genco Pyrenees Limited	Genco Pyrenees	57,981	8/10/10	2010
Genco Rhone Limited	Genco Rhone	57,981	Q1 2011 (2)	2011 (3)

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

During October 2009, Baltic Trading Limited (“Baltic Trading”) filed a registration statement on Form S-1 with the SEC.  Baltic Trading was incorporated in October 2009 in the Marshall Islands for the purpose of conducting a shipping business focused on the drybulk industry spot market.  Baltic Trading was a wholly-owned indirect subsidiary of GS&T until Baltic Trading completed its initial public offering, or IPO, on March 15, 2010.  As of December 31, 2010, GS&T’s wholly-owned subsidiary Genco Investments LLC owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represented a 25.24% ownership interest in Baltic Trading and 83.51% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Additionally, pursuant to the subscription agreement between Genco Investments LLC and Baltic Trading, for so long as GS&T directly or indirectly holds at least 10% of the aggregate number of outstanding shares of Baltic Trading’s common stock and Class B stock, Genco Investments LLC will be entitled to receive an additional number of shares of Baltic Trading’s Class B stock equal to 2% of the number of common shares issued in the future, other than shares issued under Baltic Trading’s 2010 Equity Incentive Plan.

Below is the list of Baltic Trading’s wholly owned ship-owning subsidiaries as of December 31, 2010:

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

The Company provides technical services for drybulk vessels purchased by Maritime Equity Partners (“MEP”), which is managed by a company owned by Peter C. Georgiopoulos, Chairman of the Board of Directors.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  MEP has the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee upon a change in control of the Company.  The Company may terminate provision of the services at any time on 60 days’ notice.  Peter C. Georgiopoulos is a minority investor, and affiliates of Oaktree Capital Management, L.P., of which Stephen A. Kaplan, a director of the Company, is a principal, are majority investors in MEP.

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

On March 10, 2008, Fleet Acquisition LLC distributed 2,512,532 shares of the Company’s common stock to OCM Fleet Acquisition LLC, as a member thereof, pursuant to an agreement among Fleet Acquisition LLC’s members.  In connection with this distribution, Mr. Georgiopoulos became the sole member of the Management Committee of Fleet Acquisition LLC, which currently retains 443,606 shares of the Company’s common stock of which Mr. Georgiopoulos may be deemed to be the beneficial owner.  As a result of the foregoing transaction in addition to grants of nonvested shares made to Mr. Georgiopoulos, Mr. Georgiopoulos may be deemed to beneficially own 12.50% of the Company’s common stock (including shares held through Fleet Acquisition LLC) at December 31, 2010.

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

When a vessel is acquired with an existing time charter, the Company allocates the purchase price to the vessel and the time charter based on, among other things, vessel market valuations and the present value (using an interest rate which reflects the risks associated with the acquired charters) of the difference between (i) the contractual amounts to be paid pursuant to the charter terms and (ii) management’s estimate of the fair market charter rate, measured over a period equal to the remaining term of the charter.  The capitalized above-market (assets) and below-market (liabilities) charters are amortized as a reduction or increase, respectively, to revenues over the remaining term of the charter.

Segment reporting

The Company has two operating segments, GS&T and Baltic Trading, which are both engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.  Refer to Note 3 — Segment Information for further information.

Revenue and voyage expense recognition

Since the Company’s inception, revenues have been generated from time charter agreements, pool agreements and spot market-related time charters.  A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily hire rate.  In time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer.  There are certain other non-specified voyage expenses such as commissions which are typically borne by the

Company.  Spot market-related time charters are the same as other time charter agreements, except the time charter rates are variable and are based on a percentage of the average daily rates as published by The Baltic Dry Index.

The Company records time charter revenues over the term of the charter as service is provided.  Revenues are recognized on a straight-line basis as the average revenue over the term of the respective time charter agreement.  The Company recognizes voyage expenses when incurred.

Three of the Company’s vessels, the Genco Constantine, Genco Titus and Genco Hadrian, are chartered under time charters which include a profit-sharing element.  Under these charter agreements, the Company receives a fixed rate of $52,750, $45,000 and $65,000 per day, respectively, and an additional profit-sharing payment.  The profit-sharing between the Company and the respective charterer for each 15-day period is calculated by taking the average over that period of the published Baltic Cape Index of the four time charter routes as reflected in daily reports.  If such average is more than the base rate payable under the charter, the excess amount is allocable 50% to the Company and 50% to the charterer.  The profit sharing amount due to the Company is net of a 3.75% commission.  Profit sharing revenue is recorded when the average of the published Baltic Cape Index for the four time charter routes is available for the entire 15-day period, which is when the profit sharing revenue is fixed and determinable.

Two of the Company’s vessels, the Genco Ocean and Genco Bay, are chartered under spot market-related time charters which include a profit-sharing element.  Under these charter agreements, the rate for the spot market-related time charter is linked with a floor of $8,500 and a ceiling of $13,500 daily with a 50% profit sharing arrangement to apply to any amount above the ceiling.  The rate is based on 115% of the average of the daily rates of the Baltic Handysize Index as reflected in daily reports.

At December 31, 2010, five of the Company’s vessels are in vessel pools.  The Genco Explorer, Genco Pioneer, Genco Progress, Genco Reliance and Genco Sugar entered the Lauritzen Pool during August 2009.   Vessel pools, such as the Lauritzen Pool, provide cost-effective commercial management activities for a group of similar class vessels.  The pool arrangement provides the benefits of a large-scale operation, and chartering efficiencies that might not be available to smaller fleets.  Under the pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these vessels is subject to the fluctuations of the spot market.  The Company recognizes revenue from these pool arrangements based on its portion of the net distributions reported by the relevant pool.

Other operating income

During the years ended December 31, 2010, 2009 and 2008, the Company recorded other operating income of $791, $0 and $0 respectively.  Other operating income recorded during the year ended December 31, 2010 consists of $585 related to the first installment due on December 30, 2010 from Samsun Logix Corporation (“Samsun”) pursuant to the rehabilitation plan which was approved by the South Korean courts.  Refer to Note 19 — Commitments and Contingencies for further information regarding the bankruptcy settlement with Samsun.  Additionally, other operating income consists of $206 related to a payment received from the seller of the Baltic Cougar as a result of the late delivery of the vessel to Baltic Trading.

Due from charterers, net

Due from charterers, net includes accounts receivable from charters, net of the provision for doubtful accounts.  At each balance sheet date, the Company provides for the provision based on a review of all outstanding charter receivables.  Included in the standard time charter contracts with the Company’s customers are certain performance parameters which if not met, can result in customer claims.  As of December 31, 2010 and 2009, the Company had a reserve of $592 and $171, respectively, against due from charterers balance and an additional accrual of $689 and $959, respectively, in deferred revenue, each of which is primarily associated with estimated customer claims against the Company including vessel performance issues under time charter agreements.

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

Vessels, net

Vessels, net is stated at cost less accumulated depreciation.  Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage.  The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel.  Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard.  Depreciation expense for vessels for the years ended December 31, 2010, 2009 and 2008 was $109,839, $84,326, and $69,050, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value.  The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment.  Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense.  Expenditures for routine maintenance and repairs are expensed as incurred.  Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt).  At December 31, 2010 and 2009, the Company estimated the residual value of vessels to be $175/lwt.

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

Depreciation and amortization expense for fixed assets for the years ended December 31, 2010, 2009 and 2008 was $501, $414, and $418, respectively.

Deferred drydocking costs

The Company’s vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating.  The Company defers the costs associated with the drydockings as they occur and amortizes these costs on a straight-line basis over the period between drydockings.  Costs deferred as part of a vessel’s drydocking include actual costs incurred at the drydocking yard; cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking.  If the vessel is drydocked earlier than originally anticipated, any remaining deferred drydock costs that have not been amortized are expensed at the beginning of the next drydock.  Amortization expense for drydocking for the years ended December 31, 2010, 2009 and 2008 was $5,324, $3,410, and $1,927, respectively.  All other costs incurred during drydocking are expensed as incurred.

Impairment of long-lived assets

The Company follows the Accounting Standards Codification (“ASC”) Subtopic 360-10, “Property, Plant and Equipment” (“ASC 360-10”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  If indicators of impairment are present, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets.  If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value.  Various factors including anticipated future charter rates, estimated scrap values, future drydocking costs and estimated vessel operating costs are included in this analysis.

For the years ended December 31, 2010, 2009 and 2008, no impairment charges were recorded on the Company’s long-lived assets.

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

Investments

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as Available For Sale (“AFS”) and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive income (“AOCI”).  The Company classifies the investment as a current or noncurrent asset based on the Company’s intent to hold the investment at each reporting date. Effective August 16, 2007, the Company elected hedge accounting for forward currency contracts in place associated with the cost basis of the Jinhui shares, and therefore the unrealized currency gain or loss associated with the cost basis in the Jinhui shares was reflected in the income statement as other expense to offset the gain or loss associated with these forward currency contracts.  On October 10, 2008, the Company elected to discontinue the purchase of forward currency contracts associated with Jinhui by entering into an offsetting trade that closed the previously opened currency contract, thereby eliminating the hedge on Jinhui.  The cost of securities when sold is based on the specific identification method.  Realized gains and losses on the sale of these securities are reflected in the consolidated statement of operations in other expense.  Additionally, the realized gain or loss on the forward currency contracts is reflected in the Consolidated Statement of Cash Flows as an investing activity and is reflected in the caption Payments on forward currency contracts, net.

Investments are reviewed quarterly to identify possible other-than-temporary impairment in accordance with ASC Subtopic 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”).  When evaluating its investments, the Company reviews factors such as the length of time and extent to which fair value has been below the cost basis, the financial condition of the issuer, the underlying net asset value of the issuers assets and liabilities, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.  Should the decline in the value of any investment be deemed to be other-than-temporary, the investment basis would be written down to fair market value, and the write-down would be recorded to earnings as a loss.  Refer to Note 6 — Investments.

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

GS&T is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, GS&T is not subject to Marshall Islands income tax.  The Marshall Islands has been officially recognized by the Internal Revenue Service as a qualified foreign country that currently grants the requisite equivalent exemption from tax.  GS&T is not taxable in any other jurisdiction, with the exception of Genco Management (USA) Limited as noted below.

Based on the publicly traded requirement of the Section 883 regulations, GS&T believes that it qualified for exemption from income tax on income derived from the international operations of ships for 2010, 2009 and 2008.  In order to meet the publicly traded requirement, GS&T’s stock must be treated as being primarily and regularly traded for more than half the days of any such year.  Under the Section 883 regulations, GS&T’s qualification for the publicly traded requirement may be jeopardized if shareholders of the Company’s common stock that own five percent or more of the Company’s stock (“5% shareholders”) own, in the aggregate, 50% or more of the Company’s common stock for more than half the days of the year.  Management believes that during 2010, 2009 and 2008, the combined ownership of its 5% shareholders did not equal 50% or more of its common stock for more than half the days of 2010, 2009 and 2008, as applicable.

If GS&T does not qualify for the exemption from tax under Section 883, it would be subject to a 4% tax on the gross “shipping income” (without the allowance for any deductions) that is treated as derived from sources within the United States or “United States source shipping income.” For these purposes, “shipping income” means any income that is derived from the use of vessels, from the hiring or leasing of vessels for use, or from the performance of services directly related to those uses; and “United States source shipping income” includes 50% of shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States.

Baltic Trading is also incorporated in the Marshall Islands.  However, Baltic Trading did not qualify for an exemption under Section 883 upon consummation of its IPO because it did not satisfy the publicly traded requirement as described above.  Since Baltic Trading’s IPO was completed on March 15, 2010, the Company has indirectly owned shares of Baltic Trading’s Class B Stock which has provided the Company with over 50% of the combined voting power of all classes of Baltic Trading’s voting stock.  As such, Baltic Trading is subject to income tax on its United States source income.  During the year ended December 31, 2010, Baltic Trading had United States operations which resulted in United States source income of $2,541.  Baltic Trading’s estimated United States income tax expense for the year ended December 31, 2010 was $78, of which $38 was outstanding at December 31, 2010 which has been reflected in accounts payable and accrued expenses.

Pursuant to certain agreements, the Company technically and commercially manages vessels for Baltic Trading, as well as provides technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are performed by Genco Management (USA) Limited (“Genco (USA)”), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Genco (USA) has entered into a cost-sharing agreement with the Company and Genco Ship Management LLC, collectively Manco, pursuant to which Genco (USA) agrees to reimburse Manco for the costs incurred by Genco (USA) for the use of Manco’s personnel and services in connection with the provision of the services for both Baltic Trading and MEP’s vessels.  Total revenue earned for these services during the year ended December 31, 2010 was $6,739, of which $5,490 eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $3,913 associated with these activities for the year ended December 31, 2010.  This resulted in estimated tax expense of $1,762 for the year ended December 31, 2010.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned.  These amounts are recognized as income when earned.  Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues.

Comprehensive income

The Company follows ASC Subtopic 220-10, “Comprehensive Income” (“ASC 220-10”), which establishes standards for reporting and displaying comprehensive income and its components in financial statements.  Comprehensive income is comprised of net income and amounts related to the Company’s interest rate swaps accounted for as hedges, as well as unrealized gains or losses associated with the Company’s investments.

Nonvested stock awards

The Company follows ASC Subtopic 718-10, “Compensation — Stock Compensation” (“ASC 718-10”) for nonvested stock issued under its equity incentive plan.  Stock-based compensation costs from nonvested stock have been classified as a component of additional paid-in capital.

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include vessel valuations, the valuation of amounts due from charterers, performance claims, residual value of vessels, useful life of vessels and the fair value of derivative instruments.  Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers, cash and cash equivalents, deposits on vessels and interest rate swap agreements.  With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  The Company earned 100% of revenues from 33 customers in 2010, 23 customers in 2009 and 22 customers in 2008.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2010 and 2009.

For the year ended December 31, 2010 there were two customers that individually accounted for more than 10% of voyage revenues, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 29.26% and 11.43% of voyage revenues, respectively.  For the year ended December 31, 2009, there were two customers that individually accounted for more than 10% of voyage revenues, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 30.77% and 13.61% of voyage revenues, respectively.  For the year ended December 31, 2008, there were two customers that individually accounted for more than 10% of voyage revenues, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 27.79% and 14.64% of voyage revenues, respectively.

At December 31, 2010, the Company maintains all of its cash and cash equivalents with four financial institutions.  None of the Company’s cash and cash equivalent balances is covered by insurance in the event of default by these financial institutions.

Deposits on vessels are held in escrow accounts maintained by DnB NOR Bank ASA.  None of the deposits on vessel balances are covered by insurance in the event of default by this financial institution.

At December 31, 2010, the Company has ten interest rate swap agreements with DnB NOR Bank ASA to manage interest costs and the risk associated with changing interest rates related to the 2007 Credit Facility.  None of the interest rate swap agreements are covered by insurance in the event of default by this financial institution.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments such as amounts due to / due from charterers, accounts payable and long-term debt approximate their individual carrying amounts as of December 31, 2010 and December 31, 2009 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities.

The fair value of the interest rate swaps is the estimated amount the Company would receive or have to pay in order to terminate these agreements at the reporting date, taking into account current interest rates and the creditworthiness of the counterparty for assets and creditworthiness of the Company for liabilities.  See Note 13 - Fair Value of Financial Instruments for additional disclosure on the fair values of long term debt, convertible senior notes, derivative instruments, and AFS securities.

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

The differential to be paid or received for the effectively hedged portion of any swap agreement is recognized as an adjustment to interest expense as incurred.  Additionally, the changes in value for the portion of the swaps that are effectively hedging future interest payments are reflected as a component of AOCI.

For the interest rate swaps that are not designated as an effective hedge, the change in the value and the rate differential to be paid or received is recognized as other (expense) income and is listed as a component of other (expense) income in the Consolidated Statements of Operations.

Currency risk management

The Company currently holds an investment in Jinhui shares that are traded on the Oslo Stock Exchange.   The Company utilized foreign currency forward contracts to protect its original investment from changing exchange rates through October 10, 2008 when the use of these contracts was discontinued due to the decline in the underlying value of Jinhui.  Refer to Note 6 — Investments for further information.

3 - SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker to assess performance.  Based on this information, the Company has two operating segments, GS&T and Baltic Trading.  Both GS&T and Baltic Trading are engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.  GS&T seeks to deploy its vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market and Baltic Trading seeks to deploy its vessel charters in the spot market, which represents immediate chartering of a vessel, usually for single voyages, or employing vessels on spot market-related time charters.  Segment results are evaluated based on net income.  The accounting policies applied to the reportable segments are the same as those used in the preparation of the Company’s consolidated financial statements.  Information about the Company’s reportable segments for the years ended December 31, 2010, 2009 and 2008 are as follows:

The following table presents a reconciliation of total revenue from external customers for the Company’s two operating segments to total consolidated revenue from external customers for the Company for the years ended December 31, 2010, 2009 and 2008.

	For the years ended December 31,
	2010	2009	2008
Revenue from External Customers
GS&T	$421,618	$379,531	$405,370
Baltic Trading	32,559	—	—
Total operating segments	454,177	379,531	405,370
Eliminating revenue	(5,490)	—	—
Total consolidated revenue from external customers	$448,687	$379,531	$405,370

The following table presents a reconciliation of total intersegment revenue, which eliminates upon consolidation, for the Company’s two operating segments for the years ended December 31, 2010, 2009 and 2008.  The intersegment revenue noted in the following table represents revenue earned by GS&T pursuant to the management agreement entered into with Baltic Trading, which includes commercial service fees, technical service fees and sale and purchase fees.

	For the years ended December 31,
	2010	2009	2008
Intersegment revenue
GS&T	$5,490	$—	$—
Baltic Trading	—	—	—
Total operating segments	5,490	—	—
Eliminating revenue	(5,490)	—	—
Total consolidated intersegment revenue	$—	$—	$—

The following table presents a reconciliation of total depreciation and amortization expense for the

Company’s two operating segments to total consolidated depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008.  The eliminating depreciation and amortization expense noted in the following table consists of the elimination of intercompany transactions resulting from the depreciation expense associated with the 1% purchase fee due to GS&T from Baltic Trading pursuant to the Management Agreement.  The 1% purchase fee is capitalized as part of vessel assets by Baltic Trading and is depreciated over the remaining life of the vessel, therefore the associated depreciation expense is eliminated upon consolidation.

	For the years ended December 31,
	2010	2009	2008
Depreciation and amortization
GS&T	$108,381	$88,150	$71,395
Baltic Trading	7,359	—	—
Total operating segments	115,740	88,150	71,395
Eliminating depreciation and amortization	(77)	—	—
Total consolidated depreciation and amortization	$115,663	$88,150	$71,395

The following table presents a reconciliation of total interest expense for the Company’s two operating segments to total consolidated interest expense for the years ended December 31, 2010, 2009 and 2008.  There is no eliminating interest expense as the interest incurred by each operating segment is related to each operating segment’s own debt facilities.

	For the years ended December 31,
	2010	2009	2008
Interest expense
GS&T	$70,495	$61,796	$52,589
Baltic Trading	2,155	—	—
Total operating segments	72,650	61,796	52,589
Eliminating interest expense	—	—	—
Total consolidated interest expense	$72,650	$61,796	$52,589

The following table presents a reconciliation of total net income for the Company’s two operating segments to total consolidated net income for the years ended December 31, 2010, 2009 and 2008.  The eliminating net income noted in the following table consists of the elimination of intercompany transactions resulting from revenue earned by GS&T and expenses incurred by Baltic Trading pursuant to the management agreement between the two companies as well as dividends received by GS&T from Baltic Trading for its Class B shares of Baltic Trading.

	For the years ended December 31,
	2010	2009	2008
Net income
GS&T	$144,679	$148,624	$86,580
Baltic Trading	8,322	—	—
Total operating segments	153,001	148,624	86,580
Eliminating net income	(5,592)	—	—
Total consolidated net income	$147,409	$148,624	$86,580

The following table presents a reconciliation of total assets for the Company’s two operating segments to total consolidated net assets as of December 31, 2010 and December 31, 2009. The eliminating assets noted in the following table consists of the elimination of intercompany transactions resulting from the capitalization of fees paid to GS&T by Baltic Trading as vessel assets as well as the outstanding receivable balance due to GS&T from Baltic Trading as of December 31, 2010.

	December 31, 2010	December 31, 2009
Total assets
GS&T	$2,792,056	$2,336,802
Baltic Trading	396,154	—
Total operating segments	3,188,210	2,336,802
Eliminating assets	(5,502)	—
Total consolidated assets	$3,182,708	$2,336,802

The following table presents a reconciliation of total expenditures for vessel purchases, including vessel deposits, for the Company’s two operating segments to total consolidated expenditures for vessel purchases, including vessel deposits, for the years ended December 31, 2010, 2009 and 2008.   The eliminating expenditures for vessels noted in the following table consists primarily of the elimination of the 1% purchase fees due to GS&T from Baltic Trading pursuant to the Management Agreement which were paid by Baltic Trading to GS&T as of December 31, 2010.

	For the years ended December 31,
	2010	2009	2008
Expenditures for vessels
GS&T	$597,908	$287,637	$513,834
Baltic Trading	389,758	—	—
Total operating segments	987,666	287,637	513,834
Eliminating expenditures for vessels	(2,761)	—	—
Total consolidated expenditures for vessels	$984,905	$287,637	$513,834

4 - CASH FLOW INFORMATION

As of December 31, 2010, the Company had ten interest rate swaps, which are described and discussed in Note 11 — Interest Rate Swap Agreements.  The fair value of all ten of the swaps is in a liability position of $43,297, $4,417 of which is a current liability, as of December 31, 2010.  At December 31, 2009, eight swaps were in a liability position of $44,139 and two swaps were in an asset position of $2,108.

For the year ended December 31, 2010, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $3,979 for the purchase of vessels, $38 associated with deposits on vessels and $60 for the purchase of other fixed assets.  Additionally, for the year ended December 31, 2010, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $204 associated with deferred financing fees, $51 associated with issuance costs related to the concurrent stock offering and issuance of Convertible Senior Notes completed on July 27, 2010 and  $1 associated with dividend payments due to Peter Georgiopoulos, Chairman of the Board of Directors.  Also, for the year ended December 31, 2010, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in prepaid expenses and other current assets as of December 31, 2010 consisting of $22 interest receivable associated with deposits on vessels.

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

For the year ended December 31, 2009, the Company made a non-cash reclassification of $90,555 from deposits on vessels to vessels due to the completion of the purchases of the Genco Commodus, Genco Maximus and Genco Claudius.  For the year ended December 31, 2008, the Company made a non-cash reclassification of $60,128 from deposits on vessels to vessels due to the completion of the purchases of the Genco Champion, Genco Constantine and Genco Hadrian.  No such reclassifications were made during the year ended December 31, 2010.

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

During the years ended December 31, 2010, 2009 and 2008, cash paid for interest, net of amounts capitalized, was $64,281, $58,188, and $47,885 respectively.

During the years ended December 31, 2010, 2009 and 2008, cash paid for estimated income taxes was $1,995, $0, and $0 respectively.

On March 5, 2010 and December 21, 2010, the Board of Directors approved grants of 75,000 and 200,000 shares, respectively, of nonvested common stock to Peter Georgiopoulos, Chairman of the Board.  The fair value of such nonvested stock was $1,718 and $2,930, respectively.  Additionally, on May 13, 2010, the Company made grants of nonvested common stock under the Genco Shipping & Trading Limited 2005 Equity Incentive Plan in the amount of 15,000 shares to directors of the Company.  The fair value of such nonvested stock was $331.  Lastly, on December 21, 2010, the Company granted nonvested stock to certain employees.  The fair value of such nonvested stock was $3,291.

On July 24, 2009, the Company made grants of nonvested common stock under the Genco Shipping and Trading Limited 2005 Equity Incentive Plan in the amount of 15,000 shares to directors of the Company.  The fair value of such nonvested stock was $374.  On December 27, 2009, the Company granted nonvested stock to certain employees.  The fair value of such nonvested stock was $2,648.

On January 10, 2008 and December 24, 2008 the Board of Directors approved grants of 100,000 and 75,000 shares, respectively, of nonvested common stock to Peter Georgiopoulos, Chairman of the Board.  The fair value of such nonvested stock was $4,191 and $905, respectively.  Additionally, on February 13, 2008 and July 24, 2008 the Company made grants of nonvested common stock under the Genco Shipping & Trading Limited 2005 Equity Incentive Plan in the amount of 12,500 and 15,000 shares, respectively, to directors of the Company.  The fair value of such nonvested stock was $689 and $938, respectively.  Lastly, on December 24, 2008 the Company granted nonvested stock to certain employees.  The fair value of such nonvested stock was $1,448.

On March 10, 2010, 358,000 and 108,000 shares of Baltic Trading’s nonvested common stock were granted to Peter Georgiopoulos, Chairman of the Board, and John Wobensmith, Baltic Trading’s President and Chief Financial Officer, respectively, which were approved by the Board of Directors on such date.  The fair value of such nonvested stock was $6,524 based on the IPO price of $14.00 per share.  Both of these grants of nonvested common stock will vest ratably in four annual installments commencing on the first anniversary of the closing of the Company’s IPO, March 15, 2010.  Additionally, on March 15, 2010, the Company made grants of nonvested common stock in the amount of 12,500 shares to directors of the Company.  The fair value of such nonvested stock was $175 based on the IPO price of $14.00 per share.  These grants will vest the earlier of the first anniversary of the grant date or the date of the next annual shareholders’ meeting, which is expected to be held in May 2011.  Lastly, on December 24, 2010, 80,000 and 25,000 shares of nonvested common stock were granted to Peter Georgiopoulos and John Wobensmith, respectively, which were approved by the Board of Directors on such date.  The fair value of such nonvested stock was $1,118.  Both of these grants of nonvested common stock will vest ratably on each of the four anniversaries of November 15, 2011.  All of the aforementioned grants of nonvested common stock were made under the Baltic Trading Limited 2010 Equity Incentive Plan.

5 - VESSEL ACQUISITIONS AND DISPOSITIONS

On June 24, 2010, GS&T executed a Master Agreement with Bourbon SA (“Bourbon”) under which GS&T is to purchase 16 drybulk vessels, including two newbuildings, for an aggregate price of $545,000.  Total vessel deposits of $54,500 were made during the second quarter of 2010.  There is only one remaining vessel to purchase which is subject to the completion of customary additional documentation and closing conditions.  Additionally, upon the delivery of each vessel, GS&T records a commission due to its financial advisor equivalent to 1% of the purchase price of the vessel and which is included as a component of the vessel asset.  GS&T intends to retain13 of the 16 vessels, 12 of which were delivered to GS&T in the third quarter of 2010, with the remaining vessel scheduled to be delivered in the first quarter of 2011.  Refer to Note 1 — General Information for a listing of the vessel delivery dates.  GS&T has elected not to retain three of the 16 vessels, including one newbuilding.  Therefore, upon delivery of these vessels during the year ended December 31, 2010, GS&T immediately resold them upon delivery based on GS&T’s aggregate purchase price of approximately $106,555 to MEP, a related party, including the 1% commission fee noted above.  GS&T entered into definitive agreements with MEP for this purpose.  One of the vessels was sold to MEP during the third quarter of 2010 for $36,562 and two of the vessels were sold to MEP during the fourth quarter of 2010 for a total of $69,993, each of which included the 1% commission fee noted above.  GS&T has financed the acquisition of these vessels, excluding the MEP vessels, using bank debt for approximately 60% of the purchase price, cash on hand, and proceeds from its concurrent offerings of common stock and 5.00% Convertible Senior Notes due August 15, 2015, which were completed on July 27, 2010.  Refer to Note 10 — Convertible Senior Notes for further details.

On June 3, 2010, GS&T entered into an agreement to purchase five Handysize drybulk vessels, including four newbuildings, from companies within the Metrostar Management Corporation group of companies (“Metrostar”) for an aggregate purchase price of $166,250.  Total vessel deposits of $16,625 were made during the second quarter of 2010.  The remaining purchases are subject to the completion of customary documentation and closing conditions.  Two of the vessels were delivered during the third quarter of 2010.  The Genco Ocean, a newbuilding Handysize vessel, was delivered on July 26, 2010 and the Genco Bay, a 2010 built Handysize vessel, was delivered on August 24, 2010.   The remaining three vessels are expected to be delivered to the Company between May and November 2011.  Four of the five vessels are secured on long term time charters, each of which includes a minimum and maximum base rate as well as profit-sharing components, with Cargill International S.A.  The remaining vessel is secured on a spot market-related time charter with Cargill International S.A. at a rate based on 115% of the average of the daily rates of the Baltic Handysize Index (“BHSI”), an index published by The Baltic Dry Index.  GS&T plans to finance the acquisition of the remaining vessels using operating cash as well as the $100,000 secured term loan facility which was entered into on August 12, 2010 and proceeds from its recent concurrent offerings of common stock and convertible notes.  Refer to Note 10 — Convertible Senior Notes.

On June 3, 2010, Baltic Trading entered into an agreement to purchase three Handysize drybulk vessels, including one newbuilding, from Metrostar for an aggregate purchase price of $99,750.  Total vessel deposits of $9,975 were made during the second quarter of 2010. Two of the vessels were delivered during August 2010.  The Baltic Wind, a 2009 built Handysize vessel, was delivered on August 4, 2010 and the Baltic Cove, a 2010 built Handysize vessel, was delivered on August 23, 2010.  The remaining vessel, the Baltic Breeze, a newbuilding, was delivered during the fourth quarter of 2010 on October 12, 2010.  All three vessels are secured on spot market-related time charters with Cargill International S.A. at a rate based on 115% of the average of the daily rates of the BHSI.

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

During 2009, the Company completed the acquisition of the Genco Commodus, Genco Maximus and Genco Claudius, respectively.  In July 2007, the Company entered into an agreement to acquire nine Capesize vessels from Metrostar for a net purchase price of $1,111,000, consisting of the value of the vessels and the liability for the below market time charter contracts acquired.  The Company completed the acquisition of these vessels during 2009.

On June 16, 2008 the Company agreed to acquire six drybulk newbuildings from Lambert Navigation Ltd., Northville Navigation Ltd., Providence Navigation Ltd., and Primebulk Navigation Ltd., for an aggregate purchase price of $530,000.  On November 3, 2008, the Company agreed to cancel the acquisition of these six drybulk newbuildings.  As part of the agreement, the selling group retained the deposits totaling $53,000 plus the interest earned on such deposits for the six vessels, comprised of three Capesize and three Handysize vessels.  This transaction resulted in a charge in the fourth quarter of 2008 to the Company’s income statement of $53,765 related to the forfeiture of these deposits.  This amount included $53,213, which was recorded in Deposits on vessels and included net capitalized interest, approximately $546 of interest income receivable which was recorded as part of Prepaid expenses and other current assets, and $6 of other expenses.  Additionally, on May 9, 2008, the Company agreed to acquire three 2007 built vessels, consisting of two Panamax vessels and one Supramax vessel, from Bocimar International N.V. and Delphis N.V. for an aggregate purchase price of approximately $257,000 which were all acquired during 2008.

On February 26, 2008, the Company completed the sale of the Genco Trader.  The Company realized a net gain of approximately $26,227 and had net proceeds of $43,084 from the sale of the vessel in the first quarter of 2008.  The Company had previously reached an agreement, on October 2, 2007, to sell the Genco Trader, a 1990-built Panamax vessel, to SW Shipping Co., Ltd. for $44,000 less a 2% brokerage commission payable to a third party.

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

Two of the Supramax vessels acquired from Bourbon and two of the Handysize vessels acquired from Metrostar during the third quarter of 2010 by GS&T had existing below market time charters at the time of the acquisitions.  During the year ended December 31, 2010, GS&T recorded a liability for time charters acquired of $2,146 which is being amortized as an increase to voyage revenues during the remaining term of each respective time charter.  There were no vessels acquired during the year ended December 31, 2009 that had existing time charters.  Below market time charters, including those acquired during previous years, were amortized as an increase in revenue in the amount of $4,560, $18,975 and $22,447 for the years ended December 31, 2010, 2009 and 2008, respectively.  The remaining unamortized fair market value of time charter acquired at December 31, 2010 and December 31, 2009 is $2,197 and $4,611, respectively.  This balance will be amortized into revenue over a weighted average period of 1.57 years and will be amortized as follows: $1,519 for 2011, $544 for 2012 and $134 for 2013.  The 2008 amortization amount includes the accelerated amortization of the unamortized fair market value of the time charter acquired related to the Genco Cavalier as a result of the charterer of the vessel going bankrupt.

Capitalized interest expense associated with newbuilding contracts for the years ended December 31, 2010, 2009 and 2008 was $446, $1,473 and $5,778, respectively.

6 —INVESTMENTS

The Company holds an investment in the capital stock of Jinhui.  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as AFS and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of AOCI.  At December 31, 2010 and December 31, 2009, the Company held 16,335,100 shares of Jinhui capital stock which is recorded at its fair value of $54,714 and $72,181, respectively, based on the closing price on December 30, 2010 and December 30, 2009.

During the fourth quarter of 2008, the Company reviewed the investment in Jinhui for indicators of other-than-temporary impairment in accordance with ASC 320-10.  Based on this review, the Company deemed the investment in Jinhui to be other-than-temporarily impaired as of December 31, 2008 due to the severity of the decline in its market value versus its cost basis.  As a result, during the fourth quarter of 2008, the Company recorded a $103,892 impairment charge.  As a result of the other-than-temporary impairment, the new cost basis of this investment is approximately $1.03 per share, the value of the investment at December 31, 2008.  The Company reviews the investment in Jinhui for impairment on a quarterly basis.  There were no impairment charges recognized during the years ended December 31, 2010 and 2009.

The unrealized gain for the Jinhui capital stock remains a component of AOCI since this investment is designated as an AFS security.

Refer to Note 12 — Accumulated Other Comprehensive (Loss) Income for a breakdown of the components of AOCI.

During 2008 the gain (loss) associated with the use of short-term forward currency contracts held during the year which were accounted for as fair value hedges is included as a component of other (expense) income and is offset by a reclassification from AOCI for the hedged portion of the currency gain (loss) on investment.

7 - EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year.  The computation of diluted earnings per share assumes the vesting of nonvested stock awards (refer to Note 21 — Nonvested Stock Awards), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 809,087 nonvested shares outstanding at December 31, 2010 (refer to Note 21 — Nonvested Stock Awards), 562,150 shares are anti-dilutive.  The Company’s diluted earnings per share will also reflect the assumed conversion under the Company’s convertible debt if the impact is dilutive under the “if converted” method. The impact of the convertible debt is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Years Ended December 31,
	2010	2009	2008

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	32,987,449	31,295,212	30,290,016

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	32,987,449	31,295,212	30,290,016

Dilutive effect of convertible notes	2,760,693	—	—

Dilutive effect of restricted stock awards	143,231	149,851	162,834

Weighted average common shares outstanding, diluted	35,891,373	31,445,063	30,452,850

The following table sets forth a reconciliation of the net income attributable to GS&T and the net income attributable to GS&T for diluted earnings per share under the “if-converted” method:

	Years Ended December 31,
	2010	2009	2008

Net income attributable to GS&T	$141,243	$148,624	$86,580

Interest expense related to convertible notes	4,657	—	—

Net income attributable to GS&T for the computation of diluted earnings per share	$145,900	$148,624	$86,580

8 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these consolidated financial statements:

The Company makes available employees performing internal audit services to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.  For the years ended December 31, 2010, 2009 and 2008, the Company invoiced $200, $162 and $175, respectively, to GMC which includes time associated with such internal audit services.  During 2009, the amount invoiced of $162 included $4 of office expenses.  Additionally, during the years ended December 31, 2010, 2009 and 2008, the Company incurred travel and other related expenditures totaling $336, $139 and $337, respectively, reimbursable to GMC or its service provider.  For the year ended December 31, 2010, 2009 and 2008 approximately $0, $0 and $9 of these travel expenditures were paid from the gross proceeds received from the May 2008 equity offering and as such were included in the determination of net proceeds.  At December 31, 2010, the amount due to GMC from the Company was $74.  At December 31, 2009, the amount due to the Company from GMC was $41.

During the years ended December 31, 2010, 2009 and 2008, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $390, $80, and $99, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At December 31, 2010 and 2009, $234 and $3, respectively, was outstanding to Constantine Georgiopoulos.

During the year ended December 31, 2010, the Company utilized the services of North Star Maritime, Inc. (“NSM”) which is owned and operated by one of GS&T’s directors, Rear Admiral Robert C. North, USCG (ret.).  NSM, a marine industry consulting firm, specializes in international and domestic maritime safety, security and environmental protection issues.  NSM billed $12 for services rendered during the year ended December 31, 2010.  There were no services rendered from NSM during 2009 and 2008.  There are no amounts due to NSM at December 31, 2010 and 2009.

During 2009 and 2010, GS&T and Baltic Trading, respectively, entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the their fleets.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is Chairman of the Board of Aegean.  During the years ended December 31, 2010 and 2009, Aegean supplied lubricating oils to the Company’s vessels aggregating $1,457 and $230, respectively.  At December 31, 2010 and 2009, $302 and $226 remained outstanding, respectively.  There were no purchases of lubricating oils made from Aegean during 2008.

During the year ended December 31, 2010, the Company invoiced MEP for technical services provided and expenses paid on MEP’s behalf aggregating $108,982.  This amount also included the purchase of three Bourbon vessels on MEP’s behalf (Refer to Note 5 — Vessel Acquisitions and Dispositions).  MEP is managed by a company owned by Peter C. Georgiopoulos, Chairman of the Board.  At December 31, 2010 and 2009, $57 and $0, respectively, was due to the Company from MEP.  Total service revenue earned by the Company for technical services provided to MEP for the year ended December 31, 2010 was $1,249.

9 - LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2010	December 31, 2009

2007 Credit Facility	$1,277,000	$1,327,000
$100 Million Term Loan Facility	38,880	—
$253 Million Term Loan Facility	226,809	—
2010 Baltic Trading Credit Facility	101,250	—
Less: Current portion	(71,841)	(50,000)

Long-term debt	$1,572,098	$1,277,000

2007 Credit Facility

On July 20, 2007, the Company entered into a credit facility with DnB Nor Bank ASA (the “2007 Credit Facility”) for the purpose of acquiring nine Capesize vessels and refinancing the Company’s existing 2005 Credit

Facility and Short-Term Line.  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent.  The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the 2005 Credit Facility and the Short-Term Line, and these two facilities have accordingly been terminated.  As of December 31, 2010 and 2009, $1,277,000 and $1,327,000 was outstanding under the 2007 Credit Facility.  The maximum amount that may be borrowed under the 2007 Credit Facility at December 31, 2010 is $1,277,000.  As of December 31, 2010, the Company has utilized its maximum borrowing capacity under the 2007 Credit Facility.

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

Loans made under the 2007 Credit Facility may be and have been used for the following:

•                  up to 100% of the en bloc purchase price of $1,111,000 for nine modern drybulk Capesize vessels, which the Company has agreed to purchase from Metrostar;

•                  repayment of amounts previously outstanding under the Company’s 2005 Credit Facility, or $206,233;

•                  the repayment of amounts previously outstanding under the Company’s Short-Term Line, or $77,000;

•                      possible acquisitions of additional drybulk carriers between 25,000 and 180,000 dwt that are up to ten years of age at the time of delivery and not more than 18 years of age at the time of maturity of the credit facility;

•                      up to $50,000 of working capital; and

•                      the issuance of up to $50,000 of standby letters of credit.  At December 31, 2010 and 2009, there were no letters of credit issued under the 2007 Credit Facility.

All amounts owing under the 2007 Credit Facility are secured by the following:

•      cross-collateralized first priority mortgages on 35 of the Company’s existing vessels and any new vessels financed with the 2007 Credit Facility;

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

The Company has completed a pledge of its ownership interests in the subsidiary guarantors that own the nine Capesize vessels acquired.  The other collateral described above was pledged, as required, within 30 days of the effective date of the 2007 Credit Facility.

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

The 2007 Credit Facility includes the following financial covenants which apply to the Company and its subsidiaries on a consolidated basis and are measured at the end of each fiscal quarter beginning with June 30, 2007:

•                        The leverage covenant requires the maximum average net debt to EBITDA ratio to be no greater than  5.5:1.0.

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

•                        The aggregate fair market value of the mortgaged vessels must at all times be at least 130% of the aggregate outstanding principal amount under the credit facility plus all letters of credit outstanding; the Company has a 30 day remedy period to post additional collateral or reduce the amount of the revolving loans and/or letters of credit outstanding.  This covenant was waived effective for the year ended December 31, 2008 and indefinitely until the Company can represent that it is in compliance with all of its financial covenants as per the 2009 Amendment as described above.

As of December 31, 2010, the Company believes it is in compliance with all of the financial covenants under its 2007 Credit Facility, as amended, with the exception of the collateral maintenance financial covenant, which has been waived as discussed above.

On June 18, 2008, the Company entered into an amendment to the 2007 Credit Facility allowing the Company to prepay vessel deposits to give the Company flexibility in refinancing potential vessel acquisitions.

Due to refinancing of the 2007 Credit Facility as a result of entering into the 2009 Amendment, the Company incurred a non-cash write-off of unamortized deferred financing costs in the amount of $1,921 associated with capitalized costs related to prior amendments and this charge was reflected in interest expense in the fourth quarter of

2008.

The following table sets forth the repayment of the outstanding debt of $1,277,000 at December 31, 2010 under the 2007 Credit Facility, as amended:

Period Ending December 31,	Total

2011	$50,000
2012	108,890
2013	192,780
2014	192,780
2015	192,780
Thereafter	539,770
Total debt	$1,277,000

$100 Million Term Loan Facility

On August 12, 2010, the Company entered into a $100,000 secured term loan facility (“$100 Million Term Loan Facility”).  Crédit Agricole Corporate and Investment Bank, which is also acting as Agent and Security Trustee; and Crédit Industriel et Commercial; and Skandinaviska Enskilda Banken AB (publ) are the lenders under the facility.  The Company has used or intends to use the $100 Million Term Loan Facility to fund or refund to the Company a portion of the purchase price of the acquisition of five vessels from Metrostar (Refer to Note 5 — Vessel Acquisitions and Dispositions).  Under the terms of the facility, the $100 Million Term Loan Facility will be drawn down in five equal tranches of $20,000 each, with one tranche per vessel.  The $100 Million Term Loan Facility has a final maturity date of seven years from the date of the first drawdown, or August 17, 2017, and borrowings under the facility bear interest at LIBOR for an interest period of one, three or six months (as elected by the Company), plus 3.00% per annum.  A commitment fee of 1.35% is payable on the undrawn committed amount of the $100 Million Term Loan Facility, which began accruing on August 12, 2010.  Borrowings are to be repaid quarterly, with the outstanding principal amortized on a 13-year profile, with any outstanding amount under the $100 Million Term Loan Facility to be paid in full on the final maturity date.  Repaid amounts are no longer available and cannot be reborrowed.  Borrowings under the $100 Million Term Loan Facility are secured by liens on the five Metrostar vessels purchased by GS&T and other related assets.  Certain of the Company’s wholly-owned ship-owning subsidiaries, each of which own or will own one of the five Metrostar vessels, will act as guarantors under the $100 Million Term Loan Facility.

As of December 31, 2010, two drawdowns of $20,000 each had been made for the deliveries of the Genco Ocean and Genco Bay.  These drawdowns were made on August 17, 2010 and August 23, 2010, respectively.  During the year ended December 31, 2010, total required repayments of $1,120 were made.  As of December 31, 2010, total availability under the $100 Million Term Loan Facility was $60,000.

The $100 Million Term Loan Facility requires the Company to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, interest coverage and dividends; minimum working capital requirements; collateral maintenance requirements; and other covenants, most of which are in principle and calculation similar to the Company’s covenants under the existing 2007 Credit Facility, except for the minimum cash requirement, which is $750 per mortgaged vessel under this facility.  The $100 Million Term Loan Facility includes usual and customary events of default and remedies for facilities of this nature.  Availability of each tranche of the $100 Million Term Loan Facility is subject to the acquisition of each of the five vessels from Metrostar and other conditions and documentation relating to the collateral securing the credit facility.

The Company believes it is in compliance with all of the financial covenants under the $100 Million Term Loan Facility as of December 31, 2010.

The following table sets forth the repayment of the outstanding debt of $38,880 at December 31, 2010 under the $100 Million Term Loan Facility:

Period Ending December 31,	Total

2011	$3,077
2012	3,077
2013	3,077
2014	3,077
2015	3,077
Thereafter	23,495
Total debt	$38,880

$253 Million Term Loan Facility

On August 20, 2010, the Company entered into a $253,000 senior secured term loan facility (“$253 Million Term Loan Facility”).  BNP Paribas; Crédit Agricole Corporate and Investment Bank; DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, who is also acting as Security Agent and Bookrunner; and Skandinaviska Enskilda Banken AB (publ) are Lenders and Mandated Lead Arrangers under the facility.  Deutsche Bank Luxembourg S.A. is acting as Agent under the facility, and Deutsche Bank AG and all of the Lenders other than Deutsche Bank AG Filiale Deutschlandgeschäft are acting as Swap Providers under the facility.  The Company has used or intends to use the $253 Million Term Loan Facility to fund a portion of the purchase price of the acquisition of 13 vessels from affiliates of Bourbon.  Under the terms of the facility, the $253 Million Term Loan Facility will be drawn down in 13 tranches in amounts based on the particular vessel being acquired, with one tranche per vessel.  The $253 Million Term Loan Facility has a maturity date of August 14, 2015 and borrowings under the $253 Million Term Loan Facility bear interest, as elected by the Company, at LIBOR for an interest period of three or six months, plus 3.00% per annum.  A commitment fee of 1.25% is payable on the undrawn committed amount of the $253 Million Term Loan Facility, which began accruing on August 20, 2010.  Borrowings are to be repaid quarterly with outstanding principal amortized on a per vessel basis and any outstanding amount under the $253 Million Term Loan Facility to be paid in full on the maturity date.  Repaid amounts are no longer available and cannot be reborrowed.  Borrowings under the $253 Million Term Loan Facility are secured by liens on the Bourbon vessels and other related assets.  Certain of the Company’s wholly-owned ship-owning subsidiaries, each of which owns or will own one of the Bourbon vessels, will act as guarantors under the credit facility.

As of December 31, 2010, total drawdowns of $231,500 have been made under the $253 Million Term Loan Facility to fund or refund to the Company a portion of the purchase price of the 12 Bourbon vessels delivered during the third quarter of 2010.  Refer to Note 5 — Vessel Acquisitions and Dispositions for a listing of the vessels delivered.  Total required debt repayments of $4,691 were made during the year ended December 31, 2010.  As of December 31, 2010, total availability under the $253 Million Term Loan Facility was $21,500.

The $253 Million Term Loan Facility requires the Company to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, liquidity and interest coverage; dividends; collateral maintenance requirements; and other covenants, most of which are in principle and calculation similar to our covenants under the existing 2007 Credit Facility, except for the minimum cash requirement, which is $750 per mortgaged vessel under this facility.  As of December 31, 2010, the Company had deposited $9,000 that has been reflected as restricted cash at December 31, 2010.  Restricted cash will be released only if the underlying collateral is sold or disposed of.  The $253 Million Term Loan Facility includes usual and customary events of default and remedies for facilities of this nature.  Availability of each tranche of the $253 Million Term Loan Facility will be subject to the delivery of each vessel from Bourbon and other conditions and documentation relating to the collateral securing the $253 Million Term Loan Facility.

The Company believes it is in compliance with all of the financial covenants under the $253 Million Term Loan Facility as of December 31, 2010.

The following table sets forth the repayment of the outstanding debt of $226,809 at December 31, 2010 under the $253 Million Term Loan Facility:

Period Ending December 31,	Total

2011	$18,764
2012	18,764
2013	18,764
2014	18,764
2015	151,753
Total debt	$226,809

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

Under the 2008 Term Facility, subject to the conditions set forth in the Credit Agreement, the Company was able to borrow an amount up to $320 million.  Amounts borrowed and repaid under the 2008 Term Facility could not be reborrowed.  The 2008 Term Facility had a maturity date on the earlier of the fifth anniversary of the initial borrowing date under the facility or December 31, 2013.

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

2010 Baltic Trading Credit Facility

On April 16, 2010, Baltic Trading entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch. (the “2010 Baltic Trading Credit Facility”) An amendment to the 2010 Baltic Trading Credit Facility was entered into by Baltic Trading effective November 30, 2010.  This amendment increased the commitment amount of the 2010 Baltic Trading Credit Facility from $100,000 to $150,000 and amounts borrowed will bear interest at LIBOR plus a margin of 3.00% as compared to 3.25% under the original facility.  The term of the 2010 Baltic Trading Credit Facility was extended to six years from the previous 3.5 years and will now mature on November 30, 2016 as compared to April 16, 2014 previously.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Baltic Trading Credit Facility, which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the commitment letter entered on February 25, 2010, Baltic Trading paid an upfront fee of $313.  Additionally, upon executing the original 2010 Baltic Trading Credit Facility, Baltic Trading paid the remaining upfront fee of $938, for total fees of $1,250.  In connection with the amendment to the 2010 Credit Facility effective November 30, 2010, Baltic Trading paid an upfront fee of $1,350.  Of the total facility amount of $150,000, $25,000 is available for working capital purposes.  As of December 31, 2010, total available working capital borrowings were $23,500 as $1,500 was drawn down during the year ended December 31, 2010 for working capital purposes.  As of December 31, 2010, $48,750 remained available under the 2010 Credit Facility as total drawdowns of $101,250 were made to fund the purchase of the Baltic Wind, Baltic Cove and Baltic Breeze.  Refer to Note 5 — Vessel Acquisitions and Dispositions for further information regarding these vessel deposits and acquisitions.

Baltic Trading intends to use the 2010 Baltic Trading Credit Facility primarily for bridge financing for future vessel acquisitions.  Pursuant to the amended 2010 Baltic Trading Credit Facility, the total commitment of $150,000 will be reduced in 11 consecutive semi-annual reductions of $5,000 commencing on the six month anniversary of the effective date, or May 31, 2011.  On the maturity date, November 30, 2016, the total commitment will reduce to zero and all borrowing must be repaid in full by Baltic Trading.

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

The amended 2010 Baltic Trading Credit Facility includes the following financial covenants which apply to Baltic Trading and its subsidiaries on a consolidated basis and are measured at the end of each fiscal quarter:

•                        Cash and cash equivalents plus the undrawn amount available for working capital under the facility must not be less than $5,000 during the first year following the amendment, or until November 30, 2011.  Beginning December 1, 2010, cash and cash equivalents plus the undrawn amount available for working capital under the facility must not be less than $750 per vessel for all vessels in Baltic Trading’s fleet.

•                        Consolidated net worth must not be less than (i) $232,796 plus (ii) 50% of the value of any subsequent primary equity offerings of Baltic Trading.

•                        The aggregate fair market value of the mortgaged vessels must at all times be at least 140% of the aggregate outstanding principal amount under the 2010 Baltic Trading Credit Facility.

Under the 2010 Baltic Trading Credit Facility, Baltic Trading is not permitted to make loans to GS&T or Genco Investments LLC if an event of default existed at the time of the loan or could be reasonably expected to result there from.  In addition, Baltic Trading would not be permitted under the facility to declare or pay dividends to its shareholders (including Genco Investments LLC) if an event of default existed at the time of payment or would be caused thereby.  As of December 31, 2010, to remain in compliance with a net worth covenant in the facility, Baltic Trading needs to maintain a net worth of $232,796 after the payment of any dividends.

The Company believes it is in compliance with all of the financial covenants under the 2010 Baltic Trading Credit Facility as of December 31, 2010.

The following table sets forth the repayment of the outstanding debt of $101,250 at December 31, 2010 under the 2010 Baltic Trading Credit Facility:

Period Ending December 31,	Total

2011	$—
2012	—
2013	—
2014	—
2015	1,250
Thereafter	100,000

Total debt	$101,250

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

	Year ended December 31,
	2010	2009	2008
Effective interest rate	4.64%	5.12%	5.24%
Range of interest rates (excluding impact of swaps and unused commitment fees)	2.25% to 3.60%	1.23% to 5.56%	1.35% to 6.10%

Letter of credit

In conjunction with the Company entering into a long-term office space lease (See Note 19 - Commitments and Contingencies), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit.  As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank.  The letter of credit outstanding as of December 31, 2010 and 2009 was $300 and $333, respectively, at a fee of 1% per annum.  The letter of credit is cancelable on each renewal date provided the landlord is given 150 days minimum notice.

10 — CONVERTIBLE SENIOR NOTES

The Company issued $125,000 of 5.0% Convertible Senior Notes on July 27, 2010 (the “2010 Notes”).  The 2010 Notes mature on August 15, 2015 and are convertible into shares of the Company’s common stock at a conversion rate of approximately 51.0204 shares of common stock per (in whole dollars) $1,000 principal amount of the 2010 Notes (equivalent to an initial conversion price of $19.60 per share, representing a 22.5% conversion premium over the concurrent offering price of $16.00 per share of the Company’s common stock on July 21, 2010), subject to adjustment, based on the occurrence of certain events, including, but not limited to, (i) the issuance of certain dividends on our common stock, (ii) the issuance of certain rights, options or warrants, (iii) the effectuation of share splits or combinations, (iv) certain distributions of property and (v) certain issuer tender or exchange offers as described in the Indenture, with the amount due on conversion payable in shares, cash, or a combination thereof at the Company’s discretion.   The total underlying shares of the 2010 Notes are 6,377,551 shares of common stock.  Since the Company can settle a conversion of the 2010 Notes with shares, cash, or a combination thereof at its discretion, the Company allocated the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The liability component of the debt instrument is being accreted to par value using the effective interest method over the remaining life of the debt. This accretion is reported as a component of interest expense. The equity component is not subsequently revalued as long as it continues to qualify for equity treatment.

Upon issuance, the Company estimated the fair value of the liability component of the 2010 Notes, assuming a 10% non-convertible borrowing rate, to be $100,625 and the fair value of the conversion option to be $24,375. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date and the Company proportionately allocated approximately $918 of issuance costs against this equity component. The issuance costs allocated to the liability component of $3,637 along with the debt discount is being amortized to interest expense over the approximate 5 year period to the maturity of the 2010 Notes on August 15, 2015 resulting in additional interest expense in future periods.  The issuance cost allocated to the liability component has been recorded as deferred financing costs; refer to Note 15 — Other Assets, net.

The 2010 Notes were issued pursuant to an indenture, dated as of July 27, 2010 (the “Base Indenture”), by and between the Company and The Bank of New York Mellon, as trustee (the “Trustee”), supplemented by the First Supplemental Indenture dated as of June 27, 2010, by and between the Company and the Trustee (the “Supplemental Indenture,” and together with the Base Indenture, the “Indenture”).  The 2010 Notes are represented by a global security, executed by the Company, in the form attached to the Supplemental Indenture.

Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2011. The 2010 Notes will mature on August 15, 2015, subject to earlier repurchase or conversion upon the occurrence of certain events. Holders may convert their 2010 Notes before February 15, 2015, only in certain circumstances determined by (i) the market price of the Company’s common stock, (ii) the trading price of the 2010 Notes, or (iii) the occurrence of specified corporate events.  The 2010 Notes are subject to repurchase by the Company at the option of the holders following a fundamental change, as defined in the Indenture, including, but not limited to, (i) certain ownership changes, (ii) certain recapitalizations, mergers and dispositions, (iii) approval of any plan or proposal for the liquidation, or dissolution of the Company, and (iv) the Company’s common stock ceasing to be listed on any of the New York Stock Exchange or the Nasdaq Global Select Market, any of their respective successors or any other U.S. national securities exchange, at a price equal to 100% of the principal amount of the 2010 Notes plus accrued and unpaid interest up to the fundamental change repurchase date.  After February 15, 2015, holders may convert their 2010 Notes at any time thereafter until the second scheduled trading day preceding maturity.

The Indenture includes customary agreements and covenants by the Company, including with respect to events of default.

The following tables provide additional information about the Company’s 2010 Notes.

December 31, 2010
Carrying amount of the equity component (additional paid-in capital)	$24,375
Principal amount of the 2010 Notes	125,000
Unamortized discount of the liability component	22,691
Net carrying amount of the liability component	102,309

For the year ended December 31, 2010
Effective interest rate on liability component	9.9%
Cash interest expense recognized	$2,662
Non-cash interest expense recognized	1,684
Non-cash deferred financing costs recognized as interest expense	311

The remaining period over which the unamortized discount will be recognized is 4.6 years. As of December 31, 2010, the if-converted value of the 2010 Notes does not exceed their principal amount.

The 2010 Notes have been classified as a noncurrent liability on the consolidated balance sheet as of December 31, 2010 because the Company can settle the principal amount of the 2010 Notes with shares, cash, or a combination thereof at its discretion.

11 - INTEREST RATE SWAP AGREEMENTS

The Company has ten interest rate swap agreements with DnB NOR Bank ASA to manage interest costs and the risk associated with changing interest rates related to the Company’s 2007 Credit Facility, which were outstanding at December 31, 2010 and 2009.  The total notional principal amount of the swaps at December 31, 2010 and 2009 is $756,233 and the swaps have specified rates and durations.

The following table summarizes the interest rate swaps designated as cash flow hedges that are in place as of December 31, 2010 and 2009:

Interest Rate Swap Detail				December 31, 2010	December 31, 2009
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
7/31/07	5.115%	11/30/07	11/30/11	100,000	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000	100,000
1/22/08	2.89%	2/1/08	2/1/11	50,000	50,000
1/9/09	2.05%	1/22/09	1/22/14	100,000	100,000
2/11/09	2.45%	2/23/09	2/23/14	50,000	50,000

				$756,233	$756,233

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

The interest expense pertaining to the interest rate swaps for the years ended December 31, 2010, 2009 and 2008 was $30,204, $28,585 and 9,470, respectively.

The swap agreements, with effective dates prior to December 31, 2010, synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of the swap plus the Applicable Margin, as defined in the “2007 Credit Facility” section above in Note 9 — Long-Term Debt.

The following table summarizes the derivative asset and liability balances at December 31, 2010 and 2009:

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	December 31, 2010	December 31, 2009	Sheet Location	December 31, 2010	December 31, 2009
Derivatives designated as hedging instruments
Interest rate contracts	Fair value of derivative instruments (Current Assets)	$—	$—	Fair value of derivative instruments (Current Liabilities)	$4,417	$—
Interest rate contracts	Fair value of derivative instruments (Noncurrent Assets)	—	2,108	Fair value of derivative instruments (Noncurrent Liabilities)	38,880	44,139

Total derivatives designated as hedging instruments		$—	$2,108		$43,297	$44,139

Total Derivatives		$—	$2,108		$43,297	$44,139

The following tables present the impact of derivative instruments and their location within the Consolidated Statement of Operations:

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Year Ended December 31, 2010

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2010	Portion)	2010	Portion)	2010
Interest rate contracts	$(31,536)	Interest Expense	$(30,204)	Other Income (Expense)	$66

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Year Ended December 31, 2009

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2009	Portion)	2009	Portion)	2009
Interest rate contracts	$(4,390)	Interest Expense	$(28,585)	Other Income (Expense)	$(288)

Hedge ineffectiveness associated with the interest rate swaps resulted in other (expense) income of $98 for the year ended December 31, 2008.

At December 31, 2010, ($27,516) of AOCI is expected to be reclassified into interest expense over the next 12 months associated with interest rate swaps.

The Company is required to provide collateral in the form of vessel assets to support the interest rate swap agreements, excluding vessel assets of Baltic Trading.  At December 31, 2010, the Company’s 35 vessels mortgaged under the 2007 Credit Facility served as collateral in the aggregate amount of $100,000.

12 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of AOCI included in the accompanying consolidated balance sheets consist of net unrealized gain (loss) on cash flow hedges, and net unrealized gain (loss) from investments in Jinhui stock as of December 31, 2010 and 2009.

	AOCI	Net Unrealized Gain (loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Investments
AOCI — January 1, 2009	$(66,014)	$(66,014)	$—
Change in unrealized gain on investments	55,408		55,408
Unrealized gain on cash flow hedges	24,195	24,195
AOCI — December 31, 2009	13,589	(41,819)	55,408
Change in unrealized gain on investments	(17,466)		(17,466)
Unrealized loss on cash flow hedges	(1,333)	(1,333)
AOCI — December 31, 2010	$(5,210)	$(43,152)	$37,942

13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of the Company’s financial instruments at December 31, 2010 and 2009 are noted below. All carrying values estimate the instrument’s fair values with the exception of the 2010 Notes. The carrying value of the 2010 Notes does not include the conversion option and includes the accretion of interest since the inception of the 2010 Notes.

	December 31, 2010	December 31, 2009
Cash and cash equivalents	$270,877	$188,267
Restricted cash	9,000	17,500
Investments	54,714	72,181
Floating rate debt	1,643,939	1,327,000
2010 Notes	102,309	—
Derivative instruments — asset position	—	2,108
Derivative instruments — liability position	43,297	44,139

The fair value of the investments is based on quoted market rates.  The fair value of the floating rate debt under the 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility are estimated based on current rates offered to the Company for similar debt of the same remaining maturities.  Additionally, the Company considers its creditworthiness in determining the fair value of the floating rate debt under the credit facilities.  The carrying value approximates the fair market value for these floating rate loans.  The fair value of the convertible senior notes payable represents the market value of the 2010 Notes at December 31, 2010 without bifurcating the value of the conversion option.  The fair value of the interest rate swaps is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of both the swap counterparty and the Company.

The Accounting Standards Codification subtopic 820-10, “Fair Value Measurements & Disclosures” (“ASC 820-10”), applies to all assets and liabilities that are being measured and reported on a fair value basis.  This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The guidance requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The following table summarizes the valuation of the Company’s investments and financial instruments by the above pricing levels as of the valuation dates listed:

	December 31, 2010
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents	$—	$—	$—
Investments	54,714	54,714	—
2010 Notes	129,531	—	129,531
Derivative instruments — liability position	43,297	—	43,297

	December 31, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents	$75,057	$75,057	$—
Investments	72,181	72,181	—
Derivative instruments — asset position	2,108	—	2,108
Derivative instruments — liability position	44,139	—	44,139

The Company had an investment of $0 and $75,057 in the JPMorgan US Dollar Liquidity Fund Institutional at December 31, 2010 and December 31, 2009, respectively.  The JPMorgan US Dollar Liquidity Fund Institutional is a money market fund which invests its assets in high quality transferable short term USD-denominated fixed and floating rate debt securities and has a portfolio with a weighted average investment maturity not to exceed 60 days.  The value of this fund is publicly available and is considered a Level 1 item.  The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The 2010 Notes are publicly traded in the over-the-counter market, however, they are not considered to be actively traded.  As such, the 2010 Note has been classified as a Level 2 Item.  The Company’s interest rate derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR.  The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first four years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  Refer to Note 11 — Interest Rate Swap Agreements for further information regarding the Company’s interest rate swap agreements.  ASC 820-10 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty.  Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position have also been factored into the fair value measurement of the derivative instruments in an asset or liability position and did not have a material impact on the fair value of these derivative instruments.  As of December 31, 2010, both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

14 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2010	December 31, 2009
Lubricant inventory and other stores	$7,445	$3,971
Prepaid items	4,693	3,086
Insurance Receivable	1,257	1,408
Other	615	1,719
Total	$14,010	$10,184

15 — OTHER ASSETS, NET

Other assets consist of the following:

(i) Deferred financing costs, which include fees, commissions and legal expenses associated with securing loan facilities and other debt offerings.  These costs are amortized over the life of the related debt and are included in interest expense.  As of December 31, 2010, the Company has deferred financing fees associated with the 2007 Credit Facility, the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, the debt portion of the 2010 Notes and the 2010 Baltic Trading Credit Facility.  (Refer to Note 9 — Long-Term Debt and Note 10 — Convertible Senior Notes)  As of December 31, 2009, there were deferred financing fees associated only with the 2007 Credit Facility as the other loan facilities and debt offerings occurred during the year ended December 31, 2010.

Total net deferred financing costs consist of the following as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

2007 Credit Facility	$10,074	$10,079
$100 Million Term Loan Facility	1,318	—
$253 Million Term Loan Facility	3,529	—
2010 Notes	3,637	—
2010 Baltic Trading Credit Facility	2,940	—
Total deferred financing costs	21,498	10,079
Less: accumulated amortization	4,561	2,585
Total	$16,937	$7,494

During the fourth quarter of 2008, the cancellation of the 2008 Term Facility resulted in a write-off of the unamortized deferred financing costs of $2,191 to interest expense.  Additionally, during the fourth quarter of 2008, the refinancing of the 2007 Credit Facility due to the 2009 Amendment resulted in a write-off of a portion of the unamortized deferred financing costs of $1,921 to interest expense.  There were no write-offs of deferred financing fees during the years ended December 31, 2010 and 2009.

(ii) Deferred registration costs, which includes costs associated with preparing Baltic Trading for a public offering.  These costs, which existed as of December 31, 2009, were offset against proceeds received from the initial public offering, which was completed on March 15, 2010.  The Company has deferred registration costs of $0 and $834 at December 31, 2010 and 2009, respectively.

16 - FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2010	December 31, 2009
Fixed assets:
Vessel equipment	$2,386	$2,118
Leasehold improvements	1,146	1,146
Furniture and fixtures	347	347
Computer equipment	472	401
Total cost	4,351	4,012
Less: accumulated depreciation and amortization	2,041	1,554
Total	$2,310	$2,458

17 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2010	December 31, 2009
Accounts payable	$6,454	$3,171
Accrued general and administrative expenses	14,166	8,409
Accrued vessel operating expenses	11,170	7,029
Total	$31,790	$18,609

18 - REVENUE FROM TIME CHARTERS

Total voyage revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, for the years ended December 31, 2010, 2009 and 2008 was $447,438, $379,531, and $405,370 respectively.  Included in revenue for the year ended December 31, 2009 is $442 received from loss of hire insurance associated with unscheduled off-hire associated with the Genco Hunter.  Included in revenues for the year ended December 31, 2008 is $176 and $1,248 received from loss of hire insurance associated with unscheduled off-hire associated with the Genco Trader and Genco Hunter, respectively.  Additionally, included in revenues for the years ended December 31, 2010, 2009 and 2008 was $574, $2,600 and $22,829 of profit sharing revenue.   At December 31, 2010, future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of January 25, 2011 is expected to be $173,332 during 2011, $49,881 during 2012 and $1,674 during 2013, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For most drydockings, the Company assumes 20 days of offhire.   Additionally, future minimum revenue excludes revenue earned for the five vessels currently in pool arrangements, namely the Genco Explorer, Genco Pioneer, Genco Progress, Genco Reliance and Genco Sugar, as pool rates cannot be estimated.  Additionally, future minimum revenue excludes revenue to be earned for the Company’s vessels that are or will be on spot market-related time charters, as spot rates cannot be estimated, namely the nine Baltic Trading vessels as well as Genco Augustus, Genco Auvergne, Genco Brittany, Genco Challenger, Genco Charger, Genco Knight, Genco Languedoc, Genco Leader, Genco Maximus, Genco Picardy, Genco Success, Genco Surprise, Genco Thunder, Genco Vigour, and Genco Warrior.

19 - COMMITMENTS AND CONTINGENCIES

In September 2005, the Company entered into a 15-year lease for office space in New York, New York.  The monthly rental is as follows:  Free rent from September 1, 2005 to July 31, 2006, $40 per month from August 1, 2006 to August 31, 2010, $43 per month from September 1, 2010 to August 31, 2015, and $46 per month from September 1, 2015 to August 31, 2020.  The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company has a deferred rent credit at December 31, 2010 and 2009 of $657 and $687, respectively.  The Company has the option to extend the lease for a period of five years from September 1, 2020 to August 31, 2025.  The rent for the renewal period will be based on the prevailing market rate for the six months prior to the commencement date of the extension term.  Rent expense was $467 for each of the years ended December 31, 2010, 2009 and 2008.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $518 for 2011 through 2014, $529 for 2015 and a total of $2,568 for the remaining term of the lease.

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application.  On February 5, 2010, the rehabilitation plan submitted by Samsun was approved by the South Korean courts.  As part of the rehabilitation process, the Company’s claim of $17,212 will be settled in the following manner; 34%, or $5,852, will be paid in cash in annual installments on December 30th of each year from 2010 through 2019 ranging in percentages from eight to 17; the remaining 66%, or $11,360, was converted to Samsun shares at a specified value per share.  On December 30, 2010, a total payment was due from Samsun in the amount of $585 which represents ten percent of the total $5,852 approved cash settlement.  This amount has been recorded as other operating income.

20 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan which is available to full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis.  The matching contribution vests immediately.  For the years ended December 31, 2010, 2009 and 2008, the Company’s matching contributions to this plan were $242, $177 and $166, respectively.

21- NONVESTED STOCK AWARDS

On July 12, 2005, the Company’s Board of Directors approved the Genco Shipping and Trading Limited 2005 Equity Incentive Plan (the “GS&T Plan”).  Under this plan, the Company’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to employees, directors and consultants who the compensation committee (or other committee or the Board of Directors) believes are key to the Company’s success.  Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, nonvested stock, unrestricted stock and performance shares.  The aggregate number of shares of common stock available for award under the GS&T Plan is 2,000,000 shares.

Grants of nonvested common stock to executives and employees vest ratably on each of the four anniversaries of the determined vesting date.  Grants of nonvested common stock to directors vest the earlier of the first anniversary of the grant date or the date of the next annual shareholders’ meeting, which are typically held during May.  Grants of nonvested common stock to the Company’s Chairman, Peter C. Georgiopoulos, that are not granted as part of grants made to all directors, excluding the grant made on December 21, 2010, vest ratably on each of the ten anniversaries of the vesting date.

The table below summarizes the Company’s nonvested stock awards for the three years ended December 31, 2010 under the GS&T Plan:

	Year Ended December 31,
	2010		2009		2008
	Number of Shares	Weighted Average Grant Date Price	Number of Shares	Weighted Average Grant Date Price	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1	437,000	$25.86	449,066	$27.96	231,881	$34.32
Granted	514,650	16.07	133,250	22.68	322,500	25.34
Vested	(142,563)	27.16	(145,316)	29.42	(105,316)	33.93
Forfeited	—	—	—	—	—	—

Outstanding at December 31	809,087	$19.40	437,000	$25.86	449,066	$27.96

The total fair value of shares that vested under the GS&T Plan during the years ended December 31, 2010, 2009 and 2008 was $2,414, $3,467 and $3,614, respectively.

For the years ended December 31, 2010, 2009 and 2008, the Company recognized nonvested stock amortization expense for the GS&T Plan, which is included in general, administrative and management fees, as follows:

	Year Ended December 31,
	2010	2009	2008
General, administrative and management fees	$4,327	$4,220	$5,953

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2010, unrecognized compensation cost of $11,252 related to nonvested stock will be recognized over a weighted average period of 4.44 years.

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

Grants of restricted stock to Peter Georgiopoulos, Chairman of the Board of Baltic Trading, and John

Wobensmith, President and Chief Financial Officer of Baltic Trading, made in connection with Baltic Trading’s IPO vest ratably on each of the first four anniversaries of March 15, 2010.  Grants of restricted common stock to Baltic Trading’s directors made following Baltic Trading’s IPO (which exclude the foregoing grant to Mr. Georgiopoulos) vest the earlier of the first anniversary of the grant date or the date of Baltic Trading’s next annual shareholders’ meeting, which is expected to be held in May 2011.  Grants of restricted stock made to executives and the Chairman of the Board not in connection with the Company’s IPO vest ratably on each of the first four anniversaries of the determined vesting date.

The following table presents a summary of Baltic Trading’s nonvested stock awards for the year ended December 31, 2010 under the Baltic Trading Plan:

	Number of Baltic Trading Common Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2010	—	$—
Granted	583,500	13.40
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2010	583,500	$13.40

No shares under the Baltic Trading Plan vested during the year ended December 31, 2010.

For the year ended December 31, 2010, the Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in general, administrative and management fees, in the amount of $2,892.

The Company is amortizing Baltic Trading’s grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2010, unrecognized compensation cost of $4,926 related to nonvested stock will be recognized over a weighted average period of 3.26 years.

22 — SHARE REPURCHASE PROGRAM

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

Since the inception of the share repurchase program through December 31, 2010, the Company repurchased and retired 278,300 shares of its common stock for $11,500.  An additional 3,130 shares of common stock were repurchased from employees for $41 during 2008 pursuant to the Company’s Equity Incentive Plan rather than the share repurchase program.  No share repurchases were made during the years ended December 31, 2010 and 2009.

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

24 — UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.

	2010 Quarter Ended				2009 Quarter Ended
	Mar 31	Jun 30	Sept 30	Dec. 31	Mar 31	Jun 30	Sept 30	Dec. 31
	(In thousands, except per share amounts)
Revenues	$94,681	$105,337	$118,020	$130,649	$96,650	$93,701	$92,949	$96,231
Operating income	48,426	54,942	57,834	60,089	55,148	53,252	50,224	51,868

Net income	33,101	38,658	38,105	37,545	41,241	37,617	34,271	35,495
Net income (loss) attributable to noncontrolling interest	(349)	1,899	1,878	2,738	—	—	—	—
Net income attributable to Genco Shipping & Trading Limited	33,450	36,759	36,227	34,807	41,241	37,617	34,271	35,495

Earnings per share - Basic	$1.07	$1.17	$1.07	$0.99	$1.32	$1.20	$1.10	$1.13
Earnings per share - Diluted	$1.06	$1.16	$0.99	$0.90	$1.32	$1.20	$1.09	$1.13
Dividends declared and paid per share	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average common shares outstanding - Basic	31,406	31,414	33,999	35,080	31,260	31,268	31,296	31,355
Weighted average common shares outstanding - Diluted	31,543	31,563	38,719	41,599	31,351	31,435	31,473	31,519

25 - SUBSEQUENT EVENTS

On February 17, 2011, Baltic Trading Limited declared a dividend of $0.17 per share to be paid on or about March 14, 2011 to shareholders of record as of March 7, 2011.  The aggregate amount of the dividend is expected to be approximately $3.8 million, of which approximately $2.9 will be paid to minority shareholders, which Baltic Trading anticipates will be funded from cash on hand at the time payment is to be made.

During January 2011, the Genco Success, a 1997-built Handymax vessel, was on charter to Korea Line Corporation (“KLC”) when KLC filed for the equivalency of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application.  At December 31, 2010, the Company has limited exposure as a result of the bankruptcy protection filing by KLC.  The vessel was redelivered to the Company by KLC on January 29, 2011.  The Company estimates that it has a claim of approximately $1.1 million against KLC related primarily to unpaid revenue earned in 2011 prior to re-delivery of the vessel.  If a rehabilitation plan is approved by the South Korean courts and it is determined that the Company will receive a cash settlement for its outstanding claim, any amounts due from KLC will be recorded once the collectability of the receivable has been assessed and the amount has been deemed collectible.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes were made to, nor was there any disagreement with the Company’s independent registered public accounting firm regarding, the Company’s accounting or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 as of the end of the period covered by this Report.  Based upon that evaluation, our President and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our

assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2010.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.  The attestation report is included on page 73 of this report.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls or over financial reporting that occurred during our most recent fiscal quarter (the fourth fiscal quarter of 2010) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Genco Shipping & Trading Limited

New York, New York

We have audited the internal control over financial reporting of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 9, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 9, 2011

ITEM 9B.               OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is set forth in our Proxy Statement for our 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010 (the “2011 Proxy Statement”) under the headings “Election of Directors” and “Management” and is incorporated by reference herein.  Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in the 2011 Proxy Statement under the heading “Corporate Governance” and is incorporated by reference herein.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.gencoshipping.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers and information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions is set forth in the 2011 Proxy Statement under the headings “Management” and “Compensation Committee’s Report on Executive Compensation” and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of our common stock by certain persons is set forth in the 2010 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain of our transactions is set forth in the 2011 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is set forth in the 2010 Proxy Statement under the heading “Ratification of Appointment of Independent Auditors” and is incorporated by reference herein.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)        The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited (1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005 (2)

3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006 (3)

3.4	Certificate of Designations of Series A Preferred Stock (4)

3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of March 24, 2010 (5)

4.1	Form of Share Certificate of the Company.(6)

4.2	Shareholder Rights Agreement, dated as of April 11, 2007, between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent.(4)

4.3	Shareholders Rights Agreement, dated March 5, 2010, between Baltic Trading Limited and Mellon Investor Services LLC.(7)

4.4	Subscription Agreement, dated March 3, 2010, between Baltic Trading Limited and Genco Investments LLC.(7)

10.1	Registration Rights Agreement dated March 15, 2010 by and between Genco Investments LLC and Baltic Trading Limited.(8)

10.2	Form of Registration Rights Agreement dated as of July 2005 by and between Genco Shipping & Trading Limited and Fleet Acquisition LLC.(6)

10.3	2005 Equity Incentive Plan, as amended and restated effective December 21, 2005.(9)

10.4	Management Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(8)

10.5	Omnibus Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(8)

10.6	Restricted Stock Grant Agreement dated October 31, 2005 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(10)

10.7	Restricted Stock Grant Agreement dated October 31, 2005 between Genco Shipping & Trading Limited and John C. Wobensmith.(10)

10.8	Restricted Stock Grant Agreement dated December 21, 2005 between Genco Shipping & Trading Limited and Robert Gerald Buchanan. (10)

10.9	Restricted Stock Grant Agreement dated December 21, 2005 between Genco Shipping & Trading Limited and John C. Wobensmith.(10)

10.10	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(11)

10.11	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and John C. Wobensmith.(11)

10.12	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(12)

10.13	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith.(12)

10.14	Restricted Stock Grant Agreement dated January 10, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(12)

10.15	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(13)

10.16	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading

Limited and John C. Wobensmith.(13)

10.17	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(13)

10.18	Restricted Stock Grant Agreement dated December 27, 2009 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(14)

10.19	Restricted Stock Grant Agreement dated December 27, 2009 between Genco Shipping & Trading Limited and John C. Wobensmith.(14)

10.20	Restricted Stock Grant Agreement dated March 5, 2010 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(15)

10.21	Restricted Stock Grant Agreement dated December 21, 2010 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos (*)

10.22	Restricted Stock Grant Agreement dated December 21, 2010 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (*)

10.23	Restricted Stock Grant Agreement dated December 21, 2010 between Genco Shipping & Trading Limited and John C. Wobensmith (*)

10.24	Form of Director Restricted Stock Grant Agreement dated as of February 13, 2008.(12)

10.25	Form of Director Restricted Stock Grant Agreement dated as of July 24, 2008.(16)

10.26	Form of Director Restricted Stock Grant Agreement dated as of July 24, 2009.(17)

10.27	Form of Director Restricted Stock Grant Agreement dated as of May 13, 2010.(*)

10.28	Master Agreement by and between Genco Shipping & Trading Limited and Metrostar Management Corporation.(18)

10.29	Memorandum of Agreement dated as of May 7, 2008 by and among Genco Cavalier LLC, Bocimar International N.V., and Delphis N.V.(16)

10.30	Memorandum of Agreement dated February 19, 2010 between Inta Navigation Ltd. and Baltic Trading Limited.(19)

10.31	Memorandum of Agreement dated February 19, 2010 between Borak Shipping Ltd. and Baltic Trading Limited.(19)

10.32	Memorandum of Agreement dated February 19, 2010 between Sinova Shipping Ltd. and Baltic Trading Limited.(19)

10.33	Memorandum of Agreement dated February 19, 2010 between Spice Shipping Ltd. and Baltic Trading Limited.(19)

10.34	Memorandum of Agreement dated February 22, 2010 between Shipping Trust Ltd. and Baltic Trading Limited.(19)

10.35	Memorandum of Agreement dated February 22, 2010 between Oceanways Trust Ltd. and Baltic Trading Limited.(19)

10.36	Master Agreement dated June 24, 2010 among Bourbon SA, Genco Shipping & Trading Limited the sellers named therein.(20)

10.37	Memorandum of Agreement, dated June 3, 2010, between Hesperos Holdings S.A. and Genco.(20)

10.38	Memorandum of Agreement, dated June 3, 2010, between Princeton Shipholding S.A. and Genco.(20)

10.39	Memorandum of Agreement, dated June 3, 2010, between Sillem Shipholding Limited and Genco.(20)

10.40	Memorandum of Agreement, dated June 3, 2010, between Vanderlin Maritime Inc. and Genco.(20)

10.41	Memorandum of Agreement, dated June 3, 2010, between Seafarer Shipping & Trading Company and Genco.(20)

10.42	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Melos LLC. (20)

10.43	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Massallia LLC.(20)

10.44	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Mycenae LLC.(20)

10.45	Form of Memorandum of Agreement dated as of August 8, 2007 by and between Subsidiaries of Genco Shipping & Trading Limited and affiliates of Evalend Shipping Co. S.A.(21)

10.46	Form of Memorandum of Agreement dated as of May 7, 2008 by and between subsidiaries of Genco Shipping & Trading Limited and Bocimar International N.V.(16)

10.47

Form of Memorandum of Agreement dated as of June 13, 2008 for acquisition of vessels from Lambert Navigation Ltd., Northville Navigation Ltd., Providence Navigation Ltd., and Prime Bulk Navigation Ltd.(16)

10.48

Credit Agreement, dated as of July 20, 2007, among Genco Shipping & Trading Limited, Various Lenders, DnB NOR Bank ASA, New York Branch, as Administrative Agent and Collateral Agent, and DnB NOR Bank ASA, New York Branch, as Mandated Lead Arranger and Bookrunner.(22)

10.49

Pledge and Security Agreement, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as pledgors, to DnB NOR Bank, ASA, New York Branch, as Collateral Agent, for the benefit of the Secured Creditors and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank.(22)

10.50

Guaranty, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as guarantors, for the benefit of the Secured Creditors.(22)

10.51

Amendment and Supplement No. 1 to Senior Secured Credit Agreement, dated as of September 21, 2007, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.(23)

10.52

Amendment and Supplement No. 2 to Senior Secured Credit Agreement, dated as of February 13, 2008, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.(12)

10.53

Amendment and Supplement No. 3 to Senior Secured Credit Agreement, dated as of June 18, 2008, by and among Genco Shipping & Trading Limited, the lenders signatory thereto, and DnB NOR BANK ASA, New York Branch, as Administrative Agent, Collateral Agent, Mandated Lead Arranger and Bookrunner.(16)

10.54	Amendment and Supplement No. 4 to Senior Secured Credit Agreement, dated as of January 26, 2009, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York

Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.(13)

10.55	Letter Agreement, dated September 21, 2007, between Genco Shipping & Trading Limited and John C. Wobensmith.(23)

10.56	Indenture dated July 27, 2010.(24)

10.57	First Supplemental Indenture dated July 27, 2010.(24)

10.58	Loan Agreement dated as of August 12, 2010 by and among Genco Shipping & Trading Limited as Borrower, the banks, financial institutions and companies named therein.(25)

10.59

Loan Agreement dated as of August 20, 2010 by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (Publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (Publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (Publ), as Swap Providers; and Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner.(26)

10.60	Form of Guarantee and Indemnity dated as of August 20, 2010.(26)

14.1	Code of Ethics (12)

21.1	Subsidiaries of Genco Shipping & Trading Limited (*)

23.1	Consent of Independent Registered Public Accounting Firm (*)

31.1	Certification of President pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended (*)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350 (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (*)

(*)	Filed herewith.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2006.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 12, 2007.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2010.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 18, 2005.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2010.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2006.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 9, 2007.

(12)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2008.

(13)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2009.

(14)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2010.

(15)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2010.

(16)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2008.

(17)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 11, 2009.

(18)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2007.

(19)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2010.

(20)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2010.

(21)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.

(22)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.

(23)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2007.

(24)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2010.

(25)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2010.

(26)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2011.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ Robert Gerald Buchanan
	Name:	Robert Gerald Buchanan
	Title:	President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on March 9, 2011.

SIGNATURE	TITLE

/s/ Robert Gerald Buchanan	PRESIDENT
Robert Gerald Buchanan	(PRINCIPAL EXECUTIVE OFFICER)

/s/ John C. Wobensmith	CHIEF FINANCIAL OFFICER AND SECRETARY
John C. Wobensmith	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/ Peter C. Georgiopoulos	CHAIRMAN OF THE BOARD AND DIRECTOR
Peter C. Georgiopoulos

/s/ Stephen A. Kaplan	DIRECTOR
Stephen A. Kaplan

/s/ Nathaniel C. A. Kramer	DIRECTOR
Nathaniel C. A. Kramer

/s/ Harry A. Perrin	DIRECTOR
Harry A. Perrin

/s/ Mark F. Polzin	DIRECTOR
Mark F. Polzin

/s/ Robert C. North	DIRECTOR
Rear Admiral Robert C. North, USCG (ret.)

/s/ Basil G. Mavroleon	DIRECTOR
Basil G. Mavroleon

EXHIBIT INDEX

Exhibit	Document

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited (1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005 (2)

3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006 (3)

3.4	Certificate of Designations of Series A Preferred Stock (4)

3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of March 24, 2010 (5)

4.1	Form of Share Certificate of the Company.(6)

4.2	Shareholder Rights Agreement, dated as of April 11, 2007, between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent.(4)

4.3	Shareholders Rights Agreement, dated March 5, 2010, between Baltic Trading Limited and Mellon Investor Services LLC.(7)

4.4	Subscription Agreement, dated March 3, 2010, between Baltic Trading Limited and Genco Investments LLC.(7)

10.1	Registration Rights Agreement dated March 15, 2010 by and between Genco Investments LLC and Baltic Trading Limited.(8)

10.2	Form of Registration Rights Agreement dated as of July 2005 by and between Genco Shipping & Trading Limited and Fleet Acquisition LLC.(6)

10.3	2005 Equity Incentive Plan, as amended and restated effective December 21, 2005.(9)

10.4	Management Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(8)

10.5	Omnibus Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(8)

10.6	Restricted Stock Grant Agreement dated October 31, 2005 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(10)

10.7	Restricted Stock Grant Agreement dated October 31, 2005 between Genco Shipping & Trading Limited and John C. Wobensmith.(10)

10.8	Restricted Stock Grant Agreement dated December 21, 2005 between Genco Shipping & Trading Limited and Robert Gerald Buchanan. (10)

10.9	Restricted Stock Grant Agreement dated December 21, 2005 between Genco Shipping & Trading Limited and John C. Wobensmith.(10)

10.10	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(11)

10.11	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and John C. Wobensmith.(11)

10.12	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(12)

10.13	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith.(12)

10.14	Restricted Stock Grant Agreement dated January 10, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(12)

10.15	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(13)

10.16	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and John C. Wobensmith.(13)

10.17	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(13)

10.18	Restricted Stock Grant Agreement dated December 27, 2009 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(14)

10.19	Restricted Stock Grant Agreement dated December 27, 2009 between Genco Shipping & Trading Limited and John C. Wobensmith.(14)

10.20	Restricted Stock Grant Agreement dated March 5, 2010 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(15)

10.21	Restricted Stock Grant Agreement dated December 21, 2010 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos (*)

10.22	Restricted Stock Grant Agreement dated December 21, 2010 between Genco Shipping & Trading Limited and Robert Gerald Buchanan (*)

10.23	Restricted Stock Grant Agreement dated December 21, 2010 between Genco Shipping & Trading Limited and John C. Wobensmith (*)

10.24	Form of Director Restricted Stock Grant Agreement dated as of February 13, 2008.(12)

10.25	Form of Director Restricted Stock Grant Agreement dated as of July 24, 2008.(16)

10.26	Form of Director Restricted Stock Grant Agreement dated as of July 24, 2009.(17)

10.27	Form of Director Restricted Stock Grant Agreement dated as of May 13, 2010.(*)

10.28	Master Agreement by and between Genco Shipping & Trading Limited and Metrostar Management Corporation.(18)

10.29	Memorandum of Agreement dated as of May 7, 2008 by and among Genco Cavalier LLC, Bocimar International N.V., and Delphis N.V.(16)

10.30	Memorandum of Agreement dated February 19, 2010 between Inta Navigation Ltd. and Baltic Trading Limited.(19)

10.31	Memorandum of Agreement dated February 19, 2010 between Borak Shipping Ltd. and Baltic Trading Limited.(19)

10.32	Memorandum of Agreement dated February 19, 2010 between Sinova Shipping Ltd. and Baltic Trading Limited.(19)

10.33	Memorandum of Agreement dated February 19, 2010 between Spice Shipping Ltd. and Baltic Trading Limited.(19)

10.34	Memorandum of Agreement dated February 22, 2010 between Shipping Trust Ltd. and Baltic Trading Limited.(19)

10.35	Memorandum of Agreement dated February 22, 2010 between Oceanways Trust Ltd. and Baltic Trading Limited.(19)

10.36	Master Agreement dated June 24, 2010 among Bourbon SA, Genco Shipping & Trading Limited the sellers named therein.(20)

10.37	Memorandum of Agreement, dated June 3, 2010, between Hesperos Holdings S.A. and Genco.(20)

10.38	Memorandum of Agreement, dated June 3, 2010, between Princeton Shipholding S.A. and Genco.(20)

10.39	Memorandum of Agreement, dated June 3, 2010, between Sillem Shipholding Limited and Genco.(20)

10.40	Memorandum of Agreement, dated June 3, 2010, between Vanderlin Maritime Inc. and Genco.(20)

10.41	Memorandum of Agreement, dated June 3, 2010, between Seafarer Shipping & Trading Company and Genco.(20)

10.42	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Melos LLC. (20)

10.43	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Massallia LLC.(20)

10.44	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Mycenae LLC.(20)

10.45	Form of Memorandum of Agreement dated as of August 8, 2007 by and between Subsidiaries of Genco Shipping & Trading Limited and affiliates of Evalend Shipping Co. S.A.(21)

10.46	Form of Memorandum of Agreement dated as of May 7, 2008 by and between subsidiaries of Genco Shipping & Trading Limited and Bocimar International N.V.(16)

10.47

Form of Memorandum of Agreement dated as of June 13, 2008 for acquisition of vessels from Lambert Navigation Ltd., Northville Navigation Ltd., Providence Navigation Ltd., and Prime Bulk Navigation Ltd.(16)

10.48

Credit Agreement, dated as of July 20, 2007, among Genco Shipping & Trading Limited, Various Lenders, DnB NOR Bank ASA, New York Branch, as Administrative Agent and Collateral Agent, and DnB NOR Bank ASA, New York Branch, as Mandated Lead Arranger and Bookrunner.(22)

10.49

Pledge and Security Agreement, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as pledgors, to DnB NOR Bank, ASA, New York Branch, as Collateral Agent, for the benefit of the Secured Creditors and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank.(22)

10.50

Guaranty, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as guarantors, for the benefit of the Secured Creditors.(22)

10.51

Amendment and Supplement No. 1 to Senior Secured Credit Agreement, dated as of September 21, 2007, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.(23)

10.52

Amendment and Supplement No. 2 to Senior Secured Credit Agreement, dated as of February 13, 2008, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.(12)

10.53

Amendment and Supplement No. 3 to Senior Secured Credit Agreement, dated as of June 18, 2008, by and among Genco Shipping & Trading Limited, the lenders signatory thereto, and DnB NOR BANK ASA, New York Branch, as Administrative Agent, Collateral Agent, Mandated Lead Arranger and Bookrunner.(16)

10.54

Amendment and Supplement No. 4 to Senior Secured Credit Agreement, dated as of January 26, 2009, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.(13)

10.55	Letter Agreement, dated September 21, 2007, between Genco Shipping & Trading Limited and John C. Wobensmith.(23)

10.56	Indenture dated July 27, 2010.(24)

10.57	First Supplemental Indenture dated July 27, 2010.(24)

10.58	Loan Agreement dated as of August 12, 2010 by and among Genco Shipping & Trading Limited as Borrower, the banks, financial institutions and companies named therein.(25)

10.59

Loan Agreement dated as of August 20, 2010 by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (Publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (Publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (Publ), as Swap Providers; and Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner.(26)

10.60	Form of Guarantee and Indemnity dated as of August 20, 2010.(26)

14.1	Code of Ethics (12)

21.1	Subsidiaries of Genco Shipping & Trading Limited (*)

23.1	Consent of Independent Registered Public Accounting Firm (*)

31.1	Certification of President pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended (*)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350 (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (*)

(*)	Filed herewith.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2006.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 12, 2007.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2010.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 18, 2005.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2010.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2006.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 9, 2007.

(12)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2008.

(13)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2009.

(14)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2010.

(15)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2010.

(16)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2008.

(17)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 11, 2009.

(18)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2007.

(19)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2010.

(20)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2010.

(21)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.

(22)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.

(23)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2007.

(24)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2010.

(25)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2010.

(26)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 2010.