Form 10-Q
period 2011-03-31
GENCO SHIPPING & TRADING LTD
filed 2011-05-10
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2011: Common stock, $0.01 per share — 35,951,198 shares.

Genco Shipping & Trading Limited

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$275,466	$270,877
Due from charterers, net of a reserve of $521 and $592, respectively	7,679	8,794
Prepaid expenses and other current assets	16,390	14,010
Total current assets	299,535	293,681

Noncurrent assets:
Vessels, net of accumulated depreciation of $365,926 and $334,502, respectively	2,789,423	2,783,810
Deposits on vessels	10,160	13,718
Deferred drydock, net of accumulated depreciation of $9,518 and $9,044, respectively	7,678	8,538
Other assets, net of accumulated amortization of $5,340 and $4,561, respectively	16,195	16,937
Fixed assets, net of accumulated depreciation and amortization of $2,161 and $2,041, respectively	2,308	2,310
Other noncurrent assets	514	—
Restricted cash	9,750	9,000
Investments	55,144	54,714
Total noncurrent assets	2,891,172	2,889,027

Total assets	$3,190,707	$3,182,708

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$26,986	$31,790
Current portion of long-term debt	73,377	71,841
Deferred revenue	6,994	9,974
Fair value of derivative instruments	13,607	4,417
Total current liabilities	120,964	118,022

Noncurrent liabilities:
Deferred revenue	—	392
Deferred rent credit	644	657
Time charters acquired	1,724	2,197
Fair value of derivative instruments	22,472	38,880
Convertible senior note payable	103,276	102,309
Long-term debt	1,574,101	1,572,098
Total noncurrent liabilities	1,702,217	1,716,533

Total liabilities	1,823,181	1,834,555

Commitments and contingencies

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 35,951,198 shares at March 31, 2011 and December 31, 2010	359	359
Additional paid-in capital	805,309	803,778
Accumulated other comprehensive income (loss)	2,425	(5,210)
Retained earnings	347,422	334,022
Total Genco Shipping & Trading Limited shareholders’ equity	1,155,515	1,132,949
Noncontrolling interest	212,011	215,204
Total equity	1,367,526	1,348,153

Total liabilities and equity	$3,190,707	$3,182,708

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010

(U.S. Dollars in Thousands, Except for Earnings per share and share data)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

Revenues:
Voyage revenues	$100,619	$94,681
Service revenues	810	—

Total revenues	101,429	94,681

Operating expenses:
Voyage expenses	968	737
Vessel operating expenses	24,795	14,887
General, administrative, and management fees	8,851	5,797
Depreciation and amortization	33,081	24,834

Total operating expenses	67,695	46,255

Operating income	33,734	48,426

Other (expense) income:
Other (expense) income	(55)	29
Interest income	172	76
Interest expense	(21,321)	(15,430)

Other expense	(21,204)	(15,325)

Net income before income taxes	12,530	33,101
Income tax expense	(359)	—

Net income	12,171	33,101
Less: Net loss attributable to noncontrolling interest	(1,255)	(349)
Net income attributable to Genco Shipping & Trading Limited	$13,426	$33,450

Earnings per share-basic	$0.38	$1.07
Earnings per share-diluted	$0.38	$1.06
Weighted average common shares outstanding-basic	35,142,110	31,405,798
Weighted average common shares outstanding-diluted	35,218,699	31,543,465
Dividends declared per share	$—	$—

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2011 and 2010

(U.S. Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2011	$359	$803,778	$334,022	$(5,210)	$1,132,949	$215,204	$1,348,153

Net income (loss)			13,426		13,426	(1,255)	12,171

Change in unrealized gain on investments				430	430	—	430

Unrealized gain on cash flow hedges, net				7,205	7,205	—	7,205

Nonvested stock amortization		1,494			1,494	945	2,439

Cash dividends paid by Baltic Trading Limited			(26)		(26)	(2,846)	(2,872)

Vesting of restricted shares issued by Baltic Trading Limited		37			37	(37)	—

Balance —March 31, 2011	$359	$805,309	$347,422	$2,425	$1,155,515	$212,011	$1,367,526

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2010	$318	$722,198	$192,820	$13,589	$928,925	$—	$928,925

Net income (loss)			33,450		33,450	(349)	33,101

Change in unrealized gain on investments				4,243	4,243		4,243

Unrealized loss on cash flow hedges, net				(3,701)	(3,701)		(3,701)

Issuance of 75,000 shares of nonvested stock	1	(1)			—		—

Nonvested stock amortization		1,111			1,111	144	1,255

Issuance of common stock of Baltic Trading Limited		(1,071)			(1,071)	211,405	210,334

Dilutive effect of issuance of Baltic Trading Limited stock-based compensation		(1,570)			(1,570)	1,570	—

Balance — March 31, 2010	$319	$720,667	$226,270	$14,131	$961,387	$212,770	$1,174,157

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2011 and 2010

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

Net income	$12,171	$33,101
Change in unrealized gain on investments	430	4,243
Unrealized gain (loss) on cash flow hedges, net	7,205	(3,701)
Comprehensive income	19,806	33,643
Less: Comprehensive loss attributable to noncontrolling interests	(1,255)	(349)
Comprehensive income attributable to Genco Shipping & Trading Limited	$21,061	$33,992

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$12,171	$33,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,081	24,834
Amortization of deferred financing costs	778	264
Amortization of time charters acquired	(473)	(1,333)
Amortization of discount on Convertible Senior Notes	967	—
Unrealized gain on derivative instruments	(13)	(21)
Amortization of nonvested stock compensation expense	2,439	1,255
Change in assets and liabilities:
Decrease (increase) in due from charterers	1,115	(313)
Increase in prepaid expenses and other current assets	(2,374)	(1,458)
Increase in other noncurrent assets	(514)	—
(Decrease) increase in accounts payable and accrued expenses	(2,965)	1,636
Decrease in deferred revenue	(3,372)	(1,393)
Decrease in deferred rent credit	(13)	(5)
Deferred drydock costs incurred	(675)	(1,574)

Net cash provided by operating activities	40,152	54,993

Cash flows from investing activities:
Purchase of vessels	(35,130)	(745)
Deposits on vessels	(78)	(35,578)
Purchase of other fixed assets	(66)	(96)
Deposits of restricted cash	(750)	—

Net cash used in investing activities	(36,024)	(36,419)

Cash flows from financing activities:
Repayments on the 2007 Credit Facility	(12,500)	(12,500)
Repayments on the $100 Million Term Loan Facility	(770)	—
Proceeds from the $253 Million Term Loan Facility	21,500	—
Repayments on the $253 Million Term Loan Facility	(4,691)
Proceeds from issuance of common stock by subsidiary	—	214,508
Payments of subsidiary common stock issuance costs	—	(3,053)
Payment of Convertible Senior Notes issuance costs	(51)
Payment of dividend by subsidiary	(2,873)	—
Payment of deferred financing costs	(154)	(313)

Net cash provided by financing activities	461	198,642

Net increase in cash and cash equivalents	4,589	217,216

Cash and cash equivalents at beginning of period	270,877	188,267

Cash and cash equivalents at end of period	$275,466	$405,483

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”), its wholly owned subsidiaries, and its subsidiary, Baltic Trading Limited (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands and as of March 31, 2011 is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco Management (USA) Limited; and the ship-owning subsidiaries as set forth below.

Below is the list of GS&T’s wholly owned ship-owning subsidiaries as of March 31, 2011:

Wholly Owned Subsidiaries	Vessels Acquired	Dwt	Delivery Date	Year Built

Genco Reliance Limited	Genco Reliance	29,952	12/6/04	1999
Genco Vigour Limited	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05	1997
Genco Muse Limited	Genco Muse	48,913	10/14/05	2001
Genco Acheron Limited	Genco Acheron	72,495	11/7/06	1999
Genco Surprise Limited	Genco Surprise	72,495	11/17/06	1998
Genco Augustus Limited	Genco Augustus	180,151	8/17/07	2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07	2007
Genco London Limited	Genco London	177,833	9/28/07	2007
Genco Titus Limited	Genco Titus	177,729	11/15/07	2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07	2003
Genco Charger Limited	Genco Charger	28,398	12/14/07	2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07	2005
Genco Predator Limited	Genco Predator	55,407	12/20/07	2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07	2007
Genco Champion Limited	Genco Champion	28,445	1/2/08	2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08	2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08	2007
Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08	2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08	2007
Genco Hadrian Limited	Genco Hadrian	169,694	12/29/08	2008
Genco Commodus Limited	Genco Commodus	169,025	7/22/09	2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09	2009
Genco Claudius Limited	Genco Claudius	169,025	12/30/09	2010 (1)
Genco Bay Limited	Genco Bay	34,296	8/24/10	2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10	2010
Genco Avra Limited	Genco Avra	35,000	Q2 2011 (2)	2011 (2)
Genco Mare Limited	Genco Mare	35,000	Q2 2011 (2)	2011 (2)
Genco Spirit Limited	Genco Spirit	35,000	Q4 2011 (2)	2011 (2)
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10	2009
Genco Ardennes Limited	Genco Ardennes	57,981	8/31/10	2009
Genco Auvergne Limited	Genco Auvergne	57,981	8/16/10	2009
Genco Bourgogne Limited	Genco Bourgogne	57,981	8/24/10	2010
Genco Brittany Limited	Genco Brittany	57,981	9/23/10	2010
Genco Languedoc Limited	Genco Languedoc	57,981	9/29/10	2010
Genco Loire Limited	Genco Loire	53,416	8/4/10	2009
Genco Lorraine Limited	Genco Lorraine	53,416	7/29/10	2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10	2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10	2005
Genco Provence Limited	Genco Provence	55,317	8/23/10	2004
Genco Pyrenees Limited	Genco Pyrenees	57,981	8/10/10	2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/2011	2011

(1) On December 30, 2009, the Company took delivery of the Genco Claudius. However, the vessel has been designated by Lloyd’s Register of Shipping as having been built in 2010.

(2) Delivery and built dates for vessels being delivered in the future are estimates based on guidance received from the sellers and the respective shipyards.

Baltic Trading Limited (“Baltic Trading”) was a wholly-owned indirect subsidiary of GS&T until Baltic Trading completed its initial public offering, or IPO, on March 15, 2010.  As of March 31, 2011, GS&T’s wholly-owned subsidiary Genco Investments LLC owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represented a 25.24% ownership interest in Baltic Trading and 83.51% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Additionally, pursuant to the subscription agreement between Genco Investments LLC and Baltic Trading, for so long as GS&T directly or indirectly holds at least 10% of the aggregate number of outstanding shares of Baltic Trading’s common stock and Class B stock, Genco Investments LLC will be entitled to receive an additional number of shares of Baltic Trading’s Class B stock equal to 2% of the number of common shares issued in the future, other than shares issued under Baltic Trading’s 2010 Equity Incentive Plan.

Below is the list of Baltic Trading’s wholly owned ship-owning subsidiaries as of March 31, 2011:

Baltic Trading’s Wholly Owned Subsidiaries	Vessel	Dwt	Delivery Date	Year Built

Baltic Leopard Limited	Baltic Leopard	53,447	4/8/10	2009
Baltic Panther Limited	Baltic Panther	53,351	4/29/10	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10	2009
Baltic Jaguar Limited	Baltic Jaguar	53,474	5/14/10	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10	2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10	2010
Baltic Wind Limited	Baltic Wind	34,409	8/4/10	2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10	2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10	2010

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”).

Vessels, net

Vessels, net is stated at cost less accumulated depreciation.  Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage.  The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel.  Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard.  Depreciation expense for vessels for the three months ended March 31, 2011 and 2010 was $31,424 and $23,546, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value.  The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment.  Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense.  Expenditures for routine maintenance and repairs are expensed as incurred.  Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt).  Effective January 1, 2011, the Company increased the estimated scrap value of the vessels from $175/lwt to $245/lwt prospectively based on the 15-year average scrap value of steel.  The change in the estimated scrap value will result in a decrease in depreciation expense over the remaining life of the vessel assets.  During the three months ended March 31, 2011, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $611.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned.  Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues.  As of March 31, 2011 and December 31, 2010, the Company had an accrual of $671 and $689, respectively, related to these estimated customer claims.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers, cash and cash equivalents, deposits on vessels and interest rate swap agreements. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  During the three months ended March 31, 2011 and 2010, the Company earned 100% of its revenues from twenty-nine and nineteen customers, respectively.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at March 31, 2011 and December 31, 2010.

For the three months ended March 31, 2011, there was one customer that individually accounted for more than 10% of revenues, Cargill International S.A., which represented 28.64% of revenues.  For the three months ended March 31, 2010, there were two customers that individually accounted for more than 10% of revenues, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 28.83% and 11.02% of revenues, respectively.

At March 31, 2011, the Company maintains all of its cash and cash equivalents with four financial institutions.  None of the Company’s cash and cash equivalent balances is covered by insurance in the event of default by these financial institutions.

Deposits on vessels are held in escrow accounts maintained by DnB NOR Bank ASA.  None of the deposits on vessel balances are covered by insurance in the event of default by this financial institution.

At March 31, 2011, the Company has nine interest rate swap agreements with DnB NOR Bank ASA to manage interest costs and the risk associated with changing interest rates related to the 2007 Credit Facility.  None of the interest rate swap agreements are covered by insurance in the event of default by this financial institution.

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

The differential to be paid or received for the effectively hedged portion of any swap agreement is recognized as an adjustment to interest expense as incurred.  Additionally, the changes in value for the portion of the swaps that are effectively hedging future interest payments are reflected as a component of accumulated other comprehensive (loss) income (“AOCI”).

For the interest rate swaps that are not designated as an effective hedge, the change in the value and the rate differential to be paid or received is recognized as other (expense) income in the Condensed Consolidated Statements of Operations.

Noncontrolling interests

Net loss attributable to noncontrolling interests during the three months ended March 31, 2011 and 2010 reflects the noncontrolling interest’s share of the net loss of Baltic Trading, a subsidiary of the Company, which owns and employs drybulk vessels in the spot market or on spot market-related time charters.  The spot market represents immediate chartering of a vessel, usually for single voyages.  At March 31, 2011, the noncontrolling interest held a 74.76% economic interest in Baltic Trading while only holding 16.49% of voting power.

Income taxes

Pursuant to certain agreements, GS&T technically and commercially manages vessels for Baltic Trading, as well as provides technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are performed by Genco Management (USA) Limited (“Genco (USA)”), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Genco (USA) has entered into a cost-sharing agreement with the Company and Genco Ship Management LLC, collectively Manco, pursuant to which Genco (USA) agrees to reimburse Manco for the costs incurred by Genco (USA) for the use of Manco’s personnel and services in connection with the provision of the services for both Baltic Trading and MEP’s vessels.  Total revenue earned for these services during the three months ended March 31, 2011 was $1,539, of which $729 eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $719 associated with these activities for the three months ended March 31, 2011.  This resulted in estimated tax expense of $364 for the three months ended March 31, 2011.  There was no income tax expense incurred during the three months ended March 31, 2010 as the Company was not providing services to MEP during that time and Baltic Trading did not have any vessels that were delivered as of March 31, 2010.

Baltic Trading is subject to income tax on its United States source income.  During the three months ended March 31, 2011, Baltic Trading had United States operations which resulted in United States source income of $1,063.  Baltic Trading’s estimated United States income tax benefit for the three months ended March 31, 2011 was $5.

3 - SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker to assess performance.  Based on this information, the Company has two operating segments, GS&T and Baltic Trading.  Both GS&T and Baltic Trading are engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.  GS&T seeks to deploy its vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market and Baltic Trading seeks to deploy its vessel charters in the spot market, which represents immediate chartering of a vessel, usually for single voyages, or employing vessels on spot market-related time charters.  Segment results are evaluated based on net income.  The accounting policies applied to the reportable segments are the same as those used in the preparation of the Company’s condensed consolidated financial statements.

The following table presents a reconciliation of total revenue from external (third party) customers for the Company’s two operating segments to total consolidated revenue from external customers for the Company for the three months ended March 31, 2011 and 2010.

	For the three months ended March 31,
	2011	2010
Revenue from External Customers
GS&T	$91,076	$94,681
Baltic Trading	9,543	—
Total operating segments	100,619	94,681
Eliminating revenue	—	—
Total consolidated revenue from external customers	$100,619	$94,681

The following table presents a reconciliation of total intersegment revenue, which eliminates upon consolidation, for the Company’s two operating segments for the three months ended March 31, 2011 and 2010.  The intersegment revenue noted in the following table represents revenue earned by GS&T pursuant to the management agreement entered into with Baltic Trading, which includes commercial service fees, technical service fees and sale and purchase fees, if any.

	For the three months ended March 31,
	2011	2010
Intersegment revenue
GS&T	$729	$—
Baltic Trading	—	—
Total operating segments	729	—
Eliminating revenue	(729)	—
Total consolidated intersegment revenue	$—	$—

The following table presents a reconciliation of total net income for the Company’s two operating segments to total consolidated net income for the three months ended March 31, 2011 and 2010.  The eliminating net income noted in the following table consists of the elimination of intercompany transactions between GS&T and Baltic Trading as well as dividends received by GS&T from Baltic Trading for its Class B shares of Baltic Trading.

	For the three months ended March 31,
	2011	2010
Net income
GS&T	$14,794	$33,611
Baltic Trading	(1,693)	(510)
Total operating segments	13,101	33,101
Eliminating net income	(930)	—
Total consolidated net income	$12,171	$33,101

The following table presents a reconciliation of total assets for the Company’s two operating segments to total consolidated net assets as of March 31, 2011 and December 31, 2010.  The eliminating assets noted in the following table consists of the elimination of intercompany transactions resulting from the capitalization of fees paid to GS&T by Baltic Trading as vessel assets, including related accumulated depreciation, as well as the outstanding receivable balance due to GS&T from Baltic Trading as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
Total assets
GS&T	$2,805,214	$2,792,056
Baltic Trading	389,987	396,154
Total operating segments	3,195,201	3,188,210
Eliminating assets	(4,494)	(5,502)
Total consolidated assets	$3,190,707	$3,182,708

4 - CASH FLOW INFORMATION

As of March 31, 2011 and December 31, 2010, the Company had nine and ten interest rate swaps, respectively, which are described and discussed in Note 11 — Interest Rate Swap Agreements. The fair value of all nine of the swaps is in a liability position of $36,079, $13,607 of which is a current liability, as of March 31, 2011.  At December 31, 2010, the ten swaps were in a liability position of $43,297, $4,417 of which was a current liability.

For the three months ended March 31, 2011, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $2,267 for the purchase of vessels, $28 associated with deposits on vessels and $113 for the purchase of other fixed assets.  Additionally, for the three months ended March 31, 2011, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $86 associated with deferred financing fees.  Also, for the three months ended March 31, 2011, the Company had non-cash investing activities not included in the

Condensed Consolidated Statement of Cash Flows for items included in prepaid expenses and other current assets as of March 31, 2011 consisting of $23 interest receivable associated with deposits on vessels and $5 associated with the purchase of vessels.

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

For the three months ended March 31, 2011, the Company made a reclassification of $3,625 from deposits on vessels to vessels, net of accumulated depreciation, due to the completion of the purchase of the Genco Rhone.

During the three months ended March 31, 2011 and 2010, cash paid for interest, net of amounts capitalized and including bond coupon interest paid, was $22,041 and $13,213, respectively.

During the three months ended March 31, 2011 and 2010, cash paid for estimated income taxes was $195 and $0, respectively.

On March 5, 2010, the Board of Directors approved a grant of 75,000 shares of nonvested common stock to Peter Georgiopoulos, Chairman of the Board.  The fair value of such nonvested stock was $1,718.

On March 10, 2010, 358,000 and 108,000 shares of Baltic Trading’s nonvested common stock were granted to Peter Georgiopoulos, Chairman of the Board, and John Wobensmith, Baltic Trading’s President and Chief Financial Officer, respectively, which were approved by Baltic Trading’s Board of Directors on such date.  The fair value of such nonvested stock was $6,524 based on the IPO price of $14.00 per share.  Both of these grants of nonvested common stock vest ratably in four annual installments commencing on the first anniversary of the closing of Baltic Trading’s IPO, March 15, 2010.  Additionally, on March 15, 2010, Baltic Trading made grants of nonvested common stock in the amount of 12,500 shares to directors of Baltic Trading.  The fair value of such nonvested stock was $175 based on the IPO price of $14.00 per share.  These grants vested on March 15, 2011, the first anniversary of the grant date.

5 - VESSEL ACQUISITIONS AND DISPOSITIONS

On June 24, 2010, GS&T executed a Master Agreement with Bourbon SA (“Bourbon”) under which GS&T purchased sixteen drybulk vessels, including two newbuildings, for an aggregate price of $545,000.  Total vessel deposits of $54,500 were made during the second quarter of 2010.  Upon the delivery of each vessel, GS&T recorded a commission due to its financial advisor equivalent to 1% of the purchase price of the vessel and which was included as a component of the vessel asset.  GS&T has retained thirteen of the sixteen vessels, twelve of which were delivered to GS&T in the third quarter of 2010 and one of which was delivered in the first quarter of 2011.  Refer to Note 1 — General Information for a listing of all vessels delivered.  GS&T determined not to retain three of the sixteen vessels, including one newbuilding.  Therefore, upon delivery of these vessels, one of which was delivered during the third quarter of 2010 and two of which were delivered during the fourth quarter of 2010, GS&T immediately resold them upon delivery based on GS&T’s aggregate purchase price of approximately $105,000 to MEP, a related party.  GS&T entered into definitive agreements with MEP for this purpose.  An independent committee of the Company’s Board of Directors reviewed and approved this transaction.   One of the vessels was sold to MEP during the third quarter of 2010 for $36,562, and two of the vessels were sold to MEP during the fourth quarter of 2010 for a total of $69,993, each of which included the 1% commission fee noted above.  GS&T has financed the acquisition of these vessels, excluding the MEP vessels, using bank debt for approximately 60% of the purchase price, cash on hand, and proceeds from its concurrent offerings of common stock and 5.00% Convertible Senior Notes due August 15, 2015, which were completed on July 27, 2010.  (Refer to Note 10 — Convertible Senior Notes for further details.)

On June 3, 2010, GS&T entered into an agreement to purchase five Handysize drybulk vessels, including four newbuildings, from companies within the Metrostar group of companies for an aggregate purchase price of $166,250.  Total vessel deposits of $16,625 were made during the second quarter of 2010.  The remaining purchases are subject to the completion of customary documentation and closing conditions.  Two of the vessels were delivered during the third quarter of 2010.  The Genco Ocean, a newbuilding Handysize vessel, was delivered on July 26, 2010 and the Genco Bay, a 2010 built Handysize vessel, was delivered on August 24, 2010.   The remaining three vessels are expected to be delivered to the Company between May 2011 and November 2011.  Four of the five vessels are secured on long term time charters, each of which includes a minimum and maximum base rate as well as profit-sharing components, with Cargill International S.A.  The remaining vessel is secured on a spot market-related time charter with Cargill International S.A. at a rate based on 115% of the average of the daily rates of the Baltic Handysize Index (“BHSI”), an index published by The Baltic Exchange.  GS&T plans to finance the acquisition of the remaining vessels using operating cash as well as the

$100,000 secured term loan facility which was entered into on August 12, 2010 and proceeds from its concurrent offerings of common stock and convertible notes in July 2010.  Refer to Note 10 — Convertible Senior Notes.

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

On February 22, 2010, Baltic Trading also entered into agreements with subsidiaries of another unaffiliated third-party seller to purchase two Capesize drybulk vessels for an aggregate price of $144,200.  The Baltic Bear was delivered on May 14, 2010 and the Baltic Wolf was delivered on October 14, 2010.  Total vessel deposits of $21,540 were made during the first quarter of 2010, and the remaining payment for the Baltic Bear of $65,700 and the Baltic Wolf of $56,960 were made upon delivery of the vessels during the second quarter and fourth quarter of 2010, respectively.

Refer to Note 1 — General Information for a listing of the vessels for which GS&T and Baltic Trading have entered into agreements to purchase as noted herein.

Two of the Supramax vessels acquired from Bourbon and two of the Handysize vessels acquired from Metrostar during the third quarter of 2010 by GS&T had existing below market time charters at the time of the acquisition.  GS&T recorded a liability for time charter acquired of $2,146 during the third quarter of 2010.  The acquired time charters for the two Bourbon vessels were fully amortized as of December 31, 2010.  Below market time charters, including those acquired during previous periods, were amortized as an increase to voyage revenue in the amount of $473 and $1,333 for the three months ended March 31, 2011 and 2010, respectively.

Capitalized interest expense associated with newbuilding contracts for the three months ended March 31, 2011 and 2010 was $79 and $0, respectively.

6 - INVESTMENTS

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as Available For Sale (“AFS”) and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of AOCI.  At March 31, 2011 and December 31, 2010, the Company held 16,335,100 shares of Jinhui capital stock which is recorded at its fair value of $55,144 and $54,714, respectively, based on the closing price on March 31, 2011 and December 30, 2010.

The Company reviews the investment in Jinhui for other than temporary impairment on a quarterly basis.  There were no impairment charges recognized for the three months ended March 31, 2011 and 2010.

The unrealized gain on the Jinhui capital stock remains a component of AOCI, since this investment is designated as an AFS security.

Refer to Note 12 — Accumulated Other Comprehensive (Loss) Income for a breakdown of the components of AOCI.

7 - EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the vesting of nonvested stock awards (refer to Note 21 — Nonvested Stock Awards), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 809,087 nonvested shares outstanding at March 31, 2011 (refer to Note 21 — Nonvested Stock Awards), 650,838 shares are anti-dilutive.  The Company’s diluted earnings per share will also reflect the assumed conversion under the Company’s convertible debt if the impact is dilutive under the “if converted” method. The impact of the convertible debt is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2011	2010

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	35,142,110	31,405,798

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	35,142,110	31,405,798

Dilutive effect of convertible notes	—	—

Dilutive effect of restricted stock awards	76,589	137,667

Weighted average common shares outstanding, diluted	35,218,699	31,543,465

8 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these condensed consolidated financial statements:

The Company makes available employees performing internal audit services to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.   For the three months ended March 31, 2011 and 2010, the Company invoiced $46 and $35, respectively, to GMC, which includes time associated with such internal audit services.  Additionally, during the three months ended March 31, 2011 and 2010, the Company incurred travel and other expenditures totaling $157 and $135, respectively, reimbursable to GMC or its service provider.   At March 31, 2011 the amount due to the Company from GMC was $34 and at December 31, 2010 the amount due to GMC from the Company was $74.

During the three months ended March 31, 2011 and 2010, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $13 and $44, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At March 31, 2011 and December 31, 2010, $246 and $234, respectively, were outstanding to Constantine Georgiopoulos.

During the three months ended March 31, 2011, the Company utilized the services of North Star Maritime, Inc. (“NSM”) which is owned and operated by one of GS&T’s directors, Rear Admiral Robert C. North, USCG (ret.).  NSM, a marine industry consulting firm, specializes in international and domestic maritime safety, security and environmental protection issues.  NSM billed $2 for services rendered during the three months ended March 31, 2011.  There were no services rendered from NSM during the three months ended March 31, 2010.  There are no amounts due to NSM at March 31, 2011 and December 31, 2010.

During 2009 and 2010, GS&T and Baltic Trading, respectively, entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in their fleets.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is Chairman of the Board of Aegean.  During the three months ended March 31, 2011 and 2010, the Company incurred costs for lubricating oils supplied by Aegean to the Company’s vessels aggregating $463 and $208, respectively.  At March 31, 2011 and December 31, 2010, $332 and $302 remained outstanding, respectively.

During the three months ended March 31, 2011, the Company invoiced MEP for technical services provided and expenses paid on MEP’s behalf aggregating $839.  MEP is managed by a company owned by Peter C. Georgiopoulos, Chairman of the Board.  At March 31, 2011 and December 31, 2010, $22 and $57, respectively, was due to the Company from MEP.  Total service revenue earned by the Company for technical service provided to MEP for the three months ended March 31, 2011 was $810.

9 - LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2011	December 31, 2010

2007 Credit Facility	$1,264,500	$1,277,000
$100 Million Term Loan Facility	38,110	38,880
$253 Million Term Loan Facility	243,618	226,809
2010 Baltic Trading Credit Facility	101,250	101,250
Less: Current portion	(73,377)	(71,841)

Long-term debt	$1,574,101	$1,572,098

2007 Credit Facility

On July 20, 2007, the Company entered into a credit facility with DnB Nor Bank ASA (as amended, the “2007 Credit Facility”) for the purpose of acquiring nine new Capesize vessels and refinancing the Company’s prior credit facility which it had entered into as of July 29, 2005 (the “2005 Credit Facility”) and short-term line of credit facility entered into as of May 3, 2007.  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent. The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the Company’s previous credit facilities, which have been terminated.  The maximum amount that may be borrowed under the 2007 Credit Facility at March 31, 2011 is $1,264,500.  As of March 31, 2011, the Company has utilized its maximum borrowing capacity under the 2007 Credit Facility.

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

The significant covenants in the 2007 Credit Facility have been disclosed in the 2010 10-K.  As of March 31, 2011, the Company believes it is in compliance with all of the financial covenants under its 2007 Credit Facility with the exception of the collateral maintenance financial covenant, which has been waived as discussed above.

At March 31, 2011, there were no letters of credit issued under the 2007 Credit Facility.

The following table sets forth the repayment of the outstanding debt of $1,264,500 at March 31, 2011 under the 2007 Credit Facility, as amended:

Period Ending December 31,	Total

2011 (April 1, 2011 — December 31, 2011)	$37,500
2012	157,085
2013	192,780
2014	192,780
2015	192,780
Thereafter	491,575

Total debt	$1,264,500

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

As of March 31, 2011, two drawdowns of $20,000 each had been made for the deliveries of the Genco Ocean and Genco Bay.  These drawdowns were made on August 17, 2010 and August 23, 2010, respectively.  During the three months ended March 31, 2011, total required repayments of $769 were made.  As of March 31, 2011, total availability under the $100 Million Term Loan Facility was $60,000.

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

The Company believes it is in compliance with all of the financial covenants under the $100 Million Term Loan Facility as of March 31, 2011.

The following table sets forth the repayment of the outstanding debt of $38,110 at March 31, 2011 under the $100 Million Term Loan Facility:

Period Ending December 31,	Total

2011 (April 1, 2011 — December 31, 2011)	$2,307
2012	3,077
2013	3,077
2014	3,077
2015	3,077
Thereafter	23,495

Total debt	$38,110

$253 Million Term Loan Facility

On August 20, 2010, the Company entered into a $253,000 senior secured term loan facility (“$253 Million Term Loan Facility”).  BNP Paribas; Crédit Agricole Corporate and Investment Bank; DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, which is also acting as Security Agent and Bookrunner; and Skandinaviska Enskilda Banken AB (publ) are Lenders and Mandated Lead Arrangers under the facility.  Deutsche Bank Luxembourg S.A. is acting as Agent under the facility, and Deutsche Bank AG and all of the Lenders other than Deutsche Bank AG Filiale Deutschlandgeschäft are acting as Swap Providers under the facility.  The Company has used the $253 Million Term Loan Facility to fund a portion of the purchase price of the acquisition of thirteen vessels from affiliates of Bourbon.  Under the terms of the facility, the $253 Million Term Loan Facility is drawn down in thirteen tranches in amounts based on the particular vessel being acquired, with one tranche per vessel.  The $253 Million Term Loan Facility has a maturity date of August 14, 2015 and borrowings under the $253 Million Term Loan Facility bear interest, as elected by the Company, at LIBOR for an interest period of three or six months, plus 3.00% per annum.  A commitment fee of 1.25% is payable on the undrawn committed amount of the $253 Million Term Loan Facility, which began accruing on August 20, 2010.  Borrowings are to be repaid quarterly with outstanding principal amortized on a per vessel basis and any outstanding amount under the $253 Million Term Loan Facility to be paid in full on the maturity date.  Repaid amounts are no longer available and cannot be reborrowed.  Borrowings under the $253 Million Term Loan Facility are secured by liens on the Bourbon vessels and other related assets.  Certain of the Company’s wholly-owned ship-owning subsidiaries, each of which owns one of the Bourbon vessels, will act as guarantors under the credit facility.

As of March 31, 2011, total drawdowns of $253,000 have been made under the $253 Million Term Loan Facility to fund or refund to the Company a portion of the purchase price of the thirteen Bourbon vessels delivered during the third quarter of 2010 and first quarter of 2011.  Refer to Note 5 — Vessel Acquisitions and Dispositions for a listing of the vessels delivered.  As of March 31, 2011, there was no availability under the $253 Million Term Loan Facility.

The $253 Million Term Loan Facility requires the Company to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, liquidity and interest coverage; dividends; collateral maintenance requirements; and other covenants, most of which are in principle and calculation similar to our covenants under the existing 2007 Credit Facility, except for the minimum cash requirement, which is $750 per mortgaged vessel under this facility.  As of March 31, 2011, the Company had deposited $9,750 that has been reflected as restricted cash at March 31, 2011.  Restricted cash will be released only if the underlying collateral is sold or disposed of.  The $253 Million Term Loan Facility includes usual and customary events of default and remedies for facilities of this nature.

The Company believes it is in compliance with all of the financial covenants under the $253 Million Term Loan Facility as of March 31, 2011.

The following table sets forth the repayment of the outstanding debt of $243,618 at March 31, 2011 under the $253 Million Term Loan Facility:

Period Ending December 31,	Total

2011 (April 1, 2011 — December 31, 2011)	$15,225
2012	20,300
2013	20,300
2014	20,300
2015	167,493

Total debt	$243,618

2010 Baltic Trading Credit Facility

On April 16, 2010, Baltic Trading entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (as amended, the “2010 Baltic Trading Credit Facility”).  An amendment to the 2010 Baltic Trading Credit Facility was entered into by Baltic Trading effective November 30, 2010.  This amendment increased the commitment amount of the 2010 Baltic Trading Credit Facility from $100,000 to $150,000 and amounts borrowed will bear interest at LIBOR plus a margin of 3.00% as compared to 3.25% under the original facility.  The term of the 2010 Baltic Trading Credit Facility was extended to six years from the previous 3.5 years and will now mature on November 30, 2016 as compared to April 16, 2014 previously.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Baltic Trading Credit Facility, which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the commitment letter entered on February 25, 2010, Baltic Trading paid an upfront fee of $313.  Additionally, upon executing the original 2010 Baltic Trading Credit Facility, Baltic Trading paid the remaining upfront fee of $938, for total fees of $1,250.  In connection with the amendment to the 2010 Credit Facility effective November 30, 2010, Baltic Trading paid an upfront fee of $1,350.  Of the total facility amount of $150,000, $25,000 is available for working capital purposes.  As of March 31, 2011, total available working capital borrowings were $23,500 as $1,500 was drawn down during 2010 for working capital purposes.  As of March 31, 2011, $48,750 remained available under the 2010 Credit Facility as total drawdowns of $101,250 were made to fund the purchase of the Baltic Wind, Baltic Cove and Baltic Breeze and for working capital purposes.  Refer to Note 5 — Vessel Acquisitions and Dispositions for further information regarding these vessel deposits and acquisitions.

The significant covenants in the 2010 Baltic Trading Credit Facility have been disclosed in the 2010 10-K.  As of March 31, 2011, the Company believes it is in compliance with all of the financial covenants under the 2010 Baltic Trading Credit Facility, as amended.

The following table sets forth the repayment of the outstanding debt of $101,250 at March 31, 2011 under the 2010 Baltic Trading Credit Facility:

Period Ending December 31,	Total

2011 (April 1, 2011 — December 31, 2011)	$—
2012	—
2013	—
2014	—
2015	1,250
Thereafter	100,000

Total debt	$101,250

Interest rates

The following tables sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the rate differential between the pay fixed, receive variable rate on the interest rate swap agreements that were in effect (refer to Note 11 — Interest Rate Swap Agreements), combined, and the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the impact of swaps and unused commitment fees:

	Three months ended March 31,
	2011	2010
Effective Interest Rate	4.46%	4.61%
Range of Interest Rates (excluding impact of swaps and unused commitment fees)	2.31% to 3.31%	2.25% to 2.31%

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

Upon issuance, the Company estimated the fair value of the liability component of the 2010 Notes, assuming a 10% non-convertible borrowing rate, to be $100,625, excluding the fair value of the conversion option. The difference between the fair value and the principal amount of the 2010 Notes was $24,375. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date and the Company proportionately allocated approximately $918 of issuance costs against this equity component. The issuance cost allocated to the liability component of $3,637 along with the debt discount is being amortized to interest expense over the approximate 5 year period to the maturity of the 2010 Notes on August 15, 2015 resulting in additional interest expense in future periods.  The issuance cost allocated to the liability component has been recorded as deferred financing costs, refer to Note 15 — Other Assets, Net.

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

The Indenture includes customary agreements and covenants by the Company, including with respect to events of default.

The following tables provide additional information about the Company’s 2010 Notes.

	March 31, 2011	December 31, 2010
Carrying amount of the equity component (additional paid-in capital)	$24,375	$24,375
Principal amount of the 2010 Notes	125,000	125,000
Unamortized discount of the liability component	21,724	22,691
Net carrying amount of the liability component	103,276	102,309

For the three months ended March 31, 2011
Effective interest rate on liability component	10.0%
Cash interest expense recognized	$1,531
Non-cash interest expense recognized	967
Non-cash deferred financing costs recognized as interest expense	177

The remaining period over which the unamortized discount will be recognized is 4.4 years. As of March 31, 2011, the if-converted value of the 2010 Notes does not exceed their principal amount.

The 2010 Notes have been classified as a noncurrent liability on the consolidated balance sheet as of March 31, 2011 because the Company can settle the principal amount of the notes with shares, cash, or a combination thereof at its discretion.

11 - INTEREST RATE SWAP AGREEMENTS

At March 31, 2011 and December 31, 2010, the Company had nine and ten interest rate swap agreements outstanding, respectively, with DnB NOR Bank ASA to manage interest costs and the risk associated with changing interest rates related to the Company’s 2007 Credit Facility. The total notional principal amount of the swaps at March 31, 2011 and December 31, 2010 was $706,233 and $756,233, respectively, and the swaps have specified rates and durations.

The following table summarizes the interest rate swaps designated as cash flow hedges that were in place as of March 31, 2011 and December 31, 2010:

Interest Rate Swap Detail				March 31, 2011	December 31, 2010
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
7/31/07	5.115%	11/30/07	11/30/11	100,000	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000	100,000
1/22/08	2.89%	2/1/08	2/1/11	—	50,000
1/9/09	2.05%	1/22/09	1/22/14	100,000	100,000
2/11/09	2.45%	2/23/09	2/23/14	50,000	50,000

				$706,233	$756,233

The following table summarizes the derivative asset and liability balances at March 31, 2011 and December 31, 2010:

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	March 31, 2011	December 31, 2010	Sheet Location	March 31, 2011	December 31, 2010
Derivatives designated as hedging instruments
Interest rate contracts	Fair value of derivative instruments (Current Assets)	$—	$—	Fair value of derivative instruments (Current Liabilities)	$13,607	$4,417
Interest rate contracts	Fair value of derivative instruments (Noncurrent Assets)	—	—	Fair value of derivative instruments (Noncurrent Liabilities)	22,472	38,880

Total derivatives designated as hedging instruments		—	—		36,079	43,297

Total Derivatives		$—	$—		$36,079	$43,297

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Operations:

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three Month Period Ended March 31, 2011

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2011	Portion)	2011	Portion)	2011
Interest rate contracts	$(107)	Interest Expense	$(7,311)	Other Income (Expense)	$14

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three Month Period Ended March 31, 2010

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2010	Portion)	2010	Portion)	2010
Interest rate contracts	$(11,311)	Interest Expense	$(7,610)	Other Income (Expense)	$21

At March 31, 2011, ($25,134) of AOCI is expected to be reclassified into interest expense over the next 12 months associated with interest rate derivatives.

The Company is required to provide collateral in the form of vessel assets to support the interest rate swap agreements, excluding vessel assets of Baltic Trading.  At March 31, 2011, the Company’s 35 vessels mortgaged under the 2007 Credit Facility served as collateral in the aggregate amount of $100,000.

12 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of AOCI included in the accompanying condensed consolidated balance sheets consist of net unrealized gain (loss) on cash flow hedges and net unrealized gain (loss) from investments in Jinhui stock as of March 31, 2011 and December 31, 2010.

	AOCI	Net Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Investments
AOCI — January 1, 2011	$(5,210)	$(43,152)	$37,942
Change in unrealized gain on investments	430		430
Unrealized gain on cash flow hedges	7,205	7,205
AOCI — March 31, 2011	$2,425	$(35,947)	$38,372

13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 are noted below.  All carrying values approximate the instrument’s fair values with the exception of the 2010 Notes.

	March 31, 2011	December 31, 2010
Cash and cash equivalents	$275,466	$270,877
Restricted cash	9,750	9,000
Investments	55,144	54,714
Floating rate debt	1,647,478	1,643,939
2010 Notes	117,500	129,531
Derivative instruments — liability position	36,079	43,297

The fair value of the investments is based on quoted market rates.  The fair value of the floating rate debt under the 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility are estimated based on current rates offered to the Company for similar debt of the same remaining maturities.  Additionally, the Company considers its creditworthiness in determining the fair value of floating rate debt under the credit facilities.  The carrying value approximates the fair market value for these floating rate loans.  The fair value of the convertible senior notes payable represents the market value of the 2010 Notes at March 31, 2011 without bifurcating the value of the conversion option.  The fair value of the interest rate swaps is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of both the swap counterparty and the Company.

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

The following table summarizes the valuation of the Company’s investments and financial instruments by the above pricing levels as of the valuation dates listed:

	March 31, 2011
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$55,144	$55,144	$—
2010 Notes	117,500	—	117,500
Derivative instruments — liability position	36,079	—	36,079

	December 31, 2010
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$54,714	$54,714	$—
2010 Notes	129,531	—	129,531
Derivative instruments — liability position	43,297	—	43,297

The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The 2010 Notes are publicly traded in the over-the-counter market; however, they are not considered to be actively traded.  As such, the 2010 Notes have been classified as a Level 2 Item.  The Company’s interest rate derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR.  The Company has elected to use the income approach to value the derivatives, using observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  Refer to Note 11 — Interest Rate Swap Agreements for further information regarding the Company’s interest rate swap agreements.  ASC 820-10 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments in an asset or liability position and did not have a material impact on the fair value of these derivative instruments.  As of March 31, 2011, both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

14 - PREPAID EXPENSES AND OTHER CURRENT AND NONCURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2011	December 31, 2010
Lubricant, fuel oil and diesel oil inventory and other stores	$8,430	$7,445
Prepaid items	6,011	4,693
Insurance receivable	1,277	1,257
Other	672	615
Total prepaid expenses and other current assets	$16,390	$14,010

Other noncurrent assets in the amount of $514 at March 31, 2011 represents the security deposit related to the operating lease entered into effective April 4, 2011.  Refer to Note 19 — Commitments and Contingencies for further information related to the lease agreement.

15 - OTHER ASSETS, NET

Other assets consist of deferred financing costs, which include fees, commissions and legal expenses associated with securing loan facilities and other debt offerings.  These costs are amortized over the life of the related debt and are included in interest expense.  As of March 31, 2011 and December 31, 2010, the Company has deferred financing fees associated with the 2007 Credit Facility, the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, the debt portion of the 2010 Notes and the 2010 Baltic Trading Credit Facility.  (Refer to Note 9 — Long-Term Debt and Note 10 — Convertible Senior Notes).  Total net deferred financing costs consist of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

2007 Credit Facility	$10,074	$10,074
$100 Million Term Loan Facility	1,318	1,318
$253 Million Term Loan Facility	3,563	3,529
2010 Notes	3,637	3,637
2010 Baltic Trading Credit Facility	2,943	2,940
Total deferred financing costs	21,535	21,498
Less: accumulated amortization	5,340	4,561
Total	$16,195	$16,937

Amortization expense for deferred financing costs for the three months ended March 31, 2011 and 2010 was $778 and $264, respectively, and is recorded as a component of interest expense in the Condensed Consolidated Statements of Operations.

16 - FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2011	December 31, 2010
Fixed assets:
Vessel equipment	$2,504	$2,386
Leasehold improvements	1,146	1,146
Furniture and fixtures	347	347
Computer equipment	472	472
Total cost	4,469	4,351
Less: accumulated depreciation and amortization	2,161	2,041
Total	$2,308	$2,310

Depreciation and amortization expense for fixed assets for the three months ended March 31, 2011 and 2010 was $121 and $118, respectively.

17 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2011	December 31, 2010
Accounts payable	$5,491	$6,454
Accrued general and administrative expenses	11,294	14,166
Accrued vessel operating expenses	10,201	11,170

Total	$26,986	$31,790

18 - REVENUE FROM TIME CHARTERS

Total voyage revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, for the three months ended March 31, 2011 and 2010 was $100,619 and $94,681, respectively.  Included in revenues for the three months ended March 31, 2011 and 2010 was profit sharing revenue of $93 and $0, respectively.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of May 2, 2011 is expected to be $109,959 for the remainder of 2011, $49,881 during 2012 and $1,674 during 2013, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For most drydockings, the Company assumes twenty days of offhire.  Future minimum revenue excludes revenue earned for the five vessels currently in pool arrangements, namely the Genco Explorer, Genco Pioneer, Genco Progress, Genco Reliance, and Genco Sugar, as pool rates cannot be estimated.  Additionally, future minimum revenue excludes revenue to be earned for the Company’s vessels that are currently on or will be on spot market-related time charters, namely Genco Aquitaine, Genco Augustus, Genco Auvergne, Genco Beauty, Genco Brittany,  Genco Carrier, Genco Challenger,  Genco Champion, Genco Charger, Genco Claudius, Genco Knight, Genco Languedoc, Genco Leader, Genco Maximus, Genco Muse, Genco Picardy, Genco Rhone, Genco Success, Genco Surprise, Genco Thunder, Genco Vigour, Genco Warrior, Baltic Bear, Baltic Cougar, Baltic Cove, Baltic Jaguar, Baltic Leopard, Baltic Panther, Baltic Wind, Baltic Breeze and Baltic Wolf, as spot rates cannot be estimated.

19 - COMMITMENTS AND CONTINGENCIES

In September 2005, the Company entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company had a deferred rent credit at March 31, 2011 and December 31, 2010 of $644 and $657, respectively.  Rent expense for the three months ended March 31, 2011 and 2010 was $117 for each respective period.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $388 for the remainder of 2011, $518 annually for 2012 through 2014, $529 for 2015 and a total of $2,568 for the remaining term of the lease.

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for a larger office space in New York, New York.  The term of the sub-sublease is expected to commence approximately June 1, 2011, with a free base rental period during the first five months of such term (expected to be from June 1, 2011 to October 31, 2011).  Following the expiration of the free base rental period, the monthly base rental payments will be $82 per month until the last day of the 48th month of the term (expected to be May 31, 2015) and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor is obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that will commence, immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.   Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord will constitute one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the entire lease from the estimated start date of June 1, 2011 to September 30, 2025 will be $130.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $164 for the remainder of 2011, $982 annually for 2012 through 2014, $1,037 for 2015 and a total of $18,658 for the remaining term of the lease.

Refer to Note 5 — Vessel Acquisitions and Dispositions for the remaining purchase price of vessels that we have agreed to purchase from Metrostar.

20 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan which is available to full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis.  The matching contribution vests immediately.  For the three months ended March 31, 2011 and 2010, the Company’s matching contribution to the 401(k) plan was $115 and $57, respectively.

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

The table below summarizes the Company’s nonvested stock awards for the three months ended March 31, 2011 under the GS&T Plan:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2011	809,087	$19.40
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2011	809,087	$19.40

There were no shares that vested under the GS&T Plan during the three months ended March 31, 2011 and 2010.

For the three months ended March 31, 2011 and 2010, the Company recognized nonvested stock amortization expense for the GS&T Plan, which is included in general, administrative and management fees, as follows:

	Three Months Ended March 31,
	2011	2010
General, administrative and management fees	$1,494	$1,044

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2011, unrecognized compensation cost of $9,758 related to nonvested stock will be recognized over a weighted average period of 4.20 years.

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

Grants of restricted stock to Peter Georgiopoulos, Chairman of the Board of Baltic Trading, and John Wobensmith, President and Chief Financial Officer of Baltic Trading, made in connection with Baltic Trading’s IPO vest ratably on each of the first four anniversaries of March 15, 2010.  Grants of restricted common stock to Baltic Trading’s directors made following Baltic Trading’s IPO (which exclude the foregoing grant to Mr. Georgiopoulos) vested on March 15, 2011.  Grants of restricted stock made to executives and the Chairman of the Board not in connection with the Company’s IPO vest ratably on each of the first four anniversaries of the determined vesting date.

The following table presents a summary of Baltic Trading’s nonvested stock awards for the three months ended March 31, 2011 under the Baltic Trading Plan:

	Number of Common Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2011	583,500	$13.40
Granted	—	—
Vested	(129,000)	14.00
Forfeited	—	—

Outstanding at March 31, 2011	454,500	$13.23

The total fair value of shares that vested under the Baltic Trading Plan during the three months ended March 31, 2011 and 2010 was $1,131 and $0, respectively.

For the three months ended March 31, 2011 and 2010, the Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in general, administrative and management fees, as follows:

	Three Months Ended March 31,
	2011	2010
General, administrative and management fees	$945	$211

The Company is amortizing Baltic Trading’s grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2011, unrecognized compensation cost of $3,981 related to nonvested stock will be recognized over a weighted average period of 3.11 years.

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

Since the inception of the share repurchase program through March 31, 2011, the Company repurchased and retired 278,300 shares of its common stock for $11,500.  No share repurchases were made during the three months ended March 31, 2011 and 2010.

23 - LEGAL PROCEEDINGS

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

24 - SUBSEQUENT EVENTS

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for a larger office space in New York, New York for a term expected to commence June 1, 2011 and expiring April 30, 2018.  On April 4, 2011, the Company also entered into a direct lease for such office space with the over-landlord for a term commencing upon the expiration of the sub-sublease agreement and expiring September 30, 2025.  Refer to Note 19 — Commitments and Contingencies for further information regarding the lease agreements.

On April 28, 2011, Baltic Trading declared a dividend of $0.06 per share to be paid on or about May 20, 2011 to shareholders of record as of May 13, 2011.  The aggregate amount of the dividend is expected to be approximately $1.4 million, of which approximately $1.0 million will be paid to minority shareholders, which Baltic Trading anticipates will be funded from cash on hand at the time payment is to be made.

On May 9, 2011, GS&T drew down $20,000 on its $100 Million Term Loan Facility to fund the purchase of the Genco Avra, a Handysize newbuilding, from a company within the Metrostar group of companies.  The Genco Avra is expected to be delivered on or about May 12, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) acts of war, terrorism, or piracy; (ix) changes in the condition of the our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (x) the number of offhire days needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims including offhire days; (xi) our acquisition or disposition of vessels; (xii) the completion of definitive documentation with respect to time charters; (xiii) charterers’ compliance with the terms of their charters in the current market environment; (xiv) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, our agreements to acquire vessels; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent reports on Form 8-K and Form 10-Q.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding vessels of Baltic Trading Limited (“Baltic Trading”), as of May 10, 2011, our fleet consisted of nine Capesize, eight Panamax, 17 Supramax, six Handymax and ten Handysize drybulk carriers, with an aggregate carrying capacity of approximately 3,707,000 dwt, and the average age of our fleet was approximately 6.4 years, as compared to the average age for the world fleet of approximately 14 years for the drybulk shipping segments in which we compete.  After the expected delivery of three Handysize vessels that we have agreed to acquire and retain, we will own a fleet of fifty-three drybulk vessels, consisting of nine Capesize, eight Panamax, 17 Supramax, six Handymax and thirteen Handysize vessels, excluding the vessels of Baltic Trading.  We seek to deploy our vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers, including Lauritzen Bulkers A/S or LB/IVS Pool, in which Lauritzen Bulkers A/S acts as the pool manager (collectively, “Lauritzen Bulkers”), Cargill International S.A., Pacific Basin Chartering Ltd., COSCO Bulk Carriers Co., Ltd., and Oldendorff GMBH and Co. KG. Lubeck.  The majority of the vessels in our current fleet are presently engaged under time charter contracts that expire (assuming the option periods in the time charters are not exercised) between May 2011 and June 2013.

In addition, as of May 10, 2011, Baltic Trading’s fleet consisted of two Capesize, four Supramax and three Handysize drybulk carriers with an aggregate carrying capacity of approximately 672,000 dwt.

See pages 32 - 36 for a table of all vessels that have been delivered or are expected to be delivered to us, including Baltic Trading’s vessels.

We intend to acquire additional modern, high-quality drybulk carriers through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow.  We expect to fund acquisitions of additional vessels using cash reserves set aside for this purpose, additional borrowings and may consider additional debt and equity financing alternatives from time to time.

On June 3, 2010, we entered into an agreement to purchase a total of eight Handysize drybulk vessels, including five newbuildings, from companies within the Metrostar group of companies for an aggregate purchase price of $266.0 million.  Five of these vessels will be owned by us and three will be owned by Baltic Trading.  Additionally, on June 24, 2010, we entered into a Master Agreement with Bourbon SA (“Bourbon”) to purchase sixteen drybulk vessels, including two newbuildings, for an aggregate purchase price of $545.0 million.  We have retained thirteen of the sixteen vessels, including one newbuilding, and the remaining three vessels were immediately resold to Maritime Equity Partners LLC (“MEP”), a company managed by a company owned by our Chairman, Peter C. Georgiopoulos.  Refer to Note 5 — Vessel Acquisitions and Dispositions in our condensed consolidated financial statements for further information.  A total of five vessels have been delivered from companies within the Metrostar group of companies and all sixteen vessels have been delivered from Bourbon, three of which were sold to MEP.  The remaining Metrostar vessels are all planned to be delivered between May and November 2011.

In order to fund the acquisition of these vessels, we entered into two senior secured term loan facilities.  On August 20, 2010, we entered into a $253 million senior secured term loan facility to be utilized to fund a portion of the purchase price of the acquisition of thirteen vessels from affiliate of Bourbon SA.  On August 12, 2010, we entered into a $100 million senior secured term loan facility to be utilized to fund or refund to us a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies.  The Baltic Trading vessels have been funded utilizing its $150 million senior secured revolving credit facility for bridge financing.

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

Baltic Trading, formerly a wholly-owned subsidiary of the Company, completed its IPO on March 15, 2010.  As of March 31, 2011, the Company’s wholly-owned subsidiary Genco Investments LLC owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 25.24% ownership interest in Baltic Trading at March 31, 2011 and 83.51% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Baltic Trading is consolidated with the Company, as we control a majority of the voting interest in Baltic Trading.  Management’s discussion and analysis of the Company’s results of operations and financial condition in this section includes the results of Baltic Trading.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three months ended March 31, 2011 and 2010 on a consolidated basis, which includes the operations of Baltic Trading.

	For the three months ended March 31,		Increase
	2011	2010	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	990.0	810.0	180.0	22.2%
Panamax	720.0	720.0	—	—
Supramax	1,802.6	360.0	1,442.6	400.7%
Handymax	540.0	540.0	—	—
Handysize	1,170.0	720.0	450.0	62.5%

Total	5,222.6	3,150.0	2,072.6	65.8%

Available days (2)
Capesize	990.0	794.8	195.2	24.6%
Panamax	701.7	720.0	(18.3)	(2.5)%
Supramax	1,800.7	348.6	1,452.1	416.6%
Handymax	540.0	526.1	13.9	2.6%
Handysize	1,170.0	716.2	453.8	63.4%

Total	5,202.4	3,105.7	2,096.7	67.5%

Operating days (3)
Capesize	989.4	794.8	194.6	24.5%
Panamax	694.3	717.4	(23.1)	(3.2)%
Supramax	1,789.1	347.7	1,441.4	414.6%
Handymax	538.4	516.7	21.7	4.2%
Handysize	1,162.8	716.2	446.6	62.4%

Total	5,174.0	3,092.8	2,081.2	67.3%

Fleet utilization (4)
Capesize	99.9%	100.0%	(0.1)%	(0.1)%
Panamax	98.9%	99.6%	(0.7)%	(0.7)%
Supramax	99.4%	99.7%	(0.3)%	(0.3)%
Handymax	99.7%	98.2%	1.5%	1.5%
Handysize	99.4%	100.0%	(0.6)%	(0.6)%
Fleet average	99.5%	99.6%	(0.1)%	(0.1)%

	For the three months ended March 31,		Increase
	2011	2010	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$27,428	$45,332	$(17,904)	(39.5)%
Panamax	25,842	30,086	(4,244)	(14.1)%
Supramax	16,100	24,591	(8,491)	(34.5)%
Handymax	22,245	29,796	(7,551)	(25.3)%
Handysize	11,418	18,960	(7,542)	(39.8)%

Fleet average	19,155	30,248	(11,093)	(36.7)%

Daily vessel operating expenses (6)
Capesize	$5,263	$5,498	$(235)	(4.3)%
Panamax	4,753	4,500	253	5.6%
Supramax	4,608	4,618	(10)	(0.2)%
Handymax	4,796	4,716	80	1.7%
Handysize	4,501	4,145	356	8.6%

Fleet average	4,748	4,726	22	0.5%

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

	For the three months ended March 31,
	2011	2010

Voyage revenues (in thousands)	$100,619	$94,681
Voyage expenses (in thousands)	968	737
	$99,651	$93,944
Total available days	5,202.4	3,105.7
Total TCE rate	$19,155	$30,248

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

Operating Data

	For the three months ended March 31,
	2011	2010	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenue	$100,619	$94,681	$5,938	6.3%
Service revenue	810	—	810	100.0%

Total revenue	101,429	94,681	6,748	7.1%

Operating Expenses:
Voyage expenses	968	737	231	31.3%
Vessel operating expenses	24,795	14,887	9,908	66.6%
General, administrative and management fees	8,851	5,797	3,054	52.7%
Depreciation and amortization	33,081	24,834	8,247	33.2%

Total operating expenses	67,695	46,255	21,440	46.4%

Operating income	33,734	48,426	(14,692)	(30.3)%
Other (expense) income	(21,204)	(15,325)	(5,879)	38.4%

Net income before income taxes	12,530	33,101	(20,571)	(62.1)%
Income tax expense	(359)	—	(359)	100.0%

Net income	12,171	33,101	(20,930)	(63.2)%
Less: Net loss attributable to noncontrolling interest	(1,255)	(349)	(906)	259.6%
Net income attributable to Genco Shipping & Trading Limited	$13,426	$33,450	$(20,024)	(59.9)%

Earnings per share - Basic	$0.38	$1.07	$(0.69)	(64.5)%
Earnings per share - Diluted	$0.38	$1.06	$(0.68)	(64.2)%
Dividends declared and paid per share	$—	$—	$—	—
Weighted average common shares outstanding - Basic	35,142,110	31,405,798	3,736,312	11.9%
Weighted average common shares outstanding - Diluted	35,218,699	31,543,465	3,675,234	11.7%

EBITDA (1)	$68,015	$73,638	$(5,623)	(7.6)%

(1)          EBITDA represents net income attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our consolidated statements of cash flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The foregoing definition of EBITDA differs from the definition of Consolidated EBITDA used in the financial covenants of our 2007 Credit Facility, our $253 Million Term Loan Credit Facility, and $100 Million Term Loan Credit Facility.  Specifically, Consolidated EBITDA substitutes gross interest expense (which includes amortization of deferred financing costs) for net interest expense used in our definition of EBITDA, includes adjustments for restricted stock amortization and non-cash charges for deferred financing costs related to the refinancing of other credit facilities or any non-cash losses from our investment in Jinhui, and excludes extraordinary gains or losses and gains or losses from derivative instruments used for hedging purposes or sales of assets other than inventory sold in the ordinary course of business.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income for each of the periods presented above:

	For the three months ended March 31,
	2011	2010

Net income attributable to Genco Shipping & Trading Limited	$13,426	$33,450
Net interest expense	21,149	15,354
Income tax expense	359	—
Depreciation and amortization	33,081	24,834

EBITDA (1)	$68,015	$73,638

Results of Operations

The following tables set forth information about the vessels in our fleet, including Baltic Trading’s vessels, as of May 3, 2011:

Genco Shipping & Trading Limited

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)	Net Revenue Daily Rate (3)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	December 2011	100% of BCI(4)
Genco Tiberius	2007	Cargill International S.A.	September 2011	31,000
Genco London	2007	Cargill International S.A.	September 2011	31,000
Genco Titus	2007	Cargill International S.A.	September 2011	45,000(5)	46,250
Genco Constantine	2008	Cargill International S.A.	August 2012	52,750(5)
Genco Hadrian	2008	Cargill International S.A.	October 2012	65,000(5)
Genco Commodus	2009	Morgan Stanley Capital Group Inc.	June 2011	36,000
Genco Maximus	2009	Swissmarine Services S.A.	November 2011	98.5% of BCI(6)
Genco Claudius	2010	Swissmarine Services S.A.	January 2012	98.5% of BCI(6)

Panamax Vessels
Genco Beauty	1999	U-Sea Bulk A/S, Copenhagen	March 2012	100% of BPI(7)
Genco Knight	1999	Swissmarine Services S.A.	February 2012	100% of BPI(7)
Genco Leader	1999	J. Aron & Company	December 2011	100% of BPI(8)
Genco Vigour	1999	Global Maritime Investments Ltd.	December 2011	100% of BPI(9)
Genco Acheron	1999	Global Chartering Ltd (a subsidiary of ArcelorMittal Group)	July 2011	55,250
Genco Surprise	1998	Global Maritime Investments Ltd.	November 2011	97% of BPI(10)
Genco Raptor	2007	COSCO Bulk Carriers Co., Ltd.	April 2012	52,800
Genco Thunder	2007	Swissmarine Services S.A.	November 2011	100% of BPI(11)

Supramax Vessels
Genco Predator	2005	Pacific Basin Chartering Ltd.	June 2011	22,500
Genco Warrior	2005	Klaveness Chartering	November 2011	102% of BSI(12)
Genco Hunter	2007	Pacific Basin Chartering Ltd.	June 2011	21,750
Genco Cavalier	2007	MUR Shipping B.V.	September 2011	19,200
Genco Lorraine	2009	Olam International Ltd.	June 2012	18,500
Genco Loire	2009	Oldendorff GMBH and Co.	August 2011	20,250
Genco Aquitaine	2009	Klaveness Chartering	March 2012	102% of BSI(13)
Genco Ardennes	2009	Klaveness Chartering	August 2012	19,000
Genco Auvergne	2009	Trafigura Beheer B.V.	October 2011	102% of BSI(12)
Genco Bourgogne	2010	Setaf-Saget SAS	November 2011	19,900
Genco Brittany	2010	Swissmarine Services S.A.	December 2011	102% of BSI(12)
Genco Languedoc	2010	Swissmarine Services S.A.	November 2011	102% of BSI(12)
Genco Normandy	2007	Setaf-Saget SAS	June 2011	15,250(14)
Genco Picardy	2005	Trafigura Beheer B.V.	December 2011	100% of BSI(15)
Genco Provence	2004	Setaf-Saget SAS	December 2011	20,250
Genco Pyrenees	2010	Setaf-Saget SAS	July 2011	19,000
Genco Rhone	2011	AMN Bulkcarriers Inc.	February 2012	102% of BSI

Handymax Vessels
Genco Success	1997	Swissmarine Services S.A.	January 2012	90% of BSI(16)
Genco Carrier	1998	ED & F MAN Shipping Ltd.	February 2012	92.5% of BSI(17)
Genco Prosperity	1997	Pacific Basin Chartering Ltd	June 2011	37,000
Genco Wisdom	1997	Klaveness Chartering	September 2011	14,150(18)
Genco Marine	1996	STX Pan Ocean Co. Ltd.	May 2011	12,000(19)
Genco Muse	2001	Trafigura Beheer B.V.	May 2011/April 2012	12,500/ 95% of BSI(20)

Handysize Vessels
Genco Explorer	1999	Lauritzen Bulkers A/S	August 2011	Spot(21)
Genco Pioneer	1999	Lauritzen Bulkers A/S	August 2011	Spot(21)
Genco Progress	1999	Lauritzen Bulkers A/S	May 2012	Spot(21)
Genco Reliance	1999	Lauritzen Bulkers A/S	May 2012	Spot(21)
Genco Sugar	1998	Lauritzen Bulkers A/S	May 2012	Spot(21)
Genco Charger	2005	AMN Bulkcarriers Inc.	December 2011	100% of BHSI(22)
Genco Challenger	2003	AMN Bulkcarriers Inc.	December 2011	100% of BHSI(22)
Genco Champion	2006	Pacific Basin Chartering Ltd.	March 2012	100% of BHSI(22)
Genco Ocean	2010	Cargill International S.A.	June 2013	$8,500-$13,500 with 50% profit sharing(23)	(24)
Genco Bay	2010	Cargill International S.A.	January 2013	$8,500-$13,500 with 50% profit sharing(23)	(24)

Vessels to be Delivered Handysize Vessels
Genco Avra	2011 (25)	Cargill International S.A.	34.5-37.5 months after delivery	$8,500-$13,500 with 50% profit sharing(23)	(27)
Genco Mare	2011 (25)	Cargill International S.A.	45.5-50.5 months after delivery	115% of BHSI(26)
Genco Spirit	2011 (25)	Cargill International S.A.	34.5-37.5 months after delivery	$8,500-$13,500 with 50% profit sharing(23)	(27)

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

(3) For the vessels acquired with a below-market time charter rate, the approximate amount of revenue on a daily basis to be recognized as revenues is displayed in the column named ‘‘Net Revenue Daily Rate’’ and is net of any third-party commissions. Since these vessels were acquired with existing time charters with below-market rates, Genco allocated the purchase price between the respective vessels and an intangible liability for the value assigned to the below-market charter-hire. This intangible liability is amortized as an increase to voyage revenues over the minimum remaining terms of the applicable charters. The minimum remaining term for the Genco Titus is on September 16, 2011, at which point the respective liabilities were or will be amortized to zero and the vessels began or will begin earning the ‘‘Cash Daily Rate.’’ For cash flow purposes, we will continue to receive the rate presented in the ‘‘Cash Daily Rate’’ column until the charter expires.

(4) The charter is based on 100% of the average of the daily rates of the BCI, as reflected in daily reports.  The duration of the time charter is 10.5 to 14.5 months with hire payment being made in arrears less a 5.00% third party brokerage commission.  We maintain the option to convert the charter to a fixed rate based on 100% of Capesize FFA values

(5) These charters include a 50% index-based profit sharing component above the respective base rates listed in the table. The profit sharing between the charterer and us for each 15-day period is calculated by taking the average over that period of the published Baltic Cape Index of the four time charter routes, as reflected in daily reports. If such average is more than the base rate payable under the charter, the excess amount is allocable 50% to each of the charterer and us. A third-party brokerage commission of 3.75% based on the profit sharing amount due to us is payable out of our share.

(6) The duration of the spot market-related time charter for both vessels is 11 to 13.5 months with a hire payment based on 98.5% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  We maintain the option to convert to a fixed rate based on Capesize FFA values at 98.5%.

(7) We have reached an agreement with U-Sea Bulk A/S, Copenhagen on a spot market-related time charter for the Genco Beauty based on 100% of the Baltic Panamax Index, or BPI, as reflected in daily reports, except for the initial 30 days after delivery in which hire is based on 100% of the Baltic Panamax P3A.  The charter commenced on April 24, 2011.  For the Genco Knight, we have reached an agreement with Swissmarine Services S.A. for 10.5 to 13.5 months that commenced on March 23, 2011 at a rate based on 100% of the BPI as reflected in daily reports.  For both vessels, hire will be paid every 15 days in arrears net of a 5.00% third party brokerage commission.  We maintain the option to convert to a fixed rate based on Panamax FFA values at 100%.

(8) We have reached an agreement with J. Aron & Company on a spot market-related time charter for 11 to 13.5 months at a rate based on 100% of the BPI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  We maintain the option to convert to a fixed rate 10 months after delivery based on Panamax FFA values at 100%.

(9) We have reached an agreement with Global Maritime Investments Ltd. on a spot market-related time charter for 10.5 to 13.5 months at a rate based on 100% of the BPI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  We maintain the option to convert to a fixed rate 10 months after delivery based on Panamax FFA values at 100%.

(10) The rate for the spot market-related time charter is based on 97% of the average of the daily rates of the BPI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission. We maintain the option to convert the balance of any period after the initial 50 days and up to 9.5 months after delivery to a fixed rate based on Panamax FFA values at 97%.

(11) We have reached an agreement with Swissmarine Services S.A. on a spot market-related time charter for 11 to 13.5 months with the rate based off 100% of the average of the daily rates of the BPI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  We maintain the option to convert the balance of any period after the initial 45 days at a fixed rate based on Panamax FFA values at 100%. The vessel delivered to its current charter on December 23, 2010.

(12) The rate for the spot market-related time charter is based on 102% of the average of the daily rates of the Baltic Supramax Index, or BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  We maintain the option to convert the balance of any period after the initial 30 days to a fixed rate based on Supramax FFA values at 102% for the Warrior and 100% for the Auvergne, Languedoc and Brittany.

(13) We have reached an agreement with Klaveness Chartering on a spot market-related time charter based on 102% of the BSI, as reflected in daily reports.  Hire is paid in arrears less a 5.00% third party brokerage commission.  We maintain the option to convert the balance of any period to a fixed rate based on Supramax FFA values at 102%.  The duration of the charter is 11 to 13.5 months commencing on April 26, 2011.

(14) We have reached an agreement with Setaf-Saget SAS at a rate of $15,250 per day less a 5.00% third party brokerage commission for approximately 60 days.  If the time charter exceeds 68 days, hire is to be $16,000 per day.  Payment is made in advance.  The vessel delivered to its current charterer on April 4, 2011.

(15) We have reached an agreement with Trafigura Beheer B.V. on a spot market-related time charter based on 100% of the average of the daily rates of the BSI, as reflected in daily reports.  The duration of the charter is 10.5 to 13.5 months with payment being made in arrears less a 5.00% third party brokerage commission. We maintain the option to convert to a fixed rate based on Supramax FFA values at 100%.

(16) We have reached an agreement with Swissmarine Services S.A. on a spot market-related time charter for a minimum 11 months with a maximum expiration date of March 15, 2012 at a rate based on 90% of the average of the daily rates of the BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  We maintain the option to convert the balance period after the initial 30 days at a fixed rate based on Supramax FFA values at 90%.

(17) We have reached an agreement with ED & F MAN Shipping Ltd. on a spot market-related time charter for 11 to 13.5 months at a rate based on 92.5% of the average of the daily rates of the BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  We maintain the option to convert the balance period at a fixed rate based on Supramax FFA values at 92.5%.  The vessel delivered to its new charterer on March 8, 2011.

(18) We have reached an agreement with Klaveness Chartering at a rate of $12,750 per day for the first 30 days of the charter less a 5.00% third party brokerage commission and $14,150 for the remainder of the charter less a 5.00% third party brokerage commission.  The duration of the charter is 8.5 to 11.5 months.

(19) We have reached an agreement with STX Pan Ocean Co. Ltd. at a rate of $12,000 per day that began on April 3, 2011 for one North Pacific round voyage to Japan.  Hire payment is made in advance less a 5.00% third party brokerage commission.  The vessel will proceed to drydocking on or about May 15, 2011.

(20) We have reached an agreement with Trafigura Beheer B.V. on a spot market-related time charter based on 95% of the average of the daily rates of the BSI, as reflected in daily reports.  The duration of the charter is 11 to 14.5 months with payment being made in arrears less a 5.00% third party brokerage commission.  We maintain the option to convert to a fixed rate based on Supramax FFA values at 95%.  The charter is to begin on or about May 15, 2011.  The vessel went into drydock for scheduled repairs on April 17, 2011 and came out of the yard on April 28, 2011.

(21) We have reached an agreement to enter these vessels into the LB/IVS Pool whereby Lauritzen Bulkers A/S acts as the pool manager. We can withdraw up to two vessels with three months’ notice and the remaining three vessels with 12 months’ notice.

(22) The Genco Charger, Challenger and Champion delivered to their current charterer following the completion of their previous charters on January 14, 2011, January 22, 2011 and April 21, 2011 respectively.  The rate for the spot market-related time charters are based on 100% of the average of the daily rates of the Baltic Handysize Index, or BHSI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  We maintain the option to convert the balance of any period at a fixed rate based on Handysize FFA values.

(23) The rate for the spot market-related time charter will be linked with a floor of $8,500 and a ceiling of $13,500 daily with a 50% profit sharing arrangement to apply to any amount above the ceiling. The rate will be based on 115% of the average of the daily rates of the Baltic Handysize Index, or BHSI, as reflected in daily reports. Hire will be paid every 15 days in advance net of a 5.00% third party brokerage commission.

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

(25) Built & delivery dates for vessels being delivered in the future are estimates based on guidance received from the sellers and/or the respective shipyards.

(26) The rate for the spot market-related time charter will be based on 115% of the average of the daily rates of the BHSI, as reflected in daily reports. Hire will be paid every 15 days in advance net of a 5.00% third party brokerage commission.

(27) These vessels were acquired with existing time charters with below-market rates. For the time charters that are below-market, we allocate the purchase price between the respective vessels and an intangible liability for the value assigned to the below-market charter-hire. This intangible liability will be amortized as an increase to voyage revenues over the minimum remaining terms of the applicable charters, at which point the respective liabilities will be amortized to zero and the vessels will begin earning the ‘‘Cash Daily Rate.’’ For cash flow purposes, We will continue to receive the rate presented in the ‘‘Cash Daily Rate’’ column until the charter expires.

Baltic Trading Limited

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	March 2012	101.5% of BCI (2)
Baltic Wolf	2010	Cargill International S.A.	September 2011	100% of BCI (3)
Supramax Vessels
Baltic Leopard	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	March 2012	97 % of BSI (4)
Baltic Panther	2009	Oldendorff GMBH and Co. KG. Lubeck	May 2011	95 % of BSI (5)
Baltic Jaguar	2009	Clipper Bulk Shipping N.V., Curacao	May 2011	95 % of BSI (5)
Baltic Cougar	2009	AMN Bulkcarriers Inc.	June 2011	96 % of BSI (6)
Handysize Vessels
Baltic Wind	2009	Cargill International S.A.	May 2013	115% of BHSI (7)
Baltic Cove	2010	Cargill International S.A.	February 2014	115% of BHSI (7)
Baltic Breeze	2010	Cargill International S.A.	July 2014	115% of BHSI (7)

(1)

The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of each contract, the charterer is entitled to extend the time charters from two to four months in order to complete the vessel’s final voyage plus any time the vessel has been off-hire.

(2)

We have agreed to terms on a spot market-related time charter with Swissmarine Services S.A. at a rate based on 101.5% of the Baltic Capesize Index (BCI), as reflected in daily reports except for the first 30 days after initial delivery for which hire is based on Baltic Cape C10 at 101.5%. Hire is paid in arrears net of a 6.25% brokerage commission which includes the 1.25% commission payable to GS&T. The duration is 10.5 to 13.5 months and delivered to Swissmarine on April 30, 2011.

(3)

Under the terms of the agreements, the rate for the spot market-related time charter is based on the average of the daily rates of the BCI, as reflected in daily reports. Hire is paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to GS&T. Baltic Trading is not responsible for voyage expenses, including fuel.

(4)

We have reached an agreement with Resource Marine PTE Ltd. on a spot market-related time charter based on 97% of the average of the daily rates of the Baltic Supramax Index (BSI), as reflected in daily reports. Hire is paid in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco Shipping & Trading Limited. The duration is 11 to 13.5 months and commenced on April 24, 2011. The vessel was previously on a time charter with Jaldhi Overseas PTE Ltd, Singapore that began on March 30, 2011 at a fixed rate of $14,250 less a 6.25% brokerage commission, which included the 1.25% commission payable to GS&T.

(5)

The rate for the spot market-related time charter is based on 95% of the average of the daily rates of the BSI, as reflected in daily reports. Hire is paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to GS&T. Baltic Trading is not responsible for voyage expenses, including fuel.

(6)

We have reached an agreement to enter the vessel in a spot market-related time charter based on 96% of the average of the daily rates of the Baltic Supramax Index (BSI), as reflected in daily reports. Hire is paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to GS&T. Baltic Trading is not responsible for voyage expenses, including fuel.

(7)

The rate for each of the spot market-related time charters is based on 115% of the average of the daily rates of the Baltic Handysize Index (BHSI), as reflected in daily reports. Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T. Baltic Trading is not responsible for voyage expenses, including fuel.

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

VOYAGE REVENUES-

For the three months ended March 31, 2011, voyage revenues increased 6.3% to $100.6 million versus $94.7 million for the three months ended March 31, 2010.  Revenues increased by approximately $5.9 million, primarily as a result of the increase in the size of our fleet and revenues earned by Baltic Trading’s vessels of $9.5 million offset by lower charter rates achieved for some of our vessels.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 36.7% to $19,155 a day for the three months ended March 31, 2011 from $30,248 a day for the three months ended March 31, 2010.  The decrease in TCE rates resulted from lower charter rates achieved in the first quarter of 2011 versus the same period last year for the majority of the vessels in our fleet.  Weather related disruptions reducing iron ore and coal volumes exported from Australia as well as peak newbuilding vessel deliveries during January of 2011 were the main contributors of reduced rates which affected the earnings of our vessels trading on spot market-related charters.  Also contributing to the lower TCE rates were the acquisition from Metrostar and Bourbon of smaller class vessels, as well as the consolidation of Baltic Trading’s fleet, which predominantly consists of smaller vessels.

For the three months ended March 31, 2011 and 2010, we had 5,222.6 and 3,150.0 ownership days, respectively.  The increase in ownership days is a result of the delivery of fourteen vessels during the third quarter of 2010 and one vessel during the first quarter of 2011 as well as the ownership days for Baltic Trading’s fleet of nine vessels which were acquired after March 31, 2010.  Fleet utilization was stable at 99.5% and 99.6% for the three month periods ended March 31, 2011 and 2010, respectively.

During 2010, the Baltic Dry Index (a drybulk index) went from a high on May 26, 2010 of 4,209 and fell to a low of 1,700 on July 15, 2010.  At December 31, 2010, the index was 1,773.  The index subsequently decreased to a low of 1,043 on February 4, 2011 and as of May 3, 2011 was trading at 1,292.  The lower index was mainly driven by a deteriorating freight rate environment in the Capesize sector. Supramax and Panamax vessels on the contrary maintained a more stable earnings profile through the cycle as a result of the broader cargo versatility of the vessels and demand strength of minor bulks. Factors contributing to the most recent downturn in rates include a decrease in demand due to disruptions caused by severe floods and other weather related issues in Australia, making it hard for coal and iron ore miners to export cargo to Asia as well as increased deliveries of newbuilding Capesize vessels.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day.  During the three months ended March 31, 2011 and 2010, total service revenue was $810 and $0, respectively.

VOYAGE EXPENSES-

For the three months ended March 31, 2011 and 2010, we did not incur significant port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under time charters, spot market-related time charters, or in pools that require the charterer or pool to bear all of those expenses.

For the three months ended March 31, 2011 and 2010, voyage expenses were $1.0 million and $0.7 million, respectively, and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $9.9 million for the three months ended March 31, 2011 and 2010, respectively, primarily a result of the operation of a larger fleet.  Additionally, the increase was due to the operation of nine Baltic Trading vessels which were delivered during the second, third and fourth quarters of 2010, which accounted for $3.9 million of vessel operating expenses during the three months ended March 31, 2011.  The increase was also related to slightly higher crew expenses during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Daily vessel operating expenses increased to $4,748 per vessel per day for the three months ended March 31, 2011 from $4,726 per day for the three months ended March 31, 2010.  The increase in daily vessel operating expenses was due to slightly higher crew costs on certain of our vessels.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For 2011, we budgeted daily vessel operating expenses at a weighted average rate of $5,200 per vessel per day.  Our actual daily vessel operating expenses per vessel for the three months ended March 31, 2011 were $452 below the budgeted rate.

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

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the three months ended March 31, 2011 and 2010, general, administrative and management fees were $8.9 million and $5.8 million, respectively.  The increase in general, administrative and management fees was primarily due to the increase in expenses associated with the operation of Baltic Trading, which resulted in $1.3 million of additional expenses, as well as the addition of personnel as the fleet expanded.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  The increase in general, administrative and management fees was also a result of higher management fees related to the operation of a larger fleet.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization charges increased by $8.2 million during the first quarter of 2011 as compared to the first quarter of 2010 primarily due to the operation of a larger fleet, including the fourteen vessels delivered during the third quarter of 2010 and one vessel delivered during the first quarter of 2011 as well as the nine Baltic Trading vessels delivered during 2010, which accounted for $3.6 million of the increase.  This increase was slightly offset by a decrease in depreciation due to the change in estimated salvage value from $175 per lightweight ton to $245 per lightweight ton.  Refer to Note 2 – Summary of Significant Accounting Policies in our condensed consolidated financial statements for further information regarding this change.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended March 31, 2011 and 2010, net interest expense was $21.1 million and $15.4 million, respectively.  Net interest expense during the three months ended March 31, 2011 consisted of interest expense under our 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility, and Baltic Trading’s $150 million senior secured revolving credit facility as well as interest expense related to our 5.0% Convertible Senior Notes (the “2010 Notes”).  Additionally, interest income, unused commitment fees associated with the credit facilities noted above as well as amortization of deferred financing costs related to the credit facilities noted above are included in net interest expense during the three months ended March 31, 2011.  The increase in net interest expense for the first quarter of 2011 versus the first quarter of 2010 was primarily a result of borrowing under the additional credit facilities entered into by the Company during 2010 due to the acquisition of additional vessels during 2010, as well as net interest expense incurred by Baltic Trading, which increased by $1.1 million.  Net interest expense during the first quarter of 2010 consisted primarily of interest expense under our 2007 Credit Facility as well as unused commitment fees and deferred financing costs related to the 2007 Credit Facility.

INCOME TAX EXPENSE-

For the three months ended March 31, 2011, income tax expense was $0.4 million as compared to $0 during the three months ended March 31, 2010.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our condensed consolidated financial statements for further information.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the three months ended March 31, 2011 and 2010, net loss attributable to noncontrolling interest was $1.3 million and $0.3 million, respectively.  These amounts represent the net loss attributable to the noncontrolling interest of Baltic Trading, which completed its IPO on March 15, 2010.

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

Currently, our wholly-owned subsidiary Genco Investments LLC owns 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 25.24% ownership interest in Baltic Trading and 83.51% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  On April 16, 2010, Baltic Trading entered into a $100 million senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (the “2010 Baltic Trading Credit Facility”).  The 2010 Baltic Trading Credit Facility was subsequently amended effective November 30, 2010 which increased the borrowing capacity from $100 million to $150 million.  The amended 2010 Baltic Trading Credit Facility matures on November 30, 2016.  See Note 9 – Long-Term Debt – 2010 Baltic Trading Credit facility in our condensed consolidated financial statements for a description of this facility as well as a description of the amendment entered into effective November 30, 2010.  To remain in compliance with a net worth covenant in the 2010 Baltic Trading Credit Facility, Baltic Trading would need to maintain a net worth of $232.8 million after the payment of any dividends.  We do not believe these restrictions have a significant impact on our liquidity.

We have entered into two secured term loan facilities during August 2010 in order to fund future vessel acquisitions.  On August 12, 2010, we entered into a $100 million secured term loan facility to fund or refund to us a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies.  Additionally, on August 20, 2010, we entered into a $253 million senior secured term loan facility to fund a portion of the purchase price of the acquisition of thirteen vessels from Bourbon.  Refer to Note 9 — Long-Term Debt of our condensed consolidated financial statements for further information regarding these loan facilities.

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

The 2007 Credit Facility, the $253 Million Term Loan Facility, and the $100 Million Term Loan Facility each include a maximum leverage ratio covenant limiting the ratio of our net debt to EBITDA to a maximum of 5.5 to 1.  We calculate the leverage ratio under our 2007 Credit Facility, $253 Million Term Loan Facility, and $100 Million Term Loan Facility by dividing our Average Consolidated Net Indebtedness by our Consolidated EBITDA as defined under these facilities.  There is no leverage ratio covenant under the Baltic Trading 2010 Credit Facility.  Average Consolidated Net Indebtedness is the monthly average of our indebtedness as defined under the facilities, which at March 31, 2011 consisted of long-term debt, the 2010 Notes, cash and cash equivalents (excluding restricted cash) and the letter of credit.

Pursuant to the current terms of the 2007 Credit Facility, the existing collateral maintenance financial covenant is waived, which required us to maintain pledged vessels with a value equal to at least 130% of our current borrowings, and accelerated the reductions of the total facility which began on March 31, 2009.  Please read the “2007 Credit Facility” section below for further details.  The collateral maintenance covenant is waived until we can represent that we are in compliance with all of our financial covenants.  Under the collateral maintenance covenants of our $253 Million Term Loan Facility, our $100 Million Term Loan Facility, and the 2010 Baltic Trading Credit Facility, the aggregate valuations of our vessels pledged under each facility must at least be a certain percentage of loans outstanding (or, in the case of the Baltic Trading Credit Facility, the total amount we may borrow), which percentages are 135%, 130%, and 140%, respectively.  Under our $253 Million Term Loan Facility, the amount payable upon early termination of any interest rate swaps under the facility is added to outstanding loans for purposes of this covenant.  If our valuations fall below the applicable percentage, we must provide additional acceptable collateral, repay a portion of our borrowings, or (in the case of the 2010 Baltic Trading Credit Facility) permanently reduce the amount we may borrow under the facility to the extent required to restore our compliance with the applicable covenant.

We were in compliance with the maximum leverage ratio covenant under our credit facilities at March 31, 2011 and would have remained in compliance at that date with a 10% reduction in our EBITDA.  However, due to the current prolonged weakness in drybulk shipping rates and borrowings we expect to make under our $100 Million Term Loan Facility for our remaining three vessel acquisitions, we may not meet this ratio at some point during 2011 if these market conditions continue.  While we are seeking waivers or modifications to our credit agreements and may also seek to raise additional capital through equity or debt offerings or selling assets (including vessels), we cannot be certain that we will accomplish any such actions.  Absent such waivers or modifications, if we do not comply with these covenants, it would be an event of default under our credit agreements if we do not remedy our noncompliance within the applicable period following notice from our lenders.  Upon an event of default under any of these three credit facilities, our lenders under each of these facilities may declare the indebtedness under our credit facilities to be immediately due and payable, and they may also terminate our ability to borrow further amounts under these facilities.  In addition, if payment of any of our credit facility indebtedness were accelerated and such acceleration remained uncured within 30 days after we receive notice under the Indenture for our 2010 Notes, we would be in default under the Indenture, and our indebtedness under the 2010 Notes could be declared immediately due and payable unless we obtain a waiver.  We can make no assurances that we could obtain additional or substitute financing if payment of any our indebtedness is accelerated.  As a result, we may experience a material adverse effect on our business, financial condition, results of operations, and cash flows.

Dividend Policy

Historically, our dividend policy, which commenced in November 2005, has been to declare quarterly distributions to shareholders by each February, May, August and November, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our Board of Directors determines we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  In the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.  Under the current terms of the 2007 Credit Facility, we are required to suspend the payment of cash dividends until we can represent that we are in a position to satisfy the collateral maintenance covenant.  Refer to the 2010 10-K for further information regarding the current terms of the 2007 Credit Facility.  As such, a dividend has not been declared during 2009, 2010 or the first quarter of 2011.

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

We believe that, under current law, our dividend payments from earnings and profits will constitute “qualified dividend income” and, as such, will generally be subject to a 15% U.S. federal income tax rate with respect to non-corporate U.S. shareholders that meet certain holding period and other requirements (through 2012). Distributions in excess of our earnings and profits will be treated first as a non-taxable return of capital to the extent of a U.S. shareholder’s tax basis in its common stock on a dollar-for-dollar basis and, thereafter, as capital gain.

Share Repurchase Program

On February 13, 2008, our board of directors approved our share repurchase program for up to a total of $50.0 million of our common stock.  Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program were determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act.  The program does not require us to purchase any specific number or amount of shares and may be suspended or reinstated at any time in our discretion and without notice.  Repurchases under the program are subject to restrictions under the 2007 Credit Facility.  Currently, the terms of the 2007 Credit Facility require us to suspend all share repurchases until we can represent that we are in a position to again satisfy the collateral maintenance covenant.  Refer to the “2007 Credit Facility” section below for further information.  There were no share repurchases during the three months ended March 31, 2011 or 2010.

Cash Flow

Net cash provided by operating activities for the three months ended March 31, 2011 and 2010 was $40.2 million and $55.0 million, respectively. The decrease in cash provided by operating activities was primarily due to lower net income for the first quarter of 2011, which resulted primarily from lower charter rates achieved in the first quarter of 2011 versus the same period last year for the majority of the vessels in our fleet. For the three months ended March 31, 2011 as compared to March 31, 2010, the lower net income was offset by significantly higher depreciation and amortization due to the operation of a larger fleet as well as a lower impact of the amortization of time charters acquired.

Net cash used in investing activities for the three months ended March 31, 2011 and 2010 was $36.0 million and $36.4 million, respectively.  The decrease was primarily due to deposits of restricted cash of $0.8 million during the three months ended March 31, 2011. For the three months ended March 31, 2011, cash used in investing activities primarily related to the purchase of vessels in the amount of $35.1 million. For the three months ended March 31, 2010, cash used in investing activities primarily related to the deposits on vessels in the amount of $35.6 million.

Net cash provided by financing activities was $0.5 million during the three months ended March 31, 2011 as compared to $198.6 million during the three months ended March 31, 2010. Cash provided by financing activities in 2011 mainly consisted of $21.5 million of proceeds from the $253 Million Term Loan Facility related to the Bourbon vessels acquired offset by the following uses of cash: a $12.5 million repayment of debt under the 2007 Credit Facility, $4.7 million repayment of debt under the $253 Million Term Loan Facility, $0.8 million repayment of debt under the $100 Million Term Loan Facility, $0.2 million of deferred financing costs and the $2.9 million dividend payment of Baltic Trading to its outside shareholders. For the same period last year, cash provided by financing activities consisted of $214.5 million of proceeds from the initial public offering of Baltic Trading offset by repayments on the 2007 Credit Facility of $12.5 million, $3.1 million for payments of common stock issuance costs and $0.3 million of deferred financing costs.

Credit Facilities

Refer to Note 9 – Long-Term Debt of our condensed consolidated financial statements for a summary and description of our outstanding credit facilities.  The underlying financial and non-financial covenants have been summarized in the 2010 10-K.

As of March 31, 2011, we believe we are in compliance with all of the financial covenants under our 2007 Credit Facility (with the exception of the collateral maintenance financial covenant, which has been waived as discussed in Note 9 – Long-Term Debt of our condensed consolidated financial statements), the $100 Million Term Loan Facility, the $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At March 31, 2011 and December 31, 2010, we had nine and ten interest rate swap agreements with DnB NOR Bank, respectively, to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $706.2 million and $756.2 million, respectively, and the swaps have specified rates and durations.

Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed consolidated financial statements, which summarizes the interest rate swaps in place as of March 31, 2011 and December 31, 2010.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contract, or commitments to perform in the future a shipping service between ship owners, charterers and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of March 31, 2011.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of March 31, 2011.  The table incorporates our agreement with Metrostar to acquire three remaining Handysize vessels for an aggregate remaining purchase price of $89.8 million.  Additionally, the table incorporates the employment agreement entered into in September 2007 with our Chief Financial Officer, John Wobensmith.  The interest and borrowing fees reflect the 2007 Credit Facility, the 2010 Baltic Trading Credit Facility, as amended, the $100 Million Term Loan Facility, the $253 Million Term Loan Facility and the 2010 Notes utilizing the coupon rate of 5% which were issued on July 27, 2010 and the interest rate swap agreements as discussed above under the section “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements.”  The following table also incorporates the future lease payments associated with the current lease agreement as well at the new lease agreement entered into effective April 4, 2011.  Refer to Note 19 – Commitments and Contingencies for further information regarding the terms of the current and new lease agreements.

	Total	Less than One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Credit Agreements (3)	$1,647,478	$55,032	$396,619	$580,757	$615,070
2010 Notes	125,000	—	—	125,000	—
Remainder of purchase price of vessels (2)	89,775	89,775	—	—	—
Interest and borrowing fees	257,435	58,551	111,894	69,355	17,635
Executive employment agreement	221	221	—	—	—
Office leases	27,842	552	2,999	3,065	21,226
Totals	$2,147,752	$204,132	$511,512	$778,177	$653,931

(1)          Represents the nine-month period ending December 31, 2011.

(2)          The timing of this obligation is based on the actual or estimated delivery dates for the anticipated delivery of vessels as provided by the seller of the respective vessels.

(3)   On May 9, 2011, $20.0 million was drawn down by GS&T in order to fund the purchase of the Genco Avra, which is expected to be delivered on or about May 12, 2011.

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

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Excluding Baltic Trading’s vessels, our fleet currently consists of nine Capesize drybulk carriers, eight Panamax drybulk carriers, 17 Supramax drybulk carriers, six Handymax drybulk carriers and ten Handysize drybulk carriers.  Baltic Trading’s fleet currently consists of two Capesize drybulk carriers, four Supramax drybulk carriers and three Handysize drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings. We estimate our drydocking costs and scheduled off-hire days for our fleet through 2012 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2011 (April 1- December 31, 2011)	$6.9	220
2012	$11.9	385

The costs reflected are estimates based on drydocking our vessels in China.  We estimate that each drydock will result in 20 days of off-hire.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  Three of Baltic Trading’s Supramax drybulk carriers that are drydocking during 2012 are anticipated to complete the required maintenance in only fifteen days.  We expect to fund these costs with cash from operations.

During the three months ended March 31, 2011 and 2010, we incurred a total of $0.6 million and $1.6 million of drydocking costs, respectively.

We estimate that eleven of our vessels will be drydocked in the remainder of 2011.  An additional 20 of our vessels, including three of Baltic Trading’s vessels, will be drydocked in 2012.

Refer to “Contractual Obligations” above for the remaining purchase price of vessels that we have agreed to purchase from Metrostar.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes or updates to the critical accounting policies as disclosed in the 2010 10-K, with the exception of the accounting policies noted below.

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value.  Effective January 1, 2011, we increased the estimated scrap value of the vessels from $175/lwt to $245/lwt prospectively based on the 15-year average scrap value of steel.  This increase in the residual value of the vessels will decrease the annual depreciation charge over the remaining useful life of the vessel.  During the three months ended March 31, 2011, the increase in the estimated scrap value resulted in a decrease in depreciation expense of approximately $0.6 million.  Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

The carrying value each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed below under “Impairment of long-lived assets.” Excluding the three Bourbon vessels we resold immediately upon delivery to MEP at our cost, we have sold three of our vessels since our inception and realized a profit in each instance.  However, we did determine to cancel an acquisition of six drybulk newbuildings in November 2008, incurring a $53.8 million loss from the forfeiture of our deposit and related interest.

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $100 Million Term Loan Facility and our $253 Million Term Loan Facility, as well as the 2010 Baltic Trading Credit Facility, at March 31, 2011, and the collateral maintenance covenant under our 2007 Credit Facility was waived at March 31, 2011, as discussed in Note 9 – Long-Term Debt in our condensed consolidated financial statements.  In the chart below, we list each of our vessels that represent the collateral for the aforementioned credit facilities, the year it was built, the year we acquired it, and its carrying value at March 31, 2011.  We have indicated by an asterisk those vessels for which the vessel valuations for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date were lower than their carrying values at March 31, 2011.  For the Genco Ocean and the Genco Bay, the compliance testing date was February 17, 2011, in accordance with the terms of the $100 Million Term Loan Facility; for all other vessels, the compliance testing date was December 31, 2010, in accordance with the terms of the applicable credit facility.

The amount by which the carrying value at March 31, 2011 of vessels marked with an asterisk exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.1 million to $61.6 million.  The average amount by which the carrying value of the vessels marked with an asterisk exceeded the valuation of such vessels for covenant compliance purposes was $20.4 million.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels, which can be significant.

Vessels	Year Built	Year Acquired	Carrying Value (U.S. Dollars in thousands)
2007 Credit Facility
Genco Reliance	1999	2004	$17,381
Genco Vigour	1999	2004	23,691
Genco Explorer	1999	2004	17,282
Genco Carrier	1998	2004	17,754
Genco Sugar	1998	2004	16,289
Genco Pioneer	1999	2005	17,169
Genco Progress	1999	2005	17,304
Genco Wisdom	1997	2005	16,848
Genco Success	1997	2005	16,784
Genco Beauty	1999	2005	23,846
Genco Knight	1999	2005	23,618
Genco Leader	1999	2005	23,602
Genco Marine	1996	2005	16,268
Genco Prosperity	1997	2005	17,046
Genco Muse	2001	2005	23,218
Genco Acheron	1999	2006	23,435
Genco Surprise	1998	2006	22,337
Genco Augustus*	2007	2007	112,155
Genco Tiberius*	2007	2007	112,338
Genco London*	2007	2007	113,448
Genco Titus*	2007	2007	113,911
Genco Challenger*	2003	2007	35,724
Genco Charger*	2005	2007	38,896
Genco Warrior*	2005	2007	57,011
Genco Predator*	2005	2007	58,534
Genco Hunter*	2007	2007	62,026
Genco Champion*	2006	2008	40,512
Genco Constantine*	2008	2008	119,481
Genco Raptor*	2007	2008	81,879
Genco Cavalier*	2007	2008	66,891
Genco Thunder*	2007	2008	81,944
Genco Hadrian*	2008	2008	116,935
Genco Commodus*	2009	2009	119,346
Genco Maximus*	2009	2009	119,263
Genco Claudius*	2010	2009	120,997
TOTAL			$1,905,163

$100 Million Term Loan Facility
Genco Bay*	2010	2010	33,631
Genco Ocean*	2010	2010	33,659
TOTAL			$67,290

$253 Million Term Loan Facility
Genco Aquitaine*	2009	2010	35,482
Genco Ardennes*	2009	2010	35,637
Genco Auvergne*	2009	2010	35,580
Genco Bourgogne*	2010	2010	35,540
Genco Brittany*	2010	2010	35,602
Genco Languedoc*	2010	2010	35,765
Genco Loire*	2009	2010	32,459
Genco Lorraine*	2009	2010	32,147
Genco Normandy*	2007	2010	29,816
Genco Picardy	2005	2010	29,694
Genco Provence*	2004	2010	29,359
Genco Pyrenees*	2010	2010	35,467
Genco Rhone*	2011	2011	36,721
TOTAL			$439,269

2010 Baltic Trading Credit Facility
Baltic Leopard*	2009	2009	34,057
Baltic Panther*	2009	2010	34,135
Baltic Cougar*	2009	2010	34,285
Baltic Jaguar*	2009	2010	34,156

Baltic Bear*	2010	2010	71,177
Baltic Wolf*	2010	2010	70,789
Baltic Wind*	2009	2010	32,677
Baltic Cove*	2010	2010	32,954
Baltic Breeze*	2010	2010	33,471
TOTAL			$377,701

Consolidated Total			$2,789,423

*                 Please see paragraphs preceding the table.

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

When indicators of impairment are present and our estimate of undiscounted future cash flows for any vessel is lower than the vessel’s carrying value, the carrying value is written down, by recording a charge to operations, to the vessel’s fair market value if the fair market value is lower than the vessel’s carrying value.  The Company noted that TCE revenues across its fleet were lower on average in 2010 and the first quarter of 2011 compared with 2009.  This was more of a function of vessels coming off charters that had been fixed in periods of higher TCE rates as opposed to lower market rates.  The Company’s management views the lower TCE rates in 2010 and the first quarter of 2011 as part of a longer term economic cycle.

The Company performed an impairment analysis at December 31, 2010 and concluded at December 31, 2010 that the future income streams expected to be earned by such vessels over their remaining operating lives on an undiscounted basis would be sufficient to recover their carrying values and that, accordingly, our vessels were not impaired under U.S. GAAP.  At December 31, 2010, our estimated future undiscounted cash flows exceeded each of our vessels’ carrying values by a considerable margin (44% - 304% of carrying value).  Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 19.6 years in which to recover sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2010.  Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

In developing estimates of future undiscounted cash flows, we make assumptions and estimates about the vessels’ future performance, with the significant assumptions being related to charter rates, fleet utilization, vessels’ operating expenses, vessels’ capital expenditures and drydocking requirements, vessels’ residual value and the estimated remaining useful life of each vessel. The assumptions used to develop estimates of future undiscounted cash flows are based on historical trends.  Specifically, we utilize the rates currently in effect for the duration of their current time charters, without assuming additional profit sharing.  For periods of time where our vessels are not fixed on time charters, we utilize an estimated daily time charter equivalent for our vessels’ unfixed days based on the most recent ten year historical one year time charter average.  Actual equivalent drybulk shipping rates are currently lower than the estimated rate.   We believe current rates have been driven by short term disruptions or seasonal issues as discussed under “Management’s Discussion and Analysis —Results of Operations—Voyage Revenues.”

The projected net operating cash flows are determined by considering the future charter revenues from existing time charters for the fixed fleet days and an estimated daily time charter equivalent for the unfixed days over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and capital expenditures adjusted annually for inflation, assuming fleet utilization of 98%. The salvage value used in the impairment test was estimated to be $175 per lightweight ton.  Effective January 1, 2011, the salvage value was increased to $245 per lightweight ton which results in a decrease in annual depreciation expense.  Refer to “Vessels and Depreciation” above for further information.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  We held nine and ten interest rate swap agreements with DnB NOR Bank at March 31, 2011 and December 31, 2010, respectively, to manage future interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $706.2 million and $756.2 million, respectively, and the swaps have specified rates and durations.  Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed consolidated financial statements which summarizes the interest rate swaps in place as of March 31, 2011 and December 31, 2010.

The swap agreements with effective dates prior to March 31, 2011 synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of swap plus the applicable margin of 2.00% as discussed as discussed in the “2007 Credit Facility” section of Note 9 — Long-Term Debt of our condensed consolidated financial statements.

The total liability associated with the swaps at March 31, 2011 is $36.1 million, of which $13.6 million is current, and $43.3 million at December 31, 2010, of which $4.4 is current, and is presented as the fair value of derivatives on the balance sheet.  As of March 31, 2011 and December 31, 2010, the Company has accumulated other comprehensive (deficit) income (“AOCI”) of ($35.9) million and ($43.2) million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in a minimal amount of other (expense) income during the three months ended March 31, 2011 and 2010.  At March 31, 2011, ($25.1) million of AOCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  For the three months ended March 31, 2011 and 2010, we paid LIBOR plus 2.00% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for such swap’s effective period.  During the three months ended March 31, 2011, we also paid LIBOR plus 3.00% on the outstanding debt under the $100 Million Term Loan Facility, the $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility.  There was no interest expense incurred on outstanding debt related to the three aforementioned credit facilities as they were not entered into until the second and third quarters of 2010.  A 1% increase in LIBOR would result in an increase of $2.2 million in interest expense for the three months ended March 31, 2011, considering the increase would be only on the unhedged portion of the debt.

Derivative financial instruments

As of March 31, 2011 and December 31, 2010, we held nine and ten interest rate swap agreements, respectively, with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $706.2 million and $756.2 million, respectively, and the swaps have specified rates and durations.  Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed consolidated financial statements, which summarizes the interest rate swaps in place as of March 31, 2011 and December 31, 2010.

The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  The interest rate differential pertaining to the interest rate swaps for the three months ended March 31, 2011 and 2010 was $7.3 million and $7.6 million, respectively.  The Company is currently utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of AOCI.  The ineffective portion is recognized as other (expense) income, which is a component of other (expense) income.  If for any period of time we did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation would be recognized as other (expense) income.

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

Investments

We hold an investment in Jinhui of $55.1 million, which is classified as available for sale under Accounting Standards Codification 320-10, Investments — Debt and Equity Securities (“ASC 320-10”).  The investment is classified as a noncurrent asset based on our intent to hold the investment at each reporting date.  The investments that are classified as available for sale are subject to risk of changes in market value, which if determined to be impaired (other than temporarily impaired), could result in realized impairment losses.  The Company reviews the carrying value of such investments on a quarterly basis to determine if any valuation adjustments are appropriate under ASC 320-10.  We will continue to evaluate the investment on a quarterly basis to determine the likelihood of any further significant adverse effects on the fair value.  For the quarter ended March 31, 2011, we have not deemed our investment to be impaired.  In the event we determine that the Jinhui investment is subject to any impairment, the amount of the impairment would be reclassified from AOCI and recorded as a loss in the Condensed Consolidated Statement of Operations for the amount of the impairment.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2010 10-K, which could materially affect our business, financial condition or future results. Below is updated information for the following risk factor contained in the 2010 10-K:

The current global economic downturn may continue to negatively impact our business.

Due to the current prolonged weakness in drybulk shipping rates and borrowings we expect to make under for our remaining three vessel acquisitions, we may not meet the maximum leverage ratio covenant under our 2007 Credit Facility, our $253 Million Term Loan Facility, and our $100 Million Term Loan Facility at some point during 2011 if these market conditions continue.  The covenant limits the ratio of our net debt to EBITDA to a maximum of 5.5 to 1.  While we are seeking waivers or modifications to our credit agreements and may also seek to raise additional capital through equity or debt offerings or selling assets (including vessels), we cannot be certain that we will accomplish any such actions.  Absent such waivers or modifications, if we do not comply with these covenants and fail to cure our non-compliance following notice and expiration of applicable cure periods, we may be in default of one or more of our credit facilities and the Indenture for our 2010 Notes.  As a result, some or all of our indebtedness could be declared immediately due and payable, and we may not be able to borrow further under our credit facilities.  As a result, we may experience a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

GENCO SHIPPING & TRADING LIMITED

DATE: May 10, 2011	By:	/s/ Robert Gerald Buchanan
Robert Gerald Buchanan
President
(Principal Executive Officer)

DATE: May 10, 2011	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Financial Officer & Secretary
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

(Remainder of page left intentionally blank)