Form 10-Q
period 2011-06-30
GENCO SHIPPING & TRADING LTD
filed 2011-07-26
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-51442

GENCO SHIPPING & TRADING LIMITED

(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	98-043-9758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of July 26, 2011: Common stock, $0.01 per share — 35,966,198 shares.

Genco Shipping & Trading Limited

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$286,230	$270,877
Due from charterers, net of a reserve of $996 and $592, respectively	8,860	8,794
Prepaid expenses and other current assets	16,179	14,010
Total current assets	311,269	293,681

Noncurrent assets:
Vessels, net of accumulated depreciation of $398,190 and $334,502, respectively	2,792,033	2,783,810
Deposits on vessels	6,885	13,718
Deferred drydock, net of accumulated amortization of $9,850 and $9,044, respectively	7,199	8,538
Other assets, net of accumulated amortization of $6,133 and $4,561, respectively	15,490	16,937
Fixed assets, net of accumulated depreciation and amortization of $2,163 and $2,041, respectively	2,330	2,310
Other noncurrent assets	514	—
Restricted cash	9,750	9,000
Investments	42,450	54,714
Total noncurrent assets	2,876,651	2,889,027

Total assets	$3,187,920	$3,182,708
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$26,152	$31,790
Current portion of long-term debt	110,610	71,841
Deferred revenue	3,959	9,974
Fair value of derivative instruments	9,770	4,417
Total current liabilities	150,491	118,022
Noncurrent liabilities:
Deferred revenue	—	392
Deferred rent credit	1,233	657
Time charters acquired	1,601	2,197
Fair value of derivative instruments	25,592	38,880
Convertible senior note payable	104,262	102,309
Long-term debt	1,538,300	1,572,098
Total noncurrent liabilities	1,670,988	1,716,533

Total liabilities	1,821,479	1,834,555

Commitments and contingencies

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 35,966,198 and 35,951,198 shares at June 30, 2011 and December 31, 2010, respectively	359	359
Additional paid-in capital	806,787	803,778
Accumulated other comprehensive loss	(9,558)	(5,210)
Retained earnings	357,505	334,022
Total Genco Shipping & Trading Limited shareholders’ equity	1,155,093	1,132,949
Noncontrolling interest	211,348	215,204
Total equity	1,366,441	1,348,153

Total liabilities and equity	$3,187,920	$3,182,708

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Voyage revenues	$98,511	$105,337	199,130	$200,018
Service revenues	819	—	1,629	—

Total revenues	99,330	105,337	$200,759	$200,018

Operating expenses:
Voyage expenses	(74)	1,018	894	1,755
Vessel operating expenses	25,465	16,160	50,260	31,047
General, administrative, and management fees	8,298	7,164	17,149	12,960
Depreciation and amortization	34,025	26,259	67,106	51,094
Other operating income	—	(206)	—	(206)

Total operating expenses	67,714	50,395	135,409	96,650

Operating income	31,616	54,942	65,350	103,368

Other (expense) income:
Other (expense) income	(56)	(3)	(111)	25
Interest income	163	248	335	324
Interest expense	(21,540)	(15,810)	(42,861)	(31,241)

Other expense	(21,433)	(15,565)	(42,637)	(30,892)

Income before income taxes	10,183	39,377	22,713	72,476
Income tax expense	(355)	(719)	(714)	(719)

Net income	9,828	38,658	21,999	71,757
Less: Net (loss) income attributable to noncontrolling interest	(262)	1,899	(1,517)	1,550
Net income attributable to Genco Shipping & Trading Limited	$10,090	$36,759	$23,516	$70,207

Earnings per share-basic	$0.29	$1.17	$0.67	$2.24
Earnings per share-diluted	$0.29	$1.16	$0.67	$2.23
Weighted average common shares outstanding-basic	35,150,352	31,413,874	35,146,254	31,409,858
Weighted average common shares outstanding-diluted	35,204,649	31,562,879	35,211,636	31,553,226
Dividends declared per share	$—	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Six Months Ended June 30, 2011 and 2010

(U.S. Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2011	$359	$803,778	$(5,210)	$334,022	$1,132,949	$215,204	$1,348,153

Net income (loss)				23,516	23,516	(1,517)	21,999

Change in unrealized gain on investments			(12,264)		(12,264)	—	(12,264)

Unrealized gain on cash flow hedges, net			7,916		7,916	—	7,916

Issuance of 15,000 shares of nonvested stock, less forfeitures of 1,100 shares	—	—			—	—	—

Nonvested stock amortization		2,972			2,972	1,551	4,523

Cash dividends paid by Baltic Trading Limited				(33)	(33)	(3,853)	(3,886)

Vesting of restricted shares issued by Baltic Trading Limited		37			37	(37)	—

Balance —June 30, 2011	$359	$806,787	$(9,558)	$357,505	$1,155,093	$211,348	$1,366,441

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2010	$318	$722,198	$13,589	$192,820	$928,925	$—	$928,925

Net income				70,207	70,207	1,550	71,757

Change in unrealized gain on investments			(18,901)		(18,901)	—	(18,901)

Unrealized loss on cash flow hedges, net			(8,789)		(8,789)	—	(8,789)

Issuance of 90,000 shares of nonvested stock	1	(1)			—	—	—

Nonvested stock amortization		2,190			2,190	1,093	3,283

Issuance of common stock of Baltic Trading Limited		(1,054)			(1,054)	211,449	210,395

Balance — June 30, 2010	$319	$723,333	$(14,101)	$263,027	$972,578	$214,092	$1,186,670

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2011 and 2010

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$9,828	$38,658	$21,999	$71,757
Change in unrealized gain on investments	(12,694)	(23,144)	(12,264)	(18,901)
Unrealized gain (loss) on cash flow hedges, net	712	(5,088)	7,916	(8,789)
Comprehensive (loss) income	(2,154)	10,426	17,651	44,067
Less: Comprehensive (loss) income attributable to noncontrolling interest	(262)	1,899	(1,517)	1,550
Comprehensive (loss) income attributable to Genco Shipping & Trading Limited	$(1,892)	$8,527	$19,168	$42,517

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010

(U.S. Dollars in Thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$21,999	$71,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,106	51,094
Amortization of deferred financing costs	1,572	602
Amortization of time charters acquired	(969)	(2,435)
Amortization of discount on Convertible Senior Notes	1,952	—
Unrealized gain on derivative instruments	(19)	(35)
Amortization of nonvested stock compensation expense	4,523	3,283
Change in assets and liabilities:
Increase in due from charterers	(66)	(959)
Increase in prepaid expenses and other current assets	(2,169)	(1,902)
Increase in other noncurrent assets	(514)	—
(Decrease) increase in accounts payable and accrued expenses	(2,818)	2,113
Decrease in deferred revenue	(6,407)	(2,903)
Increase (decrease) in deferred rent credit	576	(10)
Deferred drydock costs incurred	(1,801)	(2,590)

Net cash provided by operating activities	82,965	118,015

Cash flows from investing activities:
Purchase of vessels	(67,174)	(214,389)
Deposits on vessels	(117)	(84,899)
Deposits on vessels to be sold	—	(10,550)
Purchase of other fixed assets	(277)	(251)
Changes in deposits of restricted cash	(750)	5,500

Net cash used in investing activities	(68,318)	(304,589)

Cash flows from financing activities:
Repayments on the 2007 Credit Facility	(25,000)	(25,000)
Proceeds from the $100 Million Term Loan Facility	20,000
Repayments on the $100 Million Term Loan Facility	(1,763)	—
Proceeds from the $253 Million Term Loan Facility	21,500	—
Repayments on the $253 Million Term Loan Facility	(9,766)	—
Proceeds from the Baltic Trading 2010 Credit Facility	—	9,975
Proceeds from issuance of common stock by subsidiary	—	214,508
Payments of subsidiary common stock issuance costs	—	(3,721)
Payment of Convertible Senior Notes issuance costs	(51)	—
Payment of dividend by subsidiary	(3,886)	—
Payment of deferred financing costs	(328)	(1,316)

Net cash provided by financing activities	706	194,446

Net increase in cash and cash equivalents	15,353	7,872

Cash and cash equivalents at beginning of period	270,877	188,267

Cash and cash equivalents at end of period	$286,230	$196,139

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”), its wholly owned subsidiaries, and its subsidiary, Baltic Trading Limited (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands and as of June 30, 2011 is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco Management (USA) Limited; and the ship-owning subsidiaries as set forth below.

Below is the list of GS&T’s wholly owned ship-owning subsidiaries as of June 30, 2011:

Wholly Owned Subsidiaries	Vessels Acquired	Dwt	Delivery Date	Year Built

Genco Reliance Limited	Genco Reliance	29,952	12/6/04	1999
Genco Vigour Limited	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05	1997
Genco Muse Limited	Genco Muse	48,913	10/14/05	2001
Genco Acheron Limited	Genco Acheron	72,495	11/7/06	1999
Genco Surprise Limited	Genco Surprise	72,495	11/17/06	1998
Genco Augustus Limited	Genco Augustus	180,151	8/17/07	2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07	2007
Genco London Limited	Genco London	177,833	9/28/07	2007
Genco Titus Limited	Genco Titus	177,729	11/15/07	2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07	2003
Genco Charger Limited	Genco Charger	28,398	12/14/07	2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07	2005
Genco Predator Limited	Genco Predator	55,407	12/20/07	2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07	2007
Genco Champion Limited	Genco Champion	28,445	1/2/08	2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08	2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08	2007
Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08	2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08	2007
Genco Hadrian Limited	Genco Hadrian	169,694	12/29/08	2008
Genco Commodus Limited	Genco Commodus	169,025	7/22/09	2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09	2009
Genco Claudius Limited	Genco Claudius	169,025	12/30/09	2010
Genco Bay Limited	Genco Bay	34,296	8/24/10	2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10	2010
Genco Avra Limited	Genco Avra	34,391	5/12/2011	2011
Genco Mare Limited	Genco Mare	34,428	7/20/2011	2011
Genco Spirit Limited	Genco Spirit	35,000	Q4 2011 (1)	2011 (1)
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10	2009
Genco Ardennes Limited	Genco Ardennes	57,981	8/31/10	2009
Genco Auvergne Limited	Genco Auvergne	57,981	8/16/10	2009
Genco Bourgogne Limited	Genco Bourgogne	57,981	8/24/10	2010
Genco Brittany Limited	Genco Brittany	57,981	9/23/10	2010
Genco Languedoc Limited	Genco Languedoc	57,981	9/29/10	2010
Genco Loire Limited	Genco Loire	53,416	8/4/10	2009
Genco Lorraine Limited	Genco Lorraine	53,416	7/29/10	2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10	2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10	2005
Genco Provence Limited	Genco Provence	55,317	8/23/10	2004
Genco Pyrenees Limited	Genco Pyrenees	57,981	8/10/10	2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/2011	2011

(1) Delivery and built date for vessel being delivered in the future is an estimate based on guidance received from the seller and the shipyard.

Baltic Trading Limited (“Baltic Trading”) was a wholly-owned indirect subsidiary of GS&T until Baltic Trading completed its initial public offering, or IPO, on March 15, 2010.  As of June 30, 2011, GS&T’s wholly-owned subsidiary Genco Investments LLC owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represented a 25.22% ownership interest in Baltic Trading and 83.50% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Additionally, pursuant to the subscription agreement between Genco Investments LLC and Baltic Trading, for so long as GS&T directly or indirectly holds at least 10% of the aggregate number of outstanding shares of Baltic Trading’s common stock and Class B stock, Genco Investments LLC will be entitled to receive an additional number of shares of Baltic Trading’s Class B stock equal to 2% of the number of common shares issued in the future, other than shares issued under Baltic Trading’s 2010 Equity Incentive Plan.

Below is the list of Baltic Trading’s wholly owned ship-owning subsidiaries as of June 30, 2011:

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

The Company provides technical services for drybulk vessels purchased by Maritime Equity Partners (“MEP”), which is managed by a company owned by Peter C. Georgiopoulos, Chairman of the Board of Directors of GS&T.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  MEP has the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee upon a change in control of the Company.  The Company may terminate provision of the services at any time on 60 days’ notice.  Peter C. Georgiopoulos, the Company’s Chairman of the Board, is a minority investor in MEP, and affiliates of Oaktree Capital Management, L.P., of which Stephen A. Kaplan, a director of the Company, is a principal, are majority investors in MEP.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”).  The results of operations for the periods ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

Vessels, net

Depreciation expense is calculated based on cost less the estimated residual scrap value.  The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment.  Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense.  Expenditures for routine maintenance and repairs are expensed as incurred.  Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt).  Effective January 1, 2011, the Company increased the estimated scrap value of the vessels from $175/lwt to $245/lwt prospectively based on the 15-year average scrap value of steel.  The change in the estimated scrap value will result in a decrease in depreciation expense over the remaining life of the vessel assets.  During the three and six months ended June 30, 2011, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $618 and $1,229, respectively.

Noncontrolling interest

Net loss (income) attributable to noncontrolling interest during the three and six months ended June 30, 2011 and 2010 reflects the noncontrolling interest’s share of the net loss of Baltic Trading, a subsidiary of the Company, which owns and employs drybulk vessels in the spot market or on spot market-related time charters.  The spot market represents immediate chartering of a vessel, usually for single voyages.  At June 30, 2011, the noncontrolling interest held a 74.78% economic interest in Baltic Trading while only holding 16.50% of voting power.

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

Total revenue earned for these services during the three months ended June 30, 2011 and 2010 was $1,562 and $2,429, respectively, of which $743 and $2,429, respectively, eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $749 associated with these activities for the three months ended June 30, 2011.  This resulted in estimated tax expense of $327 for the three months ended June 30, 2011.  After allocation of certain expenses, there was taxable income of $1,598 associated with these activities for the three months ended June 30, 2010.  This resulted in income tax expense of $719 for the three months ended June 30, 2010.

Total revenue earned for these services during the six months ended June 30, 2011 and 2010 was $3,101 and $2,429, respectively, of which $1,472 and $2,429, respectively, eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $1,446 associated with these activities for the six months ended June 30, 2011.  This resulted in estimated tax expense of $691 for the six months ended June 30, 2011.  After allocation of certain expenses, there was taxable income of $1,598 associated with these activities for the six months ended June 30, 2010.  This resulted in income tax expense of $719 for the six months ended June 30, 2010.

Baltic Trading is subject to income tax on its United States source income.  During the three months ended June 30, 2011 and 2010, Baltic Trading had United States operations which resulted in United States source income of $1,394 and $0, respectively.  Baltic Trading’s United States income tax expense for the three months ended June 30, 2011 and 2010 was $28 and $0, respectively.

During the six months ended June 30, 2011 and 2010, Baltic Trading had United States operations which resulted in United States source income of $2,457 and $0, respectively.  Baltic Trading’s United States income tax expense for the six months ended June 30, 2011 and 2010 was $23 and $0, respectively.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer.  There are certain other non-specified voyage expenses such as commissions which are typically borne by the Company.  At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses.  These differences in bunkers resulted in net gains of $1,294 and $459 during the three months ended June 30, 2011 and 2010, respectively, and $1,653 and $1,016 during the six months ended June 30, 2011 and 2010, respectively.

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

The following table presents a reconciliation of total revenue from external (third party) customers for the Company’s two operating segments to total consolidated revenue from external customers for the Company for the three and six months ended June 30, 2011 and 2010.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Revenue from External Customers
GS&T	$88,597	$98,346	$179,672	$193,027
Baltic Trading	9,914	6,991	19,458	6,991
Total operating segments	98,511	105,337	199,130	200,018
Eliminating revenue	—	—	—	—
Total consolidated revenue from external customers	$98,511	$105,337	$199,130	$200,018

The following table presents a reconciliation of total intersegment revenue, which eliminates upon consolidation, for the Company’s two operating segments for the three and six months ended June 30, 2011 and 2010.  The intersegment revenue noted in the following table represents revenue earned by GS&T pursuant to the management agreement entered into with Baltic Trading, which includes commercial service fees, technical service fees and sale and purchase fees, if any.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Intersegment revenue
GS&T	$743	$2,429	$1,472	$2,429
Baltic Trading	—	—	—	—
Total operating segments	743	2,429	1,472	2,429
Eliminating revenue	(743)	(2,429)	(1,472)	(2,429)
Total consolidated intersegment revenue	$—	$—	$—	$—

The following table presents a reconciliation of total net income for the Company’s two operating segments to total consolidated net income for the three and six months ended June 30, 2011 and 2010.  The eliminating net income noted in the following table consists of the elimination of intercompany transactions between GS&T and Baltic Trading as well as dividends received by GS&T from Baltic Trading for its Class B shares of Baltic Trading.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net income
GS&T	$10,484	$38,172	$25,278	$71,781
Baltic Trading	(353)	2,602	(2,046)	2,092
Total operating segments	10,131	40,774	23,232	73,873
Eliminating net income	(303)	(2,116)	(1,233)	(2,116)
Total consolidated net income	$9,828	$38,658	$21,999	$71,757

The following table presents a reconciliation of total assets for the Company’s two operating segments to total consolidated net assets as of June 30, 2011 and December 31, 2010.  The eliminating assets noted in the following table consist of the elimination of intercompany transactions resulting from the capitalization of fees paid to GS&T by Baltic Trading as vessel assets, including related accumulated depreciation, as well as the outstanding receivable balance due to GS&T from Baltic Trading as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
Total assets
GS&T	$2,803,943	$2,792,056
Baltic Trading	387,918	396,154
Total operating segments	3,191,861	3,188,210
Eliminating assets	(3,941)	(5,502)
Total consolidated assets	$3,187,920	$3,182,708

4 - CASH FLOW INFORMATION

As of June 30, 2011 and December 31, 2010, the Company had nine and ten interest rate swaps, respectively, which are described and discussed in Note 11 — Interest Rate Swap Agreements. The fair value of all nine of the swaps is in a liability position of $35,362, $9,770 of which was classified within current liabilities, as of June 30, 2011.  At December 31, 2010, the ten swaps were in a liability position of $43,297, $4,417 of which was classified within current liabilities.

For the six months ended June 30, 2011, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $1,386 for the purchase of vessels, $77 associated with deposits on vessels and $51 for the purchase of other fixed assets.  Additionally, for the six months ended June 30, 2011 the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in prepaid expenses and other current assets as of June 30, 2011 consisting of $22 interest receivable associated with deposits on vessels.

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

For the six months ended June 30, 2011, the Company made a reclassification of $6,989 from deposits on vessels to vessels, net of accumulated depreciation, due to the completion of the purchase of the Genco Rhone and Genco Avra.

During the six months ended June 30, 2011 and 2010, cash paid for interest, net of amounts capitalized and including bond coupon interest paid, was $40,225 and $30,897, respectively.

During the six months ended June 30, 2011 and 2010, cash paid for estimated income taxes was $695 and $0, respectively.

On March 5, 2010, the Board of Directors approved a grant of 75,000 shares of nonvested common stock to Peter Georgiopoulos, Chairman of the Board.  The fair value of such nonvested stock was $1,718.  Additionally, on May 13, 2010, the Company made grants of nonvested common stock under the Genco Shipping & Trading Limited 2005 Equity Incentive Plan in the amount of 15,000 shares in the aggregate to directors of the Company.  The fair value of such nonvested stock was $331.

On March 10, 2010, 358,000 and 108,000 shares of Baltic Trading’s nonvested common stock were granted to Peter Georgiopoulos, Chairman of the Board, and John Wobensmith, Baltic Trading’s President and Chief Financial Officer, respectively, which were approved by Baltic Trading’s Board of Directors on such date.  The fair value of such nonvested stock was $6,524 based on the IPO price of $14.00 per share.  Both of these grants of nonvested common stock vest ratably in four annual installments commencing on the first anniversary of the closing of Baltic Trading’s IPO, March 15, 2010.  Additionally, on March 15, 2010, Baltic Trading made grants of nonvested common stock in the amount of 12,500 shares in the aggregate to directors of Baltic Trading.  The fair value of such nonvested stock was $175 based on the IPO price of $14.00 per share.  These grants vested on March 15, 2011, the first anniversary of the grant date.

On May 12, 2011, the Company made grants of nonvested common stock under the Genco Shipping & Trading Limited 2005 Equity Incentive Plan in the amount of 15,000 shares in the aggregate to directors of the Company.  The fair value of such nonvested stock was $120.

On May 12, 2011, Baltic Trading made grants of nonvested common stock in the amount of 12,500 shares to directors of Baltic Trading.  The fair value of such nonvested stock was $87.

5 - VESSEL ACQUISITIONS AND DISPOSITIONS

On March 29, 2011, GS&T took delivery of the Genco Rhone, a 58,000 dwt Supramax vessel, which was purchased from Bourbon S.A. (“Bourbon”) pursuant to the Master Agreement dated June 24, 2010 between GS&T and Bourbon.  The Genco Rhone is the last of 13 vessels to be acquired and retained by GS&T under such agreements.  GS&T paid a total purchase price of approximately $35.7 million for the Genco Rhone which was financed with available cash, including proceeds from its concurrent offerings of common stock and 5.00% Convertible Senior Notes due August 15, 2015, which were completed on July 27, 2010.   The Company drew down from the $253 million term loan facility to refund $21.5 million associated with the purchase of the Genco Rhone on March 30, 2011.

On May 12, 2011, GS&T took delivery of the Genco Avra, a 35,000 dwt Handysize newbuilding, which was purchased from companies within the Metrostar group of companies pursuant to the agreement dated June 3, 2010 to acquire five Handysize vessels.  Genco Avra is the third of five vessels to be delivered pursuant to the aforementioned agreement.  GS&T utilized available cash of $9.9 million, as well as $20.0 million under its $100 million term loan facility, to pay the remaining balance of $29.9 million.

Refer to Note 1 — General Information for a listing of the vessels for which GS&T and Baltic Trading have entered into agreements to purchase.

The Genco Avra, the Handysize vessel acquired from Metrostar during the second quarter of 2011, had an existing below market time charter at the time of acquisition.  GS&T recorded a liability for time charter acquired of $372 during the second quarter of 2011.  Below market time charters, including those acquired during previous periods, were amortized as an increase to voyage revenue in the amount of $496 and $1,103 for the three months ended June 30, 2011 and 2010, respectively, and $969 and $2,435  for the six months ended June 30, 2011 and 2010, respectively.

Capitalized interest expense associated with newbuilding contracts for the three months ended June 30, 2011 and 2010 was $48 and $145, respectively.  Capitalized interest expense associated with newbuilding contracts for the six months ended June 30, 2011 and 2010 was $127 and $145, respectively.

6 - INVESTMENTS

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as Available For Sale (“AFS”) and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive loss (“AOCI”).  At June 30, 2011 and December 31, 2010, the Company held 16,335,100 shares of Jinhui capital stock which is recorded at its fair value of $42,450 and $54,714, respectively, based on the closing price on June 30, 2011 and December 30, 2010.

The Company reviews the investment in Jinhui for other than temporary impairment on a quarterly basis.  There were no impairment charges recognized for the three and six months ended June 30, 2011 and 2010.

The unrealized gain on the Jinhui capital stock remains a component of AOCI, since this investment is designated as an AFS security.

Refer to Note 12 — Accumulated Other Comprehensive (Loss) Income for a breakdown of the components of AOCI.

7 - EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the vesting of nonvested stock awards (refer to Note 17 — Nonvested Stock Awards), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 807,987 nonvested shares outstanding at June 30, 2011 (refer to Note 17 — Nonvested Stock Awards), 664,738 shares are anti-dilutive.  The Company’s diluted earnings per share will also reflect the assumed conversion under the Company’s convertible debt if the impact is dilutive under the “if converted” method. The impact of the shares convertible under the Company’s convertible notes is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	35,150,352	31,413,874	35,146,254	31,409,858

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	35,150,352	31,413,874	35,146,254	31,409,858

Dilutive effect of convertible notes	—	—	—	—

Dilutive effect of restricted stock awards	54,297	149,005	65,382	143,368

Weighted average common shares outstanding, diluted	35,204,649	31,562,879	35,211,636	31,553,226

8 - RELATED PARTY TRANSACTIONS

The following represent the only related party transactions disclosed in these condensed consolidated financial statements:

The Company makes available employees performing internal audit services to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.   For the six months ended June 30, 2011 and 2010, the Company invoiced $91 and $66, respectively, to GMC, which includes time associated with such internal audit services.  Additionally, during the six months ended June 30, 2011 and 2010, the Company incurred travel and other expenditures totaling $164 and $148, respectively, reimbursable to GMC or its service provider.   At June 30, 2011 the amount due to the Company from GMC was $33 and at December 31, 2010 the amount due to GMC from the Company was $74.

During the six months ended June 30, 2011 and 2010, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $13 and $206, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At June 30, 2011 and December 31, 2010, $0 and $234, respectively, were outstanding to Constantine Georgiopoulos.

During the six months ended June 30, 2011 and 2010, the Company utilized the services of North Star Maritime, Inc. (“NSM”) which is owned and operated by one of GS&T’s directors, Rear Admiral Robert C. North, USCG (ret.).  NSM, a marine industry consulting firm, specializes in international and domestic maritime safety, security and environmental protection issues.  NSM billed $2 and $8 for services rendered during the six months ended June 30, 2011 and 2010.  There are no amounts due to NSM at June 30, 2011 and December 31, 2010.

During 2009 and 2010, GS&T and Baltic Trading, respectively, entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in their fleets.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is Chairman of the Board of Aegean.  During the six months ended June 30, 2011 and 2010, the Company incurred costs for lubricating oils supplied by Aegean to the Company’s vessels aggregating $854 and $621, respectively.  At June 30, 2011 and December 31, 2010, $44 and $302 remained outstanding, respectively.

During the six months ended June 30, 2011 and 2010, the Company invoiced MEP for technical services provided and expenses paid on MEP’s behalf aggregating $1,665 and $26, respectively.  MEP is managed by a company owned by Peter C. Georgiopoulos, Chairman of the Board.  At June 30, 2011 and December 31, 2010, $4 and $57, respectively, was due to the Company from MEP.  Total service revenue earned by the Company for technical service provided to MEP for the six months ended June 30, 2011 and 2010 was $1,629 and $0, respectively.

9 - LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2011	December 31, 2010

2007 Credit Facility	$1,252,000	$1,277,000
$100 Million Term Loan Facility	57,117	38,880
$253 Million Term Loan Facility	238,543	226,809
2010 Baltic Trading Credit Facility	101,250	101,250
Less: Current portion	(110,610)	(71,841)

Long-term debt	$1,538,300	$1,572,098

2007 Credit Facility

On July 20, 2007, the Company entered into a credit facility with DnB Nor Bank ASA (as amended, the “2007 Credit Facility”). The maximum amount that may be borrowed under the 2007 Credit Facility at June 30, 2011 is $1,252,000.  As of June 30, 2011, the Company has utilized its maximum borrowing capacity under the 2007 Credit Facility.

The collateral maintenance financial covenant is currently waived and the Company’s cash dividends and share repurchases have been suspended until this covenant can be satisfied.

The significant covenants in the 2007 Credit Facility have been disclosed in the 2010 10-K.  As of June 30, 2011, the Company believes it is in compliance with all of the financial covenants under its 2007 Credit Facility with the exception of the collateral maintenance financial covenant, which has been waived as discussed above.

At June 30, 2011, there were no letters of credit issued under the 2007 Credit Facility.

$100 Million Term Loan Facility

On August 12, 2010, the Company entered into the $100,000 secured term loan facility (“$100 Million Term Loan Facility”). As of June 30, 2011, three drawdowns of $20,000 each had been made for the deliveries of the Genco Ocean, Genco Bay and Genco Avra.  These drawdowns were made on August 17, 2010, August 23, 2010 and May 9, 2011, respectively.  During the six months ended June 30, 2011, total required repayments of $1,763 were made.  As of June 30, 2011, total availability under the $100 Million Term Loan Facility was $40,000. The Company has used or intends to use the $100 Million Term Loan Facility to fund or refund the Company a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies (Refer to Note 5 — Vessel Acquisitions and Dispositions).

The Company believes it is in compliance with all of the financial covenants under the $100 Million Term Loan Facility as of June 30, 2011.

$253 Million Term Loan Facility

On August 20, 2010, the Company entered into the $253,000 senior secured term loan facility (“$253 Million Term Loan Facility”).  As of June 30, 2011, total drawdowns of $253,000 have been made under the $253 Million Term Loan Facility to fund or refund to the Company a portion of the purchase price of the 13 Bourbon vessels delivered during the third quarter of 2010 and first quarter of 2011.  As of June 30, 2011, there was no availability under the $253 Million Term Loan Facility.

The Company believes it is in compliance with all of the financial covenants under the $253 Million Term Loan Facility as of June 30, 2011.

2010 Baltic Trading Credit Facility

On April 16, 2010, Baltic Trading entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (as amended, the “2010 Baltic Trading Credit Facility”).  An amendment to the 2010 Baltic Trading Credit Facility was entered into by Baltic Trading effective November 30, 2010.  Among other things, this amendment increased the commitment amount of the 2010 Baltic Trading Credit Facility from $100,000 to $150,000.  As of June 30, 2011, total available working capital borrowings were $23,500 as $1,500 was drawn down during 2010 for working capital purposes.  As of June 30, 2011, $43,750 remained available under the 2010 Credit Facility as the total commitment under this facility decreased by $5,000 from $150,000 to $145,000 on May 31, 2011.

As of June 30, 2011, the Company believes Baltic Trading is in compliance with all of the financial covenants under the 2010 Baltic Trading Credit Facility.

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

	Three months ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Effective Interest Rate	4.40%	4.76%	4.43%	4.70%
Range of Interest Rates (excluding impact of swaps and unused commitment fees)	2.19% to 3.31%	2.25% to 3.60%	2.19% to 3.31%	2.25% to 3.60%

10 — CONVERTIBLE SENIOR NOTES

The Company issued $125,000 of 5.0% Convertible Senior Notes on July 27, 2010 (the “2010 Notes”).  The Indenture includes customary agreements and covenants by the Company, including with respect to events of default.

The following tables provide additional information about the Company’s 2010 Notes.

	June 30, 2011	December 31, 2010
Carrying amount of the equity component (additional paid-in capital)	$24,375	$24,375
Principal amount of the 2010 Notes	125,000	125,000
Unamortized discount of the liability component	20,739	22,691
Net carrying amount of the liability component	104,262	102,309

	For the three months ended June 30, 2011	For the six months ended June 30, 2011
Effective interest rate on liability component	10.01%	10.01%
Cash interest expense recognized	$1,563	$3,093
Non-cash interest expense recognized	986	1,952
Non-cash deferred financing costs included in interest expense	179	357

The remaining period over which the unamortized discount will be recognized is 4.1 years. As of June 30, 2011, the if-converted value of the 2010 Notes does not exceed their principal amount.

The 2010 Notes have been classified as a noncurrent liability on the consolidated balance sheet as of June 30, 2011 because the Company can settle the principal amount of the notes with shares, cash, or a combination thereof at its discretion.

11 - INTEREST RATE SWAP AGREEMENTS

As of June 30, 2011 and December 31, 2010, the Company had nine and ten interest rate swap agreements outstanding, respectively, with DnB NOR Bank ASA to manage interest costs and the risk associated with changing interest rates related to the Company’s 2007 Credit Facility. The total notional principal amount of the swaps at June 30, 2011 and December 31, 2010 was $706,233 and $756,233, respectively, and the swaps have specified rates and durations.

The following table summarizes the interest rate swaps designated as cash flow hedges that were in place as of June 30, 2011 and December 31, 2010:

Interest Rate Swap Detail				June 30, 2011	December 31, 2010
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
7/31/07	5.115%	11/30/07	11/30/11	100,000	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000	100,000
1/22/08	2.89%	2/1/08	2/1/11	—	50,000
1/9/09	2.05%	1/22/09	1/22/14	100,000	100,000
2/11/09	2.45%	2/23/09	2/23/14	50,000	50,000

				$706,233	$756,233

The following table summarizes the derivative asset and liability balances at June 30, 2011 and December 31, 2010:

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	June 30, 2011	December 31, 2010	Sheet Location	June 30, 2011	December 31, 2010
Derivatives designated as hedging instruments
Interest rate contracts	Fair value of derivative instruments (Current Assets)	$—	$—	Fair value of derivative instruments (Current Liabilities)	$9,770	$4,417
Interest rate contracts	Fair value of derivative instruments (Noncurrent Assets)	—	—	Fair value of derivative instruments (Noncurrent Liabilities)	25,592	38,880

Total derivatives designated as hedging instruments		—	—		35,362	43,297

Total Derivatives		$—	$—		$35,362	$43,297

The following tables present the impact of derivative instruments and their location within the Condensed Consolidated Statement of Operations:

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three Month Period Ended June 30, 2011

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2011	Portion)	2011	Portion)	2011
Interest rate contracts	$(6,578)	Interest Expense	$(7,289)	Other Income (Expense)	$7

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three Month Period Ended June 30, 2010

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2010	Portion)	2010	Portion)	2010
Interest rate contracts	$(12,682)	Interest Expense	$(7,594)	Other Income (Expense)	$12

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Six Month Period Ended June 30, 2011

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2011	Portion)	2011	Portion)	2011
Interest rate contracts	$(6,685)	Interest Expense	$(14,600)	Other Income (Expense)	$19

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Six Month Period Ended June 30, 2010

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2010	Portion)	2010	Portion)	2010
Interest rate contracts	$(23,993)	Interest Expense	$(15,204)	Other Income (Expense)	$35

At June 30, 2011, ($21,528) of AOCI is expected to be reclassified into interest expense over the next 12 months associated with interest rate derivatives.

The Company is required to provide collateral in the form of vessel assets to support the interest rate swap agreements, excluding vessel assets of Baltic Trading.  At June 30, 2011, the Company’s 35 vessels mortgaged under the 2007 Credit Facility served as collateral in the aggregate amount of $100,000.

12 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of AOCI included in the accompanying condensed consolidated balance sheets consist of net unrealized gain (loss) on cash flow hedges and net unrealized gain (loss) from investments in Jinhui stock as of June 30, 2011 and December 31, 2010.

	AOCI	Net Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Investments
AOCI — December 31, 2010	$(5,210)	$(43,152)	$37,942
Change in unrealized gain on investments	(12,264)		(12,264)
Unrealized gain on cash flow hedges	7,916	7,916
AOCI — June 30, 2011	$(9,558)	$(35,236)	$25,678

13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 are noted below.  All carrying values approximate the instrument’s fair values with the exception of the 2010 Notes.

	June 30, 2011	December 31, 2010
Cash and cash equivalents	$286,230	$270,877
Restricted cash	9,750	9,000
Investments	42,450	54,714
Floating rate debt	1,648,910	1,643,939
2010 Notes	106,789	129,531
Derivative instruments — liability position	35,362	43,297

The fair value of the investments is based on quoted market rates.  The fair value of the floating rate debt under the 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility are estimated based on current rates offered to the Company for similar debt of the same remaining maturities.  Additionally, the Company considers its creditworthiness in determining the fair value of floating rate debt under the credit facilities.  The carrying value approximates the fair market value for these floating rate loans.  The fair value of the convertible senior notes payable represents the market value of the 2010 Notes at June 30, 2011 without bifurcating the value of the conversion option.  The fair value of the interest rate swaps is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of both the swap counterparty and the Company.

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

The following table summarizes the valuation of the Company’s investments and financial instruments by the above pricing levels as of the valuation dates listed:

	June 30, 2011
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$42,450	$42,450	$—
Derivative instruments — liability position	35,362	—	35,362

	December 31, 2010
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$54,714	$54,714	$—
Derivative instruments — liability position	43,297	—	43,297

The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.

The Company’s interest rate derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR.  The Company has elected to use the income approach to value the derivatives, using observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  Refer to Note 11 — Interest Rate Swap Agreements for further information regarding the Company’s interest rate swap agreements.  ASC 820-10 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments in an asset or liability position and did not have a material impact on the fair value of these derivative instruments.  As of June 30, 2011, both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

14 - OTHER ASSETS, NET

Other assets consist of deferred financing costs, which include fees, commissions and legal expenses associated with securing loan facilities and other debt offerings.  Total net deferred financing costs consist of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

2007 Credit Facility	$10,074	$10,074
$100 Million Term Loan Facility	1,318	1,318
$253 Million Term Loan Facility	3,567	3,529
2010 Notes	3,637	3,637
2010 Baltic Trading Credit Facility	3,027	2,940
Total deferred financing costs	21,623	21,498
Less: accumulated amortization	6,133	4,561
Total	$15,490	$16,937

Amortization expense for deferred financing costs for the three months ended June 30, 2011 and 2010 was $793 and $338, respectively.  Amortization expense for deferred financing costs for the six months ended June 30, 2011 and 2010 was $1,572 and $602, respectively.  This amortization expense is recorded as a component of interest expense in the Condensed Consolidated Statements of Operations.

15 - REVENUE FROM TIME CHARTERS

Total voyage revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, for the three months ended June 30, 2011 and 2010 was $98,511 and $105,337, respectively, and for the six months ended June 30, 2011 and 2010 was $199,130 and $200,018, respectively.  Included in revenues for the three months ended June 30, 2011 and 2010 was profit sharing revenue of $29 and $65, respectively.  Additionally, included in revenues for the six months ended June 30, 2011 and 2010 was profit sharing revenue of $122 and $65, respectively.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of July 20, 2011 is expected to be $63,036 for the remainder of 2011, $53,005 during 2012, $4,790 during 2013 and $748 during 2014, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For most drydockings, the Company assumes twenty days of offhire.  Future minimum revenue excludes revenue earned for the five vessels currently in pool arrangements and vessels that are currently on or will be on spot market-related time charters as spot rates cannot be estimated.

16 - COMMITMENTS AND CONTINGENCIES

In September 2005, the Company entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company had a deferred rent credit at June 30, 2011 and December 31, 2010 of $632 and $657, respectively.  Rent expense under this lease for the three months ended June 30, 2011 and 2010 was $117 for each respective period.  Rent expense under this lease for the six months ended June 30, 2011 and 2010 was $233 for each respective period.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $259 for the remainder of 2011, $518 annually for 2012 through 2014, $529 for 2015 and a total of $2,568 for the remaining term of the lease.

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011.  Following the expiration of the free base rental period, the monthly base rental payments will be $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor is obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that will commence immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord will constitute one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the entire lease from June 1, 2011 to September 30, 2025 will be $130.  The Company had a deferred rent credit at June 30, 2011 of $602.  Rent expense pertaining to this new lease for the three and six months ended June 30, 2011 was $130.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $164 for the remainder of 2011, $982 annually for 2012 through 2014, $1,037 for 2015 and a total of $18,658 for the remaining term of the lease.

The remaining vessel that the Company has agreed to purchase from Metrostar, the Genco Spirit, is expected to be delivered during the fourth quarter of 2011 for a remaining purchase price of $29,925.  The Genco Mare was delivered to the Company on July 20, 2011 refer to Note 20 — Subsequent Events for further information.

17 - NONVESTED STOCK AWARDS

The table below summarizes the Company’s nonvested stock awards for the six months ended June 30, 2011 under the Genco Shipping & Trading Limited 2005 Equity Incentive Plan (the “GS&T Plan”):

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2011	809,087	$19.40
Granted	15,000	8.00
Vested	(15,000)	22.05
Forfeited	(1,100)	14.65

Outstanding at June 30, 2011	807,987	$19.15

The total fair value of shares that vested under the GS&T Plan during the six months ended June 30, 2011 and 2010 was $120 and $331, respectively.

For the three and six months ended June 30, 2011 and 2010, the Company recognized nonvested stock amortization expense for the GS&T Plan, which is included in general, administrative and management fees, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
General, administrative and management fees	$1,478	$1,145	$2,972	$2,190

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2011, unrecognized compensation cost of $8,384 related to nonvested stock will be recognized over a weighted average period of 3.96 years.

The following table presents a summary of Baltic Trading’s nonvested stock awards for the six months ended June 30, 2011 under the Baltic Trading Plan:

	Number of Common Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2011	583,500	$13.40
Granted	12,500	6.92
Vested	(129,000)	14.00
Forfeited	—	—

Outstanding at June 30, 2011	467,000	$13.06

The total fair value of shares that vested under the Baltic Trading Plan during the six months ended June 30, 2011 and 2010 was $1,131 and $0, respectively.

For the three and six months ended June 30, 2011 and 2010, the Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in general, administrative and management fees, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
General, administrative and management fees	$606	$882	$1,551	$1,093

The Company is amortizing Baltic Trading’s grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2011, unrecognized compensation cost of $3,461 related to nonvested stock will be recognized over a weighted average period of 2.81 years.

18 - SHARE REPURCHASE PROGRAM

Since the inception of its share repurchase program through June 30, 2011, the Company has repurchased and retired 278,300 shares of its common stock for $11,500.  Currently, the terms of the 2007 Credit Facility require the Company to suspend all share repurchases until the Company can represent that it is in a position to again satisfy the collateral maintenance covenant.  No share repurchases were made during the three and six months ended June 30, 2011 and 2010.

19 - LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material effect on the Company, its financial condition, results of operations or cash flows.

20 - SUBSEQUENT EVENTS

On July 20, 2011, the Company took delivery of the Genco Mare, a 34,428 dwt Handysize newbuilding, from a company within the Metrostar group of companies.  The Company utilized cash on hand and drew down $20,000 on its $100 Million Term Loan Facility on July 15, 2011 to fund the remaining purchase price of the vessel in the amount of $29,925.

On July 25, 2011, Baltic Trading declared a dividend of $0.10 per share to be paid on or about August 12, 2011 to shareholders of record as of August 5, 2011.  The aggregate amount of the dividend is expected to be approximately $2.3 million, of which approximately $1.7 million will be paid to minority shareholders, which Baltic Trading anticipates will be funded from cash on hand at the time payment is to be made.

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

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding vessels of Baltic Trading Limited (“Baltic Trading”), as of July 26, 2011, our fleet consisted of nine Capesize, eight Panamax, 17 Supramax, six Handymax and 12 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 3,776,000 dwt, and the average age of our fleet was approximately 6.4 years, as compared to the average age for the world fleet of approximately 13 years for the drybulk shipping segments in which we compete.  After the expected delivery of one Handysize vessels that we have agreed to acquire and retain, we will own a fleet of 53 drybulk vessels, consisting of nine Capesize, eight Panamax, 17 Supramax, six Handymax and 13 Handysize vessels, excluding the vessels of Baltic Trading.  We seek to deploy our vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers, including Lauritzen Bulkers A/S or LB/IVS Pool, in which Lauritzen Bulkers A/S acts as the pool manager (collectively, “Lauritzen Bulkers”), Cargill International S.A., Pacific Basin Chartering Ltd., COSCO Bulk Carriers Co., Ltd., and Oldendorff GMBH and Co. KG. Lubeck.  The majority of the vessels in our current fleet are presently engaged under time charter contracts that expire (assuming the option periods in the time charters are not exercised) between August 2011 and June 2013.

In addition, as of July 26, 2011, Baltic Trading’s fleet consisted of two Capesize, four Supramax and three Handysize drybulk carriers with an aggregate carrying capacity of approximately 672,000 dwt.

See pages 31 - 35 for a table of all vessels that have been delivered or are expected to be delivered to us, including Baltic Trading’s vessels.

We intend to acquire additional modern, high-quality drybulk carriers through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow.  We expect to fund acquisitions of additional vessels using cash reserves set aside for this purpose, additional borrowings and may consider additional debt and equity financing alternatives from time to time.

On June 3, 2010, we entered into an agreement to purchase a total of eight Handysize drybulk vessels, including five newbuildings, from companies within the Metrostar group of companies for an aggregate purchase price of $266.0 million.  Five of these vessels will be owned by us and three are owned by Baltic Trading.  Additionally, on June 24, 2010, we entered into a Master Agreement with Bourbon SA (“Bourbon”) to purchase 16 drybulk vessels, including two newbuildings, for an aggregate purchase price of $545.0 million.  We have retained 13 of the 16 vessels, including one newbuilding, and the remaining three vessels were immediately resold to Maritime Equity Partners LLC (“MEP”), a company managed by a company owned by our Chairman, Peter C.

Georgiopoulos.  A total of seven vessels have been delivered from companies within the Metrostar group of companies and all 16 vessels have been delivered from Bourbon, three of which were sold to MEP.  The remaining Metrostar vessel is planned to be delivered during November 2011.

In order to fund the acquisition of these vessels, we entered into two senior secured term loan facilities.  On August 20, 2010, we entered into a $253 million senior secured term loan facility to be utilized to fund a portion of the purchase price of the acquisition of 13 vessels from affiliate of Bourbon SA.  On August 12, 2010, we entered into a $100 million senior secured term loan facility to be utilized to fund or refund to us a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies.  The Baltic Trading vessels have been funded utilizing its $150 million senior secured revolving credit facility for bridge financing.

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

Baltic Trading, formerly a wholly-owned subsidiary of the Company, completed its IPO on March 15, 2010.  As of June 30, 2011, the Company’s wholly-owned subsidiary Genco Investments LLC owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 25.22% ownership interest in Baltic Trading at June 30, 2011 and 83.50% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Baltic Trading is consolidated with the Company, as we control a majority of the voting interest in Baltic Trading.  Management’s discussion and analysis of the Company’s results of operations and financial condition in this section includes the results of Baltic Trading.

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

During January 2011, the Genco Success, a 1997-built Handymax vessel, was on charter to Korea Line Corporation (“KLC”) when KLC filed for a rehabilitation application.  We estimate that we have a claim of approximately $1.1 million against KLC related primarily to unpaid revenue earned prior to re-delivery of the vessel.  If a rehabilitation plan is approved by the South Korean courts and it is determined that we will receive a cash settlement for our outstanding claim, any amounts due from KLC will be recorded once the collectibility of the receivable has been assessed and the amount has been deemed collectible.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and six months ended June 30, 2011 and 2010 on a consolidated basis, which includes the operations of Baltic Trading.

	For the three months ended June 30,		Increase
	2011	2010	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,001.0	866.6	134.4	15.5%
Panamax	728.0	728.0	—	—
Supramax	1,911.0	591.2	1,319.8	223.2%
Handymax	546.0	546.0	—	—
Handysize	1,232.6	728.0	504.6	69.3%

Total	5,418.6	3,459.8	1,958.8	56.6%

Available days (2)
Capesize	1,001.0	855.5	145.5	17.0%
Panamax	728.0	728.0	—	—
Supramax	1,911.0	583.9	1,327.1	227.3%
Handymax	516.3	546.0	(29.7)	(5.4)%
Handysize	1,231.1	717.6	513.5	71.6%

Total	5,387.4	3,431.0	1,956.4	57.0%

Operating days (3)
Capesize	1,001.0	853.6	147.4	17.3%
Panamax	724.1	717.9	6.2	0.9%
Supramax	1,901.0	582.4	1,318.6	226.4%
Handymax	510.6	540.3	(29.7)	(5.5)%
Handysize	1,220.6	716.0	504.6	70.5%

Total	5,357.3	3,410.2	1,947.1	57.1%

Fleet utilization (4)
Capesize	100.0%	99.8%	0.2%	0.2%
Panamax	99.5%	98.6%	0.9%	0.9%
Supramax	99.5%	99.7%	(0.2)%	(0.2)%
Handymax	98.9%	98.9%	—	—
Handysize	99.1%	99.8%	(0.7)%	(0.7)%
Fleet average	99.4%	99.4%	—	—

Average Daily Results:
Time Charter Equivalent (5)
Capesize	$27,164	$44,233	$(17,069)	(38.6)%
Panamax	23,333	30,849	(7,516)	(24.4)%
Supramax	16,360	24,468	(8,108)	(33.1)%
Handymax	15,557	27,875	(12,318)	(44.2)%
Handysize	12,275	20,087	(7,812)	(38.9)%

Fleet average	18,299	30,405	(12,106)	(39.8)%

Daily vessel operating expenses (6)
Capesize	$5,124	$5,330	$(206)	(3.9)%
Panamax	4,735	4,728	7	0.1%
Supramax	4,518	4,586	(68)	(1.5)%
Handymax	5,195	4,234	961	22.7%
Handysize	4,396	4,225	171	4.0%

Fleet average	4,700	4,671	29	0.6%

	For the six months ended June 30,		Increase
	2011	2010	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,991.0	1,676.6	314.4	18.8%
Panamax	1,448.0	1,448.0	—	—
Supramax	3,713.6	951.2	2,762.4	290.4%
Handymax	1,086.0	1,086.0	—	—
Handysize	2,402.6	1,448.0	954.6	65.9%

Total	10,641.2	6,609.8	4,031.4	61.0%

Available days (2)
Capesize	1,991.0	1,649.9	341.1	20.7%
Panamax	1,429.7	1,448.0	(18.3)	(1.3)%
Supramax	3,711.7	932.5	2,779.2	298.0%
Handymax	1,056.3	1,073.4	(17.1)	(1.6)%
Handysize	2,401.1	1,433.8	967.3	67.5%

Total	10,589.8	6,537.6	4,052.2	62.0%

Operating days (3)
Capesize	1,990.5	1,648.0	342.5	20.8%
Panamax	1,418.3	1,435.5	(17.2)	(1.2)%
Supramax	3,689.7	930.1	2,759.6	296.7%
Handymax	1,048.9	1,058.4	(9.5)	(0.9)%
Handysize	2,383.3	1,432.2	951.1	66.4%

Total	10,530.7	6,504.2	4,026.5	61.9%

Fleet utilization (4)
Capesize	100.0%	99.9%	0.1%	0.1%
Panamax	99.2%	99.1%	0.1%	0.1%
Supramax	99.4%	99.7%	(0.3)%	(0.3)%
Handymax	99.3%	98.6%	0.7%	0.7%
Handysize	99.3%	99.9%	(0.6)%	(0.6)%
Fleet average	99.4%	99.5%	(0.1)%	(0.1)%

	For the six months ended June 30,		Increase
	2011	2010	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$27,295	$44,775	$(17,480)	(39.0)%
Panamax	24,564	30,470	(5,906)	(19.4)%
Supramax	16,234	24,514	(8,280)	(33.8)%
Handymax	18,976	27,313	(8,337)	(30.5)%
Handysize	11,857	19,524	(7,667)	(39.3)%

Fleet average	18,720	30,326	(11,606)	(38.3)%

Daily vessel operating expenses (6)
Capesize	$5,193	$5,411	$(218)	(4.0)%
Panamax	4,744	4,614	130	2.8%
Supramax	4,562	4,598	(36)	(0.8)%
Handymax	4,997	4,474	523	11.7%
Handysize	4,447	4,186	261	6.2%

Fleet average	4,723	4,697	26	0.6%

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

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Voyage revenues (in thousands)	$98,511	$105,337	$199,130	$200,018
Voyage expenses (in thousands)	(74)	1,018	894	1,755
	$98,585	$104,319	198,236	$198,263
Total available days	5,387.4	3,431.0	10,589.8	6,537.6
Total TCE rate	$18,299	$30,405	$18,720	$30,326

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

Operating Data

	For the three months ended June 30,
	2011	2010	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenue	$98,511	$105,337	$(6,826)	(6.5)%
Service revenue	819	—	819	100.0%

Total revenue	99,330	105,337	(6,007)	(5.7)%

Operating Expenses:
Voyage expenses	(74)	1,018	(1,092)	(107.3)%
Vessel operating expenses	25,465	16,160	9,305	57.6%
General, administrative and management fees	8,298	7,164	1,134	15.8%
Depreciation and amortization	34,025	26,259	7,766	29.6%
Other operating income	—	(206)	206	(100.0)%

Total operating expenses	67,714	50,395	17,319	34.4%

Operating income	31,616	54,942	(23,326)	(42.5)%
Other expense	(21,433)	(15,565)	(5,868)	37.7%

Income before income taxes	10,183	39,377	(29,194)	(74.1)%
Income tax expense	(355)	(719)	364	(50.6)%

Net income	9,828	38,658	(28,830)	(74.6)%
Less: Net (loss) income attributable to noncontrolling interest	(262)	1,899	(2,161)	(113.8)%
Net income attributable to Genco Shipping & Trading Limited	$10,090	$36,759	$(26,669)	(72.6)%

Earnings per share - Basic	$0.29	$1.17	$(0.88)	(75.2)%
Earnings per share - Diluted	$0.29	$1.16	$(0.87)	(75.0)%
Dividends declared and paid per share	$—	$—	$—	—
Weighted average common shares outstanding - Basic	35,150,352	31,413,874	3,736,478	11.9%
Weighted average common shares outstanding - Diluted	35,204,649	31,562,879	3,641,770	11.5%

EBITDA (1)	$65,847	$79,299	$(13,452)	(17.0)%

	For the six months ended June 30,
	2011	2010	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenue	$199,130	$200,018	$(888)	(0.4)%
Service revenue	1,629	—	1,629	100.0%

Total revenue	200,759	200,018	741	0.4%

Operating Expenses:
Voyage expenses	894	1,755	(861)	(49.1)%
Vessel operating expenses	50,260	31,047	19,213	61.9%
General, administrative and management fees	17,149	12,960	4,189	32.3%
Depreciation and amortization	67,106	51,094	16,012	31.3%
Other operating income	—	(206)	206	(100.0)%

Total operating expenses	135,409	96,650	38,759	40.1%

Operating income	65,350	103,368	(38,018)	(36.8)%
Other expense	(42,637)	(30,892)	(11,745)	38.0%

Income before income taxes	22,713	72,476	(49,763)	(68.7)%
Income tax expense	(714)	(719)	5	(0.7)%

Net income	21,999	71,757	(49,758)	(69.3)%
Less: Net (loss) income attributable to noncontrolling interest	(1,517)	1,550	(3,067)	(197.9)%
Net income attributable to Genco Shipping & Trading Limited	$23,516	$70,207	$(46,691)	(66.5)%

Earnings per share - Basic	$0.67	$2.24	$(1.57)	(70.1)%
Earnings per share - Diluted	$0.67	$2.23	$(1.56)	(70.0)%
Dividends declared and paid per share	$—	$—	$—	—
Weighted average common shares outstanding - Basic	35,146,254	31,409,858	3,736,396	11.9%
Weighted average common shares outstanding - Diluted	35,211,636	31,553,226	3,658,410	11.6%

EBITDA (1)	$133,862	$152,937	$(19,075)	(12.5)%

(1)          EBITDA represents net income attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our consolidated statements of cash flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The foregoing definition of EBITDA differs from the definition of Consolidated EBITDA used in the financial covenants of our 2007 Credit Facility, our $253 Million Term Loan Credit Facility, and our $100 Million Term Loan Credit Facility.  Specifically, Consolidated EBITDA substitutes gross interest expense (which includes amortization of deferred financing costs) for net interest expense used in our definition of EBITDA, includes adjustments for restricted stock amortization and non-

cash charges for deferred financing costs related to the refinancing of other credit facilities or any non-cash losses from our investment in Jinhui, and excludes extraordinary gains or losses and gains or losses from derivative instruments used for hedging purposes or sales of assets other than inventory sold in the ordinary course of business.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income attributable to Genco Shipping & Trading Limited for each of the periods presented above:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Net income attributable to Genco Shipping & Trading Limited	$10,090	$36,759	$23,516	$70,207
Net interest expense	21,377	15,562	42,526	30,917
Income tax expense	355	719	714	719
Depreciation and amortization	34,025	26,259	67,106	51,094

EBITDA (1)	$65,847	$79,299	$133,862	$152,937

Results of Operations

The following tables set forth information about the vessels in our fleet, including Baltic Trading’s vessels, as of July 26, 2011:

Genco Shipping & Trading Limited

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)	Net Revenue Daily Rate (3)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	December 2011	100% of BCI
Genco Tiberius	2007	Cargill International S.A.	September 2011	31,000
Genco London	2007	Cargill International S.A.	September 2011	31,000
Genco Titus	2007	Cargill International S.A.	September 2011	45,000(4)	46,250
Genco Constantine	2008	Cargill International S.A.	August 2012	52,750(4)
Genco Hadrian	2008	Cargill International S.A.	October 2012	65,000(4)
Genco Commodus	2009	Swissmarine Services S.A.	May 2012	99% of BCI(5)
Genco Maximus	2009	Swissmarine Services S.A.	November 2011	98.5% of BCI
Genco Claudius	2010	Swissmarine Services S.A.	January 2012	98.5% of BCI

Panamax Vessels
Genco Beauty	1999	U-Sea Bulk A/S, Copenhagen	March 2012	100% of BPI(6)
Genco Knight	1999	Swissmarine Services S.A.	February 2012	100% of BPI(6)
Genco Leader	1999	J. Aron & Company	December 2011	100% of BPI
Genco Vigour	1999	Global Maritime Investments Ltd.	December 2011	100% of BPI
Genco Acheron	1999	Cargill International S.A.	September 2011	24,000(7)
Genco Surprise	1998	Global Maritime Investments Ltd.	November 2011	97% of BPI
Genco Raptor	2007	COSCO Bulk Carriers Co., Ltd.	April 2012	52,800
Genco Thunder	2007	Swissmarine Services S.A.	November 2011	100% of BPI

Supramax Vessels
Genco Predator	2005	Pacific Basin Chartering Ltd.	May 2012	103% of BSI(8)
Genco Warrior	2005	Klaveness Chartering	November 2011	102% of BSI
Genco Hunter	2007	Pacific Basin Chartering Ltd.	June 2012	106% of BSI(8)
Genco Cavalier	2007	MUR Shipping B.V.	September 2011	19,200
Genco Lorraine	2009	Olam International Ltd.	June 2012	18,500
Genco Loire	2009	Oldendorff GMBH and Co.	August 2011	20,250
Genco Aquitaine	2009	Klaveness Chartering	March 2012	102% of BSI(9)
Genco Ardennes	2009	Klaveness Chartering	August 2012	19,000
Genco Auvergne	2009	Trafigura Beheer B.V.	October 2011	102% of BSI
Genco Bourgogne	2010	Setaf-Saget SAS	November 2011	19,900
Genco Brittany	2010	Swissmarine Services S.A.	December 2011	102% of BSI
Genco Languedoc	2010	Swissmarine Services S.A.	November 2011	102% of BSI
Genco Normandy	2007	Louis Dreyfus Commodities Suisse S.A.	October 2011	12,000(10)
Genco Picardy	2005	Trafigura Beheer B.V.	December 2011	100% of BSI
Genco Provence	2004	Setaf-Saget SAS	December 2011	20,250
Genco Pyrenees	2010	Setaf-Saget SAS	December 2011	15,250(11)
Genco Rhone	2011	AMN Bulkcarriers Inc.	February 2012	102% of BSI

Handymax Vessels
Genco Success	1997	Swissmarine Services S.A.	January 2012	90% of BSI
Genco Carrier	1998	ED & F MAN Shipping Ltd.	February 2012	92.5% of BSI
Genco Prosperity	1997	Pacific Basin Chartering Ltd	May 2012	92% of BSI(12)

Genco Wisdom	1997	Klaveness Chartering	September 2011	14,150
Genco Marine	1996	ED & F MAN Shipping Ltd.	May 2012	92% of BSI(12)
Genco Muse	2001	Trafigura Beheer B.V.	April 2012	95% of BSI(13)

Handysize Vessels
Genco Explorer	1999	Lauritzen Bulkers A/S	October 2011	Spot(14)
Genco Pioneer	1999	Lauritzen Bulkers A/S	October 2011	Spot(14)
Genco Progress	1999	Lauritzen Bulkers A/S	July 2012	Spot(14)
Genco Reliance	1999	Lauritzen Bulkers A/S	July 2012	Spot(14)
Genco Sugar	1998	Lauritzen Bulkers A/S	July 2012	Spot(14)
Genco Charger	2005	AMN Bulkcarriers Inc.	December 2011	100% of BHSI
Genco Challenger	2003	AMN Bulkcarriers Inc.	December 2011	100% of BHSI
Genco Champion	2006	Pacific Basin Chartering Ltd.	March 2012	100% of BHSI(15)
Genco Ocean	2010	Cargill International S.A.	June 2013	$8,500-$13,500 with 50% profit sharing(16)	(17)
Genco Bay	2010	Cargill International S.A.	January 2013	$8,500-$13,500 with 50% profit sharing(16)	(17)
Genco Avra	2011	Cargill International S.A.	March 2014	$8,500-$13,500 with 50% profit sharing(16)	(17)
Genco Mare	2011	Cargill International S.A.	May 2015	115% of BHSI(19)

Vessels to be Delivered Handysize Vessels

Genco Spirit	2011 (18)	Cargill International S.A.	34.5-37.5 months after delivery	$8,500-$13,500 with 50% profit sharing(16)	(20)

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

(5) We have reached an agreement with Swissmarine Services S.A. on a spot market-related time charter for 10.5 to 13.5 months based on 99% of the average of the daily rates of the Baltic Capesize Index, or BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  We maintain the option to convert to a fixed rate based on Capesize FFA values at 99%.  The vessel delivered to its new charterer on June 28, 2011.

(6) We have reached an agreement with U-Sea Bulk A/S, Copenhagen on a spot market-related time charter for the Genco Beauty based on 100% of the Baltic Panamax Index, or BPI, as reflected in daily reports, except for the initial 30 days after delivery in which hire is based on 100% of the Baltic Panamax P3A.  The charter commenced on April 24, 2011.  For the Genco Knight, we have reached an agreement with Swissmarine Services S.A. for 10.5 to 13.5 months that commenced on March 23, 2011 at a rate based on 100% of the BPI as reflected in daily reports.  For both vessels, hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  We maintain the option to convert to a fixed rate based on Panamax FFA values at 100%.

(7) We have reached an agreement with Cargill International S.A. on a time charter for 65 to 75 days at a rate of $24,000 per day less a 5.00% third party brokerage commission.  Hire payment is made every 15 days in advance.  The vessel delivered to charterers on July 18, 2011.

(8) We have reached an agreement with Pacific Basin Chartering Ltd. on two spot market-related time charters for 11 to 13.5 months with rates based on 103% and 106% of the average of the Baltic Supramax Index, or BSI, as reflected in daily reports for the Genco Predator and Genco Hunter, respectively.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  Genco maintains the option to convert the balance of any period to a fixed rate based on Supramax FFA values at 103% for the Genco Predator and after the initial 45 days at 106% for the Genco Hunter.  The Genco Predator began on its new rate on June 16, 2011 while the Genco Hunter began on its new rate on July 5, 2011.

(9) We have reached an agreement with Klaveness Chartering on a spot market-related time charter based on 102% of the BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  We maintain the option to convert the balance of any period to a fixed rate based on Supramax FFA values at 102%.  The duration of the charter is 11 to 13.5 months commencing on April 26, 2011.

(10) We have reached an agreement with Louis Dreyfus Commodities Suisse S.A. on a time charter at a rate of $12,000 per day less a 5.00% third party brokerage commission for 3 to 5.5 months.  Hire payment is made every 15 days in advance.  The vessel will deliver to its new charterer on or about July 31, 2011.

(11) We have reached an agreement with Setaf-Saget SAS on a time charter for 6 to 8.5 months at a rate of $15,250 per day.  Hire is paid every 15 days in advance less a 3.75% third party brokerage commission.  The vessel was delivered in direct continuation from its previous time charter with Setaf-Saget SAS, which ended on June 10, 2011.

(12) We have reached an agreement with ED & F MAN Shipping Ltd. and Pacific Basin Chartering Ltd. on spot market-related time charters for the Genco Marine and Prosperity, respectively for 11 to 13.5 months at a rate based on 92% of the average of the daily rates of the BSI, as reflected in daily reports.  Hire payment is made every 15 days in arrears less a 5.00% third party brokerage commission.  We maintain the option to convert the balance period to a fixed rate based on Supramax FFA values at 92%, however, for the Genco Prosperity cannot do so until 45 days after delivery.  The Genco Marine went into drydock for scheduled repairs on May 19, 2011 and came out of the yard on June 5, 2011 then delivered to its new charterer.  The Genco Prosperity began on its new rate on June 9, 2011.

(13) We have reached an agreement with Trafigura Beheer B.V. on a spot market-related time charter based on 95% of the average of the daily rates of the BSI, as reflected in daily reports.  The duration of the charter is 11 to 14.5 months with payment being made every 15 days in arrears less a 5.00% third party brokerage commission.  We maintain the option to convert to a fixed rate based on Supramax FFA values at 95%.  The charter began on May 23, 2011.  The vessel went into drydock for scheduled repairs on April 17, 2011 and came out of the yard on April 28, 2011.

(14) We have reached an agreement to enter these vessels into the LB/IVS Pool whereby Lauritzen Bulkers A/S acts as the pool manager. We can withdraw up to two vessels with three months’ notice and the remaining three vessels with 12 months’ notice.

(15) We have reached an agreement with Pacific Basin Chartering Ltd. on a spot market-related time charter based on 100% of the average of the daily rates of the Baltic Handysize Index, or BHSI, as reflected in daily reports.  The duration of the charter is 11 to 13.5 months with hire paid every 15 days in arrears net of a 5.00% third party brokerage commission.  We maintain the option to convert the balance of any period to a fixed rate based on Handysize FFA values at 100%.  The vessel began its new rate on April 21, 2011.

(16) The rate for the spot market-related time charter will be linked with a floor of $8,500 and a ceiling of $13,500 daily with a 50% profit sharing arrangement to apply to any amount above the ceiling. The rate will be based on 115% of the average of the daily rates of the BHSI, as reflected in daily reports. Hire will be paid every 15 days in advance net of a 5.00% third party brokerage commission.

(17) These vessels were acquired with existing time charters with below-market rates. As described in footnote 20, intangible liabilities will be amortized as an increase to voyage revenues over the minimum remaining terms of the applicable charters. Specifically, for the Genco Avra,

Genco Ocean and Genco Bay, the daily amount of amortization associated with them will be approximately $350, $700 and $750 per day over the actual cash rate earned, respectively.

(18) Built & delivery date for vessel being delivered in the future is an estimate based on guidance received from the sellers and shipyard.

(19) The rate for the spot market-related time charter will be based on 115% of the average of the daily rates of the BHSI, as reflected in daily reports. Hire will be paid every 15 days in advance net of a 5.00% third party brokerage commission. The time charter commenced on July 21, 2011 following delivery of the vessel to us.

(20) This vessel was acquired with an existing time charter with a below-market rate. For the time charters that are below-market, Genco allocates the purchase price between the respective vessels and an intangible liability for the value assigned to the below-market charter-hire. This intangible liability will be amortized as an increase to voyage revenues over the minimum remaining terms of the applicable charters, at which point the respective liabilities will be amortized to zero and the vessels will begin earning the ‘‘Cash Daily Rate.’’ For cash flow purposes, we will continue to receive the rate presented in the ‘‘Cash Daily Rate’’ column until the charter expires.

Baltic Trading Limited

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	March 2012	101.5% of BCI (2)
Baltic Wolf	2010	Cargill International S.A.	September 2011	100% of BCI (3)
Supramax Vessels
Baltic Leopard	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	March 2012	97 % of BSI (4)
Baltic Panther	2009	Klaveness Chartering	April 2013	95 % of BSI (5)
Baltic Jaguar	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	May 2012	97 % of BSI (4)
Baltic Cougar	2009	AMN Bulkcarriers Inc.	August 2012	96 % of BSI (6)
Handysize Vessels
Baltic Wind	2009	Cargill International S.A.	May 2013	115% of BHSI (7)
Baltic Cove	2010	Cargill International S.A.	February 2014	115% of BHSI (7)
Baltic Breeze	2010	Cargill International S.A.	July 2014	115% of BHSI (7)

(1)

The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of each contract, the charterer is entitled to extend the time charters from two to four months in order to complete the vessel’s final voyage plus any time the vessel has been off-hire.

(2)

Baltic Trading has agreed to terms on a spot market-related time charter with Swissmarine Services S.A. at a rate based on 101.5% of the Baltic Capesize Index (BCI). Hire is paid in arrears net of a 6.25% brokerage commission which includes the 1.25% commission payable to GS&T. The duration is 10.5 to 13.5 months. The vessel delivered to charterers on May 1, 2011.

(3)

Under the terms of the agreements, the rate for the spot market-related time charter is based on the average of the daily rates of the BCI, as reflected in daily reports. Hire is paid every 15 days in arrears net of a 5.00% brokerage commission, which includes the 1.25% commission payable to GS&T. Baltic Trading is not responsible for voyage expenses, including fuel.

(4)

Baltic Trading has reached an agreement with Resource Marine PTE Ltd. on two spot market-related time charters based on 97% of the average of the daily rates of the Baltic Supramax Index (BSI), as reflected in daily reports. Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T. The duration of both is 11 to 13.5 months with the Baltic Leopard beginning on April 24, 2011 and the Baltic Jaguar beginning on June 7, 2011.

(5)

Baltic Trading has reached an agreement with Klaveness Chartering on a spot market-related time charter based on 95% of the average of the daily rates of the BSI, as reflected in daily reports. The duration is 22.5 to 25.5 months with hire paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T. The vessel was delivered to its new charterer on May 21, 2011.

(6)

Baltic Trading has agreed to an extension with AMN Bulkcarriers Inc., on a spot market-related time charter based on 96% of the average of the daily rates of the BSI, as reflected in daily reports. Hire is paid every 15 days in arrears net of a 5.00% brokerage commission, which includes the 1.25% commission payable to GS&T. The duration is 11 to 13.5 months and is to commence on or about September 14, 2011 when the maximum period of the initial time charter with AMN Bulkcarriers Inc., is scheduled to be completed.
(7)

The rate for each of the spot market-related time charters is based on 115% of the average of the daily rates of the Baltic Handysize Index (BHSI), as reflected in daily reports. Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

VOYAGE REVENUES-

For the three months ended June 30, 2011, voyage revenues decreased 6.5% to $98.5 million versus $105.3 million for the three months ended June 30, 2010.  Revenues decreased by approximately $6.8 million primarily as a result of lower charter rates achieved by some of our vessels partially offset by the increase in the size of our fleet and an increase in revenues earned by Baltic Trading’s vessels of $2.9 million.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 39.8% to $18,299 a day for the three months ended June 30, 2011 from $30,405 a day for the three months ended June 30, 2010.  The decrease in TCE rates resulted from lower charter rates achieved in the second quarter of 2011 versus the same period last year for the majority of the vessels in our fleet.  Reduced cargo availability in April and May due to weather related events that occurred in the first quarter of 2011, coupled with continued deliveries of newbuilding vessels were the main contributors of reduced rates which affected the earnings of our vessels trading on spot market-related charters.  These effects were slightly offset by increased scrapping of older tonnage and the return of iron ore and coal cargoes in June of this year.

For the three months ended June 30, 2011 and 2010, we had 5,418.6 and 3,459.8 ownership days, respectively.  The increase in ownership days is a result of the delivery of 14 vessels during the third quarter of 2010 and two vessels during the first and second quarter of 2011, as well as a full quarter of ownership for Baltic Trading’s fleet of nine vessels, which were acquired after March 31, 2010.  Fleet utilization was stable at 99.4% during both periods.

During 2010, the Baltic Dry Index (a drybulk index) went from a high on May 26, 2010 of 4,209 and fell to a low of 1,700 on July 15, 2010.  At December 31, 2010, the index was 1,773.  The index subsequently decreased to a low of 1,043 on February 4, 2011 and as of July 21, 2011 was at 1,325.  The lower index was mainly driven by a deteriorating freight rate environment in the Capesize sector. Supramax and Panamax vessels experienced less volatility through the cycle as a result of the broader cargo versatility of the vessels and demand strength of minor bulks.  Reduced cargo availability in April and May due to weather related events that occurred in the first quarter of 2011, coupled with continued deliveries of newbuilding vessels were the main contributors of reduced rates, which affected the earnings of our vessels trading on spot market-related charters. The effect of these contributors was slightly offset by increased scrapping of older tonnage and the return of iron ore and coal cargoes in June of this year.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day.  During the three months ended June 30, 2011 and 2010, total service revenue was $0.8 million and $0, respectively.

VOYAGE EXPENSES-

For the three months ended June 30, 2011 and 2010, we did not incur significant port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under time charters, spot market-related time charters, or in pools that require the charterer or pool to bear all of those expenses.

For the three months ended June 30, 2011 and 2010, voyage expenses were ($0.1) million and $1.0 million, respectively, and consisted primarily of brokerage commissions paid to third parties.  Additionally, we recognized net gains relative to bunker fuel for vessels coming off time charters amounting to $1,294 and $459 for the three months ended June 30, 2011 and 2010, respectively.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $9.3 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily a result of the operation of a larger fleet.  Additionally, the increase was due to a full quarter of operation of nine Baltic Trading vessels which were delivered during the second, third and fourth quarters of 2010, which accounted for $2.5 million of additional vessel operating expenses during the three months ended June 30, 2011 over the comparative prior year period.  The increase was also related to higher crew expenses, partially offset by lower insurance and lube expenses during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Daily vessel operating expenses increased to $4,700 per vessel per day for the three months ended June 30, 2011 from $4,671 per day for the three months ended June 30, 2010.  The increase in daily vessel operating expenses was due to higher crew costs on certain of our vessels.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the first half of 2011, we budgeted daily vessel operating expenses at a weighted average rate of $5,200 per vessel per day.  Our actual daily vessel operating expenses per vessel for the three months ended June 30, 2011 were $500 below the budgeted rate.  Based on our expenses to date for the year, we expect DVOE for the second half of 2011 to be $5,000.

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

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the three months ended June 30, 2011 and 2010, general, administrative and management fees were $8.3 million and $7.2 million, respectively.  The increase in general, administrative and management fees was primarily due to the addition of personnel as the fleet expanded.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  The increase in general, administrative and management fees was also a result of higher management fees related to the operation of a larger fleet.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization charges increased by $7.8 million during the second quarter of 2011 as compared to the second quarter of 2010 primarily due to the operation of a larger fleet, including the 14 vessels delivered during the third quarter of 2010 and two vessels delivered during the six months ended June 30, 2011 as well as the nine Baltic Trading vessels delivered during 2010, which accounted for $2.4 million of the increase.  This increase was slightly offset by a decrease in depreciation due to the change in estimated salvage value from $175 per lightweight ton to $245 per lightweight ton of $0.6 million.  Refer to Note 2 — Summary of Significant Accounting Policies in our condensed consolidated financial statements for further information regarding this change.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended June 30, 2011 and 2010, net interest expense was $21.4 million and $15.6 million, respectively.  Net interest expense during the three months ended June 30, 2011 consisted of interest expense under our 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility, and Baltic Trading’s $150 million senior secured revolving credit facility as well as interest expense related to our 5.0% Convertible Senior Notes (the “2010 Notes”).  Additionally, interest income, unused commitment fees associated with the credit facilities noted above as well as amortization of deferred financing costs related to the credit facilities noted above are included in net interest expense during the three months ended June 30, 2011.  The increase in net interest expense for the second quarter of 2011 versus the second quarter of 2010 was primarily a result of borrowing under the additional credit facilities entered into by the Company during 2010 due to the acquisition of additional vessels during 2010 and 2011, as well as net interest expense incurred by Baltic Trading, which increased by $0.9 million compared to the same period in the prior year.  Net interest expense during the second quarter of 2010 consisted primarily of interest expense under our 2007 Credit Facility and Baltic Trading’s $150 million senior secured revolving credit facility as well as unused commitment fees and deferred financing costs related to these facilities.

INCOME TAX EXPENSE-

For the three months ended June 30, 2011, income tax expense was $0.4 million as compared to $0.7 million during the three months ended June 30, 2010.  Income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our condensed consolidated financial statements for further information.  The decrease in income tax expense during the three months ended June 30, 2011 as compared to the same period during the prior year is a result of additional income earned by Genco (USA) during the three months ended June 30, 2010.  This was due to the 1% purchase fee due to Genco (USA) from Baltic Trading pursuant to the Management Agreement related to the delivery of five vessels during the three months ended June 30, 2010.  There were no similar transactions during the three months ended June 30, 2011.

NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the three months ended June 30, 2011 and 2010, net (loss) income attributable to noncontrolling interest was ($0.3) million and $1.9 million, respectively.  These amounts represent the net (loss) income attributable to the noncontrolling interest of Baltic Trading, which completed its IPO on March 15, 2010.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

VOYAGE REVENUES-

For the six months ended June 30, 2011, voyage revenues decreased 0.4% to $199.1 million versus $200.0 million for the six months ended June 30, 2010.  Revenues decreased by approximately $0.9 million primarily as a result of lower charter rates achieved by the majority of our vessels substantially offset by the increase in the size of our fleet and an increase in revenues earned by Baltic Trading’s vessels of $12.5 million.

The average TCE rate of our fleet decreased 38.3% to $18,720 a day for the six months ended June 30, 2011 from $30,326 a day for the six months ended June 30, 2010.  The decrease in TCE rates resulted from lower charter rates achieved during the six months ended June 30, 2011 versus the same period last year for the majority of the vessels in our fleet.

For the six months ended June 30, 2011 and 2010, we had 10,641.2 and 6,609.8 ownership days, respectively.  The increase in ownership days is a result of the delivery of 14 vessels during the third quarter of 2010 and two vessels during the first and second quarter of 2011 as well as a full quarter of ownership for Baltic Trading’s fleet of nine vessels which were acquired after March 31, 2010.  Fleet utilization was stable at 99.4% and 99.5% for the six month periods ended June 30, 2011 and 2010, respectively.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day.  During the six months ended June 30, 2011 and 2010, total service revenue was $1.6 million and $0, respectively.

VOYAGE EXPENSES-

For the six months ended June 30, 2011 and 2010, we did not incur significant port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under time charters, spot market-related time charters, or in pools that require the charterer or pool to bear all of those expenses.

For the six months ended June 30, 2011 and 2010, voyage expenses were $0.9 million and $1.8 million, respectively, and consisted primarily of brokerage commissions paid to third parties.  Additionally, we recognized net gains relative to bunker fuel for vessels coming off time charters amounting to $1,653 and $1,016 for the six months ended June 30, 2011 and 2010, respectively.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $19.2 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010  primarily a result of the operation of a larger fleet.  Additionally, the increase was due to the operation of nine Baltic Trading vessels which were delivered during the second, third and fourth quarters of 2010, which accounted for $6.4 million of additional vessel operating expenses during the six months ended June 30, 2011 over the comparative prior year period.  The increase was also related to higher crew expenses offset by lower insurance and lube expenses during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Daily vessel operating expenses increased to $4,723 per vessel per day for the six months ended June 30, 2011 from $4,697 per day for the six months ended June 30, 2010.  The increase in daily vessel operating expenses was due to higher crew costs on certain of our vessels.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the first half of 2011, we budgeted daily vessel operating expenses at a weighted average rate of $5,200 per vessel per day.  Our actual daily vessel operating expenses per vessel for the six months ended June 30, 2011 were $477 below the budgeted rate.  Based on our expenses to date for the year, we expect DVOE for the second half of 2011 to be $5,000.

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the six months ended June 30, 2011 and 2010, general, administrative and management fees were $17.1 million and $13.0 million, respectively.  The increase in general, administrative and management fees was primarily due to the increase in expenses associated with the operation of Baltic Trading, which resulted in $1.0 million of additional expenses, as well as the addition of personnel as the fleet expanded.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  The increase in general, administrative and management fees was also a result of higher management fees related to the operation of a larger fleet.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization charges increased by $16.0 million during the six months ended June 2011 as compared to the same period during 2010 primarily due to the operation of a larger fleet, including the 14 vessels delivered during the third quarter of 2010 and two vessels delivered during the six months ended June 30, 2011 as well as the nine Baltic Trading vessels delivered during 2010, which accounted for $6.0 million of the increase.  This increase was slightly offset by a decrease in depreciation due to the change in estimated salvage value from $175 per lightweight ton to $245 per lightweight ton of $1.2 million.  Refer to Note 2 — Summary of Significant Accounting Policies in our condensed consolidated financial statements for further information regarding this change.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the six months ended June 30, 2011 and 2010, net interest expense was $42.5 million and $30.9 million, respectively.  Net interest expense during the six months ended June 30, 2011 consisted of interest expense under our 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility, and Baltic Trading’s $150 million senior secured revolving credit facility as well as interest expense related to the 2010 Notes.  Additionally, interest income, unused commitment fees and amortization of deferred financing costs related to the credit facilities noted above are included in net interest expense during the six months ended June 30, 2011.  The increase in net interest expense for the six months ended June 30, 2011 versus the same period during 2010 was primarily a result of borrowing under the additional credit facilities entered into by the Company during 2010 due to the acquisition of additional vessels during 2010 and 2011, as well as net interest expense incurred by Baltic Trading, which increased by $1.9 million.  Net interest expense during the six months ended June 30, 2011 consisted primarily of interest expense under our 2007 Credit Facility and Baltic Trading’s $150 million senior secured revolving credit facility as well as unused commitment fees and deferred financing costs related to these facilities.

INCOME TAX EXPENSE-

For the six months ended June 30, 2011 and 2010, income tax expense was $0.7 million.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our condensed consolidated financial statements for further information.

NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the six months ended June 30, 2011 and 2010, net (loss) income attributable to noncontrolling interest was ($1.5) million and $1.6 million, respectively.  These amounts represent the net (loss) income attributable to the noncontrolling interest of Baltic Trading, which completed its IPO on March 15, 2010.

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

Currently, our wholly-owned subsidiary Genco Investments LLC owns 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 25.22% ownership interest in Baltic Trading and 83.5% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  On April 16, 2010, Baltic Trading entered into a $100 million senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (the “2010 Baltic Trading Credit Facility”).  The 2010 Baltic Trading Credit Facility was subsequently amended effective November 30, 2010 which increased the borrowing capacity from $100 million to $150 million.  The amended 2010 Baltic Trading Credit Facility matures on November 30, 2016.  Refer to the 2010 10-K for a description of this facility as well as a description of the amendment entered into effective November 30, 2010.  To remain in compliance with a net worth covenant in the 2010 Baltic Trading Credit Facility, Baltic Trading would need to maintain a net worth of $232.8 million after the payment of any dividends.  We do not believe these restrictions have a significant impact on our liquidity.

We have entered into two secured term loan facilities during August 2010 in order to fund future vessel acquisitions.  On August 12, 2010, we entered into a $100 million secured term loan facility to fund or refund to us a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies.  Additionally, on August 20, 2010, we entered into a $253 million senior secured term loan facility to fund a portion of the purchase price of the acquisition of 13 vessels from Bourbon.  Refer to the 2010 10-K for further information regarding these loan facilities.

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

The 2007 Credit Facility, the $253 Million Term Loan Facility, and the $100 Million Term Loan Facility each include a maximum leverage ratio covenant limiting the ratio of our net debt to EBITDA to a maximum of 5.5 to 1.  We calculate the leverage ratio under our 2007 Credit Facility, $253 Million Term Loan Facility, and $100 Million Term Loan Facility by dividing our Average Consolidated Net Indebtedness by our Consolidated EBITDA as defined under these facilities.  There is no leverage ratio covenant under the Baltic Trading 2010 Credit Facility.  Average Consolidated Net Indebtedness is the monthly average of our indebtedness as defined under the facilities, which at June 30, 2011 consisted of long-term debt, the 2010 Notes, cash and cash equivalents (excluding restricted cash) and the letter of credit issued related to leases.

Pursuant to the current terms of the 2007 Credit Facility, the existing collateral maintenance financial covenant is waived, which required us to maintain pledged vessels with a value equal to at least 130% of our current borrowings, and accelerated the reductions of the total facility which began on March 31, 2009.  Please read the 2010 10-K for further details.  The collateral maintenance covenant is waived until we can represent that we are in compliance with all of our financial covenants.  Under the collateral maintenance covenants of our $253 Million Term Loan Facility, our $100 Million Term Loan Facility, and the 2010 Baltic Trading Credit Facility, the aggregate valuations of our vessels pledged under each facility must at least be a certain percentage of loans outstanding (or, in the case of the Baltic Trading Credit Facility, the total amount we may borrow), which percentages are 135%, 130%, and 140%, respectively.  Under our $253 Million Term Loan Facility, the amount payable upon early termination of any interest rate swaps under the facility is added to outstanding loans for purposes of this covenant.  If our valuations fall below the applicable percentage, we must provide additional acceptable collateral, repay a portion of our borrowings, or (in the case of the 2010 Baltic Trading Credit Facility) permanently reduce the amount we may borrow under the facility to the extent required to restore our compliance with the applicable covenant.

We were in compliance with the maximum leverage ratio covenant under our credit facilities at June 30, 2011 and would have remained in compliance at that date with a 10% reduction in our EBITDA.  However, due to the current prolonged weakness in drybulk shipping rates and borrowings we expect to make under our $100 Million Term Loan Facility for our remaining vessel acquisition, we may not meet this ratio at some point during 2011 if these market conditions continue.  While we are seeking waivers or modifications to our credit agreements, which may be subject to certain conditions, and may also seek to raise additional capital through equity or debt offerings or selling assets (including vessels), we cannot be certain that we will accomplish any such actions.  Absent such waivers or modifications, if we do not comply with these covenants, it would be an event of default under our credit agreements if we do not remedy our noncompliance within the applicable period following notice from our lenders.  Upon an event of default under any of these three credit facilities, our lenders under each of these facilities may declare the indebtedness under our credit facilities to be immediately due and payable, and they may also terminate our ability to borrow further amounts under these facilities.  In addition, if payment of any of our credit facility indebtedness were accelerated and such acceleration remained uncured within 30 days after we receive notice under the Indenture for our 2010 Notes, we would be in default under the Indenture, and our indebtedness under the 2010 Notes could be declared immediately due and payable unless we obtain a waiver.  We can make no assurances that we could obtain additional or substitute financing if payment of any our indebtedness is accelerated.  As a result, we may experience a material adverse effect on our business, financial condition, results of operations, and cash flows.

Dividend Policy

Historically, our dividend policy, which commenced in November 2005, has been to declare quarterly distributions to shareholders by each February, May, August and November, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our Board of Directors determines we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  In the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.  Under the current terms of the 2007 Credit Facility, we are required to suspend the payment of cash dividends until we can represent that we are in a position to satisfy the collateral maintenance covenant.  Refer to the 2010 10-K for further information regarding the current terms of the 2007 Credit Facility.  As such, a dividend has not been declared during 2009, 2010 or the six months ended June 30, 2011.

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

Share Repurchase Program

On February 13, 2008, our board of directors approved our share repurchase program for up to a total of $50.0 million of our common stock.  Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program were determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act.  The program does not require us to purchase any specific number or amount of shares and may be suspended or reinstated at any time in our discretion and without notice.  Repurchases under the program are subject to restrictions under the 2007 Credit Facility.  Currently, the terms of the 2007 Credit Facility require us to suspend all share repurchases until we can represent that we are in a position to again satisfy the collateral maintenance covenant.  Refer to the 2010 10-K for further information.  There were no share repurchases during the three and six months ended June 30, 2011 or 2010.

Cash Flow

Net cash provided by operating activities for the six months ended June 30, 2011 and 2010 was $83.0 million and $118.0 million, respectively. The decrease in cash provided by operating activities was primarily due to lower net income for the first half of 2011, which resulted primarily from lower charter rates achieved in the 2011 period versus the same period last year for the majority of the vessels in our fleet. For the six months ended June 30, 2011 as compared to June 30, 2010, the lower net income was offset by significantly higher depreciation and amortization due to the operation of a larger fleet as well as a lower impact of the amortization of time charters acquired.

Net cash used in investing activities for the six months ended June 30, 2011 and 2010 was $68.3 million and $304.6 million, respectively.  The decrease was primarily due to fewer funds used for deposits and purchases of vessels during the first half of 2011 compared to the first half of 2010. Five of the initial six vessels in Baltic Trading’s fleet were acquired during the first half of 2010. For the six months ended June 30, 2011, cash used in investing activities primarily related to the purchase of vessels in the amount of $67.2 million. For the six months ended June 30, 2010, cash used in investing activities primarily related to purchases of vessels in the amount of $214.4 million and deposits on vessels in the amount of $84.9 million.

Net cash provided by financing activities was $0.7 million during the six months ended June 30, 2011 as compared to $194.4 million during the six months ended June 30, 2010. Cash provided by financing activities in 2011 mainly consisted of $21.5 million of proceeds from the $253 Million Term Loan Facility related to the Bourbon vessels acquired offset by the following uses of cash: a $25.0 million repayment of debt under the 2007 Credit Facility, $9.8 million repayment of debt under the $253 Million Term Loan Facility, $1.8 million repayment of debt under the $100 Million Term Loan Facility and the $3.9 million dividend payments of our subsidiary, Baltic Trading, to its outside shareholders. For the same period last year, cash provided by financing activities consisted of $214.5 million of proceeds from the initial public offering of Baltic Trading Limited offset by repayments on the 2007 Credit Facility of $25.0 million, $3.7 million for payments of common stock issuance costs and offset by $10.0 million of proceeds from the 2010 Baltic Trading Credit Facility.

Credit Facilities

Refer to the 2010 10-K for a summary and description of our outstanding credit facilities, including the underlying financial and non-financial covenants.

As of June 30, 2011, we believe we are in compliance with all of the financial covenants under our 2007 Credit Facility (with the exception of the collateral maintenance financial covenant, which has been waived as discussed in Note 9 — Long-Term Debt of our condensed consolidated financial statements), the $100 Million Term Loan Facility, the $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At June 30, 2011 and December 31, 2010, we had nine and ten interest rate swap agreements with DnB NOR Bank, respectively, to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $706.2 million and $756.2 million, respectively, and the swaps have specified rates and durations.

Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed consolidated financial statements, which summarizes the interest rate swaps in place as of June 30, 2011 and December 31, 2010.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contract, or commitments to perform in the future a shipping service between ship owners, charterers and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of June 30, 2011.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of June 30, 2011.  The table incorporates our agreement with Metrostar to acquire two remaining Handysize vessels for an aggregate remaining purchase price of $59.9 million.  Additionally, the table incorporates the employment agreement entered into in September 2007 with our Chief Financial Officer, John Wobensmith.  The interest and borrowing fees reflect the 2007 Credit Facility, the 2010 Baltic Trading Credit Facility, as amended, the $100 Million Term Loan Facility, the $253 Million Term Loan Facility and the 2010 Notes utilizing the coupon rate of 5% which were issued on July 27, 2010 and the interest rate swap agreements as discussed above under the section “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements.”  The following table also incorporates the future lease payments associated with the current lease agreement as well at the new lease agreement entered into effective April 4, 2011.  Refer to Note 16 — Commitments and Contingencies for further information regarding the terms of the current and new lease agreements.

	Total	Less than One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Credit Agreements (3)	$1,648,911	$37,458	$399,696	$583,834	$627,923
2010 Notes	125,000	—	—	125,000	—
Remainder of purchase price of vessels (2)	59,850	59,850	—	—	—
Interest and borrowing fees	237,582	38,872	111,686	69,195	17,829
Executive employment agreement	575	237	338	—	—
Office leases	27,713	423	2,999	3,065	21,226
Totals	$2,099,631	$136,840	$514,719	$781,094	$666,978

(1)	Represents the six-month period ending December 31, 2011.
(2)

The timing of this obligation is based on the actual or estimated delivery dates for the anticipated delivery of vessels as provided by the seller of the respective vessels. Upon the delivery of the Genco Mare on July 20, 2011, the remaining aggregate purchase price of $29.9 million was paid to the seller of the vessels.

(3)	On July 15, 2011, $20.0 million was drawn down by GS&T in order to fund the purchase of the Genco Mare, which was delivered on July 20, 2011.

Interest expense has been estimated using the fixed hedge rate for the effective period and notional amount of the debt which is effectively hedged and 0.25% for the portion of the debt that has no designated swap against it, plus the applicable bank margin of 2.00% for the 2007 Credit Facility and 3.00% for the $100 Million Term Loan Facility, $253 Million Term Loan Facility and the amended 2010 Baltic Trading Credit Facility.  We are obligated to pay certain commitment fees in connection with all of our credit facilities, which have been reflected within interest and borrowing fees.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Excluding Baltic Trading’s vessels, our fleet currently consists of nine Capesize drybulk carriers, eight Panamax drybulk carriers, 17 Supramax drybulk carriers, six Handymax drybulk carriers and 12 Handysize drybulk carriers.  Baltic Trading’s fleet currently consists of two Capesize drybulk carriers, four Supramax drybulk carriers and three Handysize drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings. We estimate our drydocking costs and scheduled off-hire days for our fleet through 2012 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2011 (July 1- December 31, 2011)	$5.6	180
2012	$11.9	385

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

During the six months ended June 30, 2011 and 2010, we incurred a total of $1.8 million and $2.6 million of drydocking costs, respectively.

We estimate that nine of our vessels will be drydocked in the remainder of 2011.  An additional 20 of our vessels, including three of Baltic Trading’s vessels, will be drydocked in 2012.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes or updates to the critical accounting policies as disclosed in the 2010 10-K, with the exception of the accounting policies noted below or in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value.  Effective January 1, 2011, we increased the estimated scrap value of the vessels from $175/lwt to $245/lwt prospectively based on the 15-year average scrap value of steel.  This increase in the residual value of the vessels will decrease the annual depreciation charge over the remaining useful life of the vessel.  During the three and six months ended June 30, 2011, the increase in the estimated scrap value resulted in a decrease in depreciation expense of approximately $0.6 million and $1.2 million, respectively.  Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed below under “Impairment of long-lived assets.” Excluding the three Bourbon vessels we resold immediately upon delivery to MEP at our cost, we have sold three of our vessels since our inception and realized a profit in each instance.  However, we did determine to cancel an acquisition of six drybulk newbuildings in November 2008, incurring a $53.8 million loss from the forfeiture of our deposit and related interest.

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $100 Million Term Loan Facility and our $253 Million Term Loan Facility, as well as the 2010 Baltic Trading Credit Facility, at June 30, 2011, and the collateral maintenance covenant under our 2007 Credit Facility was waived at June 30, 2011, as discussed in Note 9 — Long-Term Debt in our condensed consolidated financial statements.  In the chart below, we list each of our vessels that represent the collateral for the aforementioned credit facilities, the year it was built, the year we acquired it, and its carrying value at June 30, 2011.  We have indicated by an asterisk those vessels for which the vessel valuations for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date were lower than their carrying values at June 30, 2011.  For the Genco Ocean and the Genco Bay, the last compliance testing date was February 17, 2011, in accordance with the terms of the $100 Million Term Loan Facility; for the Genco Avra, the valuation was obtained as of the date the vessel was delivered on May 12, 2011; and for all other vessels, the compliance testing date was June 30, 2011, in accordance with the terms of the applicable credit facility.

The amount by which the carrying value at June 30, 2011 of vessels marked with an asterisk exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.1 million to $70.8 million.  The average amount by which the carrying value of the vessels marked with an asterisk exceeded the valuation of such vessels for covenant compliance purposes was $22.6 million.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels, which can be significant.

Vessels	Year Built	Year Acquired	Carrying Value (U.S. Dollars in thousands)
2007 Credit Facility
Genco Reliance	1999	2004	$17,087
Genco Vigour*	1999	2004	23,302
Genco Explorer	1999	2004	16,983
Genco Carrier	1998	2004	17,416
Genco Sugar	1998	2004	15,990
Genco Pioneer	1999	2005	16,864
Genco Progress	1999	2005	17,003
Genco Wisdom	1997	2005	16,515
Genco Success	1997	2005	16,445
Genco Beauty*	1999	2005	23,451
Genco Knight	1999	2005	23,216
Genco Leader	1999	2005	23,198
Genco Marine	1996	2005	15,960
Genco Prosperity	1997	2005	16,705
Genco Muse*	2001	2005	22,870
Genco Acheron	1999	2006	23,028
Genco Surprise	1998	2006	21,937
Genco Augustus*	2007	2007	110,874
Genco Tiberius*	2007	2007	111,058
Genco London*	2007	2007	112,204
Genco Titus*	2007	2007	112,669
Genco Challenger*	2003	2007	35,222
Genco Charger*	2005	2007	38,412
Genco Warrior*	2005	2007	56,284
Genco Predator*	2005	2007	57,791
Genco Hunter*	2007	2007	61,332
Genco Champion*	2006	2008	40,020
Genco Constantine*	2008	2008	118,182
Genco Raptor*	2007	2008	80,945
Genco Cavalier*	2007	2008	66,132
Genco Thunder*	2007	2008	81,025
Genco Hadrian*	2008	2008	115,720
Genco Commodus*	2009	2009	118,136
Genco Maximus*	2009	2009	118,062
Genco Claudius*	2010	2009	119,793
TOTAL			$1,881,831

$ 100 Million Term Loan Facility
Genco Bay*	2010	2010	33,306
Genco Ocean*	2010	2010	33,337
Genco Avra*	2011	2011	34,201
TOTAL			$100,844

$ 253 Million Term Loan Facility
Genco Aquitaine*	2009	2010	35,127
Genco Ardennes*	2009	2010	35,276
Genco Auvergne*	2009	2010	35,233
Genco Bourgogne*	2010	2010	35,188
Genco Brittany*	2010	2010	35,241
Genco Languedoc*	2010	2010	35,424

Genco Loire*	2009	2010	32,135
Genco Lorraine*	2009	2010	31,821
Genco Normandy*	2007	2010	29,498
Genco Picardy*	2005	2010	29,333
Genco Provence*	2004	2010	28,991
Genco Pyrenees*	2010	2010	35,130
Genco Rhone*	2011	2011	36,798
TOTAL			$435,195

2010 Baltic Trading Credit Facility
Baltic Leopard*	2009	2009	33,718
Baltic Panther*	2009	2010	33,796
Baltic Cougar*	2009	2010	33,946
Baltic Jaguar*	2009	2010	33,843
Baltic Bear*	2010	2010	70,512
Baltic Wolf*	2010	2010	70,159
Baltic Wind*	2009	2010	32,350
Baltic Cove*	2010	2010	32,637
Baltic Breeze*	2010	2010	33,202
TOTAL			$374,163

Consolidated Total			$2,792,033

*                 Please see paragraphs preceding the table.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  We held nine and ten interest rate swap agreements with DnB NOR Bank at June 30, 2011 and December 31, 2010, respectively, to manage future interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $706.2 million and $756.2 million, respectively, and the swaps have specified rates and durations.  Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed consolidated financial statements which summarizes the interest rate swaps in place as of June 30, 2011 and December 31, 2010.

The swap agreements with effective dates prior to June 30, 2011 synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of the swap plus the applicable margin of 2.00% as discussed as discussed in the “2007 Credit Facility” section of Note 9 — Long-Term Debt of our condensed consolidated financial statements.

The total liability associated with the swaps at June 30, 2011 is $35.4 million, of which $9.8 million is current, and $43.3 million at December 31, 2010, of which $4.4 million is current, and is presented as the fair value of derivatives on the balance sheet.  As of June 30, 2011 and December 31, 2010, the Company has accumulated other comprehensive (deficit) income (“AOCI”) of ($35.2) million and ($43.2) million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in a minimal amount of other (expense) income during the three and six months ended June 30, 2011 and 2010.  At June 30, 2011, ($21.5) million of AOCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  For the six months ended June 30, 2011 and 2010, we paid LIBOR plus 2.00% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for such swap’s effective period.  During the six months ended June 30, 2011, we also paid LIBOR plus 3.00% on the outstanding debt under the $100 Million Term Loan Facility, the $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility.  There was no interest expense incurred on outstanding debt related to the $100 Million Term Loan Facility and the $253 Million Term Loan Facility as these credit facilities were not entered into until the third quarter of

2010.  A 1% increase in LIBOR would result in an increase of $4.6 million in interest expense for the six months ended June 30, 2011, considering the increase would be only on the unhedged portion of the debt.

Derivative financial instruments

As of June 30, 2011 and December 31, 2010, we held nine and ten interest rate swap agreements, respectively, with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $706.2 million and $756.2 million, respectively, and the swaps have specified rates and durations.  Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed consolidated financial statements, which summarizes the interest rate swaps in place as of June 30, 2011 and December 31, 2010.

The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  The interest rate differential pertaining to the interest rate swaps for the three months ended June 30, 2011 and 2010 was $7.3 million and $7.6 million, respectively.  The interest rate differential pertaining to the interest rate swaps for the six months ended June 30, 2011 and 2010 was $14.6 million and $15.2 million, respectively.  The Company is currently utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of AOCI.  The ineffective portion is recognized as other (expense) income, which is a component of other (expense) income.  If for any period of time we did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation would be recognized as other (expense) income.

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

Investments

We hold an investment in Jinhui of $42.5 million, which is classified as available for sale under Accounting Standards Codification 320-10, Investments — Debt and Equity Securities (“ASC 320-10”).  The investment is classified as a noncurrent asset based on our intent to hold the investment at each reporting date.  The investments that are classified as available for sale are subject to risk of changes in market value, which if determined to be impaired (other than temporarily impaired), could result in realized impairment losses.  The Company reviews the carrying value of such investments on a quarterly basis to determine if any valuation adjustments are appropriate under ASC 320-10.  We will continue to evaluate the investment on a quarterly basis to determine the likelihood of any further significant adverse effects on the fair value.  For the three and six months ended June 30, 2011, we have not deemed our investment to be impaired.  In the event we determine that the Jinhui investment is subject to any impairment, the amount of the impairment would be reclassified from AOCI and recorded as a loss in the Condensed Consolidated Statement of Operations for the amount of the impairment.

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

From time to time the Company may be subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material effect on the Company, its financial condition, results of operations or cash flows.

ITEM 6.  EXHIBITS

Exhibit	Document

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005.(2)

3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006.(3)

3.4	Certificate of Designations of Series A Preferred Stock.(4)

3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of March 24, 2010.(5)

4.1	Indenture, dated July 27, 2010, between Genco Shipping & Trading Limited and The Bank of New York Mellon.(6)

4.2	Supplemental Indenture, dated July 27, 2010, between Genco Shipping & Trading Limited and The Bank of New York Mellon.(6)

10.1	Form of Director Restricted Stock Grant Agreement dated as of May 12, 2011.*

31.1	Certification of President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (Unaudited), (iii) Condensed Consolidated Statements of Equity for the six months ended June 30, 2011 and 2010 (Unaudited), (iv) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010 (Unaudited), (v) Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2011 and 2010 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements for the three and six months ended June 30, 2011 and 2010 (Unaudited).**

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

GENCO SHIPPING & TRADING LIMITED

DATE: July 26, 2011	By:	/s/ Robert Gerald Buchanan
Robert Gerald Buchanan
President
(Principal Executive Officer)

DATE: July 26, 2011	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005.(2)

3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006.(3)

3.4	Certificate of Designations of Series A Preferred Stock.(4)

3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of March 24, 2010.(5)

4.1	Indenture, dated July 27, 2010, between Genco Shipping & Trading Limited and The Bank of New York Mellon.(6)

4.2	Supplemental Indenture, dated July 27, 2010, between Genco Shipping & Trading Limited and The Bank of New York Mellon.(6)

10.1	Form of Director Restricted Stock Grant Agreement dated as of May 12, 2011.*

31.1	Certification of President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (Unaudited), (iii) Condensed Consolidated Statements of Equity for the six months ended June 30, 2011 and 2010 (Unaudited), (iv) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010 (Unaudited), (v) Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2011 and 2010 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements for the three and six months ended June 30, 2011 and 2010 (Unaudited).**

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