Form 10-Q
period 2011-09-30
GENCO SHIPPING & TRADING LTD
filed 2011-11-09
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2011: Common stock, $0.01 per share — 35,965,098 shares.

Genco Shipping & Trading Limited

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$291,785	$270,877
Due from charterers, net of a reserve of $940 and $592, respectively	11,069	8,794
Prepaid expenses and other current assets	16,080	14,010
Total current assets	318,934	293,681

Noncurrent assets:
Vessels, net of accumulated depreciation of $431,244 and $334,502, respectively	2,793,444	2,783,810
Deposits on vessels	3,446	13,718
Deferred drydock, net of accumulated amortization of $9,368 and $9,044, respectively	6,868	8,538
Other assets, net of accumulated amortization of $6,930 and $4,561, respectively	14,693	16,937
Fixed assets, net of accumulated depreciation and amortization of $2,287 and $2,041, respectively	3,875	2,310
Other noncurrent assets	514	—
Restricted cash	9,750	9,000
Investments	27,849	54,714
Total noncurrent assets	2,860,439	2,889,027

Total assets	$3,179,373	$3,182,708
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$27,449	$31,790
Current portion of long-term debt	147,844	71,841
Deferred revenue	5,007	9,974
Fair value of derivative instruments	5,475	4,417
Total current liabilities	185,775	118,022
Noncurrent liabilities:
Deferred revenue	—	392
Deferred rent credit	1,610	657
Time charters acquired	1,137	2,197
Fair value of derivative instruments	27,452	38,880
Convertible senior note payable	105,308	102,309
Long-term debt	1,502,011	1,572,098
Total noncurrent liabilities	1,637,518	1,716,533

Total liabilities	1,823,293	1,834,555

Commitments and contingencies

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 35,965,098 and 35,951,198 shares at September 30, 2011 and December 31, 2010, respectively	359	359
Additional paid-in capital	808,258	803,778
Accumulated other comprehensive loss	(21,743)	(5,210)
Retained earnings	359,057	334,022
Total Genco Shipping & Trading Limited shareholders’ equity	1,145,931	1,132,949
Noncontrolling interest	210,149	215,204
Total equity	1,356,080	1,348,153

Total liabilities and equity	$3,179,373	$3,182,708

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Voyage revenues	$93,484	$117,558	$292,614	$317,576
Service revenues	828	462	2,457	462

Total revenues	94,312	118,020	295,071	318,038

Operating expenses:
Voyage expenses	1,702	1,447	2,595	3,202
Vessel operating expenses	26,133	21,425	76,394	52,472
General, administrative, and management fees	8,759	7,316	25,908	20,276
Depreciation and amortization	34,378	29,998	101,484	81,091
Other operating income	—	—	—	(206)

Total operating expenses	70,972	60,186	206,381	156,835

Operating income	23,340	57,834	88,690	161,203

Other (expense) income:
Other income (expense)	31	(79)	(80)	(54)
Interest income	167	189	503	513
Interest expense	(21,793)	(19,372)	(64,654)	(50,613)

Other expense	(21,595)	(19,262)	(64,231)	(50,154)

Income before income taxes	1,745	38,572	24,459	111,049
Income tax expense	(328)	(467)	(1,041)	(1,186)

Net income	1,417	38,105	23,418	109,863
Less: Net (loss) income attributable to noncontrolling interest	(145)	1,878	(1,662)	3,428
Net income attributable to Genco Shipping & Trading Limited	$1,562	$36,227	$25,080	$106,435

Earnings per share-basic	$0.04	$1.07	$0.71	$3.30
Earnings per share-diluted	$0.04	$0.99	$0.71	$3.19
Weighted average common shares outstanding-basic	35,157,110	33,998,923	35,149,912	32,279,671
Weighted average common shares outstanding-diluted	35,212,840	38,718,886	35,212,041	33,965,335
Dividends declared per share	$—	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Nine Months Ended September 30, 2011 and 2010

(U.S. Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2011	$359	$803,778	$(5,210)	$334,022	$1,132,949	$215,204	$1,348,153

Net income (loss)				25,080	25,080	(1,662)	23,418

Change in unrealized gain on investments			(26,866)		(26,866)	—	(26,866)

Unrealized gain on cash flow hedges, net			10,333		10,333	—	10,333

Issuance of 15,000 shares of nonvested stock, less forfeitures of 1,100 shares	—	—			—	—	—

Nonvested stock amortization		4,443			4,443	2,174	6,617

Cash dividends paid by Baltic Trading Limited				(45)	(45)	(5,530)	(5,575)

Vesting of restricted shares issued by Baltic Trading Limited		37			37	(37)	—

Balance —September 30, 2011	$359	$808,258	$(21,743)	$359,057	$1,145,931	$210,149	$1,356,080

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2010	$318	$722,198	$13,589	$192,820	$928,925	$—	$928,925

Net income				106,435	106,435	3,428	109,863

Change in unrealized gain on investments			(8,527)		(8,527)	—	(8,527)

Unrealized loss on cash flow hedges, net			(12,374)		(12,374)	—	(12,374)

Issuance of 90,000 shares of nonvested stock	1	(1)			—	—	—

Issuance of 3,593,750 shares of common stock	36	54,846			54,882	—	54,882

Issuance of Convertible Senior Notes		23,409			23,409	—	23,409

Nonvested stock amortization		3,331			3,331	1,986	5,317

Cash dividends paid by Baltic Trading Limited				(21)	(21)	(2,665)	(2,686)

Issuance of common stock of Baltic Trading Limited		(1,054)			(1,054)	211,449	210,395

Balance — September 30, 2010	$355	$802,729	$(7,312)	$299,234	$1,095,006	$214,198	$1,309,204

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2011 and 2010

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$1,417	$38,105	$23,418	$109,863
Change in unrealized gain on investments	(14,602)	10,374	(26,866)	(8,527)
Unrealized gain (loss) on cash flow hedges, net	2,417	(3,585)	10,333	(12,374)
Comprehensive (loss) income	(10,768)	44,894	6,885	88,962
Less: Comprehensive (loss) income attributable to noncontrolling interest	(145)	1,878	(1,662)	3,428
Comprehensive (loss) income attributable to Genco Shipping & Trading Limited	$(10,623)	$43,016	$8,547	$85,534

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010

(U.S. Dollars in Thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$23,418	$109,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,484	81,091
Amortization of deferred financing costs	2,368	1,191
Amortization of time charters acquired	(1,432)	(3,893)
Amortization of discount on Convertible Senior Notes	2,999	671
Unrealized gain on derivative instruments	(38)	(41)
Amortization of nonvested stock compensation expense	6,617	5,317
Change in assets and liabilities:
Increase in due from charterers	(2,275)	(3,478)
Increase in prepaid expenses and other current assets	(2,073)	(4,980)
Increase in other noncurrent assets	(514)	—
(Decrease) increase in accounts payable and accrued expenses	(2,143)	7,742
Decrease in deferred revenue	(5,359)	(518)
Increase (decrease) in deferred rent credit	953	(17)
Deferred drydock costs incurred	(2,669)	(3,220)

Net cash provided by operating activities	121,336	189,728
Cash flows from investing activities:
Purchase of vessels	(98,860)	(789,535)
Deposits on vessels	(87)	(31,492)
Deposits on vessels to be sold	—	(6,930)
Proceeds from sale of vessel	—	36,562
Purchase of other fixed assets	(692)	(353)
Changes in deposits of restricted cash	(750)	(3,500)

Net cash used in investing activities	(100,389)	(795,248)
Cash flows from financing activities:
Repayments on the 2007 Credit Facility	(37,500)	(37,500)
Proceeds from the $100 Million Term Loan Facility	40,000	40,000
Repayments on the $100 Million Term Loan Facility	(3,243)	(351)
Proceeds from the $253 Million Term Loan Facility	21,500	231,500
Repayments on the $253 Million Term Loan Facility	(14,841)	—
Proceeds from the Baltic Trading 2010 Credit Facility	—	69,825
Proceeds from issuance of common stock	—	55,200
Payment of common stock issuance costs	—	(91)
Proceeds from issuance of Convertible Senior Notes	—	125,000
Payment of Convertible Senior Notes issuance costs	(51)	(771)
Proceeds from issuance of common stock by subsidiary	—	214,508
Payments of subsidiary common stock issuance costs	—	(3,722)
Payment of dividend by subsidiary	(5,576)	(2,686)
Payment of deferred financing costs	(328)	(8,792)

Net cash (used in) provided by financing activities	(39)	682,120

Net increase in cash and cash equivalents	20,908	76,600

Cash and cash equivalents at beginning of period	270,877	188,267
Cash and cash equivalents at end of period	$291,785	$264,867

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”), its wholly owned subsidiaries, and its subsidiary, Baltic Trading Limited (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands and as of September 30, 2011 is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco Management (USA) Limited; and the ship-owning subsidiaries as set forth below.

Below is the list of GS&T’s wholly owned ship-owning subsidiaries as of September 30, 2011:

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

Baltic Trading Limited (“Baltic Trading”) was a wholly-owned indirect subsidiary of GS&T until Baltic Trading completed its initial public offering, or IPO, on March 15, 2010.  As of September 30, 2011, GS&T’s wholly-owned subsidiary Genco Investments LLC owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represented a 25.22% ownership interest in Baltic Trading and 83.50% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Additionally, pursuant to the subscription agreement between Genco Investments LLC and Baltic Trading, for so long as GS&T directly or indirectly holds at least 10% of the aggregate number of outstanding shares of Baltic Trading’s common stock and Class B stock, Genco Investments LLC will be entitled to receive an additional number of shares of Baltic Trading’s Class B stock equal to 2% of the number of common shares issued in the future, other than shares issued under Baltic Trading’s 2010 Equity Incentive Plan.

Below is the list of Baltic Trading’s wholly owned ship-owning subsidiaries as of September 30, 2011:

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

The Company provides technical services for drybulk vessels purchased by Maritime Equity Partners LLC (“MEP”), which is managed by a company owned by Peter C. Georgiopoulos, Chairman of the Board of Directors of GS&T.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  MEP has the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee upon a change in control of the Company.  The Company may terminate provision of the services at any time on 60 days’ notice.  Peter C. Georgiopoulos, the Company’s Chairman of the Board, is a minority investor in MEP, and affiliates of Oaktree Capital Management, L.P., of which Stephen A. Kaplan, a director of the Company, is a principal, are majority investors in MEP.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which include the accounts of GS&T, its wholly owned subsidiaries and Baltic Trading, a subsidiary in which the Company owns a majority of the voting interests and exercises control.  All intercompany accounts and transactions have been eliminated in consolidation.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”).  The results of operations for the periods ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

Vessels, net

Depreciation expense is calculated based on cost less the estimated residual scrap value.  The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment.  Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense.  Expenditures for routine maintenance and repairs are expensed as incurred.  Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt).  Effective January 1, 2011, the Company increased the estimated scrap value of the vessels from $175/lwt to $245/lwt prospectively based on the 15-year average scrap value of steel.  The change in the estimated scrap value will result in a decrease in depreciation expense over the remaining life of the vessel assets.  During the three and nine months ended September 30, 2011, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $625 and $1,854, respectively.  The decrease in depreciation expense resulted in a $0.01 increase of the basic and diluted earnings per share during the three months ended September 30, 2011.  The decrease in depreciation expense resulted in a $0.05 increase of the basic and diluted earnings per share during the nine months ended September 30, 2011.

Noncontrolling interest

Net loss (income) attributable to noncontrolling interest during the three and nine months ended September 30, 2011 and 2010 reflects the noncontrolling interest’s share of the net loss (income) of Baltic Trading, a subsidiary of the Company, which owns and employs drybulk vessels in the spot market or on spot market-related time charters.  The spot market represents immediate chartering of a vessel, usually for single voyages.  At September 30, 2011, the noncontrolling interest held a 74.78% economic interest in Baltic Trading while only holding 16.50% of voting power.

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

Total revenue earned for these services during the three months ended September 30, 2011 and 2010 was $1,588 and $1,683, respectively, of which $760 and $1,221, respectively, eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $668 associated with these activities for the three months ended September 30, 2011.  This resulted in estimated tax expense of $319 for the three months ended September 30, 2011.  After allocation of certain expenses, there was taxable income of $972 associated with these activities for the three months ended September30, 2010.  This resulted in income tax expense of $438 for the three months ended September 30, 2010.

Total revenue earned for these services during the nine months ended September 30, 2011 and 2010 was $4,689 and $4,119, respectively, of which $2,232 and $3,650, respectively, eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $2,113 associated with these activities for the nine months ended September 30, 2011.  This resulted in estimated tax expense of $1,010 for the nine months ended September 30, 2011.  After allocation of certain expenses, there was taxable income of $2,570 associated with these activities for the nine months ended September 30, 2010.  This resulted in income tax expense of $1,157 for the nine months ended September 30, 2010.

Baltic Trading is subject to income tax on its United States source income.  During the three months ended September 30, 2011 and 2010, Baltic Trading had United States operations which resulted in United States source income of $452 and $1,439, respectively.  Baltic Trading’s United States income tax expense for the three months ended September 30, 2011 and 2010 was $9 and $29, respectively.

During the nine months ended September 30, 2011 and 2010, Baltic Trading had United States operations which resulted in United States source income of $2,909 and $1,439, respectively.  Baltic Trading’s United States income tax expense for the nine months ended September 30, 2011 and 2010 was $31 and $29, respectively.

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

The following table presents a reconciliation of total voyage revenue from external (third party) customers for the Company’s two operating segments to total consolidated voyage revenue from external customers for the Company for the three and nine months ended September 30, 2011 and 2010.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Voyage Revenue from External Customers
GS&T	$82,586	$107,151	$262,259	$300,179
Baltic Trading	10,898	10,407	30,355	17,397
Total operating segments	93,484	117,558	292,614	317,576
Eliminating revenue	—	—	—	—
Total consolidated voyage revenue from external customers	$93,484	$117,558	$292,614	$317,576

The following table presents a reconciliation of total intersegment revenue, which eliminates upon consolidation, for the Company’s two operating segments for the three and nine months ended September 30, 2011 and 2010. The intersegment revenue noted in the following table represents revenue earned by GS&T pursuant to the management agreement entered into with Baltic Trading, which includes commercial service fees, technical service fees and sale and purchase fees, if any.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Intersegment revenue
GS&T	$760	$1,221	$2,232	$3,650
Baltic Trading	—	—	—	—
Total operating segments	760	1,221	2,232	3,650
Eliminating revenue	(760)	(1,221)	(2,232)	(3,650)
Total consolidated intersegment revenue	$—	$—	$—	$—

The following table presents a reconciliation of total net income for the Company’s two operating segments to total consolidated net income for the three and nine months ended September 30, 2011 and 2010. The eliminating net income noted in the following table consists of the elimination of intercompany transactions between GS&T and Baltic Trading as well as dividends received by GS&T from Baltic Trading for its Class B shares of Baltic Trading.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net income (loss)
GS&T	$2,144	$37,122	$27,422	$108,904
Baltic Trading	(195)	2,535	(2,241)	4,627
Total operating segments	1,949	39,657	25,181	113,531
Eliminating net income	(532)	(1,552)	(1,763)	(3,668)
Total consolidated net income	$1,417	$38,105	$23,418	$109,863

The following table presents a reconciliation of total assets for the Company’s two operating segments to total consolidated net assets as of September 30, 2011 and December 31, 2010.  The eliminating assets noted in the following table consist of the elimination of intercompany transactions resulting from the capitalization of fees paid to GS&T by Baltic Trading as vessel assets, including related accumulated depreciation, as well as the outstanding receivable balance due to GS&T from Baltic Trading as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
Total assets
GS&T	$2,797,874	$2,792,056
Baltic Trading	385,416	396,154
Total operating segments	3,183,290	3,188,210
Eliminating assets	(3,917)	(5,502)
Total consolidated assets	$3,179,373	$3,182,708

4 - CASH FLOW INFORMATION

As of September 30, 2011 and December 31, 2010, the Company had nine and ten interest rate swaps, respectively, which are described and discussed in Note 11 — Interest Rate Swap Agreements. The fair value of all nine of the swaps is in a liability position of $32,927, $5,475 of which was classified within current liabilities, as of September 30, 2011.  At December 31, 2010, the ten swaps were in a liability position of $43,297, $4,417 of which was classified within current liabilities.

For the nine months ended September 30, 2011, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $804 for the purchase of vessels, $26 associated with deposits on vessels and $1,305 for the purchase of other fixed assets.  Additionally, for the nine months ended September 30, 2011, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in prepaid expenses and other current assets as of September 30, 2011 consisting of $15 interest receivable associated with deposits on vessels.

For the nine months ended September 30, 2010, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $5,526 for the purchase of vessels, $121 associated with deposits on vessels and $29 for the purchase of other fixed assets.  Additionally, for the nine months ended September 30, 2010, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $1,087 associated with deferred financing fees, $35 associated with common stock issuance costs related to the initial public offering of Baltic Trading and $322 associated with the issuance costs related to the concurrent stock offering and issuance of Convertible Senior Notes completed on July 27, 2010.  Also, for the nine months ended September 30, 2010, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in prepaid expenses and other current assets as of September 30, 2010 consisting of $37 interest receivable associated with deposits on vessels and ($27) associated with the purchase of vessels.

For the nine months ended September 30, 2011, the Company made a reclassification of $10,354 from deposits on vessels to vessels, net of accumulated depreciation, due to the completion of the purchase of the Genco Rhone, Genco Avra and Genco Mare.

During the nine months ended September 30, 2011 and 2010, cash paid for interest, net of amounts capitalized and including bond coupon interest paid, was $61,642 and $45,639, respectively.

During the nine months ended September 30, 2011 and 2010, cash paid for estimated income taxes was $1,010 and $1,110, respectively.

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

On May 12, 2011 and July 20, 2011, GS&T took delivery of the Genco Avra and Genco Mare, respectively.  These vessels are both 35,000 dwt Handysize newbuildings which were purchased from companies within the Metrostar group of companies pursuant to the agreement dated June 3, 2010 to acquire five Handysize vessels.  Genco Avra and Genco Mare are the third and fourth of five vessels delivered pursuant to the aforementioned agreement.  GS&T utilized available cash of $19.9 million, as well as $40.0 million under its $100 million term loan facility, to pay the remaining balance of $59.9 million.

Refer to Note 1 — General Information for a listing including the remaining vessel for which GS&T has entered into an agreement to purchase.

The Genco Avra, the Handysize vessel acquired from Metrostar during the second quarter of 2011, had an existing below market time charter at the time of acquisition.  GS&T recorded a liability for time charter acquired of $372 during the second quarter of 2011.  Below market time charters, including those acquired during previous periods, were amortized as an increase to voyage revenue in the amount of $463 and $1,457 for the three months ended September 30, 2011 and 2010, respectively, and $1,432 and $3,893 for the nine months ended September 30, 2011 and 2010, respectively.

Capitalized interest expense associated with newbuilding contracts for the three months ended September 30, 2011 and 2010 was $33 and $204, respectively.  Capitalized interest expense associated with newbuilding contracts for the nine months ended September 30, 2011 and 2010 was $165 and $349, respectively.

6 - INVESTMENTS

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as Available For Sale (“AFS”) and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive loss (“AOCI”).  At September 30, 2011 and December 31, 2010, the Company held 16,335,100 shares of Jinhui capital stock which is recorded at its fair value of $27,849 and $54,714, respectively, based on the closing price on September 30, 2011 and December 30, 2010.

The Company reviews the investment in Jinhui for other than temporary impairment on a quarterly basis.  There were no impairment charges recognized for the three and nine months ended September 30, 2011 and 2010.

The unrealized gain on the Jinhui capital stock remains a component of AOCI, since this investment is designated as an AFS security.

Refer to Note 12 — Accumulated Other Comprehensive Loss for a breakdown of the components of AOCI.

7 - EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted-average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the vesting of nonvested stock awards (refer to Note 18 — Nonvested Stock Awards), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 807,987 nonvested shares outstanding at September 30, 2011 (refer to Note 18 — Nonvested Stock Awards), 649,738 shares are anti-dilutive.  The Company’s diluted earnings per share will also reflect the assumed conversion under the Company’s convertible debt if the impact is dilutive under the “if converted” method. The impact of the shares convertible under the Company’s convertible notes is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	35,157,110	33,998,923	35,149,912	32,279,671

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	35,157,110	33,998,923	35,149,912	32,279,671

Dilutive effect of convertible notes	—	4,575,200	—	1,541,826

Dilutive effect of restricted stock awards	55,730	144,763	62,129	143,838

Weighted-average common shares outstanding, diluted	35,212,840	38,718,886	35,212,041	33,965,335

The following table sets forth a reconciliation of the net income attributable to GS&T and the net income attributable to GS&T for diluted earnings per share under the “if-converted” method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income attributable to GS&T	$1,562	$36,227	$25,080	$106,435

Interest expense related to convertible notes, if dilutive	—	1,945	—	1,945

Net income attributable to GS&T for the computation of diluted earnings per share	$1,562	$38,172	$25,080	$108,380

8 - RELATED PARTY TRANSACTIONS

The following represent the only related party transactions disclosed in these condensed consolidated financial statements:

The Company makes available employees performing internal audit services to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.   For the nine months ended September 30, 2011 and 2010, the Company invoiced $136 and $106, respectively, to GMC, which includes time associated with such internal audit services.  Additionally, during the nine months ended September 30, 2011 and 2010, the Company incurred travel and other expenditures totaling $168 and $170, respectively, reimbursable to GMC or its service provider.   At September 30, 2011 the amount due to the Company from GMC was $15 and at December 31, 2010, the amount due to GMC from the Company was $74.

During the nine months ended September 30, 2011 and 2010, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $38 and $326, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At September 30, 2011 and December 31, 2010, $13 and $234, respectively, were outstanding to Constantine Georgiopoulos.

During the nine months ended September 30, 2011 and 2010, the Company utilized the services of North Star Maritime, Inc. (“NSM”) which is owned and operated by one of GS&T’s directors, Rear Admiral Robert C. North, USCG (ret.).  NSM, a marine industry consulting firm, specializes in international and domestic maritime safety, security and environmental protection issues.  NSM billed $2 and $8 for services rendered during the nine months ended September 30, 2011 and 2010.  There are no amounts due to NSM at September 30, 2011 and December 31, 2010.

During 2009 and 2010, GS&T and Baltic Trading, respectively, entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in their fleets.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is Chairman of the Board of Aegean.  During the nine months ended September 30, 2011 and 2010, the Company incurred costs for lubricating oils supplied by Aegean to the Company’s vessels aggregating $1,342 and $852, respectively.  At September 30, 2011 and December 31, 2010, $365 and $302 remained outstanding, respectively.

During the nine months ended September 30, 2011 and 2010, the Company invoiced MEP for technical services provided and expenses paid on MEP’s behalf aggregating $2,514 and $37,354, respectively.  The expenses incurred during the nine months ended September 30, 2010 included the purchase of a Bourbon vessel on MEP’s behalf.  MEP is managed by a company owned by Peter C. Georgiopoulos, Chairman of the Board.  At September 30, 2011 and December 31, 2010, $18 and $57, respectively, was due to the Company from MEP.  Total service revenue earned by the Company for technical service provided to MEP for the nine months ended September 30, 2011 and 2010 was $2,457 and $462, respectively.

9 - LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2011	December 31, 2010

2007 Credit Facility	$1,239,500	$1,277,000
$100 Million Term Loan Facility	75,637	38,880
$253 Million Term Loan Facility	233,468	226,809
2010 Baltic Trading Credit Facility	101,250	101,250
Less: Current portion	(147,844)	(71,841)

Long-term debt	$1,502,011	$1,572,098

2007 Credit Facility

On July 20, 2007, the Company entered into a credit facility with DnB Nor Bank ASA (as amended, the “2007 Credit Facility”). The maximum amount that may be borrowed under the 2007 Credit Facility at September 30, 2011 is $1,239,500.  As of September 30, 2011, the Company has utilized its maximum borrowing capacity under the 2007 Credit Facility.

The collateral maintenance financial covenant is currently waived and the Company’s cash dividends and share repurchases have been suspended until this covenant can be satisfied.  The total amount of the 2007 Credit Facility is subject to quarterly reductions of $12,500 which began on March 31, 2009 through March 31, 2012 and is subject to quarterly reductions of $48,195 beginning June 30, 2012 and thereafter until the maturity date, July 20, 2017.  A final payment of $250,600 will be due on the maturity date.

The significant covenants in the 2007 Credit Facility have been disclosed in the 2010 10-K.  As of September 30, 2011, the Company believes it is in compliance with all of the financial covenants under its 2007 Credit Facility with the exception of the collateral maintenance financial covenant, which has been waived as discussed above.

At September 30, 2011, there were no letters of credit issued under the 2007 Credit Facility.

$100 Million Term Loan Facility

On August 12, 2010, the Company entered into the $100,000 secured term loan facility (“$100 Million Term Loan Facility”). As of September 30, 2011, four drawdowns of $20,000 each had been made for the deliveries of the Genco Ocean, Genco Bay, Genco Avra and Genco Mare.  These drawdowns were made on August 17, 2010, August 23, 2010, May 9, 2011 and July 15, 2011, respectively.  During the nine months ended September 30, 2011, total required repayments of $3,243 were made.  As of September 30, 2011, total availability under the $100 Million Term Loan Facility was $20,000. The Company has used the $100 Million Term Loan Facility to fund or refund the Company a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies (Refer to Note 5 — Vessel Acquisitions and Dispositions and Note 21 — Subsequent Events).

The Company believes it is in compliance with all of the financial covenants under the $100 Million Term Loan Facility as of September 30, 2011.

$253 Million Term Loan Facility

On August 20, 2010, the Company entered into the $253,000 senior secured term loan facility (“$253 Million Term Loan Facility”).  As of September 30, 2011, total drawdowns of $253,000 have been made under the $253 Million Term Loan Facility to fund or refund to the Company a portion of the purchase price of the 13 Bourbon vessels delivered during the third quarter of 2010 and first quarter of 2011.  During the nine months ended September 30, 2011, total required repayments of $14,841 were made.  As of September 30, 2011, there was no availability under the $253 Million Term Loan Facility.

The Company believes it is in compliance with all of the financial covenants under the $253 Million Term Loan Facility as of September 30, 2011.

The Company believes that given the current prolonged weakness in drybulk shipping rates, the Company likely will not meet the maximum leverage ratio covenant at some point by the end of the first quarter of 2012, The maximum leverage ratio is defined in its 2007 Credit Facility, $100 Million Term Loan Facility and $253 Million Term Loan Facility.  The Company is in discussion with its lenders to seek waivers or modifications to the aforementioned credit facilities.

2010 Baltic Trading Credit Facility

On April 16, 2010, Baltic Trading entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (as amended, the “2010 Baltic Trading Credit Facility”).  An amendment to the 2010 Baltic Trading Credit Facility was entered into by Baltic Trading effective November 30, 2010.  Among other things, this amendment increased the commitment amount of the 2010 Baltic Trading Credit Facility from $100,000 to $150,000.  As of September 30, 2011, total available working capital borrowings were $23,500 as $1,500 was drawn down during 2010 for working capital purposes.  As of September 30, 2011, $43,750 remained available under the 2010 Credit Facility as the total commitment under this facility decreased by $5,000 from $150,000 to $145,000 on May 31, 2011.

As of September 30, 2011, the Company believes Baltic Trading is in compliance with all of the financial covenants under the 2010 Baltic Trading Credit Facility.

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

	Three months ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Effective Interest Rate	4.36%	4.70%	4.41%	4.70%
Range of Interest Rates (excluding impact of swaps and unused commitment fees)	2.25% to 3.33%	2.31% to 3.60%	2.19% to 3.33%	2.25% to 3.60%

10 — CONVERTIBLE SENIOR NOTES

The Company issued $125,000 of 5.0% Convertible Senior Notes on July 27, 2010 (the “2010 Notes”).  The Indenture includes customary agreements and covenants by the Company, including with respect to events of default.

The following tables provide additional information about the Company’s 2010 Notes:

	September 30, 2011	December 31, 2010
Carrying amount of the equity component (additional paid-in capital)	$24,375	$24,375
Principal amount of the 2010 Notes	125,000	125,000
Unamortized discount of the liability component	19,692	22,691
Net carrying amount of the liability component	105,308	102,309

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Effective interest rate on liability component	9.96%	9.94%	9.89%	9.94%
Cash interest expense recognized	$1,584	$1,146	$4,677	$1,146
Non-cash interest expense recognized	1,046	671	2,999	671
Non-cash deferred financing amortization costs included in interest expense	181	127	538	127

The remaining period over which the unamortized discount will be recognized is 3.9 years. As of September 30, 2011, the if-converted value of the 2010 Notes does not exceed their principal amount.

The 2010 Notes have been classified as a noncurrent liability on the consolidated balance sheet as of September 30, 2011 because the Company can settle the principal amount of the notes with shares, cash, or a combination thereof at its discretion.

11 - INTEREST RATE SWAP AGREEMENTS

As of September 30, 2011 and December 31, 2010, the Company had nine and ten interest rate swap agreements outstanding, respectively, with DnB NOR Bank ASA to manage interest costs and the risk associated with changing interest rates related to the Company’s 2007 Credit Facility. The total notional principal amount of the swaps at September 30, 2011 and December 31, 2010 was $706,233 and $756,233, respectively, and the swaps have specified rates and durations.

The following table summarizes the interest rate swaps designated as cash flow hedges that were in place as of September 30, 2011 and December 31, 2010:

				September 30, 2011	December 31, 2010
Interest Rate Swap Detail				Notional	Notional
Trade	Fixed	Start Date	End date	Amount	Amount
Date	Rate	of Swap	of Swap	Outstanding	Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
7/31/07	5.115%	11/30/07	11/30/11	100,000	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000	100,000
1/22/08	2.89%	2/1/08	2/1/11	—	50,000
1/9/09	2.05%	1/22/09	1/22/14	100,000	100,000
2/11/09	2.45%	2/23/09	2/23/14	50,000	50,000

				$706,233	$756,233

The following table summarizes the derivative asset and liability balances at September 30, 2011 and December 31, 2010:

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	September 30, 2011	December 31, 2010	Sheet Location	September 30, 2011	December 31, 2010
Derivatives designated as hedging instruments
Interest rate contracts	Fair value of derivative instruments (Current Assets)	$—	$—	Fair value of derivative instruments (Current Liabilities)	$5,475	$4,417
Interest rate contracts	Fair value of derivative instruments (Noncurrent Assets)	—	—	Fair value of derivative instruments (Noncurrent Liabilities)	27,452	38,880

Total derivatives designated as hedging instruments		—	—		32,927	43,297

Total Derivatives		$—	$—		$32,927	$43,297

The following tables present the impact of derivative instruments and their location within the Condensed Consolidated Statement of Operations:

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three Month Period Ended September 30, 2011

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2011	Portion)	2011	Portion)	2011
Interest rate contracts	$(5,021)	Interest Expense	$(7,438)	Other Income (Expense)	$18

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three Month Period Ended September 30, 2010

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2010	Portion)	2010	Portion)	2010
Interest rate contracts	$(10,919)	Interest Expense	$(7,334)	Other Income (Expense)	$8

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Nine Month Period Ended September 30, 2011

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2011	Portion)	2011	Portion)	2011
Interest rate contracts	$(11,705)	Interest Expense	$(22,038)	Other Income (Expense)	$38

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Nine Month Period Ended September 30, 2010

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2010	Portion)	2010	Portion)	2010
Interest rate contracts	$(34,912)	Interest Expense	$(22,538)	Other Income (Expense)	$41

At September 30, 2011, ($16,750) of AOCI is expected to be reclassified into interest expense over the next 12 months associated with interest rate derivatives.

The Company is required to provide collateral in the form of vessel assets to support the interest rate swap agreements, excluding vessel assets of Baltic Trading.  At September 30, 2011, the Company’s 35 vessels mortgaged under the 2007 Credit Facility served as collateral in the aggregate amount of $100,000.

12 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of AOCI included in the accompanying condensed consolidated balance sheets consist of net unrealized gain (loss) on cash flow hedges and net unrealized gain (loss) from investments in Jinhui stock as of September 30, 2011 and December 31, 2010.

	AOCI	Net Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Investments
AOCI — December 31, 2010	$(5,210)	$(43,152)	$37,942
Change in unrealized gain on investments	(26,866)		(26,866)
Unrealized gain on cash flow hedges	10,333	10,333
AOCI — September 30, 2011	$(21,743)	$(32,819)	$11,076

13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 are noted below.  All carrying values either equal or approximate the instrument’s fair values with the exception of the 2010 Notes.

	September 30, 2011	December 31, 2010
Cash and cash equivalents	$291,785	$270,877
Restricted cash	9,750	9,000
Investments	27,849	54,714
Floating rate debt	1,649,855	1,643,939
2010 Notes	89,375	129,531
Derivative instruments — liability position	32,927	43,297

The fair value of the investments is based on quoted market rates.  The fair value of the floating rate debt under the 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility are estimated based on current rates offered to the Company for similar debt of the same remaining maturities.  Additionally, the Company considers its creditworthiness in determining the fair value of floating rate debt under the credit facilities.  The carrying value approximates the fair market value for these floating rate loans.  The fair value of the convertible senior notes payable represents the market value of the 2010 Notes at September 30, 2011 without bifurcating the value of the conversion option.  The fair value of the interest rate swaps is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of both the swap counterparty and the Company.  The carrying amounts of the Company’s other financial instruments at September 30, 2011 and December 31, 2010 (principally Due from charterers and Accounts payable and accrued expenses), approximate fair values because of the relatively short maturity of these instruments.

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

The following table summarizes the valuation of the Company’s investments and financial instruments by the above pricing levels as of the valuation dates listed:

	September 30, 2011
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$27,849	$27,849	$—
Derivative instruments — liability position	32,927	—	32,927

	December 31, 2010
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$54,714	$54,714	$—
Derivative instruments — liability position	43,297	—	43,297

The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.

The Company’s interest rate derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR.  The Company has elected to use the income approach to value the derivatives, using observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  Refer to Note 11 — Interest Rate Swap Agreements for further information regarding the Company’s interest rate swap agreements.  ASC 820-10 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments in an asset or liability position and did not have a material impact on the fair value of these derivative instruments.  As of September 30, 2011, both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

14 - OTHER ASSETS, NET

Other assets consist of deferred financing costs, which include fees, commissions and legal expenses associated with securing loan facilities and other debt offerings.  Total net deferred financing costs consist of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

2007 Credit Facility	$10,074	$10,074
$100 Million Term Loan Facility	1,318	1,318
$253 Million Term Loan Facility	3,567	3,529
2010 Notes	3,637	3,637
2010 Baltic Trading Credit Facility	3,027	2,940
Total deferred financing costs	21,623	21,498
Less: accumulated amortization	6,930	4,561
Total	$14,693	$16,937

Amortization expense for deferred financing costs for the three months ended September 30, 2011 and 2010 was $796 and $589, respectively.  Amortization expense for deferred financing costs for the nine months ended September 30, 2011 and 2010 was $2,368 and $1,191, respectively.  This amortization expense is recorded as a component of interest expense in the Condensed Consolidated Statements of Operations.

15 - FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2010	December 31, 2010
Fixed assets, at cost:
Vessel equipment	$2,605	$2,386
Leasehold improvements	2,565	1,146
Furniture and fixtures	361	347
Computer equipment	631	472
	6,162	4,351
Less: accumulated depreciation and amortization	2,287	2,041
Total	$3,875	$2,310

Depreciation and amortization expense for fixed assets for the three months ended September 30, 2011 and 2010 was $124 and $129, respectively.  Depreciation and amortization expense for fixed assets for the nine months ended September 30, 2011 and 2010 was $372 and $372, respectively.

16 - REVENUE FROM TIME CHARTERS

Total voyage revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, for the three months ended September 30, 2011 and 2010 was $93,484 and $117,558, respectively, and for the nine months ended September 30, 2011 and 2010 was $292,614 and $317,576, respectively.  Included in revenues for the three months ended September 30, 2011 and 2010 was profit sharing revenue of $1 and $244, respectively.  Additionally, included in revenues for the nine months ended September 30, 2011 and 2010 was profit sharing revenue of $121 and $309, respectively.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of October 28, 2011 is expected to be $27,815 for the remainder of 2011, $53,481 during 2012, $4,790 during 2013 and $748 during 2014, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For most drydockings, the Company assumes twenty days of offhire.  Future minimum revenue excludes revenue earned for the five vessels currently in pool arrangements and vessels that are currently on or will be on spot market-related time charters as spot rates cannot be estimated.

17 - COMMITMENTS AND CONTINGENCIES

In September 2005, the Company entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company had a deferred rent credit at September 30, 2011 and December 31, 2010 of $619 and $657, respectively.  Rent expense under this lease for the three months ended September 30, 2011 and 2010 was $117 for each period.  Rent expense under this lease for the nine months ended September 30, 2011and 2010 was $350 for each period.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $129 for the remainder of 2011, $518 annually for 2012 through 2014, $529 for 2015 and a total of $2,568 for the remaining term of the lease.

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011.  Following the expiration of the free base rental period, the monthly base rental payments will be $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor is obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that will commence immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord will constitute one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the entire lease from June 1, 2011 to September 30, 2025 will be $130.  The Company had a deferred rent credit at September 30, 2011 of $991.  Rent expense pertaining to this new lease for the three and nine months ended September 30, 2011 was $389 and $519, respectively.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $82 for the remainder of 2011, $982 annually for 2012 through 2014, $1,037 for 2015 and a total of $18,658 for the remaining term of the lease.

The remaining vessel that the Company has agreed to purchase from Metrostar, the Genco Spirit, is expected to be delivered during the fourth quarter of 2011 for a remaining purchase price of $29,925.

18 - NONVESTED STOCK AWARDS

The table below summarizes the Company’s nonvested stock awards for the nine months ended September 30, 2011 under the Genco Shipping & Trading Limited 2005 Equity Incentive Plan (the “GS&T Plan”):

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2011	809,087	$19.40
Granted	15,000	8.00
Vested	(15,000)	22.05
Forfeited	(1,100)	14.65

Outstanding at September 30, 2011	807,987	$19.15

The total fair value of shares that vested under the GS&T Plan during the nine months ended September 30, 2011 and 2010 was $120 and $331, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and nine months ended September 30, 2011 and 2010, the Company recognized nonvested stock amortization expense for the GS&T Plan, which is included in general, administrative and management fees, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
General, administrative and management fees	$1,472	$1,141	$4,443	$3,331

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2011, unrecognized compensation cost of $6,912 related to nonvested stock will be recognized over a weighted-average period of 3.71 years.

The following table presents a summary of Baltic Trading’s nonvested stock awards for the nine months ended September 30, 2011 under the Baltic Trading Plan:

	Number of Common Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2011	583,500	$13.40
Granted	12,500	6.92
Vested	(129,000)	14.00
Forfeited	—	—

Outstanding at September 30, 2011	467,000	$13.06

The total fair value of shares that vested under the Baltic Trading Plan during the nine months ended September 30, 2011 and 2010 was $1,131 and $0, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and nine months ended September 30, 2011 and 2010, the Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in general, administrative and management fees, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
General, administrative and management fees	$623	$892	$2,174	$1,986

The Company is amortizing Baltic Trading’s grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2011, unrecognized compensation cost of $2,838 related to nonvested stock will be recognized over a weighted-average period of 2.56 years.

19 - SHARE REPURCHASE PROGRAM

Since the inception of its share repurchase program through September 30, 2011, the Company has repurchased and retired 278,300 shares of its common stock for $11,500.  Currently, the terms of the 2007 Credit Facility require the Company to suspend all share repurchases until the Company can represent that it is in a position to again satisfy the collateral maintenance covenant.  No share repurchases were made during the three and nine months ended September 30, 2011 and 2010.

20 - LEGAL PROCEEDINGS

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

21 - SUBSEQUENT EVENTS

On October 27, 2011, Baltic Trading declared a dividend of $0.12 per share to be paid on or about November 18, 2011 to shareholders of record as of November 11, 2011.  The aggregate amount of the dividend is expected to be approximately $2.7 million, of which approximately $2.0 million will be paid to minority shareholders, which Baltic Trading anticipates will be funded from cash on hand at the time payment is to be made.

On November 7, 2011, GS&T drew down $20,000 on its $100 Million Term Loan Facility to fund the purchase of the Genco Spirit, a Handysize newbuilding, from a company within the Metrostar group of companies. The Genco Spirit is expected to be delivered on or about November 10, 2011.

ITEM 2.                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) acts of war, terrorism, or piracy; (ix) changes in the condition of the our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (x) the number of offhire days needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims including offhire days; (xi) our acquisition or disposition of vessels; (xii) the completion of definitive documentation with respect to time charters; (xiii) charterers’ compliance with the terms of their charters in the current market environment; (xiv) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, our agreements to acquire vessels; (xv) our ability to obtain a positive outcome from discussions with our lenders in which we are seeking waivers or modifications to our credit agreements; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent reports on Form 8-K and Form 10-Q.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding vessels of Baltic Trading Limited (“Baltic Trading”), as of November 9, 2011, our fleet consisted of nine Capesize, eight Panamax, 17 Supramax, six Handymax and 12 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 3,776,000 dwt, and the average age of our fleet was approximately 6.6 years, as compared to the average age for the world fleet of approximately 12 years for the drybulk shipping segments in which we compete.  After the expected delivery of one Handysize vessel that we have agreed to acquire and retain, we will own a fleet of 53 drybulk vessels, consisting of nine Capesize, eight Panamax, 17 Supramax, six Handymax and 13 Handysize vessels, excluding the vessels of Baltic Trading.  We seek to deploy our vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers, including Cargill International S.A., Pacific Basin Chartering Ltd., Trafigura Beheer B.V., Louis Dreyfus Commodities Suisse S.A., Klaveness Chartering and LB/IVS Pool, in which Lauritzen Bulkers A/S acts as the pool manager.  The majority of the vessels in our current fleet are presently engaged under time charter contracts that expire (assuming the option periods in the time charters are not exercised) between November 2011 and March 2014.

In addition, as of November 9, 2011, Baltic Trading’s fleet consisted of two Capesize, four Supramax and three Handysize drybulk carriers with an aggregate carrying capacity of approximately 672,000 dwt.

See pages 31 - 34 for a table of all vessels that have been delivered or are expected to be delivered to us, including Baltic Trading’s vessels.

Depending on market conditions, we intend to acquire additional modern, high-quality drybulk carriers through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow.  We expect to fund acquisitions of additional vessels using cash reserves set aside for this purpose, additional borrowings and may consider additional debt and equity financing alternatives from time to time.

On June 3, 2010, we entered into an agreement to purchase a total of eight Handysize drybulk vessels, including five newbuildings, from companies within the Metrostar group of companies for an aggregate purchase price of $266.0 million.  Five of these vessels will be or are owned by us and three are owned by Baltic Trading.  Additionally, on June 24, 2010, we entered into a

Master Agreement with Bourbon SA (“Bourbon”) to purchase 16 drybulk vessels, including two newbuildings, for an aggregate purchase price of $545.0 million.  We have retained 13 of the 16 vessels, including one newbuilding, and the remaining three vessels were immediately resold to Maritime Equity Partners LLC (“MEP”), a company managed by a company owned by our Chairman, Peter C. Georgiopoulos.  A total of seven vessels have been delivered from companies within the Metrostar group of companies and all 16 vessels have been delivered from Bourbon, three of which were sold to MEP.  The remaining Metrostar vessel is planned to be delivered during November 2011.

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

Baltic Trading, formerly a wholly-owned subsidiary of the Company, completed its IPO on March 15, 2010.  As of September 30, 2011, the Company’s wholly-owned subsidiary Genco Investments LLC owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 25.22% ownership interest in Baltic Trading at September 30, 2011 and 83.50% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Baltic Trading is consolidated with the Company, as we control a majority of the voting interest in Baltic Trading.  Management’s discussion and analysis of the Company’s results of operations and financial condition in this section includes the results of Baltic Trading.

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

We provide technical services for drybulk vessels purchased by MEP under an agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  MEP has the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee upon a change of control in the Company.  The Company may terminate provision of the services at any time on 60 days’ notice.  Mr. Georgiopoulos is a minority investor in MEP, and affiliates of Oaktree Capital Management, L.P., of which Stephen A. Kaplan, one of our directors, is a principal, are majority investors in MEP.  This arrangement was approved by an independent committee of our Board of Directors.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and nine months ended September 30, 2011 and 2010 on a consolidated basis, which includes the operations of Baltic Trading.

	For the three months ended September 30,		Increase
	2011	2010	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,012.0	920.0	92.0	10.0%
Panamax	736.0	736.0	—	—
Supramax	1,932.0	1,211.4	720.6	59.5%
Handymax	552.0	552.0	—	—
Handysize	1,360.7	937.0	423.7	45.2%

Total	5,592.7	4,356.4	1,236.3	28.4%

Available days (2)
Capesize	1,000.9	907.4	93.5	10.3%
Panamax	736.0	736.0	—	—
Supramax	1,932.0	1,201.1	730.9	60.9%
Handymax	552.0	552.0	—	—
Handysize	1,359.7	933.0	426.7	45.7%

Total	5,580.6	4,329.5	1,251.1	28.9%

Operating days (3)
Capesize	1,000.9	905.7	95.2	10.5%
Panamax	731.1	723.4	7.7	1.1%
Supramax	1,914.3	1,177.7	736.6	62.5%
Handymax	551.5	522.8	28.7	5.5%
Handysize	1,345.9	928.9	417.0	44.9%

Total	5,543.7	4,258.5	1,285.2	30.2%

Fleet utilization (4)
Capesize	100.0%	99.8%	0.2%	0.2%
Panamax	99.3%	98.3%	1.0%	1.0%
Supramax	99.1%	98.0%	1.1%	1.1%
Handymax	99.9%	94.7%	5.2%	5.5%
Handysize	99.0%	99.6%	(0.6)%	(0.6)%
Fleet average	99.3%	98.4%	0.9%	0.9%

	For the three months ended September 30,		Increase
	2011	2010	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$28,815	$40,529	$(11,714)	(28.9)%
Panamax	18,119	31,871	(13,752)	(43.1)%
Supramax	14,600	20,428	(5,828)	(28.5)%
Handymax	12,616	26,929	(14,313)	(53.2)%
Handysize	10,617	17,662	(7,045)	(39.9)%

Fleet average	16,447	26,819	(10,372)	(38.7)%

Daily vessel operating expenses (6)
Capesize	$5,528	$5,439	$89	1.6%
Panamax	4,972	5,241	(269)	(5.1)%
Supramax	4,491	4,311	180	4.2%
Handymax	4,209	5,358	(1,149)	(21.4)%
Handysize	4,321	4,678	(357)	(7.6)%

Fleet average	4,673	4,918	(245)	(5.0)%

	For the nine months ended September 30,		Increase
	2011	2010	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	3,003.0	2,596.6	406.4	15.7%
Panamax	2,184.0	2,184.0	—	—
Supramax	5,645.6	2,162.6	3,483.0	161.1%
Handymax	1,638.0	1,638.0	—	—
Handysize	3,763.3	2,385.0	1,378.3	57.8%

Total	16,233.9	10,966.2	5,267.7	48.0%

Available days (2)
Capesize	2,991.9	2,557.3	434.6	17.0%
Panamax	2,165.7	2,184.0	(18.3)	(0.8)%
Supramax	5,643.7	2,133.6	3,510.1	164.5%
Handymax	1,608.3	1,625.4	(17.1)	(1.1)%
Handysize	3,760.8	2,366.8	1,394.0	58.9%

Total	16,170.4	10,867.1	5,303.3	48.8%

Operating days (3)
Capesize	2,991.4	2,553.7	437.7	17.1%
Panamax	2,147.3	2,158.5	(11.2)	(0.5)%
Supramax	5,600.4	2,108.3	3,492.1	165.6%
Handymax	1,600.7	1,581.1	19.6	1.2%
Handysize	3,728.8	2,360.8	1,368	57.9%

Total	16,068.6	10,762.4	5,306.2	49.3%

Fleet utilization (4)
Capesize	100.0%	99.9%	0.1%	0.1%
Panamax	99.1%	98.8%	0.3%	0.3%
Supramax	99.2%	98.8%	0.4%	0.4%
Handymax	99.5%	97.3%	2.2%	2.3%
Handysize	99.2%	99.7%	(0.5)%	(0.5)%
Fleet average	99.4%	99.0%	0.4%	0.4%

	For the nine months ended September 30,		Increase
	2011	2010	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$27,804	$43,278	$(15,474)	(35.8)%
Panamax	22,374	30,942	(8,568)	(27.7)%
Supramax	15,675	22,245	(6,570)	(29.5)%
Handymax	16,793	27,183	(10,390)	(38.2)%
Handysize	11,409	18,790	(7,381)	(39.3)%

Fleet average	17,935	28,928	(10,993)	(38.0)%

Daily vessel operating expenses (6)
Capesize	$5,306	$5,421	$(115)	(2.1)%
Panamax	4,821	4,826	(5)	(0.1)%
Supramax	4,538	4,438	100	2.3%
Handymax	4,731	4,772	(41)	(0.9)%
Handysize	4,401	4,379	22	0.5%

Fleet average	4,706	4,785	(79)	(1.7)%

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

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Voyage revenues (in thousands)	$93,484	$117,558	$292,614	$317,576
Voyage expenses (in thousands)	1,702	1,447	2,595	3,202
	$91,782	$116,111	290,019	$314,374
Total available days	5,580.6	4,329.5	16,170.4	10,867.1
Total TCE rate	$16,447	$26,819	$17,935	$28,928

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

Operating Data

	For the three months ended September 30,
	2011	2010	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$93,484	$117,558	$(24,074)	(20.5)%
Service revenues	828	462	366	79.2%

Total revenues	94,312	118,020	(23,708)	(20.1)%

Operating Expenses:
Voyage expenses	1,702	1,447	255	17.6%
Vessel operating expenses	26,133	21,425	4,708	22.0%
General, administrative and management fees	8,759	7,316	1,443	19.7%
Depreciation and amortization	34,378	29,998	4,380	14.6%

Total operating expenses	70,972	60,186	10,786	17.9%

Operating income	23,340	57,834	(34,494)	(59.6)%
Other expense	(21,595)	(19,262)	(2,333)	12.1%

Income before income taxes	1,745	38,572	(36,827)	(95.5)%
Income tax expense	(328)	(467)	139	(29.8)%

Net income	1,417	38,105	(36,688)	(96.3)%
Less: Net (loss) income attributable to noncontrolling interest	(145)	1,878	(2,023)	(107.7)%
Net income attributable to Genco Shipping & Trading Limited	$1,562	$36,227	$(34,665)	(95.7)%

Earnings per share - Basic	$0.04	$1.07	$(1.03)	(96.3)%
Earnings per share - Diluted	$0.04	$0.99	$(0.95)	(96.0)%
Dividends declared and paid per share	$—	$—	$—	—
Weighted average common shares outstanding - Basic	35,157,110	33,998,923	1,158,187	3.4%
Weighted average common shares outstanding - Diluted	35,212,840	38,718,886	(3,506,046)	(9.1)%

EBITDA (1)	$57,894	$85,875	$(27,981)	(32.6)%

	For the nine months ended September 30,
	2011	2010	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$292,614	$317,576	$(24,962)	(7.9)%
Service revenues	2,457	462	1,995	431.8%

Total revenues	295,071	318,038	(22,967)	(7.2)%

Operating Expenses:
Voyage expenses	2,595	3,202	(607)	(19.0)%
Vessel operating expenses	76,394	52,472	23,922	45.6%
General, administrative and management fees	25,908	20,276	5,632	27.8%
Depreciation and amortization	101,484	81,091	20,393	25.1%
Other operating income	—	(206)	206	(100.0)%

Total operating expenses	206,381	156,835	49,546	31.6%

Operating income	88,690	161,203	(72,513)	(45.0)%
Other expense	(64,231)	(50,154)	(14,077)	28.1%

Income before income taxes	24,459	111,049	(86,590)	(78.0)%
Income tax expense	(1,041)	(1,186)	145	(12.2)%

Net income	23,418	109,863	(86,445)	(78.7)%
Less: Net (loss) income attributable to noncontrolling interest	(1,662)	3,428	(5,090)	(148.5)%
Net income attributable to Genco Shipping & Trading Limited	$25,080	$106,435	$(81,355)	(76.4)%

Earnings per share - Basic	$0.71	$3.30	$(2.59)	(78.5)%
Earnings per share - Diluted	$0.71	$3.19	$(2.48)	(77.7)%
Dividends declared and paid per share	$—	$—	$—	—
Weighted average common shares outstanding - Basic	35,149,912	32,279,671	2,870,241	8.9%
Weighted average common shares outstanding - Diluted	35,212,041	33,965,335	1,246,706	3.7%

EBITDA (1)	$191,756	$238,812	$(47,056)	(19.7)%

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

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Net income attributable to Genco Shipping & Trading Limited	$1,562	$36,227	$25,080	$106,435
Net interest expense	21,626	19,183	64,151	50,100
Income tax expense	328	467	1,041	1,186
Depreciation and amortization	34,378	29,998	101,484	81,091

EBITDA (1)	$57,894	$85,875	$191,756	$238,812

Results of Operations

The following tables set forth information about the vessels in our fleet, including Baltic Trading’s vessels, as of November 2, 2011:

Genco Shipping & Trading Limited

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	December 2011	100% of BCI
Genco Tiberius	2007	Cargill International S.A.	August 2012	100% of BCI(3)
Genco London	2007	Cargill International S.A.	August 2012	100% of BCI(3)
Genco Titus	2007	Swissmarine Services S.A.	July 2012	100% of BCI(4)
Genco Constantine	2008	Cargill International S.A.	August 2012	52,750(5)
Genco Hadrian	2008	Cargill International S.A.	October 2012	65,000(5)
Genco Commodus	2009	Swissmarine Services S.A.	May 2012	99% of BCI
Genco Maximus	2009	Swissmarine Services S.A.	December 2011	98.5% of BCI
Genco Claudius	2010	Swissmarine Services S.A.	January 2012	98.5% of BCI

Panamax Vessels
Genco Beauty	1999	U-Sea Bulk A/S, Copenhagen	March 2012	100% of BPI
Genco Knight	1999	Swissmarine Services S.A.	February 2012	100% of BPI
Genco Leader	1999	J. Aron & Company	December 2011	100% of BPI
Genco Vigour	1999	Global Maritime Investments Ltd.	December 2011	100% of BPI
Genco Acheron	1999	Sangamon Transportation Group	December 2011	12,750(6)
Genco Surprise	1998	Global Maritime Investments Ltd.	December 2011	97% of BPI
Genco Raptor	2007	COSCO Bulk Carriers Co., Ltd.	April 2012	52,800
Genco Thunder	2007	Swissmarine Services S.A.	December 2011	100% of BPI

Supramax Vessels
Genco Predator	2005	Pacific Basin Chartering Ltd.	May 2012	103% of BSI
Genco Warrior	2005	Klaveness Chartering	November 2011	102% of BSI
Genco Hunter	2007	Pacific Basin Chartering Ltd.	June 2012	106% of BSI
Genco Cavalier	2007	Swissmarine Services S.A.	December 2011	95% of BSI(7)
Genco Lorraine	2009	Olam International Ltd.	June 2012	18,500
Genco Loire	2009	D/S Norden A/S	December 2011	13,000(8)
Genco Aquitaine	2009	Klaveness Chartering	March 2012	102% of BSI
Genco Ardennes	2009	Klaveness Chartering	August 2012	19,000

Genco Auvergne	2009	Pacific Basin Chartering Ltd.	March 2012	13,500(9)
Genco Bourgogne	2010	Setaf-Saget SAS	November 2011	19,900
Genco Brittany	2010	Swissmarine Services S.A.	December 2011	102% of BSI
Genco Languedoc	2010	Swissmarine Services S.A.	December 2011	102% of BSI
Genco Normandy	2007	Louis Dreyfus Commodities Suisse S.A.	December 2011	12,000(10)
Genco Picardy	2005	Trafigura Beheer B.V.	December 2011	100% of BSI
Genco Provence	2004	Setaf-Saget SAS	December 2011	20,250
Genco Pyrenees	2010	Setaf-Saget SAS	December 2011	15,250
Genco Rhone	2011	AMN Bulkcarriers Inc.	February 2012	102% of BSI

Handymax Vessels
Genco Success	1997	Swissmarine Services S.A.	January 2012	90% of BSI
Genco Carrier	1998	ED & F MAN Shipping Ltd.	February 2012	92.5% of BSI
Genco Prosperity	1997	Pacific Basin Chartering Ltd	May 2012	92% of BSI
Genco Wisdom	1997	Klaveness Chartering	September 2012	92% of BSI(11)
Genco Marine	1996	ED & F MAN Shipping Ltd.	May 2012	92% of BSI
Genco Muse	2001	Trafigura Beheer B.V.	April 2012	95% of BSI

Handysize Vessels
Genco Explorer	1999	Lauritzen Bulkers A/S	February 2012	Spot(12)
Genco Pioneer	1999	Lauritzen Bulkers A/S	February 2012	Spot(12)
Genco Progress	1999	Lauritzen Bulkers A/S	November 2012	Spot(12)
Genco Reliance	1999	Lauritzen Bulkers A/S	November 2012	Spot(12)
Genco Sugar	1998	Lauritzen Bulkers A/S	November 2012	Spot(12)
Genco Charger	2005	AMN Bulkcarriers Inc.	December 2011	100% of BHSI
Genco Challenger	2003	AMN Bulkcarriers Inc.	December 2011	100% of BHSI
Genco Champion	2006	Pacific Basin Chartering Ltd.	March 2012	100% of BHSI
Genco Ocean	2010	Cargill International S.A.	June 2013	$8,500-$13,500 with 50% profit sharing(13)
Genco Bay	2010	Cargill International S.A.	January 2013	$8,500-$13,500 with 50% profit sharing(13)
Genco Avra	2011	Cargill International S.A.	March 2014	$8,500-$13,500 with 50% profit sharing(13)
Genco Mare	2011	Cargill International S.A.	May 2015	115% of BHSI

Vessel to be Delivered Handysize Vessel
Genco Spirit	2011 (14)	Cargill International S.A.	34.5-37.5 months after delivery	$8,500-$13,500 with 50% profit sharing(13)(15)

(1) The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Except for the Genco Constantine and the Genco Hadrian under the terms of each contract, the charterer is entitled to extend the time charters from two to four months in order to complete the vessel’s final voyage plus any time the vessel has been off-hire. The charterer of the Genco Hadrian has the option to extend the charter for a period of one year.  The charterer of the Genco Constantine has the option to extend the charter for a period of eight months.

(2) Time charter rates presented are the gross daily charterhire rates before third-party commissions generally ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3) We have reached an agreement with Cargill International S.A. on extensions for the Genco London and Genco Tiberius for 11 to 14.5 months based on 100% of the Baltic Capesize Index, or BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a

5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 100%.  The new rate for the Genco Tiberius began on September 13, 2011, while the Genco London began on its new rate on September 27, 2011.

(4) We have reached an agreement with Swissmarine Services S.A. on a spot market-related time charter for 10.5 to 13.5 months based on 100% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 100%.  The vessel delivered to charterers on September 12, 2011.

(5) These charters include a 50% index-based profit sharing component above the respective base rates listed in the table. The profit sharing between the charterer and us for each 15-day period is calculated by taking the average over that period of the published BCI of the four time charter routes, as reflected in daily reports. If such average is more than the base rate payable under the charter, the excess amount is allocable 50% to each of the charterer and us. A third-party brokerage commission of 3.75% based on the profit sharing amount due to us is payable out of our share.

(6) We have reached an agreement with Sangamon Transportation Group on a time charter for one trip via the East Coast of South America to the Far East at a rate of $12,750 per day.  Hire payment is to be made every 15 days in advance less a 5.00% brokerage commission.  The vessel’s previous time charter ended on September 11, 2011 and delivered to charterers on September 28, 2011 after repositioning.  A ballast bonus was awarded after the repositioning period.

(7) We have reached an agreement with Swissmarine Services S.A. on a spot market-related time charter for 3 to 5.5 months based on 95% of the BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  Genco maintains the option to convert the balance of any period to a fixed rate based on Supramax FFA values at 95%.  The vessel delivered to charterers on September 9, 2011.

(8) We have reached an agreement with D/S Norden A/S on a time charter for 2.5 to 5.5 months at a rate of $13,000 per day less a 5.00% third party brokerage commission.  Hire is paid every 15 days in advance.  The vessel’s previous time charter ended on September 5, 2011 and delivered to its new charterer on September 20, 2011 after repositioning.  A ballast bonus was awarded after the repositioning period.

(9) We have reached an agreement with Pacific Basin Chartering Ltd. on a time charter at a rate of $13,500 per day less a 5.00% third party brokerage commission for 5 to 7.5 months.  Hire payment is made every 15 days in advance.  The vessel delivered to its new charterer on October 28, 2011.

(10) We have reached an agreement with Louis Dreyfus Commodities Suisse S.A. on a time charter at a rate of $12,000 per day less a 5.00% third party brokerage commission for 3 to 5.5 months.  Hire payment is made every 15 days in advance.  The vessel’s time charter commenced on August 1, 2011 after repositioning.  A ballast bonus was awarded after the repositioning period.

(11) We have reached an agreement with Klaveness Chartering on spot market-related time charter for 12 to 15.5 months at a rate based on 92% of the average of the daily rates of the BSI, as reflected in daily reports.  Hire payment is made every 15 days in arrears less a 5.00% third party brokerage commission.  Genco maintains the option to convert the balance period to a fixed rate based on Supramax FFA values at 92%. The vessel began on its new rate on September 21, 2011.

(12) We have reached an agreement to enter these vessels into the LB/IVS Pool whereby Lauritzen Bulkers A/S acts as the pool manager. We can withdraw up to two vessels with three months’ notice and the remaining three vessels with 12 months’ notice.

(13) The rate for the spot market-related time charter will be linked with a floor of $8,500 and a ceiling of $13,500 daily with a 50% profit sharing arrangement to apply to any amount above the ceiling. The rate will be based on 115% of the average of the daily rates of the BHSI, as reflected in daily reports. Hire will be paid every 15 days in advance net of a 5.00% third party brokerage commission.  These vessels were acquired with existing time charters with below-market rates. As described in footnote 15, intangible liabilities will be amortized as an increase to voyage revenues over the minimum remaining terms of the applicable charters. Specifically, for the Genco Avra, Genco Ocean and Genco Bay, the daily amount of amortization associated with them will be approximately $350, $700 and $750 per day over the actual cash rate earned, respectively.

(14) Built & delivery date for the vessel being delivered in the future is an estimate based on guidance received from the seller and/or shipyard.

(15) This vessel was acquired with an existing time charter with a below-market rate. For the time charters that are below-market, Genco allocates the purchase price between the respective vessels and an intangible liability for the value assigned to the below-market charter-hire. This intangible liability will be amortized as an increase to voyage revenues over the minimum remaining terms of the applicable charters, at which point the respective liabilities will be amortized to zero and the vessels will begin earning the ‘‘Cash Daily Rate.’’ For cash flow purposes, Genco will continue to receive the rate presented in the ‘‘Cash Daily Rate’’ column until the charter expires.

Baltic Trading Limited

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	March 2012	101.5% of BCI (2)
Baltic Wolf	2010	Cargill International S.A.	August 2012	100% of BCI (3)
Supramax Vessels
Baltic Leopard	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	March 2012	97% of BSI (4)
Baltic Panther	2009	Klaveness Chartering	April 2013	95% of BSI (5)
Baltic Jaguar	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	May 2012	97% of BSI (4)
Baltic Cougar	2009	AMN Bulkcarriers Inc.	August 2012	96% of BSI (6)
Handysize Vessels
Baltic Wind	2009	Cargill International S.A.	May 2013	115% of BHSI (7)
Baltic Cove	2010	Cargill International S.A.	February 2014	115% of BHSI (7)
Baltic Breeze	2010	Cargill International S.A.	July 2014	115% of BHSI (7)

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

(3)          We have agreed to an extension with Cargill International S.A., on a spot market-related time charter based on 100% of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% brokerage commission, which includes the 1.25% commission payable to GS&T.  The duration of the spot market-related time charter is 11 to 13.5 months, which began on September 15, 2011.

(4)          We have reached an agreement with Resource Marine PTE Ltd. on two spot market-related time charters for 11 to 13.5 months based on 97% of the average of the daily rates of the Baltic Supramax Index (BSI), as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.

(5)          We have reached an agreement with Klaveness Chartering on a spot market-related time charter based on 95% of the average of the daily rates of the BSI, as reflected in daily reports.  The duration is 22.5 to 25.5 months with hire paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.

(6)          We have agreed to an extension with AMN Bulkcarriers Inc., on a spot market-related time charter based on 96% of the average of the daily rates of the BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% brokerage commission, which includes the 1.25% commission payable to GS&T.  The duration of the spot market-related time charter is 11 to 13.5 months which began on September 12, 2011.

(7)          The rate for each of the spot market-related time charters is based on 115% of the average of the daily rates of the Baltic Handysize Index (BHSI), as reflected in daily reports. Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

VOYAGE REVENUES-

For the three months ended September 30, 2011, voyage revenues decreased 20.5% to $93.5 million versus $117.6 million for the three months ended September 30, 2010.  Revenues decreased by approximately $24.1 million primarily as a result of lower charter rates achieved by the majority of our vessels partially offset by the increase in the size of our fleet and an increase in revenues earned by Baltic Trading’s vessels of $0.5 million.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 38.7% to $16,447 a day for the three months ended September 30, 2011 from $26,819 a day for the three months ended September 30, 2010.  The decrease in TCE rates resulted from lower charter rates achieved in the third quarter of 2011 versus the same period last year for the majority of the vessels in our fleet.  Cargo availability recovered from first quarter during 2011 lows due to weather-related events, and earnings on the vessels trading on spot-market related charters benefited from an increase in spot rates during the last month of the third quarter during 2011.

For the three months ended September 30, 2011 and 2010, we had 5,592.7 and 4,356.4 ownership days, respectively.  The increase in ownership days is a result of the delivery of 14 vessels during the third quarter of 2010 and three vessels during the nine months ended September 30, 2011, as well as a full quarter of ownership for Baltic Trading’s fleet of nine vessels, which were acquired during 2010.  Fleet utilization was stable at 99.3% and 98.4% for the three months ended September 30, 2011 and 2010, respectively.

During 2010, the Baltic Dry Index (a drybulk index) went from a high on May 26, 2010 of 4,209 and fell to a low of 1,700 on July 15, 2010.  At December 31, 2010, the index was 1,773.  The index subsequently decreased to a low of 1,043 on February 4, 2011 and as of November 7, 2011 was at 1,766.  The BDI was weaker especially in the beginning of the year through August of 2011 primarily due to severe weather in Brazil and Australia affecting cargo availability. Since September and through the middle of October the BDI rebounded to 2,173 and has since fallen to less than 1,800. The Company believes the perceived slowdown in Chinese steel production since mid-October has caused this recent decline in the BDI.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day.  During the three months ended September 30, 2011 and 2010, total service revenue was $0.8 million and $0.5 million, respectively.  The increase is a due to a full quarter of operation of MEP’s fleet during the three months ended September 30, 2011.

VOYAGE EXPENSES-

For the three months ended September 30, 2011 and 2010, we did not incur significant port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under time charters, spot market-related time charters, or in pools that require the charterer or pool to bear all of those expenses.

For the three months ended September 30, 2011 and 2010, voyage expenses remained relatively stable at $1.7 million and $1.4 million, respectively, and consisted of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $4.7 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 primarily a result of the operation of a larger fleet.  Additionally, the increase was due to a full quarter of operation of Baltic Trading’s fleet of nine vessels which were acquired during 2010, which accounted for $1.3 million of additional vessel operating expenses during the three months ended September 30, 2011 over the comparative prior year period.  The increase was also related to higher crew expenses, partially offset by lower insurance and lube expenses during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Daily vessel operating expenses decreased to $4,673 per vessel per day for the three months ended September 30, 2011 from $4,918 per day for the three months ended September 30, 2010.  The decrease in daily vessel operating expenses was due to a decrease in lube and insurance related expenses.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended September 30, 2011 were $327 below the budgeted rate of $5,000 per vessel per day.  Based on our expenses to date for the year, we expect DVOE for the fourth quarter of 2011 to be $5,000.

Our vessel operating expenses, which generally represent fixed costs for each vessel, will increase if our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.  We are currently in the midst of our budgeting process, and based on preliminary estimates from our technical managers, our 2012 budget may increase approximately five percent over the 2011 budget.

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the three months ended September 30, 2011 and 2010, general, administrative and management fees were $8.8 million and $7.3 million, respectively.  The increase in general, administrative and management fees was primarily due to the addition of personnel as the fleet expanded as well as an increase in rent expense associated with the lease for the new office space which began effective June 1, 2011.  Refer to Note 17 — Commitments and Contingencies in our condensed consolidated financial statements for further information regarding the lease agreement.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  The increase in general, administrative and management fees was also a result of higher management fees related to the operation of a larger fleet.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization charges increased by $4.4 million during the third quarter of 2011 as compared to the third quarter of 2010 primarily due to the operation of a larger fleet, including the 14 vessels delivered during the third quarter of 2010 and three vessels delivered during the nine months ended September 30, 2011 as well as the nine Baltic Trading vessels delivered during 2010, which accounted for $1.2 million of the increase.  This increase was slightly offset by a decrease in depreciation due to the change in estimated salvage value from $175 per lightweight ton to $245 per lightweight ton of $0.6 million.  Refer to Note 2 — Summary of Significant Accounting Policies in our condensed consolidated financial statements for further information regarding this change.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended September 30, 2011 and 2010, net interest expense was $21.6 million and $19.2 million, respectively.  Net interest expense during the three months ended September 30, 2011 and 2010 consisted of interest expense under our 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility, and Baltic Trading’s $150 million senior secured revolving credit facility as well as interest expense related to our 5.0% Convertible Senior Notes (the “2010 Notes”).  Additionally, interest income, unused commitment fees associated with the aforementioned credit facilities as well as amortization of deferred financing costs related to the aforementioned credit facilities are included in net interest expense during the three months ended September 30, 2011 and 2010.  The increase in net interest expense for the third quarter of 2011 versus the third quarter of 2010 was primarily a result of interest expense incurred on borrowings under the $100 Million Term Loan Facility and $253 Million Term Loan Facility as a result of the acquisition of fourteen vessels during the third quarter of 2010 as well as the acquisition of three vessels during the nine months ended September 30, 2011.  The increase in net interest expense was also due to interest expense incurred on the 2010 Notes that were issued during the third quarter of 2010 as well as net interest expense incurred by Baltic Trading, which increased by $0.5 million compared to the same period in the prior year.

INCOME TAX EXPENSE-

For the three months ended September 30, 2011, income tax expense was $0.3 million as compared to $0.5 million during the three months ended September 30, 2010.  Income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our condensed consolidated financial statements for further information.  The decrease in income tax expense during the three months ended September 30, 2011 as compared to the same period during the prior year is a result of additional income earned by Genco (USA) during the three months ended September 30, 2010.  This was due to the 1% purchase fee due to Genco (USA) from Baltic Trading pursuant to the Management Agreement related to the delivery of two vessels during the three months ended September 30, 2010.  There were no similar transactions during the three months ended September 30, 2011.

NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the three months ended September 30, 2011 and 2010, net (loss) income attributable to noncontrolling interest was ($0.1) million and $1.9 million, respectively.  These amounts represent the net (loss) income attributable to the noncontrolling interest of Baltic Trading, which completed its IPO on March 15, 2010.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

VOYAGE REVENUES-

For the nine months ended September 30, 2011, voyage revenues decreased 7.9% to $292.6 million versus $317.6 million for the nine months ended September 30, 2010.  Revenues decreased by approximately $25.0 million primarily as a result of lower charter rates achieved by the majority of our vessels substantially offset by the increase in the size of our fleet and an increase in revenues earned by Baltic Trading’s vessels of $13.0 million.

The average TCE rate of our fleet decreased 38.0% to $17,935 a day for the nine months ended September 30, 2011 from $28,928 a day for the nine months ended September 30, 2010.  The decrease in TCE rates resulted from lower charter rates achieved during the nine months ended September 30, 2011 versus the same period last year for the majority of the vessels in our fleet.

For the nine months ended September 30, 2011 and 2010, we had 16,233.9 and 10,966.2 ownership days, respectively.  The increase in ownership days is a result of the delivery of 14 vessels during the third quarter of 2010 and three vessels during the nine months ended September 30, 2011 as well as a full quarter of ownership of four of Baltic Trading’s vessels which were acquired during the third and fourth quarters of 2010.  Fleet utilization was relatively stable at 99.4% and 99.0% for the nine month periods ended September 30, 2011 and 2010, respectively.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day.  During the nine months ended September 30, 2011 and 2010, total service revenue was $2.5 million and $0.5 million, respectively.  The increase is a due to a full nine months of operation of MEP’s fleet during the nine months ended September 30, 2011.

VOYAGE EXPENSES-

For the nine months ended September 30, 2011 and 2010, we did not incur significant port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under time charters, spot market-related time charters, or in pools that require the charterer or pool to bear all of those expenses.

For the nine months ended September 30, 2011 and 2010, voyage expenses were $2.6 million and $3.2 million, respectively, and consisted of brokerage commissions paid to third parties.  The decrease in voyage expenses is consistent with the decrease in voyage revenues during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $23.9 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, primarily a result of the operation of a larger fleet.  Additionally, the increase was due to the operation of nine Baltic Trading vessels which were delivered during 2010, which accounted for $7.7 million of additional vessel operating expenses during the nine months ended September 30, 2011 over the comparative prior year period.  The increase was also related to higher crew expenses offset by lower insurance and lube expenses during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Daily vessel operating expenses decreased to $4,706 per vessel per day for the nine months ended September 30, 2011 from $4,785 per day for the nine months ended September 30, 2010.  The decrease in daily vessel operating expenses was due to the decrease in insurance and lube expenses partially offset by higher crew costs on certain of our vessels.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the first half of 2011, we budgeted daily vessel operating expenses at a weighted-average rate of $5,200 per vessel per day.  For the second half of 2011, we budgeted daily vessel operating expenses at a weighted-average rate of $5,000 per vessel per day.   Our actual daily vessel operating expenses per vessel for the nine months ended September 30, 2011 have been $427 below the weighted-average budgeted rate for the nine months ended September 30, 2011 of approximately $5,133.

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the nine months ended September 30, 2011 and 2010, general, administrative and management fees were $25.9 million and $20.3 million, respectively.  The increase in general, administrative and management fees was due to the increase in expenses associated with the operation of Baltic Trading, which resulted in $1.0 million of additional expenses.  The increase was also a result of the addition of personnel as the fleet expanded, rent expense associated with the lease for the new office space which began effective June 1, 2011 as well as an increase in employee stock based compensation.  Refer to Note 17 — Commitments and Contingencies in our condensed consolidated financial statements for further information regarding the lease agreement.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  The increase in general, administrative and management fees was also a result of higher management fees related to the operation of a larger fleet.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization charges increased by $20.4 million during the nine months ended September 30, 2011 as compared to the same period during 2010 primarily due to the operation of a larger fleet, including the 14 vessels delivered during the third quarter of 2010 and three vessels delivered during the nine months ended September 30, 2011 as well as the nine Baltic Trading vessels delivered during 2010, which accounted for $7.3 million of the increase.  This increase was offset by a decrease in depreciation due to the change in estimated salvage value from $175 per lightweight ton to $245 per lightweight ton of $1.9 million.  Refer to Note 2 — Summary of Significant Accounting Policies in our condensed consolidated financial statements for further information regarding this change.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the nine months ended September 30, 2011 and 2010, net interest expense was $64.2 million and $50.1 million, respectively.  Net interest expense during the nine months ended September 30, 2011 and 2010 consisted of interest expense under our 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility, and Baltic Trading’s $150 million senior secured revolving credit facility as well as interest expense related to the 2010 Notes.  Additionally, interest income, unused commitment fees and amortization of deferred financing costs related to the aforementioned credit facilities are included in net interest expense during the nine months ended September 30, 2011 and 2010.  The increase in net interest expense for the nine months ended September 30, 2011 versus the same period last year was primarily a result of interest expense incurred on borrowings under the $100 Million Term Loan Facility and $253 Million Term Loan Facility as a result of the acquisition of fourteen vessels during the third quarter of 2010 as well as the acquisition of three vessels during the nine months ended September 30, 2011.  The increase in net interest expense was also due to interest expense incurred on the 2010 Notes that were issued during the third quarter of 2010 as well as net interest expense incurred by Baltic Trading, which increased by $2.4 million compared to the same period in the prior year.

INCOME TAX EXPENSE-

For the nine months ended September 30, 2011 and 2010, income tax expense was $1.0 million and $1.2 million, respectively.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our condensed consolidated financial statements for further information.  The decrease in income tax expense during the nine months ended September 30, 2011 as compared to the same period during the prior year is a result of additional income earned by Genco (USA) during the nine months ended September 30, 2010.  This was due to the 1% purchase fee due to Genco (USA) from Baltic Trading pursuant to the Management Agreement related to the delivery of seven vessels during the nine months ended September 30, 2010.  There were no similar transactions during the nine months ended September 30, 2011.

NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the nine months ended September 30, 2011 and 2010, net (loss) income attributable to noncontrolling interest was ($1.7) million and $3.4 million, respectively.  These amounts represent the net (loss) income attributable to the noncontrolling interest of Baltic Trading, which completed its IPO on March 15, 2010.

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

Currently, our wholly-owned subsidiary Genco Investments LLC owns 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 25.22% ownership interest in Baltic Trading and 83.50% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  On April 16, 2010, Baltic Trading entered into a $100 million senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (the “2010 Baltic Trading Credit Facility”).  The 2010 Baltic Trading Credit Facility was subsequently amended effective November 30, 2010 which increased the borrowing capacity from $100 million to $150 million.  The amended 2010 Baltic Trading Credit Facility matures on November 30, 2016.  Refer to the 2010 10-K for a description of this facility as well as a description of the amendment entered into effective November 30, 2010.  To remain in compliance with a net worth covenant in the 2010 Baltic Trading Credit Facility, Baltic Trading would need to maintain a net worth of $232.8 million after the payment of any dividends.  We do not believe these restrictions have a significant impact on our liquidity.

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

The 2007 Credit Facility, the $253 Million Term Loan Facility, and the $100 Million Term Loan Facility each include a maximum leverage ratio covenant limiting the ratio of our net debt to EBITDA to a maximum of 5.5 to 1.  We calculate the leverage ratio under our 2007 Credit Facility, $253 Million Term Loan Facility, and $100 Million Term Loan Facility by dividing our Average Consolidated Net Indebtedness by our Consolidated EBITDA as defined under these facilities.  There is no leverage ratio covenant under the Baltic Trading 2010 Credit Facility.  Average Consolidated Net Indebtedness is the monthly average of our indebtedness as defined under the facilities, which at September 30, 2011 consisted of long-term debt, the 2010 Notes, cash and cash equivalents (excluding restricted cash) and the letter of credit issued related to leases.

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

We were in compliance with the maximum leverage ratio covenant under our credit facilities at September 30, 2011 but would have not remained in compliance at that date with a 10% reduction in our EBITDA.  We believe that given the current prolonged weakness in drybulk shipping rates, we likely will not meet this ratio at some point by the end of the first quarter of 2012.  While we are seeking waivers or modifications to our credit agreements, which may be subject to certain conditions, and may also seek to raise additional capital through equity or debt offerings or selling assets (including vessels), we cannot be certain that we will accomplish any such actions.  Absent such waivers or modifications, if we do not comply with these covenants, it would be an event of default under our credit agreements if we do not remedy our noncompliance within the applicable period following notice from our lenders.  Upon an event of default under any of these three credit facilities, our lenders under each of these facilities may declare the indebtedness under our credit facilities to be immediately due and payable, and they may also terminate our ability to borrow further amounts under these facilities.  In addition, if payment of any of our credit facility indebtedness were accelerated and such acceleration remained uncured within 30 days after we receive notice under the Indenture for our 2010 Notes, we would be in default under the Indenture, and our indebtedness under the 2010 Notes could be declared immediately due and payable unless we obtain a waiver.  We can make no assurances that we could obtain additional or substitute financing if payment of any our indebtedness is accelerated.  As a result, we may experience a material adverse effect on our business, financial condition, results of operations, and cash flows.

Dividend Policy

Historically, our dividend policy, which commenced in November 2005, has been to declare quarterly distributions to shareholders by each February, May, August and November, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our Board of Directors determines we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  In the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.  Under the current terms of the 2007 Credit Facility, we are required to suspend the payment of cash dividends until we can represent that we are in a position to satisfy the collateral maintenance covenant.  Refer to the 2010 10-K for further information regarding the current terms of the 2007 Credit Facility.  As such, a dividend has not been declared during 2009, 2010 or the nine months ended September 30, 2011.

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

Share Repurchase Program

On February 13, 2008, our board of directors approved our share repurchase program for up to a total of $50.0 million of our common stock.  Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program were determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act.  The program does not require us to purchase any specific number or amount of shares and may be suspended or reinstated at any time in our discretion and without notice.  Repurchases under the program are subject to restrictions under the 2007 Credit Facility.  Currently, the terms of the 2007 Credit Facility require us to suspend all share repurchases until we can represent that we are in a position to again satisfy the collateral maintenance covenant.  Refer to the 2010 10-K for further information.  There were no share repurchases during the three and nine months ended September 30, 2011 or 2010.

Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 2011 and 2010 was $121.3 million and $189.7 million, respectively. The decrease in cash provided by operating activities was primarily due to lower net income for the nine months of 2011, which resulted primarily from lower charter rates achieved in the 2011 period versus the same period last year for the majority of the vessels in our fleet. For the nine months ended September 30, 2011 as compared to September 30, 2010, the lower net income was offset by significantly higher depreciation and amortization due to the operation of a larger fleet.

Net cash used in investing activities for the nine months ended September 30, 2011 and 2010 was $100.4 million and $795.2 million, respectively.  The decrease was primarily due to fewer funds used for deposits and purchases of vessels during the first nine months of 2011 compared to the same period of 2010. For the nine months ended September 30, 2011, cash used in investing activities primarily related to the purchase of vessels in the amount of $98.9 million. For the nine months ended September 30, 2010, cash used in investing activities primarily related to purchases of vessels in the amount of $789.5 million and deposits on vessels in the amount of $31.5 million.  This was offset by proceeds of $36.6 million related to the back to back sale of one vessel to MEP

Net cash used in financing activities was $39,000 during the nine months ended September 30, 2011 as compared to $682.1 million in net cash provided by financing activities during the nine months ended September 30, 2010. Cash used in financing activities in 2011 mainly consisted of $21.5 million of proceeds from the $253 Million Term Loan Facility related to the Bourbon vessels acquired and $40.0 million of proceeds from the $100 Million Term Loan Facility offset by the following uses of cash: $37.5 million repayment of debt under the 2007 Credit Facility, $14.8 million repayment of debt under the $253 Million Term Loan Facility, $3.2 million repayment of debt under the $100 Million Term Loan Facility and the $5.6 million dividend payments of our subsidiary, Baltic Trading, to its outside shareholders. For the same period last year, cash provided by financing activities consisted of $231.5 million of proceeds from the $253 Million Term Loan Facility, $40.0 million of proceeds from the $100 Million Term Loan Facility, $214.5 million of proceeds from the initial public offering of Baltic Trading Limited, $125.0 million of proceeds from the issuance of convertible senior notes, $55.2 million of proceeds from the issuance of common stock and $69.8 million of proceeds from the 2010 Baltic Trading Credit Facility offset by repayments on the 2007 Credit Facility of $37.5 million, $3.7 million for payments of common stock issuance costs, $8.8 million for payments of deferred financing costs and the $2.7 million dividend payment of our subsidiary, Baltic Trading.

Credit Facilities

Refer to the 2010 10-K for a summary and description of our outstanding credit facilities, including the underlying financial and non-financial covenants.

As of September 30, 2011, we believe we are in compliance with all of the financial covenants under our 2007 Credit Facility (with the exception of the collateral maintenance financial covenant, which has been waived as discussed in Note 9 — Long-Term Debt of our condensed consolidated financial statements), the $100 Million Term Loan Facility, the $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At September 30, 2011 and December 31, 2010, we had nine and ten interest rate swap agreements with DnB NOR Bank, respectively, to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $706.2 million and $756.2 million, respectively, and the swaps have specified rates and durations.

Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed consolidated financial statements, which summarizes the interest rate swaps in place as of September 30, 2011 and December 31, 2010.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contract, or commitments to perform in the future a shipping service between ship owners, charterers and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of September 30, 2011 and December 31, 2010.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of September 30, 2011.  The table incorporates our agreement with Metrostar to acquire one remaining Handysize vessel for an aggregate remaining purchase price of $29.9 million.  Additionally, the table incorporates the employment agreement entered into in September 2007 with our Chief Financial Officer, John Wobensmith.  The interest and borrowing fees reflect the 2007 Credit Facility, the 2010 Baltic Trading Credit Facility, as amended, the $100 Million Term Loan Facility, the $253 Million Term Loan Facility and the 2010 Notes utilizing the coupon rate of 5% which were issued on July 27, 2010 and the interest rate swap agreements as discussed above under the section “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements.”  The following table also incorporates the future lease payments associated with the current lease agreement as well at the new lease agreement entered into effective April 4, 2011.  Refer to Note 17 — Commitments and Contingencies for further information regarding the terms of the current and new lease agreements.

	Total	Less than One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Credit Agreements (3)	$1,649,854	$19,113	$402,772	$586,911	$641,058
2010 Notes	125,000	—	—	125,000	—
Remainder of purchase price of vessel (2)	29,925	29,925	—	—	—
Interest and borrowing fees	220,586	19,235	112,760	70,133	18,458
Executive employment agreement	456	118	338	—	—
Office leases	27,501	211	2,999	3,065	21,226
Totals	$2,053,322	$68,602	$518,869	$785,109	$680,742

(1)          Represents the three-month period ending December 31, 2011.

(2)          The timing of this obligation is based on the actual or estimated delivery date for the anticipated delivery of the vessel as provided by the seller of the respective vessel.

(3)          On November 7, 2011, $20.0 million was drawn down on our $100 Million Term Loan Facility in order to fund the purchase of the Genco Spirit, which is expected to be delivered on or about November 10, 2011.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings. We estimate our drydocking costs and scheduled off-hire days for our fleet through 2012 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2011 (October 1- December 31, 2011)	$2.0	60
2012	$11.2	340

The costs reflected are estimates based on drydocking our vessels in China.  We estimate that each drydock will result in 20 days of off-hire.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.

During the nine months ended September 30, 2011 and 2010, we incurred a total of $2.7 million and $3.2 million of drydocking costs, respectively.

We estimate that three of our vessels will be drydocked in the remainder of 2011.  An additional 17 of our vessels will be drydocked in 2012.

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

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value.  Effective January 1, 2011, we increased the estimated scrap value of the vessels from $175/lwt to $245/lwt prospectively based on the 15-year average scrap value of steel.  This increase in the residual value of the vessels will decrease the annual depreciation charge over the remaining useful life of the vessel.  During the three and nine months ended September 30, 2011, the increase in the estimated scrap value resulted in a decrease in depreciation expense of approximately $0.6 million and $1.9 million, respectively.  Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2010 10-K.  Excluding the three Bourbon vessels we resold immediately upon delivery to MEP at our cost, we have sold three of our vessels since our inception and realized a profit in each instance.  However, we did determine to cancel an acquisition of six drybulk newbuildings in November 2008, incurring a $53.8 million loss from the forfeiture of our deposit and related interest.

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $100 Million Term Loan Facility and our $253 Million Term Loan Facility, as well as the 2010 Baltic Trading Credit Facility, at September 30, 2011, and the collateral maintenance covenant under our 2007 Credit Facility was waived at September 30, 2011, as discussed in Note 9 — Long-Term Debt in our condensed consolidated financial statements.  In the chart below, we list each of our vessels that represent the collateral for the aforementioned credit facilities, the year it was built, the year we acquired it, and its carrying value at September 30, 2011.  We have indicated by an asterisk those vessels for which the vessel valuations for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date were lower than their carrying values at September 30, 2011.  For the Genco Ocean,  Genco Bay, Genco Avra and Genco Mare, the last compliance testing date was August 17, 2011, in accordance with the terms of the

$100 Million Term Loan Facility; and for all other vessels, the compliance testing date was June 30, 2011, in accordance with the terms of the applicable credit facility.

The amount by which the carrying value at September 30, 2011 of vessels marked with an asterisk exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.6 million to $69.5 million.  The average amount by which the carrying value of the vessels marked with an asterisk exceeded the valuation of such vessels for covenant compliance purposes was $22.9 million.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels, which can be significant.

Vessels	Year Built	Year Acquired	Carrying Value (U.S. Dollars in thousands)
2007 Credit Facility
Genco Reliance	1999	2004	$16,790
Genco Vigour	1999	2004	22,909
Genco Explorer	1999	2004	16,681
Genco Carrier	1998	2004	17,073
Genco Sugar	1998	2004	15,687
Genco Pioneer	1999	2005	16,555
Genco Progress	1999	2005	16,699
Genco Wisdom	1997	2005	16,178
Genco Success	1997	2005	16,102
Genco Beauty	1999	2005	23,052
Genco Knight	1999	2005	22,810
Genco Leader	1999	2005	22,790
Genco Marine	1996	2005	15,601
Genco Prosperity	1997	2005	16,360
Genco Muse*	2001	2005	22,518
Genco Acheron	1999	2006	22,616
Genco Surprise	1998	2006	21,533
Genco Augustus*	2007	2007	109,580
Genco Tiberius*	2007	2007	109,765
Genco London*	2007	2007	110,946
Genco Titus*	2007	2007	111,413
Genco Challenger*	2003	2007	34,714
Genco Charger*	2005	2007	37,921
Genco Warrior*	2005	2007	55,549
Genco Predator*	2005	2007	57,039
Genco Hunter*	2007	2007	60,632
Genco Champion*	2006	2008	39,524
Genco Constantine*	2008	2008	116,869
Genco Raptor*	2007	2008	80,001
Genco Cavalier*	2007	2008	65,365
Genco Thunder*	2007	2008	80,096
Genco Hadrian*	2008	2008	114,492
Genco Commodus*	2009	2009	116,913
Genco Maximus*	2009	2009	116,848
Genco Claudius*	2010	2009	118,576
TOTAL			$1,858,197

$ 100 Million Term Loan Facility
Genco Bay*	2010	2010	32,974
Genco Ocean*	2010	2010	33,007
Genco Avra*	2011	2011	34,100
Genco Mare*	2011	2011	33,966
TOTAL			$134,047

$ 253 Million Term Loan Facility
Genco Aquitaine*	2009	2010	34,772
Genco Ardennes*	2009	2010	34,946
Genco Auvergne*	2009	2010	34,882
Genco Bourgogne*	2010	2010	34,839
Genco Brittany*	2010	2010	34,899
Genco Languedoc*	2010	2010	35,073
Genco Loire*	2009	2010	31,806
Genco Lorraine*	2009	2010	31,493
Genco Normandy*	2007	2010	29,178
Genco Picardy*	2005	2010	28,968
Genco Provence*	2004	2010	28,620
Genco Pyrenees*	2010	2010	34,784
Genco Rhone*	2011	2011	36,462
TOTAL			$430,722

2010 Baltic Trading Credit Facility
Baltic Leopard*	2009	2009	33,376
Baltic Panther*	2009	2010	33,453
Baltic Cougar*	2009	2010	33,604
Baltic Jaguar*	2009	2010	33,502
Baltic Bear*	2010	2010	69,833
Baltic Wolf*	2010	2010	69,495
Baltic Wind*	2009	2010	32,022
Baltic Cove*	2010	2010	32,311
Baltic Breeze*	2010	2010	32,882
TOTAL			$370,478

Consolidated Total			$2,793,444

*              Please see paragraphs preceding the table.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  We held nine and ten interest rate swap agreements with DnB NOR Bank at September 30, 2011 and December 31, 2010, respectively, to manage future interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $706.2 million and $756.2 million, respectively, and the swaps have specified rates and durations.  Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed consolidated financial statements which summarizes the interest rate swaps in place as of September 30, 2011 and December 31, 2010.

The swap agreements with effective dates prior to September 30, 2011 synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of the swap plus the applicable margin of 2.00% as discussed as discussed in the “2007 Credit Facility” section of Note 9 — Long-Term Debt of our condensed consolidated financial statements.

The total liability associated with the swaps at September 30, 2011 is $32.9 million, of which $5.5 million is current, and $43.3 million at December 31, 2010, of which $4.4 million is current, and is presented as the fair value of derivatives on the balance sheet.  As of September 30, 2011 and December 31, 2010, the Company has accumulated other comprehensive loss (“AOCI”) of ($32.8) million and ($43.2) million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in a minimal amount of other (expense) income during the three and nine months ended September 30, 2011 and 2010.  At September 30, 2011, ($16.8) million of AOCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  For the nine months ended September 30, 2011 and 2010, we paid LIBOR plus 2.00% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for such swap’s effective period.  During the nine months ended September 30, 2011 and 2010, we also paid LIBOR plus 3.00% on the outstanding debt under the $100 Million Term Loan Facility and the $253 Million Term Loan Facility.  Interest expense was not incurred on outstanding debt related to the $100 Million Term Loan Facility and the $253 Million Term Loan Facility until these credit facilities were entered into until the third quarter of 2010. Additionally, we paid LIBOR plus 3.25% on the outstanding debt related to the 2010 Baltic Trading Credit Facility until November 30, 2010 when an amendment of the facility lowered the applicable margin from 3.25% to 3.00%.  A 1% increase in LIBOR would result in an increase of $7.0 million in interest expense for the nine months ended September 30, 2011, considering the increase would be only on the unhedged portion of the debt.

Derivative financial instruments

As of September 30, 2011 and December 31, 2010, we held nine and ten interest rate swap agreements, respectively, with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $706.2 million and $756.2 million, respectively, and the swaps have specified rates and durations.  Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed consolidated financial statements, which summarizes the interest rate swaps in place as of September 30, 2011 and December 31, 2010.

The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  The interest rate differential pertaining to the interest rate swaps for the three months ended September 30, 2011 and 2010 was $7.4 million and $7.3 million, respectively.  The interest rate differential pertaining to the interest rate swaps for the nine months ended September 30, 2011 and 2010 was $22.0 million and $22.5 million, respectively.  The Company is currently utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of AOCI.  The ineffective portion is recognized as other (expense) income, which is a component of other (expense) income.  If for any period of time we did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation would be recognized as other (expense) income.

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

Investments

We hold an investment in Jinhui of $27.8 million at September 30, 2011, which is classified as available for sale under Accounting Standards Codification 320-10, Investments — Debt and Equity Securities (“ASC 320-10”).  The investment is classified as a noncurrent asset based on our intent to hold the investment at each reporting date.  The investments that are classified as available for sale are subject to risk of changes in market value, which if determined to be impaired (other than temporarily impaired), could result in realized impairment losses.  The Company reviews the carrying value of such investments on a quarterly basis to determine if any valuation adjustments are appropriate under ASC 320-10.  We will continue to evaluate the investment on a quarterly basis to determine the likelihood of any further significant adverse effects on the fair value.  For the three and nine months ended September 30, 2011, we have not deemed our investment to be impaired.  In the event we determine that the Jinhui investment is subject to any impairment, the amount of the impairment would be reclassified from AOCI and recorded as a loss in the Condensed Consolidated Statement of Operations for the amount of the impairment.

ITEM 4.        CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-

15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

ITEM 1A.      RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.  Below is updated information for the following risk factors:

The current global economic downturn may continue to negatively impact our business.

We believe that given the current prolonged weakness in drybulk shipping rates, we likely will not meet the maximum leverage ratio covenant under our credit facilities at some point by the end of the first quarter of 2012.  While we are seeking waivers or modifications to our credit agreements, which may be subject to certain conditions, and may also seek to raise additional capital through equity or debt offerings or selling assets (including vessels), we cannot be certain that we will accomplish any such actions.  Absent such waivers or modifications, if we do not comply with these covenants and fail to cure our non-compliance following notice and expiration of applicable cure periods, we may be in default of one or more of our credit facilities. If such a default occurs, we may also be in default under the Indenture for our 2010 Notes.  As a result, some or all of our indebtedness could be declared immediately due and payable, we may not be able to borrow further under our credit facilities and we may have to seek alternative sources of financing on terms that may not be favorable to us. If we are unable to service or refinance our current or future indebtedness, we may have to take actions such as reducing or delaying acquisitions or capital expenditures, selling assets, refinancing our indebtedness or seeking additional debt or equity capital. We may therefore experience a material adverse effect on our business, financial condition, results of operations, and cash flows.

We may have to pay U.S. tax on U.S. source income, which would reduce our net income and cash flows.

Based on the ownership of our stock, we believe that we satisfied the publicly traded requirement for an exemption from U.S. federal income tax on our shipping income derived from U.S. sources pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, as amended, for 2010 and that we should satisfy it for 2011.  However, if persons who actively or constructively own 5% or more of our stock, or 5% shareholders, were to own more than 50% of our common stock for more than half the days of any taxable year, we may not be eligible to claim exemption from tax under Section 883 for such taxable year.  As of November 9, 2011, based on the holdings of our Chairman, Peter C. Georgiopoulos and the holdings of other investors reported on Schedule 13G, our 5% shareholders owned approximately 34.34% of our common stock.  We can provide no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for exemption from tax in future years.

In addition, the risk factor entitled “Peter Georgiopoulos owns a large portion of our outstanding common stock, which may limit your ability to influence our actions” is updated in its entirety as follows:

Certain shareholders own large portions of our outstanding common stock, which may limit your ability to influence our actions.

As of November 9, 2011, Peter C. Georgiopoulos, our Chairman, owned approximately 12.50% of our common stock directly or through Fleet Acquisition LLC.  Also as of November 9, 2011, Nevada Capital Corporation Limited, a company unaffiliated with Mr. Georgiopoulos, owned approximately 16.68% of our common stock.  As a result of this share ownership and for so long as either such shareholder owns a significant percentage of our outstanding common stock, either such shareholder will be able to influence the outcome of any shareholder vote, including the election of directors, the adoption or amendment of provisions in our articles of incorporation or by-laws and possible mergers, corporate control contests and other significant corporate transactions.  This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, merger, consolidation, takeover or other business combination involving us.  This concentration of ownership could also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock.

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

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (Unaudited), (iii) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2011 and 2010 (Unaudited), (iv) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010 (Unaudited), (v) Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2011 and 2010 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2011 and 2010 (Unaudited).**

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

GENCO SHIPPING & TRADING LIMITED

DATE: November 9, 2011	By:	/s/ Robert Gerald Buchanan
Robert Gerald Buchanan
President
(Principal Executive Officer)

DATE: November 9, 2011	By:	/s/ John C. Wobensmith
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

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (Unaudited), (iii) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2011 and 2010 (Unaudited), (iv) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010 (Unaudited), (v) Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2011 and 2010 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2011 and 2010 (Unaudited).**

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