Form 10-K
period 2011-12-31
GENCO SHIPPING & TRADING LTD
filed 2012-02-22
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission file number 000-51442

GENCO SHIPPING & TRADING LIMITED

(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	98-043-9758
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

299 Park Avenue, 12th Floor, New York, New York	10171
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $7.52 per share as of June 30, 2011 on the New York Stock Exchange, was approximately $222.3 million.  The registrant has no non-voting common equity issued and outstanding.  The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock as of February 22, 2012 was 36,307,598 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011, are incorporated by reference in Part III herein.

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a New York City-based company, incorporated in the Marshall Islands in 2004.  We transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding vessels of Baltic Trading Limited (“Baltic Trading”), our fleet currently consists of 53 drybulk carriers, including nine Capesize, eight Panamax, 17 Supramax, six Handymax and 13 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 3,810,000 dwt.  The average age of our current fleet is approximately 6.8 years, as compared to the average age for the world fleet of approximately 12 years for the drybulk shipping segments in which we compete.  All of the vessels in our fleet were built in shipyards with reputations for constructing high-quality vessels.  The majority of the vessels in our fleet are currently on time charter contracts or spot market-related time charters.  Five of our vessels currently operate in the Lauritzen Pool.  Under a pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these five vessels are subject to the fluctuations of the spot market.  Most of our vessels are chartered to well-known charterers, including Lauritzen Bulkers A/S or LB/IVS Pool, in which Lauritzen Bulkers A/S acts as the pool manager (collectively, “Lauritzen Bulkers”), Cargill International S.A. (“Cargill”), Pacific Basin Chartering Ltd. (“Pacbasin”), Trafigura Beheer B.V. (“Trafigura”), Klaveness Chartering (“Klaveness) and Swissmarine Services S.A. (“Swissmarine”).

In addition, Baltic Trading’s fleet currently consists of two Capesize, four Supramax and three Handysize drybulk carriers with an aggregate carrying capacity of approximately 672,000 dwt.

Depending on market conditions, we intend to acquire additional modern, high-quality drybulk carriers through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow.  In connection with the acquisitions made during 2007 through 2011 and our growth strategy, we negotiated the 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility (each as defined herein) that we have used to acquire vessels.  We expect to fund acquisitions of additional vessels using cash reserves set aside for this purpose or additional borrowings and may consider additional debt or equity financing alternatives from time to time.

On June 3, 2010, we entered into an agreement to purchase a total of eight Handysize drybulk vessels, including five newbuildings, from companies within the Metrostar Management Corporation group of companies (“Metrostar”) for an aggregate purchase price of $266.0 million.  Five of these vessels are owned by us and three are owned by Baltic Trading.  Additionally, on June 24, 2010, we entered into a Master Agreement with Bourbon SA (“Bourbon”) to purchase 16 drybulk vessels, including two newbuildings, for an aggregate purchase price of $545.0 million.  We retained 13 of the 16 vessels, including one newbuilding, and the remaining three vessels were immediately resold to Maritime Equity Partners LLC (“MEP”), a company managed by a Company owned by our Chairman, Peter C. Georgiopoulos.  All eight vessels have been delivered from Metrostar and all 16 vessels have been delivered from Bourbon, three of which were sold to MEP.

In order to fund the acquisition of these vessels, we entered into two senior secured term loan facilities.  On August 12, 2010, we entered into a $100 million senior secured term loan facility (the “$100 Million Term Loan Facility”) to be utilized to fund or refund to us a portion of the purchase price of the acquisition of five vessels from Metrostar.  On August 20, 2010, we entered into a $253 million senior secured term loan facility (the “$253 Million Term Loan Facility”) to fund a portion of the purchase price of the acquisition of 13 vessels from Bourbon.  The Baltic Trading vessels have been funded utilizing its $150 million senior secured revolving credit facility (the “2010 Baltic Trading Credit Facility”).

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

Baltic Trading, formerly our wholly-owned subsidiary, completed its initial public offering, or IPO, on March 15, 2010.  As of December 31, 2011, our wholly-owned subsidiary Genco Investments LLC owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 25.11% ownership interest in Baltic Trading at December 31, 2011 and 83.41% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Baltic Trading is consolidated as we control a majority of the voting interest in Baltic Trading.  Management’s discussion and analysis of our results of operations and financial condition includes the results of Baltic Trading.

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

We provide technical services for drybulk vessels purchased by MEP under an agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  MEP will have the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee or without a fee upon a change of our control.  We may terminate provision of the services at any time on 60 days notice.  Mr. Georgiopoulos is a minority investor in MEP, and affiliates of Oaktree Capital Management, L.P., of which Stephen A. Kaplan, one of our directors, is a principal, are majority investors in MEP.  This arrangement was approved by an independent committee of our Board of Directors.

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

299 Park Avenue, 12th Floor

New York, NY 10171

BUSINESS STRATEGY

Our strategy is to manage and expand our fleet in a manner that maximizes our cash flows from operations.  To accomplish this objective, we intend to:

•                  Strategically expand the size of our fleet — Depending on market conditions, we intend to acquire additional modern, high-quality drybulk carriers through timely and selective acquisitions of vessels in a manner that is accretive to our cash flows.  We expect to fund acquisitions of additional vessels using cash reserves set aside for this purpose, debt and utilizing equity financing alternatives.

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

•                  Pursue an appropriate balance of time and spot charters - All of our 53 vessels, excluding those of Baltic Trading, are under time charters, spot market-related time charters or pool agreements.  Charters under fixed rate contracts provide us with relatively stable revenues, and charterers under spot market-related time charters provide us with market revenues, both of which provide us with a high fleet utilization.  We may in the future pursue other market opportunities for our vessels to capitalize on market conditions, including arranging longer or shorter charter periods and entering into short-term time charters, voyage charters and use of vessel pools.  Our charter strategy through the current unfavorable market condition has been focused on signing short-term or spot market-related contracts with multinational charterers in order to preserve our ability to capitalize on possible future rate increases.

•                  Maintain low-cost, highly efficient operations — During the year ended December 31, 2011, we outsourced technical management of our fleet, to Wallem Shipmanagement Limited (“Wallem”), Anglo-Eastern Group (“Anglo”), and V.Ships Limited (“V.Ships”), third-party independent technical managers, at a cost we believe is lower than what we could achieve by performing the function in-house.  Our management team actively monitors and controls vessel operating expenses incurred by the independent technical managers by overseeing their activities.  Finally, we seek to maintain low-cost, highly efficient operations by capitalizing on the cost savings and economies of scale that result from operating sister ships.

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

OUR FLEET

The table below summarizes the characteristics of our vessels, including those of Baltic Trading:

Genco Shipping & Trading Limited:

Vessel	Class	Dwt	Year Built

Genco Augustus	Capesize	180,151	2007
Genco Claudius	Capesize	169,025	2010
Genco Constantine	Capesize	180,183	2008
Genco Commodus	Capesize	169,025	2009
Genco Hadrian	Capesize	169,694	2008
Genco London	Capesize	177,833	2007
Genco Maximus	Capesize	169,025	2009
Genco Tiberius	Capesize	175,874	2007
Genco Titus	Capesize	177,729	2007
Genco Acheron	Panamax	72,495	1999
Genco Beauty	Panamax	73,941	1999

Vessel	Class	Dwt	Year Built
Genco Knight	Panamax	73,941	1999
Genco Leader	Panamax	73,941	1999
Genco Raptor	Panamax	76,499	2007
Genco Surprise	Panamax	72,495	1998
Genco Thunder	Panamax	76,588	2007
Genco Vigour	Panamax	73,941	1999
Genco Aquitaine	Supramax	57,981	2009
Genco Ardennes	Supramax	57,981	2009
Genco Auvergne	Supramax	57,981	2009
Genco Bourgogne	Supramax	57,981	2010
Genco Brittany	Supramax	57,981	2010
Genco Cavalier	Supramax	53,617	2007
Genco Hunter	Supramax	58,729	2007
Genco Languedoc	Supramax	57,981	2010
Genco Loire	Supramax	53,416	2009
Genco Lorraine	Supramax	53,416	2009
Genco Normandy	Supramax	53,596	2007
Genco Picardy	Supramax	55,257	2005
Genco Predator	Supramax	55,407	2005
Genco Provence	Supramax	55,317	2004
Genco Pyrenees	Supramax	57,981	2010
Genco Rhone	Supramax	58,018	2011
Genco Warrior	Supramax	55,435	2005
Genco Carrier	Handymax	47,180	1998
Genco Marine	Handymax	45,222	1996
Genco Muse	Handymax	48,913	2001
Genco Prosperity	Handymax	47,180	1997
Genco Success	Handymax	47,186	1997
Genco Wisdom	Handymax	47,180	1997
Genco Avra	Handysize	34,391	2011
Genco Bay	Handysize	34,296	2010
Genco Challenger	Handysize	28,428	2003
Genco Champion	Handysize	28,445	2006
Genco Charger	Handysize	28,398	2005
Genco Explorer	Handysize	29,952	1999
Genco Mare	Handysize	34,428	2011
Genco Ocean	Handysize	34,409	2010
Genco Pioneer	Handysize	29,952	1999
Genco Progress	Handysize	29,952	1999
Genco Reliance	Handysize	29,952	1999
Genco Spirit	Handysize	34,432	2011
Genco Sugar	Handysize	29,952	1998

Baltic Trading Limited:

Vessel	Class	Dwt	Year Built

Baltic Bear	Capesize	177,717	2010
Baltic Wolf	Capesize	177,752	2010
Baltic Cougar	Supramax	53,432	2009
Baltic Jaguar	Supramax	53,474	2009
Baltic Leopard	Supramax	53,447	2009
Baltic Panther	Supramax	53,351	2009
Baltic Breeze	Handysize	34,386	2010
Baltic Cove	Handysize	34,403	2010
Baltic Wind	Handysize	34,409	2009

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

OUR CHARTERS

As of February 21, 2012, excluding Baltic Trading, we employed 15 of our 53 drybulk carriers under time charters.  A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the disposal of the charterer.  Under a time charter, the charterer periodically pays a fixed daily charterhire rate to the owner of the vessel and bears all voyage expenses, including the cost of bunkers (“fuel”), port expenses, agents’ fees and canal dues.  Two of our vessels on time charters, the Genco Constantine and Genco Hadrian, are chartered under time charters which include a profit-sharing element.  Under these charter agreements, we receive a fixed rate of $52,750 and $65,000 per day, respectively, and an additional profit-sharing payment.  The profit-sharing between us and the respective charterer for each 15-day period is calculated by taking the average over that period of the published Baltic Cape Index of the four time charter routes as reflected in daily reports.  If such average is more than the base rate payable under the charter, the excess amount is allocable 50% to us and 50% to the charterer.  The profit sharing amount due to us is net of a 3.75% commission.  Additionally, as of February 21, 2012, we employed 33 of our 53 drybulk carriers under spot market-related time charters which are time charters with rates based on published Baltic Indices.  These types of charters are similar to time charters with the exception of having a fixed rate over the term of the time charter agreement.  As such, the revenue earned by these 33 vessels is subject to the fluctuations of the spot market.  Four of these vessels have spot market-related time charters which are linked with a floor of $8,500 and a ceiling of $13,500 daily with a 50% profit sharing arrangement to apply to any amount above the ceiling.  The rate is based on 115% of the average of the daily rates of the Baltic Handysize index as reflected in daily reports.

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

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun Logix Corporation (“Samsun”), when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application.  On February 5, 2010, the rehabilitation plan submitted by Samsun was approved by the South Korean courts.  As part of the rehabilitation process, our claim of approximately $17.2 million will be settled in the following manner: 34%, or approximately $5.9 million, will be paid in cash in annual installments on December 30th of each year from 2010 through 2019 ranging in percentages from eight to 17; the remaining 66%, or approximately $11.3 million, converted to Samsun shares at a specified value per share.  During the year ended December 31, 2011, we have recorded $0.5 million as other operating income which represents the portion (9%) of the cash settlement that was due on December 30, 2011.  During the year ended December 31, 2010, we have recorded $0.6 million as other operating income which represents the portion (10%) of the cash settlement which was due on December 30, 2010.

During January 2011, the Genco Success, a 1997-built Handymax vessel, was on charter to Korea Line Corporation (“KLC”) when KLC filed for a rehabilitation application.  At December 31, 2011 and 2010, we have limited exposure as a result of the bankruptcy protection filing by KLC.  The vessel was redelivered to us by KLC on January 29, 2011.  We estimate that we have a claim of approximately $0.9 million against KLC related primarily to unpaid revenue earned prior to re-delivery of the vessel.  If a rehabilitation plan is approved by the South Korean courts and it is determined that we will receive a cash settlement for our outstanding claim, any amounts due from KLC will be recorded once the collectibility of the receivable has been assessed and the amount has been deemed collectible.

The following table sets forth information about the current employment of the vessels currently in our fleet as of February 21, 2012:

Genco Shipping & Trading Limited

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	October 2012	100% of BCI(3)
Genco Tiberius	2007	Cargill International S.A.	August 2012	100% of BCI
Genco London	2007	Cargill International S.A.	August 2012	100% of BCI
Genco Titus	2007	Swissmarine Services S.A.	July 2012	100% of BCI
Genco Constantine	2008	Cargill International S.A.	August 2012	$52,750(4)

Genco Hadrian	2008	Cargill International S.A.	October 2012	$65,000(4)
Genco Commodus	2009	Swissmarine Services S.A.	May 2012	99% of BCI
Genco Maximus	2009	Swissmarine Services S.A.	January 2013	98.5% of BCI(5)
Genco Claudius	2010	Swissmarine Services S.A.	December 2012	98.5% of BCI(6)

Panamax Vessels
Genco Beauty	1999	U-Sea Bulk A/S, Copenhagen	March 2012	100% of BPI
Genco Knight	1999	Swissmarine Services S.A.	March 2012	100% of BPI
Genco Leader	1999	J. Aron & Company	November 2012	100% of BPI(7)
Genco Vigour	1999	Global Maritime Investments Ltd.	January 2013	97% of BPI(8)
Genco Acheron	1999	Global Maritime Investments Ltd.	December 2012	97% of BPI(9)
Genco Surprise	1998	Global Maritime Investments Ltd.	July 2012	97% of BPI(10)
Genco Raptor	2007	COSCO Bulk Carriers Co., Ltd.	April 2012	$52,800
Genco Thunder	2007	Swissmarine Services S.A.	June 2012	97% of BPI(11)

Supramax Vessels
Genco Predator	2005	Pacific Basin Chartering Ltd.	May 2012	103% of BSI
Genco Warrior	2005	Trafigura Beheer B.V.	October 2012	102% of BSI(12)
Genco Hunter	2007	Pacific Basin Chartering Ltd.	June 2012	106% of BSI
Genco Cavalier	2007	Louis Dreyfus Commodities Suisse S.A.	March 2012	$7,000(13)
Genco Lorraine	2009	Olam International Ltd.	June 2012	$18,500
Genco Loire	2009	Louis Dreyfus Commodities Suisse S.A.	February 2012	5,750(14)
Genco Aquitaine	2009	Klaveness Chartering	March 2012	102% of BSI
Genco Ardennes	2009	Klaveness Chartering	August 2012	$19,000
Genco Auvergne	2009	Pacific Basin Chartering Ltd.	March 2012	$13,500
Genco Bourgogne	2010	Western Bulk Carriers A/S	November 2012	$12,250(15)
Genco Brittany	2010	Wan Bong Chartering Co. Ltd	March 2012	$9,000(16)
Genco Languedoc	2010	Pacific Basin Chartering Ltd.	May 2012	$10,000(17)
Genco Normandy	2007	Jaldhi Overseas PTD Ltd.	February 2012	$5,025(18)
Genco Picardy	2005	Trafigura Beheer B.V.	December 2012	98% of BSI(19)
Genco Provence	2004	Hamburg Bulk Carriers	December 2012	$12,000(20)
Genco Pyrenees	2010	Setaf-Saget SAS	April 2012	$12,250(21)
Genco Rhone	2011	AMN Bulkcarriers Inc.	March 2012	102% of BSI

Handymax Vessels
Genco Success	1997	Swissmarine Services S.A.	March 2012	90% of BSI
Genco Carrier	1998	STX Pan Ocean Co. Ltd.	April 2012	$7,000(22)
Genco Prosperity	1997	Pacific Basin Chartering Ltd	May 2012	92% of BSI
Genco Wisdom	1997	Klaveness Chartering	September 2012	92% of BSI
Genco Marine	1996	ED & F MAN Shipping Ltd.	May 2012	92% of BSI
Genco Muse	2001	Trafigura Beheer B.V.	April 2012	95% of BSI

Handysize Vessels
Genco Explorer	1999	Lauritzen Bulkers A/S	May 2012	Spot(23)
Genco Pioneer	1999	Lauritzen Bulkers A/S	May 2012	Spot(23)
Genco Progress	1999	Lauritzen Bulkers A/S	February 2013	Spot(23)
Genco Reliance	1999	Lauritzen Bulkers A/S	February 2013	Spot(23)
Genco Sugar	1998	Lauritzen Bulkers A/S	February 2013	Spot(23)
Genco Charger	2005	AMN Bulkcarriers Inc.	October 2012	100% of BHSI(24)
Genco Challenger	2003	AMN Bulkcarriers Inc.	November 2012	100% of BHSI(24)
Genco Champion	2006	Pacific Basin Chartering Ltd.	March 2012	100% of BHSI
Genco Ocean	2010	Cargill International S.A.	June 2013	$8,500-$13,500 with 50% profit sharing(25)

Genco Bay	2010	Cargill International S.A.	January 2013	$8,500-$13,500 with 50% profit sharing(25)
Genco Avra	2011	Cargill International S.A.	March 2014	$8,500-$13,500 with 50% profit sharing(25)
Genco Mare	2011	Cargill International S.A.	May 2015	115% of BHSI
Genco Spirit	2011	Cargill International S.A.	September 2014	$8,500-$13,500 with 50% profit sharing(25)

(1) The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Except for the Genco Constantine and the Genco Hadrian, under the terms of each contract, the charterer is entitled to extend the time charters from two to four months in order to complete the vessel’s final voyage plus any time the vessel has been off-hire. The charterer of the Genco Hadrian has the option to extend the charter for a period of one year.  The charterer of the Genco Constantine has the option to extend the charter for a period of eight months.

(2) Time charter rates presented are the gross daily charterhire rates before third-party commissions generally ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3) We have agreed to an extension with Cargill International S.A. on a spot market-related time charter for 10.5 to 14.5 months based on 100% of the average of the daily rates of the Baltic Capesize Index (BCI) published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Capesize forward freight agreement (FFA) values at 100%.  The extension began on December 14, 2011.

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

(5) We have agreed to an extension with Swissmarine Services SA on a spot market-related time charter for 11 to 13.5 month based on 98.5% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 98.5%.  The extension began on February 12, 2012.

(6)  We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter for 11 to 13.5 months based on 98.5% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 98.5%.  The extension began on January 5, 2012.

(7) We have agreed to an extension with J. Aron & Company on a spot market-related time charter for 11 to 13.5 months based on 100% of the average of the daily rates of the Baltic Panamax Index (BPI) published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Panamax FFA values at 100%.  The extension began on December 28, 2011.

(8) We have reached an agreement with Global Maritime Investments Ltd. on a spot market-related time charter based on 97% of the average of the daily rates of the BPI, as reflected in daily reports, except for the initial 50 days in which hire will be based on 97% of the rate for the Baltic Panamax P3A route.  The spot market-related time charter is for a minimum of 11 months with hire paid every 15 days in arrears net of a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Panamax FFA values at 97%.  The vessel redelivered to us on January 27, 2012 and then went to drydock for scheduled repairs.  The vessel delivered to charterers on February 15, 2012 after the drydock concluded.

(9) We have reached an agreement with Global Maritime Investments Ltd. on a spot market-related time charter based on 97% of the average of the daily rates of the BPI, as reflected in daily reports, except for the initial 50 days in which hire will be based on 97% of the rate for the Baltic Panamax P3A route.  The spot market-related time charter is for a minimum of 11 months with hire paid every 15 days in arrears net of a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Panamax FFA values at

97%.  The vessel delivered to charterers on January 21, 2012 after the scheduled drydocking completed.  The vessel was previously fixed with Morgan Stanley Capital Group Inc. on a time charter for one trip from Indonesia to China at a rate of $10,750 per day less a 5.00% brokerage commission which ended on January 8, 2012.

(10) We have agreed to an extension with Global Maritime Investments Ltd. on a spot market-related time charter based on 97% of the average of the daily rates of the BPI, as reflected in daily reports.  The minimum and maximum expiration of the extension is July 1, 2012 and September 15, 2012, respectively, as the vessel is to go into drydock for scheduled repairs after the spot market-related time charter concludes.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Panamax FFA values at 97% until June 1, 2012.  The extension began on December 1, 2011.

(11) We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter based on 97% of the average of the daily rates of the BPI, as reflected in daily reports, except for the initial 45 days in which hire is based on 97% of the rate for the Baltic Panamax P3A route.  The minimum and maximum expiration of the extension is June 1, 2012 and August 1, 2012, respectively as the vessel is to go into drydock for scheduled repairs after the spot market-related time charter concludes.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Panamax FFA values at 97%.  The extension began on December 23, 2011.

(12) We have reached an agreement with Trafigura Beheer B.V. on a spot market-related time charter for 10.5 to 13.5 months based on 102% of the average of the daily rates of the Baltic Supramax Index (BSI) published by the Baltic Exchange, as reflected in daily reports, except for the initial 35 days in which hire is based on 102% of the rate for the Baltic Supramax S7 route.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 102%.  The vessel delivered to charterers on December 6, 2011.

(13) We have reached an agreement with Louis Dreyfus Commodities Suisse S.A. on a time charter for approximately 20 days at a rate of $7,000 per day less a 5.00% third party brokerage commission.  Hire is paid every 15 days in advance.  The vessel was previously fixed with Bulk Marine on a time charter from January 18, 2012 to February 11, 2012 at a rate of $8,000 per day less a 5.00% third party brokerage commission.

(14) We have reached an agreement with Louis Dreyfus Commodities Suisse S.A. on a time charter for approximately 20 days at a rate of $5,750 per day less a 5.00% third party brokerage commission.  Hire is paid every 15 days in advance.  The vessel’s previous time charter ended on January 27, 2012, and the vessel was delivered to its new charterer on February 8, 2012 after repositioning.  A ballast bonus was awarded after the repositioning period.

(15) We have reached an agreement with Western Bulk Carriers A/S on a time charter for 11 to 13.5 months at a rate of $12,250 per day less a 5.00% third party brokerage commission.  Hire payments are made every 15 days in advance.  The vessels previous time charter ended on December 9, 2011, and the vessel was delivered to its new charterer on December 22, 2011 after repositioning.  A ballast bonus was awarded after the repositioning period.

(16) We have reached an agreement with Wan Bong Chartering Co. Ltd. on a time charter for two laden legs at a rate of $9,000 with the first leg via China to West Africa.  Hire payments are made every 15 days in advance less a 5.00% third party brokerage commission.  The vessel delivered to charters on January 7, 2012.

(17) We have reached an agreement with Pacific Basin Chartering Ltd. on a time charter at a rate of $10,000 per day less a 5.00% third party brokerage commission for four to six months.  Hire payment is made every 15 days in advance.  The vessel delivered to charterers on January 16, 2012.

(18) We have reached an agreement with Jaldhi Overseas PTE Ltd. on a time charter at a rate of $5,025 per day less a 5.00% third party brokerage commission for approximately 25 days.  Hire payment is made every 15 days in advance.  The vessel delivered to charterers on February 3, 2012. From January 14, 2012 to January 31, 2012, the vessel was on a time charter with Oldendorff GMBH and Co. at a rate of $9,000 per day less a 5.00% third party brokerage commission.

(19) We have agreed to an extension with Trafigura Beheer B.V. on a spot market-related time charter for 10.5 to 13.5 months based on 98% of the average of the daily rates of the BSI, as reflected in daily reports, except for the initial 35 days in which hire is based on 98% of the rate for the Baltic Supramax S2 route.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 98%.  The extension began on January 31, 2012.

(20) We have reached an agreement with Hamburg Bulk Carriers on a time charter at a rate of $12,000 per day less a 5.00% third party brokerage commission for 11 to 13.5 months.  Hire payment is made every 15 days in advance.  The vessel’s previous time charter ended on December 31, 2011, and the vessel was then repositioned before delivering to Hamburg Bulk Carriers on January 16, 2012.

(21) We have agreed to an extension with Setaf-Saget SAS on a time charter for 4 to 6.5 months at a rate of $12,250 per day less a 3.75% third party brokerage commission.  Hire is paid every 15 days in advance.  The vessel began on its new rate on December 20, 2011.

(22) We have reached an agreement with STX Pan Ocean Co. Ltd. on a time charter for 2.5 to 5.5 months at a rate of $7,000 per day less a 5.00% third party brokerage commission.  Hire payment is made every 15 days in advance.  The vessel delivered to charterers on February 8, 2012.

(23) We have reached an agreement to enter these vessels into the LB/IVS Pool whereby Lauritzen Bulkers A/S acts as the pool manager. We can withdraw up to two vessels with three months’ notice and the remaining three vessels with 12 months’ notice.

(24) We have agreed to extensions with AMN Bulkcarrier Inc. for the Genco Charger and Genco Challenger on spot market-related time charterers at a rate based on 100% of the average of the daily rates of the Baltic Handysize Index (BHSI) published by the Baltic Exchange, as reflected in daily reports except for the initial 25 days in which hire will be based on 100% of the rate for the Baltic Handysize HS5 route.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  Genco maintains the option to convert the balance period to a fixed rate based on Handysize FFA values at 100%.  The duration of the extension for the Genco Charger is 9.5 to 12 months which began on January 1, 2012 while the extension for the Genco Challenger began on February 1, 2012 for 9.5 to 11.5 months.

(25) The rate for the spot market-related time charter will be linked with a floor of $8,500 and a ceiling of $13,500 daily with a 50% profit sharing arrangement to apply to any amount above the ceiling. The rate will be based on 115% of the average of the daily rates of the BHSI, as reflected in daily reports. Hire will be paid every 15 days in advance net of a 5.00% third party brokerage commission.  These vessels were acquired with existing time charters with below-market rates. For these below-market time charters, Genco allocates the purchase price between the respective vessels and an intangible liability for the value assigned to the below-market charter-hire. This intangible liability will be amortized as an increase to voyage revenues over the minimum remaining terms of the applicable charters, at which point the respective liabilities will be amortized to zero and the vessels will begin earning the ‘‘Cash Daily Rate.’’ For cash flow purposes, Genco will continue to receive the rate presented in the ‘‘Cash Daily Rate’’ column until the charter expires.  Specifically, for the Genco Spirit, Genco Avra, Genco Ocean and Genco Bay, the daily amount of amortization associated with the below-market rates will be approximately $200, $350, $700 and $750 per day over the actual cash rate earned, respectively.

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

(2)          We have agreed to terms on a spot market-related time charter with Swissmarine Services S.A. at a rate based on 101.5% of the Baltic Capesize Index (BCI). Hire is paid in arrears net of a 6.25% brokerage commission which includes the 1.25% commission payable to us.  The duration is 10.5 to 13.5 months.

(3)          We have agreed to an extension with Cargill International S.A., on a spot market-related time charter based on 100% of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% brokerage commission, which includes the 1.25% commission payable to us.  The duration of the spot market-related time charter is 11 to 13.5 months.

(4)          We have reached an agreement with Resource Marine PTE Ltd. on two spot market-related time charters for 11 to 13.5 months based on 97% of the average of the daily rates of the Baltic Supramax Index (BSI), as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to us.

(5)          We have reached an agreement with Klaveness Chartering on a spot market-related time charter based on 95% of the average of the daily rates of the BSI, as reflected in daily reports.  The duration is 22.5 to 25.5 months with hire paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to us.

(6)          We have agreed to an extension with AMN Bulkcarriers Inc., on a spot market-related time charter based on 96% of the average of the daily rates of the BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% brokerage commission, which includes the 1.25% commission payable to us.  The duration of the spot market-related time charter is 11 to 13.5 months.

(7)          The rate for each of the spot market-related time charters is based on 115% of the average of the daily rates of the Baltic Handysize Index (BHSI), as reflected in daily reports. Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to us.

CLASSIFICATION AND INSPECTION

All of our vessels have been certified as being “in class” by the American Bureau of Shipping (“ABS”), Det Norske Veritas (“DNV”), Lloyd’s Register of Shipping (“Lloyd’s”) or Bureau Veritas (“BV”).  Each of these classification societies is a member of the International Association of Classification Societies.  Every commercial vessel’s hull and machinery is evaluated by a classification society authorized by its country of registry.  The classification society certifies that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member.  Each vessel is inspected by a surveyor of the classification society in three surveys of varying frequency and thoroughness: every year for the annual survey, every two to three years for the intermediate survey and every four to five years for special surveys.  Special surveys always require drydocking.  Vessels that are 15 years old or older are required, as part of the intermediate survey process, to be drydocked every 24 to 30 months for inspection of the underwater portions of the vessel and for necessary repairs stemming from the inspection.

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

CREWING AND EMPLOYEES

Each of our vessels is crewed with 21 to 24 officers and seamen.  Our technical managers are responsible for locating and retaining qualified officers for our vessels.  The crewing agencies handle each seaman’s training, travel and payroll, and ensure that all the seamen on our vessels have the qualifications and licenses required to comply with international regulations and shipping conventions.  We typically man our vessels with more crew members than are required by the country of the vessel’s flag in order to allow for the performance of routine maintenance duties.

As of February 22, 2012, we employed 34 shore-based personnel and approximately 1,400 seagoing personnel on our vessels, including Baltic Trading.

CUSTOMERS

Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels.  We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities.  Our customers include national, regional and international companies, such as Lauritzen Bulkers, Cargill, Pacbasin, Trafigura, Klaveness and Swissmarine. For the year ended December 31, 2011, two of our charterers, Swissmarine and Cargill, each accounted for more than 10% of our voyage revenue, or 42.2% in the aggregate.

COMPETITION

Our business fluctuates in line with the main patterns of trade of the major drybulk cargoes and varies according to changes in the supply and demand for these items.  We operate in markets that are highly competitive and based primarily on supply and demand.  We compete for charters on the basis of price, vessel location and size, age and condition of the vessel, as well as on our reputation as an owner and operator.  We compete with other owners of drybulk carriers in the Capesize, Panamax, Supramax, Handymax and Handysize class sectors, some of whom may also charter our vessels as customers.  Ownership of drybulk carriers is highly fragmented and is divided among approximately 1,650 independent drybulk carrier owners.

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

In recent periods, heightened levels of environmental and operational safety concerns among insurance underwriters, regulators and charterers have led to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the drybulk shipping industry.  Increasing environmental concerns have created a demand for vessels that conform to the stricter environmental standards.  We believe that the operation of our vessels is in substantial compliance with applicable environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations.  However, because such laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels.  In addition, a future serious marine incident, such as one comparable to the 2010 Deepwater Horizon oil spill, that results in significant oil pollution or otherwise causes significant adverse environmental impact could result in additional legislation or regulation that could negatively affect our profitability.

International Maritime Organization (IMO)

The United Nations International Maritime Organization (the “IMO”) has adopted the International Convention for the Prevention of Marine Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (collectively referred to as MARPOL 73/78 and herein as “MARPOL”).  MARPOL entered into force on October 2, 1983. It has been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate. MARPOL is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried, in bulk, in liquid or packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI, lastly, relates to air emissions. Annex VI was separately adopted by the IMO in September of 1997.

Air Emissions

In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution.  Effective May 2005, Annex VI sets limits on nitrogen oxide emissions from ships whose diesel engines were constructed (or underwent major conversions) on or after January 1, 2000. It also prohibits “deliberate emissions” of “ozone depleting substances,” defined to include certain halons and chlorofluorocarbons.  “Deliberate emissions” are not limited to times when the ship is at sea; they can for example include discharges occuring in the course of the ships repair and maintenance.  Emissions of “volatile organic compounds” from certain tankers, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls (PCBs)) are also prohibited.  Annex VI also includes a global cap on the sulfur content of fuel oil (see below).

The IMO’s Maritime Environment Protection Committee, or MEPC, adopted amendments to Annex VI on October 10, 2008, which amendments were entered into force on July 1, 2010.  The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulphur contained in any fuel oil used on board ships. By January 1, 2012, the amended Annex VI requires that fuel oil contain no more than 3.50% sulfur (from the current cap of 4.50%). By January 1, 2020, sulfur content must not exceed 0.50%, subject to a feasibility review to be completed no later than 2018.

Sulfur content standards are even stricter within certain “Emission Control Areas” (“ECAs”). By July 1, 2010, ships operating within an ECA may not use fuel with sulfur content in excess of 1.0% (from 1.50%), which is further reduced to 0.10% on January 1, 2015. Amended Annex VI establishes procedures for designating new ECAs. Currently, the Baltic Sea and the North Sea have been so designated. Effective August 1, 2012, certain coastal areas of North America will also be designated ECAs, as will (effective January 1, 2014), the United States Caribbean Sea. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation. The U.S. Environmental Protection Agency promulgated equivalent (and in some senses stricter) emissions standards in late 2009.

Safety Management System Requirements

The IMO also adopted the International Convention for the Safety of Life at Sea, or SOLAS and the International Convention on Load Lines, or the LL Convention, which impose a variety of standards that regulate the design and operational features of ships.  The IMO periodically revises the SOLAS Convention and LL Convention standards.

Under Chapter IX of SOLAS, the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention, or ISM Code, our operations are also subject to environmental standards and requirements.  The ISM Code requires the owner of a vessel, or any person who has taken responsibility for operation of a vessel, to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies.  We rely upon the safety management system that we and our technical manager have developed for compliance with the ISM Code.  The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

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

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the nations signatory to such conventions.  For example, IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, in February 2004.  The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits.  The BWM Convention will not become effective until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping.  To date, there has not been sufficient adoption of this standard for it to take force.  However, Panama may adopt this standard in the relatively near future, which would be sufficient for it to take force. Upon entry into force of the BWM Convention, mid-ocean ballast exchange would be mandatory for our vessels, and our vessels would be required to be equipped with ballast water treatment systems that meet mandatory concentration limits, in each case not later than the first intermediate or renewal survey, whichever occurs first, after the anniversary date of delivery of the vessel in 2016.  If mid-ocean ballast exchange is made mandatory, or if ballast water treatment requirements or options are instituted, the cost of compliance could increase for ocean carriers, and the costs of ballast water treatment may be material.

The IMO adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage, or the Bunker Convention, to impose strict liability on ship owners for pollution damage in jurisdictional waters of ratifying states caused by discharges of bunker fuel. The Bunker Convention requires registered owners of ships over 1,000 gross tons to maintain insurance for pollution damage in an amount equal to the limits of liability under the applicable national or international limitation regime (but not exceeding the amount calculated in accordance with the Convention on Limitation of Liability for Maritime Claims of 1976, as amended). With respect to non-ratifying states, liability for spills or releases of oil carried as fuel in ship’s bunkers typically is determined by the national or other domestic laws in the jurisdiction where the events or damages occur.

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

Anti-Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti-fouling Systems on Ships, or the Anti-fouling Convention.  The Anti-fouling Convention prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels after September 1, 2003.  The exteriors of vessels constructed prior to January 1, 2003 that have not been in drydock must, as of September 17, 2008, either not contain the prohibited compounds or have coatings applied to the vessel exterior that act as a barrier to the leaching of the prohibited compounds.  Vessels of over 400 gross tons engaged in international voyages must obtain an International Anti-fouling System Certificate and undergo a survey before the vessel is put into service or when the anti-fouling systems are altered or replaced. We have obtained Anti-fouling System Certificates for all of our vessels that are subject to the Anti-fouling Convention.

The IMO continues to review and introduce new regulations.  It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on our operations.

The U.S. Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act

The U.S. Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills.  OPA affects all “owners and operators” whose vessels trade in the United States, its territories and possessions or whose vessels operate in U.S. waters, which includes the U.S. territorial sea and its 200 nautical mile exclusive economic zone.  The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances other than oil, whether on land or at sea.  OPA and CERCLA both define “owner and operator” in the case of a vessel as any person owning, operating or chartering by demise, the vessel. Accordingly, both OPA and CERCLA impact our operations.

Under OPA, vessel owners and operators are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels.  OPA defines these other damages broadly to include:

•                  injury to, destruction or loss of, or loss of use of, natural resources and related assessment costs;

•                  injury to, or economic losses resulting from, the destruction of real and personal property;

•                  net loss of taxes, royalties, rents, fees or net profit revenues resulting from injury, destruction or loss of real or personal property, or natural resources;

•                  loss of subsistence use of natural resources that are injured, destroyed or lost;

•                  lost profits or impairment of earning capacity due to injury, destruction or loss of real or personal property or natural resources; and

•                  net cost of increased or additional public services necessitated by removal activities following a discharge of oil, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs.  Effective July 31, 2009, the U.S. Coast Guard adjusted the limits of OPA liability for non-tank vessels to the greater of $1,000 per gross ton or $854,400 (subject to periodic adjustment for inflation).  These limits of liability do not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party’s gross negligence or willful misconduct.  The limitation on liability similarly does not apply if the responsible party fails or refuses to (i) report the incident where the responsibility party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

CERCLA contains a similar liability regime whereby owners and operators of vessels are liable for cleanup, removal and remedial costs, as well as damage for injury to, or destruction or loss of, natural resources, including the reasonable costs associated with assessing same, and health assessments or health effects studies.  There is no liability if the discharge of a hazardous substance results solely from the act or omission of a third party, an act of God or an act of war.  Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million for vessels carrying a hazardous substance as cargo and the greater of $300 per gross ton or $500,000 for any other vessel.  These limits do not apply (rendering the responsible person liable for the total cost of response and damages) if the release or threat of release of a hazardous substance resulted from willful misconduct or negligence, or the primary cause of the release was a violation of applicable safety, construction or operating standards or regulations.  The limitation on liability also does not apply if the responsible person fails or refused to provide all reasonable cooperation and assistance as requested in connection with response activities where the vessel is subject to OPA.

OPA and CERCLA both require owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the maximum amount of liability to which the particular responsible person may be subject. Vessel owners and operators may satisfy their financial responsibility obligations by providing a proof of insurance, a surety bond, qualification as a self-insurer or a guarantee. We plan to comply with the U.S. Coast Guard’s financial responsibility regulations by providing a certificate of responsibility evidencing sufficient self-insurance.  The 2010 Deepwater Horizon oil spill in the Gulf of Mexico may also result in additional regulatory initiatives or statutes, including the raising of liability caps under OPA.  Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes.  Additional legislation or regulations applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.

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

Other United States Environmental Regulations

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

The EPA regulates the discharge of ballast water and other substances in U.S. waters under the CWA.  EPA regulations require vessels 79 feet in length or longer (other than commercial fishing and recreational vessels) to comply with a Vessel General Permit authorizing ballast water discharges and other discharges incidental to the operation of vessels.  The Vessel General Permit imposes technology and water-quality based effluent limits for certain types of discharges and establishes specific inspection, monitoring, recordkeeping and reporting requirements to ensure the effluent limits are met. The EPA has proposed a draft 2013 Vessel General Permit to replace the current Vessel General Permit upon its expiration on December 19, 2013, authorizing discharges incidental to operations of commercial vessels. The draft permit also contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in US waters, more stringent requirements for exhaust gas scrubbers and the use of environmentally acceptable lubricants.  U.S. Coast Guard regulations adopted under the U.S. National Invasive Species Act, or NISA, also impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering or operating in U.S. waters. In 2009 the Coast Guard proposed new ballast water management standards and practices, including limits regarding ballast water releases.  As of November 2011, the Office of Management and Budget continues to review this proposed rule. Compliance with the EPA and the U.S. Coast Guard regulations could require the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost, and/or otherwise restrict our vessels from entering U.S. waters.

European Union Regulations

In October 2009, the European Union amended a directive to impose criminal sanctions for illicit ship-source discharges of polluting substances, including minor discharges, if committed with intent, recklessly or with serious negligence and the discharges individually or in the aggregate result in deterioration of the quality of water. Aiding and abetting the discharge of a polluting substance may also lead to criminal penalties. Member States were required to enact laws or regulations to comply with the directive by the end of 2010. Criminal liability for pollution may result in substantial penalties or fines and increased civil liability claims. The directive applies to all types of vessels, irrespective of their flag, but certain exceptions apply to warships or where human safety or that of the ship is in danger.

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions. However, in July 2011 the MEPC adopted two new sets of mandatory requirements to address greenhouse gas emissions from ships that will enter into force in January 2013. Currently operating ships will be required to develop Ship Energy Efficiency Management Plans, and minimum energy efficiency levels per capacity mile will apply to new ships. These requirements could cause us to incur additional compliance costs. The IMO is also considering the development of market-based mechanisms to reduce greenhouse gas emissions from ships. The European Union has indicated that it intends to propose an expansion of the existing European Union emissions trading scheme to include emissions of greenhouse gases from marine vessels, and in January 2012 the European Commission launched a public consultation on possible measures to reduce greenhouse gas emissions from ships. In the United States, the EPA has issued a finding that greenhouse gases endanger the public health and safety and has adopted regulations to limit greenhouse gas emissions from certain mobile sources and large stationary sources. Although the mobile source emissions regulations do not apply to greenhouse gas emissions from vessels, such regulation of vessels is foreseeable, and the EPA has in recent years received petitions from the California Attorney General and various environmental groups seeking such regulation. Any passage of climate control legislation or other regulatory initiatives by the IMO, European Union, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol, that restrict emissions of greenhouse gases could require us to make significant financial expenditures which we cannot predict with certainty at this time.

International Labour Organization

The International Labour Organization (ILO) is a specialized agency of the UN with headquarters in Geneva, Switzerland. The ILO has adopted the Maritime Labor Convention 2006 (MLC 2006). A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance will be required to ensure compliance with the MLC 2006 for all ships above 500 gross tons in international trade. The MLC 2006 will enter into force one year after 30 countries with a minimum of 33% of the world's tonnage have ratified it. The MLC 2006 has not yet been ratified, but its ratification would require us to develop new procedures to ensure full compliance with its requirements.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security.  On November 25, 2002, the U.S. Maritime Transportation Security Act of 2002, or the MTSA, came into effect.  To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. The regulations also impose requirements on certain ports and facilities, some of which are regulated by the U.S. Environmental Protection Agency (EPA).

Similarly, in December 2002, amendments to SOLAS created a new chapter of the convention dealing specifically with maritime security.  The new Chapter V became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, and mandates compliance with the International Ship and Port Facilities Security Code, or the ISPS Code.  The ISPS Code is designed to enhance the security of ports and ships against terrorism.  To trade internationally, a vessel must attain an International Ship Security Certificate, or ISSC, from a recognized security organization approved by the vessel’s flag state.  Among the various requirements are:

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

•                  a continuous synopsis record kept onboard showing a vessel’s history including the name of the ship, the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship’s identification number, the port at which the ship is registered and the name of the registered owner(s) and their registered address; and

•                  compliance with flag state security certification requirements.

A ship operating without a valid certificate may be detained at port until it obtains an ISSC, or may be expelled from port or refused entry at port.

The U.S. Coast Guard regulations, intended to align with international maritime security standards, exempt from MTSA vessel security measures non-U.S. vessels that have on board, as of July 1, 2004, a valid ISSC attesting to the vessel’s compliance with SOLAS security requirements and the ISPS Code.  We have implemented the various security measures addressed by the MTSA, SOLAS and the ISPS Code.

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

For maintenance of the class certification, regular and extraordinary surveys of hull, machinery, including the electrical plant, and any special equipment classes are required to be performed as follows:

•                  Annual Surveys:  For seagoing ships, annual surveys are conducted for the hull and the machinery, including the electrical plant, and where applicable for special equipment classed, within three months before or after each anniversary date of the date of commencement of the class period indicated in the certificate.

•                  Intermediate Surveys:  Extended annual surveys are referred to as intermediate surveys and typically are conducted two and one-half years after commissioning and each class renewal.  Intermediate surveys are to be carried out at or between the occasion of the second or third annual survey.

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

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as ‘‘in class’’ by a classification society which is a member of the International Association of Classification Societies.  All of our vessels have been certified as being “in class” by ABS, BV, DNV or Lloyd’s.  All new and secondhand vessels that we purchase must be certified prior to their delivery under our standard agreements.

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

ITEM 1A.  RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “budget,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) declines in demand or rates in the drybulk shipping industry; (ii) prolonged weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance and general, administrative and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) our acquisition or disposition of vessels (xii) the number of off-hire days needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims including off-hire days; (xiii) the completion of definitive documentation with respect to time charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) those other risks and uncertainties discussed below under the heading “RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS”, and (xvi) other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

In the current global economy, operating businesses have been facing tight credit, weak demand for goods and services, deteriorating international liquidity conditions, and depressed markets.  Lower demand for drybulk cargoes as well as diminished trade credit available for the delivery of such cargoes have led to decreased demand for drybulk vessels, creating downward pressure on charter rates.  General market volatility has endured as a result of uncertainty about sovereign debt and fears of countries such as Greece, Portugal and Spain defaulting on their governments’ financial obligations and speculation about the growth rate of the Chinese economy.  If the current global economic environment persists or worsens, we may be negatively affected in the following ways:

•                  We may not be able to employ our vessels at charter rates as favorable to us as historical rates or operate our vessels profitably.

•                  Our earnings could decline, which may cause us to breach one or more of the covenants in our credit facilities, thereby potentially accelerating the repayment of outstanding facility borrowings and our outstanding convertible notes.

•                  The market values of our vessels have decreased, which may cause us to recognize losses if any of our vessels are sold or if their values are impaired.  A further decline in the market value of our vessels could prevent us from borrowing under our credit facilities or trigger defaults under their covenants.  In particular, all of our credit facilities contain collateral maintenance covenants, although we obtained a waiver of this covenant in our 2007 Credit Facility in 2009.  Please refer to “The market values of our vessels may decrease, which could adversely affect our operating results, cause us to breach one or more of the covenants in our credit facilities or limit the total amount that we may borrow under our revolving credit facilities” below for further details.

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

Charterhire rates for drybulk carriers are volatile and are currently at historically low levels and may further decrease in the future, which may adversely affect our earnings.

The prolonged downturn in the drybulk charter market, from which we derive the large majority of our revenues, has severely affected the drybulk shipping industry. The Baltic Dry Index (“BDI”), an index published by The Baltic Exchange of shipping rates for 26 key drybulk routes, showed continued volatility in 2011 and recorded an average level of 1,525, compared to a ten-year average level of 3,523.  The BDI decreased to a historic low in February 2012.  While the BDI has since increased, there can be no assurance that the drybulk charter market will increase further, and the market could decline.

Seasonal factors have been contributing to the most recent downturn in rates including order timing issues for iron ore cargoes related to the celebration of the Chinese New Year; increased deliveries of newbuilding vessels for the month of January as compared to the previous three months; and short-term weather-related issues in Brazil, temporarily reducing iron ore output by an estimated two million tons.  In addition to these factors, the ongoing economic dislocation worldwide and associated disruption of the credit markets, have had a number of adverse consequences for drybulk shipping, including, among other things:

•                  a significant reduction in available financing for vessels;

•                  a less active second-hand market for the sale of vessels;

•                  extremely low charter rates, particularly for vessels employed in the spot market;

•                  widespread loan covenant defaults in the drybulk shipping industry; and

•                  declaration of bankruptcy by some operators and shipowners as well as charterers.

Because we charter some of our vessels pursuant to time charters, we are exposed to changes in spot market rates for drybulk carriers at the time of entering into charterhire contracts and such changes may affect our earnings and the value of our drybulk carriers at any given time.  In addition, 38 of our 53 vessels currently trade at spot market rates through spot market-related time charters or a vessel pool.  We cannot assure you that we will be able to successfully charter our vessels in the future or renew existing charters at rates sufficient to allow us to meet our obligations or to pay dividends to our shareholders.  The supply of and demand for shipping capacity strongly influences freight rates.  Because the factors affecting the supply and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable.

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

Newbuildings have been delivered in significant numbers since the beginning of 2006.  The oversupply of drybulk carrier capacity has resulted in a reduction of charterhire rates, as evidenced by the low rates we are experiencing in early 2012.  Currently, some of our spot market-related time charterers are at times unprofitable due the volatility associated with dry cargo freight rates.  If market conditions persist, upon the expiration or termination of our vessels’ current non-spot charters, we may only be able to re-charter our vessels at reduced or unprofitable rates, or we may not be able to charter these vessels at all.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

The market values of our vessels may decrease, which could adversely affect our operating results, cause us to breach one or more of the covenants in our credit facilities or limit the total amount that we may borrow under our revolving credit facilities.

If the book value of one of our vessels is impaired due to unfavorable market conditions or a vessel is sold at a price below its book value, we would incur a loss that could adversely affect our financial results.  Also, if the market value of our fleet declines, we may not be in compliance with certain provisions of our credit facilities, and we may not be able to refinance our debt or obtain additional financing under our credit facilities or otherwise.  In January 2009, we obtained a waiver of the collateral maintenance requirement under our 2007 Credit Facility, subject to certain conditions as mentioned above. This requirement was waived pursuant to an amendment entered into on January 26, 2009 (the “2009 Amendment”) effective for the year ended December 31, 2008 and until we can represent that we are in compliance with all of our financial covenants and are otherwise able to pay a dividend and purchase or redeem shares of common stock under the terms of the 2007 Credit Facility in effect before the 2009 Amendment.  With the exception of the collateral maintenance financial covenant and the net debt to EBITDA covenant, compliance with which was waived by the lenders through March 31, 2013 under the December 2011 Agreements (defined below), we believe that we are in compliance with our covenants under the 2007 Credit Facility.  Without a waiver of the kind provided in the 2009 Amendment, a decrease in the fair market value of our vessels may cause us to breach one or more of the covenants in our 2007 Credit Facility, which could accelerate the repayment of outstanding borrowings under the facility, or may limit the total amount that we may borrow under the facility.  We are also subject to collateral maintenance covenants in the $100 Million Term Loan Facility, $253 Million Term Loan Facility, and the 2010 Baltic Trading Credit Facility.  A decrease in the fair market value of our vessels may cause us to breach one or more of the covenants in the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, or the 2010 Baltic Trading Credit Facility, which could accelerate the repayment of outstanding borrowings under our facilities, or may limit the total amount that can be borrowed under the 2010 Baltic Trading Credit Facility.  We cannot assure you that we will satisfy all our debt covenants in the future or that our lenders will waive any future failure to satisfy these covenants.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Prolonged declines in charter rates and other market deterioration could cause us to incur impairment charges.

We evaluate the carrying amounts of our vessels to determine if events have occurred that would require us to evaluate our vessels for an impairment of their carrying amounts. The recoverable amount of vessels is reviewed based on events and changes in circumstances that would indicate that the carrying amount of the assets might not be recovered. The review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires us to make various estimates including future freight rates and earnings from the vessels. All of these items have been historically volatile.

We evaluate the recoverable amount as the higher of fair value and value in use on an undiscounted cash basis. If the recoverable amount is less than the carrying amount of the vessel, the vessel is deemed impaired and such vessel would be written down to its fair value. The carrying values of our vessels may not represent their fair market value in the future because the new market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. Any impairment charges incurred as a result of declines in charter rates could have a material adverse effect on our business, results of operations, cash flows and financial condition.

A further economic slowdown or changes in the economic and political environment in the Asia Pacific region could have a material adverse effect on our business, financial position and results of operations.

A significant number of the port calls made by our vessels involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region.  As a result, a negative change in economic conditions in any Asia Pacific country, and particularly in China or Japan, could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.  In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product.  China’s gross domestic product grew by 9.2% in 2011 as compared to a 10.3% growth rate in 2010. We cannot assure you that the Chinese economy will not experience a significant contraction in the future.  Although state-owned enterprises still account for a substantial portion of the Chinese industrial output, in general, the Chinese government is reducing the level of direct control that it exercises over the economy through state plans and other measures. There is an increasing level of freedom and autonomy in areas such as allocation of resources, production, pricing and management and a gradual shift in emphasis to a “market economy” and enterprise reform. Limited price reforms were undertaken with the result that prices for certain commodities are principally determined by market forces. Many of the reforms are unprecedented or experimental and may be subject to revision, change or abolition based upon the outcome of such experiments.  If the Chinese government does not continue to pursue a policy of economic reform, the level of imports to and exports from China could be adversely affected by changes to these economic reforms by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions.  Notwithstanding economic reform, the Chinese government may adopt policies that favor domestic drybulk shipping companies and may hinder our ability to compete with them effectively.  Moreover, a significant or protracted slowdown in the economies of the United States, the European Union or various Asian countries may adversely affect economic growth in China and elsewhere.  Our business, results of operations, cash flows, financial condition and ability to pay dividends will likely be materially and adversely affected by an economic downturn in any of these countries.

We are subject to regulation and liability under environmental and operational safety laws that could require significant expenditures and affect our cash flows and net income and could subject us to increased liability under applicable law or regulation.

Our business and the operation of our vessels are materially affected by government regulation in the form of international conventions and national, state and local laws and regulations in force in the jurisdictions in which the vessels operate, as well as in the countries of their registration.  Because such conventions, laws, and regulations are often revised, we cannot predict the ultimate cost of complying with them or their impact on the resale prices or useful lives of our vessels.  Additional conventions, laws and regulations may be adopted that could limit our ability to do business or increase the cost of our doing business and that may materially adversely affect our business, results of operations, cash flows, financial condition and ability to pay dividends.  See “Overview — Environmental and Other Regulation” in Item 1, “Business” of this report for a discussion of such conventions, laws, and regulations.  We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, certificates and financial assurances with respect to our operations.

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

The United States Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills.  OPA affects all owners and operators whose vessels trade in the United States, its territories and possessions or whose vessels operate in U.S. waters.  OPA allows for liability without regard to fault of vessel owners, operators and demise charterers for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels, including bunkers, in U.S. waters.  Such liability is potentially unlimited in cases of willful misconduct or gross negligence.  OPA also expressly permits individual states to impose their own liability regimes with regard to hazardous materials and oil pollution materials occurring within their boundaries, provided they accept, at a minimum, the levels of liability established under OPA.

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico may also result in additional regulatory initiatives or statutes, including the raising of liability caps under OPA.  Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes.  Additional legislation or regulations applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.

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

The hull and machinery of every commercial vessel must be certified as being “in class” by a classification society authorized by its country of registry.  The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the Safety of Life at Sea Convention.  Our vessels are currently enrolled with the ABS, BV, DNV, or Lloyd’s, each of which is a member of the International Association of Classification Societies.  Further, to trade internationally, a vessel must attain an International Ship Security Certificate, or ISSC, from a recognized security organization.

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

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, UK Bribery Act, and other applicable worldwide anti-corruption laws.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and other applicable worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business.  These laws include the recently enacted U.K.  Bribery Act, which became effective on July 1, 2011 and which is broader in scope than the FCPA, as it contains no facilitating payments exception.  We charter our vessels into some jurisdictions that international corruption monitoring groups have identified as having high levels of corruption.  Our activities create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA or other applicable anti-corruption laws.  Our policies mandate compliance with applicable anti-corruption laws.  Although we have policies, procedures and internal controls in place to monitor internal and external compliance, we cannot assure that our policies and procedures will protect us from governmental investigations or inquiries surrounding actions of our employees or agents.  If we are found to be liable for violations of the FCPA or other applicable anti-corruption laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from civil and criminal penalties or other sanctions.

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

As of February 21, 2012, most of our vessels were in arrangements in which they were trading at spot market rates.  33 of our vessels, excluding Baltic Trading’s vessels, were engaged under spot market-related time charter contracts that expire (assuming the option periods in the time charters are not exercised) between February 2012 and May 2015, and five of our vessels were trading in the spot charter market through participation in pool arrangements.  The remaining 15 of the vessels in our fleet were engaged under time charters at fixed rates.  Although time charters provide relatively steady streams of revenues, our vessels committed to time charters may not be available for spot voyages during periods of increasing charterhire rates, when spot voyages might be more profitable.  The drybulk market is volatile, and in the past charterhire rates for drybulk carriers have sometimes declined below operating costs of vessels.  If our vessels become available for employment in the spot market or under new time charters during periods when market prices have fallen, we may have to employ our vessels at depressed market prices, which would lead to reduced or volatile earnings.  To the extent our vessels trade in the spot charter market, we may experience fluctuations in revenue, cash flow and net income.  The spot charter market is highly competitive, and spot market voyage charter rates may fluctuate dramatically based primarily on the worldwide supply of drybulk vessels available in the market and the worldwide demand for the transportation of drybulk cargoes.  We can provide no assurance that future charterhire rates will enable us to operate our vessels profitably.  In addition, our standard time charter contracts with our customers specify certain performance parameters, which if not met can result in customer claims.  Such claims may have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

We have derived a significant part of our revenues from a small number of charterers.  For the year ended December 31, 2011, 100% of our revenues were derived from 32 charterers, including charterers of Baltic Trading’s vessels.  Additionally, approximately 42.2% of our revenues were derived from two charterers, Swissmarine and Cargill.  If we were to lose any of these charterers, or if any of these charterers significantly reduced its use of our services or was unable to make charter payments to us, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel.  The average age of the vessels in our current fleet, excluding Baltic Trading vessels, is approximately 6.8 years.  Older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology and cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

Our vessel operating expenses include the costs of crew, provisions, deck and engine stores, lube oil, bunkers, insurance and maintenance and repairs, which depend on a variety of factors, many of which are beyond our control.  Some of these costs, primarily relating to insurance and enhanced security measures implemented after September 11, 2001, and as a result of the increase in the frequency of acts of piracy, have been increasing.  We expect that the costs of crewing, lubes, and repairs may increase in 2012 compared to 2011.  In addition, to the extent we enter the spot charter market, we need to include the cost of bunkers as part of our voyage expenses.  The price of bunker fuel may increase in the future.  If our vessels suffer damage, they may need to be repaired at a drydocking facility.  The costs of drydock repairs are unpredictable and can be substantial.  Increases in any of these costs could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

In addition, on December 21, 2011, we entered into agreements (the “December 2011 Agreements”) to amend or waive portions of our 2007 Credit Facility, our $100 Million Term Loan Facility, and our $253 Million Term Facility.  Among other things, these agreements effected a waiver of our existing maximum leverage ratio covenant and our minimum permitted consolidated interest ratio covenant for a period ending on (and including) March 31, 2013, or the waiver period.  The agreements pertaining to our $100 Million Term Loan Facility and our $253 Million Term Facility prohibit us from paying dividends during the waiver period.

Even if we were able to reinstate the payment of cash dividends under our credit facilities, we would make dividend payments to our shareholders only if our Board of Directors, acting in its sole discretion, determines that such payments would be in our best interest and in compliance with relevant legal and contractual requirements.  The principal business factors that our Board of Directors would consider when determining the timing and amount of dividend payments would be our earnings, financial condition and cash requirements at the time.  Marshall Islands law generally prohibits the declaration and payment of dividends other than from surplus.  Marshall Islands law also prohibits the declaration and payment of dividends while a company is insolvent or would be rendered insolvent by the payment of such a dividend.

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

Our ability to borrow amounts under our 2007 Credit Facility is subject to the satisfaction of certain customary conditions precedent and compliance with terms and conditions included in the related credit documents.  It is a condition precedent to each drawdown under the facility that the aggregate fair market value of the mortgaged vessels must at all times be at least 130% of the aggregate outstanding principal amount under the credit facility plus all letters of credit outstanding (determined on a pro forma basis giving effect to the amount proposed to be drawn down), although this condition is currently subject to a waiver, as noted above.  To the extent that we are not able to satisfy these requirements, we may not be able to draw down the full amount under our 2007 Credit Facility without obtaining a further waiver or consent from the lenders.  In addition, the covenants in our 2007 Credit Facility include the following requirements:

•                        The leverage covenant requires the maximum average net debt to EBITDA ratio to be no greater than 5.5:1.0, although our compliance with this covenant has been waived for a period ending on (and including) March 31, 2013, or the waiver period;

•                        cash and cash equivalents must not be less than $0.5 million per mortgaged vessel;

•                        the ratio of EBITDA to interest expense, on a rolling last four-quarter basis, must be no less than 2.0:1.0, although our compliance with this covenant has been waived for the waiver period;

•                        during the waiver period, the ratio of our interest-bearing indebtedness to the sum of our interest-bearing indebtedness and our consolidated net worth in accordance with GAAP is limited to 62.5% on the last day of any fiscal quarter; and

•                        after July 20, 2007, consolidated net worth must be no less than $263.3 million plus 80% of the value of any of our new equity issuances from June 30, 2007.  Based on the equity offerings completed in October 2007, May 2008 and July 2010, consolidated net worth must be no less than $634.7 million.

We cannot assure you that we will be able to comply with these covenants in the future.  If we do not comply with the covenants in our credit facilities (absent effective waivers) and we fail to cure our non-compliance following notice and expiration of applicable cure periods, we may be in default of one or more of our credit facilities and the indenture for our 2010 Notes. As a result, some or all of our indebtedness could be declared immediately due and payable, and we may not be able to borrow further under our credit facilities. As a result, we may experience a material adverse effect on our business, financial condition, results of operations and cash flows.    In addition, notwithstanding the waiver of certain covenants as described above, for purposes of our financial statements in each future fiscal quarter, we must test our compliance with the original covenants at all quarterly measurement dates within a year before June 30, 2013 in accordance with GAAP.  Under our credit facilities, June 30, 2013 is the first date following expiration of our waivers on which our compliance with the original covenants will be measured.   If we would not have been in compliance with the original covenants absent the waivers received and it is probable we would not be in compliance at measurement dates within such year, our indebtedness under this facility would be required to be reclassified as a current liability in such quarter.  Any such reclassification would not affect our existing waivers, although there can be no assurance that we could obtain further waivers upon their expiration.  As our $253 Million Term Loan Facility and our $100 Million Term Loan Facility contain corresponding covenants to which waivers apply as described below, our indebtedness under these facilities likewise would be reclassified as current liabilities.

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

Additionally, the $253 Million Term Loan Facility requires us to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, liquidity and interest coverage, dividends, collateral maintenance requirements, and other covenants, most of which are in principle and calculation similar to the covenants described above under the 2007 Credit Facility, except for the minimum cash requirement, which is $0.75 million per mortgaged vessel under this facility.  The waivers described above for our 2007 Credit Facility of our leverage ratio and our ratio of EBITDA to interest expense also apply to this facility for the waiver period.  In addition, we are prohibited from paying dividends during the waiver period.

Similarly, the $100 Million Term Loan Facility requires us to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, interest coverage and dividends, minimum working capital requirements, collateral maintenance requirements and other covenants, most of which are in principle and calculation similar to the covenants described above under the 2007 Credit Facility, except for the minimum cash requirement, which is $0.75 million per mortgaged vessel under this facility.  The waivers described above for our 2007 Credit Facility of our leverage ratio and our ratio of EBITDA to interest expense also apply to this facility for the waiver period.  In addition, we are prohibited from paying dividends during the waiver period.  The $100 Million Term Loan Facility includes usual and customary events of default and remedies for facilities of this nature.  Availability of each tranche of the $100 Million Term Loan Facility is subject to our acquisition of each of the five vessels from Metrostar and other conditions and documentation relating to the collateral securing the $100 Million Term Loan Facility.

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

We currently maintain all of our cash and cash equivalents with five financial institutions, which subjects us to credit risk.

We currently maintain all of our cash and cash equivalents with five financial institutions.  None of our balances are covered by insurance in the event of default by the financial institutions.  The occurrence of such a default of any of these institutions could therefore have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Arrangements relating to our Baltic Trading subsidiary and MEP could require significant time and attention from our personnel and may result in conflicts of interest.

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

We provide technical services for drybulk vessels purchased by MEP under an agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  This requires substantial time and attention from these individuals and reduces their availability to serve us.  Our Chairman is a minority investor in MEP, and affiliates of Oaktree Capital Management, L.P., of which Stephen A. Kaplan, one of our directors, is a principal, are majority investors in MEP.  This arrangement was approved by an independent committee of our Board of Directors.  Although we do not provide MEP with chartering services or assistance with the purchase and sale of vessels, the arrangement under the agency agreement may not always be in our best interest or that of our shareholders and could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Our Chairman may pursue business opportunities in our industry that may conflict with our interests.

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

Based on the ownership of our stock, we believe that we satisfied the publicly traded requirement for an exemption from U.S. federal income tax on our shipping income pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, as amended, for 2010 and 2011.  However, if 5% shareholders were to own 50% or more of our stock for more than half the days of any taxable year, we may not be eligible to claim exemption from tax under Section 883 for such taxable year.  As of December 31, 2011, based on the holdings of our Chairman, Peter C. Georgiopoulos and the holdings of other investors reported on Schedule 13G, our 5% shareholders owned approximately 35.62% of our common stock.  We can provide no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for exemption from tax under Section 883 in future years.

If we do not qualify for the Section 883 exemption, our shipping income derived from U.S. sources, or 50% of our gross shipping income attributable to transportation beginning or ending in the United States, would be subject to a 4% tax without allowance for deductions.

Baltic Trading is also incorporated in the Marshall Islands. However, Baltic Trading did not qualify for an exemption under Section 883 upon consummation of its IPO because it did not satisfy the publicly traded requirement as described above.  Since Baltic Trading’s IPO was completed on March 15, 2010, we have indirectly owned shares of Baltic Trading’s Class B Stock which has provided us with over 50% of the combined voting power of all classes of Baltic Trading’s voting stock.  As such, Baltic Trading is subject to income tax on its United States source income.  During the years ended December 31, 2011 and 2010, Baltic Trading had United States operations which resulted in United States source income of approximately $3.1 million and $2.5 million, respectively.

In addition, our revenues derived from our technical and commercial management provided to Baltic Trading and MEP resulted in U.S. source income for which we are subject to U.S. income tax on a net basis.  These revenues totaled approximately $6.3 million and $6.7 million during the years ended December 31, 2011 and 2010, respectively.

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

As of December 31, 2011, Peter C. Georgiopoulos, our Chairman, owned approximately 12.66% of our common stock directly or through Fleet Acquisition LLC.  Also as of December 31, 2011, Nevada Capital Corporation Limited, a company unaffiliated with Mr. Georgiopoulos, owned approximately 16.53% of our common stock.  As a result of this share ownership and for so long as either such shareholder owns a significant percentage of our outstanding common stock, either such shareholder will be able to influence the outcome of any shareholder vote, including the election of directors, the adoption or amendment of provisions in our articles of incorporation or by-laws and possible mergers, corporate control contests and other significant corporate transactions.  This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, merger, consolidation, takeover or other business combination involving us.  This concentration of ownership could also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock.

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

Future minimum rental payments on the above lease for the next five years and thereafter are as follows:  $0.5 million for 2012 through 2015, $0.6 million for 2016 and a total of $2.0 million for the remaining term of the lease.

Effective April 4, 2011, we entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011.  Following the expiration of the free base rental period, the monthly base rental payments are $82,000 per month until May 31, 2015 and thereafter will be $90,000 per month until the end of the seven-year term.  We have also entered into a direct lease with the over-landlord of such office space that commences immediately upon the expiration of such sub-sublease agreements, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expirations of the free base rental period, the monthly base rental payments will be $186,000 per month from October 1, 2018 to April 30, 2023 and $204,000 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitute one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the entire lease from June 1, 2011 to September 30, 2025 is $130,000.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows:  $1.0 million for 2012 through 2015, $1.1 million for 2016 and a total of $17.6 million for the remaining term of the lease.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GNK.”  The following table sets forth for the periods indicated the high and low prices for the common stock as reported by the NYSE:

FISCAL YEAR ENDED DECEMBER 31, 2011	HIGH	LOW
1st Quarter	$15.47	$10.69
2nd Quarter	$10.91	$6.28
3rd Quarter	$9.75	$4.15
4th Quarter	$10.14	$5.78

FISCAL YEAR ENDED DECEMBER 31, 2010	HIGH	LOW
1st Quarter	$26.49	$18.07
2nd Quarter	$24.52	$14.90
3rd Quarter	$17.80	$14.20
4th Quarter	$18.08	$13.88

As of February 22, 2012, there were approximately 96 holders of record of our common stock.

Until January 26, 2009, our dividend policy was to declare quarterly distributions to shareholders, which commenced in November 2005, by each February, May, August and November substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our Board of Directors determined we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  Under the terms of the 2009 Amendment to our 2007 Credit Facility (discussed in the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in Note 9 — Long-Term Debt of our consolidated financial statements), we have suspended payment of cash dividends indefinitely beginning the quarter ended December 31, 2008.  To reinstate our cash dividends under the 2007 Credit Facility, we must be able to represent to the lenders that we are in a position to again satisfy the collateral maintenance covenant under this facility.  In addition, under the terms of the December 2011 Agreements, we are prohibited from paying dividends through March 31, 2013.  There were no dividends declared during the years ended December 31, 2011, 2010 and 2009.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2011 regarding the number of shares of our common stock that may be issued under the 2005 Equity Incentive Plan, which is our sole equity compensation plan:

Number of securities
remaining available for
	Number of securities to	Weighted-average exercise	future issuance under
	be issued upon exercise	price of outstanding	equity compensation plans
	of outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)
Plan category
Equity compensation plans approved by security holders	—	$—	325,600
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	325,600

SHARE REPURCHASE PROGRAM

Refer to the “Share Repurchase Program” section of Item 7 for a summary of cumulative share repurchases made pursuant to the Share Repurchase Program.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	For the years ended December 31,
	2011	2010	2009	2008	2007
Income Statement Data:
(U.S. dollars in thousands except for share and per share amounts)
Revenues:
Voyage revenues	$388,929	$447,438	$379,531	$405,370	$185,387
Service revenues	3,285	1,249	—	—	—
Total revenues	$392,214	$448,687	$379,531	$405,370	$185,387

Operating Expenses:
Voyage expenses	4,457	4,467	5,024	5,116	5,100
Vessel operating expenses	105,514	78,976	57,311	47,130	27,622
General, administrative and management fees	33,928	29,081	18,554	19,814	14,264
Depreciation and amortization	136,203	115,663	88,150	71,395	34,378
Other operating income	(527)	(791)	—	—	—
Loss on forfeiture of vessel deposits	—	—	—	53,765	—
Gain on sale of vessels	—	—	—	(26,227)	(27,047)

Total operating expenses	279,575	227,396	169,039	170,993	54,317

Operating income	112,639	221,291	210,492	234,377	131,070
Other expense	(86,186)	(72,042)	(61,868)	(147,797)	(24,261)

Income before income taxes	26,453	149,249	148,624	86,580	106,809
Income tax expense	(1,385)	(1,840)	—	—	—
Net income	25,068	147,409	148,624	86,580	106,809
Less: Net (loss) income attributable to noncontrolling interest	(318)	6,166	—	—	—
Net income attributable to Genco Shipping & Trading Limited	$25,386	$141,243	$148,624	$86,580	$106,809
Earnings per share - Basic	$0.72	$4.28	$4.75	$2.86	$4.08
Earnings per share - Diluted	$0.72	$4.07	$4.73	$2.84	$4.06
Dividends declared and paid per share	—	—	—	$3.85	$2.64
Weighted average common shares outstanding - Basic	35,179,244	32,987,449	31,295,212	30,290,016	26,165,600
Weighted average common shares outstanding - Diluted	35,258,205	35,891,373	31,445,063	30,452,850	26,297,521

Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$227,968	$270,877	$188,267	$124,956	$71,496
Total assets	3,119,277	3,182,708	2,336,802	1,990,006	1,653,272
Total debt (current and long-term, including notes payable)	1,694,393	1,746,248	1,327,000	1,173,300	936,000
Total shareholders’ equity	1,361,618	1,348,153	928,925	696,478	622,185
Other Data:
(U.S. dollars in thousands)

Net cash provided by operating activities	$158,183	$262,680	$219,729	$267,416	$120,862

Net cash used in investing activities	(133,367)	(870,230)	(306,210)	(514,288)	(984,350)

Net cash (used in) provided by financing activities	(67,725)	690,160	149,792	300,332	861,430

EBITDA (1)	$249,080	$330,711	$298,330	$208,807	$164,183

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

	For the years ended December 31,
	2011	2010	2009	2008	2007
Net income attributable to Genco Shipping & Trading Limited	$25,386	$141,243	$148,624	$86,580	$106,809
Net interest expense	86,106	71,965	61,556	50,832	22,996
Income tax expense	1,385	1,840	—	—	—
Depreciation and amortization	136,203	115,663	88,150	71,395	34,378

EBITDA (1)	$249,080	$330,711	$298,330	$208,807	$164,183

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding Baltic Trading, our fleet currently consists of nine Capesize, eight Panamax, 17 Supramax, six Handymax and 13 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 3,810,000 dwt, and the average age of our fleet is currently 6.8 years, as compared to the average age for the world fleet of approximately 12 years for the drybulk shipping segments in which we compete.  Most of the vessels in our fleet are on time charters to well-known charterers, including Lauritzen Bulkers, Cargill, Pacbasin, Trafigura, Klaveness and Swissmarine.  As of February 21, 2012, 48 of the 53 vessels in our fleet, excluding Baltic Trading, are presently engaged under time charter and spot market-related time charter contracts that expire (assuming the option periods in the time charters are not exercised) between February 2012 and May 2015, and five of our vessels are currently operating in vessel pools.  See pages 4-5 for a table indicating the built dates of all vessels currently in our fleet.

In addition, Baltic Trading’s fleet currently consists of two Capesize, four Supramax and three Handysize drybulk carriers with an aggregate carrying capacity of approximately 672,000 dwt.

Depending on market conditions, we intend to acquire additional modern, high-quality drybulk carriers through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow.  In connection with the acquisitions made during 2007 through 2011 and our growth strategy, we negotiated the 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility (each as defined herein) that we have used to acquire vessels.  We expect to fund acquisitions of additional vessels using cash reserves set aside for this purpose, additional borrowings and may consider additional debt and equity financing alternatives from time to time.

On June 3, 2010, we entered into an agreement to purchase a total of eight Handysize drybulk vessels, including five newbuildings, from companies within the Metrostar Management Corporation group of companies (“Metrostar”) for an aggregate purchase price of $266.0 million.  Five of these vessels are owned by us and three are owned by Baltic Trading.  Additionally, on June 24, 2010, we entered into a Master Agreement with Bourbon SA (“Bourbon”) to purchase 16 drybulk vessels, including two newbuildings, for an aggregate purchase price of $545.0 million.  We retained 13 of the 16 vessels, including one newbuilding, and the remaining three vessels were immediately resold to Maritime Equity Partners LLC (“MEP”), a company managed by a Company owned by our Chairman, Peter C. Georgiopoulos.  All eight vessels have been delivered from Metrostar and all 16 vessels have been delivered from Bourbon, three of which were sold to MEP.

In order to fund the acquisition of these vessels, we entered into two senior secured term loan facilities.  On August 12, 2010, we entered into a $100 million senior secured term loan facility (the “$100 Million Term Loan Facility”) to be utilized to fund or refund to us a portion of the purchase price of the acquisition of five vessels from Metrostar.  On August 20, 2010, we entered into a $253 million senior secured term loan facility (the “$253 Million Term Loan Facility”) to fund a portion of the purchase price of the acquisition of 13 vessels from Bourbon.  The Baltic Trading vessels have been funded utilizing its $150 million senior secured revolving credit facility (the “2010 Baltic Trading Credit Facility”) for bridge financing.

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

Baltic Trading, formerly our wholly-owned subsidiary, completed its initial public offering, or IPO, on March 15, 2010.  As of December 31, 2011, our wholly-owned subsidiary Genco Investments LLC owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 25.11% ownership interest in Baltic Trading at December 31, 2011 and 83.41% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Baltic Trading is consolidated as we control a majority of the voting interest in Baltic Trading.  Management’s discussion and analysis of our results of operations and financial condition in this section includes the results of Baltic Trading.

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

We provide technical services for drybulk vessels purchased by MEP under an agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  MEP will have the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee or without a fee upon a change of our control.  We may terminate provision of the services at any time on 60 days’ notice.  Mr. Georgiopoulos is a minority investor in MEP, and affiliates of Oaktree Capital Management, L.P., of which Stephen A. Kaplan, one of our directors, is a principal, are majority investors in MEP.  This arrangement was approved by an independent committee of our Board of Directors.

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun Logix Corporation (“Samsun”), when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application.  On February 5, 2010, the rehabilitation plan submitted by Samsun was approved by the South Korean courts.  As part of the rehabilitation process, our claim of approximately $17.2 million will be settled in the following manner: 34%, or approximately $5.9 million, will be paid in cash in annual installments on December 30th of each year from 2010 through 2019 ranging in percentages from eight to 17; the remaining 66%, or approximately $11.3 million, converted to Samsun shares at a specified value per share.  During the year ended December 31, 2011, we have recorded $0.5 million as other operating income which represents the portion (9%) of the cash settlement that was due on December 30, 2011.  During the year ended December 31, 2010, we have recorded $0.6 million as other operating income which represents the portion (10%) of the cash settlement which was due on December 30, 2010.

During January 2011, the Genco Success, a 1997-built Handymax vessel, was on charter to Korea Line Corporation (“KLC”) when KLC filed for a rehabilitation application.  At December 31, 2011 and 2010, we have limited exposure as a result of the bankruptcy protection filing by KLC.  The vessel was redelivered to us by KLC on January 29, 2011.  We estimate that we have a claim of approximately $0.9 million against KLC related primarily to unpaid revenue earned prior to re-delivery of the vessel.  If a rehabilitation plan is approved by the South Korean courts and it is determined that we will receive a cash settlement for our outstanding claim, any amounts due from KLC will be recorded once the collectibility of the receivable has been assessed and the amount has been deemed collectible.

Year ended December 31, 2011 compared to the year ended December 31, 2010

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the years ended December 31, 2011 and 2010 on a consolidated basis, which includes the operations of Baltic Trading.

	For the years ended December 31,		Increase
	2011	2010	(Decrease)	% Change

Fleet Data:
Ownership days (1)
Capesize	4,015.0	3,595.3	419.7	11.7%
Panamax	2,920.0	2,920.0	—	—
Supramax	7,577.6	4,002.6	3,575.0	89.3%
Handymax	2,190.0	2,190.0	—	—
Handysize	5,194.9	3,569.7	1,625.2	45.5%

Total	21,897.5	16,277.6	5,619.9	34.5%
Available days (2)
Capesize	3,984.9	3,554.9	430.0	12.1%
Panamax	2,901.7	2,920.0	(18.3)	(0.6)%
Supramax	7,575.7	3,968.2	3,607.5	90.9%
Handymax	2,140.3	2,174.1	(33.8)	(1.6)%
Handysize	5,188.4	3,538.0	1,650.4	46.6%

Total	21,791.0	16,155.2	5,635.8	34.9%

Operating days (3)
Capesize	3,983.6	3,551.4	432.2	12.2%
Panamax	2,880.2	2,881.3	(1.1)	0.0%
Supramax	7,500.2	3,931.3	3,568.9	90.8%
Handymax	2,119.5	2,122.1	(2.6)	(0.1)%
Handysize	5,143.8	3,527.6	1,616.2	45.8%

Total	21,627.3	16,013.7	5,613.6	35.1%

Fleet utilization (4)
Capesize	100.0%	99.9%	0.1%	0.1%
Panamax	99.3%	98.7%	0.6%	0.6%
Supramax	99.0%	99.1%	(0.1)%	(0.1)%
Handymax	99.0%	97.6%	1.4%	1.4%
Handysize	99.1%	99.7%	(0.6)%	(0.6)%
Fleet average	99.2%	99.1%	0.1%	0.1%

	For the years ended December 31,		Increase
(U.S. dollars)	2011	2010	(Decrease)	% Change

Average Daily Results:
Time Charter Equivalent (5)
Capesize	$28,945	$41,658	$(12,713)	(30.5)%
Panamax	21,293	30,934	(9,641)	(31.2)%
Supramax	15,312	20,609	(5,297)	(25.7)%
Handymax	15,676	27,618	(11,942)	(43.2)%
Handysize	11,139	17,727	(6,588)	(37.2)%

Fleet average	17,644	27,419	(9,775)	(35.7)%

Daily vessel operating expenses (6)
Capesize	$5,477	$5,516	(39)	(0.7)%
Panamax	4,910	5,067	(157)	(3.1)%
Supramax	4,626	4,513	113	2.5%
Handymax	4,968	4,997	(29)	(0.6)%
Handysize	4,475	4,297	178	4.1%

Fleet average	4,819	4,852	(33)	(0.7)%

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

	For the years ended December 31,
	2011	2010

Voyage revenues (in thousands)	$388,929	$447,438
Voyage expenses (in thousands)	4,457	4,467
	384,472	442,971
Total available days	21,791.0	16,155.2
Total TCE rate	$17,644	$27,419

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

Operating Data

The following compares the components of our operating income and net income for the years ended December 31, 2011 and 2010 and certain balance sheet data as of December 31, 2011 and 2010.

	For the years ended December 31,		Increase
	2011	2010	(Decrease)	% Change
Income Statement Data:
(U.S. dollars in thousands except for per share amounts)
Revenues:
Voyage revenue	$388,929	$447,438	$(58,509)	(13.1)%
Service revenue	3,285	1,249	2,036	163.0%
Revenues	392,214	448,687	(56,473)	(12.6)%

Operating Expenses:
Voyage expenses	4,457	4,467	(10)	(0.2)%
Vessel operating expenses	105,514	78,976	26,538	33.6%
General, administrative and management fees	33,928	29,081	4,847	16.7%
Depreciation and amortization	136,203	115,663	20,540	17.8%
Other operating income	(527)	(791)	264	(33.4)%

Total operating expenses	279,575	227,396	52,179	22.9%

Operating income	112,639	221,291	(108,652)	(49.1)%
Other expense	(86,186)	(72,042)	(14,144)	19.6%
Income before income taxes	26,453	149,249	(122,796)	(82.3)%
Income tax expense	(1,385)	(1,840)	455	(24.7)%

Net income	$25,068	$147,409	(122,341)	(83.0)%
Less: Net (loss) income attributable to noncontrolling interest	(318)	6,166	(6,484)	(105.2)%
Net income attributable to Genco shipping & Trading Limited	$25,386	$141,243	(115,857)	(82.0)%

Earnings per share - Basic	$0.72	$4.28	$(3.56)	(83.2)%
Earnings per share - Diluted	$0.72	$4.07	$(3.35)	(82.3)%
Dividends declared and paid per share	$—	$—	$—	—
Weighted average common shares outstanding — Basic	35,179,244	32,987,449	2,191,795	6.6%
Weighted average common shares outstanding - Diluted	35,258,205	35,891,373	(633,168)	(1.8)%
Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$227,968	$270,877	(42,909)	(15.8)%
Total assets	3,119,277	3,182,708	(63,431)	(2.0)%
Total debt (current and long-term, including notes payable)	1,694,393	1,746,248	(51,855)	(3.0)%
Total shareholders’ equity	1,361,618	1,348,153	13,465	1.0%

Other Data:
(U.S. dollars in thousands)
Net cash provided by operating activities	$158,183	$262,680	$(104,497)	(39.8)%
Net cash used in investing activities	(133,367)	(870,230)	736,863	(84.7)%
Net cash (used in) provided by financing activities	(67,725)	690,160	(757,885)	(109.8)%

EBITDA (1)	$249,080	$330,711	$(81,631)	(24.7)%

(1)         EBITDA represents net income attributable to Genco Shipping & Trading plus net interest expense, taxes and depreciation and amortization.  Refer to page 40 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net income attributable to Genco Shipping & Trading for each of the periods presented above.

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

During 2011, voyage revenues decreased by $58.5 million, or 13.1%, as compared to 2010.  The decrease in revenue was primarily a result of lower charter rates achieved by the majority of our vessels partially offset by the increase in the size of our fleet and an increase in revenues earned by Baltic Trading’s vessels of $10.9 million.

The average TCE rate of our fleet decreased 35.7% to $17,644 a day during 2011 from $27,419 during 2010.  The decrease in TCE rates resulted from lower charter rates achieved during 2011 versus 2010 for the majority of the vessels in our fleet.

During 2011, the Baltic Dry Index, or BDI (a drybulk index) went from a low of 1,043 on February 4, 2011 to a high of 2,173 on October 14, 2011.  At December 31, 2010, the index was 1,773.  In 2012, the index started off at 1,624 on January 3, 2012 and decreased to a low of 660 as of February 7, 2012.

The BDI displayed considerable weakness in the beginning of 2011 due to reduced iron ore cargoes recorded through the celebration of the Chinese New Year, as well as a record level of newbuilding vessel deliveries for January, while continuous pressure was evident through August 2011, primarily due to severe weather in Brazil and Australia affecting cargo availability.  A significant rebound was experienced in the remainder of the year with the BDI doubling in value during October 2011. 2012 has started much the same way as 2011, with seasonal factors contributing to the most recent downturn in rates, including: order timing issues for iron ore cargoes related to the celebration of the Chinese New Year; increased deliveries of newbuilding vessels for the month of January as compared to the previous three months; and short-term weather-related issues in Brazil, temporarily reducing iron ore output.  Given the fact that a majority of our vessels are chartered at spot market-related rates, we expect that the recent downturn in rates will adversely impact our first quarter 2012 revenues and results of operation. These adverse effects, taken together with potential similar impacts on our swap agreements, our investment in Jinhui and other factors, may reduce our net current assets and equity in the first quarter of 2012.

For 2011 and 2010, we had ownership days of 21,897.5 days and 16,277.6 days, respectively.  The increase in ownership days is a result of the delivery of 14 vessels during the third quarter of 2010 and four vessels during the year ended December 31, 2011, as well as a full year of ownership for Baltic Trading’s fleet of nine vessels, which were acquired during 2010.  Our fleet utilization remained consistent during both periods at 99.2% during 2011 as compared to 99.1% during 2010.

Please see pages 7-12 for table that sets forth information about the current employment of the vessels currently in our fleet as of February 21, 2012.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day.  During the years ended December 31, 2011 and 2010, total service revenue was $3.3 million and $1.2 million, respectively.  The increase is due to a full year of operation of MEP’s fleet during the year ended December 31, 2011.

VOYAGE EXPENSES-

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer.  There are certain other non-specified voyage expenses such as commissions which are typically borne by us.  Voyage expenses include port and canal charges, fuel (bunker) expenses and brokerage commissions payable to unaffiliated third parties.  Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the vessel owner.  At the inception of a time charter, we record the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses.

For 2011 and 2010, voyage expenses remained relatively stable at $4.5 million during both periods and consisted primarily of brokerage commissions paid to third parties.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $26.5 million from $79.0 million to $105.5 million primarily due to the operation of a larger fleet.  This was primarily a result of the full year of operation of the 14 vessels which were delivered during the third quarter of 2010 as well as the operation of four vessels delivered during the year ended December 31, 2011.  Additionally, the increase was due to a full year of operation of Baltic Trading’s fleet of 9 vessels that were acquired during 2010, which accounted for $7.8 million of additional vessel operating expenses during 2011 as compared to the prior year.  The increase was also related to higher crew expenses, partially offset by lower insurance and lube expenses during 2011 as compared to 2010.

Average daily vessel operating expenses for our fleet decreased by $33 per day from $4,852 during 2010 as compared to $4,819 in 2011.  The decrease in daily vessel operating expenses was due to a decrease in lube and insurance related expenses.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

Based on our management’s estimates and budgets provided by our technical manager, we expect our vessels, excluding Baltic Trading vessels, to have average daily vessel operating expenses during 2012 of:

Vessel Type	Average Daily Budgeted Amount
Capesize	$5,900
Panamax	5,300
Supramax	5,200
Handymax	5,000
Handysize	4,800

Based on these average daily budgeted amounts by vessel type, we expect our fleet, excluding Baltic Trading vessels, to have average daily vessel operating expenses of $5,200 during 2012.

Based on our management’s estimates and budgets provided by our technical manager, we expect Baltic Trading’s vessels to have average daily vessel operating expenses during 2012 of:

Vessel Type	Average Daily Budgeted Amount
Capesize	$5,900
Supramax	5,400
Handysize	4,800

Based on these average daily budgeted amounts by vessel type, we expect Baltic Trading vessels to have average daily vessel operating expenses of $5,300 during 2012.

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

General, administrative and management fees increased by $4.8 million during 2011 as compared to 2010.  The increase in general and administrative fees was primarily due to rent expense associated with the lease for the new office space which began effective June 1, 2011 as well as an increase in employee stock based compensation.  This increase was also due to the increase in expenses associated with the operation of Baltic Trading, which resulted in $0.5 million of additional expenses.  Refer to Note 19 — Commitments and Contingencies in our consolidated financial statements for further information regarding this lease agreement.  Additionally, management fees increased $2.0 million during 2011 as compared to 2010 due to the operation of a larger fleet.  During 2012, the management fees per vessel are expected to be the same as during 2011, or approximately $0.13 million per vessel.

DEPRECIATION AND AMORTIZATION-

We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years.  Furthermore, we estimate the residual values of our vessels to be based upon the estimated scrap value of the vessels.  Effective January 1, 2011, we increased the estimated scrap value of the vessels from $175/lwt to $245/lwt prospectively based on the 15-year average scrap value of steel.

Depreciation and amortization charges increased by $20.5 million during 2011 as compared to 2010 due to the operation of a larger fleet, including the 14 vessels delivered during the third quarter of 2010 and four vessels delivered during 2011 as well as the nine Baltic Trading vessels delivered during the year ended December 31, 2010, which accounted for $7.3 million of the increase.  Depreciation and amortization charges in 2011 reflected a decrease in depreciation expense of $2.5 million due to the change in estimated salvage value from $175 per lightweight ton to $245 per lightweight ton.  Refer to Note 2 — Summary of Significant Accounting Policies in our consolidated financial statements for further information regarding this change.

OTHER OPERATING INCOME-

For the years ended December 31, 2011 and 2010, other operating income was $0.5 million and $0.8 million, respectively.  The decrease is due to $0.2 million of other operating income recorded during 2010 which represents the payment received from the seller of the Baltic Cougar as a result of the late delivery of the vessel to Baltic Trading.  There was no similar other operating income received during 2011.

NET INTEREST EXPENSE-

Net interest expense increased by $14.1 million during 2011 as compared with 2010.  Net interest expense during the years ended December 31, 2011 and 2010 consisted of interest expense under our 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and Baltic Trading’s $150 million senior secured revolving credit facility as well as interest expense related to the 2010 Notes.  Additionally, interest income, unused commitment fees associated with the aforementioned credit facilities as well as the amortization of deferred financing costs related to the aforementioned credit facilities are included in net interest expense during 2011 and 2010.  The increase in net interest expense for the year ended December 31, 2011 versus the year ended December 31, 2010 was primarily a result of interest expense incurred on increased borrowings.

INCOME TAX EXPENSE-

For the year ended December 31, 2011, income tax expense was $1.4 million as compared to $1.8 million during the year ended December 31, 2010.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our consolidated financial statements for further information.  The decrease in income tax expense during 2011 as compared to 2010 is a result of additional income earned by Genco (USA) during 2010.  This was due to the 1% purchase fee due to Genco (USA) from Baltic Trading pursuant to the Management Agreement related to the delivery of nine vessels during the year ended December 31, 2010.  There were no similar transactions during the year ended December 31, 2011.  Income tax expense reflected an increase in service revenue earned during 2011 as compared to 2010 due to a full year of technical management fees earned for MEP and Baltic Trading vessels during 2011.

NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the years ended December 31, 2011 and 2010, net (loss) income attributable to noncontrolling interest was ($0.3) million and $6.2 million, respectively.  These amounts represent the net (loss) income attributable to the noncontrolling interest of Baltic Trading, which completed its IPO on March 15, 2010.

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

Operating Data

The following compares the components of our operating income and net income for the years ended December 31, 2010 and 2009 and certain balance sheet data as of December 31, 2010 and 2009.

	For the years ended December 31,		Increase
	2010	2009	(Decrease)	% Change
Income Statement Data:
(U.S. dollars in thousands except for per share amounts)
Revenues:
Voyage revenue	$447,438	$379,531	$67,907	17.9%
Service revenue	1,249	—	1,249	100.0%
Revenues	448,687	379,531	69,156	18.2%

Operating Expenses:
Voyage expenses	4,467	5,024	(557)	(11.1)%
Vessel operating expenses	78,976	57,311	21,665	37.8%
General, administrative and management fees	29,081	18,554	10,527	56.7%
Depreciation and amortization	115,663	88,150	27,513	31.2%
Other operating income	(791)	—	(791)	100.0%

Total operating expenses	227,396	169,039	58,357	34.5%

Operating income	221,291	210,492	10,799	5.1%
Other expense income	(72,042)	(61,868)	(10,174)	16.4%
Income before income taxes	149,249	148,624	625	0.4%
Income tax expense	(1,840)	—	(1,840)	100.0%

Net income	$147,409	$148,624	(1,215)	(0.8)%
Less: Net (loss) income attributable to noncontrolling interest	6,166	—	6,166	100.0%
Net income attributable to Genco shipping & Trading Limited	$141,243	$148,624	(7,381)	(5.0)%

Earnings per share - Basic	$4.28	$4.75	$(0.47)	(9.9)%
Earnings per share - Diluted	$4.07	$4.73	$(0.66)	(14.0)%
Dividends declared and paid per share	$—	$—	$—	—
Weighted average common shares outstanding — Basic	32,987,449	31,295,212	1,692,237	5.4%
Weighted average common shares outstanding - Diluted	35,891,373	31,445,063	4,446,310	14.1%
Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$270,877	$188,267	82,610	43.9%
Total assets	3,182,708	2,336,802	845,906	36.2%
Total debt (current and long-term, including notes payable)	1,746,248	1,327,000	419,248	31.6%
Total shareholders’ equity	1,348,153	928,925	419,228	45.1%

Other Data:
(U.S. dollars in thousands)
Net cash provided by operating activities	$262,680	$219,729	$42,951	19.5%
Net cash used in investing activities	(870,230)	(306,210)	(564,020)	184.2%
Net cash provided by financing activities	690,160	149,792	540,368	360.7%

EBITDA (1)	$330,711	$298,330	$32,381	10.9%

(1)          EBITDA represents net income attributable to Genco Shipping & Trading plus net interest expense, taxes and depreciation and amortization.  Refer to page 40 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net income attributable to Genco Shipping & Trading for each of the periods presented above.

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

DEPRECIATION AND AMORTIZATION-

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

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

Net interest expense increased by $10.4 million during 2010 as compared with 2009.  Net interest expense during the year ended December 31, 2010 consisted of interest expense under our 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility as well as interest expense related to the 2010 Notes.  Additionally, interest income, unused commitment fees associated with the credit facilities noted above as well as the amortization of deferred financing costs related to the credit facilities noted above are included in net interest expense during 2010.  The increase in net interest expense for the year ended December 31, 2010 versus the year ended December 31, 2009 was primarily a result of borrowing under the additional credit facilities that we entered into during 2010 due to the acquisition of additional vessels during 2010, as well as net interest expense incurred by Baltic Trading, which amounted to $1.9 million during 2010.  Net interest expense during the year ended December 31, 2009 consisted primarily of interest expense under our 2007 Credit Facility as well as unused commitment fees and deferred financing costs related to the 2007 Credit Facility.

INCOME TAX EXPENSE-

For the year ended December 31, 2010, income tax expense was $1.8 million as compared to $0 during the year ended December 31, 2009.  This income tax expense primarily includes federal, state and local income taxes on net income earned by Genco (USA).  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our consolidated financial statements for further information.

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

Currently, our wholly-owned subsidiary Genco Investments LLC owns 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 25.11% ownership interest in Baltic Trading and 83.41% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  On April 16, 2010, Baltic Trading entered into a $100 million senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (the “2010 Baltic Trading Credit Facility”).  The 2010 Baltic Trading Credit Facility was subsequently amended effective November 30, 2010 which increased the borrowing capacity from $100 million to $150 million.  The amended 2010 Baltic Trading Credit Facility matures on November 30, 2016.  Refer to Note 9 — Long-Term Debt of our consolidated financial statements for a description of this facility as well as a description of the amendment entered into effective November 30, 2010.  To remain in compliance with a net worth covenant in the 2010 Baltic Trading Credit Facility, Baltic Trading would need to maintain a net worth of $232.8 million after the payment of any dividends.  We do not believe these restrictions have a significant impact on our liquidity.

We entered into two secured term loan facilities during August 2010 in order to fund future vessel acquisitions.  On August 12, 2010, we entered into a $100 million secured term loan facility to fund or refund to us a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies.  Additionally, on August 20, 2010, we entered into a $253 million senior secured term loan facility to fund a portion of the purchase price of the acquisition of 13 vessels from Bourbon.  Refer to Note 9 — Long-Term Debt in our consolidated financial statements for further information regarding these loan facilities.

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

The 2007 Credit Facility, the $253 Million Term Loan Facility, and the $100 Million Term Loan Facility each include a maximum leverage ratio covenant limiting the ratio of our net debt to EBITDA to a maximum of 5.5 to 1.  We calculate the leverage ratio under our 2007 Credit Facility, $253 Million Term Loan Facility, and $100 Million Term Loan Facility by dividing our Average Consolidated Net Indebtedness by our Consolidated EBITDA as defined under these facilities.  There is no leverage ratio covenant under the Baltic Trading 2010 Credit Facility.  Average Consolidated Net Indebtedness is the monthly average of our indebtedness as defined under the facilities, which at December 31, 2011 consisted of long-term debt, the 2010 Notes, cash and cash equivalents (excluding restricted cash) and the letter of credit issued related to leases.  On December 21, 2011, we entered agreements which waived the existing maximum leverage ratio covenant, as well as the consolidated interest ratio, for the three aforementioned credit facilities for a period beginning on October 1, 2011 and ending on (and including) March 31, 2013.

Pursuant to the current terms of the 2007 Credit Facility, the existing collateral maintenance financial covenant is waived, which required us to maintain pledged vessels with a value equal to at least 130% of our current borrowings, and accelerated the reductions of the total facility which began on March 31, 2009.  Please read the description of the 2007 Credit Facility in Note 9 Long-Term Debt of our consolidated financial statements for further details.  The collateral maintenance covenant is waived until we can represent that we are in compliance with all of our financial covenants.  Under the collateral maintenance covenants of our $253 Million Term Loan Facility, our $100 Million Term Loan Facility, and the 2010 Baltic Trading Credit Facility, the aggregate valuations of our vessels pledged under each facility must at least be a certain percentage of loans outstanding (or, in the case of the Baltic Trading Credit Facility, the total amount we may borrow), which percentages are 135%, 130%, and 140%, respectively.  Under our $253 Million Term Loan Facility, the amount payable upon early termination of any interest rate swaps under the facility is added to outstanding loans for purposes of this covenant.  If our valuations fall below the applicable percentage, we must provide additional acceptable collateral, repay a portion of our borrowings, or (in the case of the 2010 Baltic Trading Credit Facility) permanently reduce the amount we may borrow under the facility to the extent required to restore our compliance with the applicable covenant.

Dividend Policy

Historically, our dividend policy, which commenced in November 2005, has been to declare quarterly distributions to shareholders by each February, May, August and November, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our Board of Directors determines we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  In the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.  Under the current terms of the 2007 Credit Facility, we are required to suspend the payment of cash dividends until we can represent that we are in a position to satisfy the collateral maintenance covenant.  Refer to Note 9 — Long-Term Debt in our consolidated financial statements for further information regarding the 2009 Amendment.  As such, a dividend has not been declared during 2009, 2010 and 2011.

As a result of the 2009 Amendment to the 2007 Credit Facility, we have suspended the payment of cash dividends effective for the fourth quarter of 2008, and payment of cash dividends will remain suspended until we can meet the collateral maintenance covenant contained in the 2007 Credit Facility. In addition, under the terms of the December 2011 Agreements, we are prohibited from paying dividends through March 31, 2013.

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

Share Repurchase Program

On February 13, 2008, our Board of Directors approved our share repurchase program for up to a total of $50.0 million of our common stock.  Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program were determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act.  The program does not require us to purchase any specific number or amount of shares and may be suspended or reinstated at any time in our discretion and without notice.  Repurchases under the program are subject to restrictions under the 2007 Credit Facility.  The 2007 Credit Facility was amended as of February 13, 2008 to permit the share repurchase program and provide that the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.  Subsequently, on January 26, 2009, we entered into the 2009 Amendment, which amended the 2007 Credit Facility to require us to suspend all share repurchases until we can represent that we are in a position to again satisfy the collateral maintenance covenant.  Refer to Note 9 — Long-Term Debt in our consolidated financial statements for further information regarding the 2009 Amendment.  Pursuant to the 2009 Amendment, there were no share repurchases made during the twelve months ended December 31, 2011 and 2010.  In addition, under the terms of the December 2011 Agreements, we are prohibited from making share repurchases through March 31, 2013.

Since the inception of the share repurchase program through December 31, 2011, we have repurchased and retired 278,300 shares of our common stock for $11.5 million (average per share purchase price of $41.32) using funding from cash generated from operations pursuant to its share repurchase program.  An additional 3,130 shares of common stock were repurchased from employees for $0.04 million during 2008 pursuant to our Equity Incentive Plan rather than the share repurchase program.  No share repurchases were made during the years ended December 31, 2011 and 2010, and the maximum dollar amount that may yet be purchased under our share repurchase program is $38,499,962.

Cash Flow

Net cash provided by operating activities for the years ended December 31, 2011 and 2010 was $158.2 million and $262.7 million, respectively. The decrease in cash provided by operating activities was primarily due to lower net income for the twelve months of 2011, which resulted primarily from lower charter rates achieved in 2011 versus the prior year for the majority of the vessels in our fleet. For the year ended December 31, 2011 as compared to the year ended December 31, 2010, the cash flow impact of the lower net income was partially offset by higher depreciation and amortization due to the operation of a larger fleet.

Net cash used in investing activities for the years ended December 31, 2011 and 2010 was $133.4 million and $870.2 million, respectively.  The decrease was primarily due to fewer funds used for deposits and purchases of vessels during 2011 compared to 2010. For the year ended December 31, 2011, cash used in investing activities primarily related to the purchase of vessels in the amount of $130.3 million. For the year ended December 31, 2010, cash used in investing activities primarily related to purchases of vessels in the amount of $971.2 million and deposits on vessels in the amount of $13.7 million.  This was partially offset by proceeds of $106.6 million related to the back to back sale of three vessels to Maritime Equity Partners LLC.

Net cash used in financing activities was $67.7 million during the year ended December 31, 2011 as compared to $690.2 million in net cash provided by financing activities during the year ended December 31, 2010. Cash used in financing activities in 2011 mainly consisted of the following: $102.5 million repayment of debt under the 2007 Credit Facility, $26.9 million repayment of debt under the $253 Million Term Loan Facility, $8.0 million repayment of debt under the $100 Million Term Loan Facility, $4.1 million for payments of deferred financing costs and the $7.6 million dividend payments of our subsidiary, Baltic Trading Limited, to its outside shareholders. Those uses were partially offset by $21.5 million of proceeds from the $253 Million Term Loan Facility related to the Bourbon Vessels acquired and $60.0 million of proceeds from the $100 Million Term Loan Facility. For the year ended December 31, 2010, cash provided by financing activities consisted of $231.5 million of proceeds from the $253 Million Term Loan Facility, $40.0 million of proceeds from the $100 Million Term Loan Facility, $214.5 million of proceeds from the initial public offering of Baltic Trading Limited, $125.0 million of proceeds from the issuance of convertible senior notes, $55.2 million of proceeds from the issuance of common stock and $101.3 million of proceeds from the 2010 Baltic Trading Credit Facility, partially offset by repayments on the 2007 Credit Facility of $50.0 million, $4.7 million repayment of debt under the $253 Million Term Loan Facility, $1.1 million repayment of debt under the $100 Million Term Loan Facility, $3.7 million for payments of common stock issuance costs, $11.2 million for payments of deferred financing costs and the $5.4 million dividend payment of our subsidiary, Baltic Trading Limited, to its outside shareholders.

Credit Facilities

Refer to Note 9 — Long-Term Debt of our consolidated financial statements for a summary of our outstanding credit facilities and a description of the underlying financial and non-financial covenants.

As of December 31, 2011, we believe we are in compliance with all of the financial covenants under our 2007 Credit Facility, as amended; $100 Million Term Loan Facility, as amended; $253 Million Term Loan Facility, as amended and the 2010 Baltic Trading Credit Facility.

Convertible Notes Payable

Refer to Note 10 — Convertible Senior Notes of our consolidated financial statements for a summary of the convertible notes payable.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At December 31, 2011, we have eight interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $606.2 million and the swaps have specified rates and durations.

Refer to the table in Note 9 — Long-Term Debt of our consolidated financial statements, which summarizes the interest rate swaps in place as of December 31, 2011 and 2010.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of December 31, 2011 and 2010.

Interest Rates

The effective interest rate associated with the interest expense for our various debt facilities (2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility), including the rate differential between the pay fixed receive variable rate on the interest rate swap agreements that were in effect, combined, and the cost associated with unused commitment fees was 4.42% and 4.64% during 2011 and 2010, respectively.  The interest rate on the debt, excluding impact of swaps and the unused commitment fees, ranged from 2.19% to 3.52% and from 2.25% to 3.60% for 2011 and 2010, respectively.  The effective interest rate associated with the liability component of the 2010 Notes was 9.9% during both 2011 and 2010.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of December 31, 2011.  The table incorporates the employment agreement entered into in September 2007 with our Chief Financial Officer, John Wobensmith.  The interest and borrowing fees reflect the 2007 Credit Facility, the 2010 Baltic Trading Credit Facility, as amended, the $100 Million Term Loan Facility, the $253 Million Term Loan Facility and the 2010 Notes utilizing the coupon rate of 5% which were issued on July 27, 2010 and the interest rate swap agreements as discussed above under “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements.”  The following table also incorporates the future lease payments associated with the current lease agreement as well as the new lease agreement entered into effective April 4, 2011.  Refer to Note 19 — Commitments and Contingencies in our consolidated financial statements for further information regarding the terms of the current and new lease agreements.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Credit Agreements	$1,588,012	$185,077	$441,545	$662,688	$298,702
2010 Notes	125,000	—	—	125,000	—
Interest and borrowing fees	277,418	87,550	126,059	57,531	6,278
Executive employment agreement	338	338	—	—	—
Office leases	27,291	1,500	2,999	3,192	19,600
Totals	$2,018,059	$274,465	$570,603	$848,411	$324,580

Interest expense has been estimated using the fixed hedge rate for the effective period and notional amount of the debt which is effectively hedged and 0.3125% for the portion of the debt that has no designated swap against it, plus the applicable bank margin of 2.00% for the 2007 Credit Facility and 3.00% for the $100 Million Term Loan Facility, $253 Million Term Loan Facility and the amended 2010 Baltic Trading Credit Facility.  Interest expense in the table above reflects repayment of $12.5 million on the Company’s 2007 Credit Facility on January 3, 2012.  We are obligated to pay certain commitment fees in connection with all of our credit facilities, which have been reflected within interest and borrowing fees.  These commitment fees include the facility fee for the 2007 Credit Facility which represents 2.0% per annum on the average daily outstanding principal amount of the outstanding loans under the facility.  These fees were included in the amendment to the 2007 Credit Facility entered into effective December 21, 2011.  Refer to Note 9 — Long-Term Debt in our consolidated financial statements for further information regarding this amendment.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Excluding Baltic Trading’s vessels, our fleet currently consists of nine Capesize drybulk carriers, eight Panamax drybulk carriers, 17 Supramax drybulk carriers, six Handymax drybulk carriers and 13 Handysize drybulk carriers.  Baltic Trading’s fleet currently consists of two Capesize drybulk carriers, four Supramax drybulk carriers and three Handysize drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings.  We estimate our drydocking costs and scheduled off-hire days for our fleet through 2013 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2012	$10.7	340
2013	$4.3	120

The costs reflected are estimates based on drydocking our vessels in China.  We estimate that each drydock will result in 20 days of off-hire.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.

During 2011, we incurred a total of $4.0 million of drydocking costs.

During 2010, we incurred a total of $3.7 million of drydocking costs.

We estimate that 17 of our vessels will be drydocked during 2012 and an additional 6 vessels in 2013.

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

During the year ended December 31, 2011, we acquired two Handysize vessels from Metrostar that had existing below market time charters at the time that we agreed to acquire these vessels.  We recorded a liability for time charters acquired related to these two vessels in the amount of $0.6 million based on the present value of the difference between the contractual amounts to be paid and our estimated of the fair market charter rate.  In order to calculate the present value, we utilized a discount rate of 12%.  If we utilized a discount rate of 9% as compared to 12%, it would result in an increase in the liability balance of approximately nine thousand dollars.  If we utilized a discount rate of 15% as compared to 12%, it would result in a decrease in the liability balance of approximately nine thousand dollars.

During the year ended December 31, 2010, we acquired two Supramax vessels from Bourbon and two Handysize vessels from Metrostar that had existing below market time charters at the time that we agreed to acquire these vessels.  We recorded a liability for time charters acquired related to these five vessels in the amount of $2.1 million based on the present value of the difference between the contractual amounts to be paid and our estimate of the fair market charter rate.  In order to calculate the present value, we utilized a discount rate of 12%.  If we utilized a discount rate of 9% as compared to 12%, it would result in an increase in the liability balance of approximately thirty-five thousand dollars.  If we utilized a discount rate of 15% as compared to 12%, it would result in a decrease in the liability balance of approximately thirty-three thousand dollars.

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

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value.  Effective January 1, 2011, we increased the estimated scrap value of the vessels from $175/lwt to $245/lwt prospectively based on the 15-year average scrap value of steel.  This increase in the residual value of the vessels will decrease the annual depreciation charge over the remaining useful life of the vessel.  During the year ended December 31, 2011, the increase in the estimated scrap value resulted in a decrease in depreciation expense of approximately $2.5 million.  Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

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

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $100 Million Term Loan Facility and our $253 Million Term Loan Facility, as well as the 2010 Baltic Trading Credit Facility, at December 31, 2011, and the collateral maintenance covenant under our 2007 Credit Facility was waived at December 31, 2011, as discussed above.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at December 31, 2011.  At December 31, 2011, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date were lower than their carrying values at December 31, 2011.  For the Genco Ocean, Genco Bay, Genco Avra and Genco Spirit, the last compliance testing date prior to December 31, 2011 was August 17, 2011, in accordance with the terms of the $100 Million Term Loan Facility; for all other vessels, the compliance testing date was December 31, 2011, in accordance with the terms of the applicable credit facility.

The amount by which the carrying value at December 31, 2011 of all of the vessels in our fleet exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $2.2 million to $73.8 million per vessel.  The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $19.6 million.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels, which can be significant.

Vessels	Year Built	Year Acquired	Carrying Value (U.S. Dollars in thousands)
2007 Credit Facility
Genco Reliance	1999	2004	$16,496
Genco Vigour	1999	2004	22,516
Genco Explorer	1999	2004	16,382
Genco Carrier	1998	2004	16,731
Genco Sugar	1998	2004	15,386
Genco Pioneer	1999	2005	16,249
Genco Progress	1999	2005	16,397
Genco Wisdom	1997	2005	15,843
Genco Success	1997	2005	15,762
Genco Beauty	1999	2005	22,654
Genco Knight	1999	2005	22,403
Genco Leader	1999	2005	22,381
Genco Marine	1996	2005	15,241
Genco Prosperity	1997	2005	16,057
Genco Muse	2001	2005	22,167
Genco Acheron	1999	2006	22,306
Genco Surprise	1998	2006	21,129
Genco Augustus	2007	2007	108,286
Genco Tiberius	2007	2007	108,471
Genco London	2007	2007	109,689
Genco Titus	2007	2007	110,188
Genco Challenger	2003	2007	34,206
Genco Charger	2005	2007	37,431
Genco Warrior	2005	2007	54,814
Genco Predator	2005	2007	56,287
Genco Hunter	2007	2007	59,931
Genco Champion	2006	2008	39,027
Genco Constantine	2008	2008	115,556
Genco Raptor	2007	2008	79,056
Genco Cavalier	2007	2008	64,599
Genco Thunder	2007	2008	79,166
Genco Hadrian	2008	2008	113,264
Genco Commodus	2009	2009	115,690
Genco Maximus	2009	2009	115,634
Genco Claudius	2010	2009	117,359
TOTAL			$1,834,754

$100 Million Term Loan Facility
Genco Bay	2010	2010	32,645
Genco Ocean	2010	2010	32,683
Genco Avra	2011	2011	33,790
Genco Mare	2011	2011	33,668
Genco Spirit	2011	2011	34,302
TOTAL			$167,088

$253 Million Term Loan Facility
Genco Aquitaine	2009	2010	34,418
Genco Ardennes	2009	2010	34,588
Genco Auvergne	2009	2010	34,531
Genco Bourgogne	2010	2010	34,492
Genco Brittany	2010	2010	34,553
Genco Languedoc	2010	2010	34,726
Genco Loire	2009	2010	31,478
Genco Lorraine	2009	2010	31,166

Genco Normandy	2007	2010	28,857
Genco Picardy	2005	2010	28,603
Genco Provence	2004	2010	28,249
Genco Pyrenees	2010	2010	34,453
Genco Rhone	2011	2011	36,107
TOTAL			$426,221

2010 Baltic Trading Credit Facility
Baltic Leopard	2009	2009	33,033
Baltic Panther	2009	2010	33,111
Baltic Cougar	2009	2010	33,261
Baltic Jaguar	2009	2010	33,162
Baltic Bear	2010	2010	69,153
Baltic Wolf	2010	2010	68,839
Baltic Wind	2009	2010	31,695
Baltic Cove	2010	2010	31,992
Baltic Breeze	2010	2010	32,551
TOTAL			$366,797

Consolidated Total			$2,794,860

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

When indicators of impairment are present and our estimate of undiscounted future cash flows for any vessel is lower than the vessel’s carrying value, the carrying value is written down, by recording a charge to operations, to the vessel’s fair market value if the fair market value is lower than the vessel’s carrying value.  We noted that TCE revenues across its fleet were lower on average in 2011 compared with 2010.  Our management views the lower TCE rates in 2011 as part of a longer term economic cycle.

We concluded at December 31, 2011 that the future income streams expected to be earned by such vessels over their remaining operating lives on an undiscounted basis would be sufficient to recover their carrying values and that, accordingly, our vessels were not impaired under U.S. GAAP.  Our estimated future undiscounted cash flows exceeded each of our vessels’ carrying values by a considerable margin (28% - 325% of carrying value).  Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 6.7 years in which to recover sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2011.  Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

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

The projected net operating cash flows are determined by considering the future charter revenues from existing time charters for the fixed fleet days and an estimated daily time charter equivalent for the unfixed days over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and capital expenditures adjusted annually for inflation, assuming fleet utilization of 98%. The salvage value used in the impairment test is estimated to be $245 per light weight ton, consistent with our vessels’ depreciation policy discussed above.

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

Investments

We hold an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as available-for-sale and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of AOCI.  We classify the investment as a current or noncurrent asset based on our intent to hold the investment at each reporting date.

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

Fair value of financial instruments

The estimated fair values of our financial instruments such as amounts due to / due from charterers, accounts payable and long-term debt approximate their individual carrying amounts as of December 31, 2011 and December 31, 2010 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  We held eight and ten interest rate swap agreements with DnB NOR Bank at December 31, 2011 and 2010, respectively, to manage future interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $606.2 million and $756.2 million, respectively, and the swaps have specified rates and durations.  Refer to the table in Note 11 — Interest Rate Swap Agreements of our consolidated financial statements which summarizes the interest rate swaps in place as of December 31, 2011 and 2010.

The swap agreements, with effective dates prior to December 31, 2011 synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of swap plus the Applicable Margin as discussed in the “2007 Credit Facility” section of Note 9 — Long-Term Debt of our consolidated financial statements.

The total liability associated with the swaps at December 31, 2011 is $25.3 million and $43.3 million at December 31, 2010, and are presented as the fair value of derivatives on the balance sheet.   As of December 31, 2011 and 2010, we have accumulated other comprehensive deficit of ($25.2) million and ($43.2) million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in other income (expense) of $0.1 million and during 2011 and 2010.  At December 31, 2011, ($12.3) million of AOCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  For the year ended December 31, 2011, we paid LIBOR plus 2.00% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for such swap’s effective period.  Effective December 21, 2011, we are also subject to a facility fee of 2.00% per annum on the average daily outstanding principal amount of the outstanding loan under the 2007 Credit Facility pursuant to the amendment entered into with our lenders under this facility which will be reduced to 1.0% if we consummate an equity offering resulting in an aggregate amount $50.0 million of gross proceeds.  We also paid LIBOR plus 3.00% on the outstanding debt under the $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility.  A 1% increase in LIBOR would result in an increase of $9.5 million in interest expense for the year ended December 31, 2011, considering the increase would be only on the unhedged portion of the debt.

Derivative financial instruments

As of December 31, 2011, we held eight interest rate swap agreements that we entered into with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $606.2 million, and the swaps have specified rates and durations.  Refer to the table in Note 9 — Long-Term Debt of our consolidated financial statements which summarized the interest rate swaps in place as of December 31, 2011 and December 31, 2010.

The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  The interest rate differential pertaining to the interest rate swaps for the years ended December 31, 2011 and 2010 was $28.9 million and $30.2 million, respectively.  We are currently utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of AOCI.  The ineffective portion is recognized as other (expense) income, which is a component of other (expense) income.  If for any period of time we did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation would be recognized as other (expense) income.

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

Investments

We hold investments in Jinhui of $24.5 million which are classified as available for sale (“AFS”) under Accounting Standards Codification 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”).  The investment is classified as a current or noncurrent asset based on our intent to hold the investment at each reporting date.  The investments that are classified as AFS are subject to risk of changes in market value, which if determined to be impaired (other than temporarily impaired), could result in realized impairment losses.  We review the carrying value of such investments on a quarterly basis to determine if any valuation adjustments are appropriate under ASC 320-10.  During 2008, we reviewed the investment in Jinhui for indicators of other-than-temporary impairment.  This determination required significant judgment.  In making this judgment, we evaluated, among other factors, the duration and extent to which the fair value of the investment is less than its cost; the general market conditions, including factors such as industry and sector performance, and our intent and ability to hold the investment.  Our investment in Jinhui was deemed to be other-than-temporarily impaired at December 31, 2008 due to the severity of the decline in its market value versus our cost basis.  We will continue to evaluate the investment on a quarterly basis to determine the likelihood of any further significant adverse effects on the fair value and amount of any additional impairment.  For the years ended December 31, 2011 and 2010, we have not deemed our investment to be impaired.  In the event we determine that the Jinhui investment is subject to any additional impairment, the amount of the impairment would be reclassified from AOCI and recorded as a loss in the Consolidated Statement of Operations for the amount of the impairment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Genco Shipping & Trading Limited

Consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Genco Shipping & Trading Limited

New York, New York

We have audited the accompanying consolidated balance sheets of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Genco Shipping & Trading Limited and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 22, 2012

Genco Shipping & Trading Limited

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010

 (U.S. Dollars in thousands, except for share and per share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$227,968	$270,877
Due from charterers, net	13,688	8,794
Prepaid expenses and other current assets	17,709	14,010
Total current assets	259,365	293,681

Noncurrent assets:
Vessels, net of accumulated depreciation of $464,518 and $334,502, respectively	2,794,860	2,783,810
Deposits on vessels	—	13,718
Deferred drydock, net of accumulated amortization of $11,111 and $9,044, respectively	6,934	8,538
Other assets, net of accumulated amortization of $7,749 and $4,561, respectively	17,795	16,937
Fixed assets, net of accumulated depreciation and amortization of $2,422 and $2,041, respectively	5,591	2,310
Other noncurrent assets	514	—
Restricted cash	9,750	9,000
Investments	24,468	54,714
Total noncurrent assets	2,859,912	2,889,027

Total assets	$3,119,277	$3,182,708

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$30,712	$31,790
Current portion of long-term debt	185,077	71,841
Deferred revenue	4,227	9,974
Fair value of derivative instruments	1,686	4,417
Total current liabilities	221,702	118,022

Noncurrent liabilities:
Deferred revenue	—	392
Deferred rent credit	1,823	657
Time charters acquired	1,164	2,197
Fair value of derivative instruments	23,654	38,880
Convertible senior note payable	106,381	102,309
Long-term debt	1,402,935	1,572,098
Total noncurrent liabilities	1,535,957	1,716,533

Total liabilities	1,757,659	1,834,555

Commitments and contingencies

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 36,307,598 and 35,951,198 shares at December 31, 2011 and December 31, 2010, respectively	363	359
Additional paid-in capital	809,443	803,778
Accumulated other comprehensive loss	(17,549)	(5,210)
Retained earnings	359,349	334,022
Total Genco Shipping & Trading Limited shareholders’ equity	1,151,606	1,132,949
Noncontrolling interest	210,012	215,204
Total equity	1,361,618	1,348,153

Total liabilities and equity	$3,119,277	$3,182,708

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

	For the Years Ended December 31,
	2011	2010	2009
Revenues:
Voyage revenues	$388,929	$447,438	$379,531
Service revenues	3,285	1,249	—
Total revenues	392,214	448,687	379,531

Operating expenses:
Voyage expenses	4,457	4,467	5,024
Vessel operating expenses	105,514	78,976	57,311
General, administrative and management fees	33,928	29,081	18,554
Depreciation and amortization	136,203	115,663	88,150
Other operating income	(527)	(791)	—

Total operating expenses	279,575	227,396	169,039

Operating income	112,639	221,291	210,492

Other (expense) income:
Other expense	(80)	(77)	(312)
Interest income	616	685	240
Interest expense	(86,722)	(72,650)	(61,796)

Other expense	(86,186)	(72,042)	(61,868)

Income before income taxes	26,453	149,249	148,624
Income tax expense	(1,385)	(1,840)	—

Net income	25,068	147,409	148,624
Less: Net (loss) income attributable to noncontrolling interest	(318)	6,166	—

Net income attributable to Genco Shipping & Trading Limited	$25,386	$141,243	$148,624

Earnings per share-basic	$0.72	$4.28	$4.75
Earnings per share-diluted	$0.72	$4.07	$4.73
Weighted average common shares outstanding-basic	35,179,244	32,987,449	31,295,212
Weighted average common shares outstanding-diluted	35,258,205	35,891,373	31,445,063
Dividends declared per share	$—	$—	$—

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Equity

For the Years Ended December 31, 2011, 2010 and 2009

(U.S. Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2009	$317	$717,979	$(66,014)	$44,196	$696,478	$—	$696,478

Net income				148,624	148,624	—	148,624
Change in unrealized gain on investments			55,408		55,408	—	55,408
Unrealized gain on cash flow hedges, net			24,195		24,195	—	24,195
Issuance of 133,250 shares of nonvested stock	1	(1)			—	—	—
Nonvested stock amortization		4,220			4,220	—	4,220
Balance — December 31, 2009	$318	$722,198	$13,589	$192,820	$928,925	$—	$928,925

Net income				141,243	141,243	6,166	147,409
Change in unrealized gain on investments			(17,466)		(17,466)	—	(17,466)
Unrealized loss on cash flow hedges, net			(1,333)		(1,333)	—	(1,333)
Issuance of 3,593,750 shares of common stock	36	54,846			54,882	—	54,882
Issuance of convertible senior notes		23,457			23,457	—	23,457
Issuance of 514,650 shares of nonvested stock	5	(5)			—	—	—
Nonvested stock amortization		4,327			4,327	2,892	7,219
Cash dividends paid by Baltic Trading Limited				(41)	(41)	(5,329)	(5,370)
Issuance of common stock of Baltic Trading Limited		(1,045)			(1,045)	211,475	210,430

Balance — December 31, 2010	$359	$803,778	$(5,210)	$334,022	$1,132,949	$215,204	$1,348,153

Net income (loss)				25,386	25,386	(318)	25,068
Change in unrealized gain on investments			(30,246)		(30,246)	—	(30,246)
Unrealized gain on cash flow hedges, net			17,907		17,907	—	17,907
Issuance of 357,500 shares of nonvested stock, less forfeitures of 1,100 shares	4	(4)			—	—	—
Nonvested stock amortization		5,574			5,574	2,764	8,338
Cash dividends paid by Baltic Trading Limited				(59)	(59)	(7,543)	(7,602)
Vesting of restricted shares issued by Baltic Trading Limited		95			95	(95)	—

Balance — December 31, 2011	$363	$809,443	$(17,549)	$359,349	$1,151,606	$210,012	$1,361,618

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2011, 2010 and 2009

 (U.S. Dollars in Thousands)

	For the Years Ended December 31,
	2011	2010	2009

Net income	$25,068	$147,409	$148,624
Change in unrealized gain on investments	(30,246)	(17,466)	55,408
Unrealized gain (loss) on cash flow hedges, net	17,907	(1,333)	24,195
Comprehensive income	12,729	128,610	228,227
Less: Comprehensive (loss) income attributable to noncontrolling interests	(318)	6,166	—
Comprehensive income attributable to Genco Shipping & Trading Limited	$13,047	$122,444	$228,227

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

(U.S. Dollars in Thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$25,068	$147,409	$148,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,203	115,663	88,150
Amortization of deferred financing costs	3,188	1,967	1,037
Amortization of time charters acquired	(1,611)	(4,560)	(18,975)
Amortization of discount on Convertible Senior Notes	4,072	1,684	—
Unrealized (gain) loss on derivative instruments	(51)	(66)	288
Amortization of nonvested stock compensation expense	8,338	7,219	4,220
Change in assets and liabilities:
(Increase) decrease in due from charterers	(4,894)	(6,677)	180
Increase in prepaid expenses and other current assets	(3,721)	(3,804)	(236)
Increase in other noncurrent assets	(514)	—	—
Increase in accounts payable and accrued expenses	1,091	10,048	874
(Decrease) increase in deferred revenue	(6,139)	(2,465)	177
Increase (decrease) in deferred rent credit	1,166	(30)	(19)
Deferred drydock costs incurred	(4,013)	(3,708)	(4,591)
Net cash provided by operating activities	158,183	262,680	219,729
Cash flows from investing activities:
Purchase of vessels	(130,328)	(971,203)	(287,637)
Deposits on vessels	—	(13,702)	—
Changes in deposits of restricted cash	(750)	8,500	(17,500)
Proceeds from sale of vessels	—	106,555	—
Purchase of other fixed assets	(2,289)	(380)	(1,073)
Net cash used in investing activities	(133,367)	(870,230)	(306,210)
Cash flows from financing activities:
Proceeds from the 2007 Credit Facility	—	—	166,200
Repayments on the 2007 Credit Facility	(102,500)	(50,000)	(12,500)
Proceeds from the $100 Million Term Loan Facility	60,000	40,000	—
Repayments on the $100 Million Term Loan Facility	(8,011)	(1,120)	—
Proceeds from the $253 Million Term Loan Facility	21,500	231,500	—
Repayments on the $253 Million Term Loan Facility	(26,916)	(4,691)	—
Proceeds from the Baltic Trading 2010 Credit Facility	—	101,250	—
Proceeds from issuance of common stock	—	55,200	—
Payment of common stock issuance costs	—	(318)	—
Proceeds from issuance of Convertible Senior Notes	—	125,000	—
Payment of Convertible Senior Notes issuance costs	(51)	(867)	—
Proceeds from issuance of common stock by subsidiary	—	214,508	—
Payment of subsidiary common stock issuance costs	—	(3,721)	—
Payment of dividend by subsidiary	(7,603)	(5,369)	—
Payment of deferred financing costs and deferred registration costs	(4,144)	(11,212)	(3,908)
Net cash (used in) provided by financing activities	(67,725)	690,160	149,792
Net (decrease) increase in cash and cash equivalents	(42,909)	82,610	63,311
Cash and cash equivalents at beginning of year	270,877	188,267	124,956
Cash and cash equivalents at end of year	$227,968	$270,877	$188,267

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands)

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

1 - GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”), its wholly owned subsidiaries, and its subsidiary, Baltic Trading Limited (collectively, the “Company”).  The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.  GS&T is incorporated under the laws of the Marshall Islands and as of December 31, 2011 is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco Management (USA) Limited; and the ship-owning subsidiaries as set forth below.

At December 31, 2011, 2010 and 2009, GS&T’s fleet consisted of 53, 49 and 35 vessels, respectively.

Below is the list of GS&T’s wholly owned ship-owning subsidiaries as of December 31, 2011:

Wholly Owned Subsidiaries	Vessels Acquired	Dwt	Date Delivered	Year Built

Genco Reliance Limited	Genco Reliance	29,952	12/6/04	1999
Genco Vigour Limited	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05	1997
Genco Muse Limited	Genco Muse	48,913	10/14/05	2001
Genco Acheron Limited	Genco Acheron	72,495	11/7/06	1999
Genco Surprise Limited	Genco Surprise	72,495	11/17/06	1998
Genco Augustus Limited	Genco Augustus	180,151	8/17/07	2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07	2007
Genco London Limited	Genco London	177,833	9/28/07	2007
Genco Titus Limited	Genco Titus	177,729	11/15/07	2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07	2003
Genco Charger Limited	Genco Charger	28,398	12/14/07	2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07	2005
Genco Predator Limited	Genco Predator	55,407	12/20/07	2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07	2007
Genco Champion Limited	Genco Champion	28,445	1/2/08	2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08	2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08	2007
Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08	2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08	2007
Genco Hadrian Limited	Genco Hadrian	169,694	12/29/08	2008
Genco Commodus Limited	Genco Commodus	169,025	7/22/09	2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09	2009
Genco Claudius Limited	Genco Claudius	169,025	12/30/09	2010
Genco Bay Limited	Genco Bay	34,296	8/24/10	2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10	2010

Genco Avra Limited	Genco Avra	34,391	5/12/2011	2011
Genco Mare Limited	Genco Mare	34,428	7/20/2011	2011
Genco Spirit Limited	Genco Spirit	34,432	11/10/2011	2011
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10	2009
Genco Ardennes Limited	Genco Ardennes	57,981	8/31/10	2009
Genco Auvergne Limited	Genco Auvergne	57,981	8/16/10	2009
Genco Bourgogne Limited	Genco Bourgogne	57,981	8/24/10	2010
Genco Brittany Limited	Genco Brittany	57,981	9/23/10	2010
Genco Languedoc Limited	Genco Languedoc	57,981	9/29/10	2010
Genco Loire Limited	Genco Loire	53,416	8/4/10	2009
Genco Lorraine Limited	Genco Lorraine	53,416	7/29/10	2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10	2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10	2005
Genco Provence Limited	Genco Provence	55,317	8/23/10	2004
Genco Pyrenees Limited	Genco Pyrenees	57,981	8/10/10	2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/2011	2011

During October 2009, Baltic Trading Limited (“Baltic Trading”) filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”).  Baltic Trading was incorporated in October 2009 in the Marshall Islands for the purpose of conducting a shipping business focused on the drybulk industry spot market.  Baltic Trading was a wholly-owned indirect subsidiary of GS&T until Baltic Trading completed its initial public offering, or IPO, on March 15, 2010.  As of December 31, 2011, Genco Investments LLC owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represented a 25.11% ownership interest in Baltic Trading and 83.41%.  As of December 31, 2010, GS&T’s wholly-owned subsidiary Genco Investments LLC owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represented a 25.24% ownership interest in Baltic Trading and 83.51% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Additionally, pursuant to the subscription agreement between Genco Investments LLC and Baltic Trading, for so long as GS&T directly or indirectly holds at least 10% of the aggregate number of outstanding shares of Baltic Trading’s common stock and Class B stock, Genco Investments LLC will be entitled to receive an additional number of shares of Baltic Trading’s Class B stock equal to 2% of the number of common shares issued in the future, other than shares issued under Baltic Trading’s 2010 Equity Incentive Plan.

Below is the list of Baltic Trading’s wholly owned ship-owning subsidiaries as of December 31, 2011:

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

Mr. Georgiopoulos is the sole member of the Management Committee of Fleet Acquisition LLC, which currently retains 443,606 shares of the Company’s common stock of which Mr. Georgiopoulos may be deemed to be the beneficial owner.  As a result of the foregoing transaction in addition to grants of nonvested shares made to Mr. Georgiopoulos, Mr. Georgiopoulos may be deemed to beneficially own 12.66% of the Company’s common stock (including shares held through Fleet Acquisition LLC) at December 31, 2011.

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

Revenue and voyage expense recognition

Since the Company’s inception, revenues have been generated from time charter agreements, pool agreements and spot market-related time charters.  A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily hire rate, including any ballast bonus payments received pursuant to the time charter agreement.  Spot market-related time charters are the same as other time charter agreements, except the time charter rates are variable and are based on a percentage of the average daily rates as published by the Baltic Dry Index.  In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer.  There are certain other non-specified voyage expenses such as commissions which are typically borne by the Company.  At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses.  These differences in bunkers resulted in net gains of $2,653, $1,743 and $283 during the years ended December 31, 2011, 2010 and 2009, respectively.

The Company records time charter revenues over the term of the charter as service is provided.  Revenues are recognized on a straight-line basis as the average revenue over the term of the respective time charter agreement.  The Company recognizes voyage expenses when incurred.

Two of the Company’s vessels, the Genco Constantine and Genco Hadrian, are chartered under time charters which include a profit-sharing element.  Under these charter agreements, the Company receives a fixed rate of $53 and $65 per day, respectively, and an additional profit-sharing payment.  The profit-sharing between the Company and the respective charterer for each 15-day period is calculated by taking the average over that period of the published Baltic Cape Index of the four time charter routes as reflected in daily reports.  If such average is more than the base rate payable under the charter, the excess amount is allocable 50% to the Company and 50% to the charterer.  The profit sharing amount due to the Company is net of a 3.75% commission.  Profit sharing revenue is recorded when the average of the published Baltic Cape Index for the four time charter routes is available for the entire 15-day period, which is when the profit sharing revenue is fixed and determinable.

Four of the Company’s vessels, the Genco Ocean, Genco Bay, Genco Avra and Genco Spirit, are chartered under spot market-related time charters which include a profit-sharing element.  Under these charter agreements, the rate for the spot market-related time charter is linked with a floor of $9 and a ceiling of $14 daily with a 50% profit sharing arrangement to apply to any amount above the ceiling.  The rate is based on 115% of the average of the daily rates reflected in the daily reports of the Baltic Handysize Index.

At December 31, 2011, five of the Company’s vessels are in vessel pools.  The Genco Explorer, Genco Pioneer, Genco Progress, Genco Reliance and Genco Sugar entered the Lauritzen Pool during August 2009.  Vessel pools, such as the Lauritzen Pool, provide cost-effective commercial management activities for a group of similar class vessels.  The pool arrangement provides the benefits of a large-scale operation, and chartering efficiencies that might not be available to smaller fleets.  Under the pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue less voyage expenses generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these vessels is subject to the fluctuations of the spot market.  The Company recognizes revenue from these pool arrangements based on its portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after voyage expenses and pool manager fees.

Other operating income

During the years ended December 31, 2011, 2010 and 2009, the Company recorded other operating income of $527, $791 and $0 respectively.  Other operating income recorded during the years ended December 31, 2011 and 2010 consists of $527 and $585, respectively, related to the first two installments due on December 30, 2011 and 2010, respectively, from Samsun Logix Corporation (“Samsun”) pursuant to the rehabilitation plan which was approved by the South Korean courts.  Refer to Note 19 — Commitments and Contingencies for further information regarding the bankruptcy settlement with Samsun.  Additionally, other operating income during the year ended December 31, 2010 consists of $206 related to a payment received from the seller of the Baltic Cougar as a result of the late delivery of the vessel to Baltic Trading.

Due from charterers, net

Due from charterers, net includes accounts receivable from charters, net of the provision for doubtful accounts.  At each balance sheet date, the Company provides for the provision based on a review of all outstanding charter receivables.  Included in the standard time charter contracts with the Company’s customers are certain performance parameters which if not met, can result in customer claims.  As of December 31, 2011 and 2010, the Company had a reserve of $906 and $592, respectively, against due from charterers balance and an additional accrual of $762 and $689, respectively, in deferred revenue, each of which is primarily associated with estimated customer claims against the Company including vessel performance issues under time charter agreements.

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

Vessels, net

Vessels, net is stated at cost less accumulated depreciation.  Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage.  The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel.  Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard.  Depreciation expense for vessels for the years ended December 31, 2011, 2010 and 2009 was $130,080, $109,839, and $84,326, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value.  The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment.  Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense.  Expenditures for routine maintenance and repairs are expensed as incurred.  Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt).  Effective January 1, 2011, the Company increased the estimated scrap value of the vessels from $175/lwt to $245/lwt prospectively based on the 15-year average scrap value of steel.  The change in the estimated scrap value will result in a decrease in depreciation expense over the remaining life of the vessel assets.  During the year ended December 31, 2011, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $2,479. The decrease in depreciation expense resulted in a $0.07 increase of basic and diluted earnings per share during the year ended December 31, 2011.

Fixed assets, net

Fixed assets, net are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are based on a straight line basis over the estimated useful life of the specific asset placed in service.  The following table is used in determining the typical estimated useful lives:

Description	Useful lives

Leasehold improvements	Lesser of the estimated useful life of the asset or life of the lease
Furniture, fixtures & other equipment	5 years
Vessel equipment	2-15 years
Computer equipment	3 years

Depreciation and amortization expense for fixed assets for the years ended December 31, 2011, 2010 and 2009 was $507, $501 and $414, respectively.

Deferred drydocking costs

The Company’s vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating.  The Company defers the costs associated with the drydockings as they occur and amortizes these costs on a straight-line basis over the period between drydockings.  Costs deferred as part of a vessel’s drydocking include actual costs incurred at the drydocking yard; cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking.  If the vessel is drydocked earlier than originally anticipated, any remaining deferred drydock costs that have not been amortized are expensed at the beginning of the next drydock.  Amortization expense for drydocking for the years ended December 31, 2011, 2010 and 2009 was $5,617, $5,324, and $3,410, respectively.  All other costs incurred during drydocking are expensed as incurred.

Impairment of long-lived assets

The Company follows Accounting Standards Codification (“ASC”) Subtopic 360-10, “Property, Plant and Equipment” (“ASC 360-10”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  If indicators of impairment are present, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets.  If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value.  Various factors including anticipated future charter rates, estimated scrap values, future drydocking costs and estimated vessel operating costs are included in this analysis.

For the years ended December 31, 2011, 2010 and 2009, no impairment charges were recorded on the Company’s long-lived assets.

Deferred financing costs

Deferred financing costs, included in other assets, consist of fees, commissions and legal expenses associated with obtaining loan facilities and amending existing loan facilities.  These costs are amortized over the life of the related debt and are included in interest expense.

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

Based on the publicly traded requirement of the Section 883 regulations, GS&T believes that it qualified for exemption from income tax on income derived from the international operations of ships for 2011, 2010 and 2009.  In order to meet the publicly traded requirement, GS&T’s stock must be treated as being primarily and regularly traded for more than half the days of any such year.  Under the Section 883 regulations, GS&T’s qualification for the publicly traded requirement may be jeopardized if shareholders of the Company’s common stock that own five percent or more of the Company’s stock (“5% shareholders”) own, in the aggregate, 50% or more of the Company’s common stock for more than half the days of the year.  Management believes that during 2011, 2010 and 2009, the combined ownership of its 5% shareholders did not equal 50% or more of its common stock for more than half the days of 2011, 2010 and 2009, as applicable.

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

Baltic Trading is also incorporated in the Marshall Islands.  However, Baltic Trading did not qualify for an exemption under Section 883 upon consummation of its IPO because it did not satisfy the publicly traded requirement as described above.  Since Baltic Trading’s IPO was completed on March 15, 2010, the Company has indirectly owned shares of Baltic Trading’s Class B Stock which has provided the Company with over 50% of the combined voting power of all classes of Baltic Trading’s voting stock during 2010 and 2011.  As such, Baltic Trading is subject to income tax on its United States source income.  During the years ended December 31, 2011 and 2010, Baltic Trading had United States operations which resulted in United States source income of $3,062 and $2,541.  Baltic Trading’s United States income tax expense for the years ended December 31, 2011 and 2010 was $34 and $78, respectively, of which $0 and $38, respectively, was outstanding at December 31, 2011 and 2010 and has been reflected in accounts payable and accrued expenses.

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

Total revenue earned for these services during the years ended December 31, 2011 and 2010 was $6,309 and $6,739, respectively, of which $3,024 and $5,490, respectively, eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $2,787 associated with these activities for the year ended December 31, 2011.  This resulted in estimated tax expense of $1,351 for the year ended December 31, 2011.  After allocation of certain expenses, there was taxable income of $3,913 associated with these activities for the year ended December 31, 2010.  This resulted in estimated tax expense of $1,762 for the year ended December 31, 2010.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned.  These amounts are recognized as income when earned.  Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues.  Refer to “Revenue and voyage expenses” above for description of the Company’s revenue recognition policy.

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

Accounting estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include vessel valuations, the valuation of amounts due from charterers, performance claims, residual value of vessels, useful life of vessels and the fair value of derivative instruments.  Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers, cash and cash equivalents, deposits on vessels and interest rate swap agreements.  With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  The Company earned 100% of revenues from 32 customers in 2011, 33 customers in 2010 and 23 customers in 2009.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2011 and 2010.

For the year ended December 31, 2011 there were two customers that individually accounted for more than 10% of voyage revenues, Cargill International S.A. and Swissmarine Services S.A., which represented 30.00% and 12.23% of voyage revenues, respectively.  For the year ended December 31, 2010 there were two customers that individually accounted for more than 10% of voyage revenues, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 29.26% and 11.43% of voyage revenues, respectively.  For the year ended December 31, 2009, there were two customers that individually accounted for more than 10% of voyage revenues, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 30.77% and 13.61% of voyage revenues, respectively.

At December 31, 2011 and 2010, the Company maintains all of its cash and cash equivalents with five and four financial institutions, respectively.  None of the Company’s cash and cash equivalent balances is covered by insurance in the event of default by these financial institutions.

Deposits on vessels outstanding at December 31, 2010 are held in escrow accounts maintained by DnB NOR Bank ASA. None of the deposits on vessel balances are covered by insurance in the event of default by this financial institution.

At December 31, 2011 and 2010, the Company has eight and ten interest rate swap agreements, respectively, with DnB NOR Bank ASA to manage interest costs and the risk associated with changing interest rates related to the 2007 Credit Facility.  None of the interest rate swap agreements are covered by insurance in the event of default by this financial institution.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments such as amounts due to / due from charterers, accounts payable and long-term debt approximate their individual carrying amounts as of December 31, 2011 and 2010 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities.

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

For the interest rate swaps that are not designated as an effective hedge, the change in the value and the rate differential to be paid or received is recognized as other expense and is listed as a component of other (expense) income in the Consolidated Statements of Operations.

3 - SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker to assess performance.  Based on this information, the Company has two operating segments, GS&T and Baltic Trading.  Both GS&T and Baltic Trading are engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.  GS&T seeks to deploy its vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market and Baltic Trading seeks to deploy its vessel charters in the spot market, which represents immediate chartering of a vessel, usually for single voyages, or employing vessels on spot market-related time charters.  Segment results are evaluated based on net income.  The accounting policies applied to the reportable segments are the same as those used in the preparation of the Company’s consolidated financial statements.  Information about the Company’s reportable segments for the years ended December 31, 2011, 2010 and 2009 are as follows:

The following table presents a reconciliation of total voyage revenue from external (third party) customers for the Company’s two operating segments to total consolidated voyage revenue from external customers for the Company for the years ended December 31, 2011, 2010 and 2009.

	For the years ended December 31,
	2011	2010	2009
Voyage Revenue from External Customers
GS&T	$345,437	$414,879	$379,531
Baltic Trading	43,492	32,559	—
Total operating segments	388,929	447,438	379,531
Eliminating revenue	—	—	—
Total consolidated voyage revenue from external customers	$388,929	$447,438	$379,531

The following table presents a reconciliation of total intersegment revenue, which eliminates upon consolidation, for the Company’s two operating segments for the years ended December 31, 2011, 2010 and 2009.  The intersegment revenue noted in the following table represents revenue earned by GS&T pursuant to the management agreement entered into with Baltic Trading, which includes commercial service fees, technical service fees and sale and purchase fees, if any.

	For the years ended December 31,
	2011	2010	2009
Intersegment revenue
GS&T	$3,024	$5,490	$—
Baltic Trading	—	—	—
Total operating segments	3,024	5,490	—
Eliminating revenue	(3,024)	(5,490)	—
Total consolidated intersegment revenue	$—	$—	$—

The following table presents a reconciliation of total depreciation and amortization expense for the Company’s two operating segments to total consolidated depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009.  The eliminating depreciation and amortization expense noted in the following table consists of the elimination of intercompany transactions resulting from the depreciation expense associated with the 1% purchase fee due to GS&T from Baltic Trading pursuant to the Management Agreement.  The 1% purchase fee is capitalized as part of vessel assets by Baltic Trading and is depreciated over the remaining life of the vessel and therefore, the associated depreciation expense is eliminated upon consolidation.

	For the years ended December 31,
	2011	2010	2009
Depreciation and amortization
GS&T	$121,590	$108,381	$88,150
Baltic Trading	14,769	7,359	—
Total operating segments	136,359	115,740	88,150
Eliminating depreciation and amortization	(156)	(77)	—
Total consolidated depreciation and amortization	$136,203	$115,663	$88,150

The following table presents a reconciliation of total interest expense for the Company’s two operating segments to total consolidated interest expense for the years ended December 31, 2011, 2010 and 2009.  There is no eliminating interest expense as the interest incurred by each operating segment is related to each operating segment’s own debt facilities.

	For the years ended December 31,
	2011	2010	2009
Interest expense
GS&T	$82,300	$70,495	$61,796
Baltic Trading	4,422	2,155	—
Total operating segments	86,722	72,650	61,796
Eliminating interest expense	—	—	—
Total consolidated interest expense	$86,722	$72,650	$61,796

The following table presents a reconciliation of total net income for the Company’s two operating segments to total consolidated net income for the years ended December 31, 2011, 2010 and 2009.  The eliminating net income noted in the following table consists of the elimination of intercompany transactions between GS&T and Baltic Trading as well as dividends received by GS&T from Baltic Trading for its Class B shares of Baltic Trading.

	For the years ended December 31,
	2011	2010	2009
Net income (loss)
GS&T	$27,908	$144,679	$148,624
Baltic Trading	(431)	8,322	—
Total operating segments	27,477	153,001	148,624
Eliminating net income	(2,409)	(5,592)	—
Total consolidated net income	$25,068	$147,409	$148,624

The following table presents a reconciliation of total assets for the Company’s two operating segments to total consolidated net assets as of December 31, 2011 and December 31, 2010. The eliminating assets noted in the following table consist of the elimination of intercompany transactions resulting from the capitalization of fees paid to GS&T by Baltic Trading as vessel assets, including related accumulated depreciation, as well as the outstanding receivable balance due to GS&T from Baltic Trading as of December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010
Total assets
GS&T	$2,737,988	$2,792,056
Baltic Trading	384,955	396,154
Total operating segments	3,122,943	3,188,210
Eliminating assets	(3,666)	(5,502)
Total consolidated assets	$3,119,277	$3,182,708

The following table presents a reconciliation of total expenditures for vessel purchases, including vessel deposits, for the Company’s two operating segments to total consolidated expenditures for vessel purchases, including vessel deposits, for the years ended December 31, 2011, 2010 and 2009.  The eliminating expenditures for vessels noted in the following table consists primarily of the elimination of the 1% purchase fees due to GS&T from Baltic Trading pursuant to the Management Agreement which were paid by Baltic Trading to GS&T during the years ended December 31, 2011 and 2010.

	For the years ended December 31,
	2011	2010	2009
Expenditures for vessels
GS&T	$128,836	$597,908	$287,637
Baltic Trading	2,570	389,758	—
Total operating segments	131,406	987,666	287,637
Eliminating expenditures for vessels	(1,078)	(2,761)	—
Total consolidated expenditures for vessels	$130,328	$984,905	$287,637

4 - CASH FLOW INFORMATION

As of December 31, 2011 and 2010, the Company had eight and ten interest rate swaps, respectively, which are described and discussed in Note 11 — Interest Rate Swap Agreements.  The fair value of the eight swaps at December 31, 2011 is in a liability position of $25,340, $1,686 of which is a current liability. The fair value of the ten swaps at December 31, 2010 is in a liability position of $43,297, $4,417 of which is a current liability.

For the year ended December 31, 2011, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $501 for the purchase of vessels and $1,559 for the purchase of other fixed assets.  Additionally, for the year ended December 31, 2011, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $105 associated with deferred financing fees.

For the year ended December 31, 2010, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $3,979 for the purchase of vessels, $38 associated with deposits on vessels and $60 for the purchase of other fixed assets.  Additionally, for the year ended December 31, 2010, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $204 associated with deferred financing fees, $51 associated with issuance costs related to the concurrent stock offering and issuance of Convertible Senior Notes completed on July 27, 2010 and  $1 associated with dividend payments due to Peter Georgiopoulos, Chairman of the Board of Directors.  Also, for the year ended December 31, 2010, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in prepaid expenses and other current assets as of December 31, 2010 consisting of $22 of interest receivable associated with deposits on vessels.

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

For the year ended December 31, 2011, the Company made a reclassification of $13,718 from deposits on vessels to vessels, net of accumulated depreciation, due to the completion of the purchase of the Genco Rhone, Genco Avra, Genco Mare and Genco Spirit.  For the year ended December 31, 2009, the Company made a reclassification of $90,555 from deposits on vessels to vessels, net of accumulated depreciation, due to the completion of the purchases of the Genco Commodus, Genco Maximus and Genco Claudius.  No such reclassifications were made during the year ended December 31, 2010.

During the years ended December 31, 2011, 2010 and 2009, cash paid for interest, net of amounts capitalized and including bond coupon interest paid, was $81,256, $64,281 and $58,188 respectively.

During the years ended December 31, 2011, 2010 and 2009, cash paid for estimated income taxes was $1,120, $1,995 and $0 respectively.

On May 12, 2011, the Company made grants of nonvested common stock under the Genco Shipping & Trading Limited 2005 Equity Incentive Plan in the amount of 15,000 shares in the aggregate to directors of the Company.  The grant date fair value of such nonvested stock was $120.  On December 28, 2011, the Board of Directors approved a grant of 100,000 shares of nonvested common stock to Peter Georgiopoulos, Chairman of the Board, which had a grant date fair value of $639.  Lastly, on December 28, 2011, the Company granted 242,500 shares of nonvested stock to certain employees.  The grant date fair value of such nonvested stock was $1,550.

On March 5, 2010 and December 21, 2010, the Board of Directors approved grants of 75,000 and 200,000 shares, respectively, of nonvested common stock to Peter Georgiopoulos.  The fair value of such nonvested stock was $1,718 and $2,930, respectively.  Additionally, on May 13, 2010, the Company made grants of nonvested common stock under the Genco Shipping & Trading Limited 2005 Equity Incentive Plan in the amount of 15,000 shares to directors of the Company.  The grant date fair value of such nonvested stock was $331.  Lastly, on December 21, 2010, the Company granted 224,650 shares of nonvested stock to certain employees.  The grant date fair value of such nonvested stock was $3,291.

On July 24, 2009, the Company made grants of nonvested common stock under the Genco Shipping and Trading Limited 2005 Equity Incentive Plan in the amount of 15,000 shares to directors of the Company.  The grant date fair value of such nonvested stock was $374.  On December 27, 2009, the Company granted 118,250 shares of nonvested stock to certain employees.  The grant date fair value of such nonvested stock was $2,648.

On May 12, 2011, Baltic Trading made grants of nonvested common stock in the amount of 12,500 shares to directors of Baltic Trading.  The grant date fair value of such nonvested stock was $87.  Additionally, on December 21, 2011, 80,000 and 25,000 shares of Baltic Trading’s nonvested common stock were granted to Peter Georgiopoulos, Chairman of the Board, and John Wobensmith, Baltic Trading’s President and Chief Financial Officer, respectively.  The grant date fair value of such nonvested stock was $515.

On March 10, 2010, 358,000 and 108,000 shares of Baltic Trading’s nonvested common stock were granted to Peter Georgiopoulos, Chairman of the Board, and John Wobensmith, Baltic Trading’s President and Chief Financial Officer, respectively, which were approved by the Board of Directors on such date.  The grant date fair value of such nonvested stock was $6,524 based on the IPO price of $14.00 per share.  Both of these grants of nonvested common stock will vest ratably in four annual installments commencing on the first anniversary of the closing of the Company’s IPO, March 15, 2010.  Additionally, on March 15, 2010, the Company made grants of nonvested common stock in the amount of 12,500 shares to directors of the Company.  The grant date fair value of such nonvested stock was $175 based on the IPO price of $14.00 per share.  These grants vested on March 15, 2011.  Lastly, on December 24, 2010, 80,000 and 25,000 shares of nonvested common stock were granted to Peter Georgiopoulos and John Wobensmith, respectively, which were approved by the Board of Directors on such date.  The grant date fair value of such nonvested stock was $1,118.  Both of these grants of nonvested common stock vest ratably on each of the four anniversaries of November 15, 2011.  All of the aforementioned grants of nonvested common stock were made under the Baltic Trading Limited 2010 Equity Incentive Plan.

5 - VESSEL ACQUISITIONS AND DISPOSITIONS

On June 24, 2010, GS&T executed a Master Agreement with Bourbon SA (“Bourbon”) under which GS&T purchased 16 drybulk vessels, including two newbuildings, for an aggregate price of $545,000.  Total vessel deposits of $54,500 were made during the second quarter of 2010.  Additionally, upon the delivery of each vessel, GS&T recorded a commission due to its financial advisor equivalent to 1% of the purchase price of the vessel and which is included as a component of the vessel asset.  GS&T retained 13 of the 16 vessels, 12 of which were delivered to GS&T in the third quarter of 2010 and one of which was delivered in the first quarter of 2011.  GS&T elected not to retain three of the 16 vessels, including one newbuilding.  Therefore, upon delivery of these vessels during the year ended December 31, 2010, GS&T immediately resold them upon delivery based on GS&T’s aggregate purchase price of approximately $106,555 to MEP, a related party, including the 1% commission fee noted above.  GS&T entered into definitive agreements with MEP for this purpose.  One of the vessels was sold to MEP during the third quarter of 2010 for $36,562 and two of the vessels were sold to MEP during the fourth quarter of 2010 for a total of $69,993, each of which included the 1% commission fee noted above.  GS&T has financed the acquisition of these vessels, excluding the MEP vessels, using bank debt for approximately 60% of the purchase price, cash on hand, and proceeds from its concurrent offerings of common stock and 5.00% Convertible Senior Notes due August 15, 2015, which were completed on July 27, 2010.  Refer to Note 10 — Convertible Senior Notes for further details.

On June 3, 2010, GS&T entered into an agreement to purchase five Handysize drybulk vessels, including four newbuildings, from companies within the Metrostar Management Corporation group of companies (“Metrostar”) for an aggregate purchase price of $166,250.  Total vessel deposits of $16,625 were made during the second quarter of 2010.  Two of the vessels were delivered during the third quarter of 2010 and three of the vessels were delivered during 2011. Four of the five vessels are secured on long term time charters, each of which includes a minimum and maximum base rate as well as profit-sharing components, with Cargill International S.A.  The remaining vessel is secured on a spot market-related time charter with Cargill International S.A. at a rate based on 115% of the average of the daily rates of the Baltic Handysize Index (“BHSI”), an index published by The Baltic Dry Index.  GS&T financed the acquisition of the remaining vessels using operating cash as well as the $100,000 secured term loan facility which was entered into on August 12, 2010 and proceeds from its recent concurrent offerings of common stock and convertible notes.  Refer to Note 10 — Convertible Senior Notes.

On June 3, 2010, Baltic Trading entered into an agreement to purchase three Handysize drybulk vessels, including one newbuilding, from Metrostar for an aggregate purchase price of $99,750.  Total vessel deposits of $9,975 were made during the second quarter of 2010. Two of the vessels were delivered during August 2010 and the remaining vessel was delivered during October 2010.  All three vessels are secured on spot market-related time charters with Cargill International S.A. at a rate based on 115% of the average of the daily rates of the BHSI.

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

Refer to Note 1 — General Information for a listing of the vessel delivery dates for the vessel acquisitions discussed herein.

Two of the Handysize vessels acquired from Metrostar during the year ended December 31, 2011 by GS&T had existing below market time charters at the time of the acquisitions. Two of the Supramax vessels acquired from Bourbon and two of the Handysize vessels acquired from Metrostar during the year ended December 31, 2010 by GS&T had existing below market time charters at the time of the acquisitions.  During the years ended December 31, 2011 and 2010, GS&T recorded a liability for time charters acquired of $578 and $2,146, respectively, which are being amortized as an increase to voyage revenues during the remaining term of each respective time charter.  There were no vessels acquired during the year ended December 31, 2009 that had existing time charters.  Below market time charters, including those acquired during previous years, were amortized as an increase in revenue in the amount of $1,611, $4,560 and $18,975 for the years ended December 31, 2011, 2010 and 2009, respectively.  The remaining unamortized fair market value of time charter acquired at December 31, 2011 and December 31, 2010 is $1,164 and $2,197, respectively.  This balance will be amortized into revenue over a weighted-average period of 1.77 years and will be amortized as follows: $746 for 2012, $334 for 2013 and $84 for 2014.

Capitalized interest expense associated with newbuilding contracts for the years ended December 31, 2011, 2010 and 2009 was $179, $446 and $1,473, respectively.

6 —INVESTMENTS

The Company holds an investment in the capital stock of Jinhui.  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as AFS and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of AOCI.  At December 31, 2011 and December 31, 2010, the Company held 16,335,100 shares of Jinhui capital stock which is recorded at its fair value of $24,468 and $54,714, respectively, based on the closing price on December 30, 2011 and December 30, 2010.

During the fourth quarter of 2008, the Company reviewed the investment in Jinhui for indicators of other-than-temporary impairment in accordance with ASC 320-10.  Based on this review, the Company deemed the investment in Jinhui to be other-than-temporarily impaired as of December 31, 2008 due to the severity of the decline in its market value versus its cost basis.  As a result of the other-than-temporary impairment, the new cost basis of this investment is approximately $1.03 per share, the value of the investment at December 31, 2008.  The Company reviews the investment in Jinhui for impairment on a quarterly basis.  There were no impairment charges recognized during the years ended December 31, 2011, 2010 and 2009.

The unrealized gain for the Jinhui capital stock since the impairment remains a component of AOCI since this investment is designated as an AFS security.

Refer to Note 12 — Accumulated Other Comprehensive Loss for a breakdown of the components of AOCI.

7 - EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year.  The computation of diluted earnings per share assumes the vesting of nonvested stock awards (refer to Note 21 — Nonvested Stock Awards), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 936,787 nonvested shares outstanding at December 31, 2011 (refer to Note 21 — Nonvested Stock Awards), 440,000 shares are anti-dilutive.  The Company’s diluted earnings per share will also reflect the assumed conversion under the Company’s convertible debt if the impact is dilutive under the “if converted” method. The impact of the shares convertible under the Company’s convertible notes is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Years Ended December 31,
	2011	2010	2009

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	35,179,244	32,987,449	31,295,212

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	35,179,244	32,987,449	31,295,212

Dilutive effect of convertible notes	—	2,760,693	—

Dilutive effect of restricted stock awards	78,961	143,231	149,851

Weighted average common shares outstanding, diluted	35,258,205	35,891,373	31,445,063

The following table sets forth a reconciliation of the net income attributable to GS&T and the net income attributable to GS&T for diluted earnings per share under the “if-converted” method:

	Years Ended December 31,
	2011	2010	2009

Net income attributable to GS&T	$25,386	$141,243	$148,624

Interest expense related to convertible notes, if dilutive	—	4,657	—

Net income attributable to GS&T for the computation of diluted earnings per share	$25,386	$145,900	$148,624

8 - RELATED PARTY TRANSACTIONS

The following represent related party transactions reflected in these consolidated financial statements:

The Company makes available employees performing internal audit services to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.  For the years ended December 31, 2011, 2010 and 2009, the Company invoiced $241, $200 and $162, respectively, to GMC which includes time associated with such internal audit services.  During 2009, the amount invoiced of $162 included $4 of office expenses.  Additionally, during the years ended December 31, 2011, 2010 and 2009, the Company incurred travel and other related expenditures totaling $179, $336 and $139, respectively, reimbursable to GMC or its service provider.  At December 31, 2011, the amount due to the Company from GMC was $114, of which $90 was reserved for pursuant to GMC’s bankruptcy proceedings.  At December 31, 2010, the amount due to GMC from the Company was $74.

During the years ended December 31, 2011, 2010 and 2009, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $54, $390, and $80, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At December 31, 2011 and 2010, $29 and $234, respectively, was outstanding to Constantine Georgiopoulos.

During the years ended December 31, 2011 and 2010, the Company utilized the services of North Star Maritime, Inc. (“NSM”) which is owned and operated by one of GS&T’s directors, Rear Admiral Robert C. North, USCG (ret.).  NSM, a marine industry consulting firm, specializes in international and domestic maritime safety, security and environmental protection issues.  NSM billed $2 and $12 for services rendered during the years ended December 31, 2011 and 2010, respectively.  There were no services rendered from NSM during 2009.  There are no amounts due to NSM at December 31, 2011 and 2010.

During 2009 and 2010, GS&T and Baltic Trading, respectively, entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the their fleets.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is Chairman of the Board of Aegean.  During the years ended December 31, 2011, 2010 and 2009, Aegean supplied lubricating oils to the Company’s vessels aggregating $1,908, $1,457 and $230, respectively.  At December 31, 2011 and 2010, $408 and $302 remained outstanding, respectively.

During the years ended December 31, 2011 and 2010, the Company invoiced MEP for technical services provided and expenses paid on MEP’s behalf aggregating $3,364 and $108,982, respectively.  The billings incurred during the year ended

December 31, 2010 also included the purchase of three Bourbon vessels on MEP’s behalf (Refer to Note 5 — Vessel Acquisitions and Dispositions).  MEP is managed by a company owned by Peter C. Georgiopoulos, Chairman of the Board.  At December 31, 2011 and 2010, $7 and $57, respectively, was due to the Company from MEP.  Total service revenue earned by the Company for technical services provided to MEP for the years ended December 31, 2011 and 2010 was $3,285 and $1,249, respectively.

9 - LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2011	December 31, 2010

2007 Credit Facility	$1,174,500	$1,277,000
$100 Million Term Loan Facility	90,869	38,880
$253 Million Term Loan Facility	221,393	226,809
2010 Baltic Trading Credit Facility	101,250	101,250
Less: Current portion	(185,077)	(71,841)

Long-term debt	$1,402,935	$1,572,098

December 2011 Credit Facility Agreements

On December 21, 2011, the Company entered into agreements (the “December 2011 Agreements”) to amend or waive provisions of the 2007 Credit Facility, the $100 Million Term Loan Facility and the $253 Million Term Loan Facility.  The aforementioned credit facilities are explained in further detail below.  The agreements implement, among other things, the following:

•                  The Company’s compliance with its existing maximum leverage ratio covenant is waived for a period starting on October 1, 2011 and ending on (and including) March 31, 2013, or the waiver period. This covenant governs the ratio of the Company’s net debt to EBITDA (as such term is defined in the credit agreements).

•                  The Company’s compliance with its existing minimum permitted consolidated interest ratio covenant is also waived for the waiver period. This covenant governs the ratio of the Company’s EBITDA to consolidated interest expense.

•                  A new gross interest-bearing debt to total capital covenant applies to the Company for the duration of the waiver period. This covenant limits the ratio of the Company’s interest-bearing indebtedness to the sum of its interest-bearing indebtedness and its consolidated net worth in accordance with GAAP to 62.5% on the last day of any fiscal quarter during the waiver period.

•                  Consenting lenders under the facilities received an upfront fee of 0.25% of the amount of outstanding loans.

As contemplated under these agreements, the Company prepaid $52,500 under its 2007 Credit Facility, $7,000 under its $253 Million Term Loan Facility, and $3,000 under its $100 Million Term Loan Facility. All such prepayments were applied in inverse order of maturity under each credit facility. In addition, the 2007 Credit Facility is subject to a facility fee of 2.0% per annum on the average daily outstanding principal amount of the loans thereunder, payable quarterly in arrears, which will be reduced to 1.0% if the Company consummates an equity offering resulting in an aggregate amount of $50,000 of gross proceeds. The other two credit facilities are not subject to a new facility fee.

2007 Credit Facility

On July 20, 2007, the Company entered into the 2007 Credit Facility with DnB Nor Bank ASA for the purpose of acquiring nine Capesize vessels and refinancing the Company’s existing 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent.  The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the 2005 Credit Facility and the Short-Term Line, and these two facilities have accordingly been terminated.  During the years ended December 31, 2011 and 2010, total repayments of $102,500 and $50,000 were made, respectively.  The $102,500 of repayments made during 2011 includes the $52,500 prepayment of debt made during 2011 pursuant to the December 2011 Agreements, as noted in the “December 2011 Credit Facility Amendments” section hereof.  As of December 31, 2011 and 2010, $1,174,500 and $1,277,000 was outstanding under the 2007 Credit Facility.  The maximum amount that may be borrowed under the 2007 Credit Facility at December 31, 2011 is $1,174,500.  As of December 31, 2011, the Company has utilized its maximum borrowing capacity under the 2007 Credit Facility.

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

•                        The total amount of the 2007 Credit Facility is subject to quarterly reductions of $12,500 beginning March 31, 2009 through March 31, 2012 and quarterly reductions of $48,195 beginning June 30, 2012 and thereafter until the maturity date.  After the prepayment of $52,500 made during December 2011 pursuant to the December 2011 Agreements, a final payment of $149,905 will be due on the maturity date.

•                        The Applicable Margin to be added to the London Interbank Offered Rate to calculate the rate at which the Company’s borrowings bear interest is 2.00% per annum (the “Applicable Margin”).

•                        The commitment commission paid to each lender is 0.70% per annum of the daily average unutilized commitment of such lender.

Amounts borrowed and repaid under the 2007 Credit Facility, except for the $52,500 repayment under the December 2011 Agreements as discussed above, may be reborrowed if available under the 2007 Credit Facility.  The 2007 Credit Facility has a maturity date of July 20, 2017.

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

•                      up to $50,000 of working capital, if available; and

•                      the issuance of up to $50,000 of standby letters of credit.  At December 31, 2011 and 2010, there were no letters of credit issued under the 2007 Credit Facility.

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

The Company’s borrowings under the 2007 Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) for an interest period elected by the Company of one, three, or six months, or longer if available, plus the Applicable Margin which was 0.85% per annum.  Effective January 26, 2009, due to the 2009 Amendment, the Applicable Margin increased to 2.00%.  In addition to other fees payable by the Company in connection with the 2007 Credit Facility, the Company paid a commitment fee at a rate of 0.20% per annum of the daily average unutilized commitment of each lender under the facility until September 30, 2007, and 0.25% thereafter.  Effective January 26, 2009, due to the 2009 Amendment, the rate increased to 0.70% per annum of the daily average unutilized commitment of such lender.  Refer to “December 2011 Credit Facility Amendments” above for the facility fee that the Company is subject to pursuant to the December 2011 Agreements.

The 2007 Credit Facility includes the following financial covenants which apply to the Company and its subsidiaries on a consolidated basis and are measured at the end of each fiscal quarter beginning with June 30, 2007:

•                        The leverage covenant requires the maximum average net debt to EBITDA ratio to be no greater than 5.5:1.0.  As per the December 2011 Agreements, this covenant has been waived for a period beginning on October 1, 2011 and ending on (and including) March 31, 2013.

•        Cash and cash equivalents must not be less than $500 per mortgaged vessel.

•                        The ratio of EBITDA to interest expense, on a rolling last four-quarter basis, must be no less than 2.0:1.0.  As per the December 2011 Agreements, this covenant has been waived for a period beginning on October 1, 2011 and ending on (and including) March 31, 2013.

•                        After July 20, 2007, consolidated net worth, as defined in the 2007 Credit Facility, must be no less than $263,300 plus 80% of the value of the any new equity issuances of the Company from June 30, 2007.  Based on the equity offerings completed in October 2007, May 2008 and July 2010, consolidated net worth must be no less than $634,656.

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

As of December 31, 2011, the Company believes it is in compliance with all of the financial covenants under its 2007 Credit Facility, as amended.

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

The following table sets forth the repayment of the outstanding debt of $1,174,500 at December 31, 2011 under the 2007 Credit Facility, as amended:

Year Ending December 31,	Total

2012	$157,085
2013	192,780
2014	192,780
2015	192,780
2016	192,780
Thereafter	246,295
Total debt	$1,174,500

$100 Million Term Loan Facility

On August 12, 2010, the Company entered into the $100 Million Term Loan Facility with Crédit Agricole Corporate and Investment Bank, which is also acting as Agent and Security Trustee; and Crédit Industriel et Commercial; and Skandinaviska Enskilda Banken AB (publ) are the lenders under the facility.  The Company has used the $100 Million Term Loan Facility to fund or refund to the Company a portion of the purchase price of the acquisition of five vessels from Metrostar (Refer to Note 5 — Vessel Acquisitions and Dispositions).  Under the terms of the facility, the $100 Million Term Loan Facility was drawn down in five equal tranches of $20,000 each, with one tranche per vessel.  The $100 Million Term Loan Facility has a final maturity date of seven years from the date of the first drawdown, or August 17, 2017, and borrowings under the facility bear interest at LIBOR for an interest period of one, three or six months (as elected by the Company), plus 3.00% per annum.  A commitment fee of 1.35% is payable on the undrawn committed amount of the $100 Million Term Loan Facility, which began accruing on August 12, 2010.  Borrowings are to be repaid quarterly, with the outstanding principal amortized on a 13-year profile, with any outstanding amount under the $100 Million Term Loan Facility to be paid in full on the final maturity date.  Repaid amounts are no longer available and cannot be reborrowed.  Borrowings under the $100 Million Term Loan Facility are secured by liens on the five Metrostar vessels purchased by GS&T and other related assets.  Certain of the Company’s wholly-owned ship-owning subsidiaries, each of which own one of the five Metrostar vessels, will act as guarantors under the $100 Million Term Loan Facility.

During the year ended December 31, 2011, three drawdowns of $20,000 each were made by the Company for the deliveries of the Genco Avra, Genco Mare and Genco Spirit.  During the year ended December 31, 2010, two drawdowns of $20,000 were made by the Company for the deliveries of the Genco Ocean and Genco Bay.  During the years ended December 31, 2011 and 2010, total repayments of $8,011 and $1,120 were made, respectively.  The $8,011 of repayments made during 2011 includes the $3,000 prepayment of debt made during 2011 pursuant to the December 2011 Agreements, as noted in the “December 2011 Credit Facility Agreements” section herein.  As of December 31, 2011, the Company has utilized its maximum borrowing capacity under the $100 Million Term Loan Facility.

The $100 Million Term Loan Facility requires the Company to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, interest coverage and dividends; minimum working capital requirements; collateral maintenance requirements; and other covenants, most of which are in principle and calculation similar to the Company’s covenants under the existing 2007 Credit Facility, except for the minimum cash requirement, which is $750 per mortgaged vessel under this facility.  The $100 Million Term Loan Facility includes usual and customary events of default and remedies for facilities of this nature.  Refer to the “December 2011 Credit Facility Amendments” section herein for waivers obtained for specific covenants under this credit facility.

As of December 31, 2011, the Company believes it is in compliance with all of the financial covenants under the $100 Million Term Loan Facility, as amended.

The following table sets forth the repayment of the outstanding debt of $90,869 at December 31, 2011 under the $100 Million Term Loan Facility:

Year Ending December 31,	Total

2012	$7,692
2013	7,692
2014	7,692
2015	7,692
2016	7,692
Thereafter	52,409
Total debt	$90,869

$253 Million Term Loan Facility

On August 20, 2010, the Company entered into the $253 Million Term Loan Facility.  BNP Paribas; Crédit Agricole Corporate and Investment Bank; DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, which is also acting as Security Agent and Bookrunner; and Skandinaviska Enskilda Banken AB (publ) are Lenders and Mandated Lead Arrangers under the facility.  Deutsche Bank Luxembourg S.A. is acting as Agent under the facility, and Deutsche Bank AG and all of the Lenders other than Deutsche Bank AG Filiale Deutschlandgeschäft are acting as Swap Providers under the facility.  The Company has used the $253 Million Term Loan Facility to fund a portion of the purchase price of the acquisition of 13 vessels from affiliates of Bourbon.  Under the terms of the facility, the $253 Million Term Loan Facility was drawn down in 13 tranches in amounts based on the particular vessel being acquired, with one tranche per vessel.  The $253 Million Term Loan Facility has a maturity date of August 14, 2015 and borrowings under the $253 Million Term Loan Facility bear interest, as elected by the Company, at LIBOR for an interest period of three or six months, plus 3.00% per annum.  A commitment fee of 1.25% is payable on the undrawn committed amount of the $253 Million Term Loan Facility, which began accruing on August 20, 2010.  Borrowings are to be repaid quarterly with outstanding principal amortized on a per vessel basis and any outstanding amount under the $253 Million Term Loan Facility to be paid in full on the maturity date.  Repaid amounts are no longer available and cannot be reborrowed.  Borrowings under the $253 Million Term Loan Facility are secured by liens on the Bourbon vessels and other related assets.  Certain of the Company’s wholly-owned ship-owning subsidiaries, each of which owns one of the Bourbon vessels, will act as guarantors under the credit facility.

As of December 31, 2011, total drawdowns of $253,000 have been made under the $253 Million Term Loan Facility to fund or refund to the Company a portion of the purchase price of the 12 Bourbon vessels delivered during the third quarter of 2010 and the Bourbon vessel delivered during the first quarter of 2011.  Refer to Note 5 — Vessel Acquisitions and Dispositions for a listing of the vessels delivered.  Total required debt repayments of $26,916 and $4,691 were made during the years ended December 31, 2011 and 2010.  The $26,916 of repayments made during 2011 includes the $7,000 prepayment of debt made during 2011 pursuant to the December 2011 Agreements, as noted in the “December 2011 Credit Facility Agreements” section herein. As of December 31, 2011, the Company has utilized its maximum borrowing capacity under the $253 Million Term Loan Facility.

The $253 Million Term Loan Facility requires the Company to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, liquidity and interest coverage; dividends; collateral maintenance requirements; and other covenants, most of which are in principle and calculation similar to our covenants under the existing 2007 Credit Facility, except for the minimum cash requirement, which is $750 per mortgaged vessel under this facility.  As of December 31, 2011 and 2010, the Company had deposited $9,750 and $9,000, respectively, that has been reflected as restricted cash.  Restricted cash will be released only if the underlying collateral is sold or disposed of.  The $253 Million Term Loan Facility includes usual and customary events of default and remedies for facilities of this nature.  Refer to the “December 2011 Credit Facility Amendments” section herein for waivers obtained for specific covenants under this credit facility.

As of December 31, 2011, the Company believes it is in compliance with all of the financial covenants under the $253 Million Term Loan Facility, as amended.

The following table sets forth the repayment of the outstanding debt of $221,393 at December 31, 2011 under the $253 Million Term Loan Facility:

Year Ending December 31,	Total

2012	$20,300
2013	20,300
2014	20,300
2015	160,493
Total debt	$221,393

2010 Baltic Trading Credit Facility

On April 16, 2010, Baltic Trading entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (the “2010 Baltic Trading Credit Facility”).  An amendment to the 2010 Baltic Trading Credit Facility was entered into by Baltic Trading effective November 30, 2010.  This amendment increased the commitment amount of the 2010 Baltic Trading Credit Facility from $100,000 to $150,000 and amounts borrowed will bear interest at LIBOR plus a margin of 3.00% as compared to 3.25% under the original facility.  The term of the 2010 Baltic Trading Credit Facility was extended to six years from the previous 3.5 years and will now mature on November 30, 2016 as compared to April 16, 2014 previously.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Baltic Trading Credit Facility, which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the commitment letter entered on February 25, 2010, Baltic Trading paid an upfront fee of $313.  Additionally, upon executing the original 2010 Baltic Trading Credit Facility, Baltic Trading paid the remaining upfront fee of $938, for total fees of $1,250.  In connection with the amendment to the 2010 Credit Facility effective November 30, 2010, Baltic Trading paid an upfront fee of $1,350.  Of the total facility amount of $150,000, $25,000 is available for working capital purposes.  As of December 31, 2011, total available working capital borrowings were $23,500 as $1,500 was drawn down during the year ended December 31, 2010 for working capital purposes.  As of December 31, 2011, $38,750 remained available under the 2010 Credit Facility as total drawdowns of $101,250 were made to fund the purchase of the Baltic Wind, Baltic Cove and Baltic Breeze and the total commitment was reduced to $140,000 on November 30, 2011.  Refer to Note 5 — Vessel Acquisitions and Dispositions for further information regarding these vessel deposits and acquisitions.

Baltic Trading intends to use the 2010 Baltic Trading Credit Facility primarily for bridge financing for future vessel acquisitions.  Pursuant to the amended 2010 Baltic Trading Credit Facility, the total commitment of $150,000 will be reduced in 11 consecutive semi-annual reductions of $5,000 which commenced on the six month anniversary of the effective date, or May 31, 2011.  On the maturity date, November 30, 2016, the total commitment will reduce to zero and all borrowing must be repaid in full by Baltic Trading.

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

Under the 2010 Baltic Trading Credit Facility, Baltic Trading is not permitted to make loans to GS&T or Genco Investments LLC if an event of default existed at the time of the loan or could be reasonably expected to result there from.  In addition, Baltic Trading would not be permitted under the facility to declare or pay dividends to its shareholders (including Genco Investments LLC) if an event of default existed at the time of payment or would be caused thereby.  As of December 31, 2011, to remain in compliance with a net worth covenant in the facility, Baltic Trading needs to maintain a net worth of $232,796 after the payment of any dividends.

The Company believes it is in compliance with all of the financial covenants under the 2010 Baltic Trading Credit Facility as of December 31, 2011.

The following table sets forth the repayment of the outstanding debt of $101,250 at December 31, 2011 under the 2010 Baltic Trading Credit Facility:

Year Ending December 31,	Total

2012	$—
2013	—
2014	—
2015	1,250
2016	100,000
Total debt	$101,250

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

	Year ended December 31,
	2011	2010	2009
Effective Interest rate	4.42%	4.64%	5.12%
Range of Interest Rates (excluding impact of swaps and unused commitment fees)	2.19% to 3.52%	2.25% to 3.60%	1.23% to 5.56%

Letter of credit

In conjunction with the Company entering into a long-term office space lease (See Note 19 - Commitments and Contingencies), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit.  As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank.  The letter of credit outstanding was $300 as of December 31, 2011 and 2010 at a fee of 1% per annum.  The letter of credit is cancelable on each renewal date provided the landlord is given 150 days minimum notice.

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

Upon issuance, the Company estimated the fair value of the liability component of the 2010 Notes, assuming a 10% non-convertible borrowing rate, to be $100,625 and the fair value of the conversion option to be $24,375. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date and the Company proportionately allocated approximately $918 of issuance costs against this equity component. The issuance costs allocated to the liability component of $3,637 along with the debt discount is being amortized to interest expense over the approximate 5-year period to the maturity of the 2010 Notes on August 15, 2015 resulting in additional interest expense in future periods.  The issuance cost allocated to the liability component has been recorded as deferred financing costs; refer to Note 15 — Other Assets, net.

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

Interest is payable semi-annually in arrears on February 15 and August 15 of each year, which began on February 15, 2011. The 2010 Notes will mature on August 15, 2015, subject to earlier repurchase or conversion upon the occurrence of certain events. Holders may convert their 2010 Notes before February 15, 2015, only in certain circumstances determined by (i) the market price of the Company’s common stock, (ii) the trading price of the 2010 Notes, or (iii) the occurrence of specified corporate events.  The 2010 Notes are subject to repurchase by the Company at the option of the holders following a fundamental change, as defined in the Indenture, including, but not limited to, (i) certain ownership changes, (ii) certain recapitalizations, mergers and dispositions,

(iii) approval of any plan or proposal for the liquidation, or dissolution of the Company, and (iv) the Company’s common stock ceasing to be listed on any of the New York Stock Exchange or the Nasdaq Global Select Market, any of their respective successors or any other U.S. national securities exchange, at a price equal to 100% of the principal amount of the 2010 Notes plus accrued and unpaid interest up to the fundamental change repurchase date.  After February 15, 2015, holders may convert their 2010 Notes at any time thereafter until the second scheduled trading day preceding maturity.

The Indenture includes customary agreements and covenants by the Company, including with respect to events of default.

The following tables provide additional information about the Company’s 2010 Notes.

	December 31, 2011	December 31,2010
Carrying amount of the equity component (additional paid-in capital)	$24,375	$24,375
Principal amount of the 2010 Notes	125,000	125,000
Unamortized discount of the liability component	18,619	22,691
Net carrying amount of the liability component	106,381	102,309

	December 31, 2011	December 31,2010
Effective interest rate on liability component	9.9%	9.9%
Cash interest expense recognized	$6,231	$2,662
Non-cash interest expense recognized	4,072	1,684
Deferred financing cost amortization recognized as interest expense	720	311

The remaining period over which the unamortized discount will be recognized is 3.6 years. As of December 31, 2011, the if-converted value of the 2010 Notes does not exceed their principal amount.

Due to the 2015 maturity of the 2010 Notes and the Company’s intent, the 2010 Notes have been classified as a noncurrent liability on the consolidated balance sheet as of December 31, 2011 and 2010.

11 - INTEREST RATE SWAP AGREEMENTS

The Company has eight and ten interest rate swap agreements with DnB NOR Bank ASA to manage interest costs and the risk associated with changing interest rates related to the Company’s 2007 Credit Facility, which were outstanding at December 31, 2011 and 2010, respectively.  The total notional principal amount of the swaps at December 31, 2011 and 2010 is $606,233 and $756,233, respectively, and the swaps have specified rates and durations.

The following table summarizes the interest rate swaps designated as cash flow hedges that are in place as of December 31, 2011 and 2010:

Interest Rate Swap Detail				December 31, 2011	December 31, 2010
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
7/31/07	5.115%	11/30/07	11/30/11	—	100,000
8/9/07	5.07%	1/2/08	1/3/12	100,000	100,000
8/16/07	4.985%	3/31/08	3/31/12	50,000	50,000
8/16/07	5.04%	3/31/08	3/31/12	100,000	100,000
1/22/08	2.89%	2/1/08	2/1/11	—	50,000
1/9/09	2.05%	1/22/09	1/22/14	100,000	100,000
2/11/09	2.45%	2/23/09	2/23/14	50,000	50,000

				$606,233	$756,233

The differentials to be paid or received for these swap agreements are recognized as an adjustment to interest expense as incurred.  The Company is currently utilizing cash flow hedge accounting for these swaps whereby the effective portion of the change in value of the swaps is reflected as a component of AOCI.  The ineffective portion is recognized as other expense, which is a component of other (expense) income.

The interest expense pertaining to the interest rate swaps for the years ended December 31, 2011, 2010 and 2009 was $28,854, $30,204 and $28,585, respectively.

The swap agreements, with effective dates prior to December 31, 2011, synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of the swap plus the Applicable Margin, as defined in the “2007 Credit Facility” section above in Note 9 — Long-Term Debt.

The following table summarizes the derivative asset and liability balances at December 31, 2011 and 2010:

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	December 31, 2011	December 31, 2010	Sheet Location	December 31, 2011	December 31, 2010
Derivatives designated as hedging instruments
Interest rate contracts	Fair value of derivative instruments (Current Assets)	$—	$—	Fair value of derivative instruments (Current Liabilities)	$1,686	$4,417
Interest rate contracts	Fair value of derivative instruments (Noncurrent Assets)	—	—	Fair value of derivative instruments (Noncurrent Liabilities)	23,654	38,880

Total derivatives designated as hedging instruments		$—	$—		$25,340	$43,297

Total Derivatives		$—	$—		$25,340	$43,297

The following tables present the impact of derivative instruments and their location within the Consolidated Statement of Operations:

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Year Ended December 31, 2011

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2011	Portion)	2011	Portion)	2011
Interest rate contracts	$(10,947)	Interest Expense	$(28,854)	Other Income (Expense)	$51

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Year Ended December 31, 2010

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2010	Portion)	2010	Portion)	2010
Interest rate contracts	$(31,536)	Interest Expense	$(30,204)	Other Income (Expense)	$66

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Year Ended December 31, 2009

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2009	Portion)	2009	Portion)	2009
Interest rate contracts	$(4,390)	Interest Expense	$(28,585)	Other Income (Expense)	$(288)

At December 31, 2011, ($12,279) of AOCI is expected to be reclassified into interest expense over the next 12 months associated with interest rate swaps.

The Company is required to provide collateral in the form of vessel assets to support the interest rate swap agreements, excluding vessel assets of Baltic Trading.  At December 31, 2011, the Company’s 35 vessels mortgaged under the 2007 Credit Facility served as collateral in the aggregate amount of $100,000.

12 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of AOCI included in the accompanying consolidated balance sheets consist of net unrealized gain (loss) on cash flow hedges, and net unrealized gain (loss) from investments in Jinhui stock as of December 31, 2011, 2010 and 2009.

	Net Unrealized Gain (loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Investments	AOCI
AOCI — January 1, 2009	$(66,014)	$—	$(66,014)
Change in unrealized gain on investments		55,408	55,408
Unrealized gain on cash flow hedges	24,195		24,195
AOCI — December 31, 2009	(41,819)	55,408	13,589
Change in unrealized gain on investments		(17,466)	(17,466)
Unrealized loss on cash flow hedges	(1,333)		(1,333)
AOCI — December 31, 2010	(43,152)	37,942	(5,210)
Change in unrealized gain on investments		(30,246)	(30,246)
Unrealized gain on cash flow hedges	17,907		17,907
AOCI — December 31, 2011	$(25,245)	$7,696	$(17,549)

13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company’s financial instruments at December 31, 2011 and 2010 are noted below. All carrying values either equal or approximate the instrument’s fair values with the exception of the 2010 Notes.

	December 31, 2011	December 31, 2010
Cash and cash equivalents	$227,968	$270,877
Restricted cash	9,750	9,000
Investments	24,468	54,714
Floating rate debt	1,588,012	1,643,939
2010 Notes	80,000	129,531
Derivative instruments — liability position	25,340	43,297

The fair value of the investments is based on quoted market rates.  The fair value of the floating rate debt under the 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility are estimated based on current rates offered to the Company for similar debt of the same remaining maturities.  Additionally, the Company considers its creditworthiness in determining the fair value of the floating rate debt under the credit facilities.  The carrying value approximates the fair market value for these floating rate loans.  The fair value of the convertible senior notes payable represents the market value based on recent transactions of the 2010 Notes at December 31, 2011 and 2010 without bifurcating the value of the conversion option.  The fair value of the interest rate swaps is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of both the swap counterparty and the Company.  The carrying amounts of the Company’s other financial instruments at December 31, 2011 and 2010 (principally Due from charterers and Accounts payable and accrued expenses), approximate fair values because of the relatively short maturities of these instruments.

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

The following table summarizes the valuation of the Company’s investments and financial instruments by the above pricing levels as of the valuation dates listed:

	December 31, 2011
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$24,468	$24,468	$—
Derivative instruments — liability position	25,340	—	25,340

	December 31, 2010
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$54,714	$54,714	$—
Derivative instruments — liability position	43,297	—	43,297

The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company’s interest rate derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR.  The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first four years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  Refer to Note 11 — Interest Rate Swap Agreements for further information regarding the Company’s interest rate swap agreements.  ASC 820-10 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty.  Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position have also been factored into the fair value measurement of the derivative instruments in an asset or liability position and did not have a material impact on the fair value of these derivative instruments.  As of December 31, 2011, both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

14 - PREPAID EXPENSES AND OTHER CURRENT AND NONCURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2011	December 31, 2010
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$10,376	$7,445
Prepaid items	5,514	4,693
Insurance receivable	1,025	1,257
Other	794	615
Total prepaid expenses and other current assets	$17,709	$14,010

Other noncurrent assets in the amount of $514 at December 31, 2011 represents the security deposit related to the operating lease entered into effective April 4, 2011. Refer to Note 19 — Commitments and Contingencies for further information related to the lease agreement.

15 — OTHER ASSETS, NET

Other assets consist of deferred financing costs, which include fees, commissions and legal expenses associated with securing loan facilities and other debt offerings and amending existing loan facilities.  These costs are amortized over the life of the related debt and are included in interest expense.  As of December 31, 2011 and 2010, the Company has deferred financing fees associated with the 2007 Credit Facility, the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, the debt portion of the 2010 Notes and the 2010 Baltic Trading Credit Facility.  (Refer to Note 9 — Long-Term Debt and Note 10 — Convertible Senior Notes)

Total net deferred financing costs consist of the following as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

2007 Credit Facility	$13,189	$10,074
$100 Million Term Loan Facility	1,578	1,318
$253 Million Term Loan Facility	4,113	3,529
2010 Notes	3,637	3,637
2010 Baltic Trading Credit Facility	3,027	2,940
Total deferred financing costs	25,544	21,498
Less: accumulated amortization	7,749	4,561
Total	$17,795	$16,937

16 - FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2011	December 31, 2010
Fixed assets, at cost:
Vessel equipment	$2,720	$2,386
Leasehold improvements	3,664	1,146
Furniture and fixtures	997	347
Computer equipment	632	472
Total cost	8,013	4,351
Less: accumulated depreciation and amortization	2,422	2,041
Total	$5,591	$2,310

17 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2011	December 31, 2010
Accounts payable	$5,047	$6,454
Accrued general and administrative expenses	14,275	14,166
Accrued vessel operating expenses	11,390	11,170
Total	$30,712	$31,790

18 - REVENUE FROM TIME CHARTERS

Total voyage revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, for the years ended December 31, 2011, 2010 and 2009 was $388,929, $447,438 and $379,531 respectively.  Included in revenue for the year ended December 31, 2009 is $442 received from loss of hire insurance associated with unscheduled off-hire associated with the Genco Hunter.  Additionally, included in revenues for the years ended December 31, 2011, 2010 and 2009 was $122, $574 and $2,600 of profit sharing revenue.  At December 31, 2011, future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of February 8, 2012 is expected to be $69,934 during 2012, $7,847 during 2013 and $3,020 during 2014, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For most drydockings, the Company assumes 20 days of offhire.  Future minimum revenue excludes revenue earned for the five vessels currently in pool arrangements, vessels that are currently on or will be on spot market-related time charters as spot rates cannot be estimated as well as profit sharing revenue.

19 - COMMITMENTS AND CONTINGENCIES

In September 2005, the Company entered into a 15-year lease for office space in New York, New York.  The monthly rental is as follows:  Free rent from September 1, 2005 to July 31, 2006, $40 per month from August 1, 2006 to August 31, 2010, $43 per month from September 1, 2010 to August 31, 2015, and $46 per month from September 1, 2015 to August 31, 2020.  The monthly straight-line rental expense from September 1, 2005 to August 31, 2020 is $39.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the Company has a deferred rent credit at December 31, 2011 and 2010 of $606 and $657, respectively.  The Company has the option to extend the lease for a period of five years from September 1, 2020 to August 31, 2025.  The rent for the renewal period will be based on the prevailing market rate for the six months prior to the commencement date of the extension term.  Rent expense was $467 for each of the years ended December 31, 2011, 2010 and 2009.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $518 for 2012 through 2014, $529 for 2015, $550 for 2016 and a total of $2,018 for the remaining term of the lease.

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011.  Following the expiration of the free base rental period, the monthly base rental payments are $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor was obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that commences immediately upon the expiration of such sub-sublease agreements, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expirations of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitute one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the entire lease from June 1, 2011 to September 30, 2025 will be $130.  The Company had a deferred rent credit at December 31, 2011 of $1,217.  Rent expense pertaining to this new lease for the year ended December 31, 2011 was $909.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows:  $982 for 2012 through 2014, $1,037 for 2015, $1,076 for 2016 and a total of $17,582 for the remaining term of the lease.

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application.  On February 5, 2010, the rehabilitation plan submitted by Samsun was approved by the South Korean courts.  As part of the rehabilitation process, the Company’s claim of $17,212 will be settled in the following manner; 34%, or $5,852, will be paid in cash in annual installments on December 30th of each year from 2010 through 2019 ranging in percentages from eight to 17; the remaining 66%, or $11,360, was converted to Samsun shares at a specified value per share.  On December 30, 2011, a total payment was due from Samsun in the amount of $527 which represents ten percent of the total $5,852 approved cash settlement.  On December 30, 2010, a total payment was due from Samsun in the amount of $585 which represents ten percent of the total $5,852 approved cash settlement.  These amounts have been recorded as other operating income during the years ended December 31, 2011 and 2010, respectively.

20 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan which is available to full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis.  The matching contribution vests immediately.  For the years ended December 31, 2011, 2010 and 2009, the Company’s matching contributions to this plan were $289, $242 and $177, respectively.

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

Grants of nonvested common stock to executives and employees vest ratably on each of the four anniversaries of the determined vesting date.  Grants of nonvested common stock to directors vest the earlier of the first anniversary of the grant date or the date of the next annual shareholders’ meeting, which are typically held during May.  Grants of nonvested common stock to the Company’s Chairman, Peter C. Georgiopoulos, that are not granted as part of grants made to all directors, excluding the grant made on December 21, 2010 and December 28, 2011, vest ratably on each of the ten anniversaries of the vesting date.

The table below summarizes the Company’s nonvested stock awards for the three years ended December 31, 2011 under the GS&T Plan:

	Year Ended December 31,
	2011		2010		2009
	Number of Shares	Weighted Average Grant Date Price	Number of Shares	Weighted Average Grant Date Price	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1	809,087	$19.40	437,000	$25.86	449,066	$27.96
Granted	357,500	6.46	514,650	16.07	133,250	22.68
Vested	(228,700)	21.08	(142,563)	27.16	(145,316)	29.42
Forfeited	(1,100)	14.65	—	—	—	—

Outstanding at December 31	936,787	$14.06	809,087	$19.40	437,000	$25.86

The total fair value of shares that vested under the GS&T Plan during the years ended December 31, 2011, 2010 and 2009 was $2,105, $2,414 and $3,467, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the years ended December 31, 2011, 2010 and 2009, the Company recognized nonvested stock amortization expense for the GS&T Plan, which is included in general, administrative and management fees, as follows:

	Year Ended December 31,
	2011	2010	2009
General, administrative and management fees	$5,574	$4,327	$4,220

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2011, unrecognized compensation cost of $7,971 related to nonvested stock will be recognized over a weighted average period of 3.67 years.

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

Grants of restricted stock to Peter Georgiopoulos, Chairman of the Board of Baltic Trading, and John Wobensmith, President and Chief Financial Officer of Baltic Trading, made in connection with Baltic Trading’s IPO vest ratably on each of the first four anniversaries of March 15, 2010.  Grants of restricted common stock to Baltic Trading’s directors made following Baltic Trading’s IPO (which exclude the foregoing grant to Mr. Georgiopoulos) vest the earlier of the first anniversary of the grant date or the date of Baltic Trading’s next annual shareholders’ meeting, which is expected to be held in May 2012.  Grants of restricted stock made to executives and the Chairman of the Board not in connection with the Company’s IPO vest ratably on each of the first four anniversaries of the determined vesting date.

The following table presents a summary of Baltic Trading’s nonvested stock awards for the two years ended December 31, 2011 under the Baltic Trading Plan:

	Year Ended December 31,
	2011		2010
	Number of Baltic Trading Common Shares	Weighted Average Grant Date Price	Number of Baltic Trading Common Shares	Weighted Average Grant Date Price
Outstanding at January 1	583,500	$13.40	—	$—
Granted	117,500	5.11	583,500	13.40
Vested	(155,250)	13.43	—	—
Forfeited	—	—	—	—

Outstanding at December 31	545,750	$11.60	583,500	$13.40

The total fair value of shares that vested under the Baltic Trading Plan during the year ended December 31, 2011 was $1,275.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.  No shares under the Baltic Trading Plan vested during the year ended December 31, 2010.

For the years ended December 31, 2011 and  2010, the Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in general, administrative and management fees, as follows:

	Year Ended December 31,
	2011	2010
General, administrative and management fees	$2,764	$2,892

The Company is amortizing Baltic Trading’s grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2011, unrecognized compensation cost of $2,762 related to nonvested stock will be recognized over a weighted average period of 2.58 years.

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

Since the inception of the share repurchase program through December 31, 2011, the Company repurchased and retired 278,300 shares of its common stock for $11,500.  An additional 3,130 shares of common stock were repurchased from employees for

$41 during 2008 pursuant to the Company’s Equity Incentive Plan rather than the share repurchase program.  No share repurchases were made during the years ended December 31, 2011 and 2010.

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

	2011 Quarter Ended				2010 Quarter Ended
	Mar 31	Jun 30	Sept 30	Dec. 31	Mar 31	Jun 30	Sept 30	Dec. 31
	(In thousands, except per share amounts)
Revenues	$101,429	$99,330	$94,312	$97,143	$94,681	$105,337	$118,020	$130,649
Operating income	33,734	31,616	23,340	23,949	48,426	54,942	57,834	60,089

Net income	12,171	9,828	1,417	1,652	33,101	38,658	38,105	37,545
Net (loss) income attributable to noncontrolling interest	(1,255)	(262)	(145)	1,344	(349)	1,899	1,878	2,738
Net income attributable to Genco Shipping & Trading Limited	13,426	10,090	1,562	308	33,450	36,759	36,227	34,807

Earnings per share - Basic	$0.38	$0.29	$0.04	$0.01	$1.07	$1.17	$1.07	$0.99
Earnings per share - Diluted	$0.38	$0.29	$0.04	$0.01	$1.06	$1.16	$0.99	$0.90
Dividends declared and paid per share(1)	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average common shares outstanding - Basic	35,142,110	35,150,352	35,157,110	35,266,283	31,406	31,414	33,999	35,080
Weighted average common shares outstanding - Diluted	35,218,699	35,204,649	35,218,840	35,395,190	31,543	31,563	38,719	41,599

(1)          Does not include cash dividends paid by Baltic Trading.

25 - SUBSEQUENT EVENTS

On February 2, 2012, the Company received a $546 insurance settlement from its insurance underwriters primarily related to the recovery of loss of hire income for the Genco Cavalier.  This insurance settlement was not recognized until 2012 upon the approval of the underwriters.

On February 21, 2012, Baltic Trading declared a dividend of $0.13 per share to be paid on or about March 9, 2012 to shareholders of record as of March 2, 2012.  The aggregate amount of the dividend is expected to be approximately $3.0 million, of which approximately $2.2 million will be paid to minority shareholders, which Baltic Trading anticipates will be funded from cash on hand at the time payment is to be made.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2011.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.  The attestation report is included on page 65 of this report.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls or over financial reporting that occurred during our most recent fiscal quarter (the fourth fiscal quarter of 2011) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Genco Shipping & Trading Limited

New York, New York

We have audited the internal control over financial reporting of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 22, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 22, 2012

ITEM 9B.               OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is set forth in our Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011 (the “2012 Proxy Statement”) under the headings “Election of Directors” and “Management” and is incorporated by reference herein.  Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in the 2021 Proxy Statement under the heading “Corporate Governance” and is incorporated by reference herein.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.gencoshipping.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers and information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions is set forth in the 2012 Proxy Statement under the headings “Management” and “Compensation Committee’s Report on Executive Compensation” and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of our common stock by certain persons is set forth in the 2012 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain of our transactions is set forth in the 2012 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is set forth in the 2012 Proxy Statement under the heading “Ratification of Appointment of Independent Auditors” and is incorporated by reference herein.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005.(2)

3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006.(3)

3.4	Certificate of Designations of Series A Preferred Stock.(4)

3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of March 24, 2010.(5)

4.1	Form of Share Certificate of the Company.(6)

4.2	Shareholder Rights Agreement, dated as of April 11, 2007, between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent.(4)

4.3	Shareholders Rights Agreement, dated March 5, 2010, between Baltic Trading Limited and Mellon Investor Services LLC.(7)

4.4	Subscription Agreement, dated March 3, 2010, between Baltic Trading Limited and Genco Investments LLC.(7)

4.5	First Amendment to Shareholders Rights Agreement by and between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent, dated as of October 24, 2011.(8)

10.1	Registration Rights Agreement dated March 15, 2010 by and between Genco Investments LLC and Baltic Trading Limited.(9)

10.2	Form of Registration Rights Agreement dated as of July 2005 by and between Genco Shipping & Trading Limited and Fleet Acquisition LLC.(6)

10.3	2005 Equity Incentive Plan, as amended and restated effective December 21, 2005.(10)

10.4	Management Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(9)

10.5	Omnibus Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(9)

10.6	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(11)

10.7	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and John C. Wobensmith.(11)

10.8	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(12)

10.9	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith.(12)

10.10	Restricted Stock Grant Agreement dated January 10, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(12)

10.11	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(13)

10.12	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and John C. Wobensmith.(13)

10.13	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(13)

10.14	Restricted Stock Grant Agreement dated December 27, 2009 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(14)

10.15	Restricted Stock Grant Agreement dated December 27, 2009 between Genco Shipping & Trading Limited and John C. Wobensmith.(14)

10.16	Restricted Stock Grant Agreement dated March 5, 2010 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(15)

10.17	Restricted Stock Grant Agreement dated December 21, 2010 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(16)

10.18	Restricted Stock Grant Agreement dated December 21, 2010 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(16)

10.19	Restricted Stock Grant Agreement dated December 21, 2010 between Genco Shipping & Trading Limited and John C. Wobensmith.(16)

10.20	Restricted Stock Grant Agreement dated December 28, 2011 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(*)

10.21	Restricted Stock Grant Agreement dated December 28, 2011 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(*)

10.22	Restricted Stock Grant Agreement dated December 28, 2011 between Genco Shipping & Trading Limited and John C. Wobensmith.(*)

10.23	Form of Director Restricted Stock Grant Agreement dated as of July 24, 2008.(17)

10.24	Form of Director Restricted Stock Grant Agreement dated as of July 24, 2009.(18)

10.25	Form of Director Restricted Stock Grant Agreement dated as of May 13, 2010.(16)

10.26	Form of Director Restricted Stock Grant Agreement dated as of May 12, 2011.(19)

10.27	Master Agreement by and between Genco Shipping & Trading Limited and Metrostar Management Corporation.(20)

10.28	Memorandum of Agreement dated as of May 7, 2008 by and among Genco Cavalier LLC, Bocimar International N.V., and Delphis N.V.(17)

10.29	Memorandum of Agreement dated February 19, 2010 between Inta Navigation Ltd. and Baltic Trading Limited.(21)

10.30	Memorandum of Agreement dated February 19, 2010 between Borak Shipping Ltd. and Baltic Trading Limited.(21)

10.31	Memorandum of Agreement dated February 19, 2010 between Sinova Shipping Ltd. and Baltic Trading Limited.(21)

10.32	Memorandum of Agreement dated February 19, 2010 between Spice Shipping Ltd. and Baltic Trading Limited.(21)

10.33	Memorandum of Agreement dated February 22, 2010 between Shipping Trust Ltd. and Baltic Trading Limited.(21)

10.34	Memorandum of Agreement dated February 22, 2010 between Oceanways Trust Ltd. and Baltic Trading Limited.(21)

10.35	Master Agreement dated June 24, 2010 among Bourbon SA, Genco Shipping & Trading Limited the sellers named therein.(22)

10.36	Memorandum of Agreement, dated June 3, 2010, between Hesperos Holdings S.A. and Genco.(22)

10.37	Memorandum of Agreement, dated June 3, 2010, between Princeton Shipholding S.A. and Genco.(22)

10.38	Memorandum of Agreement, dated June 3, 2010, between Sillem Shipholding Limited and Genco.(22)

10.39	Memorandum of Agreement, dated June 3, 2010, between Vanderlin Maritime Inc. and Genco.(22)

10.40	Memorandum of Agreement, dated June 3, 2010, between Seafarer Shipping & Trading Company and Genco.(22)

10.41	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Melos LLC.(22)

10.42	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Massallia LLC.(22)

10.43	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Mycenae LLC.(22)

10.44

Credit Agreement, dated as of July 20, 2007, among Genco Shipping & Trading Limited, Various Lenders, DnB NOR Bank ASA, New York Branch, as Administrative Agent and Collateral Agent, and DnB NOR Bank ASA, New York Branch, as Mandated Lead Arranger and Bookrunner.(23)

10.45

Pledge and Security Agreement, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as pledgors, to DnB NOR Bank, ASA, New York Branch, as Collateral Agent, for the benefit of the Secured Creditors and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank.(23)

10.46

Guaranty, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as guarantors, for the benefit of the Secured Creditors.(23)

10.47

Amendment and Supplement No. 1 to Senior Secured Credit Agreement, dated as of September 21, 2007, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.(24)

10.48

Amendment and Supplement No. 2 to Senior Secured Credit Agreement, dated as of February 13, 2008, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.(12)

10.49

Amendment and Supplement No. 3 to Senior Secured Credit Agreement, dated as of June 18, 2008, by and among Genco Shipping & Trading Limited, the lenders signatory thereto, and DnB NOR BANK ASA, New York Branch, as Administrative Agent, Collateral Agent, Mandated Lead Arranger and Bookrunner.(17)

10.50

Amendment and Supplement No. 4 to Senior Secured Credit Agreement, dated as of January 26, 2009, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.(13)

10.51

Amendment and Supplement No. 5 to Senior Secured Credit Agreement, dated as of December 21, 2011, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.(27)

10.52	Letter Agreement, dated September 21, 2007, between Genco Shipping & Trading Limited and John C. Wobensmith.(24)

10.53	Indenture dated July 27, 2010.(25)

10.54	First Supplemental Indenture dated July 27, 2010.(25)

10.55	Loan Agreement dated as of August 12, 2010 by and among Genco Shipping & Trading Limited as Borrower, the banks, financial institutions and companies named therein.(26)

10.56

First Amendment to Loan Agreement, dated as of December 21, 2011, to the Loan Agreement, dated as of August 12, 2010, by and among Genco Shipping & Trading Limited as Borrower, the banks and financial institutions listed in Schedule 1 thereto as Lenders, the companies listed in Schedule 2 thereto as Guarantors on a joint and several basis and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee.(27)

10.57

Loan Agreement dated as of August 20, 2010 by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (Publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (Publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (Publ), as Swap Providers; and Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner.(28)

10.58	Form of Guarantee and Indemnity dated as of August 20, 2010.(28)

10.59

First Side Letter to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(27)

10.60

Waiver Letter Agreement, dated as of December 21, 2011, regarding $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(27)

14.1	Code of Ethics.(12)

21.1	Subsidiaries of Genco Shipping & Trading Limited.(*)

23.1	Consent of Independent Registered Public Accounting Firm.(*)

31.1	Certification of President pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act

of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (vi) Notes to Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009. **

(*)	Filed herewith.

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

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2006.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 12, 2007.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2010.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 18, 2005.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2010.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 24, 2011.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 9, 2007.

(12)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2008.

(13)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2009.

(14)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2010.

(15)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2010.

(16)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2011.

(17)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2008.

(18)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 11, 2009.

(19)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on July 26, 2011.

(20)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2007.

(21)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2010.

(22)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2010.

(23)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.

(24)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2007.

(25)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2010.

(26)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2010.

(27)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2011.

(28)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2012.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ Robert Gerald Buchanan
	Name:	Robert Gerald Buchanan
	Title:	President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on February 22, 2012.

SIGNATURE	TITLE

/s/ Robert Gerald Buchanan	PRESIDENT
Robert Gerald Buchanan	(PRINCIPAL EXECUTIVE OFFICER)

/s/ John C. Wobensmith	CHIEF FINANCIAL OFFICER AND SECRETARY
John C. Wobensmith	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/ Peter C. Georgiopoulos	CHAIRMAN OF THE BOARD AND DIRECTOR
Peter C. Georgiopoulos

/s/ Stephen A. Kaplan	DIRECTOR
Stephen A. Kaplan

/s/ Nathaniel C. A. Kramer	DIRECTOR
Nathaniel C. A. Kramer

/s/ Harry A. Perrin	DIRECTOR
Harry A. Perrin

/s/ Mark F. Polzin	DIRECTOR
Mark F. Polzin

/s/ Robert C. North	DIRECTOR
Rear Admiral Robert C. North, USCG (ret.)

/s/ Basil G. Mavroleon	DIRECTOR
Basil G. Mavroleon

EXHIBIT INDEX

Exhibit	Document
1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005.(2)

3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006.(3)

3.4	Certificate of Designations of Series A Preferred Stock.(4)

3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of March 24, 2010.(5)

4.1	Form of Share Certificate of the Company.(6)

4.2	Shareholder Rights Agreement, dated as of April 11, 2007, between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent.(4)

4.3	Shareholders Rights Agreement, dated March 5, 2010, between Baltic Trading Limited and Mellon Investor Services LLC.(7)

4.4	Subscription Agreement, dated March 3, 2010, between Baltic Trading Limited and Genco Investments LLC.(7)

4.5	First Amendment to Shareholders Rights Agreement by and between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent, dated as of October 24, 2011.(8)

10.1	Registration Rights Agreement dated March 15, 2010 by and between Genco Investments LLC and Baltic Trading Limited.(9)

10.2	Form of Registration Rights Agreement dated as of July 2005 by and between Genco Shipping & Trading Limited and Fleet Acquisition LLC.(6)

10.3	2005 Equity Incentive Plan, as amended and restated effective December 21, 2005.(10)

10.4	Management Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(9)

10.5	Omnibus Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(9)

10.6	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(11)

10.7	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and John C. Wobensmith.(11)

10.8	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(12)

10.9	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith.(12)

10.10	Restricted Stock Grant Agreement dated January 10, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(12)

10.11	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(13)

10.12	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and John C. Wobensmith.(13)

10.13	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(13)

10.14	Restricted Stock Grant Agreement dated December 27, 2009 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(14)

10.15	Restricted Stock Grant Agreement dated December 27, 2009 between Genco Shipping & Trading Limited and John C. Wobensmith.(14)

10.16	Restricted Stock Grant Agreement dated March 5, 2010 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(15)

10.17	Restricted Stock Grant Agreement dated December 21, 2010 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(16)

10.18	Restricted Stock Grant Agreement dated December 21, 2010 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(16)

10.19	Restricted Stock Grant Agreement dated December 21, 2010 between Genco Shipping & Trading Limited and John C. Wobensmith.(16)

10.20	Restricted Stock Grant Agreement dated December 28, 2011 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(*)

10.21	Restricted Stock Grant Agreement dated December 28, 2011 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(*)

10.22	Restricted Stock Grant Agreement dated December 28, 2011 between Genco Shipping & Trading Limited and John C. Wobensmith.(*)

10.23	Form of Director Restricted Stock Grant Agreement dated as of July 24, 2008.(17)

10.24	Form of Director Restricted Stock Grant Agreement dated as of July 24, 2009.(18)

10.25	Form of Director Restricted Stock Grant Agreement dated as of May 13, 2010.(16)

10.26	Form of Director Restricted Stock Grant Agreement dated as of May 12, 2011.(19)

10.27	Master Agreement by and between Genco Shipping & Trading Limited and Metrostar Management Corporation.(20)

10.28	Memorandum of Agreement dated as of May 7, 2008 by and among Genco Cavalier LLC, Bocimar International N.V., and Delphis N.V.(17)

10.29	Memorandum of Agreement dated February 19, 2010 between Inta Navigation Ltd. and Baltic Trading Limited.(21)

10.30	Memorandum of Agreement dated February 19, 2010 between Borak Shipping Ltd. and Baltic Trading Limited.(21)

10.31	Memorandum of Agreement dated February 19, 2010 between Sinova Shipping Ltd. and Baltic Trading Limited.(21)

10.32	Memorandum of Agreement dated February 19, 2010 between Spice Shipping Ltd. and Baltic Trading Limited.(21)

10.33	Memorandum of Agreement dated February 22, 2010 between Shipping Trust Ltd. and Baltic Trading Limited.(21)

10.34	Memorandum of Agreement dated February 22, 2010 between Oceanways Trust Ltd. and Baltic Trading Limited.(21)

10.35	Master Agreement dated June 24, 2010 among Bourbon SA, Genco Shipping & Trading Limited the sellers named therein.(22)

10.36	Memorandum of Agreement, dated June 3, 2010, between Hesperos Holdings S.A. and Genco.(22)

10.37	Memorandum of Agreement, dated June 3, 2010, between Princeton Shipholding S.A. and Genco.(22)

10.38	Memorandum of Agreement, dated June 3, 2010, between Sillem Shipholding Limited and Genco.(22)

10.39	Memorandum of Agreement, dated June 3, 2010, between Vanderlin Maritime Inc. and Genco.(22)

10.40	Memorandum of Agreement, dated June 3, 2010, between Seafarer Shipping & Trading Company and Genco.(22)

10.41	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Melos LLC.(22)

10.42	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Massallia LLC.(22)

10.43	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Mycenae LLC.(22)

10.44

Credit Agreement, dated as of July 20, 2007, among Genco Shipping & Trading Limited, Various Lenders, DnB NOR Bank ASA, New York Branch, as Administrative Agent and Collateral Agent, and DnB NOR Bank ASA, New York Branch, as Mandated Lead Arranger and Bookrunner.(23)

10.45

Pledge and Security Agreement, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as pledgors, to DnB NOR Bank, ASA, New York Branch, as Collateral Agent, for the benefit of the Secured Creditors and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank.(23)

10.46

Guaranty, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as guarantors, for the benefit of the Secured Creditors.(23)

10.47

Amendment and Supplement No. 1 to Senior Secured Credit Agreement, dated as of September 21, 2007, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.(24)

10.48

Amendment and Supplement No. 2 to Senior Secured Credit Agreement, dated as of February 13, 2008, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.(12)

10.49

Amendment and Supplement No. 3 to Senior Secured Credit Agreement, dated as of June 18, 2008, by and among Genco Shipping & Trading Limited, the lenders signatory thereto, and DnB NOR BANK ASA, New York Branch, as Administrative Agent, Collateral Agent, Mandated Lead Arranger and Bookrunner.(17)

10.50

Amendment and Supplement No. 4 to Senior Secured Credit Agreement, dated as of January 26, 2009, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.(13)

10.51

Amendment and Supplement No. 5 to Senior Secured Credit Agreement, dated as of December 21, 2011, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.(27)

10.52	Letter Agreement, dated September 21, 2007, between Genco Shipping & Trading Limited and John C. Wobensmith.(24)

10.53	Indenture dated July 27, 2010.(25)

10.54	First Supplemental Indenture dated July 27, 2010.(25)

10.55	Loan Agreement dated as of August 12, 2010 by and among Genco Shipping & Trading Limited as Borrower, the banks, financial institutions and companies named therein.(26)

10.56

First Amendment to Loan Agreement, dated as of December 21, 2011, to the Loan Agreement, dated as of August 12, 2010, by and among Genco Shipping & Trading Limited as Borrower, the banks and financial institutions listed in Schedule 1 thereto as Lenders, the companies listed in Schedule 2 thereto as Guarantors on a joint and several basis and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee.(27)

10.57

Loan Agreement dated as of August 20, 2010 by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (Publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (Publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (Publ), as Swap Providers; and Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner.(28)

10.58	Form of Guarantee and Indemnity dated as of August 20, 2010.(28)

10.59

First Side Letter to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(27)

10.60

Waiver Letter Agreement, dated as of December 21, 2011, regarding $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(27)

14.1	Code of Ethics.(12)

21.1	Subsidiaries of Genco Shipping & Trading Limited.(*)

23.1	Consent of Independent Registered Public Accounting Firm.(*)

31.1	Certification of President pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (vi) Notes to Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009. **

(*)	Filed herewith.

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

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2006.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 12, 2007.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2010.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 18, 2005.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2010.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 24, 2011.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 9, 2007.

(12)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2008.

(13)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2009.

(14)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2010.

(15)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2010.

(16)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2011.

(17)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2008.

(18)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 11, 2009.

(19)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on July 26, 2011.

(20)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2007.

(21)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2010.

(22)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2010.

(23)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.

(24)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2007.

(25)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2010.

(26)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2010.

(27)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2011.

(28)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 2010.