Form 10-Q
period 2012-03-31
GENCO SHIPPING & TRADING LTD
filed 2012-05-10
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2012: Common stock, $0.01 per share — 43,807,598 shares.

Genco Shipping & Trading Limited

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$246,683	$227,968
Due from charterers, net of a reserve of $951 and $906, respectively	11,239	13,688
Prepaid expenses and other current assets	20,587	17,709
Total current assets	278,509	259,365

Noncurrent assets:
Vessels, net of accumulated depreciation of $497,485 and $464,518, respectively	2,761,813	2,794,860
Deferred drydock, net of accumulated amortization of $9,038 and $11,111, respectively	9,764	6,934
Other assets, net of accumulated amortization of $8,729 and $7,749, respectively	16,887	17,795
Fixed assets, net of accumulated depreciation and amortization of $2,621 and $2,422, respectively	5,490	5,591
Other noncurrent assets	514	514
Restricted cash	9,750	9,750
Investments	32,282	24,468
Total noncurrent assets	2,836,500	2,859,912

Total assets	$3,115,009	$3,119,277

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$24,463	$30,712
Current portion of long-term debt	220,772	185,077
Deferred revenue	3,693	4,227
Current portion of lease obligations	682	—
Fair value of derivative instruments	1,738	1,686
Total current liabilities	251,348	221,702
Noncurrent liabilities:
Long-term lease obligations	1,539	1,823
Time charters acquired	978	1,164
Fair value of derivative instruments	20,822	23,654
Convertible senior note payable	107,471	106,381
Long-term debt	1,347,741	1,402,935
Total noncurrent liabilities	1,478,551	1,535,957

Total liabilities	1,729,899	1,757,659

Commitments and contingencies

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 43,807,598 and 36,307,598 shares at March 31, 2012 and December 31, 2011, respectively	438	363
Additional paid-in capital	860,365	809,443
Accumulated other comprehensive loss	(6,982)	(17,549)
Retained earnings	326,258	359,349
Total Genco Shipping & Trading Limited shareholders’ equity	1,180,079	1,151,606
Noncontrolling interest	205,031	210,012
Total equity	1,385,110	1,361,618

Total liabilities and equity	$3,115,009	$3,119,277

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Voyage revenues	$59,025	$100,619
Service revenues	819	810

Total revenues	59,844	101,429

Operating expenses:
Voyage expenses	1,410	968
Vessel operating expenses	27,834	24,795
General, administrative, and management fees	8,696	8,851
Depreciation and amortization	34,425	33,081

Total operating expenses	72,365	67,695

Operating (loss) income	(12,521)	33,734

Other (expense) income:
Other expense	(16)	(55)
Interest income	155	172
Interest expense	(23,730)	(21,321)

Other expense	(23,591)	(21,204)

(Loss) income before income taxes	(36,112)	12,530
Income tax expense	(271)	(359)

Net (loss) income	(36,383)	12,171
Less: Net loss attributable to noncontrolling interest	(3,312)	(1,255)
Net (loss) income attributable to Genco Shipping & Trading Limited	$(33,071)	$13,426

Net (loss) income per share-basic	$(0.87)	$0.38
Net (loss) income per share-diluted	$(0.87)	$0.38
Weighted average common shares outstanding-basic	38,090,590	35,142,110
Weighted average common shares outstanding-diluted	38,090,590	35,218,699
Dividends declared per share	$—	$—

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive (Loss) Income

For the Three Months Ended March 31, 2012 and 2011

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Net (loss) income	$(36,383)	$12,171

Change in unrealized gain on investments	7,814	430
Unrealized gain on cash flow hedges, net	2,753	7,205
Other Comprehensive income	10,567	7,635

Comprehensive (loss) income	(25,816)	19,806
Less: Comprehensive loss attributable to noncontrolling interest	(3,312)	(1,255)
Comprehensive (loss) income attributable to Genco Shipping & Trading Limited	$(22,504)	$21,061

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2012 and 2011

(U.S. Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2012	$363	$809,443	$(17,549)	$359,349	$1,151,606	$210,012	$1,361,618

Net loss				(33,071)	(33,071)	(3,312)	(36,383)

Change in unrealized gain on investments			7,814		7,814	—	7,814

Unrealized gain on cash flow hedges, net			2,753		2,753	—	2,753

Issuance of 7,500,000 shares of common stock	75	49,795			49,870	—	49,870

Nonvested stock amortization		1,078			1,078	572	1,650

Cash dividends paid by Baltic Trading Limited				(20)	(20)	(2,192)	(2,212)

Vesting of restricted shares issued by Baltic Trading Limited		49			49	(49)	—

Balance — March 31, 2012	$438	$860,365	$(6,982)	$326,258	$1,180,079	$205,031	$1,385,110

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2011	$359	$803,778	$(5,210)	$334,022	$1,132,949	$215,204	$1,348,153

Net income (loss)				13,426	13,426	(1,255)	12,171

Change in unrealized gain on investments			430		430	—	430

Unrealized gain on cash flow hedges, net			7,205		7,205	—	7,205

Nonvested stock amortization		1,494			1,494	945	2,439

Cash dividends paid by Baltic Trading Limited				(26)	(26)	(2,846)	(2,872)

Vesting of restricted shares issued by Baltic Trading Limited		37			37	(37)	—

Balance — March 31, 2011	$359	$805,309	$2,425	$347,422	$1,155,515	$212,011	$1,367,526

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(36,383)	$12,171
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	34,425	33,081
Amortization of deferred financing costs	980	778
Amortization of time charters acquired	(186)	(473)
Amortization of discount on Convertible Senior Notes	1,090	967
Unrealized gain on derivative instruments	(27)	(13)
Amortization of nonvested stock compensation expense	1,650	2,439
Change in assets and liabilities:
Decrease in due from charterers	2,449	1,115
Increase in prepaid expenses and other current assets	(2,878)	(2,374)
Increase in other noncurrent assets	—	(514)
Decrease in accounts payable and accrued expenses	(4,987)	(2,965)
Decrease in deferred revenue	(534)	(3,372)
Increase (decrease) in lease obligations	398	(13)
Deferred drydock costs incurred	(3,966)	(675)

Net cash (used in) provided by operating activities	(7,969)	40,152
Cash flows from investing activities:
Purchase of vessels	(319)	(35,130)
Deposits on vessels	—	(78)
Purchase of other fixed assets	(1,228)	(66)
Changes in deposits of restricted cash	—	(750)

Net cash used in investing activities	(1,547)	(36,024)
Cash flows from financing activities:
Repayments on the 2007 Credit Facility	(12,500)	(12,500)
Repayments on the $100 Million Term Loan Facility	(1,924)	(770)
Proceeds from the $253 Million Term Loan Facility	—	21,500
Repayments on the $253 Million Term Loan Facility	(5,075)	(4,691)
Proceeds from issuance of common stock	50,721	—
Payment of common stock issuance costs	(632)	—
Payment of Convertible Senior Notes issuance costs	—	(51)
Payment of dividend by subsidiary	(2,212)	(2,873)
Payment of deferred financing costs	(147)	(154)

Net cash provided by financing activities	28,231	461

Net increase in cash and cash equivalents	18,715	4,589

Cash and cash equivalents at beginning of period	227,968	270,877
Cash and cash equivalents at end of period	$246,683	$275,466

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”), its wholly-owned subsidiaries, and its subsidiary, Baltic Trading Limited (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands and as of March 31, 2012, is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco Management (USA) Limited; and the ship-owning subsidiaries as set forth below.

Below is the list of GS&T’s wholly owned ship-owning subsidiaries as of March 31, 2012:

Wholly Owned Subsidiaries	Vessels Acquired	Dwt	Delivery Date	Year Built

Genco Reliance Limited	Genco Reliance	29,952	12/6/04	1999
Genco Vigour Limited	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05	1997
Genco Muse Limited	Genco Muse	48,913	10/14/05	2001
Genco Acheron Limited	Genco Acheron	72,495	11/7/06	1999
Genco Surprise Limited	Genco Surprise	72,495	11/17/06	1998
Genco Augustus Limited	Genco Augustus	180,151	8/17/07	2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07	2007
Genco London Limited	Genco London	177,833	9/28/07	2007
Genco Titus Limited	Genco Titus	177,729	11/15/07	2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07	2003
Genco Charger Limited	Genco Charger	28,398	12/14/07	2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07	2005
Genco Predator Limited	Genco Predator	55,407	12/20/07	2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07	2007
Genco Champion Limited	Genco Champion	28,445	1/2/08	2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08	2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08	2007
Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08	2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08	2007
Genco Hadrian Limited	Genco Hadrian	169,694	12/29/08	2008
Genco Commodus Limited	Genco Commodus	169,025	7/22/09	2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09	2009
Genco Claudius Limited	Genco Claudius	169,025	12/30/09	2010
Genco Bay Limited	Genco Bay	34,296	8/24/10	2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10	2010
Genco Avra Limited	Genco Avra	34,391	5/12/11	2011
Genco Mare Limited	Genco Mare	34,428	7/20/11	2011
Genco Spirit Limited	Genco Spirit	34,432	11/10/11	2011
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10	2009
Genco Ardennes Limited	Genco Ardennes	57,981	8/31/10	2009
Genco Auvergne Limited	Genco Auvergne	57,981	8/16/10	2009
Genco Bourgogne Limited	Genco Bourgogne	57,981	8/24/10	2010
Genco Brittany Limited	Genco Brittany	57,981	9/23/10	2010
Genco Languedoc Limited	Genco Languedoc	57,981	9/29/10	2010
Genco Loire Limited	Genco Loire	53,416	8/4/10	2009
Genco Lorraine Limited	Genco Lorraine	53,416	7/29/10	2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10	2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10	2005
Genco Provence Limited	Genco Provence	55,317	8/23/10	2004
Genco Pyrenees Limited	Genco Pyrenees	57,981	8/10/10	2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11	2011

Baltic Trading Limited (“Baltic Trading”) was a wholly-owned indirect subsidiary of GS&T until Baltic Trading completed its initial public offering, or IPO, on March 15, 2010.  As of March 31, 2012, GS&T’s wholly-owned subsidiary Genco Investments LLC owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represented a 25.11% ownership interest in Baltic Trading and 83.41% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Additionally, pursuant to the subscription agreement between Genco Investments LLC and Baltic Trading, for so long as GS&T directly or indirectly holds at least 10% of the aggregate number of outstanding shares of Baltic Trading’s common stock and Class B stock, Genco Investments LLC will be entitled to receive an additional number of shares of Baltic Trading’s Class B stock equal to 2% of the number of common shares issued in the future, other than shares issued under Baltic Trading’s 2010 Equity Incentive Plan.

Below is the list of Baltic Trading’s wholly owned ship-owning subsidiaries as of March 31, 2012:

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

On February 28, 2012, the Company closed on an equity offering of 7,500,000 shares of common stock at an offering price of $7.10 per share.  The Company received net proceeds of $49,870 after deducting underwriters’ fees and expenses.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which include the accounts of GS&T, its wholly-owned subsidiaries and Baltic Trading, a subsidiary in which the Company owns a majority of the voting interests and exercises control.  All intercompany accounts and transactions have been eliminated in consolidation.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”).  The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended March 31, 2012 and 2011 was $33,091 and $31,424, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the estimated scrap value of $245/lwt times the weight of the ship in lightweight tons (lwt).

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of March 31, 2012 and December 31, 2011, the Company had an accrual of $751 and $762, respectively, related to these estimated customer claims.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses such as commissions which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. These differences in bunkers resulted in net gains of $720 and $357 during the three months ended March 31, 2012 and 2011, respectively.

Noncontrolling interest

Net loss attributable to noncontrolling interest during the three months ended March 31, 2012 and 2011 reflects the noncontrolling interest’s share of the net loss of Baltic Trading, a subsidiary of the Company, which owns and employs drybulk vessels in the spot market or on spot market-related time charters.  The spot market represents immediate chartering of a vessel, usually for single voyages.  At March 31, 2012 and December 31, 2011, the noncontrolling interest held a 74.89% economic interest in Baltic Trading while only holding 16.59% of voting power.

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

Total revenue earned for these services during the three months ended March 31, 2012 and 2011 was $1,514 and $1,539, respectively, of which $695 and $729, respectively, eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $593 associated with these activities for the three months ended March 31, 2012.  This resulted in estimated tax expense of $264 for the three months ended March 31, 2012.  After allocation of certain expenses, there was taxable income of $697 associated with these activities for the three months ended March 31, 2011.  This resulted in income tax expense of $364 for the three months ended March 31, 2011.

Baltic Trading is subject to income tax on its United States source income.  During the three months ended March 31, 2012 and 2011, Baltic Trading had United States operations which resulted in United States source income of $366 and $1,063, respectively.  Baltic Trading’s United States income tax expense for the three months ended March 31, 2012 was $7.  Baltic Trading’s estimated United Sates income tax benefit for the three months ended March 31, 2011 was $5.

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement” (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This standard was effective for interim and annual periods beginning after December 15, 2011 and is applied on a prospective basis.  The Company has adopted ASU 2011-04 and the impact of adoption is not material to the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  The standard does not change the items which must be reported for other comprehensive income, how such items are measured or when they must be reclassified to net income.  This standard was effective for interim and annual periods beginning after December 15, 2011 and was to be applied retrospectively.  The FASB has deferred the requirement to present reclassification adjustments for each component of accumulate other comprehensive income in both net income and other comprehensive income.  Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements.  During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income.  The effective date of this deferral will be consistent with the effective date of ASU 2011-05.  The Company has adopted ASU 2011-05 and disclosed comprehensive income in our condensed consolidated statements of comprehensive (loss) income. This guidance only affects financial statement presentation and has no impact on its consolidated results of operations, financial position and cash flows.

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

The following table presents a reconciliation of total voyage revenue from external (third party) customers for the Company’s two operating segments to total consolidated voyage revenue from external customers for the Company for the three months ended March 31, 2012 and 2011.

	For the three months ended March 31,
	2012	2011
Voyage Revenue from External Customers
GS&T	$52,731	$91,076
Baltic Trading	6,294	9,543
Total operating segments	59,025	100,619
Eliminating revenue	—	—
Total consolidated voyage revenue from external customers	$59,025	$100,619

The following table presents a reconciliation of total intersegment revenue, which eliminates upon consolidation, for the Company’s two operating segments for the three months ended March 31, 2012 and 2011. The intersegment revenue noted in the following table represents revenue earned by GS&T pursuant to the management agreement entered into with Baltic Trading, which includes commercial service fees, technical service fees and sale and purchase fees, if any.

	For the three months ended March 31,
	2012	2011
Intersegment revenue
GS&T	$695	$729
Baltic Trading	—	—
Total operating segments	695	729
Eliminating revenue	(695)	(729)
Total consolidated intersegment revenue	$—	$—

The following table presents a reconciliation of total net (loss) income for the Company’s two operating segments to total consolidated net (loss) income for the three months ended March 31, 2012 and 2011. The eliminating net loss (income) noted in the following table consists of the elimination of intercompany transactions between GS&T and Baltic Trading, as well as dividends received by GS&T from Baltic Trading for its Class B shares of Baltic Trading.

	For the three months ended March 31,
	2012	2011
Net (loss) income
GS&T	$(31,224)	$14,795
Baltic Trading	(4,456)	(1,694)
Total operating segments	(35,680)	13,101
Eliminating net loss (income)	703	(930)
Total consolidated net (loss) income	$(36,383)	$12,171

The following table presents a reconciliation of total assets for the Company’s two operating segments to total consolidated assets as of March 31, 2012 and December 31, 2011. The eliminating assets noted in the following table consist of the elimination of intercompany transactions resulting from the capitalization of fees paid to GS&T by Baltic Trading as vessel assets, including related accumulated depreciation, as well as the outstanding receivable balance due to GS&T from Baltic Trading as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Total assets
GS&T	$2,740,562	$2,737,988
Baltic Trading	378,036	384,955
Total operating segments	3,118,598	3,122,943
Eliminating assets	(3,589)	(3,666)
Total consolidated assets	$3,115,009	$3,119,277

4 - CASH FLOW INFORMATION

As of March 31, 2012 and December 31, 2011, the Company had five and eight interest rate swaps, respectively, which are described and discussed in Note 11 — Interest Rate Swap Agreements. The fair value of all five of the swaps is in a liability position of $22,560, $1,738 of which was classified within current liabilities, as of March 31, 2012.  At December 31, 2011, the eight swaps were in a liability position of $25,340, $1,686 of which was classified within current liabilities.

For the three months ended March 31, 2012, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $226 for the purchase of vessels and $428 for the purchase of other fixed assets.  Additionally, for the three months ended March 31, 2012, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $30 associated with deferred financing fees and $219 associated with common stock issuance costs related to the equity offering completed on February 28, 2012.

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

During the three months ended March 31, 2012 and 2011, cash paid for interest, net of amounts capitalized and including bond coupon interest paid, was $25,559 and $22,041, respectively.

During the three months ended March 31, 2012 and 2011, cash paid for estimated income taxes was $134 and $195, respectively.

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

On May 12, 2011, July 20, 2011 and November 10, 2011, GS&T took delivery of the Genco Avra, Genco Mare and Genco Spirit, respectively.  These vessels are approximately 34,400 dwt Handysize newbuildings which were purchased from companies within the Metrostar group of companies pursuant to the agreement dated June 3, 2010 to acquire five Handysize vessels.  These three vessels were the last vessels delivered pursuant to the aforementioned agreement.  GS&T utilized available cash of $29.8 million, as well as $60.0 million under its $100 million term loan facility, to pay the remaining balance of $89.8 million.

Refer to Note 1 — General Information for a listing of the vessel delivery dates for the vessel acquisitions discussed herein.

The Genco Avra and Genco Spirit had existing below market time charters at the time of acquisition.  GS&T recorded a liability for time charters acquired of $372 during the second quarter of 2011 upon the delivery of the Genco Avra to its charterer and $205 during the fourth quarter of 2011 upon the delivery of the Genco Spirit to its charterer.  Below market time charters, including those acquired during previous periods, were amortized as an increase to voyage revenue in the amount of $186 and $473 for the three months ended March 31, 2012 and 2011, respectively.

Capitalized interest expense associated with newbuilding contracts for the three months ended March 31, 2012 and 2011 was $0 and $79, respectively.

6 - INVESTMENTS

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as Available For Sale (“AFS”) and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive loss (“AOCI”).  At March 31, 2012 and December 31, 2011, the Company held 16,335,100 shares of Jinhui capital stock which is recorded at its fair value of $32,282 and $24,468, respectively, based on the closing price on March 30, 2012 and December 30, 2011, respectively.

The Company reviews the investment in Jinhui for other than temporary impairment on a quarterly basis.  There were no impairment charges recognized for the three months ended March 31, 2012 and 2011.

The unrealized gain on the Jinhui capital stock remains a component of AOCI, since this investment is designated as an AFS security.

Refer to Note 12 — Accumulated Other Comprehensive Loss for a breakdown of the components of AOCI.

7 — NET (LOSS) INCOME PER COMMON SHARE

The computation of basic net (loss) income per share is based on the weighted-average number of common shares outstanding during the year. The computation of diluted net loss (income) per share assumes the vesting of nonvested stock awards (refer to Note 20 — Nonvested Stock Awards), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 936,787 nonvested shares outstanding at March 31, 2012 (refer to Note 20 — Nonvested Stock Awards), all are anti-dilutive.  The Company’s diluted net (loss) income per share will also reflect the assumed conversion under the Company’s convertible debt if the impact is dilutive under the “if converted” method. The impact of the shares convertible under the Company’s convertible notes is excluded from the computation of diluted net (loss) income per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The components of the denominator for the calculation of basic net (loss) income per share and diluted net (loss) income per share are as follows:

	Three Months Ended March 31,
	2012	2011

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	38,090,590	35,142,110

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	38,090,590	35,142,110

Dilutive effect of convertible notes	—	—

Dilutive effect of restricted stock awards	—	76,589

Weighted-average common shares outstanding, diluted	38,090,590	35,218,699

The following table sets forth a reconciliation of the net (loss) income attributable to GS&T and the net (loss) income attributable to GS&T for diluted earnings per share under the “if-converted” method:

	Three Months Ended March 31,
	2012	2011

Net (loss) income attributable to GS&T	$(33,071)	$13,426

Interest expense related to convertible notes, if dilutive	—	—

Net (loss) income attributable to GS&T for the computation of diluted net (loss) income per share	$(33,071)	$13,426

8 - RELATED PARTY TRANSACTIONS

The following represent related party transactions reflected in these condensed consolidated financial statements:

The Company makes available employees performing internal audit services to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.  For the three months ended March 31, 2012 and 2011, the Company invoiced $48 and $46, respectively, to GMC, which includes time associated with such internal audit services.  Additionally, during the three months ended March 31, 2012 and 2011, the Company incurred travel and other expenditures totaling $4 and $157, respectively, reimbursable to GMC or its service provider.  At March 31, 2012, the amount due to the Company from GMC was $128, of which $90 was reserved for pursuant to GMC’s bankruptcy proceedings.  At December 31, 2011, the amount due to the Company from GMC was $114, of which $90 was reserved for pursuant to GMC’s bankruptcy proceedings.

During the three months ended March 31, 2012 and 2011, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $3 and $13, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At March 31, 2012 and December 31, 2011, $3 and $29, respectively, was outstanding to Constantine Georgiopoulos.

During the three months ended March 31, 2012 and 2011, the Company utilized the services of North Star Maritime, Inc. (“NSM”) which is owned and operated by one of GS&T’s directors, Rear Admiral Robert C. North, USCG (ret.).  NSM, a marine industry consulting firm, specializes in international and domestic maritime safety, security and environmental protection issues.  NSM billed $0 and $2 for services rendered during the three months ended March 31, 2012 and 2011.  There are no amounts due to NSM at March 31, 2012 and December 31, 2011.

GS&T and Baltic Trading have entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in their fleets.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is Chairman of the Board of Aegean.  During the three months ended March 31, 2012 and 2011, Aegean supplied lubricating oils to the Company’s vessels aggregating $499 and $463, respectively.  At March 31, 2012 and December 31, 2011, $190 and $408 remained outstanding, respectively.

During the three months ended March 31, 2012 and 2011, the Company invoiced MEP for technical services provided and expenses paid on MEP’s behalf aggregating $846 and $839, respectively.  MEP is managed by a company owned by Peter C. Georgiopoulos, Chairman of the Board.  At March 31, 2012 and December 31, 2011, $9 and $7, respectively, was due to the Company from MEP.  Total service revenue earned by the Company for technical service provided to MEP for the three months ended March 31, 2012 and 2011 was $819 and $810, respectively.

9 - LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2012	December 31, 2011

2007 Credit Facility	$1,162,000	$1,174,500
$100 Million Term Loan Facility	88,945	90,869
$253 Million Term Loan Facility	216,318	221,393
2010 Baltic Trading Credit Facility	101,250	101,250
Less: Current portion	(220,772)	(185,077)

Long-term debt	$1,347,741	$1,402,935

2007 Credit Facility

On July 20, 2007, the Company entered into a credit facility with DnB NOR Bank ASA (as amended, the “2007 Credit Facility”). The maximum amount that may be borrowed under the 2007 Credit Facility at March 31, 2012 is $1,162,000.  As of March 31, 2012, the Company has utilized its maximum borrowing capacity under the 2007 Credit Facility.

The collateral maintenance financial covenant, maximum leverage ratio covenant and minimum permitted consolidated interest ratio covenants are currently waived and the Company’s cash dividends and share repurchases have been suspended until the collateral maintenance financial covenant can be satisfied.  The total amount of the 2007 Credit Facility is subject to quarterly reductions of $12,500 which began on March 31, 2009 and ended on March 31, 2012 and is subject to quarterly reductions of $48,195 beginning June 30, 2012 and thereafter until the maturity date, July 20, 2017.  A final payment of $149,905 will be due on the maturity date.

Pursuant to the amendment to the 2007 Credit Facility which was entered into on December 21, 2011, the Company was subject to a facility fee of 2.0% per annum on the average daily outstanding principal amount of the loans outstanding, payable quarterly in arrears, which was subject to a reduction to 1.0% if the Company consummated an equity offering resulting in an aggregate amount of $50,000 of gross proceeds.  On February 28, 2012, the Company completed an equity offering of 7,500,000 shares which resulted in gross proceeds of $53,250.  As such, effective February 28, 2012, the facility fee was reduced to 1.0%.

As of March 31, 2012, the Company believes it is in compliance with all of the financial covenants under its 2007 Credit Facility, as amended.

At March 31, 2012, there were no letters of credit issued under the 2007 Credit Facility.

$100 Million Term Loan Facility

On August 12, 2010, the Company entered into the $100,000 secured term loan facility (“$100 Million Term Loan Facility”). As of March 31, 2012, the Company has utilized its maximum borrowing capacity as $100,000 of drawdowns have been made. The Company has used the $100 Million Term Loan Facility to fund or refund the Company a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies.  As of March 31, 2012, there was no availability under the $100 Million Term Loan Facility.

Pursuant to the amendment to the $100 Million Term Loan Facility that was entered into on December 21, 2011, the maximum leverage ratio covenant and the minimum permitted consolidated interest ratio covenant are currently waived.

As of March 31, 2012, the Company believes it is in compliance with all of the financial covenants under the $100 Million Term Loan Facility, as amended.

$253 Million Term Loan Facility

On August 20, 2010, the Company entered into the $253,000 senior secured term loan facility (“$253 Million Term Loan Facility”).  As of March 31, 2012, the company has utilized its maximum borrowing capacity as $253,000 of drawdowns have been made to fund or refund to the Company a portion of the purchase price of the 13 vessels purchased from Bourbon SA during the third quarter of 2010 and first quarter of 2011.  As of March 31, 2012, there was no availability under the $253 Million Term Loan Facility.

Pursuant to the amendment to the $253 Million Term Loan Facility that was entered into on December 21, 2011, the maximum leverage ratio covenant and the minimum permitted consolidated interest ratio covenant are currently waived.

As of March 31, 2012, the Company believes it is in compliance with all of the financial covenants under the $253 Million Term Loan Facility, as amended.

2010 Baltic Trading Credit Facility

On April 16, 2010, Baltic Trading entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (as amended, the “2010 Baltic Trading Credit Facility”).  An amendment to the 2010 Baltic Trading Credit Facility was entered into by Baltic Trading effective November 30, 2010.  Among other things, this amendment increased the commitment amount of the 2010 Baltic Trading Credit Facility from $100,000 to $150,000.  As of March 31, 2012, total available working capital borrowings were $23,500 as $1,500 was drawn down during 2010 for working capital purposes.  As of March 31, 2012, $38,750 remained available under the 2010 Credit Facility as the total commitment was reduced to $140,000 on November 30, 2011.

As of March 31, 2012, the Company believes Baltic Trading is in compliance with all of the financial covenants under the 2010 Baltic Trading Credit Facility.

Interest rates

The following tables sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the rate differential between the pay fixed, receive variable rate on the interest rate swap agreements that were in effect (refer to Note 11 — Interest Rate Swap Agreements), combined, the cost associated with unused commitment fees as well as the facility fee for the 2007 Credit Facility which was reduced from 2.0% to 1.0% on February 28, 2012 as noted above. Additionally, it includes the range of interest rates on the debt, excluding the impact of swaps and unused commitment fees:

	Three months ended March 31,
	2012	2011
Effective Interest Rate	5.05%	4.46%
Range of Interest Rates (excluding impact of swaps and unused commitment fees)	3.24% to 4.63%	2.31% to 3.31%

10 — CONVERTIBLE SENIOR NOTES

The Company issued $125,000 of 5.0% Convertible Senior Notes on July 27, 2010 (the “2010 Notes”).  The Indenture includes customary agreements and covenants by the Company, including with respect to events of default.

The following tables provide additional information about the Company’s 2010 Notes:

	March 31, 2012	December 31, 2011
Carrying amount of the equity component (additional paid-in capital)	$24,375	$24,375
Principal amount of the 2010 Notes	125,000	125,000
Unamortized discount of the liability component	17,529	18,619
Net carrying amount of the liability component	107,471	106,381

	Three Months Ended March 31,
	2012	2011
Effective interest rate on liability component	9.9%	9.9%
Cash interest expense recognized	$1,562	$1,531
Non-cash interest expense recognized	1,091	967
Deferred financing cost amortization recognized as interest expense	179	177

The remaining period over which the unamortized discount will be recognized is 3.4 years. As of March 31, 2012, the if-converted value of the 2010 Notes does not exceed their principal amount.

Due to the 2015 maturity of the 2010 Notes and the Company’s intent to hold the 2010 Notes until maturity, the 2010 Notes have been classified as a noncurrent liability on the condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011.

11 - INTEREST RATE SWAP AGREEMENTS

As of March 31, 2012 and December 31, 2011, the Company had five and eight interest rate swap agreements outstanding, respectively, with DnB NOR Bank ASA to manage interest costs and the risk associated with changing interest rates related to the Company’s 2007 Credit Facility. The total notional principal amount of the swaps at March 31, 2012 and December 31, 2011 was $356,233 and $606,233, respectively, and the swaps have specified rates and durations.

The following table summarizes the interest rate swaps designated as cash flow hedges that were in place as of March 31, 2012 and December 31, 2011:

				March 31, 2012	December 31, 2011
Interest Rate Swap Detail				Notional	Notional
Trade	Fixed	Start Date	End date	Amount	Amount
Date	Rate	of Swap	of Swap	Outstanding	Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
8/9/07	5.07%	1/2/08	1/3/12	—	100,000
8/16/07	4.985%	3/31/08	3/31/12	—	50,000
8/16/07	5.04%	3/31/08	3/31/12	—	100,000
1/9/09	2.05%	1/22/09	1/22/14	100,000	100,000
2/11/09	2.45%	2/23/09	2/23/14	50,000	50,000

				$356,233	$606,233

The following table summarizes the derivative asset and liability balances at March 31, 2012 and December 31, 2011:

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	March 31, 2012	December 31, 2011	Sheet Location	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments
Interest rate contracts	Fair value of derivative instruments (Current Assets)	$—	$—	Fair value of derivative instruments (Current Liabilities)	$1,738	$1,686
Interest rate contracts	Fair value of derivative instruments (Noncurrent Assets)	—	—	Fair value of derivative instruments (Noncurrent Liabilities)	20,822	23,654

Total derivatives designated as hedging instruments		—	—		22,560	25,340

Total Derivatives		$—	$—		$22,560	$25,340

The following tables present the impact of derivative instruments and their location within the Condensed Consolidated Statement of Operations:

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three-Month Period Ended March 31, 2012

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2012	Portion)	2012	Portion)	2012
Interest rate contracts	$(1,779)	Interest Expense	$(4,532)	Other Income (Expense)	$27

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three-Month Period Ended March 31, 2011

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2011	Portion)	2011	Portion)	2011
Interest rate contracts	$(107)	Interest Expense	$(7,311)	Other Income (Expense)	$13

At March 31, 2012, ($10,754) of AOCI is expected to be reclassified into interest expense over the next 12 months associated with interest rate derivatives.

The Company is required to provide collateral in the form of vessel assets to support the interest rate swap agreements, excluding vessel assets of Baltic Trading.  At March 31, 2012, the Company’s 35 vessels mortgaged under the 2007 Credit Facility served as collateral in the aggregate amount of $100,000.

12 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of AOCI included in the accompanying condensed consolidated balance sheets consist of net unrealized gain (loss) on cash flow hedges and net unrealized gain (loss) from investments in Jinhui stock as of March 31, 2012 and December 31, 2011.

	Net Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Investments	AOCI
AOCI — January 1, 2012	$(25,245)	$7,696	$(17,549)
Change in unrealized gain on investments		7,814	7,814
Unrealized gain on cash flow hedges	2,753		2,753
AOCI — March 31, 2012	$(22,492)	$15,510	$(6,982)

13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at March 31, 2012 and December 31, 2011 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$246,683	$246,683	$227,968	$227,968
Restricted cash	9,750	9,750	9,750	9,750
Floating rate debt	1,568,513	1,568,513	1,588,012	1,588,012
2010 Notes	107,471	85,000	106,381	80,000

The fair value of the investments is based on quoted market rates.  The fair value of the floating rate debt under the 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility are based on management’s estimate of rates the Company could obtain for similar debt of the same remaining maturities.  Additionally, the Company considers its creditworthiness in determining the fair value of floating rate debt under the credit facilities.  The carrying value approximates the fair market value for these floating rate loans.  The fair value of the convertible senior notes payable represents the market value based on recent transactions of the 2010 Notes at March 31, 2012 and December 31, 2011 without bifurcating the value of the conversion option.  The fair value of the interest rate swaps is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of both the swap counterparty and the Company.  The carrying amounts of the Company’s other financial instruments at March 31, 2012 and December 31, 2011 (principally Due from charterers and Accounts payable and accrued expenses), approximate fair values because of the relatively short maturity of these instruments.

The Accounting Standards Codification Subtopic 820-10, “Fair Value Measurements & Disclosures” (“ASC 820-10”), applies to all assets and liabilities that are being measured and reported on a fair value basis.  This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumption (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgement. The three levels are defined as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than those include in Level 1. For example, quoted prices for similar assets or liabilites in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2012 and December 31, 2011, the fair values of the Company’s financial assets and liabilities are categorized as follows:

	March 31, 2012
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$32,282	$32,282	$—
Derivative instruments — liability position	22,560	—	22,560

	December 31, 2011
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$24,468	$24,468	$—
Derivative instruments — liability position	25,340	—	25,340

The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company’s interest rate derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR.  The Company has elected to use the income approach to value the derivatives, using observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  Refer to Note 11 — Interest Rate Swap Agreements for further information regarding the Company’s interest rate swap agreements.  ASC 820-10 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments in an asset or liability position and did not have a material impact on the fair value of these derivative instruments.  As of March 31, 2012, both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments. Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt. The 2010 Notes are publicly traded in the over-the-counter market; however they are not considered to be actively traded. As such, the 2010 Notes are considered to be a Level 2 item.

14 - PREPAID EXPENSES AND OTHER CURRENT AND NONCURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2012	December 31, 2011
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$12,230	$10,376
Prepaid items	5,913	5,514
Insurance receivable	1,065	1,025
Other	1,379	794
Total prepaid expenses and other current assets	$20,587	$17,709

Other noncurrent assets in the amount of $514 at March 31, 2012 and December 31, 2011 represent the security deposit related to the operating lease entered into effective April 4, 2011. Refer to Note 19 — Commitments and Contingencies for further information related to the lease agreement.

15 - OTHER ASSETS, NET

Other assets consist of deferred financing costs, which include fees, commissions and legal expenses associated with securing loan facilities and other debt offerings and amending existing loan facilities.  Total net deferred financing costs consist of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

2007 Credit Facility	$13,231	$13,189
$100 Million Term Loan Facility	1,594	1,578
$253 Million Term Loan Facility	4,127	4,113
2010 Notes	3,637	3,637
2010 Baltic Trading Credit Facility	3,027	3,027
Total deferred financing costs	25,616	25,544
Less: accumulated amortization	8,729	7,749
Total	$16,887	$17,795

Amortization expense for deferred financing costs for the three months ended March 31, 2012 and 2011 was $980 and $778, respectively.  This amortization expense is recorded as a component of interest expense in the Condensed Consolidated Statements of Operations.

16 - FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2012	December 31, 2011
Fixed assets, at cost:
Vessel equipment	$2,723	$2,720
Leasehold improvements	3,752	3,664
Furniture and fixtures	997	997
Computer equipment	639	632
	8,111	8,013
Less: accumulated depreciation and amortization	2,621	2,422
Total	$5,490	$5,591

Depreciation and amortization expense for fixed assets for the three months ended March 31, 2012 and 2011 was $198 and $121, respectively.

17 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2012	December 31, 2011
Accounts payable	$5,094	$5,047
Accrued general and administrative expenses	7,867	14,275
Accrued vessel operating expenses	11,502	11,390
Total	$24,463	$30,712

18 - REVENUE FROM TIME CHARTERS

Total voyage revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, for the three months ended March 31, 2012 and 2011 was $59,025 and $100,619, respectively.  Included in revenues for the three months ended March 31, 2012 and 2011 was profit sharing revenue of $0 and $93, respectively.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of April 28, 2012 is expected to be $45,578 for the remainder of 2012, $7,847 during 2013 and $3,020 during 2014, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For most drydockings, the Company assumes twenty days of offhire.  Future minimum revenue excludes revenue earned for the five vessels currently in pool arrangements, vessels that are currently on or will be on spot market-related time charters, as spot rates cannot be estimated, as well as profit sharing revenue.

19 - COMMITMENTS AND CONTINGENCIES

In September 2005, the Company entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  On January 6, 2012, the Company ceased the use of this space and as such has recorded, during the three months ended March 31, 2012, net rent expense of $399, representing the present value of the Company’s estimated remaining rent expense for the duration of the lease after taking into account estimated future sublease income and deferred rent on the facility.  The current and long-term lease obligations related to this lease agreement are recorded in the condensed consolidated balance sheet at March 31, 2012 in Current portion of lease obligations and Long-term lease obligations, respectively.  Rent expense under this lease for the three months ended March 31, 2011 was $117.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $388 for the remainder of 2012, $518 annually for 2013 through 2015, $529 for 2016, and a total of $2,522 for the remaining term of the lease.

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011.

Following the expiration of the free base rental period, the monthly base rental payments will be $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor is obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that will commence immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the entire lease from June 1, 2011 to September 30, 2025 will be $130.  The Company had a long-term lease obligation at March 31, 2012 and December 31, 2011 of $1,361 and $1,217, respectively.  Rent expense pertaining to this new lease for the three months ended March 31, 2012 and 2011 was $390 and $0, respectively.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $736 for the remainder of 2012, $982 annually for 2013 through 2014, $1,037 for 2015, $1,076 for 2016 and a total of $17,582 for the remaining term of the lease.

20 - NONVESTED STOCK AWARDS

The table below summarizes the Company’s nonvested stock awards for the three months ended March 31, 2012 under the Genco Shipping & Trading Limited 2005 Equity Incentive Plan (the “GS&T Plan”):

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2012	936,787	$14.06
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2012	936,787	$14.06

There were no shares that vested under the GS&T Plan during the three months ended March 31, 2012 and 2011.

For the three months ended March 31, 2012 and 2011, the Company recognized nonvested stock amortization expense for the GS&T Plan, which is included in general, administrative and management fees, as follows:

	Three Months Ended March 31,
	2012	2011
General, administrative and management fees	$1,078	$1,494

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2012, unrecognized compensation cost of $6,893 related to nonvested stock will be recognized over a weighted-average period of 3.42 years.

The following table presents a summary of Baltic Trading’s nonvested stock awards for the three months ended March 31, 2012 under the Baltic Trading Limited 2010 Equity Incentive Plan (the “Baltic Trading Plan”):

	Number of Baltic Trading Common Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2012	545,750	$11.60
Granted	—	—
Vested	(116,500)	14.00
Forfeited	—	—

Outstanding at March 31, 2012	429,250	$10.95

The total fair value of shares that vested under the Baltic Trading Plan during the three months ended March 31, 2012 and 2011 was $457 and $1,131, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three months ended March 31, 2012 and 2011, the Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in general, administrative and management fees, as follows:

	Three Months Ended March 31,
	2012	2011
General, administrative and management fees	$572	$945

The Company is amortizing Baltic Trading’s grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2012, unrecognized compensation cost of $2,190 related to nonvested stock will be recognized over a weighted-average period of 2.43 years.

21 - SHARE REPURCHASE PROGRAM

Since the inception of its share repurchase program through March 31, 2012, the Company has repurchased and retired 278,300 shares of its common stock for $11,500.  Currently, the terms of the 2007 Credit Facility require the Company to suspend all share repurchases until the Company can represent that it is in a position to again satisfy the collateral maintenance covenant.  No share repurchases were made during the three months ended March 31, 2012 and 2011.

22 - LEGAL PROCEEDINGS

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

23 - SUBSEQUENT EVENTS

On April 26, 2012, Baltic Trading declared a dividend of $0.05 per share to be paid on or about May 17, 2012 to shareholders of record as of May 10, 2012.  The aggregate amount of the dividend is expected to be approximately $1.1 million, of which approximately $0.9 million will be paid to minority shareholders, which Baltic Trading anticipates will be funded from cash on hand at the time payment is to be made.

ITEM 2.                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines in demand or rates in the drybulk shipping industry; (ii) prolonged weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general and administrative expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the number of offhire days needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims including offhire days; (xii) our acquisition or disposition of vessels; (xiii) the completion of definitive documentation with respect to time charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2011 and subsequent reports on Form 8-K and Form 10-Q.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding vessels of Baltic Trading Limited (“Baltic Trading”), as of May 10, 2012, our fleet consisted of nine Capesize, eight Panamax, 17 Supramax, six Handymax and 13 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 3,810,000 dwt, and the average age of our fleet was approximately 7.0 years, as compared to the average age for the world fleet of approximately 11 years for the drybulk shipping segments in which we compete.  We seek to deploy our vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers, including Cargill International S.A., Pacific Basin Chartering Ltd., Trafigura Beheer B.V., Swissmarine Services S.A., Klaveness Chartering and LB/IVS Pool, in which Lauritzen Bulkers A/S acts as the pool manager.  The majority of the vessels in our current fleet are presently engaged under time charter and spot market-related time charter contracts that expire (assuming the option periods in the time charters are not exercised) between May 2012 and May 2015.

In addition, as of May 10, 2012, Baltic Trading’s fleet consisted of two Capesize, four Supramax and three Handysize drybulk carriers with an aggregate carrying capacity of approximately 672,000 dwt.

See pages 29 - 33 for a table of all vessels that have been delivered to us, including Baltic Trading’s vessels.

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

Baltic Trading, formerly a wholly-owned subsidiary of the Company, completed its IPO on March 15, 2010.  As of March 31, 2012, the Company’s wholly-owned subsidiary Genco Investments LLC owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 25.11% ownership interest in Baltic Trading at March 31, 2012 and 83.41% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Baltic Trading is consolidated with the Company, as we control a majority of the voting interest in Baltic Trading.  Management’s discussion and analysis of the Company’s results of operations and financial condition in this section includes the results of Baltic Trading.

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

We provide technical services for drybulk vessels purchased by Maritime Equity Partners LLC (“MEP”) under an agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  MEP has the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee upon a change of our control.  We may terminate provision of the services at any time on 60 days’ notice.  Peter C. Georgiopoulos, our Chairman of the Board of Directors, is a minority investor in MEP, and affiliates of Oaktree Capital Management, L.P., of which Stephen A. Kaplan, one of our directors, is a principal, are majority investors in MEP.  This arrangement was approved by an independent committee of our Board of Directors.

                During January 2011, the Genco Success, a 1997-built Handymax vessel, was on charter to Korea Line Corporation (“KLC”) when KLC filed for a rehabilitation application.  We estimate that we have a claim of approximately $0.8 million against KLC related primarily to unpaid revenue earned prior to re-delivery of the vessel.  If a rehabilitation plan is approved by the South Korean courts and it is determined that we will receive a cash settlement for our outstanding claim, any amounts due from KLC will be recorded once the collectibility of the receivable has been assessed and the amount has been deemed collectible.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three months ended March 31, 2012 and 2011 on a consolidated basis, which includes the operations of Baltic Trading.

	For the three months ended March 31,		Increase
	2012	2011	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,001.0	990.0	11.0	1.1%
Panamax	728.0	720.0	8.0	1.1%
Supramax	1,911.0	1,802.6	108.4	6.0%
Handymax	546.0	540.0	6.0	1.1%
Handysize	1,456.0	1,170.0	286.0	24.4%

Total	5,642.0	5,222.6	419.4	8.0%

Available days (2)
Capesize	983.7	990.0	(6.3)	(0.6)%
Panamax	682.9	701.7	(18.8)	(2.7)%
Supramax	1,855.1	1,800.7	54.4	3.0%
Handymax	519.7	540.0	(20.3)	(3.8)%
Handysize	1,456.0	1,170.0	286.0	24.4%

Total	5,497.4	5,202.4	295.0	5.7%

Operating days (3)
Capesize	983.7	989.4	(5.7)	(0.6)%
Panamax	680.3	694.3	(14.0)	(2.0)%
Supramax	1,844.0	1,789.1	54.9	3.1%
Handymax	505.4	538.4	(33.0)	(6.1)%
Handysize	1,444.5	1,162.8	281.7	24.2%

Total	5,457.9	5,174.0	283.9	5.5%

Fleet utilization (4)
Capesize	100.0%	99.9%	0.1%	0.1%
Panamax	99.6%	98.9%	0.7%	0.7%
Supramax	99.4%	99.4%	—	—
Handymax	97.2%	99.7%	(2.5)%	(2.5)%
Handysize	99.2%	99.4%	(0.2)%	(0.2)%
Fleet average	99.3%	99.5%	(0.2)%	(0.2)%

	For the three months ended March 31,		Increase
	2012	2011	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$15,488	$27,428	$(11,940)	(43.5)%
Panamax	13,108	25,842	(12,734)	(49.3)%
Supramax	10,098	16,100	(6,002)	(37.3)%
Handymax	6,990	22,245	(15,255)	(68.6)%
Handysize	7,597	11,418	(3,821)	(33.5)%

Fleet average	10,480	19,155	(8,675)	(45.3)%

Daily vessel operating expenses (6)
Capesize	$5,291	$5,263	$28	0.5%
Panamax	4,841	4,753	88	1.9%
Supramax	4,753	4,608	145	3.1%
Handymax	6,013	4,796	1,217	25.4%
Handysize	4,566	4,501	65	1.4%

Fleet average	4,933	4,748	185	3.9%

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

(2) Available days.  We define available days as the number of our ownership days in a period less the aggregate number of days that our vessels are off-hire due to scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels between time charters. Companies in the shipping industry generally use available days to measure the number of days in a period during which vessels should be capable of generating revenues.

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

	For the three months ended March 31,
	2012	2011

Voyage revenues (in thousands)	$59,025	$100,619
Voyage expenses (in thousands)	1,410	968
	$57,615	$99,651
Total available days	5,497.4	5,202.4
Total TCE rate	$10,480	$19,155

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

Operating Data

	For the three months ended March 31,
	2012	2011	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$59,025	$100,619	$(41,594)	(41.3)%
Service revenues	819	810	9	1.1%

Total revenues	59,844	101,429	(41,585)	(41.0)%

Operating Expenses:
Voyage expenses	1,410	968	442	45.7%
Vessel operating expenses	27,834	24,795	3,039	12.3%
General, administrative and management fees	8,696	8,851	(155)	(1.8)%
Depreciation and amortization	34,425	33,081	1,344	4.1%

Total operating expenses	72,365	67,695	4,670	6.9%

Operating (loss) income	(12,521)	33,734	(46,255)	(137.1)%
Other expense	(23,591)	(21,204)	(2,387)	11.3%

(Loss) income before income taxes	(36,112)	12,530	(48,642)	(388.2)%
Income tax expense	(271)	(359)	88	(24.5)%

Net (loss) income	(36,383)	12,171	(48,554)	(398.9)%
Less: Net loss attributable to noncontrolling interest	(3,312)	(1,255)	(2,057)	163.9%
Net (loss) income attributable to Genco Shipping & Trading Limited	$(33,071)	$13,426	$(46,497)	(346.3)%

Net (loss) income per share - basic	$(0.87)	$0.38	$(1.25)	(328.9)%
Net (loss) income per share - diluted	$(0.87)	$0.38	$(1.25)	(328.9)%
Dividends declared and paid per share	$—	$—	$—	—
Weighted average common shares outstanding - basic	38,090,590	35,142,110	2,948,480	8.4%
Weighted average common shares outstanding - diluted	38,090,590	35,218,699	2,871,891	8.2%

EBITDA (1)	$25,200	$68,015	$(42,815)	(62.9)%

(1)         EBITDA represents net (loss) income attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our consolidated statements of cash flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The foregoing definition of EBITDA differs from the definition of Consolidated EBITDA used in the financial covenants of our 2007 Credit Facility, our $253 Million Term Loan Credit Facility, and our $100 Million Term Loan Credit Facility.  Specifically, Consolidated EBITDA substitutes gross interest expense (which includes amortization of deferred financing costs) for net interest expense used in our definition of EBITDA, includes adjustments for restricted stock amortization and non-cash charges for deferred financing costs related to the refinancing of other credit facilities or any non-cash losses from our investment in Jinhui, and excludes extraordinary gains or losses and gains or losses from derivative instruments used for hedging purposes or sales of assets other than inventory sold in the ordinary course of business.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading Limited for each of the periods presented above:

	For the three months ended March 31,
	2012	2011

Net (loss) income attributable to Genco Shipping & Trading Limited	$(33,071)	$13,426
Net interest expense	23,575	21,149
Income tax expense	271	359
Depreciation and amortization	34,425	33,081

EBITDA (1)	$25,200	$68,015

Results of Operations

The following tables set forth information about the vessels in our fleet, including Baltic Trading’s vessels, as of May 10, 2012:

Genco Shipping & Trading Limited

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	October 2012	100% of BCI
Genco Tiberius	2007	Cargill International S.A.	August 2012	100% of BCI
Genco London	2007	Cargill International S.A.	August 2012	100% of BCI
Genco Titus	2007	Swissmarine Services S.A.	July 2012	100% of BCI
Genco Constantine	2008	Cargill International S.A.	August 2012	$52,750(3)
Genco Hadrian	2008	Cargill International S.A.	October 2012	$65,000(3)
Genco Commodus	2009	Swissmarine Services S.A.	May 2013	99% of BCI(4)
Genco Maximus	2009	Swissmarine Services S.A.	January 2013	98.5% of BCI
Genco Claudius	2010	Swissmarine Services S.A.	December 2012	98.5% of BCI

Panamax Vessels
Genco Beauty	1999	U-Sea Bulk A/S, Copenhagen	May 2012	100% of BPI
Genco Knight	1999	Swissmarine Services S.A.	March 2013	98% of BPI(5)
Genco Leader	1999	J. Aron & Company	November 2012	100% of BPI
Genco Vigour	1999	Global Maritime Investments Ltd.	January 2013	97% of BPI
Genco Acheron	1999	Global Maritime Investments Ltd.	December 2012	97% of BPI
Genco Surprise	1998	Global Maritime Investments Ltd.	July 2012	97% of BPI
Genco Raptor	2007	Global Maritime Investments Ltd.	March 2013	100% of BPI(6)
Genco Thunder	2007	Swissmarine Services S.A.	June 2012	97% of BPI

Supramax Vessels
Genco Predator	2005	Pacific Basin Chartering Ltd.	May 2012	103% of BSI
Genco Warrior	2005	Trafigura Beheer B.V.	October 2012	102% of BSI
Genco Hunter	2007	Pacific Basin Chartering Ltd.	June 2012	106% of BSI
Genco Cavalier	2007	D/S Norden	July 2012	$10,000(7)
Genco Lorraine	2009	Olam International Ltd.	June 2012	$18,500
Genco Loire	2009	Ultrabulk A/S, Copenhagen	June 2012	$7,650(8)
Genco Aquitaine	2009	Pioneer Navigation Ltd.	March 2013	100% of BSI(9)
Genco Ardennes	2009	Klaveness Chartering	August 2012	$19,000
Genco Auvergne	2009	Pacific Basin Chartering Ltd.	April 2013	100% of BSI(10)
Genco Bourgogne	2010	Western Bulk Carriers A/S	November 2012	$12,250
Genco Brittany	2010	Damico Dry Ltd.	April 2013	100% of BSI(11)
Genco Languedoc	2010	Pacific Basin Chartering Ltd.	June 2012	$10,000
Genco Normandy	2007	Olam International Ltd.	July 2012	$11,500(12)
Genco Picardy	2005	Trafigura Beheer B.V.	December 2012	98% of BSI
Genco Provence	2004	Hamburg Bulk Carriers	December 2012	$12,000
Genco Pyrenees	2010	Navig8 Inc.	February 2013	100% of BSI(13)
Genco Rhone	2011	AMN Bulkcarriers Inc.	March 2013	100% of BSI(14)

Handymax Vessels
Genco Success	1997	ED & F MAN Shipping Ltd.	April 2013	91.5% of BSI(15)
Genco Carrier	1998	STX Pan Ocean Co. Ltd.	June 2012	$7,000
Genco Prosperity	1997	Pacific Basin Chartering Ltd	June 2012	92% of BSI
Genco Wisdom	1997	Klaveness Chartering	September 2012	92% of BSI
Genco Marine	1996	ED & F MAN Shipping Ltd.	April 2013	91% of BSI(16)
Genco Muse	2001	Trafigura Beheer B.V.	March 2013	93.5% of BSI(17)

Handysize Vessels
Genco Explorer	1999	Lauritzen Bulkers A/S	August 2012	Spot(18)
Genco Pioneer	1999	Lauritzen Bulkers A/S	August 2012	Spot(18)
Genco Progress	1999	Lauritzen Bulkers A/S	May 2013	Spot(18)
Genco Reliance	1999	Lauritzen Bulkers A/S	May 2013	Spot(18)
Genco Sugar	1998	Lauritzen Bulkers A/S	May 2013	Spot(18)
Genco Charger	2005	AMN Bulkcarriers Inc.	October 2012	100% of BHSI
Genco Challenger	2003	AMN Bulkcarriers Inc.	November 2012	100% of BHSI
Genco Champion	2006	Pacific Basin Chartering Ltd.	March 2013	100% of BHSI(19)
Genco Ocean	2010	Cargill International S.A.	June 2013	$8,500-$13,500 with 50% profit sharing(20)
Genco Bay	2010	Cargill International S.A.	January 2013	$8,500-$13,500 with 50% profit sharing(20)
Genco Avra	2011	Cargill International S.A.	March 2014	$8,500-$13,500 with 50% profit sharing(20)

Genco Mare	2011	Cargill International S.A.	May 2015	115% of BHSI
Genco Spirit	2011	Cargill International S.A.	September 2014	$8,500-$13,500 with 50% profit sharing(20)

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

(3) These charters include a 50% index-based profit sharing component above the respective base rates listed in the table. The profit sharing between the charterer and us for each 15-day period is calculated by taking the average over that period of the published Baltic Capesize Index (BCI) of the four time charter routes, published by the Baltic Exchange, as reflected in daily reports. If such average is more than the base rate payable under the charter, the excess amount is allocable 50% to each of the charterer and us. A third-party brokerage commission of 3.75% based on the profit sharing amount due to us is payable out of our share.

(4)  We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter for 10.5 to 13.5 months based on 99% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 99%.  The vessel will begin the extension on or about June 30, 2012.

(5) We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter for 11 to 13.5 months based on 98% of the average of the daily rates of the Baltic Panamax Index (BPI), published by the Baltic Exchange, as reflected in daily reports, except for the initial 40 days in which hire is based on 98% of the rate for the Baltic Panamax P3A route.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Panamax FFA values at 98%.  The vessel went to drydock for scheduled repairs on March 21, 2012 and began the extension on April 9, 2012 once the drydock was completed.

(6) We have reached an agreement with Global Maritime Investments Ltd. on a spot market-related time charter for a minimum of eleven months based on 100% of the BPI, as reflected in daily reports, except for the initial 50 days in which hire is based on 100% of the rate for the Baltic Panamax P3A route.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Panamax FFA values at 100%.  The vessel went to drydock for scheduled repairs after completing its previous time charter on April 9, 2012 and delivered to its new charter on April 20, 2012 once the drydock was completed.

(7) We have reached an agreement with D/S Norden on a time charter for 3 to 5.5 months at a rate of $10,000 per day less a 5.00% third party brokerage commission.  Hire is paid every 15 days in advance.  The vessel was previously in drydock for scheduled repairs then delivered to charterers on April 26, 2012.  Prior to drydocking the vessel was fixed with Bagadiya Brothers PTE Ltd. on a time charter at a rate of $8,250 per day less a 5.00% third party brokerage commission.  The vessel delivered to Bagadiya Brothers PTE Ltd. on March 14, 2012 and redelivered to Genco on April 9, 2012.

(8) We have reached an agreement with Ultrabulk A/S, Copenhagen on a time charter for approximately 30 days at a rate of $7,650 per day less a 5.00% third party brokerage commission.  Hire is paid every 15 days in advance.  The vessel delivered to charterers on May 3, 2012.

(9) We have reached an agreement with Pioneer Navigation Ltd. on a spot market-related time charter for 10.5 to 13.5 months based on 100% of the average of the daily rates of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  After the initial 45 days of the spot market-related time charter, Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 100%.  The vessel was previously on a time charter with D/S Norden at a rate of $12,000 per day less a 5.00% third party brokerage commission from March 26, 2012 to April 26, 2012.

(10) We have agreed to an extension with Pacific Basin Chartering Ltd. on a spot market-related time charter for 11 to 13.5 months based on 100% of the average of the daily rates of the BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  After the initial 30 days of the extension, Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 100%.  The extension will begin on or about May 1, 2012.

(11) We have reached an agreement with Damico Dry Ltd. on a spot market-related time charter for 11 to 13.5 months based on 100% of the average of the daily rates of the BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  After the initial 40 days of the spot market-related time charter, Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 100%.  The vessel will deliver to charterers on or about May 10, 2012.

(12) We have reached an agreement with Olam International Ltd. on a time charter for 3.5 to 6.5 months at a rate of $11,500 per day less a 5.00% third party brokerage commission.  Hire is paid every 15 days in advance.  The vessel completed its previous time charter on March 3, 2012 and went into drydock for scheduled repairs.  The vessel delivered to charterers on March 23, 2012.

(13) We have reached an agreement with Navig8 Inc. on a spot market-related time charter for 10.5 to 13.5 months based on 100% of the average of the daily rates of the BSI, as reflected in daily reports, except for the initial 30 days in which hire is based on 100% of the average rate of the Baltic Supramax S2 and S3 routes.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  After the first 30 days on the spot market-related time charter, Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 100%.  The vessel delivered to charterers on April 19, 2012.

(14) We have agreed to an extension with AMN Bulkcarriers Inc. on a spot market-related time charter for 10.5 to 13.5 months based on 100% of the average of the daily rates of the BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 100%.  The extension began on April 19, 2012.

(15) We have reached an agreement with ED & F MAN Shipping Ltd. on a spot market-related time charter for 11 to 13.5 months based on 91.5% of the BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 91.5%.  The vessel’s previous time charter ended on April 8, 2012 and went to drydock for scheduled repairs.  The vessel is to deliver to charterers on or about May 8, 2012.

(16) We have agreed to an extension with ED & F MAN Shipping Ltd. on a spot market-related time charter for 11 to 13.5 months based on 91% of the BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 91%.  The extension began on May 1, 2012.

(17) We have agreed to an extension with Trafigura Beheer B.V. on a spot market-related time charter for 10.5 to 13.5 months based on 93.5% of the BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 93.5%.  The extension began on May 4, 2012.

(18) We have reached an agreement to enter these vessels into the LB/IVS Pool whereby Lauritzen Bulkers A/S acts as the pool manager. We can withdraw up to two vessels with three months’ notice and the remaining three vessels with 12 months’ notice.

(19) We have agreed to an extension with Pacific Basin Chartering Ltd. on a spot market-related time charter for 11 to 13 months based on 100% of the average of the daily rates of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Handysize FFA values at 100%.  The extension began on April 15, 2012.

(20) The rate for the spot market-related time charter will be linked with a floor of $8,500 and a ceiling of $13,500 daily with a 50% profit sharing arrangement to apply to any amount above the ceiling. The rate will be based on 115% of the average of the daily rates of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports. Hire will be paid every 15 days in advance net of a 5.00% third party brokerage commission.  These vessels were acquired with existing time charters with below-market rates. For these below-market time charters, Genco allocates the purchase price between the respective vessels and an intangible liability for the value assigned to the below-market charter-hire. This intangible liability will be amortized as an increase to voyage revenues over the minimum remaining terms of the applicable charters, at which point the respective liabilities will be amortized to zero and the vessels will begin earning the ‘‘Cash Daily Rate.’’ For cash flow purposes, Genco will continue to receive the rate presented in the ‘‘Cash Daily Rate’’ column until the charter expires.  Specifically, for the Genco Spirit, Genco Avra, Genco Ocean and Genco Bay, the daily amount of amortization associated with the below-market rates will be approximately $200, $350, $700 and $750 per day over the actual cash rate earned, respectively.

Baltic Trading Limited

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	June 2012/May 2013	101.5% of BCI (2)
Baltic Wolf	2010	Cargill International S.A.	August 2012	100% of BCI (3)
Supramax Vessels
Baltic Leopard	2009	D/S Norden	July 2012	$10,050 (4)
Baltic Panther	2009	Klaveness Chartering	April 2013	95% of BSI (5)
Baltic Jaguar	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	May 2012	97% of BSI (6)
Baltic Cougar	2009	AMN Bulkcarriers Inc.	August 2012	96% of BSI (7)
Handysize Vessels
Baltic Wind	2009	Cargill International S.A.	May 2013	115% of BHSI (8)
Baltic Cove	2010	Cargill International S.A.	February 2014	115% of BHSI (8)
Baltic Breeze	2010	Cargill International S.A.	July 2014	115% of BHSI (8)

(1)         The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Under the terms of each contract, the charterer is entitled to extend the time charters from two to four months in order to complete the vessel’s final voyage plus any time the vessel has been off-hire.

(2)         We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter at a rate based on 101.5% of the average of the daily rates of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid in arrears net of a 6.25% brokerage commission which includes the 1.25% commission payable to GS&T.  The duration of the extension is 10.5 to 13.5 months beginning on or about June 15, 2012.

(3)         We have agreed to an extension with Cargill International S.A., on a spot market-related time charter based on 100% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% brokerage commission, which includes the 1.25% commission payable to GS&T.  The duration of the spot market-related time charter is 11 to 13.5 months.

(4)         We have reached an agreement with D/S Norden on a time charter for 3.5 to 6.5 months at a rate of $10,050 per day.  Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.  The vessel delivered to charterers on April 8, 2012.

(5)         We have reached an agreement with Klaveness Chartering on a spot market-related time charter based on 95% of the average of the daily rates of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports.  The duration is 22.5 to 25.5 months with hire paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.

(6)         We have reached an agreement with Resource Marine PTE Ltd. on a spot market-related time charter for 11 to 13.5 months based on 97% of the average of the daily rates of the BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.

(7)         We have agreed to an extension with AMN Bulkcarriers Inc. on a spot market-related time charter based on 96% of the average of the daily rates of the BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% brokerage commission, which includes the 1.25% commission payable to GS&T.  The duration of the spot market-related time charter is 11 to 13.5 months.

(8)         The rate for each of the spot market-related time charters is based on 115% of the average of the daily rates of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

VOYAGE REVENUES-

For the three months ended March 31, 2012, voyage revenues decreased 41.3% to $59.0 million as compared to $100.6 million for the three months ended March 31, 2011.  The decrease in revenue was due to lower charter rates achieved by the majority of our vessels as well as a higher number of days that our vessels were on planned off-hire to complete drydockings during the first quarter of 2012 as compared to the first quarter of 2011.  The decrease in revenues was partially offset by the increase in the size of our fleet.  Additionally, there was a decrease in revenues earned by Baltic Trading’s vessels of $3.2 million due to lower charter rates achieved.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 45.3% to $10,480 a day for the three months ended March 31, 2012 from $19,155 a day for the three months ended March 31, 2011.  The decrease in TCE rates resulted from lower charter rates achieved during the first quarter of 2012 versus the same period last year for the majority of the vessels in our fleet.  The reduction of iron ore cargoes due to the celebration of the Chinese New Year combined with increased deliveries of newbuilding vessels through March of this year contributed to a weakened freight rate environment for the first quarter of 2012.

For the three months ended March 31, 2012 and 2011, we had 5,642.0 and 5,222.6 ownership days, respectively.  The increase in ownership days is a result of the delivery of four vessels during the year ended December 31, 2011 as well as an additional day during the first quarter of 2012 due to the leap year.  Fleet utilization was stable at 99.3% and 99.5% for the three months ended March 31, 2012 and 2011, respectively.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day.  During the three months ended March 31, 2012 and 2011, total service revenue was $0.8 million during both periods.

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

Voyage expenses increased by $0.4 million from $1.0 million during the three months ended March 31, 2011 as compared to $1.4 million during the three months ended March 31, 2012.  The increase is primarily due to bunker consumption during both scheduled and unscheduled offhire recorded during the first quarter of 2012 partially offset by a decrease in in broker commissions as a result of a decrease in voyage revenue earned during the first quarter of 2012 as compared to the first quarter of 2011.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $3.0 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily a result of the operation of a larger fleet, including the four vessels delivered during the year ended December 31, 2011.  The increase was also related to higher crew and maintenance related expenses, partially offset by lower expenses related to insurance and spare parts for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Daily vessel operating expenses increased to $4,933 per vessel per day for the three months ended March 31, 2012 from $4,748 per day for the three months ended March 31, 2011.  The increase in daily vessel operating expenses was mainly due to higher crew and maintenance related expenses offset by lower lube consumption, insurance costs and expenses related to spare parts.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended March 31, 2012 were $282 below the weighted-average budgeted rate of $5,215 per vessel per day.

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

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the three months ended March 31, 2012 and 2011, general, administrative and management fees were $8.7 million and $8.9 million, respectively.  The decrease in general, administrative and management fees was primarily due to lower non-cash compensation, partially offset by higher office-related expenses.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  The increase in general, administrative and management fees was also a result of slightly higher management fees related to the operation of a larger fleet, including the delivery of four vessels during the year ended December 31, 2011.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $1.3 million during the first quarter of 2012 as compared to the first quarter of 2011 primarily due to the operation of a larger fleet, including the four vessels delivered during the year ended December 31, 2011.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended March 31, 2012 and 2011, net interest expense was $23.6 million and $21.1 million, respectively.  Net interest expense during the three months ended March 31, 2012 and 2011 consisted of interest expense under our 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility, and Baltic Trading’s $150 million senior secured revolving credit facility (the “2010 Baltic Trading Credit Facility”) as well as interest expense related to our 5.0% Convertible Senior Notes (the “2010 Notes”).  Additionally, interest income, unused commitment fees associated with the aforementioned credit facilities as well as the amortization of deferred financing costs related to the aforementioned credit facilities are included in net interest expense during the three months ended March 31, 2012 and 2011.  The increase in net interest expense for the first quarter of 2012 as compared to the first quarter of 2011 was primarily a result of the facility fee for the 2007 Credit Facility of 2.0% per annum on the average daily outstanding principal loan amount which was effective December 21, 2011 as per the amendment to the 2007 Credit Facility, offset by the impact of the expiring of interest rate swap agreements during the three months ended March 31, 2012.  Refer to Note 9 — Long-Term Debt in our condensed consolidated financial statements for more information regarding the facility fee.  The facility fee of 2.0% was reduced to 1.0% on February 28, 2012 upon the completion of an equity offering of 7,500,000 shares.  The increase in interest expense was also due to interest expense incurred on additional borrowings under the $100 Million Term Loan Facility and $253 Million Term Loan Facility due to the acquisition of four vessels during the year ended December 31, 2011.

INCOME TAX EXPENSE-

For the three months ended March 31, 2012, income tax expense was $0.3 million as compared to $0.4 million during the three months ended March 31, 2011.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our condensed consolidated financial statements for further information.  The decrease in income tax expense during the three months ended March 31, 2012 as compared to the same period during the prior year is primarily due to lower commercial service revenue due to Genco (USA) from Baltic Trading pursuant to the Management Agreement as a result of lower charter rates achieved by Baltic Trading’s fleet.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the three months ended March 31, 2012 and 2011, net loss attributable to noncontrolling interest was $3.3 million and $1.3 million, respectively.  These amounts represent the net loss attributable to the noncontrolling interest of Baltic Trading.

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

Currently, our wholly-owned subsidiary Genco Investments LLC owns 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 25.11% ownership interest in Baltic Trading and 83.41% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  On April 16, 2010, Baltic Trading entered into the 2010 Baltic Trading Credit Facility with Nordea Bank Finland plc, acting through its New York branch.  The 2010 Baltic Trading Credit Facility was subsequently amended effective November 30, 2010 which increased the borrowing capacity from $100 million to $150 million.  The amended 2010 Baltic Trading Credit Facility matures on November 30, 2016.  Refer to the 2011 10-K for a description of this facility as well as a description of the amendment entered into effective November 30, 2010.  To remain in compliance with a net worth covenant in the 2010 Baltic Trading Credit Facility, Baltic Trading would need to maintain a net worth of $232.8 million after the payment of any dividends.  We do not believe these restrictions have a significant impact on our liquidity.

We entered into two secured term loan facilities during August 2010 in order to fund vessel acquisitions.  On August 12, 2010, we entered into a $100 million secured term loan facility (the “$100 Million Term Loan Facility”) to fund or refund to us a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies.  Additionally, on August 20, 2010, we entered into a $253 million senior secured term loan facility (the “$253 Million Term Loan Facility”) to fund a portion of the purchase price of the acquisition of 13 vessels from Bourbon.

On February 28, 2012, we completed an equity offering of $7,500,000 shares of common stock at a purchase price of $7.10 per share.  The Company received net proceeds of $49.9 million after deducting underwriters’ fees and expenses.

The 2007 Credit Facility, the $253 Million Term Loan Facility, and the $100 Million Term Loan Facility each include a maximum leverage ratio covenant limiting the ratio of our net debt to EBITDA to a maximum of 5.5 to 1.  We calculate the leverage ratio under our 2007 Credit Facility, $253 Million Term Loan Facility, and $100 Million Term Loan Facility by dividing our Average Consolidated Net Indebtedness by our Consolidated EBITDA as defined under these facilities.  There is no leverage ratio covenant under the 2010 Baltic Trading Credit Facility.  Average Consolidated Net Indebtedness is the monthly average of our indebtedness as defined under the facilities, which at March 31, 2012 consisted of long-term debt, the 2010 Notes, cash and cash equivalents (excluding restricted cash) and the letter of credit issued related to leases.  On December 21, 2011, we entered agreements which waived the existing maximum leverage ratio covenant, as well as the consolidated interest ratio, for the three aforementioned credit facilities for a period beginning on October 1, 2011 and ending on (and including) March 31, 2013 (the “December 2011 Agreements”).

Pursuant to the current terms of the 2007 Credit Facility, the existing collateral maintenance financial covenant is waived, which required us to maintain pledged vessels with a value equal to at least 130% of our current borrowings, and accelerated the reductions of the total facility which began on March 31, 2009.  Please read the 2011 10-K for further details.  The collateral maintenance covenant is waived until we can represent that we are in compliance with all of our financial covenants.  Under the collateral maintenance covenants of our $253 Million Term Loan Facility, our $100 Million Term Loan Facility, and the 2010 Baltic Trading Credit Facility, the aggregate valuations of our vessels pledged under each facility must at least be a certain percentage of loans outstanding (or, in the case of the 2010 Baltic Trading Credit Facility, the total amount we may borrow), which percentages are 135%, 130%, and 140%, respectively.  Under our $253 Million Term Loan Facility, the amount payable upon early termination of any interest rate swaps under the facility is added to outstanding loans for purposes of this covenant.  If our valuations fall below the applicable percentage, we must provide additional acceptable collateral, repay a portion of our borrowings, or (in the case of the 2010 Baltic Trading Credit Facility) permanently reduce the amount we may borrow under the facility to the extent required to restore our compliance with the applicable covenant.  Under the collateral maintenance covenant of our $100 Million Term Loan Facility, if the value of vessels mortgaged under this facility had declined by an additional 5.0%, we would not have been in compliance with this covenant at March 31, 2012.  If it is likely that we would not be in compliance with this covenant, we expect to pay down sufficient outstanding debt on the facility to meet the covenant requirement utilizing cash and cash equivalents on hand.

Dividend Policy

Historically, our dividend policy, which commenced in November 2005, has been to declare quarterly distributions to shareholders by each February, May, August and November, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our Board of Directors determines we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  In the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.  Under the current terms of the 2007 Credit Facility, we are required to suspend the payment of cash dividends until we can represent that we are in a position to satisfy the collateral maintenance covenant.  Refer to the 2011 10-K for further information regarding the current terms of the 2007 Credit Facility.  As such, a dividend has not been declared during 2009, 2010, 2011 or the three months ended March 31, 2012.

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

Cash Flow

Net cash used in operating activities for the three months ended March 31, 2012 was $8.0 million versus $40.2 million of net cash provided by operating activities for the three months ended March 31, 2011. The decrease in cash provided by operating activities was primarily due to a net loss for the first three months of 2012, which resulted from lower charter rates achieved in 2012 versus the prior year period for the majority of the vessels in our fleet.

Net cash used in investing activities for the three months ended March 31, 2012 and 2011 was $1.5 million and $36.0 million, respectively.  The decrease was primarily due to fewer funds used for purchases of vessels during the first quarter of 2012 compared to the same period in 2011. For the three months ended March 31, 2012, cash used in investing activities primarily related to the purchase of fixed assets in the amount of $1.2 million. For the three months ended March 31, 2011, cash used in investing activities primarily related to purchases of vessels in the amount of $35.1 million.

Net cash provided by financing activities was $28.2 million during the three months ended March 31, 2012 as compared to $0.5 million during the three months ended March 31, 2011. The increase in cash provided by financing activities was primarily due to $50.1 million of net proceeds provided by our follow-on offering in February of 2012. Cash used in financing activities for the first three months of 2012 consisted of a $12.5 million repayment of debt under the 2007 Credit Facility, $5.1 million repayment of debt under the $253 Million Term Loan Facility, $1.9 million repayment of debt under the $100 Million Term Loan Facility and the $2.2 million dividend payment of our subsidiary, Baltic Trading, to its outside shareholders. Cash provided by financing activities during the first quarter of 2011 mainly consisted of $21.5 million of proceeds from the $253 Million Term Loan Facility related to the Bourbon vessels acquired offset by the following uses of cash: a $12.5 million repayment of debt under the 2007 Credit Facility, $4.7 million repayment of debt under the $253 Million Term Loan Facility, $0.8 million repayment of debt under the $100 Million Term Loan Facility, $0.2 million of deferred financing costs and the $2.9 million dividend payment of our subsidiary, Baltic Trading, to its outside shareholders.

Credit Facilities

Refer to the 2011 10-K for a summary and description of our outstanding credit facilities, including the underlying financial and non-financial covenants.

As of March 31, 2012, we believe we are in compliance with all of the financial covenants under our 2007 Credit Facility, as amended; the $100 Million Term Loan Facility, as amended; the $253 Million Term Loan Facility, as amended and the 2010 Baltic Trading Credit Facility.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At March 31, 2012 and December 31, 2011, we had five and eight interest rate swap agreements with DnB NOR Bank, respectively, to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $356.2 million and $606.2 million, respectively, and the swaps have specified rates and durations.

Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed consolidated financial statements, which summarizes the interest rate swaps in place as of March 31, 2012 and December 31, 2011.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contract, or commitments to perform in the future a shipping service between ship owners, charterers and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of March 31, 2012 and December 31, 2011.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of March 31, 2012.  The table incorporates the employment agreement entered into in September 2007 with our Chief Financial Officer, John Wobensmith.  The interest and borrowing fees reflect the 2007 Credit Facility, the 2010 Baltic Trading Credit Facility, the $100 Million Term Loan Facility, the $253 Million Term Loan Facility and the 2010 Notes utilizing the coupon rate of 5% which were issued on July 27, 2010 and the interest rate swap agreements as discussed above under the section “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements.”  The following table also incorporates the future lease payments associated with our two lease agreements.  Refer to Note 19 — Commitments and Contingencies in our condensed consolidated financial statements for further information regarding the terms of our two lease agreements.

	Total	Less than One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Credit Agreements	$1,568,514	$165,579	$441,545	$662,688	$298,702
2010 Notes	125,000	—	—	125,000	—
Interest and borrowing fees	215,735	52,016	107,859	50,874	4,986
Executive employment agreement	221	221	—	—	—
Office leases	27,387	1,125	2,999	3,159	20,104
Totals	$1,936,857	$218,941	$552,403	$841,721	$323,792

(1)         Represents the nine-month period ending December 31, 2012.

Interest expense has been estimated using the fixed hedge rate for the effective period and notional amount of the debt which is effectively hedged and 0.25% for the portion of the debt that has no designated swap against it, plus the applicable bank margin of 2.00% for the 2007 Credit Facility and 3.00% for the $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility.  We are obligated to pay certain commitment fees in connection with all of our credit facilities, which have been reflected within interest and borrowing fees.  These commitment fees include the facility fee for the 2007 Credit Facility which represents 2.0% per annum on the average daily outstanding principal amount of the outstanding loans under the facility until February 28, 2012, when we completed an equity offering of 7,500,000 shares from which we had gross proceeds of $53.3 million.  Effective February 28, 2012, the facility fee was reduced from 2.0% to 1.0% pursuant to the amendment to the 2007 Credit Facility entered into effective December 21, 2011.  Refer to Note 9 — Long-Term Debt in our condensed consolidated financial statements for further information regarding this amendment.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings. We estimate our drydocking costs and scheduled off-hire days for our fleet through 2013 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2012 (April 1- December 31, 2012)	$7.2	229
2013	$5.0	140

The costs reflected are estimates based on drydocking our vessels in China. Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.

We estimate that each drydock will result in 20 days of off-hire.  Actual length will vary based on the condition of the vessel, yard schedules and other factors.  Included in the total estimated off-hire days during 2012 are nine days for the Genco Knight which entered the yard during March 2012 and did not complete docking until April 2012.

During the three months ended March 31, 2012 and 2011, we incurred a total of $3.9 million and $0.6 million of drydocking costs, respectively.

We estimate that 11 of our vessels, excluding the Genco Knight, will be drydocked in the remainder of 2012.  An additional 7 of our vessels will be drydocked in 2013.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes or updates to the critical accounting policies as disclosed in the 2011 10-K.

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value of $245/lwt.  We estimate residual scrap value based on the 15-year average scrap value of steel.  An increase in the residual value of the vessels would decrease the annual depreciation charge over the remaining useful life of the vessel.  Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2011 10-K.  Excluding the three Bourbon vessels we resold immediately upon delivery to MEP at our cost, we have sold three of our vessels since our inception and realized a profit in each instance.  However, we did determine to cancel an acquisition of six drybulk newbuildings in November 2008, incurring a $53.8 million loss from the forfeiture of our deposit and related interest.

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $100 Million Term Loan Facility and our $253 Million Term Loan Facility, as well as the 2010 Baltic Trading Credit Facility, at March 31, 2012, and the collateral maintenance covenant under our 2007 Credit Facility was waived at March 31, 2012, as discussed in Note 9 — Long-Term Debt in our condensed consolidated financial statements.  In the chart below, we list each of our vessels that represent the collateral for the aforementioned credit facilities, the year it was built, the year we acquired it, and its carrying value at March 31, 2012.  At March 31, 2012, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date were lower than their carrying values at March 31, 2012.  For the Genco Ocean, Genco Bay, Genco Avra, Genco Mare and Genco Spirit, the last compliance testing date was February 17, 2012, in accordance with the terms of the $100 Million Term Loan Facility; and for all other vessels, the compliance testing date was December 31, 2011, in accordance with the terms of the applicable credit facility.

The amount by which the carrying value at March 31, 2012 of vessels in our fleet exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $1.9 million to $72.5 million.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $19.4 million.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels, which can be significant.

Vessels	Year Built	Year Acquired	Carrying Value (U.S. Dollars in thousands)
2007 Credit Facility
Genco Reliance	1999	2004	$16,202
Genco Vigour	1999	2004	22,127
Genco Explorer	1999	2004	16,083
Genco Carrier	1998	2004	16,392
Genco Sugar	1998	2004	15,086
Genco Pioneer	1999	2005	15,944
Genco Progress	1999	2005	16,096
Genco Wisdom	1997	2005	15,597
Genco Success	1997	2005	15,423
Genco Beauty	1999	2005	22,259
Genco Knight	1999	2005	22,001
Genco Leader	1999	2005	21,977
Genco Marine	1996	2005	14,886
Genco Prosperity	1997	2005	15,726
Genco Muse	2001	2005	21,819
Genco Acheron	1999	2006	21,844
Genco Surprise	1998	2006	20,729
Genco Augustus	2007	2007	107,005
Genco Tiberius	2007	2007	107,192
Genco London	2007	2007	108,444
Genco Titus	2007	2007	108,937
Genco Challenger	2003	2007	33,703
Genco Charger	2005	2007	36,947

Genco Warrior	2005	2007	54,086
Genco Predator	2005	2007	55,543
Genco Hunter	2007	2007	59,238
Genco Champion	2006	2008	38,535
Genco Constantine	2008	2008	114,258
Genco Raptor	2007	2008	78,122
Genco Cavalier	2007	2008	63,840
Genco Thunder	2007	2008	78,247
Genco Hadrian	2008	2008	112,049
Genco Commodus	2009	2009	114,480
Genco Maximus	2009	2009	114,434
Genco Claudius	2010	2009	116,155
TOTAL			$1,811,406

$ 100 Million Term Loan Facility
Genco Bay	2010	2010	32,319
Genco Ocean	2010	2010	32,362
Genco Avra	2011	2011	33,467
Genco Mare	2011	2011	33,349
Genco Spirit	2011	2011	33,992
TOTAL			$165,489

$ 253 Million Term Loan Facility
Genco Aquitaine	2009	2010	34,067
Genco Ardennes	2009	2010	34,236
Genco Auvergne	2009	2010	34,184
Genco Bourgogne	2010	2010	34,149
Genco Brittany	2010	2010	34,211
Genco Languedoc	2010	2010	34,383
Genco Loire	2009	2010	31,153
Genco Lorraine	2009	2010	30,842
Genco Normandy	2007	2010	28,540
Genco Picardy	2005	2010	28,242
Genco Provence	2004	2010	27,882
Genco Pyrenees	2010	2010	34,115
Genco Rhone	2011	2011	35,763
TOTAL			$421,767

2010 Baltic Trading Credit Facility
Baltic Leopard	2009	2009	32,694
Baltic Panther	2009	2010	32,772
Baltic Cougar	2009	2010	32,922
Baltic Jaguar	2009	2010	32,826
Baltic Bear	2010	2010	68,481
Baltic Wolf	2010	2010	68,182
Baltic Wind	2009	2010	31,369
Baltic Cove	2010	2010	31,671
Baltic Breeze	2010	2010	32,234
TOTAL			$363,151

Consolidated Total			$2,761,813

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  We held five and eight interest rate swap agreements with DnB NOR Bank at

March 31, 2012 and December 31, 2011, respectively, to manage future interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $356.2 million and $606.2 million, respectively, and the swaps have specified rates and durations.  Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed consolidated financial statements which summarizes the interest rate swaps in place as of March 31, 2012 and December 31, 2011.

The swap agreements with effective dates prior to March 31, 2012 synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of the swap plus the applicable margin of 2.00%.

The total liability associated with the swaps at March 31, 2012 is $22.6 million, of which $1.7 million is current, and $25.3 million at December 31, 2011, of which $1.7 million is current, and is presented as the fair value of derivatives on the balance sheet.  As of March 31, 2012 and December 31, 2011, the Company has accumulated other comprehensive loss (“AOCI”) of ($22.5) million and ($25.2) million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in a minimal amount of other income (expense) during the three months ended March 31, 2012 and 2011.  At March 31, 2012, ($10.8) million of AOCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  For the three months ended March 31, 2012 and 2011, we paid LIBOR plus 2.00% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for such swap’s effective period.  Effective December 21, 2011, we were also subject to a facility fee of 2.00% per annum on the average daily outstanding principal amount of the outstanding loan under the 2007 Credit Facility pursuant to the amendment entered into with our lenders under this facility which was reduced to 1.0% on February 28, 2012 when we consummated an equity offering resulting in gross proceeds of $53.3 million.  During the three months ended March 31, 2012 and 2011, we also paid LIBOR plus 3.00% on the outstanding debt under the $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility.  A 1% increase in LIBOR would result in an increase of $2.7 million in interest expense for the three months ended March 31, 2012, considering the increase would be only on the unhedged portion of the debt.

Derivative financial instruments

As of March 31, 2012 and December 31, 2011, we held five and eight interest rate swap agreements, respectively, with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $356.2 million and $606.2 million, respectively, and the swaps have specified rates and durations.  Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed consolidated financial statements which summarizes the interest rate swaps in place as of March 31, 2012 and December 31, 2011.

The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  The interest rate differential pertaining to the interest rate swaps for the three months ended March 31, 2012 and 2011 was $4.5 million and $7.3 million, respectively.  The Company is currently utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of AOCI.  The ineffective portion is recognized as other (expense) income, which is a component of other (expense) income.  If for any period of time we did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation would be recognized as other (expense) income.

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

Investments

We hold an investment in Jinhui of $32.3 million at March 31, 2012, which is classified as available for sale under Accounting Standards Codification 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”).  The investment is classified as a noncurrent asset based on our intent to hold the investment at each reporting date.  The investments that are classified as available for sale are subject to risk of changes in market value, which if determined to be impaired (other than temporarily impaired), could result in realized impairment losses.  The Company reviews the carrying value of such investments on a quarterly basis to determine if any valuation adjustments are appropriate under ASC 320-10.  We will continue to evaluate the investment on a quarterly basis to determine the likelihood of any further significant adverse effects on the fair value.  For the three months ended March 31, 2012 and 2011, we have not deemed our investment to be impaired.  In the event we determine that the Jinhui investment is subject to any impairment, the amount of the impairment would be reclassified from AOCI and recorded as a loss in the Condensed Consolidated Statement of Operations for the amount of the impairment.

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

ITEM 6.  EXHIBITS

Exhibit	Document

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005.(2)

3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006.(3)

3.4	Certificate of Designations of Series A Preferred Stock.(4)

3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of March 27, 2012.(5)

4.1	Indenture, dated July 27, 2010, between Genco Shipping & Trading Limited and The Bank of New York Mellon.(6)

4.2	Supplemental Indenture, dated July 27, 2010, between Genco Shipping & Trading Limited and The Bank of New York Mellon.(6)

31.1	Certification of President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2012 and 2011 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2012 and 2011 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).**

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
Exchange Commission on March 27, 2012.

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

GENCO SHIPPING & TRADING LIMITED

DATE: May 10, 2012	By:	/s/ Robert Gerald Buchanan
Robert Gerald Buchanan
President
(Principal Executive Officer)

DATE: May 10, 2012	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005.(2)

3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006.(3)

3.4	Certificate of Designations of Series A Preferred Stock.(4)

3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of March 27, 2012.(5)

4.1	Indenture, dated July 27, 2010, between Genco Shipping & Trading Limited and The Bank of New York Mellon.(6)

4.2	Supplemental Indenture, dated July 27, 2010, between Genco Shipping & Trading Limited and The Bank of New York Mellon.(6)

31.1	Certification of President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2012 and 2011 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2012 and 2011 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).**

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
Exchange Commission on March 27, 2012.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2010.

(Remainder of page left intentionally blank)