Form 10-Q
period 2012-09-30
GENCO SHIPPING & TRADING LTD
filed 2012-11-09
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2012: Common stock, $0.01 per share — 43,823,598 shares.

Genco Shipping & Trading Limited

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$87,778	$227,968
Due from charterers, net of a reserve of $495 and $906, respectively	8,616	13,688
Prepaid expenses and other current assets	17,020	17,709
Total current assets	113,414	259,365

Noncurrent assets:
Vessels, net of accumulated depreciation of $563,749 and $464,518, respectively	2,695,638	2,794,860
Deferred drydock, net of accumulated amortization of $6,675 and $11,111, respectively	13,723	6,934
Other assets, net of accumulated amortization of $11,304 and $7,749, respectively	31,907	17,795
Fixed assets, net of accumulated depreciation and amortization of $3,077 and $2,422, respectively	5,402	5,591
Other noncurrent assets	514	514
Restricted cash	10,150	9,750
Investments	23,825	24,468
Total noncurrent assets	2,781,159	2,859,912

Total assets	$2,894,573	$3,119,277

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$25,150	$30,712
Current portion of long-term debt	—	185,077
Deferred revenue	1,876	4,227
Current portion of lease obligations	642	—
Fair value of derivative instruments	609	1,686
Total current liabilities	28,277	221,702
Noncurrent liabilities:
Long-term lease obligations	2,056	1,823
Time charters acquired	606	1,164
Fair value of derivative instruments	18,261	23,654
Convertible senior note payable	109,726	106,381
Long-term interest payable	13,199	—
Long-term debt	1,413,439	1,402,935
Total noncurrent liabilities	1,557,287	1,535,957

Total liabilities	1,585,564	1,757,659

Commitments and contingencies

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 43,821,098 and 36,307,598 shares at September 30, 2012 and December 31, 2011, respectively	438	363
Additional paid-in capital	862,488	809,443
Accumulated other comprehensive loss	(11,798)	(17,549)
Retained earnings	260,031	359,349
Total Genco Shipping & Trading Limited shareholders’ equity	1,111,159	1,151,606
Noncontrolling interest	197,850	210,012
Total equity	1,309,009	1,361,618

Total liabilities and equity	$2,894,573	$3,119,277

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Voyage revenues	$53,603	$93,484	$174,740	$292,614
Service revenues	828	828	2,466	2,457

Total revenues	54,431	94,312	177,206	295,071

Operating expenses:
Voyage expenses	2,693	1,702	5,099	2,595
Vessel operating expenses	28,272	26,133	85,622	76,394
General, administrative, and management fees	8,622	8,759	25,680	25,908
Depreciation and amortization	35,038	34,378	103,954	101,484

Total operating expenses	74,625	70,972	220,355	206,381

Operating (loss) income	(20,194)	23,340	(43,149)	88,690

Other (expense) income:
Other (expense) income	(43)	31	(40)	(80)
Interest income	49	167	352	503
Interest expense	(21,546)	(21,793)	(65,160)	(64,654)

Other expense	(21,540)	(21,595)	(64,848)	(64,231)

(Loss) income before income taxes	(41,734)	1,745	(107,997)	24,459
Income tax expense	(303)	(328)	(918)	(1,041)

Net (loss) income	(42,037)	1,417	(108,915)	23,418
Less: Net loss attributable to noncontrolling interest	(3,588)	(145)	(9,626)	(1,662)
Net (loss) income attributable to Genco Shipping & Trading Limited	$(38,449)	$1,562	$(99,289)	$25,080

Net (loss) income per share-basic	$(0.90)	$0.04	$(2.40)	$0.71
Net (loss) income per share-diluted	$(0.90)	$0.04	$(2.40)	$0.71
Weighted average common shares outstanding-basic	42,885,810	35,157,110	41,290,719	35,149,912
Weighted average common shares outstanding-diluted	42,885,810	35,212,840	41,290,719	35,212,041
Dividends declared per share	$—	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive (Loss) Income

For the Three and Nine Months Ended September 30, 2012 and 2011

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net (loss) income	$(42,037)	$1,417	$(108,915)	$23,418

Change in unrealized gain on investments	(3,561)	(14,602)	(643)	(26,866)
Unrealized gain on cash flow hedges, net	1,525	2,417	6,394	10,333
Other comprehensive (loss) income	(2,036)	(12,185)	5,751	(16,533)

Comprehensive (loss) income	(44,073)	(10,768)	(103,164)	6,885
Less: Comprehensive loss attributable to noncontrolling interest	(3,588)	(145)	(9,626)	(1,662)
Comprehensive (loss) income attributable to Genco Shipping & Trading Limited	$(40,485)	$(10,623)	$(93,538)	$8,547

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Nine Months Ended September 30, 2012 and 2011

(U.S. Dollars in Thousands, except for share and per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2012	$363	$809,443	$(17,549)	$359,349	$1,151,606	$210,012	$1,361,618

Net loss				(99,289)	(99,289)	(9,626)	(108,915)

Change in unrealized gain on investments			(643)		(643)	—	(643)

Unrealized gain on cash flow hedges, net			6,394		6,394	—	6,394

Issuance of 7,500,000 shares of common stock	75	49,799			49,874	—	49,874

Issuance of 15,000 shares of nonvested stock, less forfeitures of 1,500 shares	—	—			—	—	—

Nonvested stock amortization		3,214			3,214	1,377	4,591

Cash dividends paid by Baltic Trading Limited				(29)	(29)	(3,881)	(3,910)

Vesting of restricted shares issued by Baltic Trading Limited		32			32	(32)	—

Balance — September 30, 2012	$438	$862,488	$(11,798)	$260,031	$1,111,159	$197,850	$1,309,009

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2011	$359	$803,778	$(5,210)	$334,022	$1,132,949	$215,204	$1,348,153

Net income (loss)				25,080	25,080	(1,662)	23,418

Change in unrealized gain on investments			(26,866)		(26,866)	—	(26,866)

Unrealized gain on cash flow hedges, net			10,333		10,333	—	10,333

Issuance of 15,000 shares of nonvested stock, less forfeitures of 1,100 shares	—	—			—	—	—

Nonvested stock amortization		4,443			4,443	2,174	6,617

Cash dividends paid by Baltic Trading Limited				(45)	(45)	(5,530)	(5,575)

Vesting of restricted shares issued by Baltic Trading Limited		37			37	(37)	—

Balance — September 30, 2011	$359	$808,258	$(21,743)	$359,057	$1,145,931	$210,149	$1,356,080

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011

(U.S. Dollars in Thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(108,915)	$23,418
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	103,954	101,484
Amortization of deferred financing costs	3,555	2,368
Amortization of time charters acquired	(558)	(1,432)
Amortization of discount on Convertible Senior Notes	3,345	2,999
Unrealized gain on derivative instruments	(76)	(38)
Amortization of nonvested stock compensation expense	4,591	6,617
Change in assets and liabilities:
Decrease (increase) in due from charterers	5,072	(2,275)
Decrease (increase) in prepaid expenses and other current assets	689	(2,073)
Increase in other noncurrent assets	—	(514)
Decrease in accounts payable and accrued expenses	(3,751)	(2,143)
Decrease in deferred revenue	(2,351)	(5,359)
Increase in lease obligations	875	953
Deferred drydock costs incurred	(10,442)	(2,669)

Net cash (used in) provided by operating activities	(4,012)	121,336
Cash flows from investing activities:
Purchase of vessels	(894)	(98,860)
Deposits on vessels	—	(87)
Purchase of other fixed assets	(1,948)	(692)
Changes in deposits of restricted cash	(400)	(750)

Net cash used in investing activities	(3,242)	(100,389)
Cash flows from financing activities:
Repayments on the 2007 Credit Facility	(118,588)	(37,500)
Proceeds from the $100 Million Term Loan Facility	—	40,000
Repayments on the $100 Million Term Loan Facility	(15,385)	(3,243)
Proceeds from the $253 Million Term Loan Facility	—	21,500
Repayments on the $253 Million Term Loan Facility	(40,600)	(14,841)
Proceeds from issuance of common stock	50,721	—
Payment of common stock issuance costs	(847)	—
Payment of Convertible Senior Notes issuance costs	—	(51)
Payment of dividend by subsidiary	(3,910)	(5,576)
Payment of deferred financing costs	(4,327)	(328)

Net cash used in financing activities	(132,936)	(39)

Net (decrease) increase in cash and cash equivalents	(140,190)	20,908

Cash and cash equivalents at beginning of period	227,968	270,877
Cash and cash equivalents at end of period	$87,778	$291,785

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”), its wholly-owned subsidiaries, and its subsidiary, Baltic Trading Limited (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands and as of September 30, 2012, is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco Management (USA) Limited; and the ship-owning subsidiaries set forth below.

Below is the list of GS&T’s wholly owned ship-owning subsidiaries as of September 30, 2012:

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

Baltic Trading Limited (“Baltic Trading”) was a wholly-owned indirect subsidiary of GS&T until Baltic Trading completed its initial public offering, or IPO, on March 15, 2010.  As of September 30, 2012 and December 31, 2011, GS&T’s wholly-owned subsidiary Genco Investments LLC owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represented a 25.09% and 25.11% ownership interest in Baltic Trading, respectively, and 83.40% and 83.41% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock, respectively.  Additionally, pursuant to the subscription agreement between Genco Investments LLC and Baltic Trading, for so long as GS&T directly or indirectly holds at least 10% of the aggregate number of outstanding shares of Baltic Trading’s common stock and Class B stock, Genco Investments LLC will be entitled to receive an additional number of shares of Baltic Trading’s Class B stock equal to 2% of the number of common shares issued in the future, other than shares issued under Baltic Trading’s 2010 Equity Incentive Plan.

Below is the list of Baltic Trading’s wholly owned ship-owning subsidiaries as of September 30, 2012:

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

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”).  The results of operations for the three and nine month period ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost that is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended September 30, 2012 and 2011 was $33,462 and $33,054, respectively.  Depreciation expense for vessels for the nine months ended September 30, 2012 and 2011 was $99,646 and $96,773, respectively.

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

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as revenue when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of September 30, 2012 and December 31, 2011, the Company had an accrual of $563 and $762, respectively, related to these estimated customer claims.

Voyage revenues

Since the Company’s inception, revenues have been generated from time charter agreements, pool agreements and spot market-related time charters.  A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily hire rate, including any ballast bonus payments received pursuant to the time charter agreement.  Spot market-related time charters are the same as other time charter agreements, except the time charter rates are variable and are based on a percentage of the average daily rates as published by the Baltic Dry Index (“BDI”).  Voyage revenues also include sale of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. These differences in bunkers resulted in net gains of $242 and $666 during the three months ended September 30, 2012 and 2011, respectively, and $1,665 and $2,319 during the nine months ended September 30, 2012 and 2011, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Noncontrolling interest

Net loss attributable to noncontrolling interest during the three and nine months ended September 30, 2012 and 2011 reflects the noncontrolling interest’s share of the net loss of Baltic Trading, a subsidiary of the Company, which owns and employs drybulk vessels in the spot market or on spot market-related time charters.  The spot market represents immediate chartering of a vessel, usually for single voyages.  At September 30, 2012, the noncontrolling interest held a 74.91% economic interest in Baltic Trading while only holding 16.60% of voting power.  At December 31, 2011, the noncontrolling interest held a 74.89% economic interest in Baltic Trading while only holding 16.59% of voting power.

Income taxes

Pursuant to certain agreements, GS&T technically and commercially manages vessels for Baltic Trading as well as provides technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are performed by Genco Management (USA) Limited (“Genco (USA)”), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Genco (USA) has entered into a cost-sharing agreement with the Company and Genco Ship Management LLC, collectively Manco, pursuant to which Genco (USA) agrees to reimburse Manco for the costs incurred by Genco (USA) for the use of Manco’s personnel and services in connection with the provision of the services for both Baltic Trading and MEP’s vessels.

Total revenue earned for these services during the three months ended September 30, 2012 and 2011 was $1,530 and $1,588, respectively, of which $703 and $760, respectively, eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $664 associated with these activities for the three months ended September 30, 2012.  This resulted in estimated tax expense of $299 for the three months ended September 30, 2012.  After allocation of certain expenses, there was taxable income of $668 associated with these activities for the three months ended September 30, 2011.  This resulted in income tax expense of $319 for the three months ended September 30, 2011.

Total revenue earned for these services during the nine months ended September 30, 2012 and 2011 was $4,575 and $4,689, respectively, of which $2,109 and $2,232, respectively, eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $1,985 associated with these activities for the nine months ended September 30, 2012.  This resulted in estimated tax expense of $892 for the nine months ended September 30, 2012.  After allocation of certain expenses, there was taxable income of $2,113 associated with these activities for the nine months ended September 30, 2011.  This resulted in income tax expense of $1,010 for the nine months ended September 30, 2011.

Baltic Trading is subject to income tax on its United States source income.  During the three months ended September 30, 2012 and 2011, Baltic Trading had United States source income of $200 and $452, respectively.  Baltic Trading’s United States income tax expense for the three months ended September 30, 2012 and 2011 was $4 and $9, respectively.

During the nine months ended September 30, 2012 and 2011, Baltic Trading had United States source income of $1,321 and $2,909, respectively.  Baltic Trading’s United States income tax expense for the nine months ended September 30, 2012 and 2011 was $26 and $31, respectively.

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement” (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements.  This standard was effective for interim and annual periods beginning after December 15, 2011 and is applied on a prospective basis.  The Company has adopted ASU 2011-04 and the impact of adoption is not material to the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  The standard does not change the items that must be reported for other comprehensive income, how such items are measured or when they must be reclassified to net income.  This standard was effective for interim and annual periods beginning after December 15, 2011 and was to be applied retrospectively.  The FASB has deferred the requirement to present reclassification adjustments for each component of accumulate other comprehensive income in both net income and other comprehensive income.  Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements.  During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income.  The effective date of this deferral will be consistent with the effective date of ASU 2011-05.  The Company has adopted ASU 2011-05 and disclosed comprehensive income in our condensed consolidated statements of comprehensive (loss) income. This guidance only affects financial statement presentation and has no impact on the Company’s consolidated results of operations, financial position and cash flows.

3 - SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker to assess performance.  Based on this information, the Company has two operating segments, GS&T and Baltic Trading.  Both GS&T and Baltic Trading are engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.  GS&T seeks to deploy its vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market and Baltic Trading seeks to deploy its vessel charters in the spot market, which represents immediate chartering of a vessel, usually for single voyages, or employing vessels on spot market-related time charters.  Segment results are evaluated based on net income (loss).  The accounting policies applied to the reportable segments are the same as those used in the preparation of the Company’s condensed consolidated financial statements.

The following table presents a reconciliation of total voyage revenue from external (third party) customers for the Company’s two operating segments to total consolidated voyage revenue from external customers for the Company for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Voyage revenue from external customers
GS&T	$47,312	$82,586	$154,552	$262,259
Baltic Trading	6,291	10,898	20,188	30,355
Total operating segments	53,603	93,484	174,740	292,614
Eliminating revenue	—	—	—	—
Total consolidated voyage revenue from external customers	$53,603	$93,484	$174,740	$292,614

The following table presents a reconciliation of total intersegment revenue, which eliminates upon consolidation, for the Company’s two operating segments for the three and nine months ended September 30, 2012 and 2011. The intersegment revenue noted in the following table represents revenue earned by GS&T pursuant to the management agreement entered into with Baltic Trading, which includes commercial service fees, technical service fees and sale and purchase fees, if any.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Intersegment revenue
GS&T	$703	$760	$2,109	$2,232
Baltic Trading	—	—	—	—
Total operating segments	703	760	2,109	2,232
Eliminating revenue	(703)	(760)	(2,109)	(2,232)
Total consolidated intersegment revenue	$—	$—	$—	$—

The following table presents a reconciliation of total net (loss) income for the Company’s two operating segments to total consolidated net (loss) income for the three and nine months ended September 30, 2012 and 2011. The eliminating net loss noted in the following table consists of the elimination of intercompany transactions between GS&T and Baltic Trading, as well as dividends received by GS&T from Baltic Trading for its Class B shares of Baltic Trading.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income
GS&T	$(36,969)	$2,144	$(94,779)	$27,422
Baltic Trading	(4,822)	(194)	(12,942)	(2,241)
Total operating segments	(41,791)	1,950	(107,721)	25,181
Eliminating net loss	(246)	(533)	(1,194)	(1,763)
Total consolidated net (loss) income	$(42,037)	$1,417	$(108,915)	$23,418

The following table presents a reconciliation of total assets for the Company’s two operating segments to total consolidated assets as of September 30, 2012 and December 31, 2011. The eliminating assets noted in the following table consist of the elimination of intercompany transactions resulting from the capitalization of fees paid to GS&T by Baltic Trading as vessel assets, including related accumulated depreciation, as well as the outstanding receivable balance due to GS&T from Baltic Trading as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Total assets
GS&T	$2,529,964	$2,737,988
Baltic Trading	368,127	384,955
Total operating segments	2,898,091	3,122,943
Eliminating assets	(3,518)	(3,666)
Total consolidated assets	$2,894,573	$3,119,277

4 - CASH FLOW INFORMATION

As of September 30, 2012 and December 31, 2011, the Company had five and eight interest rate swaps, respectively, which are described and discussed in Note 11 — Interest Rate Swap Agreements. The fair value of all five of the swaps is in a liability position of $18,870, $609 of which was classified within current liabilities, as of September 30, 2012.  At December 31, 2011, the eight swaps were in a liability position of $25,340, $1,686 of which was classified within current liabilities.

For the nine months ended September 30, 2012, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $31 for the purchase of vessels and $77 for the purchase of other fixed assets.  Additionally, for the nine months ended September 30, 2012, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses and long-term interest payable consisting of $246 and $13,199, respectively, associated with deferred financing fees.

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

During the nine months ended September 30, 2012 and 2011, cash paid for interest, net of amounts capitalized and including bond coupon interest paid, was $61,632 and $61,642, respectively.

During the nine months ended September 30, 2012 and 2011, cash paid for estimated income taxes was $926 and $1,010, respectively.

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

The Genco Avra and Genco Spirit had existing below market time charters at the time of acquisition.  GS&T recorded a liability for time charters acquired of $372 during the second quarter of 2011 upon the delivery of the Genco Avra to its charterer and $205 during the fourth quarter of 2011 upon the delivery of the Genco Spirit to its charterer.  Below market time charters, including those acquired during previous periods, were amortized as an increase to voyage revenue in the amount of $187 and $463 for the three months ended September 30, 2012 and 2011, respectively, and $558 and $1,432 for the nine months ended September 30, 2012 and 2011, respectively.

Capitalized interest associated with newbuilding contracts for the three months ended September 30, 2012 and 2011 was $0 and $33, respectively.  Capitalized interest associated with newbuilding contracts for the nine months ended September 30, 2012 and 2011 was $0 and $165, respectively.

6 - INVESTMENTS

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as Available For Sale (“AFS”) and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive loss (“AOCI”).  At September 30, 2012 and December 31, 2011, the Company held 16,335,100 shares of Jinhui capital stock, which is recorded at its fair value of $23,825 and $24,468, respectively, based on the closing price on September 28, 2012 and December 30, 2011, respectively.

The Company reviews the investment in Jinhui for other than temporary impairment on a quarterly basis.  There were no impairment charges recognized for the three and nine months ended September 30, 2012 and 2011.

The unrealized gain on the Jinhui capital stock remains a component of AOCI, since this investment is designated as an AFS security.

Refer to Note 12 — Accumulated Other Comprehensive Loss for a breakdown of the components of AOCI.

7 — NET (LOSS) INCOME PER COMMON SHARE

The computation of basic net (loss) income per share is based on the weighted-average number of common shares outstanding during the year. The computation of diluted net loss (income) per share assumes the vesting of nonvested stock awards (refer to Note 20 — Nonvested Stock Awards), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 935,287 nonvested shares outstanding at September 30, 2012 (refer to Note 20 — Nonvested Stock Awards), all are anti-dilutive.  The Company’s diluted net (loss) income per share will also reflect the assumed conversion under the Company’s convertible debt if the impact is dilutive under the “if converted” method. The impact of the shares convertible under the Company’s convertible notes is excluded from the computation of diluted net (loss) income per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The components of the denominator for the calculation of basic net (loss) income per share and diluted net (loss) income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	42,885,810	35,157,110	41,290,719	35,149,912

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	42,885,810	35,157,110	41,290,719	35,149,912

Dilutive effect of convertible notes	—	—	—	—

Dilutive effect of restricted stock awards	—	55,730	—	62,129

Weighted-average common shares outstanding, diluted	42,855,810	35,212,840	41,290,719	35,212,041

The following table sets forth a reconciliation of the net (loss) income attributable to GS&T and the net (loss) income attributable to GS&T for diluted earnings per share under the “if-converted” method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net (loss) income attributable to GS&T	$(38,449)	$1,562	$(99,289)	$25,080

Interest expense related to convertible notes, if dilutive	—	—	—	—

Net (loss) income attributable to GS&T for the computation of diluted net (loss) income per share	$(38,449)	$1,562	$(99,289)	$25,080

8 - RELATED PARTY TRANSACTIONS

The following represent related party transactions reflected in these condensed consolidated financial statements:

The Company makes available employees performing internal audit services to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.  For the nine months ended September 30, 2012 and 2011, the Company invoiced $140 and $136, respectively, to GMC, which includes time associated with such internal audit services and other expenditures.  Additionally, during the nine months ended September 30, 2012 and 2011, the Company incurred travel and other expenditures totaling $45 and $168, respectively, reimbursable to GMC or its service provider.  At September 30, 2012, the amount due to the Company from GMC was $21.  At December 31, 2011, the amount due to the Company from GMC was $114, of which $90 was reserved for pursuant to GMC’s bankruptcy proceedings.

During the nine months ended September 30, 2012 and 2011, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $16 and $38, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At September 30, 2012 and December 31, 2011, $16 and $29, respectively, was outstanding to Constantine Georgiopoulos.

During the nine months ended September 30, 2012 and 2011, the Company utilized the services of North Star Maritime, Inc. (“NSM”) which is owned and operated by one of GS&T’s directors, Rear Admiral Robert C. North, USCG (ret.).  NSM, a marine industry consulting firm, specializes in international and domestic maritime safety, security and environmental protection issues.  NSM billed $0 and $2 for services rendered during the nine months ended September 30, 2012 and 2011.  There are no amounts due to NSM at September 30, 2012 and December 31, 2011.

GS&T and Baltic Trading have entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in their fleets.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is Chairman of the Board of Aegean.  During the nine months ended September 30, 2012 and 2011, Aegean supplied lubricating oils to the Company’s vessels aggregating $1,170 and $1,342, respectively.  At September 30, 2012 and December 31, 2011, $98 and $408 remained outstanding, respectively.

During the nine months ended September 30, 2012 and 2011, the Company invoiced MEP for technical services provided and expenses paid on MEP’s behalf aggregating $2,541 and $2,514, respectively.  MEP is managed by a company owned by Peter C.

Georgiopoulos, Chairman of the Board.  At September 30, 2012 and December 31, 2011, $3 and $7, respectively, was due to the Company from MEP.  Total service revenue earned by the Company for technical service provided to MEP for the nine months ended September 30, 2012 and 2011 was $2,466 and $2,457, respectively.

9 - LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011

2007 Credit Facility	$1,055,912	$1,174,500
$100 Million Term Loan Facility	75,484	90,869
$253 Million Term Loan Facility	180,793	221,393
2010 Baltic Trading Credit Facility	101,250	101,250
Less: Current portion	—	(185,077)

Long-term debt	$1,413,439	$1,402,935

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

•                  Commencing September 30, 2012, the Company is to repay the 2007 Credit Facility on a quarterly basis using excess cash, defined as the balance over $100,000 in the Company’s and certain of its subsidiaries’ accounts pledged under the 2007 Credit Facility.   Of such repayments, 25% will be allocated to the final payment at maturity, and 75% will be applied entirely against each successive scheduled mandatory principal repayment beginning with the payment due March 31, 2014.  Certain other mandatory repayments under the existing terms of this facility as well as voluntary prepayments will be applied in the same manner.  These obligations continue until the later of December 31, 2013 and the date on which the appraised value of certain mortgaged vessels is equal to at least 100% of the aggregate principal amount of the Company’s loans, letters of credit and certain hedge obligations under the 2007 Credit Facility.

•                  The Company and its subsidiaries (other than Baltic Trading and its subsidiaries) will not increase the amount of principal indebtedness currently outstanding under each of its three credit agreements or change their maturity dates.

•                  Indebtedness that the Company and its subsidiaries (other than Baltic Trading and its subsidiaries) may incur in connection with vessel acquisitions will be limited to 60% of the lesser of the vessel’s acquisition cost and fair market value.  Any newly acquired vessel will subject to a security interest under the 2007 Credit Facility.

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

As required under the August 2012 Agreements, the Company prepaid $57,893 under its 2007 Credit Facility, $30,450 under its $253 Million Term Loan Facility, and $11,538 under its $100 Million Term Loan Facility on August 1, 2012.  The prepayment under the 2007 Credit Facility was applied to the final payment due under the facility.  The prepayments under the other two facilities were applied in order of maturity and fulfilled all scheduled amortization payments through December 31, 2013 under these facilities.   In addition, lenders under the 2007 Credit Facility will receive a fee equal to 1.25% of the principal amount outstanding following such prepayment, or $13,199, on the earlier date of the maturity date of this facility or the date on which all obligations under this facility have been paid in full.  The $13,199 has been recorded in the condensed consolidated balance sheet at September 30, 2012 as Long-term interest payable.  The agreements are subject to completion of certain post-closing actions, including effecting a second priority security interest in certain of the Company’s vessels as described above.

2007 Credit Facility

On July 20, 2007, the Company entered into a credit facility with DnB NOR Bank ASA (as amended, the “2007 Credit Facility”). The maximum amount that may be borrowed under the 2007 Credit Facility at September 30, 2012 is $1,055,912.  As of September 30, 2012, the Company has utilized its maximum borrowing capacity under the 2007 Credit Facility.

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

As of September 30, 2012, the Company believes it is in compliance with all of the financial covenants under its 2007 Credit Facility, as amended.

At September 30, 2012, there were no letters of credit issued under the 2007 Credit Facility.

$100 Million Term Loan Facility

On August 12, 2010, the Company entered into the $100,000 secured term loan facility (“$100 Million Term Loan Facility”). As of September 30, 2012, the Company has utilized its maximum borrowing capacity as $100,000 of drawdowns have been made. The Company has used the $100 Million Term Loan Facility to fund or refund the Company a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies.  As of September 30, 2012, there was no availability under the $100 Million Term Loan Facility.

Pursuant to the amendments to the $100 Million Term Loan Facility that were entered into on December 21, 2011 and August 1, 2012, the maximum leverage ratio covenant and the minimum permitted consolidated interest ratio covenant are currently waived for the periods ending on and including December 31, 2013.

As of September 30, 2012, the Company believes it is in compliance with all of the financial covenants under the $100 Million Term Loan Facility, as amended.

$253 Million Term Loan Facility

On August 20, 2010, the Company entered into the $253,000 senior secured term loan facility (“$253 Million Term Loan Facility”).  As of September 30, 2012, the Company has utilized its maximum borrowing capacity as $253,000 of drawdowns have been made to fund or refund to the Company a portion of the purchase price of the 13 vessels purchased from Bourbon SA during the third quarter of 2010 and first quarter of 2011.  As of September 30, 2012, there was no availability under the $253 Million Term Loan Facility.

Pursuant to the amendments to the $253 Million Term Loan Facility that were entered into on December 21, 2011 and August 1, 2012, the maximum leverage ratio covenant and the minimum permitted consolidated interest ratio covenant are currently waived for the periods ending on and including December 31, 2013.

As of September 30, 2012, the Company believes it is in compliance with all of the financial covenants under the $253 Million Term Loan Facility, as amended.

2010 Baltic Trading Credit Facility

On April 16, 2010, Baltic Trading entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (as amended, the “2010 Baltic Trading Credit Facility”).  An amendment to the 2010 Baltic Trading Credit Facility was entered into by Baltic Trading effective November 30, 2010.  Among other things, this amendment increased the commitment amount of the 2010 Baltic Trading Credit Facility from $100,000 to $150,000.  As of September 30, 2012, total available working capital borrowings were $23,500 as $1,500 was drawn down during 2010 for working capital purposes.  Pursuant to the amended 2010 Baltic Trading Credit Facility, the total commitment of $150,000 will be reduced in 11 consecutive semi-annual reductions of $5,000 which commenced on the six month anniversary of the effective date, or May 31, 2011.  As of September 30, 2012, $33,750 remained available under the 2010 Credit Facility as the total commitment was reduced to $135,000 on May 31, 2012.

As of September 30, 2012, the Company believes Baltic Trading is in compliance with all of the financial covenants under the 2010 Baltic Trading Credit Facility.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Effective Interest Rate	4.65%	4.36%	4.60%	4.41%
Range of Interest Rates (excluding impact of swaps and unused commitment fees)	3.22% to 4.50%	2.25% to 3.33%	3.22% to 4.63%	2.19% to 3.33%

10 — CONVERTIBLE SENIOR NOTES

The Company issued $125,000 of 5.0% Convertible Senior Notes on July 27, 2010 (the “2010 Notes”).  The Indenture includes customary agreements and covenants by the Company, including with respect to events of default.

The following tables provide additional information about the Company’s 2010 Notes:

	September 30, 2012	December 31, 2011
Carrying amount of the equity component (additional paid-in capital)	$24,375	$24,375
Principal amount of the 2010 Notes	125,000	125,000
Unamortized discount of the liability component	15,274	18,619
Net carrying amount of the liability component	109,726	106,381

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Effective interest rate on liability component	10.0%	10.0%	10.0%	10.0%
Cash interest expense recognized	$1,580	$1,584	$4,696	$4,677
Non-cash interest expense recognized	1,158	1,046	3,345	2,999
Non-cash deferred financing amortization costs included in interest expense	181	181	540	538

The remaining period over which the unamortized discount will be recognized is 2.9 years. As of September 30, 2012, the if-converted value of the 2010 Notes does not exceed their principal amount.

Due to the 2015 maturity of the 2010 Notes and the Company’s intent to hold the 2010 Notes until maturity, the 2010 Notes have been classified as a noncurrent liability on the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011.

11 - INTEREST RATE SWAP AGREEMENTS

As of September 30, 2012 and December 31, 2011, the Company had five and eight interest rate swap agreements outstanding, respectively, with DnB NOR Bank ASA to manage interest costs and the risk associated with changing interest rates related to the Company’s 2007 Credit Facility. The total notional principal amount of the swaps at September 30, 2012 and December 31, 2011 was $356,233 and $606,233, respectively, and the swaps have specified rates and durations.

The following table summarizes the interest rate swaps designated as cash flow hedges that were in place as of September 30, 2012 and December 31, 2011:

				September 30, 2012	December 31, 2011
Interest Rate Swap Detail				Notional	Notional
Trade	Fixed	Start Date	End Date	Amount	Amount
Date	Rate	of Swap	of Swap	Outstanding	Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
8/9/07	5.07%	1/2/08	1/3/12	—	100,000
8/16/07	4.985%	3/31/08	3/31/12	—	50,000
8/16/07	5.04%	3/31/08	3/31/12	—	100,000
1/9/09	2.05%	1/22/09	1/22/14	100,000	100,000
2/11/09	2.45%	2/23/09	2/23/14	50,000	50,000

				$356,233	$606,233

The following table summarizes the derivative asset and liability balances at September 30, 2012 and December 31, 2011:

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	September 30, 2012	December 31, 2011	Sheet Location	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments
Interest rate contracts	Fair value of derivative instruments (Current Assets)	$—	$—	Fair value of derivative instruments (Current Liabilities)	$609	$1,686
Interest rate contracts	Fair value of derivative instruments (Noncurrent Assets)	—	—	Fair value of derivative instruments (Noncurrent Liabilities)	18,261	23,654

Total derivatives designated as hedging instruments		—	—		18,870	25,340

Total Derivatives		$—	$—		$18,870	$25,340

The following tables present the impact of derivative instruments and their location within the Condensed Consolidated Statement of Operations:

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three-Month Period Ended September 30, 2012

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2012	Portion)	2012	Portion)	2012
Interest rate contracts	$(1,434)	Interest Expense	$2,959	Other Income (Expense)	$30

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three-Month Period Ended September 30, 2011

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2011	Portion)	2011	Portion)	2011
Interest rate contracts	$(5,021)	Interest Expense	$7,438	Other Income (Expense)	$18

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Nine-Month Period Ended September 30, 2012

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2012	Portion)	2012	Portion)	2012
Interest rate contracts	$(3,999)	Interest Expense	$10,392	Other Income (Expense)	$76

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Nine-Month Period Ended September 30, 2011

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2011	Portion)	2011	Portion)	2011
Interest rate contracts	$(11,705)	Interest Expense	$22,038	Other Income (Expense)	$38

At September 30, 2012, ($10,082) of AOCI is expected to be reclassified into interest expense over the next 12 months associated with interest rate derivatives.

The Company is required to provide collateral in the form of vessel assets to support the interest rate swap agreements, excluding vessel assets of Baltic Trading.  At September 30, 2012, the Company’s 35 vessels mortgaged under the 2007 Credit Facility served as collateral in the aggregate amount of $100,000.

12 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of AOCI included in the accompanying condensed consolidated balance sheets consist of net unrealized gain (loss) on cash flow hedges and net unrealized gain from investments in Jinhui stock as of September 30, 2012 and December 31, 2011.

	Net Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain on Investments	AOCI
AOCI — January 1, 2012	$(25,245)	$7,696	$(17,549)
Change in unrealized gain on investments		(643)	(643)
Unrealized gain on cash flow hedges	6,394		6,394
AOCI — September 30, 2012	$(18,851)	$7,053	$(11,798)

13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at September 30, 2012 and December 31, 2011 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$87,778	$87,778	$227,968	$227,968
Restricted cash	10,150	10,150	9,750	9,750
Floating rate debt	1,413,439	1,413,439	1,588,012	1,588,012
2010 Notes	109,726	48,750	106,381	80,000

The fair value of the floating rate debt under the 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility are based on management’s estimate of rates the Company has recently obtained on August 1, 2012 when the Company entered into agreements to amend or waive certain provisions of the 2007 Credit Facility, $100 Million Term Loan Facility and the $253 Million Term Loan Facility.  Additionally, the Company considers its creditworthiness in determining the fair value of floating rate debt under the credit facilities.  The carrying value approximates the fair market value for these floating rate loans.  The fair value of the convertible senior notes payable represents the market value based on recent transactions of the 2010 Notes at September 30, 2012 and December 31, 2011 without bifurcating the value of the conversion option.  The fair value of the interest rate swaps is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of both the swap counterparty and the Company.  The carrying amounts of the Company’s other financial instruments at September 30, 2012 and December 31, 2011 (principally Due from charterers and Accounts payable and accrued expenses), approximate fair values because of the relatively short maturity of these instruments.

Accounting Standards Codification Subtopic 820-10, “Fair Value Measurements & Disclosures” (“ASC 820-10”), applies to all assets and liabilities that are being measured and reported on a fair value basis.  This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumption (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•                  Level 1—Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.

•                  Level 2—Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•                  Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

As of September 30, 2012 and December 31, 2011, the fair values of the Company’s financial assets and liabilities are categorized as follows:

	September 30, 2012
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$23,825	$23,825	$—
Derivative instruments — liability position	18,870	—	18,870

	December 31, 2011
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$24,468	$24,468	$—
Derivative instruments — liability position	25,340	—	25,340

The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company’s interest rate derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR.  The Company has elected to use the income approach to value the derivatives, using observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  Refer to Note 11 — Interest Rate Swap Agreements for further information regarding the Company’s interest rate swap agreements.  ASC 820-10 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments in an asset or liability position and did not have a material impact on the fair value of these derivative instruments.  As of September 30, 2012, both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments. Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt. The 2010 Notes are publicly traded in the over-the-counter market; however they are not considered to be actively traded. As such, the 2010 Notes are considered to be a Level 2 item.

14 - PREPAID EXPENSES AND OTHER CURRENT AND NONCURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2012	December 31, 2011
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$10,321	$10,376
Prepaid items	4,621	5,514
Insurance receivable	860	1,025
Other	1,218	794
Total prepaid expenses and other current assets	$17,020	$17,709

Other noncurrent assets in the amount of $514 at September 30, 2012 and December 31, 2011 represent the security deposit related to the operating lease entered into effective April 4, 2011. Refer to Note 19 — Commitments and Contingencies for further information related to the lease agreement.

15 - OTHER ASSETS, NET

Other assets consist of deferred financing costs, which include fees, commissions and legal expenses associated with securing loan facilities and other debt offerings and amending existing loan facilities.  Total net deferred financing costs consist of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

2007 Credit Facility	$29,923	$13,189
$100 Million Term Loan Facility	1,822	1,578
$253 Million Term Loan Facility	4,802	4,113
2010 Notes	3,637	3,637
2010 Baltic Trading Credit Facility	3,027	3,027
Total deferred financing costs	43,211	25,544
Less: accumulated amortization	11,304	7,749
Total	$31,907	$17,795

Amortization expense for deferred financing costs for the three months ended September 30, 2012 and 2011 was $1,596 and $796, respectively.  Amortization expense for deferred financing costs for the nine months ended September 30, 2012 and 2011 was $3,555 and $2,368, respectively.  This amortization expense is recorded as a component of interest expense in the Condensed Consolidated Statements of Operations.

16 - FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2012	December 31, 2011
Fixed assets, at cost:
Vessel equipment	$2,973	$2,720
Leasehold improvements	3,823	3,664
Furniture and fixtures	997	997
Computer equipment	686	632
Total costs	8,479	8,013
Less: accumulated depreciation and amortization	3,077	2,422
Total	$5,402	$5,591

Depreciation and amortization expense for fixed assets for the three months ended September 30, 2012 and 2011 was $230 and $124, respectively.  Depreciation and amortization expense for fixed assets for the nine months ended September 30, 2012 and 2011 was $655 and $372, respectively.

17 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2012	December 31, 2011
Accounts payable	$3,691	$5,047
Accrued general and administrative expenses	10,115	14,275
Accrued vessel operating expenses	11,344	11,390
Total	$25,150	$30,712

18 - REVENUE FROM TIME CHARTERS

Total voyage revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, for the three months ended September 30, 2012 and 2011 was $53,603 and $93,484, respectively, and for the nine months ended September 30, 2012 and 2011 was $174,740 and $292,614, respectively.  Included in revenues for the three months ended September 30, 2012 and 2011 was profit sharing revenue of $0 and $1, respectively.  Additionally, included in revenues for the nine months ended September 30, 2012 and 2011 was profit sharing revenue of $0 and $121, respectively.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of November 1, 2012 is expected to be $11,480 for the remainder of 2012, $15,405 during 2013 and $3,512 during 2014, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For most drydockings, the Company assumes twenty days of offhire.  Future minimum revenue excludes revenue earned for the five vessels currently in pool arrangements, vessels that are currently on or will be on spot market-related time charters, as spot rates cannot be estimated, as well as profit sharing revenue.

19 - COMMITMENTS AND CONTINGENCIES

In September 2005, the Company entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  On January 6, 2012, the Company ceased the use of this space and as such has recorded, during the three and nine months ended September 30, 2012, net rent expense of $255 and $826, respectively, representing the present value of the Company’s estimated remaining rent expense for the duration of the lease after taking into account estimated future sublease income and deferred rent on the facility.  The current and long-term lease obligations related to this lease agreement are recorded in the condensed consolidated balance sheet at September 30, 2012 in Current portion of lease obligations and Long-term lease obligations, respectively.  Rent expense under this lease for the three and nine months ended September 30, 2011 was $117 and $350, respectively.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $129 for the remainder of 2012, $518 annually for 2013 through 2015, $529 for 2016, and a total of $2,522 for the remaining term of the lease.

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011. Following the expiration of the free base rental period, the monthly base rental payments will be $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor is obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that will commence immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the entire lease from June 1, 2011 to September 30, 2025 will be $130.  The Company had a long-term lease obligation at September 30, 2012 and December 31, 2011 of $1,649 and $1,217, respectively.  Rent expense pertaining to this new lease for the three months ended September 30, 2012 and 2011 was $389 during both periods.  Rent expense pertaining to this new lease for the nine months ended September 30, 2012 and 2011 was $1,168 and $519, respectively.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $245 for the remainder of 2012, $982 annually for 2013 through 2014, $1,037 for 2015, $1,076 for 2016 and a total of $17,582 for the remaining term of the lease.

20 - NONVESTED STOCK AWARDS

The table below summarizes the Company’s nonvested stock awards for the nine months ended September 30, 2012 under the Genco Shipping & Trading Limited 2005 Equity Incentive Plan (the “GS&T Plan”):

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2012	936,787	$14.06
Granted	15,000	3.50
Vested	(15,000)	8.00
Forfeited	(1,500)	6.39

Outstanding at September 30, 2012	935,287	$14.00

The total fair value of shares that vested under the GS&T Plan during the nine months ended September 30, 2012 and 2011 was $53 and $120, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and nine months ended September 30, 2012 and 2011, the Company recognized nonvested stock amortization expense for the GS&T Plan, which is included in general, administrative and management fees, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
General, administrative and management fees	$1,069	$1,472	$3,214	$4,443

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2012, unrecognized future compensation cost of $4,800 related to nonvested stock will be recognized over a weighted-average period of 2.93 years.

The following table presents a summary of Baltic Trading’s nonvested stock awards for the nine months ended September 30, 2012 under the Baltic Trading Limited 2010 Equity Incentive Plan (the “Baltic Trading Plan”):

	Number of Baltic Trading Common Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2012	545,750	$11.60
Granted	12,500	3.86
Vested	(129,000)	13.31
Forfeited	—	—

Outstanding at September 30, 2012	429,250	$10.86

The total fair value of shares that vested under the Baltic Trading Plan during the nine months ended September 30, 2012 and 2011 was $505 and $1,131, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and nine months ended September 30, 2012 and 2011, the Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in general, administrative and management fees, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
General, administrative and management fees	$403	$623	$1,377	$2,174

The Company is amortizing Baltic Trading’s grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2012, unrecognized future compensation cost of $1,434 related to nonvested stock will be recognized over a weighted-average period of 1.96 years.

21 - SHARE REPURCHASE PROGRAM

Since the inception of its share repurchase program through September 30, 2012, the Company has repurchased and retired 278,300 shares of its common stock for $11,500. Currently, the terms of the 2007 Credit Facility require the Company to suspend all share repurchases until the Company can represent that it is in a position to again satisfy the collateral maintenance covenant.  No share repurchases were made during the three and nine months ended September 30, 2012 and 2011.

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

23 - SUBSEQUENT EVENTS

On October 31, 2012, Baltic Trading declared a dividend of $0.01 per share to be paid on or about November 21, 2012 to shareholders of record as of November 14, 2012.  The aggregate amount of the dividend is expected to be approximately $227, of which approximately $170 will be paid to minority shareholders, which Baltic Trading anticipates will be funded from cash on hand at the time payment is to be made.

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

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding vessels of Baltic Trading Limited (“Baltic Trading”), as of November 9, 2012, our fleet consisted of nine Capesize, eight Panamax, 17 Supramax, six Handymax and 13 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 3,810,000 dwt, and the average age of our fleet is approximately 7.5 years, as compared to the average age for the world fleet of approximately 10 years for the drybulk shipping segments in which we compete.  We seek to deploy our vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers, including Cargill International S.A., Pacific Basin Chartering Ltd., Trafigura Beheer B.V., Swissmarine Services S.A., Klaveness Chartering and LB/IVS Pool, in which Lauritzen Bulkers A/S acts as the pool manager.  The majority of the vessels in our current fleet are presently engaged under time charter and spot market-related time charter contracts that expire (assuming the option periods in the time charters are not exercised) between November 2012 and May 2015.

In addition, as of November 9, 2012, Baltic Trading’s fleet consisted of two Capesize, four Supramax and three Handysize drybulk carriers with an aggregate carrying capacity of approximately 672,000 dwt.

See pages 34 - 37 for a table of all vessels that have been delivered to us, including Baltic Trading’s vessels.

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

Baltic Trading, formerly a wholly-owned subsidiary of the Company, completed its IPO on March 15, 2010.  As of September 30, 2012, the Company’s wholly-owned subsidiary Genco Investments LLC owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 25.09% ownership interest in Baltic Trading at September 30, 2012 and 83.40% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Baltic Trading is consolidated with the Company, as we control a majority of the voting interest in Baltic Trading.  Management’s discussion and analysis of the Company’s results of operations and financial condition in this section includes the results of Baltic Trading.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and nine months ended September 30, 2012 and 2011 on a consolidated basis, which includes the operations of Baltic Trading.

	For the Three Months Ended September 30,		Increase
	2012	2011	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,012.0	1,012.0	—	—
Panamax	736.0	736.0	—	—
Supramax	1,932.0	1,932.0	—	—
Handymax	552.0	552.0	—	—
Handysize	1,472.0	1,360.7	111.3	8.2%

Total	5,704.0	5,592.7	111.3	2.0%

Available days (2)
Capesize	999.2	1,000.9	(1.7)	(0.2)%
Panamax	699.0	736.0	(37.0)	(5.0)%
Supramax	1,874.7	1,932.0	(57.3)	(3.0)%
Handymax	538.2	552.0	(13.8)	(2.5)%
Handysize	1,472.0	1,359.7	112.3	8.3%

Total	5,583.1	5,580.6	2.5	0.0%

Operating days (3)
Capesize	998.9	1,000.9	(2.0)	(0.2)%
Panamax	691.1	731.1	(40.0)	(5.5)%
Supramax	1,836.9	1,914.3	(77.4)	(4.0)%
Handymax	537.5	551.5	(14.0)	(2.5)%
Handysize	1,472.0	1,345.9	126.1	9.4%

Total	5,536.4	5,543.7	(7.3)	(0.1)%

Fleet utilization (4)
Capesize	100.0%	100.0%	—	—
Panamax	98.9%	99.3%	(0.4)%	(0.4)%
Supramax	98.0%	99.1%	(1.1)%	(1.1)%
Handymax	99.9%	99.9%	—	—
Handysize	100.0%	99.0%	1.0%	1.0%
Fleet average	99.2%	99.3%	(0.1)%	(0.1)%

	For the Three Months Ended September 30,		Increase
	2012	2011	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$12,261	$28,815	(16,554)	(57.4)%
Panamax	6,537	18,119	(11,582)	(63.9)%
Supramax	8,906	14,600	(5,694)	(39.0)%
Handymax	8,554	12,616	(4,062)	(32.2)%
Handysize	8,689	10,617	(1,928)	(18.2)%

Fleet average	9,119	16,447	(7,328)	(44.6)%

Daily vessel operating expenses (6)
Capesize	$5,507	$5,528	$(21)	(0.4)%
Panamax	5,813	4,972	841	16.9%
Supramax	4,778	4,491	287	6.4%
Handymax	4,808	4,209	599	14.2%
Handysize	4,440	4,321	119	2.8%

Fleet average	4,956	4,673	283	6.1%

	For the Nine Months Ended September 30,		Increase
	2012	2011	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	3,014.0	3,003.0	11.0	0.4%
Panamax	2,192.0	2,184.0	8.0	0.4%
Supramax	5,754.0	5,645.6	108.4	1.9%
Handymax	1,644.0	1,638.0	6.0	0.4%
Handysize	4,384.0	3,763.3	620.7	16.5%

Total	16,988.0	16,233.9	754.1	4.6%

Available days (2)
Capesize	2,983.9	2,991.9	(8.0)	(0.3)%
Panamax	2,064.4	2,165.7	(101.3)	(4.7)%
Supramax	5,610.1	5,643.7	(33.6)	(0.6)%
Handymax	1,560.5	1,608.3	(47.8)	(0.3)%
Handysize	4,384.0	3,760.8	623.2	16.6%

Total	16,602.9	16,170.4	432.5	2.7%

Operating days (3)
Capesize	2,979.9	2,991.4	(11.5)	(0.4)%
Panamax	2,051.0	2,147.3	(96.3)	(4.5)%
Supramax	5,549.1	5,600.4	(51.3)	(0.9)%
Handymax	1,542.7	1,600.7	(58.0)	(3.6)%
Handysize	4,371.1	3,728.8	642.3	17.2%

Total	16,493.8	16,068.6	425.2	2.6%

Fleet utilization (4)
Capesize	99.9%	100.0%	(0.1)%	(0.1)%
Panamax	99.3%	99.1%	0.2%	0.2%
Supramax	98.9%	99.2%	(0.3)%	(0.3)%
Handymax	98.9%	99.5%	(0.6)%	(0.6)%
Handysize	99.7%	99.2%	0.5%	0.5%
Fleet average	99.3%	99.4%	(0.1)%	(0.1)%

	For the Nine Months Ended September 30,		Increase
	2012	2011	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$14,239	$27,804	$(13,565)	(48.8)%
Panamax	9,894	22,374	(12,480)	(55.8)%
Supramax	10,002	15,675	(5,673)	(36.2)%
Handymax	8,367	16,793	(8,426)	(50.2)%
Handysize	8,567	11,409	(2,842)	(24.9)%

Fleet average	10,218	17,935	(7,717)	(43.0)%

Daily vessel operating expenses (6)
Capesize	$5,403	$5,306	$97	1.8%
Panamax	5,480	4,821	659	13.7%
Supramax	4,835	4,538	297	6.5%
Handymax	5,626	4,731	895	18.9%
Handysize	4,621	4,401	220	5.0%

Fleet average	5,040	4,706	334	7.1%

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Voyage revenues (in thousands)	$53,603	$93,484	$174,740	$292,614
Voyage expenses (in thousands)	2,693	1,702	5,099	2,595
	$50,910	$91,782	169,641	$290,019
Total available days	5,583.1	5,580.6	16,602.9	16,170.4
Total TCE rate	$9,119	$16,447	$10,218	$17,935

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

Operating Data

	For the Three Months Ended September 30,
	2012	2011	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$53,603	$93,484	$(39,881)	(42.7)%
Service revenues	828	828	—	—

Total revenues	54,431	94,312	(39,881)	(42.3)%

Operating Expenses:
Voyage expenses	2,693	1,702	991	58.2%
Vessel operating expenses	28,272	26,133	2,139	8.2%
General, administrative and management fees	8,622	8,759	(137)	(1.6)%
Depreciation and amortization	35,038	34,378	660	1.9%

Total operating expenses	74,625	70,972	3,653	5.1%

Operating (loss) income	(20,194)	23,340	(43,534)	(186.5)%
Other expense	(21,540)	(21,595)	55	(0.3)%

(Loss) income before income taxes	(41,734)	1,745	(43,479)	(2,491.6)%
Income tax expense	(303)	(328)	25	(7.6)%

Net (loss) income	(42,037)	1,417	(43,454)	(3,066.6)%
Less: Net loss attributable to noncontrolling interest	(3,588)	(145)	(3,443)	2,374.5%
Net (loss) income attributable to Genco Shipping & Trading Limited	$(38,449)	$1,562	$(40,011)	(2,561.5)%

Net (loss) income per share - basic	$(0.90)	$0.04	$(0.94)	(2,350.0)%
Net (loss) income per share - diluted	$(0.90)	$0.04	$(0.94)	(2,350.0)%
Dividends declared and paid per share	$—	$—	$—	—
Weighted average common shares outstanding - basic	42,885,810	35,157,110	7,728,700	22.0%
Weighted average common shares outstanding - diluted	42,885,810	35,212,840	7,672,970	21.8%

EBITDA (1)	$18,389	$57,894	$(39,505)	(68.2)%

	For the Nine Months Ended September 30,
	2012	2011	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$174,740	$292,614	$(117,874)	(40.3)%
Service revenues	2,466	2,457	9	0.4%

Total revenues	177,206	295,071	(117,865)	(39.9)%

Operating Expenses:
Voyage expenses	5,099	2,595	2,504	96.5%
Vessel operating expenses	85,622	76,394	9,228	12.1%
General, administrative and management fees	25,680	25,908	(228)	(0.9)%
Depreciation and amortization	103,954	101,484	2,470	2.4%

Total operating expenses	220,355	206,381	13,974	6.8%

Operating (loss) income	(43,149)	88,690	(131,839)	(148.7)%
Other expense	(64,848)	(64,231)	(617)	1.0%

(Loss) income before income taxes	(107,997)	24,459	(132,456)	(541.5)%
Income tax expense	(918)	(1,041)	123	(11.8)%

Net (loss) income	(108,915)	23,418	(132,333)	(565.1)%
Less: Net loss attributable to noncontrolling interest	(9,626)	(1,662)	(7,964)	479.2%
Net (loss) income attributable to Genco Shipping & Trading Limited	$(99,289)	$25,080	$(124,369)	(495.9)%

Net (loss) income per share - basic	$(2.40)	$0.71	$(3.11)	(438.0)%
Net (loss) income per share - diluted	$(2.40)	$0.71	$(3.11)	(438.0)%
Dividends declared and paid per share	$—	$—	$—	—
Weighted average common shares outstanding - basic	41,290,719	35,149,912	6,140,807	17.5%
Weighted average common shares outstanding - diluted	41,290,719	35,212,041	6,078,678	17.3%

EBITDA (1)	$70,391	$191,756	$(121,365)	(63.3)%

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net (loss) income attributable to Genco Shipping & Trading Limited	$(38,449)	$1,562	$(99,289)	$25,080
Net interest expense	21,497	21,626	64,808	64,151
Income tax expense	303	328	918	1,041
Depreciation and amortization	35,038	34,378	103,954	101,484
EBITDA (1)	$18,389	$57,894	$70,391	$191,756

Results of Operations

The following tables set forth information about the vessels in our fleet, including Baltic Trading’s vessels, as of November 1, 2012:

Genco Shipping & Trading Limited

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	December 2012	100% of BCI
Genco Tiberius	2007	Cargill International S.A.	September 2013	100% of BCI(3)
Genco London	2007	Cargill International S.A.	July 2013	100% of BCI
Genco Titus	2007	Swissmarine Services S.A.	June 2013	100% of BCI
Genco Constantine	2008	Cargill International S.A.	October 2013	100% of BCI
Genco Hadrian	2008	Cargill International S.A.	November 2012	100% of BCI(4)
Genco Commodus	2009	Swissmarine Services S.A.	May 2013	99% of BCI
Genco Maximus	2009	Swissmarine Services S.A.	January 2013	98.5% of BCI
Genco Claudius	2010	Swissmarine Services S.A.	December 2012	98.5% of BCI

Panamax Vessels
Genco Beauty	1999	Global Maritime Investments Ltd.	May 2013	97% of BPI
Genco Knight	1999	Swissmarine Services S.A.	March 2013	98% of BPI
Genco Leader	1999	J. Aron & Company	December 2012	100% of BPI
Genco Vigour	1999	Global Maritime Investments Ltd.	January 2013	97% of BPI
Genco Acheron	1999	Global Maritime Investments Ltd.	December 2012	97% of BPI
Genco Surprise	1998	Swissmarine Services S.A.	September 2013	97% of BPI(5)
Genco Raptor	2007	Global Maritime Investments Ltd.	March 2013	100% of BPI
Genco Thunder	2007	Swissmarine Services S.A.	June 2013	97% of BPI

Supramax Vessels
Genco Predator	2005	D’Amico Dry Ltd.	April 2013	103% of BSI
Genco Warrior	2005	Pacific Basin Chartering Ltd.	May 2014	101% of BSI(6)
Genco Hunter	2007	Pacific Basin Chartering Ltd.	July 2013	105% of BSI
Genco Cavalier	2007	Great Pacific Navigation Corp., Ltd.	November 2012	$5,900
Genco Lorraine	2009	Pioneer Navigation Ltd.	July 2013	$9,400
Genco Loire	2009	Clipper Bulk Shipping N.V.	July 2013	$9,950
Genco Aquitaine	2009	Pioneer Navigation Ltd.	March 2013	100% of BSI
Genco Ardennes	2009	Hamburg Bulk Carriers	February 2014	$10,250

Genco Auvergne	2009	Pacific Basin Chartering Ltd.	April 2013	100% of BSI
Genco Bourgogne	2010	Western Bulk Carriers A/S	November 2012	$12,250
Genco Brittany	2010	D’Amico Dry Ltd.	April 2013	100% of BSI
Genco Languedoc	2010	Clipper Bulk Shipping N.V.	January 2013	$8,500(7)
Genco Normandy	2007	Bulk Marine	November 2012	$9,000(8)
Genco Picardy	2005	Trafigura Beheer B.V.	December 2012	98% of BSI
Genco Provence	2004	Hamburg Bulk Carriers	December 2012	$12,000
Genco Pyrenees	2010	Navig8 Inc.	February 2013	100% of BSI
Genco Rhone	2011	AMN Bulk Carriers Inc.	March 2013	100% of BSI

Handymax Vessels
Genco Success	1997	ED & F MAN Shipping Ltd.	April 2013	91.5% of BSI
Genco Carrier	1998	Klaveness Chartering	June 2013	91% of BSI
Genco Prosperity	1997	SK Shipping Co. Ltd.	November 2012	$8,000
Genco Wisdom	1997	Cargill International S.A.	November 2012	$4,000(9)
Genco Marine	1996	ED & F MAN Shipping Ltd.	April 2013	91% of BSI
Genco Muse	2001	Trafigura Beheer B.V.	March 2013	93.5% of BSI

Handysize Vessels
Genco Explorer	1999	Lauritzen Bulkers A/S	February 2013	Spot(10)
Genco Pioneer	1999	Lauritzen Bulkers A/S	February 2013	Spot(10)
Genco Progress	1999	Lauritzen Bulkers A/S	November 2013	Spot(10)
Genco Reliance	1999	Lauritzen Bulkers A/S	November 2013	Spot(10)
Genco Sugar	1998	Lauritzen Bulkers A/S	November 2013	Spot(10)
Genco Charger	2005	AMN Bulk Carriers Inc.	March 2013	100% of BHSI(11)
Genco Challenger	2003	AMN Bulk Carriers Inc.	December 2012	100% of BHSI
Genco Champion	2006	Pacific Basin Chartering Ltd.	March 2013	100% of BHSI
Genco Ocean	2010	Cargill International S.A.	June 2013	$8,500-$13,500 with 50% profit sharing(12)
Genco Bay	2010	Cargill International S.A.	January 2013	$8,500-$13,500 with 50% profit sharing(12)
Genco Avra	2011	Cargill International S.A.	March 2014	$8,500-$13,500 with 50% profit sharing(12)
Genco Mare	2011	Cargill International S.A.	May 2015	115% of BHSI
Genco Spirit	2011	Cargill International S.A.	September 2014	$8,500-$13,500 with 50% profit sharing(12)

(1) The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Under the terms of each contract, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel’s final voyage plus any time the vessel has been off-hire.

(2) Time charter rates presented are the gross daily charterhire rates before third-party commissions generally ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3) We have agreed to an extension with Cargill International S.A. on a spot market-related time charter for 11 to 14.5 months based on 100% of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 100%.  The extension began on October 25, 2012.

(4) We have agreed to an extension with Cargill International S.A. for one voyage from Australia to China at a rate based on 100% of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  The extension began on October 30, 2012.

(5) We have reached an agreement with Swissmarine Services S.A. on a spot market-related time charter for 10.5 to 13.5 months based on 97% of the Baltic Panamax Index (BPI), published by the Baltic Exchange, as reflected in daily reports, except for the initial 45 days in which hire is based on 97% of the rate for the Baltic Panamax 3A route. Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Panamax FFA values at 97%.  The vessel delivered to charterers on October 22, 2012 after previously being fixed with BHP Billiton on a spot market-related time charter based on 100% of the Baltic Panamax 3A route.

(6) We have reached an agreement with Pacific Basin Chartering Ltd. on a spot market-related time charter based on 101% of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports, except for the initial 45 days in which hire is based on 101% of the rate for the Baltic Supramax S2 route.  The minimum and maximum expiration dates are May 20, 2014 and August 20, 2014, respectively.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 101%.  The vessel will deliver to charterers on or about November 7, 2012 after previously being fixed with Trafigura Beheer B.V. on a spot market-related time charter based on 102% of the BSI.

(7) We have reached an agreement with Clipper Bulk Shipping N.V. on a time charter for 3 to 5.5 months at a rate of $7,350 per day for the initial 50 days and $8,500 per day thereafter.  Hire is paid every 15 days in advance less a 5.00% third party brokerage commission.  The vessel delivered to charterers on October 16, 2012.

(8) We have reached an agreement with Bulk Marine on a time charter for approximately 25 days at a rate of $9,000 per day less a 5.00% third party brokerage commission.  Hire is paid every 15 days in advance.  The vessel delivered to charterers on October 13, 2012 after repositioning.  The vessel’s previous time charter ended on October 6, 2012.

(9) We have reached an agreement with Cargill International S.A. on a time charter for approximately 25 days at a rate of $4,000 per day less a 5.00% third party brokerage commission.  Hire is paid every 15 days in advance.  The vessel delivered to charterers on October 27, 2012 after previously being fixed with Pacific Basin Chartering Ltd. on a time charter for $8,500 per day.

(10) We have reached an agreement to enter these vessels into the LB/IVS Pool whereby Lauritzen Bulkers A/S acts as the pool manager. We can withdraw up to two vessels with three months’ notice and the remaining three vessels with 12 months’ notice.

(11) We have agreed to an extension with AMN Bulk Carriers Inc. for an additional 60 days from the maximum expiration date of the spot market-related time charter to March 1, 2013.  The rate will continue to be based on 100% of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Handysize FFA values at 100%.

(12) The rate for the spot market-related time charter is linked with a floor of $8,500 and a ceiling of $13,500 daily with a 50% profit sharing arrangement to apply to any amount above the ceiling. The rate is based on 115% of the average of the daily rates of the BHSI, as reflected in daily reports. Hire is paid every 15 days in advance net of a 5.00% third party brokerage commission.  These vessels were acquired with existing time charters with below-market rates. For these below-market time charters, Genco allocates the purchase price between the respective vessels and an intangible liability for the value assigned to the below-market charter-hire. This intangible liability is amortized as an increase to voyage revenues over the minimum remaining terms of the applicable charters, at which point the respective liabilities will be amortized to zero and the vessels will begin earning the ‘‘Cash Daily Rate.’’ For cash flow purposes, Genco will continue to receive the rate presented in the ‘‘Cash Daily Rate’’ column until the charter expires.  Specifically, for the Genco Spirit, Genco Avra, Genco Ocean and Genco Bay, the daily amount of amortization associated with the below-market rates are approximately $200, $350, $700 and $750 per day over the actual cash rate earned, respectively.

Baltic Trading Limited

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	May 2013	101.5% of BCI (2)
Baltic Wolf	2010	Cargill International S.A.	May 2014	100% of BCI (3)
Supramax Vessels
Baltic Leopard	2009	Resource Marine PTE	February 2014	95% of BSI (4)

		Ltd. (part of the Macquarie group of companies)
Baltic Panther	2009	Klaveness Chartering	April 2013	95% of BSI (5)
Baltic Jaguar	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	April 2014	95% of BSI (6)
Baltic Cougar	2009	Bulk Marine	November 2012	$7,850 (7)
Handysize Vessels
Baltic Wind	2009	Cargill International S.A.	May 2013	115% of BHSI (8)
Baltic Cove	2010	Cargill International S.A.	February 2014	115% of BHSI (8)
Baltic Breeze	2010	Cargill International S.A.	July 2014	115% of BHSI (8)

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

(3)         We have agreed to an extension with Cargill International S.A. on a spot market-related time charter based on 100% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% brokerage commission, which includes the 1.25% commission payable to GS&T.  The duration of the spot market-related time charter is 21.5 to 26.5 months.  The extension began on August 15, 2012.

(4)         We have reached an agreement with Resource Marine PTE Ltd. on a spot market-related time charter for a minimum of 18.5 months to a maximum end date of May 30, 2014 based on 95% of the average of the daily rates of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports except for the initial 65 days in which the vessel will earn a fixed rate of $4,000 per day.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.

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

(7)         We have reached an agreement with Bulk Marine on a time charter for approximately 25 days at a rate of either $7,850 per day or $9,000 per day depending on whether the vessel redelivers to the east coast or west coast of India.  The rate has yet to be declared as charterers are to declare upon sailing from the vessel’s load port.  Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.  The vessel was delivered to charterers on October 12, 2012 after previously being fixed with D’Amico Dry Ltd. on a time charter at a rate of $6,500 per day.

(8)         The rate for each of these spot market-related time charters is based on 115% of the average of the daily rates of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

VOYAGE REVENUES-

For the three months ended September 30, 2012, voyage revenues decreased 42.7% to $53.6 million as compared to $93.5 million for the three months ended September 30, 2011.  The decrease in revenues was due to lower charter rates achieved by substantially all of our vessels as well as a higher number of days that our vessels were on planned offhire to complete drydockings during the third quarter of 2012 as compared to the third quarter of 2011.  Additionally, there was a decrease in revenues earned by Baltic Trading’s vessels of $4.6 million, due to lower spot market rates achieved.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 44.6% to $9,119 a day for the three months ended September 30, 2012 from $16,447 a day for the three months ended September 30, 2011.  The decrease in TCE rates resulted from lower charter rates achieved during the third quarter of 2012 versus the same period last year for substantially all of the vessels in our fleet.  We believe that increased vessel supply coupled with negative sentiment on the rate of growth in emerging economies were the main contributors to reduced rates during the third quarter. The effect of these contributors was partially offset by record scrapping of older tonnage. We believe that Chinese iron ore restocking commencing at the end of September 2012 along with improvement in sentiment appears to have led to a relative rate improvement with the Baltic Dry Index (“BDI”) at 916 as of November 8, 2012.

For the three months ended September 30, 2012 and 2011, we had 5,704.0 and 5,592.7 ownership days, respectively.  The increase in ownership days is a result of the delivery of two vessels during the third and fourth quarter of the year ended December 31, 2011.  Fleet utilization was relatively stable at 99.2% and 99.3% for the three months ended September 30, 2012 and 2011, respectively.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day.  During the three months ended September 30, 2012 and 2011, total service revenue was $0.8 million during both periods.

VOYAGE EXPENSES-

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses such as commissions, which are typically borne by us. Voyage expenses include port and canal charges, fuel (bunker) expenses and brokerage commissions payable to unaffiliated third parties. Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the vessel owner. At the inception of a time charter, we record the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses and the cost of bunkers consumed during short-term time charters.

Voyage expenses increased by $1.0 million from $1.7 million during the three months ended September 30, 2011 as compared to $2.7 million during the three months ended September 30, 2012.  The increase is primarily due to bunker consumption during short-term time charters that was billed back to the charterer pursuant to the terms of the respective time charter agreements.  Refer to Note 2 — Summary of Significant Accounting Policies in our condensed consolidated financial statements.  This increase was also due to an increase in bunker consumption for deviation to perform drydockings as well as during the repositioning of vessels.  This increase was partially offset by a decrease in broker commissions as a result of a decrease in voyage revenue earned during the three months ended September 30, 2012 as compared to the same period last year.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $2.1 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily as a result of the operation of a larger fleet, including the two vessels delivered during the third and fourth quarters of 2011.  The increase was also related to higher expenses related to crewing and maintenance during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.  The $2.1 million increase includes a $0.2 million increase related to Baltic Trading’s vessels.

Daily vessel operating expenses increased to $4,956 per vessel per day for the three months ended September 30, 2012 from $4,673 per day for the three months ended September 30, 2011.  The increase in daily vessel operating expenses was mainly due to higher expenses related to crewing and maintenance.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended September 30, 2012 were $259 below the weighted-average budgeted rate of $5,215 per vessel per day, which includes Baltic Trading’s vessels.

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

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the three months ended September 30, 2012 and 2011, general, administrative and management fees were $8.6 million and $8.8 million, respectively.  The decrease in general, administrative and management fees was primarily due to lower non-cash compensation offset by an increase in office-related expenses.   We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  The decrease in general, administrative and management fees was partially offset by slightly higher management fees related to the operation of a larger fleet, including the delivery of two vessels during the third and fourth quarter of 2011.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $0.7 million during the third quarter of 2012 as compared to the third quarter of 2011 primarily due to the operation of a larger fleet, including the two vessels delivered during the third and fourth quarter of 2011.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended September 30, 2012 and 2011, net interest expense was $21.5 million and $21.6 million, respectively.  Net interest expense during the three months ended September 30, 2012 and 2011 consisted of interest expense under our 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility, and Baltic Trading’s $150 million senior secured revolving credit facility (the “2010 Baltic Trading Credit Facility”) as well as interest expense related to our 5.0% Convertible Senior Notes (the “2010 Notes”).  Additionally, interest income, unused commitment fees associated with the aforementioned credit facilities as well as the amortization of deferred financing costs related to the aforementioned credit facilities are included in net interest expense during the three months ended September 30, 2012 and 2011.

The decrease in net interest expense for the third quarter of 2012 as compared to the third quarter of 2011 was primarily due to the expiration of four interest rate swap agreements during the fourth quarter of 2011 and the first quarter of 2012. This decrease was partially offset by an increase in net interest expense due to the facility fee for the 2007 Credit Facility of 1.0% per annum, which is based on the average daily outstanding principal loan amount which was effective December 21, 2011 as per an amendment to the 2007 Credit Facility.  Additionally, the decrease was partially offset by an increase in the applicable margin for the 2007 Credit Facility which was increased from 2.0% to 3.0% effective August 1, 2012 pursuant to an amendment to the 2007 Credit Facility.   Refer to Note 9 — Long-Term Debt in our condensed consolidated financial statements for more information regarding the facility fee and the increase in the applicable margin.

INCOME TAX EXPENSE-

For the three months ended September 30, 2012 and 2011, income tax expense was $0.3 million during both periods.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our condensed consolidated financial statements for further information.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the three months ended September 30, 2012 and 2011, net loss attributable to noncontrolling interest was $3.6 million and $0.1 million, respectively.  These amounts represent the net loss attributable to the noncontrolling interest of Baltic Trading.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

VOYAGE REVENUES-

For the nine months ended September 30, 2012, voyage revenues decreased 40.3% to $174.7 million versus $292.6 million for the nine months ended September 30, 2011.  Revenues decreased by approximately $117.9 million primarily due to lower charter rates achieved by substantially all of our vessels as well as a higher number of days that our vessels were on planned off-hire to complete drydockings during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.  The decrease in charter rates was partially offset by the increase in the size of our fleet.  Additionally, there was a decrease in revenues earned by Baltic Trading’s vessels of $10.2 million due to lower spot market rates achieved.

The average TCE rate of our fleet decreased 43.0% to $10,218 a day for the nine months ended September 30, 2012 from $17,935 a day for the nine months ended September 30, 2011.  The decrease in TCE rates resulted from lower charter rates achieved during the nine months ended September 30, 2012 versus the same period last year for substantially all of the vessels in our fleet. We believe that increased vessel supply coupled with negative sentiment on the rate of growth in emerging economies were the main contributors to reduced rates during the third quarter. The effect of these contributors was partially offset by record scrapping of older tonnage. We believe that Chinese iron ore restocking commencing at the end of September 2012 along with improvement in sentiment appears to have led to a relative rate improvement with the BDI at 916 as of November 8, 2012.

For the nine months ended September 30, 2012 and 2011, we had 16,988.0 and 16,233.9 ownership days, respectively.  The increase in ownership days is a result of the delivery of four vessels during the year ended December 31, 2011.  Fleet utilization was stable at 99.3% and 99.4% during the nine months ended September 30, 2012 and 2011, respectively.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day.  During the nine months ended September 30, 2012 and 2011, total service revenue was $2.5 million during both periods.

VOYAGE EXPENSES-

For the nine months ended September 30, 2012 and 2011, voyage expenses were $5.1 million and $2.6 million, respectively. The $2.5 million increase is primarily due to bunker consumption during short-term time charters that was billed back to the charterer pursuant to the terms of the respective time charter agreements.  The increase was also due to larger net gains recorded during the nine months ended September 30, 2011, which represented the difference between the costs of the bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as compared to the nine months ended September 30, 2012.  Additionally, the increase was due to an increase in bunker consumption for deviation to perform drydockings as well as during the repositioning of the vessels for the nine months ended September 30, 2012 as compared to the same period last year.  These increases were partially offset by a decrease in broker commissions as a result of a decrease in voyage revenue earned during the nine months ended September 30, 2012 as compared to the same period last year.  Included in this variance is a $0.8 million increase for Baltic Trading’s vessels.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $9.2 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily a result of the operation of a larger fleet, including the four vessels delivered during the year ended December 31, 2011.  The increase was also related to higher maintenance and crew related expenses, as well as the timing of purchases of stores and spare parts for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.  The $9.2 million increase includes a $0.7 million increase related to Baltic Trading’s vessels.

Daily vessel operating expenses increased to $5,040 per vessel per day for the nine months ended September 30, 2012 from $4,706 per day for the nine months ended September 30, 2011.  The increase in daily vessel operating expenses was mainly due to higher maintenance and crew related expenses.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the nine months ended September 30, 2012 were $175 below the weighted-average budgeted rate of $5,215 per vessel per day, which includes Baltic Trading’s vessels.

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the nine months ended September 30, 2012 and 2011, general, administrative and management fees remained relatively stable at $25.7 million and $25.9 million, respectively, with a decrease in non-cash compensation offset by higher office-related expenses.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  The decrease in general, administrative and management fees was partially offset by slightly higher management fees related to the operation of a larger fleet, including the delivery of four vessels during 2011.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $2.5 million during the nine months ended September 30, 2012 as compared to the same period last year due to the operation of a larger fleet, including the four vessels delivered during 2011.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the nine months ended September 30, 2012 and 2011, net interest expense was $64.8 million and $64.2 million, respectively.  Net interest expense during the nine months ended September 30, 2012 and 2011 consisted of interest expense under our 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility, and the 2010 Baltic Trading Credit Facility as well as interest expense related to our 2010 Notes.  Additionally, interest income, unused commitment fees associated with the aforementioned credit facilities as well as the amortization of deferred financing costs related to the aforementioned credit facilities are included in net interest expense during the nine months ended September 30, 2012 and 2011.

The increase in net interest expense for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily a result of the facility fee for the 2007 Credit Facility of 2.0% per annum on the average daily outstanding principal loan amount which was effective December 21, 2011 as per an amendment to the 2007 Credit Facility as well as an increase in the applicable margin for the 2007 Credit Facility which was increased from 2.0% to 3.0% effective August 1, 2012 pursuant to an amendment to the 2007 Credit Facility.  These increases were partially offset by the impact of the expiring of interest rate swap agreements during the fourth quarter of 2011 and the first quarter of 2012 and the prepayment of $99.9 million of outstanding debt during August 2012.  Refer to Note 9 — Long-Term Debt in our condensed consolidated financial statements for more information regarding the facility fee, increase in the applicable margin and the prepayment of outstanding debt.  The facility fee of 2.0% was reduced to 1.0% on February 28, 2012 upon the completion of an equity offering of 7,500,000 shares.  The increase in interest expense was also due to interest expense incurred on additional borrowings under the $100 Million Term Loan Facility and $253 Million Term Loan Facility due to the acquisition of four vessels during the year ended December 31, 2011.

INCOME TAX EXPENSE-

For the nine months ended September 30, 2012, income tax expense was $0.9 million as compared to $1.0 million during the nine months ended September 30, 2011.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco (USA).  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our condensed consolidated financial statements for further information.  The decrease in income tax expense during the nine months ended September 30, 2012 as compared to the same period during the prior year is primarily due to lower commercial service revenue due to Genco (USA) from Baltic Trading pursuant to the Management Agreement as a result of lower charter rates achieved by Baltic Trading’s fleet.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the nine months ended September 30, 2012 and 2011, net loss attributable to noncontrolling interest was $9.6 million and $1.7 million, respectively.  These amounts represent the net loss attributable to the noncontrolling interest of Baltic Trading.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our capital requirements with cash flow from operations, equity offerings, convertible notes and bank debt.  We have used our funds primarily to fund vessel acquisitions, regulatory compliance expenditures, the repayment of bank debt and the associated interest expense and the payment of dividends.  We will require capital to fund ongoing operations, acquisitions and debt service.  Please refer to the discussion under the subheading “Dividend Policy” below for additional information regarding dividends.  We also may consider debt and additional equity financing alternatives from time to time.  However, if market conditions become negative, we may be unable to raise additional equity capital or debt financing on acceptable terms or at all.  As a result, we may be unable to pursue acquisition opportunities to expand our business.  We anticipate that internally generated cash flow will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months.

Currently, our wholly-owned subsidiary Genco Investments LLC owns 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 25.09% ownership interest in Baltic Trading and 83.40% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  On April 16, 2010, Baltic Trading entered into the 2010 Baltic Trading Credit Facility with Nordea Bank Finland plc, acting through its New York branch.  The 2010 Baltic Trading Credit Facility was subsequently amended effective November 30, 2010, which increased the borrowing capacity from $100 million to $150 million.  The amended 2010 Baltic Trading Credit Facility matures on November 30, 2016.  Refer to the 2011 10-K for a description of this facility as well as a description of the amendment entered into effective November 30, 2010.  To remain in compliance with a net worth covenant in the 2010 Baltic Trading Credit Facility, Baltic Trading would need to maintain a net worth of $232.8 million after the payment of any dividends.  We do not believe these restrictions have a significant impact on our liquidity.

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

The 2007 Credit Facility, the $253 Million Term Loan Facility, and the $100 Million Term Loan Facility each include a maximum leverage ratio covenant limiting the ratio of our net debt to EBITDA to a maximum of 5.5 to 1.  We calculate the leverage ratio under our 2007 Credit Facility, $253 Million Term Loan Facility, and $100 Million Term Loan Facility by dividing our Average Consolidated Net Indebtedness by our Consolidated EBITDA as defined under these facilities.  There is no leverage ratio covenant under the 2010 Baltic Trading Credit Facility.  Average Consolidated Net Indebtedness is the monthly average of our indebtedness as defined under the facilities, which at September 30, 2012 consisted of long-term debt, the 2010 Notes, cash and cash equivalents (excluding restricted cash) and the letter of credit issued related to leases.  On December 21, 2011, we entered agreements which waived the existing maximum leverage ratio covenant, as well as the consolidated interest ratio, for the three aforementioned credit facilities for a period beginning on October 1, 2011 and ending on (and including) March 31, 2013.  On August 1, 2012, we entered into agreements which extended these waivers through December 31, 2013 (the “August 2012 Agreements”).  Refer to Note 9 — Long-Term Debt in our condensed consolidated financial statements for further information regarding the terms and fees associated with these agreements.  The August 2012 Agreements required us to utilize $99.9 million of cash to repay outstanding debt under these facilities and beginning with September 30, 2012, we have implemented a quarterly cash sweep whereby excess cash over $100.0 million will be used to repay debt under the under the 2007 Credit Facility, The debt repayment of $99.9 million and the future cash sweep may limit the amount of available cash for future growth and other working capital needs of the Company.

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

Pursuant to the current terms of the 2007 Credit Facility, the existing collateral maintenance financial covenant is waived, which required us to maintain pledged vessels with a value equal to at least 130% of our current borrowings, and accelerated the reductions of the total facility which began on March 31, 2009.  Please read the 2011 10-K for further details.  The collateral maintenance covenant is waived until we can represent that we are in compliance with all of our financial covenants.  Under the collateral maintenance covenants of our $253 Million Term Loan Facility, our $100 Million Term Loan Facility, and the 2010 Baltic Trading Credit Facility, the aggregate valuations of our vessels pledged under each facility must at least be a certain percentage of loans outstanding (or, in the case of the 2010 Baltic Trading Credit Facility, the total amount we may borrow), which percentages are

135%, 130%, and 140%, respectively.  Under our $253 Million Term Loan Facility, the amount payable upon early termination of any interest rate swaps under the facility is added to outstanding loans for purposes of this covenant.  If our valuations fall below the applicable percentage, we must provide additional acceptable collateral, repay a portion of our borrowings, or (in the case of the 2010 Baltic Trading Credit Facility) permanently reduce the amount we may borrow under the facility to the extent required to restore our compliance with the applicable covenant.  The Company estimates that it would not be in compliance if the valuation of its collateral under the $100 Million Term Loan Facility as of August 17, 2012 were to decline approximately 6%. If it is likely that we would not be in compliance with this covenant, we expect to pay down sufficient outstanding debt on the facility to meet the covenant requirement utilizing cash and cash equivalents on hand.

Dividend Policy

Historically, our dividend policy, which commenced in November 2005, has been to declare quarterly distributions to shareholders by each February, May, August and November, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our Board of Directors determines we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  In the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.  Under the current terms of the 2007 Credit Facility, we are required to suspend the payment of cash dividends until we can represent that we are in a position to satisfy the collateral maintenance covenant.  Refer to the 2011 10-K for further information regarding the current terms of the 2007 Credit Facility.  As such, a dividend has not been declared during 2009, 2010, 2011 or the nine months ended September 30, 2012.

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

Cash Flow

Net cash used in operating activities for the nine months ended September 30, 2012 was $4.0 million versus $121.3 million of net cash provided by operating activities for the nine months ended September 30, 2011. The decrease in cash provided by operating activities was primarily due to a net loss of $108.9 million for the first nine months of 2012 compared to net income of $23.4 million for the same period of 2011, which resulted from lower charter rates achieved in the first nine months of 2012 versus the prior year period for the majority of the vessels in our fleet.

Net cash used in investing activities for the nine months ended September 30, 2012 and 2011 was $3.2 million and $100.4 million, respectively.  The decrease was primarily due to fewer funds used for purchases of vessels during the first nine months of 2012 compared to the same period in 2011. For the nine months ended September 30, 2012, cash used in investing activities primarily related to the purchase of fixed assets in the amount of $1.9 million and vessel related equipment totaling $0.9 million. For the nine months ended September 30, 2011, cash used in investing activities predominantly related to purchases of vessels in the amount of $98.9 million.

Net cash used in financing activities was $132.9 million during the nine months ended September 30, 2012 as compared to thirty-nine thousand dollars during the nine months ended September 30, 2011.  The increase in cash used in financing activities was primarily due to the Company prepaying an aggregate of $99.9 million under its agreements to amend the 2007 Credit Facility, the $253 Million Term Loan Facility and the $100 Million Term Loan Facility in August 2012 as well as making a scheduled debt repayment under the 2007 Credit Facility of $48.2 million in July 2012. This was offset by $49.9 million of net proceeds provided by our follow-on offering in

February 2012. Cash used in financing activities for the first nine months of 2012 consisted of $118.6 million repayment of debt under the 2007 Credit Facility, $40.6 million repayment of debt under the $253 Million Term Loan Facility, $15.4 million repayment of debt under the $100 Million Term Loan Facility, $4.3 million of deferred financing costs and the $3.9 million dividend payment of our subsidiary, Baltic Trading, to its outside shareholders. Cash used in financing activities during the first nine months of 2011 mainly consisted of $21.5 million of proceeds from the $253 Million Term Loan Facility related to the Bourbon vessels acquired and $40.0 million of proceeds from the $100 Million Term Loan Facility related to the Metrostar vessels acquired offset by the following uses of cash: $37.5 million repayment of debt under the 2007 Credit Facility, $14.8 million repayment of debt under the $253 Million Term Loan Facility, $3.2 million repayment of debt under the $100 Million Term Loan Facility and the $5.6 million dividend payment of our subsidiary, Baltic Trading, to its outside shareholders.

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

As of September 30, 2012, we believe we are in compliance with all of the financial covenants under our 2007 Credit Facility, as amended; the $100 Million Term Loan Facility, as amended; the $253 Million Term Loan Facility, as amended and the 2010 Baltic Trading Credit Facility.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At September 30, 2012 and December 31, 2011, we had five and eight interest rate swap agreements with DnB NOR Bank, respectively, to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $356.2 million and $606.2 million, respectively, and the swaps have specified rates and durations.

Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed consolidated financial statements, which summarizes the interest rate swaps in place as of September 30, 2012 and December 31, 2011.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contract, or commitments to perform in the future a shipping service between ship owners, charterers and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of September 30, 2012 and December 31, 2011.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of September 30, 2012.  The table incorporates the employment agreement entered into in September 2007 with our Chief Financial Officer, John Wobensmith.  The interest and borrowing fees reflect the 2007 Credit Facility, the 2010 Baltic Trading Credit Facility, the $100 Million Term Loan Facility, the $253 Million Term Loan Facility and the 2010 Notes utilizing the coupon rate of 5% which were issued on July 27, 2010 and the interest rate swap agreements as discussed above under the section “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements.”  On August 1, 2012, we entered into the August 2012 agreements which amended or waived certain provisions of the 2007 Credit Facility, the $100 Million Term Loan Facility and the $253 Million Term Loan Facility.  Refer to Note 9 — Long-Term Debt in our condensed consolidated financial statements for further information regarding the fees and debt prepayments required as part of the agreements.  We have included these amounts in the credit agreement payments and interest and borrowing fees below.  The following table also incorporates the future lease payments associated with our two lease agreements.  Refer to Note 19 — Commitments and Contingencies in our condensed consolidated financial statements for further information regarding the terms of our two lease agreements.

	Total	Less than One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Credit Agreements	$1,413,439	$—	$220,772	$614,493	$578,174
2010 Notes	125,000	—	—	125,000	—
Interest and borrowing fees (2)	263,552	19,254	139,245	80,223	24,830
Executive employment agreement	455	118	337	—	—
Office leases	26,637	375	2,999	3,159	20,104
Totals	$1,829,083	$19,747	$363,353	$822,875	$623,108

(1)         Represents the three-month period ending December 31, 2012.

(2)         Includes the 1.25% fee payable to lenders under the 2007 Credit Facility due upon the maturity of the facility.

Interest expense has been estimated using the fixed hedge rate for the effective period and notional amount of the debt which is effectively hedged and 0.25% for the portion of the debt that has no designated swap against it, plus the applicable bank margin of 3.00% for the 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility.  We are obligated to pay certain commitment fees in connection with all of our credit facilities, which have been reflected within interest and borrowing fees.  These commitment fees include the facility fee for the 2007 Credit Facility which represents 1.0% per annum on the average daily outstanding principal amount of the outstanding loans under the facility.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings. We estimate our drydocking costs and scheduled off-hire days for our fleet through 2013 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2012 (October 1- December 31, 2012)	$—	2
2013	$7.8	200

The costs reflected are estimates based on drydocking our vessels in China. Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.  The Genco Hunter drydock concluded on October 2, 2012.  The majority of the costs associated with this drydock were incurred during the third quarter of 2012.

We estimate that each drydock will result in 20 days of off-hire.  Actual length will vary based on the condition of the vessel, yard schedules and other factors.  Included in the total estimated offhire days during the fourth quarter of 2012 is a portion of the Genco Hunter drydock which amounted to two days.

During the nine months ended September 30, 2012 and 2011, we incurred a total of $10.4 million and $2.7 million of drydocking costs, respectively.

We estimate that none of our vessels will be drydocked in the remainder of 2012.  An additional 10 of our vessels will be drydocked in 2013.

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

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $100 Million Term Loan Facility and our $253 Million Term Loan Facility, as well as the 2010 Baltic Trading Credit Facility, at September 30, 2012, and the collateral maintenance covenant under our 2007 Credit Facility was waived at September 30, 2012, as discussed in Note 9 — Long-Term Debt in our condensed consolidated financial statements.  In the chart below, we list each of our vessels that represent the collateral for the aforementioned credit facilities, the year it was built, the year we acquired it, and its carrying value at September 30, 2012.  At September 30, 2012, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date were lower than their carrying values at September 30, 2012.  For the Genco Ocean, Genco Bay, Genco Avra, Genco Mare and Genco Spirit, the last compliance testing date was August 17, 2012, in accordance with the terms of the $100 Million Term Loan Facility; and for all other vessels, the compliance testing date was June 30, 2012, in accordance with the terms of the applicable credit facility.

The amount by which the carrying value at September 30, 2012 of all of the vessels in our fleet exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $3.7 million to $75.8 million per vessel, compared to $2.2 million to $73.8 million per vessel as of December 31, 2011.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $22.3 million as of September 30, 2012 and $19.6 million as of December 31, 2011.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels.

Vessels	Year Built	Year Acquired	Carrying Value (U.S. Dollars in thousands) as of September 30, 2012
2007 Credit Facility
Genco Reliance	1999	2004	$15,611
Genco Vigour	1999	2004	21,345
Genco Explorer	1999	2004	15,482
Genco Carrier	1998	2004	15,798
Genco Sugar	1998	2004	14,484
Genco Pioneer	1999	2005	15,330
Genco Progress	1999	2005	15,491
Genco Wisdom	1997	2005	14,923
Genco Success	1997	2005	14,858
Genco Beauty	1999	2005	21,498
Genco Knight	1999	2005	21,227
Genco Leader	1999	2005	21,165
Genco Marine	1996	2005	14,167
Genco Prosperity	1997	2005	15,037
Genco Muse	2001	2005	21,119
Genco Acheron	1999	2006	21,030
Genco Surprise	1998	2006	19,990
Genco Augustus	2007	2007	104,431
Genco Tiberius	2007	2007	104,619
Genco London	2007	2007	105,942
Genco Titus	2007	2007	106,439
Genco Challenger	2003	2007	32,693
Genco Charger	2005	2007	35,972
Genco Warrior	2005	2007	52,624
Genco Predator	2005	2007	54,045
Genco Hunter	2007	2007	57,883
Genco Champion	2006	2008	37,547
Genco Constantine	2008	2008	111,647
Genco Raptor	2007	2008	76,244
Genco Cavalier	2007	2008	62,315
Genco Thunder	2007	2008	76,398
Genco Hadrian	2008	2008	109,605
Genco Commodus	2009	2009	112,048
Genco Maximus	2009	2009	112,019
Genco Claudius	2010	2009	113,734
TOTAL			$1,764,760

$100 Million Term Loan Facility
Genco Bay	2010	2010	31,663
Genco Ocean	2010	2010	31,715
Genco Avra	2011	2011	32,813
Genco Mare	2011	2011	32,708
Genco Spirit	2011	2011	33,345
TOTAL			$162,244

$253 Million Term Loan Facility
Genco Aquitaine	2009	2010	33,362
Genco Ardennes	2009	2010	33,525
Genco Auvergne	2009	2010	33,487
Genco Bourgogne	2010	2010	33,458
Genco Brittany	2010	2010	33,523
Genco Languedoc	2010	2010	33,691
Genco Loire	2009	2010	30,500
Genco Lorraine	2009	2010	30,191
Genco Normandy	2007	2010	27,903
Genco Picardy	2005	2010	27,517
Genco Provence	2004	2010	27,143
Genco Pyrenees	2010	2010	33,437
Genco Rhone	2011	2011	35,072
TOTAL			$412,809

2010 Baltic Trading Credit Facility
Baltic Leopard	2009	2009	32,013
Baltic Panther	2009	2010	32,090
Baltic Cougar	2009	2010	32,241
Baltic Jaguar	2009	2010	32,149
Baltic Bear	2010	2010	67,129
Baltic Wolf	2010	2010	66,860
Baltic Wind	2009	2010	30,715
Baltic Cove	2010	2010	31,032
Baltic Breeze	2010	2010	31,596
TOTAL			$355,825

Consolidated Total			$2,695,638

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  We held five and eight interest rate swap agreements with DnB Bank ASA at September 30, 2012 and December 31, 2011, respectively, to manage future interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $356.2 million and $606.2 million, respectively, and the swaps have specified rates and durations.  Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed consolidated financial statements which summarizes the interest rate swaps in place as of September 30, 2012 and December 31, 2011.

The swap agreements with effective dates prior to September 30, 2012 synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of the swap plus the applicable margin of 2.00% until August 1, 2012 and 3.00% thereafter during the three and nine months ended September 30, 2012.  Effective August 1, 2012, the applicable margin over LIBOR for the 2007 Credit Facility increased from 2.00% to 3.00% pursuant to the August 2012 Agreements.  Refer to Note 9 — Long-Term Debt in our condensed consolidated financial statements for further information regarding this amendment.

The total liability associated with the swaps at September 30, 2012 is $18.9 million, of which $0.6 million is current, and $25.3 million at December 31, 2011, of which $1.7 million is current, and is presented as the fair value of derivatives on the balance sheet.  As of September 30, 2012 and December 31, 2011, the Company has accumulated other comprehensive loss (“AOCI”) of ($18.9) million and ($25.2) million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in a minimal amount of other income (expense) during the three and nine months ended September 30, 2012 and 2011.  At September 30, 2012, ($10.1) million of AOCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  For the nine month period ending September 30, 2011, we paid LIBOR plus 2.00% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for such swap’s effective period.  Effective December 21, 2011, we were also subject to a facility fee of 2.00% per annum on the average daily outstanding principal amount of the outstanding loan under the 2007 Credit Facility pursuant to the amendment entered into with our lenders under this facility which was reduced to 1.0% on February 28, 2012 when we consummated an equity offering resulting in gross proceeds of $53.3 million.  Additionally, effective August 1, 2012, the applicable margin over LIBOR for the 2007 Credit Facility increased from 2.00% to 3.00% pursuant to the August 2012 Agreements.  Refer to Note 9 — Long-Term Debt in our condensed consolidated financial statements for further information regarding these amendments.  During the nine months ended September 30, 2012 and 2011, we also paid LIBOR plus 3.00% on the outstanding debt under the $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility.  A 1% increase in LIBOR would result in an increase of $8.6 million in interest expense for the nine months ended September 30, 2012, considering the increase would be only on the unhedged portion of the debt.

Derivative financial instruments

As of September 30, 2012 and December 31, 2011, we held five and eight interest rate swap agreements, respectively, with DnB Bank ASA to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $356.2 million and $606.2 million, respectively, and the swaps have specified rates and durations.  Refer to the table in

Note 11 — Interest Rate Swap Agreements of our condensed consolidated financial statements which summarizes the interest rate swaps in place as of September 30, 2012 and December 31, 2011.

The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  The interest rate differential pertaining to the interest rate swaps for the three months ended September 30, 2012 and 2011 was $3.0 million and $7.4 million, respectively.  The interest rate differential pertaining to the interest rate swaps for the nine months ended September 30, 2012 and 2011 was $10.4 million and $22.0 million, respectively.  The Company is currently utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of AOCI.  The ineffective portion is recognized as other (expense) income, which is a component of other (expense) income.  If for any period of time we did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation would be recognized as other (expense) income.

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

Investments

We hold an investment in Jinhui of $23.8 million at September 30, 2012, which is classified as available for sale under Accounting Standards Codification 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”).  The investment is classified as a noncurrent asset based on our intent to hold the investment at each reporting date.  The investments that are classified as available for sale are subject to risk of changes in market value, which if determined to be impaired (other than temporarily impaired), could result in realized impairment losses.  The Company reviews the carrying value of such investments on a quarterly basis to determine if any valuation adjustments are appropriate under ASC 320-10.  We will continue to evaluate the investment on a quarterly basis to determine the likelihood of any further significant adverse effects on the fair value.  For the three and nine months ended September 30, 2012 and 2011, we have not deemed our investment to be impaired.  In the event we determine that the Jinhui investment is subject to any impairment, the amount of the impairment would be reclassified from AOCI and recorded as a loss in the Condensed Consolidated Statement of Operations for the amount of the impairment.

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

10.1

Amendment and Supplement No. 6 to Senior Secured Credit Agreement by and among Genco Shipping & Trading Limited, the lenders party thereto, DnB Bank ASA (f/k/a DnB NOR Bank ASA), New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and DnB Bank ASA and Bank of Scotland PLC, as mandated lead arrangers.(7)

10.2

Second Supplemental Agreement dated as of August 1, 2012 to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(7)

10.3

Second Amendment to Loan Agreement, dated as of August 1, 2012, by and among Genco Shipping & Trading Limited as Borrower, the banks and financial institutions listed in Schedule 1 thereto as Lenders, the companies listed in Schedule 2 thereto as Guarantors on a joint and several basis and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee.(7)

10.4	Letter Agreement dated as of August 6, 2012 by and among Genco Shipping & Trading Limited, the subsidiaries of Genco listed therein, and Deutsche Bank Luxembourg S.A, as Agent.(8)

31.1	Certification of President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the Nine Months Ended September 30, 2012 and 2011 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

(*)	Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2007.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2012.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2010.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2012.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: November 9, 2012	By:	/s/ Robert Gerald Buchanan
Robert Gerald Buchanan
President
(Principal Executive Officer)

DATE: November 9, 2012	By:	/s/ John C. Wobensmith
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

10.1

Amendment and Supplement No. 6 to Senior Secured Credit Agreement by and among Genco Shipping & Trading Limited, the lenders party thereto, DnB Bank ASA (f/k/a DnB NOR Bank ASA), New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and DnB Bank ASA and Bank of Scotland PLC, as mandated lead arrangers.(7)

10.2

Second Supplemental Agreement dated as of August 1, 2012 to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(7)

10.3

Second Amendment to Loan Agreement, dated as of August 1, 2012, by and among Genco Shipping & Trading Limited as Borrower, the banks and financial institutions listed in Schedule 1 thereto as Lenders, the companies listed in Schedule 2 thereto as Guarantors on a joint and several basis and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee.(7)

10.4	Letter Agreement dated as of August 6, 2012 by and among Genco Shipping & Trading Limited, the subsidiaries of Genco listed therein, and Deutsche Bank Luxembourg S.A, as Agent.(8)

31.1	Certification of President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the Nine Months Ended September 30, 2012 and 2011 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

(*)	Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2007.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2012.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2010.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2012.

(Remainder of page left intentionally blank)