Form 10-K
period 2012-12-31
GENCO SHIPPING & TRADING LTD
filed 2013-03-01
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $3.05 per share as of June 30, 2012 on the New York Stock Exchange, was approximately $113.6 million.  The registrant has no non-voting common equity issued and outstanding.  The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock as of March 1, 2013 was 44,270,273 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012, are incorporated by reference in Part III herein.

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a New York City-based company, incorporated in the Marshall Islands in 2004.  We transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding vessels of Baltic Trading Limited (“Baltic Trading”), our fleet currently consists of 53 drybulk carriers, including nine Capesize, eight Panamax, 17 Supramax, six Handymax and 13 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 3,810,000 dwt.  The average age of our current fleet is approximately 7.8 years, as compared to the average age for the world fleet of approximately 10 years for the drybulk shipping segments in which we compete.  All of the vessels in our fleet were built in shipyards with reputations for constructing high-quality vessels.  Excluding Baltic Trading, approximately 75% of the vessels in our fleet are currently on spot market-related time charters and approximately 15% are on fixed-rate time charter contracts.  Additionally, five of our vessels currently operate in the Lauritzen Pool.  Under a pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these five vessels are subject to the fluctuations of the spot market.  Most of our vessels are chartered to well-known charterers, including Lauritzen Bulkers A/S or LB/IVS Pool, in which Lauritzen Bulkers A/S acts as the pool manager (collectively, “Lauritzen Bulkers”), Cargill International S.A. (“Cargill”), Pacific Basin Chartering Ltd. (“Pacbasin”), Trafigura Beheer B.V. (“Trafigura”), Klaveness Chartering (“Klaveness) and Swissmarine Services S.A. (“Swissmarine”).

In addition, Baltic Trading’s fleet currently consists of two Capesize, four Supramax and three Handysize drybulk carriers with an aggregate carrying capacity of approximately 672,000 dwt.

If market conditions improve, we may acquire additional modern, high-quality drybulk carriers through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow.  In connection with the acquisitions made during 2007 through 2011 and our growth strategy, we negotiated the 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility (each as defined herein) that we have used to acquire vessels.  As we have used our remaining availability under these facilities, if we make acquisitions of additional vessels, we may consider additional debt or equity financing alternatives.

On June 3, 2010, we entered into an agreement to purchase a total of eight Handysize drybulk vessels, including five newbuildings, from companies within the Metrostar Management Corporation group of companies (“Metrostar”) for an aggregate purchase price of $266.0 million.  Five of these vessels are owned by us and three are owned by Baltic Trading.  Additionally, on June 24, 2010, we entered into a Master Agreement with Bourbon SA (“Bourbon”) to purchase 16 drybulk vessels, including two newbuildings, for an aggregate purchase price of $545.0 million.  We retained 13 of the 16 vessels, including one newbuilding, and the remaining three vessels were immediately resold to Maritime Equity Partners LLC (“MEP”). Our Chairman, Peter C. Georgiopoulos, controls and has a minority interest in MEP.  All eight vessels have been delivered from Metrostar and all 16 vessels have been delivered from Bourbon, three of which were sold to MEP.

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

We organized Baltic Tradingwhich completed its initial public offering, or IPO, on March 15, 2010.  As of December 31, 2012, our wholly-owned subsidiary Genco Investments LLC owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 24.78% ownership interest in Baltic Trading at December 31, 2012 and 83.17% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Baltic Trading is consolidated as we control a majority of the voting interest in Baltic Trading.  Management’s discussion and analysis of our results of operations and financial condition includes the results of Baltic Trading.

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

We provide technical services for drybulk vessels purchased by MEP under an agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  MEP will have the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee or without a fee upon a change of our control.  We may terminate provision of the services at any time on 60 days notice.  Mr. Georgiopoulos controls and has a minority interest in MEP.  This arrangement was approved by an independent committee of our Board of Directors.

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

299 Park Avenue, 12th Floor

New York, NY 10171

BUSINESS STRATEGY

Our strategy is to manage and expand our fleet in a manner that maximizes our cash flows from operations.  To accomplish this objective, we intend to:

•                  Strategically expand the size of our fleet — If market conditions improve, we may acquire additional modern, high-quality drybulk carriers through timely and selective acquisitions of vessels in a manner that is accretive to our cash flows.  If we make acquisitions of additional vessels, we may consider additional debt or equity financing alternatives.

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

•                  Pursue an appropriate combination of time and spot charters - All of our 53 vessels, excluding those of Baltic Trading, are under time charters, spot market-related time charters or pool agreements.  Charters under fixed rate contracts provide us with relatively stable revenues, and charterers under spot market-related time charters provide us with market revenues, both of which provide us with a high fleet utilization.  We may in the future pursue other market opportunities for our vessels to capitalize on market conditions, including arranging longer or shorter charter periods and entering into short-term time charters, voyage charters and use of vessel pools.  Our charter strategy through the current unfavorable market condition has been focused on signing short-term or spot market-related contracts with multinational charterers in order to preserve our ability to capitalize on possible future rate increases.

•                  Maintain low-cost, highly efficient operations — During the year ended December 31, 2012, we outsourced technical management of our fleet, to Wallem Shipmanagement Limited (“Wallem”), Anglo-Eastern Group (“Anglo”), and V.Ships Limited (“V.Ships”), third-party independent technical managers, at a cost we believe is lower than what we could achieve by performing the function in-house.  Our management team actively monitors and controls vessel operating expenses incurred by the independent technical managers by overseeing their activities.  Finally, we seek to maintain low-cost, highly efficient operations by capitalizing on the cost savings and economies of scale that result from operating sister ships.

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

OUR CHARTERS

As of February 27, 2013, excluding Baltic Trading, we employed 40 of our 53 drybulk carriers under spot market-related time charters, which are time charters with rates based on published Baltic Indices.  These types of charters are similar to time charters with the exception of having a fixed rate over the term of the time charter agreement.  As such, the revenue earned by these 40 vessels is subject to the fluctuations of the spot market.  Four of these vessels have spot market-related time charters which are linked with a floor of $8,500 and a ceiling of $13,500 daily with a 50% profit sharing arrangement to apply to any amount above the ceiling.  The rate is based on 115% of the average of the daily rates of the Baltic Handysize index as reflected in daily reports.  Additionally, as of February 27, 2013, excluding Baltic Trading, we employed eight of our 53 drybulk carriers under fixed-rate time charters.  A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the disposal of the charterer.  Under a time charter, the charterer periodically pays a fixed daily charterhire rate to the owner of the vessel and bears all voyage expenses, including the cost of bunkers (“fuel”), port expenses, agents’ fees and canal dues.

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

In connection with the charter of each of our vessels, we incur commissions generally ranging from 1.25% to 6.25% of the total daily charterhire rate of each charter to third-parties, depending on the number of brokers involved with arranging the relevant charter.

We monitor developments in the drybulk shipping industry on a regular basis and strategically adjust the charterhire periods for our vessels according to market conditions as they become available for charter.

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun Logix Corporation (“Samsun”), when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application.  On February 5, 2010, the rehabilitation plan submitted by Samsun was approved by the South Korean courts.  As part of the rehabilitation process, our claim of approximately $17.2 million will be settled in the following manner: 34%, or approximately $5.9 million, will be paid in cash in annual installments on December 30 of each year from 2010 through 2019 ranging in percentages from eight to 17; the remaining 66%, or approximately $11.3 million, converted to Samsun shares at a specified value per share.  During the year ended December 31, 2012, we have recorded $0.3 million as other operating income which represents 50% of the portion (9%) of the cash settlement that was due on December 30, 2012 as this was the only amount remitted by Samsun. During the year ended December 31, 2011, we have recorded $0.5 million as other operating income which represents the portion (9%) of the cash settlement that was due on December 30, 2011.  During the year ended December 31, 2010, we have recorded $0.6 million as other operating income which represents the portion (10%) of the cash settlement which was due on December 30, 2010.

During January 2011, the Genco Success, a 1997-built Handymax vessel, was on charter to Korea Line Corporation (“KLC”) when KLC filed for a rehabilitation application.  On July 3, 2012, the rehabilitation plan submitted by KLC was approved by the South Korean courts.  As part of the rehabilitation process, our claim of approximately $0.8 million will be settled in the following manner:  37%, or approximately $0.3 million, will be paid in cash in annual installments on December 30 of each year from 2012 through 2021 ranging in percentages from 0.5 to 43; the remaining 63%, or approximately $0.5 million, converted to KLC shares at a specified value per share.  During the year ended December 31, 2012, we have recorded two-thousand dollars as other operating income which represents the portion (0.5%) of the cash settlement that was due on December 30, 2012.

The following table sets forth information about the current employment of the vessels currently in our fleet as of February 27, 2013:

Genco Shipping & Trading Limited

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	March 2013	100% of BCI
Genco Tiberius	2007	Cargill International S.A.	September 2013	100% of BCI
Genco London	2007	Cargill International S.A.	July 2013	100% of BCI
Genco Titus	2007	Swissmarine Services S.A.	June 2013	100% of BCI
Genco Constantine	2008	Cargill International S.A.	October 2013	100% of BCI
Genco Hadrian	2008	Swissmarine Services S.A.	October 2013	98.5% of BCI(3)
Genco Commodus	2009	Swissmarine Services S.A.	May 2013	99% of BCI
Genco Maximus	2009	Swissmarine Services S.A.	December 2013	98.5% of BCI(4)
Genco Claudius	2010	Swissmarine Services S.A.	January 2014	98.5% of BCI(5)

Panamax Vessels
Genco Beauty	1999	Global Maritime Investments Ltd.	May 2013	97% of BPI
Genco Knight	1999	Swissmarine Services S.A.	January 2014	98% of BPI(6)
Genco Leader	1999	TTMI Sarl	December 2013	100% of BPI(7)
Genco Vigour	1999	Global Maritime Investments Ltd.	March 2013	97% of BPI
Genco Acheron	1999	Global Maritime Investments Ltd.	March 2013	97% of BPI

Genco Surprise	1998	Swissmarine Services S.A.		September 2013	97% of BPI
Genco Raptor	2007	Global Maritime Investments Ltd.		March 2013	100% of BPI
Genco Thunder	2007	Swissmarine Services S.A.		June 2013	97% of BPI

Supramax Vessels
Genco Predator	2005	D’Amico Dry Ltd.		May 2013/Oct. 2014	103% of BSI/101% of BSI(8)
Genco Warrior	2005	Pacific Basin Chartering Ltd.		May 2014	101% of BSI
Genco Hunter	2007	Pacific Basin Chartering Ltd.		July 2013	105% of BSI
Genco Cavalier	2007	West Line Shipping Co., Ltd.		March 2013	$7,000(9)
Genco Lorraine	2009	Pioneer Navigation Ltd.		July 2013	$9,400
Genco Loire	2009	Clipper Bulk Shipping N.V.		July 2013	$9,950
Genco Aquitaine	2009	Pioneer Navigation Ltd.		March 2013	100% of BSI
Genco Ardennes	2009	Hamburg Bulk Carriers		February 2014	$10,250
Genco Auvergne	2009	Pacific Basin Chartering Ltd.		April 2013	100% of BSI
Genco Bourgogne	2010	Thoresen Shipping Singapore PTE Ltd.		July 2013	$8,000(10)
Genco Brittany	2010	D’Amico Dry Ltd.		April 2013	100% of BSI
Genco Languedoc	2010	Clipper Bulk Shipping N.V./D’Amico Dry Ltd.		Mar. 2013/Jan. 2015	$8,500/100% of BSI(11)
Genco Normandy	2007	Pacific Basin Chartering Ltd.		March 2013	$8,500(12)
Genco Picardy	2005	Pioneer Navigation Ltd.		December 2014	101% of BSI(13)
Genco Provence	2004	Pioneer Navigation Ltd.		March 2014	101% of BSI(14)
Genco Pyrenees	2010	Navig8 Inc.		March 2013	100% of BSI
Genco Rhone	2011	AMN Bulk Carriers Inc.		March 2013	100% of BSI

Handymax Vessels
Genco Success	1997	ED & F MAN Shipping Ltd	.	April 2013	91.5% of BSI
Genco Carrier	1998	Klaveness Chartering		June 2013	91% of BSI
Genco Prosperity	1997	ED & F MAN Shipping Ltd	.	June 2013	$7,000(15)
Genco Wisdom	1997	JIT International Co., Ltd.		April 2013	$7,900(16)
Genco Marine	1996	ED & F MAN Shipping Ltd	.	April 2013	91% of BSI
Genco Muse	2001	Trafigura Beheer B.V.		March 2013	93.5% of BSI

Handysize Vessels
Genco Explorer	1999	Lauritzen Bulkers A/S		May 2013	Spot(17)
Genco Pioneer	1999	Lauritzen Bulkers A/S		May 2013	Spot(17)
Genco Progress	1999	Lauritzen Bulkers A/S		February 2014	Spot(17)
Genco Reliance	1999	Lauritzen Bulkers A/S		February 2014	Spot(17)
Genco Sugar	1998	Lauritzen Bulkers A/S		February 2014	Spot(17)
Genco Charger	2005	Pacific Basin Chartering Ltd.		February 2015	100% of BHSI(18)
Genco Challenger	2003	Pacific Basin Chartering Ltd.		February 2015	100% of BHSI(19)
Genco Champion	2006	Pacific Basin Chartering Ltd.		March 2013	100% of BHSI
Genco Ocean	2010	Cargill International S.A.		June 2013	$8,500-$13,500 with 50% profit sharing(20)
Genco Bay	2010	Cargill International S.A.		March 2013	$8,500-$13,500 with 50% profit sharing(20)
Genco Avra	2011	Cargill International S.A.		March 2014	$8,500-$13,500 with 50% profit sharing(20)
Genco Mare	2011	Cargill International S.A.		May 2015	115% of BHSI
Genco Spirit	2011	Cargill International S.A.		September 2014	$8,500-$13,500 with 50% profit sharing(20)

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

(3) We have reached an agreement with Swissmarine Services S.A. on a spot market-related time charter for 10.5 to 13.5 months based on 98.5% of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 98.5%.  The vessel delivered to charterers on December 7, 2012.

(4) We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter for 11 to 13.5 months based on 98.5% of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 98.5%.  The extension began on January 18, 2013.

(5) We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter for 11 to 13.5 months based on 98.5% of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 98.5%.  The extension began on February 12, 2013.

(6) We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter based on 98% of the Baltic Panamax Index (BPI), published by the Baltic Exchange, as reflected in daily reports, except for the initial 10 days in which hire is based on 98% of the rate for the Baltic Panamax P3A route.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  The minimum and maximum expiration dates of the time charter are January 1, 2014 and April 1, 2014, respectively.  Genco maintains the option to convert to a fixed rate based on Panamax FFA values at 98%.  The extension is expected to begin on or about March 9, 2013.

(7) We have reached an agreement with TTMI Sarl on a spot market-related time charter for 10 to 15 months based on 100% of the BPI, as reflected in daily reports, except for the initial 40 days in which hire is based on 100% of the rate for the Baltic Panamax P3A route.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Panamax FFA values at 100%.  The vessel’s previous time charter ended on January 23, 2013 and delivered to the new charterers on February 5, 2013 after repositioning.

(8) We have agreed to an extension with D’Amico Dry Ltd. on a spot market-related time charter based on 101% of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  The minimum and maximum expiration dates of the time charter are October 7, 2014 and January 7, 2015, respectively.  Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 101%.  The extension is expected to begin on or about May 11, 2013.

(9) We have reached an agreement with West Line Shipping Co., Ltd. on a time charter for approximately 20 days at a rate of $7,000 per day.  Hire is paid every 15 days in advance less a 5.00% third party brokerage commission.  The vessel delivered to charterers on February 20, 2013 after repositioning.  The vessel’s previous time charter with Pacific World Shipping PTE Ltd. at a rate of $9,500 per day ended on February 14, 2013.

(10) We have reached an agreement with Thoresen Shipping Singapore PTE Ltd. on a time charter for 8 to 13 months at a rate of $8,000 per day.  Hire is paid every 15 days in advance less a 5.00% third party brokerage commission.  The vessel delivered to charterers on November 23, 2012.

(11) We have reached an agreement with D’Amico Dry Ltd. on a spot market-related time charter based on 100% of the BSI, as reflected in daily reports, except for the initial 35 days in which the hire rate will be based on the average of the Baltic Supramax S2 and S3 routes.  Hire will be paid every 15 days in arrears less a 5.00% third party brokerage commission.  The minimum and maximum expiration dates of the time charter are January 5, 2015 and March 5, 2015, respectively.  Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 100%.  The vessel is expected to deliver to charterers on or about March 2, 2013.

(12) We have reached an agreement with Pacific Basin Chartering Ltd. on a time charter for 3 to 5.5 months at a rate of $8,500 per day.  Hire is paid every 15 days in advance less a 5.00% third party brokerage commission.  The vessel delivered to charterers on December 9, 2012 after being previously fixed with Oceanwide Services GMBH on a time charter at a rate of $8,100 per day beginning on November 15, 2012.

(13) We have reached an agreement with Pioneer Navigation Ltd. on a spot market-related time charter based on 101% of the BSI, as reflected in daily reports, except for the initial 38 days in which the hire rate will be $5,000 per day.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  The minimum and maximum expiration dates of the time charter are December 1, 2014 and February 15, 2015, respectively.  Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 101%.  The vessel delivered to charterers on February 20, 2013.

(14) We have reached an agreement with Pioneer Navigation Ltd. on a spot market-related time charter based on 101% of the BSI, as reflected in daily reports, except for the initial 30 days in which the hire rate will be $5,500 per day.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  The minimum and maximum expiration dates of the time charter are March 1, 2014 and June 1, 2014, respectively.  Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 101%.  The vessel delivered to charterers on January 1, 2013.

(15) We have reached an agreement with ED & F MAN Shipping Ltd. on a time charter for 3.5 to 7 months at a rate of $7,000 per day less a 5.00% third party brokerage commission.  Hire is paid every 15 days in advance.  The vessel delivered to charters on February 22, 2013 after repositioning.  The vessel’s previous time charter with Jaldhi Overseas PTE Ltd. at a rate of $4,000 per day ended on February 17, 2013.

(16) We have reached an agreement with JIT International Co., Ltd. on a time charter for 4 to 6.5 months at a rate of $7,900 per day less a 5.00% third party brokerage commission.  Hire is paid every 15 days in advance.  The vessel delivered to charterers on December 6, 2012.

(17) We have reached an agreement to enter these vessels into the LB/IVS Pool whereby Lauritzen Bulkers A/S acts as the pool manager. We can withdraw up to two vessels with three months’ notice and the remaining three vessels with 12 months’ notice.

(18) We have reached an agreement with Pacific Basin Chartering Ltd. on a spot market-related time charter based on 100% of the Baltic Handysize Index (BHSI), as published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  The minimum and maximum expiration dates of the time charter are February 15, 2015 and May 15, 2015, respectively.  Genco maintains the option to convert to a fixed rate based on Handysize FFA values at 100%.  The vessel delivered to charterers on January 31, 2013.

(19) We have reached an agreement with Pacific Basin Chartering Ltd. on a spot market-related time charter for 23 to 27 months based on 100% of the BHSI, as reflected in daily reports. Hire will be paid every 15 days in arrears less a 5.00% third party brokerage commission. Genco maintains the option to convert to a fixed rate based on Handysize FFA values at 100%.  The vessel is currently in drydock for scheduled repairs and is expected to deliver to charterers on or about March 11, 2013.

(20) The rate for the spot market-related time charter is linked with a floor of $8,500 and a ceiling of $13,500 daily with a 50% profit sharing arrangement to apply to any amount above the ceiling. The rate is based on 115% of the average of the daily rates of the BHSI, as reflected in daily reports. Hire is paid every 15 days in advance net of a 5.00% third party brokerage commission.  These vessels were acquired with existing time charters with below-market rates. For these below-market time charters, Genco allocates the purchase price between the respective vessels and an intangible liability for the value assigned to the below-market charter-hire. This intangible liability is amortized as an increase to voyage revenues over the minimum remaining terms of the applicable charters, at which point the respective liabilities will be amortized to zero and the vessels will begin earning the ‘‘Cash Daily Rate.’’ For cash flow purposes, Genco will continue to receive the rate presented in the ‘‘Cash Daily Rate’’ column until the charter expires.  Specifically, for the Genco Spirit, Genco Avra, Genco Ocean and Genco Bay, the daily amount of amortization associated with the below-market rates are approximately $200, $350, $700 and $750 per day over the actual cash rate earned, respectively.

Baltic Trading Limited

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	May 2013	101.5% of BCI (2)
Baltic Wolf	2010	Cargill International S.A.	May 2014	100% of BCI (3)

Supramax Vessels
Baltic Leopard	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	February 2014	95% of BSI (4)
Baltic Panther	2009	Klaveness Chartering	April 2013	95% of BSI (5)
Baltic Jaguar	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	April 2014	95% of BSI (6)
Baltic Cougar	2009	Pacific World Shipping PTE Ltd.	March 2013	$7,500(7)
Handysize Vessels
Baltic Wind	2009	Cargill International S.A.	May 2013	115% of BHSI (8)
Baltic Cove	2010	Cargill International S.A.	February 2014	115% of BHSI (8)
Baltic Breeze	2010	Cargill International S.A.	July 2014	115% of BHSI (8)

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

(7)         We have reached an agreement with Pacific World Shipping PTE Ltd. on a time charter for approximately 20 days at a rate of $7,500 per day.  Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.  The vessel delivered to charters on February 18, 2013 after repositioning.  The vessel was previously fixed with Bulk Marine Ltd. on a time charter at a rate of $9,250 per day which ended on February 12, 2013.

(8)         The rate for each of these spot market-related time charters is based on 115% of the average of the daily rates of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T

CLASSIFICATION AND INSPECTION

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

As of March 1, 2013, we employed 35 shore-based personnel and approximately 1,400 seagoing personnel on our vessels, including Baltic Trading.

CUSTOMERS

Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels.  We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities.  Our customers include national, regional and international companies, such as Lauritzen Bulkers, Cargill, Pacbasin, Trafigura, Klaveness and Swissmarine. For the year ended December 31, 2012, one of our charterers, Cargill, accounted for more than 10% of our voyage revenue, or 31.3%, in the aggregate.

COMPETITION

Our business fluctuates in line with the main patterns of trade of the major drybulk cargoes and varies according to changes in the supply and demand for these items.  We operate in markets that are highly competitive and based primarily on supply and demand.  We compete for charters on the basis of price, vessel location and size, age and condition of the vessel, as well as on our reputation as an owner and operator.  We compete with other owners of drybulk carriers in the Capesize, Panamax, Supramax, Handymax and Handysize class sectors, some of whom may also charter our vessels as customers.  Ownership of drybulk carriers is highly fragmented and is divided among approximately 1,670 independent drybulk carrier owners.

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

We maintain protection and indemnity insurance coverage for pollution of $1 billion per vessel per incident.  The 13 P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities.  We are a member of  P&I Associations, which are members of the International Group. As a result, we are subject to calls payable to the associations based on the group’s claim records as well as the claim records of all other members of the individual associations and members of the pool of P&I Associations comprising the International Group.

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

The IMO’s Maritime Environment Protection Committee, or MEPC, adopted amendments to Annex VI on October 10, 2008, which entered into force on July 1, 2010.  The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulphur contained in any fuel oil used on board ships.  As of January 1, 2012, the amended Annex VI requires that fuel oil contain no more than 3.50% sulfur (from the previous cap of 4.50%). By January 1, 2020, sulfur content must not exceed 0.50%, subject to a feasibility review to be completed no later than 2018.

Sulfur content standards are even stricter within certain “Emission Control Areas” (“ECAs”). As of July 1, 2010, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 1.0% (from 1.50%), which will be further reduced to 0.10% on January 1, 2015. Amended Annex VI establishes procedures for designating new ECAs. Currently, the Baltic Sea and the North Sea have been so designated. Effective August 1, 2012, certain coastal areas of North America were designated ECAs, as will the applicable areas of the United States Caribbean Sea, effective January 1, 2014. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

As of January 1, 2013, MARPOL made mandatory certain measures relating to energy efficiency for ships. All new ships are required to utilize the Energy Efficiency Design Index (EEDI) and all ships must use a Ship Energy Efficiency Management Plan (SEEMP).  Our fleet is already compliant with this requirement.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation. The U.S. Environmental Protection Agency promulgated equivalent (and in some senses stricter) emissions standards in late 2009.

Safety Management System Requirements

The IMO also adopted the International Convention for the Safety of Life at Sea, or SOLAS and the International Convention on Load Lines, or the LL Convention, which impose a variety of standards that regulate the design and operational features of ships.  The IMO periodically revises the SOLAS Convention and LL Convention standards.  The Convention on Limitation of Liability for Maritime Claims (LLMC) was recently amended, and the amendments are expected to go into effect on June 8, 2015. The amendments alter the limits of liability for loss of life or personal injury and property claims against ship owners.

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

The IMO continues to review and introduce new regulations.  For example, in July 2011, MARPOL adopted amendments for the prevention of air pollution, which designate certain waters near the coasts of Puerto Rico and the U.S. Virgin Islands ECAs for emissions of nitrogen oxides, sulphur oxides, and particulate matter. The new ECA designation will enter into force on January 1, 2014. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on our operations.

The U.S. Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act

The U.S. Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills.  OPA affects all “owners and operators” whose vessels trade in the United States, its territories and possessions or whose vessels operate in U.S. waters, which includes the U.S. territorial sea and its 200 nautical mile exclusive economic zone.  The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances other than oil, whether on land or at sea.  OPA and CERCLA both define “owner or operator” in the case of a vessel as any person owning, operating or chartering by demise, the vessel. Accordingly, both OPA and CERCLA impact our operations.

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

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico may also result in additional regulatory initiatives or statutes, including the raising of liability caps under OPA.  For example, on August 15, 2012, the U.S. Bureau of Safety and Environmental Enforcement (BSEE) implemented a final drilling safety rule for offshore oil and gas operations that strengthens the requirements for safety equipment, well control systems, and blowout prevention practices.  Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes.  Additional legislation or regulations applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.

While we do not carry oil as cargo, we do carry bunkers in our drybulk carriers.  We currently maintain pollution liability coverage insurance in the amount of $1 billion per incident for each of our vessels.  If the damages from a catastrophic spill were to exceed our insurance coverage, it could have a material adverse effect on our business, financial condition, results of operations,  cash flows and ability to pay dividends.

Other United States Environmental Regulations

The U.S. Clean Water Act, or CWA, prohibits the discharge of oil or hazardous substances in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges.  The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA.  In addition, many U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law.

The EPA regulates the discharge of ballast water and other substances in U.S. waters under the CWA.  EPA regulations require vessels 79 feet in length or longer (other than commercial fishing and recreational vessels) to comply with a Vessel General Permit authorizing ballast water discharges and other discharges incidental to the operation of vessels.  The Vessel General Permit imposes technology and water-quality based effluent limits for certain types of discharges and establishes specific inspection, monitoring, recordkeeping and reporting requirements to ensure the effluent limits are met. The EPA has proposed a draft 2013 Vessel General Permit to replace the current Vessel General Permit upon its expiration on December 19, 2013, authorizing discharges incidental to operations of commercial vessels. The draft permit also contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, more stringent requirements for exhaust gas scrubbers and the use of environmentally acceptable lubricants.  U.S. Coast Guard regulations adopted under the U.S. National Invasive Species Act, or NISA, also impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering or operating in U.S. waters. As of June 21, 2012, the Coast Guard implemented revised regulations on ballast water management standards by establishing standards on the allowable concentration of living organisms in ballast water discharged from ships in U.S. waters. The revised ballast water standards are consistent with those adopted by the IMO in 2004. Compliance with the EPA and the U.S. Coast Guard regulations could require the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost, and/or otherwise restrict our vessels from entering U.S. waters.

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

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions. However, in July 2011 the MEPC adopted two new sets of mandatory requirements to address greenhouse gas emissions from ships that entered into force in January 2013. Currently operating ships will be required to develop Ship Energy Efficiency Management Plans, and minimum energy efficiency levels per capacity mile will apply to new ships. These requirements could cause us to incur additional compliance costs. The IMO is also planning to implement market-based mechanisms to reduce greenhouse gas emissions from ships at an upcoming MEPC session. The European Union has indicated that it intends to propose an expansion of the existing European Union emissions trading scheme to include emissions of greenhouse gases from marine vessels, and in January 2012 the European Commission launched a public consultation on possible measures to reduce greenhouse gas emissions from ships. In the United States, the EPA has issued a finding that greenhouse gases endanger the public health and safety and has adopted regulations to limit greenhouse gas emissions from certain mobile sources and large stationary sources. Although the mobile source emissions regulations do not apply to greenhouse gas emissions from vessels, such regulation of vessels is foreseeable, and the EPA has in recent years received petitions from the California Attorney General and various environmental groups seeking such regulation. Any passage of climate control legislation or other regulatory initiatives by the IMO, European Union, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol, that restrict emissions of greenhouse gases could require us to make significant financial expenditures which we cannot predict with certainty at this time.

International Labour Organization

The International Labour Organization (ILO) is a specialized agency of the UN with headquarters in Geneva, Switzerland. The ILO has adopted the Maritime Labor Convention 2006 (MLC 2006). A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance will be required to ensure compliance with the MLC 2006 for all ships above 500 gross tons in international trade. The MLC 2006 will enter into force one year after 30 countries with a minimum of 33% of the world’s tonnage have ratified it. On

August 20, 2012, the required number of countries was met and MLC 2006 is expected to enter into force on August 20, 2013. The ratification of MLC 2006 will require us to develop new procedures to ensure full compliance with its requirements.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security.  On November 25, 2002, the U.S. Maritime Transportation Security Act of 2002, or the MTSA, came into effect.  To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. The regulations also impose requirements on certain ports and facilities, some of which are regulated by the EPA.

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

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as ‘‘in class’’ by a classification society which is a member of the International Association of Classification Societies (IACS).  IACS issued draft harmonized Common Structural Rules, which align with the IMO goal standards, for industry reviews in 2012, and it expects them to be adopted in winter 2013.  All of our vessels have been certified as being “in class” by ABS, DNV or Lloyd’s.  All new and secondhand vessels that we purchase must be certified prior to their delivery under our standard agreements.

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

ITEM 1A.  RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “budget,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) declines in demand or rates in the drybulk shipping industry; (ii) prolonged weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance and general, administrative and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) our acquisition or disposition of vessels (xii) the number of off-hire days needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims including off-hire days; (xiii) the completion of definitive documentation with respect to time charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) those other risks and uncertainties discussed below under the heading “RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS”, and (xvi) other factors listed from time to time in our filings with the Securities and Exchange

Commission (the “SEC”).  We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•                  Our earnings and cash flows could remain at depressed levels or decline, which may leave us with insufficient cash resources to make required amortization payments under our credit facilities or cause us to breach one or more of the covenants in our credit facilities, thereby potentially accelerating the repayment of outstanding facility borrowings and our outstanding convertible notes.  Please refer to “Our payment obligations and restrictive covenants under our credit facilities may be difficult to satisfy in the current market environment” below for further details.

•                  The market values of our vessels have decreased, which may cause us to recognize losses if any of our vessels are sold or if their values are impaired.  A further decline in the market value of our vessels could trigger defaults under our credit facilities’ covenants.  In particular, all of our credit facilities contain collateral maintenance covenants, although we obtained a waiver of this covenant in our 2007 Credit Facility in 2009.  Please refer to “The market values of our vessels may decrease, which could adversely affect our operating results or cause us to breach one or more of the covenants in our credit facilities” below for further details.

•                  Our charterers may fail to meet their obligations under our time charter agreements.

•                  The value of our investment in Jinhui could further decline, and we may recognize additional impairment losses if we were to sell our shares or if the value of our investment is impaired.

The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Charterhire rates for drybulk carriers are volatile and are currently at historically low levels and may further decrease in the future, which may adversely affect our earnings.

The prolonged downturn in the drybulk charter market, from which we derive the large majority of our revenues, has severely affected the drybulk shipping industry. The Baltic Dry Index (“BDI”), an index published by The Baltic Exchange of shipping rates for 26 key drybulk routes, showed relative weakness in 2012 and recorded an average level of 920, compared to a ten-year average level of 3,504.  The BDI decreased to a historic low in February 2012.  While the BDI has since increased, there can be no assurance that the drybulk charter market will increase further, and the market could decline.

The year to date in 2013 has exhibited seasonal issues like those of the corresponding period in 2012, with seasonal factors contributing to the most recent downturn in rates, including: order timing issues for iron ore cargoes related to the celebration of the Chinese New Year; temporary disruptions of cargo availability due to strikes in Columbian coal mines; increased deliveries of newbuilding vessels for the month of January as compared to the previous three months; and short-term weather-related issues, temporarily reducing iron ore output.  In addition to these factors, there have been  a number of adverse consequences for drybulk shipping, including, among other things:

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

Approximately 85% of our vessels, excluding Baltic Trading, are currently traded at spot market rates through spot market-related time charters or a vessel pool.  For these vessels, we are exposed to changes in spot market. For the remaining vessels that are on fixed-rate time charters, we are exposed to changes in spot market rates for drybulk carriers at the time of entering into charterhire contracts and such changes may affect our earnings and the value of our drybulk carriers at any given time.  We cannot assure you that we will be able to successfully charter our vessels in the future or renew existing charters at rates sufficient to allow us to meet our obligations or to pay dividends to our shareholders.  The supply of and demand for shipping capacity strongly influences freight rates.  Because the factors affecting the supply and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable.

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

We anticipate that the future demand for our drybulk carriers will be dependent upon economic growth in the world’s economies, particularly China and India, seasonal and regional changes in demand, changes in the capacity of the global drybulk carrier fleet and the sources and supply of drybulk cargo to be transported by sea.  Adverse economic, political, social or other developments, including a change in worldwide fleet capacity, could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

The current oversupply of drybulk carrier capacity may lead to further reductions in charterhire rates and profitability.

The market supply of drybulk carriers has been increasing as a result of the delivery of numerous newbuilding orders over the last few years.  Newbuildings have been delivered in significant numbers since the beginning of 2006.  The oversupply of drybulk carrier capacity has resulted in a reduction of charterhire rates, as evidenced by the low rates we experienced in 2012.  Currently, some of our spot market-related time charterers are at times unprofitable due the volatility associated with dry cargo freight rates.  If market conditions persist, upon the expiration or termination of our vessels’ current non-spot charters, we may only be able to re-charter our vessels at reduced or unprofitable rates, or we may not be able to charter these vessels at all.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

The market values of our vessels may decrease, which could adversely affect our operating results or cause us to breach one or more of the covenants in our credit facilities.

If the book value of one of our vessels is impaired due to unfavorable market conditions or a vessel is sold at a price below its book value, we would incur a loss that could adversely affect our financial results.  Also, if the market value of our fleet declines, we may not be in compliance with certain provisions of our credit facilities, and we may not be able to refinance our debt or obtain additional financing under our credit facilities or otherwise.  In January 2009, we obtained a waiver of the collateral maintenance requirement under our 2007 Credit Facility, subject to certain conditions as mentioned above. This requirement was waived pursuant to an amendment entered into on January 26, 2009 (the “2009 Amendment”) effective for the year ended December 31, 2008 and until we can represent that we are in compliance with all of our financial covenants and are otherwise able to pay a dividend and purchase or redeem shares of common stock under the terms of the 2007 Credit Facility in effect before the 2009 Amendment.  With the exception of the collateral maintenance financial covenant and the net debt to EBITDA covenant, compliance with which was waived by the lenders through December 31, 2013 under the August 2012 Agreements (defined below), we believe that we are in compliance with our covenants under the 2007 Credit Facility.  Without a waiver of the kind provided in the 2009 Amendment, a decrease in the fair market value of our vessels may cause us to breach one or more of the covenants in our 2007 Credit Facility, which could accelerate the repayment of outstanding borrowings under the facility.  We are also subject to collateral maintenance covenants in the $100 Million Term Loan Facility, $253 Million Term Loan Facility, and the 2010 Baltic Trading Credit Facility.  A decrease in the fair market value of our vessels may cause us to breach one or more of the covenants in the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, or the 2010 Baltic Trading Credit Facility, which could accelerate the repayment of outstanding borrowings under our facilities.  We cannot assure you that we will satisfy all our debt covenants in the future or that our lenders will waive any future failure to satisfy these covenants.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

A significant number of the port calls made by our vessels involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region.  As a result, a negative change in economic conditions in any Asia Pacific country, and particularly in China or Japan, could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.  In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product.  China’s gross domestic product grew by 7.8% in 2012 as compared to a 9.2% growth rate in 2011. We cannot assure you that the Chinese economy will not experience a significant contraction in the future.  Although state-owned enterprises still account for a substantial portion of the Chinese industrial output, in general, the Chinese government is reducing the level of direct control that it exercises over the economy through state plans and other measures. There is an increasing level of freedom and autonomy in areas such as allocation of resources, production, pricing and management and a gradual shift in emphasis to a “market economy” and enterprise reform. Limited price reforms were undertaken with the result that prices for certain commodities are principally determined by market forces. Many of the reforms are unprecedented or experimental and may be subject to revision, change or abolition based upon the outcome of such experiments.  If the Chinese government does not continue to pursue a policy of economic reform, the level of imports to and exports from China could be adversely affected by changes to these economic reforms by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions.  Notwithstanding economic reform, the Chinese government may adopt policies that favor domestic drybulk shipping companies and may hinder our ability to compete with them effectively.  Moreover, a significant or protracted slowdown in the economies of the United States, the European Union or various Asian countries may adversely affect economic growth in China and elsewhere.  Our business, results of operations, cash flows, financial condition and ability to pay dividends will likely be materially and adversely affected by an economic downturn in any of these countries.

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

The operation of our vessels is affected by the requirements set forth in the United Nations’ International Maritime Organization’s International Management Code for the Safe Operation of Ships and Pollution Prevention, or ISM Code.  The ISM Code requires ship owners, ship managers and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies.  The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

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

The international shipping industry is an inherently risky business involving global operations.  Our vessels will be at risk of damage or loss because of events such as mechanical failure, collision, human error, war, terrorism, piracy, cargo loss and bad weather.  All these hazards can result in death or injury to persons, increased costs, loss of revenues, loss or damage to property (including cargo), environmental damage, higher insurance rates, damage to our customer relationships, harm to our reputation as a safe and reliable operator and delay or rerouting.  In addition, changing economic, regulatory and political conditions in some countries, including political and military conflicts, have from time to time resulted in attacks on vessels, mining of waterways, piracy, terrorism, labor strikes and boycotts.  Our vessels may operate in particularly dangerous areas, including areas of the Indian Ocean, the Gulf of Aden, the South China Sea and the Red Sea.  These sorts of events could interfere with shipping routes and result in market disruptions which could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean , the Gulf of Aden and the Red Sea.  Since 2008, the frequency of piracy incidents increased significantly, particularly in the Gulf of Aden off the coast of Somalia.  If these piracy attacks result in regions in which our vessels are deployed being characterized by insurers as “war risk” zones, or Joint War Committee (JWC) “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain.  In addition, crew costs, including costs which may be incurred to the extent we employ onboard security guards, could increase in such circumstances.  We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us.  In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

Terrorist attacks and other acts of violence or war may have an adverse effect on our business, results of operations and financial condition.

Terrorist attacks such as those in New York on September 11, 2001, in London on July 7, 2005, and in Mumbai on November 26, 2008, as well as the threat of future terrorist attacks around the world, continue to cause uncertainty in the world’s financial markets and may affect our business, operating results and financial condition. Continuing conflicts and recent developments in the Middle East, including Egypt, and North Africa, and the presence of U.S. and other armed forces in the Middle East, may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Any of these occurrences could have a material adverse impact on our business, results of operation, and financial condition.

Compliance with safety and other vessel requirements imposed by classification societies may be costly and could reduce our net cash flows and net income.

The hull and machinery of every commercial vessel must be certified as being “in class” by a classification society authorized by its country of registry.  The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the Safety of Life at Sea Convention.  Our vessels are currently enrolled with the ABS, DNV, or Lloyd’s, each of which is a member of the International Association of Classification Societies.

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

Company Specific Risk Factors

Our payment obligations and restrictive covenants under our credit facilities may be difficult to satisfy in the current market environment.

Given the current drybulk rate environment, we anticipate that we may be unable to make required payments under our credit facilities commencing March 31, 2014.  Moreover, if the current prolonged weakness in drybulk shipping rates does not abate, we may not be in compliance with the maximum leverage ratio and minimum permitted consolidated interest ratio covenants under our credit facilities once current waivers expire after December 31, 2013.  We also may not be in compliance with our minimum cash covenants at or after March 31, 2014, or earlier in the event of sustained weakness in the drybulk shipping sector.

Under the terms of amendments to our 2007 Credit Facility, our $253 Million Term Loan Facility, and our $100 Million Term Loan Facility entered into in August 2012 (the “August 2012 Agreements”), our next scheduled amortization payments are due in the first quarter of 2014 in the aggregate principal amount of $55.2 million.  Given our current cash reserves and current drybulk shipping rates, we believe we may be unable to meet our scheduled amortization payments as early as March 31, 2014.

In addition to our payment obligations, our credit facilities subject us to a number of restrictive covenants, including covenants governing our ratio of net debt to EBITDA, the minimum amount of cash and cash equivalents we maintain, our  ratio of EBITDA to interest expense, and our consolidated net worth.  Compliance with the  covenants governing our ratios of  net debt to EBITDA and EBITDA to interest expense are currently waived through December 31, 2013, but we may not be in compliance with these covenants when these waivers expire.  Our minimum cash covenants require us to maintain a minimum cash balance of $39.8 million as measured at each quarter end, excluding amounts held by Baltic Trading Limited. These covenants have not been waived, and it is possible that we may not be in compliance with these covenants at or after March 31, 2014, or earlier in the event of sustained weakness in the drybulk shipping sector.

We may seek further waivers or modifications to our credit agreements, which may be unavailable or subject to conditions.  We may also seek to refinance our indebtedness or raise additional capital through equity or debt offerings or selling assets (including vessels). We cannot be certain that we will accomplish any such actions. Absent such waivers or modifications, if we do not comply with our payment obligations or these covenants and fail to cure our non-compliance following applicable notice and expiration of applicable cure periods, we may be in default of one or more of our credit facilities. If such a default occurs, we may also be in default under the Indenture for our 2010 Notes. As a result, some or all of our indebtedness could be declared immediately due and payable, we may not be able to borrow further under our credit facilities and we may have to seek alternative sources of financing on terms that may not be favorable to us. If we are unable to service or refinance our current or future indebtedness, we may have to take actions such as reducing or delaying acquisitions or capital expenditures, selling assets, seeking additional debt or equity capital, or pursuing other restructuring options.  As a result, we may experience a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, notwithstanding the waiver of certain covenants described above, for purposes of our financial statements in each future fiscal quarter, we must test our compliance with the original covenants at all quarterly measurement dates within a year before March 31, 2014 in accordance with GAAP. Under our credit facilities, March 31, 2014 is the first date following expiration of our waivers on which our compliance with the original covenants will be measured. If we would not have been in compliance with the original covenants absent the waivers received and it is probable we would not be in compliance at measurement dates within such year, our indebtedness under the relevant facility would be required to be reclassified as a current liability in such quarter. Any such reclassification would not affect our existing waivers, although there can be no assurance that we could obtain further waivers upon their expiration.

Our earnings will be adversely affected if we do not successfully employ our vessels.

As of March 1, 2013, approximately 85% of our vessels were in arrangements in which they were trading at spot market rates through spot market-related time charters or a vessel pool.  Forty of our vessels, excluding Baltic Trading’s vessels, were engaged under spot market-related time charter contracts that expire (assuming the option periods in the time charters are not exercised) between March 2013 and May 2015, and five of our vessels were trading in the spot charter market through participation in pool arrangements.  The remaining eight of the vessels in our fleet were engaged under time charters at fixed rates.  The drybulk market is volatile, and in the past charterhire rates for drybulk carriers have sometimes declined below operating costs of vessels.  Because we currently charter most of our vessels on spot market-related time charters,  we are exposed to the cyclicality and volatility of the spot charter market, and we do not have significant long-term, fixed-rate time charters to ameliorate the adverse effects of downturns in the spot market.  Capesize vessels, which we operate as part of our fleet, have been particularly susceptible to volatility in spot charter rates.

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

We have incurred significant  indebtedness, which could affect our ability to finance our operations, pursue desirable business opportunities and successfully run our business in the future, and therefore make it more difficult for us to fulfill our obligations under our indebtedness.

As of December 31, 2012, we had approximately $1.6 billion of indebtedness outstanding and shareholders’ equity of approximately $1.3 billion. This substantial indebtedness and related interest expense could have important consequences to our company, including:

•                  limiting our ability to use a substantial portion of our cash flow from operations in other areas of our business, including for working capital, capital expenditures and other general business activities, because we must dedicate a substantial portion of these funds to service our debt;

•                  requiring us to seek to incur further indebtedness in order to make the capital expenditures and other expenses or investments planned by us to the extent our future cash flows are insufficient;

•                  limiting our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions and the execution of our growth strategy, and other expenses or investments planned by us;

•                  limiting our flexibility and our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, our business and our industry;

•                  making it more difficult to satisfy our obligations under our indebtedness (which could result in an event of default if we fail to comply with the requirements of our indebtedness);

•                  increasing our vulnerability to a downturn in our business and to adverse economic and industry conditions generally;

•                  placing us at a competitive disadvantage as compared to our competitors that are less leveraged;

•                  limiting our ability, or increasing the costs, to refinance indebtedness; and

•                  limiting our ability to enter into hedging transactions by reducing the number of counterparties with whom we can enter into such transactions as well as the volume of those transactions.

Our ability to secure additional financing, if needed, may be substantially restricted by the existing level of our indebtedness and the restrictions contained in our credit facilities. The occurrence of any one of the events described above could have a material adverse effect on our business, financial condition, results of operations, prospects, and ability to satisfy our obligations under our indebtedness.

Restrictive covenants under our credit facilities may restrict our growth and operations.

Our credit facilities impose operating and financial restrictions that may limit our ability to:

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

We depend upon ten charterers for a large part of our revenues.  The loss of one or more of these charterers could adversely affect our financial performance.

We have derived a significant part of our revenues from a small number of charterers.  For the year ended December 31, 2012, approximately 77% of our revenues were derived from 10 charterers, including charterers of Baltic Trading’s vessels.  Of that amount, approximately 31% of our revenues was derived from one charterer, Cargill.  If we were to lose any of these charterers, or if any of these charterers significantly reduced its use of our services or was unable to make charter payments to us, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

The aging of our fleet and our practice of purchasing and operating previously owned vessels may result in increased operating costs and vessels off-hire, which could adversely affect our earnings.

The majority of our drybulk carriers were previously owned by third parties.  We may seek additional growth through the acquisition of previously owned vessels.  While we typically inspect previously owned vessels before purchase, this does not provide us with the same knowledge about their condition that we would have had if these vessels had been built for and operated exclusively by us.  Accordingly, we may not discover defects or other problems with such vessels before purchase.  Any such hidden defects or problems, when detected, may be expensive to repair, and if not detected, may result in accidents or other incidents for which we may become liable to third parties.  Also, when purchasing previously owned vessels, we do not receive the benefit of any builder warranties if the vessels we buy are older than one year.

In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel.  The average age of the vessels in our current fleet, excluding Baltic Trading vessels, is approximately 7.8 years.  Older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology and cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

Our vessel operating expenses include the costs of crewing and insurance, which we expect to increase in 2013 compared to 2012.  In addition, to the extent we enter the spot charter market, we need to include the cost of bunkers as part of our voyage expenses.  The price of bunker fuel may increase in the future.  If our vessels suffer damage, they may need to be repaired at a drydocking facility.  The costs of drydock repairs are unpredictable and can be substantial.  Increases in any of these costs could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

As a condition to certain amendments to our 2007 Credit Facility, we agreed to suspend our cash dividends and share repurchases until we can satisfy the collateral maintenance requirement under this facility.  Until market conditions which have resulted in a decline in the value of drybulk vessels improve, it is unlikely that we will be able to meet that condition to reinstate our cash dividends and share repurchases.  In addition, under certain agreements we entered into to amend or waive portions of our $100 Million Term Loan Facility and our $253 Million Term Facility, we are prohibited from paying dividends while the waivers are in effect through December 31, 2012.

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

We may seek growth by expanding our business.  Our future growth will depend on a number of factors, some of which we can control and some of which we cannot.  These factors include our ability to:

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

Currently, there is no availability under out existing credit facilities, excluding Baltic Trading’s credit facility.  Additionally, under our 2007 Credit Facility, we are subject to a quarterly cash sweep of amounts above $100 million as described in Note 9 — Long-Term Debt in our consolidated financial statements, which limits the amount of cash we can retain from equity or debt financings.  These limitations place significant restrictions on financing that we could use for our growth.

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

We are at risk for the creditworthiness of our charterers.

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

We provide technical services for drybulk vessels purchased by MEP under an agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  This requires substantial time and attention from these individuals and reduces their availability to serve us.  Our Chairman controls and has a minority interest in MEP.  This arrangement was approved by an independent committee of our Board of Directors.  Although we do not provide MEP with chartering services or assistance with the purchase and sale of vessels, the arrangement under the agency agreement may not always be in our best interest or that of our shareholders and could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Our Chairman may pursue business opportunities in our industry that may conflict with our interests.

Our Chairman, Peter C. Georgiopoulos, is not an employee of our company and is not contractually committed to remain as a director of our company or to refrain from other activities in our industry.  Mr. Georgiopoulos actively reviews potential investment opportunities in the shipping industry, including the drybulk sector, from time to time.  Mr. Georgiopoulos controls and has a minority interest in MEP, which owns an aggregate of 12 drybulk vessels.  Mr. Georgiopoulos has informed us that so long as he is a director of our company, prior to making an investment in an entity owning or operating drybulk vessels, he intends to disclose the details of such investment to our board and our independent directors and allow us to pursue the opportunity to the extent we choose to do so and are able.  However, in the event we choose not to pursue any such opportunity or are not able to obtain such an opportunity, Mr. Georgiopoulos may proceed, either alone or with others, with such investments.  As a result of such investments, Mr. Georgiopoulos may have independent interests in the ownership and operation of drybulk vessels that may conflict with our interests.

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

We will qualify for exemption under Section 883 if, among other things, our stock is treated as primarily and regularly traded on an established securities market in the United States.  Under applicable Treasury regulations, we may not satisfy this publicly-traded requirement in any taxable year in which 50% or more of our stock is owned for more than half the days in such year by persons who actually or constructively own 5% or more of our stock, which we sometimes refer to as 5% shareholders.

Based on the ownership of our stock, we believe that we satisfied the publicly traded requirement for an exemption from U.S. federal income tax on our shipping income pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, as amended, for 2010 and 2011.  However, if 5% shareholders were to own 50% or more of our stock for more than half the days of any taxable year, we may not be eligible to claim exemption from tax under Section 883 for such taxable year.  As of December 31, 2012, based on the holdings of our Chairman, Peter C. Georgiopoulos and the holdings of other investors reported on Schedule 13G, our 5% shareholders owned approximately 30% of our common stock.  We can provide no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for exemption from tax under Section 883 in future years.

If we do not qualify for the Section 883 exemption, our shipping income derived from U.S. sources, or 50% of our gross shipping income attributable to transportation beginning or ending in the United States, would be subject to a 4% tax without allowance for deductions.

Baltic Trading is also incorporated in the Marshall Islands. However, Baltic Trading did not qualify for an exemption under Section 883 upon consummation of its IPO because it did not satisfy the publicly traded requirement as described above.  Since Baltic Trading’s IPO was completed on March 15, 2010, we have indirectly owned shares of Baltic Trading’s Class B Stock which has provided us with over 50% of the combined voting power of all classes of Baltic Trading’s voting stock.  As such, Baltic Trading is subject to income tax on its United States source income.  During the years ended December 31, 2012, 2011 and 2010, Baltic Trading had United States operations which resulted in United States source income of approximately $1.4 million, $3.1 million and $2.5 million, respectively.

In addition, our revenues derived from our technical and commercial management provided to Baltic Trading and MEP resulted in U.S. source income for which we are subject to U.S. income tax on a net basis.  These revenues totaled approximately $6.1 million, $6.3 million and $6.7 million during the years ended December 31, 2012, 2011 and 2010, respectively.

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

While there is no direct legal authority under the PFIC rules addressing our method of operation, there is legal authority supporting this position consisting of case law and pronouncements by the United States Internal Revenue Service, which we sometimes refer to as the IRS, concerning the characterization of income derived from time charters and voyage charters as services income for other tax purposes.  However, it should be noted that there is also authority that characterizes time charter income as rental income rather than services income for other tax purposes.  Accordingly, no assurance can be given that the IRS or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC.  Moreover, because there are uncertainties in the application of the PFIC rules, because the PFIC test is an annual test, and because, although we intend to manage our business so as to avoid PFIC status to the extent consistent with our other business goals, there could be changes in the nature and extent of our operations in future years, there can be no assurance that we will not become a PFIC in any taxable year.

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

As of December 31, 2012, Peter C. Georgiopoulos, our Chairman, owned approximately 10.63% of our common stock directly or through Fleet Acquisition LLC.  Also as of December 31, 2012, Nevada Capital Corporation Limited, a company unaffiliated with Mr. Georgiopoulos, owned approximately 13.55% of our common stock.  As a result of this share ownership and for so long as either such shareholder owns a significant percentage of our outstanding common stock, either such shareholder will be able to influence the outcome of any shareholder vote, including the election of directors, the adoption or amendment of provisions in our articles of incorporation or by-laws and possible mergers, corporate control contests and other significant corporate transactions.  This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, merger, consolidation, takeover or other business combination involving us.  This concentration of ownership could also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock.

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

The market price of our common stock could decline due to sales of a large number of shares in the market, including sales of shares by our large shareholders, or the perception that these sales could occur.  These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock.  We have entered into a registration rights agreement with Fleet Acquisition LLC that entitles it to have all the shares of our common stock that it owns registered for sale in the public market under the Securities Act of 1933, as amended (the “Securities Act”) and, pursuant to the registration rights agreement, registered Fleet Acquisition LLC’s shares on a registration statement on Form S-3 in February 2007.  We also registered on Form S-8 for an aggregate of 2,000,000 shares issued or issuable under our 2005 equity compensation plan.  Additionally, a Form S-8 was also registered on August 17, 2012 for an aggregate of 3,000,000 shares issued or issuable under our 2012 equity compensation plan.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We do not own any real property.  In September 2005, we entered into a 15-year lease for office space in New York, New York.  The monthly rental is as follows:  Free rent from September 1, 2005 to July 31, 2006, $40,000 per month from August 1, 2006 to August 31, 2011, $43,000 per month from September 1, 2011 to August 31, 2016, and $46,000 per month from September 1, 2016 to August 31, 2021.  The monthly straight-line rental expense from September 1, 2005 to August 31, 2021 is $39,000.  We have the option to extend the lease for a period of five years from September 1, 2021 to August 31, 2026.  The rent for the renewal period will be based on the prevailing market rate for the six months prior to the commencement date of the extension term.  On January 6, 2012, we ceased use of this space.  Refer to Note 19 — Commitments and Contingencies in our consolidated financial statements for further information.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows:  $0.5 million for 2013 through 2016, $0.6 million for 2017 and a total of $2.0 million for the remaining term of the lease.

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

Future minimum rental payments on the above lease for the next five years and thereafter are as follows:  $1.0 million for 2013 through 2015, $1.1 million for 2016 through 2017 and a total of $16.5 million for the remaining term of the lease.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GNK.”  The following table sets forth for the periods indicated the high and low prices for the common stock as reported by the NYSE:

FISCAL YEAR ENDED DECEMBER 31, 2012	HIGH	LOW
1st Quarter	$10.12	$5.93
2nd Quarter	$6.45	$2.75
3rd Quarter	$4.54	$2.09
4th Quarter	$4.12	$2.40

FISCAL YEAR ENDED DECEMBER 31, 2011	HIGH	LOW
1st Quarter	$15.47	$10.69
2nd Quarter	$10.91	$6.28
3rd Quarter	$9.75	$4.15
4th Quarter	$10.14	$5.78

As of March 1, 2012, there were approximately 131 holders of record of our common stock.

Until January 26, 2009, our dividend policy was to declare quarterly distributions to shareholders, which commenced in November 2005, by each February, May, August and November substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our Board of Directors determined we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  Under the terms of the 2009 Amendment to our 2007 Credit Facility (discussed in the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in Note 9 — Long-Term Debt of our consolidated financial statements), we have suspended payment of cash dividends indefinitely beginning the quarter ended December 31, 2008.  To reinstate our cash dividends under the 2007 Credit Facility, we must be able to represent to the lenders that we are in a position to again satisfy the collateral maintenance covenant under this facility.  In addition, under the terms of the August 2012 Agreements, we are prohibited from paying dividends through December 31, 2013.  There were no dividends declared during the years ended December 31, 2012, 2011 and 2010.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2012 regarding the number of shares of our common stock that may be issued under the 2012 Equity Incentive Plan, which is our current sole equity compensation plan:

Number of securities
remaining available for
	Number of securities to	Weighted-average exercise	future issuance under
	be issued upon exercise	price of outstanding	equity compensation plans
	of outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)
Plan category
Equity compensation plans approved by security holders	—	$—	2,853,325
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	2,853,325

SHARE REPURCHASE PROGRAM

Refer to the “Share Repurchase Program” section of Item 7 for a summary of cumulative share repurchases made pursuant to the Share Repurchase Program.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Income Statement Data:
(U.S. dollars in thousands except for share and per share amounts)
Revenues:
Voyage revenues	$223,159	$388,929	$447,438	$379,531	$405,370
Service revenues	3,294	3,285	1,249	—	—
Total revenues	$226,453	$392,214	$448,687	$379,531	$405,370

Operating Expenses:
Voyage expenses	7,009	4,457	4,467	5,024	5,116
Vessel operating expenses	114,318	105,514	78,976	57,311	47,130
General, administrative and management fees	35,673	33,928	29,081	18,554	19,814
Depreciation and amortization	139,063	136,203	115,663	88,150	71,395
Other operating income	(265)	(527)	(791)	—	—
Loss on forfeiture of vessel deposits	—	—	—	—	53,765
Gain on sale of vessels	—	—	—	—	(26,227)

Total operating expenses	295,798	279,575	227,396	169,039	170,993

Operating (loss) income	(69,345)	112,639	221,291	210,492	234,377
Other expense	(87,209)	(86,186)	(72,042)	(61,868)	(147,797)

(Loss) income before income taxes	(156,554)	26,453	149,249	148,624	86,580
Income tax expense	(1,222)	(1,385)	(1,840)	—	—
Net (loss) income	(157,776)	25,068	147,409	148,624	86,580
Less: Net (loss) income attributable to noncontrolling interest	(12,848)	(318)	6,166	—	—
Net (loss) income attributable to Genco Shipping & Trading Limited	$(144,928)	$25,386	$141,243	$148,624	$86,580
Net (loss) income per share - basic	$(3.47)	$0.72	$4.28	$4.75	$2.86
Net (loss) income per share - diluted	$(3.47)	$0.72	$4.07	$4.73	$2.84
Dividends declared per share	—	$—	$—	$—	$3.85
Weighted average common shares outstanding - Basic	41,727,075	35,179,244	32,987,449	31,295,212	30,290,016
Weighted average common shares outstanding - Diluted	41,727,075	35,258,205	35,891,373	31,445,063	30,452,850

Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$72,600	$227,968	$270,877	$188,267	$124,956
Total assets	2,843,371	3,119,277	3,182,708	2,336,802	1,990,006
Total debt (current and long-term, including notes payable)	1,524,357	1,694,393	1,746,248	1,327,000	1,173,300
Total shareholders’ equity	1,261,207	1,361,618	1,348,153	928,925	696,478
Other Data:
(U.S. dollars in thousands)

Net cash (used in) provided by operating activities	$(18,834)	$158,183	$262,680	$219,729	$267,416

Net cash used in investing activities	(3,669)	(133,367)	(870,230)	(306,210)	(514,288)

Net cash (used in) provided by financing activities	(132,865)	(67,725)	690,160	149,792	300,332

EBITDA (1)	$82,537	$249,080	$330,711	$298,330	$208,807

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

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Net (loss) income attributable to Genco Shipping & Trading Limited	$(144,928)	$25,386	$141,243	$148,624	$86,580
Net interest expense	87,180	86,106	71,965	61,556	50,832
Income tax expense	1,222	1,385	1,840	—	—
Depreciation and amortization	139,063	136,203	115,663	88,150	71,395

EBITDA (1)	$82,537	$249,080	$330,711	$298,330	$208,807

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding Baltic Trading, our fleet currently consists of nine Capesize, eight Panamax, 17 Supramax, six Handymax and 13 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 3,810,000 dwt, and the average age of our fleet is currently 7.8 years, as compared to the average age for the world fleet of approximately 10 years for the drybulk shipping segments in which we compete.  Most of the vessels in our fleet are on time charters to well-known charterers, including Lauritzen Bulkers, Cargill, Pacbasin, Trafigura, Klaveness and Swissmarine.  As of February 27, 2012, all of the vessels in our fleet, excluding Baltic Trading, are presently engaged under spot market-related and time charter contracts that expire (assuming the option periods in the time charters are not exercised) between March 2013 and May 2015, and five of our vessels are currently operating in vessel pools.  See pages 7-11 for a table indicating the built dates of all vessels currently in our fleet.

In addition, Baltic Trading’s fleet currently consists of two Capesize, four Supramax and three Handysize drybulk carriers with an aggregate carrying capacity of approximately 672,000 dwt.

If market conditions improve, we may acquire additional modern, high-quality drybulk carriers through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow.  In connection with the acquisitions made during 2007 through 2011 and our growth strategy, we negotiated the 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility (each as defined herein) that we have used to acquire vessels.  As we have used our remaining availability under these facilities, if we make acquisitions of additional vessels we may consider additional debt and equity financing alternatives from time to time.

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

Baltic Trading, formerly our wholly-owned subsidiary, completed its initial public offering, or IPO, on March 15, 2010.  As of December 31, 2012, our wholly-owned subsidiary Genco Investments LLC owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 24.78% ownership interest in Baltic Trading at December 31, 2012 and 83.17% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Baltic Trading is consolidated as we control a majority of the voting interest in Baltic Trading.  Management’s discussion and analysis of our results of operations and financial condition in this section includes the results of Baltic Trading.

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

We provide technical services for drybulk vessels purchased by MEP under an agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  MEP will have the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee or without a fee upon a change of our control.  We may terminate provision of the services at any time on 60 days’ notice.  Mr. Georgiopoulos controls and has a minority interest in MEP.  This arrangement was approved by an independent committee of our Board of Directors.

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun Logix Corporation (“Samsun”), when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application.  On February 5, 2010, the rehabilitation plan submitted by Samsun was approved by the South Korean courts.  As part of the rehabilitation process, our claim of approximately $17.2 million will be settled in the following manner: 34%, or approximately $5.9 million, will be paid in cash in annual installments on December 30 of each year from 2010 through 2019 ranging in percentages from eight to 17; the remaining 66%, or approximately $11.3 million, converted to Samsun shares at a specified value per share.  During the year ended December 31, 2012, we recorded $0.3 million as other operating income which represents 50% of the portion (9%) of the cash settlement that was due on December 30, 2012 as this was the only amount remitted by Samsun.   During the year ended December 31, 2011, we recorded $0.5 million as other operating income which represents the portion (9%) of the cash settlement that was due on December 30, 2011.  During the year ended December 31, 2010, we recorded $0.6 million as other operating income which represents the portion (10%) of the cash settlement which was due on December 30, 2010.

During January 2011, the Genco Success, a 1997-built Handymax vessel, was on charter to Korea Line Corporation (“KLC”) when KLC filed for a rehabilitation application.  On July 3, 2012, the rehabilitation plan submitted by KLC was approved by the South Korean courts.  As part of the rehabilitation process, our claim of approximately $0.8 million will be settled in the following manner:  37%, or approximately $0.3 million, will be paid in cash in annual installments on December 30 of each year from 2012 through 2021 ranging in percentages from 0.5 to 43; the remaining 63%, or approximately $0.5 million, converted to KLC shares at a specified value per share.  During the year ended December 31, 2012, we recorded two-thousand dollars as other operating income which represents the portion (0.5%) of the cash settlement that was due on December 30, 2012.

Year ended December 31, 2012 compared to the year ended December 31, 2011

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the years ended December 31, 2012 and 2011 on a consolidated basis, which includes the operations of Baltic Trading.

	For the Years Ended December 31,		Increase
	2012	2011	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	4,026.0	4,015.0	11.0	0.3%
Panamax	2,928.0	2,920.0	8.0	0.3%
Supramax	7,686.0	7,577.6	108.4	1.4%
Handymax	2,196.0	2,190.0	6.0	0.3%
Handysize	5,856.0	5,194.9	661.1	12.7%
Total	22,692.0	21,897.5	794.5	3.6%
Available days (2)
Capesize	3,995.9	3,984.9	11.0	0.3%
Panamax	2,800.4	2,901.7	(101.3)	(3.5)%
Supramax	7,505.5	7,575.7	(70.2)	(0.9)%
Handymax	2,112.5	2,140.3	(27.8)	(1.3)%
Handysize	5,856.0	5,188.4	667.6	12.9%
Total	22,270.3	21,791.0	479.3	2.2%
Operating days (3)
Capesize	3,989.8	3,983.6	6.2	0.2%
Panamax	2,785.8	2,880.2	(94.4)	(3.3)%
Supramax	7,380.9	7,500.2	(119.3)	(1.6)%
Handymax	2,091.6	2,119.5	(27.9)	(1.3)%
Handysize	5,841.4	5,143.8	697.6	13.6%
Total	22,089.5	21,627.3	462.2	2.1%
Fleet utilization (4)
Capesize	99.8%	100.0%	(0.2)%	(0.2)%
Panamax	99.5%	99.3%	0.2%	0.2%
Supramax	98.3%	99.0%	(0.7)%	(0.7)%
Handymax	99.0%	99.0%	—	—
Handysize	99.8%	99.1%	0.7%	0.7%
Fleet average	99.2%	99.2%	—	—

	For the Years Ended December 31,		Increase
(U.S. dollars)	2012	2011	(Decrease)	% Change

Average Daily Results:
Time Charter Equivalent (5)
Capesize	$14,137	$28,945	$(14,808)	(51.2)%
Panamax	8,909	21,293	(12,384)	(58.2)%
Supramax	9,298	15,312	(6,014)	(39.3)%
Handymax	8,032	15,676	(7,644)	(48.8)%
Handysize	8,189	11,139	(2,950)	(26.5)%

Fleet average	9,706	17,644	(7,938)	(45.0)%

Daily vessel operating expenses (6)
Capesize	$5,448	$5,477	(29)	(0.5)%
Panamax	5,385	4,910	475	9.7%
Supramax	4,878	4,626	252	5.4%
Handymax	5,339	4,968	371	7.5%
Handysize	4,678	4,475	203	4.5%

Fleet average	5,038	4,819	219	4.5%

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

	For the Years Ended December 31,
	2012	2011

Voyage revenues (in thousands)	$223,159	$388,929
Voyage expenses (in thousands)	7,009	4,457
	216,150	384,472
Total available days	22,270.3	21,791.0
Total TCE rate	$9,706	$17,644

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

Operating Data

The following compares the components of our operating (loss) income and net (loss) income for the years ended December 31, 2012 and 2011 and certain balance sheet data as of December 31, 2012 and 2011.

	For the Years Ended December 31,		Increase
	2012	2011	(Decrease)	% Change
Income Statement Data:
(U.S. dollars in thousands except for per share amounts)
Revenues:
Voyage revenue	$223,159	$388,929	$(165,770)	(42.6)%
Service revenue	3,294	3,285	9	0.3%
Revenues	226,453	392,214	(165,761)	(42.3)%

Operating Expenses:
Voyage expenses	7,009	4,457	2,552	57.3%
Vessel operating expenses	114,318	105,514	8,804	8.3%
General, administrative and management fees	35,673	33,928	1,745	5.1%
Depreciation and amortization	139,063	136,203	2,860	2.1%
Other operating income	(265)	(527)	262	(49.7)%

Total operating expenses	295,798	279,575	16,223	5.8%

Operating (loss) income	(69,345)	112,639	(181,894)	(161.6)%
Other expense	(87,209)	(86,186)	(1,023)	1.2%
(Loss) income before income taxes	(156,554)	26,453	(183,007)	(691.8)%
Income tax expense	(1,222)	(1,385)	163	(11.8)%

Net (loss) income	$(157,776)	$25,068	(182,844)	(729.4)%
Less: Net (loss) income attributable to noncontrolling interest	(12,848)	(318)	(12,530)	3,940.3%
Net (loss) income attributable to Genco shipping & Trading Limited	$(144,928)	$25,386	(170,314)	(670.9)%

Net (loss) income per share - basic	$(3.47)	$0.72	$(4.19)	(581.9)%
Net (loss) income per share - diluted	$(3.47)	$0.72	$(4.19)	(581.9)%
Dividends declared per share	$—	$—	$—	—
Weighted average common shares outstanding — Basic	41,727,075	35,179,244	6,547,831	18.6%
Weighted average common shares outstanding - Diluted	41,727,075	35,258,205	6,468,870	18.3%
Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$72,600	$227,968	$(155,368)	(68.2)%
Total assets	2,843,371	3,119,277	(275,906)	(8.8)%
Total debt (current and long-term, including notes payable)	1,524,357	1,694,393	(170,036)	(10.0)%
Total shareholders’ equity	1,261,207	1,361,618	(100,411)	(7.4)%

Other Data:
(U.S. dollars in thousands)
Net cash (used in) provided by operating activities	$(18,834)	$158,183	$(177,017)	(111.9)%
Net cash used in investing activities	(3,669)	(133,367)	129,698	(97.2)%
Net cash used in financing activities	(132,865)	(67,725)	(65,140)	96.2%

EBITDA (1)	$82,537	$249,080	$(166,543)	(66.9)%

(1)                                 EBITDA represents net (loss) income attributable to Genco Shipping & Trading plus net interest expense, taxes and depreciation and amortization.  Refer to page 39 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading for each of the periods presented above.

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

During 2012, voyage revenues decreased by $165.8 million, or 42.6%, as compared to 2011.  The decrease in revenue was due to lower charter rates achieved by substantially all of our vessels.  Additionally, there was a decrease in revenues earned by Baltic Trading’s vessels of $16.2 million due to lower spot market rates achieved.

The average TCE rate of our fleet decreased 45.0% to $9,706 a day during 2012 from $17,644 during 2011.  The decrease in TCE rates resulted from lower charter rates achieved during 2012 versus 2011 for substantially all of the vessels in our fleet.

During 2012, the Baltic Dry Index, or BDI (a drybulk index) reached a low of 647 on February 3, 2012 and rebounded to yearly high of 1,165 on May 8, 2012.  At December 31, 2011, the index was 1,738.  In 2013, the index started off at 698 on January 2, 2013 and has since increased to 746 as of February 11, 2013.

The BDI displayed considerable weakness in the beginning of 2012 due to reduced iron ore cargoes recorded through the celebration of the Chinese New Year, as well as a high level of newbuilding vessel deliveries for the first two months of the year.  While, the BDI showed a relative rebound from February through May of 2012, adverse market conditions primarily driven by high iron ore inventories and negative sentiment in regards to the growth pace of world economies, maintained the index at relatively low values through September of 2012. A relative rebound was experienced over the next two months with the BDI trading in the 1,000 point range. The year to date in 2013 has exhibited seasonal issues like those of the corresponding period in 2012, with seasonal factors contributing to the most recent downturn in rates, including: order timing issues for iron ore cargoes related to the celebration of the Chinese New Year; increased deliveries of newbuilding vessels for the month of January as compared to the previous three months; and short-term weather-related issues in Brazil and Australia, temporarily reducing iron ore output.  Given the fact that approximately 85% of our vessels are chartered at spot market-related rates, including pool agreements, we expect that the recent downturn in rates will adversely impact our first quarter 2013 revenues and results of operation.

For 2012 and 2011, we had ownership days of 22,692.0 days and 21,897.5 days, respectively.  The increase in ownership days is primarily a result of the delivery of four vessels during the year ended December 31, 2011. Our fleet utilization remained stable during both periods at 99.2%.

Please see pages 7-11 for table that sets forth information about the current employment of the vessels currently in our fleet as of February 27, 2012.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day.  During the years ended December 31, 2012 and 2011, total service revenue was $3.3 million during both periods.

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

For 2012 and 2011, voyage expenses were $7,009 and $4,457, respectively.  The increase is primarily due to $1.6 million of bunkers consumed during short-term time charters during 2012 for our vessels other than Baltic Trading’s.  Included in the $2.6 million increase in voyage expenses during 2012 as compared to 2011 is a $1.1 million increase in voyage expenses for Baltic Trading’s vessels.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $8.8 million from $105.5 million to $114.3 million primarily due to the operation of a larger fleet, including the four vessels delivered during the year ended December 31, 2011.  The increase was also related to higher maintenance and crew related expenses, as well as the timing of the purchase of spare parts for the year ended December 31, 2012 as compared to the year ended December 31, 2011.  The $8.8 million increase includes a $0.7 million increase related to Baltic Trading’s vessels.

Average daily vessel operating expenses for our fleet increased by $219 per day from $4,819 during 2011 as compared to $5,038 in 2012.  The increase in daily vessel operating expenses was mainly due to higher maintenance and crew related expenses, as well as the timing of the purchase of spares parts during the year ended December 31, 2012.  These increases were partially offset by a decrease in lube and insurance related expenses.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

Based on our management’s estimates and budgets provided by our technical manager, we expect our vessels, excluding Baltic Trading vessels, to have average daily vessel operating expenses during 2013 of:

Vessel Type	Average Daily Budgeted Amount
Capesize	$6,000
Panamax	5,300
Supramax	5,200
Handymax	5,000
Handysize	4,900

Based on these average daily budgeted amounts by vessel type, we expect our fleet, excluding Baltic Trading vessels, to have average daily vessel operating expenses of $5,250 during 2013.  The increase in the 2013 budget as compared to the 2012 budget is primarily due to increases in crew and insurance expenses.

Based on our management’s estimates and budgets provided by our technical manager, we expect Baltic Trading’s vessels to have average daily vessel operating expenses during 2013 of:

Vessel Type	Average Daily Budgeted Amount
Capesize	$6,000
Supramax	5,500
Handysize	4,900

Based on these average daily budgeted amounts by vessel type, we expect Baltic Trading vessels to have average daily vessel operating expenses of $5,400 during 2013.  The increase in the 2013 budget as compared to the 2012 budget is primarily due to increases in crew and insurance expenses.

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

We incur general and administrative expenses, which relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, rent, legal, auditing and other professional expenses.  With respect to the restricted shares issued as incentive compensation to our Chairman, our employees and our directors under our 2005 Equity Incentive Plan and 2012 Equity Incentive Plan, refer to Note 21 — Nonvested Stock Awards in our consolidated financial statements.  Additionally, we incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.

General, administrative and management fees increased by $1.7 million during 2012 as compared to 2011.  The increase in general and administrative fees was primarily due to an increase in office and compensation related expenses.  There were also slightly higher management fees during 2012 related to a full year of operation of a larger fleet, including the delivery of four vessels during 2011.  During 2013, the management fees per vessel are expected to be the same as during 2012, or approximately $0.13 million per vessel.

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

Depreciation and amortization charges increased by $2.9 million during 2012 as compared to 2011 due to the operation of a larger fleet, including the four vessels delivered during 2011.

OTHER OPERATING INCOME-

For the years ended December 31, 2012 and 2011, other operating income was $0.3 million and $0.5 million, respectively.  The decrease is due to a $0.2 million decrease in the payment received from Samsun as part of the cash settlement related to the rehabilitation plan approved by the South Korean courts during 2010. Refer to Note 19 — Commitments and Contingencies in our consolidated financial statements for further information regarding the settlement payments.

NET INTEREST EXPENSE-

Net interest expense increased by $1.1 million during 2012 as compared with 2011.  Net interest expense during the years ended December 31, 2012 and 2011 consisted of interest expense under our 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and Baltic Trading’s $150 million senior secured revolving credit facility as well as interest expense related to the 2010 Notes.  Additionally, interest income, unused commitment fees associated with the aforementioned credit facilities as well as the amortization of deferred financing costs related to the aforementioned credit facilities are included in net interest expense during 2012 and 2011.

The increase in net interest expense for the year ended December 31, 2012 versus the year ended December 31, 2011 was primarily a result of the facility fee for the 2007 Credit Facility of 2.0% per annum on the average daily outstanding principal loan amount which was effective December 21, 2011 as per an amendment to the 2007 Credit Facility as well as an increase in the applicable margin for the 2007 Credit Facility which was increased from 2.0% to 3.0% effective August 1, 2012 pursuant to an amendment to the 2007 Credit Facility.  These increases were partially offset by the impact of the expiration of interest rate swap agreements during the fourth quarter of 2011 and the first quarter of 2012 and the prepayment of $99.9 million of outstanding debt during August 2012.  Refer to Note 9 — Long-Term Debt in our consolidated financial statements for more information regarding the facility fee, increase in the applicable margin and the prepayment of outstanding debt.  The facility fee of 2.0% was reduced to 1.0% on February 28, 2012 upon the completion of an equity offering of 7,500,000 shares.  The increase in net interest expense was also due to interest expense incurred on additional borrowings under the $100 Million Term Loan Facility as a result of the acquisition of three vessels under the facility during the year ended December 31, 2011 as well as an increase in the amortization of deferred financing costs related to amendments to the credit facilities entered into during December 2011 and August 2012.

INCOME TAX EXPENSE-

For the year ended December 31, 2012, income tax expense was $1.2 million as compared to $1.4 million during the year ended December 31, 2011.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our consolidated financial statements for further information.  The decrease in income tax expense during 2012 as compared to 2011 is primarily due to lower commercial service revenue due to Genco (USA) from Baltic Trading pursuant to the Management Agreement as a result of lower charter rates achieved by Baltic Trading’s fleet.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the years ended December 31, 2012 and 2011, net loss attributable to noncontrolling interest was $12.8 million and $0.3 million, respectively.  These amounts represent the net loss attributable to the noncontrolling interest of Baltic Trading.

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

	For the Years Ended December 31,		Increase
	2011	2010	(Decrease)	% Change
Income Statement Data:
(U.S. dollars in thousands except for per share amounts)
Revenues:
Voyage revenue	$388,929	$447,438	$(58,509)	(13.1)%
Service revenue	3,285	1,249	2,036	163.0%
Revenues	392,214	448,687	(56,473)	(12.6)%

Operating Expenses:
Voyage expenses	4,457	4,467	(10)	(0.2)%
Vessel operating expenses	105,514	78,976	26,538	33.6%
General, administrative and management fees	33,928	29,081	4,847	16.7%
Depreciation and amortization	136,203	115,663	20,540	17.8%
Other operating income	(527)	(791)	264	(33.4)%

Total operating expenses	279,575	227,396	52,179	22.9%

Operating income	112,639	221,291	(108,652)	(49.1)%
Other expense	(86,186)	(72,042)	(14,144)	19.6%
Income before income taxes	26,453	149,249	(122,796)	(82.3)%
Income tax expense	(1,385)	(1,840)	455	(24.7)%

Net income	$25,068	$147,409	(122,341)	(83.0)%
Less: Net (loss) income attributable to noncontrolling interest	(318)	6,166	(6,484)	(105.2)%
Net income attributable to Genco shipping & Trading Limited	$25,386	$141,243	(115,857)	(82.0)%

Net income per share - basic	$0.72	$4.28	$(3.56)	(83.2)%
Net income per share - diluted	$0.72	$4.07	$(3.35)	(82.3)%
Dividends declared per share	$—	$—	$—	—
Weighted average common shares outstanding — Basic	35,179,244	32,987,449	2,191,795	6.6%
Weighted average common shares outstanding — Diluted	35,258,205	35,891,373	(633,168)	(1.8)%
Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$227,968	$270,877	(42,909)	(15.8)%
Total assets	3,119,277	3,182,708	(63,431)	(2.0)%
Total debt (current and long-term, including notes payable)	1,694,393	1,746,248	(51,855)	(3.0)%
Total shareholders’ equity	1,361,618	1,348,153	13,465	1.0%

Other Data:
(U.S. dollars in thousands)
Net cash provided by operating activities	$158,183	$262,680	$(104,497)	(39.8)%
Net cash used in investing activities	(133,367)	(870,230)	736,863	(84.7)%
Net cash (used in) provided by financing activities	(67,725)	690,160	(757,885)	(109.8)%

EBITDA (1)	$249,080	$330,711	$(81,631)	(24.7)%

(1)         EBITDA represents net (loss) income attributable to Genco Shipping & Trading plus net interest expense, taxes and depreciation and amortization.  Refer to page 39 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading for each of the periods presented above.

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

The BDI displayed considerable weakness in the beginning of 2011 due to reduced iron ore cargoes recorded through the celebration of the Chinese New Year, as well as a high level of newbuilding vessel deliveries for January, while continuous pressure was evident through August 2011, primarily due to severe weather in Brazil and Australia affecting cargo availability.  A significant rebound was experienced in the remainder of the year with the BDI doubling in value during October 2011. The year 2012 began with seasonal factors contributing to a downturn in rates, including: order timing issues for iron ore cargoes related to the celebration of the Chinese New Year; increased deliveries of newbuilding vessels for the month of January as compared to the previous three months; and short-term weather-related issues in Brazil, temporarily reducing iron ore output.

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

VOYAGE EXPENSES-

For 2011 and 2010, voyage expenses remained relatively stable at $4.5 million during both periods.  Although voyage expenses remained stable, there was a decrease in broker commissions due to lower charter rates achieved by the majority of our vessels in our fleet.  This decrease was offset by a decrease in net gains related to bunker fuel for vessels coming off of time charters.

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

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our capital requirements with cash flow from operations, equity offerings, convertible notes and bank debt.  We have used our funds primarily to fund vessel acquisitions, regulatory compliance expenditures, the repayment of bank debt and the associated interest expense and the payment of dividends.  We may consider debt and equity financing alternatives from time to time.  However, if market conditions are negative, we may be unable to raise additional equity capital or debt financing on acceptable terms or at all.  As a result, we may be unable to pursue acquisition opportunities to expand our business.  We anticipate that cash on hand and any internally generated cash flow will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months.

However, given the current drybulk rate environment, we anticipate that we may be unable to make required payments under our credit facilities commencing March 31, 2014.  Moreover, if the current prolonged weakness in drybulk shipping rates does not abate, we may not be in compliance with the maximum leverage ratio and minimum permitted consolidated interest ratio covenants under our credit facilities once current waivers expire after December 31, 2013.  Under the terms of the August 2012 amendments to our 2007 Credit Facility, our $253 Million Term Loan Facility, and our $100 Million Term Loan Facility, our next scheduled amortization payments are due in the first quarter of 2014 in the aggregate principal amount of $55.2 million.  At the same time, under our credit facilities, we must maintain a minimum cash balance of $39.8 million as measured at each quarter-end, excluding amounts held by Baltic Trading Limited.  Given our current cash reserves and current drybulk shipping rates, we believe we may be unable to meet our scheduled amortization payments as early as March 31, 2014. We also believe we may not be in compliance with our minimum cash covenants at or after March 31, 2014, or earlier in the event of sustained weakness in the drybulk shipping sector.  We may therefore require capital to fund ongoing operations, acquisitions and debt service. We may seek further waivers or modifications to our credit agreements, which may be unavailable or subject to conditions.  We may also seek to refinance our indebtedness or raise additional capital through equity or debt offerings or selling assets (including vessels).    We cannot be certain that we will accomplish any such actions.

Currently, our wholly-owned subsidiary Genco Investments LLC owns 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 24.78% ownership interest in Baltic Trading and 83.17% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  On April 16, 2010, Baltic Trading entered into a $100 million senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (the “2010 Baltic Trading Credit Facility”).  The 2010 Baltic Trading Credit Facility was subsequently amended effective November 30, 2010 which increased the borrowing capacity from $100 million to $150 million.  The amended 2010 Baltic Trading Credit Facility matures on November 30, 2016.  Refer to Note 9 — Long-Term Debt of our consolidated financial statements for a description of this facility as well as a description of the amendment entered into effective November 30, 2010.  To remain in compliance with a net worth covenant in the 2010 Baltic Trading Credit Facility, Baltic Trading would need to maintain a net worth of $232.8 million after the payment of any dividends.  We do not believe these restrictions have a significant impact on our liquidity.

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

The 2007 Credit Facility, the $253 Million Term Loan Facility, and the $100 Million Term Loan Facility each include a maximum leverage ratio covenant limiting the ratio of our net debt to EBITDA to a maximum of 5.5 to 1.  We calculate the leverage ratio under our 2007 Credit Facility, $253 Million Term Loan Facility, and $100 Million Term Loan Facility by dividing our Average Consolidated Net Indebtedness by our Consolidated EBITDA as defined under these facilities.  There is no leverage ratio covenant under the Baltic Trading 2010 Credit Facility.  Average Consolidated Net Indebtedness is the monthly average of our indebtedness as defined under the facilities, which at December 31, 2012 consisted of long-term debt, the 2010 Notes, cash and cash equivalents (excluding restricted cash) and the letter of credit issued related to leases.  On December 21, 2011, we entered agreements which waived the existing maximum leverage ratio covenant, as well as the consolidated interest ratio, for the three aforementioned credit facilities for a period beginning on October 1, 2011 and ending on (and including) March 31, 2013.  On August 1, 2012, we entered into agreements which extended these waivers through December 31, 2013 (the “August 2012 Agreements”).  Refer to Note 9 —

Long-Term Debt in our consolidated financial statements for further information regarding the terms and fees associated with these agreements.  The August 2012 Agreements required us to utilize $99.9 million of cash to repay outstanding debt under these facilities and beginning with September 30, 2012, we have implemented a quarterly cash sweep whereby excess cash over $100.0 million will be used to repay debt under the under the 2007 Credit Facility, The debt repayment of $99.9 million and the future cash sweep may limit the amount of available cash for future growth and other working capital needs of the Company.

Pursuant to the current terms of the 2007 Credit Facility, the existing collateral maintenance financial covenant is waived.  This covenant required us to maintain pledged vessels with a value equal to at least 130% of our current borrowings, and accelerated the reductions of the total facility which began on March 31, 2009.  Please read the description of the 2007 Credit Facility in Note 9 Long-Term Debt of our consolidated financial statements for further details.  The collateral maintenance covenant is waived until we can represent that we are in compliance with all of our financial covenants.  Under the collateral maintenance covenants of our $253 Million Term Loan Facility, our $100 Million Term Loan Facility, and the 2010 Baltic Trading Credit Facility, the aggregate valuations of our vessels pledged under each facility must at least be a certain percentage of loans outstanding (or, in the case of the Baltic Trading Credit Facility, the total amount we may borrow), which percentages are 135%, 130%, and 140%, respectively.  Under our $253 Million Term Loan Facility, the amount payable upon early termination of any interest rate swaps under the facility is added to outstanding loans for purposes of this covenant.  If our valuations fall below the applicable percentage, we must provide additional acceptable collateral, repay a portion of our borrowings, or (in the case of the 2010 Baltic Trading Credit Facility) permanently reduce the amount we may borrow under the facility to the extent required to restore our compliance with the applicable covenant.  The Company estimates that it would not have been in compliance with the collateral maintenance covenant if the valuation of its collateral under the $100 Million Term Loan Facility as of February 17, 2013 were to decline approximately 2.5%.  Additionally, the Company estimates that it would not have been in compliance with the collateral maintenance covenant if the valuation of its collateral under the $253 Million Term Loan Facility as of December 31, 2012 were to decline approximately 5%.  If it is likely that we would not be in compliance with this covenant under these two facilities, we expect to pay down sufficient outstanding debt on the facility to meet the covenant requirement utilizing cash and cash equivalents on hand.

Dividend Policy

Historically, our dividend policy, which commenced in November 2005, has been to declare quarterly distributions to shareholders by each February, May, August and November, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our Board of Directors determines we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  In the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.  Under the current terms of the 2007 Credit Facility, we are required to suspend the payment of cash dividends until we can represent that we are in a position to satisfy the collateral maintenance covenant.  Refer to Note 9 — Long-Term Debt in our consolidated financial statements for further information regarding the 2009 Amendment.  As such, a dividend has not been declared during 2009, 2010, 2011 or 2012.

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

We believe that, under current law, our dividend payments from earnings and profits will constitute “qualified dividend income.”  For 2012, the maximum Federal income tax rate on qualified dividends paid to non-corporate shareholders was 15%.  For taxable years beginning after December 31, 2012, the maximum federal income tax rate on qualified dividends paid to non-corporate shareholders is 20%, and all or a portion of dividend income received by shareholders whose modified adjusted gross income exceeds certain thresholds ($250,000 for married taxpayers filing jointly and $200,000 for single taxpayers) may be subject to a 3.8% surtax.  Distributions in excess of our earnings and profits will be treated first as a non-taxable return of capital to the extent of a U.S. shareholder’s tax basis in its common stock on a dollar-for-dollar basis and, thereafter, as capital gain.

Share Repurchase Program

On February 13, 2008, our Board of Directors approved our share repurchase program for up to a total of $50.0 million of our common stock.  Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program were determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act.  The program does not require us to purchase any specific number or amount of shares and may be suspended or reinstated at any time in our discretion and without notice.  Repurchases under the program are subject to restrictions under the 2007 Credit Facility.  The 2007 Credit Facility was amended as of February 13, 2008 to permit the share repurchase program and provide that the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.  Subsequently, on January 26, 2009, we entered into the 2009 Amendment, which amended the 2007 Credit Facility to require us to suspend all share repurchases until we can represent that we are in a position to again satisfy the collateral maintenance covenant.  Refer to Note 9 — Long-Term Debt in our consolidated financial statements for further information regarding the 2009 Amendment.  Pursuant to the 2009 Amendment, there were no share repurchases made during the twelve months ended December 31, 2012, 2011 and 2010.  In addition, under the terms of the August 2012 Agreements, we are prohibited from making share repurchases through December 31, 203.

Since the inception of the share repurchase program through December 31, 2012, we have repurchased and retired 278,300 shares of our common stock for $11.5 million (average per share purchase price of $41.32) using funding from cash generated from operations pursuant to its share repurchase program.  An additional 3,130 shares of common stock were repurchased from employees for $0.04 million during 2008 pursuant to our Equity Incentive Plan rather than the share repurchase program.  No share repurchases were made during the years ended December 31, 2012, 2011 and 2010, and the maximum dollar amount that may yet be purchased under our share repurchase program is $38,499,962.

Cash Flow

Net cash used in operating activities for the year ended December 31, 2012 was $18.8 million versus $158.2 million of net cash provided by operating activities for the year ended December 31, 2011. The decrease in cash provided by operating activities was primarily due to a net loss of $157.8 million for the year ended December 31, 2012 compared to net income of $25.1 million for the year ended December 31, 2011, which resulted from lower charter rates achieved in 2012 versus 2011 for the majority of the vessels in our fleet.

Net cash used in investing activities for the year ended December 31, 2012 and 2011 was $3.7 million and $133.4 million, respectively.  The decrease was primarily due to fewer funds used for purchases of vessels during 2012 compared to 2011. For the year ended December 31, 2012, cash used in investing activities primarily related to the purchase of fixed assets in the amount of $2.1 million and vessel related equipment totaling $1.2 million. For the year ended December 31, 2011, cash used in investing activities predominantly related to purchases of vessels in the amount of $130.3 million.

Net cash used in financing activities was $132.9 million during the year ended December 31, 2012 as compared to $67.7 million during the year ended December 31, 2011.  The increase in cash used in financing activities was primarily a result of additional repayments of outstanding debt during 2012 as compared to 2011 including prepaying an aggregate of $99.9 million under agreements to amend our three credit facilities, and drawdowns on the $100 Million Term Loan Facility and the $253 Million Term Loan Facility during 2011 offset by the net proceeds provided by our follow-on offering in February 2012. Cash used in financing activities for the year ended December 31, 2012 consisted of $118.6 million repayment of debt under the 2007 Credit Facility, $40.6 million repayment of debt under the $253 Million Term Loan Facility, $15.4 million repayment of debt under the $100 Million Term Loan Facility, $49.9 million of net proceeds provided by our follow-on offering in February 2012, $4.1 million of deferred financing costs and the $4.1 million dividend payment of our subsidiary, Baltic Trading, to its outside shareholders. Cash used in financing activities for the year ended December 31, 2011 mainly consisted of the following: $102.5 million repayment of debt under the 2007 Credit Facility, $26.9 million repayment of debt under the $253 Million Term Loan Facility, $8.0 million repayment of debt under the $100 Million Term Loan Facility, $4.1 million of deferred financing costs and the $7.6 million dividend payment of our subsidiary, Baltic Trading, to its outside shareholders. Those uses were partially offset by $21.5 million of proceeds from the $253 Million Term Loan Facility related to the Bourbon vessels acquired and $60.0 million of proceeds from the $100 Million Term Loan Facility related to the Metrostar vessels acquired.

Credit Facilities

Refer to Note 9 — Long-Term Debt of our consolidated financial statements for a summary of our outstanding credit facilities and a description of the underlying financial and non-financial covenants.

As of December 31, 2012, we believe we are in compliance with all of the financial covenants under our 2007 Credit Facility, as amended; $100 Million Term Loan Facility, as amended; $253 Million Term Loan Facility, as amended and the 2010 Baltic Trading Credit Facility.

Convertible Notes Payable

Refer to Note 10 — Convertible Senior Notes of our consolidated financial statements for a summary of the convertible notes payable.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At December 31, 2012 and 2011, we had five and eight interest rate swap agreements with DnB NOR Bank, respectively, to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $356.2 million and $606.2 million, respectively, and the swaps have specified rates and durations.

Refer to the table in Note 11 — Interest Rate Swap Agreements of our consolidated financial statements, which summarizes the interest rate swaps in place as of December 31, 2012 and 2011.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of December 31, 2012 and 2011.

Interest Rates

The effective interest rate associated with the interest expense for our various debt facilities (2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility), including the rate differential between the pay fixed receive variable rate on the interest rate swap agreements that were in effect, combined, and the cost associated with unused commitment fees was 4.68% and 4.42% during 2012 and 2011, respectively.  The interest rate on the debt, excluding impact of swaps and the unused commitment fees, ranged from 3.21% to 4.63% and from 2.19% to 3.52% for 2012 and 2011, respectively.  The effective interest rate associated with the liability component of the 2010 Notes was 10.0% during both 2012 and 2011.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of December 31, 2012.  The table incorporates the employment agreement entered into in September 2007 with our Chief Financial Officer, John Wobensmith.  The interest and borrowing fees reflect the 2007 Credit Facility, the 2010 Baltic Trading Credit Facility, the $100 Million Term Loan Facility, the $253 Million Term Loan Facility and the 2010 Notes utilizing the coupon rate of 5% which were issued on July 27, 2010 and the interest rate swap agreements as discussed above under “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements.”  On August 1, 2012, we entered into the August 2012 Agreements which amended or waived certain provisions of the 2007 Credit Facility, the $100 Million Term Loan Facility and the $253 Million Term Loan Facility.  Refer to Note 9 — Long-Term Debt in our consolidated financial statements for further information regarding the fees and debt prepayments required as part of the agreements.  We have included these amounts in the credit agreement payments and interest and borrowing fees below.  The following table also incorporates the future lease payments associated with our two lease agreements.  Refer to Note 19 — Commitments and Contingencies in our consolidated financial statements for further information regarding the terms of our two lease agreements.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Credit Agreements	$1,413,439	$—	$582,988	$830,451	$—
2010 Notes	125,000	—	125,000	—	—
Interest and borrowing fees (1)	244,252	73,996	114,664	55,581	11
Executive employment agreement	373	373	—	—	—
Office leases	26,264	1,500	3,055	3,231	18,478
Totals	$1,809,328	$75,869	$825,707	$889,263	$18,489

(1)         Includes the 1.25% fee payable to lenders under the 2007 Credit Facility due upon the maturity of the facility.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings.  We estimate our drydocking costs and scheduled off-hire days for our fleet, excluding Baltic Trading’s vessels, through 2014 to be:

Genco Shipping & Trading Limited

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2013	$6.9	180
2014	$12.0	320

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

During 2012, we incurred a total of $10.2 million of drydocking costs.

During 2011, we incurred a total of $4.0 million of drydocking costs.

We estimate that 9 of our vessels will be drydocked during 2013 and an additional 16 vessels in 2014.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings.  We estimate our drydocking costs and scheduled off-hire days for our Baltic Trading’s fleet through 2014 to be:

Baltic Trading Limited

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2013	$—	—
2014	$3.6	100

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

During 2012 and 2011, Baltic Trading did not incur drydocking costs.

We estimate that none of Baltic Trading’s vessels will be drydocked during 2013 and five vessels will be drydocked in 2014.

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

During the year ended December 31, 2010, we acquired two Supramax vessels from Bourbon and two Handysize vessels from Metrostar that had existing below market time charters at the time that we agreed to acquire these vessels.  We recorded a liability for time charters acquired related to these four vessels in the amount of $2.1 million based on the present value of the difference between the contractual amounts to be paid and our estimate of the fair market charter rate.  In order to calculate the present value, we utilized a discount rate of 12%.  If we utilized a discount rate of 9% as compared to 12%, it would result in an increase in the liability balance of approximately thirty-five thousand dollars.  If we utilized a discount rate of 15% as compared to 12%, it would result in a decrease in the liability balance of approximately thirty-three thousand dollars.

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

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value.  Effective January 1, 2011, we increased the estimated scrap value of the vessels from $175/lwt to $245/lwt prospectively based on the 15-year average scrap value of steel.  This increase in the residual value of the vessels will decrease the annual depreciation charge over the remaining useful life of the vessel.  During the years ended December 31, 2012 and 2011, the increase in the estimated scrap value resulted in a decrease in depreciation expense of approximately $2.5 million both years.  Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

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

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $100 Million Term Loan Facility and our $253 Million Term Loan Facility, as well as the 2010 Baltic Trading Credit Facility, at December 31, 2012, and the collateral maintenance covenant under our 2007 Credit Facility was waived at December 31, 2012, as discussed above.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at December 31, 2012 and 2011.

At December 31, 2012 and 2011, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date were lower than their carrying values at December 31, 2012 and 2011, respectively.  For the Genco Ocean, Genco Bay, Genco Avra and Genco Spirit, the last compliance testing date prior to December 31, 2012 and 2011 was August 17, 2012 and 2011, respectively, in accordance with the terms of the $100 Million Term Loan Facility; for all other vessels, the compliance testing date was December 31, 2012 and 2011, respectively, in accordance with the terms of the applicable credit facility.

The amount by which the carrying value at December 31, 2012 of all of the vessels in our fleet exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual basis, from $5.2 million to $76.8 million per vessel, and $1,494.2 million on an aggregate fleet basis. The amount by which the carrying value at December 31, 2011 of all of the vessels in our fleet exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $2.2 million to $73.8 million per vessel, and $1,215.9 million on an aggregate fleet basis. The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $24.1 million as of December 31, 2012 and $19.6 million as of December 31, 2011. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels.

			Carrying Value (U.S. dollars in thousands) as of December 31,
Vessels	Year Built	Year Acquired	2012	2011
2007 Credit Facility
Genco Reliance	1999	2004	$15,314	$16,496
Genco Vigour	1999	2004	20,953	22,516
Genco Explorer	1999	2004	15,180	16,382
Genco Carrier	1998	2004	15,454	16,731
Genco Sugar	1998	2004	14,181	15,386
Genco Pioneer	1999	2005	15,021	16,249
Genco Progress	1999	2005	15,186	16,397
Genco Wisdom	1997	2005	14,584	15,843
Genco Success	1997	2005	14,512	15,762
Genco Beauty	1999	2005	21,099	22,654
Genco Knight	1999	2005	20,820	22,403
Genco Leader	1999	2005	20,757	22,381
Genco Marine	1996	2005	13,810	15,241
Genco Prosperity	1997	2005	14,691	16,057
Genco Muse	2001	2005	20,767	22,167
Genco Acheron	1999	2006	20,617	22,306
Genco Surprise	1998	2006	19,583	21,129
Genco Augustus	2007	2007	103,137	108,286
Genco Tiberius	2007	2007	103,325	108,471
Genco London	2007	2007	104,685	109,689
Genco Titus	2007	2007	105,182	110,188
Genco Challenger	2003	2007	32,185	34,206
Genco Charger	2005	2007	35,481	37,431
Genco Warrior	2005	2007	51,888	54,814
Genco Predator	2005	2007	53,293	56,287
Genco Hunter	2007	2007	57,409	59,931
Genco Champion	2006	2008	37,051	39,027
Genco Constantine	2008	2008	110,334	115,556
Genco Raptor	2007	2008	75,299	79,056
Genco Cavalier	2007	2008	61,548	64,599
Genco Thunder	2007	2008	75,469	79,166
Genco Hadrian	2008	2008	108,377	113,264
Genco Commodus	2009	2009	110,825	115,690
Genco Maximus	2009	2009	110,805	115,634
Genco Claudius	2010	2009	112,517	117,359
TOTAL			$1,741,339	$1,834,754

$100 Million Term Loan Facility
Genco Bay	2010	2010	31,333	32,645
Genco Ocean	2010	2010	31,390	32,683
Genco Avra	2011	2011	32,487	33,790
Genco Mare	2011	2011	32,386	33,668
Genco Spirit	2011	2011	33,020	34,302
TOTAL			$160,616	$167,088

$253 Million Term Loan Facility
Genco Aquitaine	2009	2010	33,007	34,418
Genco Ardennes	2009	2010	33,168	34,588
Genco Auvergne	2009	2010	33,136	34,531
Genco Bourgogne	2010	2010	33,111	34,492
Genco Brittany	2010	2010	33,177	34,553
Genco Languedoc	2010	2010	33,344	34,726
Genco Loire	2009	2010	30,172	31,478
Genco Lorraine	2009	2010	29,864	31,166
Genco Normandy	2007	2010	27,582	28,857
Genco Picardy	2005	2010	27,152	28,603
Genco Provence	2004	2010	26,772	28,249
Genco Pyrenees	2010	2010	33,095	34,453
Genco Rhone	2011	2011	34,725	36,107
TOTAL			$408,305	$426,221

2010 Baltic Trading Credit Facility
Baltic Leopard	2009	2009	31,671	33,033
Baltic Panther	2009	2010	31,748	33,111
Baltic Cougar	2009	2010	31,898	33,261
Baltic Jaguar	2009	2010	31,809	33,162
Baltic Bear	2010	2010	66,450	69,153
Baltic Wolf	2010	2010	66,196	68,839
Baltic Wind	2009	2010	30,386	31,695
Baltic Cove	2010	2010	30,711	31,992
Baltic Breeze	2010	2010	31,274	32,551
TOTAL			$352,143	$366,797

Consolidated Total			$2,662,403	$2,794,860

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

When indicators of impairment are present and our estimate of undiscounted future cash flows for any vessel is lower than the vessel’s carrying value, the carrying value is written down, by recording a charge to operations, to the vessel’s fair market value if the fair market value is lower than the vessel’s carrying value.  We noted that TCE revenues across its fleet were lower on average in 2012 compared with 2011.  Our management views the lower TCE rates in 2012 as part of a longer term economic cycle.

We concluded at December 31, 2012 that the future income streams expected to be earned by such vessels over their remaining operating lives on an undiscounted basis would be sufficient to recover their carrying values and that, accordingly, our vessels were not impaired under U.S. GAAP.  Our estimated future undiscounted cash flows exceeded each of our vessels’ carrying values by a considerable margin (approximately 31% - 400% of carrying value).  Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 18.0 years in which to recover sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2012.  Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

In developing estimates of future undiscounted cash flows, we make assumptions and estimates about the vessels’ future performance, with the significant assumptions being related to charter rates, fleet utilization, vessels’ operating expenses, vessels’ capital expenditures and drydocking requirements, vessels’ residual value and the estimated remaining useful life of each vessel. The assumptions used to develop estimates of future undiscounted cash flows are based on historical trends.  Specifically, we utilize the rates currently in effect for the duration of their current time charters, without assuming additional profit sharing.  For periods of time where our vessels are not fixed on time charters, we utilize an estimated daily time charter equivalent for our vessels’ unfixed days based on the most recent ten year historical one year time charter average.  Actual equivalent drybulk shipping rates are currently lower than the estimated rate.   We believe current rates have been driven by short-term disruptions or seasonal issues as discussed under “Management’s Discussion and Analysis —Results of Operations—Voyage Revenues.”

Of the inputs that the Company uses for its impairment test, future time charter rates are the most significant and most volatile.  Based on the sensitivity analysis performed by the Company, the Company would record impairment on its vessels for time charter declines from their most recent ten-year historical one-year time charter averages as follows:

	Percentage Decline from Ten-Year Historical One-Year Time Charter Average at Which Point Impairment Would be Recorded
Vessel Class	As of December 31, 2012	As of December 31, 2011
Capesize	(50.6)%	(50.2)%
Panamax	(31.5)%	(30.6)%
Supramax	(29.0)%	(29.8)%
Handymax	(45.7)%	(41.9)%
Handysize	(13.5)%	(11.0)%

Our time charter equivalent (TCE) rates for our fiscal years ended December 31, 2012 and 2011, respectively, were above or (below) the ten year historical one-year time charter average as of such dates as follows:

	TCE Rates as Compared with Ten- Year Historical One-Year Time Charter Average (as percentage above/(below))
Vessel Class	As of December 31, 2012	As of December 31, 2011
Capesize	(70.4)%	(39.6)%
Panamax	(65.9)%	(18.2)%
Supramax	(59.1)%	(32.1)%
Handymax	(59.2)%	(20.0)%
Handysize	(46.4)%	(26.4)%

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

During the fourth quarter of 2008, our investment in Jinhui was deemed to be other-than-temporarily impaired due to the severity of the decline in its market value versus our cost basis. We recorded a $103.9 million impairment loss during 2008 which was reclassified from the consolidated statement of equity and recorded as a loss in the consolidated statement of operations. We will continue to evaluate the investment on a quarterly basis to determine the likelihood of any further significant adverse effects on the fair value and amount of any additional impairment. In the event we determine that the Jinhui investment is subject to any additional other-than-temporary impairment, the amount of the impairment would be reclassified from the consolidated statement of equity and recorded as a loss in the consolidated statement of operations for the amount of the impairment.

Fair value of financial instruments

The estimated fair values of our financial instruments such as amounts due to / due from charterers, accounts payable and long-term debt, approximate their individual carrying amounts as of December 31, 2012 and December 31, 2011 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. We held five and eight interest rate swap agreements with DnB NOR Bank at December 31, 2012 and 2011, respectively, to manage future interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $356.2 million and $606.2 million, respectively, and the swaps have specified rates and durations. Refer to the table in Note 11 — Interest Rate Swap Agreements of our consolidated financial statements which summarizes the interest rate swaps in place as of December 31, 2012 and 2011.

The swap agreements, with effective dates prior to December 31, 2012 synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of swap plus the Applicable Margin as discussed in the “2007 Credit Facility” section of Note 9 — Long-Term Debt of our consolidated financial statements.

The total liability associated with the swaps at December 31, 2012 is $16.1 million and $25.3 million at December 31, 2011, and are presented as the fair value of derivatives on the balance sheet. As of December 31, 2012 and 2011, we have accumulated other comprehensive deficit of ($16.1) million and ($25.2) million, respectively, related to the effectively hedged portion of the swaps. Hedge ineffectiveness associated with the interest rate swaps resulted in other income (expense) of $0.1 million and during 2012 and 2011. At December 31, 2012, ($9.6) million of AOCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding. For the year ended December 31, 2011, we paid LIBOR plus 2.00% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for such swap’s effective period. Effective December 21, 2011, we are also subject to a facility fee of 2.00% per annum on the average daily outstanding principal amount of the outstanding loan under the 2007 Credit Facility pursuant to the amendment entered into with our lenders under this facility which was reduced to 1.0% on February 28, 2012 when we consummated an equity offering resulting in gross proceeds of $53.3 million. Additionally, effective August 1, 2012, the applicable margin over LIBOR for the 2007 Credit Facility increased from 2.00% to 3.00% pursuant to the August 2012 Agreements. Refer to Note 9 — Long-Term Debt in our consolidated financial statements for further information regarding these amendments. We also paid LIBOR plus 3.00% on the outstanding debt under the $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility during the years ended December 31, 2012 and 2011. A 1% increase in LIBOR would result in an increase of $11.3 million in interest expense for the year ended December 31, 2012, considering the increase would be only on the unhedged portion of the debt.

Derivative financial instruments

As of December 31, 2012, we held five interest rate swap agreements that we entered into with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $356.2 million, and the swaps have specified rates and durations. Refer to the table in Note 9 — Long-Term Debt of our consolidated financial statements which summarized the interest rate swaps in place as of December 31, 2012 and December 31, 2011.

The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred. The interest rate differential pertaining to the interest rate swaps for the years ended December 31, 2012 and 2011 was $13.4 million and $28.9 million, respectively. We are currently utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of AOCI. The ineffective portion is recognized as other

(expense) income, which is a component of other (expense) income. If for any period of time we did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation would be recognized as other (expense) income.

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

Investments

We hold investments in Jinhui of $21.0 million which are classified as available for sale (“AFS”) under Accounting Standards Codification 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”). The investment is classified as a current or noncurrent asset based on our intent to hold the investment at each reporting date. The investments that are classified as AFS are subject to risk of changes in market value, which if determined to be impaired (other than temporarily impaired), could result in realized impairment losses. We review the carrying value of such investments on a quarterly basis to determine if any valuation adjustments are appropriate under ASC 320-10. During 2008, we reviewed the investment in Jinhui for indicators of other-than-temporary impairment. This determination required significant judgment. In making this judgment, we evaluated, among other factors, the duration and extent to which the fair value of the investment is less than its cost; the general market conditions, including factors such as industry and sector performance, and our intent and ability to hold the investment. Our investment in Jinhui was deemed to be other-than-temporarily impaired at December 31, 2008 due to the severity of the decline in its market value versus our cost basis. We will continue to evaluate the investment on a quarterly basis to determine the likelihood of any further significant adverse effects on the fair value and amount of any additional impairment. For the years ended December 31, 2012 and 2011, we have not deemed our investment to be impaired. In the event we determine that the Jinhui investment is subject to any additional impairment, the amount of the impairment would be reclassified from AOCI and recorded as a loss in the Consolidated Statement of Operations for the amount of the impairment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Genco Shipping & Trading Limited

Consolidated Financial Statements as of December 31, 2012 and 2011 and for the Years Ended December 31, 2012, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Genco Shipping & Trading Limited

New York, New York

We have audited the accompanying consolidated balance sheets of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Genco Shipping & Trading Limited and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 1, 2013

Genco Shipping & Trading Limited

Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011

 (U.S. Dollars in thousands, except for share and per share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$72,600	$227,968
Due from charterers, net	11,714	13,688
Prepaid expenses and other current assets	18,146	17,709
Total current assets	102,460	259,365

Noncurrent assets:
Vessels, net of accumulated depreciation of $597,214 and $464,518, respectively	2,662,403	2,794,860
Deferred drydock, net of accumulated amortization of $8,086 and $11,111, respectively	12,037	6,934
Other assets, net of accumulated amortization of $13,162 and $7,749, respectively	29,561	17,795
Fixed assets, net of accumulated depreciation and amortization of $3,311 and $2,422, respectively	5,258	5,591
Other noncurrent assets	514	514
Restricted cash	10,150	9,750
Investments	20,988	24,468
Total noncurrent assets	2,740,911	2,859,912

Total assets	$2,843,371	$3,119,277

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$23,667	$30,712
Current portion of long-term debt	—	185,077
Deferred revenue	1,324	4,227
Current portion of lease obligations	682	—
Fair value of derivative instruments	7	1,686
Total current liabilities	25,680	221,702

Noncurrent liabilities:
Long-term lease obligations	2,465	1,823
Time charters acquired	418	1,164
Fair value of derivative instruments	16,045	23,654
Convertible senior note payable	110,918	106,381
Long-term interest payable	13,199	—
Long-term debt	1,413,439	1,402,935
Total noncurrent liabilities	1,556,484	1,535,957

Total liabilities	1,582,164	1,757,659

Commitments and contingencies

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 44,270,273 and 36,307,598 shares at December 31, 2012 and December 31, 2011, respectively	443	363
Additional paid-in capital	863,303	809,443
Accumulated other comprehensive loss	(11,841)	(17,549)
Retained earnings	214,391	359,349
Total Genco Shipping & Trading Limited shareholders’ equity	1,066,296	1,151,606
Noncontrolling interest	194,911	210,012
Total equity	1,261,207	1,361,618

Total liabilities and equity	$2,843,371	$3,119,277

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

	For the Years Ended December 31,
	2012	2011	2010
Revenues:
Voyage revenues	$223,159	$388,929	$447,438
Service revenues	3,294	3,285	1,249
Total revenues	226,453	392,214	448,687

Operating expenses:
Voyage expenses	7,009	4,457	4,467
Vessel operating expenses	114,318	105,514	78,976
General, administrative and management fees	35,673	33,928	29,081
Depreciation and amortization	139,063	136,203	115,663
Other operating income	(265)	(527)	(791)

Total operating expenses	295,798	279,575	227,396

Operating (loss) income	(69,345)	112,639	221,291

Other (expense) income:
Other expense	(29)	(80)	(77)
Interest income	378	616	685
Interest expense	(87,558)	(86,722)	(72,650)

Other expense	(87,209)	(86,186)	(72,042)

(Loss) income before income taxes	(156,554)	26,453	149,249
Income tax expense	(1,222)	(1,385)	(1,840)

Net (loss) income	(157,776)	25,068	147,409
Less: Net (loss) income attributable to noncontrolling interest	(12,848)	(318)	6,166

Net (loss) income attributable to Genco Shipping & Trading Limited	$(144,928)	$25,386	$141,243

Net (loss) income per share-basic	$(3.47)	$0.72	$4.28
Net (loss) income per share-diluted	$(3.47)	$0.72	$4.07
Weighted average common shares outstanding-basic	41,727,075	35,179,244	32,987,449
Weighted average common shares outstanding-diluted	41,727,075	35,258,205	35,891,373
Dividends declared per share	$—	$—	$—

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Comprehensive (Loss) Income

For the Years Ended December 31, 2012, 2011 and 2010

 (U.S. Dollars in Thousands)

	For the Years Ended December 31,
	2012	2011	2010

Net (loss) income	$(157,776)	$25,068	$147,409

Change in unrealized gain on investments	(3,480)	(30,246)	(17,466)
Unrealized gain (loss) on cash flow hedges, net	9,188	17,907	(1,333)
Other comprehensive income (loss)	5,708	(12,339)	(18,799)

Comprehensive (loss) income	(152,068)	12,729	128,610
Less: Comprehensive (loss) income attributable to noncontrolling interests	(12,848)	(318)	6,166
Comprehensive (loss) income attributable to Genco Shipping & Trading Limited	$(139,220)	$13,047	$122,444

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Equity

For the Years Ended December 31, 2012, 2011 and 2010

(U.S. Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2010	$318	$722,198	$13,589	$192,820	$928,925	$—	$928,925

Net income				141,243	141,243	6,166	147,409
Change in unrealized gain on investments			(17,466)		(17,466)	—	(17,466)
Unrealized loss on cash flow hedges, net			(1,333)		(1,333)	—	(1,333)
Issuance of 3,593,750 shares of common stock	36	54,846			54,882	—	54,882
Issuance of convertible senior notes		23,457			23,457	—	23,457
Issuance of 514,650 shares of nonvested stock	5	(5)			—	—	—
Nonvested stock amortization		4,327			4,327	2,892	7,219
Cash dividends paid by Baltic Trading Limited				(41)	(41)	(5,329)	(5,370)
Issuance of common stock of Baltic Trading Limited		(1,045)			(1,045)	211,475	210,430

Balance — December 31, 2010	$359	$803,778	$(5,210)	$334,022	$1,132,949	$215,204	$1,348,153

Net income (loss)				25,386	25,386	(318)	25,068
Change in unrealized gain on investments			(30,246)		(30,246)	—	(30,246)
Unrealized gain on cash flow hedges, net			17,907		17,907	—	17,907
Issuance of 357,500 shares of nonvested stock, less forfeitures of 1,100 shares	4	(4)			—	—	—
Nonvested stock amortization		5,574			5,574	2,764	8,338
Cash dividends paid by Baltic Trading Limited				(59)	(59)	(7,543)	(7,602)
Vesting of restricted shares issued by Baltic Trading Limited		95			95	(95)	—

Balance — December 31, 2011	$363	$809,443	$(17,549)	$359,349	$1,151,606	$210,012	$1,361,618
Net loss				(144,928)	(144,928)	(12,848)	(157,776)
Change in unrealized gain on investments			(3,480)		(3,480)	—	(3,480)
Unrealized gain on cash flow hedges, net			9,188		9,188	—	9,188
Issuance of 7,500,000 shares of common stock	75	49,799			49,874	—	49,874
Issuance of 464,175 shares of nonvested stock, less forfeitures of 1,500 shares	5	(5)			—	—	—
Nonvested stock amortization		4,087			4,087	1,777	5,864
Cash dividends paid by Baltic Trading Limited				(30)	(30)	(4,051)	(4,081)
Vesting of restricted shares issued by Baltic Trading Limited		(21)			(21)	21	—

Balance — December 31, 2012	$443	$863,303	$(11,841)	$214,391	$1,066,296	$194,911	$1,261,207

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

(U.S. Dollars in Thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(157,776)	$25,068	$147,409
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	139,063	136,203	115,663
Amortization of deferred financing costs	5,413	3,188	1,967
Amortization of time charters acquired	(746)	(1,611)	(4,560)
Amortization of discount on Convertible Senior Notes	4,537	4,072	1,684
Unrealized gain on derivative instruments	(100)	(51)	(66)
Amortization of nonvested stock compensation expense	5,864	8,338	7,219
Change in assets and liabilities:
Decrease (increase) in due from charterers	1,974	(4,894)	(6,677)
Increase in prepaid expenses and other current assets	(437)	(3,721)	(3,804)
Increase in other noncurrent assets	—	(514)	—
(Decrease) increase in accounts payable and accrued expenses	(4,880)	1,091	10,048
Decrease in deferred revenue	(2,903)	(6,139)	(2,465)
Increase (decrease) in lease obligations	1,324	1,166	(30)
Deferred drydock costs incurred	(10,167)	(4,013)	(3,708)
Net cash (used in) provided by operating activities	(18,834)	158,183	262,680
Cash flows from investing activities:
Purchase of vessels	(1,155)	(130,328)	(971,203)
Deposits on vessels	—	—	(13,702)
Changes in deposits of restricted cash	(400)	(750)	8,500
Proceeds from sale of vessels	—	—	106,555
Purchase of other fixed assets	(2,114)	(2,289)	(380)
Net cash used in investing activities	(3,669)	(133,367)	(870,230)
Cash flows from financing activities:
Repayments on the 2007 Credit Facility	(118,588)	(102,500)	(50,000)
Proceeds from the $100 Million Term Loan Facility	—	60,000	40,000
Repayments on the $100 Million Term Loan Facility	(15,385)	(8,011)	(1,120)
Proceeds from the $253 Million Term Loan Facility	—	21,500	231,500
Repayments on the $253 Million Term Loan Facility	(40,600)	(26,916)	(4,691)
Proceeds from the Baltic Trading 2010 Credit Facility	—	—	101,250
Proceeds from issuance of common stock	50,721	—	55,200
Payment of common stock issuance costs	(847)	—	(318)
Proceeds from issuance of Convertible Senior Notes	—	—	125,000
Payment of Convertible Senior Notes issuance costs	—	(51)	(867)
Proceeds from issuance of common stock by subsidiary	—	—	214,508
Payment of subsidiary common stock issuance costs	—	—	(3,721)
Payment of dividend by subsidiary	(4,081)	(7,603)	(5,369)
Payment of deferred financing costs	(4,085)	(4,144)	(11,212)
Net cash (used in) provided by financing activities	(132,865)	(67,725)	690,160
Net (decrease) increase in cash and cash equivalents	(155,368)	(42,909)	82,610
Cash and cash equivalents at beginning of year	227,968	270,877	188,267
Cash and cash equivalents at end of year	$72,600	$227,968	$270,877

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands)

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

1 - GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”), its wholly-owned subsidiaries, and its subsidiary, Baltic Trading Limited (collectively, the “Company”).  The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.  GS&T is incorporated under the laws of the Marshall Islands and as of December 31, 2012 is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco Management (USA) Limited; Genco RE Investments LLC; and the ship-owning subsidiaries as set forth below.

At December 31, 2012, 2011 and 2010, GS&T’s fleet consisted of 53, 53 and 49 vessels, respectively.

Below is the list of GS&T’s wholly owned ship-owning subsidiaries as of December 31, 2012:

Wholly Owned Subsidiaries	Vessel	Dwt	Date Delivered	Year Built

Genco Reliance Limited	Genco Reliance	29,952	12/6/04	1999
Genco Vigour Limited	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05	1997
Genco Muse Limited	Genco Muse	48,913	10/14/05	2001
Genco Acheron Limited	Genco Acheron	72,495	11/7/06	1999
Genco Surprise Limited	Genco Surprise	72,495	11/17/06	1998
Genco Augustus Limited	Genco Augustus	180,151	8/17/07	2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07	2007
Genco London Limited	Genco London	177,833	9/28/07	2007
Genco Titus Limited	Genco Titus	177,729	11/15/07	2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07	2003
Genco Charger Limited	Genco Charger	28,398	12/14/07	2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07	2005
Genco Predator Limited	Genco Predator	55,407	12/20/07	2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07	2007
Genco Champion Limited	Genco Champion	28,445	1/2/08	2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08	2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08	2007
Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08	2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08	2007
Genco Hadrian Limited	Genco Hadrian	169,694	12/29/08	2008
Genco Commodus Limited	Genco Commodus	169,025	7/22/09	2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09	2009
Genco Claudius Limited	Genco Claudius	169,025	12/30/09	2010
Genco Bay Limited	Genco Bay	34,296	8/24/10	2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10	2010
Genco Avra Limited	Genco Avra	34,391	5/12/2011	2011
Genco Mare Limited	Genco Mare	34,428	7/20/2011	2011
Genco Spirit Limited	Genco Spirit	34,432	11/10/2011	2011

Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10	2009
Genco Ardennes Limited	Genco Ardennes	57,981	8/31/10	2009
Genco Auvergne Limited	Genco Auvergne	57,981	8/16/10	2009
Genco Bourgogne Limited	Genco Bourgogne	57,981	8/24/10	2010
Genco Brittany Limited	Genco Brittany	57,981	9/23/10	2010
Genco Languedoc Limited	Genco Languedoc	57,981	9/29/10	2010
Genco Loire Limited	Genco Loire	53,416	8/4/10	2009
Genco Lorraine Limited	Genco Lorraine	53,416	7/29/10	2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10	2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10	2005
Genco Provence Limited	Genco Provence	55,317	8/23/10	2004
Genco Pyrenees Limited	Genco Pyrenees	57,981	8/10/10	2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/2011	2011

Baltic Trading Limited (“Baltic Trading”) was a wholly-owned indirect subsidiary of GS&T until Baltic Trading completed its initial public offering, or IPO, on March 15, 2010.  As of December 31, 2012 and 2011, Genco Investments LLC owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represented a 24.78% and 25.11% ownership interest in Baltic Trading, respectively, and 83.17% and 83.41% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock, respectively.  Additionally, pursuant to the subscription agreement between Genco Investments LLC and Baltic Trading, for so long as GS&T directly or indirectly holds at least 10% of the aggregate number of outstanding shares of Baltic Trading’s common stock and Class B stock, Genco Investments LLC will be entitled to receive an additional number of shares of Baltic Trading’s Class B stock equal to 2% of the number of common shares issued in the future, other than shares issued under Baltic Trading’s 2010 Equity Incentive Plan.

Below is the list of Baltic Trading’s wholly owned ship-owning subsidiaries as of December 31, 2012:

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

The Company provides technical services for drybulk vessels purchased by Maritime Equity Partners (“MEP”). Peter C. Georgiopoulos, Chairman of the Board of Directors of GS&T, controls and has a minority interest in MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  MEP has the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee upon a change in control of the Company.  The Company may terminate provision of the services at any time on 60 days’ notice.  Peter C. Georgiopoulos, the Company’s Chairman of the Board, is a minority investor in MEP.

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

Mr. Georgiopoulos is the sole member of the Management Committee of Fleet Acquisition LLC, which currently retains 443,606 shares of the Company’s common stock of which Mr. Georgiopoulos may be deemed to be the beneficial owner.  As a result of the foregoing transaction in addition to grants of nonvested shares made to Mr. Georgiopoulos, Mr. Georgiopoulos may be deemed to beneficially own 10.63% of the Company’s common stock (including shares held through Fleet Acquisition LLC) at December 31, 2012.

Given the current drybulk rate environment, the Company may be unable to make required payments under its credit facilities commencing during the quarter ending March 31, 2014.  Moreover, if the current prolonged weakness in drybulk shipping rates does not abate, the Company may not be in compliance with the maximum leverage ratio and minimum permitted consolidated interest ratio covenants under our credit facilities once current waivers expire and are re-measured at March 31, 2014.  The Company is also subject to minimum cash covenants for which compliance is measured at the end of every fiscal quarter.  These covenants have not been waived and it is possible that the Company will not be in compliance with such covenants at or after March 31, 2014, or earlier in the event of sustained weakness in the drybulk shipping sector.  The Company’s debt facilities are described further in Note 9 - Long-Term Debt.

The Company may seek further waivers or modifications to its credit agreements, which may be subject to conditions, and may also seek to refinance indebtedness or raise additional capital through equity or debt offerings or selling assets (including vessels).  Absent such waivers or modifications, if the Company does not comply with such payment obligations or these covenants and fail to cure such non-compliance following applicable notice and expiration of applicable cure periods, the Company may be in default of one or more of its credit facilities. If such a default occurs, the Company may also be in default under the Indenture for the 5.00% Convertible Senior Notes (discussed in Note 10 — Convertible Senior Notes). As a result, some or all of the Company’s  indebtedness could be declared immediately due and payable and alternative sources of financing would need to be sought on terms that may not be favorable to the Company.

In addition, notwithstanding the waiver of certain covenants as described above, for purposes of preparing financial statements in each future fiscal quarter, the Company is required to test compliance with the original covenants at all quarterly measurement dates in accordance with GAAP. Under the Company’s credit facilities, March 31, 2014 is the first date following expiration of the waivers on which compliance with the original covenants will be measured.  If the Company would not have been in compliance with the original covenants absent the waivers received and it is probable the Company would not be in compliance at measurement dates within the following twelve months, indebtedness under this facility would be required to be reclassified as a current liability in such quarter.  Any such reclassification would not affect the existing waivers.

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

Segment reporting

The Company has two reportable segments, GS&T and Baltic Trading, which are both engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.  Refer to Note 3 — Segment Information for further information.

Revenue and voyage expense recognition

Since the Company’s inception, revenues have been generated from time charter agreements, pool agreements and spot market-related time charters.  A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily hire rate, including any ballast bonus payments received pursuant to the time charter agreement.  Spot market-related time charters are the same as other time charter agreements, except the time charter rates are variable and are based on a percentage of the average daily rates as published by the Baltic Dry Index (“BDI”).  Voyage revenues also include the sale of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer.  There are certain other non-specified voyage expenses such as commissions which are typically borne by the Company.  At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses.  These differences in bunkers resulted in net gains of $1,714, $2,653 and $1,743 during the years ended December 31, 2012, 2011 and 2010, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

The Company records time charter revenues over the term of the charter as service is provided.  Revenues are recognized on a straight-line basis as the average revenue over the term of the respective time charter agreement.  The Company recognizes voyage expenses when incurred.

Two of the Company’s vessels, the Genco Constantine and Genco Hadrian, were chartered under time charters which included a profit-sharing element.  These time charters ended during August 2012 and October 2012, respectively.  Under these charter agreements, the Company received a fixed rate of $53 and $65 per day, respectively, and an additional profit-sharing payment.  The profit-sharing between the Company and the respective charterer for each 15-day period was calculated by taking the average over that period of the published Baltic Cape Index of the four time charter routes as reflected in daily reports.  If such average was more than the base rate payable under the charter, the excess amount was allocable 50% to the Company and 50% to the charterer.  The profit sharing amount due to the Company was net of a 3.75% commission.  Profit sharing revenue was recorded when the average of the published Baltic Capesize Index for the four time charter routes was available for the entire 15-day period, which is when the profit sharing revenue was fixed and determinable.

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

At December 31, 2012 and 2011, five of the Company’s vessels were in vessel pools.  The Genco Explorer, Genco Pioneer, Genco Progress, Genco Reliance and Genco Sugar entered the Lauritzen Pool during August 2009.  Vessel pools, such as the Lauritzen Pool, provide cost-effective commercial management activities for a group of similar class vessels.  The pool arrangement provides the benefits of a large-scale operation, and chartering efficiencies that might not be available to smaller fleets.  Under the pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue less voyage expenses generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these vessels is subject to the fluctuations of the spot market.  The Company recognizes revenue from these pool arrangements based on its portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after voyage expenses and pool manager fees.

Other operating income

During the years ended December 31, 2012, 2011 and 2010, the Company recorded other operating income of $265, $527 and $791 respectively.  Other operating income recorded during the years ended December 31, 2012, 2011 and 2010 consists of $263, $527 and $585, respectively, related to the first three installments due on December 30, 2012, 2011 and 2010, respectively, from Samsun Logix Corporation (“Samsun”) pursuant to the rehabilitation plan which was approved by the South Korean courts.  Other operating income during the year ended December 31, 2012 also included $2 related to the first installment due on December 30, 2012 from Korea Line Corporation (“KLC”) pursuant to the rehabilitation plan which was approved by the South Korean courts.  Refer to Note 19 — Commitments and Contingencies for further information regarding the bankruptcy settlements with Samsun and KLC.

Additionally, other operating income during the year ended December 31, 2010 consists of $206 related to a payment received from the seller of the Baltic Cougar as a result of the late delivery of the vessel to Baltic Trading.

Due from charterers, net

Due from charterers, net includes accounts receivable from charters, net of the provision for doubtful accounts.  At each balance sheet date, the Company records the provision based on a review of all outstanding charter receivables.  Included in the standard time charter contracts with the Company’s customers are certain performance parameters which, if not met, can result in customer claims.  As of December 31, 2012 and 2011, the Company had a reserve of $488 and $906, respectively, against the due from charterers balance and an additional accrual of $407 and $762, respectively, in deferred revenue, each of which is primarily associated with estimated customer claims against the Company including vessel performance issues under time charter agreements.

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

Vessels, net

Vessels, net is stated at cost less accumulated depreciation.  Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage.  The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel.  Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard.  Depreciation expense for vessels for the years ended December 31, 2012, 2011 and 2010 was $133,111, $130,080, and $109,839, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value.  The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment.  Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense.  Expenditures for routine maintenance and repairs are expensed as incurred.  Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt).  Effective January 1, 2011, the Company increased the estimated scrap value of the vessels from $175/lwt to $245/lwt prospectively based on the 15-year average scrap value of steel.  The change in the estimated scrap value will result in a decrease in depreciation expense over the remaining life of the vessel assets.  During the years ended December 31, 2012 and 2011, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $2,476 and $2,479, respectively. The decrease in depreciation expense resulted in a $0.06 and $0.07 change to the basic and diluted net (loss) income per share during the years ended December 31, 2012 and 2011, respectively.  The basic and diluted net (loss) income per share would have been ($3.53) and $0.65 per share, respectively, if there had been no change in the estimated scrap value.

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

Depreciation and amortization expense for fixed assets for the years ended December 31, 2012, 2011 and 2010 was $888, $507 and $501, respectively.

Deferred drydocking costs

The Company’s vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating.  The Company defers the costs associated with the drydockings as they occur and amortizes these costs on a straight-line basis over the period between drydockings.  Costs deferred as part of a vessel’s drydocking include actual costs incurred at the drydocking yard; cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking.  If the vessel is drydocked earlier than originally anticipated, any remaining deferred drydock costs that have not been amortized are expensed at the beginning of the next drydock.  Amortization expense for drydocking for the years ended December 31, 2012, 2011 and 2010 was $5,064, $5,617, and $5,324, respectively.  All other costs incurred during drydocking are expensed as incurred.

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

For the years ended December 31, 2012, 2011 and 2010, no impairment charges were recorded on the Company’s long-lived assets.

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

Investments

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as Available For Sale (“AFS”) and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive (loss) income (“AOCI”).  The Company classifies the investment as a current or noncurrent asset based on the Company’s intent to hold the investment at each reporting date.

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

Income taxes

Pursuant to Section 883 of the U.S. Internal Revenue Code of 1986 as amended (the “Code”), qualified income derived from the international operations of ships is excluded from gross income and exempt from U.S. federal income tax if a company engaged in the international operation of ships meets certain requirements.  Among other things, in order to qualify, the Company must be incorporated in a country that grants an equivalent exemption to U.S. corporations and must satisfy certain qualified ownership requirements.

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

Based on the publicly traded requirement of the Section 883 regulations, GS&T believes that it qualified for exemption from income tax on income derived from the international operations of ships for 2012, 2011 and 2010.  In order to meet the publicly traded requirement, GS&T’s stock must be treated as being primarily and regularly traded for more than half the days of any such year.  Under the Section 883 regulations, GS&T’s qualification for the publicly traded requirement may be jeopardized if shareholders of the Company’s common stock that own five percent or more of the Company’s stock (“5% shareholders”) own, in the aggregate, 50% or more of the Company’s common stock for more than half the days of the year.  Management believes that during 2012, 2011 and 2010, the combined ownership of its 5% shareholders did not equal 50% or more of its common stock for more than half the days of 2012, 2011 and 2010, as applicable.

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

Baltic Trading is also incorporated in the Marshall Islands.  However, Baltic Trading did not qualify for an exemption under Section 883 upon consummation of its IPO because it did not satisfy the publicly traded requirement as described above.  Since Baltic Trading’s IPO was completed on March 15, 2010, the Company has indirectly owned shares of Baltic Trading’s Class B Stock which has provided the Company with over 50% of the combined voting power of all classes of Baltic Trading’s voting stock during 2012, 2011 and 2010.  As such, Baltic Trading is subject to income tax on its United States source income.  During the years ended December 31, 2012, 2011 and 2010, Baltic Trading had United States operations which resulted in United States source income of $1,379, $3,062 and $2,541.  Baltic Trading’s United States income tax expense for the years ended December 31, 2012, 2011 and 2010 was $28, $34 and $78, respectively.

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

Total revenue earned for these services during the years ended December 31, 2012, 2011 and 2010 was $6,110, $6,309 and $6,739, respectively, of which $2,816, $3,024 and $5,490, respectively, eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $2,655 associated with these activities for the year ended December 31, 2012.  This resulted in estimated tax expense of $1,194 for the year ended December 31, 2012.  After allocation of certain expenses, there was taxable income of $2,787 associated with these activities for the year ended December 31, 2011.  This resulted in estimated tax expense of $1,351 for the year ended December 31, 2011.  After allocation of certain expenses, there was taxable income of $3,913 associated with these activities for the year ended December 31, 2010.  This resulted in estimated tax expense of $1,762 for the year ended December 31, 2010.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned.  These amounts are recognized as income when earned.  Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues.  Refer to “Revenue and voyage expense recognition” above for description of the Company’s revenue recognition policy.

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

Nonvested stock awards

The Company follows ASC Subtopic 718-10, “Compensation — Stock Compensation” (“ASC 718-10”), for nonvested stock issued under its equity incentive plans.  Stock-based compensation costs from nonvested stock have been classified as a component of additional paid-in capital.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers, cash and cash equivalents, deposits on vessels and interest rate swap agreements.  With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  The Company earned 100% of revenues from 43 customers in 2012, 32 customers in 2011 and 33 customers in 2010.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2012 and 2011.

For the year ended December 31, 2012, there was one customer that individually accounted for more than 10% of voyage revenues, Cargill International S.A., which represented 31.27% of voyage revenues.  For the year ended December 31, 2011 there were two customers that individually accounted for more than 10% of voyage revenues, Cargill International S.A. and Swissmarine Services S.A., which represented 30.00% and 12.23% of voyage revenues, respectively.  For the year ended December 31, 2010 there were two customers that individually accounted for more than 10% of voyage revenues, Cargill International S.A. and Pacific Basin Chartering Ltd., which represented 29.26% and 11.43% of voyage revenues, respectively.

At December 31, 2012 and 2011, the Company maintains all of its cash and cash equivalents with four and five financial institutions, respectively.  None of the Company’s cash and cash equivalent balances is covered by insurance in the event of default by these financial institutions.

At December 31, 2012 and 2011, the Company has five and eight interest rate swap agreements, respectively, with DnB NOR Bank ASA to manage interest costs and the risk associated with changing interest rates related to the 2007 Credit Facility.  None of the interest rate swap agreements are covered by insurance in the event of default by this financial institution.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments such as amounts due to / due from charterers, accounts payable and long-term debt, approximate their individual carrying amounts as of December 31, 2012 and 2011 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities.

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

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”) to improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI.  The amendments in ASU 2013-02 are required to be applied retrospectively and are effective for reporting periods beginning after December 15, 2012.  The adoption of ASU 2013-02 will not have any impact on the Company’s consolidated financial statements other than separately disclosing in the footnotes to the consolidated financial statements amounts reclassified out of AOCI and the individual line items in the consolidated Statement of Operations that are affected.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement” (“ASU 2011-04”) to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements.  This standard was effective for interim and annual periods beginning after December 15, 2011 and is applied on a prospective basis.  The Company has adopted ASU 2011-04 and the impact of adoption was not material to the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (“ASU 2011-05”) to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  The standard does not change the items that must be reported for other comprehensive income, how such items are measured or when they must be reclassified to net income.  This standard was effective for interim and annual periods beginning after December 15, 2011 was to be applied retrospectively.  The FASB has deferred the requirement to present reclassification adjustments for each component of AOCI in both net income and other comprehensive income.  Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements.  During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income.  The effective date of this deferral will be consistent with the effective date of ASU 2011-05.  The Company has adopted ASU 2011-05 and disclosed comprehensive income in our consolidated statements of comprehensive (loss) income. This guidance only affects financial statement presentation and has no impact on the Company’s consolidated results of operations, financial position and cash flows.

3 - SEGMENT INFORMATION

The Company determines its reportable segments based on the information utilized by the chief operating decision maker to assess performance.  Based on this information, the Company has reportable operating segments, GS&T and Baltic Trading.  Both GS&T and Baltic Trading are engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.  GS&T seeks to deploy its vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market and Baltic Trading seeks to deploy its vessel charters in the spot market, which represents immediate chartering of a vessel, usually for single voyages, or employing vessels on spot market-related time charters.  Segment results are evaluated based on net income.  The accounting policies applied to the reportable segments are the same as those used in the preparation of the Company’s consolidated financial statements.  Information about the Company’s reportable segments for the years ended December 31, 2012, 2011 and 2010 are as follows:

The following table presents a reconciliation of total voyage revenue from external (third party) customers for the Company’s two operating segments to total consolidated voyage revenue from external customers for the Company for the years ended December 31, 2012, 2011 and 2010.

	For the years ended December 31,
	2012	2011	2010
Voyage Revenue from External Customers
GS&T	$195,855	$345,437	$414,879
Baltic Trading	27,304	43,492	32,559
Total operating segments	223,159	388,929	447,438
Eliminating revenue	—	—	—
Total consolidated voyage revenue from external customers	$223,159	$388,929	$447,438

The following table presents a reconciliation of total intersegment revenue, which eliminates upon consolidation, for the Company’s two operating segments for the years ended December 31, 2012, 2011 and 2010.  The intersegment revenue noted in the following table represents revenue earned by GS&T pursuant to the management agreement entered into with Baltic Trading, which includes commercial service fees, technical service fees and sale and purchase fees, if any.

	For the years ended December 31,
	2012	2011	2010
Intersegment revenue
GS&T	$2,816	$3,024	$5,490
Baltic Trading	—	—	—
Total operating segments	2,816	3,024	5,490
Eliminating revenue	(2,816)	(3,024)	(5,490)
Total consolidated intersegment revenue	$—	$—	$—

The following table presents a reconciliation of total depreciation and amortization expense for the Company’s two operating segments to total consolidated depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010.  The eliminating depreciation and amortization expense noted in the following table consists of the elimination of intercompany transactions resulting from the depreciation expense associated with the 1% purchase fee due to GS&T from Baltic Trading pursuant to the Management Agreement.  The 1% purchase fee is capitalized as part of vessel assets by Baltic Trading and is depreciated over the remaining life of the vessel and therefore, the associated depreciation expense is eliminated upon consolidation.

	For the years ended December 31,
	2012	2011	2010
Depreciation and amortization
GS&T	$124,405	$121,590	$108,381
Baltic Trading	14,814	14,769	7,359
Total operating segments	139,219	136,359	115,740
Eliminating depreciation and amortization	(156)	(156)	(77)
Total consolidated depreciation and amortization	$139,063	$136,203	$115,663

The following table presents a reconciliation of total interest expense for the Company’s two operating segments to total consolidated interest expense for the years ended December 31, 2012, 2011 and 2010.  There is no eliminating interest expense as the interest incurred by each operating segment is related to each operating segment’s own debt facilities.

	For the years ended December 31,
	2012	2011	2010
Interest expense
GS&T	$83,306	$82,300	$70,495
Baltic Trading	4,252	4,422	2,155
Total operating segments	87,558	86,722	72,650
Eliminating interest expense	—	—	—
Total consolidated interest expense	$87,558	$86,722	$72,650

The following table presents a reconciliation of total net (loss) income for the Company’s two operating segments to total consolidated net (loss) income for the years ended December 31, 2012, 2011 and 2010.  The eliminating net (loss) income noted in the following table consists of the elimination of intercompany transactions between GS&T and Baltic Trading as well as dividends received by GS&T from Baltic Trading for its Class B shares of Baltic Trading.

	For the years ended December 31,
	2012	2011	2010
Net (loss) income
GS&T	$(139,295)	$27,908	$144,679
Baltic Trading	(17,270)	(430)	8,322
Total operating segments	(156,565)	27,478	153,001
Eliminating net income	1,211	2,410	5,592
Total consolidated net (loss) income	$(157,776)	$25,068	$147,409

The following table presents a reconciliation of total assets for the Company’s two operating segments to total consolidated net assets as of December 31, 2012 and December 31, 2011. The eliminating assets noted in the following table consist of the elimination of intercompany transactions resulting from the capitalization of fees paid to GS&T by Baltic Trading as vessel assets, including related accumulated depreciation, as well as the outstanding receivable balance due to GS&T from Baltic Trading as of December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011
Total assets
GS&T	$2,482,486	$2,737,988
Baltic Trading	364,370	384,955
Total operating segments	2,846,856	3,122,943
Eliminating assets	(3,485)	(3,666)
Total consolidated assets	$2,843,371	$3,119,277

The following table presents a reconciliation of total expenditures for vessel purchases, including vessel deposits, for the Company’s two operating segments to total consolidated expenditures for vessel purchases, including vessel deposits, for the years ended December 31, 2012, 2011 and 2010.  The eliminating expenditures for vessels noted in the following table consists primarily of the elimination of the 1% purchase fees due to GS&T from Baltic Trading pursuant to the Management Agreement which were paid by Baltic Trading to GS&T during the years ended December 31, 2011 and 2010.

	For the years ended December 31,
	2012	2011	2010
Expenditures for vessels
GS&T	$1,155	$128,836	$597,908
Baltic Trading	—	2,570	389,758
Total operating segments	1,155	131,406	987,666
Eliminating expenditures for vessels	—	(1,078)	(2,761)
Total consolidated expenditures for vessels	$1,155	$130,328	$984,905

4 - CASH FLOW INFORMATION

As of December 31, 2012 and 2011, the Company had five and eight interest rate swaps, respectively, which are described and discussed in Note 11 — Interest Rate Swap Agreements.  The fair value of all five of the swaps is in a liability position of $16,052, $7 of which was classified within current liabilities, as of December 31, 2012.  The fair value of the eight swaps at December 31, 2011 is in a liability position of $25,340, $1,686 of which was classified within current liabilities.

For the year ended December 31, 2012, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in long-term interest payable consisting of $13,199 associated with deferred financing fees.

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

For the year ended December 31, 2011, the Company made a reclassification of $13,718 from deposits on vessels to vessels, net of accumulated depreciation, due to the completion of the purchase of the Genco Rhone, Genco Avra, Genco Mare and Genco Spirit.  No such reclassifications were made during the years ended December 31, 2012 and 2010.

During the years ended December 31, 2012, 2011 and 2010, cash paid for interest, net of amounts capitalized and including bond coupon interest paid, was $79,373, $81,256 and $64,281 respectively.

During the years ended December 31, 2012, 2011 and 2010, cash paid for estimated income taxes was $1,216, $1,120 and $1,995 respectively.

On May 17, 2012, November 7, 2012 and December 13, 2012, the Company made grants of nonvested common stock in the amount of 15,000, 2,500 and 52,500 shares, respectively, to directors of the Company.  The grant date fair value of such nonvested stock was $53, $7 and $141, respectively.  On December 13, 2012, the Board of Directors approved a grant of 100,000 shares of nonvested common stock to Peter Georgiopoulos, Chairman of the Board, which had a grant date fair value of $268.  Lastly, on December 13, 2012, the Company granted 294,175 shares of nonvested stock to certain employees.  The grant date fair value of such nonvested stock was $788.  These grants were made under the Genco Shipping & Trading Limited 2005 and 2012 Equity Incentive Plans.

On May 12, 2011, the Company made grants of nonvested common stock in the amount of 15,000 shares in the aggregate to directors of the Company.  The grant date fair value of such nonvested stock was $120.  These shares vested on May 17, 2012.  On December 28, 2011, the Board of Directors approved a grant of 100,000 shares of nonvested common stock to Peter Georgiopoulos, which had a grant date fair value of $639.  Lastly, on December 28, 2011, the Company granted 242,500 shares of nonvested stock to certain employees.  The grant date fair value of such nonvested stock was $1,550.  These grants were made under the Genco Shipping & Trading Limited 2005 Equity Incentive Plan.

On March 5, 2010 and December 21, 2010, the Board of Directors approved grants of 75,000 and 200,000 shares, respectively, of nonvested common stock to Peter Georgiopoulos.  The fair value of such nonvested stock was $1,718 and $2,930, respectively.  Additionally, on May 13, 2010, the Company made grants of nonvested common stock in the amount of 15,000 shares to directors of the Company.  The grant date fair value of such nonvested stock was $331.  These shares vested on May 12, 2011.  Lastly, on December 21, 2010, the Company granted 224,650 shares of nonvested stock to certain employees.  The grant date fair value of such nonvested stock was $3,291.  These grants were made under the Genco Shipping & Trading Limited 2005 Equity Incentive Plan.

On May 17, 2012 and December 13, 2012, Baltic Trading made grants of nonvested common stock in the amount of 12,500 and 37,500 shares, respectively, to directors of Baltic Trading.  The grant date fair value of such nonvested stock was $48 and $113, respectively.  Additionally, on December 13, 2012, 166,666 and 83,333 shares of Baltic Trading’s nonvested common stock were granted to Peter Georgiopoulos, Chairman of the Board, and John Wobensmith, Baltic Trading’s President and Chief Financial Officer, respectively.  The grant date fair value of such nonvested stock was $750.

On May 12, 2011, Baltic Trading made grants of nonvested common stock in the amount of 12,500 shares to directors of Baltic Trading.  The grant date fair value of such nonvested stock was $87.  These shares vested on May 17, 2012.  Additionally, on December 21, 2011, 80,000 and 25,000 shares of Baltic Trading’s nonvested common stock were granted to Peter Georgiopoulos and John Wobensmith, respectively.  The grant date fair value of such nonvested stock was $515.

On March 10, 2010, 358,000 and 108,000 shares of Baltic Trading’s nonvested common stock were granted to Peter Georgiopoulos and John Wobensmith, respectively, which were approved by the Board of Directors on such date.  The grant date fair value of such nonvested stock was $6,524 based on the IPO price of $14.00 per share.  Both of these grants of nonvested common stock will vest ratably in four annual installments commencing on the first anniversary of the closing of the Baltic Trading’s IPO, March 15, 2010.  Additionally, on March 15, 2010, Baltic Trading made grants of nonvested common stock in the amount of 12,500 shares to directors of Baltic Trading.  The grant date fair value of such nonvested stock was $175 based on the IPO price of $14.00 per share.  These grants vested on March 15, 2011.  Lastly, on December 24, 2010, 80,000 and 25,000 shares of nonvested common stock were granted to Peter Georgiopoulos and John Wobensmith, respectively, which were approved by the Baltic Trading’s Board of Directors on such date.  The grant date fair value of such nonvested stock was $1,118.  Both of these grants of nonvested common stock vest ratably on each of the four anniversaries of November 15, 2011.  All of the aforementioned grants of nonvested common stock were made under the Baltic Trading Limited 2010 Equity Incentive Plan.

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

Two of the Handysize vessels acquired from Metrostar during the year ended December 31, 2011 by GS&T had existing below market time charters at the time of the acquisitions. Two of the Supramax vessels acquired from Bourbon and two of the Handysize vessels acquired from Metrostar during the year ended December 31, 2010 by GS&T had existing below market time charters at the time of the acquisitions.  During the years ended December 31, 2011 and 2010, GS&T recorded a liability for time charters acquired of $578 and $2,146, respectively, which are being amortized as an increase to voyage revenues during the remaining term of each respective time charter.  There were no vessels acquired during the year ended December 31, 2012.  Below market time charters, including those acquired during previous years, were amortized as an increase in revenue in the amount of $746, $1,611 and $4,560 for the years ended December 31, 2012, 2011 and 2010, respectively.  The remaining unamortized fair market value of time charter acquired at December 31, 2012 and December 31, 2011 is $418 and $1,164, respectively.  This balance will be amortized into revenue over a weighted-average period of 1.12 years and will be amortized as follows: $334 for 2013 and $84 for 2014.

Capitalized interest expense associated with newbuilding contracts for the years ended December 31, 2012, 2011 and 2010 was $0, $179 and $446, respectively.

6 —INVESTMENTS

The Company holds an investment in the capital stock of Jinhui.  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as AFS and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of AOCI.  At December 31, 2012 and December 31, 2011, the Company held 16,335,100 shares of Jinhui capital stock which is recorded at its fair value of $20,988 and $24,468, respectively, based on the closing price on December 28, 2012 and December 30, 2011.

During the fourth quarter of 2008, the Company reviewed the investment in Jinhui for indicators of other-than-temporary impairment in accordance with ASC 320-10.  Based on this review, the Company deemed the investment in Jinhui to be other-than-temporarily impaired as of December 31, 2008 due to the severity of the decline in its market value versus its cost basis.  As a result of the other-than-temporary impairment, the new cost basis of this investment is approximately $1.03 per share, the value of the investment at December 31, 2008.  The Company reviews the investment in Jinhui for impairment on a quarterly basis.  There were no impairment charges recognized during the years ended December 31, 2012, 2011 and 2010.

The unrealized gain for the Jinhui capital stock subsequent to the impairment is accounted for as a component of AOCI since this investment is designated as an AFS security.

Refer to Note 12 — Accumulated Other Comprehensive Loss for a breakdown of the components of AOCI.

7 - EARNINGS PER SHARE

The computation of basic net (loss) income per share is based on the weighted-average number of common shares outstanding during the year.  The computation of diluted net (loss) income per share assumes the vesting of nonvested stock awards (refer to Note 21 — Nonvested Stock Awards), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 1,108,762 nonvested shares outstanding at December 31, 2012 (refer to Note 21 — Nonvested Stock Awards), all are anti-dilutive.  The Company’s diluted earnings per share will also reflect the assumed conversion under the Company’s convertible debt if the impact is dilutive under the “if converted” method. The impact of the shares convertible under the Company’s convertible notes is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The components of the denominator for the calculation of basic net (loss) income per share and diluted net (loss) income per share are as follows:

	Years Ended December 31,
	2012	2011	2010

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	41,727,075	35,179,244	32,987,449

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	41,727,075	35,179,244	32,987,449

Dilutive effect of convertible notes	—	—	2,760,693

Dilutive effect of restricted stock awards	—	78,961	143,231

Weighted-average common shares outstanding, diluted	41,727,075	35,258,205	35,891,373

The following table sets forth a reconciliation of the net (loss) income attributable to GS&T and the net (loss) income attributable to GS&T for diluted net (loss) income per share under the “if-converted” method:

	Years Ended December 31,
	2012	2011	2010

Net (loss) income attributable to GS&T	$(144,928)	$25,386	$141,243

Interest expense related to convertible notes, if dilutive	—	—	4,657

Net (loss) income attributable to GS&T for the computation of diluted net (loss) income per share	$(144,928)	$25,386	$145,900

8 - RELATED PARTY TRANSACTIONS

The following represent related party transactions reflected in these consolidated financial statements:

The Company makes available employees performing internal audit services to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.  For the years ended December 31, 2012, 2011 and 2010, the Company invoiced $175, $241 and $200, respectively, to GMC which includes time associated with such internal audit services and other expenditures.  Additionally, during the years ended December 31, 2012, 2011 and 2010, the Company incurred travel and other office related expenditures totaling $87, $179 and $336, respectively, reimbursable to GMC or its service provider.  At December 31, 2012, the amount due to GMC from the Company was $12.  At December 31, 2011, the amount due to the Company from GMC was $114, of which $90 was reserved for pursuant to GMC’s bankruptcy proceedings.

During the years ended December 31, 2012, 2011 and 2010, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $11, $54, and $390, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At December 31, 2012 and 2011, $0 and $29, respectively, was outstanding to Constantine Georgiopoulos.

During the years ended December 31, 2012, 2011 and 2010, the Company utilized the services of North Star Maritime, Inc. (“NSM”) which is owned and operated by one of GS&T’s directors, Rear Admiral Robert C. North, USCG (ret.).  NSM, a marine industry consulting firm, specializes in international and domestic maritime safety, security and environmental protection issues.  NSM billed $0, $2 and $12 for services rendered during the years ended December 31, 2012, 2011 and 2010, respectively.   There are no amounts due to NSM at December 31, 2012 and 2011.

GS&T and Baltic Trading have entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the their fleets.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is Chairman of the Board of Aegean.  During the years ended December 31, 2012, 2011 and 2010, Aegean supplied lubricating oils to the Company’s vessels aggregating $1,517, $1,908 and $1,457, respectively.  At December 31, 2012 and 2011, $278 and $408 remained outstanding, respectively.

During the years ended December 31, 2012, 2011 and 2010, the Company invoiced MEP for technical services provided and expenses paid on MEP’s behalf aggregating $3,396, $3,364 and $108,982, respectively.  The billings incurred during the year ended December 31, 2010 also included the purchase of three Bourbon vessels on MEP’s behalf (Refer to Note 5 — Vessel Acquisitions and Dispositions).  MEP is managed by a company owned by Peter C. Georgiopoulos, Chairman of the Board.  At December 31, 2012 and 2011, $5 and $7, respectively, was due to the Company from MEP.  Total service revenue earned by the Company for technical services provided to MEP for the years ended December 31, 2012, 2011 and 2010 was $3,294, $3,285 and $1,249, respectively.

9 - LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2012	December 31, 2011

2007 Credit Facility	$1,055,912	$1,174,500
$ 100 Million Term Loan Facility	75,484	90,869
$ 253 Million Term Loan Facility	180,793	221,393
2010 Baltic Trading Credit Facility	101,250	101,250
Less: Current portion	—	(185,077)

Long-term debt	$1,413,439	$1,402,935

August 2012 Credit Facility Agreements

On August 1, 2012, the Company entered into agreements (the “August 2012 Agreements”) to amend or waive certain provisions of the agreements for the 2007 Credit Facility, $100 Million Term Loan Facility and the $253 Million Term Loan Facility (as defined below).  The agreements implemented, among other things, the following:

•                  The waiver of the Company’s compliance with its existing maximum leverage ratio covenant and minimum permitted consolidated interest ratio covenant that commenced on October 1, 2011 and ends on and includes March 31, 2013 was extended to end on and include December 31, 2013 (which we refer to as the extended waiver period).

•                  The gross interest-bearing debt to total capital covenant which originally ended on and included March 31, 2013 was extended to end on and include December 31, 2013.  This covenant limits the ratio of the Company’s interest-bearing indebtedness to the sum of its interest-bearing indebtedness and its consolidated net worth in accordance with GAAP to 62.5% on the last day of any fiscal quarter during the waiver period.

•                  Scheduled amortization payments through and including the quarter ending December 31, 2013 were deferred until the final payment at maturity under the 2007 Credit Facility and prepaid under the other two credit facilities.  The next scheduled amortization payments under these facilities will be due in the first quarter of 2014 in the aggregate principal amount of $55,193.

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

As required under the August 2012 Agreements, the Company prepaid $57,893 under its 2007 Credit Facility, $30,450 under its $253 Million Term Loan Facility, and $11,538 under its $100 Million Term Loan Facility on August 1, 2012.  The prepayment under the 2007 Credit Facility was applied to the final payment due under the facility.  The prepayments under the other two facilities were applied in order of maturity and fulfilled all scheduled amortization payments through December 31, 2013 under these facilities.  In addition, lenders under the 2007 Credit Facility will receive a fee equal to 1.25% of the principal amount outstanding following such prepayment, or $13,199, on the earlier date of the maturity date of this facility or the date on which all obligations under this facility have been paid in full.  The $13,199 has been recorded in the consolidated balance sheet at December 31, 2012 as Long-term interest payable.

December 2011 Credit Facility Agreements

On December 21, 2011, the Company entered into agreements (the “December 2011 Agreements”) to amend or waive provisions of the 2007 Credit Facility, the $100 Million Term Loan Facility and the $253 Million Term Loan Facility.  The aforementioned credit facilities are explained in further detail below.  The agreements implemented, among other things, the following:

•                  The Company’s compliance with its existing maximum leverage ratio covenant was waived for a period starting on October 1, 2011 and ending on (and including) March 31, 2013, or the waiver period. This covenant governs the ratio of the Company’s net debt to EBITDA (as such term is defined in the credit agreements).

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

As contemplated under these agreements, the Company prepaid $52,500 under its 2007 Credit Facility, $7,000 under its $253 Million Term Loan Facility, and $3,000 under its $100 Million Term Loan Facility. All such prepayments were applied in inverse order of maturity under each credit facility. In addition, the 2007 Credit Facility is subject to a facility fee of 2.0% per annum on the average daily outstanding principal amount of the loans thereunder, payable quarterly in arrears, which was reduced to 1.0% on February 28, 2012 when the Company completed an equity offering of 7,500,000 shares of common stock, refer to Note 1 — General Information.  The other two credit facilities were not subject to a facility fee.

2007 Credit Facility

On July 20, 2007, the Company entered into the 2007 Credit Facility with DnB Nor Bank ASA for the purpose of acquiring nine Capesize vessels and refinancing the Company’s existing 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent.  The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the 2005 Credit Facility and the Short-Term Line, and these two facilities have accordingly been terminated.  During the years ended December 31, 2012 and 2011, total repayments of $118,588 and $102,500 were made, respectively.  The $118,588 of repayments made during 2012 includes the $57,893 of repayments made during 2012 pursuant to the August 2012 Agreements, as noted in the “August 2012 Credit Facility Agreements” section hereof.  The $102,500 of repayments made during 2011 includes the $52,500 prepayment of debt made during 2011 pursuant to the December 2011 Agreements, as noted in the “December 2011 Credit Facility Amendments” section herein.  As of December 31, 2012 and 2011, $1,055,912 and $1,174,500 was outstanding under the 2007 Credit Facility.  As of December 31, 2012, the Company has utilized its maximum borrowing capacity under the 2007 Credit Facility.

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

•                        The total amount of the 2007 Credit Facility is subject to quarterly reductions of $12,500 beginning March 31, 2009 through March 31, 2012 and quarterly reductions of $48,195 beginning June 30, 2012 and thereafter until the maturity date.  After the prepayment of $52,500 and $57,893 made during December 2011 and August 2012 pursuant to the December 2011 Agreements and August 2012 Agreements, respectively, a final payment of $381,182 will be due on the maturity date.

•                        The Applicable Margin to be added to the London Interbank Offered Rate to calculate the rate at which the Company’s borrowings bear interest is 2.00% per annum.  This was increased to 3.00% per annum pursuant to the August 2012 Agreements as noted above.

•                        The commitment commission paid to each lender is 0.70% per annum of the daily average unutilized commitment of such lender.

Amounts repaid under the 2007 Credit Facility may not be reborrowed.  The 2007 Credit Facility has a maturity date of July 20, 2017.

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

•                      up to $50,000 of working capital, if available; and

•                       the issuance of up to $50,000 of standby letters of credit.  At December 31, 2012 and 2011, there were no letters of credit issued under the 2007 Credit Facility.

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

The Company’s borrowings under the 2007 Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) for an interest period elected by the Company of one, three, or six months, or longer if available, plus the Applicable Margin which was 0.85% per annum.  Effective January 26, 2009, due to the 2009 Amendment, the Applicable Margin increased to 2.00%.  Additionally, effective August 1, 2012, due to the August 2012 Agreements, the Applicable Margin increased to 3.00%.  In addition to other fees payable by the Company in connection with the 2007 Credit Facility, the Company paid a commitment fee at a rate of 0.20% per annum of the daily average unutilized commitment of each lender under the facility until September 30, 2007, and 0.25% thereafter.  Effective January 26, 2009, due to the 2009 Amendment, the rate increased to 0.70% per annum of the daily average unutilized commitment of such lender.  Refer to “December 2011 Credit Facility Agreements” above for the facility fee that the Company is subject to pursuant to the December 2011 Agreements.

The 2007 Credit Facility includes the following financial covenants which apply to the Company and its subsidiaries on a consolidated basis and are measured at the end of each fiscal quarter beginning with June 30, 2007:

•                        The leverage covenant requires the maximum average net debt to EBITDA ratio to be no greater than 5.5:1.0.  As per the December 2011 Agreements and the August 2012 Agreements, this covenant has been waived for a period beginning on October 1, 2011 and ending on (and including) December 31, 2013.

•                        Cash and cash equivalents must not be less than $750 per mortgaged vessel.  This was increased from $500 per mortgaged vessel effective August 1, 2012 pursuant to the August 2012 Agreements.

•                        The ratio of EBITDA to interest expense, on a rolling last four-quarter basis, must be no less than 2.0:1.0.  As per the December 2011 Agreements and the August 2012 Agreements, this covenant has been waived for a period beginning on October 1, 2011 and ending on (and including) December 31, 2013.

•                        After July 20, 2007, consolidated net worth, as defined in the 2007 Credit Facility, must be no less than $263,300 plus 80% of the value of the any new equity issuances of the Company from June 30, 2007.  Based on the equity offerings completed in October 2007, May 2008, July 2010 and February 2012, consolidated net worth must be no less than $674,555.

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

As of December 31, 2012, the Company believes it is in compliance with all of the financial covenants under its 2007 Credit Facility, as amended.

The following table sets forth the repayment of the outstanding debt of $1,055,912 at December 31, 2012 under the 2007 Credit Facility, as amended:

Year Ending December 31,	Total

2013	$—
2014	192,780
2015	192,780
2016	144,585
2017	525,767
Total debt	$1,055,912

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

During the year ended December 31, 2011, three drawdowns of $20,000 each were made by the Company for the deliveries of the Genco Avra, Genco Mare and Genco Spirit.  During the year ended December 31, 2010, two drawdowns of $20,000 were made by the Company for the deliveries of the Genco Ocean and Genco Bay.  During the years ended December 31, 2012 and 2011, total repayments of $15,385 and $8,011 were made, respectively.  The $15,385 of repayments made during 2012 includes the $11,538 prepayment of debt made during 2012 pursuant to the August 2012 Agreements, as noted in the “August 2012 Credit Facility Agreements” section herein.  The $8,011 of repayments made during 2011 includes the $3,000 prepayment of debt made during 2011 pursuant to the December 2011 Agreements, as noted in the “December 2011 Credit Facility Agreements” section herein.  As of December 31, 2012, the Company has utilized its maximum borrowing capacity under the $100 Million Term Loan Facility.

The $100 Million Term Loan Facility requires the Company to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, interest coverage and dividends; minimum working capital requirements; collateral maintenance requirements; and other covenants, most of which are in principle and calculation similar to the Company’s covenants under the existing 2007 Credit Facility.  The $100 Million Term Loan Facility includes usual and customary events of default and remedies for facilities of this nature.  Refer to the “August 2012 Credit Facility Agreements” and “December 2011 Credit Facility Agreements” section herein for waivers obtained for specific covenants under this credit facility.

As of December 31, 2012, the Company believes it is in compliance with all of the financial covenants under the $100 Million Term Loan Facility, as amended.

The following table sets forth the repayment of the outstanding debt of $75,484 at December 31, 2012 under the $100 Million Term Loan Facility:

Year Ending December 31,	Total

2013	$—
2014	7,692
2015	7,692
2016	7,692
2017	52,408
Total debt	$75,484

$253 Million Term Loan Facility

On August 20, 2010, the Company entered into the $253 Million Term Loan Facility.  BNP Paribas; Crédit Agricole Corporate and Investment Bank; DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, which is also acting as Security Agent and Bookrunner; and Skandinaviska Enskilda Banken AB (publ) are Lenders and Mandated Lead Arrangers under the facility.  Deutsche Bank Luxembourg S.A. is acting as Agent under the facility, and Deutsche Bank AG and all of the Lenders other than Deutsche Bank AG Filiale Deutschlandgeschäft are acting as Swap Providers under the facility.  The Company has used the $253 Million Term Loan Facility to fund a portion of the purchase price of the acquisition of 13 vessels from affiliates of Bourbon.  Under the terms of the facility, the $253 Million Term Loan Facility was drawn down in 13 tranches in amounts based on the particular vessel being acquired, with one tranche per vessel.  The $253 Million Term Loan Facility has a maturity date of August 15, 2015 and borrowings under the $253 Million Term Loan Facility bear interest, as elected by the Company, at LIBOR for an interest period of three or six months, plus 3.00% per annum.  A commitment fee of 1.25% is payable on the undrawn committed amount of the $253 Million Term Loan Facility, which began accruing on August 20, 2010.  Borrowings are to be repaid quarterly with outstanding principal amortized on a per vessel basis and any outstanding amount under the $253 Million Term Loan Facility to be paid in full on the maturity date.  Repaid amounts are no longer available and cannot be reborrowed.  Borrowings under the $253 Million Term Loan Facility are secured by liens on the Bourbon vessels and other related assets.  Certain of the Company’s wholly-owned ship-owning subsidiaries, each of which owns one of the Bourbon vessels, will act as guarantors under the credit facility.

As of December 31, 2012, total drawdowns of $253,000 have been made under the $253 Million Term Loan Facility to fund or refund to the Company a portion of the purchase price of the 12 Bourbon vessels delivered during the third quarter of 2010 and the Bourbon vessel delivered during the first quarter of 2011.  Refer to Note 5 — Vessel Acquisitions and Dispositions for a listing of the vessels delivered.  Total required debt repayments of $40,600 and $26,916 were made during the years ended December 31, 2012 and 2011.  The $40,600 of repayments made during 2012 includes the $30,450 prepayment of debt made during 2012 pursuant to the August 2012 Credit Facility Agreements, as noted in the “August 2012 Credit Facility Agreements” section herein.  The $26,916 of repayments made during 2011 includes the $7,000 prepayment of debt made during 2011 pursuant to the December 2011 Agreements, as noted in the “December 2011 Credit Facility Agreements” section herein. As of December 31, 2012, the Company has utilized its maximum borrowing capacity under the $253 Million Term Loan Facility.

The $253 Million Term Loan Facility requires the Company to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, liquidity and interest coverage; dividends; collateral maintenance requirements; and other covenants, most of which are in principle and calculation similar to our covenants under the existing 2007 Credit Facility.  As of December 31, 2012 and 2011, the Company had deposited $9,750 that has been reflected as restricted cash.  Restricted cash will be released only if the underlying collateral is sold or disposed of.  The $253 Million Term Loan Facility includes usual and customary events of default and remedies for facilities of this nature.  Refer to the “December 2011 Credit Facility Agreements” section herein for waivers obtained for specific covenants under this credit facility.

As of December 31, 2012, the Company believes it is in compliance with all of the financial covenants under the $253 Million Term Loan Facility, as amended.

The following table sets forth the repayment of the outstanding debt of $180,793 at December 31, 2012 under the $253 Million Term Loan Facility:

Year Ending December 31,	Total

2013	$—
2014	20,300
2015	160,493
Total debt	$180,793

2010 Baltic Trading Credit Facility

On April 16, 2010, Baltic Trading entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (as amended, the “2010 Baltic Trading Credit Facility”).  An amendment to the 2010 Baltic Trading Credit Facility was entered into by Baltic Trading effective November 30, 2010.  This amendment increased the commitment amount of the 2010 Baltic Trading Credit Facility from $100,000 to $150,000 and amounts borrowed bear interest at LIBOR plus a margin of 3.00% as compared to 3.25% under the original facility.  The term of the 2010 Baltic Trading Credit Facility was extended to six years from the previous 3.5 years and will now mature on November 30, 2016 as compared to April 16, 2014 previously.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Baltic Trading Credit Facility, which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the commitment letter entered on February 25, 2010, Baltic Trading paid an upfront fee of $313.  Additionally, upon executing the original 2010 Baltic Trading Credit Facility, Baltic Trading paid the remaining upfront fee of $937, for total fees of $1,250.  In connection with the amendment to the 2010 Credit Facility effective November 30, 2010, Baltic Trading paid an upfront fee of $1,350.  Of the total facility amount of $150,000, $25,000 is available for working capital purposes.  As of December 31, 2012, total available working capital borrowings were $23,500 as $1,500 was drawn down during the year ended December 31, 2010 for working capital purposes.  As of December 31, 2012, $28,750 remained available under the 2010 Credit Facility as the total commitment was reduced to $130,000 on November 30, 2012.  Refer to Note 5 — Vessel Acquisitions and Dispositions for further information regarding these vessel deposits and acquisitions.

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

Under the 2010 Baltic Trading Credit Facility, Baltic Trading is not permitted to make loans to GS&T or Genco Investments LLC if an event of default existed at the time of the loan or could be reasonably expected to result there from.  In addition, Baltic Trading would not be permitted under the facility to declare or pay dividends to its shareholders (including Genco Investments LLC) if an event of default existed at the time of payment or would be caused thereby.  As of December 31, 2012, to remain in compliance with a net worth covenant in the facility, Baltic Trading needs to maintain a net worth of $232,796 after the payment of any dividends.

The Company believes it is in compliance with all of the financial covenants under the 2010 Baltic Trading Credit Facility as of December 31, 2012.

The following table sets forth the repayment of the outstanding debt of $101,250 at December 31, 2012 under the 2010 Baltic Trading Credit Facility:

Year Ending December 31,	Total

2013	$—
2014	—
2015	1,250
2016	100,000
Total debt	$101,250

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the rate differential between the pay fixed receive variable rate on the interest rate swap agreements that were in effect (refer to Note 11 — Interest Rate Swap Agreements), combined, and the cost associated with unused commitment fees as well as the facility fee for the 2007 Credit Facility which was reduced from 2.0% to 1.0% on February 28, 2012 as noted above. Additionally, it includes the range of interest rates on the debt, excluding the impact of swaps and unused commitment fees:

	Year ended December 31,
	2012	2011	2010
Effective Interest rate	4.68%	4.42%	4.64%
Range of Interest Rates (excluding impact of swaps and unused commitment fees)	3.21% to 4.63%	2.19% to 3.52%	2.25% to 3.60%

Letter of credit

In conjunction with the Company entering into a long-term office space lease (See Note 19 - Commitments and Contingencies), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit.  As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank.  The letter of credit outstanding was $300 as of December 31, 2012 and 2011 at a fee of 1% per annum.  The letter of credit is cancelable on each renewal date provided the landlord is given 150 days minimum notice.  This letter of credit has been securitized by $300 that was paid by the Company to DnB NOR Bank during the year ended December 31, 2012.  This has been recorded as restricted cash in the consolidated balance sheet.

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

The Indenture includes customary agreements and covenants by the Company, including with respect to events of default.

The following tables provide additional information about the Company’s 2010 Notes.

	December 31, 2012	December 31,2011
Carrying amount of the equity component (additional paid-in capital)	$24,375	$24,375
Principal amount of the 2010 Notes	125,000	125,000
Unamortized discount of the liability component	14,082	18,619
Net carrying amount of the liability component	110,918	106,381

	Years Ended December 31,
	2012	2011	2010
Effective interest rate on liability component	10.0%	10.0%	10.0%
Cash interest expense recognized	$6,263	$6,231	$2,662
Non-cash interest expense recognized	4,537	4,072	1,684
Non-cash deferred financing amortization costs included in interest expense	722	720	311

The remaining period over which the unamortized discount will be recognized is 2.6 years. As of December 31, 2012, the if-converted value of the 2010 Notes does not exceed their principal amount.

Due to the 2015 maturity of the 2010 Notes and the Company’s intent to hold the 2010 Notes until maturity, the 2010 Notes have been classified as a noncurrent liability in the consolidated balance sheets as of December 31, 2012 and 2011.

11 - INTEREST RATE SWAP AGREEMENTS

The Company had five and eight interest rate swap agreements with DnB NOR Bank ASA to manage interest costs and the risk associated with variable interest rates related to the Company’s 2007 Credit Facility, which were outstanding at December 31, 2012 and 2011, respectively.  The total notional principal amount of the swaps at December 31, 2012 and 2011 is $356,233 and $606,233, respectively, and the swaps have specified rates and durations.

The following table summarizes the interest rate swaps designated as cash flow hedges that are in place as of December 31, 2012 and 2011:

Interest Rate Swap Detail				December 31, 2012	December 31, 2011
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	50,000	50,000
8/9/07	5.07%	1/2/08	1/3/12	—	100,000
8/16/07	4.985%	3/31/08	3/31/12	—	50,000
8/16/07	5.04%	3/31/08	3/31/12	—	100,000
1/9/09	2.05%	1/22/09	1/22/14	100,000	100,000
2/11/09	2.45%	2/23/09	2/23/14	50,000	50,000

				$356,233	$606,233

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

The interest expense pertaining to the interest rate swaps for the years ended December 31, 2012, 2011 and 2010 was $13,440, $28,854 and $30,204, respectively.

The swap agreements, with effective dates prior to December 31, 2012, synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of the swap plus the Applicable Margin, as defined in the “2007 Credit Facility” section above in Note 9 — Long-Term Debt.

The following table summarizes the derivative asset and liability balances at December 31, 2012 and 2011:

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	December 31, 2012	December 31, 2011	Sheet Location	December 31, 2012	December 31, 2011
Derivatives designated as hedging instruments
Interest rate contracts	Fair value of derivative instruments (Current Assets)	$—	$—	Fair value of derivative instruments (Current Liabilities)	$7	$1,686
Interest rate contracts	Fair value of derivative instruments (Noncurrent Assets)	—	—	Fair value of derivative instruments (Noncurrent Liabilities)	16,045	23,654

Total derivatives designated as hedging instruments		$—	$—		$16,052	$25,340

Total Derivatives		$—	$—		$16,052	$25,340

The following tables present the impact of derivative instruments and their location within the Consolidated Statement of Operations:

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Year Ended December 31, 2012

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2012	Portion)	2012	Portion)	2012
Interest rate contracts	$(4,252)	Interest Expense	$13,440	Other Income (Expense)	$100

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Year Ended December 31, 2011

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2011	Portion)	2011	Portion)	2011
Interest rate contracts	$(10,947)	Interest Expense	$28,854	Other Income (Expense)	$51

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Year Ended December 31, 2010

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2010	Portion)	2010	Portion)	2010
Interest rate contracts	$(31,536)	Interest Expense	$30,204	Other Income (Expense)	$66

Amounts recorded in AOCI for interest rate swap are reclassified into interest expense when the underlying hedged interest payments are accrued.  At December 31, 2012, ($9,563) of AOCI associated with interest rate swaps is expected to be reclassified into interest expense over the next 12 months.

The Company is required to provide collateral in the form of vessel assets to support the interest rate swap agreements, excluding vessel assets of Baltic Trading.  At December 31, 2012, the Company’s 35 vessels mortgaged under the 2007 Credit Facility served as collateral in the aggregate amount of $100,000.

12 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of AOCI included in the accompanying consolidated balance sheets consist of net unrealized gain (loss) on cash flow hedges and net unrealized gain from investments in Jinhui stock as of December 31, 2012, 2011 and 2010.

	Net Unrealized Gain (loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Investments	AOCI
AOCI — January 1, 2010	$(41,819)	$55,408	$13,589
Change in unrealized gain on investments		(17,466)	(17,466)
Unrealized loss on cash flow hedges	(1,333)		(1,333)
AOCI — December 31, 2010	(43,152)	37,942	(5,210)
Change in unrealized gain on investments		(30,246)	(30,246)
Unrealized gain on cash flow hedges	17,907		17,907
AOCI — December 31, 2011	(25,245)	7,696	(17,549)
Change in unrealized gain on investments		(3,480)	(3,480)
Unrealized gain on cash flow hedges	9,188		9,188
AOCI — December 31, 2012	$(16,057)	$4,216	$(11,841)

13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at December 31, 2012 and 2011 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$72,600	$72,600	$227,968	$227,968
Restricted cash	10,150	10,150	9,750	9,750
Floating rate debt	1,413,439	1,413,439	1,588,012	1,588,012
2010 Notes	110,918	44,375	106,381	80,000

The fair value of the floating rate debt under the 2007 Credit Facility, $100 Million Term Loan Facility and $253 Million Term Loan Facility are based on management’s estimate utilizing rates the Company has recently obtained on August 1, 2012 when the Company entered into agreements to amend or waive certain provisions of these credit facilities.  The fair value of the 2010 Baltic Trading Credit Facility is based on management’s estimates of rates it could obtain. Additionally, the Company considers its creditworthiness in determining the fair value of the floating rate debt under the credit facilities.  The carrying value approximates the fair market value for these floating rate loans.  The fair value of the convertible senior notes payable represents the market value based on recent transactions of the 2010 Notes at December 31, 2012 and 2011 without bifurcating the value of the conversion option.  The fair value of the interest rate swaps is the estimated amount the Company would pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of both the swap counterparty and the Company.  The carrying amounts of the Company’s other financial instruments at December 31, 2012 and 2011 (principally Due from charterers and Accounts payable and accrued expenses), approximate fair values because of the relatively short maturity of these instruments.

Accounting Standards Codification Subtopic 820-10, “Fair Value Measurements & Disclosures” (“ASC 820-10”), applies to all assets and liabilities that are being measured and reported on a fair value basis.  This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 requires significant management judgment. The three levels are defined as follows:

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

•                  Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

As of December 31, 2012 and 2011, the fair values of the Company’s financial assets and liabilities are categorized as follows:

	December 31, 2012
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$20,988	$20,988	$—
Derivative instruments — liability position	16,052	—	16,052

	December 31, 2011
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$24,468	$24,468	$—
Derivative instruments — liability position	25,340	—	25,340

The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company’s interest rate derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR.  The Company has elected to use the income approach to value the derivatives, using observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit spreads at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  Refer to Note 11 — Interest Rate Swap Agreements for further information regarding the Company’s interest rate swap agreements.  ASC 820-10 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty.  Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position have also been factored into the fair value measurement of the derivative instruments.  This credit valuation adjustment did not have a material impact on the fair value of these derivative instruments.  As of December 31, 2012, both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.  Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. The 2010 Notes are publicly traded in the over-the-counter market; however they are not considered to be actively traded. As such, the 2010 Notes are considered to be a Level 2 item.

14 - PREPAID EXPENSES AND OTHER CURRENT AND NONCURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2012	December 31, 2011
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$10,322	$10,376
Prepaid items	5,067	5,514
Insurance receivable	1,817	1,025
Other	940	794
Total prepaid expenses and other current assets	$18,146	$17,709

Other noncurrent assets in the amount of $514 at December 31, 2012 and 2011 represents the security deposit related to the operating lease entered into effective April 4, 2011. Refer to Note 19 — Commitments and Contingencies for further information related to the lease agreement.

15 — OTHER ASSETS, NET

Other assets consist of deferred financing costs, which include fees, commissions and legal expenses associated with securing loan facilities and other debt offerings and amending existing loan facilities.  These costs are amortized over the life of the related debt and are included in interest expense.  As of December 31, 2012 and 2011, the Company has deferred financing fees associated with the 2007 Credit Facility, the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, the debt portion of the 2010 Notes and the 2010 Baltic Trading Credit Facility.  (Refer to Note 9 — Long-Term Debt and Note 10 — Convertible Senior Notes)

Total net deferred financing costs consist of the following as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

2007 Credit Facility	$29,568	$13,189
$100 Million Term Loan Facility	1,783	1,578
$253 Million Term Loan Facility	4,708	4,113
2010 Notes	3,637	3,637
2010 Baltic Trading Credit Facility	3,027	3,027
Total deferred financing costs	42,723	25,544
Less: accumulated amortization	13,162	7,749
Total	$29,561	$17,795

Amortization expense for deferred financing costs for the years ended December 31, 2012, 2011 and 2010 was $5,413, $3,188 and $1,967, respectively.  This amortization expense is recorded as a component of interest expense in the Consolidated Statements of Operations.

16 - FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2012	December 31, 2011
Fixed assets, at cost:
Vessel equipment	$3,043	$2,720
Leasehold improvements	3,823	3,664
Furniture and fixtures	997	997
Computer equipment	706	632
Total cost	8,569	8,013
Less: accumulated depreciation and amortization	3,311	2,422
Total	$5,258	$5,591

17 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2012	December 31, 2011
Accounts payable	$4,477	$5,047
Accrued general and administrative expenses	8,803	14,275
Accrued vessel operating expenses	10,387	11,390
Total	$23,667	$30,712

18 - REVENUE FROM TIME CHARTERS

Total voyage revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters, for the years ended December 31, 2012, 2011 and 2010 was $223,159, $388,929 and $447,438 respectively.  Additionally, included in revenues for the years ended December 31, 2012, 2011 and 2010 was $0, $122 and $574 of profit sharing revenue.  At December 31, 2012, future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of February 3, 2013, is expected to be $20,182 during 2013 and $3,512 during 2014, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For most drydockings, the Company assumes twenty days of offhire.  Future minimum revenue excludes revenue earned for the five vessels currently in pool arrangements, vessels that are currently on or will be on spot market-related time charters as spot rates cannot be estimated, as well as profit sharing revenue.

19 - COMMITMENTS AND CONTINGENCIES

In September 2005, the Company entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  On January 6, 2012, the Company ceased the use of this space and as such has recorded, during the year ended December 31, 2012, net rent expense of $1,264 representing the present value of the Company’s estimated remaining rent expense for the duration of the lease after taking into account estimated future sublease income and deferred rent on the facility.  The current and long-term lease obligations related to this lease agreement of $682 and $672, respectively, are recorded in the consolidated balance sheet at December 31, 2012 in Current portion of lease obligations and Long-term lease obligations, respectively.  Rent expense under this lease agreement for the years ended December 31, 2011 and 2010 was $467 during both periods, and the deferred rent credit for this lease at December 31, 2011 was $606 and was recorded in Long-term lease obligations.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $518 annually for 2013 through 2015, $529 for 2016, $550 for 2017 and a total of $1,972 for the remaining term of the lease.

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011.  Following the expiration of the free base rental period, the monthly base rental payments are $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor was obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that commences immediately upon the expiration of such sub-sublease agreements, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the entire lease from June 1, 2011 to September 30, 2025 will be $130.  The Company had a long-term lease obligation at December 31, 2012 and 2011 of $1,793 and $1,217, respectively.  Rent expense pertaining to this lease for the years ended December 31, 2012 and 2011 was $1,558 and $909, respectively.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows:  $982 annually for 2013 through 2014, $1,037 for 2015, $1,076 for 2016 and 2017 and a total of $16,506 for the remaining term of the lease.

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application.  On February 5, 2010, the rehabilitation plan submitted by Samsun was approved by the South Korean courts.  As part of the rehabilitation process, the Company’s claim of $17,212 will be settled in the following manner; 34.0%, or $5,852, will be paid in cash in annual installments on December 30th of each year from 2010 through 2019 ranging from 8.0% to 17.0%; the remaining 66.0%, or $11,360, was converted to Samsun shares at a specified value per share.  On December 30, 2012 and 2011, a total payment was due from Samsun in the amount of $527 which represents 9.0% of the total $5,852 approved cash settlement.  On December 30, 2010, a total payment was due from Samsun in the amount of $585 which represents ten percent of the total $5,852 approved cash settlement.  During the year ended December 30, 2012, Samsun remitted only 50% of the payment due, or $263.  As such, during the years ended December 31, 2012, 2011 and 2010, $263, $527 and $585, respectively, have been recorded as other operating income.

During January 2011, the Genco Success, a 1997-built Handymax vessel, was on charter to Korea Line Corporation (“KLC”) when KLC filed for a rehabilitation application with South Korean courts.  On July 3, 2012, the rehabilitation plan submitted by KLC was approved by the South Korean courts.  As part of the rehabilitation process, the Company claim of $802 will be settled in the following manner; 37.0%, or $297, will be paid in cash in annual installments on December 30th of each year from 2012 through 2021 ranging from 0.5% to 43.0%; the remaining 63.0%, or $505, was converted to KLC shares at a specified value per share.  On December 30, 2012, a total payment was due from KLC in the amount of $2 which represents 0.5% of the total $297 approved cash settlement.  This amount has been recorded as other operating income during the year ended December 31, 2012.

20 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan which is available to full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis.  The matching contribution vests immediately.  For the years ended December 31, 2012, 2011 and 2010, the Company’s matching contributions to this plan were $296, $289 and $242, respectively.

21- NONVESTED STOCK AWARDS

On July 12, 2005, the Company’s Board of Directors approved the Genco Shipping and Trading Limited 2005 Equity Incentive Plan (the “2005 GS&T Plan”).  The aggregate number of shares of common stock available for award under the 2005 GS&T Plan is 2,000,000 shares.  Additionally, on May 17, 2012, at the Company’s 2012 Annual Meeting of Shareholders, the Company’s shareholders approved the Genco Shipping and Trading Limited 2012 Equity Incentive Plan (the “2012 GS&T Plan”).  The aggregate number of shares of common stock available for award under the 2012 GS&T Plan is 3,000,000 shares.  Under these plans, the Company’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to employees, directors and consultants who the compensation committee (or other committee or the Board of Directors) believes are key to the Company’s success.  Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, nonvested stock, unrestricted stock and performance shares.

Grants of nonvested common stock to executives and employees vest ratably on each of the four anniversaries of the determined vesting date.  Grants of nonvested common stock to directors vest the earlier of the first anniversary of the grant date or the date of the next annual shareholders’ meeting, which are typically held during May.  Grants of nonvested common stock to the Company’s Chairman, Peter C. Georgiopoulos, that are not granted as part of grants made to all directors, excluding the grants made on December 13, 2012, December 28, 2011 and December 21, 2010, vest ratably on each of the ten anniversaries of the vesting date.

The table below summarizes the Company’s nonvested stock awards for the three years ended December 31, 2012 under the 2005 and 2012 GS&T Plans:

	Year Ended December 31,
	2012		2011		2010
	Number of Shares	Weighted Average Grant Date Price	Number of Shares	Weighted Average Grant Date Price	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1	936,787	$14.06	809,087	$19.40	437,000	$25.86
Granted	464,175	2.71	357,500	6.46	514,650	16.07
Vested	(290,700)	13.49	(228,700)	21.08	(142,563)	27.16
Forfeited	(1,500)	6.39	(1,100)	14.65	—	—

Outstanding at December 31	1,108,762	$9.47	936,787	$14.06	809,087	$19.40

The total fair value of shares that vested under the 2005 and 2012 GS&T Plans during the years ended December 31, 2012, 2011 and 2010 was $733, $2,105 and $2,414, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the years ended December 31, 2012, 2011 and 2010, the Company recognized nonvested stock amortization expense for the 2005 and 2012 GS&T Plans, which is included in general, administrative and management fees, as follows:

	Year Ended December 31,
	2012	2011	2010
General, administrative and management fees	$4,087	$5,574	$4,327

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2012, unrecognized compensation cost of $5,131 related to nonvested stock will be recognized over a weighted-average period of 3.23 years.

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

The following table presents a summary of Baltic Trading’s nonvested stock awards for the three years ended December 31, 2012 under the Baltic Trading Plan:

	Year Ended December 31,
	2012		2011		2010
	Number of Baltic Trading Common Shares	Weighted Average Grant Date Price	Number of Baltic Trading Common Shares	Weighted Average Grant Date Price	Number of Baltic Trading Common Shares	Weighted Average Grant Date Price
Outstanding at January 1	545,750	$11.60	583,500	$13.40	—	$—
Granted	299,999	3.04	117,500	5.11	583,500	13.40
Vested	(181,500)	11.71	(155,250)	13.43	—	—
Forfeited	—	—	—	—	—	—

Outstanding at December 31	664,249	$7.70	545,750	$11.60	583,500	$13.40

The total fair value of shares that vested under the Baltic Trading Plan during the years ended December 31, 2012 and 2011 was $663 and $1,275.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.  No shares under the Baltic Trading Plan vested during the year ended December 31, 2010.

For the years ended December 31, 2012, 2011 and 2010, the Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in general, administrative and management fees, as follows:

	Year Ended December 31,
	2012	2011	2010
General, administrative and management fees	$1,777	$2,764	$2,892

The Company is amortizing Baltic Trading’s grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2012, unrecognized compensation cost of $1,895 related to nonvested stock will be recognized over a weighted-average period of 2.40 years.

22 — SHARE REPURCHASE PROGRAM

On February 13, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of $50,000 of the Company’s common stock.  Share repurchases were to be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act.  The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice.  Repurchases will be subject to restrictions under the 2007 Credit Facility.  The 2007 Credit Facility was amended as of February 13, 2008 to permit the share repurchase program and provide that the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.  Subsequently, on January 26, 2009, the Company entered into the 2009 Amendment which amended the 2007 Credit Facility to require the Company to suspend all share repurchases until the Company can represent that it is in a position to again satisfy the collateral maintenance covenant.  Refer to Note 9 — Long-Term Debt.

Since the inception of the share repurchase program through December 31, 2012, the Company repurchased and retired 278,300 shares of its common stock for $11,500.  No share repurchases were made during the years ended December 31, 2012 and 2011.

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

	2012 Quarter Ended				2011 Quarter Ended
	Mar 31	Jun 30	Sept 30	Dec. 31	Mar 31	Jun 30	Sept 30	Dec. 31
	(In thousands, except share and per share amounts)
Revenues	$59,844	$62,931	$54,431	$49,247	$101,429	$99,330	$94,312	$97,143
Operating (loss) income	(12,521)	(10,433)	(20,194)	(26,197)	33,734	31,616	23,340	23,949

Net (loss) income	(36,383)	(30,492)	(42,037)	(48,864)	12,171	9,828	1,417	1,652
Net (loss) income attributable to noncontrolling interest	(3,312)	(2,751)	(3,588)	(3,197)	(1,255)	(262)	(145)	1,344
Net (loss) income attributable to Genco Shipping & Trading Limited	(33,071)	(27,741)	(38,449)	(45,667)	13,426	10,090	1,562	308

Net (loss) income per share - Basic (2)	$(0.87)	$(0.65)	$(0.90)	$(1.06)	$0.38	$0.29	$0.04	$0.01
Net (loss) income per share - Diluted (2)	$(0.87)	$(0.65)	$(0.90)	$(1.06)	$0.38	$0.29	$0.04	$0.01
Dividends declared and paid per share(1)	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average common shares outstanding - Basic	38,090,590	42,878,228	42,885,810	43,026,657	35,142,110	35,150,352	35,157,110	35,266,283
Weighted average common shares outstanding - Diluted	38,090,590	42,878,228	42,885,810	43,026,657	35,218,699	35,204,649	35,218,840	35,395,190

(1)          Does not include cash dividends paid by Baltic Trading.

(2)          The sum of the quarterly basic and diluted net (loss) income per share does not equal the total annual basic and diluted net (loss) income per share due to rounding.

25 - SUBSEQUENT EVENTS

On February 14, 2013, Baltic Trading declared a dividend of $0.01 per share to be paid on or about March 14, 2013 to shareholders of record as of March 7, 2013.  The aggregate amount of the dividend is expected to be approximately $230, of which approximately $173 will be paid to minority shareholders, which Baltic Trading anticipates will be funded from cash on hand at the time payment is to be made.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2012.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.  The attestation report is included on page 65 of this report.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls or over financial reporting that occurred during our most recent fiscal quarter (the fourth fiscal quarter of 2012) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Genco Shipping & Trading Limited

New York, New York

We have audited the internal control over financial reporting of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 1, 2013

ITEM 9B.             OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is set forth in our Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012 (the “2013 Proxy Statement”) under the headings “Election of Directors” and “Management” and is incorporated by reference herein.  Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in the 2013 Proxy Statement under the heading “Corporate Governance” and is incorporated by reference herein.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.gencoshipping.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers and information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions is set forth in the 2013 Proxy Statement under the headings “Management” and “Compensation Committee’s Report on Executive Compensation” and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of our common stock by certain persons is set forth in the 2013 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain of our transactions is set forth in the 2013 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is set forth in the 2013 Proxy Statement under the heading “Ratification of Appointment of Independent Auditors” and is incorporated by reference herein.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005.(2)

3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006.(3)

3.4	Certificate of Designations of Series A Preferred Stock.(4)

3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of November 7, 2012.(5)

4.1	Form of Share Certificate of the Company.(6)

4.2	Shareholder Rights Agreement, dated as of April 11, 2007, between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent.(4)

4.3	Shareholders Rights Agreement, dated March 5, 2010, between Baltic Trading Limited and Mellon Investor Services LLC.(7)

4.4	Subscription Agreement, dated March 3, 2010, between Baltic Trading Limited and Genco Investments LLC.(7)

4.5	First Amendment to Shareholders Rights Agreement by and between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent, dated as of October 24, 2011.(8)

10.1	Registration Rights Agreement dated March 15, 2010 by and between Genco Investments LLC and Baltic Trading Limited.(9)

10.2	Form of Registration Rights Agreement dated as of July 2005 by and between Genco Shipping & Trading Limited and Fleet Acquisition LLC.(6)

10.3	2005 Equity Incentive Plan, as amended and restated effective December 21, 2005.(10)

10.4	2012 Equity Incentive Plan.(11)

10.5	Management Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(9)

10.6	Omnibus Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(9)

10.7	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(12)

10.8	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and John C. Wobensmith.(12)

10.9	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(13)

10.10	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith.(13)

10.11	Restricted Stock Grant Agreement dated January 10, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(13)

10.12	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(14)

10.13	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and John C. Wobensmith.(14)

10.14	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(14)

10.15	Restricted Stock Grant Agreement dated December 27, 2009 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(15)

10.16	Restricted Stock Grant Agreement dated December 27, 2009 between Genco Shipping & Trading Limited and John C. Wobensmith.(15)

10.17	Restricted Stock Grant Agreement dated March 5, 2010 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(16)

10.18	Restricted Stock Grant Agreement dated December 21, 2010 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(17)

10.19	Restricted Stock Grant Agreement dated December 21, 2010 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(17)

10.20	Restricted Stock Grant Agreement dated December 21, 2010 between Genco Shipping & Trading Limited and John C. Wobensmith.(17)

10.21	Restricted Stock Grant Agreement dated December 28, 2011 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(18)

10.22	Restricted Stock Grant Agreement dated December 28, 2011 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(18)

10.23	Restricted Stock Grant Agreement dated December 28, 2011 between Genco Shipping & Trading Limited and John C. Wobensmith.(18)

10.24	Restricted Stock Grant Agreement dated December 13, 2012 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(*)

10.25	Restricted Stock Grant Agreement dated December 13, 2012 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(*)

10.26	Restricted Stock Grant Agreement dated December 13, 2012 between Genco Shipping & Trading Limited and John C. Wobensmith.(*)

10.27	Form of Director Restricted Stock Grant Agreement dated as of July 24, 2009.(20)

10.28	Form of Director Restricted Stock Grant Agreement dated as of May 13, 2010.(17)

10.29	Form of Director Restricted Stock Grant Agreement dated as of May 12, 2011.(21)

10.30	Form of Director Restricted Stock Grant Agreement dated as of May 17, 2012.(*)

10.31	Form of Director Restricted Stock Grant Agreement dated as of December 13, 2012.(*)

10.32	Master Agreement by and between Genco Shipping & Trading Limited and Metrostar Management Corporation.(22)

10.33	Memorandum of Agreement dated as of May 7, 2008 by and among Genco Cavalier LLC, Bocimar International N.V., and Delphis N.V.(19)

10.34	Memorandum of Agreement dated February 19, 2010 between Inta Navigation Ltd. and Baltic Trading Limited.(23)

10.35	Memorandum of Agreement dated February 19, 2010 between Borak Shipping Ltd. and Baltic Trading Limited.(23)

10.36	Memorandum of Agreement dated February 19, 2010 between Sinova Shipping Ltd. and Baltic Trading Limited.(23)

10.37	Memorandum of Agreement dated February 19, 2010 between Spice Shipping Ltd. and Baltic Trading Limited.(23)

10.38	Memorandum of Agreement dated February 22, 2010 between Shipping Trust Ltd. and Baltic Trading Limited.(23)

10.39	Memorandum of Agreement dated February 22, 2010 between Oceanways Trust Ltd. and Baltic Trading Limited.(23)

10.40	Master Agreement dated June 24, 2010 among Bourbon SA, Genco Shipping & Trading Limited the sellers named therein.(24)

10.41	Memorandum of Agreement, dated June 3, 2010, between Hesperos Holdings S.A. and Genco.(24)

10.42	Memorandum of Agreement, dated June 3, 2010, between Princeton Shipholding S.A. and Genco.(24)

10.43	Memorandum of Agreement, dated June 3, 2010, between Sillem Shipholding Limited and Genco.(24)

10.44	Memorandum of Agreement, dated June 3, 2010, between Vanderlin Maritime Inc. and Genco.(24)

10.45	Memorandum of Agreement, dated June 3, 2010, between Seafarer Shipping & Trading Company and Genco.(24)

10.46	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Melos LLC.(24)

10.47	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Massallia LLC.(24)

10.48	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Mycenae LLC.(24)

10.49

Credit Agreement, dated as of July 20, 2007, among Genco Shipping & Trading Limited, Various Lenders, DnB NOR Bank ASA, New York Branch, as Administrative Agent and Collateral Agent, and DnB NOR Bank ASA, New York Branch, as Mandated Lead Arranger and Bookrunner.(25)

10.50

Pledge and Security Agreement, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as pledgors, to DnB NOR Bank, ASA, New York Branch, as Collateral Agent, for the benefit of the Secured Creditors and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank.(25)

10.51

Guaranty, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as guarantors, for the benefit of the Secured Creditors.(25)

10.52

Amendment and Supplement No. 1 to Senior Secured Credit Agreement, dated as of September 21, 2007, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.(26)

10.53

Amendment and Supplement No. 2 to Senior Secured Credit Agreement, dated as of February 13, 2008, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.(13)

10.54

Amendment and Supplement No. 3 to Senior Secured Credit Agreement, dated as of June 18, 2008, by and among Genco Shipping & Trading Limited, the lenders signatory thereto, and DnB NOR BANK ASA, New York Branch, as Administrative Agent, Collateral Agent, Mandated Lead Arranger and Bookrunner.(19)

10.55

Amendment and Supplement No. 4 to Senior Secured Credit Agreement, dated as of January 26, 2009, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.(14)

10.56

Amendment and Supplement No. 5 to Senior Secured Credit Agreement, dated as of December 21, 2011, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.(29)

10.57

Amendment and Supplement No. 6 to Senior Secured Credit Agreement by and among Genco Shipping & Trading Limited, the lenders party thereto, DnB Bank ASA (f/k/a DnB NOR Bank ASA), New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and DnB Bank ASA and Bank of Scotland PLC, as mandated lead arrangers.(31)

10.58	Letter Agreement, dated September 21, 2007, between Genco Shipping & Trading Limited and John C. Wobensmith.(26)

10.59	Indenture dated July 27, 2010.(27)

10.60	First Supplemental Indenture dated July 27, 2010.(27)

10.61	Loan Agreement dated as of August 12, 2010 by and among Genco Shipping & Trading Limited as Borrower, the banks, financial institutions and companies named therein.(28)

10.62

First Amendment to Loan Agreement, dated as of December 21, 2011, to the Loan Agreement, dated as of August 12, 2010, by and among Genco Shipping & Trading Limited as Borrower, the banks and financial institutions listed in Schedule 1 thereto as Lenders, the companies listed in Schedule 2 thereto as Guarantors on a joint and several basis and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee.(29)

10.63

Second Amendment to Loan Agreement, dated as of August 1, 2012, by and among Genco Shipping & Trading Limited as Borrower, the banks and financial institutions listed in Schedule 1 thereto as Lenders, the companies listed in Schedule 2 thereto as Guarantors on a joint and several basis and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee.(31)

10.64

Loan Agreement dated as of August 20, 2010 by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (Publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (Publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (Publ), as Swap Providers; and Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner.(30)

10.65	Form of Guarantee and Indemnity dated as of August 20, 2010.(30)

10.66

First Side Letter to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(29)

10.67

Waiver Letter Agreement, dated as of December 21, 2011, regarding $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska

Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(29)

10.68

Second Supplemental Agreement dated as of August 1, 2012 to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(31)

10.69	Letter Agreement dated as of August 6, 2012 by and among Genco Shipping & Trading Limited, the subsidiaries of Genco listed therein, and Deutsche Bank Luxembourg S.A, as Agent.(32)

14.1	Code of Ethics.(12)

21.1	Subsidiaries of Genco Shipping & Trading Limited.(*)

23.1	Consent of Independent Registered Public Accounting Firm.(*)

31.1	Certification of President pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Equity for the Years Ended December 31, 2012, 2011 and 2010 (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010.

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

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and

Exchange Commission on April 12, 2007.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and
Exchange Commission on November 7, 2012.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 18, 2005.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2010.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 24, 2011.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2012.

(12)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 9, 2007.

(13)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2008.

(14)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2009.

(15)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2010.

(16)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2010.

(17)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2011.

(18)	Incorporated by reference to Genco Shipping & Trading’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 22, 2012.

(19)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2008.

(20)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 11, 2009.

(21)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on July 26, 2011.

(22)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2007.

(23)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2010.

(24)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2010.

(25)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.

(26)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2007.

(27)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2010.

(28)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2010.

(29)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2011.

(30)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 2010.

(31)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

(32)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2013.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ Robert Gerald Buchanan
	Name:	Robert Gerald Buchanan
	Title:	President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on March 1, 2013.

SIGNATURE	TITLE

/s/ Robert Gerald Buchanan	PRESIDENT
Robert Gerald Buchanan	(PRINCIPAL EXECUTIVE OFFICER)

/s/ John C. Wobensmith	CHIEF FINANCIAL OFFICER AND SECRETARY
John C. Wobensmith	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/ Peter C. Georgiopoulos	CHAIRMAN OF THE BOARD AND DIRECTOR
Peter C. Georgiopoulos

/s/ Nathaniel C. A. Kramer	DIRECTOR
Nathaniel C. A. Kramer

/s/ Harry A. Perrin	DIRECTOR
Harry A. Perrin

/s/ Mark F. Polzin	DIRECTOR
Mark F. Polzin

/s/ Robert C. North	DIRECTOR
Rear Admiral Robert C. North, USCG (ret.)

/s/ Basil G. Mavroleon	DIRECTOR
Basil G. Mavroleon

/s/ Alfred E. Smith IV	DIRECTOR
Alfred E. Smith IV

EXHIBIT INDEX

Exhibit	Document
1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005.(2)

3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006.(3)

3.4	Certificate of Designations of Series A Preferred Stock.(4)

3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of November 7, 2012.(5)

4.1	Form of Share Certificate of the Company.(6)

4.2	Shareholder Rights Agreement, dated as of April 11, 2007, between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent.(4)

4.3	Shareholders Rights Agreement, dated March 5, 2010, between Baltic Trading Limited and Mellon Investor Services LLC.(7)

4.4	Subscription Agreement, dated March 3, 2010, between Baltic Trading Limited and Genco Investments LLC.(7)

4.5	First Amendment to Shareholders Rights Agreement by and between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent, dated as of October 24, 2011.(8)

10.1	Registration Rights Agreement dated March 15, 2010 by and between Genco Investments LLC and Baltic Trading Limited.(9)

10.2	Form of Registration Rights Agreement dated as of July 2005 by and between Genco Shipping & Trading Limited and Fleet Acquisition LLC.(6)

10.3	2005 Equity Incentive Plan, as amended and restated effective December 21, 2005.(10)

10.4	2012 Equity Incentive Plan.(11)

10.5	Management Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(9)

10.6	Omnibus Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(9)

10.7	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(12)

10.8	Restricted Stock Grant Agreement dated December 22, 2006 between Genco Shipping & Trading Limited and John C. Wobensmith.(12)

10.9	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(13)

10.10	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith.(13)

10.11	Restricted Stock Grant Agreement dated January 10, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(13)

10.12	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(14)

10.13	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and John C. Wobensmith.(14)

10.14	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(14)

10.15	Restricted Stock Grant Agreement dated December 27, 2009 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(15)

10.16	Restricted Stock Grant Agreement dated December 27, 2009 between Genco Shipping & Trading Limited and John C. Wobensmith.(15)

10.17	Restricted Stock Grant Agreement dated March 5, 2010 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(16)

10.18	Restricted Stock Grant Agreement dated December 21, 2010 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(17)

10.19	Restricted Stock Grant Agreement dated December 21, 2010 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(17)

10.20	Restricted Stock Grant Agreement dated December 21, 2010 between Genco Shipping & Trading Limited and John C. Wobensmith.(17)

10.21	Restricted Stock Grant Agreement dated December 28, 2011 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(18)

10.22	Restricted Stock Grant Agreement dated December 28, 2011 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(18)

10.23	Restricted Stock Grant Agreement dated December 28, 2011 between Genco Shipping & Trading Limited and John C. Wobensmith.(18)

10.24	Restricted Stock Grant Agreement dated December 13, 2012 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(*)

10.25	Restricted Stock Grant Agreement dated December 13, 2012 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(*)

10.26	Restricted Stock Grant Agreement dated December 13, 2012 between Genco Shipping & Trading Limited and John C. Wobensmith.(*)

10.27	Form of Director Restricted Stock Grant Agreement dated as of July 24, 2009.(20)

10.28	Form of Director Restricted Stock Grant Agreement dated as of May 13, 2010.(17)

10.29	Form of Director Restricted Stock Grant Agreement dated as of May 12, 2011.(21)

10.30	Form of Director Restricted Stock Grant Agreement dated as of May 17, 2012.(*)

10.31	Form of Director Restricted Stock Grant Agreement dated as of December 13, 2012.(*)

10.32	Master Agreement by and between Genco Shipping & Trading Limited and Metrostar Management Corporation.(22)

10.33	Memorandum of Agreement dated as of May 7, 2008 by and among Genco Cavalier LLC, Bocimar International N.V., and Delphis N.V.(19)

10.34	Memorandum of Agreement dated February 19, 2010 between Inta Navigation Ltd. and Baltic Trading Limited.(23)

10.35	Memorandum of Agreement dated February 19, 2010 between Borak Shipping Ltd. and Baltic Trading Limited.(23)

10.36	Memorandum of Agreement dated February 19, 2010 between Sinova Shipping Ltd. and Baltic Trading Limited.(23)

10.37	Memorandum of Agreement dated February 19, 2010 between Spice Shipping Ltd. and Baltic Trading Limited.(23)

10.38	Memorandum of Agreement dated February 22, 2010 between Shipping Trust Ltd. and Baltic Trading Limited.(23)

10.39	Memorandum of Agreement dated February 22, 2010 between Oceanways Trust Ltd. and Baltic Trading Limited.(23)

10.40	Master Agreement dated June 24, 2010 among Bourbon SA, Genco Shipping & Trading Limited the sellers named therein.(24)

10.41	Memorandum of Agreement, dated June 3, 2010, between Hesperos Holdings S.A. and Genco.(24)

10.42	Memorandum of Agreement, dated June 3, 2010, between Princeton Shipholding S.A. and Genco.(24)

10.43	Memorandum of Agreement, dated June 3, 2010, between Sillem Shipholding Limited and Genco.(24)

10.44	Memorandum of Agreement, dated June 3, 2010, between Vanderlin Maritime Inc. and Genco.(24)

10.45	Memorandum of Agreement, dated June 3, 2010, between Seafarer Shipping & Trading Company and Genco.(24)

10.46	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Melos LLC.(24)

10.47	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Massallia LLC.(24)

10.48	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Mycenae LLC.(24)

10.49

Credit Agreement, dated as of July 20, 2007, among Genco Shipping & Trading Limited, Various Lenders, DnB NOR Bank ASA, New York Branch, as Administrative Agent and Collateral Agent, and DnB NOR Bank ASA, New York Branch, as Mandated Lead Arranger and Bookrunner.(25)

10.50

Pledge and Security Agreement, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as pledgors, to DnB NOR Bank, ASA, New York Branch, as Collateral Agent, for the benefit of the Secured Creditors and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank.(25)

10.51

Guaranty, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as guarantors, for the benefit of the Secured Creditors.(25)

10.52

Amendment and Supplement No. 1 to Senior Secured Credit Agreement, dated as of September 21, 2007, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.(26)

10.53

Amendment and Supplement No. 2 to Senior Secured Credit Agreement, dated as of February 13, 2008, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.(13)

10.54

Amendment and Supplement No. 3 to Senior Secured Credit Agreement, dated as of June 18, 2008, by and among Genco Shipping & Trading Limited, the lenders signatory thereto, and DnB NOR BANK ASA, New York Branch, as Administrative Agent, Collateral Agent, Mandated Lead Arranger and Bookrunner.(19)

10.55

Amendment and Supplement No. 4 to Senior Secured Credit Agreement, dated as of January 26, 2009, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.(14)

10.56

Amendment and Supplement No. 5 to Senior Secured Credit Agreement, dated as of December 21, 2011, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.(29)

10.57

Amendment and Supplement No. 6 to Senior Secured Credit Agreement by and among Genco Shipping & Trading Limited, the lenders party thereto, DnB Bank ASA (f/k/a DnB NOR Bank ASA), New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and DnB Bank ASA and Bank of Scotland PLC, as mandated lead arrangers.(31)

10.58	Letter Agreement, dated September 21, 2007, between Genco Shipping & Trading Limited and John C. Wobensmith.(26)

10.59	Indenture dated July 27, 2010.(27)

10.60	First Supplemental Indenture dated July 27, 2010.(27)

10.61	Loan Agreement dated as of August 12, 2010 by and among Genco Shipping & Trading Limited as Borrower, the banks, financial institutions and companies named therein.(28)

10.62

First Amendment to Loan Agreement, dated as of December 21, 2011, to the Loan Agreement, dated as of August 12, 2010, by and among Genco Shipping & Trading Limited as Borrower, the banks and financial institutions listed in Schedule 1 thereto as Lenders, the companies listed in Schedule 2 thereto as Guarantors on a joint and several basis and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee.(29)

10.63

Second Amendment to Loan Agreement, dated as of August 1, 2012, by and among Genco Shipping & Trading Limited as Borrower, the banks and financial institutions listed in Schedule 1 thereto as Lenders, the companies listed in Schedule 2 thereto as Guarantors on a joint and several basis and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee.(31)

10.64

Loan Agreement dated as of August 20, 2010 by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (Publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (Publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (Publ), as Swap Providers; and Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner.(30)

10.65	Form of Guarantee and Indemnity dated as of August 20, 2010.(30)

10.66

First Side Letter to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(29)

10.67

Waiver Letter Agreement, dated as of December 21, 2011, regarding $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as

Guarantors.(29)

10.68

Second Supplemental Agreement dated as of August 1, 2012 to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(31)

10.69	Letter Agreement dated as of August 6, 2012 by and among Genco Shipping & Trading Limited, the subsidiaries of Genco listed therein, and Deutsche Bank Luxembourg S.A, as Agent.(32)

14.1	Code of Ethics.(12)

21.1	Subsidiaries of Genco Shipping & Trading Limited.(*)

23.1	Consent of Independent Registered Public Accounting Firm.(*)

31.1	Certification of President pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Equity for the Years Ended December 31, 2012, 2011 and 2010 (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010.

(*)	Filed herewith.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2006.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 12, 2007.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and

Exchange Commission on November 7, 2012.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 18, 2005.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2010.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 24, 2011.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2012.

(12)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 9, 2007.

(13)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2008.

(14)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2009.

(15)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2010.

(16)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2010.

(17)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2011.

(18)	Incorporated by reference to Genco Shipping & Trading’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 22, 2012.

(19)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2008.

(20)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 11, 2009.

(21)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on July 26, 2011.

(22)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2007.

(23)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2010.

(24)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2010.

(25)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.

(26)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2007.

(27)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2010.

(28)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2010.

(29)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2011.

(30)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 2010.

(31)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

(32)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2012.