Form 10-Q
period 2013-03-31
GENCO SHIPPING & TRADING LTD
filed 2013-05-10
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2013: Common stock, $0.01 per share — 44,263,523 shares.

Genco Shipping & Trading Limited

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$55,049	$72,600
Restricted cash	9,850	—
Due from charterers, net of a reserve of $484 and $488, respectively	12,141	11,714
Prepaid expenses and other current assets	20,327	18,146
Total current assets	97,367	102,460

Noncurrent assets:
Vessels, net of accumulated depreciation of $629,953 and $597,214, respectively	2,629,691	2,662,403
Deferred drydock, net of accumulated amortization of $9,010 and $8,086, respectively	11,909	12,037
Other assets, net of accumulated amortization of $14,997 and $13,162, respectively	27,726	29,561
Fixed assets, net of accumulated depreciation and amortization of $3,539 and $3,311, respectively	5,092	5,258
Other noncurrent assets	514	514
Restricted cash	300	10,150
Investments	30,591	20,988
Total noncurrent assets	2,705,823	2,740,911

Total assets	$2,803,190	$2,843,371

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$23,833	$23,667
Current portion of long-term debt	1,312,189	—
Current interest payable	13,199	—
Convertible senior note payable	112,097	—
Deferred revenue	1,088	1,324
Current portion of lease obligations	614	682
Fair value of derivative instruments	13,754	7
Total current liabilities	1,476,774	25,680
Noncurrent liabilities:
Long-term lease obligations	2,658	2,465
Time charters acquired	286	418
Fair value of derivative instruments	—	16,045
Convertible senior note payable	—	110,918
Long-term interest payable	—	13,199
Long-term debt	101,250	1,413,439
Total noncurrent liabilities	104,194	1,556,484

Total liabilities	1,580,968	1,582,164

Commitments and contingencies

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 44,270,273 shares at March 31, 2013 and December 31, 2012	443	443
Additional paid-in capital	864,120	863,303
Accumulated other comprehensive income (loss)	63	(11,841)
Retained earnings	166,226	214,391
Total Genco Shipping & Trading Limited shareholders’ equity	1,030,852	1,066,296
Noncontrolling interest	191,370	194,911
Total equity	1,222,222	1,261,207

Total liabilities and equity	$2,803,190	$2,843,371

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Voyage revenues	$39,676	$59,025
Service revenues	810	819

Total revenues	40,486	59,844

Operating expenses:
Voyage expenses	1,272	1,410
Vessel operating expenses	27,119	27,834
General, administrative, and management fees	8,191	8,696
Depreciation and amortization	34,378	34,425

Total operating expenses	70,960	72,365

Operating loss	(30,474)	(12,521)

Other (expense) income:
Other income (expense)	19	(16)
Interest income	18	155
Interest expense	(21,289)	(23,730)

Other expense	(21,252)	(23,591)

Loss before income taxes	(51,726)	(36,112)
Income tax expense	(224)	(271)

Net loss	(51,950)	(36,383)
Less: Net loss attributable to noncontrolling interest	(3,787)	(3,312)
Net loss attributable to Genco Shipping & Trading Limited	$(48,163)	$(33,071)

Net loss per share-basic	$(1.12)	$(0.87)
Net loss per share-diluted	$(1.12)	$(0.87)
Weighted average common shares outstanding-basic	43,161,510	38,090,590
Weighted average common shares outstanding-diluted	43,161,510	38,090,590
Dividends declared per share	$—	$—

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Loss

For the Three Months Ended March 31, 2013 and 2012

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Net loss	$(51,950)	$(36,383)

Change in unrealized gain on investments	9,603	7,814
Unrealized gain on cash flow hedges, net	2,301	2,753
Other Comprehensive income	11,904	10,567

Comprehensive loss	(40,046)	(25,816)
Less: Comprehensive loss attributable to noncontrolling interest	(3,787)	(3,312)
Comprehensive loss attributable to Genco Shipping & Trading Limited	$(36,259)	$(22,504)

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2013 and 2012

(U.S. Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2013	$443	$863,303	$(11,841)	$214,391	$1,066,296	$194,911	$1,261,207

Net loss				(48,163)	(48,163)	(3,787)	(51,950)

Change in unrealized gain on investments			9,603		9,603	—	9,603

Unrealized gain on cash flow hedges, net			2,301		2,301	—	2,301

Forfeiture of 6,750 shares of nonvested stock	—	—			—	—	—

Nonvested stock amortization		769			769	464	1,233

Cash dividends paid by Baltic Trading Limited				(2)	(2)	(170)	(172)

Vesting of restricted shares issued by Baltic Trading Limited		48			48	(48)	—

Balance — March 31, 2013	$443	$864,120	$63	$166,226	$1,030,852	$191,370	$1,222,222

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2012	$363	$809,443	$(17,549)	$359,349	$1,151,606	$210,012	$1,361,618

Net loss				(33,071)	(33,071)	(3,312)	(36,383)

Change in unrealized gain on investments			7,814		7,814	—	7,814

Unrealized gain on cash flow hedges, net			2,753		2,753	—	2,753

Issuance of 7,500,000 shares of common stock	75	49,795			49,870	—	49,870

Nonvested stock amortization		1,078			1,078	572	1,650

Cash dividends paid by Baltic Trading Limited				(20)	(20)	(2,192)	(2,212)

Vesting of restricted shares issued by Baltic Trading Limited		49			49	(49)	—

Balance — March 31, 2012	$438	$860,365	$(6,982)	$326,258	$1,180,079	$205,031	$1,385,110

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(51,950)	$(36,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,378	34,425
Amortization of deferred financing costs	1,835	980
Amortization of time charters acquired	(132)	(186)
Amortization of discount on Convertible Senior Notes	1,179	1,090
Unrealized loss (gain) on derivative instruments	4	(27)
Amortization of nonvested stock compensation expense	1,233	1,650
Change in assets and liabilities:
(Increase) decrease in due from charterers	(427)	2,449
Increase in prepaid expenses and other current assets	(2,181)	(2,878)
Increase (decrease) in accounts payable and accrued expenses	89	(4,987)
Decrease in deferred revenue	(236)	(534)
Increase in lease obligations	125	398
Deferred drydock costs incurred	(1,283)	(3,966)

Net cash used in operating activities	(17,366)	(7,969)
Cash flows from investing activities:
Purchase of vessels	—	(319)
Purchase of other fixed assets	(13)	(1,228)

Net cash used in investing activities	(13)	(1,547)
Cash flows from financing activities:
Repayments on the 2007 Credit Facility	—	(12,500)
Repayments on the $100 Million Term Loan Facility	—	(1,924)
Repayments on the $253 Million Term Loan Facility	—	(5,075)
Proceeds from issuance of common stock	—	50,721
Payment of common stock issuance costs	—	(632)
Payment of dividend by subsidiary	(172)	(2,212)
Payment of deferred financing costs	—	(147)

Net cash (used in) provided by financing activities	(172)	28,231

Net (decrease) increase in cash and cash equivalents	(17,551)	18,715

Cash and cash equivalents at beginning of period	72,600	227,968
Cash and cash equivalents at end of period	$55,049	$246,683

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”), its wholly-owned subsidiaries, and its subsidiary, Baltic Trading Limited (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands and as of March 31, 2013, is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco Management (USA) Limited; Genco RE Investments LLC; and the ship-owning subsidiaries as set forth below.

Below is the list of GS&T’s wholly owned ship-owning subsidiaries as of March 31, 2013:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date	Year Built

Genco Reliance Limited	Genco Reliance	29,952	12/6/04	1999
Genco Vigour Limited	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05	1997
Genco Muse Limited	Genco Muse	48,913	10/14/05	2001
Genco Acheron Limited	Genco Acheron	72,495	11/7/06	1999
Genco Surprise Limited	Genco Surprise	72,495	11/17/06	1998
Genco Augustus Limited	Genco Augustus	180,151	8/17/07	2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07	2007
Genco London Limited	Genco London	177,833	9/28/07	2007
Genco Titus Limited	Genco Titus	177,729	11/15/07	2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07	2003
Genco Charger Limited	Genco Charger	28,398	12/14/07	2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07	2005
Genco Predator Limited	Genco Predator	55,407	12/20/07	2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07	2007
Genco Champion Limited	Genco Champion	28,445	1/2/08	2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08	2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08	2007
Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08	2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08	2007
Genco Hadrian Limited	Genco Hadrian	169,694	12/29/08	2008
Genco Commodus Limited	Genco Commodus	169,025	7/22/09	2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09	2009
Genco Claudius Limited	Genco Claudius	169,025	12/30/09	2010
Genco Bay Limited	Genco Bay	34,296	8/24/10	2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10	2010
Genco Avra Limited	Genco Avra	34,391	5/12/11	2011
Genco Mare Limited	Genco Mare	34,428	7/20/11	2011
Genco Spirit Limited	Genco Spirit	34,432	11/10/11	2011
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10	2009

Genco Ardennes Limited	Genco Ardennes	57,981	8/31/10	2009
Genco Auvergne Limited	Genco Auvergne	57,981	8/16/10	2009
Genco Bourgogne Limited	Genco Bourgogne	57,981	8/24/10	2010
Genco Brittany Limited	Genco Brittany	57,981	9/23/10	2010
Genco Languedoc Limited	Genco Languedoc	57,981	9/29/10	2010
Genco Loire Limited	Genco Loire	53,416	8/4/10	2009
Genco Lorraine Limited	Genco Lorraine	53,416	7/29/10	2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10	2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10	2005
Genco Provence Limited	Genco Provence	55,317	8/23/10	2004
Genco Pyrenees Limited	Genco Pyrenees	57,981	8/10/10	2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11	2011

Baltic Trading Limited (“Baltic Trading”) was a wholly-owned indirect subsidiary of GS&T until Baltic Trading completed its initial public offering, or IPO, on March 15, 2010.  As of March 31, 2013 and December 31, 2012, Genco Investments LLC owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represented a 24.78% ownership interest in Baltic Trading and 83.17% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Additionally, pursuant to the subscription agreement between Genco Investments LLC and Baltic Trading, for so long as GS&T directly or indirectly holds at least 10% of the aggregate number of outstanding shares of Baltic Trading’s common stock and Class B stock, Genco Investments LLC will be entitled to receive an additional number of shares of Baltic Trading’s Class B stock equal to 2% of the number of common shares issued in the future, other than shares issued under Baltic Trading’s 2010 Equity Incentive Plan.

Below is the list of Baltic Trading’s wholly owned ship-owning subsidiaries as of March 31, 2013:

Baltic Trading’s Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date	Year Built

Baltic Leopard Limited	Baltic Leopard	53,447	4/8/10	2009
Baltic Panther Limited	Baltic Panther	53,351	4/29/10	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10	2009
Baltic Jaguar Limited	Baltic Jaguar	53,474	5/14/10	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10	2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10	2010
Baltic Wind Limited	Baltic Wind	34,409	8/4/10	2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10	2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10	2010

The Company provides technical services for drybulk vessels purchased by Maritime Equity Partners LLC (“MEP”).  Peter C. Georgiopoulos, Chairman of the Board of Directors of GS&T, controls and has a minority interest in MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  MEP has the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee upon a change in control of the Company.  The Company may terminate provision of the services at any time on 60 days’ notice.

Given the current drybulk rate environment, the Company may be unable to make required payments under its credit facilities commencing during the quarter ending March 31, 2014.  Moreover, once current waivers expire and are re-measured at March 31, 2014, the Company believes it is probable that the Company will not be in compliance with the maximum leverage ratio covenants under its credit facilities, and the Company may also not be in compliance with its minimum permitted consolidated interest ratio covenants under its credit facilities.  The Company is also subject to minimum cash covenants for which compliance is measured at the end of every fiscal quarter.  These covenants have not been waived, and the Company believes it is probable that the Company will not be in compliance with such covenants at or after March 31, 2014, and the Company may not be in compliance earlier in the event of sustained weakness in the drybulk shipping sector.  The Company’s debt facilities are described further in Note 9 - Debt.

The Company is in discussions with its lenders and expects to seek waivers or modifications to its credit agreements, which may be subject to conditions, and may also seek to refinance indebtedness, raise additional capital through equity or debt offerings or selling assets (including vessels), reduce or delay capital expenditures, or pursue other restructuring options.  Absent such waivers or modifications, if the Company does not comply with such payment obligations or these covenants and fails to cure such non-compliance following applicable notice and expiration of applicable cure periods, the Company would be in default of one or more of its credit facilities. If such a default occurs, the Company may also be in default under the Indenture for the 5.00% Convertible Senior Notes, or the 2010 Notes (discussed in Note 10 — Convertible Senior Notes). As a result, some or all of the Company’s  indebtedness could be declared immediately due and payable, and alternative sources of financing would need to be sought on terms that may not be favorable to the Company.

In addition, notwithstanding the waiver of certain covenants as described above, for purposes of preparing financial statements in accordance with GAAP, the Company is required to assess future compliance with the original covenants at all quarterly measurement dates within twelve months from March 31, 2013. As discussed above, the Company believes it is probable that the Company will not be in compliance with certain covenants at measurement dates within twelve months of March 31, 2013.  Accordingly, the outstanding debt as of March 31, 2013 under the 2007 Credit Facility, the $253 Million Term Loan Facility and the $100 Million Term Loan Facility (as defined in Note 9 — Debt) has been reclassified as a current liability in the condensed consolidated balance sheet as of March 31, 2013.  This reclassification does not affect the existing waivers, although there can be no assurance that the Company could obtain further waivers upon their expiration.  If the Company fails to comply with its covenants under its credit facilities, the Company may also be in default under the Indenture for the 2010 Notes and its interest rate swaps.   Accordingly, the 2010 Notes and one swap previously classified as a long-term liability have likewise been reclassified as current liabilities in the condensed consolidated balance sheet as of March 31, 2013.

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

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”).  The results of operations for the period ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended March 31, 2013 and 2012 was $32,739 and $33,091, respectively.

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

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of March 31, 2013 and December 31, 2012, the Company had an accrual of $318 and $407, respectively, related to these estimated customer claims.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. These differences in bunkers resulted in net gains of $364 and $720 during the three months ended March 31, 2013 and 2012, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Noncontrolling interest

Net loss attributable to noncontrolling interest during the three months ended March 31, 2013 and 2012 reflects the noncontrolling interest’s share of the net loss of Baltic Trading, a subsidiary of the Company, which owns and employs drybulk vessels in the spot market or on spot market-related time charters.  The spot market represents immediate chartering of a vessel, usually for single voyages.  At March 31, 2013 and December 31, 2012, the noncontrolling interest held a 75.22% economic interest in Baltic Trading while only holding 16.83% of the voting power.

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

Total revenue earned for these services during the three months ended March 31, 2013 and 2012 was $1,490 and $1,514, respectively, of which $680 and $695, respectively, eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $592 associated with these activities for the three months ended March 31, 2013.  This resulted in estimated tax expense of $224 for the three months ended March 31, 2013.  After allocation of certain expenses, there was taxable income of $593 associated with these activities for the three months ended March 31, 2012.  This resulted in income tax expense of $264 for the three months ended March 31, 2012.

Baltic Trading is subject to income tax on its United States source income.  During the three months ended March 31, 2013, Baltic Trading did not earn any United States source income, therefore there was no income tax expense for the three months ended March 31, 2013.  During the three months ended March 31, 2012, Baltic Trading had United States operations which resulted in United States source income of $366.  Baltic Trading’s United States income tax expense for the three months ended March 31, 2012 was $7.

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”) to improve the transparency of changes in other comprehensive income (loss) (“OCI”) and items reclassified out of accumulated other income (loss) (“AOCI”).  The amendments in ASU 2013-02 are required to be applied prospectively and are effective for reporting periods beginning after December 15, 2012.  The adoption of ASU 2013-02 will not have any impact on the Company’s consolidated financial statements other than separately disclosing in the footnotes to the consolidated financial statements amounts reclassified out of AOCI and the individual line items in the consolidated Statement of Operations that are affected.  The Company has adopted ASU 2013-02 and the impact of adoption is not material to the Company’s condensed consolidated financial statements.  Refer to Note 12 — Other Comprehensive Income (Loss) for additional disclosure.

3 - SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker to assess performance.  Based on this information, the Company has reportable operating segments for GS&T and Baltic Trading.  Both GS&T and Baltic Trading are engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.  GS&T seeks to deploy its vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market and Baltic Trading seeks to deploy its vessel charters in the spot market, which represents immediate chartering of a vessel, usually for single voyages, or employing vessels on spot market-related time charters.  Segment results are evaluated based on net income.  The accounting policies applied to the reportable segments are the same as those used in the preparation of the Company’s condensed consolidated financial statements.

The following table presents a reconciliation of total voyage revenue from external (third party) customers for the Company’s two operating segments to total consolidated voyage revenue from external customers for the Company for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
	2013	2012
Voyage Revenue from External Customers
GS&T	$33,690	$52,731
Baltic Trading	5,986	6,294
Total operating segments	39,676	59,025
Eliminating revenue	—	—
Total consolidated voyage revenue from external customers	$39,676	$59,025

The following table presents a reconciliation of total intersegment revenue, which eliminates upon consolidation, for the Company’s two operating segments for the three months ended March 31, 2013 and 2012. The intersegment revenue noted in the following table represents revenue earned by GS&T pursuant to the management agreement entered into with Baltic Trading, which includes commercial service fees, technical service fees and sale and purchase fees, if any.

	For the Three Months Ended March 31,
	2012	2011
Intersegment revenue
GS&T	$680	$695
Baltic Trading	—	—
Total operating segments	680	695
Eliminating revenue	(680)	(695)
Total consolidated intersegment revenue	$—	$—

The following table presents a reconciliation of total net loss for the Company’s two operating segments to total consolidated net loss for the three months ended March 31, 2013 and 2012. The eliminating net loss noted in the following table consists of the elimination of intercompany transactions between GS&T and Baltic Trading, as well as dividends received by GS&T from Baltic Trading for its Class B shares of Baltic Trading.

	For the Three Months Ended March 31,
	2012	2011
Net loss
GS&T	$(46,848)	$(31,224)
Baltic Trading	(5,083)	(4,456)
Total operating segments	(51,931)	(35,680)
Eliminating net loss	19	703
Total consolidated net loss	$(51,950)	$(36,383)

The following table presents a reconciliation of total assets for the Company’s two operating segments to total consolidated assets as of March 31, 2013 and December 31, 2012. The eliminating assets noted in the following table consist of the elimination of intercompany transactions resulting from the capitalization of fees paid to GS&T by Baltic Trading as vessel assets, including related accumulated depreciation, as well as the outstanding receivable balance due to GS&T from Baltic Trading as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Total assets
GS&T	$2,447,215	$2,482,486
Baltic Trading	359,431	364,370
Total operating segments	2,806,646	2,846,856
Eliminating assets	(3,456)	(3,485)
Total consolidated assets	$2,803,190	$2,843,371

4 - CASH FLOW INFORMATION

As of March 31, 2013 and December 31, 2012, the Company had four and five interest rate swaps, respectively, which are described and discussed in Note 11 — Interest Rate Swap Agreements. At March 31, 2013, the fair values of the four swaps are in a liability position of $13,754, all of which was classified within current liabilities.  At December 31, 2012, the five swaps were in a liability position of $16,052, $7 of which was classified within current liabilities.

For the three months ended March 31, 2013, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $27 for the purchase of vessel related equipment and $48 for the purchase of other fixed assets.  For the three months ended March 31, 2013, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in current interest payable consisting of $13,199 associated with deferred financing fees.

For the three months ended March 31, 2012, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $226 for the purchase of vessel related equipment and $428 for the purchase of other fixed assets.  Additionally, for the three months ended March 31, 2012, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $30 associated with deferred financing fees and $219 associated with common stock issuance costs related to the equity offering completed on February 28, 2012.

During the three months ended March 31, 2013 and 2012, cash paid for interest,  including bond coupon interest paid, was $20,795 and $25,559, respectively.

During the three months ended March 31, 2013 and 2012, cash paid for estimated income taxes was $103 and $134, respectively.

5 - VESSEL ACQUISITIONS AND DISPOSITIONS

Refer to Note 1 — General Information for a listing of the vessel delivery dates for the vessels in the Company’s fleet.

Below market time charters, including those acquired during previous periods, were amortized as an increase to voyage revenue in the amount of $132 and $186 for the three months ended March 31, 2013 and 2012, respectively.

6 - INVESTMENTS

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  This investment is designated as Available For Sale (“AFS”) and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of AOCI.  At March 31, 2013 and December 31, 2012, the Company held 16,335,100 shares of Jinhui capital stock which is recorded at its fair value of $30,591 and $20,988, respectively, based on the last closing price during each respective quarter on March 27, 2013 and December 28, 2012, respectively.

The Company reviews the investment in Jinhui for other than temporary impairment on a quarterly basis.  There were no impairment charges recognized for the three months ended March 31, 2013 and 2012.

The unrealized gain on the Jinhui capital stock remains a component of AOCI, since this investment is designated as an AFS security.

Refer to Note 12 — Accumulated Other Comprehensive Income (Loss) for a breakdown of the components of AOCI.

7 — NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the year. The computation of diluted net loss per share assumes the vesting of nonvested stock awards (refer to Note 20 — Nonvested Stock Awards), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 1,102,012 nonvested shares outstanding at March 31, 2013 (refer to Note 20 — Nonvested Stock Awards), all are anti-dilutive.  The Company’s diluted net loss per share will also reflect the assumed conversion under the Company’s convertible debt if the impact is dilutive under the “if converted” method. The impact of the shares convertible under the Company’s convertible notes is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The components of the denominator for the calculation of basic net loss per share and diluted net loss per share are as follows:

	Three Months Ended March 31,
	2013	2012

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	43,161,510	38,090,590

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	43,161,510	38,090,590

Dilutive effect of convertible notes	—	—

Dilutive effect of restricted stock awards	—	—

Weighted-average common shares outstanding, diluted	43,161,510	38,090,590

The following table sets forth a reconciliation of the net loss attributable to GS&T and the net loss attributable to GS&T for diluted net loss per share under the “if-converted” method:

	Three Months Ended March 31,
	2013	2012

Net loss attributable to GS&T	$(48,163)	$(33,071)

Interest expense related to convertible notes, if dilutive	—	—

Net loss attributable to GS&T for the computation of diluted net loss per share	$(48,163)	$(33,071)

8 - RELATED PARTY TRANSACTIONS

The following represent related party transactions reflected in these condensed consolidated financial statements:

The Company makes available employees performing internal audit services to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.  For the three months ended March 31, 2013 and 2012, the Company invoiced $35 and $48, respectively, to GMC, which includes time associated with such internal audit services and other expenditures.  Additionally, during the three months ended March 31, 2013 and 2012, the Company incurred travel and other office related expenditures totaling $27 and $4, respectively, reimbursable to GMC or its service provider.  At March 31, 2013 and December 31, 2012, the amount due to GMC from the Company was $4 and $12, respectively.

During the three months ended March 31, 2013 and 2012, the Company incurred legal services aggregating $0 and $3, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  There are no amounts due to Constantine Georgiopoulos at March 31, 2013 and December 31, 2012.

GS&T and Baltic Trading have entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in their fleets.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is Chairman of the Board of Aegean.  During the three months ended March 31, 2013 and 2012, Aegean supplied lubricating oils to the Company’s vessels aggregating $565 and $499, respectively.  At March 31, 2013 and December 31, 2012, $216 and $278 remained outstanding, respectively.

During the three months ended March 31, 2013 and 2012, the Company invoiced MEP for technical services provided and expenses paid on MEP’s behalf aggregating $832 and $846, respectively.  Peter C. Georgiopoulos, Chairman of the Board, controls and has a minority interest in MEP.  At March 31, 2013 and December 31, 2012, $13 and $5, respectively, was due to the Company from MEP.  Total service revenue earned by the Company for technical service provided to MEP for the three months ended March 31, 2013 and 2012 was $810 and $819, respectively.

9 - DEBT

Long-term debt consists of the following:

	March 31, 2013	December 31, 2012

2007 Credit Facility	$1,055,912	$1,055,912
$100 Million Term Loan Facility	75,484	75,484
$253 Million Term Loan Facility	180,793	180,793
2010 Baltic Trading Credit Facility	101,250	101,250
Less: Current portion	(1,312,189)	—

Long-term debt	$101,250	$1,413,439

2007 Credit Facility

On July 20, 2007, the Company entered into a credit facility with DnB NOR Bank ASA (as amended, the “2007 Credit Facility”). The maximum amount that may be borrowed under the 2007 Credit Facility at March 31, 2013 is $1,055,912.  As of March 31, 2013, the Company has utilized its maximum borrowing capacity under the 2007 Credit Facility.

The collateral maintenance financial covenant, maximum leverage ratio covenant and minimum permitted consolidated interest ratio covenants are currently waived for the periods ending on and including December 31, 2013 pursuant to the August 1, 2012 agreements to amend or waive certain provisions of the agreements for the 2007 Credit Facility, $100 Million Term Loan Facility and the $253 Million Term Loan Facility (as defined below) (the “August 2012 Agreements”).  The Company’s cash dividends and share repurchases have been suspended until the collateral maintenance financial covenant can be satisfied.

The gross interest-bearing debt to total capital covenant end during the period ending on and including December 31, 2013 pursuant to the August 2012 Agreements.   This covenant limits the ratio of the Company’s interest-bearing indebtedness to the sum of its interest-bearing indebtedness and its consolidated net worth in accordance with GAAP to 62.5% on the last day of any fiscal quarter during the waiver period.

Additionally, pursuant to the August 2012 Agreements, the total applicable margin over LIBOR payable on the principal amount of debt outstanding increased from 2.0% to 3.0% per annum.  The minimum cash balance required was also increased from $500 to $750 per vessel mortgaged under this facility pursuant to the August 2012 Agreements.

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

As of March 31, 2013, the Company believes it is in compliance with all of the financial covenants under its 2007 Credit Facility, as amended.  However, as of March 31, 2013, the Company believes it is probable that the Company will not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the debt outstanding under this facility of $1,055,912 has been classified as a current liability.

At March 31, 2013, there were no letters of credit issued under the 2007 Credit Facility.

$100 Million Term Loan Facility

On August 12, 2010, the Company entered into the $100,000 secured term loan facility (“$100 Million Term Loan Facility”). As of March 31, 2013, the Company has utilized its maximum borrowing capacity as $100,000 of drawdowns have been made. The Company has used the $100 Million Term Loan Facility to fund or refund the Company a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies.  As of March 31, 2013, there was no availability under the $100 Million Term Loan Facility.

Pursuant to the amendments to the $100 Million Term Loan Facility that were entered into on December 21, 2011 and the August 2012 Agreements, the maximum leverage ratio covenant and the minimum permitted consolidated interest ratio covenant are currently waived for the periods ending on and including December 31, 2013.

As of March 31, 2013, the Company believes it is in compliance with all of the financial covenants under the $100 Million Term Loan Facility, as amended.  However, as of March 31, 2013, the Company believes it is probable that the Company will not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the debt outstanding under this facility of $75,484 has been classified as a current liability.

$253 Million Term Loan Facility

On August 20, 2010, the Company entered into the $253,000 senior secured term loan facility (“$253 Million Term Loan Facility”).  As of March 31, 2013, the company has utilized its maximum borrowing capacity as $253,000 of drawdowns have been made to fund or refund to the Company a portion of the purchase price of the 13 vessels purchased from Bourbon SA during the third quarter of 2010 and first quarter of 2011.  As of March 31, 2013, there was no availability under the $253 Million Term Loan Facility.

Pursuant to the amendment to the $253 Million Term Loan Facility that was entered into on December 21, 2011 and August 1, 2012, the maximum leverage ratio covenant and the minimum permitted consolidated interest ratio covenant are currently waived for the periods ending on and including December 31, 2013.

As of March 31, 2013 and December 31, 2012, the Company has deposited $9,750 that has been reflected as restricted cash.  Restricted cash will be released only if the underlying collateral is sold or disposed of.

As of March 31, 2013, the Company believes it is in compliance with all of the financial covenants under the $253 Million Term Loan Facility, as amended.  However, as of March 31, 2013, the Company believes it is probable that the Company will not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the debt outstanding under this facility of $180,793 has been classified as a current liability and the restricted cash related to this facility has been classified as a current asset.

2010 Baltic Trading Credit Facility

On April 16, 2010, Baltic Trading entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (as amended, the “2010 Baltic Trading Credit Facility”).  An amendment to the 2010 Baltic Trading Credit Facility was entered into by Baltic Trading effective November 30, 2010.  Among other things, this amendment increased the commitment amount of the 2010 Baltic Trading Credit Facility from $100,000 to $150,000.  As of March 31, 2013, total available working capital borrowings were $23,500 as $1,500 was drawn down during 2010 for working capital purposes.  The total available working capital borrowings is subject to the total remaining availability under the 2010 Baltic Trading Credit Facility.  On May 9, 2013, Baltic Trading drew down an additional $1,000 for working capital purposes.   Pursuant to the amended 2010 Baltic Trading Credit Facility, the total commitment of $150,000 will be reduced in 11 consecutive semi-annual reductions of $5,000 which commenced on the six month anniversary of the effective date, or May 31, 2011.  As of March 31, 2013, $28,750 remained available under the 2010 Credit Facility as the total commitment was reduced to $130,000 on November 30, 2012.

As of March 31, 2013, the Company believes Baltic Trading is in compliance with all of the financial covenants under the 2010 Baltic Trading Credit Facility.

Interest payable

As required under the August 2012 Agreements, lenders under the 2007 Credit Facility will receive a fee equal to 1.25% of the principal amount outstanding following such prepayment, or $13,199, on the earlier date of the maturity date of this facility or the date on which all obligations under this facility have been paid in full.  The $13,199 has been recorded in the condensed consolidated balance sheet at March 31, 2013 as a current liability, consistent with the classification of the principal amount of the 2007 Credit Facility.

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

	Three Months Ended March 31,
	2013	2012
Effective Interest Rate	4.73%	5.05%
Range of Interest Rates (excluding impact of swaps and unused commitment fees)	3.20% to 4.38%	3.24% to 4.63%

10 — CONVERTIBLE SENIOR NOTES

The Company issued $125,000 of the 2010 Notes on July 27, 2010.  The Indenture for the 2010 Notes includes customary agreements and covenants by the Company, including with respect to events of default.

The following tables provide additional information about the Company’s 2010 Notes:

	March 31, 2013	December 31, 2012
Carrying amount of the equity component (additional paid-in capital)	$24,375	$24,375
Principal amount of the 2010 Notes	125,000	125,000
Unamortized discount of the liability component	12,903	14,082
Net carrying amount of the liability component	112,097	110,918

	Three Months Ended March 31,
	2013	2012
Effective interest rate on liability component	10.0%	10.0%
Cash interest expense recognized	$1,541	$1,562
Non-cash interest expense recognized	1,179	1,091
Non-cash deferred financing amortization costs included in interest expense	177	179

The remaining period over which the unamortized discount will be recognized is 2.38 years. As of March 31, 2013, the if-converted value of the 2010 Notes does not exceed their principal amount.

As of March 31, 2013, the Company believes it is probable that the Company will not be in compliance with certain covenants under its credit facilities at measurement dates within the next twelve months.  If such a default occurs, the Company may also be in default under the Indenture for the 2010 Notes.  A default would occur under the Indenture, following applicable notice and expiration of applicable cure periods, if the Company fails to pay indebtedness in excess of $50 million at final maturity (or when otherwise due) or if such indebtedness is accelerated.  As such, the 2010 Notes have been classified as a current liability in the condensed consolidated balance sheet as of March 31, 2013.

11 - INTEREST RATE SWAP AGREEMENTS

As of March 31, 2013 and December 31, 2012, the Company had four and five interest rate swap agreements outstanding, respectively, with DnB NOR Bank ASA to manage interest costs and the risk associated with variable interest rates related to the Company’s 2007 Credit Facility. The total notional principal amount of the swaps at March 31, 2013 and December 31, 2012 was $306,233 and $356,233, respectively, and the swaps have specified rates and durations.

The following table summarizes the interest rate swaps designated as cash flow hedges that were in place as of March 31, 2013 and December 31, 2012:

				March 31, 2013	December 31, 2012
Interest Rate Swap Detail				Notional	Notional
Trade	Fixed	Start Date	End date	Amount	Amount
Date	Rate	of Swap	of Swap	Outstanding	Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	—	50,000
1/9/09	2.05%	1/22/09	1/22/14	100,000	100,000
2/11/09	2.45%	2/23/09	2/23/14	50,000	50,000

				$306,233	$356,233

The following table summarizes the derivative asset and liability balances at March 31, 2013 and December 31, 2012:

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	March 31, 2013	December 31, 2012	Sheet Location	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments
Interest rate contracts	Fair value of derivative instruments (Current Assets)	$—	$—	Fair value of derivative instruments (Current Liabilities)	$13,754	$7
Interest rate contracts	Fair value of derivative instruments (Noncurrent Assets)	—	—	Fair value of derivative instruments (Noncurrent Liabilities)	—	16,045

Total derivatives designated as hedging instruments		—	—		13,754	16,052

Total Derivatives		$—	$—		$13,754	$16,052

As of March 31, 2013, the Company believes it is probable that the Company will not be in compliance with certain covenants under its credit facilities at measurement dates within the next twelve months.  If such a default occurs, the Company may also be in default under the terms of the interest rate swap agreements.  Accordingly, one swap previously classified as a long-term liability has been reclassified as a current liability in the condensed consolidated balance sheet as of March 31, 2013.

The following tables present the impact of derivative instruments and their location within the Condensed Consolidated Statement of Operations:

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three-Month Period Ended March 31, 2013

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2013	Portion)	2013	Portion)	2013
Interest rate contracts	$(138)	Interest Expense	$(2,439)	Other Income (Expense)	$(4)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three-Month Period Ended March 31, 2012

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2012	Portion)	2012	Portion)	2012
Interest rate contracts	$(1,779)	Interest Expense	$(4,532)	Other Income (Expense)	$27

At March 31, 2013, ($8,502) of AOCI is expected to be reclassified into interest expense over the next 12 months associated with interest rate derivatives.

The Company is required to provide collateral in the form of vessel assets to support the interest rate swap agreements, excluding vessel assets of Baltic Trading.  At March 31, 2013, the Company’s 35 vessels mortgaged under the 2007 Credit Facility served as collateral in the aggregate amount of $100,000.

12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI included in the accompanying condensed consolidated balance sheets consist of net unrealized gain (loss) on cash flow hedges and net unrealized gain on investments in Jinhui stock as of March 31, 2013 and December 31, 2012.

Changes in AOCI by Component

For the Three-Month Period Ended March 31, 2013

	Net Unrealized Gain (Loss) on Cash Flow Hedges	Net Unrealized Gain on Investments	Total
AOCI — January 1, 2013	$(16,057)	$4,216	$(11,841)

OCI before reclassifications	4,740	9,603	14,343
Amounts reclassified from AOCI	(2,439)	—	(2,439)
Net current-period OCI	2,301	9,603	11,904

AOCI — March 31, 2013	$(13,756)	$13,819	$63

Reclassifications Out of AOCI

For the Three-Month Period Ended March 31, 2013

Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Loss is Presented
Gains and losses on cash flow hedges
Interest rate contracts	$2,439	Interest expense

Total reclassifications for the period	$2,439

13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at March 31, 2013 and December 31, 2012 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$55,049	$55,049	$72,600	$72,600
Restricted cash	10,150	10,150	10,150	10,150
Floating rate debt	1,413,439	1,413,439	1,413,439	1,413,439
2010 Notes	112,097	42,500	110,918	44,375

The fair value of the floating rate debt under the 2007 Credit Facility, $100 Million Term Loan Facility and $253 Million Term Loan Facility are based on management’s estimate utilizing rates the Company obtained on  August 1, 2012 when the Company entered into agreements to amend or waive certain provisions of these credit facilities.  The fair value of the 2010 Baltic Trading Credit Facility is based on management’s estimates of rates it could obtain.   Additionally, the Company considers its creditworthiness in determining the fair value of floating rate debt under the credit facilities.  The carrying value approximates the fair market value for these floating rate loans.  The fair value of the convertible senior notes payable represents the market value based on recent transactions of the 2010 Notes at March 31, 2013 and December 31, 2012 without bifurcating the value of the conversion option.  The fair value of the interest rate swaps is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of both the swap counterparty and the Company.  The carrying amounts of the Company’s other financial instruments at March 31, 2013 and December 31, 2012 (principally Due from charterers and Accounts payable and accrued expenses), approximate fair values because of the relatively short maturity of these instruments.

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

•                  Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

As of March 31, 2013 and December 31, 2012, the fair values of the Company’s financial assets and liabilities are categorized as follows:

	March 31, 2013
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$30,591	$30,591	$—
Derivative instruments — liability position	13,754	—	13,754

	December 31, 2012
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$20,988	$20,988	$—
Derivative instruments — liability position	16,052	—	16,052

The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company’s interest rate derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR.  The Company has elected to use the income approach to value the derivatives, using observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  Refer to Note 11 — Interest Rate Swap Agreements for further information regarding the Company’s interest rate swap agreements.  ASC 820-10 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position have also been factored into the fair value measurement of the derivative instruments.  This credit valuation adjustment did not have a material impact on the fair value measurement of the derivative instruments.   As of March 31, 2013, both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments. Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transaction amongst third parties. The 2010 Notes are publicly traded in the over-the-counter market; however they are not considered to be actively traded. As such, the 2010 Notes are considered to be a Level 2 item.

14 - PREPAID EXPENSES AND OTHER CURRENT AND NONCURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2013	December 31, 2012
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$10,497	$10,322
Prepaid items	6,547	5,067
Insurance receivable	1,708	1,817
Other	1,575	940
Total prepaid expenses and other current assets	$20,327	$18,146

Other noncurrent assets in the amount of $514 at March 31, 2013 and December 31, 2012 represents the security deposit related to the operating lease entered into effective April 4, 2011. Refer to Note 19 — Commitments and Contingencies for further information related to the lease agreement.

15 - OTHER ASSETS, NET

Other assets consist of deferred financing costs, which include fees, commissions and legal expenses associated with securing loan facilities and other debt offerings and amending existing loan facilities. Total net deferred financing costs consist of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

2007 Credit Facility	$29,568	$29,568
$100 Million Term Loan Facility	1,783	1,783
$253 Million Term Loan Facility	4,708	4,708
2010 Notes	3,637	3,637
2010 Baltic Trading Credit Facility	3,027	3,027
Total deferred financing costs	42,723	42,723
Less: accumulated amortization	14,997	13,162
Total	$27,726	$29,561

Amortization expense for deferred financing costs for the three months ended March 31, 2013 and 2012 was $1,835 and $980, respectively.  This amortization expense is recorded as a component of interest expense in the Condensed Consolidated Statements of Operations.

16 - FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2013	December 31, 2012
Fixed assets, at cost:
Vessel equipment	$3,105	$3,043
Leasehold improvements	3,823	3,823
Furniture and fixtures	997	997
Computer equipment	706	706
Total costs	8,631	8,569
Less: accumulated depreciation and amortization	3,539	3,311
Total	$5,092	$5,258

Depreciation and amortization expense for fixed assets for the three months ended March 31, 2013 and 2012 was $228 and $198, respectively.

17 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2013	December 31, 2012
Accounts payable	$5,330	$4,477
Accrued general and administrative expenses	7,630	8,803
Accrued vessel operating expenses	10,873	10,387
Total	$23,833	$23,667

18 - REVENUE FROM TIME CHARTERS

Total voyage revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters, for the three months ended March 31, 2013 and 2012 was $39,676 and $59,025, respectively.  There was no profit sharing revenue earned during the three months ended March 31, 2013 and 2012.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of May 1, 2013 is expected to be $14,645 for the remainder of 2013 and $3,512 during 2014, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For most drydockings, the Company assumes twenty days of offhire.  Future minimum revenue excludes revenue earned for the five vessels currently in pool arrangements, vessels that are currently on or will be on spot market-related time charters, as spot rates cannot be estimated, as well as profit sharing revenue.

19 - COMMITMENTS AND CONTINGENCIES

In September 2005, the Company entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  On January 6, 2012, the Company ceased the use of this space and has recorded net rent expense of $109 and $399 during the three months ended March 31, 2013 and 2012, respectively, representing the present value of the Company’s estimated remaining rent expense for the duration of the lease after taking into account estimated future sublease income and deferred rent on the facility.  The current lease obligations related to this lease agreement as of March 31, 2013 and December 31, 2012 of $614 and $682, respectively, are recorded in the condensed consolidated balance sheet in Current portion of lease obligations.  The long-term lease obligations related to this lease agreement as of March 31, 2013 and December 31, 2012 of $720 and $672, respectively, are recorded in the condensed consolidated balance sheet in Long-term lease obligations.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $388 for the remainder of 2013, $518 annually for 2014 through 2015, $529 for 2016, $550 for 2017 and a total of $1,972 for the remaining term of the lease.

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011. Following the expiration of the free base rental period, the monthly base rental payments will be $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor is obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that will commence immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the entire lease from June 1, 2011 to September 30, 2025 will be $130.  The Company had a long-term lease obligation at March 31, 2013 and December 31, 2012 of $1,938 and $1,793, respectively.  Rent expense pertaining to this lease for the three months ended March 31, 2013 and 2012 was $389 and $390, respectively.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $736 for the remainder of 2013, $982 for 2014, $1,037 for 2015, $1,076 annually for 2016 and 2017 and a total of $16,506 for the remaining term of the lease.

20 - NONVESTED STOCK AWARDS

The table below summarizes the Company’s nonvested stock awards for the three months ended March 31, 2013 under the Genco Shipping & Trading Limited 2005 and 2012 Equity Incentive Plans (the “GS&T Plans”):

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2013	1,108,762	$9.47
Granted	—	—
Vested	—	—
Forfeited	(6,750)	7.02

Outstanding at March 31, 2013	1,102,012	$9.48

There were no shares that vested under the GS&T Plans during the three months ended March 31, 2013 and 2012.

For the three months ended March 31, 2013 and 2012, the Company recognized nonvested stock amortization expense for the GS&T Plans, which is included in general, administrative and management fees, as follows:

	Three Months Ended March 31,
	2013	2012
General, administrative and management fees	$769	$1,078

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2013, unrecognized compensation cost of $4,314 related to nonvested stock will be recognized over a weighted-average period of 2.98 years.

The following table presents a summary of Baltic Trading’s nonvested stock awards for the three months ended March 31, 2013 under the Baltic Trading Limited 2010 Equity Incentive Plan (the “Baltic Trading Plan”):

	Number of Baltic Trading Common Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2013	664,249	$7.70
Granted	—	—
Vested	(116,500)	14.00
Forfeited	—	—

Outstanding at March 31, 2013	547,749	$6.37

The total fair value of shares that vested under the Baltic Trading Plan during the three months ended March 31, 2013 and 2012 was $454 and $457, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three months ended March 31, 2013 and 2012, the Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in general, administrative and management fees, as follows:

	Three Months Ended March 31,
	2013	2012
General, administrative and management fees	$464	$572

The Company is amortizing Baltic Trading’s grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2013, unrecognized compensation cost of $1,431 related to nonvested stock will be recognized over a weighted-average period of 2.41 years.

21 - SHARE REPURCHASE PROGRAM

Since the inception of its share repurchase program through March 31, 2013, the Company has repurchased and retired 278,300 shares of its common stock for $11,500.  Currently, the terms of the 2007 Credit Facility require the Company to suspend all share repurchases until the Company can represent that it is in a position to again satisfy the collateral maintenance covenant.  No share repurchases were made during the three months ended March 31, 2013 and 2012.

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

23 - SUBSEQUENT EVENTS

On April 30, 2013, Baltic Trading declared a dividend of $0.01 per share to be paid on or about May 20, 2013 to shareholders of record as of May 13, 2013.  The aggregate amount of the dividend is expected to be approximately $230, of which approximately $173 will be paid to minority shareholders, which Baltic Trading anticipates will be funded from cash on hand at the time payment is to be made.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines in demand or rates in the drybulk shipping industry; (ii) prolonged weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general, administrative and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) our acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to time charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2012 and subsequent reports on Form 8-K and Form 10-Q.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding vessels of Baltic Trading Limited (“Baltic Trading”), our fleet currently consists of nine Capesize, eight Panamax, 17 Supramax, six Handymax and 13 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 3,810,000 dwt, and the average age of our fleet is approximately 8.0 years, as compared to the average age for the world fleet of approximately 10 years for the drybulk shipping segments in which we compete.  We seek to deploy our vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers, including Cargill International S.A., Pacific Basin Chartering Ltd., Swissmarine Services S.A., Klaveness Chartering and LB/IVS Pool, in which Lauritzen Bulkers A/S acts as the pool manager.  The majority of the vessels in our current fleet are presently engaged under time charter and spot market-related time charter contracts that expire (assuming the option periods in the time charters are not exercised) between May 2013 and November 2015.

In addition, Baltic Trading’s fleet currently consists of two Capesize, four Supramax and three Handysize drybulk carriers with an aggregate carrying capacity of approximately 672,000 dwt.

See pages 30 - 34 for a table of all vessels that have been delivered to us, including Baltic Trading’s vessels.

If market conditions improve, we may acquire additional modern, high-quality drybulk carriers through timely and selective acquisitions of vessels in a manner that is accretive to our cash flow.  If we make acquisitions of additional vessels, we may consider additional debt and equity financing alternatives from time to time.

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

Baltic Trading, formerly our wholly-owned subsidiary, completed its initial public offering, or IPO, on March 15, 2010.  As of March 31, 2013, our wholly-owned subsidiary Genco Investments LLC owned 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 24.78% ownership interest in Baltic Trading at March 31, 2013 and 83.17% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Baltic Trading is consolidated as we control a majority of the voting interest in Baltic Trading.  Management’s discussion and analysis of our results of operations and financial condition in this section includes the results of Baltic Trading.

We entered into a long-term management agreement (the “Management Agreement”) with Baltic Trading pursuant to which we apply our expertise and experience in the drybulk industry to provide Baltic Trading with commercial, technical, administrative and strategic services.  The Management Agreement is for an initial term of approximately 15 years and will automatically renew for additional five-year periods unless terminated in accordance with its terms.  Baltic Trading will pay us for the services we provide it as well as reimburse us for our costs and expenses incurred in providing certain of these services.  Management fee income we earn from the Management Agreement net of any allocated shared expenses, such as salary, office expenses and other general and administrative fees, will be taxable to us.  Upon consolidation with Baltic Trading, any management fee income earned is eliminated for financial reporting purposes.

We provide technical services for drybulk vessels purchased by Maritime Equity Partners LLC (“MEP”) under an agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  MEP has the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee upon a change of our control.  We may terminate provision of the services at any time on 60 days’ notice.  Peter C. Georgiopoulos, our Chairman of the Board of Directors, controls and has a minority interest in MEP.  This arrangement was approved by an independent committee of our Board of Directors.

During January 2011, the Genco Success, a 1997-built Handymax vessel, was on charter to Korea Line Corporation (“KLC”) when KLC filed for a rehabilitation application.  On July 3, 2012, the original rehabilitation plan submitted by KLC was approved by the South Korean courts.  As part of the original rehabilitation process, our claim of approximately $0.8 million would be settled in the following manner:  37%, or approximately $0.3 million, would be paid in cash in annual installments on December 30th of each year from 2012 through 2021 ranging in percentages from 0.5 to 43; the remaining 63%, or approximately $0.5 million, would be converted to KLC shares at a specified value per share.  During the year ended December 31, 2012, we recorded two-thousand dollars as other operating income which represents the portion (0.5%) of the cash settlement that was due on December 30, 2012.  On March 28, 2013, an amended rehabilitation plan was approved by the South Korean courts which provided that 1/10 of the 37% of the claim originally approved for cash payment would be paid in cash over a period of nine years from 2013 through 2021 ranging in percentages from 3 to 30; the remaining 9/10 of the 37% of the claim originally approved for cash payment would be converted to KLC shares at a specified value per share.  As a result of this amendment, the total approved cash settlement has decreased from approximately $0.3 million to approximately thirty thousand dollars due during 2013 through 2021.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three months ended March 31, 2013 and 2012 on a consolidated basis, which includes the operations of Baltic Trading.

	For the Three Months Ended March 31,		Increase
	2013	2012	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	990.0	1,001.0	(11.0)	(1.1)%
Panamax	720.0	728.0	(8.0)	(1.1)%
Supramax	1,890.0	1,911.0	(21.0)	(1.1)%
Handymax	540.0	546.0	(6.0)	(1.1)%
Handysize	1,440.0	1,456.0	(16.0)	(1.1)%

Total	5,580.0	5,642.0	(62.0)	(1.1)%

Available days (2)
Capesize	973.6	983.7	(10.1)	(1.0)%
Panamax	720.0	682.9	37.1	5.4%
Supramax	1,862.4	1,855.1	7.3	0.4%
Handymax	534.7	519.7	15.0	2.9%
Handysize	1,424.5	1,456.0	(31.5)	(2.2)%

Total	5,515.2	5,497.4	17.8	0.3%

Operating days (3)
Capesize	972.1	983.7	(11.6)	(1.2)%
Panamax	705.7	680.3	25.4	3.7%
Supramax	1,856.1	1,844.0	12.1	0.7%
Handymax	529.0	505.4	23.6	4.7%
Handysize	1,413.3	1,444.5	(31.2)	(2.2)%

Total	5,476.2	5,457.9	18.3	0.3%

Fleet utilization (4)
Capesize	99.8%	100.0%	(0.2)%	(0.2)%
Panamax	98.0%	99.6%	(1.6)%	(1.6)%
Supramax	99.7%	99.4%	0.3%	0.3%
Handymax	98.9%	97.2%	1.7%	1.7%
Handysize	99.2%	99.2%	—	—
Fleet average	99.3%	99.3%	—	—

	For the Three Months Ended March 31,		Increase
	2013	2012	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$5,796	$15,488	$(9,692)	(62.6)%
Panamax	6,622	13,108	(6,486)	(49.5)%
Supramax	7,703	10,098	(2,395)	(23.7)%
Handymax	6,903	6,990	(87)	(1.2)%
Handysize	6,988	7,597	(609)	(8.0)%

Fleet average	6,963	10,480	(3,517)	(33.6)%

Daily vessel operating expenses (6)
Capesize	$5,675	$5,291	$384	7.3%
Panamax	5,219	4,841	378	7.8%
Supramax	4,725	4,753	(28)	(0.6)%
Handymax	4,545	6,013	(1,468)	(24.4)%
Handysize	4,417	4,566	(49)	(3.3)%

Fleet average	4,860	4,933	(73)	(1.5)%

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

	For the Three Months Ended March 31,
	2013	2012

Voyage revenues (in thousands)	$39,676	$59,025
Voyage expenses (in thousands)	1,272	1,410
	$38,404	$57,615
Total available days	5,515.2	5,497.4
Total TCE rate	$6,963	$10,480

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

Operating Data

	For the Three Months ended March 31,
	2013	2012	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$39,676	$59,025	$(19,349)	(32.8)%
Service revenues	810	819	(9)	(1.1)%

Total revenues	40,486	59,844	(19,358)	(32.3)%

Operating Expenses:
Voyage expenses	1,272	1,410	(138)	(9.8)%
Vessel operating expenses	27,119	27,834	(715)	(2.6)%
General, administrative and management fees	8,191	8,696	(505)	(5.8)%
Depreciation and amortization	34,378	34,425	(47)	(0.1)%

Total operating expenses	70,960	72,365	(1,405)	(1.9)%

Operating loss	(30,474)	(12,521)	(17,953)	143.4%
Other expense	(21,252)	(23,591)	2,339	(9.9)%

Loss before income taxes	(51,726)	(36,112)	(15,614)	43.2%
Income tax expense	(224)	(271)	47	(17.3)%

Net loss	(51,950)	(36,383)	(15,567)	42.8%
Less: Net loss attributable to noncontrolling interest	(3,787)	(3,312)	(475)	14.3%
Net loss attributable to Genco Shipping & Trading Limited	$(48,163)	$(33,071)	$(15,092)	45.6%

Net loss per share - basic	$(1.12)	$(0.87)	$(0.25)	28.7%
Net loss per share - diluted	$(1.12)	$(0.87)	$(0.25)	28.7%
Dividends declared and paid per share	$—	$—	$—	—
Weighted average common shares outstanding - basic	43,161,510	38,090,590	5,070,920	13.3%
Weighted average common shares outstanding - diluted	43,161,510	38,090,590	5,070,920	13.3%

EBITDA (1)	$7,710	$25,200	$(17,490)	(69.4)%

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

	For the Three Months Ended March 31,
	2013	2012

Net loss attributable to Genco Shipping & Trading Limited	$(48,163)	$(33,071)
Net interest expense	21,271	23,575
Income tax expense	224	271
Depreciation and amortization	34,378	34,425

EBITDA (1)	$7,710	$25,200

Results of Operations

The following tables set forth information about the vessels in our fleet, including Baltic Trading’s vessels, as of May 7, 2013:

Genco Shipping & Trading Limited

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	February 2014	103% of BCI(3)
Genco Tiberius	2007	Cargill International S.A.	September 2013	100% of BCI
Genco London	2007	Cargill International S.A.	July 2013	100% of BCI
Genco Titus	2007	Swissmarine Services S.A.	June 2013	100% of BCI
Genco Constantine	2008	Cargill International S.A.	October 2013	100% of BCI
Genco Hadrian	2008	Swissmarine Services S.A.	October 2013	98.5% of BCI
Genco Commodus	2009	Swissmarine Services S.A.	February 2014	99% of BCI(4)
Genco Maximus	2009	Swissmarine Services S.A.	December 2013	98.5% of BCI
Genco Claudius	2010	Swissmarine Services S.A.	January 2014	98.5% of BCI

Panamax Vessels
Genco Beauty	1999	Global Maritime Investments Ltd.	June 2013	97% of BPI
Genco Knight	1999	Swissmarine Services S.A.	January 2014	98% of BPI(5)
Genco Leader	1999	TTMI Sarl	December 2013	100% of BPI
Genco Vigour	1999	Global Maritime Investments Ltd.	July 2013	97% of BPI(6)
Genco Acheron	1999	Global Maritime Investments Ltd.	June 2013	97% of BPI
Genco Surprise	1998	Swissmarine Services S.A.	September 2013	97% of BPI
Genco Raptor	2007	Global Maritime Investments Ltd.	June 2013	100% of BPI
Genco Thunder	2007	Swissmarine Services S.A.	June 2013	97% of BPI

Supramax Vessels
Genco Predator	2005	D’Amico Dry Ltd.	May 2013/Oct. 2014	103% of BSI/101% of BSI(7)
Genco Warrior	2005	Pacific Basin Chartering Ltd.	May 2014	101% of BSI
Genco Hunter	2007	Pacific Basin Chartering Ltd.	July 2013	105% of BSI
Genco Cavalier	2007	Siva Bulk Ltd.	May 2013	$6,500(8)
Genco Lorraine	2009	Pioneer Navigation Ltd.	July 2013	$9,400
Genco Loire	2009	Clipper Bulk Shipping N.V.	July 2013	$9,950
Genco Aquitaine	2009	Klaveness Chartering	June 2013	$9,350(9)
Genco Ardennes	2009	Hamburg Bulk Carriers	February 2014	$10,250
Genco Auvergne	2009	Pioneer Navigation Ltd.	July 2014	100% of BSI(10)
Genco Bourgogne	2010	Thoresen Shipping Singapore PTE Ltd.	July 2013	$8,000
Genco Brittany	2010	D’Amico Dry Ltd.	October 2014	100% of BSI(11)
Genco Languedoc	2010	D’Amico Dry Ltd.	January 2015	100% of BSI(12)
Genco Normandy	2007	Noble Chartering	May 2013	$9,000(13)
Genco Picardy	2005	Pioneer Navigation Ltd.	December 2014	101% of BSI
Genco Provence	2004	Pioneer Navigation Ltd.	March 2014	101% of BSI
Genco Pyrenees	2010	Noble Chartering	June 2013	$9,000(14)
Genco Rhone	2011	Pioneer Navigation Ltd.	November 2015	100% of BSI(15)

Handymax Vessels
Genco Success	1997	ED & F MAN Shipping Ltd.	June 2013	91.5% of BSI
Genco Carrier	1998	Klaveness Chartering	June 2013	91% of BSI
Genco Prosperity	1997	ED & F MAN Shipping Ltd.	June 2013	$7,000
Genco Wisdom	1997	ED & F MAN Shipping Ltd	March 2014	91.5% of BSI(16)
Genco Marine	1996	ED & F MAN Shipping Ltd.	May 2013	91% of BSI
Genco Muse	2001	Pacific Basin Chartering Ltd.	April 2014	92.5% of BSI(17)

Handysize Vessels
Genco Explorer	1999	Lauritzen Bulkers A/S	August 2013	Spot(18)

Genco Pioneer	1999	Lauritzen Bulkers A/S	August 2013	Spot(18)
Genco Progress	1999	Lauritzen Bulkers A/S	May 2014	Spot(18)
Genco Reliance	1999	Lauritzen Bulkers A/S	May 2014	Spot(18)
Genco Sugar	1998	Lauritzen Bulkers A/S	May 2014	Spot(18)
Genco Charger	2005	Pacific Basin Chartering Ltd.	February 2015	100% of BHSI
Genco Challenger	2003	Pacific Basin Chartering Ltd.	February 2015	100% of BHSI(19)
Genco Champion	2006	Pacific Basin Chartering Ltd.	August 2015	100% of BHSI(20)
Genco Ocean	2010	Cargill International S.A.	June 2013	$8,500-$13,500 with 50% profit sharing(21)
Genco Bay	2010	Pacific Basin Chartering Ltd.	December 2014	107% of BHSI(22)
Genco Avra	2011	Cargill International S.A.	March 2014	$8,500-$13,500 with 50% profit sharing(21)
Genco Mare	2011	Cargill International S.A.	May 2015	115% of BHSI
Genco Spirit	2011	Cargill International S.A.	September 2014	$8,500-$13,500 with 50% profit sharing(21)

(1) The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Under the terms of each contract, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel’s final voyage plus any time the vessel has been off-hire.

(2) Time charter rates presented are the gross daily charterhire rates before third-party brokerage commissions generally ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3) We have agreed to an extension with Cargill International S.A. on a spot market-related time charter for 10.5 to 14.5 months based on 103% of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 103%.  The extension began on March 1, 2013.

(4) We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter based on 99% of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  The minimum and maximum expiration dates of the time charter are February 15, 2014 and May 15, 2014, respectively.  Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 99%.  The extension is expected to begin on or about May 16, 2013.

(5) We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter based on 98% of the Baltic Panamax Index (BPI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  The minimum and maximum expiration dates of the time charter are January 1, 2014 and April 1, 2014, respectively.  Genco maintains the option to convert to a fixed rate based on Panamax FFA values at 98%.  The extension began on March 9, 2013.

(6) We have agreed to an extension with Global Maritime Investments Ltd. on a spot market-related time charter for one trip from the east coast of South America to Europe based on Baltic Panamax Index (BPI) route 1A, published by the Baltic Exchange, as reflected in daily reports.  Thereafter, the vessel is expected to travel to the Far East and earn a hire rate based on 100% of the BPI.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  The extension began on May 4, 2013.

(7) We have agreed to an extension with D’Amico Dry Ltd. on a spot market-related time charter based on 101% of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  The minimum and maximum expiration dates of the time charter are October 7, 2014 and January 7, 2015, respectively.  Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 101%.  The extension is expected to begin on or about May 11, 2013.

(8) We have reached an agreement with Siva Bulk Ltd. on a time charter for approximately 25 days at a rate of $6,500 per day.  Hire is paid every 15 days in advance less a 5.00% third party brokerage commission.  The vessel delivered to charterers on April 23, 2013. The vessel was previously fixed with DHL Project & Chartering Ltd. for $7,000 per day.

(9) We have reached an agreement with Klaveness Chartering on a time charter for 3 to 5.5 months at a rate of $9,350 per day.  Hire is paid every 15 days in advance less a 5.00% third party brokerage commission.  The vessel delivered to charterers on March 29, 2013.

(10) We have reached an agreement with Pioneer Navigation Ltd. on a spot market-related time charter based on 100% of the BSI, as reflected in daily reports, except for the initial 30 days in which the hire rate is based on the average of the Baltic Supramax S2 and S3 routes.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  The minimum and maximum expiration dates of the time charter are July 1, 2014 and October 1, 2014, respectively.  Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 100%.  The vessel delivered to charterers on April 17, 2013.

(11) We have agreed to an extension with D’Amico Dry Ltd. on a spot market-related time charter based on 100% of the BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  The minimum and maximum expiration dates of the time charter are October 1, 2014 and January 1, 2015, respectively.  Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 100%.  The extension began on April 9, 2013.

(12) We have reached an agreement with D’Amico Dry Ltd. on a spot market-related time charter based on 100% of the BSI, as reflected in daily reports, except for the initial 35 days in which the hire rate will be based on the average of the Baltic Supramax S2 and S3 routes.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  The minimum and maximum expiration dates of the time charter are January 5, 2015 and March 5, 2015, respectively.  Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 100%.  The vessel delivered to charterers on March 4, 2013.

(13) We have reached an agreement with Noble Chartering on a time charter for approximately 20 days at a rate of $9,000 per day.  Hire is paid every 15 days in advance less a 5.00% third party brokerage commission.  The vessel delivered to charterers on April 26, 2013.

(14) We have reached an agreement with Noble Chartering on a time charter for approximately 50 days at a rate of $9,000 per day.  Hire is paid every 15 days in advance less a 5.00% third party brokerage commission.  The vessel delivered to charterers on May 7, 2013 after repositioning.  A ballast bonus was awarded after the repositioning period.  The vessel redelivered from Navig8 Inc. on April 20, 2013.

(15) We have reached an agreement with Pioneer Navigation Ltd. on a spot market-related time charter based on 100% of the BSI, as reflected in daily reports, except for the initial 33 days in which the hire rate is based on the average of the Baltic Supramax S2 and S3 routes.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  The minimum and maximum expiration dates of the time charter are November 1, 2015 and March 1, 2016, respectively.  Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 100%.  The vessel delivered to charterers on March 6, 2013.

(16) We have reached an agreement with ED & F MAN Shipping Ltd. on a spot market-related time charter for 11 to 13.5 months based on 91.5% of the BSI, as reflected in daily reports, except for the initial 30 days in which the hire rate will be based on 91.5% of the average of the Baltic Supramax S2 and S3 routes.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 91.5%.  The vessel delivered to charterers on April 21, 2013.

(17) We have reached an agreement with Pacific Basin Chartering Ltd. on a spot market-related time charter based on 92.5% of the BSI, as reflected in daily reports, except for the initial 30 days in which the hire rate will be based on 92.5% of the average of the Baltic Supramax S2 and S3 routes.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  The minimum and maximum expiration dates of the time charter are April 23, 2014 and July 23, 2014, respectively.  Genco maintains the option to convert to a fixed rate based on Supramax FFA value at 92.5%.  The vessel delivered to charterers on April 13, 2013 after repositioning.  The vessel’s previous time charter ended on April 8, 2013.

(18) We have reached an agreement to enter these vessels into the LB/IVS Pool whereby Lauritzen Bulkers A/S acts as the pool manager. We can withdraw up to two vessels with three months’ notice and the remaining three vessels with 12 months’ notice.

(19) We have reached an agreement with Pacific Basin Chartering Ltd. on a spot market-related time charter for 23 to 27 months based on 100% of the Baltic Handysize Index (BHSI), as published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Handysize FFA values at 100%.  The vessel delivered to charterers on March 13, 2013 after completion of drydock for scheduled repairs.

(20) We have agreed to an extension with Pacific Basin Chartering Ltd. on a spot market-related time charter based on 100% of the BHSI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  The minimum and maximum expiration dates of the time charter are August 10, 2015 and November 10, 2015, respectively.  Genco maintains the option to convert to a fixed rate based on Handysize FFA values at 100%.  The extension began on April 15, 2013.

(21) The rate for the spot market-related time charter is linked with a floor of $8,500 and a ceiling of $13,500 daily with a 50% profit sharing arrangement to apply to any amount above the ceiling. The rate is based on 115% of the average of the daily rates of the BHSI, as reflected in daily reports. Hire is paid every 15 days in advance net of a 5.00% third party brokerage commission.  These vessels were acquired with existing time charters with below-market rates. For these below-market time charters, Genco allocates the purchase price between the respective vessels and an intangible liability for the value assigned to the below-market charter-hire. This intangible liability is amortized as an increase to voyage revenues over the minimum remaining terms of the applicable charters, at which point the respective liabilities will be amortized to zero and the vessels will begin earning the ‘‘Cash Daily Rate.’’ For cash flow purposes, Genco will continue to receive the rate presented in the ‘‘Cash Daily Rate’’ column until the charter expires.  Specifically, for the Genco Spirit, Genco Avra and Genco Ocean, the daily amount of amortization associated with the below-market rates are approximately $200, $350 and $700 per day over the actual cash rate earned, respectively.

(22) We have reached an agreement with Pacific Basin Chartering Ltd. on a spot market-related time charter based on 107% of the BHSI, as reflected in daily reports, except for the initial 35 days in which the hire rate is based on the average of the Baltic Handysize HS5 and HS6 routes.  Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission.  The minimum and maximum expiration dates of the time charter are December 1, 2014 and February 1, 2015, respectively.  Genco maintains the option to convert to a fixed rate based on Handysize FFA values at 107%.  The vessel delivered to charterers on March 9, 2013.

Baltic Trading Limited

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	June 2013	101.5% of BCI (2)
Baltic Wolf	2010	Cargill International S.A.	May 2014	100% of BCI (3)
Supramax Vessels
Baltic Leopard	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	February 2014	95% of BSI (4)
Baltic Panther	2009	Klaveness Chartering	June 2013	$9,100 (5)
Baltic Jaguar	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	April 2014	95% of BSI (6)
Baltic Cougar	2009	Bulk Marine Ltd.	May 2013	$5,000 (7)
Handysize Vessels
Baltic Wind	2009	Cargill International S.A.	June 2013	115% of BHSI (8)
Baltic Cove	2010	Cargill International S.A.	February 2014	115% of BHSI (8)
Baltic Breeze	2010	Cargill International S.A.	July 2014	115% of BHSI (8)

(1)         The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Under the terms of each contract, the charterer is entitled to extend the time charters from two to four months in order to complete the vessel’s final voyage plus any time the vessel has been off-hire.

(2)         We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter at a rate based on 101.5% of the average of the daily rates of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid in arrears net of a 6.25% brokerage commission which includes the 1.25% commission payable to GS&T which eliminates upon consolidation.  The duration of the extension is 10.5 to 13.5 months.

(3)         We have agreed to an extension with Cargill International S.A. on a spot market-related time charter based on 100% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% brokerage commission, which includes the 1.25% commission payable to GS&T which eliminates upon consolidation.  The duration of the spot market-related time charter is 21.5 to 26.5 months.

(4)         We have reached an agreement with Resource Marine PTE Ltd. on a spot market-related time charter for a minimum of 18.5 months to a maximum end date of May 30, 2014 based on 95% of the average of the daily rates of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T which eliminates upon consolidation.

(5)         We have agreed to an extension with Klaveness Chartering on a time charter for 2.5 to 5.5 months at a rate of $9,100 per day.  Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T which eliminates upon consolidation.  The extension began on March 18, 2013.

(6)        We have reached an agreement with Resource Marine PTE Ltd. on a spot market-related time charter for a minimum of 20.5 months to a maximum end date of July 11, 2014 based on 95% of the average of the daily rates of the BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T which eliminates upon consolidation.

(7)         We have reached an agreement with Bulk Marine Ltd. on a time charter for approximately 25 days at a rate of $5,000 per day.  Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T which eliminates upon consolidation.  The vessel delivered to charters on April 5, 2013.

(8)         The rate for each of these spot market-related time charters is based on 115% of the average of the daily rates of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T which eliminates upon consolidation.

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

VOYAGE REVENUES-

For the three months ended March 31, 2013, voyage revenues decreased 32.8% to $39.7 million as compared to $59.0 million for the three months ended March 31, 2012.  The decrease in revenue was due to lower charter rates achieved by the majority of our vessels.  Additionally, there was a decrease in revenues earned by Baltic Trading’s vessels of $0.3 million due to lower charter rates achieved.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 33.6% to $6,963 a day for the three months ended March 31, 2013 from $10,480 a day for the three months ended March 31, 2012.  The decrease in TCE rates resulted from lower charter rates achieved during the first quarter of 2013 versus the same period last year for the majority of the vessels in our fleet.  The reduction of iron ore cargoes from Brazil combined with weather related disruptions in Australia, increased vessel supply and a prolonged strike in Colombian coal mines contributed to a weak freight rate environment for the first quarter of 2013.

For the three months ended March 31, 2013 and 2012, we had 5,580.0 and 5,642.0 ownership days, respectively.  The decrease in ownership days is a result of an additional day during the first quarter of 2012 due to the leap year.  Fleet utilization was stable at 99.3% during the three months ended March 31, 2013 and 2012.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day.  During the three months ended March 31, 2013 and 2012, total service revenue was $0.8 million during both periods.

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

Voyage expenses decreased by $0.1 million from $1.4 million during the three months ended March 31, 2012 as compared to $1.3 million during the three months ended March 31, 2013.  The decrease is primarily due to a decrease in bunker consumption during the first quarter of 2013 due to additional scheduled and unscheduled offhire recorded during the first quarter of 2012 in addition to a decrease in broker commissions as a result of a decrease in voyage revenue earned during the first quarter of 2013 as compared to the first quarter of 2012.  These decreases were partially offset by a decrease in net bunker gains recorded during the first quarter of 2013 as well as an increase the cost of bunkers consumed during short-term time charters during the first quarter of 2013.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $0.7 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 and was primarily due to lower maintenance related expenses partially offset by higher crew expenses and expenses related to spare parts for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Daily vessel operating expenses decreased to $4,860 per vessel per day for the three months ended March 31, 2013 from $4,933 per day for the three months ended March 31, 2012.  The decrease in daily vessel operating expenses was mainly due to lower maintenance related expenses partially offset by higher crew expenses, insurance costs and expenses related to spare parts.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended March 31, 2013 were $490 below the weighted-average budgeted rate of $5,350 per vessel per day.

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

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the three months ended March 31, 2013 and 2012, general, administrative and management fees were $8.2 million and $8.7 million, respectively.  The decrease in general, administrative and management fees was primarily due to lower non-cash compensation.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense remained stable at $34.4 million during the first quarter of 2013 and the first quarter of 2012.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended March 31, 2013 and 2012, net interest expense was $21.3 million and $23.6 million, respectively.  Net interest expense during the three months ended March 31, 2013 and 2012 consisted of interest expense under our 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility, and Baltic Trading’s $150 million senior secured revolving credit facility (the “2010 Baltic Trading Credit Facility”), as well as interest expense related to our 5.0% Convertible Senior Notes (the “2010 Notes”).  Additionally, interest income, unused commitment fees associated with the aforementioned credit facilities as well as the amortization of deferred financing costs related to the aforementioned credit facilities are included in net interest expense during the three months ended March 31, 2013 and 2012.

The decrease in net interest expense for the first quarter of 2013 as compared to the first quarter of 2012 was primarily a result of lower outstanding debt during the first quarter of 2013 due to the prepayment of $99.9 million of outstanding debt during August 2012 pursuant to the August 1, 2012 amendment to the 2007 Credit Facility, $100 Million Term Loan Facility and the $253 Million Term Loan Facility.  The decrease in net interest expense was also a result of the expiration of three interest rate swap agreements during the first quarter of 2012 and one interest rate swap during the first quarter of 2013.  These decreases were partially offset by an increase in the applicable margin for the 2007 Credit Facility which was increased from 2.0% to 3.0% effective August 1, 2012 pursuant to an amendment to the 2007 Credit Facility.  Refer to Note 9 — Debt in our condensed consolidated financial statements and the 2012 10-K for more information regarding the August 1, 2012 amendment.

INCOME TAX EXPENSE-

For the three months ended March 31, 2013, income tax expense was $0.2 million as compared to $0.3 million during the three months ended March 31, 2012.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our condensed consolidated financial statements for further information.  The decrease in income tax expense during the three months ended March 31, 2013 as compared to the same period during the prior year is primarily due to lower commercial service revenue due to Genco (USA) from Baltic Trading pursuant to the Management Agreement as a result of lower charter rates achieved by Baltic Trading’s fleet.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the three months ended March 31, 2013 and 2012, net loss attributable to noncontrolling interest was $3.8 million and $3.3 million, respectively.  These amounts represent the net loss attributable to the noncontrolling interest of Baltic Trading.

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

Given the negative impact of the current weak drybulk rate environment on our earnings, we face potential liquidity issues under our credit facilities and our 2010 Notes.  We anticipate that we may be unable to make required payments under our credit facilities commencing March 31, 2014. In addition, as discussed below in more detail, we may also be unable to maintain compliance with certain covenants under our credit facilities at measurement dates during the twelve months ending March 31, 2014.  If any of these events occur, we may experience a material adverse effect on our business, financial condition, results of operations and cash flows.

Under the terms of agreements we entered into on August 1, 2012 to amend our 2007 Credit Facility, our $253 Million Term Loan Facility, and our $100 Million Term Loan Facility (the “August 2012 Agreements”), we repaid $99.9 million of outstanding debt under these facilities, we implemented a quarterly sweep of cash over $100 million to repay debt under the 2007 Credit Facility, and our next scheduled amortization payments are due in the first quarter of 2014 in the aggregate principal amount of $55.2 million.  The amount of cash for our working capital needs and growth is thus limited.  Moreover, given our current cash reserves, if drybulk shipping rates remain at current levels or decline, we may be unable to make our next amortization payments when due.

The 2007 Credit Facility, $253 Million Term Loan Facility and the $100 Million Term Loan Facility require us to maintain a minimum cash balance of $39.8 million as measured at each quarter-end, excluding amounts held by Baltic Trading Limited.  In light of our required amortization payments, our current cash reserves, and current drybulk shipping rates, we believe it is probable that we will not remain in compliance with our minimum cash covenants at or after March 31, 2014, and we may not be in compliance earlier in the event of sustained weakness in the drybulk shipping sector.  Our compliance with this covenant is not subject to any of the waivers applicable to other covenants described below.

The 2007 Credit Facility, $253 Million Term Loan Facility, and $100 Million Term Loan Facility also include a maximum leverage ratio covenant limiting the ratio of our net debt to EBITDA to a maximum of 5.5 to 1.  We calculate the leverage ratio under these facilities by dividing our Average Consolidated Net Indebtedness by our Consolidated EBITDA as defined under these facilities.  There is no leverage ratio covenant under the 2010 Baltic Trading Credit Facility.  Average Consolidated Net Indebtedness is the monthly average of our indebtedness as defined under the facilities, which at March 31, 2013 consisted of long-term debt, the 2010 Notes, cash and cash equivalents (excluding restricted cash) and the letter of credit issued related to leases.  Under certain agreements we entered into with our lenders on December 21, 2011 (the “December 2011 Agreements”) and the August 2012 Agreements, our compliance with this covenant is waived through December 31, 3013.  However, when our compliance with this covenant is measured again on March 31, 2014 after expiration of the waiver, we believe it is probable that we will not be in compliance.

The 2007 Credit Facility, $253 Million Term Loan Facility, and $100 Million Term Loan Facility additionally include a consolidated interest ratio covenant requiring the ratio of our EBITDA to interest expense, on a rolling last four-quarter basis, to be no less than 2.0:1.0.  Under the December 2011 Agreements and the August 2012 Agreements, our compliance with this covenant is waived through December 31, 3013.  However, when our compliance with this covenant is measured again on March 31, 2014 after expiration of the waiver, we may not be in compliance.

Absent sufficient waivers or modifications to our credit agreements, if we do not comply with our payment obligations or these covenants and fail to cure our non-compliance following applicable notice and expiration of applicable cure periods, we will be in default of one or more of our credit facilities. If such a default occurs, we may also be in default under the Indenture for our 2010 Notes and our interest rate swaps. As a result, some or all of our indebtedness could be declared immediately due and payable, and we may not have sufficient assets available to satisfy our obligations.  Substantially all of our assets are pledged as collateral to our lenders, and our lenders may seek to foreclose on their collateral if a default occurs.  We may have to seek alternative sources of financing on terms that may not be favorable to us or that may not be available at all.  We therefore could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

Given the foregoing, we may require capital to fund ongoing operations, acquisitions and debt service. We are currently in discussions with our lenders and expect to seek further waivers or modifications to our credit agreements, which may be unavailable or subject to conditions.  We may also seek to refinance our indebtedness or raise additional capital through equity or debt offerings or selling assets (including vessels), reduce or delay capital expenditures, or pursue other restructuring options.  We cannot be certain that we will accomplish any such actions.

In addition, notwithstanding the waiver of certain covenants as described above, for purposes of preparing financial statements, the Company is required to assess future compliance with the original covenants at future quarterly measurement dates in accordance with GAAP. As discussed above, we believe it is probable that the Company will not be in compliance with certain covenants as of March 31, 2014.  Accordingly, the outstanding debt as of March 31, 2013 under the 2007 Credit Facility, the $253 Million Term Loan Facility and the $100 Million Term Loan Facility has been reclassified as a current liability in our condensed consolidated balance sheet as of March 31, 2013.  This reclassification does not affect the existing waivers, although there can be no assurance that we could obtain further waivers upon their expiration.  As we may also be in default under the Indenture for the 2010 Notes and our interest rate swaps if we are in default under any of our credit facilities, the 2010 Notes and one swap previously classified as a long-term liability have likewise been reclassified as current liabilities in the condensed consolidated balance sheet as of March 31, 2013.

Pursuant to the current terms of the 2007 Credit Facility, the existing collateral maintenance financial covenant is waived until we can represent that we are in compliance with all of our financial covenants.  This covenant required us to maintain pledged vessels with a value equal to at least 130% of our current borrowings.  Under the collateral maintenance covenants of our $253 Million Term Loan Facility, our $100 Million Term Loan Facility, and the 2010 Baltic Trading Credit Facility, the aggregate valuations of our vessels pledged under each facility must at least be a certain percentage of loans outstanding (or, in the case of the 2010 Baltic Trading Credit Facility, the total amount we may borrow), which percentages are 135%, 130%, and 140%, respectively.  Under our $253 Million Term Loan Facility, the amount payable upon early termination of any interest rate swaps under the facility is added to outstanding loans for purposes of this covenant.  If our valuations fall below the applicable percentage, we must provide additional acceptable collateral, repay a portion of our borrowings, or (in the case of the 2010 Baltic Trading Credit Facility) permanently reduce the amount we may borrow under the facility to the extent required to restore our compliance with the applicable covenant.  The Company estimates that it would not have been in compliance with the collateral maintenance covenant if the valuation of its collateral under the $100 Million Term Loan Facility as of February 17, 2013 were to decline approximately 2.4%.  Additionally, the Company estimates that it would not have been in compliance with the collateral maintenance covenant if the valuation of its collateral under the $253 Million Term Loan Facility as of December 31, 2012 were to decline approximately 5.0%.

Currently, our wholly-owned subsidiary Genco Investments LLC owns 5,699,088 shares of Baltic Trading’s Class B Stock, which represents a 24.78% ownership interest in Baltic Trading and 83.17% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  On April 16, 2010, Baltic Trading entered into the 2010 Baltic Trading Credit Facility with Nordea Bank Finland plc, acting through its New York branch.  The 2010 Baltic Trading Credit Facility was subsequently amended effective November 30, 2010 which increased the borrowing capacity from $100 million to $150 million.  The amended 2010 Baltic Trading Credit Facility matures on November 30, 2016.  Refer to the 2012 10-K for a description of this facility as well as a description of the amendment entered into effective November 30, 2010.  To remain in compliance with a net worth covenant in the 2010 Baltic Trading Credit Facility, Baltic Trading would need to maintain a net worth of $232.8 million after the payment of any dividends.

On February 28, 2012, we completed an equity offering of $7,500,000 shares of common stock at a purchase price of $7.10 per share.  The Company received net proceeds of $49.9 million after deducting underwriters’ fees and expenses.

Dividend Policy

Historically, our dividend policy, which commenced in November 2005, has been to declare quarterly distributions to shareholders by each February, May, August and November, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our Board of Directors determines we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  In the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.  Under the current terms of the 2007 Credit Facility, we are required to suspend the payment of cash dividends until we can represent that we are in a position to satisfy the collateral maintenance covenant.  Refer to the 2012 10-K for further information regarding the current terms of the 2007 Credit Facility.  As such, a dividend has not been declared during 2009, 2010, 2011, 2012 or the three months ended March 31, 2013.

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

We believe that, under current law, our dividend payments from earnings and profits would constitute “qualified dividend income.”  For 2012, the maximum Federal income tax rate on qualified dividends paid to non-corporate shareholders was 15%.  For taxable years beginning after December 31, 2012, the maximum Federal income tax rate on qualified dividends paid to non-corporate shareholders is 20%, and all or a portion of dividend income received by shareholders whose modified adjusted gross income exceeds certain thresholds ($250,000 for married taxpayers filing jointly and $200,000 for single taxpayers) may be subject to a 3.8% surtax. Distributions in excess of our earnings and profits will be treated first as a non-taxable return of capital to the extent of a U.S. shareholder’s tax basis in its common stock on a dollar-for-dollar basis and, thereafter, as capital gain.

Cash Flow

Net cash used in operating activities for the three months ended March 31, 2013 and 2012 was $17.4 million and $8.0 million, respectively. The increase in cash used by operating activities was primarily due to a net loss of $52.0 million for the three months ended March 31, 2013 compared to a net loss of $36.4 million for the three months ended March 31, 2012, which resulted from lower charter rates achieved in the first quarter of 2013 versus the same period in 2012 for the majority of the vessels in our fleet.

Net cash used in investing activities for the three months ended March 31, 2013 and 2012 was $13,000 and $1.5 million, respectively.  The decrease was due to the use of less funds for vessel related and fixed asset purchases during the first quarter of 2013 compared to 2012. For the three months ended March 31, 2013, cash used in investing activities consisted of the purchase of fixed assets in the amount of $13,000. For the three months ended March 31, 2012, cash used in investing activities was predominantly due to purchases of fixed assets in the amount of $1.2 million and vessel related purchases totaling $0.3 million.

Net cash used in financing activities was $0.2 million during the three months ended March 31, 2013 versus $28.2 million of net cash provided by financing activities during the three months ended March 31, 2012.  Cash used in financing activities for the three months ended March 31, 2013 consisted of the $0.2 million dividend payment of our subsidiary, Baltic Trading, to its outside shareholders. Under amendments to all three of our credit facilities in July of 2012, GS&T has no scheduled amortization payments  through and including the quarter ending December 31, 2013. Cash used in financing activities for the three months ended March 31, 2012 mainly consisted of the following: $12.5 million repayment of debt under the 2007 Credit Facility, $5.1 million repayment of debt under the $253 Million Term Loan Facility, $1.9 million repayment of debt under the $100 Million Term Loan Facility, $0.1 million of deferred financing costs and the $2.2 million dividend payment of our subsidiary, Baltic Trading, to its outside shareholders. Those uses partially offset $50.1 million of net proceeds provided by our follow-on equity offering in February 2012.

Credit Facilities

Refer to the 2012 10-K for a summary and description of our outstanding credit facilities, including the underlying financial and non-financial covenants.  On August 1, 2012, we entered into the August 2012 Agreements, which amended or waived certain provisions of the agreements for the 2007 Credit Facility, the $100 Million Term Loan Facility and the $253 Million Term Loan Facility.  Refer to Note 9 —Debt in our condensed consolidated financial statements for further information regarding the terms and fees associated with these agreements.

As of March 31, 2013, we believe we are in compliance with all of the financial covenants under our 2007 Credit Facility, as amended; the $100 Million Term Loan Facility, as amended; the $253 Million Term Loan Facility, as amended and the 2010 Baltic

Trading Credit Facility.  However, as of March 31, 2013, we believe it is probable that we will not be in compliance with certain covenants at measurement dates within the next twelve months under our 2007 Credit Facility, $100 Million Term Loan Facility and the $253 Million Term Loan Facility.  As such, the debt outstanding under these facilities of $1,312.2 million has been classified as a current liability.

Convertible Notes Payable

Refer to Note 10 — Convertible Senior Notes of our condensed consolidated financial statements for a summary of the convertible notes payable.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At March 31, 2013 and December 31, 2012, we had four and five interest rate swap agreements with DnB NOR Bank, respectively, to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $306.2 million and $356.2 million, respectively, and the swaps have specified rates and durations.

Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed consolidated financial statements, which summarizes the interest rate swaps in place as of March 31, 2013 and December 31, 2012.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contract, or commitments to perform in the future a shipping service between ship owners, charterers and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of March 31, 2013 and December 31, 2012.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of March 31, 2013.  The table incorporates the employment agreement entered into in September 2007 with our Chief Financial Officer, John Wobensmith.  The interest and borrowing fees reflect the 2007 Credit Facility, the 2010 Baltic Trading Credit Facility, the $100 Million Term Loan Facility, the $253 Million Term Loan Facility and the 2010 Notes utilizing the coupon rate of 5% which were issued on July 27, 2010 and the interest rate swap agreements as discussed above under the section “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements.”  For the purposes of the table below, we have utilized the contractual maturity dates under the credit facilities.  The following table also incorporates the future lease payments associated with our two lease agreements.  Refer to Note 19 — Commitments and Contingencies in our condensed consolidated financial statements for further information regarding the terms of our two lease agreements.

	Total	Less than One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Credit Agreements	$1,413,439	$—	$582,988	$830,451	$—
2010 Notes	125,000	—	125,000	—	—
Interest and borrowing fees (2)	225,977	55,726	114,660	55,580	11
Executive employment agreement	245	245	—	—	—
Office leases	25,888	1,125	3,054	3,231	18,478
Totals	$1,790,549	$57,096	$825,702	$889,262	$18,489

(1)         Represents the nine-month period ending December 31, 2013.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings. We estimate our drydocking costs and scheduled off-hire days for our fleet, excluding Baltic Trading’s vessels, through 2014 to be:

Genco Shipping & Trading Limited

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2013 (April 1- December 31, 2013)	$1.6	40
2014	$15.8	420

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

During the three months ended March 31, 2013 and 2012, we incurred a total of $1.3 million and $3.9 million of drydocking costs, respectively.

We estimate that two of our vessels will be drydocked in the remainder of 2013.  An additional 21 of our vessels will be drydocked in 2014.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings.  We estimate our drydocking costs and scheduled off-hire days for Baltic Trading’s fleet through 2014 to be:

Baltic Trading Limited

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2013 (April 1- December 31, 2013)	$—	—
2014	$3.6	100

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

During the three months ended March 31, 2013 and 2012, Baltic Trading did not incur drydocking costs.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes or updates to the critical accounting policies as disclosed in the 2012 10-K.

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

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2012 10-K.  Excluding the three Bourbon vessels we resold immediately upon delivery to MEP at our cost, we have sold three of our vessels since our inception and realized a profit in each instance.  However, we did determine to cancel an acquisition of six drybulk newbuildings in November 2008, incurring a $53.8 million loss from the forfeiture of our deposit and related interest.

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $100 Million Term Loan Facility and our $253 Million Term Loan Facility, as well as the 2010 Baltic Trading Credit Facility, at March 31, 2013, and the collateral maintenance covenant under our 2007 Credit Facility was waived at March 31, 2013, as discussed in Note 9 —Debt in our condensed consolidated financial statements.  In the chart below, we list each of our vessels that represent the collateral for the aforementioned credit facilities, the year it was built, the year we acquired it, and its carrying value at March 31, 2013 and December 31, 2012.

At March 31, 2013 and December 31, 2012, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date were lower than their carrying values at March 31, 2013 and December 31, 2012, respectively.  For the Genco Ocean, Genco Bay, Genco Avra, Genco Mare and Genco Spirit, the last compliance testing date prior to March 31, 2013 and December 31, 2012 was February 17, 2013 and August 17, 2012, respectively, in accordance with the terms of the $100 Million Term Loan Facility; for all other vessels, the compliance testing date was December 31, 2012, in accordance with the terms of the applicable credit facility.

The amount by which the carrying value at March 31, 2013 of all of the vessels in our fleet exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $4.8 million to $75.5 million per vessel, and $1,465.2 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2012 of all of the vessels in our fleet exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $5.2 million to $76.8 million per vessel, and $1,494.2 million on an aggregate fleet basis.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $23.6 million at March 31, 2013 and $24.1 million as of December 31, 2012.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels.

			Carrying Value (U.S. dollars in thousands) as of
Vessels	Year Built	Year Acquired	March 31, 2013	December 31, 2012
2007 Credit Facility
Genco Reliance	1999	2004	$15,023	$15,314
Genco Vigour	1999	2004	20,568	20,953
Genco Explorer	1999	2004	14,884	15,180
Genco Carrier	1998	2004	15,117	15,454
Genco Sugar	1998	2004	13,884	14,181
Genco Pioneer	1999	2005	14,747	15,021
Genco Progress	1999	2005	14,888	15,186
Genco Wisdom	1997	2005	14,252	14,584
Genco Success	1997	2005	14,173	14,512
Genco Beauty	1999	2005	20,708	21,099
Genco Knight	1999	2005	20,422	20,820
Genco Leader	1999	2005	20,357	20,757
Genco Marine	1996	2005	13,458	13,810
Genco Prosperity	1997	2005	14,352	14,691
Genco Muse	2001	2005	20,423	20,767
Genco Acheron	1999	2006	20,214	20,617
Genco Surprise	1998	2006	19,186	19,583
Genco Augustus	2007	2007	101,870	103,137
Genco Tiberius	2007	2007	102,060	103,325
Genco London	2007	2007	103,454	104,685
Genco Titus	2007	2007	103,954	105,182
Genco Challenger	2003	2007	31,688	32,185
Genco Charger	2005	2007	35,002	35,481
Genco Warrior	2005	2007	51,169	51,888
Genco Predator	2005	2007	52,557	53,293
Genco Hunter	2007	2007	56,720	57,409
Genco Champion	2006	2008	36,565	37,051
Genco Constantine	2008	2008	109,050	110,334
Genco Raptor	2007	2008	74,375	75,299
Genco Cavalier	2007	2008	60,798	61,548
Genco Thunder	2007	2008	74,560	75,469
Genco Hadrian	2008	2008	107,175	108,377
Genco Commodus	2009	2009	109,628	110,825
Genco Maximus	2009	2009	109,618	110,805
Genco Claudius	2010	2009	111,327	112,517
TOTAL			$1,718,226	$1,741,339

$100 Million Term Loan Facility
Genco Bay	2010	2010	31,010	31,333
Genco Ocean	2010	2010	31,072	31,390
Genco Avra	2011	2011	32,169	32,487
Genco Mare	2011	2011	32,070	32,386
Genco Spirit	2011	2011	32,703	33,020
TOTAL			$159,024	$160,616

$253 Million Term Loan Facility
Genco Aquitaine	2009	2010	32,661	33,007
Genco Ardennes	2009	2010	32,819	33,168
Genco Auvergne	2009	2010	32,793	33,136
Genco Bourgogne	2010	2010	32,771	33,111
Genco Brittany	2010	2010	32,838	33,177
Genco Languedoc	2010	2010	33,004	33,344
Genco Loire	2009	2010	29,851	30,172
Genco Lorraine	2009	2010	29,544	29,864
Genco Normandy	2007	2010	27,269	27,582
Genco Picardy	2005	2010	26,795	27,152
Genco Provence	2004	2010	26,409	26,772
Genco Pyrenees	2010	2010	32,762	33,095
Genco Rhone	2011	2011	34,385	34,725
TOTAL			$403,901	$408,305

2010 Baltic Trading Credit Facility
Baltic Leopard	2009	2009	31,335	31,671
Baltic Panther	2009	2010	31,413	31,748
Baltic Cougar	2009	2010	31,563	31,898
Baltic Jaguar	2009	2010	31,476	31,809
Baltic Bear	2010	2010	65,785	66,450
Baltic Wolf	2010	2010	65,546	66,196
Baltic Wind	2009	2010	30,064	30,386
Baltic Cove	2010	2010	30,397	30,711
Baltic Breeze	2010	2010	30,961	31,274
TOTAL			$348,540	$352,143

Consolidated Total			$2,629,691	$2,662,403

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  We held four and five interest rate swap agreements with DnB NOR Bank at March 31, 2013 and December 31, 2012, respectively, to manage future interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $306.2 million and $356.2 million, respectively, and the swaps have specified rates and durations.  Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed consolidated financial statements which summarizes the interest rate swaps in place as of March 31, 2013 and December 31, 2012.

The swap agreements with effective dates prior to March 31, 2013 synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of the swap plus the applicable margin of 3.00%.

The total liability associated with the swaps at March 31, 2013 is $13.8 million, of which all is current, and $16.1 million at December 31, 2011, of which $7,000 is current, and is presented as the fair value of derivatives on the balance sheet.  As of March 31, 2013 and December 31, 2012, the Company has accumulated other comprehensive income (loss) (“AOCI”) of ($13.8) million and ($16.1) million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in a minimal amount of other income (expense) during the three months ended March 31, 2013 and 2012.  At March 31, 2013, ($8.5) million of AOCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  For the three months ended March 31, 2012, we paid LIBOR plus 2.00% on the 2007 Credit Facility for the debt in excess of any designated swap’s notional amount for such swap’s effective period.  Effective December 21, 2011, we were also subject to a facility fee of 2.00% per annum on the average daily outstanding principal amount of the outstanding loan under the 2007 Credit Facility pursuant to the amendment entered into with our lenders under this facility which was reduced to 1.00% on February 28, 2012 when we consummated an equity offering resulting in gross proceeds of $53.3 million.  Additionally, effective August 1, 2012, the applicable margin over LIBOR for the 2007 Credit Facility increased from 2.00% to 3.00% pursuant to the August 2012 Agreements.  Refer to Note 9 —Debt in our condensed consolidated financial statements for further information regarding these amendments.  During the three months ended March 31, 2013 and 2012, we also paid LIBOR plus 3.00% on the outstanding debt under the $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility.  A 1% increase in LIBOR would result in an increase of $2.8 million in interest expense for the three months ended March 31, 2013, considering the increase would be only on the unhedged portion of the debt.

Derivative financial instruments

As of March 31, 2013 and December 31, 2012, we held four and five interest rate swap agreements, respectively, with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $306.2 million and $356.2 million, respectively, and the swaps have specified rates and durations.  Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed consolidated financial statements which summarizes the interest rate swaps in place as of March 31, 2013 and December 31, 2012.

The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  The interest rate differential pertaining to the interest rate swaps for the three months ended March 31, 2013 and 2012 was $2.4 million and $4.5 million, respectively.  The Company is currently utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of AOCI.  The ineffective portion is recognized as other (expense) income, which is a component of other (expense) income.  If for any period of time we did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation would be recognized as other (expense) income.

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

Investments

We hold an investment in Jinhui of $30.6 million at March 31, 2013, which is classified as available for sale under Accounting Standards Codification 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”).  The investment is classified as a noncurrent asset based on our intent to hold the investment at each reporting date.  The investments that are classified as available for sale are subject to risk of changes in market value, which if determined to be impaired (other than temporarily impaired), could result in realized impairment losses.  The Company reviews the carrying value of such investments on a quarterly basis to determine if any valuation adjustments are appropriate under ASC 320-10.  We will continue to evaluate the investment on a quarterly basis to determine the likelihood of any further significant adverse effects on the fair value.  For the three months ended March 31, 2013 and 2012, we have not deemed our investment to be impaired.  In the event we determine that the Jinhui investment is subject to any impairment, the amount of the impairment would be reclassified from AOCI and recorded as a loss in the Condensed Consolidated Statement of Operations for the amount of the impairment.

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

ITEM 1A.      RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. Below is updated information for the following risk factor:

Our payment obligations and restrictive covenants under our credit facilities may be difficult to satisfy in the current market environment.

Given the negative impact of the current weak drybulk rate environment on our earnings, we face potential liquidity issues under our credit facilities and our 2010 Notes.   In the current drybulk rate environment, we anticipate that we may be unable to make required payments under our credit facilities commencing March 31, 2014. Moreover, if drybulk shipping rates remain at current levels or decline, we may not be in compliance with the maximum leverage ratio and minimum permitted consolidated interest ratio covenants under our credit facilities once current waivers expire after December 31, 2013 and are remeasured at March 31, 2014. We believe it is probable that we will not be in compliance with our minimum cash covenants at or after March 31, 2014, or earlier in the event of sustained weakness in the drybulk shipping sector.

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

In addition to our payment obligations, our credit facilities subject us to a number of restrictive covenants, including covenants governing our ratio of net debt to EBITDA, the minimum amount of cash and cash equivalents we maintain, our ratio of EBITDA to interest expense, and our consolidated net worth. Compliance with the covenants governing our ratios of net debt to EBITDA and EBITDA to interest expense are currently waived through December 31, 2013.  However, when compliance is measured again on March 31, 2014 after expiration of the waiver, we believe it is probable that we will not be in compliance with our ratio of net debt to EBITDA covenant, and we also may not be in compliance with our ratio of EBITDA to interest expense covenant. Our minimum cash covenants require us to maintain a minimum cash balance of $39.8 million as measured at each quarter end, excluding amounts held by Baltic Trading Limited. These covenants have not been waived, and we believe it is probable that we will not remain in compliance with these covenants at or after March 31, 2014, and we may not be in compliance earlier in the event of sustained weakness in the drybulk shipping sector.

Absent sufficient waivers or modifications to our credit agreements, if we do not comply with our payment obligations or these covenants and fail to cure our non-compliance following applicable notice and expiration of applicable cure periods, we will be in default of one or more of our credit facilities. If such a default occurs, we may also be in default under the Indenture for our 2010 Notes and our interest rate swaps. As a result, some or all of our indebtedness could be declared immediately due and payable, and we may not have sufficient assets available to satisfy our obligations.  Substantially all of our assets are pledged as collateral to our lenders, and our lenders may seek to foreclose on their collateral if a default occurs.  We may have to seek alternative sources of financing on terms that may not be favorable to us or that may not be available at all.  We therefore could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

Given the foregoing, we may require capital to fund ongoing operations, acquisitions and debt service. We are currently in discussions with our lenders and expect to seek further waivers or modifications to our credit agreements, which may be unavailable or subject to conditions.  We may also seek to refinance our indebtedness or raise additional capital through equity or debt offerings or selling assets (including vessels), reduce or delay capital expenditures, or pursue other restructuring options.  We cannot be certain that we will accomplish any such actions.

In addition, notwithstanding the waiver of certain covenants as described above, for purposes of preparing financial statements in accordance with GAAP, the Company is required to assess future compliance with the original covenants at all quarterly measurement dates within twelve months from March 31, 2013. As of March 31, 2013, it is probable that the Company will not be in compliance with one or more of its debt covenants at measurement dates within the next twelve months as discussed above.  Accordingly, the outstanding debt as of March 31, 2013 under the 2007 Credit Facility, the $253 Million Term Loan Facility and the $100 Million Term Loan Facility (as defined in Note 9 — Debt) has been reclassified as a current liability in the condensed consolidated balance sheet as of March 31, 2013.  This reclassification does not affect the existing waivers, although there can be no assurance that we could obtain further waivers upon their expiration.  As the Company may also be in default under the Indenture for the 2010 Notes and its interest rate swaps if it is in default under any of its credit facilities, the 2010 Notes and one swap previously classified as a long-term liability have likewise been reclassified as current liabilities in the condensed consolidated balance sheet as of March 31, 2013.

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

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2013 and 2012 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).**

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

GENCO SHIPPING & TRADING LIMITED

DATE: May 10, 2013	By:	/s/ Robert Gerald Buchanan
Robert Gerald Buchanan
President
(Principal Executive Officer)

DATE: May 10, 2013	By:	/s/ John C. Wobensmith
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

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2013 and 2012 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).**

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