Form 10-K
period 2013-12-31
GENCO SHIPPING & TRADING LTD
filed 2014-04-07
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $1.63 per share as of June 30, 2013 on the New York Stock Exchange, was approximately $61.0 million.  The registrant has no non-voting common equity issued and outstanding.  The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock as of April 7, 2014 was 44,449,407 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III, Items 10, 11, 12, 13 and 14 are incorporated by reference in an amendment to this Annual Report on Form 10-K, which will be filed by the registrant within 120 days after the close of its 2013 fiscal year.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We are a New York City-based company, incorporated in the Marshall Islands in 2004.  We transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding vessels of Baltic Trading Limited (“Baltic Trading”), our fleet currently consists of 53 drybulk carriers, including nine Capesize, eight Panamax, 17 Supramax, six Handymax and 13 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 3,810,000 deadweight tons (“dwt”).  The average age of our current fleet is approximately 8.9 years, as compared to the average age for the world fleet of approximately 9 years for the drybulk shipping segments in which we compete.  All of the vessels in our fleet were built in shipyards with reputations for constructing high-quality vessels.  Excluding Baltic Trading, 36 of the vessels in our fleet are currently on spot market-related time charters and 12 are on fixed-rate time charter contracts.  Additionally, five of the vessels in our fleet are operating in vessel pools.  Under a pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by vessels in vessel pools are subject to the fluctuations of the spot market.  Most of our vessels are chartered to well-known charterers, including Cargill International S.A. (“Cargill”), Swissmarine Services S.A. (“Swissmarine”), Pacific Basin Chartering Ltd. (“Pacbasin”), Klaveness Chartering (“Klaveness”) and Lauritzen Bulkers A/S or LB/IVS Pool, in which Lauritzen Bulkers A/S acts as the pool manager (collectively, “Lauritzen Bulkers”).

In addition, Baltic Trading’s fleet currently consists of four Capesize, four Supramax and five Handysize drybulk carriers with an aggregate carrying capacity of approximately 1,095,000 dwt.  After the expected delivery of four Ultramax newbuilding vessels that Baltic Trading has agreed to acquire, Baltic Trading will own a fleet of 17 drybulk vessels, consisting of four Capesize, four Ultramax, four Supramax and five Handysize vessels with a total carrying capacity of approximately 1,351,000 dwt.  Seven of the vessels in Baltic Trading’s fleet are currently on spot market-related time charters, two are on short-term fixed rate time charters and four of the vessels are operating in vessel pools.

Baltic Trading, formerly a wholly-owned subsidiary of the Company, completed its initial public offering, or IPO, on March 15, 2010. On May 28, 2013, Baltic Trading closed an equity offering of 6,419,217 shares of common stock at an offering price of $3.60 per share. Baltic Trading received net proceeds of approximately $21.6 million, after deducting underwriters’ fees and expenses.  Additionally, on September 25, 2013, Baltic Trading closed an equity offering of 13,800,000 shares of common stock at an offering price of $4.60 per share. Baltic Trading received net proceeds of approximately $59.5 million after deducting underwriters’ fees and expenses.  Lastly, on November 18, 2013, Baltic Trading closed an equity offering of 12,650,000 shares of common stock at an offering price of $4.60 per share.  Baltic Trading received net proceeds of approximately $55.1 million after deducting underwriters’ fees and expenses.   As a result of Baltic Trading’s equity offerings completed on May 28, 2013, September 25, 2013 and November 18, 2013, we were issued 128,383, 276,000 and 253,000 shares, respectively, of Class B stock, which represents 2% of the number of common shares issued.  As of December 31, 2013, our wholly-owned subsidiary Genco Investments LLC owned 6,356,471 shares of Baltic Trading’s Class B Stock, which represents an 11.05% ownership interest in Baltic Trading at December 31, 2013 and 65.08% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Baltic Trading is consolidated as we control a majority of the voting interest in Baltic Trading.  Management’s discussion and analysis of our results of operations and financial condition includes the results of Baltic Trading.

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

On July 2, 2013, Baltic Trading entered into agreements to purchase two Handysize drybulk vessels from subsidiaries of Clipper Group for an aggregate purchase price of $41 million.  The Baltic Hare, a 2009-built handysize vessel, was delivered on September 5, 2013 and the Baltic Fox, a 2010-built Handysize vessel, was delivered on September 6, 2013.  Baltic Trading funded a portion of the purchase price of the vessels using proceeds from its registered follow-on common stock offering completed on May 28, 2013.  For the remainder of the purchase price, Baltic Trading drew down $22 million under its secured loan agreement with DVB

Bank SE (the “Baltic Trading $22 Million Term Loan Facility”).  Refer to Note 9 – Debt in our consolidated financial statements for further information regarding this credit facility.

On October 31, 2013, Baltic Trading entered into agreements to purchase two Capesize drybulk vessels from affiliates of SK Shipping Co. Ltd. for an aggregate purchase price of $103 million.  The Baltic Lion, a 2012-built Capesize drybulk vessel, was delivered on December 27, 2013, and the Baltic Tiger, a 2011-built Capesize vessel, was delivered on November 26, 2013.  Baltic Trading funded a portion of the purchase price of the vessels using proceeds from its registered follow-on common stock offering completed on September 25, 2013.  For the remainder of the purchase price, Baltic Trading drew down $44 million under its secured loan agreement with DVB Bank SE (the “Baltic Trading $44 Million Term Loan Facility”).  Refer to Note 9 – Debt in our consolidated financial statements for further information regarding this credit facility.

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk carriers from Yangfan Group Co., Ltd. for a purchase of $28 million per vessel, or up to $112 million in the aggregate.  Baltic Trading has agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which Baltic Trading exercised on January 8, 2014  These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion.  The purchases are subject to completion of customary additional documentation and closing conditions.  The Baltic Hornet and Baltic Wasp are expected to be delivered to Baltic Trading during the third and fourth quarters of 2014, respectively.  The Baltic Scorpion and the Baltic Mantis are expected to be delivered to us during the second and third quarters of 2015, respectively.  Baltic Trading intends to use a combination of cash on hand and future cash flow from operations as well as commercial bank debt to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

See pages 9-10 for tables of all vessels that have been or are expected to be delivered to us, including Baltic Trading’s vessels.

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

We hold an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”) and Korea Line Corporation (“KLC”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.

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

Restructuring Support Agreement

On April 3, 2014, we and certain of our subsidiaries entered into a Restructuring Support Agreement (the

“Support Agreement”) with certain lenders (the “Supporting Lenders”) under each of (i) the Credit Agreement, dated as of July 20, 2007 (as amended to date), by and among the Company as borrower, the banks and other financial institutions named therein as lenders, Wilmington Trust, N.A., as successor administrative and collateral agent, and the other parties thereto (as amended, the “2007 Credit Facility”); (ii) the Loan Agreement, dated as of August 20, 2010 (as amended to date), by and among the Company as borrower, Genco Aquitane Limited and the other subsidiaries of the Company named therein as guarantors, the banks and financial institutions named therein as lenders, BNP Paribas, Credit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschaft, Skandinaviska Enskilda Banken AB (publ) as mandated lead arrangers, BNP Paribas, Credit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, Skandinaviska Enskilda Banken AB (publ) as swap providers, and Deutsche Bank Luxembourg S.A. as agent for the lenders and the assignee (as amended, the “$253 Million Term Loan Facility”); and (iii) the Loan Agreement, dated as of August 12, 2010 (as amended to date), by and among the Company as borrower, Genco Ocean Limited and the other subsidiaries of the Company named therein as guarantors, the banks and financial institutions named therein as lenders, and Credit Agricole Corporate and Investment Bank as agent and security trustee (as amended, the “$100 Million Term Loan Facility” and, together with the 2007 Credit Facility and the $253 Million Term Loan Facility, as well as certain holders (the “Supporting Noteholders” and, together with the Supporting Lenders, the “Supporting Creditors”) of the Company’s 5.00% Convertible Senior Notes due August 15, 2015 (the “2010 Notes”).

The Support Agreement provides, subject to its terms and conditions, among other things:

•
the Supporting Creditors agree (i) to timely vote to accept the proposed plan of reorganization (the “Plan”) contemplated by the Support Agreement, (ii) support approval of the disclosure statement (the “Disclosure Statement”) in respect of the Plan and the cash collateral order (the “Cash Collateral Order”) contemplated under the Support Agreement; (iii) neither join in nor support any objection to the Disclosure Statement, the Cash Collateral Order, the solicitation procedures, or the Plan, or otherwise commence any proceeding to oppose or alter any of the terms of the Plan or any other document filed by Genco in connection with the confirmation of the Plan; and use commercially reasonable efforts to support, consent, and take other actions in connection with the Company’s restructuring contemplated under the Support Agreement (the “Restructuring”) and the Chapter 11 Case (as defined below).

•
the Company agrees (i) to support and use commercially reasonable efforts to complete the Restructuring and all transactions contemplated under the Support Agreement in accordance with certain milestones, take any and all reasonably necessary actions in furtherance of the Restructuring and the transactions contemplated under the Support Agreement, including, without limitation, those set forth in the Restructuring Term Sheet (the “Term Sheet”) and, once filed, the Plan; and obtain any and all required regulatory and/or third-party approvals necessary to consummate the Restructuring; and (ii) to take no action inconsistent with the Support Agreement or that would unreasonably delay approval of the Disclosure Statement, the Cash Collateral Order, or the solicitation procedures, or confirmation of the Plan; including soliciting an alternative transaction.

The Support Agreement is subject to termination in respect of the obligations of the Company and the Supporting Creditors in respect of a particular credit facility or the indenture for the 2010 Notes (a “Debt Instrument”) by the mutual written agreement of the Company and Supporting Creditors holding more than 66 2/3% in amount of the principal outstanding under such Debt Instrument (“Required Supporting Creditors”). The Support Agreement is subject to termination in a number of other circumstances, including, without limitation:

•
by the Company following the occurrence of any of the events specified in the Support Agreement, including: (i) any Supporting Creditors’ material breach of its obligations under the Support Agreement that would reasonably be expected to have a material adverse impact on confirmation of the Plan and that remains uncured for the specified period; (ii) the Company’s board of directors determining, in good faith and upon the advice of its advisors, in its sole discretion, that (A) continued pursuit of the Restructuring is inconsistent with its fiduciary duties or (B) having received an unsolicited proposal or offer for an alternative transaction, that such alternative transaction is likely to be more favorable than the Restructuring and that continued support of the Restructuring pursuant to this Agreement would be inconsistent with its fiduciary obligations; or (iii) the issuance by any governmental authority of an injunction, judgment, decree or similar ruling or order preventing consummation of a material portion of the restructuring; or

•
with respect to the obligations of the Company and the Supporting Creditors in respect of a particular Debt Instrument, upon the occurrence of any of the events specified in the Support Agreement, including: (i) the “Definitive Documents” (as defined in the Term Sheet) filed by the Company include terms that are inconsistent with the Term Sheet; (ii) the filing by the Company of any motion for relief seeking certain specified actions; (iii) the entry by the Bankruptcy Court of certain specified orders; (iv) the Company’s material breach of its obligations under the Support Agreement that remains uncured for the specified period; (v) the Company’s failure to meet the milestones under the Support Agreement; (vi) the Company’s loss of the exclusive right to file or solicit acceptance of a chapter 11 plan; (vii) a termination event under the Cash Collateral order; or (viii) the issuance of an order, not subject to a stay of effectiveness pending appeal, by any court of competent jurisdiction or other governmental authority making illegal or restricting or preventing the restructuring in a manner that cannot be reasonably remedied by the Company.

The Support Agreement provides for a termination fee of $26.5 million payable to Supporting Lenders under the 2007 Credit Facility and Supporting Noteholders if the Support Agreement is terminated under certain circumstances and the Company consummates an alternative transaction.

The Support Agreement contemplates that the Plan will be implemented through a voluntary bankruptcy case (the “Chapter 11 Case”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”), which may include the filing of bankruptcy petitions by subsidiaries of Genco Shipping & Trading Limited other than Baltic Trading Limited and its subsidiaries. The Support Agreement also provides for the agreement of the Company and the Supporting Creditors to a form of Cash Collateral Order, under which the use of cash collateral of the Company’s creditors will be permitted during the Chapter 11 Case for working capital purposes, other general corporate purposes, and costs and expenses of the Chapter 11 Case, in each instance in accordance with a budget to be determined.

If we fail to fulfill our obligations under the Support Agreement, our creditors may be entitled to terminate the Support Agreement. If the Support Agreement terminates prior to the commencement of the Chapter 11 Case, we expect we will be compelled to seek relief under chapter 11 of the Bankruptcy Code prior to the expiration of the forbearances and waivers under the Relief Agreements. In addition, if the Support Agreement terminates, regardless of whether the Chapter 11 Case has commenced, we may receive a lower level of support from our creditors than we currently have. To the extent we must seek chapter 11 relief without the support of our creditors, successfully restructuring our indebtedness may become more difficult and protracted.

Restructuring Term Sheet

As set forth in the Term Sheet, the Plan would entail, among other things:

•
a $100.0 million rights offering for 8.7% of the pro forma equity in reorganized Genco (the “New Genco Equity”), subject to dilution by the New Genco Warrants (defined below) and the MIP Warrants (defined below). Eligible 2007 Credit Facility lenders will have the right to participate in up to 80% of the rights offering, which portion will be backstopped by supporting 2007 Credit Facility lenders, and eligible holders of 2010 Notes will have the right to participate in up to 20% of the rights offering, which portion will be backstopped by the supporting noteholders;

•	conversion of the full 2007 Credit Facility into 81.1% of the New Genco Equity, subject to dilution by the New Genco Warrants and the MIP Warrants;

•
replacing the $253 Million Term Loan Facility and $100 Million Term Loan Facility with new senior secured credit facilities or amending the facilities to provide for extended maturity dates through August 2019 and certain other covenant modifications;

•	payment of the claim under the Company’s outstanding swap in full through mutually acceptable treatment or other treatment consistent with the Bankruptcy Code;

•	the unimpairment of all general unsecured creditors’ claims under section 1124 of the Bankruptcy Code;

•	the conversion of the 2010 Note claims into 8.4% of the New Genco Equity, subject to dilution by the New Genco Warrants and the MIP Warrants;

•
the cancellation of all equity interests in the Company, with such equity interests receiving seven year warrants for 6.0% of the New Genco Equity struck at a $1,295 million equity valuation (the “New Genco Warrants”).

•
The establishment of a management equity incentive plan (the “MIP”) pursuant to which the directors, officers, and other management of reorganized Genco will receive the following: (i) 1.8% of the shares of the New Genco Equity, subject to dilution by warrants, (ii) the following three tiers of warrants (the “MIP Warrants”): (a) six-year warrants struck at a $1,618 million plan equity value representing 3.5% of the New Genco Equity, (b) six-year warrants struck at a $1,810 million plan equity value representing 3.5% of the New Genco Equity, and (c) six-year warrants struck at a $2,195 million equity value, representing 5.0% of the New Genco Equity. The MIP will vest over three years in equal proportions. The MIP Warrants will be exercisable on a cashless basis, and will be subject to dilution by the exercise of subsequent tranches of warrants.

Restructuring — Forbearances and Waivers

To allow discussions with our creditors concerning our restructuring to continue into April 2014 without the need to file for immediate bankruptcy relief, on March 31, 2014, we entered into agreements with certain of the lenders under our 2007 Credit Facility, our $100 Million Term Loan Facility, and our $253 Million Term Loan Facility (our “Credit Facilities”) to obtain waivers or forbearances with respect to certain potential or actual events of default as of March 31, 2014 as follows (the “Relief Agreements”):

•	not making the scheduled amortization payment on March 31, 2014 under our 2007 Credit Facility;
•	not meeting the consolidated interest ratio covenant for the period ended March 31, 2014;
•	not meeting the maximum leverage ratio covenant for the period ending March 31, 2014;
•	not meeting the collateral maintenance test under the 2007 Credit Facility;
•	not meeting the minimum cash balance covenant under the 2007 Credit Facility;
•	not furnishing audited financial statements to the lenders within 90 days after year end for the year ended December 31, 2013;
•	a cross-default with respect to our outstanding interest rate swap with respect to the foregoing;
•	cross-defaults among our credit facilities with respect to the foregoing; and
•	any related defaults or events of default resulting from the failure to give notice with respect to any of the foregoing.

The Relief Agreement for our 2007 Credit Facility provided that the agent and consenting lenders would forbear to exercise their rights and remedies through 11:59 p.m. on April 1, 2014 with respect to the foregoing potential or actual events of default, subject to earlier termination if a subsequent event of default occurs under our credit agreements other than those described above or if we breach the terms of the Relief Agreement.  The Relief Agreements for our other two Credit Facilities provided that the agent and lenders waived through 11:59 p.m. on April 1, 2014 the foregoing potential or actual events of default, subject to earlier termination if a subsequent event of default occurs under our credit agreements or if we breach the terms of the Relief Agreements. Notwithstanding such waivers and forbearances, the fact that we did not make the scheduled amortization payment on March 31, 2014 constituted an event of default under our currently outstanding interest rate swap.  In addition, under the indenture and supplemental indenture (the “Indenture”) governing our 5.0% Convertible Senior Notes issued on July 27, 2010 (the “2010 Notes”), our failure to make such payment would constitute an event of default under the Indenture if we fail to cure such default within 30 days after notice from the trustee under the Indenture.

On April 1, 2014, we entered into new agreements with the other parties to the Relief Agreements that extend the expiration of the forbearances and waivers under the Relief Agreements from 11:59 p.m. on April 1, 2014 to 11:59 p.m. on April 21, 2014. Also, the forbearances and waivers would have terminated if a definitive agreement for our restructuring was not effective by 11:59 p.m. on April 4, 2014. We avoided this termination through our entry into the Support Agreement.  Such new agreements are otherwise on substantially the same terms and conditions as the Relief Agreements.

Nothing in this Annual Report on Form 10-K shall constitute a solicitation of any holders of any of our indebtedness or our securities with respect to the matters contemplated in the Support Agreement or an offer to buy or sell, or a solicitation of an offer to buy or sell, any securities of the Company.

Going Concern

Weak industry conditions have negatively impacted our results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon, among other things, our ability to: (i) develop and successfully implement a restructuring plan within the timeframe of the Relief Agreements and the Restructuring Support Agreements,  (ii) comply with the covenants contained in the Cash Collateral Order, including compliance with the approved budget and the payment of fees, expenses, and interest thereunder, and in any post-restructuring financing, (iii) reduce debt and other liabilities through the restructuring  process, (iv) return to profitability, (v) generate sufficient cash flow from operations, and (vi) obtain financing sources to meet our future obligations. The realization of our assets and the satisfaction of our liabilities are subject to uncertainty. Any restructuring plan could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements.  Further, the Chapter 11 Case could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.  Moreover, in the Chapter 11 Case, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the bankruptcy court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the Cash Collateral Order) for amounts other than those reflected in the accompanying consolidated financial statements.  The accompanying consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Case.

Risks and Uncertainties

Our ability to continue as a going concern is contingent upon, among other things, our ability: (i) to reach agreement with other parties on a definitive approach to restructuring; (ii) to generate sufficient cash flow from operations; (iii) to reach an acceptable outcome from our discussions with our creditors; and (iv) to obtain financing sources to meet our future obligations. We believe the consummation of a successful restructuring is critical to our continued viability and long-term liquidity. While we are working towards achieving these objectives, there can be no certainty that we will be successful in doing so.

We urge that appropriate caution be exercised with respect to existing and future investments in any of our liabilities and/or our securities. See “Part I—Item 1A. Risk Factors.”

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

Any of the above documents can also be obtained in print by any shareholder upon request to our Investor Relations Department at the following address:

Corporate Investor Relations
Genco Shipping & Trading Limited
299 Park Avenue, 12th Floor
New York, NY 10171

BUSINESS STRATEGY

Our strategy is to manage and expand our fleet in a manner that maximizes our cash flows from operations.  To accomplish this objective, we intend to:

•	Strategically expand the size of our fleet — Depending on the outcome of our restructuring, we may acquire additional modern, high-quality drybulk carriers through timely and selective acquisitions of vessels in a manner that is accretive to our cash flows. If we make acquisitions of additional vessels, we may consider additional debt or equity financing alternatives.

•	Continue to operate a high-quality fleet - We intend to maintain a modern, high-quality fleet that meets or exceeds stringent industry standards and complies with charterer requirements through our technical managers’ rigorous and comprehensive maintenance program. In addition, our technical managers maintain the quality of our vessels by carrying out regular inspections, both while in port and at sea.

•	Pursue an appropriate combination of time and spot charters - All of our 66 vessels, including those of Baltic Trading, are under time charters, spot market-related time charters or pool agreements. Charters under fixed rate contracts provide us with relatively stable revenues, and charterers under spot market-related time charters provide us with market revenues, both of which provide us with a high fleet utilization. We may in the future pursue other market opportunities for our vessels to capitalize on market conditions, including arranging longer or shorter charter periods and entering into short-term time charters, voyage charters and use of vessel pools. Our charter strategy through the current unfavorable market condition has been focused on signing short-term or spot market-related contracts with multinational charterers in order to preserve our ability to capitalize on possible future rate increases.

•	Maintain low-cost, highly efficient operations — During the year ended December 31, 2013, we outsourced technical management of our fleet, to Wallem Shipmanagement Limited (“Wallem”), Anglo-Eastern Group (“Anglo”), and V.Ships Limited (“V.Ships”), third-party independent technical managers, at a cost we believe is lower than what we could achieve by performing the function in-house. Our management team actively monitors and controls vessel operating expenses incurred by the independent technical managers by overseeing their activities.  Finally, we seek to maintain low-cost, highly efficient operations by capitalizing on the cost savings and economies of scale that result from operating sister ships.

•	Capitalize on our management team’s reputation - We will continue to capitalize on our management team’s reputation for high standards of performance, reliability and safety, and maintain strong relationships with major international charterers, many of whom consider the reputation of a vessel owner and operator when entering into time charters. We believe that our management team’s track record improves our relationships with high quality shipyards and financial institutions, many of which consider reputation to be an indicator of creditworthiness.

OUR FLEET

The table below summarizes the characteristics of our vessels that have been or are expected to be delivered to us, including those of Baltic Trading:

Genco Shipping & Trading Limited:

Vessel	Class	Dwt	Year Built

Genco Augustus	Capesize	180,151	2007
Genco Claudius	Capesize	169,025	2010
Genco Constantine	Capesize	180,183	2008
Genco Commodus	Capesize	169,025	2009
Genco Hadrian	Capesize	169,694	2008
Genco London	Capesize	177,833	2007
Genco Maximus	Capesize	169,025	2009
Genco Tiberius	Capesize	175,874	2007
Genco Titus	Capesize	177,729	2007
Genco Acheron	Panamax	72,495	1999
Genco Beauty	Panamax	73,941	1999
Genco Knight	Panamax	73,941	1999
Genco Leader	Panamax	73,941	1999
Genco Raptor	Panamax	76,499	2007
Genco Surprise	Panamax	72,495	1998
Genco Thunder	Panamax	76,588	2007
Genco Vigour	Panamax	73,941	1999
Genco Aquitaine	Supramax	57,981	2009
Genco Ardennes	Supramax	57,981	2009
Genco Auvergne	Supramax	57,981	2009
Genco Bourgogne	Supramax	57,981	2010
Genco Brittany	Supramax	57,981	2010
Genco Cavalier	Supramax	53,617	2007
Genco Hunter	Supramax	58,729	2007
Genco Languedoc	Supramax	57,981	2010
Genco Loire	Supramax	53,416	2009
Genco Lorraine	Supramax	53,416	2009
Genco Normandy	Supramax	53,596	2007
Genco Picardy	Supramax	55,257	2005
Genco Predator	Supramax	55,407	2005
Genco Provence	Supramax	55,317	2004
Genco Pyrenees	Supramax	57,981	2010
Genco Rhone	Supramax	58,018	2011
Genco Warrior	Supramax	55,435	2005
Genco Carrier	Handymax	47,180	1998
Genco Marine	Handymax	45,222	1996
Genco Muse	Handymax	48,913	2001
Genco Prosperity	Handymax	47,180	1997
Genco Success	Handymax	47,186	1997
Genco Wisdom	Handymax	47,180	1997
Genco Avra	Handysize	34,391	2011

Vessel	Class	Dwt	Year Built
Genco Bay	Handysize	34,296	2010
Genco Challenger	Handysize	28,428	2003
Genco Champion	Handysize	28,445	2006
Genco Charger	Handysize	28,398	2005
Genco Explorer	Handysize	29,952	1999
Genco Mare	Handysize	34,428	2011
Genco Ocean	Handysize	34,409	2010
Genco Pioneer	Handysize	29,952	1999
Genco Progress	Handysize	29,952	1999
Genco Reliance	Handysize	29,952	1999
Genco Spirit	Handysize	34,432	2011
Genco Sugar	Handysize	29,952	1998
Baltic Trading Limited:

Vessel	Class	Dwt	Year Built

Baltic Bear	Capesize	177,717	2010
Baltic Wolf	Capesize	177,752	2010
Baltic Lion	Capesize	179,185	2012
Baltic Tiger	Capesize	179,185	2011
Baltic Hornet	Ultramax	64,000	2014 (1)
Baltic Wasp	Ultramax	64,000	2014 (1)
Baltic Scorpion	Ultramax	64,000	2015 (1)
Baltic Mantis	Ultramax	64,000	2015 (1)
Baltic Cougar	Supramax	53,432	2009
Baltic Jaguar	Supramax	53,474	2009
Baltic Leopard	Supramax	53,447	2009
Baltic Panther	Supramax	53,351	2009
Baltic Breeze	Handysize	34,386	2010
Baltic Cove	Handysize	34,403	2010
Baltic Wind	Handysize	34,409	2009
Baltic Fox	Handysize	31,883	2010
Baltic Hare	Handysize	31,887	2009

(1)	Built dates for vessels delivering in the future are estimates based on guidance received from the sellers and respective shipyards.

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

OUR CHARTERS

As of April 7, 2014, including Baltic Trading, we employed 43 of our 66 drybulk carriers under spot market-related time charters, which are time charters with rates based on published Baltic Indices.  These types of charters are similar to time charters with the exception of having a variable rate over the term of the time charter agreement.  As such, the revenue earned by these 43 vessels is subject to the fluctuations of the spot market.  Two of these vessels have spot market-related time charters which are linked with a floor of $8,500 and a ceiling of $13,500 daily with a 50% profit sharing arrangement to apply to any amount above the ceiling.  The rate is based on 115% of the average of the daily rates of the Baltic Handysize index as reflected in daily reports.  Additionally, as of April 7, 2014, including Baltic Trading, we employed 14 of our 66 drybulk carriers under fixed-rate time charters.  A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the disposal of the charterer.  Under a time charter, the charterer periodically pays a fixed daily charterhire rate to the owner of the vessel and bears all voyage expenses, including the cost of bunkers (fuel), port expenses, agents’ fees and canal dues.

The remaining nine of our drybulk carriers are currently in vessel pools.  We believe that vessel pools provide cost-effective commercial management activities for a group of similar class vessels.  The pool arrangement provides the benefits of a large-scale operation and chartering efficiencies that might not be available to smaller fleets.  Under the pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the charterer and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these nine vessels is subject to the fluctuations of the spot market.

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

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun Logix Corporation (“Samsun”), when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application.  On February 5, 2010, the rehabilitation plan submitted by Samsun was approved by the South Korean courts.  As part of the rehabilitation process, our claim of approximately $17.2 million will be settled in the following manner: 34%, or approximately $5.9 million, will be paid in cash in annual installments on December 30 of each year from 2010 through 2019 ranging in percentages from eight to 17; the remaining 66%, or approximately $11.3 million, converted to Samsun shares at a specified value per share.  During the year ended December 31, 2013, we did not receive a payment from Samsun due to its financial difficulties.  During the year ended December 31, 2012, we have recorded $0.3 million as other operating income which represents 50% of the portion (9%) of the cash settlement that was due on December 30, 2012 as this was the only amount remitted by Samsun. During the year ended December 31, 2011, we have recorded $0.5 million as other operating income which represents the portion (9%) of the cash settlement that was due on December 30, 2011.

During January 2011, the Genco Success, a 1997-built Handymax vessel, was on charter to Korea Line Corporation (“KLC”) when KLC filed for a rehabilitation application.  On July 3, 2012, the original rehabilitation plan submitted by KLC was approved by the South Korean courts.  As part of the rehabilitation process, our claim of approximately $0.8 million will be settled in the following manner:  37%, or approximately $0.3 million, will be paid in cash in annual installments on December 30 of each year from 2012 through 2021 ranging in percentages from 0.5 to 43; the remaining 63%, or approximately $0.5 million, converted to KLC shares at a specified value per share.  During the year ended December 31, 2012, we have recorded two-thousand dollars as other operating income which represents the portion (0.5%) of the cash settlement that was due on December 30, 2012.  The final rehabilitation plan was amended and approved by the South Korean courts on October 4, 2013.  During the year ended December 31, 2013, we received a final cash settlement and shares of KLC stock as our final settlement which resulted in operating income of $0.1 million.

The following table sets forth information about the current employment of the vessels currently in our fleet as of April 1, 2014:

Genco Shipping & Trading Limited

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	May 2014/Apr. 2015	103%/104% of BCI(3)
Genco Tiberius	2007	Cargill International S.A.	December 2014	102% of BCI(4)
Genco London	2007	Cargill International S.A.	September 2014	100% of BCI
Genco Titus	2007	Swissmarine Services S.A.	July 2014	100% of BCI
Genco Constantine	2008	Cargill International S.A.	February 2015	102% of BCI(5)
Genco Hadrian	2008	Swissmarine Services S.A.	October 2014	98.5% of BCI(6)
Genco Commodus	2009	Swissmarine Services S.A.	May 2014/Mar 2015	99%/100% of BCI(7)
Genco Maximus	2009	Swissmarine Services S.A.	February 2015	100% of BCI(8)
Genco Claudius	2010	Swissmarine Services S.A.	October 2014	99% of BCI

Panamax Vessels
Genco Beauty	1999	Global Maritime Investments Ltd.	May 2014	97% of BPI
Genco Knight	1999	Swissmarine Services S.A.	March 2015	99% of BPI(9)
Genco Leader	1999	TTMI Sarl	November 2014	100% of BPI(10)
Genco Vigour	1999	Swissmarine Services S.A.	February 2015	98% of BPI(11)
Genco Acheron	1999	Swissmarine Services S.A.	December 2014	100% of BPI(12)
Genco Surprise	1998	Swissmarine Services S.A.	May 2015	100% of BPI
Genco Raptor	2007	Global Maritime Investments Ltd.	May 2014	100% of BPI
Genco Thunder	2007	Swissmarine Services S.A.	February 2015	100% of BPI(13)

Supramax Vessels
Genco Predator	2005	D’Amico Dry Ltd.	October 2014	101% of BSI
Genco Warrior	2005	Pacific Basin Chartering Ltd.	May 2014	101% of BSI
Genco Hunter	2007	Pacific Basin Chartering Ltd.	September 2014	107% of BSI

Genco Cavalier	2007	Dalian Suntime International Co., Ltd.	May 2014	$10,000(14)
Genco Lorraine	2009	Pioneer Navigation Ltd.	July 2014	$7,500
Genco Loire	2009	WOL Ocean International Co., Ltd	May 2014	$10,000(15)
Genco Aquitaine	2009	AMN Bulk Carriers Inc.	May 2014	$8,550
Genco Ardennes	2009	Refined Success Ltd.	May 2014	$11,000(16)
Genco Auvergne	2009	Pioneer Navigation Ltd.	July 2014	100% of BSI
Genco Bourgogne	2010	Thoresen Shipping Singapore PTE Ltd.	October 2014	$10,250
Genco Brittany	2010	D’Amico Dry Ltd.	October 2014	100% of BSI
Genco Languedoc	2010	D’Amico Dry Ltd.	January 2015	100% of BSI
Genco Normandy	2007	Oldendorff GMBH & Co.	May 2014	$9,500(17)
Genco Picardy	2005	Pioneer Navigation Ltd.	December 2014	101% of BSI
Genco Provence	2004	Pioneer Navigation Ltd.	May 2014	101% of BSI
Genco Pyrenees	2010	Thoresen Shipping Singapore PTE Ltd.	June 2014	$9,750
Genco Rhone	2011	Pioneer Navigation Ltd.	November 2015	100% of BSI

Handymax Vessels
Genco Success	1997	Thoresen Shipping Singapore PTE Ltd.	May 2014	$11,000(18)
Genco Carrier	1998	Wan Bong Chartering Co. Ltd.	May 2014	$10,250 (19)
Genco Prosperity	1997	ED & F MAN Shipping Ltd.	May 2014	$9,000(20)
Genco Wisdom	1997	ED & F MAN Shipping Ltd.	Apr./Dec. 2014	91.5%/90% of BSI(21)
Genco Marine	1996	Asia Maritime Pacific Chartering Ltd.	July 2014	$10,000(22)
Genco Muse	2001	Pacific Basin Chartering Ltd.	April 2014	92.5% of BSI

Handysize Vessels
Genco Sugar	1998	Clipper Logger Pool	October 2014	Spot(23)
Genco Pioneer	1999	Clipper Logger Pool	October 2014	Spot(23)
Genco Progress	1999	Clipper Logger Pool	October 2014	Spot(24)
Genco Reliance	1999	Lauritzen Bulkers A/S	April 2015	Spot(25)
Genco Explorer	1999	Lauritzen Bulkers A/S	April 2015	Spot(25)
Genco Charger	2005	Pacific Basin Chartering Ltd.	February 2015	100% of BHSI
Genco Challenger	2003	Pacific Basin Chartering Ltd.	February 2015	100% of BHSI
Genco Champion	2006	Pacific Basin Chartering Ltd.	August 2015	100% of BHSI
Genco Ocean	2010	Pioneer Navigation Ltd.	March 2015	107% of BHSI
Genco Bay	2010	Pacific Basin Chartering Ltd.	December 2014	107% of BHSI
Genco Avra	2011	Pioneer Navigation Ltd.	September 2015	107% BHSI(26)
Genco Mare	2011	Cargill International S.A.	May 2015	115% of BHSI
Genco Spirit	2011	Cargill International S.A.	September 2014	$8,500-$13,500 with 50% profit sharing(27)

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

(3) We have agreed to an extension with Cargill International S.A. on a spot market-related time charter for 11 to 15.5 months based on 104% of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 102%.  The extension is expected to begin on May 15, 2014.

(4) We have agreed to an extension with Cargill International S.A. on a spot market-related time charter for 11 to 14.5 months based on 102% of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 102%.  The extension began on January 11, 2014.

(5) We have agreed to an extension with Cargill International S.A. on a spot market-related time charter for 13 to 15.5 months based on 102% of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 102%.  The extension began on January 5, 2014.

(6) We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter for 10.5 to 13.5 months based on 98.5% of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 98.5%.  The extension began on December 10, 2013.

(7)  We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter for 10.5 to 13.5 months based on 100% of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 100%.  The extension is expected to begin on or about May 15, 2014.

(8) We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter for 11 to 13.5 months based on 100% of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 100%.  The extension began on March 5, 2014.

(9) We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter for 11 to 13.5 months based on 99% of the Baltic Panamax Index (BPI), published by the Baltic Exchange, as reflected in daily reports except for the initial 25 days in which hire is based on 100% of the rate for the Baltic Panamax P3A route.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Panamax FFA values at 99%.  The extension began on April 1, 2014.

(10) We have agreed to an extension with TTMI Sarl on a spot market-related time charter for 10.5 to 14.5 months based on 100% of the BPI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Panamax FFA values at 100%.  The extension began on December 27, 2013 after the vessel completed drydocking for scheduled repairs.

(11) We have reached an agreement with Swissmarine Services S.A. on a spot market-related time charter for 11 to 13.5 months based on 98% of the BPI, as reflected in daily reports except for the initial 45 days in which hire is $9,500 per day.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Panamax FFA values at 98%.  The vessel delivered to charterers on March 6, 2014 after the vessel exited drydocking for scheduled repairs.

(12) We have reached an agreement with Swissmarine Services S.A. on a spot market-related time charter for 11 to 13.5 months based on 100% of the BPI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Panamax FFA values at 100%.  The vessel delivered to charterers on January 9, 2014 after drydocking for scheduled repairs.

(13) We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter for 10.5 to 13.5 months based on 100% of the BPI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Panamax FFA values at 100%.  The extension began on March 26, 2014.

(14) We have reached an agreement with Dalian Suntime International Co., Ltd. on a time charter for 3.5 to 6 months at a rate of $10,000 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on January 3, 2014.

(15) We have reached an agreement with WOL Ocean International Co., Ltd on a time charter for 3.5 to 6 months at a rate of $10,000 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on January 17, 2014.  The vessel was previously in drydocking for scheduled repairs.

(16) We have reached an agreement with Refined Success Ltd. on a time charter for 2.5 to 5 months at a rate of $11,000 per day except for the initial 20 days in which hire is based on 100% of the rate for the Baltic Supramax S2 route.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on February 18, 2014.

(17) We have reached an agreement with Oldendorff GMBH & Co. on a time charter for 1.5 to 4 months at a rate of $9,500 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on February 13, 2014.

(18) We have reached an agreement with Thoresen Shipping Singapore PTE Ltd. on a time charter for 1.5 to 4.5 months at a rate of $11,000 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on March 14, 2014.

(19) We have reached an agreement with Wan Bong Chartering Co. Ltd. on a time charter for 2.5 to 5.5 months at a rate of $10,250 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on March 1, 2014.

(20) We have agreed to an extension with ED & F MAN Shipping Ltd. on a time charter for 4 to 7 months at a rate of $9,000 per day except for the initial 40 days in which hire is $7,500 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The extension began on January 19, 2014.

(21) We have agreed to an extension with ED & F MAN Shipping Ltd. on a spot market-related time charter based on 90% of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports.  The minimum and maximum expiration of the time charter is December 17, 2014 and March 17, 2015.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 90%.  The extension is expected to begin on or about April 15, 2014.

(22) We have reached an agreement with Asia Maritime Pacific Chartering Ltd. on a time charter for 4.5 to 7.5 months at a rate of $10,000 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on February 21, 2014 after the vessel exited drydock for scheduled repairs.

(23) We have reached an agreement to enter these vessels into the Clipper Logger Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager.  We can withdraw the vessels with a minimum notice of six months.

(24) The vessel redelivered from the LB/IVS Pool on March 6, 2014 and entered drydocking for scheduled repairs.  The vessel then entered the Clipper Logger Pool on March 29, 2014

(25) We have reached an agreement to enter these vessels into the LB/IVS Pool whereby Lauritzen Bulkers A/S acts as the pool manager. We can withdraw the three vessels with 12 months’ notice.

(26) We have reached an agreement with Pioneer Navigation Ltd. on a spot market-related time charter based on 107% of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports except for the initial 25 days in which hire will be $8,000 per day.  The minimum and maximum expiration dates of the spot market-related time charter are September 1, 2015 and December 1, 2015, respectively. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Handysize FFA values at 107%.  The vessel delivered to charterers on March 27, 2014.

(27) The rate for the spot market-related time charter is linked with a floor of $8,500 and a ceiling of $13,500 daily with a 50% profit sharing arrangement to apply to any amount above the ceiling. The rate is based on 115% of the average of the daily rates of the BHSI, published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in advance net of a 5.00% third-party brokerage commission.  This vessel was acquired with an existing time charter with a below-market rate. For the below-market time charter, Genco allocates the purchase price between the vessel and an intangible liability for the value assigned to the below-market charter-hire. This intangible liability is amortized as an increase to voyage revenues over the minimum remaining term of the applicable charter, at which point the liability will be amortized to zero and the vessel will begin earning the ‘‘Cash Daily Rate.’’ For cash flow purposes, Genco will continue to receive the rate presented in the ‘‘Cash Daily Rate’’ column until the charter expires.  Specifically, for the Genco Spirit, the daily amount of amortization associated with the below-market rates is approximately $200 per day over the actual cash rate earned.

Baltic Trading Limited
Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure	Expected Delivery(2)

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	February 2015	101.5% of BCI (3)
Baltic Wolf	2010	Cargill International S.A.	July 2014	100% of BCI (4)
Baltic Tiger	2011	Swissmarine Services S.A.	October 2014	102.75% of BCI (5)
Baltic Lion	2012	Cargill International S.A.	November 2014	102.75% of BCI (6)

Ultramax Vessels
Baltic Hornet	2014	TBD	TBD	TBD	Q3 2014
Baltic Wasp	2014	TBD	TBD	TBD	Q4 2014
Baltic Scorpion	2015	TBD	TBD	TBD	Q2 2015
Baltic Mantis	2015	TBD	TBD	TBD	Q3 2015

Supramax Vessels
Baltic Leopard	2009	Daiichi Chuo Kisen Kaisha	April 2014	$9,700 (7)
Baltic Panther	2009	Bulkhandling Handymax A/S	May 2014	Spot Pool (8)
Baltic Jaguar	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	May 2014	95% of BSI (9)
Baltic Cougar	2009	Bulkhandling Handymax A/S	May 2014	Spot Pool (8)

Handysize Vessels
Baltic Wind	2009	Agriculture & Energy Carriers Ltd.	May 2014	$10,550 (10)
Baltic Cove	2010	Trammo Bulk Carriers	January 2015	106% of BHSI (11)
Baltic Breeze	2010	Cargill International S.A.	July 2014	115% of BHSI (12)
Baltic Fox	2010	Clipper Logger Pool	September 2015	Spot Pool (13)
Baltic Hare	2009	Clipper Logger Pool	September 2015	Spot Pool (13)

(1)
The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Under the terms of each contract, the charterer is entitled to extend the time charters from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	The dates for the vessels being delivered in the future are estimates based on guidance received from the sellers.

(3)
We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter based on 101.5% of the average of the daily rates of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.  The minimum and maximum expiration dates of the time charter are February 1, 2015 and April 15, 2015, respectively.

(4)
We have reached an agreement with Cargill International S.A. on a spot market-related time charter based on 100% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% brokerage commission, which includes the 1.25% commission payable to GS&T.  The duration of the spot market-related time charter is 21.5 to 26.5 months.

(5)
We have reached an agreement with Swissmarine Services S.A. on a spot market-related time charter for 10.5 to 13.5 months based on 102.75% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.  The vessel delivered to charterers on November 29, 2013.

(6)
We have reached an agreement with Cargill International S.A. on a spot market-related time charter for 10.5 to 13.5 months based on 102.75% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.  The vessel delivered to charterers on December 29, 2013.

(7)
We have reached an agreement with Daiichi Chuo Kisen Kaisha on a time charter for approximately 40 days at a rate of $9,700 per day.  Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.  The vessel delivered to charterers on March 14, 2014.

(8)
We have reached an agreement to enter these vessels into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. The vessels have to remain in the pool for a minimum of six months, after which Baltic Trading can withdraw a vessel with three months’ notice.

(9)
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

(10)
We have reached an agreement with Agriculture & Energy Carriers Ltd. on a time charter for 2 to 4.5 months at a rate of $10,550 per day.  Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.  The vessel delivered to charterers on March 19, 2014 after completing drydock for scheduled repairs.

(11)
We have reached an agreement with Trammo Bulk Carriers on a spot market-related time charter for 10.5 months to a maximum expiration date of April 1, 2015 based on 106% of the average of the daily rates of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports except for the initial 58 days in which the hire rate is based on the average of the Baltic Handysize HS5 and HS6 routes.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.  The vessel delivered to charterers on February 15, 2014.

(12)
The rate for the spot market-related time charter is based on 115% of the average of the daily rates of the BHSI, as reflected in daily reports.  Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.

(13)
We have reached an agreement to enter these vessels into the Clipper Logger Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager.  The vessels will remain in the pool for a minimum period of two years.

The Company’s vessels regularly move between countries in international waters, over hundreds of trade routes and, as a result, the disclosure of financial information about geographic areas is impracticable.

CLASSIFICATION AND INSPECTION

All of our vessels have been certified as being “in class” by the American Bureau of Shipping (“ABS”), DNVGL or Lloyd’s Register of Shipping (“Lloyd’s”).  Each of these classification societies is a member of the International Association of Classification Societies.  Every commercial vessel’s hull and machinery is evaluated by a classification society authorized by its country of registry.  The classification society certifies that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member.  Each vessel is inspected by a surveyor of the classification society in three surveys of varying frequency and thoroughness: every year for the annual survey, every two to three years for the intermediate survey and every four to five years for special surveys.  Special surveys always require drydocking.  Vessels that are 15 years old or older are required, as part of the intermediate survey process, to be drydocked every 24 to 30 months for inspection of the underwater portions of the vessel and for necessary repairs stemming from the inspection.

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

As of April 7, 2014, we employed 33 shore-based personnel and approximately 1,485 seagoing personnel on our vessels, including those of Baltic Trading.

CUSTOMERS

Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels.  We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities.  Our customers include national, regional and international companies, such as Lauritzen Bulkers, Cargill, Pacbasin, Klaveness and Swissmarine. For the year ended December 31, 2013, three of our charterers, Cargill, Swissmarine and Pacbasin accounted for more than 10% of our voyage revenue, or 50.48%, in the aggregate.

COMPETITION

Our business fluctuates in line with the main patterns of trade of the major drybulk cargoes and varies according to changes in the supply and demand for these items.  We operate in markets that are highly competitive and based primarily on supply and demand.  We compete for charters on the basis of price, vessel location and size, age and condition of the vessel, as well as on our reputation as an owner and operator.  We compete with other owners of drybulk carriers in the Capesize, Panamax, Supramax, Handymax and Handysize class sectors, some of whom may also charter our vessels as customers.  Ownership of drybulk carriers is highly fragmented and is divided among approximately 1,735 independent drybulk carrier owners.

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

International Maritime Organization (IMO)

The United Nations International Maritime Organization (the “IMO”) has adopted the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (collectively referred to as MARPOL 73/78 and herein as “MARPOL”).  MARPOL entered into force on October 2, 1983. It has been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate. MARPOL is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried, in bulk, in liquid or packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI, lastly, relates to air emissions. Annex VI was separately adopted by the IMO in September of 1997.

In 2013, IMO’s Maritime Environment Protection Committee, or MEPC, adopted by resolution amendments to the MARPOL Annex I Conditional Assessment Scheme, or CAS. These amendments, which are expected to become effective on October 1, 2014, pertain to revising references to the inspections of bulk carriers and tankers after the 2011 ESP Code, which enhances the programs of inspections, becomes mandatory. We may need to make certain financial expenditures to comply with these amendments which we do not anticipate to be material.

Air Emissions

In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution.  Effective May 2005, Annex VI sets limits on nitrogen oxide emissions from ships whose diesel engines were constructed (or underwent major conversions) on or after January 1, 2000. It also prohibits “deliberate emissions” of “ozone depleting substances,” defined to include certain halons and chlorofluorocarbons.  “Deliberate emissions” are not limited to times when the ship is at sea; they can for example include discharges occurring in the course of the ships repair and maintenance.  Emissions of “volatile organic compounds” from certain tankers, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls (PCBs)) are also prohibited.  Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions, known as Emission Control Areas, or ECAs (see below).

The MEPC, adopted amendments to Annex VI on October 10, 2008, which entered into force on July 1, 2010.  The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships.  As of January 1, 2012, the amended Annex VI requires that fuel oil contain no more than 3.50% sulfur (from the previous cap of 4.50%). By January 1, 2020, sulfur content must not exceed 0.50%, subject to a feasibility review to be completed no later than 2018.

Sulfur content standards are even stricter within certain “Emission Control Areas” (“ECAs”). As of July 1, 2010, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 1.0% (from 1.50%), which will be further reduced to 0.10% on January 1, 2015.  Amended Annex VI establishes procedures for designating new ECAs. The Baltic Sea and the North Sea have been so designated. Effective August 1, 2012, certain coastal areas of North America were designated ECAs, and effective January 1, 2014 the applicable areas of the United States Caribbean Sea were designated ECAs. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

As of January 1, 2013, MARPOL made mandatory certain measures relating to energy efficiency for ships in part to address greenhouse gas emissions. All new ships are required to utilize the Energy Efficiency Design Index (EEDI) and all ships must use a Ship Energy Efficiency Management Plan (SEEMP).  Our fleet is already compliant with this requirement.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation. The U.S. Environmental Protection Agency promulgated equivalent (and in some senses stricter) emissions standards in late 2009.

Safety Management System Requirements

The IMO also adopted the International Convention for the Safety of Life at Sea, or SOLAS and the International Convention on Load Lines, or the LL Convention, which impose a variety of standards that regulate the design and operational features of ships.  The IMO periodically revises the SOLAS Convention and LL Convention standards.  SOLAS amendments adopted by the IMO in May 2012 entered in force as of January 1, 2014.  The Convention on Limitation of Liability for Maritime Claims (LLMC) was recently amended, and the amendments are expected to go into effect on June 8, 2015. The foregoing amendments alter the limits of liability for loss of life or personal injury and property claims against ship owners.

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

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the nation’s signatory to such conventions.  For example, IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, in February 2004.  The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits.  The BWM Convention will not become effective until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping.  To date, there has not been sufficient adoption of this standard for it to take force.  However, Panama may adopt this standard in the relatively near future, which would be sufficient for it to take force. Upon entry into force of the BWM Convention, mid-ocean ballast exchange would be mandatory for our vessels.  In addition, our vessels would be required to be equipped with ballast water treatment systems that meet mandatory concentration limits, in each case not later than the first intermediate or renewal survey, whichever occurs first, after the anniversary date of delivery of the vessel in 2016.  However, the U.S. Coast Guard, as well as the EPA, has mandated this requirement with the effective dates as described in the BWM Convention.  Therefore, in order for our vessels to trade in the United States, we will be required to install ballast water treatment systems.  The system specification requirements for trading in the United States have not been formalized, but we believe the ballast water treatment systems will range from $0.4 million to $0.9 million each, primarily dependent on the size of the vessel.

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended by different Protocol in 1976, 1984, and 1992, and amended in 2000, or the CLC. Under the CLC and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel's registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain exceptions. The 1992 Protocol changed certain limits on liability, expressed using the International Monetary Fund currency unit of Special Drawing Rights. The limits on liability have since been amended so that the compensation limits on liability were raised. The right to limit liability is forfeited under the CLC where the spill is caused by the ship owner's personal fault and under the 1992 Protocol where the spill is caused by the ship owner's personal act or omission by intentional or reckless conduct where the ship owner knew pollution damage would probably result. The CLC requires ships covered by it to maintain insurance covering the liability of the owner in a sum equivalent to an owner's liability for a single incident. We believe that our protection and indemnity insurance will cover the liability under the plan adopted by the IMO.

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

Anti-Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti-fouling Systems on Ships, or the Anti-fouling Convention.  The Anti-fouling Convention prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels.  The exteriors of vessels constructed prior to January 1, 2003 that have not been in drydock must, as of September 17, 2008, either not contain the prohibited compounds or have coatings applied to the vessel exterior that act as a barrier to the leaching of the prohibited compounds.  Vessels of over 400 gross tons engaged in international voyages must obtain an International Anti-fouling System Certificate and undergo a survey before the vessel is put into service or when the anti-fouling systems are altered or replaced. We have obtained Anti-fouling System Certificates for all of our vessels that are subject to the Anti-fouling Convention.

The U.S. Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act

The U.S. Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills.  OPA affects all “owners and operators” whose vessels trade in the United States, its territories and possessions or whose vessels operate in U.S. waters, which includes the U.S. territorial sea and its 200 nautical mile exclusive economic zone.  The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances other than oil, whether on land or at sea.  OPA and CERCLA both define “owner or operator” “in the case of a vessel as any person owning, operating or chartering by demise, the vessel.”  Accordingly, both OPA and CERCLA impact our operations.

Under OPA, vessel owners and operators are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels.  OPA defines these other damages broadly to include:

•	injury to, destruction or loss of, or loss of use of, natural resources and related assessment costs;

•	injury to, or economic losses resulting from, the destruction of real and personal property;

•	net loss of taxes, royalties, rents, fees or net profit revenues resulting from injury, destruction or loss of real or personal property or natural resources;

•	loss of subsistence use of natural resources that are injured, destroyed or lost;

•	lost profits or impairment of earning capacity due to injury, destruction or loss of real or personal property or natural resources; and

•	net cost of increased or additional public services necessitated by removal activities following a discharge of oil, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

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

OPA and CERCLA each preserve the right to recover damages under existing law, including maritime tort law.

OPA and CERCLA both require owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the maximum amount of liability to which the particular responsible person may be subject. Vessel owners and operators may satisfy their financial responsibility obligations by providing a proof of insurance, a surety bond, qualification as a self-insurer or a guarantee. We plan to comply with the U.S. Coast Guard’s financial responsibility regulations by providing a certificate of responsibility evidencing sufficient insurance.

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico may also result in additional regulatory initiatives or statutes, including the raising of liability caps under OPA.  For example, on August 15, 2012, the U.S. Bureau of Safety and Environmental Enforcement (BSEE) implemented a final drilling safety rule for offshore oil and gas operations that strengthens the requirements for safety equipment, well control systems, and blowout prevention practices.  Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes.  Additional legislation, regulations, or other requirements applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.

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

The EPA regulates the discharge of ballast and bilge water and other substances in U.S. waters under the CWA.  EPA regulations require vessels 79 feet in length or longer (other than commercial fishing and recreational vessels) to comply with a Vessel General Permit, or VGP, authorizing ballast and bilge water discharges and other discharges incidental to the operation of vessels.  The VGP imposes technology and water-quality based effluent limits for certain types of discharges and establishes specific inspection, monitoring, recordkeeping and reporting requirements to ensure the effluent limits are met. On March 28, 2013, the EPA re-issued the VGP for another five years; this VGP took effect on December 19, 2013.  The new VGP focuses on authorizing discharges incidental to operations of commercial vessels. The VGP also contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, more stringent requirements for exhaust gas scrubbers and the use of environmentally acceptable lubricants.

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

The U.S. Clean Air Act of 1970, including its amendments of 1977 and 1990, or the CAA, requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants.  The CAA also requires states to draft State Implementation Plans, or SIPs, designed to attain national health-based air quality standards in primarily major metropolitan areas and/or industrial areas.  Some SIPs may include regulations relating to emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment.  To the extent applicable to our vessels, the operation of our vessels is in compliance with the CAA.

However, compliance with future EPA and U.S. Coast Guard regulations could require the installation of certain engineering equipment and water treatment systems to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost, or may otherwise restrict our vessels from entering U.S. waters.

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

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions.  As of January 1, 2013, all new ships must comply with two new sets of mandatory requirements, which were adopted by MEPC in July 2011, to address greenhouse gas emissions from ships. Currently operating ships will be required to develop SEEMPs, and minimum energy efficiency levels per capacity mile will apply to new ships. These requirements could cause us to incur additional compliance costs. The IMO is also planning to implement market-based mechanisms to reduce greenhouse gas emissions from ships at an upcoming MEPC session. The European Union has indicated that it intends to propose an expansion of the existing European Union emissions trading scheme to include emissions of greenhouse gases from marine vessels, and in January 2012 the European Commission launched a public consultation on possible measures to reduce greenhouse gas emissions from ships. In April 2013, the European Union Parliament rejected proposed changes to the European Union Emissions Law regarding carbon trading. In June 2013 the European Commission developed a strategy to integrate maritime emissions into the overall European Union Strategy to reduce greenhouse gas emissions. If the strategy is adopted by the European Parliament and Council large vessels using European Union ports would be required to monitor, report, and verify their carbon dioxide emissions beginning in January 2018. In December 2013, the European Union environmental ministers discussed draft rules to implement monitoring and reporting of carbon dioxide emissions from ships. In the United States, the EPA has issued a finding that greenhouse gases endanger the public health and safety and has adopted regulations to limit greenhouse gas emissions from certain mobile sources and large stationary sources. Although the mobile source emissions regulations do not apply to greenhouse gas emissions from vessels, such regulation of vessels is foreseeable, and the EPA has in recent years received petitions from the California Attorney General and various environmental groups seeking such regulation. Any passage of climate control legislation or other regulatory initiatives by the IMO, European Union, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol, that restrict emissions of greenhouse gases could require us to make significant financial expenditures, including capital expenditures to upgrade our vessels, which we cannot predict with certainty at this time.

International Labour Organization

The International Labour Organization (ILO) is a specialized agency of the UN with headquarters in Geneva, Switzerland. The ILO has adopted the Maritime Labor Convention 2006 (MLC 2006). A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance will be required to ensure compliance with the MLC 2006 for all ships above 500 gross tons in international trade. The MLC 2006 entered into force on August 20, 2013. The MLC 2006 requires us to develop new procedures to ensure full compliance with its requirements.

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

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as ‘‘in class’’ by a classification society which is a member of the International Association of Classification Societies (IACS).  In December 2013, the IACS  adopted new harmonized Common Structural Rules, which will apply to oil tankers and bulk carriers contracted to be constructed on or after July 1, 2015.  All of our vessels have been certified as being “in class” by ABS, DNVGL or Lloyd’s.  All new and secondhand vessels that we purchase must be certified prior to their delivery under our standard agreements.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “budget,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) declines in demand or rates in the drybulk shipping industry; (ii) prolonged weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance and general, administrative and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) our acquisition or disposition of vessels (xii) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including off-hire days; (xiii) the completion of definitive documentation with respect to time charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the Company’s ability to obtain modifications or alternatives to its financing arrangements on acceptable terms; (xvi) the fulfillment of the closing conditions under, or the execution of additional documentation for, Baltic Trading’s agreements to acquire vessels; (xvii) obtaining, completion of definitive documentation for, and funding of financing for the vessel acquisitions on acceptable terms; (xviii) our ability to timely and effectively implement and execute our plan to restructure our capital structure; (xix) our ability to arrange and consummate financing or sale transactions or to access capital; (xx) the extent to which our operating results continue to be affected by weakness in market conditions and charter rates; (xxi) our ability to continue as a going concern; (xxii) the satisfaction of the conditions to the consummation of any restructuring plan; (xxiii) the occurrence of any event, change or other circumstance that could give rise to the termination of the Restructuring Support Agreement or a default under the Cash Collateral Order; (xxiv) objections that may be raised with respect to any plan of reorganization and the adjudication of those objections in the Chapter 11 Case;

(xxv) whether we are able to generate sufficient cash flows and maintain adequate liquidity to meet our liquidity needs, service our indebtedness and finance the ongoing obligations of our business during our restructuring and thereafter, including the extent to which our operating results may continue to be affected by weakness in market conditions and charter rates;  (xxix) the length of time our restructuring will take; (xxx) the effects of bankruptcy court rulings in the Chapter 11 Case and the outcome of the Chapter 11 Case in general; (xxxi) the pursuit by our various creditors, equity holders and other constituents of their interests; (xxxii) other potential adverse effects of our restructuring  on liquidity or results of operations in general, including our ability to operate pursuant to the terms of the Cash Collateral Order and increased administrative and restructuring costs related to the Chapter 11 Case; (xxxiii) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xxviii) the timing and realization of the recoveries of assets and the payments of claims and the amount of expenses required to recognize such recoveries and reconcile such claims; (xxix) our ability to obtain sufficient and acceptable post-restructuring financing; (xxx) those other risks and uncertainties discussed below under the headings “RISK FACTORS RELATED TO OUR RESTRUCTURING” and “RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS”, and (xxxi) other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).  We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following risk factors and other information included in this report should be carefully considered.  If any of the following risks actually occur, our business, financial condition, operating results or cash flows could be materially and adversely affected and the trading price of our common stock could decline.

RISK FACTORS RELATED TO OUR RESTRUCTURING

We may be unable to fulfill the requirements of the Support Agreement some of which must be satisfied prior to the expiration of forbearances or waivers from our lenders.

The Support Agreement requires us to comply with a number of covenants, including the completion of certain actions by certain milestone dates specified in the Support Agreement.  Some of our obligations must be fulfilled prior to the expiration of the forbearances or waivers under the Relief Agreements at 11:59 p.m. on April 21, 2014 and the anticipated commencement of the Chapter 11 Case.  If we fail to fulfill our obligations under the Support Agreement, our creditors may be entitled to terminate the Support Agreement.  If the Support Agreement terminates prior to the commencement of the Chapter 11 Case, we expect we will be compelled to seek relief under chapter 11 of the Bankruptcy Code prior to the expiration of the forbearances and waivers under the Relief Agreements.  In addition, if the Support Agreement terminates, regardless of whether the Chapter 11 Case has commenced, we may receive a lower level of support from our creditors than we currently have.  To the extent we must seek chapter 11 relief without the support of our creditors, successfully restructuring our indebtedness may become more difficult and protracted.

We expect to file a voluntary petition, and our subsidiaries (excluding Baltic Trading and its subsidiaries) may file voluntary petitions, for relief under chapter 11 of the United States Bankruptcy Code to implement our restructuring, which will subject us to risks and uncertainties.

The Support Agreement contemplates that our consensual restructuring with our lenders will be implemented through cases under the Chapter 11 Case.  Our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•	our ability to comply with and to operate under the Cash Collateral Order and any cash management orders entered by the bankruptcy court from time to time;

•	our ability to obtain approval of the bankruptcy court with respect to motions filed in the Chapter 11 Case from time to time;

•	our ability to obtain creditor and bankruptcy court approval for, and then to consummate, a plan of reorganization to emerge from bankruptcy;

•	our ability to attract and retain customers;

•	our ability to obtain and maintain acceptable terms with vendors and service providers and to maintain contracts that are critical to our operations;

•	our ability to attract, motivate and retain key employees; and

•	our ability to fund and execute our business plan.

We will also be subject to risks and uncertainties with respect to the actions and decisions of the creditors and other third parties who have interests in the Chapter 11 Case that may be inconsistent with our plans.

Chapter 11 cases may affect our relationships with, and our ability to negotiate favorable terms with, creditors, customers, charterers, vendors, employees, and other personnel and counterparties.  While we expect to continue normal operations, public perception of our continued viability may affect, among other things, the desire of new and existing charterers and customers to enter into or continue their charter or other agreements or arrangements with us.  The failure to maintain any of these important relationships could adversely affect our business, financial condition and results of operations.  Because of the public disclosure of the Chapter 11 Case and our liquidity constraints, our ability to maintain normal credit terms with vendors may be impaired.

Also, upon commencement of the Chapter 11 Case, transactions outside the ordinary course of business require approval of the bankruptcy court, which may limit our ability to respond timely to certain events or to take advantage of certain opportunities. We are operating under a cash management strategy to preserve liquidity. This ongoing cash management strategy limits many of our operational and strategic initiatives designed to maintain or grow our business over the long term.  Because of the risks and uncertainties associated with the Chapter 11 Case, we cannot predict or quantify the ultimate impact that events occurring during the reorganization process will have on our business, financial condition and results of operations.

As a result of the Chapter 11 Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under chapter 11, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the bankruptcy court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the condensed consolidated financial statements included in this Report.

We may not be able to obtain confirmation of the Plan in the Chapter 11 Case, or there may be a delay of the effective date of the Plan.

In order for us to emerge successfully from the Chapter 11 Case as viable, we, like any other chapter 11 debtor, must obtain approval of the plan of reorganization from our creditors and confirmation of a plan of reorganization through the bankruptcy court, and then successfully implement the plan of reorganization.  The foregoing process requires us to (i) meet certain statutory requirements with respect to the adequacy of the disclosure statement relating to the plan of reorganization, (ii) solicit and obtain creditor acceptances of the plan of reorganization and (iii) fulfill other statutory conditions with respect to the confirmation of the plan of reorganization.

There can be no assurance that the bankruptcy court will agree that the Plan meets the requirements for confirmation.  Moreover, there can be no assurance that modifications to the Plan will not be required for confirmation or that such modifications would not necessitate the re-solicitation of votes to accept the Plan, as modified.  Additionally, by its terms, the Plan will not become effective unless, among other things, the conditions precedent contained therein have been satisfied or waived in accordance with the terms of the Plan.

There can be no assurance as to when the effective date of any plan of reorganization will ever occur or that the conditions to the effective date contained in such plan will ever be met.  The impact that a prolonging of the Chapter 11 Case could have on our operations cannot be accurately predicted or quantified.  The continuation of the Chapter 11 Case, particularly if the Plan is not approved, confirmed, or implemented within the time frame currently contemplated, could adversely affect our operations and relationships between us and our customers and charterers, suppliers, service providers and creditors; result in increased professional fees and similar expenses; and threaten our ability to obtain the equity investment contemplated by the Plan.  Failure to confirm the plan or any delay of the Plan’s  effective date could further weaken our liquidity position, which could jeopardize our exit from chapter 11, force us to sell the Company or certain of its material assets or liquidate under chapter 7 of the Bankruptcy Code.

We may have insufficient liquidity for our business operations.

Although we believe that we will have sufficient liquidity to operate our businesses through our restructuring process, there can be no assurance that the revenue generated by our business operations and cash made available to us under the Cash Collateral Order or otherwise in our restructuring process will be sufficient to fund our operations, especially as we expect to incur substantial professional and other fees related to our restructuring.  We have not made arrangements for financing in the form of a debtor-in-possession credit facility, or DIP facility.  In the event that revenue flows and other available cash are not sufficient to meet our liquidity requirements, we may be required to seek additional financing.  There can be no assurance that such additional financing would be available or, if available, offered on terms that are acceptable. If, for one or more reasons, we are unable to obtain such additional financing, we could be required to seek a sale of the company or certain of its material assets or our businesses and assets may be subject to liquidation under chapter 7 of the Bankruptcy Code, and we may cease to continue as a going concern.

Operating under chapter 11 may restrict our ability to pursue our strategic and operational initiatives.

Under chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the bankruptcy court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. Additionally, the terms of the Cash Collateral Order will limit our ability to undertake certain business initiatives. These limitations may include, among other things, our ability to:

•	sell assets outside the normal course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	grant liens; and

•	finance our operations, investments or other capital needs or to engage in other business activities that would be in our interests.

Our restructuring has consumed and will continue to consume a substantial portion of the time and attention of our management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

Our restructuring has consumed and will continue to consume a substantial portion of our management’s time and attention and leave them with less time to devote to the operation of our business. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if our restructuring is protracted.

As a result of our restructuring, our historical financial information may not be indicative of our future financial performance.

We expect our capital structure to be significantly altered under our restructuring in the Chapter 11 Case. Under fresh-start reporting rules that may apply to us upon the effective date of the Plan, our assets and liabilities would be adjusted to fair values and our retained earnings would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from chapter 11 would not be comparable to the financial condition and results of operation reflected in our historical financial statements. In connection with the Chapter 11 Case, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position and results of operations in any given period.

Trading in our securities is highly speculative and poses substantial risks. It is impossible to predict at this time whether holders of our securities will receive any distribution with respect to, or be able to recover any portion of, their investments.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a chapter 11 plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of such a plan.  No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Case to each of these constituencies or what types or amounts of distributions, if any, they would receive. The Plan contemplated under the Restructuring Support Agreement, provides for holders of the common stock of Genco Shipping & Trading Limited to receive a limited distribution on account of their interests and the cancellation and extinguishment of their existing stock.  If certain requirements of the Bankruptcy Code are met, the Plan can be confirmed notwithstanding its rejection by the class comprising the interests of Genco Shipping & Trading Limited equity security holders. Therefore, an investment in Genco Shipping & Trading Limited common stock is highly speculative and may become worthless (or be cancelled) in the future without any required approval or consent of the shareholders of Genco Shipping & Trading Limited.

In the event of cancellation of our equity or other securities, amounts invested by the holders of such securities will not be recoverable, and such securities would have no value. Trading prices for our equity or other securities may bear little or no relationship to the actual recovery, if any, by the holders thereof in our restructuring.  Accordingly, we urge extreme caution with respect to existing and future investments in our equity or other securities.

Our common stock may no longer be listed on a national securities exchange as a result of our restructuring and may  be quoted only in the over-the-counter market, which could negatively affect our stock price and liquidity.

The shares of our common stock are listed on the NYSE under the symbol “GNK.” Upon commencement of the Chapter 11 Case, our shares may be suspended from trading and eventually delisted from the NYSE.  In such an event, we would expect our shares to commence trading on the over-the-counter market.  However, the extent of the public market for our common stock and the continued availability of quotations would depend upon such factors as the aggregate market value of the common stock, the interest in maintaining a market in our common stock on the part of securities firms and other factors. The over-the-counter market is a significantly more limited market than the NYSE, and the quotation of our common stock in the over-the-counter market may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock. This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital. There can be no assurance that any public market for our common stock will exist in the future following commencement of the Chapter 11 Case.

We have not made any final determinations with respect to reorganizing our capital structure, and any changes to our capital structure may have a material adverse effect on existing debt and security holders.

Any reorganization of our capital structure that we may engage in may include exchanges of new debt or equity securities for our existing securities, and such new debt or equity securities may be issued at different interest rates, payment schedules, and maturities than our existing securities. We may also modify or amend our existing securities to the same effect. Such exchanges or modifications are inherently complex to implement. The success of a reorganization through any such exchanges or modifications may depend on bankruptcy court approval and the willingness of existing security holders to agree to the exchange or modification, and there can be no guarantee of success. If such exchanges or modifications are successful, holders of our debt may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or receive debt with a principal amount that is less than the outstanding principal amount, longer maturities, and reduced interest rates. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. Also, if the existing debt or equity security holders are adversely affected by a reorganization, it may adversely affect the Company’s ability to issue new debt or equity in the future.

Any restructuring plan that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.

Any restructuring plan that we may implement could affect both our capital structure and the ownership, structure and operation of our business and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial and shipping industries, both in the United States and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

In addition, any restructuring plan will rely upon financial projections, including with respect to revenues, EBITDA, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts are even more speculative than normal, because they involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

Inadequate liquidity could materially adversely affect our future business operations.

Given the current business environment, our liquidity needs could be significantly higher than we currently anticipate. Our ability to maintain adequate liquidity through 2014 and beyond could depend on our ability to successfully implement an appropriate restructuring plan, successful operation of our business, appropriate management of operating expenses and capital spending and our ability to complete asset sales on favorable terms. Our expected liquidity needs are highly sensitive to changes in each of these and other factors.

Even if we successfully take any of the actions described above, we may be required to execute asset sales or other capital generating actions over and above our normal business activities and cut back or eliminate other programs that are important to the future success of our business. In addition, our customers, suppliers and service providers might respond to further weakening of our liquidity position by requesting quicker payment or requiring additional collateral. If this were to happen, our need for cash would be intensified and we may be unable to operate our business successfully.

We may not be able to realize adequate consideration for the disposition of vessels or other assets.

In connection with our restructuring, we may consider potential asset sales. There can be no assurance that we will be successful in completing any asset sale transactions, because there may not be a sufficient number of buyers willing to enter into any transactions, we may not receive sufficient consideration for such assets, or the holders of our debt or equity securities may object to any sale of assets. These transactions, if completed, may reduce the size of our business. From time to time, we also receive inquiries from third parties regarding our potential interest in disposing of certain of our assets, which we may or may not choose to pursue.

The value of vessels have declined due to market conditions starting in 2008 and are still at relatively low levels. There is no assurance that we will receive adequate consideration for any vessel or other asset dispositions. Dispositions may result in us recognizing significant losses. As a result, our future disposition of vessels or other assets could have a material adverse effect on our business, financial condition and results of operations.

The equity investment under the equity commitment agreement contemplated under the Restructuring Support Agreement may not be obtained and the equity commitment agreement may be terminated.

The equity commitment agreement contemplated under the Restructuring Support Agreement for the $100 million rights offering under the Plan is expected to be subject to specified conditions.  Because the Plan is predicated on our receipt of the equity investment contemplated by the equity commitment agreement, we will not be able to consummate the Plan in its current form if we or any other parties do not comply with our respective obligations under the equity commitment agreement.  A failure to consummate the Plan or attract a different equity investment on acceptable terms may result in a sale of substantially all of our assets.

RISK FACTORS RELATED TO OUR BUSINESS AND OPERATIONS

Industry Specific Risk Factors

Inadequate liquidity could materially adversely affect our future business operations.

Given the current business environment in the drybulk industry, our liquidity needs could be significantly higher than currently anticipated.  Our ability to maintain adequate liquidity through 2014 and beyond could depend on our ability to successfully implement a restructuring plan, successful operation of our business, appropriate management of operating expenses and capital spending, and our ability to complete asset sales on favorable terms.  Our expected liquidity needs are highly sensitive to changes in each of these and other factors.

Even if we successfully take any or all of the actions described above, we may be required to execute asset sales or other capital generating actions over and above our normal business activities, and cut back or eliminate other programs that are important to the future success of our business.  In addition, our customers, suppliers and service providers might respond to further weakening of our liquidity position by requesting quicker payment or requiring additional collateral.  If this were to happen, our need for cash would be intensified, and we may be unable to operate our business successfully.

The current global economic downturn may continue to negatively impact our business.

In the current global economy, operating businesses have been facing tight credit, weak demand for goods and services, deteriorating international liquidity conditions, and depressed markets.  Lower demand for drybulk cargoes has led to decreased demand for drybulk vessels, which combined with increased supply of drybulk vessels has created downward pressure on charter rates.  General market volatility has endured as a result of uncertainty about sovereign debt and government austerity measures and speculation about the growth rate of the Chinese economy.  The economies of the United States, the European Union and other parts of the world continue to experience relatively slow growth or remain in recession and exhibit weak economic trends.  If the current global economic environment persists or worsens, we may be negatively affected in the following ways:

•	We may not be able to employ our vessels at charter rates as favorable to us as historical rates or operate our vessels profitably.

•	Our earnings and cash flows could remain at depressed levels or decline, which may leave us with insufficient cash resources to make required amortization payments under our credit facilities or cause us to breach one or more of the covenants in our credit facilities, thereby potentially accelerating the repayment of outstanding indebtedness. We did not make an amortization payment under our 2007 Credit Facility of approximately $48.2 million that was scheduled for March 31, 2014, and we also believe that we are in breach of our covenants under our 2007 Credit Facility, our $253 Million Term Loan Facility, and our $100 Million Term Loan Facility governing our ratios of net debt to EBITDA and EBITDA to interest expense, although we have received waivers or forbearances from the requisite percentage of lenders under each such credit facility with respect to the foregoing. Moreover, even assuming that we achieve a successful restructuring, we may face difficulty making required amortization payments or complying with covenants under the terms of any post-restructuring indebtedness in the current market environment. Please refer to “Our payment obligations and restrictive covenants under our credit facilities may be difficult to satisfy in the current market environment” below for further details.

•	Although the market values of our vessels have increased over the past year, the market values continue to remain lower than our current carrying values for the majority of our fleet which may cause us to recognize losses if any of our vessels are sold or if their values are impaired. A further decline in the market value of our vessels could trigger defaults under our credit facilities’ covenants. In particular, all of our credit facilities contain collateral maintenance covenants, although we obtained a waiver of this covenant in our 2007 Credit Facility in 2009. Moreover, even assuming that we achieve a successful restructuring, we may be subject to collateral maintenance covenants under the terms of any post-restructuring indebtedness. Please refer to “The market values of our vessels may decrease, which could adversely affect our operating results or cause us to breach one or more of the covenants in our credit facilities” below for further details.

•	Our charterers may fail to meet their obligations under our time charter agreements.

•	The value of our investment in Jinhui could decline, and we may recognize additional losses if we were to sell our shares or if the value of our investment is impaired.

The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Charterhire rates for drybulk carriers are volatile and are currently at historically low levels and may further decrease in the future, which may adversely affect our earnings.

The prolonged downturn in the drybulk charter market, from which we derive the large majority of our revenues, has severely affected the drybulk shipping industry. The Baltic Dry Index (“BDI”), an index published by The Baltic Exchange of shipping rates for 26 key drybulk routes, showed relative weakness in 2013 and recorded an average level of 1,206, compared to a ten-year average level of 3,264 as of March 31, 2014.  The BDI was at a low of 698 in January 2013 and reached a high of 2,337 in December 2013.  As the BDI remains volatile recording a level of 1,362 as of March 31, 2014, there can be no assurance that the drybulk charter market will increase further, and the market could decline.

The year to date in 2014 has exhibited seasonal issues like those of the corresponding period in 2012 and 2013, with seasonal factors contributing to the most recent downturn in rates, including: order timing issues for iron ore cargoes related to the celebration of the Chinese New Year; increased deliveries of newbuilding vessels for the month of January as compared to the previous three months; and short-term weather-related issues, temporarily reducing iron ore output.  In addition to these factors, there have been a number of adverse consequences for drybulk shipping, including, among other things:

•	an ongoing limited availability of financing for vessels;

•	a relatively less active second-hand market for the sale of vessels;

•	extremely low charter rates, particularly for vessels employed in the spot market;

•	widespread loan covenant defaults in the drybulk shipping industry; and

•	declaration of bankruptcy by some operators and shipowners as well as charterers.

Approximately 80% of our vessels, including Baltic Trading, are currently traded at spot market rates through spot market-related time charters or in a vessel pool.  For these vessels, we are exposed to changes in spot market. For the remaining vessels that are on fixed-rate time charters, we are exposed to changes in spot market rates for drybulk carriers at the time of entering into charterhire contracts and such changes may affect our earnings and the value of our drybulk carriers at any given time.  We cannot assure you that we will be able to successfully charter our vessels in the future or renew existing charters at rates sufficient to allow us to meet our obligations or to pay dividends to our shareholders.  The supply of and demand for shipping capacity strongly influences freight rates.  Because the factors affecting the supply and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable.

Factors that influence demand for vessel capacity include:

•	demand for and production of drybulk products;

•	global and regional economic and political conditions, including developments in international trade, fluctuations in industrial and agricultural production and armed conflicts;

•	the distance drybulk cargo is to be moved by sea;

•	environmental and other regulatory developments; and

•	changes in seaborne and other transportation patterns.

The factors that influence the supply of vessel capacity include:

•	the number of newbuilding deliveries;

•	port and canal congestion;

•	the scrapping rate of older vessels;

•	vessel casualties;

•	conversion of vessels to other uses;

•	the number of vessels that are out of service, i.e., laid-up, drydocked, awaiting repairs or otherwise not available for hire; and

•	environmental concerns and regulations

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

The market supply of drybulk carriers has been increasing as a result of the delivery of numerous newbuilding orders over the last few years.  Newbuildings have been delivered in significant numbers since the beginning of 2006. The oversupply of drybulk carrier capacity has resulted in a reduction of charterhire rates, as evidenced by the low rates we have experienced during 2013.  Currently, some of our spot market-related time charterers are at times unprofitable due the volatility associated with dry cargo freight rates.  If market conditions persist, upon the expiration or termination of our vessels’ current non-spot charters, we may only be able to re-charter our vessels at reduced or unprofitable rates, or we may not be able to charter these vessels at all.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

The market values of our vessels may decrease, which could adversely affect our operating results or cause us to breach one or more of the covenants in our credit facilities.

If the book value of one of our vessels is impaired due to unfavorable market conditions or a vessel is sold at a price below its book value, we would incur a loss that could adversely affect our financial results.  Also, if the market value of our fleet declines, we may not be in compliance with certain provisions of our credit facilities, and we may not be able to refinance our debt or obtain additional financing under our credit facilities or otherwise.  In January 2009, we obtained a waiver of the collateral maintenance requirement under our 2007 Credit Facility, subject to certain conditions as mentioned above. This requirement was waived pursuant to an amendment entered into on January 26, 2009 (the “2009 Amendment”) effective for the year ended December 31, 2008 and until we can represent that we are in compliance with all of our financial covenants and are otherwise able to pay a dividend and purchase or redeem shares of common stock under the terms of the 2007 Credit Facility in effect before the 2009 Amendment.  With the exception of the collateral maintenance financial covenant and the net debt to EBITDA covenant, compliance with which was waived by the lenders through December 31, 2013 under the August 2012 Agreements (defined below), we believe that we are in compliance with our covenants under the 2007 Credit Facility.  Without a waiver of the kind provided in the 2009 Amendment, a decrease in the fair market value of our vessels may cause us to breach one or more of the covenants in our 2007 Credit Facility, which could accelerate the repayment of outstanding borrowings under the facility.  We are also subject to collateral maintenance covenants in the $100 Million Term Loan Facility, $253 Million Term Loan Facility, 2010 Baltic Trading Credit Facility, Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility.  A decrease in the fair market value of our vessels may cause us to breach one or more of the covenants in the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, 2010 Baltic Trading Credit Facility, Baltic Trading $22 Million Term Loan Facility or the Baltic Trading $44 Million Term Loan Facility, which could accelerate the repayment of outstanding borrowings under our facilities.  We cannot assure you that we will satisfy all our debt covenants in the future or that our lenders will waive any future failure to satisfy these covenants.  Moreover, even assuming that we achieve a successful restructuring, we may continue to face this risk under the terms of any post-restructuring indebtedness.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

A significant number of the port calls made by our vessels involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region.  As a result, a negative change in economic conditions in any Asia Pacific country, and particularly in China or Japan, could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.  In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product.  China’s gross domestic product grew by 7.7% in 2013 as compared to a 7.8% growth rate in 2012. We cannot assure you that the Chinese economy will not experience a significant contraction in the future.  Although state-owned enterprises still account for a substantial portion of the Chinese industrial output, in general, the Chinese government is reducing the level of direct control that it exercises over the economy through state plans and other measures. There is an increasing level of freedom and autonomy in areas such as allocation of resources, production, pricing and management and a gradual shift in emphasis to a “market economy” and enterprise reform. Limited price reforms were undertaken with the result that prices for certain commodities are principally determined by market forces. Many of the reforms are unprecedented or experimental and may be subject to revision, change or abolition based upon the outcome of such experiments.  If the Chinese government does not continue to pursue a policy of economic reform, the level of imports to and exports from China could be adversely affected by changes to these economic reforms by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions.  Notwithstanding economic reform, the Chinese government may adopt policies that favor domestic drybulk shipping companies and may hinder our ability to compete with them effectively.  Moreover, a significant or protracted slowdown in the economies of the United States, the European Union or various Asian countries may adversely affect economic growth in China and elsewhere.  Our business, results of operations, cash flows, financial condition and ability to pay dividends will likely be materially and adversely affected by an economic downturn in any of these countries.

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

The hull and machinery of every commercial vessel must be certified as being “in class” by a classification society authorized by its country of registry.  The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the Safety of Life at Sea Convention.  Our vessels are currently enrolled with the ABS, DNVGL, or Lloyd’s, each of which is a member of the International Association of Classification Societies. Further, to trade internationally, a vessel must attain an International Ship Security Certificate, or ISSC, from a recognized security organization.

A vessel must undergo annual surveys, intermediate surveys and special surveys.  In lieu of a special survey, a vessel’s machinery may be placed on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period.  Our vessels are on special survey cycles for hull inspection and continuous survey cycles for machinery inspection.  Every vessel is also required to be drydocked every five years during the special survey.  For vessels that are less than 15 years old, intermediate surveys can be performed in the form of in-water examination of its underwater parts every two to three years.  For vessels that are older than 15 years, the vessel is required to be drydocked during the intermediate survey as well as the special survey.

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

Our success depends in large part on our ability to attract and retain highly skilled and qualified personnel.  In crewing our vessels, we require technically skilled employees with specialized training who can perform physically demanding work.  Competition to attract and retain qualified crew members is intense.  If we are not able to increase our rates to compensate for any crew cost increases, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.  Any inability our third-party technical managers or we experience in the future to hire, train and retain a sufficient number of qualified employees could impair our ability to manage, maintain and grow our business, which could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

From time to time, we may operate our vessels on spot charters either directly or by placing them in pools with similar vessels.  Spot charter arrangements generally provide that the vessel owner or pool operator bear the cost of fuel in the form of bunkers, which is a significant vessel operating expense.  We currently have nine vessels operating in vessel pools, including Baltic Trading’s vessels, and we may arrange for more vessels to do so, depending on market conditions.  Also, the cost of fuel may also be a factor in negotiating charter rates in the future.  As a result, an increase in the price of fuel beyond our expectations may adversely affect our profitability, cash flows and ability to pay dividends.  The price and supply of fuel is unpredictable and fluctuates as a result of events outside our control, including geo-political developments, supply and demand for oil and gas, actions by members of the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns and regulations.

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

As of April 7, 2014, approximately 80% of our vessels were in arrangements in which they were trading at spot market rates through spot market-related time charters or operating in a vessel pool.  43 of our vessels, including Baltic Trading’s vessels, were engaged under spot market-related time charter contracts that expire (assuming the option periods in the time charters are not exercised) between April 2014 and November 2015, and nine of our vessels were trading in the spot charter market through participation in pool arrangements.  The remaining 14 of the vessels in our fleet were engaged under time charters at fixed rates.  The drybulk market is volatile, and in the past charterhire rates for drybulk carriers have sometimes declined below operating costs of vessels.  Because we currently charter most of our vessels on spot market-related time charters, we are exposed to the cyclicality and volatility of the spot charter market, and we do not have significant long-term, fixed-rate time charters to ameliorate the adverse effects of downturns in the spot market. Capesize vessels, which we operate as part of our fleet, have been particularly susceptible to volatility in spot charter rates.

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

As of December 31, 2013, we had approximately $1.6 billion of indebtedness outstanding.  Although we are seeking to substantially reduce our indebtedness in our restructuring, we cannot predict if, or to what extent, these efforts will be successful, and we anticipate that we may still have substantial indebtedness following our restructuring.  Our substantial indebtedness and related interest expense could have important consequences to our company, including:

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

We may not be able to obtain exit financing.

The Plan is predicated, among other things, on obtaining exit financing.  We have not yet received a commitment with respect to exit financing, and there can be no assurance that we will be able to obtain exit financing.  If we cannot secure exit financing, the Plan cannot be confirmed.

We depend upon ten charterers for a large part of our revenues.  The loss of one or more of these charterers could adversely affect our financial performance.

We have derived a significant part of our revenues from a small number of charterers.  For the year ended December 31, 2013, approximately 83% of our revenues were derived from 10 charterers, including charterers of Baltic Trading’s vessels.  Of that amount, approximately 21%, 19% and 10% of our revenues were derived from three charterers, Cargill, Swissmarine and Pacbasin, respectively.  If we were to lose any of these charterers, or if any of these charterers significantly reduced its use of our services or was unable to make charter payments to us, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel.  The average age of the vessels in our current fleet, including Baltic Trading vessels, is approximately 7.9 years.  Older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology and cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

Our vessel operating expenses include the costs of crewing and insurance.  In addition, to the extent we enter the spot charter market, we need to include the cost of bunkers as part of our voyage expenses.  The price of bunker fuel may increase in the future.  If our vessels suffer damage, they may need to be repaired at a drydocking facility.  The costs of drydock repairs are unpredictable and can be substantial.  Increases in any of these costs could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

As a condition to certain amendments to our 2007 Credit Facility, we agreed to suspend our cash dividends and share repurchases until we can satisfy the collateral maintenance requirement under this facility.  Until market conditions which have resulted in a decline in the value of drybulk vessels improve, it is unlikely that we will be able to meet that condition to reinstate our cash dividends and share repurchases.  While we are seeking modification of certain covenants under our credit facilities in our restructuring, there can be no assurance that we will be able to do so in a manner that allows us to reinstate cash dividends and share repurchases in the foreseeable future.

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

Currently, there is no availability under our existing credit facilities, excluding Baltic Trading’s credit facilities.  Additionally, under our 2007 Credit Facility, we are subject to a quarterly cash sweep of amounts above $100 million as described in Note 9 — Long-Term Debt in our consolidated financial statements, which limits the amount of cash we can retain from equity or debt financings.  These limitations place significant restrictions on financing that we could use for our growth.

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

We currently maintain all of our cash and cash equivalents with three financial institutions.  None of our balances are covered by insurance in the event of default by the financial institutions.  The occurrence of such a default of any of these institutions could therefore have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The actual or perceived credit quality of our charterers, and any defaults by them, or market conditions affecting the time charter market and the credit markets, may materially affect our ability to obtain the additional capital resources that may be required to purchase additional vessels or may significantly increase our costs of obtaining such capital.  Our inability to obtain additional financing at all or at a higher than anticipated cost may have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

Based on the ownership of our stock, we believe that we satisfied the publicly traded requirement for an exemption from U.S. federal income tax on our shipping income pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, as amended, for 2012 and 2013.  However, if 5% shareholders were to own 50% or more of our stock for more than half the days of any taxable year, we may not be eligible to claim exemption from tax under Section 883 for such taxable year.  As of December 31, 2013, based on the holdings of our Chairman, Peter C. Georgiopoulos and the holdings of other investors reported on Schedule 13G, our 5% shareholders owned approximately 16.9% of our common stock.  We can provide no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for exemption from tax under Section 883 in future years.

If we do not qualify for the Section 883 exemption, our shipping income derived from U.S. sources, or 50% of our gross shipping income attributable to transportation beginning or ending in the United States, would be subject to a 4% tax without allowance for deductions.

As a result of the restructuring of our indebtedness contemplated under the Term Sheet, 5% shareholders may beneficially own more than 50% of our common stock, and we may not list our common stock on a national securities exchange.  As such, there can be no assurance that we will satisfy the publicly traded requirement following the effective date of the Plan or that we will otherwise be able to qualify for an exemption pursuant to Section 883.

Baltic Trading is also incorporated in the Marshall Islands. However, Baltic Trading did not qualify for an exemption under Section 883 upon consummation of its IPO because it did not satisfy the publicly traded requirement as described above.  Since Baltic Trading’s IPO was completed on March 15, 2010, we have indirectly owned shares of Baltic Trading’s Class B Stock which has provided us with over 50% of the combined voting power of all classes of Baltic Trading’s voting stock.  As such, Baltic Trading is subject to income tax on its United States source income.  During the years ended December 31, 2013, 2012 and 2011, Baltic Trading had United States operations which resulted in United States source income of approximately $1.7 million, $1.4 million and $3.1 million, respectively.

In addition, our revenues derived from our technical and commercial management provided to Baltic Trading and MEP resulted in U.S. source income for which we are subject to U.S. income tax on a net basis.  These revenues totaled approximately $7.9 million, $6.1 million and $6.3 million during the years ended December 31, 2013, 2012 and 2011, respectively.

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

RISK FACTORS RELATED TO OUR COMMON STOCK

Our existing common stock is expected to be extinguished under our restructuring; in addition, certain shareholders own or, as a result of our restructuring, may own large portions of our outstanding common stock, which may limit your ability to influence our actions.

As a result of our restructuring contemplated under the Term Sheet, our existing common stock will be extinguished, and substantially all of our post-restructuring capital stock will be held by current holders of our outstanding indebtedness.  In addition, certain shareholders currently hold significant percentages of our common stock. As of December 31, 2013, Peter C. Georgiopoulos, our Chairman, owned approximately 10.7% of our common stock directly or through Fleet Acquisition LLC.  Also as of December 31, 2013, Dimensional Fund Advisors LP, a company unaffiliated with Mr. Georgiopoulos, owned approximately 6.3% of our common stock.

To the extent a significant percentage of the ownership of our common stock is concentrated in a small number of holders, such holders will be able to influence the outcome of any shareholder vote, including the election of directors, the adoption or amendment of provisions in our articles of incorporation or by-laws and possible mergers, corporate control contests and other significant corporate transactions.  This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, merger, consolidation, takeover or other business combination involving us.  This concentration of ownership could also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock.

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

The market price of our common stock could decline due to sales of a large number of shares in the market, including sales of shares by our large shareholders, or the perception that these sales could occur.  These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock.  We have entered into a registration rights agreement with Fleet Acquisition LLC that entitles it to have all the shares of our common stock that it owns registered for sale in the public market under the Securities Act of 1933, as amended (the “Securities Act”) and, pursuant to the registration rights agreement, registered Fleet Acquisition LLC’s shares on a registration statement on Form S-3 in February 2007.  A Form S-8 was registered on August 17, 2012 for an aggregate of 3,000,000 shares issued or issuable under our 2012 equity compensation plan.

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

Election and Removal of Directors.

Our amended and restated articles of incorporation prohibit cumulative voting in the election of directors.  Our by-laws require parties other than the board of directors to give advance written notice of nominations for the election of directors.  Our articles of incorporation also provide that our directors may be removed only for cause and only upon the affirmative vote of 662/3% of the outstanding shares of our capital stock entitled to vote for those directors or by a majority of the members of the board of directors then in office.  These provisions may discourage, delay or prevent the removal of incumbent officers and directors.

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

We do not own any real property.  In September 2005, we entered into a 15-year lease for office space in New York, New York.  The monthly rental is as follows:  Free rent from September 1, 2005 to July 31, 2006, $40,000 per month from August 1, 2006 to August 31, 2011, $43,000 per month from September 1, 2011 to August 31, 2016, and $46,000 per month from September 1, 2016 to August 31, 2021.  The monthly straight-line rental expense from September 1, 2005 to August 31, 2021 is $39,000.  We have the option to extend the lease for a period of five years from September 1, 2021 to August 31, 2026.  The rent for the renewal period will be based on the prevailing market rate for the six months prior to the commencement date of the extension term.  On January 6, 2012, we ceased use of this space and entered into a sublease agreement effective November 1, 2013.  Refer to Note 19 — Commitments and Contingencies in our consolidated financial statements for further information.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows:  $0.5 million annually for 2014 through 2016, $0.6 million annually for 2017 and 2018 and a total of $1.4 million for the remaining term of the lease.  The rental payments will be offset by sublease income which will be the following for the next five years and thereafter: $0.3 million annually for 2014 through 2017, $0.4 million for 2018 and a total of $1.0 million for the remaining term of the sublease.

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

Future minimum rental payments on the above lease for the next five years and thereafter are as follows:  $1.0 million annually for 2014 through 2015, $1.1 million annually for 2016 through 2017 and a total of $15.6 million for the remaining term of the lease.

For a description of our vessels, see “Our Fleet” in Item 1, “Business” in this report.

We consider each of our significant properties to be suitable for its intended use.

ITEM 3.	LEGAL PROCEEDINGS

We expect to commence the Chapter 11 Case to implement our restructuring.  Pursuant to the Bankruptcy Code, the filing of a bankruptcy petition automatically stays certain actions against us, including actions to collect pre-petition indebtedness or to exercise control over the property of our bankruptcy estates.  We expect to file the Plan in the Chapter 11 Case which, if confirmed, will provide for the treatment of allowed claims against our bankruptcy estates, including pre-petition liabilities.  The treatment of such liabilities under a confirmed chapter 11 plan of reorganization is expected to result in a material adjustment to our financial statements.

On March 28, 2014, the Genco Auvergne was arrested due to a disputed claim with the charterer of one of our other vessels, namely the Genco Ardennes.  In order for us to release the Genco Auvergne from its arrest, we entered into a cash collateralized $0.9 million bank guarantee with Skandinaviska Enskilda Banken AB (the “SEB Bank Guarantee”) on April 3, 2014.  The vessel has since been released from its arrest and the bank guarantee will remain in an escrow account until the arbitration related to this case is completed.  The SEB Bank Guarantee resulted in additional indebtedness.  As we are currently in default under the covenants of its 2007 Credit Facility due to the default on a scheduled debt amortization payment due on March 31, 2014, on April 3, 2014 we received a consent from the lenders under the 2007 Credit Facility to incur this additional indebtedness.  Also, under the $253 Million Term Loan Facility for which the Genco Auvergne is collateralized, we may not incur additional indebtedness related to its collateralized vessels under this facility.  We also received a consent from the lenders under the $253 Million Term Loan Facility on April 3, 2014 in order to enter the SEB Bank Guarantee.

We have not been involved in any other legal proceedings which we believe are likely to have, or have had a significant effect on our business, financial position, results of operations or cash flows, nor are we aware of any proceedings that are pending or threatened which we believe are likely to have a significant effect on our business, financial position, results of operations or liquidity.  From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims.  We expect that these claims would be covered by insurance, subject to customary deductibles.  Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

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

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GNK.”  The following table sets forth for the periods indicated the high and low prices for the common stock as reported by the NYSE:

FISCAL YEAR ENDED DECEMBER 31, 2013	HIGH	LOW
1st Quarter	$4.24	$2.48
2nd Quarter	$2.92	$1.12
3rd Quarter	$4.98	$1.62
4th Quarter	$3.99	$1.64

FISCAL YEAR ENDED DECEMBER 31, 2012	HIGH	LOW
1st Quarter	$10.12	$5.93
2nd Quarter	$6.45	$2.75
3rd Quarter	$4.54	$2.09
4th Quarter	$4.12	$2.40

As of April 7, 2014, there were approximately 100 holders of record of our common stock.

Until January 26, 2009, our dividend policy was to declare quarterly distributions to shareholders, which commenced in November 2005, by each February, May, August and November substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our Board of Directors determined we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  Under the terms of the 2009 Amendment to our 2007 Credit Facility (discussed in the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in Note 9 — Long-Term Debt of our consolidated financial statements), we have suspended payment of cash dividends indefinitely beginning the quarter ended December 31, 2008.  To reinstate our cash dividends under the 2007 Credit Facility, we must be able to represent to the lenders that we are in a position to again satisfy the collateral maintenance covenant under this facility.  In addition, under the terms of the August 2012 Agreements, we are prohibited from paying dividends through December 31, 2013.  There were no dividends declared during the years ended December 31, 2013, 2012 and 2011.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2013 regarding the number of shares of our common stock that may be issued under the 2012 Equity Incentive Plan, which is our current sole equity compensation plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Equity compensation plans approved by security holders	—	$—	2,665,441
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	2,665,441

No shares remain for issuance under the Company’s 2005 Equity Incentive Plan.

SHARE REPURCHASE PROGRAM

Refer to the “Share Repurchase Program” section of Item 7 for a summary of cumulative share repurchases made pursuant to the Share Repurchase Program.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Income Statement Data:
(U.S. dollars in thousands except for share and per share amounts)
Revenues:
Voyage revenues	$224,179	$223,159	$388,929	$447,438	$379,531
Service revenues	3,285	3,294	3,285	1,249	—
Total revenues	$227,464	$226,453	$392,214	$448,687	$379,531

Operating Expenses:
Voyage expenses	8,046	7,009	4,457	4,467	5,024
Vessel operating expenses	111,671	114,318	105,514	78,976	57,311
General, administrative and management fees	34,031	35,673	33,928	29,081	18,554
Depreciation and amortization	140,743	139,063	136,203	115,663	88,150
Other operating income	(121)	(265)	(527)	(791)	—

Total operating expenses	294,370	295,798	279,575	227,396	169,039

Operating (loss) income	(66,906)	(69,345)	112,639	221,291	210,492
Other expense	(88,217)	(87,209)	(86,186)	(72,042)	(61,868)

(Loss) income before income taxes	(155,123)	(156,554)	26,453	149,249	148,624
Income tax expense	(1,898)	(1,222)	(1,385)	(1,840)	—
Net (loss) income	(157,021)	(157,776)	25,068	147,409	148,624
Less: Net (loss) income attributable to noncontrolling interest	(9,280)	(12,848)	(318)	6,166	—
Net (loss) income attributable to Genco Shipping & Trading Limited	$(147,741)	$(144,928)	$25,386	$141,243	$148,624
Net (loss) income per share - basic	$(3.42)	$(3.47)	$0.72	$4.28	$4.75
Net (loss) income per share - diluted	$(3.42)	$(3.47)	$0.72	$4.07	$4.73
Dividends declared per share	—	$—	$—	$—	$—
Weighted average common shares outstanding - Basic	43,249,070	41,727,075	35,179,244	32,987,449	31,295,212
Weighted average common shares outstanding - Diluted	43,249,070	41,727,075	35,258,205	35,891,373	31,445,063

Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$122,722	$72,600	$227,968	$270,877	$188,267
Total assets	2,957,254	2,843,371	3,119,277	3,182,708	2,336,802
Total debt (current and long-term, including notes payable)	1,595,945	1,524,357	1,694,393	1,746,248	1,327,000
Total shareholders’ equity	1,308,805	1,261,207	1,361,618	1,348,153	928,925
Other Data:
(U.S. dollars in thousands)

Net cash (used in) provided by operating activities	$(3,144)	$(18,834)	$158,183	$262,680	$219,729

Net cash used in investing activities	(146,555)	(3,669)	(133,367)	(870,230)	(306,210)

Net cash provided by (used in) financing activities	199,821	(132,865)	(67,725)	690,160	149,792

EBITDA (1)	$83,041	$82,537	$249,080	$330,711	$298,330

(1)	EBITDA represents net (loss) income attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings. We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing. EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs. EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our consolidated statements of cash flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The foregoing definition of EBITDA differs from the definition of Consolidated EBITDA used in the financial covenants of our 2007 Credit Facility, our $253 Million Term Loan Credit Facility, and our $100 Million Term Loan Credit Facility.  Specifically, Consolidated EBITDA substitutes gross interest expense (which includes amortization of deferred financing costs) for net interest expense used in our definition of EBITDA, includes adjustments for restricted stock amortization and non-cash charges for deferred financing costs related to the refinancing of other credit facilities or any non-cash losses from our investments in Jinhui and KLC, and excludes extraordinary gains or losses and gains or losses from derivative instruments used for hedging purposes or sales of assets other than inventory sold in the ordinary course of business.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading Limited for each of the periods presented above:

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Net (loss) income attributable to Genco Shipping & Trading Limited	$(147,741)	$(144,928)	$25,386	$141,243	$148,624
Net interest expense	88,141	87,180	86,106	71,965	61,556
Income tax expense	1,898	1,222	1,385	1,840	—
Depreciation and amortization	140,743	139,063	136,203	115,663	88,150

EBITDA (1)	$83,041	$82,537	$249,080	$330,711	$298,330

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding Baltic Trading, our fleet currently consists of nine Capesize, eight Panamax, 17 Supramax, six Handymax and 13 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 3,810,000 dwt, and the average age of our fleet is currently approximately 8.9 years, as compared to the average age for the world fleet of approximately 9 years for the drybulk shipping segments in which we compete.  Most of the vessels in our fleet are on time charters to well-known charterers, including Cargill, Swissmarine, Pacbasin, Klaveness and Lauritzen Bulkers.  As of April 7, 2014, all of the vessels in our fleet, including Baltic Trading, are presently engaged under spot market-related, time charter contracts and in vessel pools that expire (assuming the option periods in the time charters are not exercised) between April 2014 and November 2015.  See pages 9-10 for a table indicating the built dates of all vessels currently in our fleet.

In addition, Baltic Trading’s fleet currently consists of four Capesize, four Supramax and five Handysize drybulk carriers with an aggregate carrying capacity of approximately 1,095,000 dwt.  After the expected delivery of four Ultramax newbuildings that Baltic Trading has agreed to acquire, Baltic Trading will own a fleet of 17 drybulk vessels, consisting of four Capesize, four Ultramax, four Supramax and five Handysize vessels with a total carrying capacity of approximately 1,351,000 dwt.

Baltic Trading, formerly a wholly-owned subsidiary of the Company, completed its initial public offering, or IPO, on March 15, 2010. On May 28, 2013, Baltic Trading closed an equity offering of 6,419,217 shares of common stock at an offering price of $3.60 per share. Baltic Trading received net proceeds of approximately $21.6 million after deducting underwriters’ fees and expenses.  Additionally, on September 25, 2013, Baltic Trading closed an equity offering of 13,800,000 shares of common stock at an offering price of $4.60 per share. Baltic Trading received net proceeds of approximately $59.5 million after deducting underwriters’ fees and expenses.  Lastly, on November 18, 2013, Baltic Trading closed an equity offering of 12,650,000 shares of common stock at an offering price of $4.60 per share.  Baltic Trading received net proceeds of approximately $55.1 million after deducting underwriters’ fees and expenses.   As a result of Baltic Trading’s equity offerings completed on May 28, 2013, September 25, 2013 and November 18, 2013, we were issued 128,383, 276,000 and 253,000 shares, respectively, of Class B stock, which represents 2% of the number of common shares issued.  As of December 31, 2013, our wholly-owned subsidiary Genco Investments LLC owned 6,356,471 shares of Baltic Trading’s Class B Stock, which represents an 11.05% ownership interest in Baltic Trading at December 31, 2013 and 65.08% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Baltic Trading is consolidated as we control a majority of the voting interest in Baltic Trading.  Management’s discussion and analysis of our results of operations and financial condition includes the results of Baltic Trading.

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

On July 2, 2013, Baltic Trading entered into agreements to purchase two Handysize drybulk vessels from subsidiaries of Clipper Group for an aggregate purchase price of $41.0 million.  The Baltic Hare, a 2009-built handysize vessel, was delivered on September 5, 2013 and the Baltic Fox, a 2010-built Handysize vessel, was delivered on September 6, 2013.  Baltic Trading funded a portion of the purchase price of the vessels using proceeds from its registered follow-on common stock offering completed on May 28, 2013.  For the remainder of the purchase price, Baltic Trading drew down $22.0 million under its secured loan agreement with DVB Bank SE (the “Baltic Trading $22 Million Term Loan Facility”).  Refer to Note 9 – Debt in our consolidated financial statements for further information regarding this credit facility.

On October 31, 2013, Baltic Trading entered into agreements to purchase two Capesize drybulk vessels from affiliates of SK Shipping Co. Ltd. for an aggregate purchase price of $103.0 million.  The Baltic Lion, a 2012-built Capesize drybulk vessel, was delivered on December 27, 2013, and the Baltic Tiger, a 2011-built Capesize vessel, was delivered on November 26, 2013.  Baltic Trading funded a portion of the purchase price of the vessels using proceeds from its common stock offering completed on September 25, 2013.  For the remainder of the purchase price, Baltic Trading drew down $44.0 million under its secured loan agreement with DVB Bank SE (the “Baltic Trading $44 Million Term Loan Facility”). Refer to Note 9 – Debt in our consolidated financial statements for further information regarding this credit facility.

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk carriers from Yangfan Group Co., Ltd. for a purchase of $28.0 million per vessel, or up to $112.0 million in the aggregate.  Baltic Trading has agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which Baltic Trading exercised on January 8, 2014.  These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion.  The purchases are subject to completion of customary additional documentation and closing conditions.  The Baltic Hornet and Baltic Wasp are expected to be delivered to Baltic Trading during the third and fourth quarters of 2014, respectively.  The Baltic Scorpion and the Baltic Mantis are expected to be delivered to us during the second and third quarters of 2015, respectively.  Baltic Trading intends to use a combination of cash on hand and future cash flow from operations as well as commercial bank debt to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

See pages 12-17 for tables of all vessels that have been or are expected to be delivered to us, including Baltic Trading’s vessels.

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

We hold an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”) and Korea Line Corporation (“KLC”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.

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

Year ended December 31, 2013 compared to the year ended December 31, 2012

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the years ended December 31, 2013 and 2012 on a consolidated basis, which includes the operations of Baltic Trading.

	For the Years Ended December 31,		Increase
	2013	2012	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	4,055.6	4,026.0	29.6	0.7%
Panamax	2,920.0	2,928.0	(8.0)	(0.3)%
Supramax	7,665.0	7,686.0	(21.0)	(0.3)%
Handymax	2,190.0	2,196.0	(6.0)	(0.3)%
Handysize	6,074.1	5,856.0	218.1	3.7%

Total	22,904.7	22,692.0	212.7	0.9%

Available days (2)
Capesize	4,022.7	3,995.9	26.8	0.7%
Panamax	2,880.6	2,800.4	80.2	2.9%
Supramax	7,570.5	7,505.5	65.0	0.9%
Handymax	2,166.0	2,112.5	53.5	2.5%
Handysize	6,018.7	5,856.0	162.7	2.8%

Total	22,658.5	22,270.3	388.2	1.7%

Operating days (3)
Capesize	4,018.4	3,989.8	28.6	0.7%
Panamax	2,848.4	2,785.8	62.6	2.2%
Supramax	7,507.9	7,380.9	127.0	1.7%
Handymax	2,135.1	2,091.6	43.5	2.1%
Handysize	5,985.1	5,841.4	143.7	2.5%

Total	22,494.9	22,089.5	405.4	1.8%

Fleet utilization (4)
Capesize	99.9%	99.8%	0.1%	0.1%
Panamax	98.9%	99.5%	(0.6)%	(0.6)%
Supramax	99.2%	98.3%	0.9%	0.9%
Handymax	98.6%	99.0%	(0.4)%	(0.4)%
Handysize	99.4%	99.8%	(0.4)%	(0.4)%

Fleet average	99.3%	99.2%	0.1%	0.1%

Average Daily Results:

Time Charter Equivalent (5)
Capesize	$14,378	$14,137	$241	1.7%
Panamax	8,665	8,909	(244)	(2.7)%

Supramax	8,885	9,298	(413)	(4.4)%
Handymax	7,785	8,032	(247)	(3.1)%
Handysize	8,177	8,189	(12)	(0.1)%

Fleet average	9,539	9,706	(167)	(1.7)%

Daily vessel operating expenses (6)
Capesize	$5,450	$5,448	2	—
Panamax	5,057	5,385	(328)	(6.1)%
Supramax	4,745	4,878	(133)	(2.7)%
Handymax	4,890	5,339	(449)	(8.4)%
Handysize	4,563	4,678	(115)	(2.5)%

Fleet average	4,875	5,038	(163)	(3.2)%

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

	For the Years Ended December 31,
	2013	2012

Voyage revenues (in thousands)	$224,179	$223,159
Voyage expenses (in thousands)	8,046	7,009
	216,133	216,150
Total available days	22,658.5	22,270.3
Total TCE rate	$9,539	$9,706

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

Operating Data

The following compares the components of our operating loss and net loss for the years ended December 31, 2013 and 2012 and certain balance sheet data as of December 31, 2013 and 2012.

	For the Years Ended December 31,		Increase
	2013	2012	(Decrease)	% Change
Income Statement Data:
(U.S. dollars in thousands except for per share amounts)
Revenues:
Voyage revenue	$224,179	$223,159	$1,020	0.5%
Service revenue	3,285	3,294	(9)	(0.3)%
Revenues	227,464	226,453	1,011	0.4%

Operating Expenses:
Voyage expenses	8,046	7,009	1,037	14.8%
Vessel operating expenses	111,671	114,318	(2,647)	(2.3)%
General, administrative and management fees	34,031	35,673	(1,642)	(4.6)%
Depreciation and amortization	140,743	139,063	1,680	1.2%
Other operating income	(121)	(265)	144	(54.3)%

Total operating expenses	294,370	295,798	(1,428)	(0.5)%

Operating loss	(66,906)	(69,345)	2,439	(3.5)%
Other expense	(88,217)	(87,209)	(1,008)	1.2%
Loss before income taxes	(155,123)	(156,554)	1,431	(0.9)%
Income tax expense	(1,898)	(1,222)	(676)	55.3%

Net loss	(157,021)	(157,776)	755	(0.5)%
Less: Net loss attributable to noncontrolling interest	(9,280)	(12,848)	3,568	(27.8)%
Net loss attributable to Genco shipping & Trading Limited	$(147,741)	$(144,928)	$(2,813)	(19.4)%

Net loss per share - basic	$(3.42)	$(3.47)	$0.05	(1.4)%
Net loss per share - diluted	$(3.42)	$(3.47)	$0.05	(1.4)%
Dividends declared per share	$—	$—	$—	—
Weighted average common shares outstanding — Basic	43,249,070	41,727,075	1,521,995	3.6%
Weighted average common shares outstanding - Diluted	43,249,070	41,727,075	1,521,995	3.6%

Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$122,722	$72,600	$50,122	69.0%
Total assets	2,957,254	2,843,371	113,883	4.0%
Total debt (current and long-term, including notes payable)	1,595,945	1,524,357	71,588	4.7%
Total shareholders’ equity	1,308,805	1,261,207	47,598	3.8%

Other Data:
(U.S. dollars in thousands)
Net cash used in operating activities	$(3,144)	$(18,834)	$15,690	(83.3)%
Net cash used in investing activities	(146,555)	(3,669)	(142,886)	3,894.4%
Net cash used in financing activities	199,821	(132,865)	332,686	(250.4)%

EBITDA (1)	$83,041	$82,537	$504	0.6%

(1)	EBITDA represents net (loss) income attributable to Genco Shipping & Trading plus net interest expense, taxes and depreciation and amortization. Refer to pages 51-52 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading for each of the periods presented above.

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

During 2013, voyage revenues increased by $1.0 million, or 0.5%, as compared to 2012.  The net increase in revenue was primarily due to a net increase in revenues earned by Baltic Trading vessels of $8.7 million partially offset by a decrease in revenue earned by our vessels of $7.7 million due to lower charter rates achieved by the majority of our vessels during the year ended December 31, 2013.  The net increase in voyage revenues includes an $8.7 million increase in revenues earned by Baltic Trading due to higher spot market rates achieved by its Capesize vessels, as well as the increase in the size of Baltic Trading’s fleet during 2013.

The average TCE rate of our fleet decreased marginally by 1.7% to $9,539 a day during 2013 from $9,706 a day during 2012.

During 2013, the Baltic Dry Index, or BDI (a drybulk index) recorded a low of 698 on January 1, 2013 and rebounded to a yearly high of 2,337 on December 12, 2013.  At December 24, 2013, the index was 2,277.  In 2014, the index started off at 2,113 on January 2, 2014 and has since decreased to 1,362 as of March 31, 2014.

The BDI displayed considerable weakness in the beginning of 2012 due to reduced iron ore cargoes recorded through the celebration of the Chinese New Year, as well as a high level of newbuilding vessel deliveries for the first two months of the year.  A combination of factors, including excess vessel supply, weather disruptions in Brazil and Australia and strikes in Columbian coal mines resulted in the BDI remaining at relatively low levels through the first half of the year.  As fleet growth moderated and Chinese steel production increased, the BDI traded up through the second half of 2013 and recorded its peak value of 2,337 on December 12, 2013. The year to date in 2014 has exhibited seasonal issues like those of the corresponding period in 2013, with seasonal factors contributing to the most recent downturn in rates, including: order timing issues for iron ore cargoes related to the celebration of the Chinese New Year; increased deliveries of newbuilding vessels for the month of January as compared to the previous three months; a ban of coal shipments out of Drummond’s Columbian coal mines and short-term weather-related issues in Brazil and Australia, temporarily reducing iron ore output.  Given the fact that a majority of our vessels are chartered at spot market-related rates, we expect that the recent downturn in rates will adversely impact our first quarter 2014 revenues and results of operations. Additionally, for the duration of the Chapter 11 Case, our operations and our business strategy, including the ability to attract and retain customers, will be subject to the risks and uncertainties associated with bankruptcy.

For 2013 and 2012, we had ownership days of 22,904.7 days and 22,692.0 days, respectively.  The increase in ownership days is primarily a result of the delivery of four Baltic Trading vessels during the year ended December 31, 2013 partially offset by a decrease in ownership days as a result of an additional day during 2012 due to the leap year. Our fleet utilization remained stable during 2013 and 2012 at 99.3% and 99.2%, respectively.

Please see pages 12-17 for table that sets forth information about the current employment of the vessels currently in our fleet as of April 1, 2014.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day.  During the years ended December 31, 2013 and 2012, total service revenue was $3.3 million during both periods.

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

For 2013 and 2012, voyage expenses were $8.0 million and $7.0 million, respectively.  The $1.0 million increase is primarily due to a decrease in bunker gains and an increase in bunker consumption during the year ended December 31, 2013 as compared to the year ended December 31, 2013.   Baltic Trading’s voyage expenses did not fluctuate significantly during 2013 as compared to 2012.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $2.6 million from $114.3 million to $111.7 million primarily due to lower maintenance expenses, as well as the timing of the purchase of stores and spare parts for the year ended December 31, 2013 as compared to the year ended December 31, 2012.  These decreases were partially offset by the operation of a larger fleet, including the four vessels delivered to Baltic Trading during the year ended December 31, 2013.  The $2.6 million decrease includes a net increase of $0.9 million related to Baltic Trading’s vessels primarily due to the acquisition of the four vessels.

Average daily vessel operating expenses for our fleet decreased by $163 per day from $5,038 during 2012 as compared to $4,875 in 2013.  The decrease in daily vessel operating expenses was mainly due to lower maintenance expenses, as well as the timing of the purchase of stores and spare parts during the year ended December 31, 2013.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

Based on our management’s estimates and budgets provided by our technical manager, we expect our vessels, excluding Baltic Trading vessels, to have average daily vessel operating expenses during 2014 of:

Vessel Type	Average Daily Budgeted Amount
Capesize	$6,000
Panamax	5,300
Supramax	5,200
Handymax	5,000
Handysize	4,900

Based on these average daily budgeted amounts by vessel type, we expect our fleet, excluding Baltic Trading vessels, to have average daily vessel operating expenses of $5,250 during 2014.  The average daily vessel operating expense budget for 2014 of $5,250 is the same as the prior year 2013 budget of $5,250.

Based on our management’s estimates and budgets provided by our technical manager, we expect Baltic Trading’s vessels to have average daily vessel operating expenses during 2014 of:

Vessel Type	Average Daily Budgeted Amount
Capesize	$6,000
Ultramax	5,100
Supramax	5,500
Handysize	4,900

Based on these average daily budgeted amounts by vessel type, we expect Baltic Trading vessels to have average daily vessel operating expenses of $5,400 during 2014.  The average daily vessel operating expense budget for 2014 of $5,400 is the same as the prior year 2013 budget of $5,400.

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

General, administrative and management fees decreased by $1.6 million from $35.7 million during 2012 to $34.0 million during 2013.  The decrease in general and administrative fees was primarily due to lower non-cash compensation and office related expenses.  These decreases were partially offset by an increase in management fees during 2013 as compared to 2012 due to the delivery of four Baltic Trading vessels during 2013.  During 2014, the management fees per vessel are expected to be the same as during 2013, or approximately $0.13 million per vessel.

DEPRECIATION AND AMORTIZATION-

We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years.  Furthermore, we estimate the residual values of our vessels to be based upon the estimated scrap value of $245/lwt.

Depreciation and amortization charges increased by $1.7 million during 2013 as compared to 2012 due to the operation of a larger fleet, including the four Baltic Trading vessels delivered during 2013, as well as an increase in amortization of deferred drydocking costs.

OTHER OPERATING INCOME-

For the years ended December 31, 2013 and 2012, other operating income was $0.1 million and $0.3 million, respectively.  The decrease is due to a $0.2 million decrease in the payment received from Samsun as part of the cash settlement related to the rehabilitation plan approved by the South Korean courts during 2010. During the year ended December 31, 2013, we received a final cash settlement and shares of KLC stock as part of the final approved rehabilitation plan approved by the South Korean courts during 2013 which resulted in other operating income of $0.1 million.  Refer to Note 19 — Commitments and Contingencies in our consolidated financial statements for further information regarding the settlement payments.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

Net interest expense increased by $1.0 million during 2013 as compared with 2012.  Net interest expense during the years ended December 31, 2013 and 2012 consisted of interest expense under our 2007 Credit Facility, $100 Million Term Loan

Facility, $253 Million Term Loan Facility, the 2010 Baltic Trading Credit Facility, as well as interest expense related to the 2010 Notes.  Additionally, interest income, unused commitment fees associated with the aforementioned credit facilities as well as the amortization of deferred financing costs related to the aforementioned credit facilities are included in net interest expense during 2013 and 2012.  Net interest expense during the year ended December 31, 2013 also includes interest expense under the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility which were entered into on August 30, 2013 and December 3, 2013, respectively.

The increase in net interest expense for the year ended December 31, 2013 versus the year ended December 31, 2012 was primarily due to an increase in the amortization of deferred financing costs during 2013 due to additional financing fees capitalized as part of the negotiations of the August 1, 2012 amendment to the 2007 Credit Facility, $100 Million Term Loan Facility and the $253 Million Term Loan Facility.  There were also additional financing fees capitalized as part of the negotiations of the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility which were entered into effective 2013.  These increases were partially offset by a decrease in interest expense as a result of lower outstanding debt during 2013 due to the prepayment of $99.9 million of outstanding debt during August 2012 pursuant to the August 1, 2012 amendment to the 2007 Credit Facility, $100 Million Term Loan Facility and the $253 Million Term Loan Facility.  Refer to Note 9 — Debt in our consolidated financial statements for more information regarding our credit facilities as well as the August 1, 2012 amendment.

INCOME TAX EXPENSE-

For the year ended December 31, 2013, income tax expense was $1.9 million as compared to $1.2 million during the year ended December 31, 2012.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our consolidated financial statements for further information.  The increase in income tax expense during 2013 as compared to 2012 is primarily a result of additional income earned by Genco (USA) during 2013.  This was due to the 1% purchase fee earned by Genco (USA) from Baltic Trading pursuant to the Management Agreement related to the delivery of four Baltic Trading vessels during 2013.  These purchase fees eliminate upon consolidation; however, the fees are included in the net income earned by Genco (USA) and are taxable.  There were no similar transactions during 2012.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the years ended December 31, 2013 and 2012, net loss attributable to noncontrolling interest was $9.3 million and $12.8 million, respectively.  These amounts represent the net loss attributable to the noncontrolling interest of Baltic Trading.

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

	For the Years Ended December 31,		Increase
	2012	2011	(Decrease)	% Change
Income Statement Data:
(U.S. dollars in thousands except for per share amounts)
Revenues:
Voyage revenue	$223,159	$388,929	$(165,770)	(42.6)%
Service revenue	3,294	3,285	9	0.3%
Revenues	226,453	392,214	(165,761)	(42.3)%

Operating Expenses:
Voyage expenses	7,009	4,457	2,552	57.3%
Vessel operating expenses	114,318	105,514	8,804	8.3%
General, administrative and management fees	35,673	33,928	1,745	5.1%
Depreciation and amortization	139,063	136,203	2,860	2.1%
Other operating income	(265)	(527)	262	(49.7)%

Total operating expenses	295,798	279,575	16,223	5.8%

Operating (loss) income	(69,345)	112,639	(181,894)	(161.6)%
Other expense	(87,209)	(86,186)	(1,023)	1.2%
(Loss) income before income taxes	(156,554)	26,453	(183,007)	(691.8)%
Income tax expense	(1,222)	(1,385)	163	(11.8)%

Net (loss) income	$(157,776)	$25,068	(182,844)	(729.4)%
Less: Net (loss) income attributable to noncontrolling interest	(12,848)	(318)	(12,530)	3,940.3%
Net (loss) income attributable to Genco shipping & Trading Limited	$(144,928)	$25,386	(170,314)	(670.9)%

Net (loss) income per share - basic	$(3.47)	$0.72	$(4.19)	(581.9)%
Net (loss) income per share - diluted	$(3.47)	$0.72	$(4.19)	(581.9)%
Dividends declared per share	$—	$—	$—	—
Weighted average common shares outstanding — Basic	41,727,075	35,179,244	6,547,831	18.6%
Weighted average common shares outstanding - Diluted	41,727,075	35,258,205	6,468,870	18.3%
Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$72,600	$227,968	$(155,368)	(68.2)%
Total assets	2,843,371	3,119,277	(275,906)	(8.8)%
Total debt (current and long-term, including notes payable)	1,524,357	1,694,393	(170,036)	(10.0)%
Total shareholders’ equity	1,261,207	1,361,618	(100,411)	(7.4)%

Other Data:
(U.S. dollars in thousands)
Net cash (used in) provided by operating activities	$(18,834)	$158,183	$(177,017)	(111.9)%
Net cash used in investing activities	(3,669)	(133,367)	129,698	(97.2)%
Net cash used in financing activities	(132,865)	(67,725)	(65,140)	96.2%

EBITDA (1)	$82,537	$249,080	$(166,543)	(66.9)%

(1)	EBITDA represents net (loss) income attributable to Genco Shipping & Trading plus net interest expense, taxes and depreciation and amortization. Refer to pages 51-52 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading for each of the periods presented above.

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

LIQUIDITY AND CAPITAL RESOURCES

To date, our principal sources of funds have been operating cash flows, equity financings, issuance of long-term debt securities, and long-term bank borrowings. Our principal use of funds has been capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and repayments on outstanding loan facilities. Historically, we have also used funds to pay dividends and to repurchase our common stock from time to time. We have not declared or paid any dividends since the third quarter of 2008 and currently do not plan to resume the payment of dividends.  Moreover, pursuant to restrictions under our debt instruments, we are prohibited from paying dividends.  Future dividends, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, results of operations, required capital expenditures or reserves, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant.  See below for descriptions of our historical dividends.

Our historical practice has been to acquire vessels or newbuilding contracts using a combination of issuances of equity securities, bank debt secured by mortgages on our vessels and shares of the common stock of our shipowning subsidiaries, and long-term debt securities.

Our current liquidity needs arise primarily from drydocking for our vessels, and working capital requirements as may be needed to support our business and payments required under our indebtedness.  We expect that our primary sources of liquidity during our restructuring will be cash flow from operations, cash on hand and any funds made available to us in our restructuring under the Cash Collateral Order. We expect that after the effective date of any plan of reorganization, our liquidity needs will continue to arise primarily from capital expenditures for our vessels, working capital requirements as may be needed to support our business and payments required under our indebtedness. We expect that our primary sources of liquidity after such effective date will be cash flow from operations, cash on hand and funds available under any exit financing.

As of December 31, 2013, we had approximately $74.7 million of cash and cash equivalents on hand (including restricted cash), excluding cash held by Baltic Trading and its subsidiaries.  Notwithstanding the current waivers and forbearances under the Relief Agreements, and the potential impact of our restructuring  on our liquidity, our current and future liquidity will greatly depend upon our operating results. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, including our ongoing reorganization activities, the economic or business environment in which we operate, weakness in shipping industry conditions, the financial condition of our customers, vendors and service providers, our ability to comply with the financial and other covenants of any post-restructuring indebtedness, our ability to reorganize our capital structure under bankruptcy court supervision in the Chapter 11 Case, and other factors. Furthermore, as a result of the challenging market conditions we continue to face, we anticipate continued net cash used in operating activities after reorganization and capital expenditures. Additionally, the Chapter 11 Case and related matters could negatively impact our financial condition.

We believe that amounts available to under the Cash Collateral Order plus cash generated from operations will be sufficient to fund anticipated cash requirements in the short term for minimum operating and capital expenditures and for working capital purposes. However, there can be no assurance that cash on hand and other available funds will be sufficient to meet our restructuring or ongoing cash needs.  For example, any further decline in charter rates would negatively impact our anticipated revenues, results of operations and cash flows. If we cannot meet our liquidity needs using cash on hand and cash from operations, or if the bankruptcy court or stakeholders in the Chapter 11 Case do not approve the Plan as contemplated by the Restructuring Support Agreement, we may have to take other actions such as vessel sales, the sale of all or a portion of our business, pursuing additional external liquidity generating events, seeking additional financing to the extent available or reducing or delaying capital expenditures. We could also be forced to consider other alternatives to maximize potential recovery for our various creditor constituencies, including a possible sale of the Company or certain of our material assets pursuant to Section 363 of the Bankruptcy Code.

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

On May 28, 2013, Baltic Trading closed on an equity offering of 6,419,217 shares of Baltic Trading common stock at an offering price of $3.60 per share. Baltic Trading received net proceeds of $21.6 million after deducting underwriters’ fees and expenses. On September 25, 2013, Baltic Trading closed on an equity offering of 13,800,000 shares of Baltic Trading common stock at an offering price of $4.60 per share. Baltic Trading received net proceeds of $59.5 million after deducting underwriters’ fees and expenses. On November 18, 2013, we closed an equity offering of 12,650,000 shares of common stock at an offering price of $4.60 per share.  We received net proceeds of $55.1 million after deducting underwriters’ fees and expenses.  Our wholly-owned subsidiary Genco Investments LLC was issued 128,383, 276,000 and 253,000 shares of Baltic Trading’s Class B Stock on May 28, 2013, September 25, 2013 and November 18, 2013, respectively, which represented 2% of the number of common shares issued pursuant to the Subscription Agreement between Genco Investments LLC and Baltic Trading. Currently, Genco Investments LLC owns 6,356,471 shares of Baltic Trading’s Class B Stock, which represents an 11.05% ownership interest in Baltic Trading and 65.08% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock. On April 16, 2010, Baltic Trading entered into the 2010 Baltic Trading Credit Facility with Nordea Bank Finland plc, acting through its New York branch. The 2010 Baltic Trading Credit Facility was subsequently amended effective November 30, 2010 which increased the borrowing capacity from $100 million to $150 million. The amended 2010 Baltic Trading Credit Facility matures on November 30, 2016. There was an additional amendment entered into effective August 29, 2013 which reduced the borrowing capacity to $110 million and allowed Baltic Trading to incur additional indebtedness under new credit facilities. Refer to Note 9 – Debt of our consolidated financial statements for a description of this amendment. To remain in compliance with a net worth covenant in the 2010 Baltic Trading Credit Facility, Baltic Trading would need to maintain a net worth of $300.9 million after the payment of any dividends.

On July 2, 2013, Baltic Trading entered into agreements to purchase two Handysize drybulk vessels from subsidiaries of Clipper Group for an aggregate purchase price of $41.0 million. The Baltic Hare, a 2009-built Handysize vessel, was delivered on September 5, 2013 and the Baltic Fox, a 2010-built Handysize vessel, was delivered on September 6, 2013. Baltic Trading funded a portion of the purchase price of the vessels using proceeds from its registered follow-on common stock offering completed on May 28, 2013.  For the remainder of the purchase price, Baltic Trading drew down $22.0 million on the Baltic Trading $22 Million Term Loan Facility on September 4, 2013. The Baltic Trading $22 Million Term Loan Facility is to be repaid in 23 quarterly repayment installments of approximately $0.4 million each, the first of which is payable three months after the last drawdown date, or December 4, 2013, and a balloon payment of approximately $13.4 million payable on September 4, 2019. Interest on borrowings is payable at the three-month LIBOR rate plus a margin of 3.35%. Refer to Note 9 – Debt in our consolidated financial statements for further information regarding this credit facility.

On October 31, 2013, Baltic Trading entered into agreements to purchase two Capesize drybulk vessels from affiliates of SK Shipping Co. Ltd. for an aggregate purchase price of $103.0 million.  The Baltic Lion, a 2012-built Capesize vessel, was delivered on December 27, 2013 and the Baltic Tiger, a 2011-built Capesize vessel, was delivered on November 26, 2013.  Baltic Trading funded a portion of the purchase price of the vessels using proceeds from its registered follow-on common stock offering completed on

September 25, 2013.  For the remainder of the purchase price, Baltic Trading drew down $44.0 million on the Baltic Trading $44 Million Term Loan Facility on December 23, 2013.  The Baltic Trading $44 Million Term Loan Facility is to be repaid in 23 quarterly repayment installments of approximately $0.7 million each, the first of which is payable three months after the last drawdown date, or March 24, 2014, and a balloon payment of approximately $28.2 million payable on December 23, 2019.  Interest on borrowings is payable at the three-month LIBOR rate plus a margin of 3.35%.  Refer to Note 9 – Debt in our consolidated financial statements for further information regarding this credit facility.

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28.0 million per vessel, or up to $112.0 million in the aggregate.  Baltic Trading agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same price, which Baltic Trading exercised on January 8, 2014.  These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion.  The purchases are subject to completion of customary additional documentation and closing conditions.  The Baltic Hornet and Baltic Wasp are expected to be delivered to Baltic Trading during the third and fourth quarters of 2014, respectively.  The Baltic Scorpion and the Baltic Mantis are expected to be delivered to Baltic Trading during the second and third quarters of 2015, respectively.  Baltic Trading intends to use a combination of cash on hand and future cash flow from operations as well as commercial bank debt to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

Dividend Policy

Historically, our dividend policy, which commenced in November 2005, has been to declare quarterly distributions to shareholders by each February, May, August and November, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our Board of Directors determines we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  In the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.  Under the current terms of the 2007 Credit Facility, we are required to suspend the payment of cash dividends until we can represent that we are in a position to satisfy the collateral maintenance covenant.  Refer to Note 9 —Debt in our consolidated financial statements for further information regarding the 2009 Amendment.  As such, a dividend has not been declared during 2009, 2010, 2011, 2012 or 2013.

As a result of the 2009 Amendment to the 2007 Credit Facility, we have suspended the payment of cash dividends effective for the fourth quarter of 2008, and payment of cash dividends will remain suspended until we can meet the collateral maintenance covenant contained in the 2007 Credit Facility. In addition, under the terms of the August 2012 Agreements, we were prohibited from paying dividends through December 31, 2013.

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

Share Repurchase Program

On February 13, 2008, our Board of Directors approved our share repurchase program for up to a total of $50.0 million of our common stock.  Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program were determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act.  The program does not require us to purchase any specific number or amount of shares and may be suspended or reinstated at any time in our discretion and without notice.  Repurchases under the program are subject to restrictions under the 2007 Credit Facility.  The 2007 Credit Facility was amended as of February 13, 2008 to permit the share repurchase program and provide that the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.  Subsequently, on January 26, 2009, we entered into the 2009 Amendment, which amended the 2007 Credit Facility to require us to suspend all share repurchases until we can represent that we are in a position to again satisfy the collateral maintenance covenant.  Refer to Note 9 — Long-Term Debt in our consolidated financial statements for further information regarding the 2009 Amendment.  Pursuant to the 2009 Amendment, there were no share repurchases made during the twelve months ended December 31, 2013, 2012, 2011 and 2010.  In addition, under the terms of the August 2012 Agreements, we were prohibited from making share repurchases through December 31, 2013.

Since the inception of the share repurchase program through December 31, 2013, we have repurchased and retired 278,300 shares of our common stock for $11.5 million (average per share purchase price of $41.32) using funding from cash generated from operations pursuant to its share repurchase program.  An additional 3,130 shares of common stock were repurchased from employees for $0.04 million during 2008 pursuant to our 2005 Equity Incentive Plan rather than the share repurchase program.  No share repurchases were made during the years ended December 31, 2012, 2011 and 2010, and the maximum dollar amount that may yet be purchased under our share repurchase program is $38,499,962.

Cash Flow

Net cash used in operating activities for the year ended December 31, 2013 was $3.1 million versus $18.8 million for the year ended December 31, 2012. The decrease in net cash used in operating activities was primarily due to an increase in the amortization of deferred financing costs, lower drydocking costs incurred as well as an increase in accounts payable during the year ended December 31, 2013 as compared to the prior year.

Net cash used in investing activities for the year ended December 31, 2013 and 2012 was $146.6 million and $3.7 million, respectively.  The increase was due to the use of more funds for vessel purchases, including deposits, during the year ended December 31, 2013 as compared to prior year.  For the year ended December 31, 2013, cash used in investing activities consisted primarily of the purchase of vessels, including deposits, of $145.4 million and purchase of other fixed assets totaling $1.2 million.  For the year ended December 31, 2012, cash used in investing activities was predominantly due to purchases of other fixed assets in the amount of $2.1 million and vessel related purchases totaling $1.2 million.

Net cash provided by financing activities was $199.8 million during the year ended December 31, 2013 as compared to net cash used in financing activities of $132.9 million during the year ended December 31, 2012.  Cash provided by financing activities for the year ended December 31, 2013 consisted primarily of the following: $136.3 million of net proceeds from the issuance of common stock by our subsidiary Baltic Trading, $22.0 million of proceeds from the Baltic Trading $22 Million Term Loan Facility, $44.0 million of proceeds from the Baltic Trading $44 Million Term Loan Facility, $1.0 million of proceeds from the 2010 Baltic Trading Credit Facility.  These amounts were partially offset by the following: $0.4 million repayment of debt under the Baltic Trading $22 Million Term Loan Facility, $1.6 million dividend payment by Baltic Trading to its outside shareholders and $1.5 million payment of deferred financing costs.  Under amendments to all three of our credit facilities in August 2012, our scheduled amortization payments have been eliminated for each of the credit facilities through and including the quarter ended December 31, 2013.  Cash used in financing activities for the year ended December 31, 2012 mainly consisted of the following:  $118.6 million repayment of debt under the 2007 Credit Facility, $15.4 million repayment of debt under the $100 Million Term Loan Facility, $40.6 million repayment of debt under the $253 Million Term Loan Facility, $4.1 million of deferred financing costs and the $4.1 million dividend payment by Baltic Trading to its outside shareholders.  These uses of cash were partially offset by $49.9 million of net proceeds provided by our follow-on offering during February 2012.

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

Credit Facilities

Refer to Note 9 —Debt of our consolidated financial statements for a summary of our outstanding credit facilities, including the underlying financial and non-financial covenants.  On August 1, 2012, we entered into the August 2012 Agreements, which amended or waived certain provisions of the agreements for the 2007 Credit Facility, the $100 Million Term Loan Facility and the $253 Million Term Loan Facility.  On August 29, 2013, Baltic Trading entered into an amendment to the 2010 Baltic Trading Credit Facility.  Additionally, on August 30, 2012, wholly-owned subsidiaries of Baltic Trading entered into the Baltic Trading $22 Million Term Loan Facility to fund a portion of the purchase of the Baltic Fox and Baltic Hare.  Lastly, on December 3, 2013, wholly-owned subsidiaries of Baltic Trading entered into the Baltic Trading $44 Million Term Loan Facility to fund or refund a portion of the purchase of the Baltic Tiger and Baltic Lion.

We did not make the scheduled semi-annual interest payment of approximately $3.1 million due on February 18, 2014 under our 2010 Notes. However, a failure to pay interest on such payment date did not constitute an event of default (as defined in the indenture and the supplemental indenture governing the 2010 Notes, or the Indenture) unless such failure were to continue for a grace period of 30 days.   Despite such grace period, the failure to make the interest payment on such payment date could have constituted a default under the $100 Million Term Loan Facility.  Accordingly, on February 18, 2014, we entered into a Limited Waiver of Default (the “Waiver Agreement”) with the lenders party to the Loan Agreement for the $100 Million Term Loan Facility.  Under the terms of the Waiver Agreement, such lenders agreed to waive, subject to certain conditions, an Event of Default under the $100 Million Term Loan Facility resulting from the Company’s failure to make the scheduled semi-annual interest payment under the 2010 Notes.  The Company made the scheduled semi-annual interest payment under the 2010 Notes on March 20, 2014, before the expiration of the waiver under the Waiver Agreement.

To allow discussions with our creditors concerning our restructuring to continue into April 2014 without the need to file for immediate bankruptcy relief, on March 31, 2014, we entered into the Relief Agreements to obtain waivers or forbearances with respect to certain potential or actual events of default as of March 31, 2014 as follows:
•	not making the scheduled amortization payment on March 31, 2014 under our 2007 Credit Facility;
•	not meeting the consolidated interest ratio covenant for the period ended March 31, 2014;
•	not meeting the maximum leverage ratio covenant for the period ending March 31, 2014;
•	not meeting the collateral maintenance test under the 2007 Credit Facility;
•	not meeting the minimum cash balance covenant under the 2007 Credit Facility;
•	not furnishing audited financial statements to the lenders within 90 days after year end for the year ended December 31, 2013;
•	a cross-default with respect to our outstanding interest rate swap with respect to the foregoing;
•	cross-defaults among our credit facilities with respect to the foregoing; and
•	any related defaults or events of default resulting from the failure to give notice with respect to any of the foregoing.

The Relief Agreements provide that the agent and consenting lenders will waive or forbear through 11:59 p.m. on April 1, 2014 to exercise their rights and remedies with respect to the foregoing potential or actual events of default, subject to earlier termination if a subsequent event of default occurs under our credit agreements other than those described above or if we breach the terms of the Relief Agreements.  Under new agreements we entered into with the other parties to the Relief Agreements on April 1, 2014, the foregoing deadline was extended to 11:59 p.m. on April 21, 2014.

Beginning as of March 31, 2013, we believed that it would be probable that we would not be in compliance with certain covenants at measurement dates within the next twelve months under our 2007 Credit Facility, $100 Million Term Loan Facility and the $253 Million Term Loan Facility.  As noted above, events of default occurred under these facilities on March 31, 2014 as to which we either have a waiver or a forbearance.  As such, the debt outstanding under these three facilities of $1,312.2 million has been classified as a current liability beginning March 31, 2013 and remained classified as a current liability as of December 31, 2013.

As of December 31, 2013, we believe we were in compliance with all of the financial covenants under the 2010 Baltic Trading Credit Facility, as amended; the Baltic Trading $22 Million Term Loan Facility; and the Baltic Trading $44 Million Term Loan Facility.

Convertible Notes Payable

Refer to Note 10 — Convertible Senior Notes of our consolidated financial statements for a summary of the convertible notes payable.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At December 31, 2013 and 2012, we had four and five interest rate swap agreements with DnB NOR Bank, respectively, to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $306.2 million and $356.2 million, respectively, and the swaps have specified rates and durations.  Notwithstanding the forbearances under the Relief Agreements, the fact that we did not make the scheduled amortization payment under our 2007 Credit Facility on March 31, 2014 constituted an event of default under our currently outstanding interest rate swap.

Refer to the table in Note 11 — Interest Rate Swap Agreements of our consolidated financial statements, which summarizes the interest rate swaps in place as of December 31, 2013 and 2012.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of December 31, 2013 and 2012.

Interest Rates

The effective interest rate associated with the interest expense for our various debt facilities (2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility, 2010 Baltic Trading Credit Facility, Baltic Trading $22 Million Term Loan Facility and the $44 Million Term Loan Facility), including the rate differential between the pay fixed receive variable rate on the interest rate swap agreements that were in effect, combined, and the cost associated with unused commitment fees was 4.70% and 4.68% during 2013 and 2012, respectively.  The interest rate on the debt, excluding impact of swaps and the unused commitment fees, ranged from 3.16% to 4.38% and from 3.21% to 4.63% for 2013 and 2012, respectively.  The effective interest rate associated with the liability component of the 2010 Notes was 10.0% during both 2013 and 2012.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of December 31, 2013.  The table incorporates the employment agreement entered into in September 2007 with our Chief Financial Officer, John Wobensmith.  The table reflects Baltic Trading’s agreements to acquire four newbuilding Ultramax drybulk vessels from Yangfan Group Co., Ltd. for an aggregate purchase price of $112.0 million.  Baltic Trading plans to finance these vessel acquisitions with a combination of cash on hand, future cash flow from operations, as well as commercial bank debt as discussed above under “Liquidity and Capital Resources.”  The interest and borrowing fees reflect the 2007 Credit Facility, the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, the 2010 Baltic Trading Credit Facility, the Baltic Trading $22 Million Term Loan Facility, the Baltic Trading $44 Million Term Loan Facility and the 2010 Notes utilizing the coupon rate of 5% which were issued on July 27, 2010 and the interest rate swap agreements as discussed above under “Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements.”  For the purposes of the table below, we have utilized the contractual maturity dates under the credit facilities, certain of which have been classified as current liabilities in our consolidated balance sheet.  Refer to Note 9 – Debt in our consolidated financial statements for further information. The following table also incorporates the future lease payments associated with our two lease agreements.  Refer to Note 19 — Commitments and Contingencies in our consolidated financial statements for further information regarding the terms of our two lease agreements.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Credit Agreements	$1,480,064	$225,022	$623,993	$586,674	$44,375
2010 Notes	125,000	—	125,000	—	—
Interest and borrowing fees (1)	179,635	66,606	83,381	28,252	1,396
Remainder of purchase price of vessels (2)	111,000	69,000	42,000	—	—
Executive employment agreement	373	373	—	—	—
Office leases	24,763	1,500	3,159	3,093	17,011
Totals	$1,920,835	$362,501	$877,533	$618,019	$62,782

(1)	Includes the 1.25% fee payable to lenders under the 2007 Credit Facility due upon the maturity of the facility.
(2)	The timing of this obligation is based on the estimated delivery dates for the Baltic Hornet, Baltic Wasp, Baltic Scorpion and Baltic Mantis.

Interest expense has been estimated using the fixed hedge rate for the effective period and notional amount of the debt which is effectively hedged and 0.1875% for the portion of the debt that has no designated swap against it, plus the applicable bank margin of 3.00% for the 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility.  For the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility, interest expense has been estimated using 0.25% plus the applicable margin of 3.35%.  We are obligated to pay certain commitment fees in connection with all of our credit facilities, which have been reflected within interest and borrowing fees.  These commitment fees include the facility fee for the 2007 Credit Facility which represents 1.0% per annum on the average daily outstanding principal amount of the outstanding loans under the facility.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Excluding Baltic Trading’s vessels, our fleet currently consists of nine Capesize drybulk carriers, eight Panamax drybulk carriers, 17 Supramax drybulk carriers, six Handymax drybulk carriers and 13 Handysize drybulk carriers.  Baltic Trading’s fleet currently consists of four Capesize drybulk carriers, four Supramax drybulk carriers and five Handysize drybulk carriers.  After the expected delivery of the four Ultramax vessels that Baltic Trading has agreed to acquire, Baltic Trading’s fleet will consists of four Capesize drybulk carriers, four Ultramax drybulk carriers, four Supramax drybulk carriers and five Handysize drybulk carriers.  Baltic Trading intends to use a combination of cash on hand, future cash flow from operations as well as commercial bank debt to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

Genco Shipping & Trading Limited

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings for our fleet.  We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, and scheduled off-hire days for our fleet, excluding Baltic Trading’s vessels, through 2015 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2014	$13.6	362
2015	$11.7	320

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

During 2013 and 2012, we incurred a total of $4.7 million and $10.2 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

Six of our vessels completed their drydockings during 2013.  We estimate that 19 of our vessels will be drydocked during 2014, including the Genco Acheron and Genco Loire, which entered the drydocking yard during the fourth quarter of 2013 and completed their drydockings during the first quarter of 2014.  Additionally, we estimate that 16 of our vessels will be drydocked during 2015.

Baltic Trading Limited

In addition to acquisitions that Baltic Trading may undertake in future periods, Baltic Trading will incur additional capital expenditures due to special surveys and drydockings for its fleet.  In our continuous effort to provide superior service to customers and enhance our long-term commercial prospects, Baltic Trading has initiated a fuel efficiency upgrade program for certain of its vessels.  Baltic Trading believes this program will generate considerable fuel savings going forward and increase the future earnings potential for these vessels.  The cost of the upgrades, which will be performed under the planned drydocking schedules for each of the vessels, is expected to be approximately $0.3 million per vessel and is included in Baltic Trading’s estimated drydocking costs below.  The upgrades have been successfully installed on two of Baltic Trading’s vessels, the Baltic Cougar and the Baltic Panther, which completed their planned drydockings during the first quarter of 2014.  We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, and scheduled off-hire days for Baltic Trading’s fleet through 2015 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2014	$5.62	120
2015	$3.6	100

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

During 2013 and 2012, Baltic Trading incurred a total of $0.1 million and $0 of drydocking costs, respectively.

None of Baltic Trading’s vessels were drydocked during 2013.  We estimate that six of Baltic Trading’s vessels will be drydocked during 2014 and five vessels will be drydocked during 2015.

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

During the year ended December 31, 2011, we acquired two Handysize vessels from Metrostar that had existing below market time charters at the time that we agreed to acquire these vessels.  We recorded a liability for time charters acquired related to these two vessels in the amount of $0.6 million based on the present value of the difference between the contractual amounts to be paid and our estimated of the fair market charter rate.  In order to calculate the present value, we utilized a discount rate of 12%.  If we utilized a discount rate of 9% as compared to 12%, it would have result in an increase in the liability balance of approximately nine thousand dollars.  If we utilized a discount rate of 15% as compared to 12%, it would have result in a decrease in the liability balance of approximately nine thousand dollars.

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

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value of $245/lwt.  An increase in the useful life of a drybulk vessel or in its residual value would have the effect of a decreasing the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

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

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $100 Million Term Loan Facility and our $253 Million Term Loan Facility, as well as the 2010 Baltic Trading Credit Facility, Baltic Trading $22 Million Term Loan Facility and Baltic Trading $44 Million Term Loan Facility, at December 31, 2013, and the collateral maintenance covenant under our 2007 Credit Facility was waived at December 31, 2013, as discussed above.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at December 31, 2013 and 2012.

At December 31, 2013 and 2012, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date, with the exception of the Baltic Fox, Baltic Hare and Baltic Lion, were lower than their carrying values at December 31, 2013 and 2012, respectively.  For the Genco Bay, Genco Ocean, Genco Avra, Genco Mare and Genco Spirit, the last compliance testing date prior to December 31, 2013 and 2012 was August 17, 2013 and 2012, respectively, in accordance with the terms of the $100 Million Term Loan Facility; for all other vessels, the compliance testing date was December 31, 2013 and 2012, respectively, in accordance with the terms of the applicable credit facility.

The amount by which the carrying value at December 31, 2013 of all of the vessels in our fleet, with the exception of the Baltic Fox, Baltic Hare and Baltic Lion, exceed the valuation of such vessels for covenant compliance purposes ranged, on an individual basis, from $0.3 million to $64.3 million per vessel, and $1,171.3 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2012 of all of the vessels in our fleet exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual basis, from $5.2 million to $76.8 million per vessel, and $1,494.2 million on an aggregate fleet basis.  The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $18.6 million as of December 31, 2013 and $24.1 million as of December 31, 2012. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels.

			Carrying Value (U.S. dollars in thousands) as of December 31,
Vessels	Year Built	Year Acquired	2013	2012
2007 Credit Facility
Genco Reliance	1999	2004	$14,135	$15,314
Genco Vigour	1999	2004	19,393	20,953
Genco Explorer	1999	2004	13,981	15,180
Genco Carrier	1998	2004	14,087	15,454
Genco Sugar	1998	2004	13,016	14,181
Genco Pioneer	1999	2005	13,849	15,021
Genco Progress	1999	2005	14,035	15,186
Genco Wisdom	1997	2005	13,238	14,584
Genco Success	1997	2005	13,139	14,512
Genco Beauty	1999	2005	19,514	21,099
Genco Knight	1999	2005	19,205	20,820
Genco Leader	1999	2005	19,183	20,757
Genco Marine	1996	2005	12,382	13,810
Genco Prosperity	1997	2005	13,318	14,691
Genco Muse	2001	2005	19,371	20,767
Genco Acheron	1999	2006	18,981	20,617
Genco Surprise	1998	2006	17,974	19,583
Genco Augustus	2007	2007	98,002	103,137
Genco Tiberius	2007	2007	98,193	103,325
Genco London	2007	2007	99,694	104,685
Genco Titus	2007	2007	100,199	105,182
Genco Challenger	2003	2007	30,169	32,185
Genco Charger	2005	2007	33,537	35,481
Genco Warrior	2005	2007	48,971	51,888
Genco Predator	2005	2007	50,309	53,293
Genco Hunter	2007	2007	54,614	57,409
Genco Champion	2006	2008	35,080	37,051
Genco Constantine	2008	2008	105,126	110,334
Genco Raptor	2007	2008	71,552	75,299
Genco Cavalier	2007	2008	58,506	61,548
Genco Thunder	2007	2008	71,782	75,469
Genco Hadrian	2008	2008	103,504	108,377
Genco Commodus	2009	2009	105,973	110,825
Genco Maximus	2009	2009	105,990	110,805
Genco Claudius	2010	2009	107,688	112,517
TOTAL			$1,647,690	$1,741,339

$100 Million Term Loan Facility
Genco Bay	2010	2010	30,024	31,333
Genco Ocean	2010	2010	30,100	31,390
Genco Avra	2011	2011	31,194	32,487
Genco Mare	2011	2011	31,107	32,386
Genco Spirit	2011	2011	31,732	33,020
TOTAL			$154,157	$160,616

$253 Million Term Loan Facility
Genco Aquitaine	2009	2010	31,601	33,007
Genco Ardennes	2009	2010	31,752	33,168
Genco Auvergne	2009	2010	31,745	33,136
Genco Bourgogne	2010	2010	31,734	33,111
Genco Brittany	2010	2010	31,799	33,177
Genco Languedoc	2010	2010	31,966	33,344
Genco Loire	2009	2010	28,870	30,172
Genco Lorraine	2009	2010	28,565	29,864
Genco Normandy	2007	2010	26,311	27,582
Genco Picardy	2005	2010	25,705	27,152
Genco Provence	2004	2010	25,299	26,772
Genco Pyrenees	2010	2010	31,742	33,095
Genco Rhone	2011	2011	33,347	34,725
TOTAL			$390,436	$408,305

2010 Baltic Trading Credit Facility
Baltic Leopard	2009	2009	30,312	31,671
Baltic Panther	2009	2010	30,389	31,748
Baltic Cougar	2009	2010	30,540	31,898
Baltic Jaguar	2009	2010	30,459	31,809
Baltic Bear	2010	2010	63,754	66,450
Baltic Wolf	2010	2010	63,561	66,196
Baltic Wind	2009	2010	29,081	30,386
Baltic Cove	2010	2010	29,437	30,711
Baltic Breeze	2010	2010	30,002	31,274
TOTAL			$337,535	$352,143

Baltic Trading $22 Million Term Loan Facility
Baltic Fox	2010	2013	21,017	—
Baltic Hare	2009	2013	19,955	—
TOTAL			$40,972	$—

Baltic Trading $44 Million Term Loan Facility	2000	2000
Baltic Lion	2009	2013	52,589	—
Baltic Tiger	2010	2013	50,416	—
			$103,005	$—

Consolidated Total			$2,673,795	$2,662,403

Deferred drydocking costs

Our vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating.  We capitalize the costs associated with drydockings as they occur and amortize these costs on a straight-line basis over the period between drydockings.  Deferred drydocking costs include actual costs incurred at the drydock yard; cost of travel, lodging and subsistence of our personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking.  We believe that these criteria are consistent with U.S. GAAP guidelines and industry practice and that our policy of capitalization reflects the economics and market values of the vessels.  Costs that are not related to drydocking are expensed as incurred.  If the vessel is drydocked earlier than originally anticipated, any remaining deferred drydock costs that have not been amortized are expensed at the end of the next drydock.

Impairment of long-lived assets

We follow the Accounting Standards Codification (“ASC”) subtopic 360-10, “Property, Plant and Equipment” (“ASC 360-10”) which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  If indicators of impairment are present, we perform an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets.

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

For purposes of our December 31, 2013 disclosure below, we determined that the future income streams expected to be earned by such vessels over their remaining operating lives on an undiscounted basis would be sufficient to recover their carrying values and, accordingly, it confirmed that our vessels were not impaired under U.S. GAAP.  Our estimated future undiscounted cash flows exceeded each of our vessels’ carrying values by a considerable margin (approximately 45% - 560% of carrying value).  Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 17.3 years in which to recover sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2013.  Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

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

Of the inputs that the Company uses for its impairment analysis, future time charter rates are the most significant and most volatile.  Based on the sensitivity analysis performed by the Company, the Company would record impairment on its vessels for time charter declines from their most recent ten-year historical one-year time charter averages as follows:

	Percentage Decline from Ten-Year Historical One-Year Time Charter Average at Which Point Impairment Would be Recorded
Vessel Class	As of December 31, 2013	As of December 31, 2012
Capesize	(50.6)%	(50.6)%
Panamax	(30.1)%	(31.5)%
Supramax	(29.6)%	(29.0)%
Handymax	(44.1)%	(45.7)%
Handysize	(18.0)%	(13.5)%

Our time charter equivalent (TCE) rates for our fiscal years ended December 31, 2013 and 2012, respectively, were above or (below) the ten year historical one-year time charter average as of such dates as follows:

	TCE Rates as Compared with Ten- Year Historical One-Year Time Charter Average (as percentage above/(below))
Vessel Class	As of December 31, 2013	As of December 31, 2012
Capesize	(69.0)%	(70.4)%
Panamax	(65.9)%	(65.9)%
Supramax	(60.1)%	(59.1)%
Handymax	(59.7)%	(59.2)%
Handysize	(46.2)%	(46.4)%

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

Investments

We hold an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”). Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping. We also hold an investment in the stock of Korea Line Corporation (“KLC”).  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  These investments are designated as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of AOCI. We classify the investment as a current or noncurrent asset based on our intent to hold the investment at each reporting date.

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

We will continue to evaluate our investments on a quarterly basis to determine the likelihood of any further significant adverse effects on the fair value and amount of any impairment. In the event we determine that the Jinhui or KLC investments are subject to any other-than-temporary impairment, the amount of the impairment would be reclassified from the consolidated statement of equity and recorded as a loss in the consolidated statement of operations for the amount of the impairment.

Fair value of financial instruments

The estimated fair values of our financial instruments such as amounts due to / due from charterers, accounts payable and long-term debt, approximate their individual carrying amounts as of December 31, 2013 and December 31, 2012 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. We held four and five interest rate swap agreements with DnB Bank ASA at December 31, 2013 and 2012, respectively, to manage future interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $306.2 million and $356.2 million, respectively, and the swaps have specified rates and durations. Refer to the table in Note 11 — Interest Rate Swap Agreements of our consolidated financial statements which summarizes the interest rate swaps in place as of December 31, 2013 and 2012.

The swap agreements with effective dates prior to December 31, 2013 synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of swap plus the applicable margin of 3.00% during the year ended December 31, 2013.

The total liability associated with the swaps at December 31, 2013 is $7.0 million and $16.1 million at December 31, 2012, and are presented as the fair value of derivatives on the balance sheet. As of December 31, 2013 and 2012, we have accumulated other comprehensive deficit of ($7.0) million and ($16.1) million, respectively, related to the effectively hedged portion of the swaps. Hedge ineffectiveness associated with the interest rate swaps resulted in a minimal amount of other income (expense) during the years ended December 31, 2013 and 2012. As a result of the the default under the one interest rate swap agreement remaining as of March 31, 2014, at December 31, 2013, ($7.0) million of AOCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives which represents the December 31, 2013 AOCI balance related to the swaps.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  Effective December 21, 2011, we were subject to a facility fee of 2.00% per annum on the average daily outstanding principal amount of the outstanding loan under the 2007 Credit Facility pursuant to the amendment entered into with our lenders under this facility which was reduced to 1.00% on February 28, 2012 when we consummated an equity offering resulting in gross proceeds of $53.3 million. Additionally, effective August 1, 2012, the applicable margin over LIBOR for the 2007 Credit Facility increased from 2.00% to 3.00% pursuant to the August 2012 Agreements. Refer to Note 9 —Debt in our consolidated financial statements for further information regarding these amendments. During the years ended December 31, 2013 and 2012, we also paid LIBOR plus 3.00% on the outstanding debt under the $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility.  During the year ended December 31, 2013, we also paid three-month LIBOR plus 3.35% on the outstanding debt under the Baltic Trading $22 Million Term Loan Facility and the $44 Million Term Loan Facility.  A 1% increase in LIBOR would result in an increase of $11.3 million in interest expense for the year ended December 31, 2013, considering the increase would be only on the unhedged portion of the debt.

Derivative financial instruments

As of December 31, 2013 and 2012, we held four and five interest rate swap agreements, respectively, with DnB Bank ASA to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $306.2 million and $356.2 million, respectively, and the swaps have specified rates and durations. Refer to the table in Note 11 — Interest Rate Swap Agreements of our consolidated financial statements, which summarizes the interest rate swaps in place as of December 31, 2013 and December 31, 2012.

The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred. The interest rate differential pertaining to the interest rate swaps for the years ended December 31, 2013 and 2012 was $10.0 million and $13.4 million, respectively. We are currently utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of AOCI. The ineffective portion is recognized as other (expense) income, which is a component of other (expense) income. If for any period of time we did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation would be recognized as other (expense) income.

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

Investments

At December 31, 2013, we hold investments in Jinhui of $77.5 million and investments in KLC of $0.1 million, both of which are classified as available for sale (“AFS”) under Accounting Standards Codification 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”). These investments are classified as a current or noncurrent asset based on our intent to hold the investment at each reporting date. The investments that are classified as AFS are subject to risk of changes in market value, which if determined to be impaired (other than temporarily impaired), could result in realized impairment losses. We review the carrying value of such investments on a quarterly basis to determine if any valuation adjustments are appropriate under ASC 320-10. During 2008, we reviewed the investment in Jinhui for indicators of other-than-temporary impairment. This determination required significant judgment. In making this judgment, we evaluated, among other factors, the duration and extent to which the fair value of the investment is less than its cost; the general market conditions, including factors such as industry and sector performance, and our intent and ability to hold the investment. Our investment in Jinhui was deemed to be other-than-temporarily impaired at December 31, 2008 due to the severity of the decline in its market value versus our cost basis. We will continue to evaluate our investment in Jinhui and KLC on a quarterly basis to determine the likelihood of any further significant adverse effects on the fair value and amount of any additional impairment. For the years ended December 31, 2013 and 2012, we have not deemed our investment to be impaired. In the event we determine that the Jinhui or KLC investment are subject to any impairment, the amount of the impairment would be reclassified from AOCI and recorded as a loss in the Consolidated Statement of Operations for the amount of the impairment.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Genco Shipping & Trading Limited
Consolidated Financial Statements as of December 31, 2013 and 2012 and for the Years Ended December 31, 2013, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Genco Shipping & Trading Limited
New York, New York

We have audited the accompanying consolidated balance sheets of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Genco Shipping & Trading Limited and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, negative working capital, default on a scheduled debt amortization payment and anticipated non-compliance with covenants and other requirements in its financing facilities raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters, which include an anticipated  filing for bankruptcy protection, are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 7, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
April 7, 2014

Genco Shipping & Trading Limited
Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012
 (U.S. Dollars in thousands, except for share and per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$122,722	$72,600
Restricted cash	9,850	—
Due from charterers, net	14,241	11,714
Prepaid expenses and other current assets	19,065	18,146
Total current assets	165,878	102,460

Noncurrent assets:
Vessels, net of accumulated depreciation of $730,662 and $597,214, respectively	2,673,795	2,662,403
Deposits on vessels	1,013	—
Deferred drydock, net of accumulated amortization of $11,107 and $8,086, respectively	11,069	12,037
Deferred financing costs, net of accumulated amortization of $22,279 and $13,162, respectively	22,011	29,561
Fixed assets, net of accumulated depreciation and amortization of $3,438 and $3,311, respectively	5,104	5,258
Other noncurrent assets	514	514
Restricted cash	300	10,150
Investments	77,570	20,988
Total noncurrent assets	2,791,376	2,740,911

Total assets	$2,957,254	$2,843,371

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$27,359	$23,667
Current portion of long-term debt	1,316,439	—
Current interest payable	13,199	—
Convertible senior note payable	115,881	—
Deferred revenue	1,597	1,324
Current portion of lease obligations	176	682
Fair value of derivative instruments	6,975	7
Total current liabilities	1,481,626	25,680

Noncurrent liabilities:
Long-term lease obligations	3,114	2,465
Time charters acquired	84	418
Fair value of derivative instruments	—	16,045
Convertible senior note payable	—	110,918
Long-term interest payable	—	13,199
Long-term debt	163,625	1,413,439
Total noncurrent liabilities	166,823	1,556,484

Total liabilities	1,648,449	1,582,164

Commitments and contingencies

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 44,449,407 and 44,270,273 shares at December 31, 2013 and 2012, respectively	445	443
Additional paid-in capital	846,658	863,303
Accumulated other comprehensive income (loss)	53,722	(11,841)
Retained earnings	66,644	214,391
Total Genco Shipping & Trading Limited shareholders’ equity	967,469	1,066,296
Noncontrolling interest	341,336	194,911
Total equity	1,308,805	1,261,207

Total liabilities and equity	$2,957,254	$2,843,371

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011
(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

	For the Years Ended December 31,
	2013	2012	2011
Revenues:
Voyage revenues	$224,179	$223,159	$388,929
Service revenues	3,285	3,294	3,285
Total revenues	227,464	226,453	392,214

Operating expenses:
Voyage expenses	8,046	7,009	4,457
Vessel operating expenses	111,671	114,318	105,514
General, administrative and management fees	34,031	35,673	33,928
Depreciation and amortization	140,743	139,063	136,203
Other operating income	(121)	(265)	(527)

Total operating expenses	294,370	295,798	279,575

Operating (loss) income	(66,906)	(69,345)	112,639

Other (expense) income:
Other expense	(76)	(29)	(80)
Interest income	75	378	616
Interest expense	(88,216)	(87,558)	(86,722)

Other expense	(88,217)	(87,209)	(86,186)

(Loss) income before income taxes	(155,123)	(156,554)	26,453
Income tax expense	(1,898)	(1,222)	(1,385)

Net (loss) income	(157,021)	(157,776)	25,068
Less: Net loss attributable to noncontrolling interest	(9,280)	(12,848)	(318)

Net (loss) income attributable to Genco Shipping & Trading Limited	$(147,741)	$(144,928)	$25,386

Net (loss) income per share-basic	$(3.42)	$(3.47)	$0.72
Net (loss) income per share-diluted	$(3.42)	$(3.47)	$0.72
Weighted average common shares outstanding-basic	43,249,070	41,727,075	35,179,244
Weighted average common shares outstanding-diluted	43,249,070	41,727,075	35,258,205
Dividends declared per share	$—	$—	$—

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Comprehensive (Loss) Income
For the Years Ended December 31, 2013, 2012 and 2011
 (U.S. Dollars in Thousands)

	For the Years Ended December 31,
	2013	2012	2011

Net (loss) income	$(157,021)	$(157,776)	$25,068

Change in unrealized gain on investments	56,482	(3,480)	(30,246)
Unrealized gain on cash flow hedges, net	9,081	9,188	17,907
Other comprehensive income (loss)	65,563	5,708	(12,339)

Comprehensive (loss) income	(91,458)	(152,068)	12,729
Less: Comprehensive loss attributable to noncontrolling interest	(9,280)	(12,848)	(318)
Comprehensive (loss) income attributable to Genco Shipping & Trading Limited	$(82,178)	$(139,220)	$13,047

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Equity
For the Years Ended December 31, 2013, 2012 and 2011
(U.S. Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity

Balance — January 1, 2011	$359	$803,778	$(5,210)	$334,022	$1,132,949	$215,204	$1,348,153

Net income (loss)				25,386	25,386	(318)	25,068
Change in unrealized gain on investments			(30,246)		(30,246)	—	(30,246)
Unrealized gain on cash flow hedges, net			17,907		17,907	—	17,907
Issuance of 357,500 shares of nonvested stock, less forfeitures of 1,100 shares	4	(4)			—	—	—
Nonvested stock amortization		5,574			5,574	2,764	8,338
Cash dividends paid by Baltic Trading Limited				(59)	(59)	(7,543)	(7,602)
Vesting of restricted shares issued by Baltic Trading Limited		95			95	(95)	—

Balance — December 31, 2011	$363	$809,443	$(17,549)	$359,349	$1,151,606	$210,012	$1,361,618

Net loss				(144,928)	(144,928)	(12,848)	(157,776)
Change in unrealized gain on investments			(3,480)		(3,480)	—	(3,480)
Unrealized gain on cash flow hedges, net			9,188		9,188	—	9,188
Issuance of 7,500,000 shares of common stock	75	49,799			49,874	—	49,874
Issuance of 464,175 shares of nonvested stock, less forfeitures of 1,500 shares	5	(5)			—	—	—
Nonvested stock amortization		4,087			4,087	1,777	5,864
Cash dividends paid by Baltic Trading Limited				(30)	(30)	(4,051)	(4,081)
Vesting of restricted shares issued by Baltic Trading Limited		(21)			(21)	21	—

Balance — December 31, 2012	$443	$863,303	$(11,841)	$214,391	$1,066,296	$194,911	$1,261,207

Net loss				(147,741)	(147,741)	(9,280)	(157,021)
Change in unrealized gain on investments			56,482		56,482	—	56,482
Unrealized gain on cash flow hedges, net			9,081		9,081	—	9,081
Issuance of 200,634 shares of nonvested stock, less forfeitures of 21,500 shares	2	(2)			—	—	—
Nonvested stock amortization		2,924			2,924	1,558	4,482
Issuance of common stock of Baltic Trading Limited		(19,532)			(19,532)	155,695	136,163
Cash dividends paid by Baltic Trading Limited				(6)	(6)	(1,583)	(1,589)
Vesting of restricted shares issued by Baltic Trading Limited		(35)			(35)	35	—

Balance — December 31, 2013	$445	$846,658	$53,722	$66,644	$967,469	$341,336	$1,308,805

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
(U.S. Dollars in Thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(157,021)	$(157,776)	$25,068
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	140,743	139,063	136,203
Amortization of deferred financing costs	9,116	5,413	3,188
Amortization of time charters acquired	(334)	(746)	(1,611)
Amortization of discount on Convertible Senior Notes	4,963	4,537	4,072
Receipt of stock in lieu of cash payment	(100)	—	—
Unrealized loss (gain) on derivative instruments	4	(100)	(51)
Amortization of nonvested stock compensation expense	4,482	5,864	8,338
Change in assets and liabilities:
(Increase) decrease in due from charterers	(2,527)	1,974	(4,894)
Increase in prepaid expenses and other current assets	(919)	(437)	(3,721)
Increase in other noncurrent assets	—	—	(514)
Increase (decrease) in accounts payable and accrued expenses	2,765	(4,880)	1,091
Increase (decrease) in deferred revenue	273	(2,903)	(6,139)
Increase in lease obligations	143	1,324	1,166
Deferred drydock costs incurred	(4,732)	(10,167)	(4,013)
Net cash (used in) provided by operating activities	(3,144)	(18,834)	158,183
Cash flows from investing activities:
Purchase of vessels, including deposits	(145,350)	(1,155)	(130,328)
Changes in deposits of restricted cash	—	(400)	(750)
Purchase of other fixed assets	(1,205)	(2,114)	(2,289)
Net cash used in investing activities	(146,555)	(3,669)	(133,367)
Cash flows from financing activities:
Repayments on the 2007 Credit Facility	—	(118,588)	(102,500)
Proceeds from the $100 Million Term Loan Facility	—	—	60,000
Repayments on the $100 Million Term Loan Facility	—	(15,385)	(8,011)
Proceeds from the $253 Million Term Loan Facility	—	—	21,500
Repayments on the $253 Million Term Loan Facility	—	(40,600)	(26,916)
Proceeds from the 2010 Baltic Trading Credit Facility	1,000	—	—
Proceeds from the Baltic Trading $22 Million Term Loan Facility	22,000	—	—
Repayments on the Baltic Trading $22 Million Term Loan Facility	(375)	—	—
Proceeds from the Baltic Trading $44 Million Term Loan Facility	44,000	—	—
Proceeds from issuance of common stock	—	50,721	—
Payment of common stock issuance costs	—	(847)	—
Payment of Convertible Senior Notes issuance costs	—	—	(51)
Proceeds from issuance of common stock by subsidiary	136,980	—	—
Payment of common stock issuance costs by subsidiary	(706)	—	—
Payment of dividend by subsidiary	(1,589)	(4,081)	(7,603)
Payment of deferred financing costs	(1,489)	(4,085)	(4,144)
Net cash provided by (used in) financing activities	199,821	(132,865)	(67,725)
Net increase (decrease) in cash and cash equivalents	50,122	(155,368)	(42,909)
Cash and cash equivalents at beginning of year	72,600	227,968	270,877
Cash and cash equivalents at end of year	$122,722	$72,600	$227,968

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited
(U.S. Dollars in Thousands)

Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

1 - GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”), its wholly-owned subsidiaries, and its subsidiary, Baltic Trading Limited (collectively, the “Company”).  The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.  GS&T is incorporated under the laws of the Marshall Islands and as of December 31, 2013, is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; and the ship-owning subsidiaries as set forth below.  As of December 31, 2013, Genco Ship Management LLC is the sole owner of all of the outstanding shares of Genco Management (USA) Limited.

Liquidity, Relief and Support Agreements, and Going Concern

The Company’s recurring losses from operations, negative working capital, default on a scheduled debt amortization payment and anticipated non-compliance with covenants and other requirements in its financing facilities raise substantial doubt about its ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon, among other things, its ability to: (i) develop and successfully implement a restructuring plan within the timeframe of the Relief Agreements and the Restructuring Support Agreements described below, (ii) comply with the covenants contained in the Cash Collateral Order, including compliance with the approved budget and the payment of fees, expenses, and interest thereunder, and in any post-restructuring financing, (iii) reduce debt and other liabilities through the bankruptcy process, (iv) return to profitability, (v) generate sufficient cash flow from operations, and (vi) obtain financing sources to meet the Company’s future obligations.  Any restructuring plan could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements.  Further, the Chapter 11 Case described below could materially change the amounts and classifications reported in the historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.   Moreover, in the Chapter 11 Case, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the bankruptcy court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the Cash Collateral Order) for amounts other than those reflected in the accompanying consolidated financial statements.  The accompanying consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Case.

To allow discussions with the Company’s creditors concerning its restructuring to continue into April 2014 without the need to file for immediate bankruptcy relief, on March 31, 2014, the Company entered into the Relief Agreements with certain lenders under its 2007 Credit Facility, its $253 Million Term Loan Facility, and its $100 Million Term Loan Facility to obtain waivers or forbearances with respect to certain potential or actual events of default as of March 31, 2014 as follows:

•	not making the scheduled amortization payment on March 31, 2014 under the Company’s 2007 Credit Facility;
•	not meeting the consolidated interest ratio covenant for the period ended March 31, 2014;
•	not meeting the maximum leverage ratio covenant for the period ending March 31, 2014;
•	not meeting the collateral maintenance test under the 2007 Credit Facility;
•	not meeting the minimum cash balance covenant under the 2007 Credit Facility;
•	not furnishing audited financial statements to the lenders within 90 days after year end for the year ended December 31, 2013;
•	a cross-default with respect to the Company’s outstanding interest rate swap with respect to the foregoing;
•	cross-defaults among the Company’s credit facilities with respect to the foregoing; and
•	any related defaults or events of default resulting from the failure to give notice with respect to any of the foregoing.

The Relief Agreements, as supplemented by the April 1 agreements between the parties thereto, provide that the agent and consenting lenders will waive or forbear through 11:59 p.m. on April 21, 2014 to exercise their rights and remedies with respect to the foregoing potential or actual events of default, subject to earlier termination if a subsequent event of default occurs under the Company’s credit agreements other than those described above or if the Company breaches the terms of the Relief Agreements. Notwithstanding such waivers and forbearances, the fact that the Company did not make the scheduled amortization payment on March 31, 2014 constituted an event of default under its currently outstanding interest rate swap. In addition, under the indenture and supplemental indenture (the “Indenture”) governing its 5.0% Convertible Senior Notes issued on July 27, 2010 (the “2010 Notes”), its failure to make such payment would constitute an event of default under the Indenture if it fails to cure such default within 30 days after notice from the trustee under the Indenture.

On April 3, 2014, the Company and certain of its subsidiaries entered into the Support Agreement with the certain lenders under its 2007 Credit Facility, its $253 Million Term Loan Facility, and its $100 Million Term Loan Facility (the “Supporting Lenders”) and certain holders of its 2010 Notes (the “Supporting Noteholders” and, together with the Supporting Lenders, the “Supporting Creditors”).  Subject to the terms and conditions of the Support Agreement, the Company and the Supporting Creditors are bound to support the Company’s restructuring contemplated under the Support Agreement.  The Restructuring Term Sheet included in the Support Agreement (the “Term Sheet”) provides for the restructuring of the Company’s outstanding indebtedness through, among other things, the conversion of indebtedness under the 2007 Credit Facility and the 2010 Notes into equity of the reorganized Company; replacing the $253 Million Term Loan Facility and $100 Million Term Loan Facility with new senior secured credit facilities or amending the facilities to provide for extended maturity dates through August 2019 and certain other covenant modifications; and a $100 million rights offering.

The Support Agreement is subject to termination in respect of the obligations of the Company and the Supporting Creditors in respect of a particular credit facility or the indenture for the 2010 Notes (a “Debt Instrument”) by the mutual written agreement of the Company and Supporting Creditors holding more than 66 2/3% in amount of the principal outstanding under such Debt Instrument (“Required Supporting Creditors”). The Support Agreement is subject to termination in a number of other circumstances, including, without limitation:

•	by the Company following the occurrence of any of the events specified in the Support Agreement, including: (i) any Supporting Creditors’ material breach of its obligations under the Support Agreement that would reasonably be expected to have a material adverse impact on confirmation of the Plan and that remains uncured for the specified period; (ii) the Company’s board of directors determining, in good faith and upon the advice of its advisors, in its sole discretion, that (A) continued pursuit of the Restructuring is inconsistent with its fiduciary duties or (B) having received an unsolicited proposal or offer for an alternative transaction, that such alternative transaction is likely to be more favorable than the Restructuring and that continued support of the Restructuring pursuant to this Agreement would be inconsistent with its fiduciary obligations; or (iii) the issuance by any governmental authority of an injunction, judgment, decree or similar ruling or order preventing consummation of a material portion of the restructuring; or

•	with respect to the obligations of the Company and the Supporting Creditors in respect of a particular Debt Instrument, upon the occurrence of any of the events specified in the Support Agreement, including: (i) the “Definitive Documents” (as defined in the Term Sheet) filed by the Company include terms that are inconsistent with the Term Sheet; (ii) the filing by the Company of any motion for relief seeking certain specified actions; (iii) the entry by the Bankruptcy Court of certain specified orders; (iv) the Company’s material breach of its obligations under the Support Agreement that remains uncured for the specified period; (v) the Company’s failure to meet the milestones under the Support Agreement; (vi) the Company’s loss of the exclusive right to file or solicit acceptance of a chapter 11 plan; (vii) a termination event under the Cash Collateral order; or (viii) the issuance of an order, not subject to a stay of effectiveness pending appeal, by any court of competent jurisdiction or other governmental authority making illegal or restricting or preventing the restructuring in a manner that cannot be reasonably remedied by the Company.

The Support Agreement provides for a termination fee of $26.5 million payable to Supporting Lenders under the 2007 Credit Facility and Supporting Noteholders if the Support Agreement is terminated under certain circumstances and the Company consummates an alternative transaction.

The Support Agreement contemplates that the proposed plan of reorganization (the “Plan”) will be implemented through a voluntary bankruptcy case (the “Chapter 11 Case”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”), which may include the filing of bankruptcy petitions by subsidiaries of Genco Shipping & Trading Limited other than Baltic Trading Limited and its subsidiaries. The Support Agreement also provides for the agreement of the Company and the Supporting Creditors to a form of Cash Collateral Order, under which the use of cash collateral of the Company’s creditors will be permitted during the Chapter 11 Case for working capital purposes, other general corporate purposes, and costs and expenses of the Chapter 11 Case, in each instance in accordance with a budget to be determined.

There can be no assurance that the Company will be able to fulfill the requirements of the Support Agreement, some of which must be satisfied prior to the expiration of forbearances or waivers from its lenders.  Furthermore, commencement of the Chapter 11 Case will subject the Company to risks and uncertainties, and there can be no assurance that the Company  can successfully achieve its restructuring in the Chapter 11 Case.

In addition, for purposes of preparing financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the Company was required to assess future compliance with the original covenants at all quarterly measurement dates within twelve months from the date of such financial statements. The Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within twelve months of March 31, 2013. Accordingly, the outstanding debt under the 2007 Credit Facility, the $253 Million Term Loan Facility and the $100 Million Term Loan Facility (as defined in Note 9 — Debt) was reclassified as a current liability in the consolidated balance sheet beginning March 31, 2013 and remained classified as a current liability as of December 31, 2013.   If the Company fails to comply with its covenants under its credit facilities, the Company would also be in default under the Indenture for the 2010 Notes and its interest rate swaps.  Accordingly, the 2010 Notes and one swap previously classified as a long-term liability were likewise reclassified as current liabilities in the consolidated balance sheet beginning March 31, 2013 and remained classified as a current liability as of December 31, 2013.

Other General Information

At December 31, 2013, 2012 and 2011, GS&T’s fleet consisted of 53 vessels.

Below is the list of GS&T’s wholly owned ship-owning subsidiaries as of December 31, 2013:

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

On May 28, 2013, Baltic Trading Limited (“Baltic Trading”) closed an equity offering of 6,419,217 shares of Baltic Trading common stock at an offering price of $3.60 per share.  Baltic Trading received net proceeds of $21,564 after deducting underwriters’ fees and expenses.

On September 25, 2013, Baltic Trading closed an equity offering of 13,800,000 shares of Baltic Trading common stock at an offering price of $4.60 per share.  Baltic Trading received net proceeds of $59,474 after deducting underwriters’ fees and expenses.

On November 18, 2013, Baltic Trading closed an equity offering of 12,650,000 shares of Baltic Trading common stock at an offering price of $4.60 per share.  Baltic Trading received net proceeds of $55,125 after deducting underwriters’ fees and expenses.

Baltic Trading was a wholly-owned indirect subsidiary of GS&T until Baltic Trading completed its initial public offering, or IPO, on March 15, 2010.  As of December 31, 2013 and 2012, Genco Investments LLC owned 6,356,471 and 5,699,088 shares of Baltic Trading’s Class B Stock, which represented an 11.05% and 24.78% ownership interest in Baltic Trading, respectively, and 65.08% and 83.17% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock, respectively.  Additionally, pursuant to the Subscription Agreement between Genco Investments LLC and Baltic Trading, for so long as GS&T directly or indirectly holds at least 10% of the aggregate number of outstanding shares of Baltic Trading’s common stock and Class B stock, Genco Investments LLC will be entitled to receive an additional number of shares of Baltic Trading’s Class B stock equal to 2% of the number of common shares issued in the future, other than shares issued under Baltic Trading’s 2010 Equity Incentive Plan.  As such, when Baltic Trading closed the equity offerings of 6,419,217 shares on May 28, 2013, 13,800,000 shares on September 25, 2013 and 12,650,000 shares on November 18, 2013 as noted above, GS&T was issued 128,383, 276,000 and 253,000 shares, respectively, of Baltic Trading’s Class B Stock which represents 2% of the number of common shares issued.

Below is the list of Baltic Trading’s wholly owned ship-owning subsidiaries as of December 31, 2013:

Baltic Trading’s Wholly Owned Subsidiaries	Vessel	Dwt	Delivery Date	Year Built

Baltic Leopard Limited	Baltic Leopard	53,447	4/8/10	2009
Baltic Panther Limited	Baltic Panther	53,351	4/29/10	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10	2009
Baltic Jaguar Limited	Baltic Jaguar	53,474	5/14/10	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10	2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10	2010
Baltic Wind Limited	Baltic Wind	34,409	8/4/10	2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10	2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10	2010
Baltic Fox Limited	Baltic Fox	31,883	9/6/2013	2010
Baltic Hare Limited	Baltic Hare	31,887	9/5/2013	2009
Baltic Lion Limited	Baltic Lion	179,185	12/27/2013	2012
Baltic Tiger Limited	Baltic Tiger	179,185	11/26/2013	2011
Baltic Hornet Limited	Baltic Hornet	64,000	Q3 2014 (1)	2014 (1)
Baltic Wasp Limited	Baltic Wasp	64,000	Q4 2014 (1)	2014 (1)
Baltic Scorpion Limited	Baltic Scorpion	64,000	Q2 2015 (1)	2015 (1)
Baltic Mantis Limited	Baltic Mantis	64,000	Q3 2015 (1)	2015 (1)

(1)	Built dates and dates for vessels being delivered in the future are estimates based on guidance received from the sellers and the respective shipyards.

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

Mr. Georgiopoulos is the sole member of the Management Committee of Fleet Acquisition LLC, which currently retains 443,606 shares of the Company’s common stock of which Mr. Georgiopoulos may be deemed to be the beneficial owner.  As a result of the foregoing transaction in addition to grants of nonvested shares made to Mr. Georgiopoulos, Mr. Georgiopoulos may be deemed to beneficially own 6.27% of the Company’s common stock (including shares held through Fleet Acquisition LLC) at December 31, 2013.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP, which include the accounts of GS&T, its wholly-owned subsidiaries and Baltic Trading, a subsidiary in which the Company owns a majority of the voting interests and exercises control.  All intercompany accounts and transactions have been eliminated in consolidation.

Business geographics

The Company’s vessels regularly move between countries in international waters, over hundreds of trade routes and, as a result, the disclosure of geographic information is impracticable.

Vessel acquisitions

When the Company enters into an acquisition transaction, it determines whether the acquisition transaction was the purchase of an asset or a business based on the facts and circumstances of the transaction.  As is customary in the shipping industry, the purchase of a vessel is normally treated as a purchase of an asset as the historical operating data for the vessel is not reviewed nor is it  material to the Company’s decision to make such acquisition.

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

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer.  There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company.  At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses.  These differences in bunkers resulted in net gains of $567, $1,714 and $2,653 during the years ended December 31, 2013, 2012 and 2011, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

The Company records time charter revenues over the term of the charter as service is provided.  Revenues are recognized on a straight-line basis as the average revenue over the term of the respective time charter agreement.  The Company records spot market-related time charter revenues over the term of the charter as service is provided based on the rate determined based on the BDI for each respective billing period.  As such, the revenue earned by the Company’s vessels that are spot market-related time charters is subject to fluctuations of the spot market.  The Company recognizes voyage expenses when incurred.

Four of the Company’s vessels, the Genco Ocean, Genco Bay, Genco Avra and Genco Spirit, were chartered under spot market-related time charters which include a profit-sharing element.  The time charters for the Genco Ocean and Genco Bay ended during August 2013 and March 2013, respectively.  Under these charter agreements, the rate for the spot market-related time charter is linked with a floor of $9 and a ceiling of $14 daily with a 50% profit sharing arrangement to apply to any amount above the ceiling.  The rate is based on 115% of the average of the daily rates reflected in the daily reports of the Baltic Handysize Index.

At December 31, 2013 and 2012, five of GS&T’s vessels were in vessel pools.  Additionally, at December 31, 2013, four of Baltic Trading’s vessels were in vessel pools.  The Genco Explorer, Genco Pioneer, Genco Progress, Genco Reliance and Genco Sugar were in the LB/IVS Pool, a vessel pool trading in the spot market for which Lauritzen Bulkers A/S acts as the pool manager.  The Genco Pioneer and Genco Sugar were taken out of the LB/IVS Pool during October 2013 and entered the Clipper Logger Pool, a vessel pool trading in the spot market for which Clipper Group acts as the pool manager.  The Baltic Fox and Baltic Hare also entered the Clipper Logger Pool during September 2013.  Additionally, the Baltic Cougar and the Baltic Panther entered the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market for which Torvald Klaveness acts as pool manager, during August 2013.  Under pool arrangements, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue less voyage expenses generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these vessels is subject to the fluctuations of the spot market.  The Company recognizes revenue from these pool arrangements based on its portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after voyage expenses and pool manager fees.

Other operating income

During the years ended December 31, 2013, 2012 and 2011, the Company recorded other operating income of $121, $265 and $527 respectively.  Other operating income recorded during the years ended December 31, 2012 and 2011 consists of  $263 and $527, respectively, related to the second and third installments due on December 30, 2012 and 2011, respectively, from Samsun Logix Corporation (“Samsun”) pursuant to the rehabilitation plan which was approved by the South Korean courts.  Samsun did not remit the payment due to the Company on December 30, 2013 due to financial difficulties.  Other operating income during the year ended December 31, 2013 and 2012 also included $21 and $2, respectively, related to the settlement due from Korea Line Corporation (“KLC”) pursuant to the rehabilitation plan which was approved by the South Korean courts.  Additionally, other operating income during the year ended December 31, 2013 included $100 related to the receipt of 3,355 shares of stock of KLC as part of the aforementioned rehabilitation plan.   This investment has been designated as Available for Sale (“AFS”). Refer to Note 19 — Commitments and Contingencies for further information regarding the bankruptcy settlements with Samsun and KLC and Note 6 — Investments for further information regarding the investment in KLC shares.

Due from charterers, net

Due from charterers, net includes accounts receivable from charters, net of the provision for doubtful accounts.  At each balance sheet date, the Company records the provision based on a review of all outstanding charter receivables.  Included in the standard time charter contracts with the Company’s customers are certain performance parameters which, if not met, can result in customer claims.  As of December 31, 2013 and 2012, the Company had a reserve of $632 and $488, respectively, against the due from charterers balance and an additional accrual of $536 and $407, respectively, in deferred revenue, each of which is primarily associated with estimated customer claims against the Company including vessel performance issues under time charter agreements.

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

Vessels, net

Vessels, net is stated at cost less accumulated depreciation.  Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage.  The Company also capitalizes interest costs for a vessel under construction as a cost that is directly attributable to the acquisition of a vessel.  Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard.  Depreciation expense for vessels for the years ended December 31, 2013, 2012 and 2011 was $133,562, $133,111, and $130,080, respectively.

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

Depreciation and amortization expense for fixed assets for the years ended December 31, 2013, 2012 and 2011 was $1,481, $888 and $507, respectively.

Deferred drydocking costs

The Company’s vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating.  The Company defers the costs associated with the drydockings as they occur and amortizes these costs on a straight-line basis over the period between drydockings.  Costs deferred as part of a vessel’s drydocking include actual costs incurred at the drydocking yard; cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking.  If the vessel is drydocked earlier than originally anticipated, any remaining deferred drydock costs that have not been amortized are expensed at the end of the next drydock.

Amortization expense for drydocking for the years ended December 31, 2013, 2012 and 2011 was $5,700, $5,064, and $5,617, respectively.  All other costs incurred during drydocking are expensed as incurred.

Impairment of long-lived assets

The Company follows Accounting Standards Codification (“ASC”) Subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  If indicators of impairment are present, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets.  If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value.  Various factors including anticipated future charter rates, estimated scrap values, future drydocking costs and estimated vessel operating costs are included in this analysis.

For the years ended December 31, 2013, 2012 and 2011, no impairment charges were recorded on the Company’s long-lived assets.

Deferred financing costs

Deferred financing costs, included in other assets, consist of fees, commissions and legal expenses associated with securing loan facilities and other debt offerings and amending existing loan facilities.  These costs are amortized over the life of the related debt and are included in interest expense.

Cash and cash equivalents

The Company considers highly liquid investments such as money market funds and certificates of deposit with an original maturity of three months or less to be cash equivalents.

Investments

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”) and in KLC.  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  The investments in Jinhui and KLC have been designated as AFS and are reported at fair value, with unrealized gains and losses recorded in equity as a component of accumulated other comprehensive income (loss) (“AOCI”).  The Company classifies the investments as current or noncurrent assets based on the Company’s intent to hold the investments at each reporting date.

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

Based on the publicly traded requirement of the Section 883 regulations, GS&T believes that it qualified for exemption from income tax on income derived from the international operations of ships for 2013, 2012 and 2011.  In order to meet the publicly traded requirement, GS&T’s stock must be treated as being primarily and regularly traded for more than half the days of any such year.  Under the Section 883 regulations, GS&T’s qualification for the publicly traded requirement may be jeopardized if shareholders of the Company’s common stock that own five percent or more of the Company’s stock (“5% shareholders”) own, in the aggregate, 50% or more of the Company’s common stock for more than half the days of the year.  Management believes that during 2013, 2012 and 2011, the combined ownership of its 5% shareholders did not equal 50% or more of its common stock for more than half the days of 2013, 2012 and 2011, as applicable.

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

Baltic Trading is also incorporated in the Marshall Islands.  However, Baltic Trading did not qualify for an exemption under Section 883 upon consummation of its IPO because it did not satisfy the publicly traded requirement as described above.  Since Baltic Trading’s IPO was completed on March 15, 2010, the Company has indirectly owned shares of Baltic Trading’s Class B Stock which has provided the Company with over 50% of the combined voting power of all classes of Baltic Trading’s voting stock during 2013, 2012 and 2011.  As such, Baltic Trading is subject to income tax on its United States source income.  During the years ended December 31, 2013, 2012 and 2011, Baltic Trading had United States operations which resulted in United States source income of $1,664, $1,379 and $3,062.  Baltic Trading’s United States income tax expense for the years ended December 31, 2013, 2012 and 2011 was $34, $28 and $34, respectively.

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

Total revenue earned for these services during the years ended December 31, 2013, 2012 and 2011 was $7,856, $6,110 and $6,309, respectively, of which $4,571, $2,816 and $3,024, respectively, eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $4,235 associated with these activities for the year ended December 31, 2013.  This resulted in estimated tax expense of $1,864 for the year ended December 31, 2013.  After allocation of certain expenses, there was taxable income of $2,655 associated with these activities for the year ended December 31, 2012.  This resulted in estimated tax expense of $1,194 for the year ended December 31, 2012.  After allocation of certain expenses, there was taxable income of $2,787 associated with these activities for the year ended December 31, 2011.  This resulted in estimated tax expense of $1,351 for the year ended December 31, 2011.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned.  These amounts are recognized as income when earned.  Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues.  Refer to “Revenue and voyage expense recognition” above for description of the Company’s revenue recognition policy.

Comprehensive income

The Company follows ASC Subtopic 220-10, “Comprehensive Income” (“ASC 220-10”), which establishes standards for reporting and displaying comprehensive income and its components in financial statements.  Comprehensive income is comprised of net income and amounts related to the Company’s interest rate swaps accounted for as hedges, as well as unrealized gains or losses associated with the Company’s AFS investments.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers, cash and cash equivalents, deposits on vessels and interest rate swap agreements.  With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  The Company earned 100% of revenues from 48 customers in 2013, 43 customers in 2012 and 32 customers in 2011.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2013 and 2012.

For the year ended December 31, 2013, there were three customers that individually accounted for more than 10% of voyage revenues, Cargill International S.A., Swissmarine Services S.A. and Pacific Basin Chartering Ltd., which represented 21.45%, 18.73% and 10.30% of voyage revenues, respectively.  For the year ended December 31, 2012, there was one customer that individually accounted for more than 10% of voyage revenues, Cargill International S.A., which represented 31.27% of voyage revenues.  For the year ended December 31, 2011 there were two customers that individually accounted for more than 10% of voyage revenues, Cargill International S.A. and Swissmarine Services S.A., which represented 30.00% and 12.23% of voyage revenues, respectively.

At December 31, 2013, deposits on vessels consist primarily of progress payments due by Baltic Trading to the shipyard as per the newbuilding contracts with Yangfan Group Co., Ltd.  These payments are not held in an escrow account; however, Baltic Trading has a refund guarantee with the Bank of China in the case that Yangfan Group Co., Ltd. does not perform as required by the newbuilding contracts.  Refer to Note 5 – Vessel Acquisitions for further information.

At December 31, 2013 and 2012, the Company maintains all of its cash and cash equivalents with four financial institutions.  None of the Company’s cash and cash equivalent balances is covered by insurance in the event of default by these financial institutions.

At December 31, 2013 and 2012, the Company has four and five interest rate swap agreements, respectively, with DnB Bank ASA to manage interest costs and the risk associated with changing interest rates related to the 2007 Credit Facility.  None of the interest rate swap agreements are covered by insurance in the event of default by this financial institution.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments, such as amounts due to / due from charterers, accounts payable and long-term debt, approximate their individual carrying amounts as of December 31, 2013 and 2012 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities.

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

Recent accounting pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), to improve the transparency of changes in other comprehensive income (loss) (“OCI”) and items reclassified out of accumulated other income (loss) (“AOCI”).  The amendments in ASU 2013-02 are required to be applied prospectively and are effective for reporting periods beginning after December 15, 2012.  The adoption of ASU 2013-02 did not have any impact on the Company’s consolidated financial statements other than separately disclosing in the footnotes to the consolidated financial statements amounts reclassified out of AOCI and the individual line items in the  Consolidated Statement of Operations that are affected.  The Company has adopted ASU 2013-02 and the impact of adoption is not material to the Company’s consolidated financial statements.  Refer to Note 12 — Accumulated Other Comprehensive Income (Loss) for additional disclosure.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement” (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements.  This standard was effective for interim and annual periods beginning after December 15, 2011 and is applied on a prospective basis.  The Company adopted ASU 2011-04 effective January 1, 2012.  The impact of adoption was not material to the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  The standard does not change the items that must be reported for other comprehensive income, how such items are measured or when they must be reclassified to net income.  This standard was effective for interim and annual periods beginning after December 15, 2011 was to be applied retrospectively.  The FASB had deferred the requirement to present reclassification adjustments for each component of AOCI in both net income and other comprehensive income; however, this requirement was not reinstated and ASU 2013-02 was issued as noted above.  The Company adopted ASU 2011-05 and disclosed comprehensive income in our consolidated statements of comprehensive (loss) income. This guidance only affects financial statement presentation and has no impact on the Company’s consolidated results of operations, financial position and cash flows.

3 - SEGMENT INFORMATION

The Company determines its reportable segments based on the information utilized by the chief operating decision maker to assess performance.  Based on this information, the Company has two reportable operating segments, GS&T and Baltic Trading.  Both GS&T and Baltic Trading are engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.  GS&T seeks to deploy its vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market and Baltic Trading seeks to deploy its vessel charters in the spot market, which represents immediate chartering of a vessel, usually for single voyages, or employing vessels on spot market-related time charters or in vessel pools.  Segment results are evaluated based on net (loss) income.  The accounting policies applied to the reportable segments are the same as those used in the preparation of the Company’s consolidated financial statements.  Information about the Company’s reportable segments for the years ended December 31, 2013, 2012 and 2011 are as follows:

The following table presents a reconciliation of total voyage revenue from external (third party) customers for the Company’s two operating segments to total consolidated voyage revenue from external customers for the Company for the years ended December 31, 2013, 2012 and 2011.

	For the years ended December 31,
	2013	2012	2011
Voyage Revenue from External Customers
GS&T	$188,206	$195,855	$345,437
Baltic Trading	35,973	27,304	43,492
Total operating segments	224,179	223,159	388,929
Eliminating revenue	—	—	—
Total consolidated voyage revenue from external customers	$224,179	$223,159	$388,929

The following table presents a reconciliation of total intersegment revenue, which eliminates upon consolidation, for the Company’s two operating segments for the years ended December 31, 2013, 2012 and 2011.  The intersegment revenue noted in the following table represents revenue earned by GS&T pursuant to the management agreement entered into with Baltic Trading, which includes commercial service fees, technical service fees and sale and purchase fees, if any.

	For the years ended December 31,
	2013	2012	2011
Intersegment revenue
GS&T	$4,571	$2,816	$3,024
Baltic Trading	—	—	—
Total operating segments	4,571	2,816	3,024
Eliminating revenue	(4,571)	(2,816)	(3,024)
Total consolidated intersegment revenue	$—	$—	$—

The following table presents a reconciliation of total depreciation and amortization expense for the Company’s two operating segments to total consolidated depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011.  The eliminating depreciation and amortization expense noted in the following table consists of the elimination of intercompany transactions resulting from the depreciation expense associated with the 1% purchase fee due to GS&T from Baltic Trading pursuant to the Management Agreement.  The 1% purchase fee is capitalized as part of vessel assets by Baltic Trading and is depreciated over the remaining life of the vessel and therefore, the associated depreciation expense is eliminated upon consolidation.

	For the years ended December 31,
	2013	2012	2011
Depreciation and amortization
GS&T	$125,344	$124,405	$121,590
Baltic Trading	15,564	14,814	14,769
Total operating segments	140,908	139,219	136,359
Eliminating depreciation and amortization	(165)	(156)	(156)
Total consolidated depreciation and amortization	$140,743	$139,063	$136,203

The following table presents a reconciliation of total interest expense for the Company’s two operating segments to total consolidated interest expense for the years ended December 31, 2013, 2012 and 2011.  There is no eliminating interest expense as the interest incurred by each operating segment is related to each operating segment’s own debt facilities.

	For the years ended December 31,
	2013	2012	2011
Interest expense
GS&T	$83,761	$83,306	$82,300
Baltic Trading	4,455	4,252	4,422
Total operating segments	88,216	87,558	86,722
Eliminating interest expense	—	—	—
Total consolidated interest expense	$88,216	$87,558	$86,722

The following table presents a reconciliation of total net (loss) income for the Company’s two operating segments to total consolidated net (loss) income for the years ended December 31, 2013, 2012 and 2011.  The eliminating net (loss) income noted in the following table consists of the elimination of intercompany transactions between GS&T and Baltic Trading as well as dividends received by GS&T from Baltic Trading for its Class B shares of Baltic Trading.

	For the years ended December 31,
	2013	2012	2011
Net (loss) income
GS&T	$(144,054)	$(139,295)	$27,908
Baltic Trading	(11,392)	(17,270)	(430)
Total operating segments	(155,446)	(156,565)	27,478
Eliminating net income	1,575	1,211	2,410
Total consolidated net (loss) income	$(157,021)	$(157,776)	$25,068

The following table presents a reconciliation of total assets for the Company’s two operating segments to total consolidated net assets as of December 31, 2013 and December 31, 2012. The eliminating assets noted in the following table consist of the elimination of intercompany transactions resulting from the capitalization of fees paid to GS&T by Baltic Trading as vessel assets, including related accumulated depreciation, as well as the outstanding receivable balance due to GS&T from Baltic Trading as of December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012
Total assets
GS&T	$2,404,811	$2,482,486
Baltic Trading	557,367	364,370
Total operating segments	2,962,178	2,846,856
Eliminating assets	(4,924)	(3,485)
Total consolidated assets	$2,957,254	$2,843,371

The following table presents a reconciliation of total expenditures for vessel purchases, including vessel deposits, for the Company’s two operating segments to total consolidated expenditures for vessel purchases, including vessel deposits, for the years ended December 31, 2013, 2012 and 2011.  The eliminating expenditures for vessels noted in the following table consists primarily of the elimination of the 1% purchase fees due to GS&T from Baltic Trading pursuant to the Management Agreement which were paid by Baltic Trading to GS&T during the years ended December 31, 2013 and 2011.

	For the years ended December 31,
	2013	2012	2011
Expenditures for vessels
GS&T	$192	$1,155	$128,836
Baltic Trading	146,598	—	2,570
Total operating segments	146,790	1,155	131,406
Eliminating expenditures for vessels	(1,440)	—	(1,078)
Total consolidated expenditures for vessels	$145,350	$1,155	$130,328

4 - CASH FLOW INFORMATION

As of December 31, 2013 and 2012, the Company had four and five interest rate swaps, respectively, which are described and discussed in Note 11 — Interest Rate Swap Agreements.  At December 31, 2013, the fair value of the four interest rate swaps are in a liability position of $6,975, all of which was classified within current liabilities.  At December 31, 2012, the five interest rate swaps were in a liability position of $16,052, $7 of which was classified within current liabilities.

For the year ended December 31, 2013, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $618 for the purchase of vessels, including deposits and $122 for the purchase of other fixed assets.  For the year ended December 31, 2013, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $78 associated with deferred financing fees and $111 for the payment of common stock issuance costs by its subsidiary.  Additionally, for the year ended December 31, 2013, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in current interest payable consisting of $13,199 associated with deferred financing fees.

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

For the year ended December 31, 2011, the Company made a reclassification of $13,718 from deposits on vessels to vessels, net of accumulated depreciation, due to the completion of the purchase of the Genco Rhone, Genco Avra, Genco Mare and Genco Spirit.  No such reclassifications were made during the years ended December 31, 2013 and 2012.

During the years ended December 31, 2013, 2012 and 2011, cash paid for interest, net of amounts capitalized and including bond coupon interest paid, was $75,133, $79,373 and $81,256 respectively.

During the years ended December 31, 2013, 2012 and 2011, cash paid for estimated income taxes was $1,275, $1,216 and $1,120 respectively.

On May 16, 2013, the Company made grants of nonvested common stock in the amount of 200,634 shares in the aggregate to directors of the Company.  The grant date fair value of such nonvested stock was $315.  This grant was made under the Genco Shipping & Trading Limited 2012 Equity Incentive Plan.

On May 17, 2012, November 7, 2012 and December 13, 2012, the Company made grants of nonvested common stock in the amount of 15,000, 2,500 and 52,500 shares, respectively, to directors of the Company.  The grant date fair value of such nonvested stock was $53, $7 and $141, respectively. These shares vested on May 16, 2013.  On December 13, 2012, the Board of Directors approved a grant of 100,000 shares of nonvested common stock to Peter C. Georgiopoulos, Chairman of the Board, which had a grant date fair value of $268.  Lastly, on December 13, 2012, the Company granted 294,175 shares of nonvested stock to certain employees.  The grant date fair value of such nonvested stock was $788.  These grants were made under the Genco Shipping & Trading Limited 2005 and 2012 Equity Incentive Plans.

On May 12, 2011, the Company made grants of nonvested common stock in the amount of 15,000 shares in the aggregate to directors of the Company.  The grant date fair value of such nonvested stock was $120.  These shares vested on May 17, 2012.  On December 28, 2011, the Board of Directors approved a grant of 100,000 shares of nonvested common stock to Peter C. Georgiopoulos, which had a grant date fair value of $639.  Lastly, on December 28, 2011, the Company granted 242,500 shares of nonvested stock to certain employees.  The grant date fair value of such nonvested stock was $1,550.  These grants were made under the Genco Shipping & Trading Limited 2005 Equity Incentive Plan.

On May 16, 2013, Baltic Trading made grants of nonvested common stock in the amount of 59,680 shares to directors of Baltic Trading.  The grant date fair value of such nonvested stock was $225.  Additionally, on December 19, 2013, 539,000 and 400,000 shares of Baltic Trading’s nonvested common stock were granted to Peter C. Georgiopoulos, Chairman of the Board of Baltic Trading, and John Wobensmith, Baltic Trading’s President and Chief Financial Officer, respectively.  The grant date fair value of such nonvested stock was $5,371.

On May 17, 2012 and December 13, 2012, Baltic Trading made grants of nonvested common stock in the amount of 12,500 and 37,500 shares, respectively, to directors of Baltic Trading.  The grant date fair value of such nonvested stock was $48 and $113, respectively.  These shares vested on May 16, 2013.  Additionally, on December 13, 2012, 166,666 and 83,333 shares of Baltic Trading’s nonvested common stock were granted to Peter C. Georgiopoulos and John Wobensmith, respectively.  The grant date fair value of such nonvested stock was $750.

On May 12, 2011, Baltic Trading made grants of nonvested common stock in the amount of 12,500 shares to directors of Baltic Trading.  The grant date fair value of such nonvested stock was $87.  These shares vested on May 17, 2012.  Additionally, on December 21, 2011, 80,000 and 25,000 shares of Baltic Trading’s nonvested common stock were granted to Peter C. Georgiopoulos and John Wobensmith, respectively.  The grant date fair value of such nonvested stock was $515.  All of the aforementioned grants of Baltic Trading’s nonvested common stock were made under the Baltic Trading 2010 Equity Incentive Plan.

5 - VESSEL ACQUISITIONS

On July 2, 2013, Baltic Trading entered into agreements to purchase two Handysize drybulk vessels from subsidiaries of Clipper Group for an aggregate purchase price of $41,000.  The Baltic Hare, a 2009-built Handysize vessel, was delivered on September 5, 2013 and the Baltic Fox, a 2010-built Handysize vessel, was delivered on September 6, 2013.  Baltic Trading financed the vessel purchases with proceeds from its May 28, 2013 common stock offering and borrowings under its $22 Million Term Loan Facility entered into on August 30, 2013.  Refer to Note 9 – Debt below for further information regarding the Baltic Trading $22 Million Term Loan Facility.

On October 31, 2013, Baltic Trading entered into agreements to purchase two Capesize drybulk vessels from affiliates of SK Shipping Co. Ltd. for an aggregate purchase price of $103,000.  The Baltic Lion, a 2012-built Capesize vessel, was delivered on December 27, 2013, and the Baltic Tiger, a 2011-built Capesize vessel, was delivered on November 26, 2013.  Baltic Trading financed the vessel purchases with cash on hand and borrowings under its $44 Million Term Loan Facility entered into on December 3, 2013.  Refer to Note 9 – Debt below for further information regarding the Baltic Trading $44 Million Term Loan Facility.

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate.  Baltic Trading agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which the Company exercised on January 8, 2014.  These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion.  The purchases are subject to completion of customary additional documentation and closing conditions.  The Baltic Hornet and Baltic Wasp are expected to be delivered to Baltic Trading during the third and fourth quarters of 2014, respectively.  The Baltic Scorpion and the Baltic Mantis are expected to be delivered to Baltic Trading during the second and third quarters of 2015, respectively.  As of December 31, 2013, there is $1,013 of deposits on vessels related to the Baltic Hornet and the Baltic Wasp.  Baltic Trading intends to use a combination of cash on hand, future cash flow from operations as well as commercial bank debt to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

Refer to Note 1 — General Information for a listing of the vessel delivery dates for the vessels in the Company’s fleet and the estimated delivery dates for vessels that Baltic Trading has entered into agreements to purchase.

Two of the Handysize vessels acquired from Metrostar during the year ended December 31, 2011 by GS&T had existing below market time charters at the time of the acquisitions.  During the year ended December 31, 2011, GS&T recorded a liability for time charters acquired of $578 which is being amortized as an increase to voyage revenues during the remaining term of each respective time charter.  There were no vessels acquired during the years ended December 31, 2013 and 2012 that had existing time charters.  Below market time charters, including those acquired during previous years, were amortized as an increase in revenue in the amount of $334, $746 and $1,611 for the years ended December 31, 2013, 2012 and 2011, respectively.  The remaining unamortized fair market value of time charter acquired at December 31, 2013 and December 31, 2012 is $84 and $418 respectively.  This balance will be amortized into revenue over a weighted-average period of 0.56 years and will be amortized as follows: $84 for 2014.

Capitalized interest expense associated with newbuilding contracts for the years ended December 31, 2013, 2012 and 2011 was $0, $0 and $179, respectively.

6 —INVESTMENTS

The Company holds an investment in the capital stock of Jinhui and the stock of KLC.  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  These investments are designated as AFS and are reported at fair value, with unrealized gains and losses recorded in equity as a component of AOCI.  At December 31, 2013 and 2012, the Company held 16,335,100 shares of Jinhui capital stock which is recorded at its fair value of $77,488 and $20,988, respectively, based on the closing price on December 30, 2013 and December 28, 2012, respectively.  At December 31, 2013 and 2012, the Company held 3,355 and 0 shares, respectively, of KLC stock which is recorded at its fair value of $82 and $0, respectively.  The fair value at December 31, 2013 of the investment in KLC shares is based on the closing price on December 30, 2013.

The Company reviews the investment in Jinhui and KLC for impairment on a quarterly basis.  There were no impairment charges recognized during the years ended December 31, 2013, 2012 and 2011.

The unrealized gains (losses) for the Jinhui capital stock and KLC stock are a component of AOCI since this investment is designated as an AFS security.

Refer to Note 12 — Accumulated Other Comprehensive Income (Loss) for a breakdown of the components of AOCI.

7 - NET (LOSS) INCOME PER SHARE

The computation of basic net (loss) income per share is based on the weighted-average number of common shares outstanding during the year.  The computation of diluted net (loss) income per share assumes the vesting of nonvested stock awards (refer to Note 21 — Nonvested Stock Awards), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 880,465 nonvested shares outstanding at December 31, 2013 (refer to Note 21 — Nonvested Stock Awards), all are anti-dilutive.  The Company’s diluted net (loss) income per share will also reflect the assumed conversion under the Company’s convertible debt if the impact is dilutive under the “if converted” method. The impact of the shares convertible under the Company’s convertible notes is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The components of the denominator for the calculation of basic net (loss) income per share and diluted net (loss) income per share are as follows:

	Years Ended December 31,
	2013	2012	2011

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	43,249,070	41,727,075	35,179,244

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	43,249,070	41,727,075	35,179,244

Dilutive effect of convertible notes	—	—	—

Dilutive effect of restricted stock awards	—	—	78,961

Weighted-average common shares outstanding, diluted	43,249,070	41,727,075	35,258,205

The following table sets forth a reconciliation of the net (loss) income attributable to GS&T and the net (loss) income attributable to GS&T for diluted net (loss) income per share under the “if-converted” method:

	Years Ended December 31,
	2013	2012	2011

Net (loss) income attributable to GS&T	$(147,741)	$(144,928)	$25,386

Interest expense related to convertible notes, if dilutive	—	—	—

Net (loss) income attributable to GS&T for the computation of diluted net (loss) income per share	$(147,741)	$(144,928)	$25,386

8 - RELATED PARTY TRANSACTIONS

The following represent related party transactions reflected in these consolidated financial statements:

The Company makes available employees performing internal audit services to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.  For the years ended December 31, 2013, 2012 and 2011, the Company invoiced $145, $175 and $241, respectively, to GMC which includes time associated with such internal audit services and other expenditures.  Additionally, during the years ended December 31, 2013, 2012 and 2011, the Company incurred travel and other expenditures totaling $133, $87 and $179, respectively, reimbursable to GMC or its service provider.  At December 31, 2013 and 2012, the amount due to GMC from the Company was $16 and $12, respectively.

During the years ended December 31, 2013, 2012 and 2011, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $48, $11, and $54, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At December 31, 2013 and 2012, the amount due to Constantine Georgiopoulos was $25 and $0, respectively.

During the year ended December 31, 2011, the Company utilized the services of North Star Maritime, Inc. (“NSM”) which is owned and operated by one of GS&T’s directors, Rear Admiral Robert C. North, USCG (ret.).  NSM, a marine industry consulting firm, specializes in international and domestic maritime safety, security and environmental protection issues.  NSM billed $0, $0 and $2 for services rendered during the years ended December 31, 2013, 2012 and 2011, respectively.   There are no amounts due to NSM at December 31, 2013 and 2012.

GS&T and Baltic Trading have entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the their fleets.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is Chairman of the Board of Aegean.  During the years ended December 31, 2013, 2012 and 2011, Aegean supplied lubricating oils to the Company’s vessels aggregating $1,521, $1,517 and $1,908, respectively.  At December 31, 2013 and 2012, $263 and $278 remained outstanding, respectively.

During the years ended December 31, 2013, 2012 and 2011, the Company invoiced MEP for technical services provided and expenses paid on MEP’s behalf aggregating $3,430, $3,396 and $3,364, respectively.  Peter C. Georgiopoulos, Chairman of the Board, controls and has a minority interest in MEP.  At December 31, 2013 and 2012, $7 and $5, respectively, was due to the Company from MEP.  Total service revenue earned by the Company for technical services provided to MEP for the years ended December 31, 2013, 2012 and 2011 was $3,285, $3,294 and $3,285, respectively.

9 - DEBT

Long-term debt consists of the following:

	December 31, 2013	December 31, 2012

2007 Credit Facility	$1,055,912	$1,055,912
$ 100 Million Term Loan Facility	75,484	75,484
$ 253 Million Term Loan Facility	180,793	180,793
2010 Baltic Trading Credit Facility	102,250	101,250
Baltic Trading $ 22 Million Term Loan Facility	21,625	—
Baltic Trading $ 44 Million Term Loan Facility	44,000	—
Less: Current portion	(1,316,439)	—

Long-term debt	$163,625	$1,413,439

Refer to Note 1 – General Information for additional information regarding the potential filing for bankruptcy protection, Relief Agreements and actual or potential defaults relating to the Company’s indebtedness.  As such, in accordance with applicable accounting guidance, the Company has classified its long-term debt related to the 2007 Credit Facility, $100 Million Term Loan Facility and $253 Million Term Loan Facility as a current liability in its consolidated balance sheet as of December 31, 2013.

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

As required under the August 2012 Agreements, the Company prepaid $57,893 under its 2007 Credit Facility, $30,450 under its $253 Million Term Loan Facility, and $11,538 under its $100 Million Term Loan Facility on August 1, 2012.  The prepayment under the 2007 Credit Facility was applied to the final payment due under the facility.  The prepayments under the other two facilities were applied in order of maturity and fulfilled all scheduled amortization payments through December 31, 2013 under these facilities.  In addition, lenders under the 2007 Credit Facility will receive a fee equal to 1.25% of the principal amount outstanding following such prepayment, or $13,199, on the earlier date of the maturity date of this facility or the date on which all obligations under this facility have been paid in full.  The $13,199 has been recorded as current interest payable in current liabilities in the consolidated balance sheet at December 31, 2013 which is consistent with the classification of the principal amount of the 2007 Credit Facility, see “2007 Credit Facility” section below for further information.

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

2007 Credit Facility

On July 20, 2007, the Company entered into the 2007 Credit Facility with DnB Nor Bank ASA for the purpose of acquiring nine Capesize vessels and refinancing the Company’s existing 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent.  The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the 2005 Credit Facility and the Short-Term Line, and these two facilities have accordingly been terminated.  During the years ended December 31, 2012 and 2011, total repayments of $118,588 and $102,500 were made, respectively.  The $118,588 of repayments made during 2012 includes the $57,893 of repayments made during 2012 pursuant to the August 2012 Agreements, as noted in the “August 2012 Credit Facility Agreements” section hereof.  The $102,500 of repayments made during 2011 includes the $52,500 prepayment of debt made during 2011 pursuant to the December 2011 Agreements, as noted in the “December 2011 Credit Facility Amendments” section herein.  As of December 31, 2013 and 2012, $1,055,912 was outstanding under the 2007 Credit Facility.  As of December 31, 2013, the Company has utilized its maximum borrowing capacity under the 2007 Credit Facility.

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

As of December 31, 2013, the Company believed it was in compliance with all of the financial covenants under its 2007 Credit Facility, as amended.  However, as of December 31, 2013, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the debt outstanding under this facility of $1,055,912 was classified as a current liability in the consolidated balance sheet as of December 31, 2013.

The following table sets forth the repayment of the outstanding debt of $1,055,912 at December 31, 2013 under the 2007 Credit Facility, as amended, although the total debt outstanding debt under this facility of $1,055,912 has been classified as a current liability as noted above:

Year Ending December 31,	Total

2014	$192,780
2015	192,780
2016	144,585
2017	525,767
Total debt	$1,055,912

See Note 1 – General Information – Relief Agreements for a description of the agreement the Company entered into to obtain forbearances with respect to certain events of default relating to the 2007 Credit Facility and the Company’s restructuring plans, including an anticipated filing for bankruptcy protection.

$100 Million Term Loan Facility

On August 12, 2010, the Company entered into the $100 Million Term Loan Facility with Crédit Agricole Corporate and Investment Bank, which is also acting as Agent and Security Trustee; and Crédit Industriel et Commercial; and Skandinaviska Enskilda Banken AB (publ) are the lenders under the facility.  The Company has used the $100 Million Term Loan Facility to fund or refund to the Company a portion of the purchase price of the acquisition of five vessels from Metrostar (Refer to Note 5 — Vessel Acquisitions).  Under the terms of the facility, the $100 Million Term Loan Facility was drawn down in five equal tranches of $20,000 each, with one tranche per vessel.  The $100 Million Term Loan Facility has a final maturity date of seven years from the date of the first drawdown, or August 17, 2017, and borrowings under the facility bear interest at LIBOR for an interest period of one, three or six months (as elected by the Company), plus 3.00% per annum.  A commitment fee of 1.35% is payable on the undrawn committed amount of the $100 Million Term Loan Facility, which began accruing on August 12, 2010.  Borrowings are to be repaid quarterly, with the outstanding principal amortized on a 13-year profile, with any outstanding amount under the $100 Million Term Loan Facility to be paid in full on the final maturity date.  Repaid amounts are no longer available and cannot be reborrowed.  Borrowings under the $100 Million Term Loan Facility are secured by liens on the five Metrostar vessels purchased by GS&T and other related assets.  Certain of the Company’s wholly-owned ship-owning subsidiaries, each of which own one of the five Metrostar vessels, will act as guarantors under the $100 Million Term Loan Facility.

During the years ended December 31, 2013 and 2012, total repayments of $0 and $15,385 were made, respectively.  The $15,385 of repayments made during 2012 includes the $11,538 prepayment of debt made during 2012 pursuant to the August 2012 Agreements, as noted in the “August 2012 Credit Facility Agreements” section herein.  As of December 31, 2013, the Company has utilized its maximum borrowing capacity under the $100 Million Term Loan Facility.

The $100 Million Term Loan Facility requires the Company to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, interest coverage and dividends; minimum working capital requirements; collateral maintenance requirements; and other covenants, most of which are in principle and calculation similar to the Company’s covenants under the existing 2007 Credit Facility.  The $100 Million Term Loan Facility includes usual and customary events of default and remedies for facilities of this nature.  Refer to the “August 2012 Credit Facility Agreements” and “December 2011 Credit Facility Agreements” sections above for waivers obtained for specific covenants under this credit facility.

As of December 31, 2013, the Company believed it was in compliance with all of the financial covenants under the $100 Million Term Loan Facility, as amended.  However, as of December 31, 2013, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the debt outstanding under this facility of $75,484 has been classified as a current liability in the consolidated balance sheet as of December 31, 2013.

The following table sets forth the repayment of the outstanding debt of $75,484 at December 31, 2013 under the $100 Million Term Loan Facility, although the total debt outstanding debt under this facility of $75,484 has been classified as a current liability as noted above:

Year Ending December 31,	Total

2014	$7,692
2015	7,692
2016	7,692
2017	52,408
Total debt	$75,484

See Note 1 – General Information – Relief Agreements for a description of the agreement the Company entered into to obtain waivers with respect to certain events of default relating to the $100 Million Term Loan Facility and the Company’s restructuring plans, including an anticipated filing for bankruptcy protection.

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

As of December 31, 2013, total drawdowns of $253,000 have been made under the $253 Million Term Loan Facility to fund or refund to the Company a portion of the purchase price of the 12 Bourbon vessels delivered during the third quarter of 2010 and the Bourbon vessel delivered during the first quarter of 2011.  Refer to Note 1 — General Information for a listing of the vessels delivered.  Total required debt repayments of $0 and $40,600 were made during the years ended December 31, 2013 and 2012.  The $40,600 of repayments made during 2012 includes the $30,450 prepayment of debt made during 2012 pursuant to the August 2012 Credit Facility Agreements, as noted in the “August 2012 Credit Facility Agreements” section above.  As of December 31, 2013, the Company has utilized its maximum borrowing capacity under the $253 Million Term Loan Facility.

The $253 Million Term Loan Facility requires the Company to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, liquidity and interest coverage; dividends; collateral maintenance requirements; and other covenants, most of which are in principle and calculation similar to our covenants under the existing 2007 Credit Facility.  As of December 31, 2013 and 2012, the Company had deposited $9,750 that has been reflected as restricted cash.  Restricted cash will be released only if the underlying collateral is sold or disposed of.  The $253 Million Term Loan Facility includes usual and customary events of default and remedies for facilities of this nature.  Refer to the “December 2011 Credit Facility Agreements” section herein for waivers obtained for specific covenants under this credit facility.

As of December 31, 2013, the Company believed it was in compliance with all of the financial covenants under the $253 Million Term Loan Facility, as amended.  However, as of December 31, 2013, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the debt outstanding under this facility of $180,793 has been classified as a current liability and the restricted cash related to this facility has been classified as a current asset as of December 31, 2013 in the consolidated balance sheet.

The following table sets forth the repayment of the outstanding debt of $180,793 at December 31, 2013 under the $253 Million Term Loan Facility, although the total debt outstanding debt under this facility of $180,793 has been classified as a current liability as noted above:

Year Ending December 31,	Total

2014	$20,300
2015	160,493
Total debt	$180,793

See Note 1 – General Information – Relief Agreements for a description of the agreement the Company entered into to obtain waivers with respect to certain events of default relating to the $253 Million Term Loan Facility and the Company’s restructuring plans, including an anticipated filing for bankruptcy protection.

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

•	The requirement that certain additional vessels acquired by Baltic Trading be mortgaged as collateral under the 2010 Baltic Trading Credit Facility was eliminated.

•	Restrictions on the incurrence of indebtedness by Baltic Trading and its subsidiaries were amended to apply only to those subsidiaries acting as guarantors under the 2010 Baltic Trading Credit Facility.

•	The total commitment under this facility was reduced to $110,000 and will be further reduced in three consecutive semi-annual reductions of $5,000 commencing on May 30, 2015. On the maturity date, November 30, 2016, the total commitment will reduce to zero and all borrowings must be paid in full.

•	Borrowings bear interest at an applicable margin over LIBOR of 3.00% per annum if the ratio of the maximum facility amount of the aggregate appraised value of vessels mortgaged under the facility is 55% or less, measured quarterly; otherwise, the applicable margin is 3.35% per annum.

•	Financial covenants corresponding to the liquidity and leverage under the Baltic Trading $22 Million Term Loan Facility (as defined below) have been incorporated into the 2010 Baltic Trading Credit Facility.

A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Baltic Trading Credit Facility, which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the August 2013 Amendment, Baltic Trading paid an upfront fee of $275.  Of the total original facility amount of $150,000, $25,000 is available for working capital purposes.  On May 9, 2013, the Company drew down $1,000 for working capital purposes.

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

The 2010 Baltic Trading Credit Facility requires Baltic Trading to comply with a number of covenants, including financial covenants related to liquidity, consolidated net worth, and collateral maintenance; delivery of quarterly and annual financial statements and annual projections; maintaining adequate insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of Baltic Trading’s initial vessels; restrictions on consolidations, mergers or sales of assets; restrictions on changes in the Manager of Baltic Trading’s initial vessels (or acceptable replacement vessels); limitations on changes to the Management Agreement; limitations on liens; limitations on additional indebtedness; restrictions on paying dividends; restrictions on transactions with affiliates; and other customary covenants.

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

As of December 31, 2013, $7,750 remained available under the 2010 Baltic Trading Credit Facility as the total commitment was reduced to $110,000 pursuant to the August 2013 Amendment.  The total available working capital borrowings of $25,000 are subject to the total remaining availability under the 2010 Baltic Trading Credit Facility; therefore, only $7,750 is available for working capital purposes as of December 31, 2013.

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

The Company believes it is in compliance with all of the financial covenants under the 2010 Baltic Trading Credit Facility as of December 31, 2013.

The following table sets forth the repayment of the outstanding debt of $102,250 at December 31, 2013 under the 2010 Baltic Trading Credit Facility:

Year Ending December 31,	Total

2014	$—
2015	2,250
2016	100,000
Total debt	$102,250

Baltic Trading $22 Million Term Loan Facility

On August 30, 2013, Baltic Hare Limited and Baltic Fox Limited, wholly-owned subsidiaries of Baltic Trading, entered into a secured loan agreement with DVB Bank SE for a term loan facility of up to $22,000 (the “Baltic Trading $22 Million Term Loan Facility”).  Amounts borrowed and repaid under the Baltic Trading $22 Million Term Loan Facility may not be reborrowed.  This facility has a maturity date of the sixth anniversary of the drawdown date for borrowings for the second vessel to be purchased, or September 4, 2019.  Borrowings under the Baltic Trading $22 Million Term Loan Facility bear interest at the three-month LIBOR rate plus an applicable margin of 3.35% per annum. A commitment fee of 1.00% per annum is payable on the unused daily portion of the credit facility, which began accruing on August 30, 2013 and ended on September 4, 2013, the date which the entire $22,000 was borrowed.  Borrowings are to be repaid in 23 quarterly installments of $375 each commencing three months after the last vessel delivery date, or December 4, 2013, and a final payment of $13,375 due on the maturity date.
Borrowings under the Baltic Trading $22 Million Term Loan Facility are secured by liens on Baltic Trading’s vessels purchased with borrowings under the facility, namely the Baltic Fox and the Baltic Hare, and other related assets.  Under a Guarantee and Indemnity entered into concurrently with the Baltic Trading $22 Million Term Loan Facility, Baltic Trading agreed to guarantee the obligations of its subsidiaries under the Baltic Trading $22 Million Term Loan Facility.

The Baltic Trading $22 Million Term Loan Facility also requires Baltic Trading, Baltic Hare Limited and Baltic Fox Limited to comply with a number of covenants, including financial covenants related to liquidity, leverage, consolidated net worth, and collateral maintenance; delivery of quarterly and annual financial statements and annual projections; maintaining adequate insurances; compliance with laws (including environmental); maintenance of flag and class of the initial vessels; restrictions on consolidations, mergers or sales of assets; limitations on changes in the manager of the Baltic Trading’s vessels; limitations on changes to the Management Agreement; limitations on liens and additional indebtedness; prohibitions on paying dividends if an event of default has occurred or would occur as a result of payment of a dividend; restrictions on transactions with affiliates; and other customary covenants. The liquidity covenants under the facility require Baltic Hare Limited and Baltic Fox Limited to maintain $500 each in their cash accounts and Baltic Trading to maintain $750 for each vessel in its fleet in cash or cash equivalents plus undrawn working capital lines of credit. The facility’s leverage covenant requires that the ratio of Baltic Trading’s total financial indebtedness to the value of its total assets as adjusted based on vessel appraisals not exceed 70%. The facility also requires that Baltic Trading maintain a minimum consolidated net worth of $232,796 plus fifty percent of the value of Baltic Trading’s equity offerings completed on or after May 28, 2013. The facility’s collateral maintenance covenant requires that the minimum fair market value of vessels mortgaged under the facility be 130% of the amount outstanding under the facility through August 30, 2016 and 135% of such amount thereafter.

On September 4, 2013, Baltic Hare Limited and Baltic Fox Limited made drawdowns of $10,730 and $11,270 for the Baltic Hare and the Baltic Fox, respectively.  As of December 31, 2013, Baltic Trading has utilized its maximum borrowing capacity of

$22,000 and there was no further availability.  At December 31, 2013, the total outstanding debt balance is $21,625 as required repayments began on December 4, 2013.

As of December 31, 2013, the Company believes it is in compliance with all of the financial covenants under the $22 Million Term Loan Facility.

The following table sets forth the repayment of the outstanding debt of $21,625 at December 31, 2013 under the Baltic Trading $22 Million Term Loan Facility:

Year Ending December 31,	Total

2014	$1,500
2015	1,500
2016	1,500
2017	1,500
2018	1,500
Thereafter	14,125

Total debt	$21,625

Baltic Trading $44 Million Term Loan Facility

On December 3, 2013, Baltic Tiger Limited and Baltic Lion Limited, wholly-owned subsidiaries of Baltic Trading, entered into a secured loan agreement with DVB Bank SE for a term loan facility of up to $44,000 (the “Baltic Trading $44 Million Term Loan Facility”).  Amounts borrowed and repaid under the Baltic Trading $44 Million Term Loan Facility may not be reborrowed.  The Baltic Trading $44 Million Term Loan Facility has a maturity date of the sixth anniversary of the drawdown date for borrowings for the second vessel to be purchased, or December 23, 2019.  Borrowings under the Baltic Trading $44 Million Term Loan Facility bear interest at the three-month LIBOR rate plus an applicable margin of 3.35% per annum. A commitment fee of 0.75% per annum was payable on the unused daily portion of the credit facility, which began accruing on December 3, 2013 and ended on December 23, 2013, the date on which the entire $44,000 was borrowed.  Borrowings are to be repaid in 23 quarterly installments of $688 each commencing three months after the last drawdown date, or March 24, 2014, and a final payment of $28,188 due on the maturity date.

Borrowings under the Baltic Trading $44 Million Term Loan Facility are secured by liens on Baltic Trading’s vessels to be financed or refinanced with borrowings under the facility, namely the Baltic Tiger and the Baltic Lion, and other related assets. Upon the prepayment of $18 million plus any additional amounts necessary to maintain compliance with the collateral maintenance covenant, the Company may have the lien on the Baltic Tiger released. Under a Guarantee and Indemnity entered into concurrently with the Baltic Trading $44 Million Term Loan Facility, Baltic Trading agreed to guarantee the obligations of its subsidiaries under the Baltic Trading $44 Million Term Loan Facility.

The Baltic Trading $44 Million Term Loan Facility also requires Baltic Trading, Baltic Tiger Limited and Baltic Lion Limited to comply with a number of covenants, including financial covenants related to liquidity, leverage, consolidated net worth, and collateral maintenance; delivery of quarterly and annual financial statements and annual projections; maintaining adequate insurances; compliance with laws (including environmental); maintenance of flag and class of the initial vessels; restrictions on consolidations, mergers or sales of assets; limitations on changes in the manager of the Baltic Trading’s vessels; limitations on changes to the Management Agreement; limitations on liens and additional indebtedness; prohibitions on paying dividends if an event of default has occurred or would occur as a result of payment of a dividend; restrictions on transactions with affiliates; and other customary covenants.  The liquidity covenants under the facility require Baltic Tiger Limited and Baltic Lion Limited to maintain $1,000 each in their cash accounts and Baltic Trading to maintain $750 for each vessel in its fleet in cash or cash equivalents plus undrawn working capital lines of credit.  The facility’s leverage covenant requires that the ratio of Baltic Trading’s total financial indebtedness to the value of its total assets as adjusted based on vessel appraisals not exceed 70%.  The facility also requires that Baltic Trading maintain a minimum consolidated net worth of $232,796 plus fifty percent of the value of any primary equity offerings of Baltic Trading after April 30, 2013.  The facility’s collateral maintenance covenant requires that the minimum fair market value of vessels mortgaged under the facility be 125% of the amount outstanding under the facility.

On December 23, 2013, Baltic Tiger Limited and Baltic Lion Limited made two drawdowns of $21,400 and $22,600 for the Baltic Tiger and Baltic Lion, respectively.  As of December 31, 2013, Baltic Trading has utilized its maximum borrowing capacity of $44,000 and there was no further availability.

As of December 31, 2013, the Company believes it is in compliance with all of the financial covenants under the Baltic Trading $44 Million Term Loan Facility.

The following table sets forth the repayment of the outstanding debt of $44,000 at December 31, 2013 under the Baltic Trading $44 Million Term Loan Facility:

Year Ending December 31,	Total

2014	$2,750
2015	2,750
2016	2,750
2017	2,750
2018	2,750
Thereafter	30,250

Total debt	$44,000

Change of Control

If the Company’s ownership in Baltic Trading were to decrease to less than 10% of the aggregate number of shares of common stock and Class B Stock of Baltic Trading, the outstanding Baltic Trading Class B Stock held by the Company would automatically convert into common stock, and the voting power held by the Company in Baltic Trading would likewise decrease to less than 30%.  This would result in a change of control as defined under the Baltic Trading 2010 Credit Facility, the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility, and would therefore constitute an event of default.  Additionally, a change of control constituting an event of default under Baltic Trading’s credit facilities would also occur if any party other than the Company or certain other permitted holders beneficially owns more than 30% of the Company’s outstanding voting or economic equity interests, which may occur if a party were deemed to control Genco.  Refer to Note 1 – General Information for discussion of the Company’s current economic status.

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

	Year ended December 31,
	2013	2012	2011
Effective Interest rate	4.70%	4.68%	4.42%
Range of Interest Rates (excluding impact of swaps and unused commitment fees)	3.16% to 4.38%	3.21% to 4.63%	2.19% to 3.52%

Letter of credit

In conjunction with the Company entering into a long-term office space lease (See Note 19 - Commitments and Contingencies), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit.  As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank.  The letter of credit outstanding was $300 as of December 31, 2013 and 2012 at a fee of 1% per annum.  The letter of credit is cancelable on each renewal date provided the landlord is given 150 days minimum notice.  This letter of credit has been securitized by $300 that was paid by the Company to DnB NOR Bank during the year ended December 31, 2012.  This has been recorded as restricted cash included in total noncurrent assets in the consolidated balance sheet as of December 31, 2013 and 2012.

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

Upon issuance, the Company estimated the fair value of the liability component of the 2010 Notes, assuming a 10% non-convertible borrowing rate, to be $100,625 and the fair value of the conversion option to be $24,375. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date and the Company proportionately allocated approximately $918 of issuance costs against this equity component. The issuance costs allocated to the liability component of $3,637 along with the debt discount is being amortized to interest expense over the approximate 5-year period to the maturity of the 2010 Notes on August 15, 2015 resulting in additional interest expense in future periods.  The issuance cost allocated to the liability component has been recorded as deferred financing costs; refer to Note 15 — Deferred Financing Costs.

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

Refer to Note 1 – General Information for further information regarding potential defaults relating to the 2010 Notes and the Company’s restructuring plans, including an anticipated filing for bankruptcy protection.

The following tables provide additional information about the Company’s 2010 Notes.

	December 31, 2013	December 31,2012
Carrying amount of the equity component (additional paid-in capital)	$24,375	$24,375
Principal amount of the 2010 Notes	125,000	125,000
Unamortized discount of the liability component	9,119	14,082
Net carrying amount of the liability component	115,881	110,918

	Years Ended December 31,
	2013	2012	2011
Effective interest rate on liability component	10.0%	10.0%	10.0%
Cash interest expense recognized	$6,250	$6,263	$6,231
Non-cash interest expense recognized	4,963	4,537	4,072
Non-cash deferred financing amortization costs included in interest expense	720	722	720

The remaining period over which the unamortized discount will be recognized is 1.6 years. As of December 31, 2013, the if-converted value of the 2010 Notes does not exceed their principal amount.

Refer to Note 1 – General Information for additional information regarding potential defaults relating to the 2010 Notes.  As such, in accordance with applicable accounting guidance, the liability related to the 2010 Notes was classified as a current liability in the consolidated balance sheet as of December 31, 2013.

11 - INTEREST RATE SWAP AGREEMENTS

As of December 31, 2013 and 2012, the Company had four and five interest rate swap agreements outstanding, respectively, with DnB Bank ASA to manage interest costs and the risk associated with changing interest rates related to the Company’s 2007 Credit Facility.  The total notional principal amount of the swaps at December 31, 2013 and 2012 is $306,233 and $356,233, respectively, and the swaps have specified rates and durations.

The following table summarizes the interest rate swaps designated as cash flow hedges that were in place as of December 31, 2013 and 2012:

Interest Rate Swap Detail				December 31, 2013	December 31, 2012
Trade Date	Fixed Rate	Start Date of Swap	End date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000	50,000
3/24/06	5.075%	1/2/08	1/2/13	—	50,000
1/9/09	2.05%	1/22/09	1/22/14	100,000	100,000
2/11/09	2.45%	2/23/09	2/23/14	50,000	50,000

				$306,233	$356,233

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

The interest expense pertaining to the interest rate swaps for the years ended December 31, 2013, 2012 and 2011 was $9,963, $13,440 and $28,854, respectively.

The swap agreements, with effective dates prior to December 31, 2013, synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of the swap plus the Applicable Margin, as defined in the “2007 Credit Facility” section above in Note 9 — Debt.

The following table summarizes the derivative asset and liability balances at December 31, 2013 and 2012:

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	December 31, 2013	December 31, 2012	Sheet Location	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments
Interest rate contracts	Fair value of derivative instruments (Current Assets)	$—	$—	Fair value of derivative instruments (Current Liabilities)	$6,975	$7
Interest rate contracts	Fair value of derivative instruments (Noncurrent Assets)	—	—	Fair value of derivative instruments (Noncurrent Liabilities)	—	16,045

Total derivatives designated as hedging instruments		$—	$—		$6,975	$16,052

Total Derivatives		$—	$—		$6,975	$16,052

Refer to Note 1 – General Information for additional information regarding potential defaults relating to the swap.  As such, in accordance with applicable accounting guidance, the Company has classified the liability related to this interest rate swap as a current liability in its consolidated balance sheet as of December 31, 2013. The Company is currently in default under the covenants of its 2007 Credit Facility due to the default on a scheduled debt amortization payment due on March 31, 2014.  The default under the 2007 Credit Facility requires the Company to elect interest periods of only one-month, therefore the Company may no longer be able to qualify for hedge accounting in the future.

The following tables present the impact of derivative instruments and their location within the Consolidated Statement of Operations:

The Effect of Derivative Instruments on the Consolidated Statement of Operations
For the Year Ended December 31, 2013

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2013	Portion)	2013	Portion)	2013
Interest rate contracts	$(882)	Interest Expense	$(9,963)	Other Income (Expense)	$(4)

The Effect of Derivative Instruments on the Consolidated Statement of Operations
For the Year Ended December 31, 2012

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2012	Portion)	2012	Portion)	2012
Interest rate contracts	$(4,252)	Interest Expense	$(13,440)	Other Income (Expense)	$100

The Effect of Derivative Instruments on the Consolidated Statement of Operations
For the Year Ended December 31, 2011

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2011	Portion)	2011	Portion)	2011
Interest rate contracts	$(10,947)	Interest Expense	$(28,854)	Other Income (Expense)	$51

Amounts recorded in AOCI for interest rate swaps are reclassified into interest expense when the underlying hedged interest payments are accrued.  At December 31, 2013, ($4,652) of AOCI is expected to be reclassified into interest expense over the next 12 months associated with interest rate derivatives.

The Company is required to provide collateral in the form of vessel assets to support the interest rate swap agreements, excluding vessel assets of Baltic Trading.  At December 31, 2013, the Company’s 35 vessels mortgaged under the 2007 Credit Facility served as collateral in the aggregate amount of $100,000.

12 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI included in the accompanying consolidated balance sheets consist of net unrealized gain (loss) on cash flow hedges and net unrealized gains (losses) from investments in Jinhui stock and KLC stock as of December 31, 2013, 2012 and 2011.

Changes in AOCI by Component
For the Three-Year Period Ended December 31, 2013

	Net Unrealized Gain (Loss) on Cash Flow Hedges	Net Unrealized Gain on Investments	Total
AOCI — January 1, 2011	$(43,152)	$37,942	$(5,210)

OCI before reclassifications	46,761	(30,246)	16,515
Amounts reclassified from AOCI	(28,854)	—	(28,854)
Net current-period OCI	17,907	(30,246)	(12,339)

AOCI — December 31, 2011	$(25,245)	$7,696	$(17,549)

OCI before reclassifications	22,628	(3,480)	19,148
Amounts reclassified from AOCI	(13,440)	—	(13,440)
Net current-period OCI	9,188	(3,480)	5,708

AOCI — December 31, 2012	$(16,057)	$4,216	$(11,841)

OCI before reclassifications	19,044	56,482	75,526
Amounts reclassified from AOCI	(9,963)	—	(9,963)
Net current-period OCI	9,081	56,482	65,563

AOCI — December 31, 2013	$(6,976)	$60,698	$53,722

Reclassifications Out of AOCI
For the Year Ended December 31, 2013

Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Loss is Presented
Gains and losses on cash flow hedges
Interest rate contracts	$9,963	Interest expense

Total reclassifications for the period	$9,963

13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at December 31, 2013 and 2012 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$122,722	$122,722	$72,600	$72,600
Restricted cash	10,150	10,150	10,150	10,150
Floating rate debt	1,480,064	See Below	1,413,439	1,413,439
2010 Notes	115,881	63,438	110,918	44,375

The fair value of the floating rate debt under the $100 Million Term Loan Facility and $253 Million Term Loan Facility are based on management’s estimate utilizing rates the Company believes it would be able to obtain for these credit facilities.  However, a portion of the floating rate debt of the 2007 Credit Facility was traded in a private transaction for an amount that is not determinable by the Company, which Management believes was lower than the debt’s current carrying value.  The fair value of the 2010 Baltic Trading Credit Facility is based on rates Baltic Trading has recently obtained pursuant to the amendment to the existing 2010 Baltic Trading Credit Facility on August 29, 2013.  The fair value of the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility is based on rates that Baltic Trading recently obtained upon the effective dates of these facilities on August 30, 2013 and December 3, 2013, respectively.  Additionally, the Company considers its creditworthiness in determining the fair value of the floating rate debt under the credit facilities.  The carrying value approximates the fair market value for these floating rate loans, except for the 2007 Credit Facility.  The fair value of the convertible senior notes payable represents the market value based on recent transactions of the 2010 Notes at December 31, 2013 and 2012 without bifurcating the value of the conversion option.  It is uncertain what the effect of the Chapter 11 Case would be on the fair value of the convertible senior notes, refer to Note 1 – General Information and Note 10 – Convertible Senior Notes for further details.  The fair value of the interest rate swaps is the estimated amount the Company would pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of both the swap counterparty and the Company.  The carrying amounts of the Company’s other financial instruments at December 31, 2013 and 2012 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

ASC Subtopic 820-10, “Fair Value Measurements & Disclosures” (“ASC 820-10”), applies to all assets and liabilities that are being measured and reported on a fair value basis.  This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 requires significant management judgment. The three levels are defined as follows:

•	Level 1—Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.

•	Level 2—Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

As of December 31, 2013 and 2012, the fair values of the Company’s financial assets and liabilities are categorized as follows:

	December 31, 2013
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$77,570	$77,570	$—
Derivative instruments — liability position	6,975	—	6,975

	December 31, 2012
	Total	Quoted market prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$20,988	$20,988	$—
Derivative instruments — liability position	16,052	—	16,052

The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company also holds an investment in the stock of KLC, which is classified as a long-term investment.  The stock of KLC is publicly traded on the Korea Stock Exchange and is considered a Level 1 item. The Company’s interest rate derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR.  The Company has elected to use the income approach to value the derivatives, using observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit spreads at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  Refer to Note 11 — Interest Rate Swap Agreements for further information regarding the Company’s interest rate swap agreements.  ASC 820-10 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty.  Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position have also been factored into the fair value measurement of the derivative instruments.  This credit valuation adjustment did not have a material impact on the fair value of these derivative instruments.  As of December 31, 2013, both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.  Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. The 2010 Notes are publicly traded in the over-the-counter market; however, they are not considered to be actively traded. As such, the 2010 Notes are considered to be a Level 2 item.  The Company did not have any Level 3 financial assets or liabilities during the years ended December 31, 2013 and 2012.

14 - PREPAID EXPENSES AND OTHER CURRENT AND NONCURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2013	December 31, 2012
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$11,342	$10,322
Prepaid items	5,000	5,067
Insurance receivable	1,096	1,817
Other	1,627	940
Total prepaid expenses and other current assets	$19,065	$18,146

Other noncurrent assets in the amount of $514 at December 31, 2013 and 2012 represent the security deposit related to the operating lease entered into effective April 4, 2011. Refer to Note 19 — Commitments and Contingencies for further information related to the lease agreement.

15 — DEFERRED FINANCING COSTS

Deferred financing costs includes fees, commissions and legal expenses associated with securing loan facilities and other debt offerings and amending existing loan facilities.  These costs are amortized over the life of the related debt and are included in interest expense.  As of December 31, 2013, the Company has deferred financing fees associated with the 2007 Credit Facility, the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, the debt portion of the 2010 Notes, the 2010 Baltic Trading Credit Facility, the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility.  (Refer to Note 9 — Debt and Note 10 — Convertible Senior Notes)

Total net deferred financing costs consist of the following as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

2007 Credit Facility	$29,568	$29,568
$100 Million Term Loan Facility	1,783	1,783
$253 Million Term Loan Facility	4,708	4,708
2010 Notes	3,637	3,637
2010 Baltic Trading Credit Facility	3,339	3,027
Baltic Trading $22 Million Term Loan Facility	518	—
Baltic Trading $44 Million Term Loan Facility	737	—
Total deferred financing costs	44,290	42,723
Less: accumulated amortization	22,279	13,162
Total	$22,011	$29,561

Amortization expense for deferred financing costs for the years ended December 31, 2013, 2012 and 2011 was $9,116, $5,413 and $3,188, respectively.  This amortization expense is recorded as a component of interest expense in the Consolidated Statements of Operations.

16 - FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2013	December 31, 2012
Fixed assets, at cost:
Vessel equipment	$4,323	$3,043
Leasehold improvements	2,679	3,823
Furniture and fixtures	786	997
Computer equipment	754	706
Total costs	8,542	8,569
Less: accumulated depreciation and amortization	3,438	3,311
Total	$5,104	$5,258

17 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2013	December 31, 2012
Accounts payable	$5,643	$4,477
Accrued general and administrative expenses	8,960	8,803
Accrued vessel operating expenses	12,756	10,387
Total	$27,359	$23,667

18 - REVENUE FROM TIME CHARTERS

Total voyage revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters, for the years ended December 31, 2013, 2012 and 2011 was $224,179, $223,159 and $388,929, respectively.  Additionally, included in revenues for the years ended December 31, 2013, 2012 and 2011 was $0, $0 and $122 of profit sharing revenue, respectively.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of February 21, 2014, is expected to be $17,235 during 2014, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For drydockings, the Company assumes twenty days of offhire.  Future minimum revenue excludes revenue earned for the vessels currently in pool arrangements and vessels that are currently on or will be on spot market-related time charters, as spot rates cannot be estimated, as well as profit sharing revenue.

19 - COMMITMENTS AND CONTINGENCIES

In September 2005, the Company entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  On January 6, 2012, the Company ceased the use of this space.  During the years ended December 31, 2013 and 2012, net rent expense of $1,264 and $92, respectively, was recorded representing the present value of the Company’s estimated remaining rent expense for the duration of the lease after taking into account estimated future sublease income based on the sublease agreement entered into effective November 1, 2013 and deferred rent on the facility.  The current lease obligations related to this lease agreement as of December 31, 2013 and 2012 of $176 and $682, respectively, are recorded in the consolidated balance sheets in the current portion of lease obligations.  The long-term lease obligations related to this lease agreement as of December 31, 2013 and 2012 of $744 and $672, respectively, are recorded in the consolidated balance sheets in long-term lease obligations.  Rent expense under this lease agreement for the year ended December 31, 2011 was $467.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $518 annually for 2014 through 2015, $529 for 2016, $550 annually for 2017 and 2018 and a total of $1,421 for the remaining term of the lease.  The rental payments will be offset by the contract sublease income, as follows: $340 annually for 2014 through 2016, $347 for 2017, $380 for 2018 and a total of $983 for the remaining term of the sublease.

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011.  Following the expiration of the free base rental period, the monthly base rental payments are $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor was obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that commences immediately upon the expiration of such sub-sublease agreements, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the entire lease from June 1, 2011 to September 30, 2025 will be $130.  The Company had a long-term lease obligation at December 31, 2013 and 2012 of $2,370 and $1,793, respectively.  Rent expense pertaining to this lease for the years ended December 31, 2013, 2012 and 2011 was $1,558, $1,558 and $909, respectively.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows:  $982 for 2014, $1,037 for 2015, $1,076 annually for 2016 and 2017, $916 for 2018 and a total of $15,590 for the remaining term of the lease.

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application.  On February 5, 2010, the rehabilitation plan submitted by Samsun was approved by the South Korean courts.  As part of the rehabilitation process, the Company’s claim of $17,212 will be settled in the following manner; 34.0%, or $5,852, will be paid in cash in annual installments on December 30th of each year from 2010 through 2019 ranging from 8.0% to 17.0%; the remaining 66.0%, or $11,360, was converted to Samsun shares at a specified value per share.  On December 30, 2012 and 2011, a total payment was due from Samsun in the amount of $527 which represents 9.0% of the total $5,852 approved cash settlement.  On December 30, 2013, a total payment was due from Samsun in the amount of $468 which represents 8.0% if the total $5,852 approved cash settlement.  During the year ended December 30, 2012, Samsun remitted only 50% of the payment due, or $263 and during the year ended December 31, 2013 there was no payment remitted.  As such, during the years ended December 31, 2013, 2012 and 2011, $0, $263 and $527, respectively, have been recorded as other operating income.

During January 2011, the Genco Success, a 1997-built Handymax vessel, was on charter to KLC when KLC filed for a rehabilitation application with South Korean courts.  The original rehabilitation plan submitted by KLC was approved by the South Korean courts on July 3, 2012.  However, on October 4, 2013, a final revised rehabilitation plan was approved by the South Korean courts which resulted in a settlement payment to be paid to the Company of $21 in addition to 3,355 shares of stock of KLC.  The Company valued the shares of KLC stock using the fair value on the date that the shares were received which resulted in other operating income of $100.  These shares of KLC stock have been classified as AFS, refer to Note 6 – Investments for further information.  As per the original rehabilitation plan, the Company received a payment of $2 from KLC on December 30, 2012. As such, during the years ended December 31, 2013, 2012 and 2011, $121, $2 and $0, respectively, have been recorded as other operating income.

20 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan that is available to full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis.  The matching contribution vests immediately.  For the years ended December 31, 2013, 2012 and 2011, the Company’s matching contributions to this plan were $301, $296 and $289, respectively.

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

The table below summarizes the Company’s nonvested stock awards for the three years ended December 31, 2013 under the 2005 and 2012 GS&T Plans:

	Year Ended December 31,
	2013		2012		2011
	Number of Shares	Weighted Average Grant Date Price	Number of Shares	Weighted Average Grant Date Price	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1	1,108,762	$9.47	936,787	$14.06	809,087	$19.40
Granted	200,634	1.57	464,175	2.71	357,500	6.46
Vested	(407,431)	9.46	(290,700)	13.49	(228,700)	21.08
Forfeited	(21,500)	5.53	(1,500)	6.39	(1,100)	14.65

Outstanding at December 31	880,465	$7.77	1,108,762	$9.47	936,787	$14.06

The total fair value of shares that vested under the 2005 and 2012 GS&T Plans during the years ended December 31, 2013, 2012 and 2011 was $943, $733 and $2,105, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the years ended December 31, 2013, 2012 and 2011, the Company recognized nonvested stock amortization expense for the 2005 and 2012 GS&T Plans, which is included in general, administrative and management fees, as follows:

	Year Ended December 31,
	2013	2012	2011
General, administrative and management fees	$2,924	$4,087	$5,574

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2013, unrecognized compensation cost of $2,403 related to nonvested stock will be recognized over a weighted-average period of 2.16 years.

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

Grants of restricted stock to Peter C. Georgiopoulos, Chairman of the Board of Baltic Trading, and John Wobensmith, President and Chief Financial Officer of Baltic Trading, made in connection with Baltic Trading’s IPO vest ratably on each of the first four anniversaries of March 15, 2010.  Grants of restricted common stock to Baltic Trading’s directors made following Baltic Trading’s IPO (which exclude the foregoing grant to Mr. Georgiopoulos) vest the earlier of the first anniversary of the grant date or the date of Baltic Trading’s next annual shareholders’ meeting, which is expected to be held in May 2012.  Grants of restricted stock made to executives and the Chairman of the Board not in connection with the Company’s IPO vest ratably on each of the first four anniversaries of the determined vesting date.

The following table presents a summary of Baltic Trading’s nonvested stock awards for the three years ended December 31, 2013 under the Baltic Trading Plan:

	Year Ended December 31,
	2013		2012		2011
	Number of Baltic Trading Common Shares	Weighted Average Grant Date Price	Number of Baltic Trading Common Shares	Weighted Average Grant Date Price	Number of Baltic Trading Common Shares	Weighted Average Grant Date Price
Outstanding at January 1	664,249	$7.70	545,750	$11.60	583,500	$13.40
Granted	998,680	5.60	299,999	3.04	117,500	5.11
Vested	(281,500)	8.48	(181,500)	11.71	(155,250)	13.43
Forfeited	—	—	—	—	—	—

Outstanding at December 31	1,381,429	$6.03	664,249	$7.70	545,750	$11.60

The total fair value of shares that vested under the Baltic Trading Plan during the years ended December 31, 2013, 2012 and 2011 was $1,194, $663 and $1,275.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the years ended December 31, 2013, 2012 and 2011, the Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in general, administrative and management fees, as follows:

	Year Ended December 31,
	2013	2012	2011
General, administrative and management fees	$1,558	$1,777	$2,764

The Company is amortizing Baltic Trading’s grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2013, unrecognized compensation cost of $5,934 related to nonvested stock will be recognized over a weighted-average period of 3.15 years.

22 — SHARE REPURCHASE PROGRAM

On February 13, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of $50,000 of the Company’s common stock.  Share repurchases were to be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act.  The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice.  Repurchases will be subject to restrictions under the 2007 Credit Facility.  The 2007 Credit Facility was amended as of February 13, 2008 to permit the share repurchase program and provide that the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.  Subsequently, on January 26, 2009, the Company entered into the 2009 Amendment which amended the 2007 Credit Facility to require the Company to suspend all share repurchases until the Company can represent that it is in a position to again satisfy the collateral maintenance covenant.  Refer to Note 9 —Debt.

Since the inception of the share repurchase program through December 31, 2013, the Company repurchased and retired 278,300 shares of its common stock for $11,500.  No share repurchases were made during the years ended December 31, 2013, 2012 and 2011.

23 - LEGAL PROCEEDINGS

The Support Agreement contemplates that the Plan will be implemented through the Chapter 11 Case.  Refer to Note 1 – General Information for further details.

On March 28, 2014, the Genco Auvergne was arrested due to a disputed claim with the charterer of one of the Company’s other vessels, namely the Genco Ardennes.  In order for the Company to release the Genco Auvergne from its arrest, the Company entered into a cash collateralized $900 bank guarantee with Skandinaviska Enskilda Banken AB (the “SEB Bank Guarantee”) on April 3, 2014.  The vessel has since been released from its arrest and the bank guarantee will remain in an escrow account until the arbitration related to this case is completed.  The SEB Bank Guarantee resulted in additional indebtedness by the Company.  As the Company is currently in default under the covenants of its 2007 Credit Facility due to the default on a scheduled debt amortization payment due on March 31, 2014, on April 3, 2014 the Company received a consent from the lenders under the 2007 Credit Facility to incur this additional indebtedness.  Also, under the $253 Million Term Loan Facility for which the Genco Auvergne is collateralized, the Company may not incur additional indebtedness related to its collateralized vessels under this facility.  The Company also received a consent from the lenders under the $253 Million Term Loan Facility on April 3, 2014 in order to enter the SEB Bank Guarantee.

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

	2013 Quarter Ended				2012 Quarter Ended
	Mar 31	Jun 30	Sept 30	Dec. 31	Mar 31	Jun 30	Sept 30	Dec. 31
	(In thousands, except share and per share amounts)
Revenues	$40,486	$45,760	$59,433	$81,785	$59,844	$62,931	$54,431	$49,247
Operating (loss) income	(30,474)	(27,075)	(13,387)	4,030	(12,521)	(10,433)	(20,194)	(26,197)

Net loss	(51,950)	(48,940)	(36,976)	(19,155)	(36,383)	(30,492)	(42,037)	(48,864)
Net (loss) income attributable to noncontrolling interest	(3,787)	(3,571)	(1,942)	20	(3,312)	(2,751)	(3,588)	(3,197)
Net loss attributable to Genco Shipping & Trading Limited	(48,163)	(45,369)	(35,034)	(19,175)	(33,071)	(27,741)	(38,449)	(45,667)

Net loss per share - Basic (2)	$(1.12)	$(1.05)	$(0.81)	$(0.43)	$(0.87)	$(0.65)	$(0.90)	$(1.06)
Net loss per share - Diluted (2)	$(1.12)	$(1.05)	$(0.81)	$(0.43)	$(0.87)	$(0.65)	$(0.90)	$(1.06)
Dividends declared and paid per share(1)	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average common shares outstanding - Basic	43,161,510	43,196,895	43,231,510	43,403,894	38,090,590	42,878,228	42,885,810	43,026,657
Weighted average common shares outstanding - Diluted	43,161,510	43,196,895	43,231,510	43,403,894	38,090,590	42,878,228	42,885,810	43,026,657

(1)	Does not include cash dividends paid by Baltic Trading.
(2)	Amounts may not total to annual earnings (loss) because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

25 - SUBSEQUENT EVENTS

On February 25, 2014, Baltic Trading declared a dividend of $0.03 per share to be paid on or about March 17, 2014 to shareholders of record as of March 10, 2014.  The aggregate amount of the dividend was approximately $1,726, of which approximately $1,535 was paid to minority shareholders, which was funded from cash on hand at the time payment was be made.

On April 3, 2014, the Company entered into the SEB Bank Guarantee in order to release the Genco Auvergne from its arrest due to a disputed claim on March 28, 2014.  Refer to Note 23 – Legal Proceedings for further information.

For details of the Relief Agreements that the Company entered into on March 31, 2014, additional related agreements that the Company entered into on April 1, 2014, the Support Agreement that the Company entered into on April 3, 2014, certain actual or potential defaults under the Company’s indebtedness, and the anticipated Chapter 11 Case, please refer to Note 1 – General Information.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).  Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2013.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting.  The attestation report is included on page 81 of this report.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls or over financial reporting that occurred during our most recent fiscal quarter (the fourth fiscal quarter of 2013) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Genco Shipping & Trading Limited
New York, New York

We have audited the internal control over financial reporting of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated April 7, 2014 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

/s/ DELOITTE & TOUCHE LLP

New York, New York
April 7, 2014

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.gencoshipping.com.

The other information required under this item is incorporated herein by reference in an amendment to this Annual Report on 10-K, which will be filed within 120 days after the close of our 2013 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference in an amendment to this Annual Report on 10-K, which will be filed within 120 days after the close of our 2013 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference in an amendment to this Annual Report on 10-K, which will be filed within 120 days after the close of our 2013 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference in an amendment to this Annual Report on 10-K, which will be filed within 120 days after the close of our 2013 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference in an amendment to this Annual Report on 10-K, which will be filed within 120 days after the close of our 2013 fiscal year.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005.(2)

3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006.(3)

3.4	Certificate of Designations of Series A Preferred Stock.(4)

3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of October 31, 2013.(5)

4.1	Form of Share Certificate of the Company.(6)

4.2	Shareholder Rights Agreement, dated as of April 11, 2007, between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent.(4)

4.3	Shareholders Rights Agreement, dated March 5, 2010, between Baltic Trading Limited and Mellon Investor Services LLC.(7)

4.4	Subscription Agreement, dated March 3, 2010, between Baltic Trading Limited and Genco Investments LLC.(7)

4.5	First Amendment to Shareholders Rights Agreement by and between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent, dated as of October 24, 2011.(8)

10.1	Registration Rights Agreement dated March 15, 2010 by and between Genco Investments LLC and Baltic Trading Limited.(9)

10.2	Form of Registration Rights Agreement dated as of July 2005 by and between Genco Shipping & Trading Limited and Fleet Acquisition LLC.(6)

10.3	2005 Equity Incentive Plan, as amended and restated effective December 21, 2005.(10)

10.4	2012 Equity Incentive Plan.(11)

10.5	Management Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(9)

10.6	Amendment No. 2 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of April 3, 2013.(12)

10.7	Amendment No. 3 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of August 21, 2013.(13)

10.8	Omnibus Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(9)

10.9	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(15)

10.10	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith.(15)

10.11	Restricted Stock Grant Agreement dated January 10, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(15)

10.12	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(16)

10.13	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and John C. Wobensmith.(16)

10.14	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(16)

10.15	Restricted Stock Grant Agreement dated December 27, 2009 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(17)

10.16	Restricted Stock Grant Agreement dated December 27, 2009 between Genco Shipping & Trading Limited and John C. Wobensmith.(17)

10.17	Restricted Stock Grant Agreement dated March 5, 2010 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(18)

10.18	Restricted Stock Grant Agreement dated December 21, 2010 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(19)

10.19	Restricted Stock Grant Agreement dated December 21, 2010 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(19)

10.20	Restricted Stock Grant Agreement dated December 21, 2010 between Genco Shipping & Trading Limited and John C. Wobensmith.(19)

10.21	Restricted Stock Grant Agreement dated December 28, 2011 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(20)

10.22	Restricted Stock Grant Agreement dated December 28, 2011 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(20)

10.23	Restricted Stock Grant Agreement dated December 28, 2011 between Genco Shipping & Trading Limited and John C. Wobensmith.(20)

10.24	Restricted Stock Grant Agreement dated December 13, 2012 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(21)

10.25	Restricted Stock Grant Agreement dated December 13, 2012 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(21)

10.26	Restricted Stock Grant Agreement dated December 13, 2012 between Genco Shipping & Trading Limited and John C. Wobensmith.(21)

10.27	Form of Director Restricted Stock Grant Agreement dated as of July 24, 2009.(22)

10.28	Form of Director Restricted Stock Grant Agreement dated as of May 13, 2010.(19)

10.29	Form of Director Restricted Stock Grant Agreement dated as of May 12, 2011.(23)

10.30	Form of Director Restricted Stock Grant Agreement dated as of May 17, 2012.(21)

10.31	Form of Director Restricted Stock Grant Agreement dated as of December 13, 2012.(21)

10.32	Form of Director Restricted Stock Grant Agreement dated as of May 16, 2013.(*)

10.33	Letter Agreement dated September 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith.(24)

10.34	Letter Agreement dated December 19, 2013 between Baltic Trading Limited and John C. Wobensmith.(25)

10.35	Master Agreement by and between Genco Shipping & Trading Limited and Metrostar Management Corporation.(26)

10.36	Memorandum of Agreement dated as of May 7, 2008 by and among Genco Cavalier LLC, Bocimar International N.V., and Delphis N.V.(19)

10.37	Memorandum of Agreement dated February 19, 2010 between Inta Navigation Ltd. and Baltic Trading Limited.(27)

10.38	Memorandum of Agreement dated February 19, 2010 between Borak Shipping Ltd. and Baltic Trading Limited.(27)

10.39	Memorandum of Agreement dated February 19, 2010 between Sinova Shipping Ltd. and Baltic Trading Limited.(27)

10.40	Memorandum of Agreement dated February 19, 2010 between Spice Shipping Ltd. and Baltic Trading Limited.(27)

10.41	Memorandum of Agreement dated February 22, 2010 between Shipping Trust Ltd. and Baltic Trading Limited.(27)

10.42	Memorandum of Agreement dated February 22, 2010 between Oceanways Trust Ltd. and Baltic Trading Limited.(27)

10.43	Master Agreement dated June 24, 2010 among Bourbon SA, Genco Shipping & Trading Limited the sellers named therein.(28)

10.44	Memorandum of Agreement, dated June 3, 2010, between Hesperos Holdings S.A. and Genco.(28)

10.45	Memorandum of Agreement, dated June 3, 2010, between Princeton Shipholding S.A. and Genco.(28)

10.46	Memorandum of Agreement, dated June 3, 2010, between Sillem Shipholding Limited and Genco.(28)

10.47	Memorandum of Agreement, dated June 3, 2010, between Vanderlin Maritime Inc. and Genco.(28)

10.48	Memorandum of Agreement, dated June 3, 2010, between Seafarer Shipping & Trading Company and Genco.(28)

10.49	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Melos LLC.(28)

10.50	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Massallia LLC.(28)

10.51	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Mycenae LLC.(28)

10.52
Credit Agreement, dated as of July 20, 2007, among Genco Shipping & Trading Limited, Various Lenders, DnB NOR Bank ASA, New York Branch, as Administrative Agent and Collateral Agent, and DnB NOR Bank ASA, New York Branch, as Mandated Lead Arranger and Bookrunner.(29)

10.53
Pledge and Security Agreement, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as pledgors, to DnB NOR Bank, ASA, New York Branch, as Collateral Agent, for the benefit of the Secured Creditors and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank.(29)

10.54
Guaranty, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as guarantors, for the benefit of the Secured Creditors.(29)

10.55
Amendment and Supplement No. 1 to Senior Secured Credit Agreement, dated as of September 21, 2007, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.(30)

10.56
Amendment and Supplement No. 2 to Senior Secured Credit Agreement, dated as of February 13, 2008, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.(15)

10.57
Amendment and Supplement No. 3 to Senior Secured Credit Agreement, dated as of June 18, 2008, by and among Genco Shipping & Trading Limited, the lenders signatory thereto, and DnB NOR BANK ASA, New York Branch, as Administrative Agent, Collateral Agent, Mandated Lead Arranger and Bookrunner.(30)

10.58
Amendment and Supplement No. 4 to Senior Secured Credit Agreement, dated as of January 26, 2009, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.(16)

10.59
Amendment and Supplement No. 5 to Senior Secured Credit Agreement, dated as of December 21, 2011, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.(33)

10.60
Amendment and Supplement No. 6 to Senior Secured Credit Agreement by and among Genco Shipping & Trading Limited, the lenders party thereto, DnB Bank ASA (f/k/a DnB NOR Bank ASA), New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and DnB Bank ASA and Bank of Scotland PLC, as mandated lead arrangers.(31)

10.62	Indenture dated July 27, 2010.(32)

10.63	First Supplemental Indenture dated July 27, 2010.(32)

10.64	Loan Agreement dated as of August 12, 2010 by and among Genco Shipping & Trading Limited as Borrower, the banks, financial institutions and companies named therein.(32)

10.65
First Amendment to Loan Agreement, dated as of December 21, 2011, to the Loan Agreement, dated as of August 12, 2010, by and among Genco Shipping & Trading Limited as Borrower, the banks and financial institutions listed in Schedule 1 thereto as Lenders, the companies listed in Schedule 2 thereto as Guarantors on a joint and several basis and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee.(33)

10.66
Second Amendment to Loan Agreement, dated as of August 1, 2012, by and among Genco Shipping & Trading Limited as Borrower, the banks and financial institutions listed in Schedule 1 thereto as Lenders, the companies listed in Schedule 2 thereto as Guarantors on a joint and several basis and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee.(35)

10.67
Loan Agreement dated as of August 20, 2010 by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (Publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (Publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (Publ), as Swap Providers; and Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner.(34)

10.68	Form of Guarantee and Indemnity dated as of August 20, 2010.(34)

10.69
First Side Letter to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(33)

10.70
Waiver Letter Agreement, dated as of December 21, 2011, regarding $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(33)

10.71
Second Supplemental Agreement dated as of August 1, 2012 to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(35)

10.72	Letter Agreement dated as of August 6, 2012 by and among Genco Shipping & Trading Limited, the subsidiaries of Genco listed therein, and Deutsche Bank Luxembourg S.A, as Agent.(36)

14.1	Code of Ethics.(14)

21.1	Subsidiaries of Genco Shipping & Trading Limited.(*)

23.1	Consent of Independent Registered Public Accounting Firm.(*)

31.1	Certification of President pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101
The following materials from Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Equity for the Years Ended December 31, 2013, 2012 and 2011 (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011.

(*)	Filed herewith.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2006.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 12, 2007.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2013.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 18, 2005.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2010.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 24, 2011.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2012.

(12)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2013.

(13)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 8, 2013.

(14)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 9, 2007.

(15)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2008.

(16)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2009.

(17)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2010.

(18)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2010.

(19)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2011.

(20)	Incorporated by reference to Genco Shipping & Trading’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 22, 2012.

(21)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2013.

(22)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 11, 2009.

(23)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on July 26, 2011.

(24)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2007.

(25)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

(26)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2007.

(27)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2010.

(28)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2010.

(29)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.

(30)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2008.

(31)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2010.

(32)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2010.

(33)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2011.

(34)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 2010.

(35)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

(36)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 7, 2014.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ Robert Gerald Buchanan
	Name:	Robert Gerald Buchanan
	Title:	President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on April 7, 2014.

SIGNATURE	TITLE

/s/ Robert Gerald Buchanan	PRESIDENT
Robert Gerald Buchanan	(PRINCIPAL EXECUTIVE OFFICER)

/s/ John C. Wobensmith	CHIEF FINANCIAL OFFICER AND SECRETARY
John C. Wobensmith	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/ Peter C. Georgiopoulos	CHAIRMAN OF THE BOARD AND DIRECTOR
Peter C. Georgiopoulos

/s/ Nathaniel C. A. Kramer	DIRECTOR
Nathaniel C. A. Kramer

/s/ Harry A. Perrin	DIRECTOR
Harry A. Perrin

/s/ Mark F. Polzin	DIRECTOR
Mark F. Polzin

/s/ Robert C. North	DIRECTOR
Rear Admiral Robert C. North, USCG (ret.)

/s/ Basil G. Mavroleon	DIRECTOR
Basil G. Mavroleon

/s/ Alfred E. Smith IV	DIRECTOR
Alfred E. Smith IV

EXHIBIT INDEX

Exhibit	Document
1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted July 21, 2005.(2)

3.3	Articles of Amendment of Articles of Incorporation of Genco Shipping & Trading Limited as adopted May 18, 2006.(3)

3.4	Certificate of Designations of Series A Preferred Stock.(4)

3.5	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of October 31, 2013.(5)

4.1	Form of Share Certificate of the Company.(6)

4.2	Shareholder Rights Agreement, dated as of April 11, 2007, between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent.(4)

4.3	Shareholders Rights Agreement, dated March 5, 2010, between Baltic Trading Limited and Mellon Investor Services LLC.(7)

4.4	Subscription Agreement, dated March 3, 2010, between Baltic Trading Limited and Genco Investments LLC.(7)

4.5	First Amendment to Shareholders Rights Agreement by and between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent, dated as of October 24, 2011.(8)

10.1	Registration Rights Agreement dated March 15, 2010 by and between Genco Investments LLC and Baltic Trading Limited.(9)

10.2	Form of Registration Rights Agreement dated as of July 2005 by and between Genco Shipping & Trading Limited and Fleet Acquisition LLC.(6)

10.3	2005 Equity Incentive Plan, as amended and restated effective December 21, 2005.(10)

10.4	2012 Equity Incentive Plan.(11)

10.5	Management Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(9)

10.6	Amendment No. 2 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of April 3, 2013.(12)

10.7	Amendment No. 3 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of August 21, 2013.(13)

10.8	Omnibus Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(9)

10.9	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(15)

10.10	Restricted Stock Grant Agreement dated December 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith.(15)

10.11	Restricted Stock Grant Agreement dated January 10, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(15)

10.12	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(16)

10.13	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and John C. Wobensmith.(16)

10.14	Restricted Stock Grant Agreement dated December 24, 2008 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(16)

10.15	Restricted Stock Grant Agreement dated December 27, 2009 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(17)

10.16	Restricted Stock Grant Agreement dated December 27, 2009 between Genco Shipping & Trading Limited and John C. Wobensmith.(17)

10.17	Restricted Stock Grant Agreement dated March 5, 2010 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(18)

10.18	Restricted Stock Grant Agreement dated December 21, 2010 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(19)

10.19	Restricted Stock Grant Agreement dated December 21, 2010 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(19)

10.20	Restricted Stock Grant Agreement dated December 21, 2010 between Genco Shipping & Trading Limited and John C. Wobensmith.(19)

10.21	Restricted Stock Grant Agreement dated December 28, 2011 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(20)

10.22	Restricted Stock Grant Agreement dated December 28, 2011 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(20)

10.23	Restricted Stock Grant Agreement dated December 28, 2011 between Genco Shipping & Trading Limited and John C. Wobensmith.(20)

10.24	Restricted Stock Grant Agreement dated December 13, 2012 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(21)

10.25	Restricted Stock Grant Agreement dated December 13, 2012 between Genco Shipping & Trading Limited and Robert Gerald Buchanan.(21)

10.26	Restricted Stock Grant Agreement dated December 13, 2012 between Genco Shipping & Trading Limited and John C. Wobensmith.(21)

10.27	Form of Director Restricted Stock Grant Agreement dated as of July 24, 2009.(22)

10.28	Form of Director Restricted Stock Grant Agreement dated as of May 13, 2010.(19)

10.29	Form of Director Restricted Stock Grant Agreement dated as of May 12, 2011.(23)

10.30	Form of Director Restricted Stock Grant Agreement dated as of May 17, 2012.(21)

10.31	Form of Director Restricted Stock Grant Agreement dated as of December 13, 2012.(21)

10.32	Form of Director Restricted Stock Grant Agreement dated as of May 16, 2013.(*)

10.33	Letter Agreement dated September 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith.(24)

10.34	Letter Agreement dated December 19, 2013 between Baltic Trading Limited and John C. Wobensmith.(25)

10.35	Master Agreement by and between Genco Shipping & Trading Limited and Metrostar Management Corporation.(26)

10.36	Memorandum of Agreement dated as of May 7, 2008 by and among Genco Cavalier LLC, Bocimar International N.V., and Delphis N.V.(19)

10.37	Memorandum of Agreement dated February 19, 2010 between Inta Navigation Ltd. and Baltic Trading Limited.(27)

10.38	Memorandum of Agreement dated February 19, 2010 between Borak Shipping Ltd. and Baltic Trading Limited.(27)

10.39	Memorandum of Agreement dated February 19, 2010 between Sinova Shipping Ltd. and Baltic Trading Limited.(27)

10.40	Memorandum of Agreement dated February 19, 2010 between Spice Shipping Ltd. and Baltic Trading Limited.(27)

10.41	Memorandum of Agreement dated February 22, 2010 between Shipping Trust Ltd. and Baltic Trading Limited.(27)

10.42	Memorandum of Agreement dated February 22, 2010 between Oceanways Trust Ltd. and Baltic Trading Limited.(27)

10.43	Master Agreement dated June 24, 2010 among Bourbon SA, Genco Shipping & Trading Limited the sellers named therein.(28)

10.44	Memorandum of Agreement, dated June 3, 2010, between Hesperos Holdings S.A. and Genco.(28)

10.45	Memorandum of Agreement, dated June 3, 2010, between Princeton Shipholding S.A. and Genco.(28)

10.46	Memorandum of Agreement, dated June 3, 2010, between Sillem Shipholding Limited and Genco.(28)

10.47	Memorandum of Agreement, dated June 3, 2010, between Vanderlin Maritime Inc. and Genco.(28)

10.48	Memorandum of Agreement, dated June 3, 2010, between Seafarer Shipping & Trading Company and Genco.(28)

10.49	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Melos LLC.(28)

10.50	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Massallia LLC.(28)

10.51	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Mycenae LLC.(28)

10.52
Credit Agreement, dated as of July 20, 2007, among Genco Shipping & Trading Limited, Various Lenders, DnB NOR Bank ASA, New York Branch, as Administrative Agent and Collateral Agent, and DnB NOR Bank ASA, New York Branch, as Mandated Lead Arranger and Bookrunner.(29)

10.53
Pledge and Security Agreement, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as pledgors, to DnB NOR Bank, ASA, New York Branch, as Collateral Agent, for the benefit of the Secured Creditors and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank.(29)

10.54
Guaranty, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as guarantors, for the benefit of the Secured Creditors.(29)

10.55
Amendment and Supplement No. 1 to Senior Secured Credit Agreement, dated as of September 21, 2007, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.(30)

10.56
Amendment and Supplement No. 2 to Senior Secured Credit Agreement, dated as of February 13, 2008, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.(15)

10.57
Amendment and Supplement No. 3 to Senior Secured Credit Agreement, dated as of June 18, 2008, by and among Genco Shipping & Trading Limited, the lenders signatory thereto, and DnB NOR BANK ASA, New York Branch, as Administrative Agent, Collateral Agent, Mandated Lead Arranger and Bookrunner.(30)

10.58
Amendment and Supplement No. 4 to Senior Secured Credit Agreement, dated as of January 26, 2009, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.(16)

10.59
Amendment and Supplement No. 5 to Senior Secured Credit Agreement, dated as of December 21, 2011, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.(33)

10.60
Amendment and Supplement No. 6 to Senior Secured Credit Agreement by and among Genco Shipping & Trading Limited, the lenders party thereto, DnB Bank ASA (f/k/a DnB NOR Bank ASA), New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and DnB Bank ASA and Bank of Scotland PLC, as mandated lead arrangers.(31)

10.62	Indenture dated July 27, 2010.(32)

10.63	First Supplemental Indenture dated July 27, 2010.(32)

10.64	Loan Agreement dated as of August 12, 2010 by and among Genco Shipping & Trading Limited as Borrower, the banks, financial institutions and companies named therein.(32)

10.65
First Amendment to Loan Agreement, dated as of December 21, 2011, to the Loan Agreement, dated as of August 12, 2010, by and among Genco Shipping & Trading Limited as Borrower, the banks and financial institutions listed in Schedule 1 thereto as Lenders, the companies listed in Schedule 2 thereto as Guarantors on a joint and several basis and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee.(33)

10.66
Second Amendment to Loan Agreement, dated as of August 1, 2012, by and among Genco Shipping & Trading Limited as Borrower, the banks and financial institutions listed in Schedule 1 thereto as Lenders, the companies listed in Schedule 2 thereto as Guarantors on a joint and several basis and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee.(35)

10.67
Loan Agreement dated as of August 20, 2010 by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (Publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (Publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (Publ), as Swap Providers; and Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner.(34)

10.68	Form of Guarantee and Indemnity dated as of August 20, 2010.(34)

10.69
First Side Letter to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(33)

10.70
Waiver Letter Agreement, dated as of December 21, 2011, regarding $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(33)

10.71
Second Supplemental Agreement dated as of August 1, 2012 to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(35)

10.72	Letter Agreement dated as of August 6, 2012 by and among Genco Shipping & Trading Limited, the subsidiaries of Genco listed therein, and Deutsche Bank Luxembourg S.A, as Agent.(36)

14.1	Code of Ethics.(14)

21.1	Subsidiaries of Genco Shipping & Trading Limited.(*)

23.1	Consent of Independent Registered Public Accounting Firm.(*)

31.1	Certification of President pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101
The following materials from Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Equity for the Years Ended December 31, 2013, 2012 and 2011 (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011.

(*)	Filed herewith.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2006.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 12, 2007.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2013.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 18, 2005.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2010.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 24, 2011.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2012.

(12)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2013.

(13)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 8, 2013.

(14)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 9, 2007.

(15)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2008.

(16)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2009.

(17)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2010.

(18)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2010.

(19)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2011.

(20)	Incorporated by reference to Genco Shipping & Trading’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 22, 2012.

(21)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2013.

(22)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 11, 2009.

(23)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on July 26, 2011.

(24)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2007.

(25)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

(26)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2007.

(27)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2010.

(28)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2010.

(29)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.

(30)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2008.

(31)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2010.

(32)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2010.

(33)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2011.