Form 10-K/A
period 2013-12-31
GENCO SHIPPING & TRADING LTD
filed 2014-04-29
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The number of shares outstanding of the registrant’s common stock as of April 29, 2014 was 44,449,407 shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, that was filed with the Securities and Exchange Commission (“SEC”) on April 7, 2014 (the “Form 10-K”). We are filing this Amendment to provide the information required by Part III of our Form 10-K. Except as set forth in Part III, no other changes are made to the Form 10-K. The Form 10-K continues to speak as of the date of the Form 10-K. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Form 10-K, nor does it modify or update in any way the disclosures contained in the Form 10-K.

In the context of this Amendment, unless otherwise indicated or the context otherwise requires, “Genco,” the “Company,” “we,” “us,” and “our” refer to Genco Shipping & Trading Limited and its subsidiaries.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board of Directors currently consists of seven directors.  Under Genco’s Certificate of Incorporation, as amended, the Board of Directors is classified into three classes.  Directors from each class are elected for a three-year term.  The classes are currently comprised as follows:

•                  Class I directors.  Basil G. Mavroleon, Rear Admiral Robert C. North, USCG (ret.), and Harry A. Perrin are Class I directors whose terms expire at our 2015 Annual Meeting of Shareholders.

•                  Class II directors.  Nathaniel C.A. Kramer and Mark F. Polzin are Class II directors whose terms expire at our 2016 Annual Meeting of Shareholders.

•                  Class III directors.  Peter C. Georgiopoulos and Alfred E. Smith IV are Class III directors whose terms expire at our 2014 Annual Meeting of Shareholders.

Below is selected biographical information for our directors as of the date of this report:

Name	Age	Position
Peter C. Georgiopoulos	53	Chairman and Director
Nathaniel C.A. Kramer	52	Director
Basil G. Mavroleon	66	Director
Rear Admiral Robert C. North, USCG (ret.)	69	Director
Harry A. Perrin	61	Director
Mark F. Polzin	68	Director
Alfred E. Smith IV	62	Director

Peter C. Georgiopoulos has served as Chairman and as a member of our Board of Directors since our inception. Since 1997, Peter C. Georgiopoulos served as Chairman and a member of the board of directors of General Maritime Corporation and its predecessors, which he founded, and he served as CEO from 1997 to 2008 and President from 2003 to 2008.  Mr. Georgiopoulos is also Chairman and a director of Aegean Marine Petroleum Network, Inc., a company listed on the New York Stock Exchange.  Mr. Georgiopoulos has also served as chairman of the board of directors and a director of Baltic Trading since March 2010. From 1991 to 1997, he was the principal of Maritime Equity Management, a ship-owning and investment company that he founded in 1991. From 1990 to 1991, he was affiliated with Mallory Jones Lynch & Associates, an oil tanker brokerage firm. From 1987 to 1990, Mr. Georgiopoulos was an investment banker at Drexel Burnham Lambert. Before entering the investment banking business, he had extensive experience in the sale, purchase and chartering of vessels while working for shipowners in New York and Piraeus, Greece. Mr. Georgiopoulos is a member of the American Bureau of Shipping. He holds an MBA from Dartmouth College.  As a result of these and other professional experiences, we believe Mr. Georgiopoulos possesses knowledge and experience regarding our history and operations and the shipping industry, finance and capital markets, that strengthen the Board’s collective qualifications, skills and experience.

Nathaniel C. A. Kramer has served as director of our company since July 27, 2005. Mr. Kramer has served as the President and Chairman of Brown and Yellow International Holdings LLC, an independent investment firm headquartered in New York, since March 2011.  He also has been President of NK MediaLab LLC, a digital media and entertainment company where he works as a cinematographer, a director of photography, and a director for motion pictures, since 2010.  Prior to that, Mr. Kramer was a principal at Mercantile Capital Group LLC, a private equity firm with offices in New York and Chicago, and Managing Director of his firm’s New York office from 1999 to 2010. He brings over 20 years of investment experience in both the public and private capital markets. Mr. Kramer has led investments in a wide range of industries including telecommunications, wireless infrastructure, waste management, data communications, B2B commerce and Internet infrastructure sectors. Mr. Kramer also has served on the boards of Services Acquisition Corporation from 2006 to 2007, Lifetopia from 2005 to 2007, and Vsource from 2003 to 2006. As a result of these and other professional experiences, we believe Mr. Kramer possesses knowledge and experience regarding finance and the capital markets that strengthen the Board’s collective qualifications, skills and experience.

Basil G. Mavroleon has served as a director of our company since July 27, 2005. Mr. Mavroleon has served as a director of Baltic Trading since its initial public offering in March 2010.  Mr. Mavroleon has been employed in the shipping industry for the last 43 years. Since 1970, Mr. Mavroleon has worked at Charles R. Weber Company, Inc., one of the oldest and largest tanker brokerages and marine consultants in the United States.  Mr. Mavroleon was Managing Director of Charles R. Weber Company, Inc. for twenty-five years and held the position of Manager of the Projects Group thereafter for five years from January 2009 until April 2013. Mr. Mavroleon serves as Managing Director of WeberSeas (Hellas) S.A., a comprehensive sale and purchase, newbuilding, marine projects and ship finance brokerage based in Athens, Greece.  Since its inception in 2003 through its liquidation in December 2005, Mr. Mavroleon served as Chairman of Azimuth Fund Management (Jersey) Limited, a hedge fund that dealt with tanker freight forward agreements and derivatives.  Mr. Mavroleon is a member of the Baltic Exchange, is on the board of the Associate Membership Committee of Intertanko, a member of the Association of Ship Brokers and Agents, is on the advisory board of NAMMA (North American Maritime Ministry Association), Director Emeritus of NAMEPA (North American Marine Environmental Protection Association), and is Chairman of the New York World Scale Committee.  Mr. Mavroleon is a member of the Hellenic Chamber of Commerce, the Connecticut Maritime Association, NYMAR (New York Maritime Inc.), the Maritime Foundation Knowledge Center, Honorary Director of the Connecticut Maritime Association & Education Foundation (CMAEF) and serves on the board of trustees of the Maritime Aquarium, Norwalk, CT.  Mr. Mavroleon was educated at Windham College, Putney, VT.  As a result of these and other professional experiences, we believe Mr. Mavroleon possesses knowledge and experience regarding the shipping industry, ship finance, and general business matters that strengthen the Board’s collective qualifications, skills and experience.

Rear Admiral Robert C. North, USCG (ret.) has served as a director of our company since July 27, 2005. Since his retirement from the active duty with the U.S. Coast Guard in April of 2001, Rear Admiral North has served as the president of North Star Maritime, Inc., a marine industry consulting firm, specializing in international and domestic maritime safety, security and environmental protection issues. While on active duty with the U.S. Coast Guard, Rear Admiral North reached the position of Assistant Commandant for Marine Safety, Security and Environmental Protection, where he directed national and international programs for commercial vessel safety, merchant mariner licensing and documentation, port safety and security and waterways management. He is a graduate of the Baltimore Polytechnic Institute, State University of New York Maritime College at Fort Schuyler and the U.S. Army War College.  As a result of these and other professional experiences, we believe Mr. North possesses knowledge and experience regarding the shipping industry and maritime safety, security and environmental issues that strengthen the Board’s collective qualifications, skills and experience.

Harry A. Perrin has served as a director of the Company since August 15, 2005. Mr. Perrin has served as a director of Baltic Trading since its initial public offering in March 2010.  Mr. Perrin is a partner in the Houston office of Vinson & Elkins, where he has been employed since August 2007. From June 2001 through November 2006, Mr. Perrin worked as an investment banker with Petrie Parkman & Co, an investment banking and financial advisory firm with offices in Houston, Texas and Denver, Colorado. In December 2006, Merrill Lynch acquired Petrie Parkman, and at that time, Mr. Perrin was hired as an investment banker at Merrill Lynch where he was employed until May 2007. Prior to joining Petrie Parkman, Mr. Perrin was a partner for ten years in the business finance and restructuring group of the Houston office of Weil Gotshal & Manges. Mr. Perrin received his Bachelor of Business Administration in Accounting with Honors from the University of Texas at Austin in 1975. He received his J.D. with High Honors from the University of Houston in 1980. Mr. Perrin is a member of the State Bar of Texas, and is a licensed Certified Public Accountant in the State of Texas.  As a result of these and other professional experiences, we believe Mr. Perrin possesses knowledge and experience regarding general business, finance and the law that strengthen the Board’s collective qualifications, skills and experience.

Mark F. Polzin has served as a director of our company since July 27, 2005.  Mr. Polzin has been a director of The Oversight Company, a management consulting firm, since July 2007 and its president since August 2012.  Mr. Polzin has also been President of Ranch Fiduciary Corporation and Farms Fiduciary Corporation since December 2002, and Laurel Fiduciary Corporation since April 2004, all of which are corporate trustees.  From May 2007 to December, 2012, Mr. Polzin was Manager of Wyoming Consulting LLC, a management consulting firm.  He has extensive experience in private equity investing by high net worth families. On July 1, 2007,

Mr. Polzin retired as President and Chief Executive Officer of Moreland Management Company, where he had served as an officer since 1989. Prior to joining Moreland he was an executive and director of several mid-western community banking organizations. He holds a B.S. in Economics from the University of Wisconsin-Milwaukee and a J.D. from Marquette University Law School. He is a member of the State Bar of Wisconsin and the Iowa State Bar Association.  Mr. Polzin is a member of the Board of Regents of Concordia University Wisconsin and a director of its Foundation.  He is also Chairman of the Board of Trustees of the Grand River Academy Growth Foundation.  As a result of these and other professional experiences, we believe Mr. Polzin possesses knowledge and experience regarding general business and finance and securities and tax law that strengthen the Board’s collective qualifications, skills and experience.

Alfred E. Smith IV has served as a director of our Company since November 7, 2012.  He is the founder and CEO of AE Smith Associates, LLC, a business advisory and corporate consulting firm, and has served on the board of directors of Provectus Pharmaceuticals, Inc., a development stage pharmaceutical company, since July 2011. He also has served as a senior advisor for Kroll Bond Rating Agency since 2011; K2 Global Consulting, N.A., LLC, an investigative and risk analytics consulting firm, since 2011; Next Health, LLC, a medical equipment manufacturer, during 2012; and The Marwood Group, a healthcare-focused strategic advisory and financial services firm, from 2007 to 2012.  Mr. Smith has served on the boards of directors of the Tony Blair Faith Foundation since 2008 and Mutual of America Capital Management Corporation since 2001. Mr. Smith began his career on Wall Street as an independent broker on the New York Stock Exchange in 1972. He subsequently joined Mitchell, Hutchins & Co. as Vice President, served as a Partner of CMJ Partners, LLC, and worked for Bear Wagner Specialists LLC as Senior Managing Director, until his retirement in 2006. Mr. Smith also served as a member of the board of directors of Saint Vincent Catholic Medical Centers from 1986 to 2012 and had served as chairman of its board since 2006. Mr. Smith also serves as a Director, Secretary, and Dinner Chairman for the Alfred E. Smith Memorial Foundation, a charitable foundation that supports needy children of the Archdiocese of New York. Mr. Smith attended Villanova University. As a result of these and other professional experiences, we believe Mr. Smith possesses knowledge and experience regarding finance and the capital markets that strengthen the Board’s collective qualifications, skills and experience.

On April 21, 2014, the Company and its subsidiaries other than Baltic Trading and its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code.  In addition, Mr. Georgiopoulos serves as an executive officer of General Maritime Corporation.  On November 17, 2011, General Maritime and substantially all of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code.

Corporate Governance

Governance Materials - All of the Company’s corporate governance materials, including the committee charters of the Board and the Company’s Corporate Governance Guidelines, are published on the Corporate Governance section of the Company’s website under “Investor” at www.gencoshipping.com.  These materials are also available in print to any shareholder upon request. The Board regularly reviews corporate governance developments and modifies its committee charters as warranted.  Any modifications are reflected on the Company’s website, including modifications recently made to all of its committee charters in connection with the Company’s listing on the NYSE.

Director Independence - It is the Board’s objective that a majority of the Board consists of independent directors. For a director to be considered independent, the Board must determine that the director does not have any material relationship with the Company. The Board follows the criteria set forth in applicable NYSE listing standards to determine director independence.  The Board will consider all relevant facts and circumstances in making an independence determination.

All members of the Audit, Compensation and Nominating and Corporate Governance Committees must be independent directors as defined by applicable NYSE listing standards.  Members of the Audit Committee must also satisfy a separate Securities and Exchange Commission independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from the Company or any of its subsidiaries other than their director compensation.

The independent directors of the Company are Rear Admiral Robert C. North, Basil G. Mavroleon, Harry A. Perrin, Nathaniel C.A. Kramer, Mark F. Polzin, and Alfred E. Smith IV.  The Board has determined that each of the members of the Audit, the Compensation and the Nominating and Corporate Governance Committees, respectively, are independent as defined in the applicable NYSE listing standards.

Code of Ethics - All directors, officers, employees and agents of the Company must act ethically at all times and in accordance with the policies comprising the Company’s code of ethics set forth in the Company’s Code of Ethics. Under the Company’s Code of Ethics, the Board will only grant waivers for a director or an executive officer in limited circumstances and where circumstances would support a waiver.  Such waivers may only be made by the Audit Committee.

The Company’s Code of Ethics is available on the Company’s website at www.gencoshipping.com and is available in print to any shareholder upon request.  We intend to provide any disclosures regarding the amendment or waiver of our Code of Ethics on our website.

Communicating Concerns to Directors — Shareholders or other interested parties may communicate directly with any individual director, with the Board of Directors as a group, with the Chairman or other presiding director for the non-management directors, or with non-management directors as a group pursuant to Section 303A.03 of the NYSE’s Listed Company Manual.  All of Genco’s directors are currently non-management directors.  All communications should be in writing and should be addressed to the intended recipient(s), c/o John C. Wobensmith, Secretary, 299 Park Avenue, 12th Floor, New York, New York 10171.  Once the communication is received by the Secretary, the Secretary reviews the communication.  Communications that comprise advertisements, solicitations for business, requests for employment, requests for contributions or other inappropriate material will not be forwarded to our directors. Other communications are promptly forwarded to the addressee.

Board Meetings and Committees

During fiscal year 2013, there were five meetings of the Board of Directors.  A quorum of Directors was present, either in person or telephonically, for all of the meetings.  Actions were also taken during the year by unanimous written consent of the Directors.  All directors other than Peter C. Georgiopoulos and Stephen A. Kaplan attended at least 75% of the aggregate of the total number of meetings of the Board and the total number of meetings of all Committees of the Board on which they served.  The Company encourages all directors to attend each annual meeting of shareholders.  All seven of Genco’s directors attended the 2013 Annual Meeting of Shareholders on May 16, 2013.

During fiscal year 2013, Genco’s Audit Committee was comprised of Harry A. Perrin, Nathaniel C.A. Kramer and Mark F. Polzin, all of whom qualify as independent under the listing requirements of the NYSE and are financially literate.  Mr. Perrin is also a financial expert as defined under Item 401(h)(2) of Regulation S-K.  Please refer to Mr. Perrin’s biographical information on page 2 for his relevant experience.  Through its written charter, the Audit Committee has been delegated the responsibility of reviewing with the independent auditors the plans and results of the audit engagement, reviewing the adequacy, scope and results of the internal accounting controls and procedures, reviewing the degree of independence of the auditors, reviewing the auditor’s fees and recommending the engagement of the auditors to the full Board. The Audit Committee held eight meetings during fiscal year 2013.

Genco’s Compensation Committee was comprised of Mark F. Polzin, Harry A. Perrin and Nathaniel C.A. Kramer.  All three of these directors qualify as independent under the listing requirements of the NYSE, and none of them is an employee of Genco.  Through its written charter, the Compensation Committee administers Genco’s equity incentive plan and other corporate benefits programs.  The Compensation Committee also considers from time to time matters of compensation philosophy and competitive status, and also reviews, approves, or recommends executive officer bonuses, equity grants and other compensation.  The Compensation Committee generally does not delegate its authority, although Genco’s officers are responsible for the day-to-day administration of Genco’s 2005 Equity Incentive Plan and 2012 Equity Incentive Plan.  The Compensation Committee’s primary processes for establishing and overseeing executive compensation can be found under “Compensation Discussion and Analysis” below.  Directors’ compensation is established by the Board of Directors upon the recommendation of the Compensation Committee.  The Compensation Committee held seven meetings during fiscal year 2013.

Genco’s Nominating and Corporate Governance Committee was comprised of Basil G. Mavroleon, Rear Admiral Robert C. North, and Alfred E. Smith IV.  All of these directors qualify as independent under the listing requirements of the NYSE, and none of them is an employee of Genco.  Through its written charter, the Nominating and Corporate Governance Committee assists the Board in identifying qualified individuals to become Board members, in determining the composition of the Board and its committees, in monitoring a process to assess Board effectiveness and in developing and implementing the Company’s corporate governance guidelines. When a vacancy exists on the Board, or when the Board determines to add an additional director, the nominating and corporate governance committee seeks out appropriate candidates from various sources, which may include directors, officers, employees and others. The committee may use consultants and search firms who may be paid fees for their assistance in identifying and evaluating candidates, but has not done so to date.  The committee does not have a set of minimum, specific qualifications that must be met by a candidate for director and will review the candidate’s background, experience and abilities, and the contributions the candidate can be expected to make to the collective functioning of the Board and the needs of the Board at the time. The committee considers candidates based on materials provided, and will consider whether an interview is appropriate.  The committee will consider shareholder recommendations of director candidates, which should be sent to the attention of the corporate secretary at the Company’s headquarters, on the same basis.  The Nominating and Corporate Governance Committee held two meetings during fiscal year 2013.

As noted above, the Nominating and Corporate Governance Committee considers many factors when determining the eligibility of candidates for nomination to the Board. The Committee does not have a diversity policy; however, in the event of a vacancy, the Committee’s goal is to nominate candidates from a broad range of experiences and backgrounds who can contribute to the board’s overall effectiveness in meeting its mission.

Executive Sessions

Under the Corporate Governance Guidelines that the Company adopted in connection with its listing on the New York Stock Exchange to assure free and open discussion and communication among the non-management directors, the non-management directors will seek to meet at least annually and may meet as the non-management directors deem appropriate.  In addition, if there are any non-management directors who are not independent directors, the independent directors shall meet in executive session at least once each year.  The presiding director at any executive session with the non-management or independent directors will be the Chairman if the Chairman is present and is a non-management or independent director (as applicable) and will otherwise be selected by a majority of the non-management or independent directors (as applicable) present at the meeting.  All of Genco’s directors are currently non-management directors, and two executive sessions of independent directors were held in fiscal year 2013.

Board Leadership Structure

As noted above, our Board is currently comprised of six independent and one non-independent director.  We recognize that different Board leadership structures may be appropriate for the Company during different periods of time and under different circumstances.  We believe that our current Board leadership structure is suitable for us because it allows us to consider a broad range of opinions in the course of our Board deliberations, including those with knowledge of the Company’s day-to-day operations and business strategy, as well as those with an experienced independent viewpoint.

The Board does not have a policy on whether or not the roles of President and Chairman of the Board should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee Directors or be an employee. The Board believes that it should have the flexibility to make a determination from time to time in a manner that is in the best interests of the Company and its shareholders at the time of such determination.

Our Board has placed the responsibilities of Chairman with a non-employee member of the Board which we believe fosters accountability between the Board and our management team.  Our Chairman has been closely involved with the Company since its founding.  Given his unique knowledge, experience and relationship with the Board, we believe his continued service as Chairman provides significant value to the Company and its shareholders, and that it is beneficial for our Chairman to lead our Board members as they provide leadership to our management team.  In addition, our Chairman contributes significantly to developing and implementing our strategy; facilitating communication among the directors; developing Board meeting agendas in consultation with management; and presiding at Board and shareholder meetings. This delineation of duties allows the President to focus his attention on managing the day-to-day business of the Company.

Our Corporate Governance Guidelines provide the flexibility for our Board to modify or continue our leadership structure in the future, as it deems appropriate.

Risk Oversight

The Board believes that oversight of the Company’s risk management efforts is the responsibility of the entire Board. It views risk management as an integral part of the Company’s strategic planning process. The subject of risk management is regularly discussed at Board meetings with our President and our Chief Financial Officer.  Additionally, the charters of certain of the Board’s committees assign oversight responsibility for particular areas of risk. For example, our Audit Committee oversees management of risks related to accounting, auditing and financial reporting and maintaining effective internal controls for financial reporting.  Our Nominating Committee oversees risk associated with our Corporate Governance Guidelines and Code of Ethics, including compliance with listing standards for independent directors, committee assignments and conflicts of interest.  Our Compensation Committee oversees the risk related to our executive compensation plans and arrangements.

Executive Officers

The following tables set forth certain information with respect to the executive officers of Genco other than Peter C. Georgiopoulos, for whom information is set forth above under the heading “Board of Directors”:

Name	Age	Position

Robert Gerald Buchanan	65	President (Principal Executive Officer)
John C. Wobensmith	44	Chief Financial Officer, Principal Accounting Officer and Secretary

Robert Gerald Buchanan has served as President of our company since June 1, 2005. Mr. Buchanan has over 40 years of shipping experience, holding various senior operating, engineering and management positions. Before joining our company, Mr. Buchanan spent eight years as a Managing Director of Wallem, a leading technical management company. As the senior executive at Wallem, Mr. Buchanan was responsible for the safe and efficient operations of close to 200 vessels, as well as management of approximately 500 onshore and seagoing staff. From 1990 to 1996, Mr. Buchanan was Technical Director of Canada Steamships Lines of Montreal, overseeing a fleet of bulk carriers. Before this, Mr. Buchanan managed an oceanographic research vessel for NATO from 1986 to 1990, was Superintendent Engineer of Denholm Ship Management’s United Kingdom office from 1982 to 1986, and Chief Engineer of Denholm Ship Management from 1969 to 1982. Mr. Buchanan was educated at Glasgow Nautical College and obtained a First Class Engineers license for the both steam and motor ships. Among his industry affiliations, Mr. Buchanan was a member of the International Committee for Gard Protection & Indemnity Association.

John C. Wobensmith has served as our Chief Financial Officer and Principal Accounting Officer since April 4, 2005. Since 2010, Mr. Wobensmith has served as President, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer of Baltic Trading, a subsidiary of the Company. Mr. Wobensmith is responsible for overseeing our accounting and financial matters. Mr. Wobensmith has over 16 years of experience in the shipping industry, with a concentration in shipping finance. Before becoming our Chief Financial Officer, Mr. Wobensmith served as a Senior Vice President with American Marine Advisors, Inc., an investment bank focused on the shipping industry. While at American Marine Advisors, Inc., Mr. Wobensmith was involved in mergers and acquisitions, equity fund management, debt placement and equity placement in the shipping industry. From 1993 through 2000, he worked in the international maritime lending group of The First National Bank of Maryland, serving as a Vice President from 1998. He has a bachelors degree in economics from St. Mary’s College of Maryland and holds the Chartered Financial Analyst designation.

On April 21, 2014, the Company and its subsidiaries other than Baltic Trading and its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the 1934 Act and the rules thereunder, Genco’s executive officers and directors and persons who own more than 10% of a registered class of Genco’s equity securities, or 10% holders, are required to file with the Securities and Exchange Commission reports of their ownership of, and transactions in, Genco’s common stock. Based solely on a review of copies of such reports furnished to Genco, and written representations that no reports were required, Genco believes that during the fiscal year ended December 31, 2013 its executive officers, directors, and 10% holders complied with the Section 16(a) requirements.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section describes the Company’s compensation program as it relates to our Chairman, Peter C. Georgiopoulos, our President, Robert Gerald Buchanan, and our Chief Financial Officer, John C. Wobensmith, all of whom we refer to together as our “named executives.”  We treat Peter C. Georgiopoulos as an executive officer of the Company for securities laws purposes, although he is not an employee or a corporate officer and is not paid a salary.

Detailed compensation information for each of the named executives is presented in the tables following this discussion in accordance with SEC rules.

Our Compensation Philosophy

The Company’s executive compensation program is designed to attract, motivate and retain a talented team of executives who will enable the Company to compete successfully with other drybulk shipping companies.  The Company seeks to accomplish this goal in a way that aligns our executives’ interests with those of our shareholders and encourages and rewards our executives for achievement of the Company’s annual and longer-term performance objectives.

In light of the cyclical nature of the shipping industry and the volatile and unpredictable markets in which the Company operates, the Company does not establish specific performance targets for incentive compensation to our named executive officers, and compensation levels generally are not determined through a benchmarking process.  Instead, the compensation of our senior executives is generally determined or recommended by the Compensation Committee in its discretion following a review of the Company’s performance and individual contributions to that performance.  This approach provides the Compensation Committee with the flexibility to calibrate performance-based awards through a retroactive assessment of corporate and individual performance and to appropriately take into account market conditions which were outside of management’s control and which could not have been anticipated at the beginning of the performance period.  In this way, the Compensation Committee can incentivize and reward executives for performance that supports the long-term value of the Company rather than merely focusing on the short-term results of market conditions.

Compensation Objectives

Performance.  Our compensation program is designed to align compensation with performance.  The amount of compensation for each named executive is based on the Compensation Committee’s assessment of factors including the Company’s performance, the named executive’s individual performance and contributions to improving shareholder value, and his level of responsibility and management experience.  Specific factors affecting compensation decisions for the named executives include:

•                  key financial and statistical measurements;

•                  the design and implementation of a finance strategy for the Corporation, including obtaining or renegotiating financing on favorable terms in a difficult market environment;

•                  strategic objectives such as acquisitions, dispositions or joint ventures;

•                  the Company’s ability to acquire and dispose of vessels on favorable terms; and

•                  achieving operational goals for the Company or particular area of responsibility for the named executive, such as operations or chartering.

In order to provide proper incentives to each executive and appropriately reward performance, the Compensation Committee assesses the proper balance of short-and long-term compensation.  The Committee also considers the form of such compensation, such as cash or equity grants.

Alignment of Interests.  We seek to align the interests of the named executives with those of our investors by awarding a significant portion of our incentive compensation in the form of equity.  The ultimate value realized by our executives is therefore tied to the performance of our stock price over time.  The Compensation Committee believes that this promotes and instills a long-term perspective among members of our management team.

Recruitment and Retention.  To attract and retain a highly-skilled work force, we believe that compensation levels should be competitive.  To foster retention, we have provided for extended vesting terms of our equity grants to our executives.

Elements of the Compensation Program — What We Pay and Why

The compensation program for the named executives consists of two main components:

•                  Fixed compensation comprised of base salaries or, in the case of Mr. Georgiopoulos, fees for his services; and

•                  Variable incentive compensation comprised of annual cash incentive awards and equity awards.

The named executives (other than Mr. Georgiopoulos) are also eligible to participate in the Company’s health and other broad-based programs on the same basis as other U.S. employees and are eligible for paid time off and paid holidays.

Fixed Compensation

Base Salary and Chairman’s Fee.  Base salaries (or, in the case of Mr. Georgiopoulos, fees for his services) and for the named executives are determined based on the following factors:

•                  the breadth, scope and complexity of the functions performed by each named executive;

•                  individual performance, skills, and experience;

•                  the competitive labor market for the position; and

•                  internal equity considerations.

Base salaries for such named executive and Mr. Georgiopoulos’ fees are reviewed annually, and periodic adjustments are made to reflect:

•                  Merit increases in instances where individual performance, skills, and experience warrant such an adjustment;

•                  Promotions or significant changes in the scope of the position; and

•                  market adjustments to reflect the competitive labor market for the position.

Variable Incentive Compensation

Because of the Company’s commitment to aligning pay with demonstrated performance, a significant portion of compensation paid to our named executive officers is incentive-based.  The Company’s incentive compensation program is designed to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future performance, align the interests of the executive with our shareholders and retain the executives through the term of the awards.  At the end of our fiscal year, the Compensation Committee makes incentive compensation decisions based upon considerations of the Company’s financial results, the state of our operations and our strategic accomplishments during the year, and the accomplishments and contributions of our named executive officers.  Following this assessment, variable incentive compensation for our named executive officers is awarded in the form of a cash incentive award and a restricted stock award.

Cash Incentive Awards.  The Company awards a portion of annual compensation to its named executives in the form of cash incentive awards, which are used to reward executives who contribute to the Company’s performance.  Cash incentive awards are generally made at the end of the fiscal year.  The Compensation Committee considers the amounts of these awards and recommends them to the Board for approval.

Restricted Stock Awards.  The Company’s equity incentive compensation program is designed to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future performance, align the interests of the executive with our shareholders and retain the executives through the term of the awards.

The Compensation Committee believes long-term equity awards in the form of restricted stock awards are an effective way to attract and retain a talented executive team and align executives’ interests with those of shareholders.  In determining the amounts of restricted stock awards to named executives, the Compensation Committee takes into account the factors used to determine incentive compensation amounts described above, as well as the fact that the Company does not have any defined benefit retirement or similar program.  The Company does not have any specific policy on the timing of award grants but has generally made one grant per year at the end of the calendar year.  The Compensation Committee considers the grant size and form of award when making award decisions.  However, due to uncertainties surrounding the restructuring of the Company’s indebtedness, the Company made no restricted stock awards to its named executive officers for 2013.

During the restricted period, unless otherwise determined by the Compensation Committee, each restricted stock grant entitles the named executive to receive payments from the Company of any dividends declared and paid by the Company on its common stock.  As the executives share commensurately with other shareholders in receiving dividends, they likewise share in the recognition of the current income generation and future change in stock price.  However, if any such restricted shares do not vest, the holders of the non-vesting shares must repay any dividends that were paid to them on the non-vesting shares unless the Board or the Compensation Committee determines otherwise.

Other Elements

Benefits.  Our named executives (other than Mr. Georgiopoulos) are eligible under the same plans as all other U.S. employees for medical, dental, vision, and disability insurance and are eligible for paid time off and paid holidays.  Additionally, we match the 401(k) contributions of Messrs. Buchanan and Wobensmith, and pay premiums on life insurance and long-term disability insurance for Mr. Wobensmith.  We believe these benefits are reasonable, competitive and consistent with the Company’s overall executive compensation program.

Compensation for Our Named Executives in 2013

The specific compensation decisions made for each of the named executives for 2013 reflect the achievement of operational, technical and commercial successes, despite a challenging market environment.  However, given uncertainties regarding the Company’s restructuring of its indebtedness, elements of our named executive officers’ cash compensation for 2013 remained the same or were lower than in 2012, and none of our named executive officers received grants of restricted stock.

In deliberations regarding compensation for 2013, our Compensation Committee considered the Company’s performance for the twelve months ended September 30, 2013 relative to that of a performance peer group of eight publicly-traded drybulk and other shipping companies consisting of DHT Holdings, Inc., Diana Shipping Inc., DryShips, Inc., Eagle Bulk Shipping, Inc., GulfMark Offshore, Inc., Hornbeck Offshore Services, Inc., International Shipholding Corp., and Teekay LNG Partners L.P.  The Compensation Committee considered the Company’s relative performance to this peer group in such metrics as revenue, EBITDA, operating income and net income; returns on equity and on invested capital; EBITDA, operating, and profit margins; market capitalization; and total return to shareholders.  The Compensation Committee considered these metrics on an absolute basis and on a year-over-year basis.  The Compensation Committee took into consideration the fact that the Company achieved its results with a small executive team and a lean staff while maintaining relatively low general and administrative expenses on a per vessel per day basis for the drybulk industry.

The Compensation Committee also took into account the contributions of each named executive to the performance of the Company.  Despite the challenging market environment, the Compensation Committee viewed 2013 as a successful year for the Company highlighted by several achievements by our executives, including the following:

•                  Strengthening the Company’s position for a restructuring of its outstanding indebtedness, including:

•                  Preserving of the Company’s enterprise value and financial flexibility in a challenging market environment through efficient cash management and cost savings throughout 2013, building on the opportunities provided by the covenant waivers obtained under the Company’s credit facilities in August 2012.

•                  Developing constructive relationships through numerous proactive meetings with potential or existing debtholders who would likely play a significant role in such restructuring.

•                  Maintaining good relationships with major charterers and industry vendors that would be difficult to rebuild if lost, thereby preserving value and future prospects.

•                  Maintaining a cash position of $57.7 million through September 30, 2013 with a cash position projected at the time of the Compensation Committee’s consideration to be approximately $62.2 million as of December 31, 2013.

•                  Maintaining cost effective vessel operations, including DVOE projected at the time of the Compensation Committee’s consideration to be approximately $4,800 for 2013, or approximately $450 per day (or $8.7 million per annum) lower than budgeted for 2013 and approximately $231 per day (or $4.5 million per annum) lower than actual 2012 DVOE.

•                  Achieving general and administrative expenses among the lowest in the Company’s drybulk peer group on a daily basis.

•                  Achieving vessel operating expenses among the lowest in the Company’s drybulk peer group on a daily basis.

•                  Achieving a high fleet utilization rate exceeding 99%, meaning that our vessels were operating almost every day they were available to operate during the first nine months of 2013, increasing our earnings potential.

•                  Pursuing an opportunistic chartering strategy by fixing vessels on spot market-related contracts during the weak rate environment while preserving the option to convert these to fixed rates upon improving market conditions.

As Mr. Georgiopoulos is the Chairman of Baltic Trading and Mr. Wobensmith is its President and Chief Financial Officer, the Compensation Committee also took into account compensation awards contemplated by Baltic Trading’s own Compensation Committee.

Genco Compensation

Peter C. Georgiopoulos.  With respect to fiscal year 2013, Mr. Georgiopoulos received no salary from the Company but received a Chairman’s fee for his services of $500,000.  The Compensation Committee recommended a variable incentive award of $1,250,000, in recognition of his significant contributions during 2013, including his contributions in determining the strategic direction of the Company, his role in discussions with the Company’s debtholders, and service as a key representative of the Company to the investment community.

Mr. Georgiopoulos’ 2013 compensation also reflects his unique role as the publicly recognized leader of the Company and a prominent figure in the shipping industry.  Additionally, the Compensation Committee believes that Mr. Georgiopoulos’ experience, expertise, and strategic leadership were, and will continue to be, particularly valuable to the Company as it navigates this difficult market and seeks restructuring of its outstanding indebtedness.

In determining compensation for our Chairman, the Compensation Committee considers Mr. Georgiopoulos’ annual director compensation for his service on the Board.

Robert Gerald Buchanan.  Mr. Buchanan’s annual base salary was $475,000 for 2013 and was not changed for 2014.  Mr. Buchanan’s approved compensation package also included a variable incentive award of $350,000 for performance in 2013.

In determining this compensation, the Compensation Committee considered Mr. Buchanan’s compensation in light of his efficient management of operation of the Company’s vessels.  Under Mr. Buchanan’s leadership, the Company maintained daily vessel operating expenses among the lowest in the Company’s drybulk peer group on a daily basis and lower than amounts budgeted for 2013 or incurred in 2012, thereby improving our ability to operate efficiently during a difficult economic environment.  The Compensation Committee also took into account our achieved fleet utilization rate of 99%, which increased our earnings potential and cash position over the year.

John C. Wobensmith.  As for fiscal year 2013, Mr. Wobensmith’s annual base salary was $500,000 and was not changed for 2014.  Mr. Wobensmith’s approved compensation package also included a variable incentive award of $950,000 for performance in 2013.

The Compensation Committee recommended Mr. Wobensmith’s compensation based on his accomplishments as the Company’s chief financial officer as well as his performance in additional roles.  Through Mr. Wobensmith’s efforts last year to hold discussions with the Company’s debtholders and efficiently manage the Company’s cash, he served an important role in bolstering the Company’s position for the restructuring of its indebtedness.  Moreover, Mr. Wobensmith serves in a number of additional roles that the Compensation Committee believes exceed what is typically expected of a chief financial officer of a public company.  For example, Mr. Wobensmith serves as a representative to the Company’s investors and lenders and actively participates in all aspects of day-to-day operations, such as the management of our chartering strategy.  Through his involvement in various areas of our business, Mr. Wobensmith promotes the effective and efficient implementation of our vision and strategy.

Baltic Trading Compensation

Peter C. Georgiopoulos.   In considering Mr. Georgiopoulos’ compensation, the Compensation Committee took into account Mr. Georiopoulos’ compensation for service to Baltic Trading.  Specifically, Mr. Georgiopoulos had received director fees of $60,000 and an award of 11,936 shares of restricted stock of Baltic Trading for his service as a director, and Baltic Trading’s Compensation Committee was proposing to award a year-end grant of 539,000 restricted shares of Baltic Trading’s common stock and a cash award of $327,570 in recognition of his contributions to Baltic Trading’s performance in 2013.

John C. Wobensmith.  In considering Mr. Wobensmith’s compensation, our Compensation Committee took into account that Baltic Trading’s Compensation Committee was proposing to award a year-end grant of 300,000 restricted shares of Baltic Trading’s common stock in recognition of his contributions to Baltic Trading’s performance in 2013 and an additional award of 100,000 shares of restricted stock upon execution of his employment agreement with Baltic Trading.

Severance Benefits

Employment Agreements.  On September 21, 2007, we entered into an employment agreement with Mr. Wobensmith for an initial two-year term which automatically extends for successive yearly terms unless either party gives notice of nonrenewal.  The agreement provides for a base salary of $300,000 during the term, which may be increased but not decreased.  The agreement also confirms Mr. Wobensmith’s eligibility to receive cash bonuses and awards under our 2005 Equity Incentive Plan or other successor plan in amounts that the Compensation Committee may determine. The general terms of Mr. Wobensmith’s employment agreement are described in greater detail under the heading “Executive Employment Agreement” on page 19.  Mr. Wobensmith’s employment agreement provides for payments upon termination of his employment under certain conditions, which are described under the heading “Potential Payments upon Termination or Change-in-Control—Executive Employment Agreement” on page 19.

We entered into this agreement with Mr. Wobensmith to enhance our retention of Mr. Wobensmith, particularly in the event of an actual or rumored change in control.  The provisions relating to a change in control serve to align his interests with those of our shareholders by enabling Mr. Wobensmith to consider corporate transactions that are in the best interests of shareholders and our other constituents without undue concern over whether the transactions may jeopardize his employment.  The change of control payments under Mr. Wobensmith’s employment agreement are subject to a “double trigger,” meaning that the payments are not awarded upon a change of control unless he terminates his employment for good reason or his employment is terminated without cause (other than for death or disability) within two years of a change of control.  The vesting of Mr. Wobensmith’s restricted stock, as with all restricted stock granted to directors, officers, and other employees to date, remains subject to a “single trigger” and thus vests immediately upon a change of control.  We believe this structure strikes a balance between providing appropriate performance incentives and our executive retention goals.

Management Incentive Plan

On April 3, 2014, we and certain of our subsidiaries entered into a Restructuring Support Agreement (the “Support Agreement”) with certain of our creditors.  The Support Agreement contemplates restructuring our indebtedness through a plan of reorganization to be implemented under voluntary chapter 11 bankruptcy proceedings (the “Plan of Reorganization”).  To incentivize and promote the retention of key personnel who will be important to achieving success in our restructuring, the Plan of Reorganization provides for a management incentive equity plan (the “MIP”).  The terms of the MIP were recommended by the Compensation Committee and approved by the Board as part of the process of negotiating and entering into the Support Agreement.  Under the terms of the MIP, our named executive officers and other key personnel of reorganized Genco will be eligible to receive the following: (i) 1.8% of the shares of the equity in reorganized Genco, subject to dilution by warrants, (ii) the following three tiers of warrants (the “MIP Warrants”): (a) six-year warrants struck at a $1,618 million plan equity value representing 3.5% of the equity in reorganized Genco, (b) six-year warrants struck at a $1,810 million plan equity value representing 3.5% of equity in reorganized Genco, and (c) six-year warrants struck at a $2,195 million equity value, representing 5.0% of the equity in reorganized Genco. The MIP will vest over three years in equal proportions. The MIP Warrants will be exercisable on a cashless basis, and will be subject to dilution by the exercise of subsequent tranches of warrants.  Institution of the MIP is subject to the Plan of Reorganization becoming effective in our chapter 11 proceedings, which commenced on April 21, 2014.

How Compensation is Determined

Role of Compensation Committee.  Our executive compensation program is overseen by the Compensation Committee, which is composed of three non-employee directors:  Mark F. Polzin, Nathaniel C.A. Kramer and Harry A. Perrin.  The Compensation Committee

•                  establishes and administers our compensation policies,

•                  evaluates corporate performance and the performance of each of our executives,

•                  determines or recommends cash compensation of the Company’s senior management, and

•                  determines or recommends equity grants to the Company’s senior management and other key employees under the Company’s 2005 Equity Incentive Plan and its 2012 Equity Incentive Plan.

Each year, the Compensation Committee evaluates each named executive to determine if changes in compensation are appropriate.  As part of this process, the Compensation Committee reviews tally sheets and other summaries that include the following information, as applicable for each individual:

•                  Salary, bonus, and other cash compensation for prior years since 2005 (which was the year in which the Company’s initial public offering occurred);

•                  Restricted stock granted in prior years since 2005;

•                  Vested and unvested shares of restricted stock held; and

•                  The value of benefits and perquisites.

Role of Other Directors.  The Compensation Committee consults with our chairman and other directors regarding compensation matters generally.  Additionally, at the end of our fiscal year, our Chairman reviews with the Compensation Committee the Company’s financial results, the state of our operations and our strategic accomplishments during the year.

Role of Our Shareholders.  The Company’s shareholders approved a non-binding advisory resolution on executive compensation at the Company’s 2011 Annual Meeting of Shareholders, which approval the Compensation Committee took into account in making its determinations and recommendations for 2013.  At the meeting, the Company’s shareholders also approved a non-binding advisory resolution to hold future advisory votes on executive compensation every three years.  As a result, the next advisory vote on executive compensation will be held no later than the Company’s 2014 Annual Meeting of Shareholders.

The Compensation Committee is committed to constructive shareholder engagement and intends to continue to consider the views of shareholders when establishing and administering the Company’s compensation program.  To gain a greater understanding of our shareholders’ views on executive compensation, we contacted certain of our larger shareholders to better understand their views on compensation and corporate governance issues, which included discussions with the Chairman of our Compensation Committee and our Chief Financial Officer if the shareholder so desired.

Role of Compensation Consultant.  The Compensation Committee has selected and directly retained Steven Hall & Partners, an independent compensation consultant, for assistance in matters including evaluating compensation and performance data for peer companies; advising the Compensation Committee on current trends in executive compensation, methods of evaluation and different compensation mechanisms; and responding to other issues raised by the Compensation Committee.  The Compensation Committee did not solicit recommendations from this or any other consultant as to the form or amounts of compensation to be awarded to the Company’s named executives.

Role of Management.  The Compensation Committee consults with our senior executives regarding their views on their compensation and the compensation of those who report to them directly or indirectly.  None of our named executive officers determines his own compensation.

Competitive Marketplace Assessment.  In order to assess the competitiveness of the Company’s executive compensation, the Compensation Committee reviews the compensation arrangements of executives at certain other publicly-traded drybulk and other shipping companies for which executive compensation information is publicly available.  For 2013, the comparator group used for compensation was DHT Holdings, Inc., Eagle Bulk Shipping, Inc., GulfMark Offshore, Inc., Hornbeck Offshore Services, Inc., and International Shipholding Corp.  The Compensation Committee uses this group as a general frame of reference only and does not target the Company’s executive compensation as a specific percentile of the executive compensation awarded in this group.

Tax and Accounting Implications

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation to certain employees in excess of $1 million. So long as the Company qualifies for the exemption pursuant to Section 883 of the Internal Revenue Code of 1986, as amended, it is not subject to United States federal income tax on its shipping income (which comprised substantially all of its gross revenue in 2012).  If the Company does not qualify for the Section 883 exemption, its shipping income derived from U.S. sources, or 50% of its gross shipping income attributable to transportation beginning or ending in the United States, would be subject to a 4% tax imposed without allowance for deductions. Further discussion of this exemption is provided in the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2013, under the heading “Risk Factors—Company Specific Risk Factors—We may have to pay tax on U.S. source income . . .”     Commencing in 2010, the Company became subject to United States federal income tax on certain non-shipping income derived from its Management Agreement with Baltic Trading and its agency agreement with Maritime Equity Partners LLC.  However, the Company views the amount of compensation that would currently be subject to Section 162(m) not to be material.  For these reasons, the Company has not sought to structure its cash bonus plan or grants under its 2005 Equity Incentive Plan to qualify for exemption under Section 162(m). The Compensation Committee intends to consider Section 162(m) in the future based on the amount of executive income and other factors.

Accounting for Stock-Based Compensation

The Company follows Accounting Standards Codification Topic 718, Stock Compensation, in accounting for nonvested stock issued under its 2005 Equity Incentive Plan.

Risk Assessment

The Compensation Committee is primarily responsible for overseeing the review and assessment of risks arising from the Company’s compensation policies and practices. The Company uses a number of approaches to mitigate excessive risk-taking, including significant weighting towards long-term incentive compensation and emphasizing qualitative goals in addition to quantitative metrics. Based on its review of the Company’s compensation policies and practices, the Compensation Committee determined that the risks arising from the Company’s compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between any of Genco’s executive officers or members of Genco’s Board of Directors or compensation committee and any other company’s executive officers, Board of Directors or compensation committee.

Compensation Committee Report

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

Submitted by the Compensation Committee of the Board of Directors:

Mark F. Polzin, Chairman

Nathaniel C.A. Kramer

Harry A. Perrin

The Compensation Committee Report does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates the Compensation Committee Report by reference therein.

Summary Compensation Table

The following table sets forth in summary form information concerning the compensation paid by us during the years ended December 31, 2013, December 31, 2012, and December 31, 2011, to our named executive officers:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)(1) (e)	All Other Compensation ($) (i)		Total ($) (j)
Robert G. Buchanan President	2013	$475,000	$350,000	$—	$15,300	(2)	$840,300
	2012	$450,000	$425,000	$67,000	$15,000	(2)	$957,000
	2011	$450,000	$425,000	$159,750	$14,700	(2)	$1,049,450
John C. Wobensmith Chief Financial Officer, Principal Accounting Officer, and Secretary	2013	$500,000	$950,000	$2,288,000	$15,300	(2)	$3,753,300
	2012	$450,000	$950,000	$450,999	$15,000	(2)	$1,865,999
	2011	$450,000	$950,000	$601,750	$14,700	(2)	$2,016,450
Peter C. Georgiopoulos Chairman	2013	$—	$1,250,000	$3,173,078	$560,000	(3)(4)	$4,983,078
	2012	$—	$1,250,000	$828,998	$535,000	(3)(4)	$2,613,998
	2011	$—	$—	$1,068,300	$263,622	(3)(4)	$1,331,962

(1)         The amounts in column (e) reflect the aggregate grant date fair value of restricted stock awards pursuant to the Company’s 2005 and 2012 Equity Incentive Plans or Baltic Trading’s 2010 Equity Incentive Plan computed in accordance with FASB ASC Topic 718.  The actual amount realized by the named executive will likely vary based on a number of factors, including the Company’s performance, stock price fluctuations and applicable vesting.  Additional information regarding stock awards is provided in the Grants of Plan-Based Awards table below.

(2)         Represents payments made to the 401(k) Plan.

(3)         Includes fees for service on the Board of Directors of Baltic Trading at an annual rate of $60,000 in $2013 and $35,000 in 2012 and 2011.

(4)         Includes fees for service on the Board of Directors of the Company at an annual rate of $35,000.  In 2011, this fee was prorated for the first seven months of the year, resulting in a payment of $20,329.  On August 1, 2011, Mr. Georgiopoulos began receiving a fee for his services to the Company payable at an annual rate of $500,000.  The amount of this fee for the last five months of 2011 totaled $208,333.

The following table reflects awards of restricted stock under the Company’s 2012 and 2005 Equity Incentive Plans, or Baltic Trading’s 2010 Equity Incentive Plan during the year ended December 31, 2013:

Grants of Plan-Based Awards

Name (a)	Grant Date (b)	All Other Stock Awards: Number of Shares of Stock (i)		Grant Date Fair Value of Stock Awards ($) (l)
John C. Wobensmith	12/19/13	300,000	(1)(5)(6)	$1,716,000
	12/19/13	100,000	(2)(5)(6)	$572,000
Peter C. Georgiopoulos	5/16/13	28,662	(3)(6)	$44,999
	5/16/13	11,936	(4)(6)	$44,999
	12/19/13	539,000	(1)(6)	$3,083,080

(1)         Represents a grant of restricted shares of Baltic Trading’s common stock for the year ended December 31, 2013.  The restrictions applicable to the shares lapse in four equal installments commencing on November 15, 2014 and on each of the first three anniversaries thereafter.

(2)         Represents a grant of restricted shares of the Baltic Trading’s common stock in connection with Mr. Wobensmith’s execution of his employment agreement with Baltic Trading.  The restrictions applicable to the shares lapse in four equal installments commencing on November 15, 2014 and on each of the first three anniversaries thereafter.

(3)         Represents a grant of restricted shares of the Company’s common stock made to directors of the Company generally.  The restrictions applicable to the shares lapse on the earlier of the date of the Company’s 2014 Annual Meeting of Shareholders, upon the occurrence of a change of control (as defined under our 2012 Equity Incentive Plan), or upon Mr. Georgiopoulos’ death or disability.

(4)         Represents a grant of restricted shares of Baltic Trading’s common stock made to directors of Baltic Trading generally.  The restrictions applicable to the shares lapse on the date of Baltic Trading’s 2014 Annual Meeting of Shareholders, upon the occurrence of a change of control (as defined under Baltic Trading’s 2010 Equity Incentive Plan), or upon Mr. Georgiopoulos’ death or disability.

(5)         Restrictions on these shares also lapse with respect to a pro rata percentage of the shares upon their death or disability or termination without cause between two vesting dates, and will lapse in full upon the occurrence of a change in control (as defined in the relevant issuer’s equity incentive plan).

(6)         Recipients of restricted share grants will receive dividends thereon at the same rate as is paid to other holders of common stock but must repay dividends on any shares subject to forfeiture under the terms of such recipient’s grant agreement unless the Board of Directors of the relevant issuer waives the repayment requirement as to dividends on such shares.

The following table provides information on restricted stock awards under our 2005 Equity Incentive Plan, our 2012 Equity Incentive Plan, or Baltic Trading’s 2010 Equity Incentive Plan that were not vested as of December 31, 2013:

Outstanding Equity Awards at Fiscal Year-End

Name (a)	Number of Shares of Stock That Have Not Vested (g)		Market Value of Shares of Stock that Have Not Vested ($) (6) (h)
Robert G. Buchanan	37,500	(1)	$93,750
John C. Wobensmith
Genco	112,500	(2)	$281,250
Baltic Trading	508,250	(3)	$3,273,130
Total			$3,554,380
Peter C. Georgiopoulos
Genco	326,162	(4)	$815,405
Baltic Trading	825,436	(5)	$5,315,808
Total			$6,131,213

(1)         Represents the unvested portions of:  25,000 restricted shares of our common stock granted on December 21, 2010, which vest in four equal installments commencing on November 15, 2011 and on each of the first three anniversaries thereafter; 25,000 restricted shares of our common stock granted on December 28, 2011, which vest in four equal installments commencing on November 15, 2012 and on each of the first three anniversaries thereafter; and 25,000 restricted shares of our common stock granted on December 13, 2012, which vest in four equal installments commencing on November 15, 2013 and on each of the first three anniversaries thereafter. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

(2)         Represents the unvested portions of: 75,000 restricted shares of our common stock granted on December 21, 2010, which vest in four equal installments commencing on November 15, 2011 and on each of the first three anniversaries thereafter; 75,000 restricted shares of our common stock granted on December 28, 2011, which vest in four equal installments commencing on November 15, 2012 and on each of the first three anniversaries thereafter; and 75,000 restricted shares of our common stock granted on December 13, 2012, which vest in four equal installments commencing on November 15, 2013 and on each of the first three anniversaries thereafter.  The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

(3)         Represents the unvested portions of:  108,000 restricted shares of Baltic Trading’s common stock granted on March 10, 2010, which vest in four equal installments commencing on March 15, 2011 and on each of the first three anniversaries thereafter; 25,000 restricted shares of Baltic Trading’s common stock granted on December 24, 2010, which vest in four equal installments commencing on November 15, 2011 and on each of the first three anniversaries thereafter; 25,000 restricted shares of Baltic Trading’s common stock granted on December 21, 2011, which vest in four equal installments commencing on November 15, 2012 and on each of the first three anniversaries thereafter; 83,333 restricted shares of Baltic Trading’s common stock granted on December 13, 2012, which vest in four equal installments commencing on November 15, 2013 and on each of the first three anniversaries thereafter; and 400,000 restricted shares of Baltic Trading’s common stock granted on December 19, 2013, which vest in four equal installments commencing on November 15, 2014 and on each of the first three anniversaries thereafter.

(4)         Represents the unvested portions of: 100,000 restricted shares of our common stock granted on January 10, 2008, which vest in ten equal installments commencing on November 15, 2008 and on each of the first nine anniversaries thereafter; 75,000 restricted shares of our common stock granted on December 24, 2008, which vest in ten equal installments commencing on November 15, 2009 and on each of the first nine anniversaries thereafter; 75,000 restricted shares of our common stock granted on March 5, 2010, which vest in ten equal installments commencing on November 15, 2010 and on each of the first nine anniversaries thereafter;  200,000 restricted shares of our common stock granted on December 21, 2010, which vest in four equal installments commencing on November 15, 2011 and on each of the first three anniversaries thereafter; 100,000 restricted shares of our common stock granted on December 28, 2011, which vest in four equal installments commencing on November 15, 2012 and on each of the first three anniversaries thereafter; 100,000 restricted shares of our common stock granted on December 13, 2012, which vest in four equal installments commencing on November 15, 2013 and on each of the first three anniversaries thereafter; and 28,662 restricted shares of our common stock granted on May 16, 2013 which vest in full on the date of the Company’s 2014 Annual Meeting of Shareholders.  The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

(5)         Represents the unvested portions of:  358,000 restricted shares of Baltic Trading’s common stock granted on March 10, 2010, which vest in four equal installments commencing on March 15, 2011 and on each of the first three anniversaries thereafter; 80,000 restricted shares of Baltic Trading’s common stock granted on December 24, 2010, which vest in four equal installments commencing on November 15, 2011 and on each of the first three anniversaries thereafter; 80,000 restricted shares of Baltic Trading’s common stock granted on December 21, 2011, which vest in four equal installments commencing on November 15, 2012 and on each of the first three anniversaries thereafter; 166,666 restricted shares of Baltic Trading’s common stock granted on December 13, 2012, which vest in four equal installments commencing on November 15, 2013 and on each of the first three anniversaries thereafter; 11,936 restricted shares of common stock granted on May 16, 2013 which vest in full on the date of Baltic Trading’s 2014 Annual Meeting of Shareholders, and 539,000 restricted shares of common stock granted on December 19, 2013, which vest in four equal installments commencing on November 15, 2014, and on each of the first three anniversaries thereafter.

(6)         The value of the unvested stock awards of the Company equals the number of unvested shares of the Company’s common stock held multiplied by $2.50, the closing market price of the Company’s common stock on the NYSE on December 31, 2013. The value of the unvested stock awards of Baltic Trading equals the number of unvested shares of Baltic Trading’s common stock held multiplied by $6.44, the closing market price of the Company’s common stock on the NYSE on December 31, 2013.

The following table provides information regarding the number of restricted stock awards that vested during the year ended December 31, 2013, all of which were awards of restricted shares of the Company’s or Baltic Trading’s common stock:

Stock Vested

Name (a)	Number of Shares Acquired on Vesting (d)	Value Realized on Vesting ($) (1) (e)
Robert G. Buchanan	22,500	$55,575
John C. Wobensmith
Genco	68,750	$169,813
Baltic Trading	60,333	$264,966
Total		$434,779
Peter C. Georgiopoulos
Genco	135,000	$324,450
Baltic Trading	181,167	$777,933
Total		$1,102,383

(1)         The value of the unvested stock awards that vested during the year ended December 31, 2013 equals the number of shares vested multiplied by the closing market price of the relevant issuer’s common stock on the NYSE on the vesting date of each grant.

Executive Employment Agreements

We entered into a letter agreement (the “Genco Employment Agreement”) with John C. Wobensmith, our Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer, effective as of September 21, 2007, with a term continuing through September 20, 2009.  The Genco Employment Agreement provides for automatic renewal for additional one year terms, unless either party terminates the Employment Agreement on at least 90 days’ notice.  The Genco Employment Agreement provides for a base salary per annum of $300,000 as well as discretionary bonuses as determined by the Compensation Committee in its sole discretion.  Mr. Wobensmith will also be eligible to receive restricted stock and other equity grants from time to time pursuant to our 2012 Equity Incentive Plan or any successor employee stock incentive or option plan.  We will pay for life insurance and long-term disability insurance for Mr. Wobensmith pursuant to the Genco Employment Agreement at a cost of no more than $20,000 per annum.

Mr. Wobensmith’s Genco Employment Agreement provides for certain payments and benefits upon termination of his employment.  For details, please see “Potential Payments upon Termination or Change-in-Control—Executive Employment Agreement” below.

Under his Genco Employment Agreement, Mr. Wobensmith has agreed to protect our confidential information and not to solicit our employees for other employment for two years after termination.  He has also agreed not to engage in certain defined competitive activities described in the Employment Agreement for two years after the termination of his employment with us.  Certain provisions regarding competitive activities will not apply following a change of control or in the event of termination of Mr. Wobensmith by us without cause or by Mr. Wobensmith for good reason. For purposes of the Genco Employment Agreement, change of control is defined generally as the acquisition of beneficial ownership of 30% or more of the voting power of the Company within a 12-month period or of more than 50% of such aggregate voting power or the value of our capital stock by any person or group other than Peter C. Georgiopoulos; the sale of all or substantially all of our assets within a 12-month period; any merger or similar transaction in which holders of our voting stock immediately prior to such transaction do not hold at least 50% of the voting stock of the surviving entity; or a majority of the members of our Board of Directors being replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of our Board of Directors before the date of such appointment or election.

Baltic Trading has also entered into a letter agreement (the “Baltic Trading Employment Agreement”) with Mr. Wobensmith, who serves as the Company’s President, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer, dated December 19, 2013.  The Baltic Trading Employment Agreement is intended to provide for the continued services of Mr. Wobensmith for Baltic Trading’s benefit if Mr. Wobensmith’s employment at Genco terminates following a Change in Control as defined in the Genco Employment Agreement.  If Mr. Wobensmith’s employment with Genco terminates within 18 months of such a Change in Control, Mr. Wobensmith’s employment term with the Company under the Employment Agreement would commence for an initial term of two years on a date mutually agreed to by the parties (the “Effective Date”).  The Employment Agreement provides for automatic renewal for additional one year terms, unless either party terminates the Employment Agreement on at least 90 days’ notice.  The Employment Agreement provides for a base salary per annum of $500,000 during the employment term as well as discretionary bonuses as determined by the Compensation Committee of the Board of Directors in its sole discretion.  Mr. Wobensmith will also be eligible to receive restricted stock and other equity grants from time to time.  Under the Baltic Trading Employment Agreement, Baltic Trading will pay for life insurance and long-term disability insurance for Mr. Wobensmith at a cost of no more than $20,000 per annum.

In the event of termination of Mr. Wobensmith’s employment due to his death or disability, the Company will pay him, or his estate, a pro rata bonus for the year of termination and one year’s salary and, in the case of disability, provide medical coverage for him and his eligible dependents for a period of one year.

If Mr. Wobensmith is terminated without cause or resigns for good reason, the Company will pay him a pro rata bonus for the year of termination, plus a lump sum equal to double the average of his prior three years’ annual incentive awards, plus double his annualized base salary, and provide medical, dental, long-term disability, and life insurance benefit plan coverage for him and his eligible dependents for a period of two years.  If a termination without cause or resignation for good reason occurs within two years of a change in control, the amounts that are doubled above become tripled, and the coverage period of two years becomes three years.  Mr. Wobensmith’s annual incentive award for a given year is his cash bonus earned for that year and, if a termination without cause or resignation for good reason occurs within two years of a change in control, the grant date value of any equity awards granted for such year.

If a payment to Mr. Wobensmith under his Employment Agreement or otherwise after a change in control causes him to owe excise tax under Section 4999 of the Internal Revenue Code, the Company will fund the amount of this tax on a fully “grossed-up” basis, intended to ensure that after payment of the excise tax and any related taxes and penalties, Mr. Wobensmith retains the full amount of the payment that gave rise to the excise tax liability.

In connection with Mr. Wobensmith’s execution of the Employment Agreement, Mr. Wobensmith received a grant of 100,000 restricted shares of Baltic Trading’s common stock, which vest in equal installments on each of the first four anniversaries of November 15, 2013.  In addition, Mr. Wobensmith will receive an additional grant of 100,000 restricted shares of Baltic Trading’s common stock on the Effective Date.

The protections for Baltic Trading in the Employment Agreement were negotiated largely to mirror those already included in Mr. Wobensmith’s current employment agreement with Genco in order to protect the interests of Baltic Trading’s shareholders.  One such key protection is a non-compete provision that generally prohibits Mr. Wobensmith from competing with Baltic Trading during the period of his employment and for two years thereafter.  In addition, as described in greater detail below, Mr. Wobensmith agreed to modify currently outstanding Baltic Trading equity awards so that vesting will not necessarily accelerate upon a change in control at Genco, so that

Baltic Trading awards will continue to provide meaningful incentives and retention benefits in the event of a Genco change in control.  The two grants of 100,000 restricted shares provided for under the Employment Agreement reflect the same vesting terms.  Specifically, Mr. Wobensmith agreed to waive accelerated vesting of his restricted stock grants upon a Change in Control (as defined in the 2010 Plan) if such Change in Control is also a Change of Control of Genco under his Genco employment agreement and such Change in Control involving the acquisition of beneficial ownership of 80% or more of the shares of capital stock ordinarily entitled to elect directors of the Company by any person or group (excluding certain parties) or the sale of 80% or more of the Company’s assets (except to certain parties).  However, if Mr. Wobensmith’s employment with Genco does not terminate within three months of such Change in Control other than as a result of his death or disability, accelerated vesting will nonetheless occur exactly three months after the Change in Control.

Potential Payments upon Termination or Change-in-Control

Genco Employment Agreement

Mr. Wobensmith’s Genco Employment Agreement calls for him to receive payments under certain circumstances following a termination of his employment.  If Mr. Wobensmith is terminated without cause or resigns for good reason, we will pay him a pro rata bonus for the year of termination, plus a lump sum equal to double the average of his prior three years’ annual incentive awards, plus double his annualized base salary, and provide medical, dental, long-term disability, and life insurance benefit plan coverage for him and his eligible dependents for a period of two years.  If a termination without cause or resignation for good reason occurs within two years of a change in control, the amounts that are doubled above become tripled, and the coverage period of two years becomes three years.  Mr. Wobensmith’s annual incentive award for a given year is his cash bonus earned for that year and, if a termination without cause or resignation for good reason occurs within two years of a change in control, the grant date value of any equity awards granted for such year.

If a payment to Mr. Wobensmith under the Employment Agreement or otherwise after a change of control causes him to owe excise tax under Section 4999 of the Internal Revenue Code, we will fund the amount of this tax on such that after payment of the excise tax and any related taxes and penalties, Mr. Wobensmith retains the full amount of the payment that gave rise to the excise tax liability.

In the event of termination of Mr. Wobensmith’s employment due to his death or disability, we will pay him, or his estate, a pro rata bonus for the year of termination and one year’s salary and, in the case of disability, to provide medical coverage for him and his eligible dependents for a period of one year.

The table below sets forth the payments and other benefits that would be provided to Mr. Wobensmith upon termination of his employment by us without cause or by him for good reason under the following sets of circumstances as described more fully above: change of control, no change of control, and death or disability. In each set of circumstances, we have assumed a termination as of the end of the day on December 31, 2013 and used the closing market price of our common stock on December 31, 2013 of $2.50 per share for purposes of the calculations for the table below:

	Termination by Executive for Good Reason or by Company without Cause
	Change of Control (1)	No Change of Control	Death or Disability
Cash Severance Payment
Genco	$14,115,497	$3,450,000	$500,000
Baltic Trading	$18,938	—	—
Total	$14,174,435	$3,450,000	$500,000
Estimated Present Value of Continued Benefits Following Termination (2)	$182,572	$111,953	$55,871

(1)         Includes for the Company and represents for Baltic Trading the funding of the excise tax under Section 280G of the Internal Revenue Code as described above on severance payments made and on the value of restricted stock subject to accelerated vesting. See “Potential Payments upon Termination or Change-in-

Control— Executive Employment Agreement” above and “— Accelerated Vesting of Restricted Stock” below.

(2)         Mr. Wobensmith and his dependents are entitled to medical, dental and certain other insurance coverage substantially identical to the coverage in place prior to termination.  This benefit period is two years if we terminate Mr. Wobensmith’s employment without cause or if he terminates his employment with good reason, three years if such a termination occurs within two years following a change in control, or twelve months in the event of his death or disability.  The amounts presented for termination for good reason or without cause assume a discount rate of 6% per annum and annual cost increases of 5% for health insurance.  The amounts presented for death or disability assume circumstances which would provide the maximum benefit (i.e., disability of the executive).

Accelerated Vesting of Restricted Stock

Under the terms of Mr. Buchanan’s and Mr. Wobensmith’s restricted stock grant agreements with the Company or Baltic Trading, all shares of restricted stock vest in full automatically upon the occurrence of a change of control (as defined under the relevant issuer’s equity incentive plan).  In addition, if Mr. Buchanan’s or Mr. Wobensmith’s service is terminated by the relevant issuer without cause, (as defined in the relevant issuer’s equity incentive plan, the restrictions lapse as to a pro rata percentage of the shares, calculated monthly, that would otherwise vest at the next anniversary of the grant date, except for Mr. Wobensmith’s Baltic Trading shares, which vest in full.  Also, if Mr. Buchanan’s or Mr. Wobensmith’s service is terminated by the relevant issuer by reason of his death or disability (each as defined under our the relevant issuer’s equity incentive plan), the restrictions lapse as to a pro rata percentage of the shares, calculated monthly, that would otherwise vest at the next anniversary of the grant date.  For purposes of these agreements, “service” means a continuous time period during which recipient of a restricted stock grant is at least one of the following:  an employee or a director of, or a consultant to, the Company (or, in the case of Baltic Trading, to the Company or Baltic Trading).

Under the terms of the restricted stock grant agreements between the Company or Baltic Trading and Mr. Georgiopoulos for the grants of 28,662 restricted shares that were awarded in the aggregate to directors generally, all shares of restricted stock vest in full automatically upon a change of control (as defined under the relevant issuer’s equity incentive plan) or upon Mr. Georgiopoulos’ death or disability.  Under the terms of the other restricted stock grant agreements between the Company and Mr. Georgiopoulos, all shares of restricted stock vest in full immediately upon the occurrence of a change of control (as defined under our the relevant issuer’s equity incentive plan) or the termination of Mr. Georgiopoulos’ service as a director, employee or consultant unless Mr. Georgiopoulos voluntarily terminates his service or he is removed as a director for cause in accordance with the relevant issuer’s Amended and Restated By-Laws.  In addition, under the terms of such other restricted stock grant agreements, if a payment, benefit, or distribution after a change in control causes him to owe excise tax under Section 4999 of the Internal Revenue Code, we will fund the amount of this tax such that after payment of the excise tax and any related taxes and penalties, Mr. Georgiopoulos retains the full amount of the payment, benefit or distribution that gave rise to the excise tax liability.

The table below sets forth the vesting of restricted stock that the named executive officers would receive upon termination of their service to the Company under the following sets of circumstances:  change of control, termination without cause, and death or disability.  In each set of circumstances, we have assumed a termination as of the end of the day on December 31, 2014 and used the closing market price of the Company’s common stock on December 31, 2013 of $2.50 per share and the closing market price of Baltic Trading’s common stock on December 31, 2013 of $6.44 per share for purposes of the calculations for the table below:

	Value of Restricted Stock Subject to Accelerated Vesting ($)
Name	Change of Control	Termination without Cause	Death or Disability
Robert G. Buchanan	$93,750	$3,908	$3,908
John C. Wobensmith
Genco	$281,250	$11,723	$11,723
Baltic Trading	$3,273,130	$3,273,130	$148,300
Total	$3,554,380	$3,284,853	$160,023
Peter C. Georgiopoulos
Genco	$815,405	$743,750	$815,405
Baltic Trading	$5,315,808	$5,238,940	$5,315,808
Total	$6,131,213	$5,982,690	$6,131,213

Our Plan of Reorganization provides that, on its effective date, unvested restricted stock granted under our equity incentive plans will be deemed vested automatically.  Holders of such stock will be entitled to receive their pro rata portion of warrants to purchase common stock of reorganized Genco along with other holders of our existing common stock.  Any director, officer, or other employee holding such unvested restricted stock who is no longer serving in his or her role on the effective date of the Plan of Reorganization will be deemed vested immediately prior to the effective date.

Director Compensation

For fiscal year 2013, each director of the Company other than Mr. Georgiopoulos received an annual fee of $60,000, a fee of $10,000 for an Audit Committee assignment, $7,500 for a Compensation Committee assignment and $3,750 for a Nominating and Corporate Governance Committee assignment, and a fee of $250 per meeting for meetings of other committees of the Board.  As described above, Mr. Georgiopoulos received a Chairman’s fee for his services of $500,000 for 2013.  Three of our directors, Peter C. Georgiopoulos, Basil G. Mavroleon, and Harry A. Perrin, are also directors of Baltic Trading; cash fees paid for service on the Baltic Trading Board are the same as those paid for to directors for service on the Genco Board.

Peter C. Georgiopoulos, Nathaniel C.A. Kramer, Basil G. Mavroleon, Rear Admiral Robert C. North, USCG (ret.), Harry A. Perrin, Mark F. Polzin, and Alfred E. Smith IV, as members of the Board, were each granted 28,662 restricted shares of the Company’s common stock on May 16, 2013. Restrictions on all such shares will lapse on the date of the Company’s 2014 Annual Meeting of Shareholders.  In addition, Peter C. Georgiopoulos, Basil G. Mavroleon, and Harry A. Perrin, as members of the Board of Baltic Trading, were each granted 11,936 restricted shares of Baltic Trading’s common stock on May 16, 2013, with restrictions on all such shares to lapse on the date of Baltic Trading’s 2014 Annual Meeting of Shareholders.  Restrictions on such shares will lapse in full automatically upon the occurrence of a change of control (as defined under the relevant issuer’s equity incentive plan) or upon such director’s death or disability.

Baltic Trading and we reimburse our respective directors for all reasonable expenses incurred by them in connection with serving on our Board of Directors.  The following table summarizes compensation earned by directors other than Mr. Georgiopoulos for the year ended December 31, 2013:

Name of Director (a)	Fees Earned or Paid in Cash ($) (1) (b)	Stock Awards ($) (2) (c)	All Other Compensation ($) (g)	Total ($) (h)
Nathaniel C.A. Kramer	$77,500	$44,999	—	$122,499
Basil G. Mavroleon
Genco	$63,750	$44,999	—	$108,749
Baltic Trading	$76,250	$44,999	—	$121,249
Total	$140,000	$89,998	—	$229,998
Rear Admiral Robert C. North, USCG (ret.)	$63,750	$44,999	—	$108,749
Harry A. Perrin
Genco	$82,500	$44,999	—	$127,499
Baltic Trading	$73,750	$44,999	—	$118,749
Total	$156,250	$89,998	—	$246,248
Mark F. Polzin	$82,500	$44,999	—	$127,499
Alfred E. Smith IV	$63,750	$44,999	—	$108,749

(1)         Directors received an annual fee of $60,000, a fee of $10,000 for an Audit Committee assignment, $7,500 for a Compensation Committee assignment and $3,750 for a Nominating and Corporate Governance Committee assignment.

(2)         The amounts in column (c) reflect the aggregate grant date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718.  The actual amount realized by the director will likely vary based on a number of factors, including the Company’s performance, stock price fluctuations and applicable vesting.

For fiscal year 2014, the amounts of the annual fee for each director and fees for committee assignments will remain the same as in fiscal year 2013.  Baltic Trading made an annual restricted stock grant to each director for 2014 having a grant date value of $45,000.

For the treatment of unvested restricted stock held by our directors under our Plan of Reorganization, please see ““Potential Payments upon Termination or Change-in-Control—Accelerated Vesting of Restricted Stock” on page 21.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Genco’s voting common stock as of April 29, 2014 of:

•                  each person, group or entity known to Genco to beneficially own more than 5% of our stock;

•                  each of our directors;

•                  each of our Named Executive Officers; and

•                  all of our directors and executive officers as a group.

As of April 29, 2014, a total of 44,449,407 shares of common stock were outstanding and entitled to vote at the Annual Meeting. Each share of common stock is entitled to one vote on matters on which common shareholders are eligible to vote. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of that security, or “investment power,” which includes the power to dispose of or to direct the disposition of that security. A person is also deemed to be a beneficial owner of any securities as to which that person has a right to acquire beneficial ownership presently or within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed to be the beneficial owner of securities as to which that person has no economic interest.

Ownership of Common Stock

Name and Address of Beneficial Owner (1)	Amount of Common Stock Beneficially Owned		Percentage of Common Stock Outstanding
Peter C. Georgiopoulos	4,733,978	(2)	10.65%
Robert Gerald Buchanan	119,078	(3)	*
John C. Wobensmith	299,469	(4)	*
Rear Admiral Robert C. North, USCG (ret.)	55,362	(5)	*
Basil G. Mavroleon	53,562	(5)	*
Nathaniel C.A. Kramer	53,562	(5)	*
Mark F. Polzin	55,362	(5)	*
Harry A. Perrin	52,162	(5)	*
Alfred E. Smith IV	38,662	(5)	*
OZ Management LP Och-Ziff Holding Corporation Och-Ziff Capital Management Group LLC Daniel S. Och	4,055,301	(6)	9.12%
Strategic Value Partners, LLC Victor Kholsa	4,200,000	(7)	9.45%
Dimensional Fund Advisors LP	2,788,346	(8)	6.27%
All directors and executive officers as a group (9 persons)	5,461,197		12.28%

*                      Less than 1% of the outstanding shares of common stock.

(1)              Unless otherwise indicated, the business address of each beneficial owner identified is c/o Genco Shipping & Trading Limited, 299 Park Avenue, 12th Floor, New York, NY 10171.

(2)              Includes 100,000 restricted shares of our common stock granted on January 10, 2008, which vest in ten equal installments commencing on November 15, 2008 and on each of the first nine anniversaries thereafter; 75,000 restricted shares of our common stock granted on December 24, 2008, which vest in ten equal installments commencing on November 15, 2009 and on each of the first nine anniversaries thereafter; 75,000 restricted shares of our common stock granted on March 5, 2010, which vest in ten equal installments commencing on November 15, 2010 and on each of the first nine anniversaries thereafter;  200,000 restricted shares of our common stock granted on December 21, 2010, which vest in four equal installments commencing on November 15, 2011 and on each of the first three anniversaries thereafter; 100,000 restricted shares of our common stock granted on December 28, 2011, which vest in four equal installments commencing on November 15, 2012 and on each of the first three anniversaries thereafter; 100,000 restricted shares of our common stock granted on December 13, 2012, which vest in four equal installments commencing on November 15, 2013 and on each of the first three anniversaries thereafter; and 28,662 restricted shares of our common stock granted on May 16, 2013, which vest on the date of the Company’s 2014 Annual Meeting of Shareholders. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.  Three million six hundred fifty-one thousand six hundred ten (3,651,610) shares of Mr. Georgiopoulos’ common stock are pledged as security for personal bank loans.  In addition, this includes 443,606 shares of common stock owned by Fleet Acquisition LLC, which may be deemed beneficially owned by Mr. Georgiopoulos by virtue of his membership on the Management Committee of Fleet Acquisition LLC.  Mr. Georgiopoulos disclaims beneficial ownership of the securities owned by Fleet Acquisition LLC except to the extent of his pecuniary interest therein.

(3)              Includes 25,000 restricted shares of our common stock granted on December 21, 2010, which vest in four equal installments commencing on November 15, 2011 and on each of the first three anniversaries thereafter; 25,000 restricted shares of our common stock granted on December 28, 2011, which vest in four equal installments commencing on November 15, 2012 and on each of the first three anniversaries thereafter; and 25,000 restricted shares of our common stock granted on December 13, 2012, which vest in four equal installments commencing on November 15, 2013 and on each of the first three anniversaries thereafter. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

(4)              Includes 75,000 restricted shares of our common stock granted on December 21, 2010, which vest in four equal installments commencing on November 15, 2011 and on each of the first three anniversaries thereafter; 75,000 restricted shares of our common stock granted on December 28, 2011, which vest in four equal installments commencing on November 15, 2012 and on each of the first three anniversaries thereafter; and 75,000 restricted shares of our common stock granted on December 13, 2012, which vest in four equal installments commencing on November 15, 2013 and on each of the first three anniversaries thereafter. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

(5)              Includes 28,662 restricted shares of our common stock granted on May 16, 2013, which vest on the date of the Company’s 2014 Annual Meeting of Shareholders.  The foregoing grant is subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

(6)              Information is based solely on a Schedule 13D filed by such shareholders on April 14, 2014 and a Schedule 13D/A filed by such shareholders on April 25, 2014. Such shareholders reported shared voting and dispositive power with respect to 4,055,301 shares. OZ Management LLP (“OZ”) and OZ Management II LP (“OZII”) are the principal investment managers to a number of investment funds and discretionary accounts. OZII is a wholly-owned subsidiary of OZ and, as such, OZ may be deemed to be the beneficial owner of shares held in such accounts managed by OZII.  Och-Ziff Holding Corporation (“OZHC”) is the general partner of OZ and the sole member of Och-Ziff Holding II LLC (“OZHII”), which serves as the general partner of OZII. Such shares are held in the accounts managed by OZ and OZII.  Och-Ziff Capital Management Group (“OZM”) is the sole shareholder of OZHC. Mr. Och is the chief executive officer of OZHC and the chief executive officer and executive managing director of OZM. OZ, OZHC, OZM and Mr. Och may be deemed to beneficially own such shares.  The address of the business office of each such shareholder is 9 West 57th Street, 39th Floor, New York, NY 10019.

(7)              Information is based solely on a Schedule 13G filed by such shareholders together with SVP Special Situations II LLC (“Special Situations II”), SVP Special Situations III LLC (“Special Situations III”), and SVP Special Situations III-A LLC (“Special Situations III-A” and, together with the foregoing shareholders, the “Reporting Persons”) on March 31, 2014.  Strategic Value Partners, LLC (“Strategic Value Partners”) and Mr. Kholsa reported shared voting and dispositive power with respect to 4,200,000 shares. Strategic Value Partners, LLC is the investment adviser of, and exercises investment discretion over Strategic Value Master Fund, Ltd., which owns 1,931,529 shares.  Special Situations II is the investment adviser of, and exercises investment discretion over Strategic Value Special Situations Master Fund II, L.P., which owns 1,661,997 shares.  Special Situations III is the investment adviser of, and exercises investment discretion over Strategic Value Special Situations Master Fund III, L.P., which owns 426,045 shares.  Special Situations III-A is the investment adviser of, and exercises investment discretion over Strategic Value Special Situations Offshore Fund III-A, L.P., which owns 180,429 shares. Strategic Value Partners is the managing member of Special Situations II, Special Situations III, and Special Situations III-A. Strategic Value Partners, Special Situations II, Special Situations III, and Special Situations III-A are indirectly majority owned and controlled by Mr. Khosla.  Except for Mr. Khosla, each Reporting Person disclaims beneficial ownership of all shares of common stock owned directly by the four fund entities listed above.  Mr. Khosla is the Chief Investment Officer of Strategic Value Partners. As such, he may be deemed to control the voting and dispositive decisions with respect to the shares of common stock made by Strategic Value Partners, Special Situations II, Special Situations III and Special Situations III-A and may therefore be deemed to be the beneficial owner of the shares of common stock, which Mr. Khosla expressly disclaims.  The address of the business office of each Reporting Person is c/o Strategic Value Partners, LLC,100 West Putnam Avenue, Greenwich, CT 06830.

(8)              Information is based solely on an amendment to Schedule 13G filed by Dimensional Fund Advisors LP on February 10, 2014.  The Schedule 13G reports that Dimensional Fund Advisors LP has sole voting power over 2,741,411 shares and sole dispositive power over 2,788,346 shares of the Company’s common stock.  Dimensional Fund Advisors LP is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, as amended.  Such shares are owned by four investment companies registered under the Investment Company Act of 1940 to which Dimensional Fund Advisors LP furnishes investment advice or by certain other commingled group trusts and separate accounts to which Dimensional Fund Advisors LP serves as investment manager.  Dimensional Fund Advisors LP disclaims beneficial ownership of such shares.  Dimensional Fund Advisors LP’s address is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 regarding the number of shares of the Company’s common stock that may be issued under the Company’s 2012 Equity Incentive Plan:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Fleet Acquisition LLC Registration Rights Agreement

We entered into a registration rights agreement on July 15, 2005, with Fleet Acquisition LLC, pursuant to which we granted it, its affiliates and certain of its transferees, the right, under specified circumstances and subject to specified restrictions, including restrictions included in the lock-up agreements to which Fleet Acquisition is a party, to require us to register under the Securities Act shares of our common stock held by it. Under the registration rights agreement, these persons have the right to request us to register the sale of shares held by them on their behalf and may require us to make available shelf registration statements that will permit sales of shares into the market from time to time over an extended period. In addition, these persons have the ability to exercise certain piggyback registration rights in connection with registered offerings requested by shareholders or initiated by us.  To date, Fleet Acquisition LLC has exercised its registration rights with respect to 5,906,291 shares of our common stock, which were sold on February 20, 2007 and September 26, 2007 in two secondary offerings under our shelf registration statement on Form S-3.  Fleet Acquisition LLC currently owns 443,606 shares entitled to these registration rights.

Transactions with General Maritime Corporation

The Company makes available employees performing internal audit services available to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.  For the year ended December 31, 2013, the Company invoiced $145,024 to GMC for the time associated with such internal audit services and other expenditures.  In addition, the Company incurred travel-related and other expenditures during 2013 totaling $132,690.  These travel-related and other expenditures are reimbursable to GMC or its service provider.  At December 31, 2013, $16,067 was due to GMC from the Company.

Transactions with Aegean Marine Petroleum Network, Inc.

The Company and Baltic Trading have entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in their fleets.  Peter C. Georgiopoulos is Chairman of the Board of Aegean.  During the year ended December 31, 2013, Aegean supplied lubricating oils to the

Company’s and Baltic Trading’s vessels aggregating $1,520,599.  At December 31, 2013, $262,791 remained outstanding to Aegean.

Transactions with Baltic Trading Limited

In connection with Baltic Trading’s initial public offering in 2010, Genco Investments LLC, a wholly owned subsidiary of the Company (“Genco Investments”), entered into a registration rights agreement with Baltic Trading pursuant to which Baltic Trading granted Genco Investments and its affiliates certain registration rights with respect to Baltic Trading’s common stock and Class B stock owned by them. Pursuant to the agreement, Genco Investments has the right, subject to certain terms and conditions, to require Baltic Trading, on up to three separate occasions following the first anniversary of its initial public offering, to register under the Securities Act of 1933, as amended (or the Securities Act), shares of Baltic Trading’s common stock, including common stock issuable upon conversion of Class B stock, held by Genco Investments and its affiliates for offer and sale to the public (including by way of underwritten public offering) and incidental or “piggyback” rights permitting participation in certain registrations of common stock by Baltic Trading.  Genco Investments currently owns 6,356,471 shares of Baltic Trading’s Class B stock.

In 2010, the Company entered into a Management Agreement with Baltic Trading pursuant to which the Company provides Baltic Trading with commercial, technical, administrative and strategic services.  The Management Agreement is for an initial term of approximately 15 years and will automatically renew for additional five-year periods unless terminated in accordance with its terms.  Baltic Trading pays the Company for the services we provide it as well as reimburses the Company for our costs and expenses incurred in providing certain of these services.  Baltic Trading pays us a commercial services fee of 1.25% of gross charter revenues generated by each vessel; a technical services fee of $750 per ship per day, subject to increase based on the Consumer Price Index; and a sale & purchase fee equal to 1% of the gross purchase or sale price upon the consummation of any purchase or sale of a vessel by Baltic Trading.  For the year ended December 31, 2013, Baltic Trading incurred costs of $4,571,449 pursuant to the Management Agreement.  At December 31, 2013, the amount due to the Company from Baltic Trading was $105,434 for such services.  Additionally, during the year ended December 31, 2013, Baltic Trading incurred fees of $41,517 for internal audit services provided by Company employees which are reimbursable to the Company pursuant to the Management Agreement, and the Company incurred costs in a net amount of $402,997 on the Baltic Trading’s behalf to be reimbursed to the Company pursuant to the Management Agreement.  At December 31, 2013, the amount due to Baltic Trading from the Company was $92,244 for such costs.  Upon consolidation with Baltic Trading, any management fee income earned is eliminated for financial reporting purposes.

Also in 2010, the Company entered into an Omnibus Agreement with Baltic Trading pursuant to which the Company has a right of first refusal with respect to business opportunities generally except with respect to certain spot charter opportunities, as to which Baltic Trading a right of first refusal.  So that the Company may comply with a provision in one of its existing credit facilities, the Omnibus Agreement further provides that Baltic Trading will not issue any shares of preferred stock without the Company’s prior written consent.

Transactions with MEP

In 2010, the Company entered into an agency agreement with Maritime Equity Partners LLC (“MEP”) pursuant to which the Company provides MEP with technical services for drybulk vessels.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and are being provided for an initial term of one year.  MEP has the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee or without a fee upon a Company change of control.  The Company may terminate provision of the services at any time on 60 days’ notice.  The Company’s Chairman, Peter C. Georgiopoulos, controls and has a minority interest in MEP.  For the year ended December 31, 2013, the Company invoiced $3,429,661 to MEP for the foregoing services and transactions.  At December 31, 2013, $6,887 was due to the Company from MEP.

Other Transactions

During 2013, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $48,338 from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board. At December 31, 2013, $25,000 was outstanding to Constantine Georgiopoulos.

Review and Approval of Transactions with Related Persons

In April 2007, our Board of Directors adopted a policy and procedures for review, approval and monitoring of transactions involving the Company and “related persons” (generally, directors and executive officers, director nominees, shareholders owning five percent or greater of any class of the Company’s voting securities, immediate family members of the foregoing).  The policy covers any related person transaction that meets the minimum threshold for disclosure in the proxy statement under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest) and will be applied to any such transactions proposed after its adoption.

Related person transactions must be approved by the Board or by a committee of the Board consisting solely of independent directors, who will approve the transaction only if they determine that it is in the best interests of the Company.  In considering the transaction, the Board or committee will consider all relevant factors, including as applicable (i) the related person’s interest in the transaction; (ii) the approximate dollar value of the amount involved in the transaction; (iii) the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss; (iv) the Company’s business rationale for entering into the transaction; (v) the alternatives to entering into a related person transaction; (vi) whether the transaction is on terms no less favorable to the Company than terms that could have been reached with an unrelated third party; (vii) the potential for the transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; (viii) the overall fairness of the transaction to the Company; and (ix) any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.  If a director is involved in the transaction, he or she will not cast a vote regarding the transaction.

Director Independence

For information on director independence, please see “Corporate Governance—Director Independence” above in Item 10, “Directors, Executive Officers, and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Auditors for Fiscal 2013 and 2012

The following table presents fees for professional services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for fiscal 2012 and fiscal 2011 and fees billed for audit-related services, tax services and all other services rendered by Deloitte & Touche LLP for fiscal 2013 and fiscal 2012.

Type of Fees	2013	2012
		($ in thousands)
Audit Fees	$547	$531
Audit-Related Fees	$170	$96
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$717	$627

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees that the Company paid to the auditor for the audit of the Company’s annual financial statements included in its Form 10-K and review of financial statements included in its Form 10-Qs and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.  “Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and include services associated with primary and secondary offerings of our common stock in the past two fiscal years and other matters related to our periodic public filings; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories.

Pre-Approval Policy for Services Performed by Independent Auditor

The Audit Committee has responsibility for the appointment, compensation and oversight of the work of the independent auditor. As part of this responsibility, the Audit Committee must pre-approve all permissible services to be performed by the independent auditor.

The Audit Committee has adopted an auditor pre-approval policy which sets forth the procedures and conditions pursuant to which pre-approval may be given for services performed by the independent auditor. Under the policy, the Committee must give prior approval for any amount or type of service within four categories:  audit, audit-related, tax services or, to the extent permitted by law, other services that the independent auditor provides. Prior to the annual engagement, the Audit Committee may grant general pre-approval for independent auditor services within these four categories at maximum pre-approved fee levels. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval and, in those instances, such service will require separate pre-approval by the Audit Committee if it is to be provided by the independent auditor. For any pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence, whether the auditor is best positioned to provide the most cost effective and efficient service and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. The Audit Committee may delegate to one or more of its members authority to approve a request for pre-approval provided the member reports any approval so given to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as a part of this Amendment:

31.1                                                Certification of President pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2                                                Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1                                                Certification of President pursuant to 18 U.S.C. Section 1350.

32.2                                                Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2014.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ Robert Gerald Buchanan
	Name:	Robert Gerald Buchanan
	Title:	President and Principal Executive Officer

EXHIBIT INDEX

Exhibit	Document

31.1	Certification of President pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.