Form 10-Q
period 2014-03-31
GENCO SHIPPING & TRADING LTD
filed 2014-05-19
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 19, 2014: Common stock, $0.01 per share — 44,449,407 shares.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$92,408	$122,722
Restricted cash	9,975	9,850
Due from charterers, net of a reserve of $686 and $632, respectively	11,438	14,241
Prepaid expenses and other current assets	26,275	19,065
Total current assets	140,096	165,878

Noncurrent assets:
Vessels, net of accumulated depreciation of $764,491 and $730,662, respectively	2,641,592	2,673,795
Deposits on vessels	17,175	1,013
Deferred drydock, net of accumulated amortization of $9,512 and $11,107, respectively	14,916	11,069
Deferred financing costs, net of accumulated amortization of $24,498 and $22,279, respectively	20,054	22,011
Fixed assets, net of accumulated depreciation and amortization of $3,653 and $3,438, respectively	4,182	5,104
Other noncurrent assets	514	514
Restricted cash	300	300
Investments	63,355	77,570
Total noncurrent assets	2,762,088	2,791,376

Total assets	$2,902,184	$2,957,254

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$35,605	$27,359
Current portion of long-term debt	1,309,441	1,316,439
Current interest payable	13,199	13,199
Convertible senior note payable	117,180	115,881
Deferred revenue	1,588	1,597
Current portion of lease obligations	168	176
Fair value of derivative instruments	5,747	6,975
Total current liabilities	1,482,928	1,481,626

Noncurrent liabilities:
Long-term lease obligations	3,222	3,114
Time charters acquired	35	84
Long-term debt	162,563	163,625
Total noncurrent liabilities	165,820	166,823

Total liabilities	1,648,748	1,648,449

Commitments and contingencies

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 44,449,407 shares at March 31, 2014 and December 31, 2013	445	445
Additional paid-in capital	847,181	846,658
Accumulated other comprehensive income	40,735	53,722
Retained earnings	27,535	66,644
Total Genco Shipping & Trading Limited shareholders’ equity	915,896	967,469
Noncontrolling interest	337,540	341,336
Total equity	1,253,436	1,308,805

Total liabilities and equity	$2,902,184	$2,957,254

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Voyage revenues	$63,180	$39,676
Service revenues	810	810

Total revenues	63,990	40,486

Operating expenses:
Voyage expenses	1,956	1,272
Vessel operating expenses	31,223	27,119
General, administrative, and management fees	15,376	8,191
Depreciation and amortization	36,201	34,378

Total operating expenses	84,756	70,960

Operating loss	(20,766)	(30,474)

Other (expense) income:
Other (expense) income	(57)	19
Interest income	20	18
Interest expense	(21,023)	(21,289)

Other expense	(21,060)	(21,252)

Loss before income taxes	(41,826)	(51,726)
Income tax expense	(412)	(224)

Net loss	(42,238)	(51,950)
Less: Net loss attributable to noncontrolling interest	(3,133)	(3,787)
Net loss attributable to Genco Shipping & Trading Limited	$(39,105)	$(48,163)

Net loss per share-basic	$(0.90)	$(1.12)
Net loss per share-diluted	$(0.90)	$(1.12)
Weighted average common shares outstanding-basic	43,568,942	43,161,510
Weighted average common shares outstanding-diluted	43,568,942	43,161,510
Dividends declared per share	$—	$—

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Loss

For the Three Months Ended March 31, 2014 and 2013

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Net loss	$(42,238)	$(51,950)

Change in unrealized gain on investments	(14,215)	9,603
Unrealized gain on cash flow hedges, net	1,228	2,301
Other comprehensive (loss) income	(12,987)	11,904

Comprehensive loss	(55,225)	(40,046)
Less: Comprehensive loss attributable to noncontrolling interest	(3,133)	(3,787)
Comprehensive loss attributable to Genco Shipping & Trading Limited	$(52,092)	$(36,259)

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2014 and 2013

(U.S. Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2014	$445	$846,658	$53,722	$66,644	$967,469	$341,336	$1,308,805

Net loss				(39,105)	(39,105)	(3,133)	(42,238)

Change in unrealized gain on investments			(14,215)		(14,215)	—	(14,215)

Unrealized gain on cash flow hedges, net			1,228		1,228	—	1,228

Nonvested stock amortization		427			427	963	1,390

Cash dividends paid by Baltic Trading Limited				(4)	(4)	(1,530)	(1,534)

Vesting of restricted shares issued by Baltic Trading Limited		96			96	(96)	—

Balance — March 31, 2014	$445	$847,181	$40,735	$27,535	$915,896	$337,540	$1,253,436

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2013	$443	$863,303	$(11,841)	$214,391	$1,066,296	$194,911	$1,261,207

Net loss				(48,163)	(48,163)	(3,787)	(51,950)

Change in unrealized gain on investments			9,603		9,603	—	9,603

Unrealized gain on cash flow hedges, net			2,301		2,301	—	2,301

Forfeiture of 6,750 shares of nonvested stock	—	—			—	—	—

Nonvested stock amortization		769			769	464	1,233

Cash dividends paid by Baltic Trading Limited				(2)	(2)	(170)	(172)

Vesting of restricted shares issued by Baltic Trading Limited		48			48	(48)	—

Balance — March 31, 2013	$443	$864,120	$63	$166,226	$1,030,852	$191,370	$1,222,222

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(42,238)	$(51,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,201	34,378
Amortization of deferred financing costs	2,220	1,835
Amortization of time charters acquired	(49)	(132)
Amortization of discount on Convertible Senior Notes	1,299	1,179
Unrealized loss on derivative instruments	—	4
Amortization of nonvested stock compensation expense	1,390	1,233
Change in assets and liabilities:
Decrease (increase) in due from charterers	2,803	(427)
Increase in prepaid expenses and other current assets	(7,210)	(2,181)
Increase in accounts payable and accrued expenses	8,558	89
Decrease in deferred revenue	(9)	(236)
Increase in lease obligations	100	125
Deferred drydock costs incurred	(5,669)	(1,283)

Net cash used in operating activities	(2,604)	(17,366)
Cash flows from investing activities:
Purchase of vessels, including deposits	(17,618)	—
Purchase of other fixed assets	(179)	(13)
Changes in deposits of restricted cash	(125)	—

Net cash used in investing activities	(17,922)	(13)
Cash flows from financing activities:
Repayments on the $100 Million Term Loan Facility	(1,923)	—
Repayments on the $253 Million Term Loan Facility	(5,075)	—
Repayments on the Baltic Trading $22 Million Term Loan Facility	(375)	—
Repayments on the Baltic Trading $44 Million Term Loan Facility	(687)	—
Payment of dividend by subsidiary	(1,534)	(172)
Payment of common stock issuance costs by subsidiary	(106)	—
Payment of deferred financing costs	(88)	—

Net cash used in financing activities	(9,788)	(172)

Net decrease in cash and cash equivalents	(30,314)	(17,551)

Cash and cash equivalents at beginning of period	122,722	72,600
Cash and cash equivalents at end of period	$92,408	$55,049

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”), its wholly-owned subsidiaries, and its subsidiary, Baltic Trading Limited (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands and as of March 31, 2014, is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; and the ship-owning subsidiaries as set forth below.  As of March 31, 2014, Genco Ship Management LLC is the sole owner of all of the outstanding shares of Genco Management (USA) Limited.

On April 21, 2014, GS&T and its subsidiaries other than Baltic Trading Limited and its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors plan to continue to operate their businesses in the ordinary course as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Through the Chapter 11 Cases, the Debtors seek to implement a Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code (the “Prepack Plan”) for which the Company solicited votes from certain classes of its creditors prior to commencement of the Chapter 11 Cases in accordance with the Restructuring Support Agreement that the Debtors entered into with certain of its creditors on April 3, 2014 (the “Support Agreement”).

The filing of the Chapter 11 Cases constituted an event of default with respect to each of the following agreements or instruments:

•                  the Credit Agreement, dated as of July 20, 2007 (as amended to date), by and among the Company as borrower, the banks and other financial institutions named therein as lenders, Wilmington Trust, N.A., as successor administrative and collateral agent, and the other parties thereto, relating to approximately $1,055,912 of principal plus accrued and unpaid interest, fees, costs, and other expenses (the “2007 Credit Facility”);

•                  the Loan Agreement, dated as of August 20, 2010 (as amended to date), by and among the Company as borrower, Genco Aquitane Limited and the other subsidiaries of the Company named therein as guarantors, the banks and financial institutions named therein as lenders, BNP Paribas, Credit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschaft, Skandinaviska Enskilda Banken AB (publ) as mandated lead arrangers, BNP Paribas, Credit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, Skandinaviska Enskilda Banken AB (publ) as swap providers, and Deutsche Bank Luxembourg S.A. as agent for the lenders and the assignee, relating to approximately $175,718 of principal and accrued and unpaid interest, fees, costs, and other expenses (the “$253 Million Term Loan Facility”);

•                  the Loan Agreement, dated as of August 12, 2010 (as amended to date), by and among the Company as borrower, Genco Ocean Limited and the other subsidiaries of the Company named therein as guarantors, the banks and financial institutions named therein as lenders, and Credit Agricole Corporate and Investment Bank as agent and security trustee, relating to approximately $73,561 of principal plus accrued and unpaid interest, fees, costs, and other expenses (the “$100 Million Term Loan Facility”);

•                  the Indenture and First Supplemental Indenture relating to $125,000 of principal plus accrued and unpaid interest outstanding of the Company’s 5.00% Convertible Senior Notes due August 15, 2015 (the “Indenture”);

•                  the outstanding interest rate swap with DnB NOR Bank, relating to a liability position of $5,747 as of March 31, 2014.

As a result of the filing of the Chapter 11 Cases, all indebtedness outstanding under the 2007 Credit Facility and the Indenture was accelerated and became due and payable, and indebtedness under the other agreements and instruments described above can be accelerated and become due and payable upon notice to the Company, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company or the other Debtors and the application of the applicable provisions of the Bankruptcy Code.

The Company is required to apply Financial Accounting Standards Board (“FASB”) Accounting Standards Codification

(“ASC”) 852, Reorganizations, effective on April 21, 2014, which is applicable to companies in Chapter 11, which generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as Reorganization items in the consolidated statements of operations beginning in the quarter ending June 30, 2014. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. The Company will evaluate creditors’ claims for other claims that may also have priority over unsecured creditors. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be approved by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan or reorganization.

Below is the list of GS&T’s wholly owned ship-owning subsidiaries as of March 31, 2014:

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

Baltic Trading Limited (“Baltic Trading”) was a wholly-owned indirect subsidiary of GS&T until Baltic Trading completed its initial public offering, or IPO, on March 15, 2010.  As of March 31, 2014 and December 31, 2013, Genco Investments LLC owned 6,356,471 shares of Baltic Trading’s Class B Stock, which represented a 11.05% ownership interest in Baltic Trading and 65.08% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Additionally, pursuant to the subscription agreement between Genco Investments LLC and Baltic Trading, for so long as GS&T directly or indirectly holds at least 10% of the aggregate number of outstanding shares of Baltic Trading’s common stock and Class B stock, Genco Investments LLC will be entitled to receive an additional number of shares of Baltic Trading’s Class B stock equal to 2% of the number of common shares issued in the future, other than shares issued under Baltic Trading’s 2010 Equity Incentive Plan.

Below is the list of Baltic Trading’s wholly owned ship-owning subsidiaries as of March 31, 2014:

Baltic Trading’s Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date	Year Built

Baltic Leopard Limited	Baltic Leopard	53,447	4/8/10	2009
Baltic Panther Limited	Baltic Panther	53,351	4/29/10	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10	2009
Baltic Jaguar Limited	Baltic Jaguar	53,474	5/14/10	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10	2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10	2010
Baltic Wind Limited	Baltic Wind	34,409	8/4/10	2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10	2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10	2010
Baltic Fox Limited	Baltic Fox	31,883	9/6/13	2010
Baltic Hare Limited	Baltic Hare	31,887	9/5/13	2009
Baltic Lion Limited	Baltic Lion	179,185	12/27/13	2012
Baltic Tiger Limited	Baltic Tiger	179,185	11/26/13	2011
Baltic Hornet Limited	Baltic Hornet	64,000	Q3 2014 (1)	2014 (1)
Baltic Wasp Limited	Baltic Wasp	64,000	Q4 2014 (1)	2014 (1)
Baltic Scorpion Limited	Baltic Scorpion	64,000	Q2 2015 (1)	2015 (1)
Baltic Mantis Limited	Baltic Mantis	64,000	Q3 2015 (1)	2015 (1)

(1)         Built dates and dates for vessels being delivered in the future are estimates based on the guidance received from the sellers and the respective shipyards.

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

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”).  The results of operations for the period ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended March 31, 2014 and 2013 was $34,160 and $32,739, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the estimated scrap value of $245 per lightweight ton (“lwt”) times the weight of the ship in lwt’s.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of March 31, 2014 and December 31, 2013, the Company had an accrual of $579 and $536, respectively, related to these estimated customer claims.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. These differences in bunkers resulted in net gains of $66 and $364 during the three months ended March 31, 2014 and 2013, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Noncontrolling interest

Net loss attributable to noncontrolling interest during the three months ended March 31, 2014 and 2013 reflects the noncontrolling interest’s share of the net loss of Baltic Trading, a subsidiary of the Company, which owns and employs drybulk vessels in the spot market, in vessel pools or on spot market-related time charters.  The spot market represents immediate chartering of a vessel, usually for single voyages.  At March 31, 2014 and December 31, 2013, the noncontrolling interest held an 88.95% economic interest in Baltic Trading while only holding 34.92% of the voting power.

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

Total revenue earned for these services during the three months ended March 31, 2014 and 2013 was $1,855 and $1,490, respectively, of which $1,045 and $680, respectively, eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $886 associated with these activities for the three months ended March 31, 2014.  This resulted in estimated tax expense of $400 for the three months ended March 31, 2014.  After allocation of certain expenses, there was taxable income of $592 associated with these activities for the three months ended March 31, 2013.  This resulted in income tax expense of $224 for the three months ended March 31, 2013.

Baltic Trading is subject to income tax on its United States source income.  During the three months ended March 31, 2014, Baltic Trading had United States operations which resulted in United States source income of $567.  Baltic Trading’s estimated United States income tax expense for the three months ended March 31, 2014 was $12.  During the three months ended March 31, 2013, Baltic Trading did not earn any United States source income, and therefore, there was no income tax expense for the three months ended March 31, 2013.

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

The following table presents a reconciliation of total voyage revenue from external (third party) customers for the Company’s two operating segments to total consolidated voyage revenue from external customers for the Company for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
	2014	2013
Voyage Revenue from External Customers
GS&T	$50,089	$33,690
Baltic Trading	13,091	5,986
Total operating segments	63,180	39,676
Eliminating revenue	—	—
Total consolidated voyage revenue from external customers	$63,180	$39,676

The following table presents a reconciliation of total intersegment revenue, which eliminates upon consolidation, for the Company’s two operating segments for the three months ended March 31, 2014 and 2013. The intersegment revenue noted in the following table represents revenue earned by GS&T pursuant to the management agreement entered into with Baltic Trading, which includes commercial service fees, technical service fees and sale and purchase fees, if any.

	For the Three Months Ended March 31,
	2014	2013
Intersegment revenue
GS&T	$1,045	$680
Baltic Trading	—	—
Total operating segments	1,045	680
Eliminating revenue	(1,045)	(680)
Total consolidated intersegment revenue	$—	$—

The following table presents a reconciliation of total net loss for the Company’s two operating segments to total consolidated net loss for the three months ended March 31, 2014 and 2013. The eliminating net loss noted in the following table consists of the elimination of intercompany transactions between GS&T and Baltic Trading, as well as dividends received by GS&T from Baltic Trading for its Class B shares of Baltic Trading.

	For the Three Months Ended March 31,
	2014	2013
Net loss
GS&T	$(38,569)	$(46,848)
Baltic Trading	(3,533)	(5,083)
Total operating segments	(42,102)	(51,931)
Eliminating net loss	136	19
Total consolidated net loss	$(42,238)	$(51,950)

The following table presents a reconciliation of total assets for the Company’s two operating segments to total consolidated assets as of March 31, 2014 and December 31, 2013. The eliminating assets noted in the following table consist of the elimination of intercompany transactions resulting from the capitalization of fees paid to GS&T by Baltic Trading as vessel assets, including related accumulated depreciation, as well as the outstanding receivable balance due to GS&T from Baltic Trading as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Total assets
GS&T	$2,353,364	$2,404,811
Baltic Trading	553,564	557,367
Total operating segments	2,906,928	2,962,178
Eliminating assets	(4,744)	(4,924)
Total consolidated assets	$2,902,184	$2,957,254

4 - CASH FLOW INFORMATION

As of March 31, 2014 and December 31, 2013, the Company had one and four interest rate swaps, respectively, which are described and discussed in Note 11 — Interest Rate Swap Agreements. At March 31, 2014, the fair value of the swap is in a liability position of $5,747, all of which was classified within current liabilities.  At December 31, 2013, the four swaps were in a liability position of $6,975, all of which was classified within current liabilities.

For the three months ended March 31, 2014, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $213 for the purchase of vessels, including deposits and $145 for the purchase of other fixed assets.  For the three months ended March 31, 2014, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $253 associated with deferred financing fees and $5 for the payment of common stock issuance costs by its subsidiary.  Additionally, for the three months ended March 31, 2014, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in current interest payable consisting of $13,199 associated with deferred financing fees.

For the three months ended March 31, 2013, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $27 for the purchase of vessels, including deposits and $48 for the purchase of other fixed assets.  For the three months ended March 31, 2013, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in current interest payable consisting of $13,199 associated with deferred financing fees.

During the three months ended March 31, 2014, the Company made a reclassification of $984 from fixed assets to vessel assets for items that should be capitalized and depreciated over the remaining life of the respective vessels.

During the three months ended March 31, 2014 and 2013, cash paid for interest, net of amounts capitalized, and including bond coupon interest paid, was $14,163 and $20,795, respectively.

During the three months ended March 31, 2014 and 2013, cash paid for estimated income taxes was $1,072 and $103, respectively.

5 - VESSEL ACQUISITIONS

On July 2, 2013, Baltic Trading entered into agreements to purchase two Handysize drybulk vessels from subsidiaries of Clipper Group for an aggregate purchase price of $41,000. The Baltic Hare, a 2009-built Handysize vessel, was delivered on September 5, 2013 and the Baltic Fox, a 2010-built Handysize vessel, was delivered on September 6, 2013. Baltic Trading financed the vessel acquisitions with proceeds from its May 28, 2013 common stock offering and borrowings under its $22 Million Term Loan Facility entered into on August 30, 2013.

On October 31, 2013, Baltic Trading entered into agreements to purchase two Capesize drybulk vessels from affiliates of SK Shipping Co. Ltd. for an aggregate purchase price of $103,000. The Baltic Lion, a 2012-built Capesize vessel, was delivered on December 27, 2013, and the Baltic Tiger, a 2011-built Capesize vessel, was delivered on November 26, 2013. Baltic Trading financed the vessel acquisitions with cash on hand and borrowings under its $44 Million Term Loan Facility entered into on December 3, 2013.

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate.  Baltic Trading agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which Baltic Trading exercised on January 8, 2014. These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The Baltic Hornet and Baltic Wasp are expected to be delivered to Baltic Trading during the third and fourth quarters of 2014, respectively. The Baltic Scorpion and the Baltic Mantis are expected to be delivered to Baltic Trading during the second and third quarters of 2015, respectively. As of March 31, 2014 and December 31, 2013, deposits on vessels was $17,175 and $1,013, respectively.  Baltic Trading intends to use a combination of cash on hand, future cash flow from operations as well as commercial bank debt to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

Refer to Note 1 — General Information for a listing of the vessel delivery dates for the vessels in the Company’s fleet and the estimated delivery dates for vessels that Baltic Trading has entered into agreements to purchase.

Below market time charters, including those acquired during previous periods, were amortized as an increase to voyage revenue in the amount of $49 and $132 for the three months ended March 31, 2014 and 2013, respectively.

Capitalized interest expense associated with the newbuilding contracts entered into by Baltic Trading for the three months ended March 31, 2014 and 2013 was $98 and $0, respectively.

6 - INVESTMENTS

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”) and Korea Line Corporation (“KLC”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  These investments are designated as Available For Sale (“AFS”) and are reported at fair value, with unrealized gains and losses recorded in equity as a component of accumulated other comprehensive income (loss) (“AOCI”).  At March 31, 2014 and December 31, 2013, the Company held 16,335,100 shares of Jinhui capital stock which is recorded at its fair value of $63,286 and $77,488, respectively, based on the last closing price during each respective quarter on March 31, 2014 and December 30, 2013, respectively.  At March 31, 2014 and December 31, 2013, the Company held 3,355 shares of KLC stock which is recorded at its fair value of $69 and $82, respectively, based on the last closing price during each respective quarter on March 31, 2014 and December 30, 2013.

The Company reviews the investment in Jinhui and KLC for impairment on a quarterly basis.  There were no impairment charges recognized for the three months ended March 31, 2014 and 2013.

The unrealized gain (losses) on the Jinhui capital stock and KLC stock are a component of AOCI since these investments are designated as AFS securities.

Refer to Note 12 — Accumulated Other Comprehensive Income (Loss) for a breakdown of the components of AOCI.

7 — NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the year. The computation of diluted net loss per share assumes the vesting of nonvested stock awards (refer to Note 20 — Nonvested Stock Awards), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 880,465 nonvested shares outstanding at March 31, 2014 (refer to Note 20 — Nonvested Stock Awards), all are anti-dilutive.  The Company’s diluted net loss per share will also reflect the assumed conversion under the Company’s convertible debt if the impact is dilutive under the “if converted” method. The impact of the shares convertible under the Company’s convertible notes is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The components of the denominator for the calculation of basic net loss per share and diluted net loss per share are as follows:

	Three Months Ended March 31,
	2014	2013

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	43,568,942	43,161,510

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	43,568,942	43,161,510

Dilutive effect of convertible notes	—	—

Dilutive effect of restricted stock awards	—	—

Weighted-average common shares outstanding, diluted	43,568,942	43,161,510

The following table sets forth a reconciliation of the net loss attributable to GS&T and the net loss attributable to GS&T for diluted net loss per share under the “if-converted” method:

	Three Months Ended March 31,
	2014	2013

Net loss attributable to GS&T	$(39,105)	$(48,163)

Interest expense related to convertible notes, if dilutive	—	—

Net loss attributable to GS&T for the computation of diluted net loss per share	$(39,105)	$(48,163)

8 - RELATED PARTY TRANSACTIONS

The following represent related party transactions reflected in these condensed consolidated financial statements:

The Company makes available employees performing internal audit services to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.  For the three months ended March 31, 2014 and 2013, the Company invoiced $35 and $35, respectively, to GMC, which includes time associated with such internal audit services and other expenditures.  Additionally, during the three months ended March 31, 2014 and 2013, the Company incurred travel and other office related expenditures totaling $28 and $27, respectively, reimbursable to GMC or its service provider.  At March 31, 2014 and December 31, 2013, the amount due to GMC from the Company was $9 and $16, respectively.

During the three months ended March 31, 2014 and 2013, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $3 and $0, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At March 31, 2014 and December 31, 2013, the amount due to Constantine Georgiopoulos was $26 and $25, respectively.

GS&T and Baltic Trading have entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in their fleets.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is Chairman of the Board of Aegean.  During the three months ended March 31, 2014 and 2013, Aegean supplied lubricating oils to the Company’s vessels aggregating $600 and $565, respectively.  At March 31, 2014 and December 31, 2013, $367 and $263 remained outstanding, respectively.

During the three months ended March 31, 2014 and 2013, the Company invoiced MEP for technical services provided and expenses paid on MEP’s behalf aggregating $822 and $832, respectively.  Peter C. Georgiopoulos, Chairman of the Board, controls and has a minority interest in MEP.  At March 31, 2014 and December 31, 2013, $2 and $7, respectively, was due to the Company from MEP.  Total service revenue earned by the Company for technical service provided to MEP for the three months ended March 31, 2014 and 2013 was $810 during both periods.

9 - DEBT

Long-term debt consists of the following:

	March 31, 2014	December 31, 2013

2007 Credit Facility	$1,055,912	$1,055,912
$100 Million Term Loan Facility	73,561	75,484
$253 Million Term Loan Facility	175,718	180,793
2010 Baltic Trading Credit Facility	102,250	102,250
Baltic Trading $22 Million Term Loan Facility	21,250	21,625
Baltic Trading $44 Million Term Loan Facility	43,313	44,000
Less: Current portion	(1,309,441)	(1,316,439)

Long-term debt	$162,563	$163,625

2007 Credit Facility

On July 20, 2007, the Company entered into the 2007 Credit Facility with DnB NOR Bank ASA. The maximum amount that may be borrowed under the 2007 Credit Facility at March 31, 2014 is $1,055,912.  As of March 31, 2014, the Company has utilized its maximum borrowing capacity under the 2007 Credit Facility.

In 2009, the Company obtained a waiver of the collateral maintenance covenant under this facility until the Company can represent that it is in compliance with all of its financial covenants and is otherwise able to pay a dividend and purchase or redeem shares of common stock under the terms of the facility in effect before the waiver.  The Company’s cash dividends and share repurchases have been suspended until the collateral maintenance financial covenant can be satisfied.

The maximum leverage ratio covenant and minimum permitted consolidated interest ratio covenants were waived for the periods ending on and including December 31, 2013 pursuant to the August 1, 2012 agreements to amend or waive certain provisions of the agreements for the 2007 Credit Facility, $100 Million Term Loan Facility and the $253 Million Term Loan Facility (as defined below) (the “August 2012 Agreements”).

The gross interest-bearing debt to total capital covenant ended during the period ending on and including December 31, 2013 pursuant to the August 2012 Agreements.  This covenant limits the ratio of the Company’s interest-bearing indebtedness to the sum of its interest-bearing indebtedness and its consolidated net worth in accordance with GAAP to 62.5% on the last day of any fiscal quarter during the waiver period.

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

As of March 31, 2014, the Company was not in compliance with certain of the financial covenants under its 2007 Credit Facility, as amended, and the debt outstanding under this facility of $1,055,912 has been classified as a current liability in the condensed consolidated balance sheets.

At March 31, 2014, there were no letters of credit issued under the 2007 Credit Facility.

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

On April 1, 2014, we entered into new agreements with the other parties to the Relief Agreements that extended the expiration of the forbearances and waivers under the Relief Agreements from 11:59 p.m. on April 1, 2014 to 11:59 p.m. on April 21, 2014. Also, the forbearances and waivers would have terminated if a definitive agreement for our restructuring was not effective by 11:59 p.m. on April 4, 2014. We avoided this termination through our entry into the Support Agreement. Such new agreements are otherwise on substantially the same terms and conditions as the Relief Agreements.

$100 Million Term Loan Facility

On August 12, 2010, the Company entered into the $100 Million Term Loan Facility. As of March 31, 2014, the Company has utilized its maximum borrowing capacity as $100,000. The Company has used the $100 Million Term Loan Facility to fund or refund the Company a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies.  As of March 31, 2014, there was no availability under the $100 Million Term Loan Facility.

Pursuant to the amendments to the $100 Million Term Loan Facility that were entered into on December 21, 2011 and the August 2012 Agreements, the maximum leverage ratio covenant and the minimum permitted consolidated interest ratio covenant were waived for the periods ending on and including December 31, 2013.

As of March 31, 2014, the Company was not in compliance with certain of the financial covenants under the $100 Million Term Loan Facility, as amended.  As such, the debt outstanding under this facility of $73,561 has been classified as a current liability in the condensed consolidated balance sheets as of March 31, 2014.

See above in this note under the heading “2007 Credit Facilities” for a description of the agreement the Company entered into to obtain waivers with respect to certain events of default relating to the $100 Million Term Loan Facility. See Note 1 — General Information for the Company’s restructuring plans, including its filing of the Chapter 11 Cases.

$253 Million Term Loan Facility

On August 20, 2010, the Company entered into the $253 Million Term Loan Facility.  As of March 31, 2014, the Company has utilized its maximum borrowing capacity of $253,000 to fund or refund to the Company a portion of the purchase price of the 13 vessels purchased from Bourbon SA during the third quarter of 2010 and first quarter of 2011.  As of March 31, 2014, there was no availability under the $253 Million Term Loan Facility.

Pursuant to the amendment to the $253 Million Term Loan Facility that was entered into on December 21, 2011 and the August 2012 Agreements, the maximum leverage ratio covenant and the minimum permitted consolidated interest ratio covenant were waived for the periods ending on and including December 31, 2013.

As of March 31, 2014 and December 31, 2013, the Company has deposited $9,875 and $9,750, respectively, that has been reflected as restricted cash.  Restricted cash will be released only if the underlying collateral is sold or disposed of.

As of March 31, 2014, the Company was not in compliance with certain of the financial covenants under the $253 Million Term Loan Facility, as amended.  As such, the debt outstanding under this facility of $175,718 has been classified as a current liability and the restricted cash related to this facility has been classified as a current asset in the condensed consolidated balance sheets as of March 31, 2014.

See above in this note under the heading “2007 Credit Facilities” for a description of the agreement the Company entered into to obtain waivers with respect to certain events of default relating to the $253 Million Term Loan Facility.  See Note 1 — General Information for the Company’s restructuring plans, including its filing of the Chapter 11 Cases.

2010 Baltic Trading Credit Facility

On April 16, 2010, Baltic Trading entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (as amended, the “2010 Baltic Trading Credit Facility”).  An amendment to the 2010 Baltic Trading Credit Facility was entered into by Baltic Trading effective November 30, 2010.  Among other things, this amendment increased the commitment amount of the 2010 Baltic Trading Credit Facility from $100,000 to $150,000.  An additional amendment to the 2010 Baltic Trading Credit Facility was entered into by Baltic Trading effective August 29, 2013 (the “August 2013 Amendement”).  Among other things, the August 2013 Amendment implements the following modifications to the 2010 Baltic Trading Credit Facility:

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

As of March 31, 2014, $7,750 remained available under the 2010 Baltic Trading Credit Facility as the total commitment was reduced to $110,000 on August 29, 2013.  The total available working capital borrowings of $25,000 are subject to the total remaining availability under the 2010 Baltic Trading Credit Facility, therefore, only $7,750 is available for working capital purposes as of March 31, 2014.

As of March 31, 2014, the Company believes Baltic Trading is in compliance with all of the financial covenants under the 2010 Baltic Trading Credit Facility.

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

On September 4, 2013, Baltic Hare Limited and Baltic Fox Limited made drawdowns of $10,730 and $11,270 for the Baltic Hare and the Baltic Fox, respectively.  As of March 31, 2014, Baltic Trading has utilized its maximum borrowing capacity of $22,000 and there was no further availability.  At March 31, 2014 and December 31, 2013, the total outstanding debt balance was $21,250 and $21,625, respectively, as required repayments began on December 4, 2013.

As of March 31, 2014 the Company believes Baltic Trading is in compliance with all of the financial covenants under the Baltic Trading $22 Million Term Loan Facility.

Baltic Trading $44 Million Term Loan Facility

On December 3, 2013, Baltic Tiger Limited and Baltic Lion Limited, wholly-owned subsidiaries of Baltic Trading, entered into a secured loan agreement with DVB Bank SE for a term loan facility of up to $44,000 (the “Baltic Trading $44 Million Term Loan Facility”). Amounts borrowed and repaid under the Baltic Trading $44 Million Term Loan Facility may not be reborrowed.  The Baltic Trading $44 Million Term Loan Facility has a maturity date of the sixth anniversary of the drawdown date for borrowings for the second vessel to be purchased, or December 23, 2019.  Borrowings under the Baltic Trading $44 Million Term Loan Facility bear interest at the three-month LIBOR rate plus an applicable margin of 3.35% per annum. A commitment fee of 0.75% per annum is payable on the unused daily portion of the credit facility, which began accruing on December 3, 2013 and ended on December 23, 2013, the date which the entire $44,000 was borrowed.  Borrowings are to be repaid in 23 quarterly installments of $688 each commencing three months after the last drawdown date, or March 24, 2014, and a final payment of $28,188 due on the maturity date.

Borrowings under the Baltic Trading $44 Million Term Loan Facility are to be secured by liens on the Company’s vessels to be financed or refinanced with borrowings under the facility, namely the Baltic Tiger and the Baltic Lion, and other related assets. Upon the prepayment of $18,000 plus any additional amounts necessary to maintain compliance with the collateral maintenance covenant, Baltic Trading may have the lien on the Baltic Tiger released. Under a Guarantee and Indemnity entered into concurrently with the Baltic Trading $44 Million Term Loan Facility, Baltic Trading agreed to guarantee the obligations of its subsidiaries under the Baltic Trading $44 Million Term Loan Facility.

On December 23, 2013, Baltic Tiger Limited and Baltic Lion Limited made drawdowns of $21,400 and $22,600 for the Baltic Tiger and Baltic Lion, respectively.  As of March 31, 2014, Baltic Trading has utilized its maximum borrowing capacity of $44,000 and there was no further availability.  At March 31, 2014 and December 31, 2013, the total outstanding debt balance was $43,313 and $44,000, respectively, as required repayments began on March 24, 2014.

As of March 31, 2014, the Company believes Baltic Trading is in compliance with all of the financial covenants under the Baltic Trading $44 Million Term Loan Facility.

Change of Control

If the Company’s ownership in Baltic Trading were to decrease to less than 10% of the aggregate number of shares of common stock and Class B Stock of Baltic Trading, the outstanding Baltic Trading Class B Stock held by the Company would automatically convert into common stock, and the voting power held by the Company in Baltic Trading would likewise decrease to less than 30%. This would result in a change of control as defined under the Baltic Trading 2010 Credit Facility, the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility, and would therefore constitute an event of default. Additionally, a change of control constituting an event of default under Baltic Trading’s credit facilities would also occur if any party other than the Company or certain other permitted holders beneficially owns more than 30% of the Company’s outstanding voting or economic equity interests, which may occur if a party were deemed to control Genco. Refer to Note 1 — General Information for discussion of the Company’s current economic status.

Interest payable

As required under the August 2012 Agreements, lenders under the 2007 Credit Facility will receive a fee equal to 1.25% of the principal amount outstanding following such prepayment, or $13,199, on the earlier date of the maturity date of this facility or the date on which all obligations under this facility have been paid in full.  The $13,199 has been recorded in the condensed consolidated balance sheet at March 31, 2014 as a current liability, consistent with the classification of the principal amount of the 2007 Credit Facility.

Interest rates

The following tables sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the rate differential between the pay fixed, receive variable rate on the interest rate swap agreements that were in effect (refer to Note 11 — Interest Rate Swap Agreements), combined, the cost associated with unused commitment fees as well as the 1.0% facility fee for the 2007 Credit Facility as noted above. Additionally, it includes the range of interest rates on the debt, excluding the impact of swaps and unused commitment fees:

	Three Months Ended March 31,
	2014	2013
Effective Interest Rate	4.35%	4.73%
Range of Interest Rates (excluding impact of swaps and unused commitment fees)	3.15% to 4.25%	3.20% to 4.38%

10 — CONVERTIBLE SENIOR NOTES

The Company issued $125,000 of the 2010 Notes on July 27, 2010.  The Indenture for the 2010 Notes includes customary agreements and covenants by the Company, including with respect to events of default.

The following tables provide additional information about the Company’s 2010 Notes:

	March 31, 2014	December 31, 2013
Carrying amount of the equity component (additional paid-in capital)	$24,375	$24,375
Principal amount of the 2010 Notes	125,000	125,000
Unamortized discount of the liability component	7,820	9,119
Net carrying amount of the liability component	117,180	115,881

	Three Months Ended March 31,
	2014	2013
Effective interest rate on liability component	10.0%	10.0%
Cash interest expense recognized	$1,541	$1,541
Non-cash interest expense recognized	1,299	1,179
Non-cash deferred financing amortization costs included in interest expense	177	177

The remaining period over which the unamortized discount will be recognized is 1.38 years. As of March 31, 2014, the if-converted value of the 2010 Notes does not exceed their principal amount.

Refer to Note 1 — General Information for additional information regarding defaults relating to the 2010 Notes. As such, in accordance with applicable accounting guidance, the liability related to the 2010 Notes was classified as a current liability in the consolidated balance sheet as of March 31, 2014 and December 31, 2013.

11 - INTEREST RATE SWAP AGREEMENTS

As of March 31, 2014 and December 31, 2013, the Company had one and four interest rate swap agreements outstanding, respectively, with DnB NOR Bank to manage interest costs and the risk associated with variable interest rates related to the Company’s 2007 Credit Facility. The total notional principal amount of the swaps at March 31, 2014 and December 31, 2013 was $106,233 and $306,233, respectively, and the swaps have specified rates and durations.

The following table summarizes the interest rate swaps designated as cash flow hedges that were in place as of March 31, 2014 and December 31, 2013:

				March 31, 2014	December 31, 2013
Interest Rate Swap Detail				Notional	Notional
Trade	Fixed	Start Date	End date	Amount	Amount
Date	Rate	of Swap	of Swap	Outstanding	Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233	$106,233
3/29/06	5.25%	1/2/07	1/1/14	—	50,000
1/9/09	2.05%	1/22/09	1/22/14	—	100,000
2/11/09	2.45%	2/23/09	2/23/14	—	50,000

				$106,233	$306,233

The following table summarizes the derivative asset and liability balances at March 31, 2014 and December 31, 2013:

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	March 31, 2014	December 31, 2013	Sheet Location	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments
Interest rate contracts	Fair value of derivative instruments (Current Assets)	$—	$—	Fair value of derivative instruments (Current Liabilities)	$5,747	$6,975
Interest rate contracts	Fair value of derivative instruments (Noncurrent Assets)	—	—	Fair value of derivative instruments (Noncurrent Liabilities)	—	—

Total derivatives designated as hedging instruments		—	—		5,747	6,975

Total Derivatives		$—	$—		$5,747	$6,975

The differentials to be paid or received for these swap agreements are recognized as an adjustment to interest expense as incurred.  The Company utilized cash flow hedge accounting for these swaps through March 31, 2014, whereby the effective portion of the change in the value of the swaps is reflected as a component of AOCI.  The ineffective portion is recognized as other expense, which is a component of other (expense) income.  On March 31, 2014, the cash flow hedge accounting on the remaining swap agreement was discontinued.  After March 31, 2014, changes in the valuation of the swap agreement will be reflected as a component of other (expense) income.

Refer to Note 1 — General Information for additional information regarding defaults relating to the swap. As of March 31, 2014, the Company is in default under covenants of its 2007 Credit Facility due to the default on the scheduled debt amortization payment due on March 31, 2014.  The default under the 2007 Credit Facility requires the Company to elect interest periods of only one-month, therefore the Company no longer qualifies for hedge accounting under the original designation and hedge accounting has been terminated effective March 31, 2014.  As such, in accordance with applicable accounting guidance, the Company has classified the liability related to this interest rate swap as a current liability in its condensed consolidated balance sheet as of March 31, 2014. If the swap agreement is at any time settled, the Company will be required to release any remaining AOCI associated with the swap agreement to interest expense.

The following tables present the impact of derivative instruments and their location within the Condensed Consolidated Statement of Operations:

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three-Month Period Ended March 31, 2014

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2014	Portion)	2014	Portion)	2014
Interest rate contracts	$(179)	Interest Expense	$(1,407)	Other Income (Expense)	$—

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three-Month Period Ended March 31, 2013

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2013	Portion)	2013	Portion)	2013
Interest rate contracts	$(138)	Interest Expense	$(2,439)	Other Income (Expense)	$(4)

The Company is required to provide collateral in the form of vessel assets to support the interest rate swap agreements, excluding vessel assets of Baltic Trading.  At March 31, 2014, the Company’s 35 vessels mortgaged under the 2007 Credit Facility served as collateral in the aggregate amount of $100,000.

12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI included in the accompanying condensed consolidated balance sheets consist of net unrealized gain (loss) on cash flow hedges and net unrealized gains (losses) from investments in Jinhui stock and KLC stock as of March 31, 2014 and December 31, 2013.

Changes in AOCI by Component

For the Three-Month Period Ended March 31, 2014

	Net Unrealized Gain (Loss) on Cash Flow Hedges	Net Unrealized Gain on Investments	Total
AOCI — January 1, 2014	$(6,976)	$60,698	$53,722

OCI before reclassifications	2,635	(14,215)	(11,580)
Amounts reclassified from AOCI	(1,407)	—	(1,407)
Net current-period OCI	1,228	(14,215)	(12,987)

AOCI — March 31, 2014	$(5,748)	$46,483	$40,735

Reclassifications Out of AOCI

For the Three-Month Period Ended March 31, 2014

	Amount Reclassified from AOCI
	Three Months Ended March 31,		Affected Line Item in the Statement Where
Details about AOCI Components	2014	2013	Net Loss is Presented
Gains and losses on cash flow hedges
Interest rate contracts	$1,407	$2,439	Interest expense

Total reclassifications for the period	$1,407	$2,439

13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at March 31, 2014 and December 31, 2013 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$92,408	$92,408	$122,722	$122,722
Restricted cash	10,275	10,275	10,150	10,150
Floating rate debt	1,472,004	See Below	1,480,064	See Below
2010 Notes	117,180	102,116	115,881	63,438

The fair value of the floating rate debt under the $100 Million Term Loan Facility and $253 Million Term Loan Facility are based on management’s estimate utilizing rates the Company believes it would be able to obtain for these credit facilities.  However, a portion of the floating rate debt of the 2007 Credit Facility was traded in a private transaction for an amount that is not determinable by the Company, which Management believes was lower than the debt’s current carrying value.  The fair value of the 2010 Baltic Trading Credit Facility is based on rates Baltic Trading has recently obtained pursuant to the amendment to the existing 2010 Baltic Trading Credit Facility on August 29, 2013.  The fair value of the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility is based on rates that Baltic Trading recently obtained upon the effective dates of these facilities on August 30, 2013 and December 3, 2013, respectively.  Additionally, the Company considers its creditworthiness in determining the fair value of floating rate debt under the credit facilities.  The carrying value approximates the fair market value for these floating rate loans, except for the 2007 Credit Facility.  The fair value of the convertible senior notes payable represents the market value based on recent transactions of the 2010 Notes at March 31, 2014 and December 31, 2013 without bifurcating the value of the conversion option.  The fair value of the interest rate swaps is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of both the swap counterparty and the Company.  The carrying amounts of the Company’s other financial instruments at March 31, 2014 and December 31, 2013 (principally Due from charterers and Accounts payable and accrued expenses), approximate fair values because of the relatively short maturity of these instruments.

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

•                  Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

As of March 31, 2014 and December 31, 2013, the fair values of the Company’s financial assets and liabilities are categorized as follows:

	March 31, 2014
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$63,355	$63,355	$—
Derivative instruments — liability position	5,747	—	5,747

	December 31, 2013
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$77,570	$77,570	$—
Derivative instruments — liability position	6,975	—	6,975

The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company also holds an investment in the stock of KLC, which is classified as a long-term investment.  The stock of KLC is publicly traded on the Korea Stock Exchange and is considered a Level 1 item.  The Company’s only interest rate derivative instrument is a pay-fixed, receive-variable interest rate swaps based on LIBOR.  The Company has elected to use the income approach to value this derivative, using observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  Refer to Note 11 — Interest Rate Swap Agreements for further information regarding the Company’s interest rate swap agreements.  ASC 820-10 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position have also been factored into the fair value measurement of the derivative instruments.  This credit valuation adjustment did not have a material impact on the fair value measurement of the derivative instruments.   Refer to Note 1 — General Information for additional information regarding defaults relating to the swap.  Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transaction amongst third parties. The 2010 Notes are publicly traded in the over-the-counter market; however, they are not considered to be actively traded. As such, the 2010 Notes are considered to be a Level 2 item.  The Company did not have any Level 3 financial assets or liabilities during the three months ended March 31, 2014 and 2013.

14 - PREPAID EXPENSES AND OTHER CURRENT AND NONCURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2014	December 31, 2013
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$10,247	$11,342
Prepaid items	7,596	5,000
Insurance receivable	844	1,096
Other	7,588	1,627
Total prepaid expenses and other current assets	$26,275	$19,065

Other noncurrent assets in the amount of $514 at March 31, 2014 and December 31, 2013 represent the security deposit related to the operating lease entered into effective April 4, 2011. Refer to Note 19 — Commitments and Contingencies for further information related to the lease agreement.

15 — DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities and other debt offerings and amending existing loan facilities. Total net deferred financing costs consist of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

2007 Credit Facility	$29,568	$29,568
$100 Million Term Loan Facility	1,856	1,783
$253 Million Term Loan Facility	4,884	4,708
2010 Notes	3,637	3,637
2010 Baltic Trading Credit Facility	3,339	3,339
Baltic Trading $22 Million Term Loan Facility	529	518
Baltic Trading $44 Million Term Loan Facility	739	737
Total deferred financing costs	44,552	44,290
Less: accumulated amortization	24,498	22,279
Total	$20,054	$22,011

Amortization expense for deferred financing costs for the three months ended March 31, 2014 and 2013 was $2,220 and $1,835, respectively.  This amortization expense is recorded as a component of interest expense in the Condensed Consolidated Statements of Operations.

16 - FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2014	December 31, 2013
Fixed assets, at cost:
Vessel equipment	$3,576	$4,323
Leasehold improvements	2,679	2,679
Furniture and fixtures	786	786
Computer equipment	794	754
Total costs	7,835	8,542
Less: accumulated depreciation and amortization	3,653	3,438
Total	$4,182	$5,104

Depreciation and amortization expense for fixed assets for the three months ended March 31, 2014 and 2013 was $219 and $228, respectively.  Refer to Note 4 — Cash Flow Information for information regarding the reclassification from fixed assets to vessels assets during the three months ended March 31, 2014.

17 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2014	December 31, 2013
Accounts payable	$9,958	$5,643
Accrued general and administrative expenses	11,127	8,960
Accrued vessel operating expenses	14,520	12,756
Total	$35,605	$27,359

18 - REVENUE FROM TIME CHARTERS

Total voyage revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters, for the three months ended March 31, 2014 and 2013 was $63,180 and $39,676, respectively.  There was no profit sharing revenue earned during the three months ended March 31, 2014 and 2013.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of May 8, 2014, is expected to be $12,596 for the remainder of 2014, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For drydockings, the Company assumes twenty days of offhire.  Future minimum revenue excludes revenue earned for the vessels currently in pool arrangements and vessels that are currently on or will be on spot market-related time charters, as spot rates cannot be estimated, as well as profit sharing revenue.

19 - COMMITMENTS AND CONTINGENCIES

In September 2005, the Company entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  On January 6, 2012, the Company ceased the use of this space.  During the three months ended March 31, 2014 and 2013, net rent expense of $0 and $109, respectively, was recorded representing the present value of the Company’s estimating remaining rent expense for the duration of the lease after taking into account estimated future sublease income based on the sublease agreement entered into effective November 1, 2013. The current lease obligations related to this lease agreement as of March 31, 2014 and December 31, 2013 of $168 and $176, respectively, are recorded in the condensed consolidated balance sheet in Current portion of lease obligations.  The long-term lease obligations related to this lease agreement as of March 31, 2014 and December 31, 2013 of $708 and $744, respectively, are recorded in the condensed consolidated balance sheet in Long-term lease obligations.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $388 for the remainder of 2014, $518 for 2015, $529 for 2016, $550 annually for 2017 and 2018 and a total of $1,421 for the remaining term of the lease.  The rental payments will be offset by the contract sublease income, as follows: $255 for 2014; $340 annually for 2015 through 2016, $347 for 2017, $380 for 2018 and a total of $983 for the remaining term of the sublease.

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011. Following the expiration of the free base rental period, the monthly base rental payments are $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor was obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that will commence immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the entire lease from June 1, 2011 to September 30, 2025 will be $130.  The Company had a long-term lease obligation at March 31, 2014 and December 31, 2013 of $2,514 and $2,370, respectively.  Rent expense pertaining to this lease for the three months ended March 31, 2014 and 2013 was $389 during both periods.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $736 for the remainder of 2014, $1,037 for 2015, $1,076 annually for 2016 and 2017, $916 for 2018 and a total of $15,590 for the remaining term of the lease.

20 - NONVESTED STOCK AWARDS

The table below summarizes the Company’s nonvested stock awards for the three months ended March 31, 2014 under the Genco Shipping & Trading Limited 2005 and 2012 Equity Incentive Plans (the “GS&T Plans”):

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2014	880,465	$7.77
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2014	880,465	$7.77

There were no shares that vested under the GS&T Plans during the three months ended March 31, 2014 and 2013.

For the three months ended March 31, 2014 and 2013, the Company recognized nonvested stock amortization expense for the GS&T Plans, which is included in general, administrative and management fees, as follows:

	Three Months Ended March 31,
	2014	2013
General, administrative and management fees	$427	$769

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2014, unrecognized compensation cost of $1,975 related to nonvested stock will be recognized over a weighted-average period of 1.92 years.

On March 13, 2014, Baltic Trading’s Board of Directors approved an amendment to the Baltic Trading Limited 2010 Equity Incentive Plan (the “Baltic Trading Plan”) that increased the aggregate number of shares of common stock available for awards from 2,000,000 to 6,000,000 shares.  Additionally, on April 9, 2014, at Baltic Trading’s 2014 Annual Meeting of Shareholders, Baltic Trading’s shareholders approved the amendment to the Baltic Trading Plan.

The following table presents a summary of Baltic Trading’s nonvested stock awards for the three months ended March 31, 2014 under the Baltic Trading Plan:

	Number of Baltic Trading Common Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2014	1,381,429	$6.03
Granted	—	—
Vested	(116,500)	14.00
Forfeited	—	—

Outstanding at March 31, 2014	1,264,929	$5.29

The total fair value of shares that vested under the Baltic Trading Plan during the three months ended March 31, 2014 and 2013 was $774 and $454, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three months ended March 31, 2014 and 2013, the Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in general, administrative and management fees, as follows:

	Three Months Ended March 31,
	2014	2013
General, administrative and management fees	$963	$464

The Company is amortizing Baltic Trading’s grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2014, unrecognized compensation cost of $4,971 related to nonvested stock will be recognized over a weighted-average period of 3.17 years.

21 - SHARE REPURCHASE PROGRAM

Since the inception of its share repurchase program through March 31, 2014, the Company has repurchased and retired 278,300 shares of its common stock for $11,500.  Currently, the terms of the 2007 Credit Facility require the Company to suspend all share repurchases until the Company can represent that it is in a position to again satisfy the collateral maintenance covenant.  No share repurchases were made during the three months ended March 31, 2014 and 2013.

22 - LEGAL PROCEEDINGS

Refer to Note 1 — General Information for information concerning the Chapter 11 Cases.

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

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material effect on the Company, its financial condition, results of operations or cash flows besides those noted above.

23 - SUBSEQUENT EVENTS

On May 5, 2014, Baltic Trading declared a dividend of $0.01 per share to be paid on or about May 27, 2014 to shareholders of record as of May 20, 2014.  The aggregate amount of the dividend is expected to be approximately $576, of which approximately $512 will be paid to minority shareholders, which Baltic Trading anticipates will be funded from cash on hand at the time payment is to be made.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines in demand or rates in the drybulk shipping industry; (ii) prolonged weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general, administrative and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) our acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to time charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the Company’s ability to obtain modifications or alternatives to its financing arrangements on acceptable terms; (xvi) the fulfillment of the closing conditions under, or the execution of additional documentation for, Baltic Trading’s agreements to acquire vessels; (xvii) obtaining, completion of definitive documentation for, and funding of financing for the vessel acquisitions on acceptable terms; (xviii) our ability to timely and effectively implement and execute our plan to restructure our capital structure; (xix) our ability to arrange and consummate financing or sale transactions or to access capital; (xx) the extent to which our operating results continue to be affected by weakness in market conditions and charter rates; (xxi) our ability to continue as a going concern; (xxii) the satisfaction of the conditions to the consummation of any restructuring plan; (xxiii) the occurrence of any event, change or other circumstance that could give rise to the termination of the Support Agreement or a default under the cash collateral order provided for under the Support Agreement (the “Cash Collateral Order”); (xxiv) objections that may be raised with respect to any plan of reorganization and the adjudication of those objections in the Chapter 11 Cases; (xxv) whether we are able to generate sufficient cash flows and maintain adequate liquidity to meet our liquidity needs, service our indebtedness and finance the ongoing obligations of our business during our restructuring and thereafter, including the extent to which our operating results may continue to be affected by weakness in market conditions and charter rates; (xxvi) the length of time our restructuring will take; (xxvii) the effects of bankruptcy court rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general; (xxviii) the pursuit by our various creditors, equity holders and other constituents of their interests; (xxix) other potential adverse effects of our restructuring on liquidity or results of operations in general, including our ability to operate pursuant to the terms of the Cash Collateral Order and increased administrative and restructuring costs related to the Chapter 11 Cases; (xxx) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xxxi) the timing and realization of the recoveries of assets and the payments of claims and the amount of expenses required to recognize such recoveries and reconcile such claims; (xxxii) our ability to obtain sufficient and acceptable post-restructuring financing; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent reports on Form 8-K and Form 10-Q.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding vessels of Baltic Trading Limited (“Baltic Trading”), our fleet currently consists of nine Capesize, eight Panamax, 17 Supramax, six Handymax and 13 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 3,810,000 dwt, and the average age of our fleet is currently approximately 9.0 years, as compared to the average age for the world fleet of approximately 9 years for the drybulk shipping segments in which we compete.  We seek to deploy our vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers, including Cargill International S.A., Pacific Basin Chartering Ltd., Swissmarine Services S.A. and Clipper Logger Pool, in which Clipper Group acts as the pool manager.  The majority of the vessels in our current fleet are presently engaged under time charter and spot market-related time charter contracts that expire (assuming the option periods in the time charters are not exercised) between May 2014 and November 2015.

In addition, Baltic Trading’s fleet currently consists of four Capesize, four Supramax and five Handysize drybulk carriers with an aggregate carrying capacity of approximately 1,095,000 dwt.  After the expected delivery of four Ultramax newbuilding vessels that Baltic Trading has agreed to acquire, Baltic Trading will own a fleet of 17 drybulk vessels, consisting of four Capesize, four Ultramax, four Supramax and five Handysize drybulk carriers with a total carrying capacity of approximately 1,350,000 dwt.

See pages 36 - 40 for a table of all vessels that have been or are expected to be delivered to us, including Baltic Trading’s vessels.

Baltic Trading, formerly our wholly-owned subsidiary, completed its initial public offering, or IPO, on March 15, 2010. On May 28, 2013, Baltic Trading closed an equity offering of 6,419,217 shares of common stock at an offering price of $3.60 per share. Baltic Trading received net proceeds of approximately $21.6 million after deducting underwriters’ fees and expenses. Additionally, on September 25, 2013, Baltic Trading closed an equity offering of 13,800,000 shares of common stock at an offering price of $4.60 per share. Baltic Trading received net proceeds of approximately $59.5 million after deducting underwriters’ fees and expenses. Lastly, on November 18, 2013, Baltic Trading closed an equity offering of 12,650,000 shares of common stock at an offering price of $4.60 per share. Baltic Trading received net proceeds of approximately $55.1 million after deducting underwriters’ fees and expenses. As a result of Baltic Trading’s equity offerings completed on May 28, 2013, September 25, 2013 and November 18, 2013, we were issued 128,383, 276,000 and 253,000 shares, respectively, of Class B stock, which represents 2% of the number of common shares issued. As of March 31, 2014, our wholly-owned subsidiary Genco Investments LLC owned 6,356,471 shares of Baltic Trading’s Class B Stock, which represents an 11.05% ownership interest in Baltic Trading at March 31, 2014 and 65.08% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock. Baltic Trading is consolidated as we control a majority of the voting interest in Baltic Trading. Management’s discussion and analysis of our results of operations and financial condition includes the results of Baltic Trading.

We entered into a long-term management agreement (the “Management Agreement”) with Baltic Trading pursuant to which we apply our expertise and experience in the drybulk industry to provide Baltic Trading with commercial, technical, administrative and strategic services.  The Management Agreement is for an initial term of approximately 15 years and will automatically renew for additional five-year periods unless terminated in accordance with its terms.  Baltic Trading will pay us for the services we provide it as well as reimburse us for our costs and expenses incurred in providing certain of these services.  Management fee income we earn from the Management Agreement net of any allocated shared expenses, such as salary, office expenses and other general and administrative fees, will be taxable to us.  Upon consolidation with Baltic Trading, any management fee income earned is eliminated for financial reporting purposes.  Baltic Trading has the right to terminate the Management Agreement upon the occurrence of certain events, including a Manager Change of Control (as defined in the Management Agreement), without making a termination payment. Some of these may occur as a result of the transactions contemplated by the Prepack Plan, including the consummation of any transaction that results in (i) any “person” (as such term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), other than Peter Georgiopoulos or any of his affiliates, becoming the beneficial owner of 25% of the Company’s voting securities or (ii) the Company’s stock ceasing to be traded on the New York Stock Exchange or any other internationally recognized stock exchange. Therefore, Baltic Trading may have the right to terminate the Management Agreement, although Baltic Trading may be prevented or delayed from doing so because of the effect of applicable bankruptcy law, including the automatic stay provisions of the United States Bankruptcy Code.

On July 2, 2013, Baltic Trading entered into agreements to purchase two Handysize drybulk vessels from subsidiaries of Clipper Group for an aggregate purchase price of $41.0 million. The Baltic Hare, a 2009-built handysize vessel, was delivered on September 5, 2013 and the Baltic Fox, a 2010-built Handysize vessel, was delivered on September 6, 2013. Baltic Trading funded a portion of the purchase price of the vessels using proceeds from its registered follow-on common stock offering completed on May 28, 2013. For the remainder of the purchase price, Baltic Trading drew down $22.0 million under its secured loan agreement with DVB Bank SE (the “Baltic Trading $22 Million Term Loan Facility”). Refer to Note 9 — Debt in our condensed consolidated financial statements for further information regarding this credit facility.

On October 31, 2013, Baltic Trading entered into agreements to purchase two Capesize drybulk vessels from affiliates of SK Shipping Co. Ltd. for an aggregate purchase price of $103.0 million. The Baltic Lion, a 2012-built Capesize drybulk vessel, was delivered on December 27, 2013, and the Baltic Tiger, a 2011-built Capesize vessel, was delivered on November 26, 2013. Baltic Trading funded a portion of the purchase price of the vessels using proceeds from its common stock offering completed on September 25, 2013. For the remainder of the purchase price, Baltic Trading drew down $44.0 million under its secured loan agreement with DVB Bank SE (the “Baltic Trading $44 Million Term Loan Facility”). Refer to Note 9 — Debt in our condensed consolidated financial statements for further information regarding this credit facility.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three months ended March 31, 2014 and 2013 on a consolidated basis, which includes the operations of Baltic Trading.

	For the Three Months Ended March 31,		Increase
	2014	2013	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,170.0	990.0	180.0	18.2%
Panamax	720.0	720.0	—	—
Supramax	1,890.0	1,890.0	—	—
Handymax	540.0	540.0	—	—
Handysize	1,620.0	1,440.0	180.0	12.5%

Total	5,940.0	5,580.0	360.0	6.5%

Available days (2)
Capesize	1,170.0	973.6	196.4	20.2%
Panamax	679.4	720.0	(40.6)	(5.6)%
Supramax	1,796.8	1,862.4	(65.6)	(3.5)%
Handymax	499.3	534.7	(35.4)	(6.6)%
Handysize	1,548.2	1,424.5	123.7	8.7%

Total	5,693.7	5,515.2	178.5	3.2%

Operating days (3)
Capesize	1,169.5	972.1	197.4	20.3%
Panamax	678.4	705.7	(27.3)	(3.9)%
Supramax	1,786.1	1,856.1	(70.0)	(3.8)%
Handymax	492.7	529.0	(36.3)	(6.9)%
Handysize	1,533.0	1,413.3	119.7	8.5%

Total	5,659.7	5,476.2	183.5	3.4%

Fleet utilization (4)
Capesize	100.0%	99.8%	0.2%	0.2%
Panamax	99.9%	98.0%	1.9%	1.9%
Supramax	99.4%	99.7%	(0.3)%	(0.3)%
Handymax	98.7%	98.9%	(0.2)%	(0.2)%
Handysize	99.0%	99.2%	(0.2)%	(0.2)%

Fleet average	99.4%	99.3%	0.1%	0.1%

	For the Three Months Ended March 31,		Increase
	2014	2013	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$15,767	$5,796	$9,971	172.0%
Panamax	9,719	6,622	3,097	46.8%
Supramax	9,541	7,703	1,838	23.9%
Handymax	9,806	6,903	2,903	42.1%
Handysize	9,452	6,988	2,464	35.3%

Fleet average	10,753	6,963	3,790	54.4%

Daily vessel operating expenses (6)
Capesize	$5,456	$5,675	$(219)	(3.9)%
Panamax	5,410	5,219	191	3.7%
Supramax	5,364	4,725	639	13.5%
Handymax	4,887	4,545	342	7.5%
Handysize	5,041	4,417	624	14.1%

Fleet average	5,256	4,860	396	8.1%

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

	For the Three Months Ended March 31,
	2014	2013

Voyage revenues (in thousands)	$63,180	$39,676
Voyage expenses (in thousands)	1,956	1,272
	$61,224	$38,404
Total available days	5,693.7	5,515.2
Total TCE rate	$10,753	$6,963

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

Operating Data

	For the Three Months Ended March 31,
	2014	2013	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$63,180	$39,676	$23,504	59.2%
Service revenues	810	810	—	—

Total revenues	63,990	40,486	23,504	58.1%

Operating Expenses:
Voyage expenses	1,956	1,272	684	53.8%
Vessel operating expenses	31,223	27,119	4,104	15.1%
General, administrative and management fees	15,376	8,191	7,185	87.7%
Depreciation and amortization	36,201	34,378	1,823	5.3%

Total operating expenses	84,756	70,960	13,796	19.4%

Operating loss	(20,766)	(30,474)	9,708	(31.9)%
Other expense	(21,060)	(21,252)	192	(0.9)%

Loss before income taxes	(41,826)	(51,726)	9,900	(19.1)%
Income tax expense	(412)	(224)	(188)	83.9%

Net loss	(42,238)	(51,950)	9,712	(18.7)%
Less: Net loss attributable to noncontrolling interest	(3,133)	(3,787)	654	(17.3)%
Net loss attributable to Genco Shipping & Trading Limited	$(39,105)	$(48,163)	$9,058	(18.8)%

Net loss per share - basic	$(0.90)	$(1.12)	$0.22	(19.6)%
Net loss per share - diluted	$(0.90)	$(1.12)	$0.22	(19.6)%
Dividends declared and paid per share	$—	$—	$—	—
Weighted average common shares outstanding - basic	43,568,942	43,161,510	407,432	0.9%
Weighted average common shares outstanding - diluted	43,568,942	43,161,510	407,432	0.9%

EBITDA (1)	$18,511	$7,710	$10,801	140.1%

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

	For the Three Months Ended March 31,
	2014	2013

Net loss attributable to Genco Shipping & Trading Limited	$(39,105)	$(48,163)
Net interest expense	21,003	21,271
Income tax expense	412	224
Depreciation and amortization	36,201	34,378

EBITDA (1)	$18,511	$7,710

Results of Operations

The following tables set forth information about the vessels in our fleet, including Baltic Trading’s vessels, as of May 16, 2014:

Genco Shipping & Trading Limited

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	April 2015	104% of BCI(3)
Genco Tiberius	2007	Cargill International S.A.	December 2014	102% of BCI
Genco London	2007	Cargill International S.A.	September 2014	100% of BCI
Genco Titus	2007	Swissmarine Services S.A.	July 2014	100% of BCI
Genco Constantine	2008	Cargill International S.A.	February 2015	102% of BCI
Genco Hadrian	2008	Swissmarine Services S.A.	October 2014	98.5% of BCI
Genco Commodus	2009	Swissmarine Services S.A.	March 2015	100% of BCI(4)
Genco Maximus	2009	Swissmarine Services S.A.	February 2015	100% of BCI(5)
Genco Claudius	2010	Swissmarine Services S.A.	October 2014	99% of BCI

Panamax Vessels
Genco Beauty	1999	Global Maritime Investments Ltd.	June 2014	97% of BPI
Genco Knight	1999	Swissmarine Services S.A.	March 2015	99% of BPI(6)
Genco Leader	1999	TTMI Sarl	November 2014	100% of BPI
Genco Vigour	1999	Swissmarine Services S.A.	February 2015	98% of BPI(7)
Genco Acheron	1999	Swissmarine Services S.A.	December 2014	100% of BPI
Genco Surprise	1998	Swissmarine Services S.A.	May 2015	100% of BPI
Genco Raptor	2007	Global Maritime Investments Ltd.	June 2014	100% of BPI
Genco Thunder	2007	Swissmarine Services S.A.	February 2015	100% of BPI(8)

Supramax Vessels
Genco Predator	2005	D’Amico Dry Ltd.	October 2014	101% of BSI
Genco Warrior	2005	Pacific Basin Chartering Ltd.	June 2014	101% of BSI
Genco Hunter	2007	Pacific Basin Chartering Ltd.	September 2014	107% of BSI
Genco Cavalier	2007	Dalian Suntime International Co., Ltd.	June 2014	$10,000
Genco Lorraine	2009	Pioneer Navigation Ltd.	July 2014	$7,500
Genco Loire	2009	WOL Ocean International Co., Ltd.	June 2014	$10,000
Genco Aquitaine	2009	D’Amico Dry Ltd.	June 2014	$8,350(9)
Genco Ardennes	2009	Refined Success Ltd.	May 2014	$11,000
Genco Auvergne	2009	Pioneer Navigation Ltd.	July 2014	100% of BSI
Genco Bourgogne	2010	Thoresen Shipping Singapore Pte. Ltd.	October 2014	$10,250
Genco Brittany	2010	D’Amico Dry Ltd.	October 2014	100% of BSI
Genco Languedoc	2010	D’Amico Dry Ltd.	January 2015	100% of BSI
Genco Normandy	2007	Oldendorff GMBH & Co.	May 2014	$9,500
Genco Picardy	2005	Pioneer Navigation Ltd.	December 2014	101% of BSI
Genco Provence	2004	Pioneer Navigation Ltd.	May 2014	101% of BSI
Genco Pyrenees	2010	Thoresen Shipping Singapore Pte. Ltd.	June 2014	$9,750
Genco Rhone	2011	Pioneer Navigation Ltd.	November 2015	100% of BSI

Handymax Vessels
Genco Success	1997	Siva Bulk Pte. Ltd.	June 2014	$9,000(10)
Genco Carrier	1998	Wan Bong Chartering Co. Ltd.	June 2014	$10,250(11)
Genco Prosperity	1997	ED & F MAN Shipping Ltd.	June 2014	$9,000

Genco Wisdom	1997	ED & F MAN Shipping Ltd.	December 2014	90% of BSI(12)
Genco Marine	1996	Asia Maritime Pacific Chartering Ltd.	July 2014	$10,000
Genco Muse	2001	Asia Maritime Pacific Chartering Ltd.	September 2014	$10,750(13)

Handysize Vessels
Genco Sugar	1998	Clipper Logger Pool	November 2014	Spot(14)
Genco Pioneer	1999	Clipper Logger Pool	November 2014	Spot(14)
Genco Progress	1999	Clipper Logger Pool	November 2014	Spot(14)
Genco Explorer	1999	Clipper Logger Pool	November 2014	Spot(14)
Genco Reliance	1999	Lauritzen Bulkers A/S	July 2014	Spot(15)
Genco Charger	2005	Pacific Basin Chartering Ltd.	February 2015	100% of BHSI
Genco Challenger	2003	Pacific Basin Chartering Ltd.	February 2015	100% of BHSI
Genco Champion	2006	Pacific Basin Chartering Ltd.	August 2015	100% of BHSI
Genco Ocean	2010	Pioneer Navigation Ltd.	March 2015	107% of BHSI
Genco Bay	2010	Pacific Basin Chartering Ltd.	December 2014	107% of BHSI
Genco Avra	2011	Pioneer Navigation Ltd.	September 2015	107% BHSI(16)
Genco Mare	2011	Cargill International S.A.	May 2015	115% of BHSI
Genco Spirit	2011	Cargill International S.A.	September 2014	$8,500-$13,500 with 50% profit sharing(17)

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

(3) We have agreed to an extension with Cargill International S.A. on a spot market-related time charter for 11 to 15.5 months based on 104% of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 104%.  The extension began on May 15, 2014.

(4)  We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter for 10.5 to 13.5 months based on 100% of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 100%.  The extension began on May 15, 2014.

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

(7) We have reached an agreement with Swissmarine Services S.A. on a spot market-related time charter for 11 to 13.5 months based on 98% of the BPI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Panamax FFA values at 98%.  The vessel delivered to charterers on March 6, 2014.

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

(9) We have reached an agreement with D’Amico Dry Ltd. on a time charter for two laden legs with a maximum duration of 45 days at a rate of $8,350 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel is expected to deliver to charterers on or about May 25, 2014 after repositioning.  The vessel redelivered to Genco from the previous charterer on May 2, 2014.

(10) We have reached an agreement with Siva Bulk Pte. Ltd. on a time charter for approximately 25 days at a rate of $9,000 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on May 14, 2014.

(11) We have reached an agreement with Wan Bong Chartering Co. Ltd. on a time charter for 2.5 to 5.5 months at a rate of $10,250 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on March 1, 2014.

(12) We have agreed to an extension with ED & F MAN Shipping Ltd. on a spot market-related time charter based on 90% of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports.  The minimum and maximum expiration of the time charter is December 17, 2014 and March 17, 2015.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 90%.  The extension began on April 20, 2014.

(13) We have reached an agreement with Asia Maritime Pacific Chartering Ltd. on a time charter for 4.5 to 7.5 months at a rate of $10,750 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on April 28, 2014.

(14) We have reached an agreement to enter these vessels into the Clipper Logger Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager.  We can withdraw the vessels with a minimum notice of six months.

(15) This vessel is currently in the LB/IVS Pool whereby Lauritzen Bulkers A/S acts as the pool manager.

(16) We have reached an agreement with Pioneer Navigation Ltd. on a spot market-related time charter based on 107% of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports.  The minimum and maximum expiration dates of the spot market-related time charter are September 1, 2015 and December 1, 2015, respectively. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Handysize FFA values at 107%.  The vessel delivered to charterers on March 27, 2014.

(17) The rate for the spot market-related time charter is linked with a floor of $8,500 and a ceiling of $13,500 daily with a 50% profit sharing arrangement to apply to any amount above the ceiling. The rate is based on 115% of the average of the daily rates of the BHSI, as reflected in daily reports. Hire is paid every 15 days in advance net of a 5.00% third-party brokerage commission.  This vessel was acquired with an existing time charter with a below-market rate. For the below-market time charter, Genco allocates the purchase price between the vessel and an intangible liability for the value assigned to the below-market charter-hire. This intangible liability is amortized as an increase to voyage revenues over the minimum remaining terms of the applicable charter, at which point the liability will be amortized to zero and the vessel will begin earning the ‘‘Cash Daily Rate.’’ For cash flow purposes, Genco will continue to receive the rate presented in the ‘‘Cash Daily Rate’’ column until the charter expires.  Specifically, for the Genco Spirit, the daily amount of amortization associated with the below-market rate is approximately $200 per day over the actual cash rate earned.

Baltic Trading Limited

Vessel	Year Built	Charterer	Charter Expiration(1)	Cash Daily Rate	Expected Delivery(2)

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	February 2015	101.5% of BCI (3)
Baltic Wolf	2010	Cargill International S.A.	July 2014	100% of BCI (4)
Baltic Tiger	2011	Swissmarine Services S.A	October 2014	102.75% of BCI (5)
Baltic Lion	2012	Cargill International S.A.	November 2014	102.75% of BCI (6)

Ultramax Vessels
Baltic Hornet	2014	TBD	TBD	TBD	Q3 2014
Baltic Wasp	2014	TBD	TBD	TBD	Q4 2014
Baltic Scorpion	2015	TBD	TBD	TBD	Q2 2015

Baltic Mantis	2015	TBD	TBD	TBD	Q3 2015

Supramax Vessels
Baltic Leopard	2009	Daiichi Chuo Kisen Kaisha	May 2014	$9,700 (7)
Baltic Panther	2009	Bulkhandling Handymax A/S	August 2014	Spot Pool (8)
Baltic Jaguar	2009	Resource Marine Pte. Ltd. (part of the Macquarie group of companies)	May 2014	95% of BSI (9)
Baltic Cougar	2009	Bulkhandling Handymax A/S	August 2014	Spot Pool (8)

Handysize Vessels
Baltic Wind	2009	Agriculture & Energy Carriers Ltd.	June 2014	$10,550 (10)
Baltic Cove	2010	Trammo Bulk Carriers	January 2015	106% of BHSI (11)
Baltic Breeze	2010	Cargill International S.A.	July 2014	115% of BHSI (12)
Baltic Fox	2010	Clipper Logger Pool	September 2015	Spot Pool (13)
Baltic Hare	2009	Clipper Logger Pool	September 2015	Spot Pool (13)

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

(7)         The vessel redelivered to Baltic Trading on May 7, 2014 and is currently in drydocking for scheduled repairs.  The vessel was previously fixed with Daiichi Chuo Kisen Kaisha on a time charter at a rate of $9,700 per day which began on March 14, 2014.

(8)         We have reached an agreement to enter these vessels into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. Baltic Trading can withdraw a vessel with three months’ notice.

(9)         We have reached an agreement with Resource Marine Pte. Ltd. on a spot market-related time charter for a minimum of 20.5 months to a maximum end date of July 11, 2014 based on 95% of the average of the daily rates of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.

(10)  We have reached an agreement with Agriculture & Energy Carriers Ltd. on a time charter for 2 to 4.5 months at a rate of $10,550 per day.  Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.  The vessel delivered to charterers on March 19, 2014.

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

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

VOYAGE REVENUES-

For the three months ended March 31, 2014, voyage revenues increased 59.2% to $63.2 million as compared to $39.7 million for the three months ended March 31, 2013.  The increase in voyage revenues was primarily due to higher charter rates achieved by the majority of our vessels.  Included in the increase in voyage revenues was an increase in revenues earned by Baltic Trading’s vessels of $7.1 million due to higher charter rates achieved by its vessels as well as the increase in the size of its fleet.

The average Time Charter Equivalent (“TCE”) rate of our fleet increased 54.4% to $10,753 a day for the three months ended March 31, 2014 from $6,963 a day for the three months ended March 31, 2013.  The increase in TCE rates resulted from higher charter rates achieved during the first quarter of 2014 as compared to the same period last year as well as the operation of the two additional Capesize vessels delivered to Baltic Trading during the fourth quarter of 2013, namely the Baltic Lion and Baltic Tiger.  During the first quarter of 2014, additional iron ore capacity coupled with a mild wet season in Australia led to a 19% increase in Chinese iron ore imports. However, the impact of incremental Australian iron ore was partially offset by the seasonal drop in Brazilian iron ore cargoes, Indonesia’s mineral ore ban and the delayed onset of South American grain season. Furthermore, the continued delivery of newbuilding tonnage and the tightening of credit availability for Chinese commodity importers all contributed to negatively influence freight rates during the quarter.

For the three months ended March 31, 2014 and 2013, we had 5,940.0 and 5,580.0 ownership days, respectively.  The increase in ownership days is a result of the delivery of four Baltic Trading vessels during the second half of 2013.  Fleet utilization was stable at 99.4% and 99.3% during the three months ended March 31, 2014 and 2013, respectively.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day.  During the three months ended March 31, 2014 and 2013, total service revenue was $0.8 million during both periods.

VOYAGE EXPENSES-

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses such as commissions which are typically borne by us. Voyage expenses include port and canal charges, fuel (bunker) expenses and brokerage commissions payable to unaffiliated third parties. Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the vessel owner. At the inception of a time charter, we record the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses and the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Voyage expenses increased by $0.7 million from $1.3 million during the three months ended March 31, 2013 as compared to $2.0 million during the three months ended March 31, 2014.  The increase was primarily due to an increase in bunker consumption during the first quarter of 2014 due to additional scheduled offhire days recorded during the first quarter of 2014 as well as a decrease in net bunker gains recorded during the first quarter of 2014 due to the timing of vessels beginning and ending time charter agreements.  Additionally, there was an increase in broker commissions as a result of the increase in voyage revenue earned during the first quarter of 2014 as compared to the first quarter of 2013.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $4.1 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.  This increase was primarily due to the operation of a larger fleet as a result of the delivery of four Baltic Trading vessels during the second half of 2013, as well as higher maintenance related expenses incurred during drydocking and higher crew expenses for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Daily vessel operating expenses increased to $5,256 per vessel per day for the three months ended March 31, 2014 from $4,860 per day for the three months ended March 31, 2013.  The increase in daily vessel operating expenses was due to higher maintenance related expenses incurred during drydocking and higher crew costs.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended March 31, 2014 were $34 below the weighted-average budgeted rate of $5,290 per vessel per day.

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

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the three months ended March 31, 2014 and 2013, general, administrative and management fees were $15.4 million and $8.2 million, respectively.  The increase was primarily due to expenses related to our Chapter 11 Cases incurred during the three months ended March 31, 2014.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees increased marginally due to the delivery of four Baltic Trading vessels during the second half of 2014.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $7.2 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to the operation of a larger fleet, including the four Baltic Trading vessels delivered during the second half of 2013, as well as an increase in the amortization of deferred drydocking costs.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended March 31, 2014 and 2013, net interest expense was $21.0 million and $21.3 million, respectively.  Net interest expense during the three months ended March 31, 2014 and 2013 consisted of interest expense under our 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility, and Baltic Trading’s $150 million senior secured revolving credit facility (the “2010 Baltic Trading Credit Facility”), as well as interest expense related to our 5.0% Convertible Senior Notes (the “2010 Notes”).  Additionally, interest income, unused commitment fees associated with the aforementioned credit facilities as well as the amortization of deferred financing costs related to the aforementioned credit facilities are included in net interest expense during the three months ended March 31, 2014 and 2013.  Net interest expense during the three months ended March 31, 2014 also includes interest expense under the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility which were entered into on August 30, 2013 and December 3, 2013, respectively.

The decrease in net interest expense for the first quarter of 2014 as compared to the first quarter of 2013 was primarily due to a decrease in interest expense associated with the interest rate swap agreements as three interest rate swap agreements expired during the three months ended March 31, 2014.  Refer to Note 11 — Interest Rate Swap Agreements in our condensed consolidated financial statements.  This decrease was partially offset by the interest expense recorded during the first quarter of 2014 associated with the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility, which were entered into by Baltic Trading effective August 30, 2013 and December 3, 2013, respectively.  Refer to Note 9 — Debt in our condensed consolidated financial statements and the 2013 10-K for more information regarding the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility.

INCOME TAX EXPENSE-

For the three months ended March 31, 2014, income tax expense was $0.4 million as compared to $0.2 million during the three months ended March 31, 2013.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our condensed consolidated financial statements for further information.  The increase in income tax expense during the three months ended March 31, 2014 as compared to the same period during the prior year is primarily due to higher commercial service revenue due to Genco (USA) from Baltic Trading pursuant to the Management Agreement as a result of higher charter rates achieved by Baltic Trading’s fleet as well as an increase in commercial service revenue and technical management fees earned for the four vessels delivered to Baltic Trading during the second half of 2013.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the three months ended March 31, 2014 and 2013, net loss attributable to noncontrolling interest was $3.1 million and $3.8 million, respectively.  These amounts represent the net loss attributable to the noncontrolling interest of Baltic Trading.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the commencement of the Chapter 11 Cases, our principal sources of funds had been operating cash flows, equity financings, issuance of long-term debt securities, and long-term bank borrowings. Our principal use of funds had been capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and repayments on outstanding loan facilities. Historically, we had also used funds to pay dividends and to repurchase our common stock from time to time. We have not declared or paid any dividends since the third quarter of 2008 and currently do not plan to resume the payment of dividends. Moreover, pursuant to restrictions under our debt instruments, we are prohibited from paying dividends. Future dividends, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, results of operations, required capital expenditures or reserves, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. See below for descriptions of our historical dividends.

Our historical practice had been to acquire vessels or newbuilding contracts using a combination of issuances of equity securities, bank debt secured by mortgages on our vessels and shares of the common stock of our shipowning subsidiaries, and long-term debt securities.

Our current liquidity needs arise primarily from drydocking for our vessels, and working capital requirements as may be needed to support our business and payments required under our indebtedness. We expect that our primary sources of liquidity during the pendency of the Chapter 11 Cases will be cash flow from operations, cash on hand and any funds made available to us in our restructuring under the Cash Collateral Order. We expect that after the effective date of any plan of reorganization, our liquidity needs will continue to arise primarily from capital expenditures for our vessels, working capital requirements as may be needed to support our business and payments required under our indebtedness. We expect that our primary sources of liquidity after such effective date will be cash flow from operations, cash on hand and funds available under any exit financing.

As of March 31, 2014, we had approximately $63.2 million of cash and cash equivalents on hand (including restricted cash), excluding cash held by Baltic Trading and its subsidiaries. Notwithstanding the impact of the Chapter 11 Cases on our liquidity, including the stay of payments on our obligations, our current and future liquidity will greatly depend upon our operating results. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, including our ongoing reorganization activities, the economic or business environment in which we operate, weakness in shipping industry conditions, the financial condition of our customers, vendors and service providers, our ability to comply with the financial and other covenants of any post-restructuring indebtedness, our ability to reorganize our capital structure under bankruptcy court supervision in the Chapter 11 Case, and other factors. Furthermore, as a result of the challenging market conditions we continue to face, we anticipate continued net cash used in operating activities after reorganization and capital expenditures. Additionally, the Chapter 11 Case and related matters could negatively impact our financial condition.

We believe that amounts available to us under the Cash Collateral Order plus cash generated from operations will be sufficient to fund anticipated cash requirements in the short term for minimum operating and capital expenditures and for working capital purposes. However, there can be no assurance that cash on hand and other available funds will be sufficient to meet our restructuring or ongoing cash needs. For example, any further decline in charter rates would negatively impact our anticipated revenues, results of operations and cash flows. If we cannot meet our liquidity needs using cash on hand and cash from operations, or if the bankruptcy court or stakeholders in the Chapter 11 Case do not approve the Plan as contemplated by the Restructuring Support Agreement, we may have to take other actions such as vessel sales, the sale of all or a portion of our business, pursuing additional external liquidity generating events, seeking additional financing to the extent available or reducing or delaying capital expenditures. We could also be forced to consider other alternatives to maximize potential recovery for our various creditor constituencies, including a possible sale of the Company or certain of our material assets pursuant to Section 363 of the Bankruptcy Code.

Pursuant to the current terms of the 2007 Credit Facility, the existing collateral maintenance financial covenant is waived until we can represent that we are in compliance with all of our financial covenants. This covenant required us to maintain pledged vessels with a value equal to at least 130% of our current borrowings. Under the collateral maintenance covenants of our $253 Million Term Loan Facility, our $100 Million Term Loan Facility, the 2010 Baltic Trading Credit Facility, the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility, the aggregate valuations of our vessels pledged under each facility must at least be a certain percentage of loans outstanding (or, in the case of the 2010 Baltic Trading Credit Facility, the total amount we may borrow), which percentages currently are 135%, 130%, 140%, 130% and 125%, respectively. Under our 2007 Credit Facility, the amount payable upon early termination of any interest rate swaps under the facility is added to outstanding loans for purposes of this covenant. If our valuations fall below the applicable percentage, we must provide additional acceptable collateral, repay a portion of our borrowings, or (in the case of the 2010 Baltic Trading Credit Facility) permanently reduce the amount we may borrow under the facility to the extent required to restore our compliance with the applicable covenant.

On May 28, 2013, Baltic Trading closed on an equity offering of 6,419,217 shares of Baltic Trading common stock at an offering price of $3.60 per share. Baltic Trading received net proceeds of $21.6 million after deducting underwriters’ fees and expenses. On September 25, 2013, Baltic Trading closed on an equity offering of 13,800,000 shares of Baltic Trading common stock at an offering price of $4.60 per share. Baltic Trading received net proceeds of $59.5 million after deducting underwriters’ fees and expenses. On November 18, 2013, we closed an equity offering of 12,650,000 shares of common stock at an offering price of $4.60 per share. We received net proceeds of $55.1 million after deducting underwriters’ fees and expenses. Our wholly-owned subsidiary Genco Investments LLC was issued 128,383, 276,000 and 253,000 shares of Baltic Trading’s Class B Stock on May 28, 2013, September 25, 2013 and November 18, 2013, respectively, which represented 2% of the number of common shares issued pursuant to the Subscription Agreement between Genco Investments LLC and Baltic Trading. As of March 31, 2014, Genco Investments LLC owns 6,356,471 shares of Baltic Trading’s Class B Stock, which represents an 11.05% ownership interest in Baltic Trading and 65.08% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.

On April 16, 2010, Baltic Trading entered into the 2010 Baltic Trading Credit Facility with Nordea Bank Finland plc, acting through its New York branch. The 2010 Baltic Trading Credit Facility was subsequently amended effective November 30, 2010 which increased the borrowing capacity from $100 million to $150 million. The amended 2010 Baltic Trading Credit Facility matures on November 30, 2016. There was an additional amendment entered into effective August 29, 2013 which reduced the borrowing capacity to $110 million and allowed Baltic Trading to incur additional indebtedness under new credit facilities. Refer to Note 9 — Debt of our condensed consolidated financial statements for a description of this amendment. To remain in compliance with a net worth covenant in the 2010 Baltic Trading Credit Facility, Baltic Trading would need to maintain a net worth of $300.9 million after the payment of any dividends.

On July 2, 2013, Baltic Trading entered into agreements to purchase two Handysize drybulk vessels from subsidiaries of Clipper Group for an aggregate purchase price of $41.0 million. The Baltic Hare, a 2009-built Handysize vessel, was delivered on September 5, 2013 and the Baltic Fox, a 2010-built Handysize vessel, was delivered on September 6, 2013. Baltic Trading funded a portion of the purchase price of the vessels using proceeds from its registered follow-on common stock offering completed on May 28, 2013. For the remainder of the purchase price, Baltic Trading drew down $22.0 million on the Baltic Trading $22 Million Term Loan Facility on September 4, 2013. The Baltic Trading $22 Million Term Loan Facility is to be repaid in 23 quarterly repayment installments of approximately $0.4 million each, the first of which is payable three months after the last drawdown date, or December 4, 2013, and a balloon payment of approximately $13.4 million payable on September 4, 2019. Interest on borrowings is payable at the three-month LIBOR rate plus a margin of 3.35%. Refer to Note 9 — Debt in our condensed consolidated financial statements for further information regarding this credit facility.

On October 31, 2013, Baltic Trading entered into agreements to purchase two Capesize drybulk vessels from affiliates of SK Shipping Co. Ltd. for an aggregate purchase price of $103.0 million. The Baltic Lion, a 2012-built Capesize vessel, was delivered on December 27, 2013 and the Baltic Tiger, a 2011-built Capesize vessel, was delivered on November 26, 2013. Baltic Trading funded a portion of the purchase price of the vessels using proceeds from its registered follow-on common stock offering completed on September 25, 2013. For the remainder of the purchase price, Baltic Trading drew down $44.0 million on the Baltic Trading $44 Million Term Loan Facility on December 23, 2013. The Baltic Trading $44 Million Term Loan Facility is to be repaid in 23 quarterly repayment installments of approximately $0.7 million each, the first of which is payable three months after the last drawdown date, or March 24, 2014, and a balloon payment of approximately $28.2 million payable on December 23, 2019. Interest on borrowings is payable at the three-month LIBOR rate plus a margin of 3.35%. Refer to Note 9 — Debt in our condensed consolidated financial statements for further information regarding this credit facility.

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

Dividend Policy

Historically, our dividend policy, which commenced in November 2005, has been to declare quarterly distributions to shareholders by each February, May, August and November, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our Board of Directors determines we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  In the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.  Under the current terms of the 2007 Credit Facility, we are required to suspend the payment of cash dividends until we can represent that we are in a position to satisfy the collateral maintenance covenant.  Refer to the 2013 10-K for further information regarding the current terms of the 2007 Credit Facility.  As such, a dividend has not been declared during 2009, 2010, 2011, 2012, 2013 or the three months ended March 31, 2014.

As a result of the 2009 Amendment to the 2007 Credit Facility, we have suspended the payment of cash dividends effective for the fourth quarter of 2008, and payment of cash dividends will remain suspended until we can meet the collateral maintenance covenant contained in the 2007 Credit Facility.  In addition, under the terms of the August 2012 Agreements, we were prohibited from paying dividends through December 31, 2013, and we are currently in default under the terms of the 2007 Credit Facility as we did not pay the debt amortization payment of $48.2 million that was due on March 31, 2014.

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

Cash Flow

Net cash used in operating activities for the three months ended March 31, 2014 and 2013 was $2.6 million and $17.4 million, respectively. The decrease in cash used by operating activities was primarily due to a net loss of $42.2 million for the three months ended March 31, 2014 compared to a net loss of $52.0 million for the three months ended March 31, 2013, which resulted from the expansion of our fleet as well higher charter rates achieved in the first quarter of 2014 versus the same period in 2013 by the majority of the vessels in our fleet.  As a result of the increase in the size of our fleet, depreciation increased by $1.8 million for the three months ended March 31, 2014 compared to the prior year period.  Additionally, there was an $8.5 million increase in accounts payable and accrued expenses related to the timing of drydocking related expenses and the timing of interest payments incurred during the first quarter of 2014 partially offset by a $5.1 million increase in prepaid expenses and other current assets, as well as a $4.4 million increase in deferred drydocking costs incurred during the first quarter of 2014 as a total of ten vessels completed drydockings during the first quarter of 2014, including three of Baltic Trading’s vessels.  Lastly, there was a decrease of receivables totaling $3.2 million due to the timing of payments received from charterers.

Net cash used in investing activities for the three months ended March 31, 2014 and 2013 was $17.9 million and $13,000, respectively.  Net cash used in investing activities for the three months ended March 31, 2014 consisted primarily of $17.6 million of vessel asset purchases, including deposits. This consisted primarily of deposits made by Baltic Trading for its four newbuilding Ultramax vessels that it has agreed to acquire.  Additionally, during the three months ended March 31, 2014, there were $0.2 million purchases of fixed assets as well as additional deposits of restricted cash of $0.1 million. For the three months ended March 31, 2013, cash used in investing activities consisted of the purchase of fixed assets in the amount of $13,000.

Net cash used in financing activities was $9.8 million during the three months ended March 31, 2014 as compared to $0.2 million during the three months ended March 31, 2013.  The increase in net cash used in financing activities was primarily a result of a $5.1 million repayment of debt under the $253 Million Term Loan Facility, a $1.9 million repayment of debt under the $100 Million Term Loan Facility, a $0.7 million repayment of debt under the Baltic Trading $44 Million Term Loan Facility, a $0.4 million repayment of debt under the Baltic Trading $22 Million Term Loan Facility, $0.1 million for payment of common stock issuance costs by Baltic Trading and $0.1 million for payments of deferred financing costs.  Cash dividends paid by our subsidiary, Baltic Trading, to its outside shareholders were $1.5 million during the three months ended March 31, 2014 as compared to $0.2 million during the three months ended March 31, 2013.

Credit Facilities

Refer to the 2013 10-K for a summary and description of our outstanding credit facilities, including the underlying financial and non-financial covenants.  On August 29, 2013, Baltic Trading entered into an amendment to the 2010 Baltic Trading Credit Facility. Additionally, on August 30, 2013, wholly-owned subsidiaries of Baltic Trading entered into the Baltic Trading $22 Million Term Loan Facility to fund a portion of the purchase of the Baltic Fox and Baltic Hare. Lastly, on December 3, 2013, wholly-owned subsidiaries of Baltic Trading entered into the Baltic Trading $44 Million Term Loan Facility to fund or refund a portion of the purchase of the Baltic Tiger and Baltic Lion.  Refer to Note 9 —Debt in our condensed consolidated financial statements for further information regarding the terms and fees associated with these agreements.

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

The Relief Agreements provided that the agent and consenting lenders would waive or forbear through 11:59 p.m. on April 1, 2014 to exercise their rights and remedies with respect to the foregoing potential or actual events of default, subject to earlier termination if a subsequent event of default occurs under our credit agreements other than those described above or if we breach the terms of the Relief Agreements. Under new agreements we entered into with the other parties to the Relief Agreements on April 1, 2014, the foregoing deadline was extended to 11:59 p.m. on April 21, 2014, on which date we filed the Chapter 11 Cases.

Beginning as of March 31, 2013, we believed that it would be probable that we would not be in compliance with certain covenants at measurement dates within the next twelve months under our 2007 Credit Facility, $100 Million Term Loan Facility and the $253 Million Term Loan Facility. As noted above, events of default occurred under these facilities on March 31, 2014. As such, the debt outstanding under these three facilities has been classified as a current liability beginning March 31, 2013 and remained classified as a current liability as of March 31, 2014. The total debt outstanding under these facilities as of March 31, 2014 was $1,305.2 million.

As of March 31, 2014, we believe we were in compliance with all of the financial covenants under the 2010 Baltic Trading Credit Facility, as amended; the Baltic Trading $22 Million Term Loan Facility; and the Baltic Trading $44 Million Term Loan Facility.

Convertible Notes Payable

Refer to Note 10 — Convertible Senior Notes of our condensed consolidated financial statements for a summary of the convertible notes payable.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At March 31, 2014 and December 31, 2013, we had one and four interest rate swap agreements with DnB NOR Bank, respectively, to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $106.2 million and $306.2 million, respectively, and the swaps have specified rates and durations.  Notwithstanding the forbearances under the Relief Agreements, the fact that we did not make the scheduled amortization payment under our 2007 Credit Facility on March 31, 2014 constituted an event of default under our currently outstanding interest rate swap.

Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed consolidated financial statements, which summarizes the interest rate swaps in place as of March 31, 2014 and December 31, 2013.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charterers and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of March 31, 2014 and December 31, 2013.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of March 31, 2014.  The table incorporates the employment agreement entered into in September 2007 with our Chief Financial Officer, John Wobensmith.  The table reflects Baltic Trading’s agreements to acquire four newbuilding Ultramax drybulk vessels from Yangfan Group Co., Ltd. for an aggregate purchase price of $112.0 million.  Baltic Trading plans to finance these vessel acquisitions with a combination of cash on hand, future cash flow from operations, as well as commercial bank debts as discussed above under “Liquidity and Capital Resources.”  The interest and borrowing fees and credit agreement payments below reflect the 2010 Baltic Trading Credit Facility, the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility.  The following table also incorporates the future lease payments associated with the lease for our current space and excludes the lease from our former space as we have filed a motion to reject the lease for our former space in the bankruptcy proceedings.  The counterparties to the rejected lease have not yet filed a proof of claim with respect to any claim for damages arising from rejection of such lease and therefore no amounts have been included in the table for the rejected lease.  Refer to Note 19 — Commitments and Contingencies in our condensed consolidated financial statements for further information regarding the terms of our two lease agreements.

	Total	Less than One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Credit Agreements and 2010 Notes (2)	$166,813	$3,188	$110,750	$8,500	$44,375
Interest and borrowing fees (2)	19,920	4,323	10,604	3,605	1,388
Remainder of purchase price of vessels (3)	95,200	53,200	42,000	—	—
Executive employment agreement	245	245	—	—	—
Office leases	20,431	736	2,113	1,992	15,590
Totals	$302,609	$61,692	$165,467	$14,097	$61,353

(1)         Represents the nine-month period ending December 31, 2014.

(2)         Does not include principal payments, interest, borrowing fees, or other amounts payable under the 2007 Credit Facility, under which there is approximately $1,055.9 million of principal outstanding as of March 31, 2014; the $100 Million Term Loan Facility, under which there is approximately $73.6 million of principal outstanding as of March 31, 2014, the $253 Million Term Loan Facility, under which there is approximately $175.7 million of principal outstanding as of March 31, 2014; the 2010 Notes, under which there is $125 million of principal outstanding as of March 31, 2014 which is due upon the maturity of the 2010 Notes on August 15, 2015; or the outstanding interest rate swap with DnB NOR Bank, relating to a liability position of approximately $5.7 million as of March 31, 2014.  The Company’s payment obligations with respect to the foregoing are subject to the automatic stay in the Chapter 11 Cases.  Pursuant to the Prepack Plan, it is contemplated that the 2007 Credit Facility will be converted into equity of the reorganized Company and that the $253 Million Facility and the $100 Million Facility will be amended to provide for extended maturity dates through August 2019 and other modifications.  In addition, it is contemplated under the Prepack Plan that claims in respect of the 2010 Notes will be converted into equity of the reorganized Company and that the outstanding interest rate swap will be paid in full in cash.  As the Prepack Plan is subject to confirmation in the Chapter 11 Cases, the Company currently cannot determine the timing and amounts of its payment obligations with respect to the foregoing.  Refer to Note 9 — Debt in our condensed consolidated financial statements for further information.

(3)         The timing of this obligation is based on the estimated delivery dates for the Baltic Hornet, Baltic Wasp, Baltic Scorpion and Baltic Mantis.

Interest expense has been estimated using 0.1875% plus the applicable bank margin of 3.00% for the 2010 Baltic Trading Credit Facility.  For the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility, interest expense has been estimated using 0.25% plus the applicable margin of 3.35%.

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

The Company has initiated a fuel efficiency upgrade program for certain of its vessels.  We believe this program will generate considerable fuel savings going forward and increase the future earnings potential for these vessels. The cost of the upgrades, which will be performed under the planned drydocking schedules, is expected to be approximately $0.3 million per vessel and is included in GS&T and Baltic Trading’s estimated drydocking costs below. We expect these upgrades to be installed on two of GS&T’s vessels and two of Baltic Trading’s vessels during the remainder of 2014.  The upgrades have been successfully installed on three of Baltic Trading’s vessels, the Baltic Cougar, the Baltic Panther and the Baltic Wind, which completed their planned drydockings during the first quarter of 2014.

Genco Shipping & Trading Limited

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet. We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, and scheduled off-hire days for our fleet, excluding Baltic Trading’s vessels, through 2015 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2014 (April 1- December 31, 2014)	$9.5	240
2015	$11.7	320

The costs reflected are estimates based on drydocking our vessels in China. Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.  These costs do not include drydock expense items that are reflected in vessel operating expenses.

We estimate that each drydock will result in 20 days of off-hire.  Actual length will vary based on the condition of the vessel, yard schedules and other factors.

During the three months ended March 31, 2014 and 2013, we incurred a total of $4.0 million and $1.3 million of drydocking costs, respectively.

Seven of our vessels completed their drydockings during the first quarter of 2014, including the Genco Acheron and Genco Loire, which entered the drydocking yard during the fourth quarter of 2013.  We estimate that twelve of our vessels will be drydocked during the remainder of 2014 and an additional 16 of our vessels will be drydocked during 2015.

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

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2014 (April 1- December 31, 2014)	$2.7	60
2015	$3.6	100

The costs reflected are estimates based on drydocking our vessels in China. Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.  These costs do not include drydock expense items that are reflected in vessel operating expenses.

We estimate that each drydock will result in 20 days of off-hire.  Actual length will vary based on the condition of the vessel, yard schedules and other factors.

Baltic Trading incurred drydocking costs of $1.7 million and $0 during the three months ended March 31, 2014 and 2013.

Three of Baltic Trading’s vessels were drydocked during the first quarter of 2014.  We estimated that three of Baltic Trading’s vessel will be drydocked during the remainder of 2014 and five of Baltic Trading’s vessels will be drydocked during 2015.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes or updates to the critical accounting policies as disclosed in the 2013 10-K.

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

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2013 10-K.  Excluding the three Bourbon vessels we resold immediately upon delivery to MEP at our cost, we have sold three of our vessels since our inception and realized a profit in each instance.  However, we did determine to cancel an acquisition of six drybulk newbuildings in November 2008, incurring a $53.8 million loss from the forfeiture of our deposit and related interest.

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $100 Million Term Loan Facility and our $253 Million Term Loan Facility, as well as the 2010 Baltic Trading Credit Facility, the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility, at March 31, 2014, and the collateral maintenance covenant under our 2007 Credit Facility was waived in 2009, as discussed in Note 9 —Debt in our condensed consolidated financial statements.  In the chart below, we list each of our vessels that represent the collateral for the aforementioned credit facilities, the year it was built, the year we acquired it, and its carrying value at March 31, 2014 and December 31, 2013.

At March 31, 2014, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date, with the exception of the Baltic Fox, Baltic Hare, Baltic Lion and Baltic Tiger, were lower than their carrying values at March 31, 2014.  At December 31, 2013, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date, with the exception of the Baltic Fox, Baltic Hare and Baltic Lion, were lower than their carrying values at December 31, 2013.  For the Genco Ocean, Genco Bay, Genco Avra, Genco Mare and Genco Spirit, the last compliance testing date prior to March 31, 2014 and December 31, 2013 was February 17, 2014 and August 17, 2013, respectively, in accordance with the terms of the $100 Million Term Loan Facility; for all other vessels, the compliance testing date was December 31, 2013, in accordance with the terms of the applicable credit facility.

The amount by which the carrying value at March 31, 2014 of all of the vessels in our fleet, with the exception of the Baltic Fox, Baltic Hare, Baltic Lion and Baltic Tiger, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $2.7 million to $63.0 million per vessel, and $1,130.0 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2013 of all of the vessels in our fleet, with the exception of the Baltic Fox, Baltic Hare and Baltic Lion, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.3 million to $64.3 million per vessel, and $1,171.3 million on an aggregate fleet basis.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $18.2 million at March 31, 2014 and $18.6 million as of December 31, 2013.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels.

			Carrying Value (U.S. dollars in thousands) as of
Vessels	Year Built	Year Acquired	March 31, 2014	December 31, 2013
2007 Credit Facility
Genco Reliance	1999	2004	$13,844	$14,135
Genco Vigour	1999	2004	19,028	19,393
Genco Explorer	1999	2004	13,762	13,981
Genco Carrier	1998	2004	13,750	14,087
Genco Sugar	1998	2004	12,719	13,016
Genco Pioneer	1999	2005	13,546	13,849
Genco Progress	1999	2005	13,721	14,035
Genco Wisdom	1997	2005	12,906	13,238
Genco Success	1997	2005	12,801	13,139
Genco Beauty	1999	2005	19,123	19,514
Genco Knight	1999	2005	18,807	19,205
Genco Leader	1999	2005	18,783	19,183
Genco Marine	1996	2005	12,186	12,382
Genco Prosperity	1997	2005	12,979	13,318
Genco Muse	2001	2005	19,027	19,371
Genco Acheron	1999	2006	18,628	18,981
Genco Surprise	1998	2006	17,577	17,974
Genco Augustus	2007	2007	96,735	98,002
Genco Tiberius	2007	2007	96,928	98,193
Genco London	2007	2007	98,464	99,694
Genco Titus	2007	2007	98,970	100,199
Genco Challenger	2003	2007	29,672	30,169
Genco Charger	2005	2007	33,057	33,537
Genco Warrior	2005	2007	48,252	48,971
Genco Predator	2005	2007	49,573	50,309
Genco Hunter	2007	2007	53,959	54,614
Genco Champion	2006	2008	34,594	35,080
Genco Constantine	2008	2008	103,841	105,126
Genco Raptor	2007	2008	70,629	71,552
Genco Cavalier	2007	2008	57,765	58,506
Genco Thunder	2007	2008	70,873	71,782
Genco Hadrian	2008	2008	102,302	103,504
Genco Commodus	2009	2009	104,776	105,973
Genco Maximus	2009	2009	104,802	105,990
Genco Claudius	2010	2009	106,498	107,688
TOTAL			$1,624,877	$1,647,690

$100 Million Term Loan Facility
Genco Bay	2010	2010	29,715	30,024
Genco Ocean	2010	2010	29,795	30,100
Genco Avra	2011	2011	30,889	31,194
Genco Mare	2011	2011	30,805	31,107
Genco Spirit	2011	2011	31,428	31,732
TOTAL			$152,632	$154,157

$253 Million Term Loan Facility
Genco Aquitaine	2009	2010	31,310	31,601
Genco Ardennes	2009	2010	31,454	31,752
Genco Auvergne	2009	2010	31,419	31,745
Genco Bourgogne	2010	2010	31,409	31,734
Genco Brittany	2010	2010	31,476	31,799

Genco Languedoc	2010	2010	31,640	31,966
Genco Loire	2009	2010	28,575	28,870
Genco Lorraine	2009	2010	28,271	28,565
Genco Normandy	2007	2010	26,007	26,311
Genco Picardy	2005	2010	25,349	25,705
Genco Provence	2004	2010	24,936	25,299
Genco Pyrenees	2010	2010	31,425	31,742
Genco Rhone	2011	2011	33,021	33,347
TOTAL			$386,292	$390,436

2010 Baltic Trading Credit Facility
Baltic Leopard	2009	2009	30,166	30,312
Baltic Panther	2009	2010	30,283	30,389
Baltic Cougar	2009	2010	30,426	30,540
Baltic Jaguar	2009	2010	30,315	30,459
Baltic Bear	2010	2010	63,089	63,754
Baltic Wolf	2010	2010	62,982	63,561
Baltic Wind	2009	2010	28,952	29,081
Baltic Cove	2010	2010	29,136	29,437
Baltic Breeze	2010	2010	29,701	30,002
TOTAL			$335,050	$337,535

Baltic Trading $22 Million Term Loan Facility
Baltic Fox	2010	2013	20,768	21,017
Baltic Hare	2009	2013	19,734	19,955
TOTAL			$40,502	$40,972

Baltic Trading $44 Million Term Loan Facility
Baltic Lion	2009	2013	52,185	52,589
Baltic Tiger	2010	2013	50,054	50,416
TOTAL			$102,239	$103,005

Consolidated Total			$2,641,592	$2,673,795

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  We held one and four interest rate swap agreements with DnB NOR Bank at March 31, 2014 and December 31, 2013, respectively, to manage future interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $106.2 million and $306.2 million, respectively, and the swaps have specified rates and durations.  Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed consolidated financial statements which summarizes the interest rate swaps in place as of March 31, 2014 and December 31, 2013.

The swap agreements with effective dates prior to March 31, 2014 synthetically convert variable rate debt to fixed rate debt at the fixed interest rate of the swap plus the applicable margin of 3.00%.

The total liability associated with the swaps at March 31, 2014 is $5.7 million and $7.0 million at December 31, 2013, and are presented as the fair value of derivatives on the balance sheet.  As of March 31, 2014 and December 31, 2013, we have accumulated other comprehensive income (loss) (“AOCI”) of ($5.7) million and ($7.0) million, respectively, related to the effectively hedged portion of the swaps.  Hedge ineffectiveness associated with the interest rate swaps resulted in a minimal amount of other income (expense) during the three months ended March 31, 2013 and there was no hedge ineffectiveness during the three months ended March 31, 2014.

Refer to Note 11 — Interest Rate Swap Agreements for additional information regarding the swap agreement outstanding at March 31, 2014.  As of March 31, 2014, the Company is in default under covenants of its 2007 Credit Facility due to the default on the scheduled debt amortization payment due on March 31, 2014.  The default under the 2007 Credit Facility requires the Company to elect interest periods of only one-month and therefore the Company no longer qualifies for hedge accounting under the original designation and hedge accounting has been terminated effective March 31, 2014.  As such, in accordance with applicable accounting guidance, the Company has classified the liability related to this interest rate swap as a current liability in its consolidated balance sheet as of March 31, 2014. If the swap agreement is at any time settled, the Company will be required to release any remaining AOCI associated with the swap agreement to interest expense.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding. We are subject to a facility fee of 1.0% per annum on the average daily outstanding principal amount of the outstanding loan under the 2007 Credit Facility. Additionally, during the three months ended March 31, 2014 and 2013, we paid LIBOR plus 3.00% on the outstanding debt under the 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility. During the three months ended March 31, 2014, we also paid three-month LIBOR plus 3.35% on the outstanding debt under the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility. A 1% increase in LIBOR would result in an increase of $3.3 million in interest expense for the three months ended March 31, 2014, considering the increase would be only on the unhedged portion of the debt.

Derivative financial instruments

As of March 31, 2014 and December 31, 2013, we held one and four interest rate swap agreements, respectively, with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps is $106.2 million and $306.2 million, respectively, and the swaps have specified rates and durations.  Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed consolidated financial statements which summarizes the interest rate swaps in place as of March 31, 2014 and December 31, 2013.

The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  The interest rate differential pertaining to the interest rate swaps for the three months ended March 31, 2014 and 2013 was $1.4 million and $2.4 million, respectively.  The Company was utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of AOCI.  The ineffective portion was recognized as other (expense) income, which is a component of other (expense) income.  If for any period of time we did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation would be recognized as other (expense) income.

However, as of March 31, 2014, the Company is in default under covenants of its 2007 Credit Facility due to the default on the scheduled debt amortization payment due on March 31, 2014.  The default under the 2007 Credit Facility requires the Company to elect interest periods of only one-month, therefore the Company no longer qualifies for hedge accounting under the original designation and hedge accounting has been terminated effective March 31, 2014.  As such, in accordance with applicable accounting guidance, the Company has classified the liability related to this interest rate swap as a current liability in its consolidated balance sheet as of March 31, 2014. If the swap agreement is at any time settled, the Company will be required to release any remaining AOCI associated with the swap agreement to interest expense.  Refer to Note 11 — Interest Rate Swap Agreements for additional information regarding the swap agreement outstanding at March 31, 2014.

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

Investments

At March 31, 2014, we hold investments in Jinhui with a carrying amount of $63.3 million and investments in KLC with a carrying amount of $0.1 million, both of which are classified as available for sale (“AFS”) under Accounting Standards Codification 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”).  These investments are classified as noncurrent assets based on our intent to hold the investment at each reporting date.  The investments that are classified as AFS are subject to risk of changes in market value, which if determined to be impaired (other than temporarily impaired), could result in realized impairment losses.  We review the carrying value of such investments on a quarterly basis to determine if any valuation adjustments are appropriate under ASC 320-10.  We will continue to evaluate our investment in Jinhui and KLC on a quarterly basis to determine the likelihood of any significant adverse effects on the fair value and amount of any impairment.  For the three months ended March 31, 2014 and 2013, we have not deemed our investments to be impaired.  In the event we determine that the Jinhui or KLC investment are subject to any impairment, the amount of the impairment would be reclassified from AOCI and recorded as a loss in the Condensed Consolidated Statement of Operations for the amount of the impairment.

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

PART II:       OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

We commenced the Chapter 11 Cases to implement our restructuring. Pursuant to the Bankruptcy Code, the filing of a bankruptcy petition automatically stays certain actions against us, including actions to collect pre-petition indebtedness or to exercise control over the property of our bankruptcy estates. The Plan of Reorganization we have filed in the Chapter 11 Case, if confirmed, will provide for the treatment of allowed claims against our bankruptcy estates, including pre-petition liabilities. The treatment of such liabilities under a confirmed chapter 11 plan of reorganization is expected to result in a material adjustment to our financial statements.

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

ITEM 1A.      RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”), which could materially affect our business, financial condition or future results. The Form 10-K included a risk factor with the following heading:

We expect to file a voluntary petition, and our subsidiaries (excluding Baltic Trading and its subsidiaries) may file voluntary petitions, for relief under chapter 11 of the United States Bankruptcy Code to implement our restructuring, which will subject us to risks and uncertainties.

Below is updated information for such risk factor:

Since we filed the Form 10-K, we commenced the Chapter 11 Cases on April 21, 2014 as described in Note 1 — General Information to our financial statements included in this Report.  As previously discussed in the 10-K, the Chapter 11 Cases may affect our relationships with, and our ability to negotiate favorable terms with, creditors, customers, charterers, vendors, employees, and other personnel and counterparties.  Since the commencement of the Chapter 11 Cases, a number of charterers with whom we have done business have declined to enter into new charters while we are in bankruptcy or because we are in bankruptcy or have failed to respond to ordinary course offers to hire our vessels.  The foregoing developments may adversely affect our business, financial condition and results of operations.

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

10.1

Limited Waiver of Default, by and among the Genco Shipping & Trading Limited, the various lenders and other parties named therein, and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee, dated as of February 18, 2014.(7)

10.2	Letter Agreement dated March 26, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(8)

10.3	Letter Agreement dated March 26, 2014 between Baltic Trading Limited and John C. Wobensmith.(8)

10.4

Forbearance Agreement dated as of March 31, 2014 by and among Wilmington Trust, National Association, Genco Shipping & Trading Limited, the other Credit Parties named therein, and the Lenders named therein.*

10.5	Waiver Agreement dated as of March 31, 2014 by and among Deutsche Bank Luxembourg S.A., as Agent, Genco Shipping & Trading Limited, and the Collateral Owners and Guarantors named therein.*

10.6	Waiver Agreement dated as of March 31, 2014 by and among Crédit Agricole Corporate and Investment Bank, as Agent, Genco Shipping & Trading Limited, and the Collateral Owners named therein.*

31.1	Certification of President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2014 and 2013 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).**

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

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange

Commission on April 9, 2007.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2012.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2010.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2014.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2014.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: May 19, 2014	By:	/s/ Robert Gerald Buchanan
Robert Gerald Buchanan
President
(Principal Executive Officer)

DATE: May 19, 2014	By:	/s/ John C. Wobensmith
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

10.1

Limited Waiver of Default, by and among the Genco Shipping & Trading Limited, the various lenders and other parties named therein, and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee, dated as of February 18, 2014.(7)

10.2	Letter Agreement dated March 26, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(8)

10.3	Letter Agreement dated March 26, 2014 between Baltic Trading Limited and John C. Wobensmith.(8)

10.4

Forbearance Agreement dated as of March 31, 2014 by and among Wilmington Trust, National Association, Genco Shipping & Trading Limited, the other Credit Parties named therein, and the Lenders named therein.*

10.5	Waiver Agreement dated as of March 31, 2014 by and among Deutsche Bank Luxembourg S.A., as Agent, Genco Shipping & Trading Limited, and the Collateral Owners and Guarantors named therein.*

10.6	Waiver Agreement dated as of March 31, 2014 by and among Crédit Agricole Corporate and Investment Bank, as Agent, Genco Shipping & Trading Limited, and the Collateral Owners named therein.*

31.1	Certification of President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2014 and 2013 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).**

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

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 6, 2005.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 21, 2005.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2007.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2012.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2010.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2014.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2014.

(Remainder of page left intentionally blank)