Form 10-Q
period 2014-06-30
GENCO SHIPPING & TRADING LTD
filed 2014-08-15
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 15, 2014: Common stock, $0.01 per share — 61,410,362 shares.

Genco Shipping & Trading Limited

ii

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

(Debtor-in-Possession)

Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$57,720	$122,722
Restricted cash	9,975	9,850
Due from charterers, net of a reserve of $639 and $632, respectively	12,000	14,241
Prepaid expenses and other current assets	23,312	19,065
Total current assets	103,007	165,878

Noncurrent assets:
Vessels, net of accumulated depreciation of $799,020 and $730,662, respectively	2,607,784	2,673,795
Deposits on vessels	28,634	1,013
Deferred drydock, net of accumulated amortization of $10,665 and $11,107, respectively	16,775	11,069
Deferred financing costs, net of accumulated amortization of $26,570 and $22,279, respectively	18,002	22,011
Fixed assets, net of accumulated depreciation and amortization of $3,873 and $3,438, respectively	4,052	5,104
Other noncurrent assets	514	514
Restricted cash	300	300
Investments	49,618	77,570
Total noncurrent assets	2,725,679	2,791,376

Total assets	$2,828,686	$2,957,254

Liabilities and Equity
Current liabilities not subject to compromise:
Accounts payable and accrued expenses	$39,527	$27,359
Current portion of long-term debt	4,250	1,316,439
Current interest payable	—	13,199
Convertible senior note payable	—	115,881
Deferred revenue	1,151	1,597
Time charters acquired	17	—
Current portion of lease obligations	—	176
Fair value of derivative instruments	—	6,975
Total current liabilities not subject to compromise:	44,945	1,481,626

Noncurrent liabilities not subject to compromise:
Long-term lease obligations	2,658	3,114
Time charters acquired	—	84
Long-term debt	161,500	163,625
Total noncurrent liabilities not subject to compromise	164,158	166,823

Total liabilities subject to compromise	1,443,575	—

Total liabilities	1,652,678	1,648,449

Commitments and contingencies

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 44,449,407 shares at June 30, 2014 and December 31, 2013	445	445
Additional paid-in capital	847,547	846,658
Accumulated other comprehensive income	28,076	53,722
Retained (deficit) earnings	(32,986)	66,644
Total Genco Shipping & Trading Limited shareholders’ equity	843,082	967,469
Noncontrolling interest	332,926	341,336
Total equity	1,176,008	1,308,805

Total liabilities and equity	$2,828,686	$2,957,254

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(Debtor-in-Possession)

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Voyage revenues	$51,545	$44,941	$114,725	$84,617
Service revenues	819	819	1,629	1,629

Total revenues	52,364	45,760	116,354	86,246

Operating expenses:
Voyage expenses	1,983	2,867	3,940	4,139
Vessel operating expenses	30,545	26,766	61,768	53,885
General, administrative, and management fees	9,850	8,480	25,226	16,672
Depreciation and amortization	36,538	34,722	72,739	69,100

Total operating expenses	78,916	72,835	163,673	143,796

Operating loss	(26,552)	(27,075)	(47,319)	(57,550)

Other (expense) income:
Other expense	(50)	(33)	(107)	(13)
Interest income	25	16	45	34
Interest expense	(18,510)	(21,554)	(39,532)	(42,843)

Other expense	(18,535)	(21,571)	(39,594)	(42,822)

Loss before reorganization items, net	(45,087)	(48,646)	(86,913)	(100,372)
Reorganization items, net	(20,106)	—	(20,106)	—

Loss before income taxes	(65,193)	(48,646)	(107,019)	(100,372)
Income tax expense	(364)	(294)	(777)	(518)

Net loss	(65,557)	(48,940)	(107,796)	(100,890)
Less: Net loss attributable to noncontrolling interest	(5,033)	(3,571)	(8,166)	(7,358)
Net loss attributable to Genco Shipping & Trading Limited	$(60,524)	$(45,369)	$(99,630)	$(93,532)

Net loss per share-basic	$(1.39)	$(1.05)	$(2.29)	$(2.17)
Net loss per share-diluted	$(1.39)	$(1.05)	$(2.29)	$(2.17)
Weighted average common shares outstanding-basic	43,568,942	43,196,895	43,568,942	43,179,300
Weighted average common shares outstanding-diluted	43,568,942	43,196,895	43,568,942	43,179,300
Dividends declared per share	$—	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(Debtor-in-Possession)

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2014 and 2013

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(65,557)	$(48,940)	$(107,796)	$(100,890)

Change in unrealized gain on investments	(13,737)	(3,276)	(27,952)	6,327
Unrealized gain on cash flow hedges, net	1,078	2,386	2,306	4,687
Other comprehensive (loss) income	(12,659)	(890)	(25,646)	11,014

Comprehensive loss	(78,216)	(49,830)	(133,442)	(89,876)
Less: Comprehensive loss attributable to noncontrolling interest	(5,033)	(3,571)	(8,166)	(7,358)
Comprehensive loss attributable to Genco Shipping & Trading Limited	$(73,183)	$(46,259)	$(125,276)	$(82,518)

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(Debtor-in-Possession)

Condensed Consolidated Statements of Equity

For the Six Months Ended June 30, 2014 and 2013

(U.S. Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2014	$445	$846,658	$53,722	$66,644	$967,469	$341,336	$1,308,805

Net loss				(99,630)	(99,630)	(8,166)	(107,796)

Change in unrealized gain on investments			(27,952)		(27,952)	—	(27,952)

Unrealized gain on cash flow hedges, net			2,306		2,306	—	2,306

Nonvested stock amortization		820			820	1,871	2,691

Cash dividends paid by Baltic Trading Limited		(5)			(5)	(2,041)	(2,046)

Vesting of restricted shares issued by Baltic Trading Limited		74			74	(74)	—

Balance — June 30, 2014	$445	$847,547	$28,076	$(32,986)	$843,082	$332,926	$1,176,008

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2013	$443	$863,303	$(11,841)	$214,391	$1,066,296	$194,911	$1,261,207

Net loss				(93,532)	(93,532)	(7,358)	(100,890)

Change in unrealized gain on investments			6,327		6,327	—	6,327

Unrealized gain on cash flow hedges, net			4,687		4,687	—	4,687

Issuance of 200,634 shares of nonvested stock, less forfeitures of 9,750 shares	2	(2)			—	—	—

Nonvested stock amortization		1,565			1,565	815	2,380

Issuance of common stock of Baltic Trading Limited		(8,992)			(8,992)	30,551	21,559

Cash dividends paid by Baltic Trading Limited				(4)	(4)	(343)	(347)

Vesting of restricted shares issued by Baltic Trading Limited		(26)			(26)	26	—

Balance — June 30, 2013	$445	$855,848	$(827)	$120,855	$976,321	$218,602	$1,194,923

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(Debtor-in-Possession)

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013

(U.S. Dollars in Thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(107,796)	$(100,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,739	69,100
Amortization of deferred financing costs	4,291	3,691
Amortization of time charters acquired	(67)	(233)
Amortization of discount on Convertible Senior Notes	1,592	2,388
Interest expense related to the de-designation of the interest rate swap	953	—
Unrealized loss on derivative instruments	—	5
Amortization of nonvested stock compensation expense	2,691	2,380
Change in assets and liabilities:
Decrease in due from charterers	2,241	768
Increase in prepaid expenses and other current assets	(4,227)	(2,901)
Increase in accounts payable and accrued expenses	14,064	1,686
(Decrease) increase in deferred revenue	(446)	13
Increase in lease obligations	197	125
Deferred drydock costs incurred	(9,288)	(1,402)

Net cash used in operating activities	(23,056)	(25,270)
Cash flows from investing activities:
Purchase of vessels, including deposits	(29,790)	(54)
Purchase of other fixed assets	(391)	(195)
Changes in deposits of restricted cash	(125)	—

Net cash used in investing activities	(30,306)	(249)
Cash flows from financing activities:
Repayments on the $100 Million Term Loan Facility	(1,923)	—
Repayments on the $253 Million Term Loan Facility	(5,075)	—
Proceeds on the 2010 Baltic Trading Credit Facility	—	1,000
Repayments on the Baltic Trading $22 Million Term Loan Facility	(750)	—
Repayments on the Baltic Trading $44 Million Term Loan Facility	(1,375)	—
Payment of dividend by subsidiary	(2,046)	(347)
Proceeds from issuance of common stock by subsidiary	—	21,838
Payment of common stock issuance costs by subsidiary	(111)	(17)
Payment of deferred financing costs	(360)	—

Net cash (used in) provided by financing activities	(11,640)	22,474

Net decrease in cash and cash equivalents	(65,002)	(3,045)

Cash and cash equivalents at beginning of period	122,722	72,600
Cash and cash equivalents at end of period	$57,720	$69,555

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(Debtor-in-Possession)

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”), its wholly-owned subsidiaries, and its subsidiary, Baltic Trading Limited (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands and as of June 30, 2014, is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; and the ship-owning subsidiaries as set forth below.  As of June 30, 2014, Genco Ship Management LLC is the sole owner of all of the outstanding shares of Genco Management (USA) Limited.

Bankruptcy Filing

On April 21, 2014 (the “Petition Date”), GS&T and its subsidiaries other than Baltic Trading Limited and its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors continued to operate their businesses in the ordinary course as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Through the Chapter 11 Cases, the Debtors seek to implement a Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code for which the Company solicited votes from certain classes of its creditors prior to commencement of the Chapter 11 Cases in accordance with the Restructuring Support Agreement that the Debtors entered into with certain of its creditors on April 3, 2014.

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

•                  the Indenture and First Supplemental Indenture relating to $125,000 of principal plus accrued and unpaid interest outstanding of the Company’s 5.00% Convertible Senior Notes (the “2010 Notes”) due August 15, 2015 (the “Indenture”);

•                  the outstanding interest rate swap with DnB NOR Bank, relating to a liability position of $5,622 as of June 30, 2014.

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

On July 2, 2014, the Bankruptcy Court entered an order (the “Confirmation Order”), confirming the First Amended Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code (the “Plan”).  Capitalized terms used but not defined below shall have the meanings given to them in the Plan.  On July 9, 2014 (the “Effective Date”), the Debtors completed their financial restructuring and emerged from Chapter 11 through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.

Key components of the Plan included:

•                  The conversion of 100% of the Claims under the 2007 Credit Facility into 81.1% of the New Genco Common Stock (subject to dilution by the warrants issued under the Plan). On the Effective Date, the 2007 Credit Facility was terminated, and the liens and mortgages thereunder were released.  Refer to Note 9 — Debt for further information.

•                  The conversion of 100% of the Claims under the 2010 Notes into 8.4% of the New Genco Common Stock (subject to dilution by the warrants issued under the Plan). On the Effective Date, the 2010 Notes and the Indenture were fully satisfied and discharged.   Refer to Note 10 — Convertible Senior Notes for further information.

•                  A fully backstopped Rights Offering for approximately 8.7% of the New Genco Common Stock, in which holders of 2007 Credit Facility Claims were entitled to subscribe for up to 80% of the New Genco Common Stock offered, and holders of the 2010 Notes Claims were entitled to subscribe for up to 20% of the New Genco Common Stock being offered under the Rights Offering. Each Right entitled its holder to purchase one share of New Genco Common Stock at a subscription price of $18.62537, for an aggregate subscription price of $100,000.

•                  The amendment and restatement of the $253 Million Term Loan Facility and the $100 Million Term Loan Facility as of the Effective Date, with extended maturities, a financial covenant holiday and certain other amendments, as discussed further in Note 9 - Debt.

•                  The cancellation of the old common stock of Genco as of the Effective Date, with the holders thereof receiving warrants to acquire shares of New Genco Common Stock. Each New Genco Equity Warrant is exercisable for one share of New Genco Common Stock, and holders received an aggregate of 3,938,298 New Genco Equity Warrants for the old common stock of Genco. The New Genco Equity Warrants in the aggregate are exercisable for approximately 6% of New Genco Common Stock (subject to dilution).

•                  Reinstatement, non-impairment or payment in full in the ordinary course of business during the pendency of the Chapter 11 Cases of all Allowed General Unsecured Claims, including Allowed Claims of trade vendors, suppliers, customers and charterers, per the approval by the Bankruptcy Court.

•                  The non-impairment of all other General Unsecured Claims under section 1124 of the Bankruptcy Code.

•                  A Management Incentive Program, which provides for the distribution of New Genco MIP Primary Equity in the form of shares representing 1.8% of the New Genco Common Stock and three tiers of New Genco MIP Warrants with staggered strike prices based on increasing equity values to the participating officers, directors, and other management of Reorganized Genco. These awards were made on August 7, 2014.

Registration Rights Agreement

On the Effective Date, Reorganized Genco and the Registration Rights Parties entered into the Registration Rights Agreement. The Registration Rights Agreement provided the Registration Rights Parties who receive 10% or more of New Genco Common Stock under the Plan with demand and piggyback registration rights. All other Registration Rights Parties have piggyback registration rights only.

New Genco Equity Warrant Agreement

On the Effective Date, pursuant to the Plan, the New Genco Equity Warrants were issued pursuant to the terms of the New Genco Equity Warrant Agreement. Each New Genco Equity Warrant has a 7-year term (commencing on the day following the Effective Date) and are exercisable for one share of New Genco Common Stock. The New Genco Equity Warrants are exercisable on a cashless basis at an exercise price of $20.99 per share. The New Genco Equity Warrant Agreement contains customary anti-dilution adjustments in the event of any stock split, reverse stock split, stock dividend, reclassification, dividend or other distributions (including, but not limited to, cash dividends), or business combination transaction.

The New Genco Equity Warrants were distributed to holders of the old common stock of the Company, which was cancelled as of the Effective Date. Shares of old common stock of the Company issued to directors, officers and employees of Genco under compensatory plans that were unvested as of the Effective Date were deemed vested automatically on the Effective Date, so that all New Genco Equity Warrants received in exchange therefor were deemed vested.

Accounting Guidance

The Company was required to apply Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, effective on April 21, 2014, which is applicable to companies in Chapter 11, which generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as Reorganization items in the consolidated statements of operations beginning in the quarter ending June 30, 2014. The balance sheet must distinguish pre-petition Liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. The Company has evaluated creditors’ claims for other claims that may also have priority over unsecured creditors. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be approved by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan or reorganization.  In addition, cash used by reorganization items in the consolidated statements of cash flows are disclosed in Note 4 — Cash Flow Information.

In connection with the emergence from the Chapter 11 Cases, the Company believes it qualifies for fresh-start accounting.   Upon adoption of fresh-start accounting, the Company’s  assets and liabilities will be recorded at their value as of the fresh-start reporting date.  The fair values of the Company’s assets and liabilities as of that date may differ materially from the recorded values of its assets and liabilities as reflected in its historical consolidated financial statements.  In addition, the Company’s adoptions of fresh-start accounting may materially affect its results of operations following the fresh-start reporting dates, as the Company will have a new basis in its assets and liabilities.  Consequently, the Company’s historical financial statements may not be reliable indicators of its financial condition and results of operations for any period after it adopts fresh-start accounting.  See Note 25 — Subsequent Events for a further discussion of fresh-start accounting.

Other General Information

Below is the list of GS&T’s wholly owned ship-owning subsidiaries as of June 30, 2014:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date	Year Built

Genco Reliance Limited	Genco Reliance	29,952	12/6/04	1999
Genco Vigour Limited	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05	1997
Genco Muse Limited	Genco Muse	48,913	10/14/05	2001
Genco Acheron Limited	Genco Acheron	72,495	11/7/06	1999
Genco Surprise Limited	Genco Surprise	72,495	11/17/06	1998
Genco Augustus Limited	Genco Augustus	180,151	8/17/07	2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07	2007
Genco London Limited	Genco London	177,833	9/28/07	2007
Genco Titus Limited	Genco Titus	177,729	11/15/07	2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07	2003
Genco Charger Limited	Genco Charger	28,398	12/14/07	2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07	2005
Genco Predator Limited	Genco Predator	55,407	12/20/07	2005

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date	Year Built

Genco Hunter Limited	Genco Hunter	58,729	12/20/07	2007
Genco Champion Limited	Genco Champion	28,445	1/2/08	2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08	2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08	2007
Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08	2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08	2007
Genco Hadrian Limited	Genco Hadrian	169,694	12/29/08	2008
Genco Commodus Limited	Genco Commodus	169,025	7/22/09	2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09	2009
Genco Claudius Limited	Genco Claudius	169,025	12/30/09	2010
Genco Bay Limited	Genco Bay	34,296	8/24/10	2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10	2010
Genco Avra Limited	Genco Avra	34,391	5/12/11	2011
Genco Mare Limited	Genco Mare	34,428	7/20/11	2011
Genco Spirit Limited	Genco Spirit	34,432	11/10/11	2011
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10	2009
Genco Ardennes Limited	Genco Ardennes	57,981	8/31/10	2009
Genco Auvergne Limited	Genco Auvergne	57,981	8/16/10	2009
Genco Bourgogne Limited	Genco Bourgogne	57,981	8/24/10	2010
Genco Brittany Limited	Genco Brittany	57,981	9/23/10	2010
Genco Languedoc Limited	Genco Languedoc	57,981	9/29/10	2010
Genco Loire Limited	Genco Loire	53,416	8/4/10	2009
Genco Lorraine Limited	Genco Lorraine	53,416	7/29/10	2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10	2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10	2005
Genco Provence Limited	Genco Provence	55,317	8/23/10	2004
Genco Pyrenees Limited	Genco Pyrenees	57,981	8/10/10	2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11	2011

Baltic Trading Limited (“Baltic Trading”) was a wholly-owned indirect subsidiary of GS&T until Baltic Trading completed its initial public offering, or IPO, on March 15, 2010.  As of June 30, 2014 and December 31, 2013, Genco Investments LLC owned 6,356,471 shares of Baltic Trading’s Class B Stock, which represented an 11.04% and 11.05% ownership interest in Baltic Trading, respectively, and 65.06% and 65.08% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock, respectively.  Additionally, pursuant to the subscription agreement between Genco Investments LLC and Baltic Trading, for so long as GS&T directly or indirectly holds at least 10% of the aggregate number of outstanding shares of Baltic Trading’s common stock and Class B stock, Genco Investments LLC will be entitled to receive an additional number of shares of Baltic Trading’s Class B stock equal to 2% of the number of common shares issued in the future, other than shares issued under Baltic Trading’s Equity Incentive Plans.

Below is the list of Baltic Trading’s wholly owned ship-owning subsidiaries as of June 30, 2014:

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

The Company provides technical services for drybulk vessels purchased by Maritime Equity Partners LLC (“MEP”).  Peter C. Georgiopoulos, Chairman of the Board of Directors of GS&T, controls and has a minority interest in MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and were provided for an initial term of one year.  MEP has the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee upon a change in control of the Company.  The Company may terminate provision of the services at any time on 60 days’ notice.

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

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”).  The results of operations for the three and six month periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended June 30, 2014 and 2013 was $34,557 and $33,102, respectively.  Depreciation expense for vessels for the six months ended June 30, 2014 and 2013 was $68,717 and $65,841, respectively.

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

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of June 30, 2014 and December 31, 2013, the Company had an accrual of $459 and $536, respectively, related to these estimated customer claims.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. These differences in bunkers resulted in net (gains) losses of ($184) and $21 during the three months ended June 30, 2014 and 2013, respectively, and ($249) and ($343) during the six months ended June 30, 2014 and 2013, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Noncontrolling interest

Net loss attributable to noncontrolling interest during the three and six months ended June 30, 2014 and 2013 reflects the noncontrolling interest’s share of the net loss of Baltic Trading, a subsidiary of the Company, which owns and employs drybulk vessels in the spot market, in vessel pools or on spot market-related time charters.  The spot market represents immediate chartering of a vessel, usually for single voyages.  At June 30, 2014, the noncontrolling interest held an 88.96% economic interest in Baltic Trading while only holding 34.94% of the voting power.  At  December 31, 2013, the noncontrolling interest held an 88.95% economic interest in Baltic Trading while only holding 34.92% of the voting power.

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

Total revenue earned for these services during the three months ended June 30, 2014 and 2013 was $1,841 and $1,515, respectively, of which $1,022 and $696, respectively, eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $764 associated with these activities for the three months ended June 30, 2014.  This resulted in estimated tax expense of $339 for the three months ended June 30, 2014.  After allocation of certain expenses, there was taxable income of $625 associated with these activities for the three months ended June 30, 2013.  This resulted in income tax expense of $281 for the three months ended June 30, 2013.

Total revenue earned for these services during the six months ended June 30, 2014 and 2013 was $3,696 and $3,005, respectively, of which $2,067 and $1,376, respectively, were eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $1,650 associated with these activities for the six months ended June 30, 2014. This resulted in estimated income tax expense of $740 for the six months ended June 30, 2014. After allocation of certain expenses, there was taxable income of $1,217 associated with these activities for the six months ended June 30, 2013. This resulted in income tax expense of $505 for the six months ended June 30, 2013.

Baltic Trading is subject to income tax on its United States source income.  During the three months ended June 30, 2014 and 2013, Baltic Trading had United States operations which resulted in United States source income of $1,245 and $639, respectively.  Baltic Trading’s estimated United States income tax expense for the three months ended June 30, 2014 and 2013 was $25 and $13, respectively.

During the six months ended June 30, 2014 and 2013, Baltic Trading had United States operations which resulted in United

States source income of $1,813 and $639, respectively. Baltic Trading’s United States income tax expense for the six months ended

June 30, 2014 and 2013 was $37 and $13, respectively.

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

The following table presents a reconciliation of total voyage revenue from external (third party) customers for the Company’s two operating segments to total consolidated voyage revenue from external customers for the Company for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Voyage revenue from external customers
GS&T	$40,842	$38,562	$90,931	$72,252
Baltic Trading	10,703	6,379	23,794	12,365
Total operating segments	51,545	44,941	114,725	84,617
Eliminating revenue	—	—	—	—
Total consolidated voyage revenue from external customers	$51,545	$44,941	$114,725	$84,617

The following table presents a reconciliation of total intersegment revenue, which eliminates upon consolidation, for the Company’s two operating segments for the three and six months ended June 30, 2014 and 2013. The intersegment revenue noted in the following table represents revenue earned by GS&T pursuant to the management agreement entered into with Baltic Trading, which includes commercial service fees, technical service fees and sale and purchase fees, if any.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Intersegment revenue
GS&T	$1,022	$696	$2,067	$1,376
Baltic Trading	—	—	—	—
Total operating segments	1,022	696	2,067	1,376
Eliminating revenue	(1,022)	(696)	(2,067)	(1,376)
Total consolidated intersegment revenue	$—	$—	$—	$—

The following table presents a reconciliation of total net loss for the Company’s two operating segments to total consolidated net loss for the three and six months ended June 30, 2014 and 2013. The eliminating net loss noted in the following table consists of the elimination of intercompany transactions between GS&T and Baltic Trading, as well as dividends due to GS&T from Baltic Trading for its Class B shares of Baltic Trading.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net loss
GS&T	$(59,874)	$(44,297)	$(98,444)	$(91,145)
Baltic Trading	(5,674)	(4,625)	(9,207)	(9,708)
Total operating segments	(65,548)	(48,922)	(107,651)	(100,853)
Eliminating net loss	9	18	145	37
Total consolidated net loss	$(65,557)	$(48,940)	$(107,796)	$(100,890)

The following table presents a reconciliation of total assets for the Company’s two operating segments to total consolidated assets as of June 30, 2014 and December 31, 2013. The eliminating assets noted in the following table consist of the elimination of intercompany transactions resulting from the capitalization of fees paid to GS&T by Baltic Trading as vessel assets, including related accumulated depreciation, as well as the outstanding receivable balance due to GS&T from Baltic Trading as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Total assets
GS&T	$2,286,604	$2,404,811
Baltic Trading	546,861	557,367
Total operating segments	2,833,465	2,962,178
Eliminating assets	(4,779)	(4,924)
Total consolidated assets	$2,828,686	$2,957,254

4 - CASH FLOW INFORMATION

As of June 30, 2014 and December 31, 2013, the Company had one and four interest rate swaps, respectively, which are described and discussed in Note 11 — Interest Rate Swap Agreements. At June 30, 2014, the fair value of the swap is in a liability position of $5,622, all of which was classified within Liabilities subject to compromise.  At December 31, 2013, the four swaps were in a liability position of $6,975, all of which was classified within current liabilities.

For the six months ended June 30, 2014, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $250 for the purchase of vessels, including deposits and $43 for the purchase of other fixed assets.  For the six months ended June 30, 2014, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Prepaid expenses and other current assets consisting of $20 associated with the purchase of other fixed assets.  Additionally, for the six months ended June 30, 2014, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Liabilities subject to compromise consisting of $13,199 associated with deferred financing fees.

Of the $20,106 of Reorganization items, net for the six months ended June 30, 2014 (refer to Note 20), $1,204 was paid through June 30, 2014 and $18,902 is included in accounts payable and accrued expenses.

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

During the six months ended June 30, 2014, the Company made a reclassification of $984 from fixed assets to vessel assets for items that should be capitalized and depreciated over the remaining life of the respective vessels.

During the six months ended June 30, 2014 and 2013, cash paid for interest, net of amounts capitalized, and including bond coupon interest paid, was $38,238 and $37,772, respectively.

During the six months ended June 30, 2014 and 2013, cash paid for estimated income taxes was $1,495 and $493, respectively.

On April 9, 2014, Baltic Trading made grants of nonvested common stock in the amount of 36,345 shares to directors of Baltic Trading.  The aggregate fair value of such nonvested stock was $225.

On May 16, 2013, the Company made grants of nonvested common stock under the Genco Shipping & Trading Limited 2012 Equity Incentive Plan in the amount of 200,634 shares in the aggregate to directors of the Company.  As of June 30, 2014, these shares did not vest since an annual stockholders meeting had not been held during 2014.  The aggregate fair value of such nonvested stock was $315.  On May 16, 2013, Baltic Trading made grants of nonvested common stock in the amount of 59,680 shares to directors of Baltic Trading.  These shares vested on April 9, 2014.  The aggregate fair value of such nonvested stock was $225.

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

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate.  Baltic

Trading agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which Baltic Trading exercised on January 8, 2014. These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The Baltic Hornet and Baltic Wasp are expected to be delivered to Baltic Trading during the third and fourth quarters of 2014, respectively. The Baltic Scorpion and the Baltic Mantis are expected to be delivered to Baltic Trading during the second and third quarters of 2015, respectively. As of June 30, 2014 and December 31, 2013, deposits on vessels were $28,634 and $1,013, respectively.  Baltic Trading intends to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

Refer to Note 1 — General Information for a listing of the vessel delivery dates for the vessels in the Company’s fleet and the estimated delivery dates for vessels that Baltic Trading has entered into agreements to purchase.

Below market time charters, including those acquired during previous periods, were amortized as an increase to voyage revenue in the amount of $18 and $100 for the three months ended June 30, 2014 and 2013, respectively, and $67 and $233 for the six months ended June 30, 2014 and 2013, respectively.

Capitalized interest expense associated with the newbuilding contracts entered into by Baltic Trading for the three months ended June 30, 2014 and 2013 was $177 and $0, respectively, and $276 and $0 for the six months ended June 30, 2014 and 2013, respectively.

6 - INVESTMENTS

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”) and Korea Line Corporation (“KLC”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  These investments are designated as Available For Sale (“AFS”) and are reported at fair value, with unrealized gains and losses recorded in equity as a component of accumulated other comprehensive income (loss) (“AOCI”).  At June 30, 2014 and December 31, 2013, the Company held 16,335,100 shares of Jinhui capital stock which is recorded at its fair value of $49,540 and $77,488, respectively, based on the last closing price during each respective quarter on June 30, 2014 and December 30, 2013, respectively.  At June 30, 2014 and December 31, 2013, the Company held 3,355 shares of KLC stock which is recorded at its fair value of $78 and $82, respectively, based on the last closing price during each respective quarter on June 30, 2014 and December 30, 2013.

The Company reviews the investment in Jinhui and KLC for impairment on a quarterly basis.  There were no impairment charges recognized for the three and six months ended June 30, 2014 and 2013.

The unrealized gain (losses) on the Jinhui capital stock and KLC stock are a component of AOCI since these investments are designated as AFS securities.

Refer to Note 12 — Accumulated Other Comprehensive Income (Loss) for a breakdown of the components of AOCI.

7 — NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the year. The computation of diluted net loss per share assumes the vesting of nonvested stock awards (refer to Note 22 — Nonvested Stock Awards), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 880,465 nonvested shares outstanding at June 30, 2014 (refer to Note 22 — Nonvested Stock Awards), all are anti-dilutive.  The Company’s diluted net loss per share will also reflect the assumed conversion under the Company’s convertible debt if the impact is dilutive under the “if converted” method. The impact of the shares convertible under the Company’s convertible notes is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The components of the denominator for the calculation of basic net loss per share and diluted net loss per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	43,568,942	43,196,895	43,568,942	43,179,300

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	43,568,942	43,196,895	43,568,942	43,179,300

Dilutive effect of convertible notes	—	—	—	—

Dilutive effect of restricted stock awards	—	—	—	—

Weighted-average common shares outstanding, diluted	43,568,942	43,196,895	43,568,942	43,179,300

The following table sets forth a reconciliation of the net loss attributable to GS&T and the net loss attributable to GS&T for diluted net loss per share under the “if-converted” method:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Net loss attributable to GS&T	$(60,524)	$(45,369)	$(99,630)	$(93,532)

Interest expense related to convertible notes, if dilutive	—	—	—	—

Net loss attributable to GS&T for the computation of diluted net loss per share	$(60,524)	$(45,369)	$(99,630)	$(93,532)

8 - RELATED PARTY TRANSACTIONS

The following represent related party transactions reflected in these condensed consolidated financial statements:

The Company makes available employees performing internal audit services to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.  For the six months ended June 30, 2014 and 2013, the Company invoiced $72 and $75, respectively, to GMC, which includes time associated with such internal audit services and other expenditures.  Additionally, during the six months ended June 30, 2014 and 2013, the Company incurred travel and other office related expenditures totaling $49 and $54, respectively, reimbursable to GMC or its service provider.  At June 30, 2014, the amount due to the Company from GMC was $16.  At December 31, 2013, the amount due to GMC from the Company was $16.

During the six months ended June 30, 2014 and 2013, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $3 and $7, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At June 30, 2014 and December 31, 2013, the amount due to Constantine Georgiopoulos was $0 and $25, respectively.

GS&T and Baltic Trading have entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in their fleets.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is Chairman of the Board of Aegean.  During the six months ended June 30, 2014 and 2013, Aegean supplied lubricating oils to the Company’s vessels aggregating $1,087 and $746, respectively.  At June 30, 2014 and December 31, 2013, $237 and $263 remained outstanding, respectively.

During the six months ended June 30, 2014 and 2013, the Company invoiced MEP for technical services provided and expenses paid on MEP’s behalf aggregating $1,671 and $1,708, respectively.  Peter C. Georgiopoulos, Chairman of the Board, controls and has a minority interest in MEP.  At June 30, 2014 and December 31, 2013, $10 and $7, respectively, was due to the Company from MEP.  Total service revenue earned by the Company for technical service provided to MEP for the six months ended June 30, 2014 and 2013 was $1,629 and $1,629, respectively.

9 - DEBT

Long-term debt consists of the following:

	June 30, 2014			December 31, 2013
	Balance prior to Financial Statement Classification	Amounts Classified as Subject to Compromise	Total Debt	Total Debt

2007 Credit Facility	$1,055,912	$(1,055,912)	$—	$1,055,912
$100 Million Term Loan Facility	73,561	(73,561)	—	75,484
$253 Million Term Loan Facility	175,718	(175,718)	—	180,793
2010 Baltic Trading Credit Facility	102,250	—	102,250	102,250
Baltic Trading $22 Million Term Loan Facility	20,875	—	20,875	21,625
Baltic Trading $44 Million Term Loan Facility	42,625	—	42,625	44,000
Less: Current portion	(4,250)	—	(4,250)	(1,316,439)

Long-term debt	$1,466,691	$(1,305,191)	$161,500	$163,625

2007 Credit Facility

On July 20, 2007, the Company entered into the 2007 Credit Facility with DnB NOR Bank ASA. The maximum amount that may be borrowed under the 2007 Credit Facility at June 30, 2014 is $1,055,912.  As of June 30, 2014, the Company had utilized its maximum borrowing capacity under the 2007 Credit Facility.

In 2009, the Company obtained a waiver of the collateral maintenance covenant under this facility until the Company can represent that it is in compliance with all of its financial covenants and is otherwise able to pay a dividend and purchase or redeem shares of common stock under the terms of the facility in effect before the waiver.  The Company’s cash dividends and share repurchases were suspended until the collateral maintenance financial covenant could be satisfied.

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

The gross interest-bearing debt to total capital covenant ended during the period ending on and including December 31, 2013 pursuant to the August 2012 Agreements.  This covenant limited the ratio of the Company’s interest-bearing indebtedness to the sum of its interest-bearing indebtedness and its consolidated net worth in accordance with U.S. GAAP to 62.5% on the last day of any fiscal quarter during the waiver period.

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

As of June 30, 2014, the Company was not in compliance with certain of the financial covenants under its 2007 Credit Facility, as amended.  As a result of the commencement of the Chapter 11 Cases, the debt outstanding under this facility of $1,055,912 has been classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets as of June 30, 2014.

At June 30, 2014, there were no letters of credit issued under the 2007 Credit Facility.

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

As of July 9, 2014, the Effective Date, the 2007 Credit Facility was terminated and the liens and mortgages related thereto were released as part of the Plan.  Refer to the “Bankruptcy Filing” section of Note 1 — General Information for further information regarding the Chapter 11 Cases.

$100 Million Term Loan Facility

On August 12, 2010, the Company entered into the $100 Million Term Loan Facility. As of June 30, 2014, the Company had utilized its maximum borrowing capacity of $100,000. The Company has used the $100 Million Term Loan Facility to fund or refund the Company a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies.  As of June 30, 2014, there was no availability under the $100 Million Term Loan Facility.

Pursuant to the amendments to the $100 Million Term Loan Facility that were entered into on December 21, 2011 and the August 2012 Agreements, the maximum leverage ratio covenant and the minimum permitted consolidated interest ratio covenant were waived for the periods ending on and including December 31, 2013.

As of June 30, 2014, the Company was not in compliance with certain of the financial covenants under the $100 Million Term Loan Facility, as amended.  As such, the debt outstanding under this facility of $73,561 has been classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets as of June 30, 2014.

See above in this note under the heading “2007 Credit Facilities” for a description of the agreement the Company entered into to obtain waivers with respect to certain events of default relating to the $100 Million Term Loan Facility. See the “Bankruptcy Filing” section under Note 1 — General Information for the Company’s restructuring plans, including the filing of its Chapter 11 Cases and the Company’s subsequent emergence from Chapter 11.

On the Effective Date, Genco entered into the Amended and Restated $100 Million Term Loan Facility and the Amended and Restated $253 Million Term Loan Facility.  The Amended and Restated Credit Facilities included, among other things:

•                  A paydown as of the Effective Date with respect to payments which became due under the prepetition credit facilities between the Petition Date and the Effective Date and were not paid during the pendency of the Chapter 11 Cases ($1,923 for the $100 Million Term Loan Facility and $5,075 for the $253 Million Term Loan Facility).

•                  Extension of the maturity dates to August 31, 2019 from August 17, 2017 for the $100 Million Term Loan Facility and August 15, 2015 for the $253 Million Term Loan Facility.

•                  Relief from compliance with financial covenants governing the Company’s maximum leverage ratio, minimum consolidated interest coverage ratio and consolidated net worth through and including the quarter ending March 31, 2015 (with quarterly testing commencing June 30, 2015).

•                  A fleetwide minimum liquidity covenant requiring maintenance of cash of $750 per vessel for all vessels owned by Genco (excluding those owned by Baltic Trading).

•                  An increase in the interest rate to LIBOR plus 3.50% per year from 3.00% previously for the $100 Million Term Loan Facility and the $253 Million Term Loan Facility.

The obligations under the Amended and Restated $100 Million Term Loan Facility are secured by a first priority security interest in the vessels and other collateral securing the $100 Million Term Loan Facility.  The Amended and Restated $100 Million Term Loan Facility requires quarterly repayment installments in accordance with the original terms of the $100 Million Term Loan Facility.

$253 Million Term Loan Facility

On August 20, 2010, the Company entered into the $253 Million Term Loan Facility.  As of June 30, 2014, the Company had utilized its maximum borrowing capacity of $253,000 to fund or refund to the Company a portion of the purchase price of the 13 vessels purchased from Bourbon SA during the third quarter of 2010 and first quarter of 2011.  As of June 30, 2014, there was no availability under the $253 Million Term Loan Facility.

Pursuant to the amendment to the $253 Million Term Loan Facility that was entered into on December 21, 2011 and the August 2012 Agreements, the maximum leverage ratio covenant and the minimum permitted consolidated interest ratio covenant were waived for the periods ending on and including December 31, 2013.

As of June 30, 2014 and December 31, 2013, the Company has deposited $9,875 and $9,750, respectively, that has been reflected as restricted cash.  Restricted cash will be released only if the underlying collateral is sold or disposed of.

As of June 30, 2014, the Company was not in compliance with certain of the financial covenants under the $253 Million Term Loan Facility, as amended.  As a result of the commencement of the Chapter 11 Cases, the debt outstanding under this facility of $175,718 has been classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets as of June 30, 2014.

See above in this note under the heading “2007 Credit Facility” for a description of the agreement the Company entered into to obtain waivers with respect to certain events of default relating to the $253 Million Term Loan Facility.  See the “Bankruptcy Filing” section under Note 1 — General Information for the Company’s restructuring plans, including the filing of its Chapter 11 Cases and the Company’s subsequent emergence from Chapter 11.

Refer to the “$100 Million Term Loan Facility” section above for a description of the Amended and Restated $253 Million Term Loan Facility that was entered into by the Company on the Effective Date.  The obligations under the Amended and Restated $253 Million Term Loan Facility are secured by a first priority security interest in the vessels and other collateral securing the $253 Million Term Loan Facility.  The Amended and Restated $253 Million Term Loan Facility requires quarterly repayment installments in accordance with the original terms of the $253 Million Term Loan Facility.

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

As of June 30, 2014, $7,750 remained available under the 2010 Baltic Trading Credit Facility as the total commitment was reduced to $110,000 on August 29, 2013.  The total available working capital borrowings of $25,000 are subject to the total remaining availability under the 2010 Baltic Trading Credit Facility, therefore, only $7,750 is available for working capital purposes as of June 30, 2014.

As of June 30, 2014, the Company believes Baltic Trading is in compliance with all of the financial covenants under the 2010 Baltic Trading Credit Facility.

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

On September 4, 2013, Baltic Hare Limited and Baltic Fox Limited made drawdowns of $10,730 and $11,270 for the Baltic Hare and the Baltic Fox, respectively.  As of June 30, 2014, Baltic Trading has utilized its maximum borrowing capacity of $22,000 and there was no further availability.  At June 30, 2014 and December 31, 2013, the total outstanding debt balance was $20,875 and $21,625, respectively, as required repayments began on December 4, 2013.

As of June 30, 2014 the Company believes Baltic Trading is in compliance with all of the financial covenants under the Baltic Trading $22 Million Term Loan Facility.

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

Borrowings under the Baltic Trading $44 Million Term Loan Facility are to be secured by liens on Baltic Trading’s vessels to be financed or refinanced with borrowings under the facility, namely the Baltic Tiger and the Baltic Lion, and other related assets. Upon the prepayment of $18,000 plus any additional amounts necessary to maintain compliance with the collateral maintenance covenant, Baltic Trading may have the lien on the Baltic Tiger released. Under a Guarantee and Indemnity entered into concurrently with the Baltic Trading $44 Million Term Loan Facility, Baltic Trading agreed to guarantee the obligations of its subsidiaries under the Baltic Trading $44 Million Term Loan Facility.

On December 23, 2013, Baltic Tiger Limited and Baltic Lion Limited made drawdowns of $21,400 and $22,600 for the Baltic Tiger and Baltic Lion, respectively.  As of June 30, 2014, Baltic Trading has utilized its maximum borrowing capacity of $44,000 and there was no further availability.  At June 30, 2014 and December 31, 2013, the total outstanding debt balance was $42,625 and $44,000, respectively, as required repayments began on March 24, 2014.

As of June 30, 2014, the Company believes Baltic Trading is in compliance with all of the financial covenants under the Baltic Trading $44 Million Term Loan Facility.

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

Interest payable

As required under the August 2012 Agreements, lenders under the 2007 Credit Facility will receive a fee equal to 1.25% of the principal amount outstanding following such prepayment, or $13,199, on the earlier date of the maturity date of this facility or the date on which all obligations under this facility have been paid in full.  The $13,199 has been recorded in the Condensed Consolidated Balance Sheets at June 30, 2014 as Liabilities subject to compromise, consistent with the classification of the principal amount of the 2007 Credit Facility.  Refer to Note 1 — General Information for further information regarding the Chapter 11 Cases.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Effective Interest Rate	4.31%	4.72%	4.33%	4.73%
Range of Interest Rates (excluding impact of swaps and unused commitment fees)	3.15% to 5.15%	3.19% to 4.31%	3.15% to 5.15%	3.19% to 4.38%

10 — CONVERTIBLE SENIOR NOTES

The Company issued $125,000 of the 2010 Notes on July 27, 2010.  The Indenture for the 2010 Notes includes customary agreements and covenants by the Company, including with respect to events of default.  As noted in Note 1 — General Information, the filing of the Chapter 11 Cases by the Company on April 21, 2014 constituted an event of default with respect to the 2010 Notes.  On this date, the Company ceased recording interest expense related to the 2010 Notes.  During the three and six months ended June 30 2014, interest expense of $2,266, including the amortization of the discount of the liability component and the bond coupon interest expense, was not recorded which would have been incurred had the indebtedness not been reclassified as a Liability subject to compromise.  On the Effective Date, when the Company emerged from Chapter 11, the 2010 Notes and the Indenture were fully satisfied and discharged.

The following tables provide additional information about the Company’s 2010 Notes:

	June 30, 2014	December 31, 2013
Carrying amount of the equity component (additional paid-in capital)	$24,375	$24,375
Principal amount of the 2010 Notes	125,000	125,000
Unamortized discount of the liability component	7,527	9,119
Net carrying amount of the liability component	117,473	115,881

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Effective interest rate on liability component	10.0%	10.0%	10.0%	10.0%
Cash interest expense recognized	$345	$1,571	$1,886	$3,112
Non-cash interest expense recognized	293	1,209	1,592	2,388
Non-cash deferred financing amortization costs included in interest expense	39	179	216	356

Refer to Note 1 — General Information for additional information regarding defaults relating to the 2010 Notes. In accordance with applicable accounting guidance, the liability related to the 2010 Notes was classified as Liabilities subject to compromise in the condensed Consolidated Balance Sheets as of June 30, 2014.

11 - INTEREST RATE SWAP AGREEMENTS

As of December 31, 2013, the Company had four interest swap agreements outstanding with DNB Bank ASA to manage interest costs and the risk associated with variable interest rates related to the Company’s 2007 Credit Facility.  The total notional principal amount of the swaps at December 31, 2013 was $306,233 and the swaps had specified rates and durations.   Three of the swaps that were outstanding at December 31, 2013 expired during the six months ended June 30, 2014, prior to the Petition Date.

As of March 31, 2014, the Company was in default under covenants of its 2007 Credit Facility due to the default on the scheduled debt amortization payment due on March 31, 2014. Refer to Note 1 — General Information for additional information regarding defaults relating to the swap.   The default under the 2007 Credit Facility requires the Company to elect interest periods of only one-month, therefore the Company no longer qualified for hedge accounting under the original designation and hedge accounting was terminated effective March 31, 2014.  Additionally, the filing of the Chapter 11 Cases by the Company on the Petition Date constituted an event of default with respect to the outstanding interest rate swap with DNB Bank ASA.  As a result, DNB Bank ASA terminated all transactions under the remaining swap agreement effective April 30, 2014 and filed a secured claim with the Bankruptcy Court of $5,622. As such, in accordance with applicable accounting guidance, the liability related to the interest rate swap outstanding as of June 30, 2014 was classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets as of June 30, 2014 and is no longer considered a derivative.

The following table summarizes the interest rate swaps designated as cash flow hedges that were in place as of June 30, 2014 and December 31, 2013:

				June 30, 2014	December 31, 2013
Interest Rate Swap Detail				Notional	Notional
Trade	Fixed	Start Date	End date	Amount	Amount
Date	Rate	of Swap	of Swap	Outstanding	Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$—	$106,233
3/29/06	5.25%	1/2/07	1/1/14	—	50,000
1/9/09	2.05%	1/22/09	1/22/14	—	100,000
2/11/09	2.45%	2/23/09	2/23/14	—	50,000

				$—	$306,233

The following table summarizes the derivative asset and liability balances at June 30, 2014 and December 31, 2013:

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	June 30, 2014	December 31, 2013	Sheet Location	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments
Interest rate contracts	Fair value of derivative instruments (Current Assets)	$—	$—	Fair value of derivative instruments (Current Liabilities)	$—	$6,975
Interest rate contracts	Fair value of derivative instruments (Noncurrent Assets)	—	—	Fair value of derivative instruments (Noncurrent Liabilities)	—	—

Total derivatives designated as hedging instruments		—	—		—	6,975

Total Derivatives		$—	$—		$—	$6,975

The differentials to be paid or received for these swap agreements are recognized as an adjustment to interest expense as incurred.  The Company utilized cash flow hedge accounting for these swaps through March 31, 2014, whereby the effective portion of the change in the value of the swaps is reflected as a component of AOCI.  The ineffective portion is recognized as other expense, which is a component of other (expense) income.  On March 31, 2014, the cash flow hedge accounting on the remaining swap agreement was discontinued.  Once cash flow hedge accounting was discontinued, the changes in the fair value of the interest rate swaps are recorded in the Condensed Consolidated Statement of Operations in interest expense and the remaining amounts included in AOCI are amortized to interest expense over the original term of the hedging relationship.

The following tables present the impact of derivative instruments and their location within the Condensed Consolidated Statement of Operations:

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three-Month Period Ended June 30, 2014

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2014	Portion)	2014	Portion)	2014
Interest rate contracts	$—	Interest Expense	$(1,078)	Other Income (Expense)	$—

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three-Month Period Ended June 30, 2013

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2013	Portion)	2013	Portion)	2013
Interest rate contracts	$(91)	Interest Expense	$(2,477)	Other Income (Expense)	$(2)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three-Month Period Ended June 30, 2014 and 2013

Derivatives not designated as Hedging	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivative
Instruments	on Derivative	2014	2013
Interest rate contracts	Interest Expense	$(225)	$—

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Six-Month Period Ended June 30, 2014

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2014	Portion)	2014	Portion)	2014
Interest rate contracts	$(179)	Interest Expense	$(2,485)	Other Income (Expense)	$—

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Six-Month Period Ended June 30, 2013

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2013	Portion)	2013	Portion)	2013
Interest rate contracts	$(229)	Interest Expense	$(4,916)	Other Income (Expense)	$(5)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Six-Month Period Ended June 30, 2014 and 2013

Derivatives not designated as Hedging	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivative
Instruments	on Derivative	2014	2013
Interest rate contracts	Interest Expense	$(225)	$—

The Company is required to provide collateral in the form of vessel assets to support the interest rate swap agreements, excluding vessel assets of Baltic Trading.  At June 30, 2014, the Company’s 35 vessels mortgaged under the 2007 Credit Facility served as collateral in the aggregate amount of $100,000.

12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI included in the accompanying condensed consolidated balance sheets consist of net unrealized gain (loss) on cash flow hedges and net unrealized gains (losses) from investments in Jinhui stock and KLC stock as of June 30, 2014 and December 31, 2013.

Changes in AOCI by Component

For the Three-Month Period Ended June 30, 2014

	Net Unrealized Gain (Loss) on Cash Flow Hedges	Net Unrealized Gain on Investments	Total
AOCI — April 1, 2014	$(5,748)	$46,483	$40,735

OCI before reclassifications	—	(13,737)	(13,737)
Amounts reclassified from AOCI	1,078	—	1,078
Net current-period OCI	1,078	(13,737)	(12,659)

AOCI — June 30, 2014	$(4,670)	$32,746	$28,076

Changes in AOCI by Component

For the Three-Month Period Ended June 30, 2013

	Net Unrealized Gain (Loss) on Cash Flow Hedges	Net Unrealized Gain on Investments	Total
AOCI — April 1, 2013	$(13,756)	$13,819	$63

OCI before reclassifications	4,863	(3,276)	1,587
Amounts reclassified from AOCI	(2,477)	—	(2,477)
Net current-period OCI	2,386	(3,276)	(890)

AOCI — June 30, 2013	$(11,370)	$10,543	$(827)

Changes in AOCI by Component

For the Six-Month Period Ended June 30, 2014

	Net Unrealized Gain (Loss) on Cash Flow Hedges	Net Unrealized Gain on Investments	Total
AOCI — January 1, 2014	$(6,976)	$60,698	$53,722

OCI before reclassifications	(179)	(27,952)	(28,131)
Amounts reclassified from AOCI	2,485	—	2,485
Net current-period OCI	2,306	(27,952)	(25,646)

AOCI — June 30, 2014	$(4,670)	$32,746	$28,076

Changes in AOCI by Component

For the Six-Month Period Ended June 30, 2013

	Net Unrealized Gain (Loss) on Cash Flow Hedges	Net Unrealized Gain on Investments	Total
AOCI — January 1, 2013	$(16,057)	$4,216	$(11,841)

OCI before reclassifications	9,603	6,327	15,930
Amounts reclassified from AOCI	(4,916)	—	(4,916)
Net current-period OCI	4,687	6,327	11,014

AOCI — June 30, 2013	$(11,370)	$10,543	$(827)

Reclassifications Out of AOCI

For the Three-Month Period Ended June 30, 2014 and 2013

	Amount Reclassified from AOCI
	Three Months Ended June 30,		Affected Line Item in the Statement Where
Details about AOCI Components	2014	2013	Net Loss is Presented
Gains and losses on cash flow hedges
Interest rate contracts	$1,078	$2,477	Interest expense

Total reclassifications for the period	$1,078	$2,477

Reclassifications Out of AOCI

For the Six-Month Period Ended June 30, 2014 and 2013

	Amount Reclassified from AOCI
	Six Months Ended June 30,		Affected Line Item in the Statement Where
Details about AOCI Components	2014	2013	Net Loss is Presented
Gains and losses on cash flow hedges
Interest rate contracts	$2,485	$4,916	Interest expense

Total reclassifications for the period	$2,485	$4,916

13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at June 30, 2014 and December 31, 2013 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$57,720	$57,720	$122,722	$122,722
Restricted cash	10,275	10,275	10,150	10,150
Floating rate debt	1,470,941	See Below	1,480,064	See Below
2010 Notes	117,473	122,500	115,881	63,438

The fair value of the floating rate debt under the $100 Million Term Loan Facility and $253 Million Term Loan Facility are based on management’s estimate utilizing rates the Company believes it would be able to obtain for these credit facilities.  However, a portion of the floating rate debt of the 2007 Credit Facility was traded in a private transaction for an amount that is not determinable by the Company, which Management believes was lower than the debt’s current carrying value.  The fair value of the 2010 Baltic Trading Credit Facility is based on rates Baltic Trading has recently obtained pursuant to the amendment to the existing 2010 Baltic Trading Credit Facility on August 29, 2013.  The fair value of the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility is based on rates that Baltic Trading recently obtained upon the effective dates of these facilities on August 30, 2013 and December 3, 2013, respectively.  Additionally, the Company considers its creditworthiness in determining the fair value of floating rate debt under the credit facilities.  The carrying value approximates the fair market value for these floating rate loans, except for the 2007 Credit Facility.  The fair value of the convertible senior notes payable represents the market value based on recent transactions of the 2010 Notes at June 30, 2014 and December 31, 2013 without bifurcating the value of the conversion option.  The fair value of the interest rate swaps is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of both the swap counterparty and the Company.  The carrying amounts of the Company’s other financial instruments at June 30, 2014 and December 31, 2013 (principally Due from charterers and Accounts payable and accrued expenses), approximate fair values because of the relatively short maturity of these instruments.

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

•                  Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

As of June 30, 2014 and December 31, 2013, the fair values of the Company’s financial assets and liabilities are categorized as follows:

	June 30, 2014
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$49,618	$49,618	$—
Derivative instruments — liability position (Refer to Note 11)	5,622	—	5,622

	December 31, 2013
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$77,570	$77,570	$—
Derivative instruments — liability position	6,975	—	6,975

The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company also holds an investment in the stock of KLC, which is classified as a long-term investment.  The stock of KLC is publicly traded on the Korea Stock Exchange and is considered a Level 1 item.  The Company’s only interest rate derivative instrument is a pay-fixed, receive-variable interest rate swaps based on LIBOR.  The Company has elected to use the income approach to value this derivative, using observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  Refer to Note 11 — Interest Rate Swap Agreements for further information regarding the Company’s interest rate swap agreements.  ASC 820-10 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position have also been factored into the fair value measurement of the derivative instruments.  This credit valuation adjustment did not have a material impact on the fair value measurement of the derivative instruments.   Refer to Note 1 — General Information for additional information regarding defaults relating to the swap.  Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transaction amongst third parties. The 2010 Notes were publicly traded in the over-the-counter market; however, they were not considered to be actively traded. As such, the 2010 Notes are considered to be a Level 2 item.  The Company did not have any Level 3 financial assets or liabilities during the six months ended June 30, 2014 and 2013.

14 - PREPAID EXPENSES AND OTHER CURRENT AND NONCURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2014	December 31, 2013
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$12,635	$11,342
Prepaid items	5,439	5,000
Insurance receivable	2,171	1,096
Other	3,067	1,627
Total prepaid expenses and other current assets	$23,312	$19,065

Other noncurrent assets in the amount of $514 at June 30, 2014 and December 31, 2013 represent the security deposit related to the operating lease entered into effective April 4, 2011. Refer to Note 21 — Commitments and Contingencies for further information related to the lease agreement.

15 — DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities and other debt offerings and amending existing loan facilities. Total net deferred financing costs consist of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

2007 Credit Facility	$29,568	$29,568
$ 100 Million Term Loan Facility	1,857	1,783
$253 Million Term Loan Facility	4,884	4,708
2010 Notes	3,637	3,637
2010 Baltic Trading Credit Facility	3,339	3,339
Baltic Trading $22 Million Term Loan Facility	529	518
Baltic Trading $44 Million Term Loan Facility	758	737
Total deferred financing costs	44,572	44,290
Less: accumulated amortization	26,570	22,279
Total	$18,002	$22,011

Amortization expense for deferred financing costs for the three months ended June 30, 2014 and 2013 was $2,071 and $1,856, respectively, and $4,291 and $3,691, respectively.  This amortization expense is recorded as a component of interest expense in the Condensed Consolidated Statements of Operations.

16 - FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2014	December 31, 2013
Fixed assets, at cost:
Vessel equipment	$3,666	$4,323
Leasehold improvements	2,679	2,679
Furniture and fixtures	786	786
Computer equipment	794	754
Total costs	7,925	8,542
Less: accumulated depreciation and amortization	3,873	3,438
Total	$4,052	$5,104

Depreciation and amortization expense for fixed assets for the three months ended June 30, 2014 and 2013 was $220 and $226, respectively, and $439 and $454 for the six months ended June 30, 2014 and 2013, respectively.  Refer to Note 4 — Cash Flow Information for information regarding the reclassification from fixed assets to vessels assets during the six months ended June 30, 2014.

17 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2014	December 31, 2013
Accounts payable	$12,777	$5,643
Accrued general and administrative expenses	14,122	8,960
Accrued vessel operating expenses	12,628	12,756
Total	$39,527	$27,359

18 — LIABILITIES SUBJECT TO COMPROMISE

As a result of the filing of the Chapter 11 Cases on April 21, 2014, the payment of pre-petition indebtedness is subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed.  Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Company authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Company’s businesses and assets.  Among other things, the Bankruptcy Court authorized the Company to pay certain pre-petition claims relating to employee wages and benefits, customers, vendors, and suppliers in the ordinary course of business.

The Company has been paying and intends to continue to pay undisputed post-petition claims in the ordinary course of business.  With respect to pre-petition claims, the Company has notified all known claimants of the deadline to file a proof of claim with the Bankruptcy Court. The Company’s Liabilities subject to compromise represent the Company’s current estimate of claims expected to be allowed by the Bankruptcy Court. As of June 30, 2014, the Company cannot reasonably estimate the value of the claims that will ultimately be allowed by the Bankruptcy Court since the Company’s evaluation, investigation and reconciliation of the filed claims has not been completed.

Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  The amounts currently classified as “Liabilities subject to compromise” may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events. Management expects that certain amounts currently classified as “Liabilities subject to compromise” may in fact be paid in the ordinary course as they come due. Any resulting changes in classification will be reflected in subsequent financial statements.

As of June 30, 2014, Liabilities subject to compromise consist of the following:

June 30, 2014
2007 Credit Facility	$1,055,912
$ 100 Million Term Loan Facility	73,561
$ 253 Million Term Loan Facility	175,718
Interest payable	13,199
Terminated interest rate swap liability	5,622
Convertible senior note payable	117,473
Bond coupon interest payable	1,105
Lease obligation for prior office space	828
Pre-petition accounts payable	157
Total	$1,443,575

19 - REVENUE FROM TIME CHARTERS

Total voyage revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters, for the three months ended June 30, 2014 and 2013 was $51,545 and $44,941, respectively, and for the six months ended June 30, 2014 and 2013 was $114,725 and $84,617, respectively.  There was no profit sharing revenue earned during the three and six months ended June 30, 2014 and 2013.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of August 9, 2014, is expected to be $7,132 for the remainder of 2014, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For drydockings, the Company assumes twenty days of offhire.  Future minimum revenue excludes revenue earned for the vessels currently in pool arrangements and vessels that are currently on or will be on spot market-related time charters, as spot rates cannot be estimated, as well as profit sharing revenue.

20 — REORGANIZATION ITEMS, NET

Reorganization items, net represent amounts incurred and recovered subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following for the three and six months ended June 30, 2014:

For the Three and Six Months Ended June 30, 2014
Professional fees incurred	$19,855
Trustee fees incurred	251
Total	$20,106

During the three and six months ended June 30, 2014, there were no items netted with the reorganization items.

21 - COMMITMENTS AND CONTINGENCIES

In September 2005, the Company entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  On January 6, 2012, the Company ceased the use of this space. The Debtors rejected this lease agreement During the three months ended June 30, 2014 and 2013, net rent expense of ($28) and $22, respectively, and ($28) and $131 during the six months ended June 30, 2014 and 2013, respectively, was recorded representing the adjustment of the present value of the Company’s estimating remaining rent expense for the duration of the lease after taking into account estimated future sublease income based on the sublease agreement entered into effective November 1, 2013. The current and long-term lease obligations related to this lease agreement as of December 31, 2013 of $176 and $744, respectively, are recorded in the condensed consolidated balance sheet in Current portion of lease obligations and Long-term lease obligation, respectively.  As a result of the Chapter 11 Cases, the current and long-term lease obligations as of June 30, 2014 related to this lease agreement in the amount of $162 and $666, respectively, have been recorded as Liabilities subject to compromise.  Pursuant to the Plan that was approved by the Bankruptcy Court, the Debtors rejected this lease agreement on the Effective Date.

Prior to the rejection of this lease agreement, future minimum rental payments on the above lease for the next five years and thereafter would be as follows: $259 for the remainder of 2014, $518 for 2015, $529 for 2016, $550 annually for 2017 and 2018 and a total of $1,421 for the remaining term of the lease.  The rental payments would be offset by the contract sublease income, as follows:

$170 for 2014; $340 annually for 2015 through 2016, $347 for 2017, $380 for 2018 and a total of $983 for the remaining term of the sublease.

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011. Following the expiration of the free base rental period, the monthly base rental payments are $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor was obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that will commence immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the entire lease from June 1, 2011 to September 30, 2025 will be $130.  The Company had a long-term lease obligation at June 30, 2014 and December 31, 2013 of $2,658 and $2,370, respectively.  Rent expense pertaining to this lease for the three months ended June 30, 2014 and 2013 was $390 during both periods.  Rent expense pertaining to this lease for the six months ended June 30, 2014 and 2013 was $779 during both periods.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $491 for the remainder of 2014, $1,037 for 2015, $1,076 annually for 2016 and 2017, $916 for 2018 and a total of $15,590 for the remaining term of the lease.

22 - NONVESTED STOCK AWARDS

The table below summarizes the Company’s nonvested stock awards for the six months ended June 30, 2014 under the Genco Shipping & Trading Limited 2005 and 2012 Equity Incentive Plans (the “GS&T Plans”):

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2014	880,465	$7.77
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at June 30, 2014	880,465	$7.77

The total fair value of shares that vested under the GS&T Plans during the six months ended June 30, 2014 and 2013 was $0 and $110, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and six months ended June 30, 2014 and 2013, the Company recognized nonvested stock amortization expense for the GS&T Plans, which is included in general, administrative and management fees, as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
General, administrative, and management fees	$393	$796	$820	$1,565

The fair value of nonvested stock at the grant date is equal to the closing stock price on that date.  The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2014, unrecognized compensation cost of $1,583 related to nonvested stock will be recognized over a weighted-average period of 1.69 years.

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

The following table presents a summary of Baltic Trading’s nonvested stock awards for the six months ended June 30, 2014 under the Baltic Trading Plan:

	Number of Baltic Trading Common Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2014	1,381,429	$6.03
Granted	36,345	6.19
Vested	(176,180)	10.53
Forfeited	—	—

Outstanding at June 30, 2014	1,241,594	$5.39

The total fair value of shares that vested under the Baltic Trading Plan during the six months ended June 30, 2014 and 2013 was $1,143 and $643, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and six months ended June 30, 2014 and 2013, the Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in general, administrative and management fees, as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
General, administrative, and management fees	$908	$351	$1,871	$815

The Company is amortizing Baltic Trading’s grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2014, unrecognized compensation cost of $4,288 related to nonvested stock will be recognized over a weighted-average period of 3.01 years.

23 - SHARE REPURCHASE PROGRAM

Since the inception of its share repurchase program through June 30, 2014, the Company has repurchased and retired 278,300 shares of its common stock for $11,500.  Currently, the terms of the 2007 Credit Facility require the Company to suspend all share repurchases until the Company can represent that it is in a position to again satisfy the collateral maintenance covenant.  No share repurchases were made during the three and six months ended June 30, 2014 and 2013.

24 - LEGAL PROCEEDINGS

Refer to Note 1 — General Information for information concerning the Chapter 11 Cases.

On March 28, 2014, the Genco Auvergne was arrested due to a disputed claim with the charterer of one of the Company’s other vessels, namely the Genco Ardennes. In order for the Company to release the Genco Auvergne from its arrest, the Company entered into a cash collateralized $900 bank guarantee with Skandinaviska Enskilda Banken AB (the “SEB Bank Guarantee”) on April 3, 2014. The vessel has since been released from its arrest and the bank guarantee will remain in an escrow account until the arbitration related to this case is completed. The SEB Bank Guarantee resulted in additional indebtedness by the Company. As the Company is currently in default under the covenants of its 2007 Credit Facility due to the default on a scheduled debt amortization payment due on March 31, 2014, on April 3, 2014 the Company received a consent from the lenders under the 2007 Credit Facility to incur this additional indebtedness. Also, under the $253 Million Term Loan Facility for which the Genco Auvergne is collateralized, the Company may not incur additional indebtedness related to its collateralized vessels under this facility. The Company also received a consent from the lenders under the $253 Million Term Loan Facility on April 3, 2014 in order to enter the SEB Bank Guarantee.  The $900 to collateralize the bank guarantee has been recorded as Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets as of June 30, 2014.

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

25 - SUBSEQUENT EVENTS

Under ASC 852, Reorganizations, fresh-start accounting is required upon emergence from Chapter 11 if (i) the value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity.

The value of the assets of the Company immediately before the date of confirmation were approximately $1,390, which is expected to be less than the total of all post-petition liabilities and allowed claims.  For purposes of this determination, the Company utilized the estimated total of all post-petition liabilities and allowed claims at June 30, 2014 of $1,538.  Although there may be a substantial increase in allowed claims by the Effective Date, it is not expected that any such increase would result in a different determination.  Additionally, the holders of the existing voting shares immediately before the Effective Date held less than 50% of the voting shares of the emerging entity.

Accordingly, the Company will adopt fresh-start accounting as of the Effective Date. Adopting fresh-start accounting results in a new reporting entity with no beginning retained earnings or deficit. The cancellation of all existing shares outstanding on the Effective Date and issuance of new shares of the reorganized entity caused a related change of control of the Company under ASC 852.  Fresh-start accounting also requires that the reporting entity allocate the reorganization value to its assets and liabilities in relation to their fair values upon emergence from Chapter 11.

On July 29, 2014, Baltic Trading declared a dividend of $0.01 per share to be paid on or about August 21, 2014 to shareholders of record as of August 14, 2014.  The aggregate amount of the dividend is expected to be approximately $576, of which approximately $512 will be paid to minority shareholders, which Baltic Trading anticipates will be funded from cash on hand at the time payment is to be made.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines in demand or rates in the drybulk shipping industry; (ii) prolonged weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general, administrative and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) our acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to time charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the Company’s ability to obtain modifications or alternatives to its financing arrangements on acceptable terms; (xvi) the fulfillment of the closing conditions under, or the execution of additional documentation for, Baltic Trading’s agreements to acquire vessels; (xvii) obtaining, completion of definitive documentation for, and funding of financing for the vessel acquisitions on acceptable terms;(xviii) the extent to which our operating results continue to be affected by weakness in market conditions and charter rates;  (xix) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xx) the timing and realization of the recoveries of assets and the payments of claims and the amount of expenses required to recognize such recoveries and reconcile such claims; (xxi) our ability to obtain sufficient and acceptable post-restructuring financing; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent reports on Form 8-K and Form 10-Q.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding vessels of Baltic Trading Limited (“Baltic Trading”), our fleet currently consists of nine Capesize, eight Panamax, 17 Supramax, six Handymax and 13 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 3,810,000 dwt, and the average age of our fleet is currently approximately 9.3 years, as compared to the average age for the world fleet of approximately 9 years for the drybulk shipping segments in which we compete.  We seek to deploy our vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers, including Cargill International S.A., Pacific Basin Chartering Ltd., Swissmarine Services S.A. and Clipper Logger Pool, in which Clipper Group acts as the pool manager.  The majority of the vessels in our current fleet are presently engaged under time charter and spot market-related time charter contracts that expire (assuming the option periods in the time charters are not exercised) between August 2014 and November 2015.

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

See pages 37-41 for a table of all vessels that have been or are expected to be delivered to us, including Baltic Trading’s vessels.

Baltic Trading, formerly our wholly-owned subsidiary, completed its initial public offering, or IPO, on March 15, 2010. On May 28, 2013, Baltic Trading closed an equity offering of 6,419,217 shares of common stock at an offering price of $3.60 per share. Baltic Trading received net proceeds of approximately $21.6 million after deducting underwriters’ fees and expenses. Additionally, on September 25, 2013, Baltic Trading closed an equity offering of 13,800,000 shares of common stock at an offering price of $4.60 per share. Baltic Trading received net proceeds of approximately $59.5 million after deducting underwriters’ fees and expenses. Lastly, on November 18, 2013, Baltic Trading closed an equity offering of 12,650,000 shares of common stock at an offering price of $4.60 per share. Baltic Trading received net proceeds of approximately $55.1 million after deducting underwriters’ fees and expenses. As a result of Baltic Trading’s equity offerings completed on May 28, 2013, September 25, 2013 and November 18, 2013, we were issued 128,383, 276,000 and 253,000 shares, respectively, of Class B stock, which represents 2% of the number of common shares issued. As of June 30, 2014, our wholly-owned subsidiary Genco Investments LLC owned 6,356,471 shares of Baltic Trading’s Class B Stock, which represents an 11.04% ownership interest in Baltic Trading at June 30, 2014 and 65.06% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock. Baltic Trading is consolidated as we control a majority of the voting interest in Baltic Trading. Management’s discussion and analysis of our results of operations and financial condition includes the results of Baltic Trading.

We entered into a long-term management agreement (the “Management Agreement”) with Baltic Trading pursuant to which we apply our expertise and experience in the drybulk industry to provide Baltic Trading with commercial, technical, administrative and strategic services.  The Management Agreement is for an initial term of approximately 15 years and will automatically renew for additional five-year periods unless terminated in accordance with its terms.  Baltic Trading will pay us for the services we provide it as well as reimburse us for our costs and expenses incurred in providing certain of these services.  Management fee income we earn from the Management Agreement net of any allocated shared expenses, such as salary, office expenses and other general and administrative fees, will be taxable to us.  Upon consolidation with Baltic Trading, any management fee income earned is eliminated for financial reporting purposes.  Baltic Trading has the right to terminate the Management Agreement upon the occurrence of certain events, including a Manager Change of Control (as defined in the Management Agreement), without making a termination payment. Some of these have occurred as a result of the transactions contemplated by the Plan, including the consummation of any transaction that results in (i) any “person” (as such term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), other than Peter Georgiopoulos or any of his affiliates, becoming the beneficial owner of 25% of the Company’s voting securities or (ii) the Company’s stock ceasing to be traded on the New York Stock Exchange or any other internationally recognized stock exchange. Therefore, Baltic Trading may have the right to terminate the Management Agreement, although Baltic Trading may be prevented or delayed from doing so because of the effect of applicable bankruptcy law, including the automatic stay provisions of the United States Bankruptcy Code and the provisions of the Prepack Plan and the Confirmation Order.

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

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk carriers from Yangfan Group Co., Ltd. for a purchase of $28.0 million per vessel, or up to $112.0 million in the aggregate. Baltic Trading has agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which Baltic Trading exercised on January 8, 2014. These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The Baltic Hornet and Baltic Wasp are expected to be delivered to Baltic Trading during the third and fourth quarters of 2014, respectively. The Baltic Scorpion and the Baltic Mantis are expected to be delivered to us during the second and third quarters of 2015, respectively. Baltic Trading intends to use a combination of cash on hand and future cash flow from operations as well as debt or equity financing to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and six months ended June 30, 2014 and 2013 on a consolidated basis, which includes the operations of Baltic Trading.

	For the Three Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,183.0	1,001.0	182.0	18.2%
Panamax	728.0	728.0	—	—
Supramax	1,911.0	1,911.0	—	—
Handymax	546.0	546.0	—	—
Handysize	1,638.0	1,456.0	182.0	12.5%

Total	6,006.0	5,642.0	364.0	6.5%

Available days (2)
Capesize	1,183.0	1,001.0	182.0	18.2%
Panamax	699.0	728.0	(29.0)	(4.0)%
Supramax	1,816.1	1,884.5	(68.4)	(3.6)%
Handymax	539.9	531.5	8.4	1.6%
Handysize	1,625.7	1,445.4	180.3	12.5%

Total	5,863.7	5,590.4	273.3	4.9%

Operating days (3)
Capesize	1,182.0	1,001.0	181.0	18.1%
Panamax	697.1	724.0	(26.9)	(3.7)%
Supramax	1,776.7	1,873.3	(96.6)	(5.2)%
Handymax	523.2	525.0	(1.8)	(0.3)%
Handysize	1,534.1	1,440.9	93.2	6.5%

Total	5,713.1	5,564.2	148.9	2.7%

Fleet utilization (4)
Capesize	99.9%	100.0%	(0.1)%	(0.1)%
Panamax	99.7%	99.4%	0.3%	0.3%
Supramax	97.8%	99.4%	(1.6)%	(1.6)%
Handymax	96.9%	98.8%	(1.9)%	(1.9)%
Handysize	94.4%	99.7%	(5.3)%	(5.3)%

Fleet average	97.4%	99.5%	(2.1)%	(2.1)%

	For the Three Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$11,414	$6,064	$5,350	88.2%
Panamax	5,977	7,017	(1,040)	(14.8)%
Supramax	8,244	8,452	(208)	(2.5)%
Handymax	8,629	6,677	1,952	29.2%
Handysize	7,535	7,900	(365)	(4.6)%

Fleet average	8,452	7,526	926	12.3%

Daily vessel operating expenses (6)
Capesize	$5,301	$5,200	$101	1.9%
Panamax	5,528	4,735	793	16.7%
Supramax	5,208	4,684	524	11.2%
Handymax	5,161	4,729	432	9.1%
Handysize	4,567	4,520	47	1.0%

Fleet average	5,086	4,744	342	7.2%

	For the Six Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	2,353.0	1,991.0	362.0	18.2%
Panamax	1,448.0	1,448.0	—	—
Supramax	3,801.0	3,801.0	—	—
Handymax	1,086.0	1,086.0	—	—
Handysize	3,258.0	2,896.0	362.0	12.5%

Total	11,946.0	11,222.0	724.0	6.5%

Available days (2)
Capesize	2,353.0	1,974.6	378.4	19.2%
Panamax	1,378.4	1,448.0	(69.6)	(4.8)%
Supramax	3,612.4	3,746.9	(134.5)	(3.6)%
Handymax	1,039.2	1,066.2	(27.0)	(2.5)%
Handysize	3,173.9	2,869.9	304.0	10.6%

Total	11,556.9	11,105.6	451.3	4.1%

Operating days (3)
Capesize	2,351.4	1,973.1	378.3	19.2%
Panamax	1,375.5	1,429.5	(54.0)	(3.8)%
Supramax	3,560.5	3,729.7	(169.2)	(4.5)%
Handymax	1,015.8	1,053.9	(38.1)	(3.6)%
Handysize	3,066.8	2,854.4	212.4	7.4%

Total	11,370.0	11,040.6	329.4	3.0%

Fleet utilization (4)
Capesize	99.9%	99.9%	—	—
Panamax	99.8%	98.7%	1.1%	1.1%
Supramax	98.6%	99.5%	(0.9)%	(0.9)%
Handymax	97.8%	98.8%	(1.0)%	(1.0)%
Handysize	96.6%	99.5%	(2.9)%	(2.9)%

Fleet average	98.4%	99.4%	(1.0)%	(1.0)%

	For the Six Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$13,578	$5,932	$7,646	128.9%
Panamax	7,822	6,821	1,001	14.7%
Supramax	8,891	8,080	811	10.0%
Handymax	8,714	6,790	1,924	28.3%
Handysize	8,470	7,448	1,022	13.7%

Fleet average	9,586	7,247	2,339	32.3%

Daily vessel operating expenses (6)
Capesize	$5,378	$5,436	$(58)	(1.1)%
Panamax	5,469	4,976	493	9.9%
Supramax	5,286	4,704	582	12.4%
Handymax	5,025	4,637	388	8.4%
Handysize	4,803	4,469	334	7.5%

Fleet average	5,171	4,802	369	7.7%

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Voyage revenues (in thousands)	$51,545	$44,941	$114,725	$84,617
Voyage expenses (in thousands)	1,983	2,867	3,940	4,139
	$49,562	$42,074	$110,785	$80,478
Total available days	5,863.7	5,590.4	11,556.9	11,105.6
Total TCE rate	$8,452	$7,526	$9,586	$7,247

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

Operating Data

	For the Three Months Ended June 30,
	2014	2013	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$51,545	$44,941	$6,604	14.7%
Service revenues	819	819	—	—

Total revenues	52,364	45,760	6,604	14.4%

Operating Expenses:
Voyage expenses	1,983	2,867	(884)	(30.8)%
Vessel operating expenses	30,545	26,766	3,779	14.1%
General, administrative and management fees	9,850	8,480	1,370	16.2%
Depreciation and amortization	36,538	34,722	1,816	5.2%

Total operating expenses	78,916	72,835	6,081	8.3%

Operating loss	(26,552)	(27,075)	523	(1.9)%
Other expense	(18,535)	(21,571)	3,036	(14.1)%

Loss before reorganization items, net	(45,087)	(48,646)	3,559	(7.3)%
Reorganization items, net	(20,106)	—	(20,106)	100.0%

Loss before income taxes	(65,193)	(48,646)	(16,547)	34.0%
Income tax expense	(364)	(294)	(70)	23.8%

Net loss	(65,557)	(48,940)	(16,617)	34.0%
Less: Net loss attributable to noncontrolling interest	(5,033)	(3,571)	(1,462)	40.9%
Net loss attributable to Genco Shipping & Trading Limited	$(60,524)	$(45,369)	$(15,155)	33.4%

Net loss per share - basic	$(1.39)	$(1.05)	$(0.34)	32.4%
Net loss per share - diluted	$(1.39)	$(1.05)	$(0.34)	32.4%
Dividends declared and paid per share	$—	$—	$—	—
Weighted average common shares outstanding - basic	43,568,942	43,196,895	372,047	0.9%
Weighted average common shares outstanding - diluted	43,568,942	43,196,895	372,047	0.9%

EBITDA (1)	$(5,137)	$11,185	$(16,322)	(145.9)%

	For the Six Months Ended June 30,
	2014	2013	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$114,725	$84,617	$30,108	35.6%
Service revenues	1,629	1,629	—	—

Total revenues	116,354	86,246	30,108	34.9%

Operating Expenses:
Voyage expenses	3,940	4,139	(199)	(4.8)%
Vessel operating expenses	61,768	53,885	7,883	14.6%
General, administrative and management fees	25,226	16,672	8,554	51.3%
Depreciation and amortization	72,739	69,100	3,639	5.3%

Total operating expenses	163,673	143,796	19,877	13.8%

Operating loss	(47,319)	(57,550)	10,231	(17.8)%
Other expense	(39,594)	(42,822)	3,228	(7.5)%

Loss before reorganization items, net	(86,913)	(100,372)	13,459	(13.4)%
Reorganization items, net	(20,106)	—	(20,106)	100.0%

Loss before income taxes	(107,019)	(100,372)	(6,647)	6.6%
Income tax expense	(777)	(518)	(259)	50.0%

Net loss	(107,796)	(100,890)	(6,906)	6.8%
Less: Net loss attributable to noncontrolling interest	(8,166)	(7,358)	(808)	11.0%
Net loss attributable to Genco Shipping & Trading Limited	$(99,630)	$(93,532)	$(6,098)	6.5%

Net loss per share - basic	$(2.29)	$(2.17)	$(0.12)	5.5%
Net loss per share - diluted	$(2.29)	$(2.17)	$(0.12)	5.5%
Dividends declared and paid per share	$—	$—	$—	—
Weighted average common shares outstanding - basic	43,568,942	43,179,300	389,642	0.9%
Weighted average common shares outstanding - diluted	43,568,942	43,179,300	389,642	0.9%

EBITDA (1)	$13,373	$18,895	$(5,522)	(29.2)%

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Net loss attributable to Genco Shipping & Trading Limited	$(60,524)	$(45,369)	$(99,630)	$(93,532)
Net interest expense	18,485	21,538	39,487	42,809
Income tax expense	364	294	777	518
Depreciation and amortization	36,538	34,722	72,739	69,100
EBITDA (1)	$(5,137)	$11,185	$13,373	$18,895

Results of Operations

The following tables set forth information about the vessels in our fleet, including Baltic Trading’s vessels, as of August 15, 2014:

Genco Shipping & Trading Limited

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	April 2015	104% of BCI
Genco Tiberius	2007	Cargill International S.A.	December 2014	102% of BCI
Genco London	2007	Cargill International S.A.	September 2014	100% of BCI
Genco Titus	2007	Swissmarine Services S.A.	Oct. 2014/Mar. 2015	100%/104.5% of BCI(3)
Genco Constantine	2008	Cargill International S.A.	February 2015	102% of BCI
Genco Hadrian	2008	Swissmarine Services S.A.	October 2014	98.5% of BCI
Genco Commodus	2009	Swissmarine Services S.A.	March 2015	100% of BCI
Genco Maximus	2009	Swissmarine Services S.A.	February 2015	100% of BCI
Genco Claudius	2010	Swissmarine Services S.A.	Oct. 2014/Sept. 2015	99% of BCI(4)

Panamax Vessels
Genco Beauty	1999	Navig8 Inc.	February 2015	94.5% of BPI(5)
Genco Knight	1999	Swissmarine Services S.A.	March 2015	99% of BPI
Genco Leader	1999	TTMI Sarl	November 2014	100% of BPI
Genco Vigour	1999	Swissmarine Services S.A.	February 2015	98% of BPI
Genco Acheron	1999	Swissmarine Services S.A.	December 2014	100% of BPI
Genco Surprise	1998	Swissmarine Services S.A.	May 2015	100% of BPI
Genco Raptor	2007	Global Maritime Investments Ltd.	September 2014	100% of BPI
Genco Thunder	2007	Swissmarine Services S.A.	February 2015	100% of BPI

Supramax Vessels
Genco Predator	2005	D’Amico Dry Ltd.	October 2014	101% of BSI
Genco Warrior	2005	Pacific Basin Chartering Ltd.	September 2014	101% of BSI
Genco Hunter	2007	Pacific Basin Chartering Ltd.	September 2014	107% of BSI
Genco Cavalier	2007	Dalian Suntime International Co., Ltd.	August 2014	$10,000
Genco Lorraine	2009	Pioneer Navigation Ltd.	September 2014	$7,500
Genco Loire	2009	Caltrek Freight and Trading Ltd.	November 2014	91.5% of BSI(6)
Genco Aquitaine	2009	Bulkhandling Handymax A/S	March 2015	Spot Pool(7)
Genco Ardennes	2009	Bulkhandling Handymax A/S	March 2015	Spot Pool(8)
Genco Auvergne	2009	Pioneer Navigation Ltd.	September 2014	100% of BSI
Genco Bourgogne	2010	Thoresen Shipping Singapore Pte. Ltd.	October 2014	$10,250
Genco Brittany	2010	D’Amico Dry Ltd.	October 2014	100% of BSI
Genco Languedoc	2010	D’Amico Dry Ltd.	January 2015	100% of BSI
Genco Normandy	2007	Oldendorff GMBH & Co.	September 2014	$6,500(9)

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)
Genco Picardy	2005	Pioneer Navigation Ltd.	December 2014	101% of BSI
Genco Provence	2004	Pacific Glory Shipping Pte. Ltd.	September 2014	$6,500(10)
Genco Pyrenees	2010	Bulk Marine	August 2014	$9,000(11)
Genco Rhone	2011	Pioneer Navigation Ltd.	November 2015	100% of BSI

Handymax Vessels
Genco Success	1997	Transbulk Shipping Corporation Ltd	September 2014	$6,250(12)
Genco Carrier	1998	China Pacific Maritime Inc.	September 2014	$4,250(13)
Genco Prosperity	1997	Western Bulk Pte. Ltd.	August 2014	$5,875(14)
Genco Wisdom	1997	ED & F MAN Shipping Ltd.	December 2014	90% of BSI
Genco Marine	1996	Asia Maritime Pacific Chartering Ltd.	September 2014	$8,250(15)
Genco Muse	2001	Asia Maritime Pacific Chartering Ltd.	September 2014	$10,750

Handysize Vessels
Genco Sugar	1998	Clipper Logger Pool	February 2015	Spot Pool(16)
Genco Pioneer	1999	Clipper Logger Pool	February 2015	Spot Pool(16)
Genco Progress	1999	Clipper Logger Pool	February 2015	Spot Pool(16)
Genco Explorer	1999	Clipper Logger Pool	February 2015	Spot Pool(16)
Genco Reliance	1999	Lauritzen Bulkers A/S	September 2014	Spot Pool(17)
Genco Charger	2005	Pacific Basin Chartering Ltd.	February 2015	100% of BHSI
Genco Challenger	2003	Pacific Basin Chartering Ltd.	February 2015	100% of BHSI
Genco Champion	2006	Pacific Basin Chartering Ltd.	August 2015	100% of BHSI
Genco Ocean	2010	Pioneer Navigation Ltd.	March 2015	107% of BHSI
Genco Bay	2010	Pacific Basin Chartering Ltd.	December 2014	107% of BHSI
Genco Avra	2011	Pioneer Navigation Ltd.	September 2015	107% of BHSI
Genco Mare	2011	Cargill International S.A.	May 2015	115% of BHSI
Genco Spirit	2011	Cargill International S.A.	September 2014	$8,500-$13,500 with 50% profit sharing(18)

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

(3) We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter for 4.5 to 7.5 months based on 104.5% of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 104.5%.  The vessel is estimated to enter drydocking for scheduled repairs between October 15, 2014 and December 15, 2014.  The extension will begin once the drydocking is completed.

(4) We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter based on 99% of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  The minimum and maximum expiration dates of the time charter are September 15, 2015 and November 15, 2015, respectively.  Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 99%.  The extension is expected to begin on or about October 1, 2014.

(5) We have reached an agreement with Navig8 Inc. on a spot market-related time charter for 6.5 to 9.5 months based on 94.5% of the Baltic Panamax Index, published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Panamax FFA values at 94.5%.  The vessel delivered to charterers on August 12, 2014 after the completion of drydocking for scheduled repairs.

(6) We have reached an agreement with Caltrek Freight and Trading Ltd. on a spot market-related time charter for 4.5 to 6.5 months based on 91.5% of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports, except for the initial 30 days in which the hire rate will be $4,000 per day.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 91.5%.  The vessel delivered to charterers on July 13, 2014.  The vessel redelivered to Genco on June 14, 2014.  The vessel redelivered without charterers tendering 30-day redelivery notice.

(7) We have reached an agreement to enter this vessel into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager.  The vessel will remain in the pool for a minimum period of four months at which point Genco can withdraw the vessel with three months’ notice.  The vessel is expected to enter the pool on or about August 16, 2014 after the completion of drydocking for scheduled repairs.

(8) We have reached an agreement to enter this vessel into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager.  The vessel will remain in the pool for a minimum period of four months at which point Genco can withdraw the vessel with three months’ notice.  The vessel is expected to enter the pool on or about August 30, 2014 after the completion of drydocking for scheduled repairs.

(9) We have agreed to an extension with Oldendorff GMBH & Co. on a time charter for two to three laden legs at a rate of $6,500 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The extension began on June 7, 2014.

(10)  We have reached an agreement with Pacific Glory Shipping Pte. Ltd. on a time charter for approximately 65 days at a rate of $6,500 per day.  If the time charter exceeds 65 days, the vessel will earn a hire rate of $11,000 per day thereafter.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on June 19, 2014 after repositioning.  The vessel redelivered to Genco from the previous charterer on May 22, 2014 and was in drydock for scheduled repairs until June 10, 2014.

(11) We have reached an agreement with Bulk Marine on a time charter for approximately 30 days at a rate of $9,000 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on July 18, 2014 after repositioning. The vessel redelivered to Genco from the previous charterer on July 10, 2014.

(12) We have reached an agreement with Transbulk Shipping Corporation Ltd. on a time charter for approximately 65 days at a rate of $6,250 per day.  If the time charter exceeds 65 days, the vessel will earn a hire rate of $9,750 per day thereafter.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on July 22, 2014.

(13) We have reached an agreement with China Pacific Maritime Inc. on a time charter for approximately 70 days at a rate of $4,250 per day.  If the time charter exceeds 70 days, the vessel will earn a hire rate of $9,300 per day thereafter. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on July 16, 2014.

(14) We have reached an agreement with Western Bulk Pte. Ltd. on a time charter for approximately 20 days at a rate of $5,875 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on August 2, 2014.

(15) We have agreed to an extension with Asia Maritime Pacific Chartering Ltd. on a time charter for 2 to 3.5 months at a rate of $8,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The extension began on July 7, 2014.

(16) We have reached an agreement to enter these vessels into the Clipper Logger Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager.  We can withdraw the vessels with a minimum notice of six months.

(17) This vessel is currently in the LB/IVS Pool whereby Lauritzen Bulkers A/S acts as the pool manager.

(18) The rate for the spot market-related time charter is linked with a floor of $8,500 and a ceiling of $13,500 daily with a 50% profit sharing arrangement to apply to any amount above the ceiling. The rate is based on 115% of the average of the daily rates of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in advance net of a 5.00% third-party brokerage commission.  This vessel was acquired with an existing time charter with a below-market rate. For the below-market time charter, Genco allocates the purchase price between the vessel and an intangible liability for the value assigned to the below-market charter-hire. This intangible liability is amortized as an increase to voyage revenues over the minimum remaining terms of the applicable charter, at which point the liability will be amortized to zero and the vessel will begin earning the ‘‘Cash Daily Rate.’’ For cash flow purposes, Genco will continue to receive the rate presented in the ‘‘Cash Daily Rate’’ column until the charter expires.  Specifically, for the Genco Spirit, the daily amount of amortization associated with the below-market rate is approximately $200 per day over the actual cash rate earned.

Baltic Trading Limited

Vessel	Year Built	Charterer	Charter Expiration(1)	Cash Daily Rate	Expected Delivery(2)

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	February 2015	101.5% of BCI (3)
Baltic Wolf	2010	Cargill International S.A.	September 2014	100% of BCI (4)
Baltic Tiger	2011	Swissmarine Services S.A	October 2014	102.75% of BCI (5)
Baltic Lion	2012	Cargill International S.A.	November 2014	102.75% of BCI (6)

Ultramax Vessels
Baltic Hornet	2014	TBD	TBD	TBD	Q3 2014
Baltic Wasp	2014	TBD	TBD	TBD	Q4 2014

Baltic Scorpion	2015	TBD	TBD	TBD	Q2 2015
Baltic Mantis	2015	TBD	TBD	TBD	Q3 2015

Supramax Vessels
Baltic Leopard	2009	Bulkhandling Handymax A/S	November 2014	Spot Pool (7)
Baltic Panther	2009	Bulkhandling Handymax A/S	November 2014	Spot Pool (8)
Baltic Jaguar	2009	Bulkhandling Handymax A/S	January 2015	Spot Pool (9)
Baltic Cougar	2009	Bulkhandling Handymax A/S	November 2014	Spot Pool (8)

Handysize Vessels
Baltic Wind	2009	Agriculture & Energy Carriers Ltd.	September 2014	110% of BHSI (10)
Baltic Cove	2010	Trammo Bulk Carriers	January 2015	106% of BHSI (11)
Baltic Breeze	2010	Cargill International S.A.	August 2014	115% of BHSI (12)
Baltic Fox	2010	Clipper Logger Pool	September 2015	Spot Pool (13)
Baltic Hare	2009	Clipper Logger Pool	September 2015	Spot Pool (13)

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

(7)         We have reached an agreement to enter this vessel into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. The vessel will remain in the pool for a minimum period of three months at which point Baltic Trading can withdraw the vessel with three months’ notice.  The vessel entered the pool on May 28, 2014 after the completion of drydocking for scheduled repairs.

(8)        We have reached an agreement to enter these vessels into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. Baltic Trading can withdraw a vessel with three months’ notice.

(9)         We have reached an agreement to enter this vessel into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager.  The vessel will remain in the pool for a minimum of four months at which point Baltic Trading can withdraw the vessel with three months’ notice.  The vessel entered the pool on June 20, 2014.  However, for the initial 25 days, the vessel will earn a hire rate of $5,000 per day.

(10)  We have agreed to an extension with Agriculture & Energy Carriers Ltd. on a spot-market related time charter for 2 to 4.5 months based on 110% of the average of the daily rates of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.  The extension began on May 26, 2014.

(11)  We have reached an agreement with Trammo Bulk Carriers on a spot market-related time charter for 10.5 months to a maximum expiration date of April 1, 2015 based on 106% of the average of the daily rates of the BHSI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T. The vessel delivered to charterers on February 15, 2014.

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

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

VOYAGE REVENUES-

For the three months ended June 30, 2014, voyage revenues increased 14.7% to $51.5 million as compared to $44.9 million for the three months ended June 30, 2013.  The increase in voyage revenues was primarily due to higher spot market rates achieved by our Capesize vessels.  Included in the increase in voyage revenues was an increase in revenues earned by Baltic Trading’s vessels of $4.3 million due to higher spot market rates achieved by its Capesize vessels, as well as the increase in the size of its fleet.

The average Time Charter Equivalent (“TCE”) rate of our fleet increased 12.3% to $8,452 a day for the three months ended June 30, 2014 from $7,526 a day for the three months ended June 30, 2013.  The increase in TCE rates resulted from higher spot market rates achieved by our Capesize vessels during the second quarter of 2014 as compared to the same period last year, as well as the operation of the two additional Capesize vessels delivered to Baltic Trading during the fourth quarter of 2013, namely the Baltic Lion and Baltic Tiger.  During the second quarter of 2014, excess vessel supply continued to weigh on the drybulk market, particularly during periods of weaker demand.  Lower Brazilian iron ore fixtures than the second half of 2013, a destocking period for coking coal in China, fewer soybean exports out of Argentina and the Indonesian mineral ore ban all contributed towards a softer freight rate environment.

For the three months ended June 30, 2014 and 2013, we had 6,006.0 and 5,642.0 ownership days, respectively.  The increase in ownership days is a result of the delivery of four Baltic Trading vessels during the second half of 2013.  Fleet utilization decreased to 97.4% during the three months ended June 30, 2014 as compared to 99.5% during the same period during 2013 primarily due to additional offhire of 91 days for the Genco Reliance during the three months ended June 30, 2014.  The Genco Reliance was having repairs completed on its rudder after there was damage to the vessel due to a failure of its steering gear.  Total estimated offhire for this claim is approximately 104 days and began on March 18, 2014.  We expect to receive reimbursement from our insurance carrier under our Loss of Hire policy.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day.  During the three months ended June 30, 2014 and 2013, total service revenue was $0.8 million during both periods.

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

Voyage expenses decreased by $0.9 million from $2.9 million during the three months ended June 30, 2013 as compared to $2.0 million during the three months ended June 30, 2014.  The decrease in voyage expenses was primarily due to a decrease in bunker consumption during the second quarter of 2014 as there were additional ballast legs of time charters during which we consumed bunkers during the second quarter of 2013.  The cost of bunkers consumed during short-term time charters also decreased during the second quarter of 2014 as compared to the same period during 2013.  These decreases were partially offset by a $0.2 million increase in voyage expenses for Baltic Trading vessels which was due to an increase in third-party broker commissions as a result of the increase in voyage revenue earned during second quarter of 2014 as compared to the second quarter of 2013, as well as an increase in bunkers consumed during drydockings.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $3.8 million to $30.5 million for the three months ended June 30, 2014 as compared to $26.8 million for the three months ended June 30, 2013.  This increase was primarily due to the operation of a larger fleet as a result of the delivery of four Baltic Trading vessels during the second half of 2013, as well as higher maintenance related expenses incurred during drydocking for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Daily vessel operating expenses increased to $5,086 per vessel per day for the three months ended June 30, 2014 from $4,744 per day for the three months ended June 30, 2013.  The increase in daily vessel operating expenses was due to higher maintenance related expenses incurred during drydocking and higher crew costs.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended June 30, 2014 were $204 below the weighted-average budgeted rate of $5,290 per vessel per day.

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

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the three months ended June 30, 2014 and 2013, general, administrative and management fees were $9.9 million and $8.5 million, respectively.  The increase was primarily due to our pre-petition expenses related to our Chapter 11 Cases incurred during the three months ended June 30, 2014.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees increased marginally due to the delivery of four Baltic Trading vessels during the second half of 2014.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $1.8 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily due to the operation of a larger fleet, including the four Baltic Trading vessels delivered during the second half of 2013, as well as an increase in the amortization of deferred drydocking costs.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended June 30, 2014 and 2013, net interest expense was $18.5 million and $21.5 million, respectively.  Net interest expense during the three months ended June 30, 2014 and 2013 consisted of interest expense under our 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility, and Baltic Trading’s $150 million senior secured revolving credit facility (the “2010 Baltic Trading Credit Facility”), as well as interest expense related to our 5.0% Convertible Senior Notes (the “2010 Notes”) recorded up until the Petition Date.  Additionally, interest income, unused commitment fees associated with the aforementioned credit facilities as well as the amortization of deferred financing costs related to the aforementioned credit facilities are included in net interest expense during the three months ended June 30, 2014 and 2013.  Net interest expense during the three months ended June 30, 2014 also includes interest expense under the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility, which were entered into on August 30, 2013 and December 3, 2013, respectively.

The decrease in net interest expense for the second quarter of 2014 as compared to the second quarter of 2013 was primarily due to a decrease in interest expense associated with the interest rate swap agreements as three interest rate swap agreements expired during the first quarter of 2014, as well as a decrease in interest expense related to the 2010 Notes as we ceased accreting the liability related to the 2010 Notes and accruing for the related coupon payment on the Petition Date of April 21, 2014.  Refer to Note 10 — Convertible Senior Notes and Note 11 — Interest Rate Swap Agreements in our condensed consolidated financial statements.  These decreases were partially offset by the interest expense and the amortization of deferred financing costs recorded during the second quarter of 2014 associated with the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility, which were entered into by Baltic Trading effective August 30, 2013 and December 3, 2013, respectively.  Refer to Note 9 — Debt in our condensed consolidated financial statements and the 2013 10-K for more information regarding the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility.

REORGANIZATION ITEMS, NET-

For the three months ended June 30, 2014, reorganization items were $20.1 million.  These reorganization items include trustee fees and professional fees incurred after the Petition Date in relation to the Chapter 11 Cases.  There were no reorganization items during the three months ended June 30, 2013 as the Petition Date was April 21, 2014.

INCOME TAX EXPENSE-

For the three months ended June 30, 2014, income tax expense was $0.4 million as compared to $0.3 million during the three months ended June 30, 2013.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our condensed consolidated financial statements.  Income tax expense increased during the three months ended June 30, 2014 as compared to the same period during the prior year primarily due to higher commercial service revenue due to Genco (USA) from Baltic Trading pursuant to the Management Agreement as a result of higher charter rates achieved by Baltic Trading’s fleet, as well as an increase in commercial service revenue and technical management fees earned for the four vessels delivered to Baltic Trading during the second half of 2013.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the three months ended June 30, 2014 and 2013, net loss attributable to noncontrolling interest was $5.0 million and $3.6 million, respectively.  These amounts represent the net loss attributable to the noncontrolling interest of Baltic Trading.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

VOYAGE REVENUES-

For the six months ended June 30, 2014, voyage revenues increased 35.6% to $114.7 million versus $84.6 million for the six months ended June 30, 2013.  Revenues increased by approximately $30.1 million primarily due to higher charter rates achieved by the majority of our vessels.  Included in the increase in voyage revenues was an increase in revenues earned by Baltic Trading’s vessels of $11.4 million due to higher spot market rates achieved by a majority of it vessels, as well as the increase in the size of its fleet.

The average TCE rate of our fleet increased 32.3% to $9,586 a day for the six months ended June 30, 2014 from $7,247 a day for the six months ended June 30, 2013.  The increase in the TCE rate was due to higher charter rates achieved the majority of our vessels as well as the operation of the two additional Capesize vessels delivered to Baltic Trading during the fourth quarter of 2013, namely the Baltic Lion and Baltic Tiger.

For the six months ended June 30, 2014 and 2013, we had 11,946.0 and 11,211.0 ownership days, respectively.  The increase in ownership days is a result of the delivery of four Baltic Trading vessels during the second half of 2013.  Fleet utilization decreased marginally to 98.4% during the six months ended June 30, 2014 as compared to 99.4% during the same period during 2013.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day.  During the six months ended June 30, 2014 and 2013, total service revenue was $1.6 million during both periods.

VOYAGE EXPENSES-

For the six months ended June 30, 2014 and 2013, voyage expenses decreased marginally to $3.9 million from $4.1 million, respectively.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $7.9 million to $61.8 million for the six months ended June 30, 2014 as compared to $53.9 million for the six months ended June 30, 2013. This increase was primarily due to the operation of a larger fleet as a result of the delivery of four Baltic Trading vessels during the second half of 2013, as well as higher maintenance related expenses incurred during drydocking for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Daily vessel operating expenses increased to $5,171 per vessel per day for the six months ended June 30, 2014 from $4,802 per day for the six months ended June 30, 2013.  The increase in daily vessel operating expenses was due to higher maintenance related expenses incurred during drydocking and higher crew costs.   We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the six months ended June 30, 2014 were $119 below the weighted-average budgeted rate of approximately $5,290 per vessel per day, which includes Baltic Trading’s vessels.

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the six months ended June 30, 2014 and 2013, general, administrative and management fees increased to $25.2 million during the six months ended June 30, 2014 as compared to $16.7 million during the six months ended June 30, 2013. The increase was primarily due to our pre-petition expenses related to our Chapter 11 Cases incurred during the six months ended June 30, 2014.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees increased marginally due to the delivery of four Baltic Trading vessels during the second half of 2014.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $3.6 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to the operation of a larger fleet, including the four Baltic Trading vessels delivered during the second half of 2013, as well as an increase in the amortization of deferred drydocking costs.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the six months ended June 30, 2014 and 2013, net interest expense was $39.5 million and $42.8 million, respectively.  Net interest expense during the six months ended June 30, 2014 and 2013 consisted of interest expense under our 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility, and the 2010 Baltic Trading Credit Facility, as well as interest expense related to our 2010 Notes recorded up until the Petition Date.  Additionally, interest income, unused commitment fees associated with the aforementioned credit facilities as well as the amortization of deferred financing costs related to the aforementioned credit facilities are included in net interest expense during the six months ended June 30, 2014 and 2013.  Net interest expense during the six months ended June 30, 2014 also includes interest expense under the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility, which were entered into on August 30, 2013 and December 3, 2013, respectively.

The decrease in net interest expense for the six months ended June 30, 2014 as compared to the same period during 2013 was primarily due to a decrease in interest expense associated with the interest rate swap agreements as three interest rate swap agreements expired during the first quarter of 2014, as well as a decrease in interest expense related to the 2010 Notes as we ceased accreting the liability related to the 2010 Notes and accruing for the related coupon payment on the Petition Date of April 21, 2014.  Refer to Note 10 — Convertible Senior Notes and Note 11 — Interest Rate Swap Agreements in our condensed consolidated financial statements.  These decreases were partially offset by the interest expense and the amortization of deferred financing costs recorded during the six months ended June 30, 2014 associated with the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility, which were entered into by Baltic Trading effective August 30, 2013 and December 3, 2013, respectively.  Refer to Note 9 — Debt in our condensed consolidated financial statements and the 2013 10-K for more information regarding the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility.

INCOME TAX EXPENSE-

For the six months ended June 30, 2014, income tax expense was $0.8 million as compared to $0.5 million during the six months ended June 30, 2013.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our condensed consolidated financial statements for further information.  Income tax expense increased during the six months ended June 30, 2014 as compared to the same period during the prior year primarily due to higher commercial service revenue due to Genco (USA) from Baltic Trading pursuant to the Management Agreement as a result of higher charter rates achieved by Baltic Trading’s fleet, as well as an increase in commercial service revenue and technical management fees earned for the four vessels delivered to Baltic Trading during the second half of 2013.

REORGANIZATION ITEMS, NET-

For the six months ended June 30, 2014, reorganization items were $20.1 million.  These reorganization items include trustee fees and professional fees incurred after the Petition Date in relation to the Chapter 11 Cases.  There were no reorganization items during the six months ended June 30, 2013 as the Petition Date was April 21, 2014.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the six months ended June 30, 2014 and 2013, net loss attributable to noncontrolling interest was $8.2 million and $7.4 million, respectively.  These amounts represent the net loss attributable to the noncontrolling interest of Baltic Trading.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are operating cash flows, equity financings, issuance of long-term debt securities, and long-term bank borrowings. Our principal use of funds is capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and repayments on outstanding loan facilities. Historically, we had also used funds to pay dividends and to repurchase our common stock from time to time. We have not declared or paid any dividends since the third quarter of 2008 and currently do not plan to resume the payment of dividends. Moreover, pursuant to restrictions under our debt instruments, we are prohibited from paying dividends. Future dividends, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, results of operations, required capital expenditures or reserves, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. See below for descriptions of our historical dividends.

Our historical practice has been to acquire vessels or newbuilding contracts using a combination of issuances of equity securities, bank debt secured by mortgages on our vessels and shares of the common stock of our shipowning subsidiaries, and long-term debt securities.

Our current liquidity needs arise primarily from drydocking for our vessels, and working capital requirements as may be needed to support our business and payments required under our indebtedness. We expect that our primary sources of liquidity will be cash flow from operations, cash on hand, and the proceeds of the $100 million rights offering that was consummated in connection with the Chapter 11 cases. We expect that, our liquidity needs will continue to arise primarily from capital expenditures for our vessels, working capital requirements as may be needed to support our business and payments required under our indebtedness..

As of June 30, 2014, we had approximately $40.7 million of cash and cash equivalents on hand (including restricted cash), excluding cash held by Baltic Trading and its subsidiaries. Notwithstanding the impact of the Chapter 11 Cases on our liquidity, including the stay of payments on our obligations, our current and future liquidity will greatly depend upon our operating results. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, including our ongoing reorganization activities, the economic or business environment in which we operate, weakness in shipping industry conditions, the financial condition of our customers, vendors and service providers, our ability to comply with the financial and other covenants of any post-restructuring indebtedness, our ability to reorganize our capital structure under bankruptcy court supervision in the Chapter 11 Case, and other factors. Furthermore, as a result of the challenging market conditions we continue to face, we anticipate continued net cash used in operating activities after reorganization and capital expenditures. Additionally, the Chapter 11 Case and related matters could negatively impact our financial condition.

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

On May 28, 2013, Baltic Trading closed on an equity offering of 6,419,217 shares of Baltic Trading common stock at an offering price of $3.60 per share. Baltic Trading received net proceeds of $21.6 million after deducting underwriters’ fees and expenses. On September 25, 2013, Baltic Trading closed on an equity offering of 13,800,000 shares of Baltic Trading common stock at an offering price of $4.60 per share. Baltic Trading received net proceeds of $59.5 million after deducting underwriters’ fees and expenses. On November 18, 2013, we closed an equity offering of 12,650,000 shares of common stock at an offering price of $4.60 per share. We received net proceeds of $55.1 million after deducting underwriters’ fees and expenses. Our wholly-owned subsidiary Genco Investments LLC was issued 128,383, 276,000 and 253,000 shares of Baltic Trading’s Class B Stock on May 28, 2013, September 25, 2013 and November 18, 2013, respectively, which represented 2% of the number of common shares issued pursuant to the Subscription Agreement between Genco Investments LLC and Baltic Trading. As of June 30, 2014, Genco Investments LLC owns 6,356,471 shares of Baltic Trading’s Class B Stock, which represents an 11.04% ownership interest in Baltic Trading and 65.06% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.

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

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28.0 million per vessel, or up to $112.0 million in the aggregate. Baltic Trading agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same price, which Baltic Trading exercised on January 8, 2014. These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The Baltic Hornet and Baltic Wasp are expected to be delivered to Baltic Trading during the third and fourth quarters of 2014, respectively. The Baltic Scorpion and the Baltic Mantis are expected to be delivered to Baltic Trading during the second and third quarters of 2015, respectively. Baltic Trading intends to use a combination of cash on hand and future cash flow from operations as well as debt or equity financing to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

Dividend Policy

Historically, our dividend policy, which commenced in November 2005, has been to declare quarterly distributions to shareholders by each February, May, August and November, substantially equal to our available cash from operations during the previous quarter, less cash expenses for that quarter (principally vessel operating expenses and debt service) and any reserves our

Board of Directors determines we should maintain.  These reserves covered, among other things, drydocking, repairs, claims, liabilities and other obligations, interest expense and debt amortization, acquisitions of additional assets and working capital.  In the future, we may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.  Under the current terms of the 2007 Credit Facility, we were required to suspend the payment of cash dividends until we can represent that we are in a position to satisfy the collateral maintenance covenant.  Refer to the 2013 10-K for further information regarding the current terms of the 2007 Credit Facility.  As such, a dividend has not been declared during 2009, 2010, 2011, 2012, 2013 or the six months ended March 31, 2014.

As a result of the 2009 Amendment to the 2007 Credit Facility, we suspended the payment of cash dividends effective for the fourth quarter of 2008, and payment of cash dividends will remain suspended until we can meet the collateral maintenance covenant contained in the 2007 Credit Facility.  In addition, under the terms of the August 2012 Agreements, we were prohibited from paying dividends through December 31, 2013, and we were n default under the terms of the 2007 Credit Facility as we did not pay the debt amortization payment of $48.2 million that was due on March 31, 2014 and we were in Chapter 11 as of June 30, 2014.  Under the terms of the $253 Million Term Loan Facility and the $100 Million Term Loan Facility as amended in connection with the Prepack Plan, we are prohibited from paying dividends through March 31, 2015.

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

Cash Flow

Net cash used in operating activities for the six months ended June 30, 2014 and 2013 was $23.1 million and $25.3 million, respectively. The decrease in cash used by operating activities was partially due to a net loss of $107.8 million for the six months ended June 30, 2014 compared to a net loss of $100.9 million for the six months ended June 30, 2013, which resulted from reorganization expenses incurred related to our Chapter 11 Cases partially offset by the expansion of our fleet, as well higher charter rates achieved in the first half of 2014 versus the same period in 2013 by the majority of the vessels in our fleet. As a result of the increase in the size of our fleet, depreciation increased by $3.6 million for the six months ended June 30, 2014 compared to the prior year period.  Additionally, there was a $12.4 million increase in accounts payable and accrued expenses related to restructuring expenses incurred related to our Chapter 11 Cases, as well as the timing of drydocking related expenses, in addition to a $7.9 million increase in deferred drydocking costs incurred during the first half of 2014 as a total of 15 vessels completed drydockings during the first half of 2014, including six of Baltic Trading’s vessels.

Net cash used in investing activities for the six months ended June 30, 2014 and 2013 was $30.3 million and $0.2 million, respectively.  Net cash used in investing activities for the six months ended June 30, 2014 consisted primarily of $29.8 million of vessel asset purchases, including deposits. This consisted primarily of deposits made by Baltic Trading for its four newbuilding Ultramax vessels that it has agreed to acquire.  Additionally, during the six months ended June 30, 2014, there was $0.4 million purchases of fixed assets, as well as additional deposits of restricted cash of $0.1 million. For the six months ended June 30, 2013, cash used in investing activities consisted primarily of the purchase of fixed assets in the amount of $0.2 million.

Net cash used in financing activities was $11.6 million during the six months ended June 30, 2014 as compared to $22.5 million net cash provided by financing activities during the six months ended June 30, 2013. Net cash used in financing activities during the six months ended June 30, 2014 was primarily a result of a $5.1 million repayment of debt under the $253 Million Term Loan Facility, a $1.9 million repayment of debt under the $100 Million Term Loan Facility, a $1.4 million repayment of debt under the Baltic Trading $44 Million Term Loan Facility, a $0.8 million repayment of debt under the Baltic Trading $22 Million Term Loan Facility, $0.1 million for payment of common stock issuance costs by Baltic Trading and $0.4 million for payments of deferred financing costs.  Net cash provided by financing activities during the six months ended June 30, 2013 was primarily a result of $21.8 million of proceeds from common stock issued by Baltic Trading as well as $1.0 million of proceeds from the 2010 Baltic Trading Credit Facility.  Cash dividends paid by our subsidiary, Baltic Trading, to its outside shareholders were $2.0 million during the six months ended June 30, 2014 as compared to $0.3 million during the six months ended June 30, 2013.

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

On July 2, 2014, the Bankruptcy Court entered the Confirmation Order, confirming the Plan.  On July 9, 2014 (the “Effective Date”), we completed our financial restructuring and emerged from Chapter 11 through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms

Key components of the Plan regarding the credit facilities and 2010 Notes includd:

•                  The conversion of 100% of the Claims under the 2007 Credit Facility into 81.1% of the New Genco Common Stock (subject to dilution by the warrants issued under the Plan). On the Effective Date, the 2007 Credit Facility was terminated, and the liens and mortgages thereunder were released.  Refer to Note 9 — Debt in our condensed consolidated balance sheet for further information.

•                  The conversion of 100% of the Claims under the 2010 Notes into 8.4% of the New Genco Common Stock (subject to dilution by the warrants issued under the Plan). On the Effective Date, the 2010 Notes and the Indenture were fully satisfied and discharged.   Refer to Note 10 — Convertible Senior Notes in our condensed consolidated financial statements for further information.

•                  The amendment and restatement of the $253 Million Term Loan Facility and the $100 Million Term Loan Facility as of the Effective Date, with extended maturities, a financial covenant holiday and certain other amendments, as discussed further in Note 9 — Debt in our condensed consolidated financial statements.

Beginning as of March 31, 2013, we believed that it would be probable that we would not be in compliance with certain covenants at measurement dates within the next twelve months under our 2007 Credit Facility, $100 Million Term Loan Facility and the $253 Million Term Loan Facility. As noted above, events of default occurred under these facilities on March 31, 2014 and we were in Chapter 11 as of June 30, 2014. As such, the debt outstanding under these three facilities has been classified as a current liability beginning March 31, 2013 and was classified as Liabilities subject to compromise as of June 30, 2014. The total debt outstanding under these facilities as of June 30, 2014 was $1,305.2 million.

As of June 30, 2014, we believe we were in compliance with all of the financial covenants under the 2010 Baltic Trading Credit Facility, as amended; the Baltic Trading $22 Million Term Loan Facility; and the Baltic Trading $44 Million Term Loan Facility.

Convertible Notes Payable

Refer to Note 10 — Convertible Senior Notes of our condensed consolidated financial statements for a summary of the convertible notes payable.  On the Effective Date when the Company emerged from Chapter 11, the 2010 Notes and the Indenture were fully satisfied and discharged.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At December 31, 2013, we had four interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps was $306.2 million and the swaps had specified rates and durations.  Notwithstanding the forbearances under the Relief Agreements, the fact that we did not make the scheduled amortization payment under our 2007 Credit Facility on March 31, 2014 constituted an event of default under our currently outstanding interest rate swap.

As of March 31, 2014, we were in default under covenants of our 2007 Credit Facility due to the default on the scheduled debt amortization payment due on March 31, 2014. The default under the 2007 Credit Facility required us to elect interest periods of only one month; therefore, we no longer qualified for hedge accounting under the original designation and hedge accounting was terminated effective March 31, 2014.  Additionally, the filing of the Chapter 11 Cases on the Petition Date constituted an event of default with respect to the outstanding interest rate swap with DNB Bank ASA.  As a result, DNB Bank ASA terminated all transactions under the remaining swap agreement effective April 30, 2014 and issued a secured claim with the Bankruptcy Court of $5,622. As such, in accordance with applicable accounting guidance, the liability related to the interest rate swap outstanding as of June 30, 2014 was classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets as of June 30, 2014.  The interest rate swap was settled on the Effective Date upon our emergence from bankruptcy.

Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed consolidated financial statements for further information.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charterers and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of June 30, 2014 and December 31, 2013.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of June 30, 2014.  The table incorporates the employment agreement entered into in September 2007 with our Chief Financial Officer, John Wobensmith.  The table reflects Baltic Trading’s agreements to acquire four newbuilding Ultramax drybulk vessels from Yangfan Group Co., Ltd. for an aggregate purchase price of $112.0 million.  Baltic Trading plans to finance these vessel acquisitions with a combination of cash on hand, future cash flow from operations, as well as debt or equity financing as discussed above under “Liquidity and Capital Resources.”  The interest and borrowing fees and credit agreement payments below reflect the 2010 Baltic Trading Credit Facility, the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility.  The following table also incorporates the future lease payments associated with the lease for our current space and excludes the lease from our former space as we have filed a motion to reject the lease for our former space in the bankruptcy proceedings which was accepted on the Effective Date upon our emergence from Chapter 11.  Refer to Note 21 — Commitments and Contingencies in our condensed consolidated financial statements for further information regarding the terms of our two lease agreements.

	Total	Less than One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Credit Agreements and 2010 Notes (2)	$165,750	$2,125	$110,750	$8,500	$44,375
Interest and borrowing fees (2)	18,473	2,877	10,603	3,605	1,388
Remainder of purchase price of vessels (3)	84,000	44,800	39,200	—	—
Executive employment agreement	115	115	—	—	—
Office leases	20,186	491	2,113	1,992	15,590
Totals	$288,524	$50,408	$162,666	$14,097	$61,353

(1)         Represents the six-month period ending December 31, 2014.

(2)         Does not include principal payments, interest, borrowing fees, or other amounts payable under the 2007 Credit Facility, under which there is approximately $1,055.9 million of principal outstanding as of June 30, 2014; the $100 Million Term Loan Facility, under which there is approximately $73.6 million of principal outstanding as of June 30, 2014, the $253 Million Term Loan Facility, under which there is approximately $175.7 million of principal outstanding as of June 30, 2014; the 2010 Notes, under which there is $125 million of principal outstanding as of June 30, 2014 which is due upon the maturity of the 2010 Notes on August 15, 2015; or the outstanding interest rate swap with DnB NOR Bank, relating to a liability position of approximately $5.6 million as of June 30, 2014.  The Company’s payment obligations with respect to the foregoing are subject to the automatic stay in the Chapter 11 Cases. These amounts have been recorded as Liabilities subject to compromise in the condensed consolidated balance sheet.  Pursuant to the Prepack Plan, it is contemplated that the 2007 Credit Facility will be converted into equity of the reorganized Company and that the $253 Million Facility and the $100 Million Facility will be amended to provide for extended maturity dates through August 2019 and other modifications.  In addition, it is contemplated under the Plan that claims in respect of the 2010 Notes will be converted into equity of the reorganized Company and that the outstanding interest rate swap will be paid in full in cash.  As of June 30, 2014, the Plan was subject to confirmation in the Chapter 11 Cases and the Company could not determine the timing and amounts of its payment obligations with respect to the foregoing.  As of the Effective Date on July 9, 2014, the Plan was approved by the Bankruptcy Court.  Refer to Note 1 — General Information and Note 9 — Debt in our condensed consolidated financial statements for further information.

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

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Excluding Baltic Trading’s vessels, our fleet currently consists of nine Capesize drybulk carriers, eight Panamax drybulk carriers, 17 Supramax drybulk carriers, six Handymax drybulk carriers and 13 Handysize drybulk carriers.  Baltic Trading’s fleet currently consists of four Capesize drybulk carriers, four Supramax drybulk carriers and five Handysize drybulk carriers.  After the expected delivery of the four Ultramax vessels that Baltic Trading has agreed to acquire, Baltic Trading’s fleet will consists of four Capesize drybulk carriers, four Ultramax drybulk carriers, four Supramax drybulk carriers and five Handysize drybulk carriers. Baltic Trading intends to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

As previously announced, we have initiated a fuel efficiency upgrade program for certain of our vessels.  We believe this program will generate considerable fuel savings going forward and increase the future earnings potential for these vessels. The cost of the upgrades, which will be performed under the planned drydocking schedule, is expected to be approximately $0.3 million for a Supramax vessel and $0.5 million for a Capesize vessels and is included in GS&T and Baltic Trading’s estimated drydocking costs below. We expect these upgrades to be installed on three of GS&T’s Supramax vessels and one of GS&T’s Capesize vessels  during the remainder of 2014.  The upgrades have been successfully installed on five of Baltic Trading’s vessels, the Baltic Cougar, the Baltic Panther, the Baltic Leopard, the Baltic Jaguar and the Baltic Wind, which completed their planned drydockings during the first half of 2014.

Genco Shipping & Trading Limited

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet. We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, and scheduled off-hire days for our fleet, excluding Baltic Trading’s vessels, through 2015 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2014 (July 1- December 31, 2014)	$7.8	180
2015	$11.7	320

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

During the six months ended June 30, 2014 and 2013, we incurred a total of $5.9 million and $1.4 million of drydocking costs, respectively.

Nine of our vessels completed their drydockings during the six months ended June 30, 2014, including the Genco Acheron and Genco Loire, which entered the drydocking yard during the fourth quarter of 2013.  Additionally, the Genco Reliance was in drydocking during the six months ended June 30, 2014, but did not complete its drydocking until July 3, 2014.  We estimate that nine of our vessels will be drydocked during the remainder of 2014 and an additional 16 of our vessels will be drydocked during 2015.

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

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2014 (July 1- December 31, 2014)	$—	—
2015	$3.6	100

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

Baltic Trading incurred drydocking costs of $3.4 million and $0 during the six months ended June 30, 2014 and 2013.

Six of Baltic Trading’s vessels were drydocked during the six months ended June 30, 2014.  We estimated that none of our vessels will be drydocked during the remainder of 2014 and five of our vessels will be drydocked during 2015.

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

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under the 2010 Baltic Trading Credit Facility, the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility at June 30, 2014.  As a result of the Chapter 11 Cases, as of June 30, 2014, we were in default under the 2007 Credit Facility, $100 Million Term Loan Facility and the $253 Million Term Loan Facility.  As such, we did not obtain valuations of the vessels collateralized under these credit facilities.  We obtained valuations for all of the vessels in our fleet, included Baltic Trading, as of July 9, 2014, the Effective Date which represented our emergence from bankruptcy.  These valuations may be utilized if we adopt fresh-start accounting during the third quarter of 2014.  For purposes of comparing the carrying value of our vessels with the vessel valuations, we utilized the July 9, 2014 valuations.  In the chart below, we list each of our vessels that represent the collateral for the aforementioned credit facilities, the year it was built, the year we acquired it, and its carrying value at June 30, 2014 and December 31, 2013.

At June 30, 2014, the vessel valuations of all of our vessels as of the Effective Date of July 9, 2014, with the exception of the Baltic Fox, Baltic Hare, Baltic Lion and Baltic Tiger, were lower than their carrying values at June 30, 2014.  At December 31, 2013, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date, with the exception of the Baltic Fox, Baltic Hare and Baltic Lion, were lower than their carrying values at December 31, 2013.  For the Genco Ocean, Genco Bay, Genco Avra, Genco Mare and Genco Spirit, the last compliance testing date prior to December 31, 2013 was August 17, 2013 in accordance with the terms of the $100 Million Term Loan Facility; for all other vessels, the compliance testing date used at December 31, 2013 was December 31, 2013, in accordance with the terms of the applicable credit facility.

The amount by which the carrying value at June 30, 2014 of all of the vessels in our fleet, with the exception of the Baltic Fox, Baltic Hare, Baltic Lion and Baltic Tiger, exceeded the valuation of such vessels as of July 9, 2014, on an individual vessel basis, from $1.6 million to $57.4 million per vessel, and $1,075.3 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2013 of all of the vessels in our fleet, with the exception of the Baltic Fox, Baltic Hare and Baltic Lion, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.3 million to $64.3 million per vessel, and $1,171.3 million on an aggregate fleet basis.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels as of July 9, 2014 was $17.3 million at June 30, 2014 and the average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $18.6 million as of December 31, 2013.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels.

			Carrying Value (U.S. dollars in thousands) as of
Vessels	Year Built	Year Acquired	June 30, 2014	December 31, 2013
2007 Credit Facility
Genco Reliance	1999	2004	$13,594	$14,135
Genco Vigour	1999	2004	18,639	19,393
Genco Explorer	1999	2004	13,461	13,981
Genco Carrier	1998	2004	13,409	14,087
Genco Sugar	1998	2004	12,418	13,016
Genco Pioneer	1999	2005	13,239	13,849
Genco Progress	1999	2005	13,468	14,035
Genco Wisdom	1997	2005	12,571	13,238
Genco Success	1997	2005	12,458	13,139
Genco Beauty	1999	2005	18,728	19,514
Genco Knight	1999	2005	18,419	19,205
Genco Leader	1999	2005	18,378	19,183
Genco Marine	1996	2005	11,825	12,382
Genco Prosperity	1997	2005	12,637	13,318
Genco Muse	2001	2005	18,679	19,371
Genco Acheron	1999	2006	18,219	18,981
Genco Surprise	1998	2006	17,175	17,974
Genco Augustus	2007	2007	95,455	98,002
Genco Tiberius	2007	2007	95,649	98,193
Genco London	2007	2007	97,220	99,694
Genco Titus	2007	2007	97,792	100,199
Genco Challenger	2003	2007	29,170	30,169
Genco Charger	2005	2007	32,572	33,537
Genco Warrior	2005	2007	47,525	48,971
Genco Predator	2005	2007	48,829	50,309
Genco Hunter	2007	2007	53,262	54,614
Genco Champion	2006	2008	34,102	35,080
Genco Constantine	2008	2008	102,543	105,126
Genco Raptor	2007	2008	69,694	71,552
Genco Cavalier	2007	2008	57,006	58,506
Genco Thunder	2007	2008	69,953	71,782
Genco Hadrian	2008	2008	101,087	103,504
Genco Commodus	2009	2009	103,566	105,973
Genco Maximus	2009	2009	103,602	105,990
Genco Claudius	2010	2009	105,294	107,688
TOTAL			$1,601,638	$1,647,690

$100 Million Term Loan Facility
Genco Bay	2010	2010	29,389	30,024
Genco Ocean	2010	2010	29,473	30,100
Genco Avra	2011	2011	30,566	31,194
Genco Mare	2011	2011	30,486	31,107
Genco Spirit	2011	2011	31,106	31,732
TOTAL			$151,020	$154,157

$253 Million Term Loan Facility
Genco Aquitaine	2009	2010	31,119	31,601

			Carrying Value (U.S. dollars in thousands) as of
Vessels	Year Built	Year Acquired	June 30, 2014	December 31, 2013
Genco Ardennes	2009	2010	31,261	31,752
Genco Auvergne	2009	2010	31,114	31,745
Genco Bourgogne	2010	2010	31,073	31,734
Genco Brittany	2010	2010	31,141	31,799
Genco Languedoc	2010	2010	31,303	31,966
Genco Loire	2009	2010	28,250	28,870
Genco Lorraine	2009	2010	27,947	28,565
Genco Normandy	2007	2010	25,690	26,311
Genco Picardy	2005	2010	24,988	25,705
Genco Provence	2004	2010	24,574	25,299
Genco Pyrenees	2010	2010	31,095	31,742
Genco Rhone	2011	2011	32,685	33,347
TOTAL			$382,240	$390,436

2010 Baltic Trading Credit Facility
Baltic Leopard	2009	2009	29,866	30,312
Baltic Panther	2009	2010	29,941	30,389
Baltic Cougar	2009	2010	30,085	30,540
Baltic Jaguar	2009	2010	30,016	30,459
Baltic Bear	2010	2010	62,417	63,754
Baltic Wolf	2010	2010	62,254	63,561
Baltic Wind	2009	2010	28,624	29,081
Baltic Cove	2010	2010	28,818	29,437
Baltic Breeze	2010	2010	29,383	30,002
TOTAL			$331,404	$337,535

Baltic Trading $22 Million Term Loan Facility
Baltic Fox	2010	2013	20,570	21,017
Baltic Hare	2009	2013	19,526	19,955
TOTAL			$40,096	$40,972

Baltic Trading $44 Million Term Loan Facility
Baltic Lion	2009	2013	51,747	52,589
Baltic Tiger	2010	2013	49,639	50,416
TOTAL			$101,386	$103,005

Consolidated Total			$2,607,784	$2,673,795

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  We held four interest rate swap agreements with DnB NOR Bank at December 31, 2013 to manage future interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps was $306.2 million and the swaps have specified rates and durations.   Three swaps expired during the three months ended March 31, 2014. Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed consolidated financial statements which summarizes the interest rate swaps in place as of December 31, 2013.

As of March 31, 2014, we were in default under covenants of its 2007 Credit Facility due to the default on the scheduled debt amortization payment due on March 31, 2014. The default under the 2007 Credit Facility required us to elect interest periods of only one-month, therefore we no longer qualified for hedge accounting under the original designation and hedge accounting was terminated effective March 31, 2014.  Additionally, the filing of the Chapter 11 Cases on the Petition Date constituted an event of default with respect to the outstanding interest rate swap with DNB Bank ASA.  As a result, DNB Bank ASA terminated all transactions under the remaining swap agreement effective April 30, 2014 and issued a secured claim with the Bankruptcy Court of $5,622. As such, in accordance with applicable accounting guidance, the liability related to the interest rate swap outstanding as of June 30, 2014 was classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets as of June 30, 2014.  The interest rate swap was settled on the Effective Date upon our emergence from bankruptcy.    Refer to Note 11 — Interest Rate Swap Agreements for additional information.

The swap agreements outstanding as of December 31, 2013 synthetically converted variable rate debt to fixed rate debt at the fixed interest rate of the swap plus the applicable margin of 3.00%.

The total liability associated with the swaps at June 30, 2014 is $5.6 million and $7.0 million at December 31, 2013, and is presented as Liabilities subject to compromise and Fair value of derivative instruments, respectively, on the Condensed Consolidated Balance Sheets.  As of June 30, 2014 and December 31, 2013, we have accumulated other comprehensive income (loss) (“AOCI”) of ($4.7) million and ($7.0) million, respectively.  The remaining interest rate swap outstanding as of June 30, 2014 was not hedged as cash flow hedge accounting was discontinued beginning on March 31, 2013  as a result of the default under the 2007 Credit Facility (see above).  Once cash flow hedge accounting was discontinued, the changes in the fair value of the interest rate swaps were recorded in the Condensed Consolidated Statement of Operations in interest expense and the remaining amounts included in AOCI are amortized to interest expense over the original term of the hedging relationship.  Hedge ineffectiveness associated with the interest rate swaps resulted in a minimal amount of other income (expense) during the three and six months ended June 30, 2013 and there was no hedge ineffectiveness during the three and six months ended June 30, 2014.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding. We are subject to a facility fee of 1.0% per annum on the average daily outstanding principal amount of the outstanding loan under the 2007 Credit Facility. Additionally, during the six months ended June 30, 2014 and 2013, we paid LIBOR plus 3.00% on the outstanding debt under the 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility and the 2010 Baltic Trading Credit Facility. During the six months ended June 30, 2014, we also paid three-month LIBOR plus 3.35% on the outstanding debt under the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility. A 1% increase in LIBOR would result in an increase of $6.7 million in interest expense for the six months ended June 30, 2014, considering the increase would be only on the unhedged portion of the debt.  For any unpaid loan payments due under the $100 Million Term Facility and the $253 Million Term Loan Facility during the bankruptcy period, the Company incurred an additional 2.00% default interest only on the unpaid loan amounts due during the bankruptcy period.

Derivative financial instruments

As of December 31, 2013, we held four interest rate swap agreements with DnB NOR Bank to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps was $306.2 million and the swaps had specified rates and durations.  Three swaps expired during the three months ended March 31, 2014. Refer to the table in Note 11 — Interest Rate Swap Agreements of our condensed consolidated financial statements, which summarizes the interest rate swaps in place as of December 31, 2013.

The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  The interest rate differential pertaining to the interest rate swaps for the three months ended June 30, 2014 and 2013 was $0.4 million and $2.5 million, respectively.   The interest rate differential pertaining to the interest rate swaps for the six months ended June 30, 2014 and 2013 was $1.8 million and $4.9 million, respectively.  The Company was utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of AOCI until March 31, 2014.  The ineffective portion was recognized as other (expense) income, which is a component of other (expense) income.  If for any period of time we did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation would be recognized as other (expense) income.

As of March 31, 2014, we were in default under covenants of its 2007 Credit Facility due to the default on the scheduled debt amortization payment due on March 31, 2014. The default under the 2007 Credit Facility required us to elect interest periods of only one-month, therefore we no longer qualified for hedge accounting under the original designation and hedge accounting was terminated effective March 31, 2014.  Additionally, the filing of the Chapter 11 Cases on the Petition Date constituted an event of default with respect to the outstanding interest rate swap with DNB Bank ASA.  As a result, DNB Bank ASA terminated all transactions under the remaining swap agreement effective April 30, 2014 and issued a secured claim with the Bankruptcy Court of $5,622. As such, in accordance with applicable accounting guidance, the liability related to the interest rate swap outstanding as of June 30, 2014 was classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets as of June 30, 2014.  The interest rate swap was settled on the Effective Date upon our emergence from bankruptcy.    Refer to Note 11 — Interest Rate Swap Agreements for additional information.

Amounts receivable or payable arising at the settlement of hedged interest rate swaps are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist.  Amounts receivable or payable arising at the settlement of unhedged interest rate swaps are reflected as other (expense) income and is listed as a component of other (expense) income.  Due to the Chapter 11 Cases, the liability related to the outstanding swap agreement was classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheet.

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

Investments

At June 30, 2014, we hold investments in Jinhui with a carrying amount of $49.5 million and investments in KLC with a carrying amount of $0.1 million, both of which are classified as available for sale (“AFS”) under Accounting Standards Codification 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”).  These investments are classified as noncurrent assets based on our intent to hold the investment at each reporting date.  The investments that are classified as AFS are subject to risk of changes in market value, which if determined to be impaired (other than temporarily impaired), could result in realized impairment losses.  We review the carrying value of such investments on a quarterly basis to determine if any valuation adjustments are appropriate under ASC 320-10.  We will continue to evaluate our investment in Jinhui and KLC on a quarterly basis to determine the likelihood of any significant adverse effects on the fair value and amount of any impairment.  For the three and six months ended June 30, 2014 and 2013, we have not deemed our investments to be impaired.  In the event we determine that the Jinhui or KLC investment are subject to any impairment, the amount of the impairment would be reclassified from AOCI and recorded as a loss in the Condensed Consolidated Statement of Operations for the amount of the impairment.

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

PART II:                    OTHER INFORMATION

ITEM 1.                          LEGAL PROCEEDINGS

We commenced the Chapter 11 Cases to implement our restructuring. Pursuant to the Bankruptcy Code, the filing of a bankruptcy petition automatically stays certain actions against us, including actions to collect pre-petition indebtedness or to exercise control over the property of our bankruptcy estates. The Plan provided for the treatment of allowed claims against our bankruptcy estates, including pre-petition liabilities. The treatment of such liabilities under the Plan is expected to result in a material adjustment to our financial statements.

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

Below is updated information for such risk factor:

During 2014, our stock traded on the NYSE from January 1 until April 21.  Our stock began trading on the OTCBB on July 30, 2014.  We believe that the OTCBB should be treated as established securities markets for purposes of Section 883.  However, we can provide no assurance that the OTCBB will so qualify or that our stock will continue to trade on the OTCBB.  Moreover, the IRS in its discretion may determine that an otherwise qualifying market is not an established securities market for this purpose because such market lacks certain attributes, e.g., adequate listing, financial disclosure, or trading requirements.  Furthermore, it is not clear how the rules under Section 883 will apply to a corporation, such as us, that is trading in two different markets in the same taxable year and not trading for a portion thereof.

In addition, based on the ownership of our stock prior to our July 9, 2014 emergence from bankruptcy (as reflected on the holdings of investors reported on Schedules 13D and 13G), we believe that 5% shareholders will not own 50% or more of our stock for more than half the days in 2014.  However, 5% shareholders may own 50% or more of our stock following our July 9, 2014 emergence from bankruptcy.  If 5% shareholders were to own 50% or more of our stock for more than half the days of any taxable year, we may not be eligible to claim exemption from tax under Section 883.  We can provide no assurance that the ownership of our stock by 5% shareholders will not preclude us from qualifying as publicly traded corporation under Section 883 in 2014 or in future years.

As a result of the uncertainty regarding the qualification of the OTCBB as an established securities market, our continued trading on the OTCBB and the amount of stock owned by 5% shareholders, there can be no assurance that our shipping income will qualify for exemption from U.S. federal income tax pursuant to Section 883 in 2014 or in future years.

ITEM 6.  EXHIBITS

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(1)

4.1	Second Amendment to Shareholders Rights Agreement by and between Genco Shipping & Trading Limited and Computershare Inc., as Rights Agent, dated as of April 14, 2014.(2)

10.1

Forbearance Agreement (Second) dated as of April 1, 2014 by and among Wilmington Trust, National Association, Genco Shipping & Trading Limited, the other Credit Parties named therein, and the Lenders named therein.*

10.2	Waiver Agreement dated as of April 1, 2014 by and among Deutsche Bank Luxembourg S.A., as Agent, Genco Shipping & Trading Limited, and the Collateral Owners and Guarantors named therein.*

10.3	Waiver Agreement dated as of April 1, 2014 by and among Crédit Agricole Corporate and Investment Bank, as Agent, Genco Shipping & Trading Limited, and the Collateral Owners named therein.*

10.4

Restructuring Support Agreement by and among Genco Shipping & Trading Limited, certain of its subsidiaries named therein, certain lenders under its 2007 Facility, its $253 Million Facility, and its $100 Million Facility, and certain holders of the 2010 Notes.(3)

10.5	Equity Commitment Agreement among the Company and the Commitment Parties party thereto, dated as of April 14, 2014.(2)

10.6	First Amendment to the Restructuring Support Agreement among the Company, certain of its subsidiaries named therein and the Amending Creditors party thereto, dated as of May 27, 2014.(4)

10.7	First Amendment to Equity Commitment Agreement among the Company, certain of its subsidiaries named therein and the Amending Creditors party thereto, dated as of May 27, 2014.(4)

10.8	Letter Agreement dated June 23, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(5)

31.1	Certification of President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months ended June 30, 2014 and 2013 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the Six Months Ended June 30, 2014 and 2013 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).**

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

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and

Exchange Commission on July 15, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 16, 2014.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2014.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2014.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2014.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: August 15, 2014	By:	/s/ Robert Gerald Buchanan
Robert Gerald Buchanan
President
(Principal Executive Officer)

DATE: August 15, 2014	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(1)

4.1	Second Amendment to Shareholders Rights Agreement by and between Genco Shipping & Trading Limited and Computershare Inc., as Rights Agent, dated as of April 14, 2014.(2)

10.1

Forbearance Agreement (Second) dated as of April 1, 2014 by and among Wilmington Trust, National Association, Genco Shipping & Trading Limited, the other Credit Parties named therein, and the Lenders named therein.*

10.2	Waiver Agreement dated as of April 1, 2014 by and among Deutsche Bank Luxembourg S.A., as Agent, Genco Shipping & Trading Limited, and the Collateral Owners and Guarantors named therein.*

10.3	Waiver Agreement dated as of April 1, 2014 by and among Crédit Agricole Corporate and Investment Bank, as Agent, Genco Shipping & Trading Limited, and the Collateral Owners named therein.*

10.4

Restructuring Support Agreement by and among Genco Shipping & Trading Limited, certain of its subsidiaries named therein, certain lenders under its 2007 Facility, its $253 Million Facility, and its $100 Million Facility, and certain holders of the 2010 Notes.(3)

10.5	Equity Commitment Agreement among the Company and the Commitment Parties party thereto, dated as of April 14, 2014.(2)

10.6	First Amendment to the Restructuring Support Agreement among the Company, certain of its subsidiaries named therein and the Amending Creditors party thereto, dated as of May 27, 2014.(4)

10.7	First Amendment to Equity Commitment Agreement among the Company, certain of its subsidiaries named therein and the Amending Creditors party thereto, dated as of May 27, 2014.(4)

10.8	Letter Agreement dated June 23, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(5)

31.1	Certification of President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months ended June 30, 2014 and 2013 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the Six Months Ended June 30, 2014 and 2013 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).**

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

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and

Exchange Commission on July 15, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 16, 2014.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2014.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2014.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2014.

(Remainder of page left intentionally blank)