Form 10-Q
period 2014-09-30
GENCO SHIPPING & TRADING LTD
filed 2014-11-17
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 17, 2014: Common stock, $0.01 per share — 61,541,389 shares.

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	Successor	Predecessor
	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$106,620	$122,722
Restricted cash	9,850	9,850
Due from charterers, net of a reserve of $1,576 and $632, respectively	15,594	14,241
Prepaid expenses and other current assets	25,240	19,065
Time charters acquired	16	—
Total current assets	157,320	165,878

Noncurrent assets:
Vessels, net of accumulated depreciation of $17,215 and $730,662, respectively	1,522,106	2,673,795
Deposits on vessels	31,396	1,013
Deferred drydock, net of accumulated amortization of $69 and $11,107, respectively	3,096	11,069
Deferred financing costs, net of accumulated amortization of $2,562 and $22,279, respectively	6,691	22,011
Fixed assets, net of accumulated depreciation and amortization of $66 and $3,438, respectively	646	5,104
Other noncurrent assets	514	514
Restricted cash	300	300
Investments	38,463	77,570
Goodwill	166,067	—
Total noncurrent assets	1,769,279	2,791,376

Total assets	$1,926,599	$2,957,254

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$36,949	$27,359
Current portion of long-term debt	32,242	1,316,439
Current interest payable	—	13,199
Convertible senior note payable	—	115,881
Deferred revenue	893	1,597
Current portion of lease obligations	—	176
Fair value of derivative instruments	—	6,975
Total current liabilities:	70,084	1,481,626

Noncurrent liabilities:
Long-term lease obligations	186	3,114
Time charters acquired	—	84
Long-term debt	372,803	163,625
Total noncurrent liabilities	372,989	166,823

Total liabilities	443,073	1,648,449

Commitments and contingencies

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Predecessor Company common stock, par value $0.01; 100,000,000 shares authorized; 44,449,407 shares issued and outstanding at December 31, 2013	—	445
Predecessor Company additional paid-in capital	—	846,658
Successor Company common stock, par value $0.01; 250,000,000 shares authorized; 61,410,372 shares issued and outstanding at September 30, 2014	614	—
Successor Company additional paid-in capital	1,239,439	—
Accumulated other comprehensive (loss) income	(13,341)	53,722
Retained (deficit) earnings	(18,290)	66,644
Total Genco Shipping & Trading Limited shareholders’ equity	1,208,422	967,469
Noncontrolling interest	275,104	341,336
Total equity	1,483,526	1,308,805

Total liabilities and equity	$1,926,599	$2,957,254

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	Successor	Predecessor
	Period from July 9 to September 30, 2014	Period from July 1 to July 9, 2014	Three Months Ended September 30, 2013
Revenues:
Voyage revenues	$43,943	$4,034	$58,605
Service revenues	756	72	828

Total revenues	44,699	4,106	59,433

Operating expenses:
Voyage expenses	2,335	200	2,212
Vessel operating expenses	27,248	2,902	27,515
General, administrative, and management fees	15,492	6,147	7,871
Depreciation and amortization	17,356	3,213	35,222
Other operating income	(296)	—	—

Total operating expenses	62,135	12,462	72,820

Operating loss	(17,436)	(8,356)	(13,387)

Other (expense) income:
Other income (expense)	7	1	(45)
Interest income	19	—	14
Interest expense	(3,592)	(1,529)	(23,079)

Other expense	(3,566)	(1,528)	(23,110)

Loss before reorganization items, net	(21,002)	(9,884)	(36,497)
Reorganization items, net	(1,167)	902,273	—

(Loss) income before income taxes	(22,169)	892,389	(36,497)
Income tax expense	(393)	(38)	(479)

Net (loss) income	(22,562)	892,351	(36,976)
Less: Net loss attributable to noncontrolling interest	(4,272)	(568)	(1,942)
Net (loss) income attributable to Genco Shipping & Trading Limited	$(18,290)	$892,919	$(35,034)

Net (loss) earnings per share-basic	$(0.30)	$20.49	$(0.81)
Net (loss) earnings per share-diluted	$(0.30)	$20.49	$(0.81)
Weighted average common shares outstanding-basic	60,299,766	43,568,942	43,231,510
Weighted average common shares outstanding-diluted	60,299,766	43,568,942	43,231,510
Dividends declared per share	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	Successor	Predecessor
	Period from July 9 to September 30, 2014	Period from January 1 to July 9, 2014	Nine Months Ended September 30, 2013
Revenues:
Voyage revenues	$43,943	$118,759	$143,222
Service revenues	756	1,701	2,457

Total revenues	44,699	120,460	145,679

Operating expenses:
Voyage expenses	2,335	4,140	6,352
Vessel operating expenses	27,248	64,670	81,400
General, administrative, and management fees	15,492	31,371	24,543
Depreciation and amortization	17,356	75,952	104,322
Other operating income	(296)	—	—

Total operating expenses	62,135	176,133	216,617

Operating loss	(17,436)	(55,673)	(70,938)

Other (expense) income:
Other income (expense)	7	(106)	(58)
Interest income	19	45	49
Interest expense	(3,592)	(41,061)	(65,922)

Other expense	(3,566)	(41,122)	(65,931)

Loss before reorganization items, net	(21,002)	(96,795)	(136,869)
Reorganization items, net	(1,167)	882,167	—

(Loss) income before income taxes	(22,169)	785,372	(136,869)
Income tax expense	(393)	(815)	(997)

Net (loss) income	(22,562)	784,557	(137,866)
Less: Net loss attributable to noncontrolling interest	(4,272)	(8,734)	(9,300)
Net (loss) income attributable to Genco Shipping & Trading Limited	$(18,290)	$793,291	$(128,566)

Net (loss) earnings per share-basic	$(0.30)	$18.21	$(2.98)
Net (loss) earnings per share-diluted	$(0.30)	$18.21	$(2.98)
Weighted average common shares outstanding-basic	60,299,766	43,568,942	43,196,895
Weighted average common shares outstanding-diluted	60,299,766	43,568,942	43,196,895
Dividends declared per share	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive (Loss) Income

(U.S. Dollars in Thousands)

(Unaudited)

	Successor	Predecessor
	Period from July 9 to September 30, 2014	Period from July 1 to July 9, 2014	Three Months Ended September 30, 2013

Net (loss) income	$(22,562)	$892,351	$(36,976)

Change in unrealized (loss) gain on investments	(13,341)	2,186	14,514
Unrealized gain on cash flow hedges, net	—	95	2,076
Other comprehensive (loss) income	(13,341)	2,281	16,590

Comprehensive (loss) income	(35,903)	894,632	(20,386)
Less: Comprehensive loss attributable to noncontrolling interest	(4,272)	(568)	(1,942)
Comprehensive (loss) income attributable to Genco Shipping & Trading Limited	$(31,631)	$895,200	$(18,444)

	Successor	Predecessor
	Period from July 9 to September 30, 2014	Period from January 1 to July 9, 2014	Nine Months Ended September 30, 2013

Net (loss) income	$(22,562)	$784,557	$(137,866)

Change in unrealized (loss) gain on investments	(13,341)	(25,766)	20,841
Unrealized gain on cash flow hedges, net	—	2,401	6,763
Other comprehensive (loss) income	(13,341)	(23,365)	27,604

Comprehensive (loss) income	(35,903)	761,192	(110,262)
Less: Comprehensive loss attributable to noncontrolling interest	(4,272)	(8,734)	(9,300)
Comprehensive (loss) income attributable to Genco Shipping & Trading Limited	$(31,631)	$769,926	$(100,962)

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

(U.S. Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained (Deficit) Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2014 (Predecessor)	$445	$846,658	$53,722	$66,644	$967,469	$341,336	$1,308,805

Net loss, exclusive of net gain from fresh-start adjustments				(124,107)	(124,107)	(8,734)	(132,841)

Unrealized loss on investments			(25,766)		(25,766)	—	(25,766)

Unrealized gain on cash flow hedges, net			2,401		2,401	—	2,401

Nonvested stock amortization		2,403			2,403	1,949	4,352

Cash dividends paid by Baltic Trading Limited		(5)			(5)	(2,041)	(2,046)

Vesting of restricted shares issued by Baltic Trading Limited		74			74	(74)	—

Subtotal — July 9, 2014 (Predecessor)	$445	$849,130	$30,357	$(57,463)	$822,469	$332,436	$1,154,905

Net gain from fresh-start adjustments (see Note 20)				917,399	917,399	—	917,399

Balance — July 9, 2014 (Predecessor)	$445	$849,130	$30,357	$859,936	$1,739,868	$332,436	$2,072,304

Fresh-start adjustments:

Cancellation of Predecessor common stock	(445)	(849,130)			(849,575)	—	(849,575)

Elimination of Predecessor accumulated deficit and accumulated other comprehensive income			(30,357)	(859,936)	(890,293)	—	(890,293)

Elimination of Predecessor non-controlling interest					—	(332,436)	(332,436)

Issuance of new equity interests in connection with emergence from Chapter 11, including the $100 million Rights Offering	603	1,232,397			1,233,000	—	1,233,000

Revaluation of non-controlling interest					—	279,069	279,069

Balance — July 9, 2014 (Successor)	$603	$1,232,397	$—	$—	$1,233,000	$279,069	$1,512,069

Net loss				(18,290)	(18,290)	(4,272)	(22,562)

Unrealized loss on investments			(13,341)		(13,341)	—	(13,341)

Issuance of 1,110,600 shares of nonvested stock	11	(11)			—	—	—

Nonvested stock amortization		7,054			7,054	818	7,872

Cash dividends paid by Baltic Trading Limited		(1)			(1)	(511)	(512)

Balance — September 30, 2014 (Successor)	$614	$1,239,439	$(13,341)	$(18,290)	$1,208,422	$275,104	$1,483,526

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained (Deficit) Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2013 (Predecessor)	$443	$863,303	$(11,841)	$214,391	$1,066,296	$194,911	$1,261,207

Net loss				(128,566)	(128,566)	(9,300)	(137,866)

Change in unrealized gain on investments			20,841		20,841	—	20,841

Unrealized gain on cash flow hedges, net			6,763		6,763	—	6,763

Issuance of 200,634 shares of nonvested stock, less forfeitures of 21,500 shares	2	(2)			—	—	—

Nonvested stock amortization		2,314			2,314	1,156	3,470

Issuance of common stock of Baltic Trading Limited		(16,568)			(16,568)	97,609	81,041

Cash dividends paid by Baltic Trading Limited				(4)	(4)	(580)	(584)

Vesting of restricted shares issued by Baltic Trading Limited		(26)			(26)	26	—

Balance — September 30, 2013 (Predecessor)	$445	$849,021	$15,763	$85,821	$951,050	$283,822	$1,234,872

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in Thousands)

(Unaudited)

	Successor	Predecessor
	Period from July 9 to September 30, 2014	Period from January 1 to July 9, 2014	Nine Months Ended September 30, 2013
Cash flows from operating activities:
Net (loss) income	$(22,562)	$784,557	$(137,866)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash reorganization items and fresh-start accounting adjustments, net	—	(917,399)	—
Depreciation and amortization	17,356	75,952	104,322
Amortization of deferred financing costs	384	4,461	6,862
Amortization of time charters acquired	434	(68)	(283)
Amortization of discount on Convertible Senior Notes	—	1,592	3,653
Interest expense related to the de-designation of the interest rate swap	—	1,048	—
Unrealized loss on derivative instruments	—	—	3
Amortization of nonvested stock compensation expense	7,872	4,352	3,470
Change in assets and liabilities:
(Increase) decrease in due from charterers	(2,400)	1,047	(3,066)
Decrease (increase) in prepaid expenses and other current assets	5,519	(11,735)	(244)
(Decrease) increase in accounts payable and accrued expenses	(27,998)	32,534	146
(Decrease) increase in deferred revenue	(104)	(600)	98
Increase in lease obligations	186	195	152
Deferred drydock costs incurred	(2,977)	(9,253)	(1,873)

Net cash used in operating activities	(24,290)	(33,317)	(24,626)
Cash flows from investing activities:
Purchase of vessels, including deposits	(918)	(29,995)	(41,097)
Purchase of other fixed assets	(30)	(415)	(427)
Changes in deposits of restricted cash	125	(125)	—

Net cash used in investing activities	(823)	(30,535)	(41,524)
Cash flows from financing activities:
Repayments on the $100 Million Term Loan Facility	(1,923)	(3,846)	—
Repayments on the $253 Million Term Loan Facility	—	(10,150)	—
Proceeds on the 2010 Baltic Trading Credit Facility	—	—	1,000
Proceeds from the Baltic Trading $22 Million Term Loan Facility	—	—	22,000
Repayments on the Baltic Trading $22 Million Term Loan Facility	(375)	(750)	—
Repayments on the Baltic Trading $44 Million Term Loan Facility	(688)	(1,375)	—
Payment of dividend by subsidiary	(512)	(2,046)	(584)
Cash settlement of non-accredited Note holders	(375)	—	—
Proceeds from Rights Offering	—	100,000	—
Proceeds from issuance of common stock by subsidiary	—	—	81,700
Payment of common stock issuance costs by subsidiary	—	(111)	(379)
Payment of deferred financing costs	(471)	(4,515)	(695)

Net cash (used in) provided by financing activities	(4,344)	77,207	103,042

Net (decrease) increase in cash and cash equivalents	(29,457)	13,355	36,892

Cash and cash equivalents at beginning of period	136,077	122,722	72,600
Cash and cash equivalents at end of period	$106,620	$136,077	$109,492

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”), its wholly-owned subsidiaries, and its subsidiary, Baltic Trading Limited (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands and as of September 30, 2014, is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; and the ship-owning subsidiaries as set forth below.  As of September 30, 2014, Genco Ship Management LLC is the sole owner of all of the outstanding shares of Genco Management (USA) Limited.

Bankruptcy Filing

On April 21, 2014 (the “Petition Date”), GS&T and its subsidiaries other than Baltic Trading Limited and its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors continued to operate their businesses in the ordinary course as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Through the Chapter 11 Cases, the Debtors implemented a Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code (the “Prepack Plan”) for which the Company solicited votes from certain classes of its creditors prior to commencement of the Chapter 11 Cases in accordance with the Restructuring Support Agreement that the Debtors entered into with certain of its creditors on April 3, 2014.  The Company subsequently emerged from bankruptcy on July 9, 2014.

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

•                  the Loan Agreement, dated as of August 20, 2010 (as amended to date), by and among the Company as borrower, Genco Aquitaine Limited and the other subsidiaries of the Company named therein as guarantors, the banks and financial institutions named therein as lenders, BNP Paribas, Credit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschaft, Skandinaviska Enskilda Banken AB (publ) as mandated lead arrangers, BNP Paribas, Credit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, Skandinaviska Enskilda Banken AB (publ) as swap providers, and Deutsche Bank Luxembourg S.A. as agent for the lenders and the assignee, relating to approximately $175,718 of principal and accrued and unpaid interest, fees, costs, and other expenses (the “$253 Million Term Loan Facility”);

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

•                  the Indenture and First Supplemental Indenture relating to $125,000 of principal plus accrued and unpaid interest outstanding of the Company’s 5.00% Convertible Senior Notes (the “2010 Notes”) due August 15, 2015 (the “Indenture”); and

•                  the outstanding interest rate swap with DnB NOR Bank, relating to a liability position of $5,622.

As a result of the filing of the Chapter 11 Cases, all indebtedness outstanding under the 2007 Credit Facility and the Indenture was accelerated and became due and payable, and indebtedness under the other agreements and instruments described above were accelerated and become due and payable upon notice to the Company, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company or the other Debtors and the application of the applicable provisions of the Bankruptcy Code.

On July 2, 2014, the Bankruptcy Court entered an order (the “Confirmation Order”), confirming the First Amended Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code (the “Plan”).  Capitalized terms used but not defined below shall have the meanings given to them in the Plan.  On July 9, 2014 (the “Effective Date”), the Debtors completed their financial restructuring and emerged from Chapter 11 through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.  References to “Successor Company” refer to the Company after July 9, 2014, after giving effect to the application of fresh-start reporting (see “Financial Statement Presentation” section below).  References to “Predecessor Company” refer to the Company prior to July 9, 2014.

Key components of the Plan included:

•                  The conversion of 100% of the Claims under the 2007 Credit Facility into 81.1% of the Successor Company Common Stock (subject to dilution by the warrants issued under the Plan). On the Effective Date, the 2007 Credit Facility was terminated, and the liens and mortgages thereunder were released.  Refer to Note 9 — Debt for further information.

•                  The conversion of 100% of the Claims under the 2010 Notes into 8.4% of the Successor Company Common Stock (subject to dilution by the warrants issued under the Plan). On the Effective Date, the 2010 Notes and the Indenture were fully satisfied and discharged.  Refer to Note 10 — Convertible Senior Notes for further information.

•                  A fully backstopped Rights Offering for approximately 8.7% of the Successor Company Common Stock, in which holders of 2007 Credit Facility Claims were entitled to subscribe for up to 80% of the Successor Company Common Stock offered, and holders of the 2010 Notes Claims were entitled to subscribe for up to 20% of the Successor Company Common Stock being offered under the Rights Offering for an aggregate subscription price of $100,000.

•                  The amendment and restatement of the $253 Million Term Loan Facility and the $100 Million Term Loan Facility as of the Effective Date, with extended maturities, a financial covenant holiday and certain other amendments, as discussed further in Note 9 - Debt.

•                  The cancellation of the common stock of the Predecessor Company as of the Effective Date, with the holders thereof receiving warrants to acquire shares of the Successor Company Common Stock. Each of the Successor Company’s Equity Warrants is exercisable for one share of the Successor Company’s Common Stock, and holders received an aggregate of 3,938,298 of the Successor Company’s Equity Warrants for the common stock of the Predecessor Company. The Successor Company’s Equity Warrants in the aggregate are exercisable for approximately 6% of the Successor Company Common Stock (subject to dilution).

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

•                  The non-impairment of all other General Unsecured Claims under Section 1124 of the Bankruptcy Code.

•                  The establishment of the Genco Shipping & Trading Limited 2014 Management Incentive Plan (the “MIP”), which provides for the distribution of the Successor Company’s MIP Primary Equity in the form of shares representing 1.8% of the Successor Company’s Common Stock and three tiers of the Successor Company’s MIP Warrants (“MIP Warrants”) with staggered strike prices based on increasing equity values to the participating officers, directors, and other management of the Successor Company. These awards were made on August 7, 2014.  Refer to Note 22 — Stock-Based Compensation.

Registration Rights Agreement

On the Effective Date, the Successor Company and the Registration Rights Parties entered into the Registration Rights Agreement. The Registration Rights Agreement provided the Registration Rights Parties who receive 10% or more of the Successor Company’s Common Stock under the Plan with demand and piggyback registration rights. All other Registration Rights Parties have piggyback registration rights only.

Reorganization Value

The Plan as confirmed by the Bankruptcy Court estimated the reorganization value of the Debtors to be $1.23 billion. This reorganization value was determined by, among other things, vessel appraisals and other valuation methodologies as well as the Debtors’ equity interests in Baltic Trading and Jinhui Shipping, $100,000 of cash invested through the Rights Offering and approximately $250,000 of debt projected to be on the balance sheet of the Debtors. It also assumed that The Debtors would issue approximately 61.7 million primary shares of New Genco Common Stock valued at $20.00 per share (prior to dilution) in order to satisfy claims pursuant to the Plan.

The foregoing estimates of the post-confirmation equity value of the Debtors and the share price of New Genco Common Stock were based on a number of assumptions, including no material adverse changes in the spot rate market, no further ship arrests, the continuing employment of the Debtors’ vessels, the continuing service revenue from Baltic Trading and MEP, the Rights Offering, and other assumptions. Such valuation assumptions are not a prediction or reflection of postconfirmation trading prices of the Debtors’ common stock. Such securities may trade at substantially lower or higher prices because of a number of factors. The trading prices of securities issued under a plan of reorganization are subject to many unforeseen circumstances and therefore cannot be predicted.

Successor Company Equity Warrant Agreement

On the Effective Date, pursuant to the Plan, the Successor Company’s Equity Warrants totaling 3,938,298 were issued pursuant to the terms of the Successor Company’s Equity Warrant Agreement (the “Equity Warrants”). Each of the Equity Warrants has a 7-year term (commencing on the day following the Effective Date) and are exercisable for one share of the Successor Company’s Common Stock. The Equity Warrants are exercisable on a cashless basis at an exercise price of $20.99 per share. The Successor Company’s Equity Warrant Agreement contains customary anti-dilution adjustments in the event of any stock split, reverse stock split, stock dividend, reclassification, dividend or other distributions (including, but not limited to, cash dividends), or business combination transaction.

The Equity Warrants were distributed to holders of the common stock of the Predecessor Company, which was cancelled as of the Effective Date. Shares of common stock of the Predecessor Company issued to directors, officers and employees of Genco under compensatory plans that were unvested as of the Effective Date were deemed vested automatically on the Effective Date, so that all Equity Warrants received in exchange were therefore deemed vested.  Refer to Note 22 — Stock-Based Compensation for further information.

Financial Statement Presentation

Upon the Company’s emergence from the Chapter 11 Cases on July 9, 2014, the Company adopted fresh-start accounting in accordance with provisions of ASC 852, Reorganizations (“ASC 852”).  Upon adoption of fresh-start accounting, the Company’s assets and liabilities were recorded at their value as of the fresh-start reporting date.  The fair values of the Company’s assets and liabilities in conformance with ASC 805, Business Combinations, as of that date differed materially from the recorded values of its assets and liabilities as reflected in its historical consolidated financial statements.  In addition, the Company’s adoption of fresh-start accounting may materially affect its results of operations following the fresh-start reporting dates, as the Company will have a new basis in its assets and liabilities.  Consequently, the Company’s historical financial statements may not be reliable indicators of its financial condition and results of operations for any period after it adopted fresh-start accounting.  As a result of the adoption of fresh-start reporting, the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations subsequent to July 9, 2014 will not be comparable in many respects to our condensed consolidated balance sheets and condensed consolidated statements of operations prior to July 9, 2014.

Under ASC 852, fresh-start accounting is required upon emergence from Chapter 11 if (i) the value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity.  Accordingly, the Company qualified for and adopted fresh-start accounting as of the Effective Date. Adopting fresh-start accounting results in a new reporting entity with no beginning retained earnings or deficit. The cancellation of all existing shares outstanding on the Effective Date and issuance of new shares of the reorganized entity caused a related change of control of the Company under ASC 852.

The following fresh-start balance sheet illustrates the financial effects on the Company of the implementation of the Plan and the adoption of fresh-start reporting.  This fresh-start balance sheet reflects the effect of the completion of the transactions included in the Plan, including the issuance of equity and the settlement of old indebtedness.

The effects of the Plan and fresh-start reporting on the Company’s condensed consolidated balance sheet are as follows:

	Fresh-Start Adjustments
	Predecessor July 9, 2014	Debt Discharge and Equity Issuance (a)	Reinstatement of Liabilities (b)	Revaluation of Assets and Liabilities (c)	Successor July 9, 2014
Assets
Current assets:
Cash and cash equivalents	$48,551	$87,526	$—	$—	$136,077
Restricted cash	9,975	—	—	—	9,975
Due from charterers, net	13,194	—	—	—	13,194
Prepaid expenses and other current assets	30,800	—	—	(41)	30,759
Time charters acquired	—	—	—	450	450
Total current assets	102,520	87,526	—	409	190,455

Noncurrent assets:
Vessels, net	2,604,731	—	—	(1,065,882)	1,538,849
Deposits on vessels	28,658	—	—	2,317	30,975
Deferred drydock, net	16,584	—	—	(16,396)	188
Deferred financing costs, net	18,953	(11,893)	—	—	7,060
Fixed assets, net	4,053	—	—	(3,443)	610
Other noncurrent assets	514	—	—	—	514
Restricted cash	300	—	—	—	300
Investments	51,804	—	—	—	51,804
Goodwill	—	—	—	166,067	166,067
Total noncurrent assets	2,725,597	(11,893)	—	(917,337)	1,796,367

Total assets	$2,828,117	$75,633	$—	$(916,928)	$1,986,822

Liabilities and Equity
Current liabilities not subject to compromise:
Accounts payable and accrued expenses	$60,333	$(1,086)	$6,478	$—	$65,725
Current portion of long-term debt	4,250	—	27,992	—	32,242
Deferred revenue	997	—	—	—	997
Time charters acquired	16	—	—	(16)	—
Total current liabilities not subject to compromise	65,596	(1,086)	34,470	(16)	98,964

Noncurrent liabilities not subject to compromise:
Long-term lease obligations	2,670	—	—	(2,670)	—
Long-term debt	161,500	—	214,289	—	375,789
Total noncurrent liabilities not subject to compromises	164,170	—	214,289	(2,670)	375,789

Total liabilities subject to compromise	1,443,446	(1,194,687)	(248,759)	—	—

Total liabilities	1,673,212	(1,195,773)	—	(2,686)	474,753

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Predecessor Common stock	445	(445)	—	—	—
Predecessor Additional paid-in capital	849,130	(849,130)	—	—	—
Successor Common stock	—	603	—	—	603
Successor Additional paid-in capital	—	1,232,397	—	—	1,232,397
Accumulated other comprehensive income	30,357	4,574	—	(34,931)	—
Retained (deficit) earnings	(57,463)	936,774	—	(879,311)	—
Total Genco Shipping & Trading Limited shareholders’ equity	822,469	1,324,773	—	(914,242)	1,233,000
Noncontrolling interest	332,436	(53,367)	—	—	279,069
Total equity	1,154,905	1,271,406	—	(914,242)	1,512,069

Total liabilities and equity	$2,828,117	$75,633	$—	$(916,928)	$1,986,822

(a)         Debt Discharge and Equity Issuance — This column reflects the following adjustments pursuant to the Plan:

•                  The discharge of the outstanding debt under the 2007 Credit Facility of $1,055,912.

•                  The discharge of the long-term interest payable due pursuant to the 2007 Credit Facility of $13,199.

•                  The discharge of the 2010 Notes liability of $117,473 and the bond coupon interest of $1,105.

•                  Receipt of the $100,000 rights offering pursuant to the Plan.

•                  The payment of interest expense accrued up until the Effective Date of $1,772, $59 and $156 for the 2007 Credit Facility, the $100 Million Term Loan Facility and the $253 Million Term Loan Facility, respectively.

•                  The paydown on the Effective Date of $1,923 and $5,075 for the $100 Million Term Loan Facility and $253 Million Term Loan Facility, respectively, which were due on the Effective Date as they were not paid during the pendency of the Chapter 11 Cases.

•                  The adjustment of net unamortized deferred financing fees of $15,383 for the 2007 Credit Facility, the 2010 Notes as well as the $100 Million and $253 Million Term Loan Facilities prior to the amendments and restatements as per the Plan.

•                  The payment of deferred financing fees of $3,490 for the Amended and Restated $100 Million and $253 Million Term Loan Facilities.

•                  Adjustment of equity of $1,271,406 to adjust for the cancellation of the old equity of the Predecessor Company and the issuance of the new equity for the Successor Company.

(b)         Reinstatement of Liabilities — This column reflects the reinstatement of the remaining Liabilities subject to compromise for the Predecessor Company which were not already adjusted in the Debt Discharge and Equity Issuance column.  It includes the following adjustments:

•                  The reclassification of the debt outstanding under the Amended and Restated $100 Million Term Loan Facility.  This includes $7,692 of current long-term debt and $63,946 of long-term debt.

•                  The reclassification of the debt outstanding under the Amended and Restated $253 Million Term Loan Facility.  This includes $20,300 of current long-term debt and $150,343 of long-term debt.

•                  The reinstatement of $5,622 related to the termination of the interest rate swap agreement with DnB Nor.

•                  The reinstatement of the $815 lease obligation.

•                  The reinstatement of $41 of pre-petition accounts payable due to vendors in the United States.

(c)          Revaluation of Assets and Liabilities — Fresh-start accounting adjustments are made to reflect asset values at their estimated fair value, including:

•                  Adjustment of $179 to prepaid amounts for the Predecessor Company.

•                  Adjustment to reflect the fair value of time charters acquired of $434.

•                  Adjustment of $1,083,404 to reflect the fair value of vessel assets, vessel deposits, drydocking assets and other fixed assets as of the Effective Date.

•                  Adjustment of $2,670 to reflect the fair value of the Company’s current lease agreement which was previously recorded as long-term lease obligations.  As of the Effective Date, the lease agreement has been valued at below market, therefore we have recorded in Prepaid expenses and other current assets an asset of $138 which will be amortized over the remaining life of the lease agreement.

•                  An adjustment of $166,067 to reflect the reorganization value of the Successor Company in excess of the fair value of assets, net of liabilities.

Other General Information

Below is the list of GS&T’s wholly owned ship-owning subsidiaries as of September 30, 2014:

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

Baltic Trading Limited (“Baltic Trading”) was a wholly-owned indirect subsidiary of GS&T until Baltic Trading completed its initial public offering, or IPO, on March 15, 2010.  As of September 30, 2014 and December 31, 2013, Genco Investments LLC owned 6,356,471 shares of Baltic Trading’s Class B Stock, which represented an 11.04% and 11.05% ownership interest in Baltic Trading, respectively, and 65.06% and 65.08% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock, respectively.  Additionally, pursuant to the subscription agreement between Genco Investments LLC and Baltic Trading, for so long as GS&T directly or indirectly holds at least 10% of the aggregate number of outstanding shares of Baltic Trading’s common stock and Class B stock, Genco Investments LLC will be entitled to receive an additional number of shares of Baltic Trading’s Class B stock equal to 2% of the number of common shares issued in the future, other than shares issued under Baltic Trading’s Equity Incentive Plans.

Below is the list of Baltic Trading’s wholly owned ship-owning subsidiaries as of September 30, 2014:

Baltic Trading’s Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date	Year Built

Baltic Leopard Limited	Baltic Leopard	53,447	4/8/10	2009
Baltic Panther Limited	Baltic Panther	53,351	4/29/10	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10	2009
Baltic Jaguar Limited	Baltic Jaguar	53,474	5/14/10	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10	2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10	2010
Baltic Wind Limited	Baltic Wind	34,409	8/4/10	2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10	2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10	2010
Baltic Fox Limited	Baltic Fox	31,883	9/6/13	2010
Baltic Hare Limited	Baltic Hare	31,887	9/5/13	2009
Baltic Lion Limited	Baltic Lion	179,185	12/27/13	2012
Baltic Tiger Limited	Baltic Tiger	179,185	11/26/13	2011
Baltic Hornet Limited	Baltic Hornet	63,574	10/29/14	2014
Baltic Wasp Limited	Baltic Wasp	64,000	Q4 2014 (1)	2014 (1)
Baltic Scorpion Limited	Baltic Scorpion	64,000	Q2 2015 (1)	2015 (1)
Baltic Mantis Limited	Baltic Mantis	64,000	Q3 2015 (1)	2015 (1)

(1)         Built dates and delivery dates for vessels being delivered in the future are estimates based on the guidance received from the sellers and the respective shipyards.

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

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”).  The results of operations for the periods January 1, 2014 through July 9, 2014 for the Predecessor Company and July 9, 2014 through September 30, 2014 for the Successor Company are not necessarily indicative of the operating results to be expected for the year ending December 31, 2014.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the period from July 9 to September 30, 2014 for the Successor Company was $17,221. Depreciation expense for vessels for the period from July 1 to July 9, 2014 and from January 1 to July 9, 2014 for the Predecessor Company was $3,039 and $71,756, respectively.  Depreciation expense for vessels for the three and nine months ended September 30, 2013 for the Predecessor Company was $33,591 and $99,432, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt).  Effective July 9, 2014, on the Effective Date, the Company increased the estimated scrap value of the vessels from $245 per lwt to $310 per lwt prospectively based on the 15-year average scrap value of steel.  The change in the estimated scrap value will result in a decrease in depreciation expense over the remaining life of the vessel assets.  During the period from July 9 to September 30, 2014, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $735 for the Successor Company. The decrease in depreciation expense resulted in a $0.02 change to the basic and diluted net loss per share during the period from July 9 to September 30, 2014.  The basic and diluted net loss per share would have been ($0.32) per share if there was no change in the estimated scrap value.

Deferred revenue

Deferred revenue includes cash received from charterers prior to it being earned. These amounts are recognized as voyage revenue when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of September 30, 2014 and December 31, 2013, the Company had an accrual of $587 and $536, respectively, related to these estimated customer claims.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. These differences in bunkers related in a net (gain) loss of ($36) during the period from July 9 to September 30, 2014 for the Successor Company. During the period from July 1 to July 9, 2014 and from January 1 to July 9, 2014, the Predecessor Company recorded net (gains) losses of ($3) and ($252), respectively.  During the three and nine months ended September 30, 2013, the Predecessor Company recorded net (gains) losses of

$296 and ($47), respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Noncontrolling interest

Net loss attributable to noncontrolling interest during the periods from July 9 to September 30, 2014 for the Successor Company was $4,272.  Net loss attributable to noncontrolling interest during the period from July 1 to July 9, 2014 and from January 1 to July 9, 2014 for the Predecessor Company was $568 and $8,734. Lastly, net loss attributable to noncontrolling interest during the three and nine months ended September 30, 2013 for the Predecessor Company was $1,942 and $9,300, respectively.  The aforementioned amounts reflect the noncontrolling interest’s share of the net loss of Baltic Trading, a subsidiary of the Company, which owns and employs drybulk vessels in the spot market, in vessel pools or on spot market-related time charters.  The spot market represents immediate chartering of a vessel, usually for single voyages.  At September 30, 2014, the noncontrolling interest held an 88.96% economic interest in Baltic Trading while only holding 34.94% of the voting power.  At December 31, 2013, the noncontrolling interest held an 88.95% economic interest in Baltic Trading while only holding 34.92% of the voting power.

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

Total revenue earned for these services by the Successor Company during the period from July 9 to September 30, 2014 was $1,692, of which $936 eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $847 associated with these activities for the period from July 9 to September 30, 2014.  This resulted in estimated tax expense of $381 for the Successor Company for the period from July 9 to September 30, 2014.

Total revenue earned for these services by the Predecessor Company during the period from July 1 to July 9, 2014 and for the period from January 1 to July 9, 2014 was $160 and $3,857, respectively, of which $89 and $2,156, respectively, were eliminated upon consolidation. After allocation of certain expenses, there was taxable income of $73 associated with these activities for the period from July 1 to July 9, 2014. This resulted in estimated income tax expense of $36 for the period from July 1 to July 9, 2014. After allocation of certain expenses, there was taxable income of $1,723 associated with these activities for the period from January 1 to July 9, 2014. This resulted in income tax expense of $776 for the period from January 1 to July 9, 2014.

Total revenue earned for these services by the Predecessor Company during the three and nine months ended September 30, 2013 was $2,010 and $5,015, respectively, of which $772 and $2,148, respectively, were eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $1,045 associated with these activities for the three months ended September 30, 2013. This resulted in estimated income tax expense of $471 for the three month period ended September 30, 2013. After allocation of certain expenses, there was taxable income of $2,262 associated with these activities for the nine months ended September 30, 2013. This resulted in income tax expense of $975 for the nine months ended September 30, 2013.

Baltic Trading is subject to income tax on its United States source income.  During the period from July 9 to September 30, 2014, Baltic Trading had United States operations which resulted in United States source income of $588.  Baltic Trading’s estimated United States income tax expense for the period from July 9 to September 30, 2014 was $12.

During the period from July 1 to July 9, 2014 and for the period from January 1 to July 9, 2014, Baltic Trading had United States operations which resulted in United States source income of $101 and $1,930, respectively. Baltic Trading’s United States income tax expense for the period from July 1 to July 9, 2014 and for the period from January 1 to July 9, 2014 was $2 and $39, respectively.

During the three and nine months ended September 30, 2013, Baltic Trading had United States operations which resulted in United States source income of $420 and $1,059, respectively. Baltic Trading’s United States income tax expense for the three and nine months ended September 30, 2013 was $8 and $22, respectively.

Other operating income

During the period from July 9 to September 30, 2014, the Successor Company recorded other operating income of $296.  Other operating income consisted of $296 related to the third installment which was due on December 30, 2012 from Samsun Logix Corporation (“Samsun”) pursuant to the rehabilitation plan which was approved by the South Korean courts. Refer to Note 21 —Commitments and Contingencies for further information regarding the bankruptcy settlements with Samsun.

Stock-based Compensation

The Company follows ASC Subtopic 718-10, Compensation — Stock Compensation (“ASC 718-10”), for nonvested stock issued under its equity incentive plans.  Stock-based compensation costs from nonvested stock have been classified as a component of additional paid-in capital.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements.

3 - SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker to assess performance.  Based on this information, the Company has two reportable operating segments, GS&T and Baltic Trading.  Both GS&T and Baltic Trading are engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.  GS&T seeks to deploy its vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market and Baltic Trading seeks to deploy its vessel charters in the spot market, which represents immediate chartering of a vessel, usually for single voyages, or employing vessels on spot market-related time charters or in vessel pools.  Segment results are evaluated based on net (loss) income.  The accounting policies applied to the reportable segments are the same as those used in the preparation of the Company’s condensed consolidated financial statements.  As a result of the adoption of fresh-start accounting on the Effective Date, the cost basis for certain of Baltic Trading’s assets were revalued and are reflected in the Baltic Trading balances in the segment information reported below.

The following table presents a reconciliation of total voyage revenue from external (third party) customers for the Company’s two operating segments to total consolidated voyage revenue from external customers for the Successor Company for the period from July 9 to September 30, 2014 and for the Predecessor Company for the period from July 1 to July 9, 2014, January 1 to July 9, 2014 and for the three and nine months ended September 30, 2013.

	Successor	Predecessor
	Period from July 9 to September 30, 2014	Period from July 1 to July 9, 2014	Three Months Ended September 30, 2013
Voyage revenue from external customers
GS&T	$34,699	$3,240	$49,503
Baltic Trading	9,244	794	9,102
Total operating segments	43,943	4,034	58,605
Eliminating revenue	—	—	—
Total consolidated voyage revenue from external customers	$43,943	$4,034	$58,605

	Successor	Predecessor
	Period from July 9 to September 30, 2014	Period from January 1 to July 9, 2014	Nine Months Ended September 30, 2013
Voyage revenue from external customers
GS&T	$34,699	$94,171	$121,755
Baltic Trading	9,244	24,588	21,467
Total operating segments	43,943	118,759	143,222
Eliminating revenue	—	—	—
Total consolidated voyage revenue from external customers	$43,943	$118,759	$143,222

The following table presents a reconciliation of total intersegment revenue, which eliminates upon consolidation, for the Company’s two operating segments for the Successor Company for the period from July 9 to September 30, 2014 and for the Predecessor Company for the period from July 1 to July 9, 2014, January 1 to July 9, 2014 and for the three and nine months ended September 30, 2013.  The intersegment revenue noted in the following table represents revenue earned by GS&T pursuant to the management agreement entered into with Baltic Trading, which includes commercial service fees, technical service fees and sale and purchase fees, if any.

	Successor	Predecessor
	Period from July 9 to September 30, 2014	Period from July 1 to July 9, 2014	Three Months Ended September 30, 2013
Intersegment revenue
GS&T	$936	$89	$1,187
Baltic Trading	—	—	—
Total operating segments	936	89	1,187
Eliminating revenue	(936)	(89)	(1,187)
Total consolidated intersegment revenue	$—	$—	$—

	Successor	Predecessor
	Period from July 9 to September 30, 2014	Period from January 1 to July 9, 2014	Nine Months Ended September 30, 2013
Intersegment revenue
GS&T	$936	$2,156	$2,563
Baltic Trading	—	—	—
Total operating segments	936	2,156	2,563
Eliminating revenue	(936)	(2,156)	(2,563)
Total consolidated intersegment revenue	$—	$—	$—

The following table presents a reconciliation of total net (loss) income for the Company’s two operating segments to total consolidated net (loss) income for the Successor Company for the period from July 9 to September 30, 2014 and for the Predecessor Company for the period from July 1 to July 9, 2014, January 1 to July 9, 2014 and for the three and nine months ended September 30, 2013. The eliminating net loss (income) noted in the following table consists of the elimination of intercompany transactions between GS&T and Baltic Trading, as well as dividends due to GS&T from Baltic Trading for its Class B shares of Baltic Trading.

	Successor	Predecessor
	Period from July 9 to September 30, 2014	Period from July 1 to July 9, 2014	Three Months Ended September 30, 2013
Net (loss) income
GS&T	$(18,823)	$976,569	$(34,277)
Baltic Trading	(3,675)	(84,223)	(2,270)
Total operating segments	(22,498)	892,346	(36,547)
Eliminating net loss (income)	64	(5)	429
Total consolidated net (loss) income	$(22,562)	$892,351	$(36,976)

	Successor	Predecessor
	Period from July 9 to September 30, 2014	Period from January 1 to July 9, 2014	Nine Months Ended September 30, 2013
Net (loss) income
GS&T	$(18,823)	$878,127	$(125,422)
Baltic Trading	(3,675)	(93,430)	(11,979)
Total operating segments	(22,498)	784,697	(137,401)
Eliminating net loss	64	140	465
Total consolidated net (loss) income	$(22,562)	$784,557	$(137,866)

The following table presents a reconciliation of total assets for the Company’s two operating segments to total consolidated assets as of September 30, 2014 and December 31, 2013. The eliminating assets noted in the following table consist of the elimination of intercompany transactions resulting from the capitalization of fees paid to GS&T by Baltic Trading as vessel assets, including related accumulated depreciation, as well as the outstanding receivable balance due to GS&T from Baltic Trading as of September 30, 2014 and December 31, 2013.

	Successor	Predecessor
	September 30, 2014	December 31, 2013
Total assets
GS&T	$1,447,684	$2,404,811
Baltic Trading	478,951	557,367
Total operating segments	1,926,635	2,962,178
Eliminating assets	(36)	(4,924)
Total consolidated assets	$1,926,599	$2,957,254

4 - CASH FLOW INFORMATION

As of December 31, 2013, the Company had four interest rate swaps which are described and discussed in Note 11 — Interest Rate Swap Agreements. At December 31, 2013, the four swaps were in a liability position of $6,975, all of which was classified within current liabilities.

For the period from January 1 to July 9, 2014, the Predecessor Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $53 for the purchase of vessels, including deposits and $20 for the purchase of other fixed assets.  Additionally, for the period from January 1 to July 9, 2014, the Predecessor Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $456 associated with deferred financing fees.

Of the $35,232 of professional fees and trustee fees recognized in Reorganization items, net for the period from January 1 to July 9, 2014 by the Predecessor Company (refer to Note 20), $2,703 was paid through July 9, 2014 and $32,529 is included in accounts payable and accrued expenses as of July 9, 2014.

For the period from July 9 to September 30, 2014, the Successor Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $34 for the purchase of vessels, including deposits and $92 for the purchase of other fixed assets.

Professional fees and trustee fees in the amount of $1,167 were recognized in Reorganization items, net for the period from July 9 to September 30, 2014 by the Successor Company (refer to Note 20).  During this period, $24,740 of professional fees and trustee fees were paid through September 30, 2014 and $8,955 is included in Accounts payable and accrued expenses as of September 30, 2014.

For the nine months ended September 30, 2013, the Predecessor Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $79 for the purchase of vessels and $200 for the purchase of other fixed assets. For the nine months ended September 30, 2013, the Predecessor Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $123 associated with deferred financing fees and $280 for the payment of common stock issuance costs by its subsidiary. For the nine months ended September 30, 2013, the Predecessor Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in current Interest payable consisting of $13,199 associated with deferred financing fees.

During the period from January 1 to July 9, 2014, the Predecessor Company made a reclassification of $984 from fixed assets to vessel assets for items that should be capitalized and depreciated over the remaining life of the respective vessels.

During the period from July 9 to September 30, 2014, cash paid by the Successor Company for interest, net of amounts capitalized, was $1,219.  During the period from January 1 to July 9, 2014 and during the nine months ended September 30, 2013, cash paid by the Predecessor Company for interest, net of amounts capitalized, and including bond coupon interest paid, was $40,209 and $58,043, respectively.

During the period from July 9 to September 30, 2014, cash paid by the Successor Company for estimated income taxes was $320.  During the period from January 1 to July 9, 2014 and during the nine months ended September 30, 2013, cash paid by the Predecessor Company for estimated income taxes was $1,495 and $775, respectively.

On August 7, 2014, the Company made grants of nonvested common stock pursuant to the MIP as approved by the Plan in the amount of 1,110,600 shares to the participating officers, directors and other management of the Successor Company.  The aggregate fair value of such nonvested stock was $22,212. Additionally, on August 7, 2014, the Company issued 8,557,461 of MIP Warrants to the participating officers directors and other management of the Successor Company.  The aggregate fair value of these awards upon emergence from bankruptcy was $54,436.

On April 9, 2014, Baltic Trading made grants of nonvested common stock in the amount of 36,345 shares to directors of Baltic Trading.  The aggregate fair value of such nonvested stock was $225.

On May 16, 2013, the Company made grants of nonvested common stock under the Genco Shipping & Trading Limited 2012 Equity Incentive Plan in the amount of 200,634 shares in the aggregate to directors of the Company.  The aggregate fair value of such nonvested stock was $315.  These nonvested shares were cancelled on the Effective Date and the holder received warrants to acquire shares of New Genco Common Stock.  Refer to Note 1 - General Information for information regarding the Chapter 11 Cases. The aggregate fair value of such nonvested stock was $315.  On May 16, 2013, Baltic Trading made grants of nonvested common stock in the amount of 59,680 shares to directors of Baltic Trading.  These shares vested on April 9, 2014.  The aggregate fair value of such nonvested stock was $225.

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

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate.  Baltic Trading agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which Baltic Trading exercised on January 8, 2014. These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The first of these vessels, the Baltic Hornet, was delivered to Baltic Trading on October 29, 2014.  The Baltic Wasp is expected to be delivered to Baltic Trading during the fourth quarter of 2014. The Baltic Scorpion and the Baltic Mantis are expected to be delivered to Baltic Trading during the second and third quarters of 2015, respectively. As of September 30, 2014 and December 31, 2013, deposits on vessels were $31,396 and $1,013, respectively.  Baltic Trading intends to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the 2014 Baltic Trading Term Loan Facilities as described in Note 9 — Debt, to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

Refer to Note 1 — General Information for a listing of the vessel delivery dates for the vessels in the Company’s fleet and the estimated delivery dates for vessels that Baltic Trading has entered into agreements to purchase.

Below market time charters, including those acquired during previous periods, were amortized as an increase to voyage revenue by the Predecessor Company in the amount of $2 and $68 during the period from July 1 to July 9, 2014 and January 1 to July 9, 2014, respectively, and $51 and $283 during the three and nine months ended September 30, 2013, respectively.  As part of fresh-start accounting, the remaining liability for below market time charters was expensed during the re-valuation of our liabilities, refer to “Financial Statement Presentation” section in Note 1 — General Information.

Additionally, as part of fresh-start accounting, an asset for above market time charters was recorded in Time charters acquired in the amount of $450 for the Genco Bourgogne, Genco Muse and Genco Spirit.  These above market time charters were amortized as a decrease to voyage revenue by the Successor Company in the amount of $434 during the period from July 9 to September 30, 2014.

Capitalized interest expense associated with the newbuilding contracts entered into by Baltic Trading as recorded by the Successor Company for the period from July 9 to September 30, 2014 was $208.  Capitalized interest expense associated with the newbuilding contracts entered into by Baltic Trading as recorded by the Predecessor Company for the periods from July 1 to July 9, 2014, January 1 to July 9, 2014, and for the three and nine months ended September 30, 2013 was $20, $295, $0 and $0, respectively.

6 - INVESTMENTS

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”) and Korea Line Corporation (“KLC”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  These investments are designated as Available For Sale (“AFS”) and are reported at fair value, with unrealized gains and losses recorded in equity as a component of accumulated other comprehensive income (loss) (“AOCI”).  At September 30, 2014 and December 31, 2013, the Company held 16,335,100 shares of Jinhui capital stock which is recorded at its fair value of $38,384 and $77,488, respectively, based on the last closing price during each respective quarter on September 30, 2014 and December 30, 2013, respectively.  At September 30, 2014 and December 31, 2013, the Company held 3,355 shares of KLC stock which is recorded at its fair value of $79 and $82, respectively, based on the last closing price during each respective quarter on September 30, 2014 and December 30, 2013.

The Company reviews the investment in Jinhui and KLC for impairment on a quarterly basis.  There were no impairment charges recognized for the periods from January 1 to July 9, 2014, July 9 to September 30, 2014 or for the nine months ended September 30, 2013.

The unrealized gain (losses) on the Jinhui capital stock and KLC stock are a component of AOCI since these investments are designated as AFS securities.  As part of fresh-start reporting, the Company revised its cost basis for its investments in Jinhui and KLC based on their fair values on the Effective Date.

Refer to Note 12 — Accumulated Other Comprehensive Income (Loss) for a breakdown of the components of AOCI.

7 — NET (LOSS) EARNINGS PER COMMON SHARE

The computation of basic net (loss) earnings per share is based on the weighted-average number of common shares outstanding during the year. The computation of diluted net (loss) earnings per share assumes the vesting of nonvested stock awards (refer to Note 22 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 1,110,600 and 0 nonvested shares outstanding at September 30, 2014 and July 9, 2014 for the Successor Company and Predecessor Company, respectively (refer to Note 22 — Stock-Based Compensation), all are anti-dilutive.  The Successor Company’s diluted net (loss) earnings per share will also reflect the assumed conversion of the Equity Warrants and MIP Warrants issued by the Successor Company if the impact is dilutive under the treasury stock method.  The Predecessor Company’s diluted net (loss) earnings per share will also reflect the assumed conversion of the Company’s convertible debt if the impact is dilutive under the “if converted” method. The impact of the shares convertible under the Predecessor Company’s convertible notes is excluded from the computation of diluted earnings per share when the interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The components of the denominator for the calculation of basic net (loss) earnings per share and diluted net (loss) earnings per share are as follows:

	Successor	Predecessor
	Period from July 9 to September 30, 2014	Period from January 1 to July 9, 2014	Three Months Ended September 30, 2013

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	60,299,766	43,568,942	43,231,510

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	60,299,766	43,568,942	43,231,510

Dilutive effect of warrants	—	—

Dilutive effect of convertible notes	—	—	—

Dilutive effect of restricted stock awards	—	—	—

Weighted-average common shares outstanding, diluted	60,299,766	43,568,942	43,231,510

	Successor	Predecessor
	Period from July 9 to September 30, 2014	Period from January 1 to July 9, 2014	Nine Months Ended September 30, 2013

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	60,299,766	43,568,942	43,196,895

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	60,299,766	43,568,942	43,196,895

Dilutive effect of warrants	—	—	—

Dilutive effect of convertible notes	—	—	—

Dilutive effect of restricted stock awards	—	—	—

Weighted-average common shares outstanding, diluted	60,299,766	43,568,942	43,196,895

The following table sets forth a reconciliation of the net (loss) income attributable to GS&T and the net (loss) income attributable to GS&T for diluted net (loss) earnings per share under the “if-converted” method:

	Successor	Predecessor
	Period from July 9 to September 30, 2014	Period from July 1 to July 9, 2014	Three Months Ended September 30, 2013

Net (loss) income attributable to GS&T	$(18,290)	$892,919	$(35,034)

Interest expense related to convertible notes, if dilutive	—	—	—

Net (loss) income attributable to GS&T for the computation of diluted net loss per share	$(18,290)	$892,919	$(35,034)

	Successor	Predecessor
	Period from July 9 to September 30, 2014	Period from January 1 to July 9, 2014	Nine Months Ended September 30, 2013

Net (loss) income attributable to GS&T	$(18,290)	$793,291	$(128,566)

Interest expense related to convertible notes, if dilutive	—	—	—

Net (loss) income attributable to GS&T for the computation of diluted net loss per share	$(18,290)	$793,291	$(128,566)

8 - RELATED PARTY TRANSACTIONS

The following represent related party transactions reflected in these condensed consolidated financial statements:

The Company makes available employees performing internal audit services to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.  For the period from July 9 to September 30, 2014, the Successor Company invoiced $9 to GMC and for the period from January 1 to July 9, 2014 and for the nine months ended September 30, 2013, the Predecessor Company invoiced $72 and $110, respectively, to GMC.  The amounts billed to GMC include time associated with such internal audit services and other expenditures.  Additionally, for the period from July 9 to September 30, 2014, the Successor Company incurred travel and other office related expenditures totaling $22.  For the period from January 1 to July 9, 2014 and for the nine months ended September 30, 2013, the Predecessor Company incurred travel and other office related expenditures totaling $49 and $82, respectively.  These amounts are reimbursable to GMC or its service provider.  At September 30, 2014 and December 31, 2013, the amount due to GMC from the Company was $13 and $16, respectively.

During the period from July 9 to September 30, 2014, the Successor Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $2 from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board. Additionally, during the period from January 1 to July 9, 2014 and during the nine months ended September 30, 2013, the Predecessor Company incurred legal service aggregating $3 and $20, respectively, from Constantine Georgiopoulos.  At September 30, 2014 and December 31, 2013, the amount due to Constantine Georgiopoulos was $2 and $25, respectively.

GS&T and Baltic Trading have entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in their fleets.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is Chairman of the Board of Aegean.  During the period from July 9 to September 30, 2014, Aegean supplied lubricating oils to the Successor Company’s vessels aggregating $419.  Additionally, during the period from January 1 to July 9, 2014 and during the nine months ended September 30, 2013, Aegean supplied lubricating oils to the Predecessor Company’s vessels aggregating $1,087 and $1,022, respectively.  At September 30, 2014 and December 31, 2013, $277 and $263 remained outstanding, respectively.

During the period from July 9 to September 30, 2014, the Successor Company invoiced MEP for Technical serviced provided and expenses paid on MEP’s behalf aggregating $766.  During the period from January 1 to July 9, 2014 and during the nine months ended September 30, 2013, the Company invoiced MEP for technical services provided and expenses paid on MEP’s behalf aggregating $1,743 and $2,570, respectively.  Peter C. Georgiopoulos, Chairman of the Board, controls and has a minority interest in MEP.  At September 30, 2014 and December 31, 2013, $3 and $7, respectively, was due to the Company from MEP.  Total service revenue earned by the Successor Company for the technical service provided to MEP for the period from July 9 to September 30, 2014 was $756.  Total service revenue earned by the Predecessor Company for technical service provided to MEP for the period from January 1 to July 9, 2014 and for the nine months ended September 30, 2013 was $1,701 and $2,457, respectively.

9 - DEBT

Long-term debt consists of the following:

	Successor	Predecessor
	September 30, 2014	December 31, 2013

2007 Credit Facility	$—	$1,055,912
$100 Million Term Loan Facility	69,714	75,484
$253 Million Term Loan Facility	170,643	180,793
2010 Baltic Trading Credit Facility	102,250	102,250
Baltic Trading $22 Million Term Loan Facility	20,500	21,625
Baltic Trading $44 Million Term Loan Facility	41,938	44,000
Less: Current portion	(32,242)	(1,316,439)

Long-term debt	$372,803	$163,625

2007 Credit Facility

On July 20, 2007, the Company entered into the 2007 Credit Facility with DnB NOR Bank ASA. The maximum amount that may be borrowed under the 2007 Credit Facility prior to its termination as part of the Plan was $1,055,912.

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

$100 Million Term Loan Facility

On August 12, 2010, the Company entered into the $100 Million Term Loan Facility. As of September 30, 2014, the Company had utilized its maximum borrowing capacity of $100,000. The Company has used the $100 Million Term Loan Facility to fund or refund the Company a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies.  As of September 30, 2014, there was no availability under the $100 Million Term Loan Facility.

Pursuant to the amendments to the $100 Million Term Loan Facility that were entered into on December 21, 2011 and the August 2012 Agreements, the maximum leverage ratio covenant and the minimum permitted consolidated interest ratio covenant were waived for the periods ending on and including December 31, 2013.

As of September 30, 2014, the Company believes it is in compliance with all of the financial covenants under the $100 Million Term Loan Facility, as amended.

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

$253 Million Term Loan Facility

On August 20, 2010, the Company entered into the $253 Million Term Loan Facility.  As of September 30, 2014, the Company had utilized its maximum borrowing capacity of $253,000 to fund or refund to the Company a portion of the purchase price of the 13 vessels purchased from Bourbon SA during the third quarter of 2010 and first quarter of 2011.  As of September 30, 2014, there was no availability under the $253 Million Term Loan Facility.

Pursuant to the amendment to the $253 Million Term Loan Facility that was entered into on December 21, 2011 and the August 2012 Agreements, the maximum leverage ratio covenant and the minimum permitted consolidated interest ratio covenant were waived for the periods ending on and including December 31, 2013.

As of September 30, 2014 and December 31, 2013, the Company has deposited $9,750 that has been reflected as restricted cash.  Restricted cash will be released only if the underlying collateral is sold or disposed of.

As of September 30, 2014, the Company believes it is in compliance with all of the financial covenants under the $253 Million Term Loan Facility, as amended.

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

As of September 30, 2014, $7,750 remained available under the 2010 Baltic Trading Credit Facility as the total commitment was reduced to $110,000 on August 29, 2013.  The total available working capital borrowings of $25,000 are subject to the total remaining availability under the 2010 Baltic Trading Credit Facility, therefore, only $7,750 is available for working capital purposes as of September 30, 2014.

As of September 30, 2014, the Company believes Baltic Trading is in compliance with all of the financial covenants under the 2010 Baltic Trading Credit Facility.

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

On September 4, 2013, Baltic Hare Limited and Baltic Fox Limited made drawdowns of $10,730 and $11,270 for the Baltic Hare and the Baltic Fox, respectively.  As of September 30, 2014, Baltic Trading has utilized its maximum borrowing capacity of $22,000 and there was no further availability.  At September 30, 2014 and December 31, 2013, the total outstanding debt balance was $20,500 and $21,625, respectively, as required repayments began on December 4, 2013.

As of September 30, 2014 the Company believes Baltic Trading is in compliance with all of the financial covenants under the Baltic Trading $22 Million Term Loan Facility.

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

On December 23, 2013, Baltic Tiger Limited and Baltic Lion Limited made drawdowns of $21,400 and $22,600 for the Baltic Tiger and Baltic Lion, respectively.  As of September 30, 2014, Baltic Trading has utilized its maximum borrowing capacity of $44,000 and there was no further availability.  At September 30, 2014 and December 31, 2013, the total outstanding debt balance was $41,938 and $44,000, respectively, as required repayments began on March 24, 2014.

As of September 30, 2014, the Company believes Baltic Trading is in compliance with all of the financial covenants under the Baltic Trading $44 Million Term Loan Facility.

2014 Baltic Trading Term Loan Facilities

On October 8, 2014, Baltic Trading and its wholly-owned subsidiaries, Baltic Hornet Limited and Baltic Wasp Limited, each entered into a loan agreement and related documentation for a credit facility in a principal amount of up to $16,800 with ABN AMRO

Capital USA LLC and its affiliates (the “2014 Baltic Trading Term Loan Facilities”) to partially finance the newbuilding Ultramax vessel that each subsidiary is to acquire, namely the Baltic Hornet and Baltic Wasp, respectively.  Amounts borrowed under the 2014 Baltic Trading Term Loan Facilities may not be reborrowed.  The 2014 Baltic Trading Term Loan Facilities have a ten-year term, and the facility amount is to be the lowest of 60% of the delivered cost per vessel, $16,800 per vessel, and 60% of the fair market value of each vessel at delivery.  The 2014 Baltic Trading Term Loan Facilities are insured by the China Export & Credit Insurance Corporation (Sinosure) in order to cover political and commercial risks for 95% of the outstanding principal plus interest, which will be recorded in deferred financing fees.  Borrowings under the 2014 Baltic Trading Term Loan Facilities bear interest at the three or six-month LIBOR rate plus an applicable margin of 2.50% per annum.  Borrowings are to be repaid in 20 equal consecutive semi-annual installments of 1/24 of the facility amount plus a balloon payment of 1/6 of the facility amount at final maturity.  Principal repayments will commence six months after the actual delivery date for a vessel.

Borrowings under the 2014 Baltic Trading Term Loan Facilities are to be secured by liens on the Baltic Trading’s vessels acquired with borrowings under these facilities, namely the Baltic Hornet and Baltic Wasp, and other related assets. Baltic Trading guarantees the obligations of the Baltic Hornet and Baltic Wasp under the 2014 Baltic Trading Term Loan Facilities.

The 2014 Baltic Trading Term Loan Facilities require Baltic Trading, Baltic Hornet Limited and Baltic Wasp Limited to comply with covenants comparable to those of the Baltic Trading $44 Million Term Loan Facility, except for a collateral maintenance covenant requiring that the minimum fair market value of the vessel acquired be 135% of the amount outstanding under the 2014 Baltic Trading Term Loan Facilities.

On October 24, 2014, Baltic Trading drew down $16,800 for the purchase of the Baltic Hornet, which was delivered on October 29, 2014.

Change of Control

If the Company’s ownership in Baltic Trading were to decrease to less than 10% of the aggregate number of shares of common stock and Class B Stock of Baltic Trading, the outstanding Baltic Trading Class B Stock held by the Company would automatically convert into common stock, and the voting power held by the Company in Baltic Trading would likewise decrease to less than 30%. This would result in a change of control as defined under the Baltic Trading 2010 Credit Facility, the Baltic Trading $22 Million Term Loan Facility, the Baltic Trading $44 Million Term Loan Facility and the 2014 Baltic Trading Term Loan Facilities, and would therefore constitute an event of default. Additionally, a change of control constituting an event of default under Baltic Trading’s credit facilities would also occur if any party other than the Company or certain other permitted holders beneficially owns more than 30% of the Company’s outstanding voting or economic equity interests, which may occur if a party were deemed to control Genco. Refer to Note 1 — General Information for discussion of the Company’s current economic status.  The Prepack Plan did not result, and the Company does not expect the Prepack Plan to result, in a reduction of the Company’s ownership in Baltic Trading.  As of the date of this report, no change of control under either of the foregoing tests has occurred.  In addition, Baltic Trading has the right to terminate the Management Agreement upon the occurrence of certain events, including a Manager Change of Control (as defined in the Management Agreement), without making a termination payment.  Some of these have occurred as a result of the transactions contemplated by the Prepack Plan, including the consummation of any transaction that results in (i) any “person” (as such term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), other than Peter Georgiopoulos or any of his affiliates, becoming the beneficial owner of 25% of the Company’s voting securities or (ii) the Company’s stock ceasing to be traded on the New York Stock Exchange or any other internationally recognized stock exchange.  Therefore, Baltic Trading may have the right to terminate the Management Agreement, although Baltic Trading may be prevented or delayed from doing so because of the effect of applicable bankruptcy law, including the automatic stay provisions of the United States Bankruptcy Code and the provisions of the Prepack Plan and the Confirmation Order.  The Prepack Plan did not result in any changes to the Management Agreement.  In its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed on November 10, 2014, Baltic Trading stated that its Board of Directors had not made any determination as of the date of such report regarding any action in connection with the Management Agreement in light of the foregoing events.

Interest payable

As required under the August 2012 Agreements, lenders under the 2007 Credit Facility will receive a fee equal to 1.25% of the principal amount outstanding following such prepayment, or $13,199, on the earlier date of the maturity date of this facility or the date on which all obligations under this facility have been paid in full.  On the Effective Date, the 2007 Credit Facility was terminated, therefore this liability was discharged.  Refer to Note 1 — General Information for further information regarding the Chapter 11 Cases.

Interest rates

The following tables set forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above included the costs associated with unused commitment fees.  For the Predecessor Company for the period from January 1 to July 9, 2014, July 1 to July 9, 2014 and for the three and nine months ended September 30, 2013, the effective interest rate also included the rate differential between the pay fixed, receive variable rate on the interest rate swap agreements that were in effect (refer to Note 11 — Interest Rate Swap Agreements), combined, as well as the 1.0% facility fee for the 2007 Credit Facility as noted above. The following tables also include the range of interest rates on the debt, excluding the impact of swaps and unused commitment fees, if applicable:

	Successor	Predecessor
	Period from July 9 to September 30, 2014	Period from July 1 to July 9, 2014	Three Months Ended September 30, 2013
Effective Interest Rate	3.62%	3.94%	4.69%
Range of Interest Rates (excluding impact of swaps and unused commitment fees)	3.15% to 3.73%	3.15% to 5.15%	3.18% to 4.31%

	Successor	Predecessor
	Period from July 9 to September 30, 2014	Period from January 1 to July 9, 2014	Nine Months Ended September 30, 2013
Effective Interest Rate	3.62%	4.19%	4.72%
Range of Interest Rates (excluding impact of swaps and unused commitment fees)	3.15% to 3.73%	3.15% to 5.15%	3.18% to 4.38%

10 — CONVERTIBLE SENIOR NOTES

The Company issued $125,000 of the 2010 Notes on July 27, 2010.  The Indenture for the 2010 Notes includes customary agreements and covenants by the Company, including with respect to events of default.  As noted in Note 1 — General Information, the filing of the Chapter 11 Cases by the Company on April 21, 2014 constituted an event of default with respect to the 2010 Notes.  On this date, the Company ceased recording interest expense related to the 2010 Notes.  During the period from July 1 to July 9, 2014 and January 1 to July 9, 2014, interest expense of $255 and $2,522, including the amortization of the discount of the liability component and the bond coupon interest expense, was not recorded by the Predecessor Company, which would have been incurred had the indebtedness not been reclassified as a Liability subject to compromise.  On the Effective Date, when the Company emerged from Chapter 11, the 2010 Notes and the Indenture were fully satisfied and discharged.

The following tables provide additional information about the Company’s 2010 Notes:

Predecessor
December 31, 2013
Carrying amount of the equity component (additional paid-in capital)	$24,375
Principal amount of the 2010 Notes	125,000
Unamortized discount of the liability component	9,119
Net carrying amount of the liability component	115,881

	Predecessor
	Period from July 1 to July 9, 2014	Three Months Ended September 30, 2013	Period from January 1 to July 9, 2014 (a)	Nine Months Ended September 30, 2013
Effective interest rate on liability component	—%	10.0%	10.0%	10.0%
Cash interest expense recognized	$—	$1,575	$1,886	$4,687
Non-cash interest expense recognized	—	1,265	1,592	3,653
Non-cash deferred financing amortization costs included in interest expense	—	181	216	537

(a)         The amounts and percentage reflect amounts through April 21, 2014 since the Company ceased recording interest expense due to the Chapter 11 Cases.

Refer to Note 1 — General Information for additional information regarding defaults relating to the 2010 Notes.

11 - INTEREST RATE SWAP AGREEMENTS

As of December 31, 2013, the Company had four interest swap agreements outstanding with DNB Bank ASA to manage interest costs and the risk associated with variable interest rates related to the Company’s 2007 Credit Facility.  The total notional principal amount of the swaps at December 31, 2013 was $306,233 and the swaps had specified rates and durations.   Three of the swaps that were outstanding at December 31, 2013 expired during 2014 prior to the Petition Date.

As of March 31, 2014, the Company was in default under covenants of its 2007 Credit Facility due to the default on the scheduled debt amortization payment due on March 31, 2014. Refer to Note 1 — General Information for additional information regarding defaults relating to the swap.   The default under the 2007 Credit Facility requires the Company to elect interest periods of only one-month, therefore the Company no longer qualified for hedge accounting under the original designation and hedge accounting was terminated effective March 31, 2014.  Additionally, the filing of the Chapter 11 Cases by the Company on the Petition Date constituted an event of default with respect to the outstanding interest rate swap with DNB Bank ASA.  As a result, DNB Bank ASA terminated all transactions under the remaining swap agreement effective April 30, 2014 and filed a secured claim with the Bankruptcy Court of $5,622. The claim was paid to DNB Bank ASA by the Successor Company during the period from July 9 to September 30, 2014.

The following table summarizes the interest rate swaps designated as cash flow hedges that were in place as of December 31, 2013 for the Predecessor Company:

				Predecessor
				December 31, 2013
Interest Rate Swap Detail				Notional
Trade	Fixed	Start Date	End date	Amount
Date	Rate	of Swap	of Swap	Outstanding
9/6/05	4.485%	9/14/05	7/29/15	$106,233
3/29/06	5.25%	1/2/07	1/1/14	50,000
1/9/09	2.05%	1/22/09	1/22/14	100,000
2/11/09	2.45%	2/23/09	2/23/14	50,000

				$306,233

The following table summarizes the derivative asset and liability balances at December 31, 2013 for the Predecessor Company:

	Liability Derivatives
	Balance	Fair Value	Balance	Fair Value
	Sheet Location	December 31, 2013	Sheet Location	December 31, 2013
Derivatives designated as hedging instruments
Interest rate contracts	Fair value of derivative instruments (Current Assets)	$—	Fair value of derivative instruments (Current Liabilities)	$6,975
Interest rate contracts	Fair value of derivative instruments (Noncurrent Assets)	—	Fair value of derivative instruments (Noncurrent Liabilities)	—

Total derivatives designated as hedging instruments		—		6,975

Total Derivatives		$—		$6,975

The differentials to be paid or received for these swap agreements are recognized as an adjustment to interest expense as incurred.  The Company utilized cash flow hedge accounting for these swaps through March 31, 2014, whereby the effective portion of the change in the value of the swaps is reflected as a component of AOCI.  The ineffective portion is recognized as other expense, which is a component of other (expense) income.  On March 31, 2014, the cash flow hedge accounting on the remaining swap agreement was discontinued.  Once cash flow hedge accounting was discontinued, the changes in the fair value of the interest rate swaps are recorded in the Condensed Consolidated Statement of Operations in interest expense and the remaining amounts included in AOCI are amortized to interest expense over the original term of the hedging relationship for the Predecessor Company.

The following tables present the impact of derivative instruments and their location within the Condensed Consolidated Statement of Operations for the Predecessor Company:

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Period from July 1 to July 9, 2014

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2014	Portion)	2014	Portion)	2014
Interest rate contracts	$—	Interest Expense	$(95)	Other Income (Expense)	$—

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three-Month Period Ended September 30, 2013

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2013	Portion)	2013	Portion)	2013
Interest rate contracts	$(439)	Interest Expense	$(2,515)	Other Income (Expense)	$2

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Period from July 1 to July 9, 2014 and for the Three-Month Period Ended September 30, 2013

Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	For the Period from July 1 to July 9, 2014	Three Months Ended September 30, 2013
Interest rate contracts	Interest Expense	$—	$—

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Period from January 1 to July 9, 2014

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2014	Portion)	2014	Portion)	2014
Interest rate contracts	$(179)	Interest Expense	$(2,580)	Other Income (Expense)	$—

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Nine-Month Period Ended September 30, 2013

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2013	Portion)	2013	Portion)	2013
Interest rate contracts	$(668)	Interest Expense	$(7,431)	Other Income (Expense)	$(3)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Period from January 1 to July 9, 2014 and for the Nine-Month Period Ended September 30, 2013

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	For the Period from January 1 to July 9, 2014	Nine Months Ended September 30, 2013
Interest rate contracts	Interest Expense	$(225)	$—

The Company was required to provide collateral in the form of vessel assets to support the interest rate swap agreements, excluding vessel assets of Baltic Trading.  Prior to the termination of the 2007 Credit Facility on the Effective Date, the Company’s 35 vessels mortgaged under the 2007 Credit Facility served as collateral in the aggregate amount of $100,000.

12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI included in the accompanying condensed consolidated balance sheets consist of net unrealized gain (loss) on cash flow hedges and net unrealized gains (losses) from investments in Jinhui stock and KLC stock for the Predecessor Company.  For the Successor Company, the components of AOCI included in the accompanying condensed consolidated balance sheets consists only of net unrealized gains (losses) from investments in Jinhui stock and KLC stock based on the revised cost basis recorded as part of fresh-start reporting.

Changes in AOCI by Component

For the Period from July 9 to September 30, 2014

Successor Company

Net Unrealized Gain (Loss) on Investments
AOCI — July 9, 2014	$—

OCI before reclassifications	(13,341)
Amounts reclassified from AOCI	—
Net current-period OCI	(13,341)

AOCI — September 30, 2014	$(13,341)

Changes in AOCI by Component

For the Period from July 1 to July 9, 2014

Predecessor Company

	Net Unrealized Gain (Loss) on Cash Flow Hedges	Net Unrealized Gain (Loss) on Investments	Total
AOCI — July 1, 2014	$(4,670)	$32,746	$28,076

OCI before reclassifications	—	2,186	2,186
Amounts reclassified from AOCI	95	—	95
Net current-period OCI	95	2,186	2,281

AOCI — July 9, 2014	$(4,575)	$34,932	$30,357

Changes in AOCI by Component

For the Three-Month Period Ended September 30, 2013

Predecessor Company

	Net Unrealized Gain (Loss) on Cash Flow Hedges	Net Unrealized Gain (Loss) on Investments	Total
AOCI — July 1, 2013	$(11,370)	$10,543	$(827)

OCI before reclassifications	4,591	14,514	19,105
Amounts reclassified from AOCI	(2,515)	—	(2,515)
Net current-period OCI	2,076	14,514	16,590

AOCI — September 30, 2013	$(9,294)	$25,057	$15,763

Changes in AOCI by Component

For the Period from January 1 to July 9, 2014

Predecessor Company

	Net Unrealized Gain (Loss) on Cash Flow Hedges	Net Unrealized Gain (Loss) on Investments	Total
AOCI — January 1, 2014	$(6,976)	$60,698	$53,722

OCI before reclassifications	(179)	(25,766)	(25,945)
Amounts reclassified from AOCI	2,580	—	2,580
Net current-period OCI	2,401	(25,766)	(23,365)

AOCI — July 9, 2014	$(4,575)	$34,932	$30,357

Changes in AOCI by Component

For the Nine-Month Period Ended September 30, 2013

Predecessor Company

	Net Unrealized Gain (Loss) on Cash Flow Hedges	Net Unrealized Gain (Loss) on Investments	Total
AOCI — January 1, 2013	$(16,057)	$4,216	$(11,841)

OCI before reclassifications	14,194	20,841	35,035
Amounts reclassified from AOCI	(7,431)	—	(7,431)
Net current-period OCI	6,763	20,841	27,604

AOCI — September 30, 2013	$(9,294)	$25,057	$15,763

Reclassifications Out of AOCI

Predecessor Company

	Amount Reclassified from AOCI
	Predecessor
Details about AOCI Components	Period from July 1 to July 9, 2014	Three Months Ended September 30, 2013	Affected Line Item in the Statement Where Net Loss is Presented
Gains and losses on cash flow hedges
Interest rate contracts	$95	$2,515	Interest expense

Total reclassifications for the period	$95	$2,515

	Amount Reclassified from AOCI
	Predecessor
Details about AOCI Components	Period from January 1 to July 9, 2014	Nine Months Ended September 30, 2013	Affected Line Item in the Statement Where Net Loss is Presented
Gains and losses on cash flow hedges
Interest rate contracts	$2,580	$7,431	Interest expense

Total reclassifications for the period	$2,580	$7,431

13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at September 30, 2014 and December 31, 2013 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	Successor		Predecessor
	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$106,620	$106,620	$122,722	$122,722
Restricted cash	10,150	10,150	10,150	10,150
Floating rate debt	405,045	405,045	1,480,064	See Below
2010 Notes	—	—	115,881	63,438

The fair value of the floating rate debt under the Amended and Restated $100 Million Term Loan Facility and the Amended and Restated $253 Million Term Loan Facility are based on rates obtained upon our emergence from Chapter 11 on the Effective Date.  The 2007 Credit Facility was terminated on the Effective Date; however, a portion of the floating rate debt of the 2007 Credit Facility which was outstanding as of December 31, 2013 was traded in a private transaction for an amount that is not determinable by the Company, which Management believed was lower than the debt’s current carrying value as of December 31, 2013.  The fair value of the 2010 Baltic Trading Credit Facility is based on rates Baltic Trading has obtained pursuant to the amendment to the existing 2010 Baltic Trading Credit Facility on August 29, 2013.  The fair value of the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility is based on rates that Baltic Trading recently obtained upon the effective dates of these facilities on August 30, 2013 and December 3, 2013, respectively.  Refer to Note 9 — Debt for further information.  Additionally, the Company considers its creditworthiness in determining the fair value of floating rate debt under the credit facilities.  The carrying value approximates the fair market value for these floating rate loans, except for the 2007 Credit Facility as of December 31, 2013.  The fair value of the convertible senior notes payable represents the market value based on recent transactions of the 2010 Notes at December 31, 2013 without bifurcating the value of the conversion option.  The fair value of the interest rate swaps at December 31, 2013 is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of both the swap counterparty and the Company.  The carrying amounts of the Company’s other financial instruments at September 30, 2014 and December 31, 2013 (principally Due from charterers and Accounts payable and accrued expenses), approximate fair values because of the relatively short maturity of these instruments.

ASC Subtopic 820-10, Fair Value Measurements & Disclosures (“ASC 820-10”), applies to all assets and liabilities that are being measured and reported on a fair value basis.  This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumption (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

As of September 30, 2014 and December 31, 2013, the fair values of the Company’s financial assets and liabilities are categorized as follows:

	Successor
	September 30, 2014
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$38,463	$38,463	$—

	Predecessor
	December 31, 2013
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$77,570	$77,570	$—
Derivative instruments — liability position	6,975	—	6,975

The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company also holds an investment in the stock of KLC, which is classified as a long-term investment.  The stock of KLC is publicly traded on the Korea Stock Exchange and is considered a Level 1 item.  The Company’s only interest rate derivative instrument is a pay-fixed, receive-variable interest rate swaps based on LIBOR which was outstanding as of December 31, 2013.  The Company has elected to use the income approach to value this derivative, using observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  Refer to Note 11 — Interest Rate Swap Agreements for further information regarding the Company’s interest rate swap agreements.  ASC 820-10 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position have also been factored into the fair value measurement of the derivative instruments.  This credit valuation adjustment did not have a material impact on the fair value measurement of the derivative instruments as of December 31, 2013.  Refer to Note 1 — General Information for additional information regarding defaults relating to the swap.  Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transaction amongst third parties. The 2010 Notes were publicly traded in the over-the-counter market; however, they were not considered to be actively traded. As such, the 2010 Notes are considered to be a Level 2 item as of December 31, 2013.  The interest rate swap agreement and 2010 Notes were not outstanding as of September 30, 2014.  The Company did not have any Level 3 financial assets or liabilities during the nine months ended September 30, 2014 and 2013.

14 - PREPAID EXPENSES AND OTHER CURRENT AND NONCURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	Successor	Predecessor
	September 30, 2014	December 31, 2013
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$13,407	$11,342
Prepaid items	5,025	5,000
Insurance receivable	2,719	1,096
Other	4,089	1,627
Total prepaid expenses and other current assets	$25,240	$19,065

Other noncurrent assets in the amount of $514 at September 30, 2014 and December 31, 2013 represent the security deposit related to the operating lease entered into effective April 4, 2011. Refer to Note 21 — Commitments and Contingencies for further information related to the lease agreement.

15 — DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities and other debt offerings and amending existing loan facilities. Total net deferred financing costs consist of the following as of September 30, 2014 and December 31, 2013:

	Successor	Predecessor
	September 30, 2014	December 31, 2013

2007 Credit Facility	$—	$29,568
$100 Million Term Loan Facility	1,492	1,783
$253 Million Term Loan Facility	3,135	4,708
2010 Notes	—	3,637
2010 Baltic Trading Credit Facility	3,339	3,339
Baltic Trading $22 Million Term Loan Facility	529	518
Baltic Trading $44 Million Term Loan Facility	758	737
Total deferred financing costs	9,253	44,290
Less: accumulated amortization	2,562	22,279
Total	$6,691	$22,011

Amortization expense of deferred financing costs for the Successor Company for the period from July 9 to September 30, 2014 was $384.  Amortization expense of deferred financing costs for the Predecessor Company for the period July 1 to July 9, 2014 and for the period from January 1 to July 9, 2014 was $170 and $4,461, respectively.  Amortization expense of deferred financing costs for the Predecessor Company for the three and nine months ended September 30, 2013 was $3,171 and $6,862, respectively.  This amortization expense is recorded as a component of Interest expense in the Condensed Consolidated Statements of Operations.

On the Effective Date, the Company eliminated the net unamortized deferred financing costs for the 2007 Credit Facility and the 2010 Notes and classified the changes as Restructuring items, net in the Condensed Consolidated Statements of Operation for the Predecessor Company as both the 2007 Credit Facility and 2010 Notes were terminated as part of the Plan.  Additionally, the unamortized deferred financing costs for the $100 Million Term Loan Facility and the $253 Million Term Loan Facility prior their Restatements and Amendment pursuant to the Plan were eliminated and the Company classified the changes to Restructuring items, net in the Condensed Consolidated Statements of Operation for the Predecessor Company.  Fees and legal expenses for securing the Amended and Restated $100 Million and $253 Million Term Loan Facilities have been capitalized as deferred financing costs and will be amortized over the extended term of the respective loans.

16 - FIXED ASSETS

Fixed assets consist of the following:

	Successor	Predecessor
	September 30, 2014	December 31, 2013
Fixed assets, at cost:
Vessel equipment	$121	$4,323
Leasehold improvements	—	2,679
Furniture and fixtures	462	786
Computer equipment	129	754
Total costs	712	8,542
Less: accumulated depreciation and amortization	66	3,438
Total	$646	$5,104

Depreciation and amortization expense for fixed assets for the Successor Company for the period from July 9 to September 30, 2014 was $66.  Depreciation and amortization expense for fixed assets for the Predecessor Company for the period from July 1 to July 9, 2014 and January 1 to July 9, 2014 was $19 and $458, respectively.  Additionally, depreciation and amortization expense for fixed assets for the Predecessor Company for the three and nine months ended September 30, 2013 was $233 and $687, respectively. Refer to Note 4 — Cash Flow Information for information regarding the reclassification from fixed assets to vessels assets during the period from January 1 to July 9, 2014.

17 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	Successor	Predecessor
	September 30, 2014	December 31, 2013
Accounts payable	$17,075	$5,643
Accrued general and administrative expenses	6,964	8,960
Accrued vessel operating expenses	12,910	12,756
Total	$36,949	$27,359

18 — LIABILITIES SUBJECT TO COMPROMISE

As a result of the filing of the Chapter 11 Cases on April 21, 2014, the payment of pre-petition indebtedness is subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed.  Refer to the Financial Statement Presentation section of Note 1 — General Information for the allocation of the reinstatement of the Liabilities subject to compromise on the Effective Date.

As of July 9, 2014, Liabilities subject to compromise for the Predecessor Company consist of the following:

Predecessor
July 9, 2014
2007 Credit Facility	$1,055,912
$ 100 Million Term Loan Facility	73,561
$ 253 Million Term Loan Facility	175,718
Interest payable	13,199
Terminated interest rate swap liability	5,622
Convertible senior note payable	117,473
Bond coupon interest payable	1,105
Lease obligation	815
Pre-petition accounts payable	41
Total	$1,443,446

19 - REVENUE FROM TIME CHARTERS

Total voyage revenue includes revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters.  For the period from July 9 to September 30, 2014, the Successor Company earned $43,943 of voyage revenue.  For the period from July 1 to July 9, 2014 and from January 1 to July 9, 2014, the Predecessor Company earned $4,034 and $118,759 of voyage revenue, respectively.  For the three and nine months ended September 30, 2013, the Predecessor Company earned $58,605 and $143,222 of voyage revenue, respectively. There was no profit sharing revenue earned during the nine months ended September 30, 2014 and 2013.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of November 11, 2014, is expected to be $6,051 for the remainder of 2014 and $792 for 2015, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For drydockings, the Company assumes twenty days of offhire.  Future minimum revenue excludes revenue earned for the vessels currently in pool arrangements and vessels that are currently on or will be on spot market-related time charters, as spot rates cannot be estimated, as well as profit sharing revenue.

20 — REORGANIZATION ITEMS, NET

Reorganization items, net represent amounts incurred and recovered subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

	Successor	Predecessor
	Period from July 9, 2014 to September 30, 2014	Period from July 1 to July 9, 2014	Period from January 1 to July 9, 2014
Professional fees incurred	$857	$15,126	$34,981
Trustee fees incurred	310	—	251
Total reorganization fees	$1,167	$15,126	$35,232

Gain on settlement of liabilities subject to compromise	$—	$(1,187,689)	$(1,187,689)
Net gain on debt and equity discharge and issuance	—	(775,086)	(775,086)
Fresh-start reporting adjustments	—	1,045,376	1,045,376
Total fresh-start adjustment	$—	$(917,399)	$(917,399)

Total reorganization items, net	$1,167	$(902,273)	$(882,167)

21 - COMMITMENTS AND CONTINGENCIES

In September 2005, the Company entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  On January 6, 2012, the Company ceased the use of this space. During the period from July 1 to July 9, 2014 and during the three months ended September 30, 2013, the Predecessor Company recorded net rent expense of ($13) and ($39), respectively.  During the period from January 1 to July 9, 2014 and during the nine months ended September 30, 2013, the Predecessor Company recorded net rent expense of ($41) and $92, representing the adjustment of the present value of the Company’s estimating remaining rent expense for the duration of the lease after taking into account estimated future sublease income based on the sublease agreement entered into effective November 1, 2013. The current and long-term lease obligations related to this lease agreement as of December 31, 2013 of $176 and $744, respectively, are recorded in the condensed consolidated balance sheet in Current portion of lease obligations and Long-term lease obligation, respectively, for the Predecessor Company.  Pursuant to the Plan that was approved by the Bankruptcy Court, the Debtors rejected this lease agreement on the Effective Date and the Company believes that it will owe the lessor the remaining liability.

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011. Following the expiration of the free base rental period, the monthly base rental payments are $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor was obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that will commence immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the entire lease from June 1, 2011 to September 30, 2025 was $130 for the Predecessor Company.  On the Effective Date, a revised straight-line rent calculation was completed as part of fresh-start reporting.  The revised monthly straight-line rental expense for the term of the lease from the Effective Date to September 30, 2025 is $150.  The Company had a long-term lease obligation at September 30, 2014 and December 31, 2013 of $186 and $2,370, respectively.  Rent expense pertaining to this lease recorded by the Successor Company for the period from July 9 to September 30, 2014 was $410.  Rent expense pertaining to this lease recorded by the Predecessor Company for the period from July 1 to July 9, 2014, January 1 to July 9, 2014 and for the three and nine months ended September 30, 2013 was $34, $813, $389 and $1,168, respectively.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $245 for the remainder of 2014, $1,037 for 2015, $1,076 annually for 2016 and 2017, $916 for 2018 and a total of $15,590 for the remaining term of the lease.

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application. On February 5, 2010, the rehabilitation plan submitted by Samsun was approved by the South Korean courts. As part of the rehabilitation process, the Company’s claim of $17,212 will be settled in the following manner; 34.0%, or $5,852, will be paid in cash in annual installments on December 30th of each year from 2010 through 2019 ranging from 8.0% to 17.0%; the remaining 66.0%, or $11,360, was converted to Samsun shares at a specified value per share. On December 30, 2012, a total payment was due from Samsun in the amount of $527 which represents 9.0% of the total $5,852 approved cash settlement. On December 30, 2013, a total payment was due from Samsun in the amount of $468 which represents 8.0% if the total $5,852 approved cash settlement. During the year ended December 30, 2012, Samsun remitted only 50% of the payment due, or $263 and during the year ended December 31, 2013 there was no payment remitted. During the period from July 9 to September 30, 2014, the Successor Company recorded Other operating income of $296 which represents the remaining 50% of the payment that was due on December 30, 2012 including interest earned on those amounts.

22 - STOCK-BASED COMPENSATION

Genco Shipping & Trading — Predecessor Company

The table below summarizes the Predecessor Company’s nonvested stock awards for the period ended July 9, 2014 under the Genco Shipping & Trading Limited 2005 and 2012 Equity Incentive Plans (the “GS&T Plans”).  Under the Plan, on the Effective Date, any unvested shares were deemed vested automatically and Equity Warrants were issued.  Refer to “Successor Company Equity Warrant Agreement” section in Note 1 — General Information for further information.  The vesting of these shares is included in the $1,583 of expense recorded by the Predecessor Company during the period from July 1 to July 9, 2014 as included in the table below.

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2014 - Predecessor	880,465	$7.77
Granted	—	—
Vested	(880,465)	7.77
Cancelled	—	—

Outstanding at July 9, 2014 - Predecessor	—	$—

The total fair value of shares that vested under the GS&T Plans during the period from January 1 to July 9, 2014 and during the nine months ended September 30, 2013 for the Predecessor Company was $691 and $110, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the periods from July 1 to July 9, 2014 and January 1 to July 9, 2014 and for the three and nine months ended September 30, 2014 and 2013, the Predecessor Company recognized nonvested stock amortization expense for the GS&T Plans, which is included in general, administrative and management fees, as follows:

	Predecessor
	Period from July 1 to July 9, 2014	Three Months Ended September 30, 2013	Period from January 1 to July 9, 2014	Nine Months Ended September 30, 2013
General, administrative, and management fees	$1,583	$749	$2,403	$2,314

Genco Shipping & Trading — Successor Company

2014 Management Incentive Plan

On the Effective Date, pursuant to the Chapter 11 Plan, the Company adopted the MIP (as defined in Note 1 — General Information). An aggregate of 9,668,061 shares of Common Stock were available for award under the MIP, which were awarded in the form of restricted stock grants and awards of three tiers of MIP Warrants with staggered strike prices based on increasing equity values.  The number of shares of common stock available under the Plan represented approximately 1.8% of the shares of post-

emergence Common Stock outstanding as of the Effective Date on a fully-diluted basis. Awards under the MIP were available to eligible employees, non-employee directors and/or officers of the Company and its subsidiaries (collectively, “Eligible Individuals”). Under the MIP, a committee appointed by the Board from time to time (or, in the absence of such a committee, the Board) (in either case, the “Plan Committee”) may grant a variety of stock-based incentive awards, as the Plan Committee deems appropriate, to Eligible Individuals. The MIP Warrants are exercisable on a cashless basis and contain customary anti-dilution protection in the event of any stock split, reverse stock split, stock dividend, reclassification, dividend or other distributions (including, but not limited to, cash dividends), or business combination transaction.

On August 7, 2014, pursuant to the MIP, certain individuals were granted MIP Warrants whereby each warrant can be converted on a cashless basis for the amount in excess of the respective strike price. The MIP Warrants were issued in three tranches, which are exercisable for 2,380,664, 2,467,009, and 3,709,788 shares and have exercise prices of $25.91 (the “$25.91 Warrants”), $28.73 (the “$28.73 Warrants”) and $34.19 (the “$34.19 Warrants”), respectively. The fair value of each warrant upon emergence from bankruptcy was $7.22 for the $25.91 Warrants, $6.63 for the $28.73 Warrants and $5.63 for the $34.19 Warrants. The warrant values were based upon a calculation using the Black-Scholes-Merton option pricing formula. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, cost of capital interest rate and expected life of the instrument. The Company has determined that the warrants should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Monte Carlo Model against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification. The Black-Scholes-Merton option pricing formula used a volatility of 43.91% (representing the six-year volatility of a peer group), a risk-free interest rate of 1.85% and a dividend rate of 0%.  The aggregate fair value of these awards upon emergence from bankruptcy was $54,436. The warrants vest 33.33% on each of the first three anniversaries of the grant date, with accelerated vesting upon a change in control of the Company.

For the period from August 7, 2012 to September 30, 2014, the Successor Company recognized amortization expense of the fair value of these warrants of $5,010 which is included in the Company’s Condensed Consolidated Statements of Operations as a component of General, administrative, and management fees. Amortization of the unamortized stock-based compensation balance of $49,426 as of September 30, 2014 is expected to be expensed $8,380, $25,941, $11,496, and $3,609 during the years ending December 31, 2014, 2015, 2016 and 2017, respectively.  The following table summarizes all the warrant activity for the period July 9, 2014 to September 30, 2014:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at July 9, 2014 - Successor	—	$—	$—
Granted	8,557,461	30.31	6.36
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at September 30, 2014 - Successor	8,557,461	$30.31	$6.36

The following table summarizes certain information about the warrants outstanding as of September 30, 2014:

	Warrants Outstanding, September 30, 2014			Warrants Exercisable, September 30, 2014
Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Warrants	Weighted Average Exercise Price
$30.31	8,557,461	$30.31	5.86	—	—

The table below summarizes the Successor Company’s nonvested stock awards for the period from July 9 to September 30, 2014 that were issued under the 2014 MIP Plan:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at July 9, 2014 - Successor	—	$—
Granted	1,110,600	20.00
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2014 - Successor	1,110,600	$20.00

The total fair value of restricted shares that vested under the 2014 MIP Plan during the period from July 9 to September 30, 2014 for the Successor Company was $0.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the period from July 9 to September 30, 2014, the Successor Company recognized nonvested stock amortization expense for the 2014 MIP Plan restricted shares, which is included in general, administrative and management fees, as follows:

Successor
Period from July 9 to September 30, 2014
General, administrative, and management fees	$2,044

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2014, unrecognized compensation cost of $20,168 related to nonvested stock will be recognized over a weighted-average period of 2.85 years.

Baltic Trading Limited

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

The following table presents a summary of Baltic Trading’s nonvested stock awards for the nine months ended September 30, 2014 under the Baltic Trading Plan:

	Number of Baltic Trading Common Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2014	1,381,429	$6.03
Granted	36,345	6.19
Vested	(176,180)	10.53
Forfeited	—	—

Outstanding at September 30, 2014	1,241,594	$5.39

The total fair value of shares that vested under the Baltic Trading Plan during the period from July 9 to September 30, 2014, the period from January 1 to July 9, 2014 and during the nine months ended September 30, 2013 was $0, $1,143 and $643, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The Successor Company and the Predecessor Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in general, administrative and management fees, as follows:

	Successor	Predecessor
	Period from July 9 to September 30, 2014	Period from July 1 to July 9, 2014	Three Months Ended September 30, 2013	Period from January 1 to July 9, 2014	Nine Months Ended September 30, 2013
General, administrative, and management fees	$818	$78	$341	$1,949	$1,156

The Company is amortizing Baltic Trading’s grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2014, unrecognized compensation cost of $3,392 related to nonvested stock will be recognized over a weighted-average period of 2.76 years.

23 - SHARE REPURCHASE PROGRAM

Since the inception of its share repurchase program through July 9, 2014, the Predecessor Company repurchased and retired 278,300 shares of its common stock for $11,500.  Prior to the termination of the 2007 Credit Facility pursuant to the Plan, the terms of the 2007 Credit Facility required the Company to suspend all share repurchases until the Company can represent that it is in a position to again satisfy the collateral maintenance covenant.  No share repurchases were made by the Predecessor Company during the period from January 1 to July 9, 2014 and during the nine months ended September 30, 2013.

24 - LEGAL PROCEEDINGS

Refer to Note 1 — General Information for information concerning the Chapter 11 Cases.

On March 28, 2014, the Genco Auvergne was arrested due to a disputed claim with the charterer of one of the Company’s other vessels, namely the Genco Ardennes. In order for the Company to release the Genco Auvergne from its arrest, the Company entered into a cash collateralized $900 bank guarantee with Skandinaviska Enskilda Banken AB (the “SEB Bank Guarantee”) on April 3, 2014. The vessel has since been released from its arrest and the bank guarantee will remain in an escrow account until the arbitration related to this case is completed. The SEB Bank Guarantee resulted in additional indebtedness by the Company. As the Company was in default under the covenants of its 2007 Credit Facility due to the default on a scheduled debt amortization payment due on March 31, 2014, on April 3, 2014 the Company received a consent from the lenders under the 2007 Credit Facility to incur this additional indebtedness. Also, under the $253 Million Term Loan Facility for which the Genco Auvergne is collateralized, the Company may not incur additional indebtedness related to its collateralized vessels under this facility. The Company also received a consent from the lenders under the $253 Million Term Loan Facility on April 3, 2014 in order to enter the SEB Bank Guarantee.  The $900 to collateralize the bank guarantee has been recorded as Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets as of September 30, 2014.

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

25 - SUBSEQUENT EVENTS

On October 29, 2014, Baltic Trading took delivery of the Baltic Hornet, a 63,574 dwt Ultramax newbuilding from Yangfan Group Co., Ltd.  Baltic Trading utilized cash on hand and $16,800 of proceeds from the 2014 Baltic Trading Term Loan Facilities to pay the remaining balance of $19,400 for the Baltic Hornet.

On November 4, 2014, Baltic Trading declared a dividend of $0.01 per share to be paid on or about November 26, 2014 to shareholders of record as of November 20, 2014.  The aggregate amount of the dividend is expected to be approximately $576, of which approximately $512 will be paid to minority shareholders, which Baltic Trading anticipates will be funded from cash on hand at the time payment is to be made.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines in demand or rates in the drybulk shipping industry; (ii) prolonged weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general, administrative and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) our acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to time charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the fulfillment of the closing conditions under, or the execution of additional documentation for, Baltic Trading’s agreements to acquire vessels; (xvi) obtaining, completion of definitive documentation for, and funding of financing for the vessel acquisitions on acceptable terms; (xvii) the extent to which our operating results continue to be affected by weakness in market conditions and charter rates;  (xviii) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xix) the timing and realization of the recoveries of assets and the payments of claims and the amount of expenses required to recognize such recoveries and reconcile such claims; (xx) our ability to obtain sufficient and acceptable post-restructuring financing; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent reports on Form 8-K and Form 10-Q.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding vessels of Baltic Trading Limited (“Baltic Trading”), our fleet currently consists of nine Capesize, eight Panamax, 17 Supramax, six Handymax and 13 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 3,810,000 dwt, and the average age of our fleet is currently approximately 9.5 years, as compared to the average age for the world fleet of approximately 9 years for the drybulk shipping segments in which we compete.  We seek to deploy our vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers, including Cargill International S.A., Pacific Basin Chartering Ltd., Swissmarine Services S.A. and the Clipper Logger Pool, in which Clipper Group acts as the pool manager.  The majority of the vessels in our current fleet are presently engaged under time charter and spot market-related time charter contracts that expire (assuming the option periods in the time charters are not exercised) between November 2014 and December 2015.

In addition, Baltic Trading’s fleet currently consists of four Capesize, one Ultramax, four Supramax and five Handysize drybulk carriers with an aggregate carrying capacity of approximately 1,159,000 dwt.  After the expected delivery of the three additional Ultramax newbuilding vessels that Baltic Trading has agreed to acquire, Baltic Trading will own a fleet of 17 drybulk vessels, consisting of four Capesize, four Ultramax, four Supramax and five Handysize drybulk carriers with a total carrying capacity of approximately 1,351,000 dwt.

See pages 51-55 for a table of all vessels that have been or are expected to be delivered to us, including Baltic Trading’s vessels.

On April 21, 2014, the Debtors filed the Chapter 11 Filing. On July 2, 2014, the Bankruptcy Court entered the Confirmation Order which approved and confirmed the Plan. On the Effective Date of July 9, 2014, the Debtors emerged from Chapter 11 through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.  Refer to Note 1 in our Condensed Consolidated Financial Statements contained in this Quarterly Report for a detailed description of the Plan.

Baltic Trading, formerly our wholly-owned subsidiary, completed its initial public offering, or IPO, on March 15, 2010. On May 28, 2013, Baltic Trading closed an equity offering of 6,419,217 shares of common stock at an offering price of $3.60 per share. Baltic Trading received net proceeds of approximately $21.6 million after deducting underwriters’ fees and expenses. Additionally, on September 25, 2013, Baltic Trading closed an equity offering of 13,800,000 shares of common stock at an offering price of $4.60 per share. Baltic Trading received net proceeds of approximately $59.5 million after deducting underwriters’ fees and expenses. Lastly, on November 18, 2013, Baltic Trading closed an equity offering of 12,650,000 shares of common stock at an offering price of $4.60 per share. Baltic Trading received net proceeds of approximately $55.1 million after deducting underwriters’ fees and expenses. As a result of Baltic Trading’s equity offerings completed on May 28, 2013, September 25, 2013 and November 18, 2013, we were issued 128,383, 276,000 and 253,000 shares, respectively, of Class B stock, which represents 2% of the number of common shares issued. As of September 30, 2014, our wholly-owned subsidiary Genco Investments LLC owned 6,356,471 shares of Baltic Trading’s Class B Stock, which represents an 11.04% ownership interest in Baltic Trading at September 30, 2014 and 65.06% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock. Baltic Trading is consolidated as we control a majority of the voting interest in Baltic Trading. Management’s discussion and analysis of our results of operations and financial condition includes the results of Baltic Trading.

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

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk carriers from Yangfan Group Co., Ltd. for a purchase of $28.0 million per vessel, or up to $112.0 million in the aggregate. Baltic Trading has agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which Baltic Trading exercised on January 8, 2014. These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The first of these vessels, the Baltic Hornet, was delivered on October 29, 2014.  The Baltic Wasp is expected to be delivered to Baltic Trading during the fourth quarter of 2014. The Baltic Scorpion and the Baltic Mantis are expected to be delivered to Baltic Trading during the second and third quarters of 2015, respectively. Baltic Trading intends to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the 2014 Baltic Trading Term Loan Facilities as described in Note 9 — Debt in our condensed consolidated financial statements, to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.  If Baltic Trading is unable to obtain such debt or equity financing to fund the vessels, it may pursue alternatives, including refinancing its existing indebtedness or dispositions of assets.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and nine months ended September 30, 2014 and 2013 on a consolidated basis, which includes the operations of Baltic Trading.  The period from July 9 to September 30, 2014 (Successor Company) and the period from July 1 to July 9, 2014 and January 1 to July 9, 2014 (Predecessor Company) are distinct reporting periods as a result of our emergence from bankruptcy on July 9, 2014.  References in these results of operation and the percentage change combine the Successor Company and Predecessor Company results for the three and nine months ended September 30, 2014 in order to provide comparability of such information to the three and nine-month period ended September 30, 2013.

	For the Three Months Ended September 30,		Increase
	2014	2013	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,196.0	1,012.0	184.0	18.2%
Panamax	736.0	736.0	—	—
Supramax	1,932.0	1,932.0	—	—
Handymax	552.0	552.0	—	—
Handysize	1,656.0	1,522.1	133.9	8.8%

Total	6,072.0	5,754.1	317.9	5.5%

Available days (2)
Capesize	1,179.6	1,012.0	167.6	16.6%
Panamax	719.5	736.0	(16.5)	(2.2)%
Supramax	1,836.0	1,902.7	(66.7)	(3.5)%
Handymax	516.9	547.7	(30.8)	(5.6)%
Handysize	1,652.4	1,508.3	144.1	9.6%

Total	5,904.4	5,706.7	197.7	3.5%

Operating days (3)
Capesize	1,175.1	1,012.0	163.1	16.1%
Panamax	715.6	736.0	(20.4)	(2.8)%
Supramax	1,815.0	1,882.1	(67.1)	(3.6)%
Handymax	501.3	539.6	(38.3)	(7.1)%
Handysize	1,632.8	1,495.1	137.7	9.2%

Total	5,839.8	5,664.8	175.0	3.1%

Fleet utilization (4)
Capesize	99.6%	100.0%	(0.4)%	(0.4)%
Panamax	99.5%	100.0%	(0.5)%	(0.5)%
Supramax	98.9%	98.9%	—	—
Handymax	97.0%	98.5%	(1.5)%	(1.5)%
Handysize	98.8%	99.1%	(0.3)%	(0.3)%

Fleet average	98.9%	99.3%	(0.4)%	(0.4)%

	For the Three Months Ended September 30,		Increase
	2014	2013	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$12,131	$18,178	$(6,047)	(33.3)%
Panamax	5,474	8,528	(3,054)	(35.8)%
Supramax	6,978	8,196	(1,218)	(14.9)%
Handymax	6,502	7,811	(1,309)	(16.8)%
Handysize	6,670	7,855	(1,185)	(15.1)%

Fleet average	7,696	9,882	(2,186)	(22.1)%

Daily vessel operating expenses (6)
Capesize	$5,532	$5,154	$378	7.3%
Panamax	4,767	4,524	243	5.4%
Supramax	4,929	4,724	205	4.3%
Handymax	5,781	5,241	540	10.3%
Handysize	4,414	4,565	(151)	(3.3)%

Fleet average	4,965	4,782	183	3.8%

	For the Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	3,549.0	3,003.0	546.0	18.2%
Panamax	2,184.0	2,184.0	—	—
Supramax	5,733.0	5,733.0	—	—
Handymax	1,638.0	1,638.0	—	—
Handysize	4,914.0	4,418.1	495.9	11.2%

Total	18,018.0	16,976.1	1,041.9	6.1%

Available days (2)
Capesize	3,532.6	2,986.6	546.0	18.3%
Panamax	2,097.9	2,184.0	(86.1)	(3.9)%
Supramax	5,448.3	5,649.6	(201.3)	(3.6)%
Handymax	1,556.1	1,614.0	(57.9)	(3.6)%
Handysize	4,826.3	4,378.2	448.1	10.2%

Total	17,461.2	16,812.4	648.8	3.9%

Operating days (3)
Capesize	3,525.4	2,985.1	540.3	18.1%
Panamax	2,090.0	2,165.5	(75.5)	(3.5)%
Supramax	5,373.7	5,611.5	(237.8)	(4.2)%
Handymax	1,516.8	1,593.9	(77.1)	(4.8)%
Handysize	4,699.6	4,349.1	350.5	8.1%

Total	17,205.5	16,705.1	500.4	3.0%

Fleet utilization (4)
Capesize	99.8%	99.9%	(0.1)%	(0.1)%
Panamax	99.6%	99.2%	0.4%	0.4%
Supramax	98.6%	99.3%	(0.7)%	(0.7)%
Handymax	97.5%	98.8%	(1.3)%	(1.3)%
Handysize	97.4%	99.3%	(1.9)%	(1.9)%

Fleet average	98.5%	99.4%	(0.9)%	(0.9)%

	For the Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$13,095	$10,081	$3,014	29.9%
Panamax	7,016	7,396	(380)	(5.1)%
Supramax	8,246	8,119	127	1.6%
Handymax	7,979	7,137	842	11.8%
Handysize	7,854	7,588	266	3.5%

Fleet average	8,947	8,141	806	9.9%

Daily vessel operating expenses (6)
Capesize	$5,430	$5,341	$89	1.7%
Panamax	5,232	4,824	408	8.5%
Supramax	5,166	4,711	455	9.7%
Handymax	5,280	4,841	439	9.1%
Handysize	4,672	4,502	170	3.8%

Fleet average	5,101	4,795	306	6.4%

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Voyage revenues (in thousands)	$47,977	$58,605	$162,702	$143,222
Voyage expenses (in thousands)	2,535	2,212	6,475	6,352
	$45,442	$56,393	$156,227	$136,870
Total available days	5,904.4	5,706.7	17,461.2	16,812.4
Total TCE rate	$7,696	$9,882	$8,947	$8,141

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

Operating Data

The following tables represent the operating data for the three and nine months ended September 30, 2014 and 2013 on a consolidated basis, which includes the operations of Baltic Trading.  The period from July 9 to September 30, 2014 (Successor Company) and the period from July 1 to July 9, 2014 and January 1 to July 9, 2014 (Predecessor Company) are distinct reporting periods as a result of our emergence from bankruptcy on July 9, 2014.  References in these results of operation and the percentage change combine the Successor Company and Predecessor Company results for the three and nine months ended September 30, 2014 in order to provide comparability of such information to the three and nine-month period ended September 30, 2013.  We did not compare the share and per share amounts, since the change in our capital structure as a result of the bankruptcy renders these not comparable between the Successor Company and Predecessor Company.

	Successor	Predecessor	Combined	Predecessor
	Period from July 9 to September 30, 2014	Period from July 1 to July 9, 2014	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$43,943	$4,034	$47,977	$58,605	$(10,628)	(18.1)%
Service revenues	756	72	828	828	—	—

Total revenues	44,699	4,106	48,805	59,433	(10,628)	(17.9)%

Operating Expenses:
Voyage expenses	2,335	200	2,535	2,212	323	14.6%
Vessel operating expenses	27,248	2,902	30,150	27,515	2,635	9.6%
General, administrative and management fees	15,492	6,147	21,639	7,871	13,768	174.9%
Depreciation and amortization	17,356	3,213	20,569	35,222	(14,653)	(41.6)%
Other operating income	(296)	—	(296)	—	(296)	100.0%

Total operating expenses	62,135	12,462	74,597	72,820	1,777	2.4%

Operating loss	(17,436)	(8,356)	(25,792)	(13,387)	(12,405)	92.7%
Other expense	(3,566)	(1,528)	(5,094)	(23,110)	18,016	(78.0)%

Loss before reorganization items, net	(21,002)	(9,884)	(30,886)	(36,497)	5,611	(15.4)%
Reorganization items, net	(1,167)	902,273	901,106	—	901,106	100.0%

(Loss) income before income taxes	(22,169)	892,389	870,220	(36,497)	906,717	(2,484.4)%
Income tax expense	(393)	(38)	(431)	(479)	48	(10.0)%

Net (loss) income	(22,562)	892,351	869,789	(36,976)	906,765	(2,452.3)%
Less: Net loss attributable to noncontrolling interest	(4,272)	(568)	(4,840)	(1,942)	(2,898)	149.2%
Net (loss) income attributable to Genco Shipping & Trading Limited	$(18,290)	$892,919	$874,629	$(35,034)	$909,663	(2,596.5)%

Net (loss) earnings per share - basic	$(0.30)	$20.49	$ N/A	$(0.81)	$ N/A	N/A
Net (loss) earnings per share - diluted	$(0.30)	$20.49	$ N/A	$(0.81)	$ N/A	N/A
Dividends declared and paid per share	$—	$—	$—	$—	$—	—
Weighted average common shares outstanding - basic	60,299,766	43,568,942	N/A	43,231,510	N/A	N/A
Weighted average common shares outstanding - diluted	60,299,766	43,568,942	N/A	43,231,510	N/A	N/A

EBITDA (1)	$3,032	$897,699	$900,731	$23,732	$876,999	3,695.4%

	Successor	Predecessor	Combined	Predecessor
	Period from July 9 to September 30, 2014	Period from January 1 to July 9, 2014	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$43,943	$118,759	$162,702	$143,222	$19,480	13.6%
Service revenues	756	1,701	2,457	2,457	—	—

Total revenues	44,699	120,460	165,159	145,679	19,480	13.4%

Operating Expenses:
Voyage expenses	2,335	4,140	6,475	6,352	123	1.9%
Vessel operating expenses	27,248	64,670	91,918	81,400	10,518	12.9%
General, administrative and management fees	15,492	31,371	46,863	24,543	22,320	90.9%
Depreciation and amortization	17,356	75,952	93,308	104,322	(11,014)	(10.6)%
Other operating income	(296)	—	(296)	—	(296)	100.0%

Total operating expenses	62,135	176,133	238,268	216,617	21,651	10.0%

Operating loss	(17,436)	(55,673)	(73,109)	(70,938)	(2,171)	3.1%
Other expense	(3,566)	(41,122)	(44,688)	(65,931)	21,243	(32.2)%

Loss before reorganization items, net	(21,002)	(96,795)	(117,797)	(136,869)	19,072	(13.9)%
Reorganization items, net	(1,167)	882,167	881,000	—	881,000	100.0%

(Loss) income before income taxes	(22,169)	785,372	763,203	(136,869)	900,072	(657.6)%
Income tax expense	(393)	(815)	(1,208)	(997)	(211)	21.2%

Net (loss) income	(22,562)	784,557	761,995	(137,866)	899,861	(652.7)%
Less: Net loss attributable to noncontrolling interest	(4,272)	(8,734)	(13,006)	(9,300)	(3,706)	39.8%
Net (loss) income attributable to Genco Shipping & Trading Limited	$(18,290)	$793,291	$775,001	$(128,566)	$903,567	(702.8)%

Net (loss) earnings per share - basic	$(0.30)	$18.21	$ N/A	$(2.98)	$ N/A	N/A
Net (loss) earnings per share - diluted	$(0.30)	$18.21	$ N/A	$(2.98)	$ N/A	N/A
Dividends declared and paid per share	$—	$—	$—	$—	$—	—
Weighted average common shares outstanding - basic	60,299,766	43,568,942	N/A	43,196,895	N/A	N/A
Weighted average common shares outstanding - diluted	60,299,766	43,568,942	N/A	43,196,895	N/A	N/A

EBITDA (1)	$3,032	$911,074	$914,106	$42,626	$871,480	2,044.5%

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

	Successor	Predecessor
	Period from July 9 to September 30, 2014	Period from July 1 to July 9, 2014	Three Months Ended September 30, 2013	Period from January 1 to July 9, 2014	Nine Months Ended September 30, 2013
Net (loss) income attributable to Genco Shipping & Trading Limited	$(18,290)	$892,919	$(35,034)	$793,291	$(128,566)
Net interest expense	3,573	1,529	23,065	41,016	65,873
Income tax expense	393	38	479	815	997
Depreciation and amortization	17,356	3,213	35,222	75,952	104,322
EBITDA (1)	$3,032	$897,699	$23,732	$911,074	$42,626

Results of Operations

The following tables set forth information about the vessels in our fleet, including Baltic Trading’s vessels, as of November 17, 2014:

Genco Shipping & Trading Limited

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	April 2015	104% of BCI
Genco Tiberius	2007	Cargill International S.A.	December 2014	102% of BCI
Genco London	2007	Cargill International S.A.	December 2014	100% of BCI
Genco Titus	2007	Swissmarine Services S.A.	Dec. 2014/May 2015	100%/104.5% of BCI(3)
Genco Constantine	2008	Cargill International S.A.	February 2015	102% of BCI
Genco Hadrian	2008	Swissmarine Services S.A.	October 2015	98.5% of BCI
Genco Commodus	2009	Swissmarine Services S.A.	March 2015	100% of BCI
Genco Maximus	2009	Swissmarine Services S.A.	February 2015	100% of BCI
Genco Claudius	2010	Swissmarine Services S.A.	September 2015	99% of BCI

Panamax Vessels
Genco Beauty	1999	Navig8 Inc.	February 2015	94.5% of BPI
Genco Knight	1999	Swissmarine Services S.A.	March 2015	99% of BPI
Genco Leader	1999	TTMI/Swissmarine Asia Pte. Ltd.	Nov. 2014/Aug. 2015	100%/96.5% of BPI(4)
Genco Vigour	1999	Swissmarine Services S.A.	February 2015	98% of BPI
Genco Acheron	1999	Swissmarine Services S.A.	December 2014	100% of BPI
Genco Surprise	1998	Swissmarine Services S.A.	May 2015	100% of BPI
Genco Raptor	2007	Global Maritime Investments Ltd.	December 2014	100% of BPI
Genco Thunder	2007	Swissmarine Services S.A.	February 2015	100% of BPI

Supramax Vessels
Genco Predator	2005	Cargill Ocean Transportation Pte. Ltd.	January 2015	$9,500(5)
Genco Warrior	2005	Western Bulk Pte. Ltd.	January 2015	$9,500(6)
Genco Hunter	2007	Pacific Basin Chartering Ltd.	December 2014	107% of BSI
Genco Cavalier	2007	Harmony Innovation Shipping Ltd.	December 2014	$9,500(7)
Genco Lorraine	2009	Pioneer Navigation Ltd.	Nov. 2014/Mar. 2015	$7,500/$9,500(8)
Genco Loire	2009	Caltrek Freight and Trading Ltd.	December 2014	91.5% of BSI
Genco Aquitaine	2009	Bulkhandling Handymax A/S	March 2015	Spot Pool(9)
Genco Ardennes	2009	Bulkhandling Handymax A/S	March 2015	Spot Pool(9)
Genco Auvergne	2009	Pioneer Navigation Ltd.	December 2015	100% of BSI(10)
Genco Bourgogne	2010	Harmony Innovation Shipping Ltd.	November 2014	$10,500(11)

Genco Brittany	2010	Navig8 Bulk Pool Inc.	January 2015	Spot Pool(12)
Genco Languedoc	2010	D’Amico Dry Ltd.	January 2015	100% of BSI
Genco Normandy	2007	Oldendorff GMBH & Co.	November 2014	$6,500(13)
Genco Picardy	2005	Pioneer Navigation Ltd.	December 2014	101% of BSI
Genco Provence	2004	Pioneer Navigation Ltd.	July 2015	100% of BSI(14)
Genco Pyrenees	2010	Harmony Innovation Shipping Ltd.	November 2014	$10,250(15)
Genco Rhone	2011	Pioneer Navigation Ltd.	November 2015	100% of BSI

Handymax Vessels
Genco Success	1997	Transbulk Shipping Corporation Ltd.	November 2014	$6,250(16)
Genco Carrier	1998	Centurion Bulk Pte. Ltd.	December 2014	$11,000(17)
Genco Prosperity	1997	Dragon Carriers Ltd.	December 2014	$6,500(18)
Genco Wisdom	1997	ED & F MAN Shipping Ltd.	December 2014	90% of BSI
Genco Marine	1996	Goodwang Shipping & Trading Co. Ltd.	December 2014	$7,250(19)
Genco Muse	2001	Aquavita International S.A.	November 2014	$7,000(20)

Handysize Vessels
Genco Sugar	1998	Clipper Logger Pool	May 2015	Spot Pool(21)
Genco Pioneer	1999	Clipper Logger Pool	May 2015	Spot Pool(21)
Genco Progress	1999	Clipper Logger Pool	May 2015	Spot Pool(21)
Genco Explorer	1999	Clipper Logger Pool	May 2015	Spot Pool(21)
Genco Reliance	1999	Clipper Logger Pool	May 2015	Spot Pool(21)
Genco Charger	2005	Pacific Basin Chartering Ltd.	February 2015	100% of BHSI
Genco Challenger	2003	Pacific Basin Chartering Ltd.	February 2015	100% of BHSI
Genco Champion	2006	Pacific Basin Chartering Ltd.	August 2015	100% of BHSI
Genco Ocean	2010	Pioneer Navigation Ltd.	March 2015	107% of BHSI
Genco Bay	2010	Pacific Basin Chartering Ltd.	December 2014	107% of BHSI
Genco Avra	2011	Pioneer Navigation Ltd.	September 2015	107% BHSI
Genco Mare	2011	Cargill International S.A.	May 2015	115% of BHSI
Genco Spirit	2011	Cargill International S.A.	November 2014	$8,500-$13,500 with 50% profit sharing(22)

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

(3) We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter for 4.5 to 7.5 months based on 104.5% of the Baltic Capesize Index, published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 104.5%.  The vessel is estimated to enter drydocking for scheduled repairs between October 15, 2014 and December 15, 2014.  The extension will begin once the drydocking is completed.

(4) We have reached an agreement with Swissmarine Asia Pte. Ltd. on a spot market-related time charter for 8.5 to 12.5 months based on 96.5% of the Baltic Panamax Index, published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Panamax FFA values at 96.5%.  The vessel is expected to deliver to charterers on or about December 10, 2014 after repositioning.

(5) We have reached an agreement with Cargill Ocean Transportation Pte. Ltd. on a time charter for approximately 50 days at a rate of $9,500 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel is expected to deliver to charterers on or about November 20, 2014 after repositioning.  A ballast bonus will be awarded for the repositioning period.  The vessel completed drydocking for scheduled repairs on October 30, 2014.

(6) We have reached an agreement with Western Bulk Pte. Ltd. on a time charter for approximately 75 days at a rate of $9,500 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on November 4, 2014 after completion of drydocking for schedule repairs.

(7) We have reached an agreement with Harmony Innovation Shipping Ltd. on a time charter for approximately 20 days at a rate of $9,500 per day.  Hire is paid every 15 days in advance less a 5.00% third party brokerage commission.  The vessel delivered to charterers on November 12, 2014 after repositioning. The vessel redelivered to Genco on November 6, 2014.

(8) We have agreed to an extension with Pioneer Navigation Ltd. on a time charter for 3.5 to 6.5 months at a rate of $9,500 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The extension is expected to begin on or about November 18, 2014.

(9) We have reached an agreement to enter these vessels into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager.  The vessels will remain in the pool for a minimum period of four months at which point Genco can withdraw the vessel with three months’ notice.

(10) We have reached an agreement with Pioneer Navigation Ltd. on a spot market-related time charter for 13.5 to 18 months based on 100% of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports, except for the initial 40 days in which hire is based on the average of the Baltic Supramax S2 and S3 routes.  Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 100%.  The vessel delivered to charterers on October 31, 2014 after completion of drydocking for scheduled repairs.

(11) We have reached an agreement with Harmony Innovation Shipping Ltd. on a time charter for approximately 25 days at a rate of $10,500 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on October 28, 2014 after repositioning.  The vessel redelivered to Genco on October 21, 2014.

(12) We have reached an agreement with Navig8 Bulk Pool Inc. to enter this vessel into the Supra8 Pool, a vessel pool trading in the spot market of which Navig8 Inc. acts as the pool manager.  The minimum and maximum expiration dates of the agreement are January 15, 2015 and March 1, 2015, respectively.  The vessel entered the pool on September 30, 2014.

(13) We have agreed to an extension with Oldendorff GMBH & Co. on a time charter for two to three laden legs at a rate of $6,500 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The extension began on June 7, 2014.

(14) We have reached an agreement with Pioneer Navigation Ltd. on a spot market-related time charter for 10.5 to 13.5 months based on 100% of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 100%.  The vessel delivered to charterers on September 12, 2014.

(15) We have reached an agreement with Harmony Innovation Shipping Ltd. on a time charter for approximately 20 days at a rate of $10,250 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on October 26, 2014 after repositioning.  The vessel redelivered to Genco on October 19, 2014.

(16) We have reached an agreement with Transbulk Shipping Corporation Ltd. on a time charter for approximately 65 days at a rate of $6,250 per day.  If the time charter exceeds 65 days, the vessel will earn a hire rate of $9,750 per day thereafter.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on July 22, 2014.

(17) We have reached an agreement with Centurion Bulk Pte. Ltd. on a time charter for approximately 25 days at a rate of $11,000 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel is expected to deliver to charterers on or about November 17, 2014.

(18) We have reached an agreement with Dragon Carriers Ltd. on a time charter for approximately 30 days at a rate of $6,500 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on November 10, 2014 after repositioning.  The vessel redelivered to Genco on November 4, 2014.

(19) We have reached an agreement with Goodwang Shipping & Trading Co. on a time charter for approximately 20 days at a rate of $7,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel is expected to deliver to charterers on or about November 21, 2014 after repositioning. The vessel re-delivered from the previous charterer on November 15, 2014.

(20) We have reached an agreement with Aquavita International S.A. on a time charter for approximately 50 days at a rate of $7,000 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on October 7, 2014.

(21) We have reached an agreement to enter these vessels into the Clipper Logger Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager.  We can withdraw the vessels with a minimum notice of six months.

(22) The rate for the spot market-related time charter is linked with a floor of $8,500 and a ceiling of $13,500 daily with a 50% profit sharing arrangement to apply to any amount above the ceiling. The rate is based on 115% of the average of the daily rates of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in advance net of a 5.00% third-party brokerage commission.  This vessel was acquired with an existing time charter with a below-market rate. For the below-market time charter, Genco allocates the purchase price between the vessel and an intangible liability for the value assigned to the below-market charter-hire. This intangible liability is amortized as an increase to voyage revenues over the minimum remaining terms of the applicable charter, at which point the liability will be amortized to zero and the vessel will begin earning the ‘‘Cash Daily Rate.’’ For cash flow purposes, Genco will continue to receive the rate presented in the ‘‘Cash Daily Rate’’ column until the charter expires.  Specifically, for the Genco Spirit, the daily amount of amortization associated with the below-market rate is approximately $200 per day over the actual cash rate earned.

Baltic Trading Limited

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure	Expected Delivery(2)

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	February 2015	101.5% of BCI (3)
Baltic Wolf	2010	Cargill International S.A.	December 2014	100% of BCI (4)
Baltic Tiger	2011	Swissmarine Services S.A	Dec. 2014/ Oct. 2015	102.75%/103% of BCI (5)
Baltic Lion	2012	Cargill International S.A.	December 2014	102.75% of BCI (6)
Ultramax Vessels
Baltic Hornet	2014	Swissmarine Asia Pte. Ltd.	November 2015	115.5% of BSI (7)
Baltic Wasp	2014	TBD	TBD	TBD	Q4 2014
Baltic Scorpion	2015	TBD	TBD	TBD	Q2 2015
Baltic Mantis	2015	TBD	TBD	TBD	Q3 2015
Supramax Vessels
Baltic Leopard	2009	Bulkhandling Handymax A/S	February 2015	Spot Pool (8)
Baltic Panther	2009	Bulkhandling Handymax A/S	February 2015	Spot Pool (8)
Baltic Jaguar	2009	Bulkhandling Handymax A/S	February 2015	Spot Pool (8)
Baltic Cougar	2009	Bulkhandling Handymax A/S	February 2015	Spot Pool (8)
Handysize Vessels
Baltic Wind	2009	Trammo Bulk Carriers	January 2016	107% of BHSI (9)
Baltic Cove	2010	Trammo Bulk Carriers	January 2015	106% of BHSI (10)
Baltic Breeze	2010	Clipper Bulk Shipping Ltd.	July 2015	$6,500 (11)
Baltic Fox	2010	Clipper Logger Pool	September 2015	Spot Pool (12)
Baltic Hare	2009	Clipper Logger Pool	September 2015	Spot Pool (12)

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

(3)         We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter based on 101.5% of the average of the daily rates of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco Shipping & Trading Limited (“Genco”).  The minimum and maximum expiration dates of the time charter are February 1, 2015 and April 15, 2015, respectively.

(4)         We have reached an agreement with Cargill International S.A. on a spot market-related time charter based on 100% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% brokerage commission, which includes the 1.25% commission payable to Genco.  The duration of the spot market-related time charter is 21.5 to 26.5 months.

(5)         We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter for 10.5 to 13.5 months based on 103% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The extension is expected to begin on or about December 1, 2014.

(6)         We have reached an agreement with Cargill International S.A. on a spot market-related time charter for 10.5 to 13.5 months based on 102.75% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

(7)         We have reached an agreement with Swissmarine Asia Pte. Ltd. on a spot market-related time charter for 12 to 15 months based on 115.5% of the average of the daily rates of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The vessel delivered to charterers on November 1, 2014.

(8)         We have reached an agreement to enter these vessels into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. Baltic Trading can withdraw a vessel with three months’ notice.

(9)         We have reached an agreement with Trammo Bulk Carriers on a spot-market related time charter for 15.5 to19.5 months based on 107% of the average of the daily rates of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The vessel delivered to charterers on October 3, 2014.

(10)  We have reached an agreement with Trammo Bulk Carriers on a spot market-related time charter for 10.5 months to a maximum expiration date of April 1, 2015 based on 106% of the average of the daily rates of the BHSI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

(11)  We have reached an agreement with Clipper Bulk Shipping Ltd. on a spot-market related time charter based on 103.5% of the BHSI, as reflected in daily reports except for the initial 40 days in which hire will be $5,000 per day. Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The minimum and maximum expiration dates of the time charter are July 17, 2015 and October 1, 2015, respectively. The vessel is expected to delivered to charterers on November 7, 2014.

(12)  We have reached an agreement to enter these vessels into the Clipper Logger Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager.  The vessels will remain in the pool for a minimum period of two years.

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

VOYAGE REVENUES-

For the three months ended September 30, 2014, voyage revenues decreased 18.1% to $48.0 million as compared to $58.6 million for the three months ended September 30, 2013.  The decrease in voyage revenues was primarily due to lower spot market rates achieved by the majority of the vessels in our fleet.  This decrease was partially offset by an increase in revenues earned by Baltic Trading’s vessels of $0.9 million due to the increase in the size of Baltic Trading’s fleet partially offset by lower spot market rates achieved by its other vessels.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 22.1% to $7,696 a day for the three months ended September 30, 2014 from $9,882 a day for the three months ended September 30, 2013.  The decrease in TCE rates was primarily due to lower spot market achieved by the vessels in our fleet partially offset by the operation of two additional Capesize vessels during the third quarter of 2014 as compared to the third quarter of 2013.  During the third quarter of 2014, excess vessel supply continued to weigh on the drybulk market.  Lower Brazilian iron ore fixtures than historically observed in the third quarter of each year, a decline in Chinese coal imports due to increased hydro power production, and an increase of Capesize deliveries in September of this year all contributed to a softer freight rate environment.  More recently, a relative increase of Brazilian iron ore fixtures since the week of October 20, 2014 has helped support Capesize rates, and the onset of the North American grain season has positively impacted the Panamax sector.

For the three months ended September 30, 2014 and 2013, we had 6,072.0 and 5,754.1 ownership days, respectively.  The increase in ownership days is a result of the delivery of four Baltic Trading vessels during the second half of 2013.  Fleet utilization decreased to 98.9% during the three months ended September 30, 2014 as compared to 99.3% during the same period during 2013 primarily due to additional offhire for our Handymax vessels during the three months ended September 30, 2014.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day.  During the three months ended September 30, 2014 and 2013, total service revenue was $0.8 million during both periods.

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

Voyage expenses increased by $0.3 million from $2.2 million during the three months ended September 30, 2013 as compared to $2.5 million during the three months ended September 30, 2014.  The increase in voyage expenses was primarily due to an increase in bunker consumption during the third quarter of 2014 as there were additional ballast legs of time charters during which we consumed bunkers during the third quarter of 2014 as compared to the same period last year, as well as an increase in bunkers consumed during drydocking.  These increases were partially offset by a decrease in the cost of bunkers consumed during short-term time charters, as well as a decrease in third-party broker commissions as a result of the overall decrease in voyage revenue earned during the third quarter of 2014 as compared to the same period during 2013.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $2.6 million to $30.2 million for the three months ended September 30, 2014 as compared to $27.5 million for the three months ended September 30, 2013.  This increase was primarily due to the operation of a larger fleet as a result of the delivery of four Baltic Trading vessels during the second half of 2013, as well as higher maintenance related expenses incurred during drydocking for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Daily vessel operating expenses increased to $4,965 per vessel per day for the three months ended September 30, 2014 from $4,782 per day for the three months ended September 30, 2013.  The increase in daily vessel operating expenses was primarily due to higher maintenance related expenses incurred during drydocking, as well as higher crew costs and purchases of stores.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended September 30, 2014 were $325 below the weighted-average budgeted rate of $5,290 per vessel per day.

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

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the three months ended September 30, 2014 and 2013, general, administrative and management fees were $21.6 million and $7.9 million, respectively.  The increase was primarily due to higher non-cash compensation expenses associated with restricted shares and warrants issued under the MIP.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Management fees increased marginally due to the delivery of four Baltic Trading vessels during the second half of 2014.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense decreased by $14.7 million to $20.6 million during the three months ended September 30, 2014 as compared $35.2 million during to the three months ended September 30, 2013 primarily due to the revaluation of our vessel assets on the Effective Date as part of fresh-start accounting which resulted in a decrease in vessel assets, vessel equipment recorded as part of other fixed assets and drydocking assets. Additionally, on the Effective Date, we increased the scrap value of our vessels from $245/lwt to $310/lwt which will result in an overall decrease in vessel depreciation expense over the remaining life of the vessels.  These decreases were partially offset by the operation of a larger fleet during the third quarter of 2014, including the four Baltic Trading vessels delivered during the second half of 2013.

OTHER OPERATING INCOME

For the three months ended September 30, 2014 and 2013, other operating income was $0.3 million and $0, respectively. During the three months ended September 30, 2014, we received the remaining 50%, including interest, of the cash settlement that was originally due from Samsun on December 30, 2012 as included in the rehabilitation plan approved by the South Korean courts during 2010. Refer to Note 21 — Commitments and Contingencies in our condensed consolidated financial statements for further information regarding the settlement payments.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended September 30, 2014 and 2013, net interest expense was $5.1 million and $23.1 million, respectively.  Net interest expense during the three months ended September 30, 2014 and 2013 consisted of interest expense under our $100 Million Term Loan Facility, $253 Million Term Loan Facility, Baltic Trading’s $150 million senior secured revolving credit facility (the “2010 Baltic Trading Credit Facility”) and the Baltic Trading $22 Million Term Loan Facility, which was entered into August 30, 2013.  Additionally, interest income, unused commitment fees associated with the aforementioned credit facilities as well as the amortization of deferred financing costs related to the aforementioned credit facilities are included in net interest expense during the three months ended September 30, 2014 and 2013.  Net interest expense during the three months ended September 30, 2013 and 2014 also includes interest expense related our 5.0% Convertible Senior Notes (the “2010 Notes”) up until the Petition Date and for the 2007 Credit Facility until the Effective Date.  Lastly, net interest expense during the three months ended September 30, 2014 also includes interest expense under the Baltic Trading $44 Million Term Loan Facility, which was entered into on December 3, 2013.

The decrease in net interest expense for the third quarter of 2014 as compared to the third quarter of 2013 was primarily due to a decrease in interest expense associated with the 2007 Credit Facility, which was terminated pursuant to the Plan on the Effective Date, and the interest rate swap agreements as three interest rate swap agreements expired during the first quarter of 2014.  Additionally, there was a decrease in interest expense related to the 2010 Notes as we ceased accreting the liability related to the 2010 Notes and accruing for the related coupon payment on the Petition Date of April 21, 2014.  Refer to Note 9 — Debt, Note 10 — Convertible Senior Notes and Note 11 — Interest Rate Swap Agreements in our condensed consolidated financial statements.  These decreases were partially offset by the interest expense and the amortization of deferred financing costs recorded during the third quarter of 2014 associated with the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility, which were entered into by Baltic Trading effective August 30, 2013 and December 3, 2013, respectively.  Refer to Note 9 — Debt in our condensed consolidated financial statements and the 2013 10-K for more information regarding the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility.

REORGANIZATION ITEMS, NET-

For the three months ended September 30, 2014, reorganization items, net were $901.1 million. These reorganization items include trustee fees, professional fees incurred after the Petition Date in relation to the Chapter 11 Cases, the revaluation of assets and liabilities recorded as part of fresh-start accounting, the gain on the settlement of liabilities subject to compromise, as well as a net gain on debt and equity discharge and issuance pursuant to the

Plan.  Refer to Note 20 — Reorganization items, net in our Condensed Consolidated Financial Statements for further detail. There were no reorganization items during the three months ended September 30, 2013, as the Petition Date was April 21, 2014.

INCOME TAX EXPENSE-

For the three months ended September 30, 2014, income tax expense was $0.4 million as compared to $0.5 million during the three months ended September 30, 2013.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our condensed consolidated financial statements.  Income tax expense decreased during the three months ended September 30, 2014 as compared to the same period during the prior year primarily due to higher commercial service revenue due to Genco (USA) from Baltic Trading pursuant to the Management Agreement primarily as a result of sales and purchase fees for the two Baltic Trading vessels delivered during the third quarter of 2013.  This decrease was partially offset by higher charter rates achieved by Baltic Trading’s fleet during the third quarter of 2014, as well as an increase in commercial service revenue and technical management fees earned for the four vessels delivered to Baltic Trading during the second half of 2013.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the three months ended September 30, 2014 and 2013, net loss attributable to noncontrolling interest was $4.8 million and $1.9 million, respectively.  These amounts represent the net loss attributable to the noncontrolling interest of Baltic Trading.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

VOYAGE REVENUES-

For the nine months ended September 30, 2014, voyage revenues increased 13.6% to $162.7 million versus $143.2 million for the nine months ended September 30, 2013.  Revenues increased by approximately $19.5 million primarily due to higher charter rates achieved by our Capesize vessels.  Included in the increase in voyage revenues was an increase in revenues earned by Baltic Trading’s vessels of $12.4 million due to higher spot market rates achieved by a majority of it vessels, as well as the increase in the size of its fleet.

The average TCE rate of our fleet increased 9.9% to $8,947 a day for the nine months ended September 30, 2014 from $8,141 a day for the nine months ended September 30, 2013.  The increase in the TCE rate was due to higher charter rates achieved by our Capesize vessels as well as the operation of the two additional Capesize vessels delivered to Baltic Trading during the fourth quarter of 2013, namely the Baltic Lion and Baltic Tiger.

For the nine months ended September 30, 2014 and 2013, we had 18,018.0 and 16,976.1 ownership days, respectively.  The increase in ownership days is a result of the delivery of four Baltic Trading vessels during the second half of 2013.  Fleet utilization decreased to 98.5% during the nine months ended September 30, 2014 as compared to 99.4% during the same period during 2013 due to additional offhire days for our Handymax and Handysize vessels.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day.  During the nine months ended September 30, 2014 and 2013, total service revenue was $2.5 million during both periods.

VOYAGE EXPENSES-

For the nine months ended September 30, 2014 and 2013, voyage expenses increased to $6.5 million from $6.4 million, respectively.  The $0.1 million increase is primarily due to an increase in broker commissions as a result of an increase in voyage revenue earned during the nine months ended September 30, 2014 as compared to the same period last year.  This increase was partially offset by a decrease in the cost of bunkers consumed during short-term time charters during the nine months ended September 30, 2014 as compared to the same period last year.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $10.5 million to $91.9 million for the nine months ended September 30, 2014 as compared to $81.4 million for the nine months ended September 30, 2013. This increase was primarily due to the operation of a larger fleet as a result of the delivery of four Baltic Trading vessels during the second half of 2013, as well as an increase in crew costs and higher maintenance related expenses incurred during drydocking for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Daily vessel operating expenses increased to $5,101 per vessel per day for the nine months ended September 30, 2014 from $4,795 per day for the nine months ended September 30, 2013.  The increase in daily vessel operating expenses was primarily due to higher maintenance related expenses incurred during drydocking and higher crew costs.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the nine months ended September 30, 2014 were $189 below the weighted-average budgeted rate of approximately $5,290 per vessel per day, which includes Baltic Trading’s vessels.

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the nine months ended September 30, 2014 and 2013, general, administrative and management fees increased to $46.9 million during the nine months ended September 30, 2014 as compared to $24.5 million during the nine months ended September 30, 2013. The increase was primarily due to our pre-petition expenses related to our Chapter 11 Cases incurred during the nine months ended September 30, 2014, as well as an increase in non-cash compensation expense associated with restricted shares and warrants issued under the MIP.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees increased marginally due to the delivery of four Baltic Trading vessels during the second half of 2014.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense decreased by $11.0 million to $93.3 million during the nine months ended September 30, 2014 as compared to $104.3 million during the nine months ended September 30, 2013 primarily due to the revaluation of our vessel assets on the Effective Date as part of fresh-start accounting which resulted in a decrease in vessel assets, vessel equipment recorded as part of other fixed assets and drydocking assets. Additionally, on the Effective Date, we increased the scrap value of our vessels from $245/lwt to $310/lwt which will result in an overall decrease in vessel depreciation expense over the remaining life of the vessels.  These decreases were partially offset by the operation of a larger fleet during the nine months ended September 30, 2014, including the four Baltic Trading vessels delivered during the second half of 2013.

OTHER OPERATING INCOME

For the nine months ended September 30, 2014 and 2013, other operating income was $0.3 million and $0, respectively. During the three months ended September 30, 2014, we received the remaining 50%, including interest, of the cash settlement that was originally due from Samsun on December 30, 2012 as included in the rehabilitation plan approved by the South Korean courts during 2010. Refer to Note 21 — Commitments and Contingencies in our condensed consolidated financial statements for further information regarding the settlement payments.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the nine months ended September 30, 2014 and 2013, net interest expense was $44.6 million and $65.9 million, respectively.  Net interest expense during the nine months ended September 30, 2014 and 2013 consisted of interest expense under our $100 Million Term Loan Facility, $253 Million Term Loan Facility, the 2010 Baltic Trading Credit Facility and the Baltic Trading $22 Million Term Loan Facility, which was entered into August 30, 2013.  Additionally, interest income, unused commitment fees associated with the aforementioned credit facilities as well as the amortization of deferred financing costs related to the aforementioned credit facilities are included in net interest expense during the nine months ended September 30, 2014 and 2013.  Net interest expense during the nine months ended September 30, 2013 and 2014 also includes interest expense related our 5.0% Convertible Senior Notes (the “2010 Notes”) up until the Petition Date and for the 2007 Credit Facility until the Effective Date.  Lastly, net interest expense during the nine months ended September 30, 2014 also includes interest expense under the Baltic Trading $44 Million Term Loan Facility, which was entered into on December 3, 2013.

The decrease in net interest expense for the nine months ended September 30, 2014 as compared to the same period during 2013 was primarily due to a decrease in interest expense associated with the 2007 Credit Facility, which was terminated pursuant to the Plan on the Effective Date, and the interest rate swap agreements as three interest rate swap agreements expired during the first quarter of 2014.  Additionally, there was a decrease in interest expense related to the 2010 Notes as we ceased accreting the liability related to the 2010 Notes and accruing for the related coupon payment on the Petition Date of April 21, 2014.  Refer to Note 9 — Debt, Note 10 — Convertible Senior Notes and Note 11 — Interest Rate Swap Agreements in our condensed consolidated financial statements.  These decreases were partially offset by the interest expense and the amortization of deferred financing costs recorded during the nine months ended September 30, 2014 associated with the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility, which were entered into by Baltic Trading effective August 30, 2013 and December 3, 2013, respectively.  Refer to Note 9 — Debt in our condensed consolidated financial statements and the 2013 10-K for more information regarding the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility.

INCOME TAX EXPENSE-

For the nine months ended September 30, 2014, income tax expense was $1.2 million as compared to $1.0 million during the nine months ended September 30, 2013.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our condensed consolidated financial statements for further information.  Income tax expense increased during the nine months ended September 30, 2014 as compared to the same period during the prior year primarily due to higher commercial service revenue due to Genco (USA) from Baltic Trading pursuant to the Management Agreement as a result of higher charter rates achieved by Baltic Trading’s fleet, as well as an increase in commercial service revenue and technical management fees earned for the four vessels delivered to Baltic Trading during the second half of 2013.

REORGANIZATION ITEMS, NET-

For the nine months ended September 30, 2014, reorganization items, net were $881.0 million.  These reorganization items include trustee fees, professional fees incurred after the Petition Date in relation to the Chapter 11 Cases, the revaluation of assets and liabilities recorded as part of fresh-start accounting, the gain on the settlement of liabilities subject to compromise as well as a net gain on debt and equity discharge and issuance pursuant to the Plan.  Refer to Note 20 — Reorganization items, net in our Condensed Consolidated Financial Statements for further detail. There were no reorganization items during the nine months ended September 30, 2013 as the Petition Date was April 21, 2014.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the nine months ended September 30, 2014 and 2013, net loss attributable to noncontrolling interest was $13.0 million and $9.3 million, respectively.  These amounts represent the net loss attributable to the noncontrolling interest of Baltic Trading.

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

Our current liquidity needs arise primarily from drydocking for our vessels, and working capital requirements as may be needed to support our business and payments required under our indebtedness. Our primary sources of liquidity are cash flow from operations, cash on hand, and the proceeds of the $100 million rights offering that was consummated in connection with the Chapter 11 Cases.  We believe that internally generated cash flow, cash on hand, and such rights offering proceeds will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months. We expect that our liquidity needs will continue to arise primarily from capital expenditures for our vessels, working capital requirements as may be needed to support our business and payments required under our indebtedness.  Notwithstanding our emergence from bankruptcy, our current and future liquidity will greatly depend upon our operating results. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, the economic or business environment in which we operate, weakness in shipping industry conditions, the financial condition of our customers, vendors and service providers, our ability to comply with the financial and other covenants of our post-restructuring indebtedness, and other factors. Additionally, the Chapter 11 Cases, including the fact that we have been subject to bankruptcy proceedings, and related matters could negatively impact our financial condition.

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

On May 28, 2013, Baltic Trading closed on an equity offering of 6,419,217 shares of Baltic Trading common stock at an offering price of $3.60 per share. Baltic Trading received net proceeds of $21.6 million after deducting underwriters’ fees and expenses. On September 25, 2013, Baltic Trading closed on an equity offering of 13,800,000 shares of Baltic Trading common stock at an offering price of $4.60 per share. Baltic Trading received net proceeds of $59.5 million after deducting underwriters’ fees and expenses. On November 18, 2013, we closed an equity offering of 12,650,000 shares of common stock at an offering price of $4.60 per share. We received net proceeds of $55.1 million after deducting underwriters’ fees and expenses. Our wholly-owned subsidiary Genco Investments LLC was issued 128,383, 276,000 and 253,000 shares of Baltic Trading’s Class B Stock on May 28, 2013, September 25, 2013 and November 18, 2013, respectively, which represented 2% of the number of common shares issued pursuant to the Subscription Agreement between Genco Investments LLC and Baltic Trading. As of September 30, 2014, Genco Investments LLC owns 6,356,471 shares of Baltic Trading’s Class B Stock, which represents an 11.04% ownership interest in Baltic Trading and 65.06% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.

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

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28.0 million per vessel, or up to $112.0 million in the aggregate. Baltic Trading agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same price, which Baltic Trading exercised on January 8, 2014. These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The first of these vessels, the Baltic Hornet, was delivered on October 29, 2014.  The Baltic Wasp is expected to be delivered to Baltic Trading during the fourth quarter of 2014. The Baltic Scorpion and the Baltic Mantis are expected to be delivered to Baltic Trading during the second and third quarters of 2015, respectively. Baltic Trading intends to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the 2014 Baltic Trading Term Loan Facilities as described below and in Note 9 — Debt in our condensed consolidated financial statement,  to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.  If Baltic Trading is unable to obtain such debt or equity financing to fund the vessels, it may pursue alternatives, including refinancing its existing indebtedness or disposition of assets.

On October 8, 2014, Baltic Trading and its wholly-owned subsidiaries, Baltic Hornet Limited and Baltic Wasp Limited, each entered into a loan agreement and related documentation for a credit facility in a principal amount of up to $16,800 with ABN AMRO Capital USA LLC and its affiliates (the “2014 Baltic Trading Term Loan Facilities”)to partially finance the newbuilding Ultrama vessel that each subsidiary is to acquire, namely the Baltic Hornet and Baltic Wasp, respectively.  Amounts borrowed may not be reborrowed.  The 2014 Baltic Trading Term Loan Facilities have a ten-year term and is to be repaid in 20 equal consecutive semi-annual installments of 1/24 of the facility amount a balloon payment of 1/6 of the facility amount to be paid at final maturity.  Principal repayments will comment six months after the actual delivery date for the vessel and borrowing bear interest at three or six-month LIBOR rate plus an applicable margin of 2.50%.  Refer to Note 9 — Debt in our condensed consolidated financial statements for additional information regards the 2014 Baltic Trading Term Loan Facilities.  On October 24, 2014, Baltic Trading drew down $16,800 for the purchase of the Baltic Hornet, which was delivered on October 29, 2014.

Cash Flow

Net cash used in operating activities for the nine months ended September 30, 2014 and 2013 was $57.6 million and $24.6 million, respectively. The increase in cash used by operating activities was primarily due to the loss of $155.4 million for the nine months ended September 30, 2014, which represents the net of the net loss of $762.0 million and the $917.4 million of non-cash reorganization items and fresh-start accounting adjustments, compared to a net loss of $137.9 million for the nine months ended September 30, 2013, which was primarily due to pre-petition and post-petition reorganization expenses incurred related to our Chapter 11 Cases during the nine months ended September 30, 2014. Deprecation decreased by $11.0 million as a result of the adoption of fresh-start accounting on the Effective Date which required us to revalue our vessel assets at market partially offset by the increase in the size of our fleet due to the delivery of four Baltic Trading vessels during the second half of 2014.  Additionally, there was an $8.8 million increase in the amortization of nonvested stock compensation due to the amortization of the MIP Warrants and restricted shares issued after the Effective Date by the Successor Company.  Lastly, there was a $10.4 million increase in deferred drydocking costs incurred during the nine months ended September 30, 2014 as a total of 21 vessels completed drydocking during the nine months ended September 30, 2014, including six of Baltic Trading’s vessels.

Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 was $31.4 million and $41.5 million, respectively.  Net cash used in investing activities for the nine months ended September 30, 2014 consisted primarily of $30.9 million of vessel asset purchases, including deposits. This consisted primarily of deposits made by Baltic Trading for its four newbuilding Ultramax vessels that it has agreed to acquire.  For the nine months ended September 30, 2013, cash used in investing activities consisted primarily of the purchase of vessels assets of $41.1 million for the purchase of the Baltic Fox and Baltic Hare, which were delivered to Baltic Trading during the third quarter of 2014.

Net cash provided by financing activities was $72.9 million during the nine months ended September 30, 2014 as compared to $103.0 million during the nine months ended September 30, 2013. Net cash provided by financing activities during the nine months ended September 30, 2014 was primarily a result of the $100,000 received from the Rights Offering pursuant to the Plan.  This was partially offset by a $10.2 million repayment of debt under the $253 Million Term Loan Facility, a $5.8 million repayment of debt under the $100 Million Term Loan Facility, a $2.1 million repayment of debt under the Baltic Trading $44 Million Term Loan Facility, $5.0 million for payments of deferred financing costs, a $1.1 million repayment of debt under the Baltic Trading $22 Million Term Loan Facility as well as a $0.1 million for payment of common stock issuance costs by Baltic Trading. Additionally, there was a $0.4 million settlement payment made to non-accredited 2010 Note holders.  Net cash provided by financing activities during the nine months ended September 30, 2013 was primarily a result of $81.3 million of net proceeds from common stock issued by Baltic Trading, $22.0 million of proceeds from the Baltic Trading $22 Million Term Loan Facility, as well as $1.0 million of proceeds from the 2010 Baltic Trading Credit Facility.  Cash dividends paid by our subsidiary, Baltic Trading, to its outside shareholders were $2.6 million during the nine months ended September 30, 2014 as compared to $0.6 million during the nine months ended September 30, 2013.

Credit Facilities

Refer to the 2013 10-K for a summary and description of our outstanding credit facilities, including the underlying financial and non-financial covenants.  On August 29, 2013, Baltic Trading entered into an amendment to the 2010 Baltic Trading Credit Facility. Additionally, on August 30, 2013, wholly-owned subsidiaries of Baltic Trading entered into the Baltic Trading $22 Million Term Loan Facility to fund a portion of the purchase of the Baltic Fox and Baltic Hare and on December 3, 2013, wholly-owned subsidiaries of Baltic Trading entered into the Baltic Trading $44 Million Term Loan Facility to fund or refund a portion of the purchase of the Baltic Tiger and Baltic Lion.  Lastly, on October 8, 2014, wholly-owned subsidiaries of Baltic Trading entered into the 2014 Baltic Trading Term Loan Facilities to fund a portion of the purchase of the Baltic Hornet and Baltic Wasp.  Refer to Note 9 —Debt in our condensed consolidated financial statements for further information regarding the terms and fees associated with these agreements.

On July 2, 2014, the Bankruptcy Court entered the Confirmation Order, confirming the Plan.  On July 9, 2014 (the “Effective Date”), we completed our financial restructuring and emerged from Chapter 11 through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms

Key components of the Plan regarding the credit facilities and 2010 Notes included:

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

As of September 30, 2014, we believe we were in compliance with all of the financial covenants under the Amended and Restated $253 Million Term Loan Facility; the Amended and Restated $100 Million Term Loan Facility; the 2010 Baltic Trading Credit Facility, as amended; the Baltic Trading $22 Million Term Loan Facility; and the Baltic Trading $44 Million Term Loan Facility.

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

As of March 31, 2014, we were in default under covenants of our 2007 Credit Facility due to the default on the scheduled debt amortization payment due on March 31, 2014. The default under the 2007 Credit Facility required us to elect interest periods of only one month; therefore, we no longer qualified for hedge accounting under the original designation and hedge accounting was terminated effective March 31, 2014.  Additionally, the filing of the Chapter 11 Cases on the Petition Date constituted an event of default with respect to the outstanding interest rate swap with DNB Bank ASA.  As a result, DNB Bank ASA terminated all transactions under the remaining swap agreement effective April 30, 2014 and issued a secured claim with the Bankruptcy Court of $5,622. The interest rate swap was settled on the Effective Date upon our emergence from bankruptcy.  This liability was paid by the Successor Company during the period from July 9 to September 30, 2014.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charterers and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of September 30, 2014 and December 31, 2013.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of September 30, 2014.  The table incorporates the employment agreement entered into in September 2007 with our Chief Financial Officer, John Wobensmith.  The table reflects Baltic Trading’s agreements to acquire four newbuilding Ultramax drybulk vessels from Yangfan Group Co., Ltd. for an aggregate purchase price of $112.0 million.  Baltic Trading plans to finance these vessel acquisitions with a combination of cash on hand, future cash flow from operations, as well as debt or equity financing, including the 2014 Baltic Trading Term Loan Facilities, as discussed above under “Liquidity and Capital Resources.”  The interest and borrowing fees and credit agreement payments below reflect the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, 2010 Baltic Trading Credit Facility, the Baltic Trading $22 Million Term Loan Facility, the Baltic Trading $44 Million Term Loan Facility and the 2014 Baltic Trading Term Loan Facilities, as well as other fees associated with these facilities.  The following table also incorporates the future lease payments associated with the lease for our current space and excludes the lease from our former space as we have filed a motion to reject the lease for our former space in the bankruptcy proceedings which was accepted on the Effective Date upon our emergence from Chapter 11.  Refer to Note 21 — Commitments and Contingencies in our condensed consolidated financial statements for further information regarding the terms of our two lease agreements.

	Total	Less than One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Credit Agreements (2)	$421,847	$8,061	$169,535	$67,285	$176,966
Interest and borrowing fees	55,430	7,141	27,200	15,706	5,383
Remainder of purchase price of vessels (3)	84,000	44,800	39,200	—	—
Executive employment agreement	504	131	373	—	—
Office leases	19,940	245	2,113	1,992	15,590
Totals	$581,721	$60,378	$238,421	$84,983	$197,939

(1)         Represents the three-month period ending December 31, 2014.

(2)         On October 24, 2014, $16,800 was drawn down from the 2014 Baltic Trading Term Loan Facilities in order to fund the purchase of the Baltic Hornet, which was delivered to Baltic Trading on October 29, 2014.

(3)         The timing of this obligation is based on the estimated delivery dates for the Baltic Wasp, Baltic Scorpion and Baltic Mantis.  Upon the delivery of the Baltic Hornet on October 29, 2014, the remaining purchase price of $19,600 was paid by Baltic Trading to Yangfan Group Co., Ltd..

Interest expense has been estimated using 0.23% plus the applicable bank margin of 3.50% for the $100 Million Term Loan Facility and the $253 Million Term Loan Facility, as amended pursuant to the Plan, 3.00% for the 2010 Baltic Trading Credit Facility and 2.50% for the 2014 Baltic Trading Term Loan Facilities.  For the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility, interest expense has been estimated using 0.23% plus the applicable margin of 3.35%.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Excluding Baltic Trading’s vessels, our fleet currently consists of nine Capesize drybulk carriers, eight Panamax drybulk carriers, 17 Supramax drybulk carriers, six Handymax drybulk carriers and 13 Handysize drybulk carriers.  Baltic Trading’s fleet currently consists of four Capesize drybulk carriers, one Ultramax drybulk carrier, four Supramax drybulk carriers and five Handysize drybulk carriers.  After the expected delivery of the remaining three Ultramax vessels that Baltic Trading has agreed to acquire, Baltic Trading’s fleet will consists of four Capesize drybulk carriers, four Ultramax drybulk carriers, four Supramax drybulk carriers and five Handysize drybulk carriers. Baltic Trading intends to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the 2014 Baltic Trading Term Loan Facilities, to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

As previously announced, we have initiated a fuel efficiency upgrade program for certain of our vessels.  We believe this program will generate considerable fuel savings going forward and increase the future earnings potential for these vessels. The cost of the upgrades, which will be performed under the planned drydocking schedule, is expected to be approximately $0.3 million for a Supramax vessel and $0.5 million for a Capesize vessel and is included in GS&T and Baltic Trading’s estimated drydocking costs below. We expect these upgrades to be installed on one of GS&T’s Supramax vessels and one of GS&T’s Capesize vessels during the remainder of 2014.  Additionally, during 2015, we expect these upgrades to be installed on four of GS&T’s Supramax vessels and two of Baltic Trading’s Capesize vessels.  The updgrades have been successfully installed on two of our vessels, the Genco Aquitaine and Genco Ardennes, which completed their planned drydockings during the third quarter of 2014.  Additionally, the upgrades have been successfully installed on five of Baltic Trading’s vessels, the Baltic Cougar, the Baltic Panther, the Baltic Leopard, the Baltic Jaguar and the Baltic Wind, which completed their planned drydockings during the first half of 2014.

Genco Shipping & Trading Limited

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet. We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, and scheduled off-hire days for our fleet, excluding Baltic Trading’s vessels, through 2015 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2014 (October 1- December 31, 2014)	$4.2	100
2015	$12.1	300

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

During the nine months ended September 30, 2014 and 2013, we incurred a total of $8.8 million and $1.9 million of drydocking costs, respectively.

Fifteen of our vessels completed their drydockings during the nine months ended September 30, 2014, including the Genco Acheron and Genco Loire, which entered the drydocking yard during the fourth quarter of 2013.  We estimate that five of our vessels will be drydocked during the remainder of 2014 and an additional 15 of our vessels will be drydocked during 2015.

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

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2014 (October 1- December 31, 2014)	$—	—
2015	$4.6	100

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

Baltic Trading incurred drydocking costs of $3.4 million and $0 during the nine months ended September 30, 2014 and 2013, respectively.

Six of Baltic Trading’s vessels were drydocked during the nine months ended September 30, 2014.  We estimated that none of our vessels will be drydocked during the remainder of 2014 and five of our vessels will be drydocked during 2015.

Under U.S. Federal law and 33 CFR, Part 151, Subpart D, U.S. approved ballast water treatment systems will be required to be installed in all vessels at the first out of water drydocking after January 1, 2016 if these vessels are to discharge ballast water inside 12 nautical miles of the coast of the United States. Currently, we do not believe there are any ballast water treatment systems that are approved by U.S. authorities; however, an alternative management system (AMS) may be installed in lieu. An AMS is valid for five years from the date of required compliance with ballast water discharge standards, by which time it must be replaced by an approved system unless the AMS itself achieves approval. The cost of these systems will vary based on the size the vessel, and the Company estimates the cost of the systems to be $950 for Capesize, $800 for Panamax, $750 for Supramax, $700 for Handymax and $650 for Handysize vessels. Any newbuilding vessels that we acquire will have an AMS installed when the vessel is being built. The costs of ballast water treatment systems will be capitalized and depreciated over the remainder of the life of the vessel, assuming the system the Company installs becomes approved.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes or updates to the critical accounting policies as disclosed in the 2013 10-K, with the exception of the accounting policies noted below.

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value.  Effective July 9, 2014, the Effective Date, we increased the estimated scrap value of the vessels from $245/lwt to $301/lwt prospectively based on the 15-year average scrap value of steel.  This increase in the residual value of the vessels will decrease the annual deprecation charge over the remaining useful life of the vessels.  During the period from July 9 to September 30, 2014, the increase in the estimated scrap value resulted in a decrease in depreciation expense of approximately $0.7 million for the Successor Company.  Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

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

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under the $100 Million Term Loan Facility, as amended; the $253 Million Term Loan Facility, as amended; the 2010 Baltic Trading Credit Facility; the Baltic Trading $22 Million Term Loan Facility; and the Baltic Trading $44 Million Term Loan Facility at September 30, 2014.  The first such valuations to be submitted under the 2014 Baltic Trading Term Loan Facilities are to be as of December 31, 2013.  We obtained valuations for all of the vessels in our fleet, included Baltic Trading, as of July 9, 2014, the Effective Date, when we emerged from bankruptcy.  These valuations were utilized when we adopted fresh-start accounting on the Effective Date.  For purposes of comparing the carrying value of our vessels with the vessel valuations, we utilized the July 9, 2014 valuations.  In the chart below, we list each of our vessels that represent the collateral for the aforementioned credit facilities, the year it was built, the year we acquired it, and its carrying value at September 30, 2014 and December 31, 2013.

At September 30, 2014, the vessel valuations of all of our vessels as of the Effective Date of July 9, 2014 were higher than their carrying values at September 30, 2014, as all of the vessels were revalued as of July 9, 2014 using those valuations and depreciated over the period from July 9 to September 30, 2014 for the Successor Company.  At December 31, 2013, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date, with the exception of the Baltic Fox, Baltic Hare and Baltic Lion, were lower than their carrying values at December 31, 2013.  For the Genco Ocean, Genco Bay, Genco Avra, Genco Mare and Genco Spirit, the last compliance testing date prior to December 31, 2013 was August 17, 2013 in accordance with the terms of the $100 Million Term Loan Facility; for all other vessels, the compliance testing date used at December 31, 2013 was December 31, 2013, in accordance with the terms of the applicable credit facility.

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

			Carrying Value (U.S. dollars in thousands) as of
Vessels	Year Built	Year Acquired	September 30, 2014	December 31, 2013
Unencumbered
Genco Reliance	1999	2004	$9,573	$14,135
Genco Vigour	1999	2004	12,292	19,393
Genco Explorer	1999	2004	9,567	13,981
Genco Carrier	1998	2004	11,492	14,087
Genco Sugar	1998	2004	8,697	13,016
Genco Pioneer	1999	2005	9,560	13,849
Genco Progress	1999	2005	9,566	14,035
Genco Wisdom	1997	2005	10,626	13,238
Genco Success	1997	2005	10,619	13,139
Genco Beauty	1999	2005	12,291	19,514
Genco Knight	1999	2005	12,282	19,205
Genco Leader	1999	2005	12,280	19,183
Genco Marine	1996	2005	9,622	12,382
Genco Prosperity	1997	2005	10,632	13,318
Genco Muse	2001	2005	14,883	19,371

Genco Acheron	1999	2006	12,275	18,981
Genco Surprise	1998	2006	11,289	17,974
Genco Augustus	2007	2007	42,278	98,002
Genco Tiberius	2007	2007	42,279	98,193
Genco London	2007	2007	40,703	99,694
Genco Titus	2007	2007	41,026	100,199
Genco Challenger	2003	2007	13,060	30,169
Genco Charger	2005	2007	14,934	33,537
Genco Warrior	2005	2007	20,607	48,971
Genco Predator	2005	2007	20,624	50,309
Genco Hunter	2007	2007	22,992	54,614
Genco Champion	2006	2008	15,927	35,080
Genco Constantine	2008	2008	44,652	105,126
Genco Raptor	2007	2008	20,036	71,552
Genco Cavalier	2007	2008	18,919	58,506
Genco Thunder	2007	2008	20,040	71,782
Genco Hadrian	2008	2008	44,064	103,504
Genco Commodus	2009	2009	46,550	105,973
Genco Maximus	2009	2009	46,554	105,990
Genco Claudius	2010	2009	48,785	107,688
TOTAL			$751,576	$1,647,690

$100 Million Term Loan Facility
Genco Bay	2010	2010	21,046	30,024
Genco Ocean	2010	2010	21,049	30,100
Genco Avra	2011	2011	22,170	31,194
Genco Mare	2011	2011	22,171	31,107
Genco Spirit	2011	2011	22,174	31,732
TOTAL			$108,610	$154,157

$253 Million Term Loan Facility
Genco Aquitaine	2009	2010	21,190	31,601
Genco Ardennes	2009	2010	21,192	31,752
Genco Auvergne	2009	2010	21,357	31,745
Genco Bourgogne	2010	2010	22,163	31,734
Genco Brittany	2010	2010	22,164	31,799
Genco Languedoc	2010	2010	22,164	31,966
Genco Loire	2009	2010	20,545	28,870
Genco Lorraine	2009	2010	20,543	28,565
Genco Normandy	2007	2010	18,923	26,311
Genco Picardy	2005	2010	20,611	25,705
Genco Provence	2004	2010	19,493	25,299
Genco Pyrenees	2010	2010	22,167	31,742
Genco Rhone	2011	2011	23,287	33,347
TOTAL			$275,799	$390,436

2010 Baltic Trading Credit Facility
Baltic Leopard	2009	2009	20,547	30,312
Baltic Panther	2009	2010	20,548	30,389
Baltic Cougar	2009	2010	20,549	30,540
Baltic Jaguar	2009	2010	20,550	30,459
Baltic Bear	2010	2010	47,680	63,754
Baltic Wolf	2010	2010	47,688	63,561
Baltic Wind	2009	2010	20,050	29,081
Baltic Cove	2010	2010	21,047	29,437
Baltic Breeze	2010	2010	21,051	30,002
TOTAL			$239,710	$337,535

Baltic Trading $22 Million Term Loan Facility
Baltic Fox	2010	2013	20,669	21,017
Baltic Hare	2009	2013	19,550	19,955
TOTAL			$40,219	$40,972

Baltic Trading $44 Million Term Loan Facility
Baltic Lion	2009	2013	54,150	52,589
Baltic Tiger	2010	2013	52,042	50,416
TOTAL			$106,192	$103,005

Consolidated Total			$1,522,106	$2,673,795

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

As of March 31, 2014, we were in default under covenants of our 2007 Credit Facility due to the default on the scheduled debt amortization payment due on March 31, 2014. The default under the 2007 Credit Facility required us to elect interest periods of only one-month, therefore we no longer qualified for hedge accounting under the original designation and hedge accounting was terminated effective March 31, 2014.  Additionally, the filing of the Chapter 11 Cases on the Petition Date constituted an event of default with respect to the outstanding interest rate swap with DNB Bank ASA.  As a result, DNB Bank ASA terminated all transactions under the remaining swap agreement effective April 30, 2014 and issued a secured claim with the Bankruptcy Court of $5,622. The interest rate swap was settled on the Effective Date upon our emergence from bankruptcy.  This liability was paid by the Successor Company during the period from July 9 to September 30, 2014.  Refer to Note 11 — Interest Rate Swap Agreements for additional information.

The swap agreements outstanding as of December 31, 2013 synthetically converted variable rate debt to fixed rate debt at the fixed interest rate of the swap plus the applicable margin of 3.00%.

The total liability associated with the swaps at December 31, 2013 was $7.0 million and is presented as Fair value of derivative instruments on the Condensed Consolidated Balance Sheets.  As of December 31, 2013, we had accumulated other comprehensive income (loss) (“AOCI”) of ($7.0) million. The interest rate swap that was terminated April 30, 2014 as mentioned above was not hedged as cash flow hedge accounting was discontinued beginning on March 31, 2013  as a result of the default under the 2007 Credit Facility (see above).  Once cash flow hedge accounting was discontinued, the changes in the fair value of the interest rate swaps were recorded in the Condensed Consolidated Statement of Operations in interest expense and the remaining amounts included in AOCI are amortized to interest expense over the original term of the hedging relationship.  Hedge ineffectiveness associated with the interest rate swaps resulted in a minimal amount of other income (expense) during the three and nine months ended September 30, 2013, and there was no hedge ineffectiveness during the three and nine months ended September 30, 2014.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding. For the 2007 Credit Facility, which was terminated on the Effective Date pursuant to the Plan, we were subject to a facility fee of 1.0% per annum on the average daily outstanding principal amount of the outstanding loan under the 2007 Credit Facility, as well as LIBOR plus 3.00% on the outstanding debt until the termination date of the facility. Additionally, during the period from January 1 to July 9, 2014, the Effective Date, we paid LIBOR plus 3.00% on the outstanding debt under the $100 Million Term Loan Facility and $253 Million Term Loan Facility.  Pursuant to the amendments to these facilities which were effective on the Effective Date of the Plan, the margin was increased from 3.00% to 3.50% for the period from July 9 to September 30, 2014.  Additionally, we paid LIBOR plus 3.00% on the outstanding debt under the 2010 Baltic Trading Credit Facility as well as three-month LIBOR plus 3.35% on the outstanding debt under the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility.  A 1% increase in LIBOR would result in an increase of $7.8 million in interest expense for the nine months ended September 30, 2014, considering the increase would be only on the unhedged portion of the debt.  For any unpaid loan payments due under the $100 Million Term Facility and the $253 Million Term Loan Facility during the bankruptcy period, the Company incurred an additional 2.00% default interest only on the unpaid loan amounts due during the bankruptcy period.

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

The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  The interest rate differential pertaining to the interest rate swaps for the three months ended September 30, 2014 and 2013 was $0.1 million and $2.5 million, respectively.  The interest rate differential pertaining to the interest rate swaps for the nine months ended September 30, 2014 and 2013 was $2.6 million and $7.4 million, respectively.  The Company was utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of AOCI until March 31, 2014.  The ineffective portion was recognized as other (expense) income, which is a component of other (expense) income.  If for any period of time we did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation would be recognized as other (expense) income.

As of March 31, 2014, we were in default under covenants of our 2007 Credit Facility due to the default on the scheduled debt amortization payment due on March 31, 2014. The default under the 2007 Credit Facility required us to elect interest periods of only one-month, therefore we no longer qualified for hedge accounting under the original designation and hedge accounting was terminated effective March 31, 2014.  Additionally, the filing of the Chapter 11 Cases on the Petition Date constituted an event of default with respect to the outstanding interest rate swap with DNB Bank ASA.  As a result, DNB Bank ASA terminated all transactions under the remaining swap agreement effective April 30, 2014 and made a secured claim with the Bankruptcy Court of $5,622. The interest rate swap was settled on the Effective Date upon our emergence from bankruptcy.  This liability was paid by the Successor Company during the period from July 9 to September 30, 2014.  Refer to Note 11 — Interest Rate Swap Agreements for additional information.

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

Investments

At September 30, 2014, we hold investments in Jinhui with a carrying amount of $38.4 million and investments in KLC with a carrying amount of $0.1 million, both of which are classified as available for sale (“AFS”) under Accounting Standards Codification 320-10, Investments — Debt and Equity Securities (“ASC 320-10”).  These investments are classified as noncurrent assets based on our intent to hold the investment at each reporting date.  The investments that are classified as AFS are subject to risk of changes in market value, which if determined to be impaired (other than temporarily impaired), could result in realized impairment losses.  We review the carrying value of such investments on a quarterly basis to determine if any valuation adjustments are appropriate under ASC 320-10.  We will continue to evaluate our investment in Jinhui and KLC on a quarterly basis to determine the likelihood of any significant adverse effects on the fair value and amount of any impairment.  As a result of the adoption of fresh-start accounting on the Effective Date, we revalued these investments so that the new cost basis going forward is the fair market value on the Effective Date with revaluation adjustment being recorded in Reorganization items, net.  For the three and nine months ended September 30, 2014 and 2013, we have not deemed our investments to be impaired.  In the event we determine that the Jinhui or KLC investment are subject to any impairment, the amount of the impairment would be reclassified from AOCI and recorded as a loss in the Condensed Consolidated Statement of Operations for the amount of the impairment.

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

PART II:                    OTHER INFORMATION

ITEM 1.                          LEGAL PROCEEDINGS

We commenced the Chapter 11 Cases to implement our restructuring. Pursuant to the Bankruptcy Code, the filing of a bankruptcy petition automatically stays certain actions against us, including actions to collect pre-petition indebtedness or to exercise control over the property of our bankruptcy estates. The Plan provided for the treatment of allowed claims against our bankruptcy estates, including pre-petition liabilities. The treatment of such liabilities under the Plan resulted in a material adjustment to our financial statements and has been recorded in Reorganization items, net in our condensed consolidated statements of operation.

On March 28, 2014, the Genco Auvergne was arrested due to a disputed claim with the charterer of one of our other vessels, namely the Genco Ardennes. In order for us to release the Genco Auvergne from its arrest, we entered into a cash collateralized $0.9 million bank guarantee with Skandinaviska Enskilda Banken AB (the “SEB Bank Guarantee”) on April 3, 2014. The vessel has since been released from its arrest and the bank guarantee will remain in an escrow account until the arbitration related to this case is completed. The SEB Bank Guarantee resulted in additional indebtedness. As we were in default under the covenants of our 2007 Credit Facility due to the default on a scheduled debt amortization payment due on March 31, 2014, on April 3, 2014 we received a consent from the lenders under the 2007 Credit Facility to incur this additional indebtedness. Also, under the $253 Million Term Loan Facility for which the Genco Auvergne is collateralized, we may not incur additional indebtedness related to its collateralized vessels under this facility. We also received a consent from the lenders under the $253 Million Term Loan Facility on April 3, 2014 in order to enter the SEB Bank Guarantee.

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

ITEM 6.  EXHIBITS

Exhibit	Document

2.1	Confirmation Order, dated July 2, 2014.(1)

2.2	First Amended Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code.(1)

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(2)

3.2	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(2)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(2)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(2)

10.1

Second Supplemental Agreement dated as of July 19, 2014 to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole, Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(2)

10.2

Amendment and Restatement Agreement, dated as of July 9, 2014, by and among Genco Shipping & Trading Limited as Borrower, the companies listed in Schedule 2 of Appendix A thereto as Guarantors, the banks and financial institutions listed in Schedule 1 of Appendix A thereto as Lenders, and Crédit AgricoleCorporate and Investment Bank, as Agent and Security Trustee.(2)

10.3	Registration Rights Agreement as of July 9, 2014 by and between Genco Shipping & Trading Limited and the Holders party thereto.(2)

10.4	Warrant Agreement, dated as of July 9, 2014, between Genco Shipping & Trading Limited and Computershare Inc., as Warrant Agent.(2)

10.5	Genco Shipping & Trading Limited 2014 Management Incentive Plan.(3)

10.6	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.*

10.7	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.*

10.8	Warrant Certificate No. W-1 dated as of August 7, 2014 and issued to Peter C. Georgiopoulos.*

10.9	Warrant Certificate No. W-2 dated as of August 7, 2014 and issued to Peter C. Georgiopoulos.*

10.10	Warrant Certificate No. W-3 dated as of August 7, 2014 and issued to Peter C. Georgiopoulos.*

10.11	Warrant Certificate No. W-4 dated as of August 7, 2014 and issued to John C. Wobensmith.*

10.12	Warrant Certificate No. W-5 dated as of August 7, 2014 and issued to John C. Wobensmith.*

10.13	Warrant Certificate No. W-6 dated as of August 7, 2014 and issued to John C. Wobensmith.*

31.1	Certification of President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited), (iv) Condensed Consolidated Statements of Equity (Unaudited), (v) Condensed Consolidated Statements of Cash Flows (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).**

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

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 7, 2014.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: November 17, 2014	By:	/s/ Robert Gerald Buchanan
Robert Gerald Buchanan
President
(Principal Executive Officer)

DATE: November 17, 2014	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document

2.1	Confirmation Order, dated July 2, 2014.(1)

2.2	First Amended Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code.(1)

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(2)

3.2	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(2)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(2)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(2)

10.1

Second Supplemental Agreement dated as of July 19, 2014 to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole, Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(2)

10.2

Amendment and Restatement Agreement, dated as of July 9, 2014, by and among Genco Shipping & Trading Limited as Borrower, the companies listed in Schedule 2 of Appendix A thereto as Guarantors, the banks and financial institutions listed in Schedule 1 of Appendix A thereto as Lenders, and Crédit AgricoleCorporate and Investment Bank, as Agent and Security Trustee.(2)

10.3	Registration Rights Agreement as of July 9, 2014 by and between Genco Shipping & Trading Limited and the Holders party thereto.(2)

10.4	Warrant Agreement, dated as of July 9, 2014, between Genco Shipping & Trading Limited and Computershare Inc., as Warrant Agent.(2)

10.5	Genco Shipping & Trading Limited 2014 Management Incentive Plan.(3)

10.6	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.*

10.7	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.*

10.8	Warrant Certificate No. W-1 dated as of August 7, 2014 and issued to Peter C. Georgiopoulos.*

10.9	Warrant Certificate No. W-2 dated as of August 7, 2014 and issued to Peter C. Georgiopoulos.*

10.10	Warrant Certificate No. W-3 dated as of August 7, 2014 and issued to Peter C. Georgiopoulos.*

10.11	Warrant Certificate No. W-4 dated as of August 7, 2014 and issued to John C. Wobensmith.*

10.12	Warrant Certificate No. W-5 dated as of August 7, 2014 and issued to John C. Wobensmith.*

10.13	Warrant Certificate No. W-6 dated as of August 7, 2014 and issued to John C. Wobensmith.*

31.1	Certification of President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited), (iv) Condensed Consolidated Statements of Equity (Unaudited), (v) Condensed Consolidated Statements of Cash Flows (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).**

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

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 7, 2014.

(Remainder of page left intentionally blank)