Form 10-K
period 2014-12-31
GENCO SHIPPING & TRADING LTD
filed 2015-03-02
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission file number 001-33393

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $0.94 per share as of June 30, 2014 on the OTC Markets, was approximately $36.6 million.  The registrant has no non-voting common equity issued and outstanding.  The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock as of March 2, 2015 was 61,541,389 shares.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒ No  ☐

Website Information

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

i

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III, Items 10, 11, 12, 13 and 14 are incorporated by reference in an amendment to this Annual Report on Form 10-K, which will be filed by the registrant within 120 days after the close of its 2014 fiscal year.

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a New York City-based company, incorporated in the Marshall Islands in 2004.  We transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding vessels of Baltic Trading Limited (“Baltic Trading”), our fleet currently consists of 53 drybulk carriers, including nine Capesize, eight Panamax, 17 Supramax, six Handymax and 13 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 3,810,000 deadweight tons (“dwt”).  The average age of our current fleet is approximately 9.8 years, as compared to the average age for the world fleet of approximately 9 years for the drybulk shipping segments in which we compete.  All of the vessels in our fleet were built in shipyards with reputations for constructing high-quality vessels.  Excluding Baltic Trading, 32 of the vessels in our fleet are currently on spot market-related time charters and eleven are on fixed-rate time charter contracts.  Additionally, ten of the vessels in our fleet are operating in vessel pools.  Under a pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by vessels in vessel pools are subject to the fluctuations of the spot market.  Most of our vessels are chartered to well-known charterers, including Cargill International S.A. and its subsidiaries (“Cargill”), Pacific Basin Chartering Ltd. (“Pacbasin”), Swissmarine Services S.A. and its subsidiaries (“Swissmarine”) and the Clipper Logger Pool, in which Clipper Group acts as the pool manager.

In addition, Baltic Trading’s fleet currently consists of four Capesize, two Ultramax, four Supramax and five Handysize drybulk carriers with an aggregate carrying capacity of approximately 1,221,000 dwt.  After the expected delivery of the two additional Ultramax newbuilding vessels that Baltic Trading has agreed to acquire, Baltic Trading will own a fleet of 17 drybulk vessels, consisting of four Capesize, four Ultramax, four Supramax and five Handysize vessels with a total carrying capacity of approximately 1,349,000 dwt.  Nine of the vessels in Baltic Trading’s fleet are currently on spot market-related time charters, two are on a short-term fixed rate time charters and four of the vessels are operating in vessel pools.

Baltic Trading, formerly a wholly-owned subsidiary of the Company, completed its initial public offering, or IPO, on March 15, 2010. On May 28, 2013, Baltic Trading closed an equity offering of 6,419,217 shares of common stock at an offering price of $3.60 per share. Baltic Trading received net proceeds of approximately $21.6 million, after deducting underwriters’ fees and expenses.  Additionally, on September 25, 2013, Baltic Trading closed an equity offering of 13,800,000 shares of common stock at an offering price of $4.60 per share. Baltic Trading received net proceeds of approximately $59.5 million after deducting underwriters’ fees and expenses.  Lastly, on November 18, 2013, Baltic Trading closed an equity offering of 12,650,000 shares of common stock at an offering price of $4.60 per share.  Baltic Trading received net proceeds of approximately $55.1 million after deducting underwriters’ fees and expenses. As a result of Baltic Trading’s equity offerings completed on May 28, 2013, September 25, 2013 and November 18, 2013, we were issued 128,383, 276,000 and 253,000 shares, respectively, of Class B stock, which represents 2% of the number of common shares issued.  As of December 31, 2014, our wholly-owned subsidiary Genco Investments LLC owned 6,356,471 shares of Baltic Trading’s Class B Stock, which represents a 10.85% ownership interest in Baltic Trading at December 31, 2014 and 64.60% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Baltic Trading is consolidated as we control a majority of the voting interest in Baltic Trading.  Management’s discussion and analysis of our results of operations and financial condition includes the results of Baltic Trading.

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

On July 2, 2013, Baltic Trading entered into agreements to purchase two Handysize drybulk vessels from subsidiaries of Clipper Group for an aggregate purchase price of $41 million.  The Baltic Hare, a 2009-built handysize vessel, was delivered on September 5, 2013 and the Baltic Fox, a 2010-built Handysize vessel, was delivered on September 6, 2013.  Baltic Trading funded a portion of the purchase price of the vessels using proceeds from its registered follow-on common stock offering completed on May 28, 2013.  For the remainder of the purchase price, Baltic Trading drew down $22 million under its secured loan agreement with DVB Bank SE (the “Baltic Trading $22 Million Term Loan Facility”).  Refer to Note 10 — Debt in our consolidated financial statements for further information regarding this credit facility.

On October 31, 2013, Baltic Trading entered into agreements to purchase two Capesize drybulk vessels from affiliates of SK Shipping Co. Ltd. for an aggregate purchase price of $103 million.  The Baltic Lion, a 2012-built Capesize drybulk vessel, was delivered on December 27, 2013, and the Baltic Tiger, a 2011-built Capesize vessel, was delivered on November 26, 2013.  Baltic Trading funded a portion of the purchase price of the vessels using proceeds from its registered follow-on common stock offering completed on September 25, 2013.  For the remainder of the purchase price, Baltic Trading drew down $44 million under its secured loan agreement with DVB Bank SE (the “Baltic Trading $44 Million Term Loan Facility”).  Refer to Note 10 — Debt in our consolidated financial statements for further information regarding this credit facility.

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk carriers from Yangfan Group Co., Ltd. for a purchase of $28 million per vessel, or up to $112 million in the aggregate.  Baltic Trading has agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which Baltic Trading exercised on January 8, 2014  These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion.  The purchases are subject to completion of customary additional documentation and closing conditions.  The first of these vessels, the Baltic Hornet, was delivered on October 29, 2014.  Additionally, the Baltic Wasp was delivered to Baltic Trading on January 2, 2015.  The Baltic Scorpion and the Baltic Mantis are expected to be delivered to Baltic Trading during the second and third quarters of 2015, respectively.  Baltic Trading intends to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the senior secured credit facility with ABN AMRO Capital USA LLC in an amount up to $33.6 million (the “2014 Baltic Trading Term Loan Facilities”) and the new credit agreement with Nordea Bank Finland plc, New York Branch (the “Baltic Trading $148 Million Credit Facility”) as described in Note 10 — Debt in our consolidated financial statements, to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

See pages 5-6 for tables of all vessels that have been or are expected to be delivered to us, including Baltic Trading’s vessels.

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

Bankruptcy Reorganization

On April 21, 2014 (the “Petition Date”), the Genco Shipping & Trading Limited and its subsidiaries other than Baltic Trading and its subsidiaries (the “Debtors”) filed voluntary cases (the “Chapter 11 Cases”) under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors continued to operate their businesses in the ordinary course as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Through the Chapter 11 Cases, the Debtors implemented a Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code (the “Prepack Plan”) for which the Company solicited votes from certain classes of its creditors prior to commencement of the Chapter 11 Cases in accordance with the Restructuring Support Agreement that the Debtors entered into with certain of its creditors on April 3, 2014.  The Company subsequently emerged from bankruptcy on July 9, 2014.

On July 2, 2014, the Bankruptcy Court entered an order (the “Confirmation Order”), confirming the First Amended Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code (the “Plan”).  Capitalized terms used but not defined below shall have the meanings given to them in the Plan.  On July 9, 2014 (the “Effective Date”), the Debtors completed their financial restructuring and emerged from Chapter 11 through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.  References to “Successor Company” refer to the Company after July 9, 2014, after giving effect to the application of fresh-start reporting (refer to Note 1 — General Information in the consolidated financial statements).  References to “Predecessor Company” refer to the Company prior to July 9, 2014.

Key components of the Plan included:

•                  The conversion of 100% of the Claims under the 2007 Credit Facility into 81.1% of the Successor Company Common Stock (subject to dilution by the warrants issued under the Plan). On the Effective Date, the 2007 Credit Facility was terminated, and the liens and mortgages thereunder were released.  Refer to Note 10 — Debt in the consolidated financial statements for further information.

•                  The conversion of 100% of the Claims under the 2010 Notes into 8.4% of the Successor Company Common Stock (subject to dilution by the warrants issued under the Plan). On the Effective Date, the 2010 Notes and the Indenture were fully satisfied and discharged.  Refer to Note 11 — Convertible Senior Notes in the consolidated financial statements for further information.

•                  A fully backstopped Rights Offering for approximately 8.7% of the Successor Company Common Stock, in which holders of 2007 Credit Facility Claims were entitled to subscribe for up to 80% of the Successor Company Common Stock offered, and holders of the 2010 Notes Claims were entitled to subscribe for up to 20% of the Successor Company Common Stock being offered under the Rights Offering for an aggregate subscription price of $100.0 million.

•                  The amendment and restatement of the $253 Million Term Loan Facility and the $100 Million Term Loan Facility as of the Effective Date, with extended maturities, a financial covenant holiday and certain other amendments, as discussed further in Note 10 — Debt in the consolidated financial statements.

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

•                  The non-impairment of all other General Unsecured Claims under Section 1124 of the Bankruptcy Code.

•                  The establishment of the Genco Shipping & Trading Limited 2014 Management Incentive Plan (the “MIP”), which provides for the distribution of the Successor Company’s MIP Primary Equity in the form of shares representing 1.8% of the Successor Company’s Common Stock and three tiers of the Successor Company’s MIP Warrants (“MIP Warrants”) with staggered strike prices based on increasing equity values to the participating officers, directors, and other management of the Successor Company. These awards were made on August 7, 2014.  Refer to Note 24 — Stock-Based Compensation in the consolidated financial statements.

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

299 Park Avenue, 12th Floor

New York, NY 10171

BUSINESS STRATEGY

Our strategy is to manage and expand our fleet in a manner that maximizes our cash flows from operations.  To accomplish this objective, we intend to:

•                  Strategically expand the size of our fleet — We may acquire additional modern, high-quality drybulk carriers through timely and selective acquisitions of vessels in a manner that is accretive to our cash flows.  If we make acquisitions of additional vessels, we may consider additional debt or equity financing alternatives.

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

•                  Pursue an appropriate combination of time and spot charters - All of our 68 vessels, including those of Baltic Trading, are under time charters, spot market-related time charters or pool agreements.  Charters under fixed rate contracts provide us with relatively stable revenues, and charterers under spot market-related time charters provide us with market revenues, both of which provide us with a high fleet utilization.  We may in the future pursue other market opportunities for our vessels to capitalize on market conditions, including arranging longer or shorter charter periods and entering into short-term time charters, voyage charters and use of vessel pools.  Our charter strategy through the current unfavorable market condition has been focused on signing short-term or spot market-related contracts with multinational charterers in order to preserve our ability to capitalize on possible future rate increases.

•                  Maintain low-cost, highly efficient operations — During the year ended December 31, 2014, we outsourced technical management of our fleet, to Wallem Shipmanagement Limited (“Wallem”), Anglo-Eastern Group (“Anglo”), and V.Ships Limited (“V.Ships”), third-party independent technical managers, at a cost we believe is lower than what we could achieve by performing the function in-house.  Our management team actively monitors and controls vessel operating expenses incurred by the independent technical managers by overseeing their activities.  Finally, we seek to maintain low-cost, highly efficient operations by capitalizing on the cost savings and economies of scale that result from operating sister ships.

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

OUR FLEET

The table below summarizes the characteristics of our vessels that have been or are expected to be delivered to us, including those of Baltic Trading:

Genco Shipping & Trading Limited:

Vessel	Class	Dwt	Year Built

Genco Augustus	Capesize	180,151	2007
Genco Claudius	Capesize	169,025	2010
Genco Constantine	Capesize	180,183	2008
Genco Commodus	Capesize	169,025	2009
Genco Hadrian	Capesize	169,694	2008
Genco London	Capesize	177,833	2007
Genco Maximus	Capesize	169,025	2009
Genco Tiberius	Capesize	175,874	2007
Genco Titus	Capesize	177,729	2007
Genco Acheron	Panamax	72,495	1999
Genco Beauty	Panamax	73,941	1999
Genco Knight	Panamax	73,941	1999
Genco Leader	Panamax	73,941	1999
Genco Raptor	Panamax	76,499	2007
Genco Surprise	Panamax	72,495	1998
Genco Thunder	Panamax	76,588	2007
Genco Vigour	Panamax	73,941	1999
Genco Aquitaine	Supramax	57,981	2009
Genco Ardennes	Supramax	57,981	2009
Genco Auvergne	Supramax	57,981	2009
Genco Bourgogne	Supramax	57,981	2010
Genco Brittany	Supramax	57,981	2010
Genco Cavalier	Supramax	53,617	2007
Genco Hunter	Supramax	58,729	2007
Genco Languedoc	Supramax	57,981	2010
Genco Loire	Supramax	53,416	2009
Genco Lorraine	Supramax	53,416	2009
Genco Normandy	Supramax	53,596	2007
Genco Picardy	Supramax	55,257	2005
Genco Predator	Supramax	55,407	2005
Genco Provence	Supramax	55,317	2004
Genco Pyrenees	Supramax	57,981	2010
Genco Rhone	Supramax	58,018	2011
Genco Warrior	Supramax	55,435	2005
Genco Carrier	Handymax	47,180	1998
Genco Marine	Handymax	45,222	1996
Genco Muse	Handymax	48,913	2001
Genco Prosperity	Handymax	47,180	1997
Genco Success	Handymax	47,186	1997
Genco Wisdom	Handymax	47,180	1997
Genco Avra	Handysize	34,391	2011
Genco Bay	Handysize	34,296	2010
Genco Challenger	Handysize	28,428	2003
Genco Champion	Handysize	28,445	2006

Genco Charger	Handysize	28,398	2005
Genco Explorer	Handysize	29,952	1999
Genco Mare	Handysize	34,428	2011
Genco Ocean	Handysize	34,409	2010
Genco Pioneer	Handysize	29,952	1999
Genco Progress	Handysize	29,952	1999
Genco Reliance	Handysize	29,952	1999
Genco Spirit	Handysize	34,432	2011
Genco Sugar	Handysize	29,952	1998

Baltic Trading Limited:

Vessel	Class	Dwt	Year Built

Baltic Bear	Capesize	177,717	2010
Baltic Wolf	Capesize	177,752	2010
Baltic Lion	Capesize	179,185	2012
Baltic Tiger	Capesize	179,185	2011
Baltic Hornet	Ultramax	63,574	2014
Baltic Wasp	Ultramax	63,389	2015
Baltic Scorpion	Ultramax	64,000	2015	(1)
Baltic Mantis	Ultramax	64,000	2015	(1)
Baltic Cougar	Supramax	53,432	2009
Baltic Jaguar	Supramax	53,474	2009
Baltic Leopard	Supramax	53,447	2009
Baltic Panther	Supramax	53,351	2009
Baltic Breeze	Handysize	34,386	2010
Baltic Cove	Handysize	34,403	2010
Baltic Wind	Handysize	34,409	2009
Baltic Fox	Handysize	31,883	2010
Baltic Hare	Handysize	31,887	2009

(1)                     Built dates for vessels delivering in the future are estimates based on guidance received from the sellers and respective shipyards.

FLEET MANAGEMENT

Our management team and other employees are responsible for the commercial and strategic management of our fleet.  Commercial management involves negotiating charters for vessels, managing the mix of various types of charters, such as time charters, voyage charters, vessel pools and spot market-related time charters, and monitoring the performance of our vessels under their charters.  Strategic management involves locating, purchasing, financing and selling vessels.

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

Wallem, founded in 1971, Anglo, founded in 1974 and V.Ships, founded in 1984, are among the largest ship management companies in the world.  These technical managers are known worldwide for their agency networks, covering all major ports in China, Hong Kong, Japan, Vietnam, Taiwan, Thailand, Malaysia, Indonesia, the Philippines and Singapore.  These technical managers provide services to over 1,000 vessels of all types, including Capesize, Panamax, Ultramax, Supramax, Handymax and Handysize drybulk carriers that meet strict quality standards.

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

OUR CHARTERS

As of March 2, 2015, including Baltic Trading, we employed 41 of our 68 drybulk carriers under spot market-related time charters, which are time charters with rates based on published Baltic Indices.  These types of charters are similar to time charters with the exception of having a variable rate over the term of the time charter agreement.  As such, the revenue earned by these 41 vessels is subject to the fluctuations of the spot market.  Additionally, as of March 2, 2015, including Baltic Trading, we employed 13 of our 68 drybulk carriers under fixed-rate time charters.  A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the disposal of the charterer.  Under a time charter, the charterer periodically pays a fixed daily charterhire rate to the owner of the vessel and bears all voyage expenses, including the cost of bunkers (fuel), port expenses, agents’ fees and canal dues.

The remaining 14 of our drybulk carriers are currently in vessel pools.  We believe that vessel pools provide cost-effective commercial management activities for a group of similar class vessels.  The pool arrangement provides the benefits of a large-scale operation and chartering efficiencies that might not be available to smaller fleets.  Under the pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the charterer and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these nine vessels is subject to the fluctuations of the spot market.

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

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun Logix Corporation (“Samsun”), when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application.  On February 5, 2010, the rehabilitation plan submitted by Samsun was approved by the South Korean courts.  As part of the rehabilitation process, our claim of approximately $17.2 million will be settled in the following manner: 34%, or approximately $5.9 million, will be paid in cash in annual installments on December 30 of each year from 2010 through 2019 ranging in percentages from eight to 17; the remaining 66%, or approximately $11.3 million, converted to Samsun shares at a specified value per share.  During the year ended December 31, 2014, we recorded $0.5 million as Other operating income of which $0.3 million represents 50% of the portion (9%) of the cash settlement that was due on December 30, 2012 and $0.2 million which represents 50% of the portion (8%) of the cash settlement that was due on December 30, 2013.  During the year ended December 31, 2013, we did not receive a payment from Samsun due to its financial difficulties.  During the year ended December 31, 2012, we have recorded $0.3 million as Other operating income which represents 50% of the portion (9%) of the cash settlement that was due on December 30, 2012 as this was the only amount remitted by Samsun.

During January 2011, the Genco Success, a 1997-built Handymax vessel, was on charter to Korea Line Corporation (“KLC”) when KLC filed for a rehabilitation application.  On July 3, 2012, the original rehabilitation plan submitted by KLC was approved by the South Korean courts.  As part of the rehabilitation process, our claim of approximately $0.8 million will be settled in the following manner:  37%, or approximately $0.3 million, will be paid in cash in annual installments on December 30 of each year from 2012 through 2021 ranging in percentages from 0.5 to 43; the remaining 63%, or approximately $0.5 million, converted to KLC shares at a specified value per share.  During the year ended December 31, 2012, we have recorded two thousand dollars as other operating income which represents the portion (0.5%) of the cash settlement that was due on December 30, 2012.  The final rehabilitation plan was amended and approved by the South Korean courts on October 4, 2013.  During the year ended December 31, 2013, we received a final cash settlement and shares of KLC stock as our final settlement which resulted in operating income of $0.1 million.

The following table sets forth information about the current employment of the vessels currently in our fleet as of February 27, 2015:

Genco Shipping & Trading Limited

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)

Capesize Vessels
Genco Augustus	2007	Cargill International S.A.	April 2015	104% of BCI
Genco Tiberius	2007	Cargill International S.A.	November 2015	102% of BCI(3)
Genco London	2007	Cargill International S.A.	November 2015	102.5% of BCI
Genco Titus	2007	Swissmarine Services S.A.	May 2015	104.5% of BCI
Genco Constantine	2008	Cargill International S.A.	December 2015	102% of BCI(4)
Genco Hadrian	2008	Swissmarine Services S.A.	October 2015	98.5% of BCI
Genco Commodus	2009	Swissmarine Services S.A.	March 2015	100% of BCI
Genco Maximus	2009	Swissmarine Services S.A.	March 2015	100% of BCI
Genco Claudius	2010	Swissmarine Services S.A.	September 2015	99% of BCI

Panamax Vessels
Genco Beauty	1999	Navig8 Inc.	March 2015	94.5% of BPI
Genco Knight	1999	Swissmarine Services S.A.	March 2015	99% of BPI
Genco Leader	1999	Navig8 Pan8 Pool Inc.	July 2015	Spot Pool(5)
Genco Vigour	1999	Swissmarine Services S.A.	March 2015	98% of BPI
Genco Acheron	1999	Swissmarine Services S.A.	July 2015	98% of BPI
Genco Surprise	1998	Swissmarine Services S.A.	May 2015	100% of BPI
Genco Raptor	2007	Global Maritime Investments Ltd.	March 2015	100% of BPI
Genco Thunder	2007	Swissmarine Services S.A.	March 2015	100% of BPI

Supramax Vessels
Genco Predator	2005	Harmony Innovation Shipping Pte. Ltd.	March 2015	$4,000(6)
Genco Warrior	2005	Trammo Bulk Carriers	May 2015	$7,250(7)
Genco Hunter	2007	Pioneer Navigation Ltd.	December 2015	106.5% of BSI(8)
Genco Cavalier	2007	Harmony Innovation Shipping Ltd.	March 2015	$4,150(9)
Genco Lorraine	2009	Pioneer Navigation Ltd.	March 2015	$9,500
Genco Loire	2009	Caltrek Freight and Trading Ltd.	March 2015	91.5% of BSI
Genco Aquitaine	2009	Bulkhandling Handymax A/S	May 2015	Spot Pool(10)
Genco Ardennes	2009	Bulkhandling Handymax A/S	May 2015	Spot Pool(10)
Genco Auvergne	2009	Pioneer Navigation Ltd.	December 2015	100% of BSI
Genco Bourgogne	2010	Clipper Sapphire Pool	August 2015	Spot Pool(11)
Genco Brittany	2010	Couple Ocean	March 2015	$3,700(12)
Genco Languedoc	2010	Chun An Chartering Co. Ltd.	March 2015	$7,000(13)
Genco Normandy	2007	Ultrabulk Shipholding Singapore Pte. Ltd.	March 2015	$4,000(14)

Genco Picardy	2005	Pioneer Navigation Ltd.	March 2015	101% of BSI
Genco Provence	2004	Pioneer Navigation Ltd.	July 2015	100% of BSI
Genco Pyrenees	2010	Clipper Sapphire Pool	August 2015	Spot Pool(11)
Genco Rhone	2011	Pioneer Navigation Ltd.	November 2015	100% of BSI

Handymax Vessels
Genco Success	1997	Caltrek Freight and Trading Ltd.	October 2015	91.5% of BSI
Genco Carrier	1998	Polaris Shipping Co. Ltd.	March 2015	$3,000(15)
Genco Prosperity	1997	Centurion Bulk Pte. Ltd. Singapore	May 2015	89% of BSI(16)
Genco Wisdom	1997	ED & F MAN Shipping Ltd.	April 2015/Feb. 2016	90%/89% of BSI(17)
Genco Marine	1996	Aquavita International S.A.	February 2015	$9,000(18)
Genco Muse	2001	Jaldhi Overseas Pte. Ltd.	April 2015	$8,000(19)

Handysize Vessels
Genco Sugar	1998	Clipper Logger Pool	August 2015	Spot Pool(20)
Genco Pioneer	1999	Clipper Logger Pool	August 2015	Spot Pool(20)
Genco Progress	1999	Clipper Logger Pool	August 2015	Spot Pool(20)
Genco Explorer	1999	Clipper Logger Pool	August 2015	Spot Pool(20)
Genco Reliance	1999	Clipper Logger Pool	August 2015	Spot Pool(20)
Genco Charger	2005	Pacific Basin Chartering Ltd.	Apr./Jul. 2015	100%/98% of BHSI(21)
Genco Challenger	2003	Pacific Basin Chartering Ltd.	May 2015	98% of BHSI(22)
Genco Champion	2006	Pacific Basin Chartering Ltd.	August 2015	100% of BHSI
Genco Ocean	2010	Pioneer Navigation Ltd.	March 2015	107% of BHSI
Genco Bay	2010	Pacific Basin Chartering Ltd.	March 2015	107% of BHSI
Genco Avra	2011	Pioneer Navigation Ltd.	September 2015	107% of BHSI
Genco Mare	2011	Cargill International S.A.	May 2015	115% of BHSI
Genco Spirit	2011	Clipper Bulk Shipping Ltd.	September 2015	$8,000

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

(3) We have agreed to an extension with Cargill International S.A. on a spot market-related time charter for 9 to 12.5 months based on 102% of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 102%.  The extension began on February 2, 2015.

(4) We have agreed to an extension with Cargill International S.A. on a spot market-related time charter for 9 to 12.5 months based on 102% of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 102%.  The extension is expected to begin on or about March 14, 2015.

(5) We have reached an agreement to enter this vessel into the Navig8 Pan8 Pool, a vessel pool trading in the spot market of which Navig8 Inc. acts as the pool manager.  The vessel will remain in the pool for a minimum of six months.  Genco can withdraw the vessel with three months notice.

(6) We have reached an agreement with Harmony Innovation Shipping Pte. Ltd. on a time charter for approximately 25 days at a rate of $4,000 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on February 21, 2015 after repositioning.  The vessel redelivered to Genco on February 18, 2015.

(7) We have reached an agreement with Trammo Bulk Carriers on a time charter for 3 to 7.5 months at a rate of $7,250 per day except for the initial 35 days in which hire is $4,000 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on February 15, 2015 after repositioning.  The vessel redelivered to Genco on February 13, 2015.

(8) We have reached an agreement with Pioneer Navigation Ltd. on a spot market-related time charter for 11 to 13.5 months based on 106.5% of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports except for the initial 40 days in which hire is based on 106.5% of the average of the Baltic Supramax S2 and S3 routes. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 106.5%. The vessel delivered to charterers on January 12, 2015.

(9) We have reached an agreement with Harmony Innovation Shipping Ltd. on a time charter for approximately 20 days at a rate of $4,150 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on January 31, 2015 after repositioning. The vessel redelivered to Genco on January 23, 2015.

(10) We have reached an agreement to enter these vessels into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. Genco can withdraw a vessel with three months’ notice.

(11) We have reached an agreement to enter these vessels into the Clipper Sapphire Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager.  Genco can withdraw a vessel with a minimum notice of six months.

(12) We have reached an agreement with Couple Ocean on a time charter for approximately 20 days at a rate of $3,700 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 21, 2015 after repositioning. The vessel redelivered to Genco on February 11, 2015.

(13) We have reached an agreement with Chun An Chartering Co. Ltd. on a time charter for approximately 30 days at a rate of $7,000 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on January 23, 2015.

(14) We have reached an agreement with Ultrabulk Shipholding Singapore Pte. Ltd. on a time charter for approximately 25 days at a rate of $4,000 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 17, 2015 after repositioning. The vessel redelivered to Genco on February 8, 2015.

(15) We have reached an agreement with Polaris Shipping Co. Ltd. on a time charter for approximately 35 days at a rate of $3,000 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 22, 2015 after repositioning. The vessel redelivered to Genco on February 12, 2015.

(16) We have reached an agreement with Centurion Bulk Pte. Ltd. Singapore on a time charter for 3 to 6.5 months based on 89% of the BSI, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 89%.  The vessel delivered to charterers on February 15, 2015.

(17) We have agreed to an extension with ED & F MAN Shipping Ltd. on a spot market-related time charter for 9.5 to 12.5 months based on 89% of the BSI, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.

Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 89%.  The extension is expected to begin after the vessel exits drydocking for scheduled maintenance.

(18) The vessel redelivered to Genco on February 16, 2015 and is currently awaiting next employment.

(19) We have reached an agreement with Jaldhi Overseas Pte. Ltd. on a time charter for approximately 60 days at a rate of $8,000 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on February 18, 2015 after repositioning.  The vessel redelivered to Genco on February 12, 2015.

(20) We have reached an agreement to enter these vessels into the Clipper Logger Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager.  Genco can withdraw the vessels with a minimum notice of six months.

(21) We have agreed to an extension with Pacific Basin Chartering Ltd. on a spot market-related time charter for 3 to 6.5 months based on 98% of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports except for the initial 35 days in which hire is based on 95% of the Baltic Handysize HS5 route. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Handysize FFA values at 98%.  The extension is expected to begin after the vessel completes drydocking for scheduled maintenance.

(22) We have agreed to an extension with Pacific Basin Chartering Ltd. on a spot market-related time charter for 3 to 6.5 months based on 98% of the BHSI, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Handysize FFA values at 98%.  The extension began on February 22, 2015.

Baltic Trading Limited

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure	Expected Delivery(2)

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	March 2015	101.5% of BCI (3)
Baltic Wolf	2010	Swissmarine Services S.A.	November 2015	101.5% of BCI (4)
Baltic Tiger	2011	Swissmarine Services S.A	October 2015	103% of BCI (5)
Baltic Lion	2012	Swissmarine Services S.A.	November 2015	103% of BCI (6)
Ultramax Vessels
Baltic Hornet	2014	Swissmarine Asia Pte. Ltd.	November 2015	115.5% of BSI (7)
Baltic Wasp	2015	Pioneer Navigation Ltd.	December 2015	115% of BSI (8)
Baltic Scorpion	2015	TBD	TBD	TBD	Q2 2015
Baltic Mantis	2015	TBD	TBD	TBD	Q3 2015
Supramax Vessels
Baltic Leopard	2009	Harmony Innovation Shipping Ltd.	March 2015	$4,250 (9)
Baltic Panther	2009	Bulkhandling Handymax A/S	May 2015	Spot Pool (10)
Baltic Jaguar	2009	Harmony Innovation Shipping Ltd.	March 2015	$3,650 (11)
Baltic Cougar	2009	Bulkhandling Handymax A/S	May 2015	Spot Pool (10)
Handysize Vessels
Baltic Wind	2009	Trammo Bulk Carriers	January 2016	107% of BHSI (12)
Baltic Cove	2010	Trammo Bulk Carriers	March 2015	106% of BHSI (13)
Baltic Breeze	2010	Clipper Bulk Shipping Ltd.	July 2015	103.5% of BHSI (14)

Baltic Fox	2010	Clipper Logger Pool	September 2015	Spot Pool (15)
Baltic Hare	2009	Clipper Logger Pool	September 2015	Spot Pool (15)

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

(4)         We have reached an agreement with Swissmarine Services S.A. on a spot market-related time charter for 11.5 to 14.5 months based on 101.5% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% brokerage commission, which includes the 1.25% commission payable to Genco.  The vessel delivered to charterers on December 9, 2014.

(5)         We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter for 10.5 to 13.5 months based on 103% of the average of the daily rates of the BCI, as reflected in daily reports. Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The extension began on December 1, 2014.

(6)         We have reached an agreement with Swissmarine S.A. on a spot market-related time charter for 11.5 to 14.5 months based on 103% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.50% brokerage commission, which includes the 1.25% commission payable to Genco.  The vessel delivered to charterers on December 11, 2014.

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

(8)         We have reached an agreement with Pioneer Navigation Ltd. on a spot market-related time charter for 11.5 to 14.5 months based on 115% of the average of the daily rates of the BSI, as reflected in daily reports, except for the initial 40 days in which hire is based on 115% of the average of the Baltic Supramax S2 and S3 routes. Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The vessel delivered to charterers on January 6, 2015.

(9)         We have reached an agreement with Harmony Innovation Shipping Ltd. on a time charter for approximately 25 days at a rate of $4,250 per day.  Hire is paid every 15 days in advance less a 6.25% brokerage commission, which included the 1.25% commission payable to Genco.  The vessel delivered to charterers on February 12, 2015 after repositioning.  The vessel redelivered to Baltic Trading on February 8, 2015.

(10)  We have reached an agreement to enter these vessels into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. Baltic Trading can withdraw a vessel with three months’ notice.

(11)  We have reached an agreement with Harmony Innovation Shipping Ltd. on a time charter for approximately 25 days at a rate of $3,650 per day.  Hire is paid every 15 days in advance less a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco. The vessel delivered to charterers on February 20, 2015 after repositioning. The vessel redelivered to Baltic Trading on February 11, 2015.

(12)  We have reached an agreement with Trammo Bulk Carriers on a spot-market related time charter for 15.5 to 19.5 months based on 107% of the average of the daily rates of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The vessel delivered to charterers on October 3, 2014.

(13)  We have reached an agreement with Trammo Bulk Carriers on a spot market-related time charter for 10.5 months to a maximum expiration date of April 1, 2015 based on 106% of the average of the daily rates of the BHSI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

(14)  We have reached an agreement with Clipper Bulk Shipping Ltd. on a spot-market related time charter based on 103.5% of the average of the daily rates of the BHSI, as reflected in daily reports. Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The minimum and maximum expiration dates of the time charter are July 17, 2015 and October 1, 2015, respectively. The vessel delivered to charterers on November 7, 2014.

(15)  We have reached an agreement to enter these vessels into the Clipper Logger Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager.  The vessels will remain in the pool for a minimum period of two years.

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

As of March 2, 2015, we employed 34 shore-based personnel and approximately 1,530 seagoing personnel on our vessels, including those of Baltic Trading.

CUSTOMERS

Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels.  We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities.  Our customers include national, regional and international companies, such as Cargill, Pacbasin, Swissmarine and the Clipper Logger Pool. For the year ended December 31, 2014, two of our charterers, Cargill and Swissmarine, accounted for more than 10% of our voyage revenue, or 39.82%, in the aggregate.

COMPETITION

Our business fluctuates in line with the main patterns of trade of the major drybulk cargoes and varies according to changes in the supply and demand for these items.  We operate in markets that are highly competitive and based primarily on supply and demand.  We compete for charters on the basis of price, vessel location and size, age and condition of the vessel, as well as on our reputation as an owner and operator.  We compete with other owners of drybulk carriers in the Capesize, Panamax, Ultramax, Supramax, Handymax and Handysize class sectors, some of whom may also charter our vessels as customers.  Ownership of drybulk carriers is highly fragmented and is divided among approximately 1,721 independent drybulk carrier owners.

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

International Maritime Organization (IMO)

The United Nations International Maritime Organization (the “IMO”) has adopted the International Convention for the Prevention of Pollution from Ships of 1973, as modified by the Protocol of 1978 relating thereto (collectively referred to as MARPOL 73/78 and herein as “MARPOL”).  MARPOL entered into force on October 2, 1983. It has been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate. MARPOL is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried, in bulk, in liquid or packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI, lastly, relates to air emissions. Annex VI was separately adopted by the IMO in September of 1997.

In 2013, IMO’s Maritime Environment Protection Committee (“MEPC”) adopted by resolution amendments to the MARPOL Annex I Conditional Assessment Scheme (“CAS”). These amendments, which became effective on October 1, 2014, pertain to revising references to the inspections of bulk carriers and tankers after the 2011 International Code on the Enhanced Programme of Inspections during Surveys of Bulk Carriers and Oil Tankers (“ESP Code”), which enhances the programs of inspections, becomes mandatory. We may need to make certain financial expenditures to comply with these amendments which we do not anticipate to be material.

Air Emissions

In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution.  Effective May 2005, and as subsequently revised, Annex VI sets limits on nitrogen oxide emissions from ships whose diesel engines were constructed (or underwent major conversions) on or after January 1, 2000. It also prohibits “deliberate emissions” of “ozone depleting substances,” defined to include certain halons and chlorofluorocarbons.  “Deliberate emissions” are not limited to times when the ship is at sea; they can for example include discharges occurring in the course of the ships repair and maintenance.  Emissions of “volatile organic compounds” from certain tankers, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls (PCBs)) are also prohibited.  Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions, known as Emission Control Areas, or ECAs (see below).

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

Sulfur content standards are even stricter within certain “Emission Control Areas” (“ECAs”). As of July 1, 2010, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 1.0% (from 1.50%), which was further reduced to 0.10% on January 1, 2015.  Amended Annex VI establishes procedures for designating new ECAs. The Baltic Sea and the North Sea have been so designated. Effective August 1, 2012, certain coastal areas of North America were designated ECAs, and as of January 1, 2014 the applicable areas of the United States Caribbean Sea were designated ECAs. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

As of January 1, 2013, MARPOL made mandatory certain measures relating to energy efficiency for ships in part to address greenhouse gas emissions. All new ships are required to utilize the Energy Efficiency Design Index (“EEDI”) and all ships must use a Ship Energy Efficiency Management Plan (“SEEMP”).  Our fleet is already compliant with this requirement.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation. The EPA promulgated equivalent (and in some senses stricter) emissions standards in late 2009.

Safety Management System Requirements

The IMO also adopted the International Convention for the Safety of Life at Sea of 1974 (“SOLAS”) and the International Convention on Load Lines (“LL Convention”) which impose a variety of standards that regulate the design and operational features of ships.  The IMO periodically revises the SOLAS Convention and LL Convention standards.  SOLAS amendments that related to the safe manning of vessels were adopted by the IMO in May 2012 entered in force as of January 1, 2014.  The Convention on Limitation of Liability for Maritime Claims (“LLMC”) was recently amended, and the amendments are expected to go into effect on June 8, 2015. The foregoing amendments alter the limits of liability for loss of life or personal injury and property claims against ship owners.

Under Chapter IX of SOLAS, the International Management Code for the Safe Operation of Ships and for Pollution Prevention(“ISM Code”), our operations are also subject to environmental standards and requirements.  The ISM Code requires the owner of a vessel, or any person who has taken responsibility for operation of a vessel, to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies.  We rely upon the safety management system that we and our technical manager have developed for compliance with the ISM Code.  The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

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

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the nation’s signatory to such conventions.  For example, the IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments (“BWM Convention”) in February 2004.  The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits.  The BWM Convention will not become effective until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping.  To date, there has not been sufficient adoption of this standard for it to take force.  Many of the implementation dates in the BWM Convention have already passed, so that once the BWM Convention enters into force, the period of installation of mandatory ballast water exchange requirements would be extremely short, with several thousand ships a year needing to install ballast water management systems (“BWMS”). For this reason, on December 4, 2013, the IMO Assembly passed a resolution revising the application dates of the BWM Convention so that they are triggered by the entry into force date and not the dates originally in the BWM Convention. This, in effect, makes all vessels constructed before the entry into force date “existing vessels” and allows for the installation of a BWMS on such vessels at the first renewal survey following entry into force of the convention. Once mid-ocean ballast exchange ballast water treatment requirements become mandatory, the cost of compliance could increase for ocean carriers.  The system specification requirements for trading in the United States have not been formalized, but we believe the ballast water treatment systems will range from $0.7 million to $1.0 million each, primarily dependent on the size of the vessel.

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended by different Protocol in 1976, 1984, and 1992, and amended in 2000 (the “CLC”). Under the CLC and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain exceptions. The 1992 Protocol changed certain limits on liability, expressed using the International Monetary Fund currency unit of Special Drawing Rights. The limits on liability have since been amended so that the compensation limits on liability were raised. The right to limit liability is forfeited under the CLC where the spill is caused by the ship owner’s personal fault and under the 1992 Protocol where the spill is caused by the ship owner’s personal act or omission by intentional or reckless conduct where the ship owner knew pollution damage would probably result. The CLC requires ships covered by it to maintain insurance covering the liability of the owner in a sum equivalent to an owner’s liability for a single incident. We believe that our protection and indemnity insurance will cover the liability under the plan adopted by the IMO.

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

Anti-Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti-fouling Systems on Ships (the “Anti-fouling Convention”).  The Anti-fouling Convention prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels.  The exteriors of vessels constructed prior to January 1, 2003 that have not been in drydock must, as of September 17, 2008, either not contain the prohibited compounds or have coatings applied to the vessel exterior that act as a barrier to the leaching of the prohibited compounds.  Vessels of over 400 gross tons engaged in international voyages must obtain an International Anti-fouling System Certificate and undergo a survey before the vessel is put into service or when the anti-fouling systems are altered or replaced. We have obtained Anti-fouling System Certificates for all of our vessels that are subject to the Anti-fouling Convention.

The U.S. Oil Pollution Act of 1990 and the Comprehensive Environmental Response, Compensation and Liability Act

The U.S. Oil Pollution Act of 1990 (“OPA”) established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills.  OPA affects all “owners and operators” whose vessels trade in the United States, its territories and possessions or whose vessels operate in U.S. waters, which includes the U.S. territorial sea and the 200 nautical mile exclusive economic zone around the U.S..  The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) which applies to the discharge of hazardous substances other than oil, except in limited circumstances, whether on land or at sea.  OPA and CERCLA both define “owner or operator” “in the case of a vessel as any person owning, operating or chartering by demise, the vessel.”  Accordingly, both OPA and CERCLA impact our operations.

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

OPA and CERCLA both require owners and operators of vessels to establish and maintain with the U.S. Coast Guard (the “USCG”) evidence of financial responsibility sufficient to meet the maximum amount of liability to which the particular responsible person may be subject. Vessel owners and operators may satisfy their financial responsibility obligations by providing a proof of insurance, a surety bond, qualification as a self-insurer or a guarantee. We plan to comply with the U.S. Coast Guard’s financial responsibility regulations by providing a certificate of responsibility evidencing sufficient insurance.

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico may also result in additional regulatory initiatives or statutes, including the raising of liability caps under OPA.  For example, on August 15, 2012, the U.S. Bureau of Safety and Environmental Enforcement (“BSEE”) implemented a final drilling safety rule for offshore oil and gas operations that strengthens the requirements for safety equipment, well control systems, and blowout prevention practices.  On February 24, 2014, the U.S. Bureau of Ocean Energy Management (“BOEM”) proposed a rule increasing the limits of liability of damages for offshore facilities under OPA based on inflation.  Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes.  Additional legislation, regulations, or other requirements applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.

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

Other United States Environmental Regulations

The U.S. Clean Water Act (“CWA”) prohibits the discharge of oil or hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges.  The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA.  In addition, many U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law.

The EPA has enacted rules requiring a permit regulating ballast water discharges and other discharges incidental to the normal operation of certain vessels within U.S. waters under the Vessel General Permit for Discharges Incidental to the Normal Operation of vessels (the “VGP”).  For a new vessel delivered to an owner or operator after September 19, 2019 to be covered by the VGP, the owner must submit a Notice of Intent (“NOI”) at least 30 days before the vessel operates in U.S. waters. On March 28, 2013, the EPA re-issued the VGP for another five years; this 2013 VGP took effect December 19, 2013.  The 2013 VGP contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, more stringent requirements for exhaust gas scrubbers and the use of environmentally acceptable lubricants.  We have submitted NOIs for our vessels where required.

The USCG regulations adopted under the U.S. National Invasive Species Act (the “NISA”) also impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering or operating in U.S. waters which require the installation of equipment to treat ballast water before it is discharged in U.S. waters or, in the alternative, the implementation of other port facility disposal arrangements or procedures.  Vessels not complying with these regulations are restricted from entering U.S. waters.  The USCG must approve any technology before it is placed on a vessel.

The U.S. Clean Air Act of 1970, including its amendments of 1977 and 1990 (the “CAA”), requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants.  The CAA also requires states to draft State Implementation Plans (“SIPs”) designed to attain national health-based air quality standards in primarily major metropolitan areas and/or industrial areas.  Some SIPs may include regulations relating to emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment.  To the extent applicable to our vessels, the operation of our vessels is in compliance with the CAA.

However, compliance with future EPA and USCG regulations could require the installation of certain engineering equipment and water treatment systems to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost, or may otherwise restrict our vessels from entering U.S. waters.

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

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions.  As of January 1, 2013, all new ships must comply with two new sets of mandatory requirements, which were adopted by MEPC in July 2011, to address greenhouse gas emissions from ships. Currently operating ships will be required to develop SEEMPs, and minimum energy efficiency levels per capacity mile will apply to new ships, as defined by the EEDI. These requirements could cause us to incur additional compliance costs. The IMO is also planning to implement market-based mechanisms to reduce greenhouse gas emissions from ships at an upcoming MEPC session. The European Parliament and Council of Ministers are expected to endorse regulations that would require monitoring and reporting of greenhouse gas emissions from marine vessels in 2015. In the United States, the EPA has issued a finding that greenhouse gases endanger the public health and safety and has adopted regulations to limit greenhouse gas emissions from certain mobile sources and large stationary sources. The EPA enforces both the CAA and the international standards found in Annex VI of MARPOL concerning marine diesel emissions, and the sulfur content found in marine fuel. Any passage of climate control legislation or other regulatory initiatives by the IMO, European Union, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol, that restrict emissions of greenhouse gases could require us to make significant financial expenditures, including capital expenditures to upgrade our vessels, which we cannot predict with certainty at this time.

International Labour Organization

The International Labour Organization (ILO) is a specialized agency of the UN with headquarters in Geneva, Switzerland. The ILO has adopted the Maritime Labor Convention 2006 (“MLC 2006”). A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance will be required to ensure compliance with the MLC 2006 for all ships above 500 gross tons in international trade. The MLC 2006 entered into force on August 20, 2013. The MLC 2006 requires us to develop new procedures to ensure full compliance with its requirements.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security.  On November 25, 2002, the U.S. Maritime Transportation Security Act of 2002, or the MTSA, came into effect.  To implement certain portions of the MTSA, in July 2003, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. The regulations also impose requirements on certain ports and facilities, some of which are regulated by the EPA.

Similarly, in December 2002, amendments to SOLAS created a new chapter of the convention dealing specifically with maritime security.  The new Chapter V became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, and mandates compliance with the International Ship and Port Facilities Security Code (the “ISPS Code”).  The ISPS Code is designed to enhance the security of ports and ships against terrorism.  Amendments to SOLAS Chapter VII, made mandatory in 2004, apply to vessels transporting dangerous goods and require those vessels to be in compliance with the International Maritime Dangerous Goods Code (“IMDG Code”). To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”) from a recognized security organization approved by the vessel’s flag state.  Among the various requirements are:

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

The USCG regulations, intended to align with international maritime security standards, exempt from MTSA vessel security measures non-U.S. vessels that have on board, as of July 1, 2004, a valid ISSC attesting to the vessel’s compliance with SOLAS security requirements and the ISPS Code.  We have implemented the various security measures addressed by the MTSA, SOLAS and the ISPS Code.

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

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as ‘‘in class’’ by a classification society which is a member of the International Association of Classification Societies (“IACS”).  In December 2013, the IACS adopted new harmonized Common Structural Rules, which will apply to oil tankers and bulk carriers contracted to be constructed on or after July 1, 2015.  All of our vessels have been certified as being “in class” by ABS, DNVGL or Lloyd’s.  All new and secondhand vessels that we purchase must be certified prior to their delivery under our standard agreements.

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

ITEM 1A.                                         RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “budget,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) declines in demand or rates in the drybulk shipping industry; (ii) prolonged weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance and general, administrative and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) our acquisition or disposition of vessels (xii) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including off-hire days; (xiii) the completion of definitive documentation with respect to time charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the fulfillment of the closing conditions under, or the execution of additional documentation for, Baltic Trading’s agreements to acquire vessels; (xvi) obtaining, completion of definitive documentation for, and funding of financing for the vessel acquisitions on acceptable terms; (xvii) the extent to which our operating results continue to be affected by weakness in market conditions and charter rates; (xviii) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xix) the timing and realization of the recoveries of assets and the payments of claims and the amount of expenses required to recognize such recoveries and reconcile such claims; (xx) our ability to obtain sufficient and acceptable post-restructuring financing; (xxi) those other risks and uncertainties discussed below under the headings “RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS”, and (xxii) other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).  We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following risk factors and other information included in this report should be carefully considered.  If any of the following risks actually occur, our business, financial condition, operating results or cash flows could be materially and adversely affected and the trading price of our common stock could decline.

RISK FACTORS RELATED TO OUR BUSINESS AND OPERATIONS

Industry Specific Risk Factors

The current global economic environment may continue to negatively impact our business.

While economies in certain parts of the world are in the initial stages of recovery, growth in economies such as China that have historically led to increased demand for drybulk cargoes has decelerated. Decreasing demand for drybulk cargoes has led to lower demand for drybulk vessels, which combined with increased supply of drybulk vessels has created downward pressure on charter rates. General market volatility has endured as a result of uncertainty about sovereign debt and government austerity measures and speculation about the growth rate of the Chinese economy. The economies of the European Union and other parts of the world continue to experience relatively slow growth or exhibit weak economic trends.  If the current global economic environment persists or worsens, we may be negatively affected in the following ways:

•                  We may not be able to employ our vessels at charter rates as favorable to us as historical rates or operate our vessels profitably.

•                  Our earnings and cash flows could remain at depressed levels or decline, which may leave us with insufficient cash resources to make required amortization payments under our credit facilities or cause us to breach one or more of the covenants in our credit facilities, thereby potentially accelerating the repayment of outstanding indebtedness.  Please refer to “Restrictive covenants under our credit facilities may be difficult to satisfy in the current market environment” below for further details.

•                  The market values of our vessels have decreased, which may cause us to recognize losses if any of our vessels are sold or if their values are impaired.  A further decline in the market value of our vessels could trigger defaults under our credit facilities’ covenants.  In particular, all of our credit facilities contain collateral maintenance covenants.  Please refer to “The market values of our vessels may decrease, which could adversely affect our operating results or cause us to breach one or more of the covenants in our credit facilities” below for further details.

•                  Our charterers may fail to meet their obligations under our time charter agreements.

•                  The value of our investment in Jinhui could further decline, and we may recognize additional losses if we were to sell our shares or if the value of our investment is impaired.

The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Charterhire rates for drybulk carriers are volatile and are currently at historically low levels and may further decrease in the future, which may adversely affect our earnings.

The prolonged downturn in the drybulk charter market, from which we derive the large majority of our revenues, has severely affected the drybulk shipping industry. The Baltic Dry Index (“BDI”), an index published by The Baltic Exchange of shipping rates for 26 key drybulk routes, showed relative weakness in 2014 and recorded an average level of 1,105, compared to a ten-year average level of 2,964, as of February 18, 2015.  The BDI was at a peak of 2,113 in January 2014 and reached a low of 723 in July 2014.  As volatility persisted, the BDI climbed to a peak of 1,484 in November 2014 and has since retreated to reach a level of 509 as of February 18, 2015. As the BDI remains volatile, there can be no assurance that the drybulk charter market will increase further, and the market could decline.

The year to date in 2015 has exhibited seasonal issues like those of the corresponding periods in previous years, with seasonal factors contributing to the most recent downturn in rates, including the order timing issues for iron ore cargoes related to the celebration of the Chinese New Year and increased deliveries of newbuilding vessels for the month of January as compared to the previous three months. In addition to these factors, there have been a number of adverse consequences for drybulk shipping, including, among other things:

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

The market supply of drybulk carriers has been increasing as a result of the delivery of numerous newbuilding orders over the last few years.  Newbuildings have been delivered in significant numbers since the beginning of 2006. The oversupply of drybulk carrier capacity has resulted in a reduction of charterhire rates, as evidenced by the low rates we have experienced during 2014.  Currently, some of our spot market-related time charterers are at times unprofitable due the volatility associated with dry cargo freight rates.  If market conditions persist, upon the expiration or termination of our vessels’ current non-spot charters, we may only be able to re-charter our vessels at reduced or unprofitable rates, or we may not be able to charter these vessels at all.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

The market values of our vessels may decrease, which could adversely affect our operating results or cause us to breach one or more of the covenants in our credit facilities.

If the book value of one of our vessels is impaired due to unfavorable market conditions or a vessel is sold at a price below its book value, we would incur a loss that could adversely affect our financial results.  Also, if the market value of our fleet declines, we may not be in compliance with certain provisions of our credit facilities, and we may not be able to refinance our debt or obtain additional financing under our credit facilities or otherwise.  We are also subject to collateral maintenance covenants in our credit facilities, including those of Baltic Trading.  A decrease in the fair market value of our vessels may cause us to breach one or more of the covenants in the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, 2010 Baltic Trading Credit Facility, Baltic Trading $22 Million Term Loan Facility, the Baltic Trading $44 Million Term Loan Facility, the 2014 Baltic Trading Term Loan facilities or the Baltic Trading $148 Million Credit Facility, which could accelerate the repayment of outstanding borrowings under our facilities.  We cannot assure you that we will satisfy all our debt covenants in the future or that our lenders will waive any future failure to satisfy these covenants.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

After our January 9, 2015 amortization payment of $5.1 million, we were slightly under the required threshold for the meeting of the collateral maintenance tests under our $253 Million Term Loan Facility, having a shortfall in the value of our vessels of approximately $0.2 million.  At February 17, 2014, we did not meet the collateral maintenance test under our $100 Million Term Loan Facility, having a shortfall in the value of our vessels of approximately $5.2 million.  Under each facility, we must remedy such shortfall within 30 days from the time we are notified by the security agent.  We have not been notified by the $100 Million Term Loan Facility’s security agent to take any remedial actions.  We have been in communication with the $100 Million Term Loan Facility’s security agent and plan to add one of our unencumbered handysize vessels as additional collateral to cover the shortfall.  We have not been notified by the security agent under the $253 Million Term Loan Facility to take any action to remedy the slight shortfall under such facility.  We have been in communication with the $253 Million Term Loan Facility’s security agent, and we prepaid $0.2 million of the outstanding indebtedness on March 2, 2015 which will reduce the next scheduled amortization payment of $5.1 million due in early April 2015. See the discussions of these tests in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further details.

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

A significant number of the port calls made by our vessels involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region.  As a result, a negative change in economic conditions in any Asia Pacific country, and particularly in China, India or Japan, could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.  In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product.  China’s gross domestic product grew by 7.4% in 2014 as compared to a 7.7% growth rate in 2013. We cannot assure you that the Chinese economy will not experience a significant contraction in the future. If the Chinese government does not continue to pursue a policy of economic growth and urbanization, the level of imports to and exports from China could be adversely affected by changes to these initiatives by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions.  Notwithstanding economic reform, the Chinese government may adopt policies that favor domestic drybulk shipping companies and may hinder our ability to compete with them effectively.  Moreover, a significant or protracted slowdown in the economies of the United States, the European Union or various Asian countries may adversely affect economic growth in China and elsewhere.  Our business, results of operations, cash flows, financial condition and ability to pay dividends will likely be materially and adversely affected by an economic downturn in any of these countries.

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

The operation of our vessels is affected by the requirements set forth in the United Nations’ International Maritime Organization’s International Management Code for the Safe Operation of Ships and Pollution Prevention (the “ISM Code”).  The ISM Code requires ship owners, ship managers and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies.  The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

The U.S. Oil Pollution Act of 1990 (“OPA”) established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills.  OPA affects all owners and operators whose vessels trade in the United States, its territories and possessions or whose vessels operate in U.S. waters.  OPA allows for liability without regard to fault of vessel owners, operators and demise charterers for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels, including bunkers, in U.S. waters.  Such liability is potentially unlimited in cases of willful misconduct or gross negligence.  OPA also expressly permits individual states to impose their own liability regimes with regard to hazardous materials and oil pollution materials occurring within their boundaries, provided they accept, at a minimum, the levels of liability established under OPA.

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

Terrorist attacks continue to cause uncertainty in the world’s financial markets and may affect our business, operating results and financial condition. Continuing conflicts and recent developments in the Middle East, including Egypt, and North Africa, and the presence of U.S. and other armed forces in the Middle East, may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Any of these occurrences could have a material adverse impact on our business, results of operation, and financial condition.

Compliance with safety and other vessel requirements imposed by classification societies may be costly and could reduce our net cash flows and net income.

The hull and machinery of every commercial vessel must be certified as being “in class” by a classification society authorized by its country of registry.  The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the Safety of Life at Sea Convention.  Our vessels are currently enrolled with the ABS, DNVGL, or Lloyd’s, each of which is a member of the International Association of Classification Societies. Further, to trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”) from a recognized security organization.

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

Changes in fuel prices could adversely affect our profits.

From time to time, we operate vessels on spot charters either directly or by placing them in pools with similar vessels.  Spot charter arrangements generally provide that the vessel owner or pool operator bear the cost of fuel in the form of bunkers, which is a significant vessel operating expense.  We currently have 14 vessels operating in vessel pools, including Baltic Trading’s vessels, and we may arrange for more vessels to do so, depending on market conditions.  Depending on the timing of increases in the price of fuel and market conditions, we or pool operators with whom we contract may be unable to pass along increases in fuel prices to our customers.  Currently, the majority of our vessels are operating under standard time charter arrangements, including Baltic Trading’s vessels.  Under standard time charter arrangements, the charterer bears the cost of fuel in the form of bunkers.  At the commencement of a charter, the charterer purchases fuel from us at the then-prevailing market rates, and we are obligated to repurchase fuel at that same initial rate when the charterer redelivers the vessel back to us. Market rates at the time the charterer redelivers the vessel to us after completion of the charter (including any direct continuations) may be more or less than the prevailing market rates at the commencement of the charter.  We believe the staggered nature of time charter expirations and the cyclical nature of fuel prices over time should reduce the risk of these repurchase obligations.  However, the date of redelivery of vessels and fluctuations in the price and supply of fuel are unpredictable and therefore these arrangements could result in losses or reductions in working capital that are beyond our control. As is customary in our industry, we do not use hedging agreements on fuel to mitigate these risks.  With respect to time charter agreements, we believe the variable expiration of the relevant contracts makes hedging agreements impractical or uneconomic

Given that under certain arrangements with short-term or spot charters, the vessel owner or pool operator may bear the cost of fuel, the recent volatility in fuel prices could be a factor affecting profitability in these arrangements. To profitably price an individual charter, the vessel owner or pool operator must take into account the anticipated cost of fuel for the duration of the charter. Changes in the actual price of fuel at the time the charter is to be performed could result in the charter being performed at a significantly greater or lesser profit than originally anticipated or even result in a loss.

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

If the current prolonged weakness in drybulk shipping rates does not abate, we may not be in compliance with the maximum leverage ratio and minimum permitted consolidated interest ratio covenants under our credit when these are measured at June 30, 2015.

Our credit facilities subject us to a number of restrictive covenants, including covenants governing our ratio of net debt to EBITDA, the minimum amount of cash and cash equivalents we maintain, our ratio of EBITDA to interest expense, and our consolidated net worth.  Compliance with the covenants governing our ratios of net debt to EBITDA and EBITDA to interest expense is not measured until June 30, 2015, but we may not be in compliance with these covenants at such time.

We may seek waivers or modifications to our credit agreements, which may be unavailable or subject to conditions.  We may also seek to refinance our indebtedness or raise additional capital through equity or debt offerings or selling assets (including vessels). We cannot be certain that we will accomplish any such actions. Absent such waivers or modifications, if we do not comply with these covenants and fail to cure our non-compliance following applicable notice and expiration of applicable cure periods, we may be in default of one or more of our credit facilities.  As a result, some or all of our indebtedness could be declared immediately due and payable, we may not be able to borrow further under our credit facilities, and we may have to seek alternative sources of financing on terms that may not be favorable to us. If we are unable to service or refinance our current or future indebtedness, we may have to take actions such as reducing or delaying acquisitions or capital expenditures, selling assets, seeking additional debt or equity capital, or pursuing other restructuring options.  As a result, we may experience a material adverse effect on our business, financial condition, results of operations and cash flows.

Our earnings will be adversely affected if we do not successfully employ our vessels.

As of March 2, 2015, approximately 80% of our vessels were in arrangements in which they were trading at spot market rates through spot market-related time charters or operating in a vessel pool.  Forty-one of our vessels, including Baltic Trading’s vessels, were engaged under spot market-related time charter contracts that expire (assuming the option periods in the time charters are not exercised) between March 2015 and February 2016, and 14 of our vessels were trading in the spot charter market through participation in pool arrangements.  The remaining 13 of the vessels in our fleet were engaged under time charters at fixed rates.  The drybulk market is volatile, and in the past charterhire rates for drybulk carriers have sometimes declined below operating costs of vessels.  Because we currently charter most of our vessels on spot market-related time charters, we are exposed to the cyclicality and volatility of the spot charter market, and we do not have significant long-term, fixed-rate time charters to ameliorate the adverse effects of downturns in the spot market. Capesize vessels, which we operate as part of our fleet, have been particularly susceptible to volatility in spot charter rates.

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

As a result of the adoption of fresh-start reporting, our consolidated balance sheets and consolidated statements of operations subsequent to July 9, 2014 will not be comparable in many respects to our consolidated balance sheets and consolidated statements of operations prior to July 9, 2014.

Following the consummation of the Plan, our financial condition and results of operations from and after the Effective Date will not be comparable to the financial condition or results of operations reflected in our historical financial statements due to the application of fresh-start reporting. Fresh-start reporting requires us to adjust our assets and liabilities to their estimated fair values using the acquisition method. Adjustments to the carrying amounts were material and will affect prospective results of operations as balance sheet items are settled, depreciated, amortized or impaired.  As a result, this will make it difficult to assess our performance in relation to prior periods.

We depend upon ten charterers for a large part of our revenues.  The loss of one or more of these charterers could adversely affect our financial performance.

We have derived a significant part of our revenues from a small number of charterers.  For the year ended December 31, 2014, approximately 81% of our revenues were derived from 10 charterers, including charterers of Baltic Trading’s vessels.  Of that amount, approximately 22% and 18% of our revenues were derived from two charterers, Swissmarine and Cargill, respectively.  If we were to lose any of these charterers, or if any of these charterers significantly reduced its use of our services or was unable to make charter payments to us, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

An increase in operating costs or interest rates could adversely affect our cash flow and financial condition.

Our vessel operating expenses include the costs of crewing and insurance.  In addition, to the extent we enter the spot charter market, we need to include the cost of bunkers as part of our voyage expenses.  The price of bunker fuel may increase in the future.  If our vessels suffer damage, they may need to be repaired at a drydocking facility.  The costs of drydock repairs are unpredictable and can be substantial.  Moreover, we expect that the cost of maintenance and drydocking will increase as our fleet ages.  Increases in any of these costs could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

We are also subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  If LIBOR were to increase significantly, the amount of interest payable on our outstanding indebtedness could increase significantly and could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

We are currently prohibited from paying dividends or repurchasing our stock and may not do so when the prohibitions expire.

Under the terms of the $253 Million Term Loan Facility and the $100 Million Term Loan Facility as amended in connection with the Prepack Plan, we are prohibited from paying dividends or repurchasing our stock through March 31, 2015.  Moreover, we would make dividend payments to our shareholders only if our Board of Directors, acting in its sole discretion, determines that such payments would be in our best interest and in compliance with relevant legal and contractual requirements.  The principal business factors that our Board of Directors would consider when determining the timing and amount of dividend payments would be our earnings, financial condition and cash requirements at the time.  Marshall Islands law generally prohibits the declaration and payment of dividends other than from surplus.  Marshall Islands law also prohibits the declaration and payment of dividends while a company is insolvent or would be rendered insolvent by the payment of such a dividend.

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

We currently maintain all of our cash and cash equivalents with three financial institutions, which subjects us to credit risk.

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

Our subsidiary, Baltic Trading, conducts a shipping business focused on the drybulk industry spot market.  Some of our personnel provide services to Baltic Trading, including our President, our Chief Financial Officer, and our Chief Accounting Officer. This requires substantial time and attention from these individuals and reduces their availability to serve us.  Our Chairman serves on the Baltic Trading board of directors.  Our officers and director who also serve Baltic Trading may encounter situations in which their fiduciary obligations to us and to Baltic Trading are in conflict.  The Omnibus Agreement entered into between us and Baltic Trading is intended to reduce these conflicts by granting a right of first refusal to Baltic Trading for certain spot chartering opportunities and to us for other business opportunities.  However, these arrangements and/or the resolutions of these conflicts may not always be in our best interest or that of our shareholders and could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

If we do not qualify for an exemption pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, as amended, or the “Code” (which we refer to as the “Section 883 exemption”), then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources.  If we are subject to such tax, our net income and cash flows would be reduced by the amount of such tax.

We will qualify for the Section 883 exemption if, among other things, (i) our stock is treated as primarily and regularly traded on an established securities market in the United States (which we refer to as the “publicly traded test”), or (ii) we satisfy one of two other ownership tests.  Under applicable Treasury Regulations, the publicly-traded test cannot be satisfied in any taxable year in which persons who actually or constructively own 5% or more of our stock (which we sometimes refer to as “5% shareholders”), together own 50% or more of our stock for more than half the days in such year (which we sometimes refer to as the “five percent override rule”), unless an exception applies.

Based on the ownership and trading of our stock in 2014, we believe that we satisfied the publicly traded test and qualified for the Section 883 exemption in 2014.  However, as a result of the restructuring of our indebtedness pursuant to the Plan, 5% shareholders may beneficially own more than 50% of our stock for more than half of 2015.  As a result, the five percent override rule may apply, and we believe that we would have significant difficulty in satisfying an exception thereto. It is also not clear whether we will satisfy one of the other two ownership tests.  Thus, we may not qualify for the Section 883 exemption in 2015. Even if we do qualify for the Section 883 exemption in 2015, there can be no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for the Section 883 exemption in future taxable years.

If we do not qualify for the Section 883 exemption, our U.S. source shipping income, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the U.S., would be subject to a 4% tax without allowance for deductions (which we sometimes refer to as the “U.S. gross transportation income tax”).

Baltic Trading’s stock is primarily traded on an established securities market in the U.S.  However, we have indirectly owned shares of Baltic Trading’s Class B Stock which has provided us with over 50% of the combined voting power of all classes of Baltic Trading’s voting stock since Baltic Trading’s IPO was completed on March 15, 2010.  As a result, Baltic Trading’s Class B Stock will not be treated as regularly traded and Baltic Trading will not satisfy the publicly traded test (and cannot satisfy one of the other two ownership tests).  Thus, Baltic Trading does not qualify for a Section 883 exemption.  As such, Baltic Trading is subject to the U.S. gross transportation income tax on its U.S. source shipping income.  During the years ended December 31, 2014, 2013 and 2012, Baltic Trading earned and paid U.S. gross transportation income tax on its U.S. source shipping income of approximately $2.8 million, $1.7 million and $1.4 million, respectively.

In addition to our shipping income, we derive income from the technical and commercial management services that we provide to Baltic Trading and MEP, which results in U.S. source service income for which we are subject to and pay U.S. federal income tax on a net basis.  This income totaled approximately $7.8 million, $7.9 million and $6.1 million during the years ended December 31, 2014, 2013 and 2012, respectively.

U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. shareholders.

A foreign corporation generally will be treated as a “passive foreign investment company,” which we sometimes refer to as a PFIC, for U.S. federal income tax purposes if, after applying certain look through rules, either (1) at least 75% of its gross income for any taxable year consists of “passive income” or (2) at least 50% of the average value or adjusted bases of its assets (determined on a quarterly basis) produce or are held for the production of passive income, i.e., “passive assets.”  U.S. shareholders of a PFIC are subject to a disadvantageous U.S. federal income tax regime with respect to distributions they receive from the PFIC and gain, if any, they derive from the sale or other disposition of their stock in the PFIC.

For purposes of these tests, “passive income” generally includes dividends, interest, gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business, as defined in applicable Treasury Regulations.  Income derived from the performance of services does not constitute “passive income.” By contrast, rental income would generally constitute passive income unless such income were treated under specific rules as derived from the active conduct of a trade or business.  We do not believe that our past or existing operations would cause, or would have caused, us to be deemed a PFIC with respect to any taxable year.  In this regard, we treat the gross income we derive or are deemed to derive from our time and spot chartering activities as services income, rather than rental income.  Accordingly, we believe that (1) our income from our time and spot chartering activities does not constitute passive income and (2) the assets that we own and operate in connection with the production of that income do not constitute passive assets.

While there is no direct legal authority under the PFIC rules addressing our method of operation, there is legal authority supporting this position consisting of pronouncements by the U.S. Internal Revenue Service (which we sometimes refer to as the “IRS”), concerning the characterization of income derived from time charters and voyage charters as services income for other tax purposes.  However, it should be noted that there is also legal authority, consisting of case law, that characterizes time charter income as rental income rather than services income for other tax purposes.

No assurance can be given that the IRS or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC.  Moreover, there can be no assurance that we will not become a PFIC in any future taxable year because the PFIC test is an annual test, there are uncertainties in the application of the PFIC rules, and although we intend to manage our business so as to avoid PFIC status to the extent consistent with our other business goals, there could be changes in the nature and extent of our operations in future taxable years.

If we were to be treated as a PFIC for any taxable year (and regardless of whether we remain a PFIC for subsequent taxable years), our U.S. shareholders would face adverse U.S. tax consequences.  Under the PFIC rules, unless a shareholder makes certain elections available under the Code (which elections could themselves have adverse consequences for such shareholder), such shareholder would be liable to pay U.S. federal income tax at the highest applicable ordinary income tax rates upon the receipt of excess distributions and upon any gain from the disposition of our common stock, plus interest on such amounts, as if such excess distribution or gain had been recognized ratably over the shareholder’s holding period of our common stock.

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

Certain shareholders currently hold significant percentages of our post-restructuring common stock. As of December 31, 2014, affiliates of Centerbridge Partners, L.P. owned approximately 34.44%; affiliates of Apollo Global Management owned approximately 15.42%; and affiliates of Strategic Value Partners, LLC owned approximately 12.41% of our common stock.

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

The market price of our common stock could decline due to sales of a large number of shares in the market, including sales of shares by our large shareholders, or the perception that these sales could occur.  These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock.  We entered into a registration rights agreement that provides parties who received 10% or more of our common stock in our reorganization with demand and piggyback registration rights. All other parties to this agreement who received our common stock in the reorganization have piggyback registration rights only.

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

Classified Board of Directors.

Our amended and restated articles of incorporation provide for the division of our Board of Directors into two classes of directors, with the three members of Class I serving successive terms of one year and the four members of Class I serving an initial term of two years, after which the Board of Directors will cease to be classified.  This classified board provision could discourage a third party from making a tender offer for our shares or attempting to obtain control of us.  It could also delay shareholders who do not agree with the policies of our Board of Directors from removing a majority of our Board of Directors in a single year.

Election and Removal of Directors.

Our amended and restated articles of incorporation prohibit cumulative voting in the election of directors.  Our by-laws require parties other than the board of directors to give advance written notice of nominations for the election of directors.  Our articles of incorporation also provide that, through the conclusion of the second annual meeting of shareholders following July 9, 2014,  our directors may be removed only for cause and only upon the affirmative vote of a majority of the outstanding shares of our capital stock entitled to vote for those directors or by a majority of the members of the board of directors then in office.  These provisions may discourage, delay or prevent the removal of incumbent officers and directors.

Limited Actions by Shareholders.

Our amended and restated articles of incorporation and our by-laws provide that, consistent with Marshall Islands law, any action required or permitted to be taken by our shareholders must be effected at an annual or special meeting of shareholders or by the unanimous written consent of our shareholders.  Our amended and restated articles of incorporation and our by-laws provide that, subject to certain exceptions, our Chairman, President, or Secretary at the direction of the Board of Directors or our Secretary at the request of one or more shareholders that hold in the aggregate at least a majority of our outstanding shares entitled to vote may call special meetings of our shareholders, and the business transacted at the special meeting is limited to the purposes stated in the notice.

Advance Notice Requirements for Shareholder Proposals and Director Nominations.

Our by-laws provide that shareholders seeking to nominate candidates for election as directors or to bring business before an annual meeting of shareholders must provide timely notice of their proposal in writing to the corporate secretary.  Generally, to be timely, a shareholder’s notice must be received at our principal executive offices not less than 120 days nor more than 150 days before the anniversary date of the immediately preceding annual meeting of shareholders.  Our by-laws also specify requirements as to the form and content of a shareholder’s notice.  These provisions may impede a shareholder’s ability to bring matters before an annual meeting of shareholders or make nominations for directors at an annual meeting of shareholders.

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

ITEM 1B.                                         UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We do not own any real property.  In September 2005, we entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  On January 6, 2012, we ceased use of this space and entered into a sublease agreement effective November 1, 2013.  Pursuant to the Plan that was approved by the Bankrupcty Court, we rejected the lease agreement on the Effective Date.  Refer to Note 22 — Commitments and Contingencies in our consolidated financial statements for further information.

Effective April 4, 2011, we entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011.  Following the expiration of the free base rental period, the monthly base rental payments are $82,000 per month until May 31, 2015 and thereafter will be $90,000 per month until the end of the seven-year term.  We have also entered into a direct lease with the over-landlord of such office space that commences immediately upon the expiration of such sub-sublease agreements, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expirations of the free base rental period, the monthly base rental payments will be $186,000 per month from October 1, 2018 to April 30, 2023 and $204,000 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitute one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the entire lease from June 1, 2011 to September 30, 2025 is $130,000.  On the Effective Date, a revised straight-line rent calculation was completed as part of fresh-start reporting which resulted in a revised monthly straight-line rental expense of $150,000 beginning on the Effective Date until September 30, 2025.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows:  $1.0 million for 2015, $1.1 million annually for 2016 through 2017, $0.9 million for 2018, $2.2 million for 2019 and a total of $13.4 million for the remaining term of the lease.

For a description of our vessels, see “Our Fleet” in Item 1, “Business” in this report.

We consider each of our significant properties to be suitable for its intended use.

ITEM 3.  LEGAL PROCEEDINGS

We commenced the Chapter 11 Cases to implement our restructuring. Pursuant to the Bankruptcy Code, the filing of a bankruptcy petition automatically stays certain actions against us, including actions to collect pre-petition indebtedness or to exercise control over the property of our bankruptcy estates. The Plan provided for the treatment of allowed claims against our bankruptcy estates, including pre-petition liabilities. The treatment of such liabilities under the Plan resulted in a material adjustment to our financial statements and has been recorded in Reorganization items, net in our consolidated statements of operation.  Information concerning the Chapter 11 Cases in Item 1, “Business” is incorporated herein by reference.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Prior to the effective date of our plan of reorganization, our common stock traded on the New York Stock Exchange (the “NYSE”), the OTCQB marketplace, and the OTC Pink marketplace.  Upon such effective date, our original common stock was canceled, and our new common stock subsequently began trading on the OTC Bulletin Board under the symbol “GSKNF.”  The following table summarizes the quarterly high and low bid quotations prices per share of our common stock as reported on the OTC markets since July 15, 2014. No prior established public trading market existed for our new common stock prior to this date.  The OTC markets quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

FISCAL YEAR ENDED DECEMBER 31, 2014	HIGH	LOW

3rd Quarter	$21.45	$15.00
4th Quarter	$19.85	$12.75

As of March 2, 2015, there were approximately 77 holders of record of our common stock.

We have not declared or paid any dividends since the third quarter of 2008 and currently do not plan to resume the payment of dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	For the Years Ended December 31,
	2014 (2)	2013	2012	2011	2010
Income Statement Data:
(U.S. dollars in thousands except for share and per share amounts)
Revenues:
Voyage revenues	$217,576	$224,179	$223,159	$388,929	$447,438
Service revenues	3,285	3,285	3,294	3,285	1,249
Total revenues	$220,861	$227,464	$226,453	$392,214	$448,687

Operating Expenses:
Voyage expenses	11,665	8,046	7,009	4,457	4,467
Vessel operating expenses	121,613	111,671	114,318	105,514	78,976
General, administrative and management fees	68,286	34,031	35,673	33,928	29,081
Depreciation and amortization	112,666	140,743	139,063	136,203	115,663
Other operating income	(530)	(121)	(265)	(527)	(791)
Goodwill impairment	166,067	—	—	—	—

Total operating expenses	479,767	294,370	295,798	279,575	227,396

Operating (loss) income	(258,906)	(66,906)	(69,345)	112,639	221,291
Other expense	(48,660)	(88,217)	(87,209)	(86,186)	(72,042)

(Loss) income before reorganization items, net	(307,566)	(155,123)	(156,554)	26,453	149,249
Reorganization items, net	880,576	—	—	—	—

Net income (loss) before income taxes	573,010	(155,123)	(156,554)	26,453	149,249
Income tax expense	(1,811)	(1,898)	(1,222)	(1,385)	(1,840)
Net income (loss)	571,199	(157,021)	(157,776)	25,068	147,409
Less: Net (loss) income attributable to noncontrolling interest	(17,975)	(9,280)	(12,848)	(318)	6,166
Net income (loss) attributable to Genco Shipping & Trading Limited	$589,174	$(147,741)	$(144,928)	$25,386	$141,243
Net (loss) earnings per share - basic	$ N/A	$(3.42)	$(3.47)	$0.72	$4.28
Net (loss) earnings per share - diluted	$ N/A	$(3.42)	$(3.47)	$0.72	$4.07
Dividends declared per share	—	$—	$—	$—	$—
Weighted average common shares outstanding - Basic	N/A	43,249,070	41,727,075	35,179,244	32,987,449
Weighted average common shares outstanding - Diluted	N/A	43,249,070	41,727,075	35,258,205	35,891,373

Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$83,414	$122,722	$72,600	$227,968	$270,877
Total assets	1,752,913	2,957,254	2,843,371	3,119,277	3,182,708
Total debt (current and long-term, including notes payable)	430,135	1,595,945	1,524,357	1,694,393	1,746,248
Total shareholders’ equity	1,292,774	1,308,805	1,261,207	1,361,618	1,348,153
Other Data:
(U.S. dollars in thousands)

Net cash (used in) provided by operating activities	$(60,152)	$(3,144)	$(18,834)	$158,183	$262,680

Net cash used in investing activities	(74,636)	(146,555)	(3,669)	(133,367)	(870,230)

Net cash provided by (used in) financing activities	95,480	199,821	(132,865)	(67,725)	690,160

EBITDA (1)	$752,241	$83,041	$82,537	$249,080	$330,711

(1)                     EBITDA represents net (loss) income attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our consolidated statements of cash flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The foregoing definition of EBITDA differs from the definition of Consolidated EBITDA used in the financial covenants of our 2007 Credit Facility (prior to its termination on the Effective Date), our $253 Million Term Loan Credit Facility, and our $100 Million Term Loan Credit Facility.  Specifically, Consolidated EBITDA substitutes gross interest expense (which includes amortization of deferred financing costs) for net interest expense used in our definition of EBITDA, includes adjustments for restricted stock amortization and non-cash charges for deferred financing costs related to the refinancing of other credit facilities or any non-cash losses from our investments in Jinhui and KLC, and excludes extraordinary gains or losses and gains or losses from derivative instruments used for hedging purposes or sales of assets other than inventory sold in the ordinary course of business.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading Limited for each of the periods presented above:

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Net income (loss) attributable to Genco Shipping & Trading Limited	$589,174	$(147,741)	$(144,928)	$25,386	$141,243
Net interest expense	48,590	88,141	87,180	86,106	71,965
Income tax expense	1,811	1,898	1,222	1,385	1,840
Depreciation and amortization	112,666	140,743	139,063	136,203	115,663

EBITDA (1)	$752,241	$83,041	$82,537	$249,080	$330,711

(2)                     The consolidated and other financial data for the year ended December 31, 2014 combine the results of operation for the period from July 9 to December 31, 2014 (Successor Company) and the period from January 1 to July 9, 2014 (Predecessor Company).  The period from July 9 to December 31, 2014 (Successor Company) and the period from January 1 to July 9, 2014 (Predecessor Company) are distinct reporting periods as a result of our emergence from bankruptcy on July 9, 2014 as reported in our consolidated financial statements.  We did not combine the share and per share amounts for the year ended December 31, 2014 since the change in our capital structure as a result of the bankruptcy renders these not comparable between the Successor Company and Predecessor Company.  Refer to page 46 for the calculation of these combined results for the Successor Company and Predecessor Company for the year ended December 31, 2014.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding vessels of Baltic Trading, our fleet currently consists of nine Capesize, eight Panamax, 17 Supramax, six Handymax and 13 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 3,810,000 dwt, and the average age of our fleet is currently approximately 9.8 years, as compared to the average age for the world fleet of approximately 9 years for the drybulk shipping segments in which we compete.  We seek to deploy our vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers, including Cargill, Pacbasin, Swissmarine and the Clipper Logger Pool, in which Clipper Group acts as the pool manager.  The majority of the vessels in our current fleet are presently engaged under time charter, spot market-related time charter and vessel pool contracts that expire (assuming the option periods in the time charters are not exercised) between March 2015 and February 2016.

In addition, Baltic Trading’s fleet currently consists of four Capesize, two Ultramax, four Supramax and five Handysize drybulk carriers with an aggregate carrying capacity of approximately 1,221,000 dwt.  After the expected delivery of the two additional Ultramax newbuilding vessels that Baltic Trading has agreed to acquire, Baltic Trading will own a fleet of 17 drybulk vessels, consisting of four Capesize, four Ultramax, four Supramax and five Handysize vessels with a total carrying capacity of approximately 1,349,000 dwt.

See pages 8-13 for a table of all vessels that have been or are expected to be delivered to us, including Baltic Trading’s vessels.

On April 21, 2014, the Debtors filed the Chapter 11 Filing. On July 2, 2014, the Bankruptcy Court entered the Confirmation Order which approved and confirmed the Plan. On the Effective Date of July 9, 2014, the Debtors emerged from Chapter 11 through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms. Refer to Note 1 in our Consolidated Financial Statements for a detailed description of the Plan.

Baltic Trading, formerly our wholly-owned subsidiary, completed its initial public offering, or IPO, on March 15, 2010. On May 28, 2013, Baltic Trading closed an equity offering of 6,419,217 shares of common stock at an offering price of $3.60 per share. Baltic Trading received net proceeds of approximately $21.6 million after deducting underwriters’ fees and expenses.  Additionally, on September 25, 2013, Baltic Trading closed an equity offering of 13,800,000 shares of common stock at an offering price of $4.60 per share. Baltic Trading received net proceeds of approximately $59.5 million after deducting underwriters’ fees and expenses.  Lastly, on November 18, 2013, Baltic Trading closed an equity offering of 12,650,000 shares of common stock at an offering price of $4.60 per share.  Baltic Trading received net proceeds of approximately $55.1 million after deducting underwriters’ fees and expenses.  As a result of Baltic Trading’s equity offerings completed on May 28, 2013, September 25, 2013 and November 18, 2013, we were issued 128,383, 276,000 and 253,000 shares, respectively, of Class B stock, which represents 2% of the number of common shares issued.  As of December 31, 2014, our wholly-owned subsidiary Genco Investments LLC owned 6,356,471 shares of Baltic Trading’s Class B Stock, which represents an 10.85% ownership interest in Baltic Trading at December 31, 2014 and 64.60% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Baltic Trading is consolidated as we control a majority of the voting interest in Baltic Trading.  Management’s discussion and analysis of our results of operations and financial condition includes the results of Baltic Trading.

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

Year ended December 31, 2014 compared to the year ended December 31, 2013

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the years ended December 31, 2014 and 2013 on a consolidated basis, which includes the operations of Baltic Trading. The period from July 9 to December 31, 2014 (Successor Company) and the period from January 1 to July 9, 2014 (Predecessor Company) are distinct reporting periods as a result of our emergence from bankruptcy on July 9, 2014. References in these results of operation and the percentage change combine the Successor Company and Predecessor Company results for the year ended December 31, 2014 in order to provide comparability of such information to the year ended December 31, 2013.

	For the Years Ended December 31,		Increase
	2014	2013	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	4,745.0	4,055.6	689.4	17.0%
Panamax	2,920.0	2,920.0	—	—
Ultramax	63.7	—	63.7	100.0%
Supramax	7,665.0	7,665.0	—	—
Handymax	2,190.0	2,190.0	—	—
Handysize	6,570.0	6,074.1	495.9	8.2%

Total	24,153.7	22,904.7	1,249.0	5.5%

Available days (2)
Capesize	4,701.5	4,022.7	678.8	16.9%
Panamax	2,833.9	2,880.6	(46.7)	(1.6)%
Ultramax	60.7	—	60.7	100.0%
Supramax	7,279.9	7,570.5	(290.6)	(3.8)%
Handymax	2,086.1	2,166.0	(79.9)	(3.7)%
Handysize	6,478.0	6,018.7	459.3	7.6%

Total	23,440.1	22,658.5	781.6	3.4%

Operating days (3)
Capesize	4,693.1	4,018.4	674.7	16.8%
Panamax	2,825.1	2,848.4	(23.3)	(0.8)%
Ultramax	60.7	—	60.7	100.0%
Supramax	7,176.2	7,507.9	(331.7)	(4.4)%
Handymax	2,026.4	2,135.1	(108.7)	(5.1)%
Handysize	6,309.5	5,985.1	324.4	5.4%

Total	23,091.0	22,494.9	596.1	2.6%

Fleet utilization (4)
Capesize	99.8%	99.9%	(0.1)%	(0.1)%
Panamax	99.7%	98.9%	0.8%	0.8%
Ultramax	100.0%	—	100.0%	100.0%
Supramax	98.6%	99.2%	(0.6)%	(0.6)%
Handymax	97.1%	98.6%	(1.5)%	(1.5)%
Handysize	97.4%	99.4%	(2.0)%	(2.0)%

Fleet average	98.5%	99.3%	(0.8)%	(0.8)%

Average Daily Results:

Time Charter Equivalent (5)
Capesize	$13,132	$14,378	$(1,246)	(8.7)%
Panamax	7,222	8,665	(1,443)	(16.7)%
Ultramax	10,494	—	10,494	100.0%
Supramax	8,018	8,885	(867)	(9.8)%
Handymax	7,444	7,785	(341)	(4.4)%
Handysize	7,590	8,177	(587)	(7.2)%

Fleet average	8,785	9,539	(754)	(7.9)%

Daily vessel operating expenses (6)
Capesize	$5,429	$5,450	(21)	(0.4)%
Panamax	5,049	5,057	(8)	(0.2)%
Ultramax	5,543	—	5,543	100.0%
Supramax	5,133	4,745	388	8.2%
Handymax	5,061	4,890	171	3.5%
Handysize	4,616	4,563	53	1.2%

Fleet average	5,035	4,875	160	3.3%

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

	For the Years Ended December 31,
	2014	2013

Voyage revenues (in thousands)	$217,576	$224,179
Voyage expenses (in thousands)	11,665	8,046
	205,911	216,133
Total available days	23,440.1	22,658.5
Total TCE rate	$8,785	$9,539

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

Operating Data

The following tables represent the operating data and certain balance sheet data for the years ended December 31, 2014 and 2013 on a consolidated basis, which includes the operations of Baltic Trading. The period from July 9 to September 30, 2014 (Successor Company) and the period from January 1 to July 9, 2014 (Predecessor Company) are distinct reporting periods as a result of our emergence from bankruptcy on July 9, 2014. References in these results of operation and the percentage change combine the Successor Company and Predecessor Company results for the year ended December 31, 2014 in order to provide comparability of such information to the year ended December 31, 2013. While this combined presentation is a non-GAAP presentation for which there is no comparable GAAP measure, management believes that providing this financial information is the most relevant and useful method for making comparisons to the year ended December 31, 2013.  We did not compare the share and per share amounts, since the change in our capital structure as a result of the bankruptcy renders these not comparable between the Successor Company and the Predecessor Company.

	Successor	Predecessor	Combined	Predecessor
	Period from July 9 to December 31, 2014	Period from January 1 to July 9, 2014	Year Ended December 31, 2014	Year Ended December 31, 2013	Change	% Change
Income Statement Data:
(U.S. Dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$98,817	$118,759	$217,576	$224,179	$(6,603)	(2.9)%
Service revenues	1,584	1,701	3,285	3,285	—	—

Total revenues	100,401	120,460	220,861	227,464	(6,603)	(2.9)%

Operating Expenses:
Voyage expenses	7,525	4,140	11,665	8,046	3,619	45.0%
Vessel operating expenses	56,943	64,670	121,613	111,671	9,942	8.9%
General, administrative and management fees	36,915	31,371	68,286	34,031	34,255	100.7%
Depreciation and amortization	36,714	75,952	112,666	140,743	(28,077)	(19.9)%
Other operating income	(530)	—	(530)	(121)	(409)	338.0%
Goodwill impairment	166,067	—	166,067	—	166,067	100.0%

Total operating expenses	303,634	176,133	479,767	294,370	185,397	63.0%

Operating loss	(203,233)	(55,673)	(258,906)	(66,906)	(192,000)	287.0%
Other expense	(7,538)	(41,122)	(48,660)	(88,217)	39,557	(44.8)%

Loss before reorganization items, net	(210,771)	(96,795)	(307,566)	(155,123)	(152,443)	98.3%
Reorganization items, net	(1,591)	882,167	880,576	—	880,576	100.0%

(Loss) income before income taxes	(212,362)	785,372	573,010	(155,123)	728,133	(469.4)%
Income tax expense	(996)	(815)	(1,811)	(1,898)	87	(4.6)%

Net (loss) income	(213,358)	784,557	571,199	(157,021)	728,220	(463.8)%
Less: Net loss attributable to noncontrolling interest	(9,241)	(8,734)	(17,975)	(9,280)	(8,695)	93.7%
Net (loss) income attributable to Genco Shipping & Trading Limited	$(204,117)	$793,291	$589,174	$(147,741)	$736,915	(498.8)%

Net (loss) earnings per share - basic	$(3.38)	$18.21	$ N/A	$(3.42)	$ N/A	N/A
Net (loss) earnings per share - diluted	$(3.38)	$18.21	$ N/A	$(3.42)	$ N/A	N/A
Dividends declared and paid per share	$—	$—	$—	$—	$—	—
Weighted average common shares outstanding - basic	60,360,515	43,568,942	N/A	43,249,070	N/A	N/A
Weighted average common shares outstanding - diluted	60,360,515	43,568,942	N/A	43,249,070	N/A	N/A

Balance Sheet Data:
(U.S. Dollars in thousands, at end of period)
Cash and cash equivalents	N/A	N/A	$83,414	$122,722	$(39,308)	(32.0)%
Total assets	N/A	N/A	1,752.913	2,957,254	(1,204,341)	(40.7)%
Total debt (current and long-term, including notes payable)	N/A	N/A	430,135	1,595,945	(1,165,810)	(73.0)%
Total shareholders’ equity	N/A	N/A	1,292,774	1,308,805	(16,031)	(1.2)%

Other Data:
(U.S. Dollars in thousands)
Net cash used in operating activities	$(26,835)	$(33,317)	$(60,152)	$(3,144)	(57,008)	1,813.2%
Net cash used in investing activities	(44,101)	(30,535)	(74,636)	(146,555)	71,919	(49.1)%
Net cash provided by
financing activities	18,273	77,207	95,480	199,821	(104,341)	(52.2)%

EBITDA (1)	N/A	N/A	$752,241	$83,041	$669,200	805.9%

(1)                     EBITDA represents net (loss) income attributable to Genco Shipping & Trading plus net interest expense, taxes and depreciation and amortization.  Refer to pages 40-41 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading for each of the periods presented above.

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

During 2014, voyage revenues decreased by $6.6 million, or 2.9%, as compared to 2013.  The decrease in voyage revenues was primarily due lower spot market rates achieved by the majority of the vessels in our fleet.  This decrease was partially offset by an increase in revenues earned by Baltic Trading’s vessels of $9.5 million due to the increase in the size of Baltic Trading’s fleet partially offset by lower spot market rates achieved by its other vessels.

The average TCE rate of our fleet decreased 7.9% to $8,785 a day during 2014 from $9,539 a day during 2013.  The decrease in TCE rates was primarily due to lower spot market rates achieved by the majority of the vessels in our fleet.

During 2013, the Baltic Dry Index, or BDI (a drybulk index) recorded a high of 2,113 on January 1, 2014, retreated to a low of 723 on July 22, 2014 and after climbing to a peak of 1,484 in November 2014, has since retreated to reach a level of 782 on December 24, 2014.  In 2015, the index started off at 771 on January 2, 2015 and has since retreated to 509 as of February 18, 2015.

The BDI displayed weakness through the entire year in 2014 following a volatile environment in 2013.  The BDI saw relative strength at the end of 2013, which carried into the very beginning of 2014 resulting in a peak of 2,113 on January 2, 2014. Deliveries of newbuilding vessels increased in January 2014, contributing to an already oversupplied market. Additionally, a ban of coal shipments out of Drummond’s Columbian coal mines and short-term weather-related issues in Brazil and Australia temporarily reduced iron ore output. As a result, a decline of rates was experienced through the first half of the year resulting in the BDI closing at 850 as of June 30, 2014.  As fleet growth moderated and iron ore exports increased, the BDI traded up beginning in August of 2014 and recorded a high of 1,484 on November 4, 2014. During the fourth quarter of 2014, excess vessel supply continued to weigh on the drybulk market. Additionally, a period of destocking at Chinese iron ore ports and coal power plants and a sustained Indonesian mineral ore export ban all contributed to a declining freight rate environment. Fluctuations in Brazilian iron ore fixture volume led to additional volatility within the Capesize sector, particularly in the latter two months of the fourth quarter. In the year to date in 2015, we have seen continued pressure on the drybulk market as a result of a seasonal increase in newbuilding vessel deliveries and weak iron ore and coal trades ahead of the Chinese New Year. Given the fact that a majority of our vessels are chartered at spot market-related rates, we expect that the weak rate environment will adversely impact our first quarter 2015 revenues and results of operations.

For 2014 and 2013, we had ownership days of 24,153.7 days and 22,904.7 days, respectively.  The increase in ownership days is primarily a result of the delivery of four Baltic Trading vessels during the second half of 2013 and the delivery of one Baltic Trading vessel during the fourth quarter of 2014.  Total available days during 2014 and 2013 were 23,440.1 and 22,658.5, respectively.  The increase in available days was due to the increase in the size of Baltic Trading’s fleet as previously explained partially offset by a decrease due to the drydocking of additional vessels during 2014 as compared to 2013.  Our fleet utilization decreased to 98.5% during 2014 as compared to 99.3% during 2013 due to additional offhire periods for some of our Handymax and Handysize vessels.

Please see pages 8-13 for table that sets forth information about the current employment of the vessels currently in our fleet.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day.  During the years ended December 31, 2014 and 2013, total service revenue was $3.3 million during both periods.

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

For 2014 and 2013, voyage expenses were $11.7 million and $8.0 million, respectively.  The $3.6 million increase is primarily due to an increase in bunker losses during 2014 as compared to 2013 due to the declining price of fuel during the second half of 2014.  Additionally, there was an increase in bunker consumption during 2014 due to additional drydockings during 2014 as compared to 2013 as well as additional bunkers consumption during repositioning and ballast legs of time charters during 2014 as compared to 2013. During 2014 there was also an increase in the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.  Lastly, as of December 31, 2014, our bunker inventory was written down to its market value which resulted in additional expense.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $9.9 million from $111.7 million to $121.6 million primarily due to a larger fleet as a result of the delivery of four Baltic Trading vessels during the second half of 2013 and the delivery of one Baltic Trading vessel during the fourth quarter of 2014.  Additionally, there were higher maintenance related expenses during 2014 as compared to 2013 due to expenses incurred during drydocking.  The $9.9 million increase includes a net increase of $7.3 million related to Baltic Trading’s vessels primarily due to the acquisition of the vessels mentioned above.

Average daily vessel operating expenses for our fleet increased by $160 per day from $4,875 during 2013 as compared to $5,035 in 2014.  The increase in daily vessel operating expenses was primarily due to higher maintenance related expenses incurred during drydocking, and also due to higher crew costs. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

Based on our management’s estimates and budgets provided by our technical manager, we expect our vessels, excluding Baltic Trading vessels, to have average daily vessel operating expenses during 2015 of:

Vessel Type	Average Daily Budgeted Amount
Capesize	$5,800
Panamax	5,300
Supramax	5,200
Handymax	5,200
Handysize	5,000

Based on these average daily budgeted amounts by vessel type, we expect our fleet, excluding Baltic Trading vessels, to have average daily vessel operating expenses of $5,250 during 2015.  The average daily vessel operating expense budget for 2015 of $5,250 is the same as the prior year 2014 budget of $5,250.

Based on our management’s estimates and budgets provided by our technical manager, we expect Baltic Trading’s vessels to have average daily vessel operating expenses during 2015 of:

Vessel Type	Average Daily Budgeted Amount
Capesize	$6,100
Ultramax	5,300
Supramax	5,600
Handysize	5,100

Based on these average daily budgeted amounts by vessel type, we expect Baltic Trading vessels to have average daily vessel operating expenses of $5,500 during 2015.  The average daily vessel operating expense budget for 2015 of $5,500 is slightly higher than the prior year 2014 budget of $5,400, primarily due to crew related expenses.

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

We incur general and administrative expenses, which relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, rent, legal, auditing and other professional expenses.  With respect to the restricted shares issued as incentive compensation to our Chairman, our employees and our directors under our 2005 Equity Incentive Plan and 2012 Equity Incentive Plan for the Predecessor Company and under the MIP for the Successor Company, refer to Note 24 — Stock-Based Compensation in our consolidated financial statements.  Additionally, we incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.

General, administrative and management fees increased by $34.3 million from $34.0 million during 2013 to $68.3 million during 2014.  The increase was primarily due to higher non-cash compensation expenses associated with the restricted shares and warrants issued under the MIP.  Additionally, the increase was due to our pre-petition expenses related to our Chapter 11 Cases incurred during 2014.  Lastly, there was an increase in management fees due to the delivery of four Baltic Trading vessels during the second half of 2013 and the delivery of one Baltic Trading vessel during the fourth quarter of 2014.

DEPRECIATION AND AMORTIZATION-

We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years.  On the Effective Date, as part of fresh-start reporting, we revalued our vessels assets which resulted in a decrease in vessels assets, vessel equipment recorded as a component of other fixed assets and drydocking assets.  On the Effective Date, we also increased the scrap value of our vessels from $245/lwt to $310/lwt which will result in an overall decrease in vessels depreciation expense over the remaining life of the vessels.

Depreciation and amortization charges decreased by $28.1 million to $112.7 million during 2014 from $140.7 million during 2013.  This decrease was due to revaluation of the vessel assets as well as the change in the scrap value as mentioned above.  These decreases were partially offset by the operation of a larger fleet during 2014 as compared to 2013, which includes the four Baltic Trading vessels delivered during the second half of 2013 as well as the one Baltic Trading vessel delivered during the fourth quarter of 2014.

OTHER OPERATING INCOME-

For the years ended December 31, 2014 and 2013, other operating income was $0.5 million and $0.1 million, respectively.  The increase is primarily due to $0.5 million of total payments received from Samsun as part of the cash settlement related to the rehabilitation plan approved by the South Korean courts during 2010. During the year ended December 31, 2013, we received a final cash settlement and shares of KLC stock as part of the final approved rehabilitation plan approved by the South Korean courts during 2013 which resulted in other operating income of $0.1 million.  Refer to Note 22 — Commitments and Contingencies in our consolidated financial statements for further information regarding the settlement payments.

GOODWILL IMPAIRMENT —

During the year ended December 31, 2014, we recorded $166.1 million of goodwill impairment as a result of our annual assessment.  Refer to Note 5 — Goodwill Impairment in the consolidated financial statements for additional information.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

Net interest expense decreased by $39.6 million from $88.1 million during 2013 to $48.6 million during 2014.  Net interest expense during the years ended December 31, 2014 and 2013 consisted of interest expense under our $100 Million Term Loan Facility, $253 Million Term Loan Facility, the 2010 Baltic Trading Credit Facility and the Baltic Trading $22 Million Term Loan

Facility and the Baltic Trading $44 Million Term Loan Facility, which were entered into August 30, 2013 and December 3, 2013, respectively.  Additionally, interest income, unused commitment fees associated with the aforementioned credit facilities as well as the amortization of deferred financing costs related to the aforementioned credit facilities are included in net interest expense during 2014 and 2013.  Net interest expense during the years ended December 31, 2014 and 2013 also includes interest expense related to our 5.0% Convertible Senior Notes (the “2010 Notes”) up until the Petition Date and for the 2007 Credit Facility until the Effective Date.  Lastly, net interest expense during 2014 also includes interest expense under the 2014 Baltic Trading Term Loan Facilities which was entered into on October 8, 2014.

The decrease in net interest expense for the year ended December 31, 2014 versus the year ended December 31, 2013 was primarily due to a decrease in interest expense associated with the 2007 Credit Facility, which was terminated pursuant to the Plan on the Effective Date, and the interest rate swap agreements as three interest rate swap agreements expired during the first quarter of 2014.  Additionally, there was a decrease in interest expense related to the 2010 Notes as we ceased accreting the liability related to the 2010 Notes and accruing for the related coupon payment on the Petition Date of April 21, 2014.  Refer to Note 10 — Debt, Note 11 — Convertible Senior Notes and Note 12 — Interest Rate Swap Agreements in our consolidated financial statements.  These decreases were partially offset by an increase in the interest expense and the amortization of deferred financing costs recorded during the year ended December 31, 2014 associated with Baltic Trading $22 Million Term Loan Facility, Baltic Trading $44 Million Term Loan Facility and the 2014 Baltic Trading Term Loan Facilities, which were entered into by Baltic Trading effective August 30, 2013, December 3, 2013 and October 8, 2014.  Refer to Note 10 — Debt in our consolidated financial statements for further information about these credit facilities.

INCOME TAX EXPENSE-

For the year ended December 31, 2014, income tax expense was $1.8 million as compared to $1.9 million during the year ended December 31, 2013.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our consolidated financial statements for further information.  The decrease in income tax expense during 2014 as compared to 2013 is primarily a result of additional income earned by Genco (USA) during 2013.  This was primarily due to the 1% purchase fee earned by Genco (USA) from Baltic Trading pursuant to the Management Agreement related to the delivery of four Baltic Trading vessels during 2013 as compared to only two vessels during 2014.  These purchase fees eliminate upon consolidation; however, the fees are included in the net income earned by Genco (USA) and are taxable.  This decrease was partially offset by an increase in commercial service revenue due to Genco (USA) from Baltic Trading pursuant to the Management Agreement as a result of higher charter rates achieved by Baltic Trading’s fleet.

REORGANIZATION ITEMS, NET

For the year ended December 31, 2014, reorganization items, net were $880.6 million. These reorganization items include trustee fees, professional fees incurred after the Petition Date in relation to the Chapter 11 Cases, the revaluation of assets and liabilities recorded as part of fresh-start reporting, the gain on the settlement of liabilities subject to compromise as well as a net gain on debt and equity discharge and issuance pursuant to the Plan. Refer to Note 21 — Reorganization items, net in our Consolidated Financial Statements for further detail. There were no reorganization items during the year ended December 31, 2013 as the Petition Date was April 21, 2014.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the years ended December 31, 2014 and 2013, net loss attributable to noncontrolling interest was $18.0 million and $9.3 million, respectively.  These amounts represent the net loss attributable to the noncontrolling interest of Baltic Trading.

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

(1)                     EBITDA represents net (loss) income attributable to Genco Shipping & Trading plus net interest expense, taxes and depreciation and amortization.  Refer to pages 40-41 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading for each of the periods presented above.

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

OTHER OPERATING INCOME-

For the years ended December 31, 2013 and 2012, other operating income was $0.1 million and $0.3 million, respectively.  The decrease is due to a $0.2 million decrease in the payment received from Samsun as part of the cash settlement related to the rehabilitation plan approved by the South Korean courts during 2010. During the year ended December 31, 2013, we received a final cash settlement and shares of KLC stock as part of the final approved rehabilitation plan approved by the South Korean courts during 2013 which resulted in other operating income of $0.1 million.  Refer to Note 22 — Commitments and Contingencies in our consolidated financial statements for further information regarding the settlement payments.

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

The increase in net interest expense for the year ended December 31, 2013 versus the year ended December 31, 2012 was primarily due to an increase in the amortization of deferred financing costs during 2013 due to additional financing fees capitalized as part of the negotiations of the August 1, 2012 amendment to the 2007 Credit Facility, $100 Million Term Loan Facility and the $253 Million Term Loan Facility.  There were also additional financing fees capitalized as part of the negotiations of the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility which were entered into effective 2013.  These increases were partially offset by a decrease in interest expense as a result of lower outstanding debt during 2013 due to the prepayment of $99.9 million of outstanding debt during August 2012 pursuant to the August 1, 2012 amendment to the 2007 Credit Facility, $100 Million Term Loan Facility and the $253 Million Term Loan Facility.  Refer to Note 10 — Debt in our consolidated financial statements for more information regarding our credit facilities as well as the August 1, 2012 amendment.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are currently operating cash flows and long-term bank borrowings.  We have also historically used issuances of equity and long-term debt securities as sources of financing and may do so in the future.  Our principal use of funds is capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and repayments on outstanding loan facilities.

If the current weak drybulk rate environment persisted, its impact on our earnings could lead us to being unable to maintain compliance with the covenants under our credit facilities governing our ratios of net debt to EBITDA and EBITDA to interest expense when our compliance is measured on June 30, 2015 or on subsequent measurement dates.  Accordingly, we may seek waivers or modifications to our credit agreements, which may be unavailable or subject to conditions.  We may also seek to lever assets that are currently unencumbered, refinance our indebtedness or raise additional capital through equity or debt offerings or selling assets (including vessels). We cannot be certain that we will accomplish any such actions.

Absent such waivers or modifications, if we do not comply with these covenants and fail to cure our non-compliance following applicable notice and expiration of applicable cure periods, we may be in default of one or more of our credit facilities.  As a result, some or all of our indebtedness could be declared immediately due and payable, we may not be able to borrow further under our credit facilities, and we may have to seek alternative sources of financing on terms that may not be favorable to us. If we are unable to service or refinance our current or future indebtedness, we may have to take actions such as reducing or delaying acquisitions or capital expenditures, selling assets, seeking additional debt or equity capital, or pursuing other restructuring options.  As a result, we may experience a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, under the collateral maintenance covenants of our $253 Million Term Loan Facility, our $100 Million Term Loan Facility, the 2010 Baltic Trading Credit Facility, the Baltic Trading $22 Million Term Loan Facility, the Baltic Trading $44 Million Term Loan Facility, the 2014 Baltic Trading Term Loan Facilities and the Baltic Trading $148 Million Credit Facility, the aggregate valuations of our vessels pledged under each facility must at least be a certain percentage of loans outstanding (or, in the case of the 2010 Baltic Trading Credit Facility, the total amount we may borrow), which percentages currently are 135%, 130%, 140%, 130%, 125%, 135% and 140%, respectively.  If this test is not met, we may be required to take certain remedial actions.  See “Critical Accounting Policies — Vessels and Depreciation” below for further details of our vessel valuations.

Following the procurement of vessel valuations in February 2015, we did not meet the 130% collateral maintenance test under the $100 Million Term Loan Facility. The actual percentage measured by us was 122.4%, representing an approximate shortfall of approximately $5.2 million.  Under the terms of the credit facility, we must remedy such shortfall within 30 days from the time it is notified by the security agent.  We have not been notified by the security agent to take any remedial actions.  We have been in communication with the facility’s security agent and plan to add one of our unencumbered Handysize vessels as additional collateral to cover the shortfall and satisfy the collateral maintenance test.  The next date that valuations under this credit facility will be required is on or around August 17, 2015.

At December 31, 2014, we did not meet the 135% collateral maintenance test under the $253 Million Term Loan Facility.  The actual percentage measured by us was 130.7% at December 31, 2014 and 134.8% on January 9, 2015 following the Company’s scheduled amortization payment of $5,075,000.  Under the terms of the credit facility, we must remedy such shortfall within 30 days from the time it is notified by the security agent.  We have not been notified by the security agent to take any action to remedy this slight shortfall.  We have been in communication with the facility’s agent, and we prepaid $0.2 million of the outstanding indebtedness on March 2, 2015, which will reduce the next scheduled amortization payment of $5.1 million which is due in early April 2015. The next date that vessel valuations under this credit facility will be required is on or around June 30, 2015.

Our current liquidity needs arise primarily from drydocking for our vessels, and working capital requirements as may be needed to support our business and payments required under our indebtedness.  Our primary sources of liquidity are cash flow from operations and cash on hand, including the proceeds of the $100 million rights offering that was consummated in connection with the Chapter 11 Cases. Subject to the resolution of the foregoing issues related to our credit facilities, we believe that internally generated cash flow and cash on hand  will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months.  We expect that our liquidity needs will continue to arise primarily from capital expenditures for our vessels, working capital requirements as may be needed to support our business and payments required under our indebtedness. Our current and future liquidity will greatly depend upon our operating results. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, the economic or business environment in which we operate, weakness in shipping industry conditions, the financial condition of our customers, vendors and service providers, our ability to comply with the financial and other covenants of our post-restructuring indebtedness, and other factors. Additionally, the Chapter 11 Cases, including the fact that we have been subject to bankruptcy proceedings, and related matters could negatively impact our financial condition.

Historically, we have used funds to pay dividends and to repurchase our common stock from time to time. We have not declared or paid any dividends since the third quarter of 2008 and currently do not plan to resume the payment of dividends.  Moreover, pursuant to restrictions under our credit facilities, we are currently prohibited from paying dividends.  Future dividends, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, results of operations, required capital expenditures or reserves, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant.

On May 28, 2013, Baltic Trading closed on an equity offering of 6,419,217 shares of Baltic Trading common stock at an offering price of $3.60 per share. Baltic Trading received net proceeds of $21.6 million after deducting underwriters’ fees and expenses. On September 25, 2013, Baltic Trading closed on an equity offering of 13,800,000 shares of Baltic Trading common stock at an offering price of $4.60 per share. Baltic Trading received net proceeds of $59.5 million after deducting underwriters’ fees and expenses. On November 18, 2013, we closed an equity offering of 12,650,000 shares of common stock at an offering price of $4.60 per share.  We received net proceeds of $55.1 million after deducting underwriters’ fees and expenses.  Our wholly-owned subsidiary Genco Investments LLC was issued 128,383, 276,000 and 253,000 shares of Baltic Trading’s Class B Stock on May 28, 2013, September 25, 2013 and November 18, 2013, respectively, which represented 2% of the number of common shares issued pursuant to the Subscription Agreement between Genco Investments LLC and Baltic Trading. Currently, Genco Investments LLC owns 6,356,471 shares of Baltic Trading’s Class B Stock, which represents an 10.85% ownership interest in Baltic Trading and 64.60% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.

On April 16, 2010, Baltic Trading entered into the 2010 Baltic Trading Credit Facility with Nordea Bank Finland plc, acting through its New York branch. The 2010 Baltic Trading Credit Facility was subsequently amended effective November 30, 2010 which increased the borrowing capacity from $100 million to $150 million. The amended 2010 Baltic Trading Credit Facility matures on November 30, 2016. There was an additional amendment entered into effective August 29, 2013 which reduced the borrowing capacity to $110 million and allowed Baltic Trading to incur additional indebtedness under new credit facilities. Refer to Note 10 — Debt of our consolidated financial statements for a description of this amendment. To remain in compliance with a net worth covenant in the 2010 Baltic Trading Credit Facility, Baltic Trading would need to maintain a net worth of $300.9 million after the payment of any dividends.

On July 2, 2013, Baltic Trading entered into agreements to purchase two Handysize drybulk vessels from subsidiaries of Clipper Group for an aggregate purchase price of $41.0 million. The Baltic Hare, a 2009-built Handysize vessel, was delivered on September 5, 2013 and the Baltic Fox, a 2010-built Handysize vessel, was delivered on September 6, 2013. Baltic Trading funded a portion of the purchase price of the vessels using proceeds from its registered follow-on common stock offering completed on May 28, 2013.  For the remainder of the purchase price, Baltic Trading drew down $22.0 million on the Baltic Trading $22 Million Term Loan Facility on September 4, 2013. The Baltic Trading $22 Million Term Loan Facility is to be repaid in 23 quarterly repayment installments of approximately $0.4 million each, the first of which is payable three months after the last drawdown date, or December 4, 2013, and a balloon payment of approximately $13.4 million payable on September 4, 2019. Interest on borrowings is payable at the three-month LIBOR rate plus a margin of 3.35%. Refer to Note 10 — Debt in our consolidated financial statements for further information regarding this credit facility.

On October 31, 2013, Baltic Trading entered into agreements to purchase two Capesize drybulk vessels from affiliates of SK Shipping Co. Ltd. for an aggregate purchase price of $103.0 million.  The Baltic Lion, a 2012-built Capesize vessel, was delivered on December 27, 2013 and the Baltic Tiger, a 2011-built Capesize vessel, was delivered on November 26, 2013.  Baltic Trading funded a portion of the purchase price of the vessels using proceeds from its registered follow-on common stock offering completed on September 25, 2013.  For the remainder of the purchase price, Baltic Trading drew down $44.0 million on the Baltic Trading $44 Million Term Loan Facility on December 23, 2013.  The Baltic Trading $44 Million Term Loan Facility is to be repaid in 23 quarterly repayment installments of approximately $0.7 million each, the first of which is payable three months after the last drawdown date, or March 24, 2014, and a balloon payment of approximately $28.2 million payable on December 23, 2019.  Interest on borrowings is payable at the three-month LIBOR rate plus a margin of 3.35%.  Refer to Note 10 — Debt in our consolidated financial statements for further information regarding this credit facility.

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28.0 million per vessel, or up to $112.0 million in the aggregate. Baltic Trading agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same price, which Baltic Trading exercised on January 8, 2014. These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The first of these vessels, the Baltic Hornet, was delivered on October 29, 2014. The Baltic Wasp was delivered to Baltic Trading on January 2, 2015. The Baltic Scorpion and the Baltic Mantis are expected to be delivered to Baltic Trading during the second and third quarters of 2015, respectively. Baltic Trading intends to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the 2014 Baltic Trading Term Loan Facilities and the Baltic Trading $148 Million Credit Facility as described below and in Note 10 — Debt in our consolidated financial statement, to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels. If Baltic Trading is unable to obtain such debt or equity financing to fund the vessels, it may pursue alternatives, including refinancing its existing indebtedness or disposition of assets.

On October 8, 2014, Baltic Trading and its wholly-owned subsidiaries, Baltic Hornet Limited and Baltic Wasp Limited, each entered into a loan agreement and related documentation for a credit facility in a principal amount of up to $16.8 million with ABN AMRO Capital USA LLC and its affiliates (the “2014 Baltic Trading Term Loan Facilities”) to partially finance the newbuilding Ultramax vessel that each subsidiary is to acquire, namely the Baltic Hornet and Baltic Wasp, respectively. Amounts borrowed may not be reborrowed. The 2014 Baltic Trading Term Loan Facilities have a ten-year term and is to be repaid in 20 equal consecutive semi-annual installments of 1/24 of the facility amount a balloon payment of 1/6 of the facility amount to be paid at final maturity. Principal repayments will commence six months after the actual delivery date for the vessel and borrowing bear interest at three or six-month LIBOR rate plus an applicable margin of 2.50%. Refer to Note 10 — Debt in our consolidated financial statements for additional information regarding the 2014 Baltic Trading Term Loan Facilities. On October 24, 2014, Baltic Trading drew down $16.8 million for the purchase of the Baltic Hornet, which was delivered on October 29, 2014.  On December 30, 2014, Baltic Trading drew down $16.4 million for the purchase of the Baltic Wasp, which was delivered on January 2, 2015.

On December 31, 2014, Baltic Trading entered into a $148.0 million senior secured credit facility with Nordea Bank Finland plc, New York Branch (“Nordea”), as Administrative and Security Agent, Nordea and Skandinaviska Enskilda Banken AB (Publ) (“SEB”), as Mandated Lead Arrangers, Nordea, as Bookrunner, and the lenders (including Nordea and SEB) party thereto (the “Baltic Trading $148 Million Credit Facility”).  The Baltic Trading $148 Million Credit Facility is comprised of an $115.0 million revolving credit facility and $33.0 million term loan facility.  Borrowings under the revolving credit facility will be used to refinance Baltic Trading’s outstanding indebtedness under the 2010 Baltic Trading Credit Facility.  Amounts borrowed under the revolving credit facility of the Baltic Trading $148 Million Credit Facility may be re-borrowed.  Borrowings under the term loan facility of the Baltic Trading $148 Million Credit Facility may be incurred pursuant to two single term loans in an amount of $16.5 million each that will be used to finance, in part, the purchase of two newbuilding Ultramax vessels that Baltic Trading has agreed to acquire, namely the Baltic Scorpion and Baltic Mantis.  Amounts borrowed under the term loan facility of the Baltic Trading $148 Million Term Loan Facility may not be re-borrowed.

The Baltic Trading $148 Million Credit Facility has a maturity date of December 31, 2019.  Borrowings under this facility bear interest at LIBOR plus an applicable margin of 3.00% per annum.  A commitment fee of 1.2% per annum is payable on the unused daily portion of the Baltic Trading $148 Million Credit Facility, which began accruing on December 31, 2014.  The commitment under the revolving credit facility of the Baltic Trading $148 Million Term Loan Facility is subject to equal consecutive quarterly reductions of approximately $2.5 million each beginning June 30, 2015 through September 30, 2019.  Borrowings under the term loan facility of the Baltic Trading $148 Million Term Loan Facility are subject to equal consecutive quarterly installment repayments commencing three months after delivery of the relevant newbuilding Ultramax vessel, each in the amount of 1/60th of the aggregate outstanding term loan.  All remaining amounts outstanding under the Baltic Trading $148 Million Term Loan Facility must be repaid in full on the maturity date, December 31, 2019.  Refer to Note 10 — Debt in our consolidated financial statements for additional information regarding the Baltic Trading $148 Million Credit Facility.

Dividends

Under the terms of the $253 Million Term Loan Facility and the $100 Million Term Loan Facility as amended in connection with the Prepack Plan, we are prohibited from paying dividends or repurchasing our stock through March 31, 2015.   Moreover, we would make dividend payments to our shareholders only if our Board of Directors, acting in its sole discretion, determines that such payments would be in our best interest and in compliance with relevant legal and contractual requirements.  The principal business factors that our Board of Directors would consider when determining the timing and amount of dividend payments would be our earnings, financial condition and cash requirements at the time.  Marshall Islands law generally prohibits the declaration and payment of dividends other than from surplus.  Marshall Islands law also prohibits the declaration and payment of dividends while a company is insolvent or would be rendered insolvent by the payment of such a dividend.

Cash Flow

Net cash used in operating activities for the year ended December 31, 2014 and 2013 was $60.2 million and $3.1 million, respectively.  The increase in cash used in operating activities was primarily due to the net loss of $346.2 million for the year ended December 31, 2014, which represents the net of the net income of $571.2 million and the $917.4 million of non-cash reorganization items and fresh-start reporting adjustments, compared to a net loss of $157.0 million for the year ended December 31, 2013, which was primarily due to pre-petition and post-petition reorganization expenses incurred related to our Chapter 11 Cases during the twelve months ended December 31, 2014.  Depreciation and amortization decreased by $28.1 million as a result of the adoption of fresh-start reporting on the Effective Date which required us to revalue our vessels assets at market partially offset by the increase in the size of our fleet due to the delivery of four Baltic Trading vessels during the second half of 2013 and one Baltic Trading during the fourth quarter of 2014.  Additionally, there was a $10.9 million increase in deferred drydocking costs incurred during the year ended December 31, 2014 as a total of 26 vessels completed drydocking during the year ended December 31, 2014, including six of Baltic Trading’s vessels, as compared to only six vessels that completed drydocking during the year ended December 31, 2013. These increases in the net cash used in operations were partially offset by a $20.3 million increase in the amortization of nonvested stock compensation due to the amortization of the MIP Warrants and restricted shares issued after the Effective Date by the Successor Company.  Lastly, the increases in net cash used in operations were partially offset by goodwill impairment of $166.1 million that was recorded during the year ended December 31, 2014 and related to goodwill that was originally recorded upon the adoption of fresh-start reporting on the Effective Date.

Net cash used in investing activities for the year ended December 31, 2014 and 2013 was $74.6 million and $146.6 million, respectively.  Net cash used in investing activities for the year ended December 31, 2014 consisted primarily of $54.5 million of vessels asset purchases, including deposits.  This consisted primarily of deposits made by Baltic Trading for its four newbuilding vessels that it has agreed to acquire, one of which was delivered during the year ended December 31, 2014.  Additionally, there was a $19.5 million change in deposits of restricted cash during the year ended December 31, 2014 primarily due to the $19.6 million of restricted cash that was held in an escrow accounts as of December 31, 2014 for the purchase of the Baltic Wasp, which was delivered on January 2, 2015.  For the year ended December 31, 2013, cash used in investing activities consisted primarily of $145.4 million of vessel asset purchases, including deposits for the purchase of the Baltic Fox, Baltic Hare, Baltic Lion and Baltic Tiger which were delivered to Baltic Trading during the third and fourth quarter of 2013.

Net cash provided by financing activities was $95.5 million during the year ended December 31, 2014 as compared to $199.8 million during the year ended December 31, 2013.  Net cash provided by financing during the year ended December 31, 2014 was primarily a result of the $100.0 million received from the Rights Offering pursuant to the Plan.  Additionally, there was $33.2 million of proceeds from the 2014 Baltic Trading Term Loan Facilities.  These amounts were partially offset by the following; $15.2 million repayment of debt under the $253 Million Term Loan Facility, $7.7 million repayment of debt under the $100 Million Term Loan Facility; $6.8 million for payments of deferred financing costs, $2.8 million repayment of debt under the Baltic Trading $44 Million Term Loan Facility; $1.5 million repayment of debt under the Baltic Trading $22 Million Term Loan Facility as well as $0.1 million for payment of common stock issuance costs by Baltic Trading.  Additionally, there was a $0.5 million settlement payment made to non-accredited 2010 Note holders.  Net cash provided by financing activities during the year ended December 31, 2013 was primarily a result of $136.3 million of net proceeds from common stock issued by Baltic Trading, $44.0 million of proceeds from the Baltic Trading $44 Million Term Loan Facility, $22.0 million of proceeds from the Baltic Trading $22 Million Term Loan Facility, as well as $1.0 million of proceeds from the 2010 Baltic Trading Credit Facility.  These amounts were partially offset by $1.5 million for payments of deferred financing costs and $0.4 million repayment of debt under the Baltic Trading $22 Million Term Loan Facility.

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

Credit Facilities

Refer to Note 10 —Debt of our consolidated financial statements for a summary of our outstanding credit facilities, including the underlying financial and non-financial covenants.  On August 1, 2012, we entered into the August 2012 Agreements, which amended or waived certain provisions of the agreements for the 2007 Credit Facility, the $100 Million Term Loan Facility and the $253 Million Term Loan Facility.  On August 29, 2013, Baltic Trading entered into an amendment to the 2010 Baltic Trading Credit Facility.  Additionally, on August 30, 2013, wholly-owned subsidiaries of Baltic Trading entered into the Baltic Trading $22 Million Term Loan Facility to fund a portion of the purchase of the Baltic Fox and Baltic Hare and on December 3, 2013, wholly-owned subsidiaries of Baltic Trading entered into the Baltic Trading $44 Million Term Loan Facility to fund or refund a portion of the purchase of the Baltic Tiger and Baltic Lion.  On October 8, 2014, wholly-owned subsidiaries of Baltic Trading entered into the 2014 Baltic Trading Term Loan Facilities to fund a portion of the purchase of the Baltic Hornet and Baltic Wasp.  Lastly, on December 31, 2014, Baltic Trading entered into the Baltic Trading $148 Million Credit Facility which is comprised of a $115.0 million revolving credit facility and $33.0 million term loan facility to fund or refund a portion of the purchase of the Baltic Scorpion and Baltic Mantis.  Borrowings under the Baltic Trading $148 Million Credit Facility will be used to refinance Baltic Trading’s indebtedness under the 2010 Baltic Trading Credit Facility.  Refer to Note 10 — Debt in our consolidated financial statements for further information regarding the terms and fees associated with these agreements.

On July 2, 2014, the Bankruptcy Court entered the Confirmation Order, confirming the Plan. On July 9, 2014 (the “Effective Date”), we completed our financial restructuring and emerged from Chapter 11 through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.

Key components of the Plan regarding the credit facilities and the 2010 Notes included:

•                  The conversion of 100% of the Claims under the 2007 Credit Facility into 81.1% of the New Genco Common Stock (subject to dilution by the warrants issued under the Plan). On the Effective Date, the 2007 Credit Facility was terminated, and the liens and mortgages thereunder were released. Refer to Note 10 — Debt in our consolidated balance sheet for further information.

•                  The conversion of 100% of the Claims under the 2010 Notes into 8.4% of the New Genco Common Stock (subject to dilution by the warrants issued under the Plan). On the Effective Date, the 2010 Notes and the Indenture were fully satisfied and discharged. Refer to Note 11 — Convertible Senior Notes in our consolidated financial statements for further information.

•                  The amendment and restatement of the $253 Million Term Loan Facility and the $100 Million Term Loan Facility as of the Effective Date, with extended maturities, a financial covenant holiday and certain other amendments, as discussed further in Note 10 — Debt in our consolidated financial statements.

As of December 31, 2014, we believe we were in compliance with all of the financial covenants under the $253 Million Term Loan Facility; the $100 Million Term Loan Facility; the 2010 Baltic Trading Credit Facility, as amended; the Baltic Trading $22 Million Term Loan Facility; the Baltic Trading $44 Million Term Loan Facility and the 2014 Baltic Trading Term Loan Facilities.

Convertible Notes Payable

Refer to Note 11 — Convertible Senior Notes of our consolidated financial statements for a summary of the convertible notes payable.  On the Effective Date when the Company emerged from Chapter 11, the 2010 Notes and the Indenture were fully satisfied and discharged.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At December 31, 2013, we had four interest rate swap agreements with DNB Bank ASA to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps was $306.2 million and the swaps had specified rates and durations.  Notwithstanding the forbearances under the Relief Agreements, the fact that we did not make the scheduled amortization payment under our 2007 Credit Facility on March 31, 2014 constituted an event of default under our currently outstanding interest rate swap.

As of March 31, 2014, we were in default under covenants of our 2007 Credit Facility due to the default on the scheduled debt amortization payment due on March 31, 2014. The default under the 2007 Credit Facility required us to elect interest periods of only one month; therefore, we no longer qualified for hedge accounting under the original designation and hedge accounting was terminated effective March 31, 2014. Additionally, the filing of the Chapter 11 Cases on the Petition Date constituted an event of default with respect to the outstanding interest rate swap with DNB Bank ASA. As a result, DNB Bank ASA terminated all transactions under the remaining swap agreement effective April 30, 2014 and filed a secured claim with the Bankruptcy Court of $5.6 million. The interest rate swap was settled on the Effective Date upon our emergence from bankruptcy. This liability was paid by the Successor Company during the period from July 9 to December 31, 2014.

Refer to the table in Note 12 — Interest Rate Swap Agreements of our consolidated financial statements for further information.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of December 31, 2014 and 2013.

Interest Rates

The effective interest rate associated with the interest expense for our various debt facilities (2007 Credit Facility (until its termination on the Effective Date), $100 Million Term Loan Facility, $253 Million Term Loan Facility, 2010 Baltic Trading Credit Facility, Baltic Trading $22 Million Term Loan Facility, $44 Million Term Loan Facility and the 2014 Baltic Trading Term Loan Facilities), including the rate differential between the pay fixed receive variable rate on the interest rate swap agreements that were in effect, combined, and the cost associated with unused commitment fees was 4.19% and 4.70% during 2014 and 2013, respectively.  The interest rate on the debt, excluding impact of swaps and the unused commitment fees, ranged from 2.73% to 5.15% and from 3.16% to 4.38% for 2014 and 2013, respectively.  The effective interest rate associated with the liability component of the 2010 Notes was 10.0% during 2013.  We ceased recording interest expense related to the 2010 Notes on April 21, 2014, the date we filed the Chapter 11 Cases, which constituted an event of default with respect to the 2010 Notes.  The effective interest rate assocated with the liability component of the 2010 Notes was 10.0% from the period from January 1 to April 21, 2014, refer to Note 11 — Convertible Senior Notes in our consolidated financial statements for further information.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of December 31, 2014.  The table incorporates the employment agreement entered into in September 2007 with our Chief Financial Officer, John Wobensmith.  The table reflects Baltic Trading’s agreements to acquire the remaining two newbuilding Ultramax drybulk vessels from Yangfan Group Co., Ltd. for an aggregate purchase price of $56.0 million.  Baltic Trading plans to finance these vessel acquisitions with a combination of cash on hand, future cash flow from operations, as well as debt or equity financing, including the 2014 Baltic Trading Term Loan Facilities and the Baltic Trading $148 Million Credit Facility, as discussed above under “Liquidity and Capital Resources.”  The interest and borrowing fees and credit agreement payments below reflect the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, the Baltic Trading $22 Million Term Loan Facility, the Baltic Trading $44 Million Term Loan Facility and the 2014 Baltic Trading Term Loan Facilities, as well as other fees associated with these facilities.  Additionally, the interest and borrowing fees incorporate the unused fees, interest expense and the arrangement fee and structuring fee related to the Baltic Trading $148 Million Credit Facility, which was entered into effective December 31, 2014 and was utilized to refinance the 2010 Baltic Trading Credit Facility.  The arrangement fee and structuring fee for the Baltic Trading $148 Million Credit Facility were $1.6 million and $0.4 million, respectively. Refer to Note 10 — Debt in our consolidated financial statements for further information regarding the terms of the aforementioned credit facilities.  The following table also incorporates the future lease payments associated with the lease for our current space and excludes the lease from our former space as we have filed a motion to reject the lease for our former space in the bankruptcy proceedings which was accepted on the Effective Date upon our emergence from Chapter 11.  Refer to Note 22 — Commitments and Contingencies in our consolidated financial statements for further information regarding the terms of our two lease agreements.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Credit Agreements(1)	$432,385	$34,324	$86,425	$291,617	$20,019
Interest and borrowing fees	62,432	17,044	25,790	17,811	1,787
Remainder of purchase price of vessels (2)	42,000	42,000	—	—	—
Executive employment agreement	373	373	—	—	—
Office leases	19,695	1,037	2,152	3,146	13,360
Totals	$556,885	$94,778	$114,367	$312,574	$35,166

(1)                     On December 30, 2014, $16.4 million was drawn down from the 2014 Baltic Trading Term Loan Facilities in order to fund the purchase of the Baltic Wasp, which was delivered to Baltic Trading on January 2, 2015.  As such, it is included in the total contractual obligations for credit agreement payments as of December 31, 2014.  These amounts do not include the $10.5 million that was drawn down by Baltic Trading on the Baltic Trading $148 Million Credit Facility on February 27, 2015.

(2)                     The timing of this obligation is based on the estimated delivery dates for the Baltic Scorpion and Baltic Mantis.  Upon the delivery of the Baltic Wasp to Baltic Trading on January 2, 2015, the remaining purchase price of $19.6 million was paid to Yangfan Group Co., Ltd.  As of December 31, 2014, the $19.6 million remaining purchase price for the Baltic Wasp was included in Restricted Cash in the consolidated balance sheets as the payment was being held in an escrow account until the vessel was delivered on January 2, 2015.  As such, this payment is excluded in the table above.

Interest expense has been estimated using 0.26% plus the applicable margin of 3.50% for the $100 Million Term Loan Facility and the $253 Million Term Loan Facility and 2.50% for the 2014 Baltic Trading Term Loan Facilities.  For the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility, interest expense has been estimated using 0.26% plus the applicable margin of 3.35%.  Interest expense has been estimated using 0.17% plus the applicable margin for the amended 2010 Baltic Trading Credit Facility of 3.00% until January 7, 2015 when the 2010 Baltic Trading Credit Facility was paid down with proceeds from the Baltic Trading $148 Million Credit Facility.  Beginning January 7, 2015, interest expense has been estimated using 0.26% plus the applicable margin for the Baltic Trading $148 Million Credit Facility of 3.00%.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Excluding Baltic Trading’s vessels, our fleet currently consists of nine Capesize drybulk carriers, eight Panamax drybulk carriers, 17 Supramax drybulk carriers, six Handymax drybulk carriers and 13 Handysize drybulk carriers.  Baltic Trading’s fleet currently consists of four Capesize drybulk carriers, two Ultramax drybulk carriers, four Supramax drybulk carriers and five Handysize drybulk carriers.  After the expected delivery of the remaining two Ultramax vessels that Baltic Trading has agreed to acquire, Baltic Trading’s fleet will consists of four Capesize drybulk carriers, four Ultramax drybulk carriers, four Supramax drybulk carriers and five Handysize drybulk carriers.  Baltic Trading intends to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the 2014 Baltic Trading Term Loan Facilities and the Baltic Trading $148 Million Credit Facility, to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

As previously announced, we have initiated a fuel efficiency upgrade program for certain of our vessels. We believe this program will generate considerable fuel savings going forward and increase the future earnings potential for these vessels. The cost of the upgrades, which will be performed under the planned drydocking schedule, is expected to be approximately $0.3 million for a Supramax vessel and $0.5 million for a Capesize vessel and is included in GS&T and Baltic Trading’s estimated drydocking costs below.  Additionally, during 2015, we expect these upgrades to be installed on four of GS&T’s Supramax vessels and two of Baltic Trading’s Capesize vessels. During 2016, we also expect these upgrades to be installed on one of GS&T’s Supramax vessels.  The upgrades have been successfully installed on four of our vessels, the Genco Aquitaine, Genco Ardennes, Genco Auvergne and Genco Titus, which completed their planned drydockings during the third and fourth quarter of 2014. Additionally, the upgrades have been successfully installed on five of Baltic Trading’s vessels, the Baltic Cougar, the Baltic Panther, the Baltic Leopard, the Baltic Jaguar and the Baltic Wind, which completed their planned drydockings during the first half of 2014.

Under U.S. Federal law and 33 CFR, Part 151, Subpart D, U.S. approved ballast water treatment systems will be required to be installed in all vessels at the first out of water drydocking after January 1, 2016 if these vessels are to discharge ballast water inside 12  nautical miles of the coast of the United States. Currently, we do not believe there are any ballast water treatment systems that are approved by U.S. authorities; however, an alternative management system (“AMS”) may be installed in lieu. For example, in February 2015, the USCG added Bawat to the list of ballast water treatment systems that received AMS acceptance.  An AMS is valid for five years from the date of required compliance with ballast water discharge standards, by which time it must be replaced by an approved system unless the AMS itself achieves approval. The cost of these systems will vary based on the size the vessel, and the Company estimates the cost of the systems to be $1.0 million for Capesize, $0.8 million for Panamax, $0.8 million for Supramax, $0.7 million for Handymax and $0.7 million for Handysize vessels. Any newbuilding vessels that we acquire will have an AMS installed when the vessel is being built. The costs of ballast water treatment systems will be capitalized and depreciated over the remainder of the life of the vessel, assuming the system the Company installs becomes approved.  These amounts would be in addition to the amounts  budgeted for drydocking below.

Genco Shipping & Trading Limited

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings for our fleet.  We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, and scheduled off-hire days for our fleet, excluding Baltic Trading’s vessels, through 2016 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2015	$12.5	340
2016	$10.8	330

The costs reflected are estimates based on drydocking our vessels in China.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.  These costs do not include drydock expense items that are reflected in vessel operating expenses, including the write-off of any steel that is replaced during drydocking.  Additionally, these costs do not include the cost of ballast water treatment systems as noted above.

We estimate that each drydock will result in approximately 20 days of off-hire.  Actual length will vary based on the condition of the vessel, yard schedules and other factors.  Higher repairs and maintenance expenses during drydocking for vessels which are over 15 years old typically result in a higher number of off-hire days depending on the condition of the vessel.

During 2014 and 2013, we incurred a total of $12.2 million and $4.7 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

Twenty of our vessels completed their drydockings during 2014, including the Genco Acheron and Genco Loire, which entered the drydocking yard during the fourth quarter of 2013.  We estimate that 14 of our vessels will be drydocked during 2015 and 12 of our vessels will be drydocked during 2016.

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

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2015	$4.6	100
2016	$1.7	40

The costs reflected are estimates based on drydocking our vessels in China.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.  These costs do not include drydock expense items that are reflected in vessel operating expenses, including the write-off of any steel that is replaced during drydocking.  Additionally, these costs do not include the cost of ballast water treatment systems as noted above.

We estimate that each drydock will result in approximately 20 days of off-hire.  Actual length will vary based on the condition of the vessel, yard schedules and other factors.

During 2014 and 2013, Baltic Trading incurred a total of $3.4 million and $0.1 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

Six of Baltic Trading’s vessels were drydocked during the year ended December 31, 2014.  We estimate that five of Baltic Trading’s vessels will be drydocked during 2015 and two vessels will be drydocked during 2016.

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

Upon our emergence from bankruptcy on the Effective Date, we adopted fresh-start reporting and valued any existing fixed rate time charters to their fair values.  On the Effective Date, we recorded an asset for time charters acquired for the Genco Bourgogne, Genco Muse and Genco Spirit in the amount of $0.5 million based on the present value of the difference between the contractual amounts to be paid and our estimated of the fair market charter rate.  In order to calculate the present value, we utilized a discount rate of 10%.  If we utilized a discount rate of 7% or 13% as compared to 10%, it would have resulted in an immaterial increase and decrease, respectively, in the asset balance.

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

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value.  Effective July 9, 2014, the Effective Date, we increased the estimated scrap value of the vessels from $245/lwt to $310/lwt prospectively based on the 15-year average scrap value of steel.  This increase in the residual value of the vessels will decrease the annual depreciation charge over the remaining useful life of the vessels.  During the period from July 9, 2014 to December 31, 2014, the increase in the estimated scrap value resulted in a decrease in depreciation expense of approximately $1.5 million for the Successor Company.  Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

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

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $100 Million Term Loan Facility, as amended; the $253 Million Term Loan Facility, as amended; the 2010 Baltic Trading Credit Facility; the Baltic Trading $22 Million Term Loan Facility; the Baltic Trading $44 Million Term Loan Facility; and the 2014 Baltic Trading Term Loan Facilities at December 31, 2014.  We obtained valuations for all of the vessels in our fleet, including Baltic Trading, as of December 31, 2014 pursuant to the terms of the credit facilities, with the exception of the $100 Million Term Loan Facility which we utilized the August 18, 2014 valuations pursuant to the terms of the credit facility.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at December 31, 2014 and 2013.

At December 31, 2014, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date, with the exception of the Genco Avra, Genco Mare and Genco Spirit, were lower than their carrying values at December 31, 2014.  At December 31, 2013, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date, with the exception of the Baltic Fox, Baltic Hare and Baltic Lion, were lower than their carrying values at December 31, 2013.  For the Genco Bay, Genco Ocean, Genco Avra, Genco Mare and Genco Spirit, the last compliance testing date prior to December 31, 2014 and 2013 was August 18, 2014 and August 17, 2013, respectively, in accordance with the terms of the $100 Million Term Loan Facility; for all other vessels, the compliance testing date was December 31, 2014 and 2013, respectively, in accordance with the terms of the applicable credit facility.

The amount by which the carrying value at December 31, 2014 of all of the vessels in our fleet, with the exception of the Genco Avra, Genco Mare and Genco Spirit, exceeded the valuation of such vessels for covenant compliance purposes ranges, on an individual vessel basis, from $0.1 million to $8.2 million per vessels, and $246.6 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2013 of all of the vessels in our fleet, with the exception of the Baltic Fox, Baltic Hare and Baltic Lion, exceed the valuation of such vessels for covenant compliance purposes ranged, on an individual basis, from $0.3 million to $64.3 million per vessel, and $1,171.3 million on an aggregate fleet basis.  The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $3.9 million as of December 31, 2014 and $18.6 million as of December 31, 2013. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels.

		Year	Carrying Value (U.S. dollars in thousands) as of December 31,
Vessels	Year Built	Acquired	2014	2013
Unencumbered
Genco Reliance	1999	2004	$9,379	$14,135
Genco Vigour	1999	2004	12,064	19,393
Genco Explorer	1999	2004	9,367	13,981
Genco Carrier	1998	2004	11,209	14,087
Genco Sugar	1998	2004	8,502	13,016
Genco Pioneer	1999	2005	9,352	13,849
Genco Progress	1999	2005	9,364	14,035
Genco Wisdom	1997	2005	10,354	13,238
Genco Success	1997	2005	10,338	13,139
Genco Beauty	1999	2005	12,061	19,514
Genco Knight	1999	2005	12,043	19,205
Genco Leader	1999	2005	12,039	19,183
Genco Marine	1996	2005	9,346	12,382
Genco Prosperity	1997	2005	10,356	13,318
Genco Muse	2001	2005	14,617	19,371
Genco Acheron	1999	2006	12,028	18,981
Genco Surprise	1998	2006	11,058	17,974
Genco Augustus	2007	2007	41,761	98,002
Genco Tiberius	2007	2007	41,763	98,193
Genco London	2007	2007	40,242	99,694
Genco Titus	2007	2007	40,603	100,199
Genco Challenger	2003	2007	12,851	30,169
Genco Charger	2005	2007	14,726	33,537

Genco Warrior	2005	2007	20,348	48,971
Genco Predator	2005	2007	20,349	50,309
Genco Hunter	2007	2007	22,710	54,614
Genco Champion	2006	2008	15,710	35,080
Genco Constantine	2008	2008	44,133	105,126
Genco Raptor	2007	2008	19,802	71,552
Genco Cavalier	2007	2008	18,694	58,506
Genco Thunder	2007	2008	19,810	71,782
Genco Hadrian	2008	2008	43,587	103,504
Genco Commodus	2009	2009	46,057	105,973
Genco Maximus	2009	2009	46,065	105,990
Genco Claudius	2010	2009	48,275	107,688
TOTAL			$740,963	$1,647,690

$ 100 Million Term Loan Facility
Genco Bay	2010	2010	20,822	30,024
Genco Ocean	2010	2010	20,829	30,100
Genco Avra	2011	2011	21,945	31,194
Genco Mare	2011	2011	21,948	31,107
Genco Spirit	2011	2011	21,954	31,732
TOTAL			$107,498	$154,157

$ 253 Million Term Loan Facility
Genco Aquitaine	2009	2010	20,963	31,601
Genco Ardennes	2009	2010	20,967	31,752
Genco Auvergne	2009	2010	21,157	31,745
Genco Bourgogne	2010	2010	22,110	31,734
Genco Brittany	2010	2010	21,966	31,799
Genco Languedoc	2010	2010	21,967	31,966
Genco Loire	2009	2010	20,321	28,870
Genco Lorraine	2009	2010	20,320	28,565
Genco Normandy	2007	2010	18,702	26,311
Genco Picardy	2005	2010	20,321	25,705
Genco Provence	2004	2010	19,211	25,299
Genco Pyrenees	2010	2010	21,971	31,742
Genco Rhone	2011	2011	23,054	33,347
TOTAL			$273,030	$390,436

2010 Baltic Trading Credit Facility
Baltic Leopard	2009	2009	20,325	30,312
Baltic Panther	2009	2010	20,327	30,389
Baltic Cougar	2009	2010	20,329	30,540
Baltic Jaguar	2009	2010	20,330	30,459
Baltic Bear	2010	2010	47,251	63,754
Baltic Wolf	2010	2010	47,210	63,561
Baltic Wind	2009	2010	19,831	29,081
Baltic Cove	2010	2010	20,824	29,437
Baltic Breeze	2010	2010	20,833	30,002
TOTAL			$237,260	$337,535

Baltic Trading $22 Million Term Loan Facility
Baltic Fox	2010	2013	20,444	21,017
Baltic Hare	2009	2013	19,331	19,955
TOTAL			$39,775	$40,972

Baltic Trading $44 Million Term Loan Facility
Baltic Lion	2009	2013	53,659	52,589
Baltic Tiger	2010	2013	51,541	50,416
			$105,200	$103,005

2014 Baltic Trading Term Loan Facilities
Baltic Hornet	2014	2014	29,117	—
			$29,117	$—

Consolidated Total			$1,532,843	$2,673,795

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, we would record a loss in the amount of the difference.

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

Impairment of long-lived assets

We follow the FASB Accounting Standards Codification (“ASC”) subtopic 360-10, “Property, Plant and Equipment” (“ASC 360-10”) which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  If indicators of impairment are present, we perform an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets.

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

We determined that as of December 31, 2014, the future income streams expected to be earned by such vessels over their remaining operating lives on an undiscounted basis would be sufficient to recover their carrying values.  Our estimated future undiscounted cash flows exceeded each of our vessels’ carrying values by a considerable margin (approximately 143% - 551% of carrying value).  Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 16.4 years in which to recover sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2014.  Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

In developing estimates of future undiscounted cash flows, we make assumptions and estimates about the vessels’ future performance, with the significant assumptions being related to charter rates, fleet utilization, vessels’ operating expenses, vessels’ capital expenditures and drydocking requirements, vessels’ residual value and the estimated remaining useful life of each vessel. The assumptions used to develop estimates of future undiscounted cash flows are based on historical trends.  Specifically, we utilize the rates currently in effect for the duration of their current time charters, without assuming additional profit sharing.  For periods of time where our vessels are not fixed on time charters, we utilize an estimated daily time charter equivalent for our vessels’ unfixed days based on the most recent ten year historical one year time charter average.  Actual equivalent drybulk shipping rates are currently lower than the estimated rate.  We believe current rates have been driven by short-term disruptions or seasonal issues as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Voyage Revenues.”

Of the inputs that the Company uses for its impairment analysis, future time charter rates are the most significant and most volatile.  Based on the sensitivity analysis performed by the Company, the Company would record impairment on its vessels for time charter declines from their most recent ten-year historical one-year time charter averages as follows:

	Percentage Decline from Ten-Year Historical One-Year Time Charter Average at Which Point Impairment Would be Recorded
Vessel Class	As of December 31, 2014	As of December 31, 2013
Capesize	(62.0)%	(50.6)%
Panamax	(55.6)%	(30.1)%
Ultramax	(53.5)%	—
Supramax	(48.3)%	(29.6)%
Handymax	(39.1)%	(44.1)%
Handysize	(29.6)%	(18.0)%

Our time charter equivalent (TCE) rates for our fiscal years ended December 31, 2014 and 2013, respectively, were above or (below) the ten year historical one-year time charter average as of such dates as follows:

	TCE Rates as Compared with Ten- Year Historical One-Year Time Charter Average (as percentage above/(below))
Vessel Class	As of December 31, 2014	As of December 31, 2013
Capesize	(69.2)%	(69.0)%
Panamax	(69.0)%	(65.9)%
Ultramax	(55.6)%	—
Supramax	(61.0)%	(60.1)%
Handymax	(58.2)%	(59.7)%
Handysize	(47.3)%	(46.2)%

The projected net operating cash flows are determined by considering the future charter revenues from existing time charters for the fixed fleet days and an estimated daily time charter equivalent for the unfixed days over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and capital expenditures adjusted annually for inflation, assuming fleet utilization of 98%. The salvage value used in the impairment test is estimated to be $310 per light weight ton, consistent with our vessels’ depreciation policy discussed above.

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

Investments are reviewed quarterly to identify possible other-than-temporary impairment in accordance with ASC Subtopic 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”). When evaluating the investments, we review factors such as the length of time and extent to which fair value has been below the cost basis, the financial condition of the issuer, the underlying net asset value of the issuer’s assets and liabilities, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Should the decline in the value of any investment be deemed to be other-than-

temporary, the investment basis would be written down to fair market value, and the write-down would be recorded to earnings as a loss. Investments that are not expected to be sold within the next year are classified as noncurrent.

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

Fair value of financial instruments

The estimated fair values of our financial instruments such as amounts due to / due from charterers, accounts payable and long-term debt, approximate their individual carrying amounts as of December 31, 2014 and December 31, 2013 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities.

The fair value of the interest rate swap for the Predecessor Company was the estimated amount we would receive to terminate these agreements at the reporting date, taking into account current interest rates and the creditworthiness of the counterparty for assets and creditworthiness of us for liabilities. See Note 14 - Fair Value of Financial Instruments in our consolidated financial statements for additional disclosure on the fair values of long term debt, derivative instruments, 2010 Notes and available-for-sale securities.

For the interest rate swaps that are not designated as an effective hedge, the change in the value and the rate differential to be paid or received is recognized as other expense and is listed as a component of other (expense) income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. We held four interest rate swap agreements with DnB Bank ASA at December 31, 2013 to manage future interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps was $306.2 million and the swaps had specified rates and durations. Refer to the table in Note 12 — Interest Rate Swap Agreements of our consolidated financial statements which summarizes the interest rate swaps in place as of December 31, 2013

As of March 31, 2014, we were in default under covenants of our 2007 Credit Facility due to the default on the scheduled debt amortization payment due on March 31, 2014. The default under the 2007 Credit Facility required us to elect interest periods of only one-month, therefore we no longer qualified for hedge accounting under the original designation and hedge accounting was terminated effective March 31, 2014. Additionally, the filing of the Chapter 11 Cases on the Petition Date constituted an event of default with respect to the outstanding interest rate swap with DNB Bank ASA. As a result, DNB Bank ASA terminated all transactions under the remaining swap agreement effective April 30, 2014 and issued a secured claim with the Bankruptcy Court of $5.6 million. The interest rate swap was settled on the Effective Date upon our emergence from bankruptcy. This liability was paid by the Successor Company during the period from July 9 to December 31, 2014. Refer to Note 12 — Interest Rate Swap Agreements for additional information.

The swap agreements outstanding as of December 31, 2013 synthetically converted variable rate debt to fixed rate debt at the fixed interest rate of swap plus the applicable margin of 3.00%.

The total liability associated with the swaps at December 31, 2013 was $7.0 million and is presented as the Fair value of derivative instruments on the consolidated balance sheet. As of December 31, 2013, we had accumulated other comprehensive income (loss) (“AOCI”) of ($7.0) million.  The interest rate swap that was terminated April 30, 2014 as mentioned above was not hedged as cash flow hedge accounting was discontinued beginning on March 31, 2013 as a result of the default under the 2007 Credit Facility (see above).  Once cash flow hedge accounting was discontinued, the changes in the fair value of the interest rate swaps were recorded in the consolidated statement of operations in Interest expense and the remaining amounts included in AOCI are amortized to interest expense over the original term of the hedging relationship.  Hedge ineffectiveness associated with the interest rate swaps resulted in a minimal amount of other income (expense) during the year ended December 31, 2013 and there was no hedge ineffectiveness during the year ended December 31, 2014.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  For the 2007 Credit Facility, which was terminated on the Effective Date pursuant to the Plan, we were subject to a facility fee of 2.00% per annum on the average daily outstanding principal amount of the outstanding loan under the 2007 Credit

Facility pursuant to the amendment entered into with our lenders under this facility which was reduced to 1.00% on February 28, 2012 when we consummated an equity offering resulting in gross proceeds of $53.3 million. Additionally, effective August 1, 2012, the applicable margin over LIBOR for the 2007 Credit Facility increased from 2.00% to 3.00% pursuant to the August 2012 Agreements. Refer to Note 10 —Debt in our consolidated financial statements for further information regarding these amendments. Additionally, during the period from January 1 to July 9, 2014, the Effective Date, we paid LIBOR plus 3.00% on the outstanding debt under the $100 Million Term Loan Facility and $253 Million Term Loan Facility.  Pursuant to the amendments to these facilities which were effective on the Effective Date of the Plan, the margin was increased from 3.00% to 3.50% for the period from July 9 to December 31, 2014.  Additionally, we paid LIBOR plus 3.00% on the outstanding debt under the 2010 Baltic Trading Credit Facility as well as three-month LIBOR plus 3.35% on the outstanding debt under the Baltic Trading $22 Million Term Loan Facility and the $44 Million Term Loan Facility.  Lastly, we paid three-month LIBOR plus 2.50% on the outstanding debt under the 2014 Baltic Trading Term Loan Facilities.  A 1% increase in LIBOR would result in an increase of $8.8 million in interest expense for the year ended December 31, 2014, considering the increase would be only on the unhedged portion of the debt.  For any unpaid loan payments due under the $100 Million Term Loan Facility and the $253 Million Term Loan Facility during the bankruptcy period, the Company incurred an additional 2.00% default interest only on the unpaid loan amounts due during the bankruptcy period.

Derivative financial instruments

As of March 31, 2014, we were in default under covenants of our 2007 Credit Facility due to the default on the scheduled debt amortization payment due on March 31, 2014. The default under the 2007 Credit Facility required us to elect interest periods of only one month.  Therefore, we no longer qualified for hedge accounting under the original designation and hedge accounting was terminated effective March 31, 2014. Additionally, the filing of the Chapter 11 Cases on the Petition Date constituted an event of default with respect to the outstanding interest rate swap with DNB Bank ASA. As a result, DNB Bank ASA terminated all transactions under the remaining swap agreement effective April 30, 2014 and made a secured claim with the Bankruptcy Court of $5.6 million. The interest rate swap was settled on the Effective Date upon our emergence from bankruptcy. This liability was paid by the Successor Company during the period from July 9 to December 31, 2014. Refer to Note 12 — Interest Rate Swap Agreements for additional information.

As of December 31, 2013 we held four interest rate swap agreements with DnB Bank ASA to manage interest costs and the risk associated with changing interest rates. The total notional principal amount of the swaps is $306.2 million and the swaps have specified rates and durations. Three swaps expired during the three months ended March 31, 2014.  Refer to the table in Note 12 — Interest Rate Swap Agreements of our consolidated financial statements, which summarizes the interest rate swaps in place as of December 31, 2013.

The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred. The interest rate differential pertaining to the interest rate swaps for the years ended December 31, 2014 and 2013 was $2.6 million and $10.0 million, respectively. We were utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of AOCI until March 31, 2014. The ineffective portion was recognized as other (expense) income, which is a component of other (expense) income. If for any period of time we did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation would be recognized as other (expense) income.

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

Investments

At December 31, 2014, we hold investments in Jinhui with a carrying amount of $26.4 million and investments in KLC with a carrying amount of $0.1 million, both of which are classified as available for sale (“AFS”) under FASB Accounting Standards Codification 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”). These investments are classified as a current or noncurrent asset based on our intent to hold the investment at each reporting date. The investments that are classified as AFS are subject to risk of changes in market value, which if determined to be impaired (other than temporarily impaired), could result in realized impairment losses. We review the carrying value of such investments on a quarterly basis to determine if any valuation adjustments are appropriate under ASC 320-10. We will continue to evaluate our investment in Jinhui and KLC on a quarterly basis to determine the likelihood of any further significant adverse effects on the fair value and amount of any impairment. As a result of the adoption of fresh-start reporting on the Effective Date, we revalued these investments so that the new cost basis going forward is the fair market value on the Effective Date with the revaluation adjustments being recorded in Reorganization items, net.  For the years ended December 31, 2014 and 2013, we have not deemed our investment to be impaired. In the event we determine that the Jinhui or KLC investment are subject to any impairment, the amount of the impairment would be reclassified from AOCI and recorded as a loss in the Consolidated Statement of Operations for the amount of the impairment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Genco Shipping & Trading Limited

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Genco Shipping & Trading Limited

New York, New York

We have audited the accompanying consolidated balance sheets of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2014 (the “Successor Company” consolidated balance sheet) and 2013 (the “Predecessor Company” consolidated balance sheet), and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for the period from July 9, 2014 through December 31, 2014 (the Successor Company operations and cash flows), and for the period from January 1, 2014 through July 9, 2014, and each of the two years in the period ended December 31, 2013 (the Predecessor Company operations and cash flows). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on July 2, 2014, the Company emerged from Chapter 11 of the Bankruptcy Code pursuant to the terms of a reorganization plan (the “Plan”) that was approved by the bankruptcy court and declared effective as of July 9, 2014. The terms of the Plan resulted in a series of financial restructuring transactions for the Company and a change in its control, which met the criteria in Accounting Standards Codification (ASC) Topic 852, Reorganizations, for the Company to apply fresh-start accounting in conformity with the requirements of ASC Topic 852.  Accordingly, the Successor Company financial information in the accompanying consolidated financial statements has carrying values not comparable with prior periods presented.

In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of Genco Shipping & Trading Limited and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the period from July 9, 2014 through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of December 31, 2013, and the results of their operations and their cash flows for the period from January 1, 2014 through July 9, 2014, and for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 2, 2015

Genco Shipping & Trading Limited

Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013

 (U.S. Dollars in thousands, except for share and per share data)

	Successor	Predecessor
	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$83,414	$122,722
Restricted cash	9,750	9,850
Due from charterers, net	14,739	14,241
Prepaid expenses and other current assets	22,423	19,065
Total current assets	130,326	165,878

Noncurrent assets:
Vessels, net of accumulated depreciation of $36,258 and $730,662, respectively	1,532,843	2,673,795
Deposits on vessels	25,593	1,013
Deferred drydock, net of accumulated amortization of $330 and $11,107, respectively	6,234	11,069
Deferred financing costs, net of accumulated amortization of $729 and $22,279, respectively	10,271	22,011
Fixed assets, net of accumulated depreciation and amortization of $119 and $3,438, respectively	701	5,104
Other noncurrent assets	514	514
Restricted cash	19,945	300
Investments	26,486	77,570
Total noncurrent assets	1,622,587	2,791,376

Total assets	$1,752,913	$2,957,254

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$28,217	$27,359
Current portion of long-term debt	34,324	1,316,439
Current interest payable	—	13,199
Convertible senior note payable	—	115,881
Deferred revenue	1,397	1,597
Current portion of lease obligations	—	176
Fair value of derivative instruments	—	6,975
Total current liabilities:	63,938	1,481,626

Noncurrent liabilities:
Long-term lease obligations	390	3,114
Time charters acquired	—	84
Long-term debt	395,811	163,625
Total noncurrent liabilities	396,201	166,823

Total liabilities	460,139	1,648,449

Commitments and contingencies

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Predecessor Company common stock, par value $0.01; 100,000,000 shares authorized; 44,449,407 shares issued and outstanding at December 31, 2013	—	445
Predecessor Company additional paid-in capital	—	846,658
Successor Company common stock, par value $0.01; 250,000,000 shares authorized; 61,541,389 shares issued and outstanding at December 31, 2014	615	—
Successor Company additional paid-in capital	1,251,197	—
Accumulated other comprehensive (loss) income	(25,317)	53,722
Retained (deficit) earnings	(204,117)	66,644
Total Genco Shipping & Trading Limited shareholders’ equity	1,022,378	967,469
Noncontrolling interest	270,396	341,336
Total equity	1,292,774	1,308,805

Total liabilities and equity	$1,752,913	$2,957,254

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Operations

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

	Successor	Predecessor
	Period from July 9 to December 31,	Period from January 1 to July 9,	Year Ended December 31,
	2014	2014	2013	2012
Revenues:
Voyage revenues	$98,817	$118,759	$224,179	$223,159
Service revenues	1,584	1,701	3,285	3,294

Total revenues	100,401	120,460	227,464	226,453

Operating expenses:
Voyage expenses	7,525	4,140	8,046	7,009
Vessel operating expenses	56,943	64,670	111,671	114,318
General, administrative and management fees	36,915	31,371	34,031	35,673
Depreciation and amortization	36,714	75,952	140,743	139,063
Other operating income	(530)	—	(121)	(265)
Goodwill impairment	166,067	—	—	—

Total operating expenses	303,634	176,133	294,370	295,798

Operating loss	(203,233)	(55,673)	(66,906)	(69,345)

Other (expense) income:
Other income (expense)	36	(106)	(76)	(29)
Interest income	46	45	75	378
Interest expense	(7,620)	(41,061)	(88,216)	(87,558)

Other expense	(7,538)	(41,122)	(88,217)	(87,209)

Loss before reorganization items, net	(210,771)	(96,795)	(155,123)	(156,554)
Reorganization items, net	(1,591)	882,167	—	—

(Loss) income before income taxes	(212,362)	785,372	(155,123)	(156,554)
Income tax expense	(996)	(815)	(1,898)	(1,222)

Net (loss) income	(213,358)	784,557	(157,021)	(157,776)
Less: Net loss attributable to noncontrolling interest	(9,241)	(8,734)	(9,280)	(12,848)
Net (loss) income attributable to Genco Shipping & Trading Limited	$(204,117)	$793,291	$(147,741)	$(144,928)

Net (loss) income per share-basic	$(3.38)	$18.21	$(3.42)	$(3.47)
Net (loss) income per share-diluted	$(3.38)	$18.21	$(3.42)	$(3.47)
Weighted average common shares outstanding-basic	60,360,515	43,568,942	43,249,070	41,727,075
Weighted average common shares outstanding-diluted	60,360,515	43,568,942	43,249,070	41,727,075
Dividends declared per share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Comprehensive (Loss) Income

 (U.S. Dollars in Thousands)

	Successor	Predecessor
	Period from July 9 to December 31,	Period from January 1 to July 9,	Year Ended December 31,
	2014	2014	2013	2012

Net (loss) income	$(213,358)	$784,557	$(157,021)	$(157,776)

Change in unrealized (loss) gain on investments	(25,317)	(25,766)	56,482	(3,480)
Unrealized gain on cash flow hedges, net	—	2,401	9,081	9,188
Other comprehensive (loss) income	(25,317)	(23,365)	65,563	5,708

Comprehensive (loss) income	(238,675)	761,192	(91,458)	(152,068)
Less: Comprehensive loss attributable to noncontrolling interest	(9,241)	(8,734)	(9,280)	(12,848)
Comprehensive (loss) income attributable to Genco Shipping & Trading Limited	$(229,434)	$769,926	$(82,178)	$(139,220)

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Equity

 (U.S. Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained (Deficit) Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity

Balance — January 1, 2012 (Predecessor)	$363	$809,443	$(17,549)	$359,349	$1,151,606	$210,012	$1,361,618

Net loss				(144,928)	(144,928)	(12,848)	(157,776)
Change in unrealized gain on investments			(3,480)		(3,480)	—	(3,480)
Unrealized gain on cash flow hedges, net			9,188		9,188	—	9,188
Issuance of 7,500,000 shares of common stock	75	49,799			49,874	—	49,874
Issuance of 464,175 shares of nonvested stock, less forfeitures of 1,500 shares	5	(5)			—	—	—
Nonvested stock amortization		4,087			4,087	1,777	5,864
Cash dividends paid by Baltic Trading Limited				(30)	(30)	(4,051)	(4,081)
Vesting of restricted shares issued by Baltic Trading Limited		(21)			(21)	21	—

Balance — December 31, 2012 (Predecessor)	$443	$863,303	$(11,841)	$214,391	$1,066,296	$194,911	$1,261,207

Net loss				(147,741)	(147,741)	(9,280)	(157,021)
Change in unrealized gain on investments			56,482		56,482	—	56,482
Unrealized gain on cash flow hedges, net			9,081		9,081	—	9,081
Issuance of 200,634 shares of nonvested stock, less forfeitures of 21,500 shares	2	(2)			—	—	—
Nonvested stock amortization		2,924			2,924	1,558	4,482
Issuance of common stock of Baltic Trading Limited		(19,532)			(19,532)	155,695	136,163
Cash dividends paid by Baltic Trading Limited				(6)	(6)	(1,583)	(1,589)
Vesting of restricted shares issued by Baltic Trading Limited		(35)			(35)	35	—

Balance — December 31, 2013 (Predecessor)	$445	$846,658	$53,722	$66,644	$967,469	$341,336	$1,308,805

Net loss, exclusive of net gain from fresh-start adjustments				(124,107)	(124,107)	(8,734)	(132,841)
Unrealized loss on investments			(25,766)		(25,766)	—	(25,766)
Unrealized gain on cash flow hedges, net			2,401		2,401	—	2,401
Nonvested stock amortization		2,403			2,403	1,949	4,352
Cash dividends paid by Baltic Trading Limited		(5)			(5)	(2,041)	(2,046)

Vesting of restricted shares issued by Baltic Trading Limited		74			74	(74)	—
Subtotal — July 9, 2014 (Predecessor)	$445	$849,130	$30,357	$(57,463)	$822,469	$332,436	$1,154,905
Net gain from fresh-start adjustments (see Note 21)				917,399	917,399	—	917,399
Balance — July 9, 2014 (Predecessor)	$445	$849,130	$30,357	$859,936	$1,739,868	$332,436	$2,072,304
Fresh-start adjustments:
Cancellation of Predecessor common stock	(445)	(849,130)			(849,575)	—	(849,575)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive income			(30,357)	(859,936)	(890,293)	—	(890,293)
Elimination of Predecessor non-controlling interest					—	(332,436)	(332,436)
Issuance of new equity interest in connection with emergence from Chapter 11, including the $100 Million Rights Offering	603	1,232,397			1,233,000	—	1,233,000
Revaluation of non-controlling interest					—	279,069	279,069
Balance — July 9, 2014 (Successor)	$603	$1,232,397	$—	$—	$1,233,000	$279,069	$1,512,069
Net loss				(204,117)	(204,117)	(9,241)	(213,358)
Unrealized loss on investments			(25,317)		(25,317)	—	(25,317)
Issuance of 131,017 shares of common stock	1	(1)			—	—	—
Issuance of 1,110,600 shares of nonvested stock	11	(11)			—	—	—
Nonvested stock amortization		18,854			18,854	1,551	20,405
Cash dividends paid by Baltic Trading Limited		(3)			(3)	(1,022)	(1,025)
Vesting of restricted shares issued by Baltic Trading Limited		(39)			(39)	39	—
Balance — December 31, 2014 (Successor)	$615	$1,251,197	$(25,317)	$(204,117)	$1,022,378	$270,396	$1,292,774

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Cash Flows

(U.S. Dollars in Thousands)

	Successor	Predecessor
	Period from July 9 to December 31,	Period from January 1 to July 9,	Year Ended December 31,
	2014	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(213,358)	$784,557	$(157,021)	$(157,776)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash reorganization items and fresh-start reporting adjustments, net	—	(917,399)	—	—
Goodwill impairment	166,067	—	—	—
Depreciation and amortization	36,714	75,952	140,743	139,063
Amortization of deferred financing costs	845	4,461	9,116	5,413
Amortization of time charters acquired	450	(68)	(334)	(746)
Amortization of discount on Convertible Senior Notes	—	1,592	4,963	4,537
Receipt of stock in lieu of cash payment	—	—	(100)	—
Interest expense related to the de-designation of the interest rate swap	—	1,048	—	—
Unrealized loss (gain) on derivative instruments	—	—	4	(100)
Amortization of nonvested stock compensation expense	20,405	4,352	4,482	5,864
Change in assets and liabilities:
(Increase) decrease in due from charterers	(1,545)	1,047	(2,527)	1,974
Decrease (increase) in prepaid expenses and other current assets	8,343	(11,735)	(919)	(437)
(Decrease) increase in accounts payable and accrued expenses	(39,170)	32,534	2,765	(4,880)
Increase (decrease) in deferred revenue	400	(600)	273	(2,903)
Increase in lease obligations	390	195	143	1,324
Deferred drydock costs incurred	(6,376)	(9,253)	(4,732)	(10,167)

Net cash used in operating activities	(26,835)	(33,317)	(3,144)	(18,834)
Cash flows from investing activities:
Purchase of vessels, including deposits	(24,473)	(29,995)	(145,350)	(1,155)
Purchase of other fixed assets	(208)	(415)	(1,205)	(2,114)
Changes in deposits of restricted cash	(19,420)	(125)	—	(400)

Net cash used in investing activities	(44,101)	(30,535)	(146,555)	(3,669)
Cash flows from financing activities:
Repayments on the 2007 Credit Facility	—	—	—	(118,588)
Repayments on the $100 Million Term Loan Facility	(3,846)	(3,846)	—	(15,385)
Repayments on the $253 Million Term Loan Facility	(5,075)	(10,150)	—	(40,600)
Proceeds on the 2010 Baltic Trading Credit Facility	—	—	1,000	—
Proceeds from the Baltic Trading $22 Million Term Loan Facility	—	—	22,000	—
Repayments on the Baltic Trading $22 Million Term Loan Facility	(750)	(750)	(375)	—
Proceeds from the Baltic Trading $44 Million Term Loan Facility	—	—	44,000	—
Repayments on the Baltic Trading $44 Million Term Loan Facility	(1,375)	(1,375)	—	—
Proceeds from the 2014 Baltic Trading Term Loan Facilities	33,150	—	—	—
Payment of dividend by subsidiary	(1,025)	(2,046)	(1,589)	(4,081)
Cash settlement of non-accredited Note holders	(484)	—	—	—
Proceeds from Rights Offering	—	100,000	—	—
Proceeds from issuance of common stock	—	—	—	50,721
Payment of common stock issuance costs	—	—	—	(847)
Proceeds from issuance of common stock by subsidiary	—	—	136,980	—
Payment of common stock issuance costs by subsidiary	—	(111)	(706)	—
Payment of deferred financing costs	(2,322)	(4,515)	(1,489)	(4,085)

Net cash provided by (used in) financing activities	18,273	77,207	199,821	(132,865)

Net (decrease) increase in cash and cash equivalents	(52,663)	13,355	50,122	(155,368)

Cash and cash equivalents at beginning of period	136,077	122,722	72,600	227,968
Cash and cash equivalents at end of period	$83,414	$136,077	$122,722	$72,600

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands)

Notes to Consolidated Financial Statements

1 - GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”), its wholly-owned subsidiaries, and its subsidiary, Baltic Trading Limited (collectively, the “Company”).  The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.  GS&T is incorporated under the laws of the Marshall Islands and as of December 31, 2014, is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; and the ship-owning subsidiaries as set forth below.  As of December 31, 2014, Genco Ship Management LLC is the sole owner of all of the outstanding shares of Genco Management (USA) Limited.

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

•                  the Indenture and First Supplemental Indenture relating to $125,000 of principal plus accrued and unpaid interest outstanding of the Company’s 5.00% Convertible Senior Notes (the “2010 Notes”) due August 15, 2015 (the “Indenture”); and

•                  the outstanding interest rate swap with DNB Bank ASA, relating to a liability position of $5,622.

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

Key components of the Plan included:

•                  The conversion of 100% of the Claims under the 2007 Credit Facility into 81.1% of the Successor Company Common Stock (subject to dilution by the warrants issued under the Plan). On the Effective Date, the 2007 Credit Facility was terminated, and the liens and mortgages thereunder were released.  Refer to Note 10 — Debt for further information.

•                  The conversion of 100% of the Claims under the 2010 Notes into 8.4% of the Successor Company Common Stock (subject to dilution by the warrants issued under the Plan). On the Effective Date, the 2010 Notes and the Indenture were fully satisfied and discharged.  Refer to Note 11 — Convertible Senior Notes for further information.

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

•                  The amendment and restatement of the $253 Million Term Loan Facility and the $100 Million Term Loan Facility as of the Effective Date, with extended maturities, a financial covenant holiday and certain other amendments, as discussed further in Note 10 - Debt.

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

•                  The non-impairment of all other General Unsecured Claims under Section 1124 of the Bankruptcy Code.

•                  The establishment of the Genco Shipping & Trading Limited 2014 Management Incentive Plan (the “MIP”), which provides for the distribution of the Successor Company’s MIP Primary Equity in the form of shares representing 1.8% of the Successor Company’s Common Stock and three tiers of the Successor Company’s MIP Warrants (“MIP Warrants”) with staggered strike prices based on increasing equity values to the participating officers, directors, and other management of the Successor Company. These awards were made on August 7, 2014.  Refer to Note 24 — Stock-Based Compensation.

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

The foregoing estimates of the post-confirmation equity value of the Debtors and the share price of New Genco Common Stock were based on a number of assumptions, including no material adverse changes in the spot rate market, no further ship arrests, the continuing employment of the Debtors’ vessels, the continuing service revenue from Baltic Trading and MEP, the Rights Offering, and other assumptions. Such valuation assumptions are not a prediction or reflection of post-confirmation trading prices of the Debtors’ common stock. Such securities may trade at substantially lower or higher prices because of a number of factors. The trading prices of securities issued under a plan of reorganization are subject to many unforeseen circumstances and therefore cannot be predicted.

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

The Equity Warrants were distributed to holders of the common stock of the Predecessor Company, which was cancelled as of the Effective Date. Shares of common stock of the Predecessor Company issued to directors, officers and employees of Genco under compensatory plans that were unvested as of the Effective Date were deemed vested automatically on the Effective Date, so that all Equity Warrants received in exchange were therefore deemed vested.  Refer to Note 24 — Stock-Based Compensation for further information.

Financial Statement Presentation

Upon the Company’s emergence from the Chapter 11 Cases on July 9, 2014, the Company adopted fresh-start reporting in accordance with provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“ASC 852”).  Upon adoption of fresh-start reporting, the Company’s assets and liabilities were recorded at their value as of the fresh-start reporting date.  The fair values of the Company’s assets and liabilities in conformance with ASC 805, “Business Combinations,” as of that date differed materially from the recorded values of its assets and liabilities as reflected in its historical consolidated financial statements.  In addition, the Company’s adoption of fresh-start reporting may materially affect its results of operations following the fresh-start reporting dates, as the Company will have a new basis in its assets and liabilities.  Consequently, the Company’s historical financial statements may not be reliable indicators of its financial condition and results of operations for any period after it adopted fresh-start reporting.  As a result of the adoption of fresh-start reporting, the Company’s consolidated balance sheets and consolidated statements of operations subsequent to July 9, 2014 will not be comparable in many respects to our consolidated balance sheets and consolidated statements of operations prior to July 9, 2014.

Under ASC 852, fresh-start reporting is required upon emergence from Chapter 11 if (i) the value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity.  Accordingly, the Company qualified for and adopted fresh-start reporting as of the Effective Date. Adopting fresh-start reporting results in a new reporting entity with no beginning retained earnings or deficit. The cancellation of all existing shares outstanding on the Effective Date and issuance of new shares of the reorganized entity caused a related change of control of the Company under ASC 852.

The following fresh-start balance sheet illustrates the financial effects on the Company of the implementation of the Plan and the adoption of fresh-start reporting.  This fresh-start balance sheet reflects the effect of the completion of the transactions included in the Plan, including the issuance of equity and the settlement of old indebtedness.

The effects of the Plan and fresh-start reporting on the Company’s consolidated balance sheet are as follows:

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

•                  The reinstatement of $5,622 related to the termination of the interest rate swap agreement with DNB Bank ASA.

•                  The reinstatement of the $815 lease obligation.

•                  The reinstatement of $41 of pre-petition accounts payable due to vendors in the United States.

(c)          Revaluation of Assets and Liabilities — Fresh-start reporting adjustments are made to reflect asset values at their estimated fair value, including:

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

Other General Information

At December 31, 2014, 2013 and 2012, GS&T’s fleet consisted of 53 vessels.

Below is the list of GS&T’s wholly owned ship-owning subsidiaries as of December 31, 2014:

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

Baltic Trading was a wholly-owned indirect subsidiary of GS&T until Baltic Trading completed its initial public offering, or IPO, on March 15, 2010.  As of December 31, 2014 and 2013, Genco Investments LLC owned 6,356,471 shares of Baltic Trading’s Class B Stock, which represented an 10.85% and 11.05% ownership interest in Baltic Trading, respectively, and 64.60% and 65.08% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock, respectively.  Additionally, pursuant to the Subscription Agreement between Genco Investments LLC and Baltic Trading, for so long as GS&T directly or indirectly holds at least 10% of the aggregate number of outstanding shares of Baltic Trading’s common stock and Class B stock, Genco Investments LLC will be entitled to receive an additional number of shares of Baltic Trading’s Class B stock equal to 2% of the number of common shares issued in the future, other than shares issued under Baltic Trading’s Equity Incentive Plans.  As such, when Baltic Trading closed the equity offerings of 6,419,217 shares on May 28, 2013, 13,800,000 shares on September 25, 2013 and 12,650,000 shares on November 18, 2013 as noted above, GS&T was issued 128,383, 276,000 and 253,000 shares, respectively, of Baltic Trading’s Class B Stock which represents 2% of the number of common shares issued.

Below is the list of Baltic Trading’s wholly owned ship-owning subsidiaries as of December 31, 2014:

Baltic Trading’s Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date	Year Built

Baltic Leopard Limited	Baltic Leopard	53,447	4/8/10	2009
Baltic Panther Limited	Baltic Panther	53,351	4/29/10	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10	2009
Baltic Jaguar Limited	Baltic Jaguar	53,474	5/14/10	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10	2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10	2010
Baltic Wind Limited	Baltic Wind	34,409	8/4/10	2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10	2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10	2010
Baltic Fox Limited	Baltic Fox	31,883	9/6/13	2010
Baltic Hare Limited	Baltic Hare	31,887	9/5/13	2009
Baltic Lion Limited	Baltic Lion	179,185	12/27/13	2012
Baltic Tiger Limited	Baltic Tiger	179,185	11/26/13	2011
Baltic Hornet Limited	Baltic Hornet	63,574	10/29/14	2014
Baltic Wasp Limited	Baltic Wasp	63,389	1/2/15	2015
Baltic Scorpion Limited	Baltic Scorpion	64,000	Q2 2015 (1)	2015 (1)
Baltic Mantis Limited	Baltic Mantis	64,000	Q3 2015 (1)	2015 (1)

(1)         Built dates and delivery dates for vessels being delivered in the future are estimates based on guidance received from the sellers and the respective shipyards.

The Company provides technical services for drybulk vessels purchased by Maritime Equity Partners (“MEP”). Peter C. Georgiopoulos, Chairman of the Board of Directors of GS&T, controls and has a minority interest in MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and was provided for an initial term of one year.  MEP has the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee upon a change in control of the Company.  The Company may terminate provision of the services at any time on 60 days’ notice.

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

Basis of reporting

The consolidated financial statements have been prepared on a going concern basis as the Company believes that internally generated cash flow and cash on hand will be sufficient to fund the operations of the Company’s fleet, including its working capital requirements, for the next twelve months, subject to the resolution of the foregoing issue related to the Company’s credit facilities, refer to Note 10 — Debt.  The Company’s current and future liquidity will greatly depend upon the Company’s operating results. The Company’s ability to continue to meet its liquidity needs is subject to, and will be affected by; cash utilized in operations; the economic or business environment in which the Company operates; weakness in shipping industry conditions; the financial condition of the Company’s customers, vendors and service providers; the Company’s ability to comply with the financial and other covenants of its post-restructuring indebtedness; and other factors. Additionally, the Chapter 11 Cases, including the fact that the Company has been subject to bankruptcy proceedings, and related matters could negatively impact the Company’s financial condition.

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

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer.  There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company.  At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses.  These differences in bunkers resulted in a net (gain) loss of $852 during the period from July 9 to December 31, 2014 for the Successor Company.  During the period from January 1 to July 9, 2014 and during the years ended December 31, 2013 and 2012, the Predecessor Company recorded net (gains) losses of ($252), ($567) and ($1,714), respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

The Company records time charter revenues over the term of the charter as service is provided.  Revenues are recognized on a straight-line basis as the average revenue over the term of the respective time charter agreement.  The Company records spot market-related time charter revenues over the term of the charter as service is provided based on the rate determined based on the BDI for each respective billing period.  As such, the revenue earned by the Company’s vessels that are on spot market-related time charters is subject to fluctuations of the spot market.  The Company recognizes voyage expenses when incurred.

Four of the Company’s vessels, the Genco Ocean, Genco Bay, Genco Avra and Genco Spirit, were chartered under spot market-related time charters which include a profit-sharing element.  The time charters for the Genco Ocean and Genco Bay ended during August 2013 and March 2013, respectively.  The time charters for the Genco Avra and Genco Spirit ended during March 2014 and November 2014, respectively.  Under these charter agreements, the rate for the spot market-related time charter was linked with a floor of $9 and a ceiling of $14 daily with a 50% profit sharing arrangement to apply to any amount above the ceiling.  The rate was based on 115% of the average of the daily rates reflected in the daily reports of the Baltic Handysize Index.

At December 31, 2014 and 2013, eight and five of GS&T’s vessels were in vessel pools, respectively.  Additionally, at December 31, 2014 and 2013, five and four of Baltic Trading’s vessels were in vessel pools, respectively.  At December 31, 2014, GS&T and Baltic Trading had five and two vessels, respectively, operating in the Clipper Logger Pool, a vessel pool trading in the spot market for which Clipper Group acts as the pool manager.  Additionally, at December 31, 2014, GS&T and Baltic Trading had two and three vessels, respectively, operating in the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market for which Torvald Klaveness acts as pool manager.  Lastly, as of December 31, 2014, GS&T had one vessel operating in the Navig8 Bulk Pool, a vessel pool trading in the spot market for which Navig8 Inc. acts as the pool manager.  At December 31, 2013, GS&T and Baltic Trading had two and two vessels, respectively, operating in the Clipper Logger Pool.  Additionally, at December 31, 2013, Baltic Trading had two vessels operating in the Bulkhandling Handymax A/S Pool.  Lastly, at December 31, 2013, GS&T had three vessels operating in the LB/IVS Pool, a vessel pool trading in the spot market for which Lauritzen Bulkers A/S acts as the pool manager. Under pool arrangements, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue less voyage expenses generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these vessels is subject to the fluctuations of the spot market.  The Company recognizes revenue from these pool arrangements based on its portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after voyage expenses and pool manager fees.

Other operating income

During the period from July 9 to December 31, 2014, the Successor Company recorded other operating income of $530.  During the period from January 1 to July 9, 2014 and during the years ended December 31, 2013 and 2012, the Predecessor Company recorded other operating income of $0, $121 and $265 respectively.  Other operating income recorded by the Successor Company during the period from July 9 to December 31, 2014 and by the Predecessor Company during the year ended December 31, 2012 consists of $530 and  $263, respectively, related to installments due from Samsun Logix Corporation (“Samsun”) pursuant to the rehabilitation plan which was approved by the South Korean courts.  Other operating income recorded by the Predecessor Company during the years ended December 31, 2013 and 2012 also included $21 and $2, respectively, related to the settlement due from Korea Line Corporation (“KLC”) pursuant to the rehabilitation plan which was approved by the South Korean courts.  Lastly, other operating income during the year ended December 31, 2013 included $100 related to the receipt of 3,355 shares of stock of KLC as part of the aforementioned rehabilitation plan.  This investment has been designated as Available for Sale (“AFS”). Refer to Note 22 — Commitments and Contingencies for further information regarding the bankruptcy settlements with Samsun and KLC and Note 7 — Investments for further information regarding the investment in KLC shares.

Due from charterers, net

Due from charterers, net includes accounts receivable from charters, net of the provision for doubtful accounts.  At each balance sheet date, the Company records the provision based on a review of all outstanding charter receivables.  Included in the standard time charter contracts with the Company’s customers are certain performance parameters which, if not met, can result in customer claims.  As of December 31, 2014 and 2013, the Company had a reserve of $1,588 and $632, respectively, against the due from charterers balance and an additional accrual of $662 and $536, respectively, in deferred revenue, each of which is primarily associated with estimated customer claims against the Company including vessel performance issues under time charter agreements.

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

Inventories

Inventories consist of consumable bunkers, lubricants and victualling stores, which are stated at the lower of cost or market value and are recorded in Prepaid expenses and other current assets.  Cost is determined by the first in, first out method.

Vessel operating expenses

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, and other miscellaneous expenses.  Vessel operating expenses are recognized when incurred.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation.  Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage.  The Company also capitalizes interest costs for a vessel under construction as a cost that is directly attributable to the acquisition of a vessel.  Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard.  Depreciation expense for vessels for the period from July 9 to December 31, 2014 for the Successor Company was $36,265.  Depreciation expense for vessels for the period from January 1 to July 9, 2014 and for the years ended December 31, 2013 and 2012 for the Predecessor Company was $71,756, $133,562, and $133,111, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value.  The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment.  Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense.  Expenditures for routine maintenance and repairs are expensed as incurred.  Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt).  Effective July 9, 2014, on the Effective Date, the Company increased the estimated scrap value of the vessels from $245 per lwt to $310 per lwt prospectively based on the 15-year average scrap value of steel.  The change in the estimated scrap value will result in a decrease in depreciation expense over the remaining life of the vessel assets.  During the period from July 9 to December 31, 2014, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $1,540 for the Successor Company. The decrease in depreciation expense resulted in a $0.03 change to the basic and diluted net loss per share during the period from July 9 to December 31, 2014.  The basic and diluted net loss per share would have been ($3.41) per share if there was no change in the estimated scrap value.

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

Depreciation and amortization expense for fixed assets for the period from July 9 to December 31, 2014 for the Successor Company was $119.  Depreciation and amortization expense for fixed assets for the period from January 1 to July 9, 2014  and for the years ended December 31, 2013 and 2012 for the Predecessor Company was $458, $1,481 and $888, respectively.

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

Amortization expense for drydocking for the period from July 9 to December 31, 2014 for the Successor Company was $330.  Amortization expense for drydocking for the period from January 1 to July 9, 2014 and for the years ended December 31, 2013 and 2012 for the Predecessor Company was $3,738, $5,700, and $5,064, respectively.  All other costs incurred during drydocking are expensed as incurred.

Goodwill

The Company follows the provisions of ASC Subtopic 350-20, “Intangibles - Goodwill and Other” (“ASC 350-20”).  This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually or when there is a triggering event and written down with a charge to operations when the carrying amount of the reporting unit that includes goodwill exceeds the estimated fair value of the reporting unit. If the carrying value of the goodwill exceeds the reporting unit’s implied goodwill, such excess must be written off.

The Company recorded Goodwill of $166,067 upon adoption of fresh-start reporting in accordance with provisions of ASC 852 as of the Effective Date.  Pursuant to the Company’s annual goodwill impairment testing performed as of December 31, 2014, it was determined that the entire amount of this goodwill was impaired.  Refer to Note 5 — Goodwill Impairment.

Impairment of long-lived assets

The Company follows ASC Subtopic 360-10, “Property, Plant and Equipment” (“ASC 360-10”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  If indicators of impairment are present, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets.  If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value.  Various factors including anticipated future charter rates, estimated scrap values, future drydocking costs and estimated vessel operating costs are included in this analysis.

For the periods from July 9 to December 31, 2014 and from January 1 to July 9, 2014 and during the years ended December 31, 2013 and 2012, no impairment charges were recorded on the Company’s long-lived assets.

As part of fresh-start reporting, the Company revalued its vessel assets at their fair values as of the Effective Date and the losses were recorded in Reorganization items, net in the Consolidated Statements of Operation.

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

Investments are reviewed quarterly to identify possible other-than-temporary impairment in accordance with ASC Subtopic 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”).  When evaluating its investments, the Company reviews factors such as the length of time and extent to which fair value has been below the cost basis, the financial condition of the issuer, the underlying net asset value of the issuers assets and liabilities, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.  Should the decline in the value of any investment be deemed to be other-than-temporary, the investment basis would be written down to fair market value, and the write-down would be recorded to earnings as a loss.  Refer to Note 7 — Investments.

Income taxes

Pursuant to Section 883 of the U.S. Internal Revenue Code of 1986 as amended (the “Code”), qualified income derived from the international operations of ships is excluded from gross income and exempt from U.S. federal income tax if a company engaged in the international operation of ships meets certain requirements (the “Section 883 exemption”).  Among other things, in order to qualify, the Company must be incorporated in a country that grants an equivalent exemption to U.S. corporations and must satisfy certain qualified ownership requirements.

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

GS&T will qualify for the Section 883 exemption if, among other things, (i) GS&T stock is treated as primarily and regularly traded on an established securities market in the United States (the publicly traded test”), or (ii) GS&T satisfies one of two other ownership tests.  Under applicable Treasury Regulations, the publicly-traded test cannot be satisfied in any taxable year in which persons who actually or constructively own 5% or more of our stock (“5% shareholders”), together own 50% or more of GS&T’s stock for more than half the days in such year (the “five percent override rule”), unless an exception applies.

Based on the ownership and trading of GS&T stock in 2014, management believes that GS&T satisfied the publicly traded test and qualified for the Section 883 exemption in 2014.  However, as a result of the restructuring of GS&T’s indebtedness pursuant to the Plan, 5% shareholders may beneficially own more than 50% of GS&T stock for more than half of 2015.  As a result, the five percent override rule may apply, and management believes that GS&T would have significant difficulty in satisfying an exception thereto. It is also not clear whether GS&T will satisfy one of the other two ownership tests.  Thus, GS&T may not qualify for the Section 883 exemption in 2015. Even if GS&T does qualify for the Section 883 exemption in 2015, there can be no assurance that changes and shifts in the ownership of GS&T stock by 5% shareholders will not preclude GS&T from qualifying for the Section 883 exemption in future taxable years.

If GS&T does not qualify for the Section 883 exemption, GS&T’s U.S. source shipping income, i.e., 50% of its gross shipping income attributable to transportation beginning or ending in the U.S. (but not both beginning and ending in the U.S.) would be subject to a 4% tax without  allowance for deductions (the “U.S. gross transportation tax”).

Baltic Trading is also incorporated in the Marshall Islands and its stock is primarily traded on an established securities market in the U.S.  However, GS&T has indirectly owned shares of Baltic Trading’s Class B Stock which has provided GS&T with over 50% of the combined voting power of all classes of Baltic Trading’s voting stock since Baltic Trading’s IPO was completed on March 15, 2010.  As a result, Baltic Trading’s Class B Stock will not be treated as regularly traded and Baltic Trading will not satisfy the publicly traded test (and cannot satisfy one of the other two ownership tests).  Thus, Baltic Trading does not qualify for a Section 883 exemption. As such, Baltic Trading is subject to U.S. gross transportation income tax on its U.S. source shipping income.

During the period from July 9 to December 31, 2014, Baltic Trading had U.S. source shipping income of $900.  Baltic Trading’s estimated U.S. gross transportation income tax expense for the period from July 9 to December 31, 2014 was $18.  During the period from January 1 to July 9, 2014 and during the years ended December 31, 2013 and 2012, Baltic Trading had U.S. source shipping income of $1,930, $1,664 and $1,379, respectively.  Baltic Trading’s U.S. gross transportation income tax expense for the period from January 1 to July 9, 2014 and for the years ended December 31, 2013 and 2012 was $39, $34 and $28, respectively.

In addition to GS&T’s shipping income and pursuant to certain agreements, GS&T technically and commercially manages vessels for Baltic Trading, and provides technical management of vessels for MEP in exchange for fees.  These management services are performed by Genco Management (USA) Limited (“Genco (USA)”), which has elected to be classified (and taxed) as a corporation for U.S. federal income tax purposes.  As such, Genco (USA) is subject to U.S. federal net income tax (currently imposed at graduated rates of up to 35%) on its worldwide net income, including the net income derived from providing these management services.  Genco (USA) has entered into a cost-sharing agreement with the Company and Genco Ship Management LLC, collectively “Manco,” pursuant to which Genco (USA) agrees to reimburse Manco for the costs incurred by Genco (USA) for the use of Manco’s personnel and services in connection with the provision of management services for both Baltic Trading and MEP’s vessels.

Total revenue earned by the Successor Company for management services during the period from July 9 to December 31, 2014 was $3,893, of which $2,309 was eliminated upon consolidation.  After allocation of certain expenses, there was taxable net income of $2,178 associated with these activities for the period from July 9 to December 31, 2014. This resulted in estimated U.S. federal net income tax expense of $978 for the period from July 9 to December 31, 2014.

Total revenue earned by the Predecessor Company for management services during the period from January 1 to July 9, 2014 and during the years ended December 31, 2013 and 2012 was $3,857, $7,856 and $6,110, respectively, of which $2,156, $4,571 and $2,816, respectively, was eliminated upon consolidation.  After allocation of certain expenses, there was taxable net income of $1,723 associated with these activities for the period from January 1 to July 9, 2014.  This resulted in estimated U.S. federal net income tax expense of $776 for the period from January 1 to July 9, 2014.  After allocation of certain expenses, there was taxable net income of $4,235 associated with these activities for the year ended December 31, 2013.  This resulted in estimated U.S. federal net income tax expense of $1,864 for the year ended December 31, 2013.  After allocation of certain expenses, there was taxable net income of $2,655 associated with these activities for the year ended December 31, 2012.  This resulted in estimated U.S. federal net income tax expense of $1,194 for the year ended December 31, 2012.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers, cash and cash equivalents, deposits on vessels and interest rate swap agreements.  With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  The Successor Company earned 100% of revenues from 44 customers during the period from July 9 to December 31, 2014.  The Predecessor Company earned 100% of revenues from 33 customers during the period from January 1 to July 9, 2014, 48 customers during the year ended December 31, 2013 and 43 customers during the year ended December 31, 2012.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2014 and 2013.

For the period from July 9 to December 31, 2014 for the Successor Company, there were two customers that individually accounted for more than 10% of voyage revenues; Cargill International S.A., including its subsidiaries (“Cargill”) and Swissmarine Services S.A., including its subsidiaries (“Swissmarine”), which represented 17.06% and 22.52% of voyage revenues, respectively. For the period from January 1 to July 9, 2014 for the Predecessor Company, there were two customers that individually accounted for more than 10% of voyage revenues; Cargill and Swissmarine, which represented 19.37% and 20.67% of voyage revenues, respectively. For the year ended December 31, 2013 for the Predecessor Company, there were three customers that individually accounted for more than 10% of voyage revenues; Cargill, Swissmarine and Pacific Basin Chartering Ltd., which represented 21.45%, 18.73% and 10.30% of voyage revenues, respectively.  For the year ended December 31, 2012 for the Predecessor Company, there was one customer that individually accounted for more than 10% of voyage revenues, Cargill, which represented 31.27% of voyage revenues.

At December 31, 2014 and 2013, deposits on vessels consist primarily of progress payments due by Baltic Trading to the shipyard as per the newbuilding contracts with Yangfan Group Co., Ltd.  These payments are not held in an escrow account; however, Baltic Trading has a refund guarantee with the Bank of China in the case that Yangfan Group Co., Ltd. does not perform as required by the newbuilding contracts.  Refer to Note 6 — Vessel Acquisitions for further information.

At December 31, 2014 and 2013, the Company maintains all of its cash and cash equivalents with three and four financial institutions, respectively.  None of the Company’s cash and cash equivalent balances is covered by insurance in the event of default by these financial institutions.

At December 31, 2013, the Company had four interest rate swap agreements with DnB Bank ASA to manage interest costs and the risk associated with changing interest rates related to the 2007 Credit Facility.  None of the interest rate swap agreements were covered by insurance in the event of default by this financial institution.  On April 30, 2014, the remaining interest rate swap agreement was terminated by DNB Bank ASA and a secure claim was filed with the Bankruptcy Court.  Refer to Note 1 — General Information for additional information regarding defaults related to the interest rate swap.  There were no interest rate swaps held by the Company at December 31, 2014.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments, such as amounts due to / due from charterers, accounts payable and long-term debt, approximate their individual carrying amounts as of December 31, 2014 and 2013 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities.

The fair value of the interest rate swaps is the estimated amount the Company would receive or have to pay in order to terminate these agreements at the reporting date, taking into account current interest rates and the creditworthiness of the counterparty for assets and creditworthiness of the Company for liabilities.  See Note 14 - Fair Value of Financial Instruments for additional disclosure on the fair values of long term debt, convertible senior notes, derivative instruments, and AFS securities.

Derivative financial instruments

Interest rate risk management

The Company is exposed to the impact of interest rate changes.  The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to borrowings primarily for the purpose of acquiring drybulk vessels.  These borrowings are subject to a variable borrowing rate.  Up until the Effective Date, the Company used pay-fixed receive-variable interest rate swaps to manage future interest costs and the risk associated with changing interest rate obligations.  These swaps were designated as cash flow hedges of future variable rate interest payments and were tested for effectiveness on a quarterly basis.  Refer to Note 12 — Interest Rate Swap Agreements for further information regarding the interest rate swaps that were held by the Company prior to the Effective Date.

The differential to be paid or received for the effectively hedged portion of any swap agreement was recognized as an adjustment to interest expense as incurred.  Additionally, the changes in value for the portion of the swaps that were effectively hedging future interest payments were reflected as a component of AOCI.

For the interest rate swaps that are not designated as an effective hedge, the change in the value and the rate differential to be paid or received was recognized as other expense and is listed as a component of other (expense) income in the Consolidated Statements of Operations.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), to improve the transparency of changes in other comprehensive income (loss) (“OCI”) and items reclassified out of accumulated other income (loss) (“AOCI”).  The amendments in ASU 2013-02 are required to be applied prospectively and are effective for reporting periods beginning after December 15, 2012.  The adoption of ASU 2013-02 did not have any impact on the Company’s consolidated financial statements other than separately disclosing in the footnotes to the consolidated financial statements amounts reclassified out of AOCI and the individual line items in the  Consolidated Statement of Operations that are affected.  The Company adopted ASU 2013-02 during the year ended December 31, 2013 and the impact of adoption was not material to the Company’s consolidated financial statements.  Refer to Note 13 — Accumulated Other Comprehensive Income (Loss) for additional disclosure.

3 - SEGMENT INFORMATION

The Company determines its reportable segments based on the information utilized by the chief operating decision maker to assess performance and make decisions about allocating the Company’s resources.  Based on this information, the Company has two reportable operating segments, GS&T and Baltic Trading.  Both GS&T and Baltic Trading are engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.  GS&T and Baltic Trading seek to deploy their vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market. Segment results are evaluated based on net (loss) income.  Additionally, the debt covenants for the credit facilities are measured separately for GS&T and Baltic Trading.  The accounting policies applied to the reportable segments are the same as those used in the preparation of the Company’s consolidated financial statements.  As a result of the adoption of fresh-start reporting on the Effective Date, the cost basis for certain of Baltic Trading’s assets were revalued and are reflected in the Baltic Trading balances in the segment information reported below.

The following table presents a reconciliation of total voyage revenue from external (third party) customers for the Company’s two operating segments to total consolidated voyage revenue from external customers for the Successor Company for the period from July 9 to December 31, 2014 and for the Predecessor Company for the period from January 1 to July 9, 2014 and for the years ended December 31, 2013 and 2012.

	Successor	Predecessor
	Period from July 9 to December 31,	Period from January 1 to July 9,	For the Years Ended December 31,
	2014	2014	2013	2012
Voyage revenue from external customers
GS&T	$77,885	$94,171	$188,206	$195,855
Baltic Trading	20,932	24,588	35,973	27,304
Total operating segments	98,817	118,759	224,179	223,159
Eliminating revenue	—	—	—	—
Total consolidated voyage revenue from external customers	$98,817	$118,759	$224,179	$223,159

The following table presents a reconciliation of total intersegment revenue, which eliminates upon consolidation, for the Company’s two operating segments for the Successor Company for the period from July 9 to December 31, 2014 and for the Predecessor Company for the period from January 1 to July 9, 2014 and for the years ended December 31, 2013 and 2012.  The intersegment revenue noted in the following table represents revenue earned by GS&T pursuant to the management agreement entered into with Baltic Trading, which includes commercial service fees, technical service fees and sale and purchase fees, if any.

	Successor	Predecessor
	Period from July 9 to December 31,	Period from January 1 to July 9,	For the Years Ended December 31,
	2014	2014	2013	2012
Intersegment Revenue
GS&T	$2,309	$2,156	$4,571	$2,816
Baltic Trading	—	—	—	—
Total operating segments	2,309	2,156	4,571	2,816
Eliminating revenue	(2,309)	(2,156)	(4,571)	(2,816)
Total consolidated intersegment revenue	$—	$—	$—	$—

The following table presents a reconciliation of total depreciation and amortization expense for the Company’s two operating segments to total consolidated depreciation and amortization expense for the Successor Company for the period from July 9 to December 31, 2014 and for the Predecessor Company for the period from January 1 to July 9, 2014 and for the years ended December 31, 2013 and 2012.  The eliminating depreciation and amortization expense noted in the following table consists of the elimination of intercompany transactions resulting from the depreciation expense associated with the 1% purchase fee due to GS&T from Baltic Trading pursuant to the Management Agreement.  The 1% purchase fee is capitalized as part of vessel assets by Baltic Trading and is depreciated over the remaining life of the vessel and therefore, the associated depreciation expense is eliminated upon consolidation.

	Successor	Predecessor
	Period from July 9 to December 31,	Period from January 1 to July 9,	For the Years Ended December 31,
	2014	2014	2013	2012
Depreciation and amortization
GS&T	$28,922	$65,237	$125,344	$124,405
Baltic Trading	7,794	10,829	15,564	14,814
Total operating segments	36,716	76,066	140,908	139,219
Eliminating depreciation and amortization	(2)	(114)	(165)	(156)
Total consolidated depreciation and amortization	$36,714	$75,952	$140,743	$139,063

The following table presents a reconciliation of total interest expense for the Company’s two operating segments to total consolidated interest expense for the Successor Company for the period from July 9 to December 31, 2014 and for the Predecessor Company for the period from January 1 to July 9, 2014 and for the years ended December 31, 2013 and 2012.  There is no eliminating interest expense as the interest incurred by each operating segment is related to each operating segment’s own debt facilities.

	Successor	Predecessor
	Period from July 9 to December 31,	Period from January 1 to July 9,	For the Years Ended December 31,
	2014	2014	2013	2012
Interest expense
GS&T	$4,791	$37,998	$83,761	$83,306
Baltic Trading	2,829	3,063	4,455	4,252
Total operating segments	7,620	41,061	88,216	87,558
Eliminating interest expense	—	—	—	—
Total consolidated interest expense	$7,620	$41,061	$88,216	$87,558

The following table presents a reconciliation of total net (loss) income for the Company’s two operating segments to total consolidated net (loss) income for the Successor Company for the period from July 9 to December 31, 2014 and for the Predecessor Company for the period from January 1 to July 9, 2014 and for the years ended December 31, 2013 and 2012.  The eliminating net (loss) income noted in the following table consists of the elimination of intercompany transactions between GS&T and Baltic Trading as well as dividends received by GS&T from Baltic Trading for its Class B shares of Baltic Trading.

	Successor	Predecessor
	Period from July 9 to December 31,	Period from January 1 to July 9,	For the Years Ended December 31,
	2014	2014	2013	2012
Net (loss) income
GS&T	$(177,921)	$878,127	$(144,054)	$(139,295)
Baltic Trading	(35,032)	(93,430)	(11,392)	(17,270)
Total operating segments	(212,953)	784,697	(155,446)	(156,565)
Eliminating net loss (income)	405	140	1,575	1,211
Total consolidated net (loss) income	$(213,358)	$784,557	$(157,021)	$(157,776)

The following table presents a reconciliation of total assets for the Company’s two operating segments to total consolidated net assets as of December 31, 2014 and December 31, 2013. The eliminating assets noted in the following table consist of the elimination of intercompany transactions resulting from the capitalization of fees paid to GS&T by Baltic Trading as vessel assets, including related accumulated depreciation, as well as the outstanding receivable balance due to GS&T from Baltic Trading as of December 31, 2014 and 2013.

	Successor	Predecessor
	December 31, 2014	December 31, 2013
Total assets
GS&T	$1,270,923	$2,404,811
Baltic Trading	482,415	557,367
Total operating segments	1,753,338	2,962,178
Eliminating assets	(425)	(4,924)
Total consolidated assets	$1,752,913	$2,957,254

The following table presents a reconciliation of total expenditures for vessel purchases, including vessel deposits, for the Company’s two operating segments to total consolidated expenditures for vessel purchases, including vessel deposits, for the Successor Company for the period from July 9 to December 31, 2014 and for the Predecessor Company for the period from January 1 to July 9, 2014 and for the years ended December 31, 2013 and 2012.  The eliminating expenditures for vessels noted in the following table consists primarily of the elimination of the 1% purchase fees due to GS&T from Baltic Trading pursuant to the Management Agreement which were paid by Baltic Trading to GS&T during the period from July 9 to December 31, 2014 and during the year ended December 31, 2013.

	Successor	Predecessor
	Period from July 9 to December 31,	Period from January 1 to July 9,	For the Years Ended December 31,
	2014	2014	2013	2012
Expenditures for vessels
GS&T	$831	$1,043	$192	$1,155
Baltic Trading	23,922	28,952	146,598	—
Total operating segments	24,753	29,995	146,790	1,155
Eliminating expenditures for vessels	(280)	—	(1,440)	—
Total consolidated expenditures for vessels	$24,473	$29,995	$145,350	$1,155

4 - CASH FLOW INFORMATION

As of December 31, 2013, the Company had four interest rate swaps which are described and discussed in Note 12 — Interest Rate Swap Agreements.  At December 31, 2013, the fair value of the four interest rate swaps were in a liability position of $6,975, all of which was classified within current liabilities.

For the period from July 9 to December 31, 2014, the Successor Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $464 for the Purchase of vessels, including deposits and $22 for the Purchase of other fixed assets.  Additionally, for the period from July 9 to December 31, 2014, the Successor Company had non-cash financing activities not included in the Consolidated Statement of Cash

Flows for items included in Accounts payable and accrued expenses consisting of $2,190 associated with the Payment of deferred financing fees.  Lastly, for the period from July 9 to December 31, 2014, the Successor Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Prepaid expenses and other current assets consisting of $7 associated with the Purchase of vessels, including deposits.

Professional fees and trustee fees in the amount of $1,591 were recognized in Reorganization items, net for the period from July 9 to December 31, 2014 by the Successor Company (refer to Note 21).  During this period, $32,794 of professional fees and trustee fees were paid through December 31, 2014 and $313 is included in Accounts payable and accrued expenses as of December 31, 2014.

For the period from January 1 to July 9, 2014, the Predecessor Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $53 for the Purchase of vessels, including deposits and $20 for the Purchase of other fixed assets.  Additionally, for the period from January 1 to July 9, 2014, the Predecessor Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $456 associated with the Payment of deferred financing fees.

Of the $35,232 of professional fees and trustee fees recognized in Reorganization items, net for the period from January 1 to July 9, 2014 by the Predecessor Company (refer to Note 21), $2,703 was paid through July 9, 2014 and $32,529 is included in Accounts payable and accrued expenses as of July 9, 2014.

For the year ended December 31, 2013, the Predecessor Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $618 for the Purchase of vessels, including deposits and $122 for the Purchase of other fixed assets.  For the year ended December 31, 2013, the Predecessor Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $78 associated with the Payment of deferred financing fees and $111 for the Payment of common stock issuance costs by its subsidiary.  Additionally, for the year ended December 31, 2013, the Predecessor Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in Current interest payable consisting of $13,199 associated with the Payment of deferred financing fees.

For the year ended December 31, 2012, the Predecessor Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in Long-term interest payable consisting of $13,199 associated with the Payment of deferred financing fees.

During the period from July 9 to December 31, 2014, the Successor Company made a reclassification of $9,140 from deposits on vessels to vessels, net of accumulated depreciation, due to the completion of the purchase of Baltic Hornet. No such reclassifications were made by the Predecessor Company during the period from January 1 to July 9, 2014 and during the years ended December 31, 2013 and 2012.

During the period from January 1 to July 9, 2014, the Predecessor Company made a reclassification of $984 from fixed assets to vessel assets for items that should be capitalized and depreciated over the remaining life of the respective vessels.

During the period from July 9 to December 31, 2014, cash paid by the Successor Company for interest, net of amounts capitalized, was $5,483.  During the period from January 1 to July 9, 2014 and the years ended December 31, 2013 and 2012, cash paid for interest, net of amounts capitalized and including bond coupon interest paid, was $40,209, $75,133 and $79,373 respectively.

During the period from July 9 to December 31, 2014, cash paid by the Successor Company for estimated income taxes was $750.  During the period from January 1 to July 9, 2014 and during the years ended December 31, 2013 and 2012, cash paid for estimated income taxes was $1,495, $1,275 and $1,216, respectively.

On August 7, 2014, the Company made grants of nonvested common stock pursuant to the MIP as approved by the Plan in the amount of 1,110,600 shares to the participating officers, directors and other management of the Successor Company.  The aggregate fair value of such nonvested stock was $22,212. Additionally, on August 7, 2014, the Company issued 8,557,461  MIP Warrants to the participating officers, directors and other management of the Successor Company.  The aggregate fair value of these awards upon emergence from bankruptcy was $54,436.

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

On April 9, 2014, Baltic Trading made grants of nonvested common stock in the amount of 36,345 shares to directors of Baltic Trading.  The aggregate fair value of such nonvested stock was $225.  Additionally, on December 18, 2014, 700,000 and 350,000 shares of Baltic Trading’s nonvested common stock were granted to Peter C. Georgiopoulos, Chairman of the Board of Baltic Trading, and John Wobensmith, Baltic Trading’s President and Chief Financial Officer, respectively.  The grant date fair value of such nonvested stock was $2,615.

On May 16, 2013, Baltic Trading made grants of nonvested common stock in the amount of 59,680 shares to directors of Baltic Trading.  The grant date fair value of such nonvested stock was $225.  These shares vested on April 9, 2014.  Additionally, on December 19, 2013, 539,000 and 400,000 shares of Baltic Trading’s nonvested common stock were granted to Peter C. Georgiopoulos and John Wobensmith, respectively.  The grant date fair value of such nonvested stock was $5,371.

On May 17, 2012 and December 13, 2012, Baltic Trading made grants of nonvested common stock in the amount of 12,500 and 37,500 shares, respectively, to directors of Baltic Trading.  The grant date fair value of such nonvested stock was $48 and $113, respectively.  These shares vested on May 16, 2013.  Additionally, on December 13, 2012, 166,666 and 83,333 shares of Baltic Trading’s nonvested common stock were granted to Peter C. Georgiopoulos and John Wobensmith, respectively.  The grant date fair value of such nonvested stock was $750. All of the aforementioned grants of Baltic Trading’s nonvested common stock were made under Baltic Trading’s Equity Incentive Plan.

5 — GOODWILL IMPAIRMENT

ASC 350-20 bases the accounting for goodwill on the reporting units of the combined entity. The Company has two reporting units as defined by criteria in ASC 350-20, GS&T and Baltic Trading.

The Company recorded Goodwill of $166,067 in adopting fresh-start reporting in accordance with provisions of ASC 852 as of the Effective Date, which was allocated to its two reporting units based on their relative fair values as of that date.

ASC 350-20 provides guidance for impairment testing of goodwill, which is not amortized. Goodwill is tested annually for impairment, or more frequently if events or changes in circumstances indicate that its carrying amount may not be recoverable, using a two-step process that begins with an estimation of the fair value of the Company’s reporting units. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. The first step involves a comparison of the estimated fair value of a reporting unit with its carrying amount. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is considered unimpaired. Conversely, if the carrying amount of the reporting unit exceeds its estimated fair value, the second step is performed to measure the amount of impairment, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the estimated fair value of the reporting unit to the estimated fair value of its existing assets and liabilities in a manner similar to a purchase price allocation. The unallocated portion of the estimated fair value of the reporting unit is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss, equivalent to the difference, is recorded as a reduction of goodwill and a charge to operating expense.

In the Company’s annual test of goodwill for impairment on December 31, 2014, the Company estimated the fair value of the reporting units to which its goodwill had been allocated. For this purpose the Company used the trailing 10-year industry average rates for each vessel class, over the remaining useful life of each vessel, recognizing that the transportation drybulk products is cyclical in nature and is subject to wide fluctuation in rates, and management believes the use of a 10-year average is the best measure of future rates over the remaining useful life of the Company’s fleet. Also for this purpose, the Company uses a utilization rate based on the Company’s historic average.  In addition, the Company expects to incur the following costs over the remaining useful lives of the vessels in the Company’s fleet:

•                  Vessel operating costs based on historic and budgeted costs adjusted for inflation,

•                  Drydocking costs based on historic costs adjusted for inflation, and

•                  General and administrative costs adjusted for inflation.

The more significant factors which could impact management’s assumptions regarding voyage revenues, drydocking costs and general and administrative expenses include, without limitation: (a) loss or reduction in business from the Company’s significant customers; (b) changes in demand; (c) material declines in rates in the tanker market; (d) changes in production of or demand for drybulk products, generally or in particular regions; (e) greater than anticipated levels of new building orders or lower than anticipated rates of scrapping; (f) changes in rules and regulations applicable to the drybulk industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (g) actions taken by regulatory authorities; and (h) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance.

Step 1 of impairment testing as of December 31, 2014 consisted of determining and comparing the fair value of a reporting unit, calculated by weighting discounted expected future cash flows, the fair value of the vessels and other assets owned by the reporting unit and the fair value of the reporting units based on the public trading price of each reporting unit, to the carrying value of each reporting unit. Based on performance of this test, it was determined that the goodwill allocated to each reporting unit may be impaired.

The Company then undertook the second step of the goodwill impairment test which involves the procedures discussed above. For purposes of determining the fair value of each reporting unit, the Company ascribed a weight of 75% to a valuation method based on the fair value of the reporting unit’s net assets; and 25% to the valuation method that utilized the public trading price of each reporting unit.  There was no weight ascribed to a third valuation methodology considered by management, which was the discounted cash flow (“DCF”) valuation method due to the significant volatility in the drybulk rate market and the values derived by applying the DCF valuation method were not consistent with the other values derived in applying the other two valuation methodologies considered.

As a result of this testing, management determined that all of the goodwill allocated to the two reporting units was impaired, which resulted in a write-off at December 31, 2014 of $166,067.  This impairment is attributable to the progressive decline in vessel charter rates that occurred from the Effective Date to the Company’s annual goodwill impairment test date of December 31, 2014, which included significant declines during the fourth quarter of 2014, which affected both the reporting units vessel values and their publicly traded stock prices.

Other than goodwill, the Company does not have any other intangible assets that are not amortized.

6 - VESSEL ACQUISITIONS

On July 2, 2013, Baltic Trading entered into agreements to purchase two Handysize drybulk vessels from subsidiaries of Clipper Group for an aggregate purchase price of $41,000.  The Baltic Hare, a 2009-built Handysize vessel, was delivered on September 5, 2013 and the Baltic Fox, a 2010-built Handysize vessel, was delivered on September 6, 2013.  Baltic Trading financed the vessel purchases with proceeds from its May 28, 2013 common stock offering and borrowings under its $22 Million Term Loan Facility entered into on August 30, 2013.  Refer to Note 10 — Debt below for further information regarding the Baltic Trading $22 Million Term Loan Facility.

On October 31, 2013, Baltic Trading entered into agreements to purchase two Capesize drybulk vessels from affiliates of SK Shipping Co. Ltd. for an aggregate purchase price of $103,000.  The Baltic Lion, a 2012-built Capesize vessel, was delivered on December 27, 2013, and the Baltic Tiger, a 2011-built Capesize vessel, was delivered on November 26, 2013.  Baltic Trading financed the vessel purchases with cash on hand and borrowings under its $44 Million Term Loan Facility entered into on December 3, 2013.  Refer to Note 10 — Debt below for further information regarding the Baltic Trading $44 Million Term Loan Facility.

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate.  Baltic Trading agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which Baltic Trading exercised on January 8, 2014. These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The first of these vessels, the Baltic Hornet, was delivered to Baltic Trading on October 29, 2014.  The Baltic Wasp was delivered to Baltic Trading on January 2, 2015. The Baltic Scorpion and the Baltic Mantis are expected to be delivered to Baltic Trading during the second and third quarters of 2015, respectively. As of December 31, 2014 and December 31, 2013, deposits on vessels were $25,593 and $1,013, respectively.  Baltic Trading intends to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the 2014 Baltic Trading Term Loan Facilities and the Baltic Trading $148 Million Credit Facility as described in Note 10 — Debt, to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.  On December 30, 2014, Baltic Trading paid $19,645 for the final payment due for the Baltic Wasp, which has been classified as noncurrent Restricted Cash in the Consolidated Balance Sheets as of December 31, 2014 as the payment was held in an escrow account and not released to the seller until the vessel was delivered to Baltic Trading on January 2, 2015.

Refer to Note 1 — General Information for a listing of the vessel delivery dates for the vessels in the Company’s fleet and the estimated delivery dates for vessels that Baltic Trading has entered into agreements to purchase.

Below market time charters, including those acquired during previous periods, were amortized as an increase to voyage revenue by the Predecessor Company in the amount of $68, $334 and $746 during the period from January 1 to July 9, 2014 and during the years ended December 31, 2013 and 2012, respectively.  The remaining unamortized fair market value of Time charters acquired at December 31, 2013 was $84.  As part of fresh-start reporting, the remaining liability for below market time charters was written-off during the re-valuation of our liabilities, refer to “Financial Statement Presentation” section in Note 1 — General Information.

Additionally, as part of fresh-start reporting, an asset for above market time charters was recorded in Time charters acquired in the amount of $450 for the Genco Bourgogne, Genco Muse and Genco Spirit.  These above market time charters were amortized as a decrease to voyage revenue by the Successor Company in the amount of $450 during the period from July 9 to December 31, 2014.  The remaining unamortized fair market value of Time charters acquired at December 31, 2014 is $0.

Capitalized interest expense associated with the newbuilding contracts entered into by Baltic Trading as recorded by the Successor Company for the period from July 9 to December 31, 2014 was $400.  Capitalized interest expense associated with the newbuilding contracts entered into by Baltic Trading as recorded by the Predecessor Company for the period from January 1 to July 9, 2014 and during the years ended December 31, 2013 and 2012 was $295, $0 and $0, respectively

7 —INVESTMENTS

The Company holds an investment in the capital stock of Jinhui and the stock of KLC.  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  These investments are designated as AFS and are reported at fair value, with unrealized gains and losses recorded in equity as a component of AOCI.  At December 31, 2014 and 2013, the Company held 16,335,100 shares of Jinhui capital stock which is recorded at its fair value of $26,414 and $77,488, respectively, based on the closing price on December 30, 2014 and 2013, respectively.  At December 31, 2014 and 2013, the Company held 3,355 shares of KLC stock which is recorded at its fair value of $72 and $82, respectively, based on the closing price on December 30, 2014 and 2013, respectively.

The Company reviews the investment in Jinhui and KLC for impairment on a quarterly basis.  There were no impairment charges recognized during the period from July 9 to December 31, 2014, January 1 to July 9, 2014 or during the years ended December 31, 2013 and 2012.

The unrealized gains (losses) for the Jinhui capital stock and KLC stock are a component of AOCI since these investments are designated as AFS securities.  As part of fresh-start reporting, the Company revised its cost basis for its investments in Jinhui and KLC based on their fair values on the Effective Date.

Refer to Note 13 — Accumulated Other Comprehensive Income (Loss) for a breakdown of the components of AOCI.

8 - NET (LOSS) INCOME PER SHARE

The computation of basic net (loss) income per share is based on the weighted-average number of common shares outstanding during the year.  The computation of diluted net (loss) income per share assumes the vesting of nonvested stock awards (refer to Note 24 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 1,110,600  and 0 nonvested shares outstanding at December 31, 2014 and July 9, 2014 for the Successor Company and Predecessor Company, respectively (refer to Note 24 — Stock-Based Compensation), all are anti-dilutive.  The Successor Company’s diluted net (loss) income per share will also reflect the assumed conversion of the Equity Warrants and MIP Warrants issued by the Successor Company if the impact is dilutive under the treasury stock method.  The Predecessor Company’s diluted net (loss) income per share will also reflect the assumed conversion under the Predecessor Company’s convertible debt if the impact is dilutive under the “if converted” method. The impact of the shares convertible under the Predecessor Company’s convertible notes is excluded from the computation of diluted income per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The components of the denominator for the calculation of basic net (loss) income per share and diluted net (loss) income per share are as follows:

	Successor	Predecessor
	Period from	Period from
	July 9 to	January 1 to
	December 31,	July 9,	Year Ended December 31,
	2014	2014	2013	2012
Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	60,360,515	43,568,942	43,249,070	41,727,075

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	60,360,515	43,568,942	43,249,070	41,727,075

Dilutive effect of warrants	—	—	—	—

Dilutive effect of convertible notes	—	—	—	—

Dilutive effect of restricted stock awards	—	—	—	—

Weighted-average common shares outstanding, diluted	60,360,515	43,568,942	43,249,070	41,727,075

The following table sets forth a reconciliation of the net (loss) income attributable to GS&T and the net (loss) income attributable to GS&T for diluted net (loss) income per share under the “if-converted” method:

	Successor	Predecessor
	Period from	Period from
	July 9 to	January 1 to
	December 31,	July 9,	Year Ended December 31,
	2014	2014	2013	2012

Net (loss) income attributable to GS&T	$(204,117)	$793,291	$(147,741)	$(144,928)

Interest expense related to convertible notes, if dilutive	—	—	—	—

Net (loss) income attributable to GS&T for the computation of diluted net (loss) income per share	$(204,117)	$793,291	$(147,741)	$(144,928)

9 - RELATED PARTY TRANSACTIONS

The following represent related party transactions reflected in these consolidated financial statements:

The Company makes available employees performing internal audit services to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.  For the period from July 9 to December 31, 2014, the Successor Company invoiced $12 to GMC and for the period from January 1 to July 9, 2014 and for the years ended December 31, 2013 and 2012, the Predecessor Company invoiced $72, $145 and $175, respectively, to GMC.  The amounts billed to GMC include time associated with such internal audit services and other expenditures.  Additionally, during the period from July 9 to December 31, 2014, the Successor Company incurred travel and other office related expenditures totaling $53.  For the period from January 1 to July 9, 2014 and during the years ended December 31, 2013 and 2012, the Predecessor Company incurred travel and other office related expenditures totaling $49, $133 and $87, respectively.  These amounts are reimbursable to GMC or its service provider.  At December 31, 2014 and 2013, the amount due to GMC from the Company was $41 and $16, respectively.

During the period from July 9 to December 31, 2014, the Successor Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $11 from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  Additionally, during the period from January 1 to July 9, 2014 and during the years ended December 31,

2013 and 2012, the Predecessor Company incurred legal services aggregating $3, $48 and $11, respectively, from Constantine Georgiopoulos. At December 31, 2014 and 2013, the amount due to Constantine Georgiopoulos was $9 and $25, respectively.

GS&T and Baltic Trading have entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the their fleets.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is Chairman of the Board of Aegean.  During the period from July 9 to December 31, 2014, Aegean supplied lubricating oils to the Successor Company’s vessels aggregating $790.  Additionally, during the period from January 1 to July 9, 2014 and during the years ended December 31, 2013 and 2012, Aegean supplied lubricating oils to the Predecessor Company’s vessels aggregating $1,087, $1,521 and $1,517, respectively.  At December 31, 2014 and 2013, $267 and $263 remained outstanding, respectively.

During the period from July 9 to December 31, 2014, the Successor Company invoiced MEP for technical services provided and expenses paid on MEP’s behalf aggregating $1,618.  During the period from January 1 to July 9, 2014 and during the years ended December 31, 2013 and 2012, the Predecessor Company invoiced MEP for technical services provided and expenses paid on MEP’s behalf aggregating $1,743, $3,430 and $3,396, respectively.  Peter C. Georgiopoulos, Chairman of the Board, controls and has a minority interest in MEP.  At December 31, 2014 and 2013, $10 and $7, respectively, was due to the Company from MEP.  Total service revenue earned by the Successor Company for the technical service provided to MEP for the period from July 9 to December 31, 2014 was $1,584.  Total service revenue earned by the Predecessor Company for technical services provided to MEP for the period from January 1 to July 9, 2014 and for the years ended December 31, 2013 and 2012 was $1,701, $3,285 and $3,294, respectively.

10 - DEBT

Long-term debt consists of the following:

	Successor	Predecessor
	December 31, 2014	December 31, 2013

2007 Credit Facility	$—	$1,055,912
$100 Million Term Loan Facility	67,792	75,484
$253 Million Term Loan Facility	165,568	180,793
2010 Baltic Trading Credit Facility	102,250	102,250
Baltic Trading $22 Million Term Loan Facility	20,125	21,625
Baltic Trading $44 Million Term Loan Facility	41,250	44,000
2014 Baltic Trading Term Loan Facilities	33,150	—
Less: Current portion	(34,324)	(1,316,439)

Long-term debt	$395,811	$163,625

Bankruptcy Proceedings

To allow discussions with the Company’s creditors concerning the Company’s restructuring to continue into April 2014 without the need to file for immediate bankruptcy relief, on March 31, 2014, the Company entered into agreements with certain of the lenders under our 2007 Credit Facility, our $100 Million Term Loan Facility, and our $253 Million Term Loan Facility (our “Credit Facilities”) to obtain waivers or forbearances with respect to certain potential or actual events of default as of March 31, 2014 as follows (the “Relief Agreements”):

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

The Relief Agreement for our 2007 Credit Facility provided that the agent and consenting lenders would forbear to exercise their rights and remedies through 11:59 p.m. on April 1, 2014 with respect to the foregoing potential or actual events of default, subject to earlier termination if a subsequent event of default occurs under our credit agreements other than those described above or if we breach the terms of the Relief Agreement. The Relief Agreements for our other two Credit Facilities provided that the agent and lenders waived through 11:59 p.m. on April 1, 2014 the foregoing potential or actual events of default, subject to earlier termination if a subsequent event of default occurs under our credit agreements or if we breach the terms of the Relief Agreements. Notwithstanding such waivers and forbearances, the fact that we did not make the scheduled amortization payment on March 31, 2014 constituted an event of default under our currently outstanding interest rate swap. In addition, under the indenture and supplemental indenture (the “Indenture”) governing our 5.0% Convertible Senior Notes issued on July 27, 2010 (the “2010 Notes”), the Company’s failure to make such payment would constitute an event of default under the Indenture if the Company failed to cure such default within 30 days after notice from the trustee under the Indenture.

On April 1, 2014, the Company entered into new agreements with the other parties to the Relief Agreements that extended the expiration of the forbearances and waivers under the Relief Agreements from 11:59 p.m. on April 1, 2014 to 11:59 p.m. on April 21, 2014. Also, the forbearances and waivers would have terminated if a definitive agreement for the Company’s restructuring was not effective by 11:59 p.m. on April 4, 2014. The Company avoided this termination through our entry into the Support Agreement. Such new agreements are otherwise on substantially the same terms and conditions as the Relief Agreements.

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

•      Commencing September 30, 2012, the Company was to repay the 2007 Credit Facility on a quarterly basis using excess cash, defined as the balance over $100,000 in the Company’s and certain of its subsidiaries’ accounts pledged under the 2007 Credit Facility.  Of such repayments, 25% would be allocated to the final payment at maturity, and 75% will be applied entirely against each successive scheduled mandatory principal repayment beginning with the payment due March 31, 2014.  Certain other mandatory repayments under the existing terms of this facility as well as voluntary prepayments will be applied in the same manner.  These obligations continued until the later of December 31, 2013 and the date on which the appraised value of certain mortgaged vessels is equal to at least 100% of the aggregate principal amount of the Company’s loans, letters of credit and certain hedge obligations under the 2007 Credit Facility.

•                  The Company and its subsidiaries (other than Baltic Trading and its subsidiaries) would not increase the amount of principal indebtedness currently outstanding under each of its three credit agreements or change their maturity dates.

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

2007 Credit Facility

On July 20, 2007, the Company entered into the 2007 Credit Facility with DnB Nor Bank ASA for the purpose of acquiring nine Capesize vessels and refinancing the Company’s existing 2005 Credit Facility and Short-Term Line.  DnB Nor Bank ASA is also Mandated Lead Arranger, Bookrunner, and Administrative Agent.  The Company has used borrowings under the 2007 Credit Facility to repay amounts outstanding under the 2005 Credit Facility and the Short-Term Line, and these two facilities have accordingly been terminated.  During the years ended December 31, 2012 and 2011, total repayments of $118,588 and $102,500 were made, respectively.  The $118,588 of repayments made during 2012 includes the $57,893 of repayments made during 2012 pursuant to the August 2012 Agreements, as noted in the “August 2012 Credit Facility Agreements” section hereof.  The $102,500 of repayments made during 2011 includes the $52,500 prepayment of debt made during 2011 pursuant to the December 2011 Agreements, as noted in the “December 2011 Credit Facility Amendments” section herein.  As of December 31, 2013, $1,055,912 was outstanding under the 2007 Credit Facility.  As of December 31, 2013, the Company had utilized its maximum borrowing capacity under the 2007 Credit Facility.  As noted in the “Bankruptcy Proceedings” section above, the 2007 Credit Facility was terminated on the Effective Date.

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

Amounts repaid under the 2007 Credit Facility may not be reborrowed.  The 2007 Credit Facility had a maturity date of July 20, 2017.

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

•                  up to $50,000 of working capital, if available; and

•                  the issuance of up to $50,000 of standby letters of credit.  At December 31, 2014 and 2013, there were no letters of credit issued under the 2007 Credit Facility.

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

The Company completed a pledge of its ownership interests in the subsidiary guarantors that own the nine Capesize vessels acquired.  The other collateral described above was pledged, as required, within 30 days of the effective date of the 2007 Credit Facility.

The Company’s borrowings under the 2007 Credit Facility bore interest at the London Interbank Offered Rate (“LIBOR”) for an interest period elected by the Company of one, three, or six months, or longer if available, plus the Applicable Margin which was 0.85% per annum.  Effective January 26, 2009, due to the 2009 Amendment, the Applicable Margin increased to 2.00%.  Additionally, effective August 1, 2012, due to the August 2012 Agreements, the Applicable Margin increased to 3.00%.  In addition to other fees payable by the Company in connection with the 2007 Credit Facility, the Company paid a commitment fee at a rate of 0.20% per annum of the daily average unutilized commitment of each lender under the facility until September 30, 2007, and 0.25% thereafter.  Effective January 26, 2009, due to the 2009 Amendment, the rate increased to 0.70% per annum of the daily average unutilized commitment of such lender.  Refer to “December 2011 Credit Facility Agreements” above for the facility fee that the Company is subject to pursuant to the December 2011 Agreements.

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

As of December 31, 2013, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the debt outstanding under this facility of $1,055,912 was classified as a current liability in the consolidated balance sheets as of December 31, 2013.

Refer to “Bankruptcy Proceedings” section above for further information about the Chapter 11 Cases and the termination of the 2007 Credit Facility on the Effective Date.

$100 Million Term Loan Facility

On August 12, 2010, the Company entered into the $100 Million Term Loan Facility with Crédit Agricole Corporate and Investment Bank, which is also acting as Agent and Security Trustee; and Crédit Industriel et Commercial; and Skandinaviska Enskilda Banken AB (publ) are the lenders under the facility.  The Company has used the $100 Million Term Loan Facility to fund or refund to the Company a portion of the purchase price of the acquisition of five vessels from Metrostar (Refer to Note 6 — Vessel Acquisitions).  Under the terms of the facility, the $100 Million Term Loan Facility was drawn down in five equal tranches of $20,000 each, with one tranche per vessel.  The $100 Million Term Loan Facility has a final maturity date of seven years from the date of the first drawdown, or August 17, 2017, and borrowings under the facility bear interest at LIBOR for an interest period of one, three or six months (as elected by the Company), plus 3.00% per annum.  A commitment fee of 1.35% is payable on the undrawn committed amount of the $100 Million Term Loan Facility, which began accruing on August 12, 2010.  Borrowings are to be repaid quarterly, with the outstanding principal amortized on a 13-year profile, with any outstanding amount under the $100 Million Term Loan Facility to be paid in full on the final maturity date.  Repaid amounts are no longer available and cannot be reborrowed.  Borrowings under the $100 Million Term Loan Facility are secured by liens on the five Metrostar vessels purchased by GS&T and other related assets.  Certain of the Company’s wholly-owned ship-owning subsidiaries, each of which own one of the five Metrostar vessels, will act as guarantors under the $100 Million Term Loan Facility.

As of December 31, 2014, the Company has utilized its maximum borrowing capacity under the $100 Million Term Loan Facility.

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

See above in this note under the heading “Bankruptcy Proceedings” for a description of the agreement the Company entered into to obtain waivers with respect to certain events of default relating to the $100 Million Term Loan Facility. See the “Bankruptcy Filing” section under Note 1 — General Information for the Company’s restructuring plans, including the filing of its Chapter 11 Cases and the Company’s subsequent emergence from Chapter 11.

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

As of December 31, 2014, the Company believed it was in compliance with all of the financial covenants under the Amended and Restated $100 Million Term Loan Facility.  However, as of December 31, 2013, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the following twelve months.  As such, the debt outstanding under this facility of $75,484 was classified as a current liability in the consolidated balance sheet as of December 31, 2013.

Following the procurement of updated valuations in February 2015, the Company was not in compliance with the collateral maintenance test of a ratio of 130%. The collateral measurement was 122.4%, representing an approximate shortfall of $5,150.  Under the terms of the credit facility the Company would need to cover such shortfall within 30 days from the time it is notified by the security agent.  The Company has not been notified by the security agent to take any remedial actions.  The Company has been in communication with the facility’s security agent and plans to add one of its unencumbered Handysize vessels as additional collateral to cover the shortfall and satisfy the collateral maintenance test.

The following table sets forth the repayment of the outstanding debt of $67,792 at December 31, 2014 under the Amended and Restated $100 Million Term Loan Facility:

Year Ending December 31,	Total

2015	$7,692
2016	7,692
2017	7,692
2018	7,692
2019	37,024
Total debt	$67,792

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

As of December 31, 2014, total drawdowns of $253,000 have been made under the $253 Million Term Loan Facility to fund or refund to the Company a portion of the purchase price of the 12 Bourbon vessels delivered during the third quarter of 2010 and the Bourbon vessel delivered during the first quarter of 2011.  Refer to Note 1 — General Information for a listing of the vessels delivered.  As of December 31, 2014, the Company has utilized its maximum borrowing capacity under the $253 Million Term Loan Facility.

The $253 Million Term Loan Facility requires the Company to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, liquidity and interest coverage; dividends; collateral maintenance requirements; and other covenants, most of which are in principle and calculation similar to our covenants under the existing 2007 Credit Facility.  As of December 31, 2014 and 2013, the Company had deposited $9,750 that has been reflected as restricted cash.  Restricted cash will be released only if the underlying collateral is sold or disposed of.  The $253 Million Term Loan Facility includes usual and customary events of default and remedies for facilities of this nature.  Refer to the “December 2011 Credit Facility Agreements” section herein for waivers obtained for specific covenants under this credit facility.

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

As of December 31, 2014, the Company believed it was in compliance with all of the financial covenants under the Amended and Restated $253 Million Term Loan Facility, except for the 135% collateral maintenance test. The actual percentage measured by the Company was 130.7% at December 31, 2014 and 134.8% on January 9, 2015 following the Company’s scheduled amortization payment of $5,075.  Under the terms of the credit facility the company would need to cover such shortfall within 30 days from the time it was notified by the security agent.  The Company has not been notified by the security agent to take any actions to remedy this slight shortfall. The Company has been in communication with the facility’s agent and prepaid $216 of the outstanding indebtedness on March 2, 2015, which will reduce the next scheduled amortization payment of $5,075 due in early April 2015. The next date that valuations under this credit facility will be required is June 30, 2015.

As of December 31, 2013, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the debt outstanding under this facility of $180,793 was classified as a current liability and the restricted cash related to this facility was classified as a current asset as of December 31, 2013 in the consolidated balance sheets.

The following table sets forth the repayment of the outstanding debt of $165,568 at December 31, 2014 under the Amended and Restated $253 Million Term Loan Facility:

Year Ending December 31,	Total

2015	$20,300
2016	20,300
2017	20,300
2018	20,300
2019	84,368
Total debt	$165,568

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

As of December 31, 2014, $7,750 remained available under the 2010 Baltic Trading Credit Facility as the total commitment was reduced to $110,000 pursuant to the August 2013 Amendment.  The total available working capital borrowings of $25,000 are subject to the total remaining availability under the 2010 Baltic Trading Credit Facility; therefore, only $7,750 is available for working capital purposes as of December 31, 2014.

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

As of December 31, 2014, the Company believes Baltic Trading is in compliance with all of the financial covenants under the 2010 Baltic Trading Credit Facility.

On December 31, 2014, Baltic Trading entered into the Baltic Trading $148 Million Credit Facility, refer to “Baltic Trading $148 Million Credit Facility” section below.  Borrowings under the Baltic Trading $148 Million Credit Facility will be used to refinance Baltic Trading’s indebtedness under the 2010 Baltic Trading Credit Facility.  On January 7, 2015, Baltic Trading repaid the $102,250 outstanding under the 2010 Baltic Trading Credit Facility with borrowings from the $148 Million Credit Facility.  Baltic Trading utilized the repayment terms under the Baltic Trading $148 Million Credit Facility in order to determine the repayment dates of the outstanding debt as of December 31, 2014.

The following table sets forth the repayment of the outstanding debt of $102,250 at December 31, 2014 under the 2010 Baltic Trading Credit Facility utilizing the payment terms under the Baltic Trading $148 Million Credit Facility:

Year Ending December 31,	Total

2015	$—
2016	4,378
2017	9,787
2018	9,787
2019	78,298
Total debt	$102,250

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

On September 4, 2013, Baltic Hare Limited and Baltic Fox Limited made drawdowns of $10,730 and $11,270 for the Baltic Hare and the Baltic Fox, respectively.  As of December 31, 2014, Baltic Trading has utilized its maximum borrowing capacity of $22,000 and there was no further availability.  At December 31, 2014 and 2013, the total outstanding debt balance was $20,125 and $21,625, respectively, as required repayments began on December 4, 2013.

As of December 31, 2014, the Company believes Baltic Trading is in compliance with all of the financial covenants under the Baltic Trading $22 Million Term Loan Facility.

The following table sets forth the repayment of the outstanding debt of $20,125 at December 31, 2014 under the Baltic Trading $22 Million Term Loan Facility:

Year Ending December 31,	Total

2015	$1,500
2016	1,500
2017	1,500
2018	1,500
2019	14,125

Total debt	$20,125

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

On December 23, 2013, Baltic Tiger Limited and Baltic Lion Limited made drawdowns of $21,400 and $22,600 for the Baltic Tiger and Baltic Lion, respectively.  As of December 31, 2014, Baltic Trading has utilized its maximum borrowing capacity of $44,000 and there was no further availability.  At December 31, 2014 and 2013, the total outstanding debt balance was $41,250 and $44,000, respectively, as required repayments began on March 24, 2014.

As of December 31, 2014, the Company believes Baltic Trading is in compliance with all of the financial covenants under the Baltic Trading $44 Million Term Loan Facility.

The following table sets forth the repayment of the outstanding debt of $41,250 at December 31, 2014 under the Baltic Trading $44 Million Term Loan Facility:

Year Ending December 31,	Total

2015	$2,750
2016	2,750
2017	2,750
2018	2,750
2019	30,250

Total debt	$41,250

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

The 2014 Baltic Trading Term Loan Facilities require Baltic Trading, Baltic Hornet Limited and Baltic Wasp Limited to comply with covenants comparable to those of the Baltic Trading $44 Million Term Loan Facility, with the exception of the collateral maintenance covenant and minimum cash requirement for the encumbered vessels. For the 2014 Baltic Trading Term Loan Facilities, the collateral maintenance covenant requiring that the minimum fair market value of the vessels acquired be 135% of the amount outstanding under the 2014 Baltic Trading Term Loan Facilities.  Additionally, for the 2014 Baltic Trading Term Loan Facilities, the Baltic Hornet Limited and Baltic Wasp Limit are required to maintain $750 each in their cash accounts.   Refer to “Baltic Trading $44 Million Term Loan Facility” section above.

On October 24, 2014, Baltic Trading drew down $16,800 for the purchase of the Baltic Hornet, which was delivered on October 29, 2014.  Additionally, on December 30, 2014, Baltic Trading drew down $16,350 for the purchase of the Baltic Wasp, which was delivered on January 2, 2015.  As of December 31, 2014, Baltic Trading has utilized its maximum borrowing capacity and there was no further availability.  At December 31, 2014, the total outstanding debt balance was $33,150.

As of December 31, 2014, the Company believes Baltic Trading is in compliance with all of the financial covenants under the 2014 Baltic Trading Term Loan Facilities.

The following table sets forth the repayment of the outstanding debt of $33,150 at December 31, 2014 under the 2014 Baltic Trading Term Loan Facilities:

Year Ending December 31,	Total

2015	$2,081
2016	2,763
2017	2,763
2018	2,763
2019	2,763
Thereafter	20,017

Total debt	$33,150

Baltic Trading $148 Million Credit Facility

On December 31, 2014, Baltic Trading entered into a $148,000 senior secured credit facility with Nordea Bank Finland plc,

New York Branch (“Nordea”), as Administrative and Security Agent, Nordea and Skandinaviska Enskilda Banken AB (Publ) (“SEB”), as Mandated Lead Arrangers, Nordea, as Bookrunner, and the lenders (including Nordea and SEB) party thereto (the “Baltic Trading $148 Million Credit Facility”).  The Baltic Trading $148 Million Credit Facility is comprised of an $115,000 revolving credit facility and $33,000 term loan facility.  Borrowings under the revolving credit facility will be used to refinance Baltic Trading’s outstanding indebtedness under the 2010 Baltic Trading Credit Facility.  Amounts borrowed under the revolving credit facility of the Baltic Trading $148 Million Credit Facility may be re-borrowed.  Borrowings under the term loan facility of the Baltic Trading $148 Million Credit Facility may be incurred pursuant to two single term loans in an amount of $16,500 each that will be used to finance, in part, the purchase of two newbuilding Ultramax vessels that Baltic Trading has agreed to acquire, namely the Baltic Scorpion and Baltic Mantis.  Amounts borrowed under the term loan facility of the Baltic Trading $148 Million Credit Facility may not be re-borrowed.

The Baltic Trading $148 Million Credit Facility has a maturity date of December 31, 2019.  Borrowings under this facility bear interest at LIBOR plus an applicable margin of 3.00% per annum.  A commitment fee of 1.2% per annum is payable on the unused daily portion of the Baltic Trading $148 Million Credit Facility, which began accruing on December 31, 2014.  The commitment under the revolving credit facility of the Baltic Trading $148 Million Credit Facility is subject to equal consecutive quarterly reductions of $2,447 each beginning June 30, 2015 through September 30, 2019.  Borrowings under the term loan facility of the Baltic Trading $148 Million Credit Facility are subject to equal consecutive quarterly installment repayments commencing three months after delivery of the relevant newbuilding Ultramax vessel, each in the amount of 1/60 of the aggregate outstanding term loan.  All remaining amounts outstanding under the Baltic Trading $148 Million Credit Facility must be repaid in full on the maturity date, December 31, 2019.

Borrowings under the Baltic Trading $148 Million Credit Facility are secured by liens on nine of Baltic Trading’s existing vessels that have served as collateral under the 2010 Baltic Trading Credit Facility, the two newbuilding Ultramax vessels noted above, and other related assets, including existing or future time charter contracts in excess of 36 months related to the foregoing vessels.

The Baltic Trading $148 Million Credit Facility requires Baltic Trading to comply with a number of customary covenants substantially similar to those in the 2010 Baltic Trading Credit Facility, including financial covenants related to liquidity, leverage, consolidated net worth and collateral maintenance.  Refer to the “2010 Baltic Trading Credit Facility” section above for further information.

As of December 31, 2014, $148,000 remained available under the Baltic Trading $148 Million Credit Facility as there were no drawdowns during the year ended December 31, 2014.

On January 7, 2015, Baltic Trading drew down $104,500 from the revolving credit facility of the Baltic Trading $148 Million Credit Facility.  Using these borrowings, Baltic Trading repaid the $102,250 outstanding under the 2010 Baltic Trading Facility.

As of December 31, 2014, the Company had not drawn down on the Baltic Trading $148 Million Credit Facility, and therefore no measurement of financial covenants was required for this facility.

Refer to “2010 Baltic Trading Credit Facility” section above for the repayment schedule of the outstanding debt of $102,250 as of December 31, 2014 which was refinanced with the Baltic Trading $148 Million Credit Facility.

Change of Control

If the Company’s ownership in Baltic Trading were to decrease to less than 10% of the aggregate number of shares of common stock and Class B Stock of Baltic Trading, the outstanding Baltic Trading Class B Stock held by the Company would automatically convert into common stock, and the voting power held by the Company in Baltic Trading would likewise decrease to less than 30%. This would result in a change of control as defined under the Baltic Trading 2010 Credit Facility, the Baltic Trading $22 Million Term Loan Facility, the Baltic Trading $44 Million Term Loan Facility and the 2014 Baltic Trading Term Loan Facilities, and would therefore constitute an event of default. Additionally, a change of control constituting an event of default under Baltic Trading’s credit facilities would also occur if any party other than the Company or certain other permitted holders beneficially owns more than 30% of the Company’s outstanding voting or economic equity interests, which may occur if a party were deemed to control Genco. Refer to Note 1 — General Information for discussion of the Company’s current economic status.  The Prepack Plan did not result, and the Company does not expect the Prepack Plan to result, in a reduction of the Company’s ownership in Baltic Trading.  As of the date of this report, no change of control under either of the foregoing tests has occurred.  In addition, Baltic Trading has the right to terminate the Management Agreement upon the occurrence of certain events, including a Manager Change of Control (as defined in the Management Agreement), without making a termination payment.  Some of these have occurred as a result of the transactions contemplated by the Prepack Plan, including the consummation of any transaction that results in (i) any “person” (as such term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), other than Peter Georgiopoulos or any of his affiliates, becoming the beneficial owner of 25% of the Company’s voting securities or (ii) the Company’s stock ceasing to be traded on the New York Stock Exchange or any other internationally recognized stock exchange.  Therefore, Baltic Trading may have the right to terminate the Management Agreement, although Baltic Trading may be prevented or delayed from doing so because of the effect of applicable bankruptcy law, including the automatic stay provisions of the United States Bankruptcy Code and the provisions of the Prepack Plan and the Confirmation Order.  The Prepack Plan did not result in any changes to the Management Agreement.  In its Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015, Baltic Trading stated that its Board of Directors had not made any determination as of the date of such report regarding any action in connection with the Management Agreement in light of the foregoing events.

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

Interest rates

The following tables set forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above included the costs associated with unused commitment fees.  For the Predecessor Company for the period from January 1 to July 9, 2014 and for the years ended December 31, 2013 and 2012, the effective interest rate also included the rate differential between the pay fixed, receive variable rate on the interest rate swap agreements that were in effect (refer to Note 12 — Interest Rate Swap Agreements), combined, as well as the 1.0% facility fee for the 2007 Credit Facility as noted above. The following tables also include the range of interest rates on the debt, excluding the impact of swaps and unused commitment fees, if applicable:

	Successor	Predecessor
	Period from	Period from
	July 9 to	January 1 to
	December 31,	July 9,	Year Ended December 31,
	2014	2014	2013	2012

Effective Interest Rate	3.60%	4.19%	4.70%	4.68%

Range of Interest Rates (excluding impact of swaps and unused commitment fees)	2.73% to 3.76%	3.15% to 5.15%	3.16% to 4.38%	3.21% to 4.63%

Letter of credit

In conjunction with the Company entering into a long-term office space lease (See Note 22 - Commitments and Contingencies), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit.  As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank.  The letter of credit outstanding was $300 as of December 31, 2014 and 2013 at a fee of 1% per annum.  The letter of credit is cancelable on each renewal date provided the landlord is given 150 days minimum notice.  This letter of credit has been securitized by $300 that was paid by the Company to DnB NOR Bank during the year ended December 31, 2012.  This has been recorded as restricted cash included in total noncurrent assets in the consolidated balance sheet as of December 31, 2014 and 2013.

11 — CONVERTIBLE SENIOR NOTES

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

Upon issuance, the Company estimated the fair value of the liability component of the 2010 Notes, assuming a 10% non-convertible borrowing rate, to be $100,625 and the fair value of the conversion option to be $24,375. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date and the Company proportionately allocated approximately $918 of issuance costs against this equity component. The issuance costs allocated to the liability component of $3,637 along with the debt discount is being amortized to interest expense over the approximate 5-year period to the maturity of the 2010 Notes on August 15, 2015 resulting in additional interest expense in future periods.  The issuance cost allocated to the liability component has been recorded as deferred financing costs; refer to Note 16 — Deferred Financing Costs.

The 2010 Notes were issued pursuant to an indenture, dated as of July 27, 2010 (the “Base Indenture”), by and between the Company and The Bank of New York Mellon, as trustee (the “Trustee”), supplemented by the First Supplemental Indenture dated as of June 27, 2010, by and between the Company and the Trustee (the “Supplemental Indenture,” and together with the Base Indenture, the “Indenture”).  The 2010 Notes were represented by a global security, executed by the Company, in the form attached to the Supplemental Indenture.  Interest was payable semi-annually in arrears on February 15 and August 15 of each year, which began on February 15, 2011. The 2010 Notes were to mature on August 15, 2015, subject to earlier repurchase or conversion upon the occurrence of certain events. Holders could have converted their 2010 Notes before February 15, 2015, only in certain circumstances determined by (i) the market price of the Company’s common stock, (ii) the trading price of the 2010 Notes, or (iii) the occurrence of specified corporate events.  The 2010 Notes were subject to repurchase by the Company at the option of the holders following a fundamental change, as defined in the Indenture, including, but not limited to, (i) certain ownership changes, (ii) certain recapitalizations, mergers and dispositions, (iii) approval of any plan or proposal for the liquidation, or dissolution of the Company, and (iv) the Company’s common stock ceasing to be listed on any of the New York Stock Exchange or the Nasdaq Global Select Market, any of their respective successors or any other U.S. national securities exchange, at a price equal to 100% of the principal amount of the 2010 Notes plus accrued and unpaid interest up to the fundamental change repurchase date.  After February 15, 2015, holders could convert their 2010 Notes at any time thereafter until the second scheduled trading day preceding maturity.

The Indenture included customary agreements and covenants by the Company, including with respect to events of default.

As noted in Note 1 — General Information, the filing of the Chapter 11 Cases by the Company on April 21, 2014 constituted an event of default with respect to the 2010 Notes.  On that date, the Company ceased recording interest expense related to the 2010 Notes.  During the period from January 1 to July 9, 2014, interest expense of $2,522, including the amortization of the discount of the liability components and the bond coupon interest expense, was not recorded by the Predecessor Company, which would have been incurred had the indebtedness not been reclassified as a Liability subject to compromise.  On the Effective Date, when the Company emerged from Chapter 11, the 2010 Notes and the Indenture were fully satisfied and discharged.

The following tables provide additional information about the Company’s 2010 Notes.

Predecessor
December 31, 2013
Carrying amount of the equity component (additional paid-in capital)	$24,375
Principal amount of the 2010 Notes	125,000
Unamortized discount of the liability component	9,119
Net carrying amount of the liability component	115,881

	Predecessor
	Period from
	January 1 to
	July 9,	Year Ended December 31,
	2014 (a)	2013	2012
Effective interest rate on liability component	10.0%	10.0%	10.0%
Cash interest expense recognized	$1,886	$6,250	$6,263
Non-cash interest expense recognized	1,592	4,963	4,537
Non-cash deferred financing amortization costs included in interest expense	216	720	722

(a)         The amounts and percentage reflect amounts through April 21, 2014 since the Company ceased recording interest expense due to the Chapter 11 Cases.

Refer to Note 1 — General Information for additional information regarding defaults relating to the 2010 Notes

12 - INTEREST RATE SWAP AGREEMENTS

As of March 31, 2014, the Company was in default under covenants of its 2007 Credit Facility due to the default on the scheduled debt amortization payment due on March 31, 2014. Refer to Note 1 — General Information for additional information regarding defaults relating to the swap.  The default under the 2007 Credit Facility required the Company to elect interest periods of only one-month, therefore the Company no longer qualified for hedge accounting under the original designation and hedge accounting was terminated effective March 31, 2014.  Additionally, the filing of the Chapter 11 Cases by the Company on the Petition Date constituted an event of default with respect to the outstanding interest rate swap with DNB Bank ASA.  As a result, DNB Bank ASA terminated all transactions under the remaining swap agreement effective April 30, 2014 and filed a secured claim with the Bankruptcy Court of $5,622. The claim was paid to DNB Bank ASA by the Successor Company during the period from July 9 to December 31, 2014.

As of December 31, 2013, the Company had four interest rate swap agreements outstanding with DnB Bank ASA to manage interest costs and the risk associated with changing interest rates related to the Company’s 2007 Credit Facility.  The total notional principal amount of the swaps at December 31, 2013 is $306,233 and the swaps had specified rates and durations.  Three of the swaps that were outstanding as of December 31, 2013 expired during 2014 prior to the Petition Date.

The swap agreements held by the Predecessor Company synthetically converted variable rate debt to fixed rate debt at the fixed interest rate of the swap plus the Applicable Margin, as defined in the “2007 Credit Facility” section above in Note 10 — Debt.

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

The differentials to be paid or received for these swap agreements were recognized as an adjustment to Interest expense as incurred.  The Company utilized cash flow hedge accounting for these swaps through March 31, 2014, whereby the effective portion of the change in value of the swaps was reflected as a component of AOCI.  The ineffective portion is recognized as Other expense, which is a component of Other (expense) income.  On March 31, 2014, the cash flow hedge accounting on the remaining swap agreement was discontinued.  Once cash flow hedge accounting was discontinued, the changes in the fair value of the interest rate swaps were recorded in the Consolidated Statement of Operations in Interest expense and the remaining amounts included in AOCI were amortized to interest expense over the original term of the hedging relationship for the Predecessor Company.

The interest expense pertaining to the interest rate swaps for the Predecessor Company for the period from January 1 to July 9, 2014 and the years ended December 31, 2013 and 2012 was $2,580, $9,963 and $13,440, respectively.

The following tables present the impact of derivative instruments and their location within the Consolidated Statement of Operations for the Predecessor Company:

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Period from January 1 to July 9, 2014

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2014	Portion)	2014	Portion)	2014
Interest rate contracts	$(179)	Interest Expense	$(2,580)	Other Income (Expense)	$—

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Year Ended December 31, 2013

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2013	Portion)	2013	Portion)	2013
Interest rate contracts	$(882)	Interest Expense	$(9,963)	Other Income (Expense)	$(4)

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Year Ended December 31, 2012

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into income (Effective	Amount of Gain (Loss) Reclassified from AOCI into income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2012	Portion)	2012	Portion)	2012
Interest rate contracts	$(4,252)	Interest Expense	$(13,440)	Other Income (Expense)	$100

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Period from January 1 to July 9, 2014 and for the Years Ended December 31, 2013 and 2012

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of	For the Period
	Gain (Loss)	from January 1 to
Derivatives not designated	Recognized in Income	July 9,	For the Year Ended December 31,
as Hedging Instruments	on Derivative	2014	2013	2012
Interest rate contracts	Interest Expense	$(225)	$—	$—

The Company was required to provide collateral in the form of vessel assets to support the interest rate swap agreements, excluding vessel assets of Baltic Trading.  Prior to the termination of the 2007 Credit Facility on the Effective Date, the Company’s 35 vessels mortgaged under the 2007 Credit Facility served as collateral in the aggregate amount of $100,000.

13 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI included in the accompanying consolidated balance sheets consist of net unrealized gain (loss) on cash flow hedges and net unrealized gains (losses) from investments in Jinhui stock and KLC stock for the Predecessor Company.  For the Successor Company, the components of AOCI included in the accompanying consolidated balance sheets consists only of net unrealized gains (losses) from investments in Jinhui stock and KLC stock based on the revised cost basis recorded as part of fresh-start reporting.

Changes in AOCI by Component

For the Period from July 9 to December 31, 2014

Successor Company

Net Unrealized Gain (Loss) on Investments
AOCI — July 9, 2014	$—

OCI before reclassifications	(25,317)
Amounts reclassified from AOCI	—
Net current-period OCI	(25,317)

AOCI — December 31, 2014	$(25,317)

Changes in AOCI by Component

For the Period from January 1, 2012 to July 9, 2014

Predecessor Company

	Net Unrealized Gain (Loss) on Cash Flow Hedges	Net Unrealized Gain on Investments	Total
AOCI — January 1, 2012	$(25,245)	$7,696	$(17,549)

OCI before reclassifications	22,628	(3,480)	19,148
Amounts reclassified from AOCI	(13,440)	—	(13,440)
Net current-period OCI	9,188	(3,480)	5,708

AOCI — December 31, 2012	$(16,057)	$4,216	$(11,841)

OCI before reclassifications	19,044	56,482	75,526
Amounts reclassified from AOCI	(9,963)	—	(9,963)
Net current-period OCI	9,081	56,482	65,563

AOCI — December 31, 2013	$(6,976)	$60,698	$53,722

OCI before reclassifications	(179)	(25,766)	(25,945)
Amounts reclassified from AOCI	2,580	—	2,580
Net current-period OCI	2,401	(25,766)	(23,365)

AOCI — July 9, 2014	$(4,575)	$34,932	$30,357

Reclassifications Out of AOCI

Predecessor Company

	Amount Reclassified from AOCI
	Predecessor
	For the Period
	from January 1 to			Affected Line Item in
	July 9,	For the Year Ended December 31,		the Statement Where
Details about AOCI Components	2014	2013	2012	Net Loss is Presented
Gains and losses on cash flow hedges Interest rate contracts	$2,580	$9,963	$13,440	Interest expense

Total reclassifications for the period	$2,580	$9,963	$13,440

14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at December 31, 2014 and 2013 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	Successor		Predecessor
	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$83,414	$83,414	$122,722	$122,722
Restricted cash	29,695	29,695	10,150	10,150
Floating rate debt	430,135	430,135	1,480,064	See Below
2010 Notes	—	—	115,881	63,438

The fair value of the floating rate debt under the Amended and Restated $100 Million Term Loan Facility and the Amended and Restated $253 Million Term Loan Facility are based on rates obtained upon our emergence from Chapter 11 on the Effective Date.  The 2007 Credit Facility was terminated on the Effective Date; however, a portion of the floating rate debt of the 2007 Credit Facility which was outstanding as of December 31, 2013 was traded in a private transaction for an amount that is not determinable by the Company, which Management believed was lower than the debt’s current carrying value as of December 31, 2013.  The 2010 Baltic Trading Credit Facility was refinanced by the Baltic Trading $148 Million Credit Facility which was entered into December 31, 2014.  On January 7, 2015, Baltic Trading settled the outstanding debt under the 2010 Baltic Trading Credit Facility with proceeds from the Baltic Trading $148 Million Credit Facility, therefore Management believes the floating debt outstanding under the 2010 Baltic Trading Credit Facility approximates its fair value as of December 31, 2014.  The fair value of the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility is based on rates that Baltic Trading recently obtained upon the effective dates of these facilities on August 30, 2013 and December 3, 2013, respectively.  Lastly, the fair value of the floating rate debt outstanding under the 2014 Baltic Trading Term Loan Facilities is based on rates that Baltic Trading recently obtained upon the effective date of these facilities on October 8, 2014.  Refer to Note 10 — Debt for further information.  Additionally, the Company considers its creditworthiness in determining the fair value of the floating rate debt under the credit facilities.  The carrying value approximates the fair market value for these floating rate loans, except for the 2007 Credit Facility as of December 31, 2013.  The fair value of the convertible senior notes payable represents the market value based on recent transactions of the 2010 Notes at December 31, 2013 without bifurcating the value of the conversion option.  The fair value of the interest rate swaps as of December 31, 2013 is the estimated amount the Company would pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of both the swap counterparty and the Company.  Refer to Note 11 —

Convertible Senior Notes and Note 12 — Interest Rate Swap Agreements for further information regarding the effect of the Chapter 11 Cases.  The carrying amounts of the Company’s other financial instruments at December 31, 2014 and 2013 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

As of December 31, 2014 and 2013, the fair values of the Company’s financial assets and liabilities are categorized as follows:

	Successor
	December 31, 2014
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$26,486	$26,486	$—

	Predecessor
	December 31, 2013
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$77,570	$77,570	$—
Derivative instruments — liability position	6,975	—	6,975

The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company also holds an investment in the stock of KLC, which is classified as a long-term investment.  The stock of KLC is publicly traded on the Korea Stock Exchange and is considered a Level 1 item. The Company’s only interest rate derivative instruments is a pay-fixed, receive-variable interest rate swaps based on LIBOR which was outstanding as of December 31, 2013.  The Company has elected to use the income approach to value the derivatives, using observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit spreads at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  Refer to Note 12 — Interest Rate Swap Agreements for further information regarding the Company’s interest rate swap agreements.  ASC 820-10 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty.  Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position have also been factored into the fair value measurement of the derivative instruments.  This credit valuation adjustment did not have a material impact on the fair value of these derivative instruments as of December 31, 2013.  Refer to Note 1 — General Information for additional information regarding defaults relating to the swap.  Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. The 2010 Notes are publicly traded in the over-the-counter market; however, they are not considered to be actively traded. As such, the 2010 Notes are considered to be a Level 2 item as of December 31, 2013.  The interest rate swap agreement and 2010 Notes were not outstanding as of December 31, 2014.  The Company did not have any Level 3 financial assets or liabilities during the years ended December 31, 2014 and 2013.

15 - PREPAID EXPENSES AND OTHER CURRENT AND NONCURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	Successor	Predecessor
	December 31, 2014	December 31, 2013
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$11,018	$11,342
Prepaid items	4,638	5,000
Insurance receivable	1,951	1,096
Other	4,816	1,627
Total prepaid expenses and other current assets	$22,423	$19,065

Other noncurrent assets in the amount of $514 at December 31, 2014 and 2013 represent the security deposit related to the operating lease entered into effective April 4, 2011. Refer to Note 22 — Commitments and Contingencies for further information related to the lease agreement.

16 — DEFERRED FINANCING COSTS

Deferred financing costs includes fees, commissions and legal expenses associated with securing loan facilities and other debt offerings and amending existing loan facilities.  These costs are amortized over the life of the related debt and are included in interest expense.  Refer to Note 10 — Debt for further information regarding the existing loan facilities.

Total net deferred financing costs consist of the following as of December 31, 2014 and 2013:

	Successor	Predecessor
	December 31, 2014	December 31, 2013

2007 Credit Facility	$—	$29,568
$ 100 Million Term Loan Facility	1,492	1,783
$ 253 Million Term Loan Facility	3,135	4,708
2010 Notes	—	3,637
2010 Baltic Trading Credit Facility	—	3,339
Baltic Trading $148 Million Credit Facility	3,233	—
Baltic Trading $22 Million Term Loan Facility	529	518
Baltic Trading $44 Million Term Loan Facility	758	737
2014 Baltic Trading Term Loan Facilities	1,853	—
Total deferred financing costs	11,000	44,290
Less: accumulated amortization	729	22,279
Total	$10,271	$22,011

Amortization expense of deferred financing costs for the Successor Company for the period from July 9 to December 31, 2014 was $845.  Amortization expense of deferred financing costs for the Predecessor Company for the period from January 1 to July 9, 2014 and for the years ended December 31, 2013 and 2012 was $4,461, $9,116 and $5,413, respectively.  This amortization expense is recorded as a component of interest expense in the Consolidated Statements of Operations.

On the Effective Date, the Company eliminated the net unamortized deferred financing costs for the 2007 Credit Facility and the 2010 Notes and classified the changes as Restructuring items, net in the Consolidated Statements of Operation for the Predecessor Company as both the 2007 Credit Facility and 2010 Notes were terminated as part of the Plan.  Additionally, the unamortized deferred financing costs for the $100 Million Term Loan Facility and the $253 Million Term Loan Facility prior to their Restatements and Amendment pursuant to the Plan were eliminated and the Company classified the changes to Restructuring items, net in the Consolidated Statements of Operation for the Predecessor Company.  Fees and legal expenses for securing the Amended and Restated $100 Million and $253 Million Term Loan Facilities have been capitalized as deferred financing costs and will be amortized over the extended term of the respective loans.

Baltic Trading entered into the Baltic Trading $148 Million Credit Facility on December 31, 2014, which was used to refinance the outstanding indebtedness under the 2010 Baltic Trading Credit Facility.  As such, on December 31, 2014, the net unamortized deferred financing costs associated with the 2010 Baltic Trading Credit Facility are going to be amortized over the life of the Baltic Trading $148 Million Credit Facility.  (Refer to Note 10 — Debt)

17 - FIXED ASSETS

Fixed assets consist of the following:

	Successor	Predecessor
	December 31, 2014	December 31, 2013
Fixed assets, at cost:
Vessel equipment	$229	$4,323
Leasehold improvements	—	2,679
Furniture and fixtures	462	786
Computer equipment	129	754
Total costs	820	8,542
Less: accumulated depreciation and amortization	119	3,438
Total	$701	$5,104

Refer to Note 4 — Cash Flow Information for information regarding the reclassification from fixed assets to vessels assets by the Predecessor Company during the period from January 1 to July 9, 2014.

18 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	Successor	Predecessor
	December 31, 2014	December 31, 2013
Accounts payable	$9,921	$5,643
Accrued general and administrative expenses	5,894	8,960
Accrued vessel operating expenses	12,402	12,756
Total	$28,217	$27,359

19 — LIABILITIES SUBJECT TO COMPROMISE

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

20 — REVENUE FROM TIME CHARTERS

Total voyage revenue includes revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters.  For the period from July 9 to December 31, 2014, the Successor Company earned $98,817 of voyage revenue.  For the period from January 1 to July 9, 2014 and for the years ended December 31, 2013 and 2012, the Predecessor Company earned $118,759, $224,179 and $223,159, respectively.  There was no profit sharing revenue earned during the years ended December 31, 2014, 2013 and 2012.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of February 11, 2015, is expected to be $6,024 during 2015, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For drydockings, the Company assumes twenty days of offhire.  Future minimum revenue excludes revenue earned for the vessels currently in pool arrangements and vessels that are currently on or will be on spot market-related time charters, as spot rates cannot be estimated, as well as profit sharing revenue.

21 — REORGANIZATION ITEMS, NET

Reorganization items, net represent amounts incurred and recovered subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

	Successor	Predecessor
	Period from July 9 to December 31, 2014	Period from January 1 to July 9, 2014
Professional fees incurred	$968	$34,981
Trustee fees incurred	623	251
Total reorganization fees	$1,591	$35,232

Gain on settlement of liabilities subject to compromise	$—	$(1,187,689)
Net gain on debt and equity discharge and issuance	—	(775,086)
Fresh-start reporting adjustments	—	1,045,376
Total fresh-start adjustment	$—	$(917,399)

Total reorganization items, net	$1,591	$(882,167)

22 — COMMITMENTS AND CONTINGENCIES

In September 2005, the Company entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  On January 6, 2012, the Company ceased the use of this space.  During the period from January 1 to July 9, 2014 and during the years ended December 31, 2013 and 2012, the Predecessor Company recorded net rent expense of ($41), $1,264 and $92, respectively, representing the adjustment to and the present value of the Company’s estimated remaining rent expense for the duration of the lease after taking into account estimated future sublease income based on the sublease agreement entered into effective November 1, 2013 and deferred rent on the facility.  The current and long-term lease obligations related to this lease agreement as of December 31, 2013 of $176 and $744, respectively, are recorded in the consolidated balance sheets in Current portion of lease obligations and Long-term lease obligations, respectively, for the Predecessor Company.  Pursuant to the Plan that was approved by the Bankruptcy Court, the Debtors rejected the lease agreement on the Effective Date and the Company believes that it will owe the lessor the remaining liability.

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011.

Following the expiration of the free base rental period, the monthly base rental payments are $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor was obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that commences immediately upon the expiration of such sub-sublease agreements, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the entire lease from June 1, 2011 to September 30, 2025 was $130 for the Predecessor Company.  On the Effective Date, a revised straight-line rent calculation was completed as part of fresh-start reporting.  The revised monthly straight-line rental expense for the remaining term of the lease from the Effective Date to September 30, 2025 is $150. The Company had a long-term lease obligation at December 31, 2014 and 2013 of $390 and $2,370, respectively.  Rent expense pertaining to this lease recorded by the Successor Company for the period from July 9 to December 31, 2014 was $865.  Rent expense pertaining to this lease recorded by the Predecessor Company for the period from January 1 to July 9, 2014 and for the years ended December 31, 2013 and 2012 was $813 $1,558 and $1,558, respectively.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows:  $1,037 for 2015, $1,076 annually for 2016 and 2017, $916 for 2018, $2,230 for 2019 and a total of $13,360 for the remaining term of the lease.

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application.  On February 5, 2010, the rehabilitation plan submitted by Samsun was approved by the South Korean courts.  As part of the rehabilitation process, the Company’s claim of $17,212 will be settled in the following manner; 34.0%, or $5,852, will be paid in cash in annual installments on December 30th of each year from 2010 through 2019 ranging from 8.0% to 17.0%; the remaining 66.0%, or $11,360, was converted to Samsun shares at a specified value per share.  During the year ended December 31, 2014, the Company received $296 and $234 from Samsun for the remainder of the payment that was due on December 30, 2012, including interest, and 50% of the payment that was due on December 30, 2013, respectively.  During the year ended December 31, 2013, there were no payments remitted by Samsun.  Lastly, during the year ended December 31, 2012, the Company received $263 from Samsun which represented 50% of the payment due on December 30, 2012.  As such, during the years ended December 31, 2014, 2013 and 2012, $530, $0 and $263, respectively, have been recorded as other operating income.

During January 2011, the Genco Success, a 1997-built Handymax vessel, was on charter to KLC when KLC filed for a rehabilitation application with South Korean courts.  The original rehabilitation plan submitted by KLC was approved by the South Korean courts on July 3, 2012.  However, on October 4, 2013, a final revised rehabilitation plan was approved by the South Korean courts which resulted in a settlement payment to be paid to the Company of $21 in addition to 3,355 shares of stock of KLC.  The Company valued the shares of KLC stock using the fair value on the date that the shares were received which resulted in other operating income of $100.  These shares of KLC stock have been classified as AFS, refer to Note 7 — Investments for further information.  As per the original rehabilitation plan, the Company received a payment of $2 from KLC on December 30, 2012. As such, during the years ended December 31, 2014, 2013 and 2012, $0, $121 and $2, respectively, have been recorded as other operating income.

23 — SAVINGS PLAN

In August 2005, the Company established a 401(k) plan that is available to full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis.  The matching contribution vests immediately.   For the period from July 9 to December 31, 2014, the Successor Company’s matching contributions to this plan were $181.  For the period from January 1 to July 9, 2014 and the years ended December 31, 2013 and 2012, the Predecessor Company’s matching contributions to this plan were $131, $301 and $296, respectively.

24 — STOCK-BASED COMPENSATION

Genco Shipping & Trading — Predecessor Company

On July 12, 2005, the Company’s Board of Directors approved the Genco Shipping and Trading Limited 2005 Equity Incentive Plan (the “2005 GS&T Plan”).  The aggregate number of shares of common stock available for award under the 2005 GS&T Plan is 2,000,000 shares.  Additionally, on May 17, 2012, at the Company’s 2012 Annual Meeting of Shareholders, the Company’s

shareholders approved the Genco Shipping and Trading Limited 2012 Equity Incentive Plan (the “2012 GS&T Plan”).  The aggregate number of shares of common stock available for award under the 2012 GS&T Plan is 3,000,000 shares.  Under these plans, the Company’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to employees, directors and consultants who the compensation committee (or other committee or the Board of Directors) believes are key to the Company’s success.  Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, nonvested stock, unrestricted stock and performance shares.  Under the Plan, on the Effective Date, any unvested shares under the 2005 and 2012 GS&T Plans were deemed vested automatically and Equity Warrants were issued.  Refer to “Successor Company Equity Warrant Agreement” section in Note 1 — General Information for further information. The vesting of these shares is included in the $2,403 of nonvested stock amortization expense recorded by the Predecessor Company during the period from January 1 to July 9, 2014 and is included in the table below.

Under the 2005 and 2012 GS&T Plans, grants of nonvested common stock to executives and employees vested ratably on each of the four anniversaries of the determined vesting date.  Grants of nonvested common stock issued under the 2005 and 2012 GS&T Plans to directors vested the earlier of the first anniversary of the grant date or the date of the next annual shareholders’ meeting, which are typically held during May.  Grants of nonvested common stock issued under the 2005 and 2012 GS&T Plans to the Company’s Chairman, Peter C. Georgiopoulos, that were not granted as part of grants made to all directors, excluding the grants made on December 13, 2012, December 28, 2011 and December 21, 2010, vested ratably on each of the ten anniversaries of the vesting date.

The table below summarizes the Predecessor Company’s nonvested stock awards for the period from January 1, 2012 to July 9, 2014 under the 2005 and 2012 GS&T Plans:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2014 - Predecessor	880,465	$7.77
Granted	—	—
Vested	(880,465)	7.77
Forfeited	—	—

Outstanding at July 9, 2014 - Predecessor	—	$—

	Year Ended December 31,
	2013		2012
	Number of Shares	Weighted Average Grant Date Price	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1 - Predecessor	1,108,762	$9.47	936,787	$14.06
Granted	200,634	1.57	464,175	2.71
Vested	(407,431)	9.46	(290,700)	13.49
Forfeited	(21,500)	5.53	(1,500)	6.39

Outstanding at December 31 - Predecessor	880,465	$7.77	1,108,762	$9.47

The total fair value of shares that vested under the 2005 and 2012 GS&T Plans during the period from January 1 to July 9, 2014 and during the years ended December 31, 2013 and 2012 was $691, $943 and $733, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the period from January 1 to July 9, 2014 and for the years ended December 31, 2013 and 2012, the Predecessor Company recognized nonvested stock amortization expense for the 2005 and 2012 GS&T Plans, which is included in general, administrative and management fees, as follows:

	Predecessor
	Period from January 1 to July 9,	Year Ended December 31,
	2014	2013	2012

General, administrative and management fees	$2,403	$2,924	$4,087

Genco Shipping & Trading — Successor Company

2014 Management Incentive Plan

On the Effective Date, pursuant to the Chapter 11 Plan, the Company adopted the MIP (as defined in Note 1 — General Information). An aggregate of 9,668,061 shares of Common Stock were available for award under the MIP, which were awarded in the form of restricted stock grants and awards of three tiers of MIP Warrants with staggered strike prices based on increasing equity values.  The number of shares of common stock available under the Plan represented approximately 1.8% of the shares of post-emergence Common Stock outstanding as of the Effective Date on a fully-diluted basis. Awards under the MIP were available to eligible employees, non-employee directors and/or officers of the Company and its subsidiaries (collectively, “Eligible Individuals”). Under the MIP, a committee appointed by the Board from time to time (or, in the absence of such a committee, the Board) (in either case, the “Plan Committee”) may grant a variety of stock-based incentive awards, as the Plan Committee deems appropriate, to Eligible Individuals. The MIP Warrants are exercisable on a cashless basis and contain customary anti-dilution protection in the event of any stock split, reverse stock split, stock dividend, reclassification, dividend or other distributions (including, but not limited to, cash dividends), or business combination transaction.

On August 7, 2014, pursuant to the MIP, certain individuals were granted MIP Warrants whereby each warrant can be converted on a cashless basis for the amount in excess of the respective strike price. The MIP Warrants were issued in three tranches, which are exercisable for 2,380,664, 2,467,009, and 3,709,788 shares and have exercise prices of $25.91 (the “$25.91 Warrants”), $28.73 (the “$28.73 Warrants”) and $34.19 (the “$34.19 Warrants”), respectively. The fair value of each warrant upon emergence from bankruptcy was $7.22 for the $25.91 Warrants, $6.63 for the $28.73 Warrants and $5.63 for the $34.19 Warrants. The warrant values were based upon a calculation using the Black-Scholes-Merton option pricing formula. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, cost of capital interest rate and expected life of the instrument. The Company has determined that the warrants should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black-Scholes-Merton option pricing formula against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification. The Black-Scholes-Merton option pricing formula used a volatility of 43.91% (representing the six-year volatility of a peer group), a risk-free interest rate of 1.85% and a dividend rate of 0%.  The aggregate fair value of these awards upon emergence from bankruptcy was $54,436. The warrants vest 33.33% on each of the first three anniversaries of the grant date, with accelerated vesting upon a change in control of the Company.

For the period from August 7, 2014 to December 31, 2014, the Successor Company recognized amortization expense of the fair value of these warrants of $13,390 which is included in the Company’s Consolidated Statements of Operations as a component of General, administrative and management fees. Amortization of the unamortized stock-based compensation balance of $41,046 as of December 31, 2014 is expected to be expensed $25,941, $11,496, and $3,609 during the years ending December 31, 2015, 2016 and 2017, respectively.  The following table summarizes all the warrant activity for the period July 9, 2014 to December 31, 2014:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at July 9, 2014 - Successor	—	$—	$—
Granted	8,557,461	30.31	6.36
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at December 31, 2014 - Successor	8,557,461	$30.31	$6.36

The following table summarizes certain information about the warrants outstanding as of December 31, 2014:

	Warrants Outstanding, December 31, 2014			Warrants Exercisable, December 31, 2014
Weighted
		Weighted	Average		Weighted
Weighted Average Exercise Price	Number of Warrants	Average Exercise Price	Remaining Contractual Life	Number of Warrants	Average Exercise Price
$30.31	8,557,461	$30.31	5.60	—	—

On August 6, 2014, the Successor Company’s Board of Directors approved the 2014 Equity Incentive Plan for an aggregate of 250,000,000, which included the shares issued for the Successor Company pursuant to the Plan.  The nonvested stock awards granted under the 2014 MIP Plan will vest ratably on each of the three anniversaries of the determined vesting date of August 7, 2014.  The table below summarizes the Successor Company’s nonvested stock awards for the period from July 9 to December 31, 2014 that were issued under the 2014 MIP Plan:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at July 9, 2014 - Successor	—	$—
Granted	1,110,600	20.00
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2014 - Successor	1,110,600	$20.00

The total fair value of restricted shares that vested under the 2014 MIP Plan during the period from July 9 to December 31, 2014 for the Successor Company was $0.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the period from July 9 to December 31, 2014, the Successor Company recognized nonvested stock amortization expense for the 2014 MIP Plan restricted shares, which is included in General, administrative and management fees, as follows:

Successor
Period from July 9 to December 31, 2014
General, administrative and management fees	$5,464

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2014, unrecognized compensation cost of $16,748 related to nonvested stock will be recognized over a weighted-average period of 2.6 years.

Baltic Trading Limited

On March 3, 2010, Baltic Trading’s Board of Directors approved the Baltic Trading Limited 2010 Equity Incentive Plan (the “Baltic Trading Plan”).  On March 13, 2014, Baltic Trading’s Board of Directors approved an amendment to the Baltic Trading Plan that increased the aggregate number of shares of common stock available for awards from 2,000,000 to 6,000,000 shares.  Additionally, on April 9, 2014, at Baltic Trading’s 2014 Annual Meeting of Shareholders, Baltic Trading’s shareholders approved the amendment to the Baltic Trading Plan.  Under the Baltic Trading Plan, Baltic Trading’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to officers, directors, and executive, managerial, administrative and professional employees of and consultants to Baltic Trading or the Company whom the compensation committee (or other committee of the Board of Directors) believes are key to Baltic Trading’s success.  Awards may consist of restricted stock, restricted stock units, stock options, stock appreciation rights and other stock or cash-based awards.

Grants of restricted stock to Peter C. Georgiopoulos, Chairman of the Board of Baltic Trading, and John Wobensmith, President and Chief Financial Officer of Baltic Trading, made in connection with Baltic Trading’s IPO vest ratably on each of the first four anniversaries of March 15, 2010.  Grants of restricted common stock to Baltic Trading’s directors made following Baltic Trading’s IPO (which exclude the foregoing grant to Mr. Georgiopoulos) vest the earlier of the first anniversary of the grant date or the date of Baltic Trading’s next annual shareholders’ meeting.  Grants of restricted stock made to executives and the Chairman of the Board not in connection with the Company’s IPO vest ratably on each of the first four anniversaries of the determined vesting date.

The following table presents a summary of Baltic Trading’s nonvested stock awards for the three years ended December 31, 2014 under the Baltic Trading Plan:

	Year Ended December 31,
	2014		2013		2012
	Number of Baltic Trading Common Shares	Weighted Average Grant Date Price	Number of Baltic Trading Common Shares	Weighted Average Grant Date Price	Number of Baltic Trading Common Shares	Weighted Average Grant Date Price
Outstanding at January 1	1,381,429	$6.03	664,249	$7.70	545,750	$11.60
Granted	1,086,345	2.61	998,680	5.60	299,999	3.04
Vested	(525,930)	7.21	(281,500)	8.48	(181,500)	11.71
Forfeited	—	—	—	—	—	—

Outstanding at December 31	1,941,844	$3.80	1,381,429	$6.03	664,249	$7.70

The total fair value of shares that vested under the Baltic Trading Plan during the period from July 9 to December 31, 2014, the period from January 1 to July 9, 2014 and during the years ended December 31, 2013 and 2012 was $1,168, $1,143, $1,194 and $663.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The Successor Company and the Predecessor Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in General, administrative and management fees, as follows:

	Successor	Predecessor
	Period from July 9 to December 31,	Period from January 1 to July 9,	Year Ended December 31,
	2014	2014	2013	2012
General, administrative and management fees	$1,551	$1,949	$1,558	$1,777

The Company is amortizing Baltic Trading’s grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2014, unrecognized compensation cost of $5,273 related to nonvested stock will be recognized over a weighted-average period of 3.28 years.

25 — SHARE REPURCHASE PROGRAM

On February 13, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of $50,000 of the Company’s common stock.  Share repurchases were to be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act.  The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice.  Prior to the termination of the 2007 Credit Facility pursuant to the Plan, repurchases were subject to restrictions under the 2007 Credit Facility.  The 2007 Credit Facility was amended as of February 13, 2008 to permit the share repurchase program and provide that the dollar amount of shares repurchased is counted toward the maximum dollar amount of dividends that may be paid in any fiscal quarter.  Subsequently, on January 26, 2009, the Company entered into the 2009 Amendment which amended the 2007 Credit Facility to require the Company to suspend all share repurchases until the Company can represent that it is in a position to again satisfy the collateral maintenance covenant.  Refer to Note 10 —Debt.

Since the inception of its share repurchase program through July 9, 2014, the Predecessor Company repurchased and retired 278,300 shares of its common stock for $11,500.  No share repurchases were made by the Predecessor Company during the period from January 1 to July 9, 2014 and during the years ended December 31, 2013 and 2012.

26 - LEGAL PROCEEDINGS

Refer to Note 1 — General Information for information concerning the Chapter 11 Cases.

On March 28, 2014, the Genco Auvergne was arrested due to a disputed claim with the charterer of one of the Company’s other vessels, namely the Genco Ardennes. In order for the Company to release the Genco Auvergne from its arrest, the Company entered into a cash collateralized $900 bank guarantee with Skandinaviska Enskilda Banken AB (the “SEB Bank Guarantee”) on April 3, 2014. The vessel has since been released from its arrest and the bank guarantee will remain in an escrow account until the arbitration related to this case is completed. The SEB Bank Guarantee resulted in additional indebtedness by the Company. As the Company was in default under the covenants of its 2007 Credit Facility due to the default on a scheduled debt amortization payment due on March 31, 2014, on April 3, 2014 the Company received a consent from the lenders under the 2007 Credit Facility to incur this additional indebtedness. Also, under the $253 Million Term Loan Facility for which the Genco Auvergne is collateralized, the Company may not incur additional indebtedness related to its collateralized vessels under this facility. The Company also received a consent from the lenders under the $253 Million Term Loan Facility on April 3, 2014 in order to enter the SEB Bank Guarantee.  The $900 to collateralize the bank guarantee has been recorded as Prepaid expenses and other current assets in the Consolidated Balance Sheets as of December 31, 2014.

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

27 — UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.  We have presented the unaudited quarterly results of operations separately for the Successor Company and the Predecessor Company.

	2014
	Predecessor			Successor
			Period from	Period from
	Quarter Ended		July 1 to	July 9 to	Quarter Ended
	March 31	June 30	July 9	September 30	December 31
	(In thousands, except share and per share amounts)
Revenues	$63,180	$51,545	$4,034	$43,943	$54,874
Operating (loss) income	(20,766)	(26,552)	(8,356)	(17,436)	(185,796)

Net (loss) income	(42,238)	(65,557)	892,351	(22,562)	(190,795)
Net (loss) income attributable to noncontrolling interest	(3,133)	(5,033)	(568)	(4,272)	(4,969)
Net (loss) income attributable to Genco Shipping & Trading Limited	(39,105)	(60,524)	892,919	(18,290)	(185,826)

Net (loss) earnings per share - basic (2)	$(0.90)	$(1.39)	$20.49	$(0.30)	$(3.08)
Net (loss) earnings per share - diluted (2)	$(0.90)	$(1.39)	$20.49	$(0.30)	$(3.08)
Dividends declares and paid per share (1)	$—	$—	$—	$—	$—
Weighted average common shares outstanding - basic	43,568,942	43,568,942	43,568,942	60,299,766	60,415,981
Weighted average common shares outstanding - diluted	43,568,942	43,568,942	43,568,942	60,299,766	60,415,981

	2013
	Predecessor
	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$40,486	$45,760	$59,433	$81,785
Operating (loss) income	(30,474)	(27,075)	(13,387)	4,030

Net (loss) income	(51,950)	(48,940)	(36,976)	(19,155)
Net (loss) income attributable to noncontrolling interest	(3,787)	(3,571)	(1,942)	20
Net (loss) income attributable to Genco Shipping & Trading Limited	(48,163)	(45,369)	(35,034)	(19,175)

Net (loss) earnings per share - basic (2)	$(1.12)	$(1.05)	$(0.81)	$(0.43)
Net (loss) earnings per share - diluted (2)	$(1.12)	$(1.05)	$(0.81)	$(0.43)
Dividends declares and paid per share (1)	$—	$—	$—	$—
Weighted average common shares outstanding - basic	43,161,510	43,196,895	43,231,510	43,403,894
Weighted average common shares outstanding - diluted	43,161,510	43,196,895	43,231,510	43,403,894

(1)                     Does not include cash dividends paid by Baltic Trading.

(2)                     Amounts may not total to annual earnings (loss) because each  quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

28 - SUBSEQUENT EVENTS

On January 2, 2015, Baltic Trading took delivery of the Baltic Wasp, a 63,389 dwt Ultramax newbuilding from Yangfan Group Co., Ltd.  Baltic Trading utilized cash on hand and $16,350 of proceeds from the 2014 Baltic Trading Term Loan Facilities to pay the remaining balance of $19,400 for the Baltic Wasp.

On February 27, 2015, Baltic Trading drew down $10,500 under the working capital line of the Baltic Trading $148 Million Credit Facility.  This amount represents the remaining availability under the $115,000 revolving credit facility.

Refer to Note 10 — Debt for discussion on collateral short-fall for  the $100 Million Term Loan Facility and the $253 Million Term Facility.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2014.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting.  The attestation report is included on pages 73-74 of this report.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls or over financial reporting that occurred during our most recent fiscal quarter (the fourth fiscal quarter of 2014) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Genco Shipping & Trading Limited

New York, New York

We have audited the internal control over financial reporting of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As discussed in Note 1 to the consolidated financial statements, on July 2, 2014, the Company emerged from Chapter 11 of the Bankruptcy Code pursuant to the terms of a reorganization plan (the “Plan”) that was approved by the bankruptcy court and declared effective as of July 9, 2014. The terms of the Plan resulted in a series of financial restructuring transactions for the Company and a change in its control, which met the criteria in Accounting Standards Codification (ASC) Topic 852, Reorganizations, for the Company to apply fresh-start accounting in conformity with the requirements of ASC Topic 852.  Accordingly, the Successor Company financial information in the accompanying consolidated financial statements has carrying values not comparable with prior periods presented.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 2, 2015

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

The other information required under this item is incorporated herein by reference in an amendment to this Annual Report on 10-K, which will be filed within 120 days after the close of our 2014 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference in an amendment to this Annual Report on 10-K, which will be filed within 120 days after the close of our 2014 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference in an amendment to this Annual Report on 10-K, which will be filed within 120 days after the close of our 2014 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference in an amendment to this Annual Report on 10-K, which will be filed within 120 days after the close of our 2014 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference in an amendment to this Annual Report on 10-K, which will be filed within 120 days after the close of our 2014 fiscal year.

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

3.2                   Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(2)

4.1                   Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(2)

4.2                   Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(2)

4.2                   Shareholder Rights Agreement, dated as of April 11, 2007, between Genco Shipping & Trading Limited and Mellon Investor

Services LLC, as Rights Agent.(3)

4.3                   Shareholders Rights Agreement, dated March 5, 2010, between Baltic Trading Limited and Mellon Investor Services LLC.(4)

4.4                   Subscription Agreement, dated March 3, 2010, between Baltic Trading Limited and Genco Investments LLC.(4)

4.5              First Amendment to Shareholders Rights Agreement by and between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent, dated as of October 24, 2011.(5)

4.6                   Second Amendment to Shareholders Rights Agreement by and between Genco Shipping & Trading Limited and Computershare Inc., as Rights Agent, dated as of April 14, 2014.(6)

10.1            Registration Rights Agreement dated March 15, 2010 by and between Genco Investments LLC and Baltic Trading Limited.(7)

10.2            Form of Registration Rights Agreement dated as of July 2005 by and between Genco Shipping & Trading Limited and Fleet Acquisition LLC.(8)

10.3            Management Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(7)

10.4            Amendment No. 2 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of April 3, 2013.(9)

10.5            Amendment No. 3 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of August 21, 2013.(10)

10.6            Omnibus Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(7)

10.7            Letter Agreement dated September 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith.(11)

10.8            Letter Agreement dated December 19, 2013 between Baltic Trading Limited and John C. Wobensmith.(12)

10.9            Master Agreement by and between Genco Shipping & Trading Limited and Metrostar Management Corporation.(13)

10.10     Memorandum of Agreement dated as of May 7, 2008 by and among Genco Cavalier LLC, Bocimar International N.V., and Delphis N.V.(15)

10.11     Memorandum of Agreement dated February 19, 2010 between Inta Navigation Ltd. and Baltic Trading Limited.(16)

10.12     Memorandum of Agreement dated February 19, 2010 between Borak Shipping Ltd. and Baltic Trading Limited.(16)

10.13    Memorandum of Agreement dated February 19, 2010 between Sinova Shipping Ltd. and Baltic Trading Limited.(16)

10.14     Memorandum of Agreement dated February 19, 2010 between Spice Shipping Ltd. and Baltic Trading Limited.(16)

10.15     Memorandum of Agreement dated February 22, 2010 between Shipping Trust Ltd. and Baltic Trading Limited.(16)

10.16     Memorandum of Agreement dated February 22, 2010 between Oceanways Trust Ltd. and Baltic Trading Limited.(16)

10.17     Master Agreement dated June 24, 2010 among Bourbon SA, Genco Shipping & Trading Limited the sellers named therein.(17)

10.18     Memorandum of Agreement, dated June 3, 2010, between Hesperos Holdings S.A. and Genco.(17)

10.19     Memorandum of Agreement, dated June 3, 2010, between Princeton Shipholding S.A. and Genco.(17)

10.20     Memorandum of Agreement, dated June 3, 2010, between Sillem Shipholding Limited and Genco.(17)

10.21     Memorandum of Agreement, dated June 3, 2010, between Vanderlin Maritime Inc. and Genco.(17)

10.22     Memorandum of Agreement, dated June 3, 2010, between Seafarer Shipping & Trading Company and Genco.(17)

10.23     Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Melos LLC.(17)

10.24     Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Massallia LLC.(17)

10.25     Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Mycenae LLC.(17)

10.26     Credit Agreement, dated as of July 20, 2007, among Genco Shipping & Trading Limited, Various Lenders, DnB NOR Bank ASA, New York Branch, as Administrative Agent and Collateral Agent, and DnB NOR Bank ASA, New York Branch, as Mandated Lead Arranger and Bookrunner.(18)

10.27     Pledge and Security Agreement, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as pledgors, to DnB NOR Bank, ASA, New York Branch, as Collateral Agent, for the benefit of the Secured Creditors and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank.(18)

10.28     Guaranty, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as guarantors, for the benefit of the Secured Creditors.(18)

10.29     Amendment and Supplement No. 1 to Senior Secured Credit Agreement, dated as of September 21, 2007, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.(19)

10.30     Amendment and Supplement No. 2 to Senior Secured Credit Agreement, dated as of February 13, 2008, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.(20)

10.31     Amendment and Supplement No. 3 to Senior Secured Credit Agreement, dated as of June 18, 2008, by and among Genco Shipping & Trading Limited, the lenders signatory thereto, and DnB NOR BANK ASA, New York Branch, as Administrative Agent, Collateral Agent, Mandated Lead Arranger and Bookrunner.(19)

10.32     Amendment and Supplement No. 4 to Senior Secured Credit Agreement, dated as of January 26, 2009, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.(21)

10.33     Amendment and Supplement No. 5 to Senior Secured Credit Agreement, dated as of December 21, 2011, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.(22)

10.34     Amendment and Supplement No. 6 to Senior Secured Credit Agreement by and among Genco Shipping & Trading Limited, the lenders party thereto, DnB Bank ASA (f/k/a DnB NOR Bank ASA), New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and DnB Bank ASA and Bank of Scotland PLC, as mandated lead arrangers.(23)

10.35     Indenture dated July 27, 2010, between Genco Shipping & Trading Limited and The Bank of New York Mellon.(24)

10.36     First Supplemental Indenture dated July 27, 2010, between Genco Shipping & Trading Limited and The Bank of New York Mellon.(24)

10.37     Loan Agreement dated as of August 12, 2010 by and among Genco Shipping & Trading Limited as Borrower, the banks, financial institutions and companies named therein.(24)

10.38     First Amendment to Loan Agreement, dated as of December 21, 2011, to the Loan Agreement, dated as of August 12, 2010, by and among Genco Shipping & Trading Limited as Borrower, the banks and financial institutions listed in Schedule 1 thereto as Lenders, the companies listed in Schedule 2 thereto as Guarantors on a joint and several basis and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee.(22)

10.39     Second Amendment to Loan Agreement, dated as of August 1, 2012, by and among Genco Shipping & Trading Limited as Borrower, the banks and financial institutions listed in Schedule 1 thereto as Lenders, the companies listed in Schedule 2 thereto as Guarantors on a joint and several basis and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee.(25)

10.40     Loan Agreement dated as of August 20, 2010 by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (Publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (Publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (Publ), as Swap Providers; and Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner.(26)

10.41     Form of Guarantee and Indemnity dated as of August 20, 2010.(26)

10.42     First Side Letter to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(22)

10.43     Waiver Letter Agreement, dated as of December 21, 2011, regarding $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(22)

10.44     Second Supplemental Agreement dated as of August 1, 2012 to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(27)

10.45     Letter Agreement dated as of August 6, 2012 by and among Genco Shipping & Trading Limited, the subsidiaries of Genco listed therein, and Deutsche Bank Luxembourg S.A, as Agent.(28)

10.46     Limited Waiver of Default, by and among Genco Shipping & Trading Limited, the various lenders and other parties named therein, and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee, dated as of February 18, 2014.  (29)

10.47     Letter Agreement dated March 26, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith. (30)

10.48     Letter Agreement dated March 26, 2014 between Baltic Trading Limited and John C. Wobensmith.(30)

10.49     Forbearance Agreement dated as of March 31, 2014 by and among Wilmington Trust, National Association, Genco Shipping & Trading Limited, the other Credit Parties named therein, and the Lenders named therein.(31)

10.50     Waiver Agreement dated as of March 31, 2014 by and among Deutsche Bank Luxembourg S.A., as Agent, Genco Shipping & Trading Limited, and the Collateral Owners and Guarantors named therein.(31)

10.51     Waiver Agreement dated as of March 31, 2014 by and among Crédit Agricole Corporate and Investment Bank, as Agent, Genco Shipping & Trading Limited, and the Collateral Owners named therein.(31)

10.52     Forbearance Agreement (Second) dated as of April 1, 2014 by and among Wilmington Trust, National Association, Genco Shipping & Trading Limited, the other Credit Parties named therein, and the Lenders named therein.(32)

10.53     Waiver Agreement dated as of April 1, 2014 by and among Deutsche Bank Luxembourg S.A., as Agent, Genco Shipping & Trading Limited, and the Collateral Owners and Guarantors named therein.(32)

10.54     Waiver Agreement dated as of April 1, 2014 by and among Crédit Agricole Corporate and Investment Bank, as Agent, Genco Shipping & Trading Limited, and the Collateral Owners named therein.(32)

10.55     Restructuring Support Agreement by and among Genco Shipping & Trading Limited, certain of its subsidiaries named therein, certain lenders under its 2007 Facility, its $253 Million Facility, and its $100 Million Facility, and certain holders of the 2010 Notes.(33)

10.56     Equity Commitment Agreement among the Company and the Commitment Parties party thereto, dated as of April 14, 2014.(6)

10.57     First Amendment to the Restructuring Support Agreement among the Company, certain of its subsidiaries named therein and the Amending Creditors party thereto, dated as of May 27, 2014.(34)

10.58     First Amendment to Equity Commitment Agreement among the Company, certain of its subsidiaries named therein and the Amending Creditors party thereto, dated as of May 27, 2014.(34)

10.59     Letter Agreement dated June 23, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(35)

10.60     Second Supplemental Agreement dated as of July 19, 2014 to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole, Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(2)

10.61     Amendment and Restatement Agreement, dated as of July 9, 2014, by and among Genco Shipping & Trading Limited as Borrower, the companies listed in Schedule 2 of Appendix A thereto as Guarantors, the banks and financial institutions listed in Schedule 1 of Appendix A thereto as Lenders, and Crédit AgricoleCorporate and Investment Bank, as Agent and Security Trustee.(2)

10.62     Registration Rights Agreement as of July 9, 2014 by and between Genco Shipping & Trading Limited and the Holders party thereto.(2)

10.63     Warrant Agreement, dated as of July 9, 2014, between Genco Shipping & Trading Limited and Computershare Inc., as Warrant Agent.(2)

10.64     Genco Shipping & Trading Limited 2014 Management Incentive Plan.(36)

10.65     Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(37)

10.66     Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(37)

10.67     Warrant Certificate No. W-1 dated as of August 7, 2014 and issued to Peter C. Georgiopoulos.(37)

10.68     Warrant Certificate No. W-2 dated as of August 7, 2014 and issued to Peter C. Georgiopoulos.(37)

10.69     Warrant Certificate No. W-3 dated as of August 7, 2014 and issued to Peter C. Georgiopoulos.(37)

10.70     Warrant Certificate No. W-4 dated as of August 7, 2014 and issued to John C. Wobensmith.(37)

10.71     Warrant Certificate No. W-5 dated as of August 7, 2014 and issued to John C. Wobensmith.(37)

10.72     Warrant Certificate No. W-6 dated as of August 7, 2014 and issued to John C. Wobensmith.(37)

10.73     Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and Apostolos Zafolias.(38)

10.74     Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and Joseph Adamo.(38)

10.75     Warrant Certificate No. W-22 dated as of August 7, 2014 and issued to Apostolos Zafolias.(38)

10.76     Warrant Certificate No. W-23 dated as of August 7, 2014 and issued to Apostolos Zafolias.(38)

10.77     Warrant Certificate No. W-24 dated as of August 7, 2014 and issued to Apostolos Zafolias.(38)

10.78     Warrant Certificate No. W-31 dated as of August 7, 2014 and issued to Joseph Adamo.(38)

10.79     Warrant Certificate No. W-32 dated as of August 7, 2014 and issued to Joseph Adamo.(38)

10.80     Warrant Certificate No. W-33 dated as of August 7, 2014 and issued to Joseph Adamo.(38)

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

32.2            Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101               The following materials from Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

(*)	Filed herewith.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and

Exchange Commission on April 12, 2007.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2010.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 24, 2011.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 16, 2014.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 18, 2005.

(9)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2013.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 8, 2013.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2007.

(12)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

(13)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2007.

(14)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 9, 2007.

(15)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2011.

(16)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2010.

(17)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2010.

(18)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.

(19)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2008.

(20)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2008.

(21)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2009.

(22)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2011.

(23)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2010.

(24)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2010.

(25)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

(26)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 2010.

(27)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

(28)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2012.

(29)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2014.

(30)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2014.

(31)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q filed with the Securities and Exchange Commission on May 19, 2014.

(32)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2014.

(33)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2014.

(34)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2014.

(35)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2014.

(36)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 7, 2014.

(37)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 17, 2014.

(38)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2015.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ John C. Wobensmith
	Name:	John C. Wobensmith
	Title:	President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on March 2, 2015.

SIGNATURE	TITLE

/s/ John C. Wobensmith	PRESIDENT
John C. Wobensmith	(PRINCIPAL EXECUTIVE OFFICER)

/s/ Apostolos Zafolias	CHIEF FINANCIAL OFFICER
Apostolos Zafolias	(PRINCIPAL FINANCIAL OFFICER)

/s/ Joseph Adamo	CHIEF ACCOUNTING OFFICER
Joseph Adamo	(PRINCIPAL ACCOUNTING OFFICER)

/s/ Peter C. Georgiopoulos	CHAIRMAN OF THE BOARD AND DIRECTOR
Peter C. Georgiopoulos

/s/ Ian Ashby	DIRECTOR
Ian Ashby

/s/ Eugene I. Davis	DIRECTOR
Eugene I. Davis

/s/ James G. Dolphin	DIRECTOR
James G. Dolphin

/s/ Michael J. Leffell	DIRECTOR
Michael J. Leffell

/s/ William Manuel	DIRECTOR
William Manuel

/s/ Bao D. Truong	DIRECTOR
Bao D. Truong

EXHIBIT INDEX

Exhibit	Document

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

2.1	Confirmation Order, dated July 2, 2014.(1)

2.2	First Amended Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code.(1)

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(2)

3.2	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(2)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(2)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(2)

4.2	Shareholder Rights Agreement, dated as of April 11, 2007, between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent.(3)

4.3	Shareholders Rights Agreement, dated March 5, 2010, between Baltic Trading Limited and Mellon Investor Services LLC.(4)

4.4	Subscription Agreement, dated March 3, 2010, between Baltic Trading Limited and Genco Investments LLC.(4)

4.5	First Amendment to Shareholders Rights Agreement by and between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent, dated as of October 24, 2011.(5)

4.6	Second Amendment to Shareholders Rights Agreement by and between Genco Shipping & Trading Limited and Computershare Inc., as Rights Agent, dated as of April 14, 2014.(6)

10.1	Registration Rights Agreement dated March 15, 2010 by and between Genco Investments LLC and Baltic Trading Limited.(7)

10.2	Form of Registration Rights Agreement dated as of July 2005 by and between Genco Shipping & Trading Limited and Fleet Acquisition LLC.(8)

10.3	Management Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(7)

10.4	Amendment No. 2 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of April 3, 2013.(9)

10.5	Amendment No. 3 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of August 21, 2013.(10)

10.6	Omnibus Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(7)

10.7	Letter Agreement dated September 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith.(11)

10.8	Letter Agreement dated December 19, 2013 between Baltic Trading Limited and John C. Wobensmith.(12)

10.9	Master Agreement by and between Genco Shipping & Trading Limited and Metrostar Management Corporation.(13)

10.10	Memorandum of Agreement dated as of May 7, 2008 by and among Genco Cavalier LLC, Bocimar International N.V., and Delphis N.V.(15)

10.11	Memorandum of Agreement dated February 19, 2010 between Inta Navigation Ltd. and Baltic Trading Limited.(16)

10.12	Memorandum of Agreement dated February 19, 2010 between Borak Shipping Ltd. and Baltic Trading Limited.(16)

10.13	Memorandum of Agreement dated February 19, 2010 between Sinova Shipping Ltd. and Baltic Trading Limited.(16)

10.14	Memorandum of Agreement dated February 19, 2010 between Spice Shipping Ltd. and Baltic Trading Limited.(16)

10.15	Memorandum of Agreement dated February 22, 2010 between Shipping Trust Ltd. and Baltic Trading Limited.(16)

10.16	Memorandum of Agreement dated February 22, 2010 between Oceanways Trust Ltd. and Baltic Trading Limited.(16)

10.17	Master Agreement dated June 24, 2010 among Bourbon SA, Genco Shipping & Trading Limited the sellers named therein.(17)

10.18	Memorandum of Agreement, dated June 3, 2010, between Hesperos Holdings S.A. and Genco.(17)

10.19	Memorandum of Agreement, dated June 3, 2010, between Princeton Shipholding S.A. and Genco.(17)

10.20	Memorandum of Agreement, dated June 3, 2010, between Sillem Shipholding Limited and Genco.(17)

10.21	Memorandum of Agreement, dated June 3, 2010, between Vanderlin Maritime Inc. and Genco.(17)

10.22	Memorandum of Agreement, dated June 3, 2010, between Seafarer Shipping & Trading Company and Genco.(17)

10.23	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Melos LLC.(17)

10.24	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Massallia LLC.(17)

10.25	Memorandum of Agreement, dated June 28, 2010, between Genco Diocletian Limited and Mycenae LLC.(17)

10.26

Credit Agreement, dated as of July 20, 2007, among Genco Shipping & Trading Limited, Various Lenders, DnB NOR Bank ASA, New York Branch, as Administrative Agent and Collateral Agent, and DnB NOR Bank ASA, New York Branch, as Mandated Lead Arranger and Bookrunner.(18)

10.27

Pledge and Security Agreement, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as pledgors, to DnB NOR Bank, ASA, New York Branch, as Collateral Agent, for the benefit of the Secured Creditors and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank.(18)

10.28

Guaranty, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as guarantors, for the benefit of the Secured Creditors.(18)

10.29

Amendment and Supplement No. 1 to Senior Secured Credit Agreement, dated as of September 21, 2007, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.(19)

10.30

Amendment and Supplement No. 2 to Senior Secured Credit Agreement, dated as of February 13, 2008, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.(20)

10.31

Amendment and Supplement No. 3 to Senior Secured Credit Agreement, dated as of June 18, 2008, by and among Genco Shipping & Trading Limited, the lenders signatory thereto, and DnB NOR BANK ASA, New York Branch, as Administrative Agent, Collateral Agent, Mandated Lead Arranger and Bookrunner.(19)

10.32

Amendment and Supplement No. 4 to Senior Secured Credit Agreement, dated as of January 26, 2009, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.(21)

10.33	Amendment and Supplement No. 5 to Senior Secured Credit Agreement, dated as of December 21, 2011, among Genco

Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.(22)

10.34

Amendment and Supplement No. 6 to Senior Secured Credit Agreement by and among Genco Shipping & Trading Limited, the lenders party thereto, DnB Bank ASA (f/k/a DnB NOR Bank ASA), New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and DnB Bank ASA and Bank of Scotland PLC, as mandated lead arrangers.(23)

10.35	Indenture dated July 27, 2010, between Genco Shipping & Trading Limited and The Bank of New York Mellon.(24)

10.36	First Supplemental Indenture dated July 27, 2010, between Genco Shipping & Trading Limited and The Bank of New York Mellon.(24)

10.37	Loan Agreement dated as of August 12, 2010 by and among Genco Shipping & Trading Limited as Borrower, the banks, financial institutions and companies named therein.(24)

10.38

First Amendment to Loan Agreement, dated as of December 21, 2011, to the Loan Agreement, dated as of August 12, 2010, by and among Genco Shipping & Trading Limited as Borrower, the banks and financial institutions listed in Schedule 1 thereto as Lenders, the companies listed in Schedule 2 thereto as Guarantors on a joint and several basis and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee.(22)

10.39

Second Amendment to Loan Agreement, dated as of August 1, 2012, by and among Genco Shipping & Trading Limited as Borrower, the banks and financial institutions listed in Schedule 1 thereto as Lenders, the companies listed in Schedule 2 thereto as Guarantors on a joint and several basis and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee.(25)

10.40

Loan Agreement dated as of August 20, 2010 by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (Publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (Publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (Publ), as Swap Providers; and Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner.(26)

10.41	Form of Guarantee and Indemnity dated as of August 20, 2010.(26)

10.42

First Side Letter to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(22)

10.43

Waiver Letter Agreement, dated as of December 21, 2011, regarding $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(22)

10.44

Second Supplemental Agreement dated as of August 1, 2012 to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated

Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(27)

10.45	Letter Agreement dated as of August 6, 2012 by and among Genco Shipping & Trading Limited, the subsidiaries of Genco listed therein, and Deutsche Bank Luxembourg S.A, as Agent.(28)

10.46

Limited Waiver of Default, by and among Genco Shipping & Trading Limited, the various lenders and other parties named therein, and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee, dated as of February 18, 2014. (29)

10.47	Letter Agreement dated March 26, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith. (30)

10.48	Letter Agreement dated March 26, 2014 between Baltic Trading Limited and John C. Wobensmith.(30)

10.49

Forbearance Agreement dated as of March 31, 2014 by and among Wilmington Trust, National Association, Genco Shipping & Trading Limited, the other Credit Parties named therein, and the Lenders named therein.(31)

10.50	Waiver Agreement dated as of March 31, 2014 by and among Deutsche Bank Luxembourg S.A., as Agent, Genco Shipping & Trading Limited, and the Collateral Owners and Guarantors named therein.(31)

10.51	Waiver Agreement dated as of March 31, 2014 by and among Crédit Agricole Corporate and Investment Bank, as Agent, Genco Shipping & Trading Limited, and the Collateral Owners named therein.(31)

10.52

Forbearance Agreement (Second) dated as of April 1, 2014 by and among Wilmington Trust, National Association, Genco Shipping & Trading Limited, the other Credit Parties named therein, and the Lenders named therein.(32)

10.53	Waiver Agreement dated as of April 1, 2014 by and among Deutsche Bank Luxembourg S.A., as Agent, Genco Shipping & Trading Limited, and the Collateral Owners and Guarantors named therein.(32)

10.54	Waiver Agreement dated as of April 1, 2014 by and among Crédit Agricole Corporate and Investment Bank, as Agent, Genco Shipping & Trading Limited, and the Collateral Owners named therein.(32)

10.55

Restructuring Support Agreement by and among Genco Shipping & Trading Limited, certain of its subsidiaries named therein, certain lenders under its 2007 Facility, its $253 Million Facility, and its $100 Million Facility, and certain holders of the 2010 Notes.(33)

10.56	Equity Commitment Agreement among the Company and the Commitment Parties party thereto, dated as of April 14, 2014.(6)

10.57	First Amendment to the Restructuring Support Agreement among the Company, certain of its subsidiaries named therein and the Amending Creditors party thereto, dated as of May 27, 2014.(34)

10.58	First Amendment to Equity Commitment Agreement among the Company, certain of its subsidiaries named therein and the Amending Creditors party thereto, dated as of May 27, 2014.(34)

10.59	Letter Agreement dated June 23, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(35)

10.60

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

10.61

Amendment and Restatement Agreement, dated as of July 9, 2014, by and among Genco Shipping & Trading Limited as Borrower, the companies listed in Schedule 2 of Appendix A thereto as Guarantors, the banks and financial institutions listed in Schedule 1 of Appendix A thereto as Lenders, and Crédit AgricoleCorporate and Investment Bank, as Agent and Security Trustee.(2)

10.62	Registration Rights Agreement as of July 9, 2014 by and between Genco Shipping & Trading Limited and the Holders party thereto.(2)

10.63	Warrant Agreement, dated as of July 9, 2014, between Genco Shipping & Trading Limited and Computershare Inc., as Warrant Agent.(2)

10.64	Genco Shipping & Trading Limited 2014 Management Incentive Plan.(36)

10.65	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(37)

10.66	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(37)

10.67	Warrant Certificate No. W-1 dated as of August 7, 2014 and issued to Peter C. Georgiopoulos.(37)

10.68	Warrant Certificate No. W-2 dated as of August 7, 2014 and issued to Peter C. Georgiopoulos.(37)

10.69	Warrant Certificate No. W-3 dated as of August 7, 2014 and issued to Peter C. Georgiopoulos.(37)

10.70	Warrant Certificate No. W-4 dated as of August 7, 2014 and issued to John C. Wobensmith.(37)

10.71	Warrant Certificate No. W-5 dated as of August 7, 2014 and issued to John C. Wobensmith.(37)

10.72	Warrant Certificate No. W-6 dated as of August 7, 2014 and issued to John C. Wobensmith.(37)

10.73	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and Apostolos Zafolias.(38)

10.74	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and Joseph Adamo.(38)

10.75	Warrant Certificate No. W-22 dated as of August 7, 2014 and issued to Apostolos Zafolias.(38)

10.76	Warrant Certificate No. W-23 dated as of August 7, 2014 and issued to Apostolos Zafolias.(38)

10.77	Warrant Certificate No. W-24 dated as of August 7, 2014 and issued to Apostolos Zafolias.(38)

10.78	Warrant Certificate No. W-31 dated as of August 7, 2014 and issued to Joseph Adamo.(38)

10.79	Warrant Certificate No. W-32 dated as of August 7, 2014 and issued to Joseph Adamo.(38)

10.80	Warrant Certificate No. W-33 dated as of August 7, 2014 and issued to Joseph Adamo.(38)

14.1	Code of Ethics.(14)

21.1	Subsidiaries of Genco Shipping & Trading Limited.(*)

23.1	Consent of Independent Registered Public Accounting Firm.(*)

31.1	Certification of President pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.(*)

(*)                                 Filed herewith.

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

(8)                                 Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 18, 2005.

(9)                                 Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2013.

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

(20)                          Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2008.

(21)                          Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2009.

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

(31)                          Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q filed with the Securities and Exchange Commission on May 19, 2014.

(32)                          Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2014.

(33)                          Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2014.

(34)                          Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2014.

(35)                          Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2014.

(36)                          Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 7, 2014.

(37)                          Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 17, 2014.

(38)                          Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2014.