Form 10-K/A
period 2014-12-31
GENCO SHIPPING & TRADING LTD
filed 2015-04-30
CIK 1326200

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2015 was 61,600,604 shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, that was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015 (the “Original Filing”). We are filing this Amendment to (i) to amend and restate our audited consolidated financial statements and related disclosures for the year ended December 31, 2014 and (ii) to provide the information required by Part III of Form 10-K. Except as set forth in Part III, or as described below with respect to Parts I and II, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

In the context of this Amendment, unless otherwise indicated or the context otherwise requires, “Genco,” the “Company,” “we,” “us,” and “our” refer to Genco Shipping & Trading Limited and its subsidiaries.

Background of the Restatement

Subsequent to the issuance of the Company’s 2014 consolidated financial statements, the Company became aware of an error in its allocation of goodwill impairment to the noncontrolling interest recognized in December 2014 by the Company associated with its consolidated subsidiary Baltic Trading Limited (“Baltic Trading”). As a result of this error, amounts allocated to the noncontrolling interest in the Company’s previously reported Consolidated Statement of Operations of the Company for the period from July 9, 2014 to December 31, 2014 (the “Successor”) and the Company’s previously reported Consolidated Balance Sheet of the Successor as of December 31, 2014 were incorrect.

The error affected the Company’s previously reported Net loss attributable to the Company and Net loss per share attributable to the Company as well as the Net loss attributable to the  noncontrolling interest on the face of the Company’s Consolidated Statement of Operations of the Successor for the period from July 9, 2014 to December 31, 2014; and the previously reported Company shareholders’ equity and the noncontrolling interest in the face of the Company’s Consolidated Balance Sheet of the Successor as December 31, 2014. The error did not impact the Company’s previously reported consolidated revenues, operating expenses, net loss or cash flows of the Successor period from July 9, 2014 to December 31, 2014; or the Company’s previously reported consolidated assets, liabilities or total equity of the Successor as of December 31, 2014.

The Company determined its previously issued consolidated financial statements for the year ended December 31, 2014 should be restated to correct for this error. The effect of correcting for this error resulted in (1) a decrease in the previously reported Net loss attributable to the Company and an increase in previously reported Net loss attributable to the noncontrolling interest for the period from July 9, 2014 to December 31, 2014 by the same amount; and (2) increasing the Company shareholder’s equity and decreasing the noncontrolling interest in the consolidated balance sheet as of December 31, 2014 by the same amount. The effect of correcting this error is summarized in the following tables:

Consolidated Balance Sheet
(U.S. Dollars in thousands, except for share and per share data)

	December 31,2014 As Reported	Adjustment	December 31, 2014 As Restated
Equity:
Successor Company common stock, par value $0.01; 250,000,000 shares authorized; 61,541,389 shares issued and outstanding at December 31, 2014	615	—	615
Successor Company additional paid-in capital	1,251,197	—	1,251,197
Accumulated other comprehensive (loss) income	(25,317)	—	(25,317)
Retained (deficit) earnings	(204,117)	21,823	(182,294)
Total Genco Shipping & Trading Limited shareholders’ equity	1,022,378	21,823	1,044,201
Noncontrolling interest	270,396	(21,823)	248,573
Total equity	1,292,774	—	1,292,774

Total liabilities and equity	1,752,913	—	$1,752,913

Consolidated Statement of Operations

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

	Successor Period July 9 to December 21, 2014 As Reported	Adjusted	Successor Period July 9 to December 21, 2014 As Restated
Net (loss) income	(213,358)	—	(213,358)
Less: Net loss attributable to noncontrolling interest	(9,241)	(21,823)	(31,064)
Net (loss) income attributable to Genco Shipping & Trading Limited	$(204,117)	$(21,823)	$(182,294)

Net (loss) income per share-basic	$(3.38)	N/A	$(3.02)
Net (loss) income per share-diluted	$(3.38)	N/A	$(3.02)
Weighted average common shares outstanding-basic	60,360,515	N/A	60,360,515
Weighted average common shares outstanding-diluted	60,360,515	N/A	60,360,515
Dividends declared per share	$—	$—	$—

Consolidated Statement of Comprehensive Loss

(U.S. Dollars in Thousands)

	Successor Period July 9 to December 21, 2014 As Reported	Adjusted	Successor Period July 9 to December 21, 2014 As Restated
Net (loss) income	(213,358)	—	(213,358)

Change in unrealized (loss) gain on investments	(25,317)	—	(25,317)
Other Comprehensive (loss) income	(25,317)	—	(25,317)
Comprehensive (loss) income	(238,675)	—	(238,675)
Less: Net loss attributable to noncontrolling interest	(9,241)	(21,823)	(31,064)
Net (loss) income attributable to Genco Shipping & Trading Limited	$(229,434)	$(21,823)	$(207,611)

Management concluded that there was an internal control design deficiency representing a material weakness as of December 31, 2014 as there was a reasonable possibility our internal controls existing at the time would not have prevented or detected a material misstatement of income (loss) attributable to noncontrolling interest and Genco’s common shareholders in our statements of consolidated operations and the related equity components in our statements of consolidated financial position as well as our earnings (loss) per common shareholder.  Accordingly, management concluded that our internal controls over financial reporting were not effective as of December 31, 2014. However, this material weakness did not have a pervasive effect on internal controls over financial reporting, as it was limited to the accurate tracking of basis differences attributable to noncontrolling interest that were established in July 2014 associated with our application of fresh-start accounting.

For the convenience of the reader, in addition to providing the information required by Part III of Form 10-K, this Amendment sets forth Part I and Part II of the Original Filing, as modified and superseded, where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

•                                          Part II - Item 6.  Selected Financial Data

•                                          Part II - Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•                                          Part II - Item 8.  Financial Statements and Supplementary Data; and

•                                          Part II - Item 9A.  Controls and Procedures.

In accordance with applicable SEC rules, this Amendment includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

The sections of the Original Filing which were not amended are unchanged and continue in full force and effect as originally filed. This Amendment is as of the date of the Original Filing on the Original Filing and has not been updated to reflect events occurring subsequent to the Original Filing date other than those associated with the restatement of the Company’s audited consolidated financial statements.

PART II

ITEM 6.                                                SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	For the Years Ended December 31,
	2014 (2)	2013	2012	2011	2010
Income Statement Data:
(U.S. dollars in thousands except for share and per share amounts)
Revenues:
Voyage revenues	$217,576	$224,179	$223,159	$388,929	$447,438
Service revenues	3,285	3,285	3,294	3,285	1,249
Total revenues	$220,861	$227,464	$226,453	$392,214	$448,687

Operating Expenses:
Voyage expenses	11,665	8,046	7,009	4,457	4,467
Vessel operating expenses	121,613	111,671	114,318	105,514	78,976
General, administrative and management fees	68,286	34,031	35,673	33,928	29,081
Depreciation and amortization	112,666	140,743	139,063	136,203	115,663
Other operating income	(530)	(121)	(265)	(527)	(791)
Goodwill impairment	166,067	—	—	—	—

Total operating expenses	479,767	294,370	295,798	279,575	227,396

Operating (loss) income	(258,906)	(66,906)	(69,345)	112,639	221,291
Other expense	(48,660)	(88,217)	(87,209)	(86,186)	(72,042)

(Loss) income before reorganization items, net	(307,566)	(155,123)	(156,554)	26,453	149,249
Reorganization items, net	880,576	—	—	—	—

Net income (loss) before income taxes	573,010	(155,123)	(156,554)	26,453	149,249
Income tax expense	(1,811)	(1,898)	(1,222)	(1,385)	(1,840)
Net income (loss)	571,199	(157,021)	(157,776)	25,068	147,409
Less: Net (loss) income attributable to noncontrolling interest	(39,798)	(9,280)	(12,848)	(318)	6,166
Net income (loss) attributable to Genco Shipping & Trading Limited	$610,997	$(147,741)	$(144,928)	$25,386	$141,243
Net (loss) earnings per share - basic	$ N/A	$(3.42)	$(3.47)	$0.72	$4.28
Net (loss) earnings per share - diluted	$ N/A	$(3.42)	$(3.47)	$0.72	$4.07
Dividends declared per share	—	$—	$—	$—	$—
Weighted average common shares outstanding - Basic	N/A	43,249,070	41,727,075	35,179,244	32,987,449
Weighted average common shares outstanding - Diluted	N/A	43,249,070	41,727,075	35,258,205	35,891,373

Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$83,414	$122,722	$72,600	$227,968	$270,877
Total assets	1,752,913	2,957,254	2,843,371	3,119,277	3,182,708
Total debt (current and long-term, including notes payable)	430,135	1,595,945	1,524,357	1,694,393	1,746,248
Total equity	1,292,774	1,308,805	1,261,207	1,361,618	1,348,153
Other Data:
(U.S. dollars in thousands)

Net cash (used in) provided by operating activities	$(60,152)	$(3,144)	$(18,834)	$158,183	$262,680

Net cash used in investing activities	(74,636)	(146,555)	(3,669)	(133,367)	(870,230)

Net cash provided by (used in) financing activities	95,480	199,821	(132,865)	(67,725)	690,160

EBITDA (1)	$774,064	$83,041	$82,537	$249,080	$330,711

(1)                     EBITDA represents net (loss) income attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our consolidated statements of cash flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The foregoing definition of EBITDA differs from the definition of Consolidated EBITDA used in the financial covenants of our 2007 Credit Facility (prior to its termination on the Effective Date), our $253 Million Term Loan Credit Facility, and our $100 Million Term Loan Credit Facility.  Specifically, Consolidated EBITDA substitutes gross interest expense (which includes amortization of deferred financing costs) for net interest expense used in our definition of EBITDA, includes adjustments for restricted stock amortization and non-cash charges for deferred financing costs related to the refinancing of other credit facilities or any non-cash losses from our investments in Jinhui and Korea Line Corporation (“KLC”), and excludes extraordinary gains or losses and gains or losses from derivative instruments used for hedging purposes or sales of assets other than inventory sold in the ordinary course of business.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading Limited for each of the periods presented above:

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Net income (loss) attributable to Genco Shipping & Trading Limited	$610,997	$(147,741)	$(144,928)	$25,386	$141,243
Net interest expense	48,590	88,141	87,180	86,106	71,965
Income tax expense	1,811	1,898	1,222	1,385	1,840
Depreciation and amortization	112,666	140,743	139,063	136,203	115,663

EBITDA (1)	$774,064	$83,041	$82,537	$249,080	$330,711

(2)                     The consolidated and other financial data for the year ended December 31, 2014 combine the results of operation for the period from July 9 to December 31, 2014 (Successor Company) and the period from January 1 to July 9, 2014 (Predecessor Company).  The period from July 9 to December 31, 2014 (Successor Company) and the period from January 1 to July 9, 2014 (Predecessor Company) are distinct reporting periods as a result of our emergence from bankruptcy on July 9, 2014 as reported in our consolidated financial statements.  We did not combine the share and per share amounts for the year ended December 31, 2014 since the change in our capital structure as a result of the bankruptcy renders these not comparable between the Successor Company and Predecessor Company.  Refer to page 28 for the calculation of these combined results for the Successor Company and Predecessor Company for the year ended December 31, 2014.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding vessels of Baltic Trading, our fleet currently consists of nine Capesize, eight Panamax, 17 Supramax, six Handymax and 13 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 3,810,000 deadweight tons (“dwt”), and the average age of our fleet is currently approximately 9.8 years, as compared to the average age for the world fleet of approximately 9 years for the drybulk shipping segments in which we compete.  We seek to deploy our vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers, including Cargill International S.A., including its subsidiaries, Pacific Basin Chartering Ltd., Swissmarine Services S.A., including its subsidiaries and the Clipper Logger Pool, in which Clipper Group acts as the pool manager.  The majority of the vessels in our current fleet are presently engaged under time charter, spot market-related time charter and vessel pool contracts that expire (assuming the option periods in the time charters are not exercised) between March 2015 and February 2016.

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

See pages 8-13 of the Original Filing for a table of all vessels that have been or are expected to be delivered to us, including Baltic Trading’s vessels.

On April 21, 2014 (the “Petition Date”), Genco and its subsidiaries other than Baltic Trading (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”). On July 2, 2014, the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) entered an order (the “Confirmation Order”) which approved and confirmed the Plan. On the Effective Date of July 9, 2014, the Debtors emerged from Chapter 11 through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms. Refer to Note 1 in our Consolidated Financial Statements for a detailed description of the Plan.

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

We entered into a long-term management agreement (the “Management Agreement”) with Baltic Trading pursuant to which we apply our expertise and experience in the drybulk industry to provide Baltic Trading with commercial, technical, administrative and strategic services.  The Management Agreement is for an initial term of approximately 15 years and will automatically renew for additional five-year periods unless terminated in accordance with its terms.  Baltic Trading will pay us for the services we provide it as well as reimburse us for our costs and expenses incurred in providing certain of these services.  Management fee income we earn from the Management Agreement net of any allocated shared expenses, such as salary, office expenses and other general and administrative fees, will be taxable to us.  Upon consolidation with Baltic Trading, any management fee income earned will be eliminated for financial reporting purposes.  Baltic Trading has the right to terminate the Management Agreement upon the occurrence of certain events, including a Manager Change of Control (as defined in the Management Agreement), without making a termination payment. Some of these have occurred as a result of the transactions contemplated by the Plan, including the consummation of any transaction that results in (i) any “person” (as such term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), other than Peter Georgiopoulos or any of his affiliates, becoming the beneficial owner of 25% of the Company’s voting securities or (ii) the Company’s stock ceasing to be traded on the New York Stock Exchange or any other internationally recognized stock exchange. Therefore, Baltic Trading may have the right to terminate the Management Agreement, although Baltic Trading may be prevented or delayed from doing so because of the effect of applicable bankruptcy law, including the automatic stay provisions of the United States Bankruptcy Code and the provisions of the Prepack Plan and the Confirmation Order.

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

We hold an investment in the capital stock of Jinhui and KLC.  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.

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

	Successor	Predecessor	Combined	Predecessor
	Period from July 9 to December 31, 2014	Period from January 1 to July 9, 2014	Year Ended December 31, 2014	Year Ended December 31, 2013	Change	% Change
Income Statement Data:
(U.S. Dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$98,817	$118,759	$217,576	$224,179	$(6,603)	(2.9)%
Service revenues	1,584	1,701	3,285	3,285	—	—

Total revenues	100,401	120,460	220,861	227,464	(6,603)	(2.9)%

Operating Expenses:
Voyage expenses	7,525	4,140	11,665	8,046	3,619	45.0%
Vessel operating expenses	56,943	64,670	121,613	111,671	9,942	8.9%
General, administrative and management fees	36,915	31,371	68,286	34,031	34,255	100.7%
Depreciation and amortization	36,714	75,952	112,666	140,743	(28,077)	(19.9)%
Other operating income	(530)	—	(530)	(121)	(409)	338.0%
Goodwill impairment	166,067	—	166,067	—	166,067	100.0%

Total operating expenses	303,634	176,133	479,767	294,370	185,397	63.0%

Operating loss	(203,233)	(55,673)	(258,906)	(66,906)	(192,000)	287.0%
Other expense	(7,538)	(41,122)	(48,660)	(88,217)	39,557	(44.8)%

Loss before reorganization items, net	(210,771)	(96,795)	(307,566)	(155,123)	(152,443)	98.3%
Reorganization items, net	(1,591)	882,167	880,576	—	880,576	100.0%

(Loss) income before income taxes	(212,362)	785,372	573,010	(155,123)	728,133	(469.4)%
Income tax expense	(996)	(815)	(1,811)	(1,898)	87	(4.6)%

Net (loss) income	(213,358)	784,557	571,199	(157,021)	728,220	(463.8)%
Less: Net loss attributable to noncontrolling interest	(31,064)	(8,734)	(39,798)	(9,280)	(30,518)	328.9%
Net (loss) income attributable to Genco Shipping & Trading Limited	$(182,294)	$793,291	$610,997	$(147,741)	$758,738	(513.6)%

Net (loss) earnings per share - basic	$(3.02)	$18.21	$ N/A	$(3.42)	$ N/A	N/A
Net (loss) earnings per share - diluted	$(3.02)	$18.21	$ N/A	$(3.42)	$ N/A	N/A
Dividends declared and paid per share	$—	$—	$—	$—	$—	—
Weighted average common shares outstanding - basic	60,360,515	43,568,942	N/A	43,249,070	N/A	N/A
Weighted average common shares outstanding - diluted	60,360,515	43,568,942	N/A	43,249,070	N/A	N/A

	Successor	Predecessor	Combined	Predecessor
	Period from July 9 to December 31, 2014	Period from January 1 to July 9, 2014	Year Ended December 31, 2014	Year Ended December 31, 2013	Change	% Change
Balance Sheet Data:
(U.S. Dollars in thousands, at end of period)
Cash and cash equivalents	N/A	N/A	$83,414	$122,722	$(39,308)	(32.0)%
Total assets	N/A	N/A	1,752.913	2,957,254	(1,204,341)	(40.7)%
Total debt (current and long-term, including notes payable)	N/A	N/A	430,135	1,595,945	(1,165,810)	(73.0)%
Total equity	N/A	N/A	1,292,774	1,308,805	(16,031)	(1.2)%

Other Data:
(U.S. Dollars in thousands)
Net cash used in operating activities	$(26,835)	$(33,317)	$(60,152)	$(3,144)	(57,008)	1,813.2%
Net cash used in investing activities	(44,101)	(30,535)	(74,636)	(146,555)	71,919	(49.1)%
Net cash provided by financing activities	18,273	77,207	95,480	199,821	(104,341)	(52.2)%

EBITDA (1)	N/A	N/A	$774,064	$83,041	$691,023	832.1%

(1)                     EBITDA represents net (loss) income attributable to Genco Shipping & Trading plus net interest expense, taxes and depreciation and amortization.  Refer to pages 4-5 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading for each of the periods presented above.

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

Please see pages 8-13 of the Original Filing for a table that sets forth information about the current employment of the vessels currently in our fleet.

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

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

We incur general and administrative expenses, which relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, rent, legal, auditing and other professional expenses.  With respect to the restricted shares issued as incentive compensation to our Chairman, our employees and our directors under our 2005 Equity Incentive Plan and 2012 Equity Incentive Plan for the Predecessor Company and under the Management Incentive Program (the “MIP”) for the Successor Company, refer to Note 24 — Stock-Based Compensation in our consolidated financial statements.  Additionally, we incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.

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

OTHER OPERATING INCOME-

For the years ended December 31, 2014 and 2013, other operating income was $0.5 million and $0.1 million, respectively.  The increase is primarily due to $0.5 million of total payments received from Samsun Logix Corporation as part of the cash settlement related to the rehabilitation plan approved by the South Korean courts during 2010. During the year ended December 31, 2013, we received a final cash settlement and shares of KLC stock as part of the final approved rehabilitation plan approved by the South Korean courts during 2013 which resulted in other operating income of $0.1 million.  Refer to Note 22 — Commitments and Contingencies in our consolidated financial statements for further information regarding the settlement payments.

GOODWILL IMPAIRMENT —

During the year ended December 31, 2014, we recorded $166.1 million of goodwill impairment as a result of our annual assessment.  Refer to Note 5 — Goodwill Impairment in the consolidated financial statements for additional information.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

Net interest expense decreased by $39.6 million from $88.1 million during 2013 to $48.6 million during 2014.  Net interest expense during the years ended December 31, 2014 and 2013 consisted of interest expense under our $100 Million Term Loan Facility, $253 Million Term Loan Facility, the 2010 Baltic Trading Credit Facility and the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility, which were entered into August 30, 2013 and December 3, 2013, respectively.  Additionally, interest income, unused commitment fees associated with the aforementioned credit facilities as well as the amortization of deferred financing costs related to the aforementioned credit facilities are included in net interest expense during 2014 and 2013.  Net interest expense during the years ended December 31, 2014 and 2013 also includes interest expense related to our 5.0% Convertible Senior Notes (the “2010 Notes”) up until the Petition Date and for the facility under the Credit Agreement, dated as of July 20, 2007 (as amended to date), with the banks and other financial institutions named therein as lenders, Wilmington Trust, N.A., as successor administrative and collateral agent, and the other parties thereto (the “2007 Credit Facility”) until the Effective Date.  Lastly, net interest expense during 2014 also includes interest expense under the 2014 Baltic Trading Term Loan Facilities which was entered into on October 8, 2014.

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

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the years ended December 31, 2014 and 2013, net loss attributable to noncontrolling interest was $39.8 million and $9.3 million, respectively.  These amounts represent the net loss attributable to the noncontrolling interest of Baltic Trading.

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

	For the Years Ended December 31,		Increase
	2013	2012	(Decrease)	% Change
Income Statement Data:
(U.S. dollars in thousands except for per share amounts)
Revenues:
Voyage revenue	$224,179	$223,159	$1,020	0.5%
Service revenue	3,285	3,294	(9)	(0.3)%
Revenues	227,464	226,453	1,011	0.4%

Operating Expenses:
Voyage expenses	8,046	7,009	1,037	14.8%
Vessel operating expenses	111,671	114,318	(2,647)	(2.3)%
General, administrative and management fees	34,031	35,673	(1,642)	(4.6)%
Depreciation and amortization	140,743	139,063	1,680	1.2%
Other operating income	(121)	(265)	144	(54.3)%

Total operating expenses	294,370	295,798	(1,428)	(0.5)%

Operating loss	(66,906)	(69,345)	2,439	(3.5)%
Other expense	(88,217)	(87,209)	(1,008)	1.2%
Loss before income taxes	(155,123)	(156,554)	1,431	(0.9)%
Income tax expense	(1,898)	(1,222)	(676)	55.3%

Net loss	(157,021)	(157,776)	755	(0.5)%
Less: Net loss attributable to noncontrolling interest	(9,280)	(12,848)	3,568	(27.8)%
Net loss attributable to Genco shipping & Trading Limited	$(147,741)	$(144,928)	$(2,813)	(19.4)%

Net loss per share - basic	$(3.42)	$(3.47)	$0.05	(1.4)%
Net loss per share - diluted	$(3.42)	$(3.47)	$0.05	(1.4)%
Dividends declared per share	$—	$—	$—	—
Weighted average common shares outstanding — Basic	43,249,070	41,727,075	1,521,995	3.6%
Weighted average common shares outstanding - Diluted	43,249,070	41,727,075	1,521,995	3.6%

Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$122,722	$72,600	$50,122	69.0%
Total assets	2,957,254	2,843,371	113,883	4.0%
Total debt (current and long-term, including notes payable)	1,595,945	1,524,357	71,588	4.7%
Total equity	1,308,805	1,261,207	47,598	3.8%

Other Data:
(U.S. dollars in thousands)
Net cash used in operating activities	$(3,144)	$(18,834)	$15,690	(83.3)%
Net cash used in investing activities	(146,555)	(3,669)	(142,886)	3,894.4%
Net cash used in financing activities	199,821	(132,865)	332,686	(250.4)%

EBITDA (1)	$83,041	$82,537	$504	0.6%

(1)                     EBITDA represents net (loss) income attributable to Genco Shipping & Trading plus net interest expense, taxes and depreciation and amortization.  Refer to pages 4-5 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading for each of the periods presented above.

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

On October 8, 2014, Baltic Trading and its wholly-owned subsidiaries, Baltic Hornet Limited and Baltic Wasp Limited, each entered into the 2014 Baltic Trading Term Loan Facilities to partially finance the newbuilding Ultramax vessel that each subsidiary is to acquire, namely the Baltic Hornet and Baltic Wasp, respectively. Amounts borrowed may not be reborrowed. The 2014 Baltic Trading Term Loan Facilities have a ten-year term and is to be repaid in 20 equal consecutive semi-annual installments of 1/24 of the facility amount a balloon payment of 1/6 of the facility amount to be paid at final maturity. Principal repayments will commence six months after the actual delivery date for the vessel and borrowing bear interest at three or six-month LIBOR rate plus an applicable margin of 2.50%. Refer to Note 10 — Debt in our consolidated financial statements for additional information regarding the 2014 Baltic Trading Term Loan Facilities. On October 24, 2014, Baltic Trading drew down $16.8 million for the purchase of the Baltic Hornet, which was delivered on October 29, 2014.  On December 30, 2014, Baltic Trading drew down $16.4 million for the purchase of the Baltic Wasp, which was delivered on January 2, 2015.

On December 31, 2014, Baltic Trading entered into the Baltic Trading $148 Million Credit Facility.  The Baltic Trading $148 Million Credit Facility is comprised of an $115.0 million revolving credit facility and $33.0 million term loan facility.  Borrowings under the revolving credit facility will be used to refinance Baltic Trading’s outstanding indebtedness under the 2010 Baltic Trading Credit Facility.  Amounts borrowed under the revolving credit facility of the Baltic Trading $148 Million Credit Facility may be re-borrowed.  Borrowings under the term loan facility of the Baltic Trading $148 Million Credit Facility may be incurred pursuant to two single term loans in an amount of $16.5 million each that will be used to finance, in part, the purchase of two newbuilding Ultramax vessels that Baltic Trading has agreed to acquire, namely the Baltic Scorpion and Baltic Mantis.  Amounts borrowed under the term loan facility of the Baltic Trading $148 Million Term Loan Facility may not be re-borrowed.

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

On July 2, 2014, the Bankruptcy Court entered the Confirmation Order, confirming the Plan. On the Effective Date of July 9, 2014, we completed our financial restructuring and emerged from Chapter 11 through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.

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

•                  The conversion of 100% of the Claims under the 2010 Notes into 8.4% of the New Genco Common Stock (subject to dilution by the warrants issued under the Plan). On the Effective Date, the 2010 Notes and the Indenture and First Supplemental Indenture relating to the 2010 Notes (the “Indenture”) were fully satisfied and discharged. Refer to Note 11 — Convertible Senior Notes in our consolidated financial statements for further information.

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

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At December 31, 2013, we had four interest rate swap agreements with DNB Bank ASA to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps was $306.2 million and the swaps had specified rates and durations.  Notwithstanding the agreements we entered into with certain of the lenders under our 2007 Credit Facility, our $100 Million Term Loan Facility and our $253 Million Term Loan Facility to obtain forbearances with respect to certain potential or actual events of default as of March 31, 2014 (the “Relief Agreements”), the fact that we did not make the scheduled amortization payment under our 2007 Credit Facility on March 31, 2014 constituted an event of default under our currently outstanding interest rate swap.

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

As previously announced, we have initiated a fuel efficiency upgrade program for certain of our vessels. We believe this program will generate considerable fuel savings going forward and increase the future earnings potential for these vessels. The cost of the upgrades, which will be performed under the planned drydocking schedule, is expected to be approximately $0.3 million for a Supramax vessel and $0.5 million for a Capesize vessel and is included in GS&T’s and Baltic Trading’s estimated drydocking costs below.  Additionally, during 2015, we expect these upgrades to be installed on four of GS&T’s Supramax vessels and two of Baltic Trading’s Capesize vessels. During 2016, we also expect these upgrades to be installed on one of GS&T’s Supramax vessels.  The upgrades have been successfully installed on four of our vessels, the Genco Aquitaine, Genco Ardennes, Genco Auvergne and Genco Titus, which completed their planned drydockings during the third and fourth quarter of 2014. Additionally, the upgrades have been successfully installed on five of Baltic Trading’s vessels, the Baltic Cougar, the Baltic Panther, the Baltic Leopard, the Baltic Jaguar and the Baltic Wind, which completed their planned drydockings during the first half of 2014.

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

Investments

We hold an investment in the capital stock of Jinhui.  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping. We also hold an investment in the stock of Korea Line Corporation (“KLC”).  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  These investments are designated as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive income (“AOCI”). We classify the investment as a current or noncurrent asset based on our intent to hold the investment at each reporting date.

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

As discussed in Note 27 to the consolidated financial statements, the 2014 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 (April 30, 2015 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting, as revised), which report expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 2, 2015 (April 30, 2015 as to the effects of the restatement discussed in Note 27)

Genco Shipping & Trading Limited

Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013

 (U.S. Dollars in thousands, except for share and per share data)

	Successor	Predecessor
	December 31, 2014 (restated)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$83,414	$122,722
Restricted cash	9,750	9,850
Due from charterers, net	14,739	14,241
Prepaid expenses and other current assets	22,423	19,065
Total current assets	130,326	165,878

Noncurrent assets:
Vessels, net of accumulated depreciation of $36,258 and $730,662, respectively	1,532,843	2,673,795
Deposits on vessels	25,593	1,013
Deferred drydock, net of accumulated amortization of $330 and $11,107, respectively	6,234	11,069
Deferred financing costs, net of accumulated amortization of $729 and $22,279, respectively	10,271	22,011
Fixed assets, net of accumulated depreciation and amortization of $119 and $3,438, respectively	701	5,104
Other noncurrent assets	514	514
Restricted cash	19,945	300
Investments	26,486	77,570
Total noncurrent assets	1,622,587	2,791,376

Total assets	$1,752,913	$2,957,254

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$28,217	$27,359
Current portion of long-term debt	34,324	1,316,439
Current interest payable	—	13,199
Convertible senior note payable	—	115,881
Deferred revenue	1,397	1,597
Current portion of lease obligations	—	176
Fair value of derivative instruments	—	6,975
Total current liabilities:	63,938	1,481,626

Noncurrent liabilities:
Long-term lease obligations	390	3,114
Time charters acquired	—	84
Long-term debt	395,811	163,625
Total noncurrent liabilities	396,201	166,823

Total liabilities	460,139	1,648,449

Commitments and contingencies

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Predecessor Company common stock, par value $0.01; 100,000,000 shares authorized; 44,449,407 shares issued and outstanding at December 31, 2013	—	445
Predecessor Company additional paid-in capital	—	846,658
Successor Company common stock, par value $0.01; 250,000,000 shares authorized; 61,541,389 shares issued and outstanding at December 31, 2014	615	—
Successor Company additional paid-in capital	1,251,197	—
Accumulated other comprehensive (loss) income	(25,317)	53,722
Retained (deficit) earnings	(182,294)	66,644
Total Genco Shipping & Trading Limited shareholders’ equity	1,044,201	967,469
Noncontrolling interest	248,573	341,336
Total equity	1,292,774	1,308,805

Total liabilities and equity	$1,752,913	$2,957,254

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Operations

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

	Successor	Predecessor
	Period from
	July 9 to	Period from
	December 31,	January 1 to
	2014	July 9,	Year Ended December 31,
	(restated)	2014	2013	2012
Revenues:
Voyage revenues	$98,817	$118,759	$224,179	$223,159
Service revenues	1,584	1,701	3,285	3,294

Total revenues	100,401	120,460	227,464	226,453

Operating expenses:
Voyage expenses	7,525	4,140	8,046	7,009
Vessel operating expenses	56,943	64,670	111,671	114,318
General, administrative and management fees	36,915	31,371	34,031	35,673
Depreciation and amortization	36,714	75,952	140,743	139,063
Other operating income	(530)	—	(121)	(265)
Goodwill impairment	166,067	—	—	—

Total operating expenses	303,634	176,133	294,370	295,798

Operating loss	(203,233)	(55,673)	(66,906)	(69,345)

Other (expense) income:
Other income (expense)	36	(106)	(76)	(29)
Interest income	46	45	75	378
Interest expense	(7,620)	(41,061)	(88,216)	(87,558)

Other expense	(7,538)	(41,122)	(88,217)	(87,209)

Loss before reorganization items, net	(210,771)	(96,795)	(155,123)	(156,554)
Reorganization items, net	(1,591)	882,167	—	—

(Loss) income before income taxes	(212,362)	785,372	(155,123)	(156,554)
Income tax expense	(996)	(815)	(1,898)	(1,222)

Net (loss) income	(213,358)	784,557	(157,021)	(157,776)
Less: Net loss attributable to noncontrolling interest	(31,064)	(8,734)	(9,280)	(12,848)
Net (loss) income attributable to Genco Shipping & Trading Limited	$(182,294)	$793,291	$(147,741)	$(144,928)

Net (loss) income per share-basic	$(3.02)	$18.21	$(3.42)	$(3.47)
Net (loss) income per share-diluted	$(3.02)	$18.21	$(3.42)	$(3.47)
Weighted average common shares outstanding-basic	60,360,515	43,568,942	43,249,070	41,727,075
Weighted average common shares outstanding-diluted	60,360,515	43,568,942	43,249,070	41,727,075
Dividends declared per share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Comprehensive (Loss) Income

(U.S. Dollars in Thousands)

	Successor	Predecessor
	Period from
	July 9 to	Period from
	December 31,	January 1 to
	2014	July 9,	Year Ended December 31,
	(restated)	2014	2013	2012

Net (loss) income	$(213,358)	$784,557	$(157,021)	$(157,776)

Change in unrealized (loss) gain on investments	(25,317)	(25,766)	56,482	(3,480)
Unrealized gain on cash flow hedges, net	—	2,401	9,081	9,188
Other comprehensive (loss) income	(25,317)	(23,365)	65,563	5,708

Comprehensive (loss) income	(238,675)	761,192	(91,458)	(152,068)
Less: Comprehensive loss attributable to noncontrolling interest	(31,064)	(8,734)	(9,280)	(12,848)
Comprehensive (loss) income attributable to Genco Shipping & Trading Limited	$(207,611)	$769,926	$(82,178)	$(139,220)

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Equity

(U.S. Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained (Deficit) Earnings (restated)	Genco Shipping & Trading Limited Shareholders’ Equity (restated)	Noncontrolling Interest (restated)	Total Equity

Balance — January 1, 2012 (Predecessor)	$363	$809,443	$(17,549)	$359,349	$1,151,606	$210,012	$1,361,618

Net loss				(144,928)	(144,928)	(12,848)	(157,776)
Change in unrealized gain on investments			(3,480)		(3,480)	—	(3,480)
Unrealized gain on cash flow hedges, net			9,188		9,188	—	9,188
Issuance of 7,500,000 shares of common stock	75	49,799			49,874	—	49,874
Issuance of 464,175 shares of nonvested stock, less forfeitures of 1,500 shares	5	(5)			—	—	—
Nonvested stock amortization		4,087			4,087	1,777	5,864
Cash dividends paid by Baltic Trading Limited				(30)	(30)	(4,051)	(4,081)
Vesting of restricted shares issued by Baltic Trading Limited		(21)			(21)	21	—

Balance — December 31, 2012 (Predecessor)	$443	$863,303	$(11,841)	$214,391	$1,066,296	$194,911	$1,261,207

Net loss				(147,741)	(147,741)	(9,280)	(157,021)
Change in unrealized gain on investments			56,482		56,482	—	56,482
Unrealized gain on cash flow hedges, net			9,081		9,081	—	9,081
Issuance of 200,634 shares of nonvested stock, less forfeitures of 21,500 shares	2	(2)			—	—	—
Nonvested stock amortization		2,924			2,924	1,558	4,482
Issuance of common stock of Baltic Trading Limited		(19,532)			(19,532)	155,695	136,163
Cash dividends paid by Baltic Trading Limited				(6)	(6)	(1,583)	(1,589)
Vesting of restricted shares issued by Baltic Trading Limited		(35)			(35)	35	—

Balance — December 31, 2013 (Predecessor)	$445	$846,658	$53,722	$66,644	$967,469	$341,336	$1,308,805

Net loss, exclusive of net gain from fresh-start adjustments				(124,107)	(124,107)	(8,734)	(132,841)
Unrealized loss on investments			(25,766)		(25,766)	—	(25,766)
Unrealized gain on cash flow hedges, net			2,401		2,401	—	2,401
Nonvested stock amortization		2,403			2,403	1,949	4,352
Cash dividends paid by Baltic Trading Limited		(5)			(5)	(2,041)	(2,046)
Vesting of restricted shares issued by Baltic Trading Limited		74			74	(74)	—
Subtotal — July 9, 2014 (Predecessor)	$445	$849,130	$30,357	$(57,463)	$822,469	$332,436	$1,154,905
Net gain from fresh-start adjustments (see Note 21)				917,399	917,399	—	917,399
Balance — July 9, 2014 (Predecessor)	$445	$849,130	$30,357	$859,936	$1,739,868	$332,436	$2,072,304
Fresh-start adjustments:
Cancellation of Predecessor common stock	(445)	(849,130)			(849,575)	—	(849,575)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive income			(30,357)	(859,936)	(890,293)	—	(890,293)
Elimination of Predecessor non-controlling interest					—	(332,436)	(332,436)
Issuance of new equity interest in connection with emergence from Chapter 11, including the $100 Million Rights Offering	603	1,232,397			1,233,000	—	1,233,000
Revaluation of non-controlling interest					—	279,069	279,069
Balance — July 9, 2014 (Successor)	$603	$1,232,397	$—	$—	$1,233,000	$279,069	$1,512,069
Net loss				(182,294)	(182,294)	(31,064)	(213,358)
Unrealized loss on investments			(25,317)		(25,317)	—	(25,317)
Issuance of 131,017 shares of common stock	1	(1)			—	—	—
Issuance of 1,110,600 shares of nonvested stock	11	(11)			—	—	—
Nonvested stock amortization		18,854			18,854	1,551	20,405
Cash dividends paid by Baltic Trading Limited		(3)			(3)	(1,022)	(1,025)
Vesting of restricted shares issued by Baltic Trading Limited		(39)			(39)	39	—
Balance — December 31, 2014 (Successor)	$615	$1,251,197	$(25,317)	$(182,294)	$1,044,201	$248,573	$1,292,774

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Cash Flows

(U.S. Dollars in Thousands)

	Successor	Predecessor
	Period from
	July 9 to	Period from
	December	January 1 to
	31,	July 9,	Year Ended December 31,
	2014	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(213,358)	$784,557	$(157,021)	$(157,776)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash reorganization items and fresh-start reporting adjustments, net	—	(917,399)	—	—
Goodwill impairment	166,067	—	—	—
Depreciation and amortization	36,714	75,952	140,743	139,063
Amortization of deferred financing costs	845	4,461	9,116	5,413
Amortization of time charters acquired	450	(68)	(334)	(746)
Amortization of discount on Convertible Senior Notes	—	1,592	4,963	4,537
Receipt of stock in lieu of cash payment	—	—	(100)	—
Interest expense related to the de-designation of the interest rate swap	—	1,048	—	—
Unrealized loss (gain) on derivative instruments	—	—	4	(100)
Amortization of nonvested stock compensation expense	20,405	4,352	4,482	5,864
Change in assets and liabilities:
(Increase) decrease in due from charterers	(1,545)	1,047	(2,527)	1,974
Decrease (increase) in prepaid expenses and other current assets	8,343	(11,735)	(919)	(437)
(Decrease) increase in accounts payable and accrued expenses	(39,170)	32,534	2,765	(4,880)
Increase (decrease) in deferred revenue	400	(600)	273	(2,903)
Increase in lease obligations	390	195	143	1,324
Deferred drydock costs incurred	(6,376)	(9,253)	(4,732)	(10,167)

Net cash used in operating activities	(26,835)	(33,317)	(3,144)	(18,834)
Cash flows from investing activities:
Purchase of vessels, including deposits	(24,473)	(29,995)	(145,350)	(1,155)
Purchase of other fixed assets	(208)	(415)	(1,205)	(2,114)
Changes in deposits of restricted cash	(19,420)	(125)	—	(400)

Net cash used in investing activities	(44,101)	(30,535)	(146,555)	(3,669)
Cash flows from financing activities:
Repayments on the 2007 Credit Facility	—	—	—	(118,588)
Repayments on the $100 Million Term Loan Facility	(3,846)	(3,846)	—	(15,385)
Repayments on the $253 Million Term Loan Facility	(5,075)	(10,150)	—	(40,600)
Proceeds on the 2010 Baltic Trading Credit Facility	—	—	1,000	—
Proceeds from the Baltic Trading $22 Million Term Loan Facility	—	—	22,000	—
Repayments on the Baltic Trading $22 Million Term Loan Facility	(750)	(750)	(375)	—
Proceeds from the Baltic Trading $44 Million Term Loan Facility	—	—	44,000	—
Repayments on the Baltic Trading $44 Million Term Loan Facility	(1,375)	(1,375)	—	—
Proceeds from the 2014 Baltic Trading Term Loan Facilities	33,150	—	—	—
Payment of dividend by subsidiary	(1,025)	(2,046)	(1,589)	(4,081)
Cash settlement of non-accredited Note holders	(484)	—	—	—
Proceeds from Rights Offering	—	100,000	—	—
Proceeds from issuance of common stock	—	—	—	50,721
Payment of common stock issuance costs	—	—	—	(847)
Proceeds from issuance of common stock by subsidiary	—	—	136,980	—
Payment of common stock issuance costs by subsidiary	—	(111)	(706)	—
Payment of deferred financing costs	(2,322)	(4,515)	(1,489)	(4,085)

Net cash provided by (used in) financing activities	18,273	77,207	199,821	(132,865)

Net (decrease) increase in cash and cash equivalents	(52,663)	13,355	50,122	(155,368)

Cash and cash equivalents at beginning of period	136,077	122,722	72,600	227,968
Cash and cash equivalents at end of period	$83,414	$136,077	$122,722	$72,600

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

On July 2, 2014, the Bankruptcy Court entered an order (the “Confirmation Order”), confirming the First Amended Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code (the “Plan”).  Capitalized terms used but not defined below shall have the meanings given to them in the Plan.  On the July 9, 2014 (the “Effective Date”), the Debtors completed their financial restructuring and emerged from Chapter 11 through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.  References to “Successor Company” refer to the Company after July 9, 2014, after giving effect to the application of fresh-start reporting (see “Financial Statement Presentation” section below).  References to “Predecessor Company” refer to the Company prior to July 9, 2014.

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

Depreciation expense is calculated based on cost less the estimated residual scrap value.  The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment.  Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense.  Expenditures for routine maintenance and repairs are expensed as incurred.  Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt).  Effective July 9, 2014, on the Effective Date, the Company increased the estimated scrap value of the vessels from $245 per lwt to $310 per lwt prospectively based on the 15-year average scrap value of steel.  The change in the estimated scrap value will result in a decrease in depreciation expense over the remaining life of the vessel assets.  During the period from July 9 to December 31, 2014, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $1,540 for the Successor Company. The decrease in depreciation expense resulted in a $0.03 change to the basic and diluted net loss per share during the period from July 9 to December 31, 2014.  The basic and diluted net loss per share would have been ($3.05) per share if there was no change in the estimated scrap value.

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

Income taxes

Pursuant to Section 883 of the U.S. Internal Revenue Code of 1986 (as amended) (the “Code”), qualified income derived from the international operations of ships is excluded from gross income and exempt from U.S. federal income tax if a company engaged in the international operation of ships meets certain requirements (the “Section 883 exemption”).  Among other things, in order to qualify, the Company must be incorporated in a country that grants an equivalent exemption to U.S. corporations and must satisfy certain qualified ownership requirements.

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

During the period from July 9 to December 31, 2014, Baltic Trading had U.S. source shipping income of $450.  Baltic Trading’s estimated U.S. gross transportation income tax expense for the period from July 9 to December 31, 2014 was $18.  During the period from January 1 to July 9, 2014 and during the years ended December 31, 2013 and 2012, Baltic Trading had U.S. source shipping income of $965, $832 and $690, respectively.  Baltic Trading’s U.S. gross transportation income tax expense for the period from January 1 to July 9, 2014 and for the years ended December 31, 2013 and 2012 was $39, $34 and $28, respectively.

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

Capitalized interest expense associated with the newbuilding contracts entered into by Baltic Trading as recorded by the Successor Company for the period from July 9 to December 31, 2014 was $400.  Capitalized interest expense associated with the newbuilding contracts entered into by Baltic Trading as recorded by the Predecessor Company for the period from January 1 to July 9, 2014 and during the years ended December 31, 2013 and 2012 was $295, $0 and $0, respectively.

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

The following table sets forth a reconciliation of the net (loss) income attributable to GS&T and the net (loss) income attributable to GS&T for diluted net (loss) income per share under the “if-converted” method:

	Successor	Predecessor
	Period from	Period from
	July 9 to	January 1 to
	December 31,	July 9,	Year Ended December 31,
	2014	2014	2013	2012

Net (loss) income attributable to GS&T	$(182,294)	$793,291	$(147,741)	$(144,928)

Interest expense related to convertible notes, if dilutive	—	—	—	—

Net (loss) income attributable to GS&T for the computation of diluted net (loss) income per share	$(182,294)	$793,291	$(147,741)	$(144,928)

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

27 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s 2014 consolidated financial statements, the Company became aware of an error in its allocation of goodwill impairment to noncontrolling interest recognized in December 2014 by the Company  associated with its consolidated subsidiary Baltic Trading (refer to Note 5 — Goodwill Impairment). As a result of this error, amounts allocated to the Company’s noncontrolling interest in the Company’s previously reported Consolidated Statement of Operations of the Successor Company for the period from July 9, 2014 to December 31, 2014 and the Company’s previously reported Consolidated Balance Sheet of the Successor Company as of December 31, 2014 were incorrect.

The error affected the Company’s previously reported Net loss allocable to GS&T and the noncontrolling interest and Net loss per share allocable to GS&T on the face of the Company’s Consolidated Statement of Operations of the Successor Company for the period from July 9, 2014 to December 31, 2014; and the Company’s previously reported allocation of shareholders’ equity to the shareholders of the Company and the noncontrolling interest in the face of the Company’s Consolidated Balance Sheet of the Successor Company as of December 31, 2014. The error did not impact the Company’s previously reported consolidated revenues, operating expenses, net loss or cash flows for the Successor Company for the period from July 9, 2014 to December 31, 2014; or the Company’s previously reported consolidated  assets, liabilities or total equity of the Successor Company as of December 31, 2014.

The Company determined its previously issued consolidated financial statements for the year ended December 31, 2014 should be restated to correct for this error. The effect of correcting for this error resulted in; 1) a decrease in previously reported net loss attributable to GS&T and an increase in previously reported Net loss attributable to noncontrolling interest for the period from July 9, 2014 to December 31, 2014 by the same amount; and 2) an increase in GS&T’s equity attributable to its shareholders and a decrease in the  Noncontrolling interest in the Consolidated Balance Sheet as of December 31, 2014 by the same amount. The effect of correcting these errors is summarized as follows:

•      For the period from July 9, 2014 to December 31, 2014, the previously reported Net loss attributable to GS&T decreased by $21,823 to $182,294 from $204,117 as a result of the restatement.  This resulted in a change in Net loss per share from $3.38 to $3.02 as a result of the restatement. After the restatement, the Net loss attributable to noncontrolling interest for the period from July 9, 2014 to December 31, 2014 increased by $21,823 to $31,064 from $9,241. The Company’s consolidated Net loss for the period from July 9, 2014 to December 31, 2014 was unchanged at $213,358.

•      As of December 31, 2014, the previously reported equity recorded by GS&T attributable to its shareholders increased by $21,823 to $1,044,201 from $1,022,378 as a result of the restatement. After restatement, as of December 31, 2014, the noncontrolling interest’s equity decreased by $21,823 to $248,573 from $270,396.  The Company’s consolidated total equity in its Consolidated Balance Sheet as of December 31, 2014 was unchanged at $1,292,774.

28 — UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.  We have presented the unaudited quarterly results of operations separately for the Successor Company and the Predecessor Company.

	2014
	Predecessor			Successor
			Period from	Period from	Quarter Ended
	Quarter Ended		July 1 to	July 9 to	December 31
	March 31	June 30	July 9	September 30	(restated)
	(In thousands, except share and per share amounts)
Revenues	$63,180	$51,545	$4,034	$43,943	$54,874
Operating (loss) income	(20,766)	(26,552)	(8,356)	(17,436)	(185,796)

Net (loss) income	(42,238)	(65,557)	892,351	(22,562)	(190,795)
Net (loss) income attributable to noncontrolling interest	(3,133)	(5,033)	(568)	(4,272)	(26,792)
Net (loss) income attributable to Genco Shipping & Trading Limited	(39,105)	(60,524)	892,919	(18,290)	(164,003)

Net (loss) earnings per share - basic (2)	$(0.90)	$(1.39)	$20.49	$(0.30)	$(2.72)
Net (loss) earnings per share - diluted (2)	$(0.90)	$(1.39)	$20.49	$(0.30)	$(2.72)
Dividends declares and paid per share (1)	$—	$—	$—	$—	$—
Weighted average common shares outstanding - basic	43,568,942	43,568,942	43,568,942	60,299,766	60,415,981
Weighted average common shares outstanding - diluted	43,568,942	43,568,942	43,568,942	60,299,766	60,415,981

	2013
	Predecessor
	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$40,486	$45,760	$59,433	$81,785
Operating (loss) income	(30,474)	(27,075)	(13,387)	4,030

Net (loss) income	(51,950)	(48,940)	(36,976)	(19,155)
Net (loss) income attributable to noncontrolling interest	(3,787)	(3,571)	(1,942)	20
Net (loss) income attributable to Genco Shipping & Trading Limited	(48,163)	(45,369)	(35,034)	(19,175)

Net (loss) earnings per share - basic (2)	$(1.12)	$(1.05)	$(0.81)	$(0.43)
Net (loss) earnings per share - diluted (2)	$(1.12)	$(1.05)	$(0.81)	$(0.43)
Dividends declares and paid per share (1)	$—	$—	$—	$—
Weighted average common shares outstanding - basic	43,161,510	43,196,895	43,231,510	43,403,894
Weighted average common shares outstanding - diluted	43,161,510	43,196,895	43,231,510	43,403,894

(1)                     Does not include cash dividends paid by Baltic Trading.

(2)                     Amounts may not total to annual earnings (loss) because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

29 - SUBSEQUENT EVENTS

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

Refer to Note 10 — Debt for discussion on collateral short-fall for the $100 Million Term Loan Facility and the $253 Million Term Facility.

ITEM 9A.                                       CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act as of the end of the period covered by this Report.  Based upon that evaluation, our President and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Our assessment included consideration of an error that was identified in April 2015 in our accounting for the allocation of a goodwill impairment charge recorded in December 2014 that was partially attributable to our noncontrolling interests. Specifically, management identified that process level controls, including management review of consolidated financial information and legal entity trial balances within our consolidated financial reporting process regarding attribution of income/loss to our noncontrolling interests were not adequately designed. These controls lacked attributes specific to the accurate tracking of basis differences attributable to noncontrolling interests that were established in July 2014 associated with our application of fresh-start accounting.

This error is corrected in this Form 10-K/A. Management concluded that this internal control design deficiency represented a material weakness as of December 31, 2014, as there was a reasonable possibility our internal controls existing at the time would not have prevented or detected a material misstatement of income (loss) attributable to noncontrolling interest and Genco’s common shareholders in our statements of consolidated operations and the related equity components in our statements of consolidated financial position as well as our earnings (loss) per common shareholder.  Accordingly, management concluded that our internal controls over financial reporting were not effective as of December 31, 2014. However this material weakness did not have a pervasive effect on internal controls over financial reporting, as it was limited to the accurate tracking of basis differences attributable to noncontrolling interests that were established in July 2014 associated with our application of fresh-start accounting.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting.  The attestation report is included on pages 36-37 of this report.

CHANGES IN INTERNAL CONTROLS

In response to the identified error and the related material weakness in internal control described above, management has implemented remediation efforts to address the design of internal controls related to our accounting for noncontrolling interests. Our new and refined internal controls are intended to prevent or detect similar occurrences. Such changes to our internal controls include (1) improved reconciliation and review controls over tracking legal entity financial information and focus on classification and presentation effects of less-than-wholly-owned subsidiaries in our consolidation process; and (2) enhanced training and education on principles related to accounting for noncontrolling interests.

Other than the material weakness described above, there have been no changes in our internal controls or over financial reporting that occurred during the fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As discussed in Note 1 to the consolidated financial statements, on July 2, 2014, the Company emerged from Chapter 11 of the Bankruptcy Code pursuant to the terms of a reorganization plan (the “Plan”) that was approved by the bankruptcy court and declared effective as of July 9, 2014. The terms of the Plan resulted in a series of financial restructuring transactions for the Company and a change in its control, which met the criteria in Accounting Standards Codification (ASC) Topic 852, Reorganizations, for the Company to apply fresh-start accounting in conformity with the requirements of ASC Topic 852.  Accordingly, the financial information in the accompanying consolidated financial statements has carrying values not comparable with prior periods presented.

As discussed in Note 27 to the consolidated financial statements, the 2014 consolidated financial statements have been restated to correct an error.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s accounting for the allocation of a goodwill impairment charge recorded in December 2014 that was partially attributable to its noncontrolling interests has been identified and included in management’s assessment about the effectiveness of the Company’s internal control over financial reporting. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audits of the Company’s consolidated financial statements as of and for the year ended December 31, 2014 and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 (April 30, 2015 as to the effects of the restatement discussed in Note 27) expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015 (April 30, 2015 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting, as revised).

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Genco Board of Directors currently consists of seven directors.  Under Genco’s Certificate of Incorporation, as amended, the Board of Directors is classified into two classes.  The term of office of the Class I directors expires at the Genco 2015 Annual Meeting of Shareholders, while the term of office of the Class II directors expires at the Genco 2016 Annual Meeting of Shareholders.  Upon the conclusion of such second annual meeting, the Board of Directors will automatically cease to be divided into classes, with all directors to be elected annually.  The classes are currently comprised as follows:

•                       Class I directors.  Peter Georgiopoulos, Ian Ashby and Eugene I. Davis are Class I directors whose terms expire at the Genco 2015 Annual Meeting of Shareholders.

•                       Class II directors.  James G. Dolphin, Michael J. Leffell, William Manuel and Bao D. Truong are Class II directors whose terms expire at the Genco 2016 Annual Meeting of Shareholders.

Below is selected biographical information for our directors as of the date of this report:

Name	Age	Position
Peter C. Georgiopoulos	54	Chairman and Director
Ian Ashby	58	Director
Eugene I. Davis	60	Director
James G. Dolphin	47	Director
Michael J. Leffell	56	Director
William Manuel	42	Director
Bao D. Truong	41	Director

Peter C. Georgiopoulos has served as Chairman and as a director of Genco since Genco’s inception. Since 1997, Mr. Georgiopoulos served as Chairman and a member of the board of directors of General Maritime Corporation and its predecessors, which he founded, and he served as CEO from 1997 to 2008 and President from 2003 to 2008. Mr. Georgiopoulos is also Chairman and a director of Aegean Marine Petroleum Network, Inc., a company listed on the New York Stock Exchange. Mr. Georgiopoulos has also served as chairman of the board of directors and a director of Baltic Trading since March 2010. From 1991 to 1997, he was the principal of Maritime Equity Management, a ship-owning and investment company that he founded in 1991. From 1990 to 1991, he was affiliated with Mallory Jones Lynch & Associates, an oil tanker brokerage firm. From 1987 to 1990, Mr. Georgiopoulos was an investment banker at Drexel Burnham Lambert. Before entering the investment banking business, he had extensive experience in the sale, purchase and chartering of vessels while working for shipowners in New York and Piraeus, Greece. Mr. Georgiopoulos is a member of the American Bureau of Shipping. He holds an MBA from Dartmouth College.  As a result of these and other professional experiences, Genco believes Mr. Georgiopoulos possesses knowledge and experience regarding Genco’s history and operations and the shipping industry, finance and capital markets, that strengthen the Board’s collective qualifications, skills and experience.

Ian Ashby has served as a director of Genco since July 21, 2014.  Mr. Ashby currently serves as a corporate advisor.  Mr. Ashby has worked for BHP Billiton and its predecessor companies for twenty-five years. During his time at BHP Billiton, Mr. Ashby served in a variety of roles culminating in serving for over five years as President — Iron Ore. Prior to holding that position, Mr. Ashby served as Mine Superintendent; Resident, Mine, and Oxide Manager; Vice President — Projects; Vice-President — Asset Development; President — Joint Ventures; Chief Operating Officer — Base Metals; Acting President — Base Metals; and Chief Operating Officer — Western Australia Iron Ore. During his time at BHP Billiton, Mr. Ashby at various times served as a member of the board of the University of Western Australia Business School, a member of the board of directors of Samarco Joint Venture, a member of BHP Billiton’s executive committee, and Chairman of BHP Billiton’s Iron Ore Executive Committee and Western Australia Iron Ore Executive Committee. Mr. Ashby currently serves on the Boards of Directors of New World Resources, Alderon Iron Ore Corp. and Nevson Resources Ltd.  Mr. Ashby received his Bachelor of Engineering Degree from the University of Melbourne.  As a result of these and other professional experiences, Genco believes Mr. Ashby possesses knowledge and experience regarding general business and finance that strengthen the Board’s collective qualifications, skills and experience.

Eugene I. Davis has served as a director of Genco since July 21, 2014.  Mr. Davis has been the Chairman and Chief Executive Officer of Pirinate Consulting Group LLC, a privately held consulting firm, since 1999. Pirinate specializes in turnaround management, merger and acquisition consulting and strategic planning advisory services for public and private business entities.  Mr. Davis currently serves as a director of Spectrum Brands Holdings, Inc., Harbinger Group Inc., WMI Holdings Corp. and U.S. Concrete, Inc. Mr. Davis holds a Bachelor of Arts in International Politics from Columbia University, Columbia College, a Masters in International Affairs, International Law and Organization from Columbia University’s School of International Affairs, and Juris Doctor from the Columbia University’s School of Law. Mr. Davis serves on the Executive Committee of the Columbia College Alumni Association.  As a result of these and other professional experiences, Genco believes Mr. Davis possesses knowledge and experience regarding general business and finance that strengthen the Board’s collective qualifications, skills and experience.

James G. Dolphin has served as a director of Genco since July 21, 2014.  Mr. Dolphin has served as the Managing Director and President of AMA Capital Partners, LLC, since 2001. AMA is a leading shipping and offshore merchant bank and advisor. Prior to joining AMA, Mr. Dolphin served as a Principal of Booz Allen Hamilton, serving as the leader of their commercial freight management consultancy practice. Mr. Dolphin also served as a Transportation Executive with First National Bank of Maryland. Mr. Dolphin has served as a member of the Board of Directors of Remedial Cayman Limited since 2010. Mr. Dolphin received his B.A. in Economics and Managerial Studies from Rice University.  As a result of these and other professional experiences, Genco believes Mr. Dolphin possesses knowledge and experience regarding the shipping industry, ship finance, and general business matters that strengthen the Board’s collective qualifications, skills and experience.

Michael J. Leffell has served as a director of Genco since July 21, 2014.  Mr. Leffell is the founder of Portage Advisors, LLC, a privately held company focused on alternative asset investments and consulting. Until his retirement in 2009, Mr. Leffell was the Deputy Executive Managing Member of Davidson Kempner Capital Management, an event driven, multistrategy hedge fund. While at the firm, Mr. Leffell also co-ran the Distressed Securities investment strategy for 20 years. Mr. Leffell has previously served as a director of Compton Petroleum Inc. Mr. Leffell established The Lisa and Michael Leffell Foundation, dedicated to Jewish education, strengthening security and vibrancy of the State of Israel, social service, and medical research. Mr. Leffell is President of the Board of Trustees at the Solomon Schechter School of Westchester, a Trustee of The Jewish Theological Seminary, UJA Federation of New York, Commentary Magazine, and The Gruss Life Monument Funds, Inc., and is a Wexner Heritage Fellow. Mr. Leffell received his J.D. from Columbia Law School, where he was a Harlan Fiske Stone Scholar, and earned a B.A., magna cum laude, Phi Beta Kappa, from Clark University, where he was awarded the H. Donaldson Jordan Prize in History.  As a result of these and other professional experiences, Genco believes Mr. Leffell possesses knowledge and experience regarding general business and finance that strengthen the Board’s collective qualifications, skills and experience.

William Manuel has served as a director of Genco since July 21, 2014.  Mr. Manuel is a Senior Managing Director at Centerbridge. Mr. Manuel joined Centerbridge in 2006, and currently focuses on investments in the Transportation & Logistics, Business Services & Media, and Telecom & Technology sectors. Prior to joining Centerbridge, Mr. Manuel was a Principal with Spectrum Equity Investors. At Spectrum, he focused on investments in the business services, technology and media and government services sectors. Prior to his time at Spectrum, he was a Principal at Spire Capital, a private equity firm focused on the media and communications sectors, before which he worked in the Mergers and Acquisitions group at Chase Securities. Mr. Manuel earned a B.A. in Government from Connecticut College. Mr. Manuel serves on the boards of directors of syncreon Holdings Limited, Cardinal Logistics Management, Inc., and Kenan Advantage Group, Inc.  As a result of these and other professional experiences, Genco believes Mr. Manuel possesses knowledge and experience regarding general business and finance that strengthen the Board’s collective qualifications, skills and experience.

Bao D. Truong has served as a director of Genco since July 21, 2014.  Mr. Truong is a Senior Managing Director at Centerbridge, which he joined in 2010. Prior to joining Centerbridge, Mr. Truong was a Managing Director and Partner in the credit business of Fortress Investment Group LLC. While at Fortress from 2004 to 2010, Mr. Truong was engaged principally in public market investments across the corporate capital structure, with a focus on distressed and special situations. Prior to his time at Fortress, Mr. Truong was a member of the distressed/high-yield research and trading business of Lehman Brothers Inc. Mr. Truong graduated magna cum laude from the University of Pennsylvania, where he was a Benjamin Franklin Scholar, with degrees in Finance (Wharton) and Computer Science & Engineering. He received his M.B.A. from Harvard Business School. Mr. Truong serves on the Board of Directors of Alinta Holdings.  As a result of these and other professional experiences, Genco believes Mr. Truong possesses knowledge and experience regarding general business and finance that strengthen the Genco Board’s collective qualifications, skills and experience.

Mr. Georgiopoulos serves as an executive officer of Genco and General Maritime Corporation.  On April 21, 2014, Genco and its subsidiaries other than Baltic Trading and its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code.  On November 17, 2011, General Maritime and substantially all of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code.

Corporate Governance

NYSE Listing Standards — While Genco is not currently listed on the NYSE, it elects to comply with NYSE rules with respect to director independence and committee composition.

Governance Materials - All of Genco’s corporate governance materials, including the committee charters of the Board and Genco’s Corporate Governance Guidelines, are published on the Corporate Governance section of Genco’s website under “Investor” at www.gencoshipping.com.  These materials are also available in print to any shareholder upon request. Genco’s Board regularly reviews corporate governance developments and modifies its committee charters as warranted.  Any modifications are reflected on Genco’s website.

Director Independence - It is the Genco Board’s objective that a majority of the Genco Board consists of independent directors. For a director to be considered independent, the Genco Board must determine that the director does not have any material relationship with Genco. The Genco Board follows the criteria set forth in applicable NYSE listing standards to determine director independence.  The Genco Board will consider all relevant facts and circumstances in making an independence determination.

All members of the Genco Audit, Compensation and Nominating, Corporate Governance, and Conflicts Committees must be independent directors as defined by applicable NYSE listing standards.  Members of the Genco Audit Committee must also satisfy a separate SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from Genco or any of its subsidiaries other than their director compensation.

The independent directors of Genco are Ian Ashby, Eugene I. Davis, James G. Dolphin and Michael J. Leffell.  The Genco Board has determined that each of the members of the Audit, the Compensation and the Nominating, Corporate Governance, and Conflicts Committees, respectively, are independent as defined in the applicable NYSE listing standards.

Code of Ethics - All directors, officers, employees and agents of Genco must act ethically at all times and in accordance with the policies comprising Genco’s code of ethics set forth in the its Code of Ethics. Under Genco’s Code of Ethics, the Genco Board will only grant waivers for a director or an executive officer in limited circumstances and where circumstances would support a waiver.  Such waivers may only be made by the Audit Committee.

Genco’s Code of Ethics is available on Genco’s website at www.gencoshipping.com and is available in print to any shareholder upon request.  Genco intends to provide any disclosures regarding the amendment or waiver of its Code of Ethics on its website.

Communicating Concerns to Directors — Shareholders or other interested parties may communicate directly with any individual director, with the Genco Board as a group, with the Chairman or other presiding director for the non-management directors, or with non-management directors as a group pursuant to Section 303A.03 of the NYSE’s Listed Company Manual.  All of Genco’s directors are currently non-management directors.  All communications should be in writing and should be addressed to the intended recipient(s), c/o John C. Wobensmith, Secretary, 299 Park Avenue, 12th Floor, New York, New York 10171.  Once the communication is received by the Secretary, the Secretary reviews the communication.  Communications that comprise advertisements, solicitations for business, requests for employment, requests for contributions or other inappropriate material will not be forwarded to Genco’s directors. Other communications are promptly forwarded to the addressee.

Board Meetings and Committees

During fiscal year 2014, there were 13 meetings of the Genco Board of Directors prior to the Effective Date and 4 meetings of the Genco Board of Directors after the Effective Date.  A quorum of Directors was present, either in person or telephonically, for all of the meetings.  Actions were also taken during the year by unanimous written consent of Genco’s directors.  All directors attended at least 75% of the aggregate of the total number of meetings of the Genco Board of Directors and the total number of meetings of all Committees of the Genco Board of Directors on which they served.  Genco encourages all directors to attend each annual meeting of shareholders.

During fiscal year 2014, Genco’s Audit Committee was comprised of Harry A. Perrin, Nathaniel C.A. Kramer and Mark F. Polzin until the Effective Date, and Eugene Davis, James G. Dolphin and Michael J. Leffell from and after August 4, 2014, all of whom qualify (or qualified) as independent under the listing requirements of the NYSE and are (or were) financially literate.  Mr. Davis is also a financial expert as defined under Item 401(h)(2) of Regulation S-K.  Please refer to Mr. Davis’ biographical information on page 39 for his relevant experience.  Through its written charter, Genco’s Audit Committee has been delegated the responsibility of reviewing with the independent auditors the plans and results of the audit engagement, reviewing the adequacy, scope and results of the internal accounting controls and procedures, reviewing the degree of independence of the auditors, reviewing the auditor’s fees and recommending the engagement of the auditors to the full Board. During fiscal year 2014, Genco’s Audit Committee held six meetings prior to the Effective Date and five meetings after the Effective Date.

Genco’s Compensation Committee was comprised of Mark F. Polzin, Harry A. Perrin and Nathaniel C.A. Kramer until the Effective Date, and Ian Ashby, Eugene Davis and Michael J. Leffell from and after August 4, 2014.  All of these directors qualify (or qualified) as independent under the listing requirements of the NYSE, and none of them is (or was) an employee of Genco.  Through its written charter, Genco’s Compensation Committee administers Genco’s equity incentive plan and other corporate benefits programs.  Genco’s Compensation Committee also considers from time to time matters of compensation philosophy and competitive status, and also reviews, approves, or recommends executive officer bonuses, equity grants and other compensation.  Genco’s Compensation Committee generally does not delegate its authority, although Genco’s officers are responsible for the day-to-day administration of Genco’s 2005 Equity Incentive Plan and 2012 Equity Incentive Plan.  Genco’s Compensation Committee’s primary processes for establishing and overseeing executive compensation can be found under “Compensation Discussion and Analysis” below.  Directors’ compensation is established by the Genco Board of Directors upon the recommendation of Genco’s Compensation Committee.  During fiscal year 2014, Genco’s Compensation Committee held seven meetings prior to the Effective Date and three meetings after the Effective Date.

Genco’s Nominating, Corporate Governance, and Conflicts Committee was comprised of Basil G. Mavroleon, Rear Admiral Robert C. North, and Alfred E. Smith IV until the Effective Date, and James G. Dolphin, Ian Ashby and Michael J. Leffell from and after August 4, 2014.  All of these directors qualify (or qualified) as independent under the listing requirements of the NYSE, and none of them is (or was) an employee of Genco.  Through its written charter, the Nominating, Corporate Governance, and Conflicts Committee assists the Board in identifying qualified individuals to become Board members, in determining the composition of the Board and its committees, in monitoring a process to assess Board effectiveness and in developing and implementing Genco’s corporate governance guidelines. When a vacancy exists on the Board, or when the Board determines to add an additional director, the Nominating, Corporate Governance, and Conflicts Committee seeks out appropriate candidates from various sources, which may include directors, officers, employees and others. The Committee may use consultants and search firms who may be paid fees for their assistance in identifying and evaluating candidates, but has not done so to date.  The Committee does not have a set of minimum, specific qualifications that must be met by a candidate for director and will review the candidate’s background, experience and abilities, and the contributions the candidate can be expected to make to the collective functioning of the Board and the needs of the Board at the time. The Committee considers candidates based on materials provided, and will consider whether an interview is appropriate.  The Committee will consider shareholder recommendations of director candidates, which should be sent to the attention of the corporate secretary at Genco headquarters, on the same basis. During fiscal year 2014, the Nominating, Corporate Governance, and Conflicts Committee held one meeting prior to the Effective Date and no meetings after the Effective Date.

As noted above, the Nominating, Corporate Governance, and Conflicts Committee considers many factors when determining the eligibility of candidates for nomination to the Board. The Committee does not have a diversity policy; however, in the event of a vacancy, the Committee’s goal is to nominate candidates from a broad range of experiences and backgrounds who can contribute to the Board’s overall effectiveness in meeting its mission.

Executive Sessions

Under the Corporate Governance Guidelines that Genco adopted to assure free and open discussion and communication among the non-management directors, the non-management directors will seek to meet at least annually and may meet as the non-management directors deem appropriate.  In addition, if there are any non-management directors who are not independent directors, the independent directors shall meet in executive session at least once each year.  The presiding director at any executive session with the non-management or independent directors will be the Chairman if the Chairman is present and is a non-management or independent director (as applicable) and will otherwise be selected by a majority of the non-management or independent directors (as applicable) present at the meeting.  All of Genco’s directors are currently non-management directors, and two executive sessions of independent directors were held in fiscal year 2014.

Board Leadership Structure

As noted above, Genco’s Board is currently comprised of four independent and three non-independent directors. Genco recognizes that different Board leadership structures may be appropriate for Genco during different periods of time and under different circumstances.  Genco believes that its current Board leadership structure is suitable for Genco because it allows Genco to consider a broad range of opinions in the course of its Board deliberations, including those with knowledge of Genco’s day-to-day operations and business strategy, as well as those with an experienced independent viewpoint.

Genco’s Board does not have a policy on whether or not the roles of President and Chairman of the Board should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee Directors or be an employee. Genco’s Board believes that it should have the flexibility to make a determination from time to time in a manner that is in the best interests of Genco and its shareholders at the time of such determination.

Genco’s Board has placed the responsibilities of Chairman with a non-employee member of the Board, which Genco believes fosters accountability between Genco’s Board and Genco’s management team.  Genco’s Chairman has been closely involved with Genco since its founding.  Given his unique knowledge, experience and relationship with the Board, Genco believes his continued service as Chairman provides significant value to Genco and its shareholders, and that it is beneficial for Genco’s Chairman to lead its Board members as they provide leadership to its management team.  In addition, Genco’s Chairman contributes significantly to developing and implementing Genco’s strategy; facilitating communication among the directors; developing Board meeting agendas in consultation with management; and presiding at Board and shareholder meetings. This delineation of duties allows the President to focus his attention on managing the day-to-day business of Genco.

Genco’s Corporate Governance Guidelines provide the flexibility for Genco’s Board to modify or continue Genco’s leadership structure in the future, as it deems appropriate.

Risk Oversight

Genco’s Board believes that oversight of Genco’s risk management efforts is the responsibility of the entire Board. It views risk management as an integral part of Genco’s strategic planning process. The subject of risk management is regularly discussed at Board meetings with Genco’s President and Chief Financial Officer.  Additionally, the charters of certain of the Board’s committees assign oversight responsibility for particular areas of risk. For example, Genco’s Audit Committee oversees management of risks related to accounting, auditing and financial reporting and maintaining effective internal controls for financial reporting.  Genco’s Nominating Committee oversees risk associated with Genco’s Corporate Governance Guidelines and Code of Ethics, including compliance with listing standards for independent directors, committee assignments and conflicts of interest.  Genco’s Compensation Committee oversees the risk related to Genco’s executive compensation plans and arrangements.

Executive Officers

The following tables set forth certain information with respect to the executive officers of Genco other than Peter C. Georgiopoulos, for whom information is set forth above under the heading “Board of Directors”:

Name	Age	Position

John C. Wobensmith	45	President (Principal Executive Officer)
Apostolos Zafolias	36	Chief Financial Officer
Joseph Adamo	52	Chief Accounting Officer

John C. Wobensmith has served as Genco’s President since December 19, 2014, and prior to such time had served as its Chief Financial Officer and Principal Accounting Officer since April 4, 2005. Since 2010, Mr. Wobensmith has served as President, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer of Baltic Trading, a subsidiary of Genco. Mr. Wobensmith has over 16 years of experience in the shipping industry, with a concentration in shipping finance. Before becoming Genco’s Chief Financial Officer, Mr. Wobensmith served as a Senior Vice President with American Marine Advisors, Inc., an investment bank focused on the shipping industry. While at American Marine Advisors, Inc., Mr. Wobensmith was involved in mergers and acquisitions, equity fund management, debt placement and equity placement in the shipping industry. From 1993 through 2000, he worked in the international maritime lending group of The First National Bank of Maryland, serving as a Vice President from 1998. He has a bachelor’s degree in economics from St. Mary’s College of Maryland and holds the Chartered Financial Analyst designation.

Apostolos Zafolias has served as Genco’s Chief Financial Officer since December 19, 2014. Mr. Zafolias has been employed with Genco since May 2005. Since July 2013, Mr. Zafolias has served as Genco’s Executive Vice President of Finance, playing an integral part in the execution of its finance strategy. Mr. Zafolias has approximately 10 years of experience in the shipping industry with a focus on mergers and acquisitions, commercial bank financing, debt and equity capital markets transactions, and SEC reporting. Before being appointed Executive Vice President of Finance, Mr. Zafolias held various finance leadership positions at Genco. He has a bachelor of science degree from Babson College and holds the Chartered Financial Analyst designation.

Joseph Adamo has served as Genco’s Chief Accounting Officer since December 19, 2014. Mr. Adamo has been employed with Genco since June 2005. Mr. Adamo’s initial position with Genco was Controller until April 2010, when he was promoted to Treasurer and Controller. Mr. Adamo is responsible for overseeing Genco’s accounting department, including certain filings with the SEC. Prior to joining Genco, Mr. Adamo was a turnaround consultant providing restructuring advisory services to distressed companies. Prior to that, Mr. Adamo served as Chief Financial Officer for two private companies. Mr. Adamo started his career in public accounting working for Price Waterhouse, currently PriceWaterhouseCoopers LLP. He has a bachelor’s degree in accounting from Pace University and is a licensed Certified Public Accountant.

On April 21, 2014, Genco and its subsidiaries other than Baltic Trading and its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules thereunder, Genco’s executive officers and directors and persons who own more than 10% of a registered class of Genco’s equity securities, or 10% holders, are required to file with the Securities and Exchange Commission reports of their ownership of, and transactions in, Genco’s common stock. Based solely on a review of copies of such reports furnished to Genco, and written representations that no reports were required, Genco believes that during the fiscal year ended December 31, 2014 its executive officers, directors, and 10% holders complied with the Section 16(a) requirements.

ITEM 11.                                         EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section describes Genco’s compensation program as it relates to its Chairman, Peter C. Georgiopoulos, its President, John C. Wobensmith, its Chief Financial Officer, Apostolos D. Zafolias, its Chief Accounting Officer, Joseph Adamo, and its former President, Robert Gerald Buchanan, all of whom Genco refers to together as Genco’s “named executives.”  Genco treats Peter C. Georgiopoulos as an executive officer of Genco for securities laws purposes, although he is not currently an employee or a corporate officer and is not paid a salary.

Effective December 19, 2014, Mr. Buchanan retired from his position as Genco’s President and Mr. Wobensmith, who previously served as Genco’s Chief Financial Officer, assumed the role of President. Also, on December 19, 2014, Messrs. Zafolias and Adamo assumed the roles of Chief Financial Officer and Chief Accounting Officer, respectively.

Detailed compensation information for each of the named executives is presented in the tables following this discussion in accordance with SEC rules.

On April 21, 2014, Genco and its subsidiaries other than Baltic Trading filed the Chapter 11 Cases. Genco subsequently emerged from bankruptcy on July 9, 2014.  Given Genco’s emergence from bankruptcy, Genco did not make equity awards at the end of 2014 to its Chairman and President as it had historically done, although it awarded cash bonuses to them of $937,500 and $807,500, respectively.  However, as part of the Plan that was approved by the Bankruptcy Court, Genco adopted its 2014 Management Incentive Plan, which provided for certain equity awards to its named executives and other key employees.  Please see the section captioned “2014 Management Incentive Plan” below for further details.

How Compensation is Determined

Role of Compensation Committee. Genco’s executive compensation program is overseen by the Compensation Committee.  Prior to Genco’s emergence from bankruptcy, the Compensation Committee was composed of the following three non-employee directors:  Mark F. Polzin, Nathaniel C.A. Kramer and Harry A. Perrin. These individuals left Genco’s Board of Directors upon its emergence from bankruptcy.  Thereafter, Genco’s Board of Directors appointed three other non-employee directors, Ian Ashby, Eugene Davis and Michael J. Leffell to the Compensation Committee on August 4, 2014.  The Compensation Committee:

•                                          reviews, designs and recommends to the Board for approval and administers Genco’s compensation plans and policies;

•                                          reviews and approves the corporate goals and objectives relative to Genco’s executive officers, and evaluates corporate performance and the performance of each of Genco’s executives; and

•                                          recommends to the Board the compensation (cash and equity) of Genco’s executive officers and selected other executives.

Each year, the Compensation Committee evaluates each named executive to determine if changes in compensation are appropriate.  As part of this process, the Compensation Committee reviews tally sheets and other summaries that include the following information, as applicable for each individual:

•                                          salary, bonus, and other cash compensation;

•                                          prior grants of equity-based awards; and

•                                          the value of benefits and perquisites.

Role of Compensation Consultant.  In December 2014, the Compensation Committee retained Lyons, Benenson & Company Inc. (“LB&Co.”), an independent compensation consultant, to assist and advise the Compensation Committee on all aspects of Genco’s executive and director compensation programs and corporate governance.  The services that LB&Co. was retained for include:

•                                          Reviewing and advising Genco on its compensation philosophy, strategy and program;

•                                          Analyzing the appropriateness of the compensation comparator group;

•                                          Providing and analyzing competitive market compensation data;

•                                          Analyzing the effectiveness of the existing compensation programs and making recommendations, as appropriate;

•                                          Assisting in the negotiation of executive employment agreements, as applicable;

•                                          Providing advice and counsel on best practices in compensation and corporate governance, and keeping the company and the Compensation Committee apprised of trends, developments, legislation and regulations affecting executive and director compensation; and,

•                                          Conducting a risk assessment of Genco’s incentive compensation programs at least annually and making recommendations, as appropriate.

Compensation Consultant Independence. As required by rules adopted by the SEC under the Dodd-Frank Wall Street Reform And Consumer Protection Act, the Compensation Committee has considered the relevant factors (including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act) and has determined that LB&Co. is independent and has no conflicts of interest.

Role of Management. The Compensation Committee consults with Genco’s senior executives regarding their views on their compensation and the compensation of those who report to them directly or indirectly.  However, the Compensation Committee makes the final recommendation to the Board with respect to each executive’s compensation.  None of Genco’s named executives determines his own compensation.

Competitive Marketplace Assessment.  In order to assess the competitiveness of Genco’s executive compensation, the Compensation Committee reviews the compensation arrangements of executives at certain other publicly-traded drybulk and other shipping companies for which executive compensation information is publicly available.  After the Chapter 11 Cases, the Compensation Committee expanded the comparator group to include recently restructured companies in addition to drybulk and other shipping/transportation companies.  The comparator group now comprises 18 such companies, listed below.  The Compensation Committee believes the compensation information from the comparator group can be helpful, but recognizes that benchmarking data is not always definitive and can be subject to significant change from one year to the next.  The Compensation Committee uses this information as a general frame of reference only and does not target Genco’s executive compensation to a specific percentile, instead using company and individual performance as the primary drivers of compensation levels; the Compensation Committee did not use the comparator group in making its compensation decisions with respect to the annual bonus for 2014.  The Compensation Committee, assisted by LB&Co., will review the compensation comparator group annually.

Compensation Comparator Group

Air T, Inc.	International Shipholding Corporation
Air Transport Services Group, Inc.	Lee Enterprises, Incorporated
Ambac Financial Group, Inc.	Matson, Inc.
Eagle Bulk Shipping Inc.	Otelco Inc.
Echo Global Logistics, Inc.	Radiant Logistics, Inc.
Forward Air Corporation	Rand Logistics, Inc.
Gulfmark Offshore, Inc.	Tronox Limited
Horizon Lines, Inc.	William Lyon Homes
Houghton Mifflin Harcourt Company	XPO Logistics, Inc.

Genco’s Compensation Philosophy

Genco’s executive compensation program is designed to attract, motivate and retain a talented team of executives who will enable Genco to compete successfully with other drybulk shipping companies.  Genco seeks to accomplish this goal in a way that aligns Genco’s executives’ interests with those of its shareholders and encourages and rewards Genco’s executives for achievement of Genco’s annual and longer-term performance objectives.

Historically, in light of the cyclical nature of the shipping industry and the volatile and unpredictable markets in which Genco operates, Genco has not established specific performance targets for incentive compensation to Genco’s named executives, and compensation levels generally have not been determined through a benchmarking process.  Instead, the compensation of Genco’s senior executives has been generally determined or recommended by the Compensation Committee, in its discretion, following a review of Genco’s performance and individual contributions to the prior year’s performance.  In taking this approach, the Compensation Committee has historically sought to calibrate performance-based incentive compensation paid to retroactive performance assessments and potentially variable market conditions.  The amount of compensation for each named executive has historically been determined retroactively, based on the Compensation Committee’s assessment of Genco’s performance, each named executive’s individual performance and contributions to improving shareholder value, and his or her level of responsibility and management experience.  The factors affecting these compensation decisions for the named executives included:

•                                          key financial and statistical measurements;

•                                          the design and implementation of a finance strategy for Genco, including obtaining or renegotiating financing on favorable terms in a difficult market environment;

•                                          strategic objectives such as acquisitions, dispositions or joint ventures, including Genco’s ability to acquire and dispose of individual vessels on favorable terms; and

•                                          the achievement of operational goals for Genco or a particular area of responsibility for the named executive, such as operations or chartering.

In the future, the Compensation Committee may consider establishing goals for performance periods for Genco’s named executives, the achievement of which would lead to annual and long-term incentive payments.  This approach would be intended to further strengthen the alignment of Genco’s executives’ and shareholders’ interests and provide more objective criteria to assess each named executive’s day-to-day performance and the resulting shareholder value creation.  These goals would be established and approved by the Compensation Committee (in collaboration with management) to tie directly to Genco’s short- and long-term strategies, which are designed to enhance shareholder value.

Compensation Objectives

Genco’s compensation program is rooted in the principles inherent in “pay for performance” and has been designed to attract, motivate, retain and reward outstanding executives and managers.  Genco further believes that its compensation program should align the interests of its executives with those of its shareholders in achieving and sustaining significant increases in shareholder value over the short- and long-terms.  With these objectives in mind, Genco has designed its compensation program to:

•                                          attract, motivate, retain and reward those executives and managers who have the necessary experience and subject-matter expertise to deliver sustained improvements in shareholder value;

•                                          compensate each executive and manager competitively based upon the scope and impact of his or her position as it relates to the success of Genco and on the potential of each employee to assume increasing responsibility within Genco; and

•                                          align the interests of Genco’s executives with those of Genco’s shareholders through the use of performance-based short- and long-term incentive awards tied to the achievement of corporate goals and objectives.

Elements Of Compensation

The compensation program for the named executives consists of three main elements:

•                                          Fixed compensation comprised of base salaries or, in the case of Mr. Georgiopoulos, fees for his services;

•                                          Short-term (annual) incentives payable in cash on the basis of annual achievement; and

•                                          Long-term (equity) incentives.

The named executives (other than Mr. Georgiopoulos) are also eligible to participate in Genco’s health and other broad-based programs on the same basis as other U.S. employees and are eligible for paid time off and paid holidays.

Fixed Compensation

Base Salary and Chairman’s Fee.  Base salaries (or, in the case of Mr. Georgiopoulos, fees for his services) for the named executives are determined as follows:

•                                          the breadth, scope and complexity of the functions performed by each named executive;

•                                          individual performance, skills, and experience;

•                                          the competitive labor market for the position; and

•                                          internal equity considerations.

Base salaries and, in the case of Mr. Georgiopoulos, fees, are reviewed annually, and may be adjusted to reflect:

•                                          merit increases in instances where individual performance, skills, and experience warrant such an adjustment;

•                                          promotions or significant changes in the scope of the position; or

•                                          market adjustments to reflect the competitive labor market for the position.

Variable Incentive Compensation

In support of Genco’s commitment to align compensation with demonstrated performance, a significant portion of the compensation paid to its named executives is incentive-based.  Genco’s incentive compensation program has been designed to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future performance, align the interests of the executive with Genco’s shareholders and retain the executives through the term of the equity awards, which has historically been for four years.  Historically, the Compensation Committee has made incentive compensation decisions based upon considerations of Genco’s financial results, the state of its operations and its strategic accomplishments during the year, and the accomplishments and contributions of its named executives at the end of Genco’s fiscal year.  Following this assessment, variable incentive compensation, in the forms of cash and restricted stock, has been awarded to Genco’s named executives.

Cash Incentive Awards.  Genco’s Chairman and President make recommendations for all eligible participants, other than themselves, at the end of each fiscal year.  The Compensation Committee then considers the recommended amounts and either modifies or recommends them to the full Board for approval.

Restricted Stock Awards.  Genco does not have a specific policy governing the timing of restricted stock grants but has generally made one grant per year at the end of the calendar year.  The Compensation Committee considers the grant size and form of award when making award decisions.

In 2014, Messrs. Georgiopoulos, Wobensmith, Adamo and Zafolias each received one-time restricted stock and warrant awards following Genco’s emergence from bankruptcy as described below under “2014 Management Incentive Plan.”  These grants were made in order to align the interests of the named executives with Genco’s shareholders to incentivize the named executives in future value creation.

Historically, during the restricted period, unless otherwise determined by the Compensation Committee, each restricted stock grant has entitled the named executive to receive payments for any dividends declared and paid on Genco’s common stock.  As the executives share commensurately with other shareholders in receiving dividends, they likewise share in the recognition of the current income generation and future change in stock price.  However, if any such restricted shares do not vest, the holders of the non-vesting shares must repay any dividends that were paid to them on the non-vesting shares unless the Board or the Compensation Committee determines otherwise.

Prior to consummation of its proposed business combination with Baltic Trading, Genco anticipates adopting a 2015 Equity Incentive Plan that will provide for equity awards with respect to shares of Genco’s common stock in the form of non-qualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units, or unrestricted stock.  Awards will be available to officers, directors, and executive, managerial, administrative and professional employees of and consultants to Genco or any subsidiary or joint venture of Genco. Genco expects that the other terms and conditions of its 2015 Equity Incentive Plan will be substantially similar to those of its 2012 Equity Incentive Plan.

Other Elements

Benefits.  Genco’s named executives (other than Mr. Georgiopoulos) are eligible under the same plans as all other U.S. employees for medical, dental, vision, and disability insurance and are eligible for paid time off and paid holidays.  Additionally, Genco matches the 401(k) contributions of Messrs. Wobensmith, Zafolias, Adamo and Buchanan up to the maximum allowed per year, which was $15,600 in 2014, and Genco pays premiums on life insurance and long-term disability insurance for Mr. Wobensmith.  Genco believes these benefits are reasonable, competitive and consistent with Genco’s overall executive compensation program.

2014 Management Incentive Plan

In connection with Genco’s bankruptcy reorganization, the Genco Shipping & Trading Limited 2014 Management Incentive Plan (the “2014 Management Incentive Plan”) was established and approved by the Bankruptcy Court.  The 2014 Management Incentive Plan provided for the distribution of Genco’s equity in the form of restricted stock and warrants to purchase shares of its common stock with three strike prices, to the participating officers, directors, and other management. Tier 1 warrants have a strike price of $25.91 per share, Tier 2 warrants have a strike price of $28.73 per share, and Tier 3 warrants have a strike price of $34.19 per share.  Among the awards granted to each individual under the 2014 Management Incentive Plan, the number of shares subject to restricted stock grants is the least, and the number of shares subject to each tier of warrants increases with the strike price of the warrant.  The Compensation Committee believes that the grants will motivate and retain key personnel who will be important to achieving success in Genco’s emergence from bankruptcy.

Compensation for Genco’s Named Executives in 2014

The specific compensation decisions made for each of the named executives for 2014 reflect the achievement of operational, technical and commercial successes, despite a challenging market environment and Genco’s bankruptcy reorganization.  In connection with Genco’s emergence from bankruptcy, the named executives received awards of restricted shares of Genco’s common stock and warrants to purchase common stock pursuant to the 2014 Management Incentive Plan, as approved by the Bankruptcy Court in the Chapter 11 Cases.  Given the one-time awards made under the 2014 Management Incentive Plan, elements of Genco’s named executives’ compensation for 2014 were significantly higher than in 2013.

In addition, upon Genco’s emergence from bankruptcy, Genco’s pre-reorganization outstanding common stock was cancelled pursuant to the Plan, with the holders thereof receiving warrants to acquire shares of Company’s new common stock.  Shares of Genco’s pre-reorganization common stock issued to directors, officers and employees of Genco under compensatory plans that were unvested were deemed vested automatically, so that all warrants received in exchange therefor were deemed vested.

Genco Compensation

Peter C. Georgiopoulos.  The Compensation Committee believes that Mr. Georgiopoulos’ experience, expertise, and strategic leadership were, and will continue to be, particularly valuable to Genco as it navigates this difficult market and seeks restructuring of its outstanding indebtedness. In determining compensation for Genco’s Chairman, the Compensation Committee considers Mr. Georgiopoulos’ annual director compensation for his service on the Board.  With respect to fiscal year 2014, Mr. Georgiopoulos received no salary from Genco but received a Chairman’s fee for his services of $500,000.  The Compensation Committee recommended, and Genco’s Board of Directors approved, a one-time award under the 2014 Management Incentive Plan of 832,950 shares of restricted stock, Tier 1 warrants to purchase 1,785,498 shares, Tier 2 warrants to purchase 1,850,257 shares, and Tier 3 warrants to purchase 2,782,341 shares of common stock to motivate and retain him following Genco’s emergence from bankruptcy.  In addition, the Compensation Committee reviewed all aspects of Genco’s 2014 performance and determined that Mr. Georgiopoulos provided leadership and managerial expertise that enabled Genco to navigate the very difficult and challenging drybulk shipping industry and successfully emerge from Chapter 11 bankruptcy.  In recognition of his efforts and accomplishments, the Compensation Committee recommended, and Genco’s Board of Directors approved, a discretionary bonus to Mr. Georgiopoulos of $937,500.

John C. Wobensmith.  For the majority of fiscal year 2014, Mr. Wobensmith’s annual base salary was $500,000 and was increased to $600,000, effective as of December 15, 2014.  Mr. Wobensmith also received a one-time award under the 2014 Management Incentive Plan of 222,120 shares of restricted stock, Tier 1 warrants to purchase 476,133 shares, Tier 2 warrants to purchase 493,402 shares, and Tier 3 warrants to purchase 741,958 shares of common stock to incentivize him after Genco’s emergence from bankruptcy.  In addition, the Compensation Committee reviewed all aspects of Genco’s 2014 performance and determined that Mr. Wobensmith provided leadership and managerial expertise that enabled Genco to navigate the very difficult and challenging drybulk shipping industry and successfully emerge from Chapter 11 bankruptcy.  In recognition of his efforts and accomplishments, the Compensation Committee recommended, and Genco’s Board of Directors approved, a discretionary bonus to Mr. Wobensmith of $807,500.

Apostolos D. Zafolias.  For fiscal year 2014, Mr. Zafolias’ annual base salary was $190,000.  Mr. Zafolias’ approved compensation package also included a cash bonus award of $180,000 for his performance in 2014. In addition, the Compensation Committee recommended, and Genco’s Board of Directors approved, a one-time award under the 2014 Management Incentive Plan of 18,991 shares of restricted stock, Tier 1 warrants to purchase 40,709 shares, Tier 2 warrants to purchase 42,186 shares, and Tier 3 warrants to purchase 63,437 shares of common stock to incentivize him after Genco’s emergence from bankruptcy.

Joseph Adamo.  As for fiscal year 2014, Mr. Adamo’s annual base salary was $237,000.  Mr. Adamo’s approved compensation package also included a cash bonus award of $225,000 for his performance in 2014. In addition, the Compensation Committee recommended, and Genco’s Board of Directors approved, a one-time award under the 2014 Management Incentive Plan of 5,764 shares of restricted stock, Tier 1 warrants to purchase 12,356 shares, Tier 2 warrants to purchase 12,804 shares, and Tier 3 warrants to purchase 19,254 shares of common stock to incentivize him after Genco’s emergence from bankruptcy.

Robert Gerald Buchanan.  Mr. Buchanan’s annual base salary was $475,000 for 2014.  Mr. Buchanan resigned from his employment with Genco effective December 19, 2014 and received no cash bonus or other variable incentive compensation award for 2014.

Baltic Trading Compensation

Peter C. Georgiopoulos.  In considering Mr. Georgiopoulos’ compensation, the Compensation Committee took into account Mr. Georgiopoulos’ compensation for service to Baltic Trading.  Specifically, Mr. Georgiopoulos had received director fees of $60,000 and an award of 7,269 shares of restricted stock of Baltic Trading for his service as a director, and Baltic Trading awarded a year-end grant of 700,000 restricted shares of Baltic Trading’s common stock in recognition of his contributions to Baltic Trading’s performance in 2014.

John C. Wobensmith.  In considering Mr. Wobensmith’s compensation, Genco’s Compensation Committee took into account that Baltic Trading’s awarded a year-end grant of 350,000 restricted shares of Baltic Trading’s common stock in recognition of his contributions to Baltic Trading’s performance in 2014.

Severance Benefits

Employment Agreements. Genco entered into an employment agreement with John C. Wobensmith, its President, on September 21, 2007, as amended on March 26, 2014 and June 23, 2014 (the “Genco Employment Agreement”).  In connection with the Plan, the Genco Employment Agreement was assumed by Genco. The Genco Employment Agreement provides for a base salary of $300,000 during the term, which may be increased but not decreased.  The Genco Employment Agreement also confirms Mr. Wobensmith’s eligibility to receive cash bonuses and awards under any successor plan to the 2005 Equity Incentive Plan in amounts that the Compensation Committee may determine. The general terms of the Genco Employment Agreement are described in greater detail under the heading “Executive Employment Agreements” on page 55.  The Genco Employment Agreement provides for payments upon termination of his employment under certain conditions, which are described under the heading “Potential Payments upon Termination or Change-in-Control—Executive Employment Agreements” on page 56.

Genco entered into the Genco Employment Agreement with Mr. Wobensmith to retain him, particularly in the event of an actual or rumored change in control.  The provisions under the Genco Employment Agreement relating to a change in control serve to align his interests with those of Genco’s shareholders by enabling Mr. Wobensmith to consider corporate transactions that are in the best interests of Genco’s shareholders and its other constituents without undue concern over whether the transactions may jeopardize his employment.  The change of control payments under the Genco Employment Agreement are subject to a “double trigger,” meaning that the payments are not awarded upon a change of control unless he terminates his employment for good reason or his employment is terminated without cause (other than for death or disability) within two years of a change of control.  The vesting of Mr. Wobensmith’s restricted stock, as with all restricted stock granted to directors, officers, and other employees to date, remains subject to a “single trigger” and thus vests immediately upon a change of control.  Genco believes this structure strikes a balance between providing appropriate performance incentives and its executive retention goals.

On June 23, 2014, Genco entered into a letter agreement with Mr. Wobensmith to amend the Genco Employment Agreement. Under the letter agreement, Mr. Wobensmith was entitled to terminate his employment within 30 days of the effective date of the Plan if the amounts allocated to him under the 2014 Management Incentive Plan were not reasonably satisfactory to him.  Upon such termination, Mr. Wobensmith would have been entitled to receive a lump sum payment of $2,000,000 along with certain other unpaid amounts.  Mr. Wobensmith did not terminate his employment within such 30 day period and is not entitled to any such payments.

On April 30, 2015, Genco entered into a letter agreement with Mr. Wobensmith which clarified that the Chapter 11 Cases did not trigger a change in control under any of his agreements with Genco, awarded him a bonus of $807,500 for 2014, increased his base salary to $600,000, effective as of December 15, 2014, and clarified the calculation of his “double trigger” severance amount as further described below under “Potential Payments upon Termination or Change-in-Control—Executive Employment Agreements”.

Tax and Accounting Implications

Deductibility of Executive Compensation

Section 162(m) of the Code limits the deductibility of compensation to certain employees in excess of $1 million. So long as Genco qualifies for the Section 883 exemption, it is not subject to United States federal income tax on its shipping income (which comprised substantially all of its gross revenue in 2014).  If Genco does not qualify for the Section 883 exemption, its shipping income derived from U.S. sources, or 50% of its gross shipping income attributable to transportation beginning or ending in the United States, would be subject to a 4% tax imposed without allowance for deductions. Further discussion of this exemption is provided above under the heading “Risk Factors—Risk Factors Related to Genco’s Business and Operations—Company Specific Risk Factors—Genco may have to pay U.S. tax on U.S. source shipping income. . .”  Commencing in 2010, Genco became subject to United States federal income tax on certain non-shipping income derived from its Management Agreement with Baltic Trading and its agency agreement with MEP.  However, Genco views the amount of compensation that would currently be subject to Section 162(m) not to be material.  For these reasons, historically, Genco has not sought to structure its cash bonus plan or grants under its equity incentive plans to qualify for exemption under Section 162(m). The Compensation Committee intends to consider the impact of Section 162(m) in the future based on the amount of executive income and other factors while maintaining discretion and flexibility in awarding compensation.

Accounting for Stock-Based Compensation

Genco follows Accounting Standards Codification Topic 718, Stock Compensation, in accounting for non-vested stock issued under its 2014 Management Incentive Plan.

Risk Assessment

Genco’s Compensation Committee is primarily responsible for overseeing the review and assessment of risks arising from Genco’s compensation policies and practices. Genco uses a number of approaches to mitigate excessive risk-taking, including significant weighting towards long-term incentive compensation and emphasizing qualitative goals in addition to quantitative metrics. Based on its review of Genco’s compensation policies and practices, the Compensation Committee determined that the risks arising from Genco’s compensation policies and practices for Genco’s employees are not reasonably likely to have a material adverse effect on Genco.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between any of Genco’s executive officers or members of Genco’s Board of Directors or Compensation Committee and any other company’s executive officers, Board of Directors or Compensation Committee.

Compensation Committee Report

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Submitted by the Compensation Committee of the Board of Directors:

Ian Ashby, Chairman

Eugene Davis

Michael J. Leffell

The Compensation Committee Report does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other Company filing under the Securities Act or the Exchange Act, except to the extent that Genco specifically incorporates the Compensation Committee Report by reference therein.

Summary Compensation Table

The following table sets forth in summary form information concerning the compensation paid by Genco or Baltic Trading during the years ended December 31, 2014, December 31, 2013, and December 31, 2012, to Genco’s named executives:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)(1) (e)	Warrant Awards ($)(2) (f)	All Other Compensation ($) (i)		Total ($) (j)
John C. Wobensmith President (former Chief Financial Officer)	2014	$504,384	$807,500	$5,313,900	$10,886,154	$15,600	(3)	$17,527,538
	2013	$500,000	$950,000	$2,288,000	—	$15,300	(3)	$3,753,300
	2012	$450,000	$950,000	$700,998	—	$15,000	(3)	$2,115,998

Apostolos D. Zafolias Chief Financial Officer(6)	2014	$190,000	$180,000	$379,820	$930,762	$15,600	(3)	$1,696,182

Joseph Adamo Chief Accounting Officer(6)	2014	$237,000	$225,000	$115,280	$282,496	$15,600	(3)	$875,376

Peter C. Georgiopoulos Chairman	2014	—	$937,500	$18,446,995	$40,823,080	$560,000	(4)(5)	$60,767,575
	2013	—	$1,577,570	$6,301,157	—	$560,000	(4)(5)	$4,983,078
	2012	—	$1,250,000	$1,361,146	—	$535,000	(4)(5)	$3,146,146

Robert G. Buchanan (former President)(6)	2014	$475,000	—	—	—	$15,600	(3)	$490,600
	2013	$475,000	$350,000	—	—	$15,300	(3)	$840,300
	2012	$450,000	$425,000	$67,000	—	$15,000	(3)	$957,000

(1)           The amounts in column (e) reflect the aggregate grant date fair value of restricted stock awards pursuant to Genco’s 2014 Management Incentive Plan, Genco’s 2012 Equity Incentive Plan or Baltic Trading’s 2010 Equity Incentive Plan in each case computed in accordance with FASB ASC Topic 718. On July 9, 2014, all of Genco’s outstanding common stock was cancelled pursuant to the Plan, and warrants to purchase Genco’s new common stock were issued to holders of Genco’s old common stock. The actual amount realized by the named executive will likely vary based on a number of factors, including Genco’s or Baltic Trading’s performance, stock price fluctuations and applicable vesting.  Additional information regarding restricted stock awards is provided in the Grants of Plan-Based Awards table below.

(2)           The amounts in column (f) reflect the aggregate grant date fair value of warrant awards pursuant to Genco’s 2014 Management Incentive Plan, computed in accordance with FASB ASC Topic 718.  The actual amount realized by the named executive will likely vary based on a number of factors, including Genco’s performance, stock price fluctuations and applicable vesting.  Additional information regarding warrant awards is provided in the Grants of Plan-Based Awards table below. See Note 24 to Genco’s consolidated financial statements for the year ended December 31, 2014 included elsewhere in this Form 10-K/A for additional details regarding assumptions underlying the value of these warrant awards.

(3)           Represents matching payments made to the 401(k) Plan.

(4)           Includes fees for service on the Board of Directors of Baltic Trading at an annual rate of $60,000 in 2014 and 2013 and $35,000 in 2012.

(5)           Mr. Georgiopoulos receives a fee for his services to Genco payable at an annual rate of $500,000 but does not receive regular board fees paid to other members of the Board.

(6)           On December 19, 2014, Mr. Buchanan ceased to be an executive officer of Genco, and Messrs. Zafolias and Adamo became named executives of Genco.

The following table reflects awards of restricted stock and warrants under Genco’s 2014 Management Incentive Plan and Baltic Trading’s 2010 Equity Incentive Plan during the year ended December 31, 2014:

Grants of Plan-Based Awards

Name (a)	Grant Date (b)	All Other Stock Awards: Number of Shares of Stock (i)	All Other Warrant Awards: Number of Securities Underlying Warrants (#) (j)	Exercise or Base Price of Warrant Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Warrant Awards ($) (l)
John C. Wobensmith	8/7/14	222,120(1)(4)(9)			$4,442,400
	8/7/14		476,133(2)	$25.91	$3,437,679
	8/7/14		493,402(2)	$28.73	$3,271,254
	8/7/14		741,958(2)	$34.19	$4,177,221
	12/18/14	350,000(3)(4)(9)			$871,500
Peter C. Georgiopoulos	8/7/14	832,950(1)(7)(9)			$16,659,000
	8/7/14		1,785,498(2)	$25.91	$12,891,296
	8/7/14		1,850,257(2)	$28.73	$12,267,204
	8/7/14		2,782,341(2)	$34.19	$15,664,580
	4/9/14	7,269(6)(8)(9)			$44,995
	12/18/14	700,000(3)(7)(9)			$1,743,000
Apostolos D. Zafolias	8/7/14	18,991(1)(5)(9)			$379,820
	8/7/14		40,709(2)	$25.91	$293,919
	8/7/14		42,186(2)	$28.73	$279,693
	8/7/14		63,437(2)	$34.19	$357,150
Joseph Adamo	8/7/14	5,764(1)(5)(9)			$115,280
	8/7/14		12,356(2)	$25.91	$89,210
	8/7/14		12,804(2)	$28.73	$84,891
	8/7/14		19,254(2)	$34.19	$108,400

(1)           Represents a grant of restricted shares of Genco’s common stock pursuant to Genco’s 2014 Management Incentive Plan in connection with its emergence from bankruptcy on July 9, 2014.  The restrictions applicable to the shares lapse in three equal installments commencing on August 7, 2016 and on each of the first two anniversaries thereafter.

(2)           Represents a grant of warrants exercisable for shares of Genco’s common stock pursuant to Genco’s 2014 Management Incentive Plan in connection with its emergence from bankruptcy on July 9, 2014. The warrants are exercisable on a cashless basis and contain customary anti-dilution protection in the event of any stock split, reverse stock split, stock dividend, reclassification, dividend or other distributions (including, but not limited to, cash dividends), or business combination transaction.

(3)           Represents a grant of restricted shares of the Baltic Trading’s common stock for the year ended December 31, 2014.  The restrictions applicable to the shares lapse in four equal installments commencing on November 15, 2015 and on each of the first three anniversaries thereafter.

(4)           Restrictions on these shares also lapse with respect to a pro rata percentage of the shares upon death or disability and will lapse in full upon the occurrence of a change in control (as defined in the relevant issuer’s incentive plan) or termination by the relevant issuer without cause (as defined in the relevant issuer’s incentive plan) or by Mr. Wobensmith for good reason (as defined in his employment agreement with the relevant issuer).

(5)           Restrictions on these shares also lapse with respect to a pro rata percentage of the shares upon death or disability and will lapse in full upon the occurrence of a change in control (as defined in the 2014 Management Incentive Plan).

(6)           Represents a grant of restricted shares of Baltic Trading’s common stock made to directors of Baltic Trading generally.  The restrictions applicable to the shares lapse on the earliest of the date of the Baltic Trading Annual Meeting, upon the occurrence of a change of control (as defined under the Baltic Trading 2010 Equity Incentive Plan), or upon Mr. Georgiopoulos’ death or disability.  The occurrence of the Baltic Trading Annual Meeting will result in the vesting of restricted shares of Baltic Trading’s common stock.

(7)           Restrictions on these shares also lapse in full immediately upon the occurrence of a change of control (as defined in the relevant issuer’s incentive plan) or the termination of Mr. Georgiopoulos’ service as a director, employee or consultant unless Mr. Georgiopoulos voluntarily terminates his service or he is removed as a director for cause in accordance with the relevant issuer’s amended and restated bylaws.

(8)           Represents a grant of restricted shares of Genco’s common stock made to directors of Genco generally.  The restrictions applicable to the shares lapse on the earlier of the date of the Genco Annual Meeting, upon the occurrence of a change of control (as defined under Genco’s 2014 Management Incentive Plan), or upon Mr. Georgiopoulos’ death or disability.

(9)           Recipients of restricted share grants will receive dividends thereon at the same rate as is paid to other holders of common stock but must repay dividends on any shares subject to forfeiture under the terms of such recipient’s grant agreement unless the relevant issuer’s board of directors waives the repayment requirement as to dividends on such shares.

The following table provides information on warrant and restricted stock awards under Genco’s 2014 Management Incentive Plan and Baltic Trading’s 2010 Equity Incentive Plan:

Outstanding Warrant and Equity Awards at Fiscal Year End

	Warrant Awards				Equity Awards
Name (a)	Number of Securities Underlying Unexercised Warrants (#) Exercisable (b)	Number of Securities Underlying Unexercised Warrants (#) Unexercisable (c)	Warrant Exercise Price ($) (e)	Warrant Expiration Date (f)	Number of Shares of Stock That Have Not Vested (g)	Market Value of Shares of Stock that Have Not Vested ($) (h)(5)
John C. Wobensmith Genco	—	476,133(1)	$25.91	8/7/23	222,120(2)	$2,998,620
	—	493,402(1)	$28.73	8/7/23
	—	741,958(1)	$34.19	8/7/23
Baltic	—	—			697,917(3)	$1,751,770
Total	—	1,711,493				$4,750,390

Peter C. Georgiopoulos Genco	—	1,785,498(1)	$25.91	8/7/23	832,950(2)	$11,244,825
	—	1,850,257(1)	$28.73	8/7/23
	—	2,782,341(1)	$34.19	8/7/23
Baltic	—	—			1,214,852(4)	$3,049,278
Total	—	6,418,096				$14,294,103

Apostolos D. Zafolias	—	40,709(1)	$25.91	8/7/23	18,991(2)	$256,379
	—	42,186(1)	$28.73	8/7/23
	—	63,437(1)	$34.19	8/7/23
	—

Joseph Adamo	—	12,356(1)	$25.91	8/7/23	5,764(2)	$77,814
	—	12,804(1)	$28.73	8/7/23
	—	19,254(1)	$34.19	8/7/23

(1)                                 Represents a grant of warrants exercisable for shares of Genco’s common stock pursuant to Genco’s 2014 Management Incentive Plan in connection with its emergence from bankruptcy on July 9, 2014. The warrants are exercisable on a cashless basis and contain customary anti-dilution protection in the event of any stock split, reverse stock split, stock dividend, reclassification, dividend or other distributions (including, but not limited to, cash dividends), or business combination transaction.

(2)                                 Represents a grant of restricted shares of Genco’s common stock pursuant to Genco’s 2014 Management Incentive Plan in connection with its emergence from bankruptcy on July 9, 2014.  The restrictions applicable to the shares lapse in three equal installments commencing on August 7, 2016 and on each of the first two anniversaries thereafter.

(3)                                 Represents the unvested portions of: 25,000 restricted shares of Baltic Trading’s common stock granted on December 21, 2011, which vest in four equal installments commencing on November 15, 2012 and on each of the first three anniversaries thereafter; 83,333 restricted shares of Baltic Trading’s common stock granted on December 13, 2012, which vest in four equal installments commencing on November 15, 2013 and on each of the first three anniversaries thereafter; 400,000 restricted shares of Baltic Trading’s common stock granted on December 19, 2013, which vest in four equal installments commencing on November 15, 2014 and on each of the first three anniversaries thereafter; and 350,000 restricted shares of Baltic Trading’s common stock granted on December 18, 2014, which vest in four equal installments commencing on November 15, 2015 and on each of the first three anniversaries thereafter. The consummation of Genco’s proposed business combination with Baltic Trading will result in the acceleration of restricted shares of Baltic Trading’s common stock.

(4)                                 Represents the unvested portions of: 80,000 restricted shares of Baltic Trading’s common stock granted on December 21, 2011, which vest in four equal installments commencing on November 15, 2012 and on each of the first three anniversaries thereafter; 166,666 restricted shares of Baltic Trading’s common stock granted on December 13, 2012, which vest in four equal installments commencing on November 15, 2013 and on each of the first three anniversaries thereafter; 539,000 restricted shares of common stock granted on December 19, 2013, which vest in four equal installments commencing on November 15, 2014, and on each of the first three anniversaries thereafter; 7,269 restricted shares of Baltic Trading’s common stock granted on April 9, 2014, which vest on the date of the Baltic Trading Annual Meeting; and 700,000 restricted shares of Baltic Trading’s common stock granted on December 18, 2014, which vest in four equal installments commencing on November 15, 2015 and on each of the first three anniversaries thereafter.  The consummation of Genco’s proposed business combination with Baltic Trading will result in the acceleration of restricted shares of Baltic Trading’s common stock.

(5)                                 The value of the unvested stock awards of Genco equals the number of unvested shares of Genco’s common stock held multiplied by $13.50, the closing market price of Genco’s common stock on the OTC Bulletin Board (the “OTCBB”) on December 31, 2014. The value of the unvested stock awards of Baltic Trading equals the number of unvested shares of Baltic Trading’s common stock held multiplied by $2.51, the closing market price of Baltic Trading’s common stock on the NYSE on December 31, 2014.

The following table provides information regarding the number of restricted stock awards that vested during the year ended December 31, 2014, all of which were awards of restricted shares of Genco’s or Baltic Trading’s common stock:

Stock Vested

Name (a)	Number of Shares Acquired on Vesting (d)		Value Realized on Vesting ($) (1)(2) (e)
John C. Wobensmith
Genco	112,500	(2)	$88,313
Baltic Trading	160,333		$624,613
Total	272,833		$712,926
Peter C. Georgiopoulos
Genco	326,162	(2)	$256,037
Baltic Trading	317,853		$1,390,997
Total	644,015		$1,647,926
Apostolos D. Zafolias	12,075	(2)	$9,479
Joseph Adamo	12,937	(2)	$10,156
Robert Gerald Buchanan	37,500	(2)	$29,438

(1)                                 The value of the unvested stock awards of Baltic Trading that vested during the year ended December 31, 2014 equals the number of shares vested multiplied by the closing market price of Baltic Trading’s common stock on the NYSE on the vesting date of each grant.

(2)                                 In connection with Genco’s emergence from bankruptcy, on July 9, 2014, Genco’s pre-reorganization common stock was cancelled pursuant to the Plan, with the holders thereof receiving warrants to acquire shares Genco’s new common stock. Shares of pre-reorganization common stock issued to directors, officers and employees of Genco under compensatory plans that were unvested were deemed vested automatically, so that all warrants received in exchange for such stock were deemed vested.  The value realized on vesting shown for Genco stock awards equals the number of shares vested multiplied by the closing market price of

Genco’s common stock on the OTCBB on the vesting date of each grant.

Executive Employment Agreements

Genco entered into a letter agreement (as amended, the “Genco Employment Agreement”) with John C. Wobensmith, Genco’s President, on September 21, 2007, as amended on March 26, 2014, June 23, 2014 and April 30, 2015, with an initial two year term and an automatic renewal for additional one year terms, unless either party terminates the Genco Employment Agreement on at least 90 days’ notice.  In connection with the Plan, the Genco Employment Agreement was assumed by Genco. The Genco Employment Agreement provides for a base salary per annum of $300,000, increased to $600,000 as of December 15, 2014, as well as discretionary bonuses as determined by the Compensation Committee in its sole discretion.  Mr. Wobensmith will also be eligible to receive restricted stock and other equity grants from time to time pursuant to Genco’s 2012 Equity Incentive Plan or any successor employee stock incentive, warrant or option plan.  Genco will pay for life insurance and long-term disability insurance for Mr. Wobensmith pursuant to the Genco Employment Agreement at a cost of no more than $20,000 per annum.

Under the Genco Employment Agreement, Mr. Wobensmith has agreed to protect Genco’s confidential information for three years after termination, and not to solicit Genco’s employees for other employment for two years after termination.  He has also agreed not to engage in certain defined competitive activities described in the Genco Employment Agreement for two years after the termination of his employment with Genco.  Certain provisions regarding competitive activities will not apply following a change of control or in the event of termination of Mr. Wobensmith by Genco without cause or by Mr. Wobensmith for good reason. For purposes of the Genco Employment Agreement, change of control is defined generally as the acquisition of beneficial ownership of 30% or more of the voting power of the Genco within a 12-month period or of more than 50% of such aggregate voting power or the value of Genco’s capital stock by any person or group other than Peter C. Georgiopoulos; the sale of all or substantially all of Genco’s assets within a 12-month period; any merger or similar transaction in which holders of Genco’s voting stock immediately prior to such transaction do not hold at least 50% of the voting stock of the surviving entity; or a majority of the members of Genco’s Board of Directors being replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of Genco’s Board of Directors before the date of such appointment or election.  The transactions of the Chapter 11 Cases do not constitute a change of control under the Genco Employment Agreement.

Baltic Trading has also entered into a letter agreement (the “Baltic Trading Employment Agreement”, together with the Genco Employment Agreement, the “Employment Agreements”) with Mr. Wobensmith, who serves as Baltic Trading’s President, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer, dated December 19, 2013, as amended on March 26, 2014.  Contingent upon the consummation of Genco’s proposed business combination with Baltic Trading, Mr. Wobensmith has agreed to waive all rights under the Baltic Trading Employment Agreement and terminate such agreement.  The Baltic Trading Employment Agreement is intended to provide for the continued services of Mr. Wobensmith for Baltic Trading’s benefit if Mr. Wobensmith’s employment at Genco terminates following a change in control as defined in the Genco Employment Agreement.

Mr. Wobensmith’s employment term under the Baltic Trading Employment Agreement has not yet commenced.  If Mr. Wobensmith’s employment with Genco terminates within 18 months of such a change in control, Mr. Wobensmith’s employment term with Baltic Trading under the Baltic Trading Employment Agreement would commence for an initial term of two years on a date mutually agreed to by the parties (the “Effective Baltic Trading Employment Date”).  The Baltic Trading Employment Agreement provides for automatic renewal for additional one year terms, unless either party terminates the Baltic Trading Employment Agreement on at least 90 days’ notice.  The Baltic Trading Employment Agreement provides for a base salary per annum of $500,000 during the employment term as well as discretionary bonuses as determined by the Compensation Committee of Baltic Trading’s Board of Directors in its sole discretion.  Mr. Wobensmith will also be eligible to receive restricted stock and other Baltic Trading equity grants from time to time.  Under the Baltic Trading Employment Agreement, Baltic Trading will pay for life insurance and long-term disability insurance for Mr. Wobensmith at a cost of no more than $20,000 per annum.

In the event of termination of Mr. Wobensmith’s employment at Genco or Baltic Trading due to his death or disability, the Genco or Baltic Trading, as applicable, will pay him, or his estate, a pro rata bonus for the year of termination and one year’s salary and, in the case of disability, provide medical coverage for him and his eligible dependents for a period of one year.

If Mr. Wobensmith is terminated at Genco or Baltic Trading without cause or resigns for good reason, Genco or Baltic Trading, as applicable, will pay him a pro rata bonus for the year of termination, plus a lump sum equal to double the average of his prior three years’ annual incentive awards, plus double his annualized base salary, and provide medical, dental, long-term disability, and life insurance benefit plan coverage for him and his eligible dependents for a period of two years.  If a termination without cause or resignation for good reason occurs within two years of a change in control, the amounts that are doubled above become tripled, and the coverage period of two years becomes three years.  Mr. Wobensmith’s annual incentive award for a given year is his cash bonus earned for that year and, if a termination without cause or resignation for good reason occurs within two years of a change in control, the grant date value of any equity awards granted for such year.  Under the Genco Employment Agreement, the grant date value of any equity awards is deemed to be $1,500,000 for each of the years 2014, 2015, and 2016.

If a payment to Mr. Wobensmith under the Employment Agreements or otherwise after a change in control of Baltic Trading causes him to owe excise tax under Section 4999 of the Code, Genco or Baltic Trading, as applicable, will fund the amount of this tax on a fully “grossed-up” basis, intended to ensure that after payment of the excise tax and any related taxes and penalties, Mr. Wobensmith retains the full amount of the payment that gave rise to the excise tax liability.

In connection with Mr. Wobensmith’s execution of the Baltic Trading Employment Agreement, Mr. Wobensmith received a grant of 100,000 restricted shares of Baltic Trading’s common stock, which vest in equal installments on each of the first four anniversaries of November 15, 2013.  In addition, Mr. Wobensmith will receive an additional grant of 100,000 restricted shares of Baltic Trading’s common stock on the Effective Baltic Trading Employment Date.

The protections for Baltic Trading in the Baltic Trading Employment Agreement were negotiated largely to mirror those already included in the Genco Employment Agreement in order to protect the interests of Baltic Trading’s shareholders.  One such key protection is a non-compete provision that generally prohibits Mr. Wobensmith from competing with Baltic Trading during the period of his employment and for two years thereafter.  In addition, as described in greater detail below, Mr. Wobensmith agreed to modify outstanding Baltic Trading equity awards so that vesting will not necessarily accelerate upon a change in control at Genco, so that Baltic Trading awards will continue to provide meaningful incentives and retention benefits in the event of a Genco change in control.  The two grants of 100,000 restricted shares provided for under the Baltic Trading Employment Agreement reflect the same vesting terms.  Specifically, Mr. Wobensmith agreed to waive accelerated vesting of his restricted stock grants upon a change in control (as defined in the Baltic Trading 2010 Equity Incentive Plan) if such change in control is also a change of control of Genco under the Genco Employment Agreement and such change in control is not the acquisition of beneficial ownership of 80% or more of the shares of capital stock ordinarily entitled to elect directors of Baltic Trading by any person or group (excluding certain parties) or the sale of 80% or more of the Genco assets (except to certain parties).  However, if Mr. Wobensmith’s employment with Genco does not terminate within three months of such change in control other than as a result of his death or disability, accelerated vesting will nonetheless occur exactly three months after such change in control.

Potential Payments upon Termination or Change-in-Control

Genco Employment Agreement

The Genco Employment Agreement calls for Mr. Wobensmith to receive payments under certain circumstances following a termination of his employment.  If Mr. Wobensmith is terminated without cause or resigns for good reason, Genco will pay him a pro rata bonus for the year of termination, plus a lump sum equal to double the average of his prior three years’ annual incentive awards, plus double his annualized base salary, and provide medical, dental, long-term disability, and life insurance benefit plan coverage for him and his eligible dependents for a period of two years.  If a termination without cause or resignation for good reason occurs within two years of a change in control, the amounts that are doubled above become tripled, and the coverage period of two years becomes three years.  Mr. Wobensmith’s annual incentive award for a given year is his cash bonus earned for that year and, if a termination without cause or resignation for good reason occurs within two years of a change in control, the grant date value of any equity awards granted for such year.  Under the Genco Employment Agreement, the grant date value of any equity awards is deemed to be $1,500,000 for each of the years 2014, 2015, and 2016.

If a payment to Mr. Wobensmith under the Genco Employment Agreement or otherwise after a change of control of Genco causes him to owe excise tax under Section 4999 of the Code, Genco will fund the amount of this tax on such that after payment of the excise tax and any related taxes and penalties, Mr. Wobensmith retains the full amount of the payment that gave rise to the excise tax liability.

In the event of termination of Mr. Wobensmith’s employment due to his death or disability, Genco will pay him, or his estate, a pro rata bonus for the year of termination and one year’s salary and, in the case of disability, to provide medical coverage for him and his eligible dependents for a period of one year.

The table below sets forth the payments and other benefits that would be provided to Mr. Wobensmith upon termination of his employment by Genco without cause or by him for good reason under the following sets of circumstances as described more fully above: change of control, no change of control, and death or disability. In each set of circumstances, Genco has assumed a termination as of the end of the day on December 31, 2014 and used the closing market price of Genco’s common stock on December 31, 2014 of $13.50 per share for purposes of the calculations for the table below:

	Termination by Executive for Good Reason or by Genco without Cause
	Change of Control (1)	No Change of Control	Death or Disability
Cash Severance Payment	$13,378,122	$3,850,000	$500,000
Estimated Present Value of Continued Benefits Following Termination (2)	$172,000	$105,295	$53,470

(1)                                 Includes the funding of the excise tax under Section 280G of the Code as described above on severance payments made and on the value of restricted stock subject to accelerated vesting. See the sections captioned “Potential Payments upon Termination or Change-in-Control— Executive Employment Agreement” above and “— Accelerated Vesting of Restricted Stock” below.

(2)                                 Mr. Wobensmith and his dependents are entitled to medical, dental and certain other insurance coverage substantially identical to the coverage in place prior to termination.  This benefit period is two years if Genco terminates Mr. Wobensmith’s employment without cause or if he terminates his employment at Genco or Baltic Trading, as applicable, with good reason, three years if such a termination occurs within two years following a change in control, or twelve months in the event of his death or disability.  The amounts presented for termination for good reason or without cause assume a discount rate of 6% per annum and annual cost increases of 5% for health insurance.  The amounts presented for death or disability assume circumstances which would provide the maximum benefit (i.e., disability of the executive).

Contingent upon consummation of Genco’s proposed business combination with Baltic Trading, pursuant to his waiver, Mr. Wobensmith will no longer be entitled to any compensation or benefits under the Baltic Trading Employment Agreement.

Accelerated Vesting of Restricted Stock

Under the terms of Mr. Wobensmith’s restricted stock grant agreements with the Genco or Baltic Trading, all shares of restricted stock vest in full automatically upon the occurrence of a change of control (as defined under the relevant issuer’s equity incentive plan).  The consummation of Genco’s proposed business combination with Baltic Trading will result in the acceleration of Mr. Wobensmith’s restricted stock in Baltic Trading.  In addition, if Mr. Wobensmith’s service is terminated by the relevant issuer without cause (as defined in the relevant issuer’s equity incentive plan) or by Mr. Wobensmith for good reason (as defined in the Employment Agreements), all shares of restricted stock vest in full.  Also, if Mr. Wobensmith’s service is terminated by the relevant issuer by reason of his death or disability (each as defined under the relevant issuer’s equity incentive plan), the restrictions lapse as to a pro rata percentage of the shares, calculated monthly, that would otherwise vest at the next anniversary of the grant date.   For purposes of these agreements, “service” means a continuous time period during which Mr. Wobensmith is at least one of the following:  an employee or a director of, or a consultant to, Genco (or, in the case of Baltic Trading grants, to Genco or Baltic Trading).  In addition, under the terms of such other restricted stock grant agreements, if a payment, benefit, or distribution after a change in control of Genco or Baltic Trading causes him to owe excise tax under Section 4999 of the Code, the applicable company will fund the amount of this tax such that after payment of the excise tax and any related taxes and penalties, Mr. Georgiopoulos retains the full amount of the payment, benefit or distribution that gave rise to the excise tax liability.

Under the terms of the restricted stock grant agreements between Baltic Trading and Mr. Georgiopoulos for the grants of 7,289 restricted shares that were awarded in the aggregate to directors generally, all shares of restricted stock vest in full automatically upon a change of control (as defined under Baltic Trading’s 2010 Equity Incentive Plan) or upon Mr. Georgiopoulos’ death or disability.  Under the terms of the other restricted stock grant agreements between Genco or Baltic Trading and Mr. Georgiopoulos, all shares of restricted stock vest in full immediately upon the occurrence of a change of control (as defined under the relevant issuer’s equity incentive plan) or the termination of Mr. Georgiopoulos’ service (as defined in the applicable award agreements) as a director, employee or consultant unless Mr. Georgiopoulos voluntarily terminates his service or he is removed as a director for cause in accordance with the relevant issuer’s amended and restated bylaws.  The consummation of Genco’s proposed business combination with Baltic Trading will result in the acceleration of Mr. Georgiopoulos’ restricted stock in Baltic Trading.  In addition, under the terms of such other restricted stock grant agreements, if a payment, benefit, or distribution after a change in control causes him to owe excise tax under Section 4999 of the Code, Genco will fund the amount of this tax such that after payment of the excise tax and any related taxes and penalties, Mr. Georgiopoulos retains the full amount of the payment, benefit or distribution that gave rise to the excise tax liability.

Under the terms of Mr. Zafolias’ and Mr. Adamo’s restricted stock grant agreements with Genco, all shares of restricted stock vest in full automatically upon the occurrence of a change of control (as defined under the 2014 Management Incentive Plan).  Also, if Mr. Zafolias’ or Mr. Adamo’s service is terminated by Genco by reason of his death or disability (each as defined under the relevant issuer’s equity incentive plan), the restrictions lapse as to a pro rata percentage of the shares, calculated monthly, that would otherwise vest at the next anniversary of the grant date.

The table below sets forth the vesting of restricted stock that the named executives would receive under the following sets of circumstances: change of control, termination without cause, and death or disability. In each set of circumstances, Genco has assumed a triggering event as of the end of the day on December 31, 2014 and used the closing market price of Genco’s common stock on December 31, 2014 of $13.50 per share and the closing market price of Baltic Trading’s common stock on December 31, 2014 of $2.51 per share for purposes of the calculations for the table below:

	Value of Restricted Stock Subject to Accelerated Vesting ($)
Name	Change of Control	Termination without Cause(1)	Death or Disability
John C. Wobensmith
Genco	$2,998,620	$2,998,620	$333,180
Baltic Trading	$1,751,770	$1,751,770	$26,582
Total	$4,750,390	$4,750,390	$109,877
Peter C. Georgiopoulos
Genco	$11,244,825	$11,244,825	$11,244,825
Baltic Trading	$3,049,279	$3,031,033	$3,049,279
Total	$14,294,104	$14,275,858	$14,294,104
Apostolos D. Zafolias	$256,379	—	$28,485
Joseph Adamo	$77,814	—	$8,640

(1)                                 Includes termination by Mr. Wobensmith for good reason.

Accelerated Exercisability of Warrants

Under the terms of Mr. Wobensmith’s warrants awarded under the 2014 Management Incentive Plan, the warrants become exercisable in full for the full warrant term automatically upon the occurrence of a change of control (as defined under the 2014 Management Incentive Plan).  In addition, if Mr. Wobensmith’s service is terminated by Genco without cause (as defined in the 2014 Management Incentive Plan) or Mr. Wobensmith terminates his service for good reason (as defined in the Genco Employment Agreement), the warrants likewise become exercisable in full for the full warrant term.  Also, if Mr. Wobensmith’s service is terminated by Genco by reason of his death or disability (as defined in the warrants), the warrants become exercisable as to a pro rata percentage of the warrants, calculated monthly, that would otherwise become exercisable at the next anniversary of the award date for a period of one year after termination.   For purposes of the warrants, “service” means a continuous time period during which Mr. Wobensmith is at least one of the following:  an employee or a director of, or a consultant to, Genco.  In addition, under the terms of the warrant agreements, if a payment, benefit, or distribution after a change in control of Genco causes him to owe excise tax under Section 4999 of the Code, Genco will fund the amount of this tax such that after payment of the excise tax and any related taxes and penalties, Mr. Wobensmith retains the full amount of the payment, benefit or distribution that gave rise to the excise tax liability.

Under the terms of Mr. Georgiopoulos’ warrants awarded under the 2014 Management Incentive Plan, all warrants become exercisable in full for the full warrant term automatically upon the occurrence of a change of control (as defined under the 2014 Management Incentive Plan) or the termination of Mr. Georgiopoulos’ service as a director, employee or consultant unless Mr. Georgiopoulos voluntarily terminates his service or he is removed as a director for cause in accordance with Genco’s amended and restated bylaws.  In addition, under the terms of the warrant agreements, if a payment, benefit, or distribution after a change in control of Genco causes him to owe excise tax under Section 4999 of the Code, Genco will fund the amount of this tax such that after payment of the excise tax and any related taxes and penalties, Mr. Georgiopoulos retains the full amount of the payment, benefit or distribution that gave rise to the excise tax liability.

Under the terms of Mr. Zafolias’ and Mr. Adamo’s warrants awarded under the 2014 Management Incentive Plan, the warrants become exercisable in full for the full warrant term automatically upon the occurrence of a change of control (as defined under the 2014 Management Incentive Plan).  Also, if Mr. Zafolias’ or Mr. Adamo’s service is terminated by Genco by reason of his death or disability (each as defined under the 2014 Management Incentive Plan), the warrants become exercisable as to a pro rata percentage of the warrants, calculated monthly, that would otherwise become exercisable at the next anniversary of the award date for a period of one year after termination.

The closing market price of Genco’s common stock on December 31, 2014 of $13.50 per share was lower than the strike price of all of the warrants.  Accordingly, any accelerated exercisability of the warrants as of such date would not have resulted in any value to the holders of the warrants.

Director Compensation

As of July 9, 2014, as provided in the Plan, the members of Genco’s Board of Directors prior to such date ceased to be directors of Genco.

For fiscal year 2014, each director of Genco other than Messrs. Georgiopoulos, Mr. Truong and Mr. Manuel who joined Genco’s Board of Directors on July 9, 2014 received an annual fee of $65,000, a fee of $20,000 for an Audit Committee Chair assignment, $10,000 for an Audit Committee member assignment, $15,000 for a Compensation Committee Chair assignment, $7,500 for a Compensation Committee member assignment, $12,000 for a Nominating, Corporate Governance and Conflicts Committee Chair assignment, and $6,000 for a Nominating, Corporate Governance and Conflicts Committee member assignment, each of which was prorated for length of service in 2014.  As described above, Mr. Georgiopoulos received a Chairman’s fee for his services of $500,000 for 2014.  Members of an ad hoc committee also received a one-time fee of $75,000. Directors serving prior to Genco’s emergence from bankruptcy received an annual fee of $60,000, a fee of $10,000 for an Audit Committee assignment, a fee of $7,500 for a Compensation Committee assignment and a fee of $3,750 for a Nominating, Corporate Governance, and Conflicts Committee assignment.  One of Genco’s directors, Peter C. Georgiopoulos, and two of its former directors, Basil G. Mavroleon, and Harry A. Perrin, are also directors of Baltic Trading; cash fees paid for service on the Baltic Trading Board are the same as those paid to directors for service on Genco’s Board of Directors prior to its emergence from bankruptcy.

It is anticipated that Ian Ashby, Eugene I. Davis, James G. Dolphin, and Michael J. Leffell,  as members of the Board, will each be granted restricted equity awards with respect to 4,047 shares of Genco’s common stock subject to adoption of the 2015 Equity Incentive Plan.  Such amount represents a grant having a dollar value of $85,000 with an assumed value per share of $21 the closing price at which Genco’s stock was first quoted on the OTCBB on July 15, 2014 following Genco’s restructuring, with fractional shares rounded down. Restrictions on all such shares will lapse on the date of the Genco Annual Meeting. In addition, Peter C. Georgiopoulos and Genco’s former Board members, Basil G. Mavroleon, and Harry A. Perrin, as members of the Board of Directors of Baltic Trading, were each granted 7,269 restricted shares of Baltic Trading’s common stock on April 9, 2014, with restrictions on all such shares to lapse on the date of the Baltic Trading Annual Meeting.  Restrictions on such shares will lapse in full automatically upon the occurrence of a change of control (as defined under the relevant issuer’s equity incentive plan) or upon such director’s death or disability.

Genco and Baltic Trading reimburse their respective directors for all reasonable expenses incurred by them in connection with serving on their respective Board of Directors.  The following table summarizes compensation earned by directors other than Mr. Georgiopoulos for the year ended December 31, 2014:

Name of Director (a)	Fees Earned or Paid in Cash ($) (1) (b)	Stock Awards ($) (2) (c)	All Other Compensation ($) (g)	Total ($) (h)
Ian Ashby	$94,792	—	—	$94,792
Eugene I. Davis	$96,288	—	—	$96,288
James G. Dolphin	$95,022	—	—	$95,022
Michael J. Leffell	$95,367	—	—	$95,367
William Manuel	—	—	—	—
Bao D. Truong	—	—	—	—
Nathaniel C.A. Kramer (former director)	$77,500	—	—	$77,500
Basil G. Mavroleon (former director)
Genco	$63,750	—	—	$63,750
Baltic Trading	$151,250	$44,995	—	$196,245
Total	$215,000	$44,995	—	$259,995
Rear Admiral Robert C. North, USCG (ret.) (former director)	$63,750	—	—	$63,750
Harry A. Perrin (former director)
Genco	$82,500	—	—	$82,500
Baltic Trading	$148,750	$44,995	—	$193,745
Total	$231,250	$44,995	—	$276,245
Mark F. Polzin (former director)	$82,500	—	—	—
Alfred E. Smith IV (former director)	$33,200	—	—	—

(1)         The amount indicated represents the total fees for service on the Board or its committees as set forth above.

(2)         The amounts in column (c) reflect the aggregate grant date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718.  The actual amount realized by the director will likely vary based on a number of factors, including Baltic Trading’s performance, stock price fluctuations and applicable vesting.

For fiscal year 2015, the amounts of the annual fee for each director and fees for committee assignments will remain the same as in second half of fiscal year 2014.

For the treatment of unvested restricted stock held by Genco’s directors under the Plan, please see the section captioned “Compensation Discussion and Analysis—Compensation for Genco’s Named Executives in 2014” on page 48.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Genco’s voting common stock as of April 30, 2015 of:

•                  each person, group or entity known to Genco to beneficially own more than 5% of Genco’s stock;

•                  each of Genco’s directors;

•                  each of Genco’s Named Executive Officers; and

•                  all of Genco’s directors and executive officers as a group.

As of April 30, 2015, a total of 61,600,604 shares of common stock were outstanding.  Each share of Genco common stock is entitled to one vote on matters on which Genco common shareholders are eligible to vote. The amounts and percentages of Genco common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of that security, or “investment power,” which includes the power to dispose of or to direct the disposition of that security. A person is also deemed to be a beneficial owner of any securities as to which that person has a right to acquire beneficial ownership presently or within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed to be the beneficial owner of securities as to which that person has no economic interest.

Name and Address of Beneficial Owner (1)	Amount of Genco Common Stock Beneficially Owned		Percentage of Genco Common Stock Outstanding
Peter C. Georgiopoulos	1,252,381	(2)	2.0%
John C. Wobensmith	248,653	(3)	*
Apostolos Zafolias	20,893	(5)	*
Joseph Adamo	8,621	(4)	*
Robert G. Buchanan	10,550	(6)	*
Ian Ashby	—		—
Eugene I. Davis	—		—
James G. Dolphin	—		—
Michael J. Leffell	—		—
William Manuel	—		—
Bao Truong	—		—
Investment funds affiliated with Centerbridge Partners, L.P.	21,195,627	(7)	34.4%
Investment funds affiliated with Apollo Global Management, LLC	9,489,342	(8)	15.4%
Investment funds affiliated with Strategic Value Partners, LLC	7,639,918	(9)	12.4%
Investment funds affiliated with Davidson Kempner Partners	6,082,953	(10)	9.9%
Investment funds affiliated with Alden Global Capital Ltd	5,194,544	(11)	8.4%
All current directors and executive officers as a group (10 persons)	1,530,548		2.5%

*  Less than 1% of the outstanding shares of common stock.

(1)                                 Unless otherwise indicated, the business address of each beneficial owner identified is c/o Genco Shipping          & Trading Limited, 299 Park Avenue, 12th Floor, New York, NY 10171.

(2)                                 Includes 832,950 restricted shares of Genco common stock granted on August 7, 2014, which vest, if at all,

in equal installments commencing on August 7, 2015 and on each of the two anniversaries thereafter; warrants to purchase 380,127 shares issued to holders of Genco’s pre-reorganization common stock; and warrants to purchase 39,304 shares issued to holders of Genco’s pre-reorganization common stock owned by Fleet Acquisition LLC.  These securities are deemed beneficially owned by Mr. Georgiopoulos by virtue of his membership interest in Fleet Acquisition LLC and his status as the sole member of the Management Committee thereof.  Mr. Georgiopoulos disclaims beneficial ownership of these securities except to his pecuniary interest therein.

(3)                                 Includes 222,120 restricted shares of Genco common stock granted on August 7, 2014, which vest, if at all, in equal installments commencing on August 7, 2015 and on each of the two anniversaries thereafter; and warrants to purchase 26,533 shares issued to holders of Genco’s pre-reorganization common stock.

(4)                                 Includes 5,764 restricted shares of Genco common stock granted on August 7, 2014, which vest, if at all, in equal installments commencing on August 7, 2015 and on each of the two anniversaries thereafter; and warrants to purchase 2,857 shares issued to holders of Genco’s pre-reorganization common stock, which are pledged as collateral in connection with a line of credit.

(5)                                 Includes 18,991 restricted shares of Genco common stock granted on August 7, 2014, which vest, if at all, in equal installments commencing on August 7, 2015 and on each of the two anniversaries thereafter; and warrants to purchase 1,902 shares issued to holders of Genco’s pre-reorganization common stock.

(6)                                 Mr. Buchanan served as Genco’s President until his resignation on December 19, 2014.  Consists of warrants to purchase 10,550 shares issued to holders of Genco’s pre-reorganization common stock.  The reported information is based upon the Form 4 filed by filed by Mr. Buchanan with the Securities and Exchange Commission on July 21, 2014.

(7)                                 Consists of 2,837,673 shares owned by Centerbridge Credit Partners, L.P., 5,149,293 shares owned by Centerbridge Credit Partners Master, L.P., 10,520,805 shares owned by Centerbridge Capital Partners II (Cayman), L.P., 77,008 shares owned by Centerbridge Capital Partners SBS II (Cayman), L.P. and 2,610,848 shares owned by Centerbridge Special Credit Partners II AIV IV (Cayman), L.P.   Centerbridge Credit Partners General Partner, L.P. is the general partner of Centerbridge Credit Partners, L.P. Centerbridge Credit GP Investors, L.L.C. is the general partner of Centerbridge Credit Partners General Partner, L.P.  Centerbridge Credit Partners Offshore General Partner, L.P. is the general partner of Centerbridge Credit Partners Master, L.P.  Centerbridge Credit Offshore GP Investors, L.L.C. is the general partner of Centerbridge Credit Partners Offshore General Partner, L.P.  Centerbridge Associates II (Cayman), L.P. is the general partner of Centerbridge Capital Partners II (Cayman), L.P. and Centerbridge Capital Partners SBS II (Cayman), L.P.  Centerbridge GP Investors II (Cayman) L.P. is the general partner of Centerbridge Associates II (Cayman), L.P.  CCP II Cayman GP Ltd. is the general partner of Centerbridge GP Investors II (Cayman) L.P. Centerbridge Special Credit Partners General Partner II (Cayman), L.P. is the general partner of Centerbridge Special Credit Partners II AIV IV (Cayman), L.P.  Centerbridge Special GP Investors II (Cayman), L.P. is the general partner of Centerbridge Special Credit Partners General Partner II (Cayman), L.P.  CSCP II Cayman GP Ltd. is the general partner of Centerbridge Special GP Investors II (Cayman), L.P.  Mark T. Gallogly is a managing member of Centerbridge Credit GP Investors, L.L.C., Centerbridge Credit Offshore GP Investors, L.L.C., Centerbridge GP Investors II, LLC, which serves as the director of CCP II Cayman Ltd. and Centerbridge Special GP Investors II, L.L.C, which serves as the director of CSCP II Cayman Ltd.  Jeffrey H. Aronson is a managing member of Centerbridge Credit GP Investors, L.L.C., Centerbridge Credit Offshore GP Investors, L.L.C. CCP II Cayman Ltd. and CSCP II Cayman Ltd.

The business address of each of the entities and persons identified in this note is 375 Park Avenue, New York, New York 10152.  The reported information is based upon the Schedule 13D filed by Centerbridge Partners, L.P. with the Securities and Exchange Commission on July 21, 2014 and information supplied in the voting agreement.

Messrs. Manuel and Truong are Senior Managing Directors of Centerbridge L.P., which is affiliated with the Centerbridge Shareholders.  Messrs. Manuel and Truong disclaim beneficial ownership of such shares of common stock of Genco.

(8)                                 Consists of 744,533 shares owned by Apollo Centre Street Partnership, L.P., 185,752 shares owned by Apollo Franklin Partnership, L.P., 4,279,866 shares owned by Apollo Credit Opportunity Trading Fund III LP, 555,455 shares owned by AEC (Lux) S.á.r.l., 953,633 shares owned by AES (Lux) S.á.r.l., 384,252 shares owned by ANS U.S. Holdings Ltd., 1,601,582 shares owned by Apollo Special Opportunities Managed Account, L.P. and 784,269 shares owned by Apollo Zeus Strategic Investments, L.P. Apollo Centre Street Management, LLC serves as the investment manager for Apollo Centre Street Partnership L.P., and Apollo Franklin Management, LLC serves as the investment manager for Apollo Franklin Partnership, L.P.  Apollo Credit Opportunity Fund III LP and Apollo Credit Opportunity Fund (Offshore) III LP serve as the general partners of Apollo Credit Opportunity Trading Fund III LP.  Apollo Credit Opportunity Management III LLC serves as the investment manager for Apollo Credit Opportunity Fund III LP and Apollo Credit Opportunity Fund (Offshore) III LP.  Apollo European Credit Management L.P. serves as the investment manager for AEC (Lux) S.á.r.l. and Apollo European Credit Management, LLC serves as the general partner of Apollo European Credit Management, L.P.  Apollo European Strategic Management, L.P. serves as the investment manager for AES (Lux) S.á.r.l., and Apollo European Strategic Management LLC serves as the general partner for Apollo European Strategic Management, L.P. Apollo SK Strategic Investments, L.P. is the sole member-manager of ANS U.S. Holdings Ltd.  Apollo SK Strategic Management, LLC serves as the investment manager for Apollo SK Strategic Investments, L.P. Apollo SOMA Advisors, L.P. serves as the general partner of Apollo Special Opportunities Managed Account, L.P., and Apollo SOMA Capital Management, LLC serves as the general partner of Apollo SOMA Advisors, L.P.  Apollo Principal Holdings II, L.P. serves as the sole member and manager of Apollo SOMA Capital Management, LLC, and Apollo Principal Holdings II GP, LLC serves as the general partner of Apollo Principal Holdings II, L.P.  Apollo SVF Management, L.P. serves as the manager of Apollo Special Opportunities Managed Account, L.P., and Apollo SVF Management GP, LLC serves as the general partner of Apollo SVF Management, L.P.  Apollo Zeus Strategic Management, LLC serves as the investment manager for Apollo Zeus Strategic Investments, L.P.  Apollo Capital Management, L.P. is the sole member and manager of Apollo Centre Street Management, LLC, Apollo Franklin Management, LLC, Apollo Credit Opportunity Management III LLC, Apollo European Credit Management, LLC, Apollo European Strategic Management, LLC, Apollo SK Strategic Management, LLC, Apollo SVF Management GP, LLC and Apollo Zeus Strategic Management, LLC .  Apollo Capital Management GP, LLC is the general partner of Apollo Capital Management, L.P. Apollo Management Holdings, L.P. serves as the sole member and manager of Apollo Capital Management GP, LLC, and Apollo Management Holdings GP, LLC serves as the general partner of Apollo Management Holdings, L.P.

The address of each of Apollo Centre Street Partnership, L.P., Apollo Centre Street Management, LLC, Apollo Franklin Partnership, L.P., Apollo Credit Opportunity Trading Fund III LP, Apollo Credit Opportunity Fund III LP, Apollo Credit Opportunity Fund (Offshore) III LP, Apollo SK Strategic Investments, L.P., Apollo Special Opportunities Managed Account, L.P., Apollo SOMA Advisors, L.P., Apollo SOMA Capital Management, LLC, Apollo Principal Holdings II, L.P. and Apollo Principal Holdings II GP, LLC is One Manhattanville Road, Suite 201, Purchase, New York 10577.  The principal office of each of AEC (Lux) S.á.r.l. and AES (Lux) S.á.r.l. is 44, Avenue J.F. Kennedy, Luxembourg L-1855, Luxembourg.  The principal office of ANS U.S. Holdings Ltd. is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, George Town KY1-9005, Cayman Islands.  The principal office of Apollo Zeus Strategic Investments, L.P. is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, George Town KY1-1104, Cayman Islands.  The principal office of each of Apollo Franklin Management, LLC, Apollo Credit Opportunity Management III LLC, Apollo European Credit Management L.P., Apollo European Credit Management, LLC, Apollo European Strategic Management, L.P., Apollo European Strategic Management LLC, Apollo SK Strategic Management, LLC, Apollo SVF Management, L.P., Apollo SVF Management GP, LLC, Apollo Zeus Strategic Management, LLC, Apollo Capital Management, L.P., Apollo Capital Management GP, LLC, Apollo Management Holdings, L.P. and Apollo Management Holdings GP, LLC is 9 W. 57th Street, 43rd Floor, New York, New York 10019. The reported information is based upon the Schedule 13G/A filed by Apollo Management Holdings GP, LLC with the Securities and Exchange Commission on February 12, 2015.

(9)                                 Consists of 1,868,917 shares owned by Strategic Value Special Situations Master Fund III, L.P., 2,753,389

shares owned by Strategic Value Special Situations Master Fund II, L.P., 365,031 shares owned by Strategic Value Special Situations Offshore Fund III-A, L.P. and 2,652,581 shares owned by Strategic Value Master Fund, Ltd.  SVP Special Situations III LLC is the investment manager of, and exercises investment discretion over, Strategic Value Special Situations Master Fund III, L.P.  Strategic Value Partners, LLC is the managing member of SVP Special Situations III LLC.  Strategic Value Partners, LLC and SVP Special Situations III LLC are both indirectly majority owned and controlled by Victor Khosla.  Strategic Value Partners, LLC is the manager member of SVP Special Situations II LLC, the investment manager of Strategic Value Special Situations Master Fund II, L.P.  SVP Special Situations II LLC is indirectly majority owned and controlled by Victor Khosla.  Strategic Value Partners, LLC is the managing member of SVP Special Situations III-A LLC, the investment manager of  Strategic Value Special Situations Offshore Fund III-A, LP.  SVP Special Situations III-A LLC is indirectly majority owned and controlled by Victor Khosla.  Strategic Value Partners, LLC is the investment manager of Strategic Value Master Fund, Ltd.

The address of each reporting person is c/o Strategic Value Partners, LLC, 100 West Putnam Avenue, Greenwich, CT 96830.  The reported information is based upon the Form 4 filed by Strategic Value Partners LLC with the Securities and Exchange Commission on October 21, 2014.

(10)                          Consists of 167,178 shares owned by M.H. Davidson & Co., 814,298 shares owned by Davidson Kempner Partners, 1,751,770 shares owned by Davidson Kempner Institutional Partners, L.P., 1,675,555 shares owned by Davidson Kempner International, Ltd., 683,853 shares owned by Davidson Kemper Distressed Opportunities Fund LP, and 990,299 shares owned by Davidson Kemper Distressed Opportunities International Ltd. M.H. Davidson & Co. GP, L.L.C. is the general partner of M.H. Davidson & Co.  MHD Management Co. is the general partner of Davidson Kempner Partners and MHD Management Co. GP, L.L.C. is the general partner of MHD Management Co.  Davidson Kempner Advisors Inc. is the general partner of Davidson Kempner Institutional Partners, L.P.  Davidson Kempner International Advisors, L.L.C. is the investment manager of Davidson Kempner International, Ltd.  DK Group LLC is the general partner of Davidson Kempner Distressed Opportunities Fund LP.  DK Management Partners LP is the investment manager of Davidson Kempner Distressed Opportunities International Ltd. Davidson Kempner Capital Management LP acts as investment manager to each of M.H. Davidson & Co., Davidson Kempner Partners, Davidson Kempner Institutional Partners, L.P. Davidson Kempner International, Ltd., Davidson Kempner Distressed Opportunities Fund LP and Davidson Kempner Distressed Opportunities International Ltd. DKCM GP LLC is the general partner of Davidson Kempner Capital Management LP. The managing members of Davidson Kempner Capital Management LP are Thomas L. Kempner, Jr., Stephen M. Dowicz, Timothy I. Levart, Robert J. Brivio, Jr., Anthony A. Yoseloff, Eric P. Epstein, Avram Z. Friedman, Conor Bastable, Shulamit Leviant, Morgan Blackwell, Patrick W. Dennis and Gabriel T. Schwartz.

The address of the principal business office of each of entities and persons identified in this note is c/o Davidson Kempner Partners, 65 East 55th Street, 19th Floor, New York, New York 10022.

The reported information is based upon the Schedule 13G filed by Davidson Kempner Partners with the Securities and Exchange Commission on July 21, 2014.

(11)                          Consists of 252,286 shares (including 10,171 warrants) owned by Alden Global Adfero BPI Fund, Ltd, 3,407,820 shares (including  98,048 warrants) owned by Alden Global Opportunities Master Fund, L.P. 161,246 shares (including 4,694 warrants) owned by Wilshire Institutional Master Fund II SPC — Wilshire Alden Global Event Driven Opportunities Segregated Portfolio, 102,958 shares owned by Dugan Partners, L.P., and 1,270,234 shares (including 36,961 warrants) owned by Turnpike Limited.  Alden Global Capital LLC is the manager of Alden Global Adfero BPI Fund, Ltd. Alden Global Capital Limited is the investment manager of Alden Global Opportunities Master Fund L.P.   Alden Global Capital LLC is the investment sub-adviser to Alden Global Opportunities Master Fund L.P.  Alden Global Capital Limited and Alden Global Capital LLC are investment sub-advisers to Wilshire Institutional Master Fund II SPC — Wilshire Alden Global Event Driven Opportunities Segregated Portfolio.  Alden Global Capital LLC is the investment portfolio manager to Dungan Partners L.P.  Alden Global Capital Limited is the investment adviser to Turnpike Limited and Alden Global Capital LLC is an investment sub-adviser to Turnpike Limited.

The address of the principal business office of Alden Global Adfero BPI Fund, Ltd., Alden Global Opportunities Master Fund, L.P. and Turnpike Limited is c/o Ogier Fiduciary Svcs (Cayman) Ltd., 89 Nexus Way, Camana Bay, Cayman Islands KY1-9007. The address of the principal business office of Wilshire Institutional Master Fund II SPC — Wilshire Alden Global Event Driven Opportunities Segregated Portfolio is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, George Town, Grand Cayman KY1-9005, Cayman Islands. The address of the principal place of business of Dungan Partners L.P. is Ogier House, The Esplanade, St. Helier, Jersey JE4 9WG. The reported information is based upon the Schedule 13G filed by Alden Global Capital Ltd. with the Securities and Exchange Commission on July 21, 2014, and information from the holder.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 regarding the number of shares of Genco’s common stock that may be issued under the 2014 Management Incentive Plan:

Number of securities
remaining available for
	Number of securities to	Weighted-average exercise	future issuance under
	be issued upon exercise	price of outstanding	equity compensation plans
	of outstanding options,	options, warrants and	(excluding securities
	warrants and rights	Rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	8,667,461	$30.31	—

Total	8,667,461	$30.31	—

No shares remain for issuance under Genco’s 2005 Equity Incentive Plan or 2012 Equity Incentive Plan.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with General Maritime Corporation

Genco makes employees performing internal audit services available to General Maritime Corporation (“GMC”), where Genco’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.  For the years ended December 31, 2012, 2013 and 2014, Genco invoiced approximately $174,911, 145,025 and $84,000, respectively, to GMC for the time associated with such internal audit services.  In addition, Genco incurred travel-related and miscellaneous expenditures during 2012, 2013 and 2014 totaling approximately $87,225, $132,690 and $102,000, respectively.  These travel-related expenditures are reimbursable to GMC or its service provider.  At December 31, 2014, approximately $41,000 was due GMC from Genco.

Transactions with Aegean Marine Petroleum Network, Inc.

Genco and Baltic Trading have entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in their fleets.  Peter C. Georgiopoulos is Chairman of the Board of Aegean.  During the

years ended December 31, 2012, 2013 and 2014, Aegean supplied lubricating oils to Genco’s and Baltic Trading’s vessels aggregating approximately $1,516,744, $1,520,599 and $1,877,000 respectively.  At December 31, 2014, approximately $267,000 remained outstanding to Aegean.

Transactions with Baltic Trading Limited

On April 7, 2015, Genco and Baltic Trading entered into the Stock Purchase Agreement, pursuant to which Genco purchased from Baltic Trading on April 8, 2015 all of Baltic Trading’s equity interests in Baltic Lion Limited and Baltic Tiger Limited, the respective owners of the Capesize drybulk vessels known as the Baltic Lion and the Baltic Tiger, for an aggregate purchase price of $68.5 million, subject to reduction for the outstanding amounts under the Secured Loan Agreement dated December 3, 2013 by and among Baltic Trading’s wholly owned subsidiaries, Baltic Tiger Limited and Baltic Lion Limited and DVB Bank SE (the “$44 Million Term Loan Facility”) and an adjustment for working capital and liabilities as of the closing date. The indebtedness under such the $44 Million Term Loan Facility remained in place. The purchase price was established in arm’s length negotiations between the Baltic Trading special committee and the Genco special committee and was financed by Genco with available cash and borrowings under the Loan Agreement dated April 7, 2015 by and among Genco’s wholly owned subsidiaries, Genco Commodus Limited, Genco Maximus Limited, Genco Claudius Limited, Genco Hunter Limited and Genco Warrior Limited and ABN AMRO Capital USA LLC (the “2015 Credit Facility”). In connection with the Stock Purchase Agreement, Genco executed a Guarantee and Indemnity in favor of DVB Bank SE, which is on substantially the same terms as the Guarantee and Indemnity executed by Baltic Trading on December 3, 2013. As a result, Baltic Trading was released from its Guarantee and Indemnity with respect to the $44 Million Term Loan Facility.

In connection with Baltic Trading’s initial public offering in 2010, Genco Investments entered into a registration rights agreement with Baltic Trading pursuant to which Baltic Trading granted Genco Investments and its affiliates certain registration rights with respect to Baltic Trading’s common stock and Class B Stock owned by them. Pursuant to the agreement, Genco Investments has the right, subject to certain terms and conditions, to require Baltic Trading, on up to three separate occasions following the first anniversary of its initial public offering, to register under the Securities Act of 1933, as amended (the “Securities Act”), shares of Baltic Trading’s common stock, including common stock issuable upon conversion of Class B Stock, held by Genco Investments and its affiliates for offer and sale to the public (including by way of underwritten public offering) and incidental or “piggyback” rights permitting participation in certain registrations of common stock by Baltic Trading.  Genco Investments currently owns 6,356,471 shares of Baltic Trading’s Class B Stock.

In 2010, Genco entered into the Management Agreement with Baltic Trading pursuant to which Genco provides Baltic Trading with commercial, technical, administrative and strategic services.  The Management Agreement is for an initial term of approximately 15 years and will automatically renew for additional five-year periods unless terminated in accordance with its terms.  Baltic Trading pays Genco for the services Genco provide it as well as reimburses Genco for Genco’s costs and expenses incurred in providing certain of these services.  Baltic Trading pays Genco a commercial services fee of 1.25% of gross charter revenues generated by each vessel; a technical services fee of $750 per ship per day, subject to increase based on the Consumer Price Index; and a sale & purchase fee equal to 1% of the gross purchase or sale price upon the consummation of any purchase or sale of a vessel by Baltic Trading.  For the years ended December 31, 2012, 2013 and 2014, Baltic Trading incurred costs of approximately $2,816,472, $4,571,449 and $4,465,000, respectively pursuant to the Management Agreement.  At December 31, 2014, the amount due to Genco from Baltic Trading was approximately $143,000 for such services.  Additionally, during the years ended December 31 2012, 2013 and 2014, Baltic Trading incurred fees of approximately $0, $41,517 and $54,000, respectively, for internal audit services provided by Genco employees which are reimbursable to Genco pursuant to the Management Agreement, and Genco incurred costs in a net amount of approximately $23,576, $402,997 and $284,000, respectively on Baltic Trading’s behalf to be reimbursed to Genco pursuant to the Management Agreement.  At December 31, 2014, the amount due to Baltic Trading from Genco was approximately $4,000 for such costs.  Upon consolidation with Baltic Trading, any management fee income earned is eliminated for financial reporting purposes.

Also in 2010, Genco entered into an Omnibus Agreement with Baltic Trading pursuant to which Genco has a right of first refusal with respect to business opportunities generally except with respect to certain spot charter opportunities, as to which Baltic Trading a right of first refusal.  So that Genco may comply with a provision in one of its existing credit facilities, the Omnibus Agreement further provides that Baltic Trading will not issue any shares of preferred stock without Genco’s prior written consent.

Transactions with MEP

In 2010, Genco entered into an agency agreement with Maritime Equity Partners LLC (“MEP”) pursuant to which Genco provides MEP with technical services for drybulk vessels.   These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and are being provided for an initial term of one year.  MEP has the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee or without a fee upon a Genco change of control.  Genco may terminate provision of the services at any time on 60 days’ notice. Genco’s Chairman, Peter C. Georgiopoulos, controls and has a minority interest in MEP.  For the years ended December 31, 2012, 2013 and 2014, Genco invoiced approximately $3,396,428, $3,429,661 and $3,361,000, respectively to MEP for the foregoing services and transactions.  At December 31, 2014, approximately $10,000 was due to Genco from MEP.

Other Transactions

During 2014, Genco incurred legal services (primarily in connection with vessel acquisitions) aggregating approximately $14,000 from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board. At December 31, 2014, approximately $9,000 was outstanding to Constantine Georgiopoulos.  In addition, Peter C. Georgiopoulos is a party to Genco’s existing registration rights agreement that provides him with piggyback registration rights only.

Review and Approval of Transactions with Related Persons

In April 2007, Genco’s Board of Directors adopted a policy and procedures for review, approval and monitoring of transactions involving Genco and “related persons” (generally, directors and executive officers, director nominees, shareholders owning five percent or greater of any class of Genco’s voting securities, immediate family members of the foregoing).  The policy covers any related person transaction that meets the minimum threshold for disclosure in the proxy statement under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest) and will be applied to any such transactions proposed after its adoption.

Related person transactions must be approved by the Genco Board or by a committee of the Genco Board consisting solely of independent directors, who will approve the transaction only if they determine that it is in the best interests of Genco.  In considering the transaction, the Genco Board or committee will consider all relevant factors, including as applicable (i) the related person’s interest in the transaction; (ii) the approximate dollar value of the amount involved in the transaction; (iii) the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss; (iv) Genco’s business rationale for entering into the transaction; (v) the alternatives to entering into a related person transaction; (vi) whether the transaction is on terms no less favorable to Genco than terms that could have been reached with an unrelated third party; (vii) the potential for the transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; (viii) the overall fairness of the transaction to Genco; and (ix) any other information regarding the transaction or the related person in the context of the merger that would be material to investors in light of the circumstances of the particular transaction.  If a director is involved in the transaction, he or she will not cast a vote regarding the transaction.

Director Independence

For information  on director independence, please see “Corporate Governance—Director Independence” above in Item 10, “Directors, Executive Officers, and Corporate Governance.”

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Auditors for Fiscal 2014 and 2013

The following table presents fees for professional services rendered by Deloitte & Touche LLP for the audit of Genco’s consolidated annual financial statements for fiscal 2014 and fiscal 2013 and fees billed for audit-related services, tax services and all other services rendered by Deloitte & Touche LLP for fiscal 2014 and fiscal 2013.

Type of Fees	2014	2013
	($ in thousands)	($ in thousands)

Audit Fees	$562	$547
Audit-Related Fees	$848	$170
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$1,410	$717

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees that Genco paid to the auditor for the audit of Genco’s annual financial statements included in its Form 10-K and Form 10-K/A and review of financial statements included in its Form 10-Qs and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.  “Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of Genco’s financial statements and include services associated with primary and secondary offerings of Genco’s common stock in the past two fiscal years and other matters related to Genco’s periodic public filings; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories.

Pre-Approval Policy for Services Performed by Independent Auditor

The Genco Audit Committee has responsibility for the appointment, compensation and oversight of the work of the independent auditor. As part of this responsibility, the Genco Audit Committee must pre-approve all permissible services to be performed by the independent auditor.

The Genco Audit Committee has adopted an auditor pre-approval policy which sets forth the procedures and conditions pursuant to which pre-approval may be given for services performed by the independent auditor. Under the policy, the Genco Audit Committee must give prior approval for any amount or type of service within four categories:  audit, audit-related, tax services or, to the extent permitted by law, other services that the independent auditor provides. Prior to the annual engagement, the Genco Audit Committee may grant general pre-approval for independent auditor services within these four categories at maximum pre-approved fee levels. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval and, in those instances, such service will require separate pre-approval by the Genco Audit Committee if it is to be provided by the independent auditor. For any pre-approval, the Genco Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence, whether the auditor is best positioned to provide the most cost effective and efficient service and whether the service might enhance Genco’s ability to manage or control risk or improve audit quality. The Genco Audit Committee may delegate to one or more of its members authority to approve a request for pre-approval provided the member reports any approval so given to the Genco Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.                                         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)        The following documents are filed as a part of this Amendment:

23.1                        Consent of Independent Registered Public Accounting Firm.

31.1                        Certification of President pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2                        Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1                        Certification of President pursuant to 18 U.S.C. Section 1350.

32.2                        Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2015.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ John C. Wobensmith
	Name:	John C. Wobensmith
	Title:	President and Principal Executive Officer

EXHIBIT INDEX

Exhibit	Document

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.