Form 10-Q
period 2015-03-31
GENCO SHIPPING & TRADING LTD
filed 2015-05-08
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2015: Common stock, $0.01 per share — 61,600,604 shares.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	Successor	Successor
	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$68,783	$83,414
Restricted cash	9,750	9,750
Due from charterers, net of a reserve of $1,371 and $1,588, respectively	12,366	14,739
Prepaid expenses and other current assets	25,920	22,423
Total current assets	116,819	130,326

Noncurrent assets:
Vessels, net of accumulated depreciation of $52,271 and $36,258, respectively	1,508,885	1,532,843
Deposits on vessels	19,237	25,593
Deferred drydock, net of accumulated amortization of $722 and $330, respectively	9,375	6,234
Deferred financing costs, net of accumulated amortization of $1,216 and $729, respectively	10,061	10,271
Fixed assets, net of accumulated depreciation and amortization of $170 and $119, respectively	783	701
Other noncurrent assets	514	514
Restricted cash	300	19,945
Investments	28,845	26,486
Total noncurrent assets	1,578,000	1,622,587

Total assets	$1,694,819	$1,752,913

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$29,817	$28,217
Current portion of long-term debt	44,576	34,324
Deferred revenue	1,837	1,397
Total current liabilities	76,230	63,938

Noncurrent liabilities:
Long-term lease obligations	593	390
Long-term debt	390,032	395,811
Total noncurrent liabilities	390,625	396,201

Total liabilities	466,855	460,139

Commitments and contingencies

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Successor Company common stock, par value $0.01; 250,000,000 shares authorized; issued and outstanding 61,541,389 shares at March 31, 2015 and December 31, 2014	615	615
Successor Company additional paid-in capital	1,262,327	1,251,197
Accumulated other comprehensive loss	(22,958)	(25,317)
Retained deficit	(220,736)	(182,294)
Total Genco Shipping & Trading Limited shareholders’ equity	1,019,248	1,044,201
Noncontrolling interest	208,716	248,573
Total equity	1,227,964	1,292,774

Total liabilities and equity	$1,694,819	$1,752,913

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	Successor	Predecessor
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Revenues:
Voyage revenues	$33,609	$63,180
Service revenues	810	810

Total revenues	34,419	63,990

Operating expenses:
Voyage expenses	4,380	1,956
Vessel operating expenses	28,672	31,223
General, administrative and management fees	20,324	15,376
Depreciation and amortization	19,410	36,201
Impairment of vessel assets	35,396	—

Total operating expenses	108,182	84,756

Operating loss	(73,763)	(20,766)

Other (expense) income:
Other income (expense)	11	(57)
Interest income	24	20
Interest expense	(4,324)	(21,023)

Other expense	(4,289)	(21,060)

Loss before reorganization items, net	(78,052)	(41,826)
Reorganization items, net	(520)	—

Loss before income taxes	(78,572)	(41,826)
Income tax expense	(543)	(412)

Net loss	(79,115)	(42,238)
Less: Net loss attributable to noncontrolling interest	(40,673)	(3,133)
Net loss attributable to Genco Shipping & Trading Limited	$(38,442)	$(39,105)

Net loss per share-basic	$(0.64)	$(0.90)
Net loss per share-diluted	$(0.64)	$(0.90)
Weighted average common shares outstanding-basic	60,430,789	43,568,942
Weighted average common shares outstanding-diluted	60,430,789	43,568,942
Dividends declared per share	$—	$—

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Loss

For the Three Months Ended March 31, 2015 and 2014

(U.S. Dollars in Thousands)

(Unaudited)

	Successor	Predecessor
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014

Net loss	$(79,115)	$(42,238)

Change in unrealized gain (loss) on investments	2,359	(14,215)
Unrealized gain on cash flow hedges, net	—	1,228
Other comprehensive income (loss)	2,359	(12,987)

Comprehensive loss	(76,756)	(55,225)
Less: Comprehensive loss attributable to noncontrolling interest	(40,673)	(3,133)
Comprehensive loss attributable to Genco Shipping & Trading Limited	$(36,083)	$(52,092)

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2015 and 2014

(U.S. Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained (Deficit) Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2015 (Successor)	$615	$1,251,197	$(25,317)	$(182,294)	$1,044,201	$248,573	$1,292,774

Net loss				(38,442)	(38,442)	(40,673)	(79,115)

Unrealized gain on investments			2,359		2,359	—	2,359

Settlement of non-accredited Note holders		(414)			(414)	—	(414)

Nonvested stock amortization		11,544			11,544	816	12,360

Balance — March 31, 2015 (Successor)	$615	$1,262,327	$(22,958)	$(220,736)	$1,019,248	$208,716	$1,227,964

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained (Deficit) Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2014 (Predecessor)	$445	$846,658	$53,722	$66,644	$967,469	$341,336	$1,308,805

Net loss				(39,105)	(39,105)	(3,133)	(42,238)

Change in unrealized gain on investments			(14,215)		(14,215)	—	(14,215)

Unrealized gain on cash flow hedges, net			1,228		1,228	—	1,228

Nonvested stock amortization		427			427	963	1,390

Cash dividends paid by Baltic Trading Limited				(4)	(4)	(1,530)	(1,534)

Vesting of restricted shares issued by Baltic Trading Limited		96			96	(96)	—

Balance — March 31, 2014 (Predecessor)	$445	$847,181	$40,735	$27,535	$915,896	$337,540	$1,253,436

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014

(U.S. Dollars in Thousands)

(Unaudited)

	Successor	Predecessor
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Cash flows from operating activities:
Net loss	$(79,115)	$(42,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,410	36,201
Amortization of deferred financing costs	487	2,220
Amortization of time charters acquired	—	(49)
Amortization of discount on Convertible Senior Notes	—	1,299
Amortization of nonvested stock compensation expense	12,360	1,390
Impairment of vessel assets	35,396	—
Change in assets and liabilities:
Decrease in due from charterers	2,373	2,803
Increase in prepaid expenses and other current assets	(3,504)	(7,210)
Increase in accounts payable and accrued expenses	3,163	8,558
Increase (decrease) in deferred revenue	440	(9)
Increase in lease obligations	203	100
Deferred drydock costs incurred	(3,533)	(5,669)

Net cash used in operating activities	(12,320)	(2,604)

Cash flows from investing activities:
Purchase of vessels, including deposits	(24,104)	(17,618)
Purchase of other fixed assets	(56)	(179)
Changes in deposits of restricted cash	19,645	(125)

Net cash used in investing activities	(4,515)	(17,922)

Cash flows from financing activities:
Repayments on the $100 Million Term Loan Facility	(1,923)	(1,923)
Repayments on the $253 Million Term Loan Facility	(5,292)	(5,075)
Proceeds from the Baltic Trading $148 Million Credit Facility	115,000	—
Repayments on the 2010 Baltic Trading Credit Facility	(102,250)	—
Repayments on the Baltic Trading $22 Million Term Loan Facility	(375)	(375)
Repayments on the Baltic Trading $44 Million Term Loan Facility	(687)	(687)
Payment of dividend by subsidiary	—	(1,534)
Cash settlement of non-accredited Note holders	(49)	—
Payment of common stock issuance costs by subsidiary	—	(106)
Payment of deferred financing costs	(2,220)	(88)

Net cash provided by (used in) financing activities	2,204	(9,788)

Net decrease in cash and cash equivalents	(14,631)	(30,314)

Cash and cash equivalents at beginning of period	83,414	122,722
Cash and cash equivalents at end of period	$68,783	$92,408

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”), its wholly-owned subsidiaries, and its subsidiary, Baltic Trading Limited (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands and as of March 31, 2015, is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; and the ship-owning subsidiaries as set forth below.  As of March 31, 2015, Genco Ship Management LLC is the sole owner of all of the outstanding shares of Genco Management (USA) Limited.

Bankruptcy Filing

On April 21, 2014 (the “Petition Date”), GS&T and its subsidiaries other than Baltic Trading Limited (“Baltic Trading”) and its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors continued to operate their businesses in the ordinary course as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Through the Chapter 11 Cases, the Debtors implemented a Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code (the “Prepack Plan”) for which the Company solicited votes from certain classes of its creditors prior to commencement of the Chapter 11 Cases in accordance with the Restructuring Support Agreement that the Debtors entered into with certain of its creditors on April 3, 2014.  The Company subsequently emerged from bankruptcy on July 9, 2014 (the “Effective Date”).  Refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, as amended, for further detail regarding the bankruptcy filing.

Financial Statement Presentation

Upon the Company’s emergence from the Chapter 11 Cases on July 9, 2014, the Company adopted fresh-start reporting in accordance with provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“ASC 852”).  Upon adoption of fresh-start reporting, the Company’s assets and liabilities were recorded at their value as of the fresh-start reporting date.  The fair values of the Company’s assets and liabilities in conformance with ASC 805, “Business Combinations,” as of that date differed materially from the recorded values of its assets and liabilities as reflected in its historical consolidated financial statements.  In addition, the Company’s adoption of fresh-start reporting may materially affect its results of operations following the fresh-start reporting dates, as the Company will have a new basis in its assets and liabilities.  Consequently, the Company’s historical financial statements may not be reliable indicators of its financial condition and results of operations for any period after it adopted fresh-start reporting.  As a result of the adoption of fresh-start reporting, the Company’s consolidated balance sheets and consolidated statements of operations subsequent to July 9, 2014 will not be comparable in many respects to our consolidated balance sheets and consolidated statements of operations prior to July 9, 2014.  References to “Successor Company” refer to the Company after July 9, 2014, after giving effect to the application of fresh-start reporting.  References to “Predecessor Company” refer to the Company prior to July 9, 2014.

Merger Agreement with Baltic Trading

On April 7, 2015, the Company entered into a definitive merger agreement with Baltic Trading under which the Company will acquire Baltic Trading in a stock-for-stock transaction.  Under the terms of the agreement, Baltic Trading will become an indirect wholly-owned subsidiary of the Company, and Baltic Trading shareholders (other than the Company and its subsidiaries) will receive 0.216 shares of the Company’s common stock for each share of Baltic Trading’s common stock they own at closing, with fractional shares to be settled in cash.  Upon consummation of the transaction, the Company’s shareholders are expected to own approximately 84.5% of the combined company, and Baltic Trading’s shareholders (other than the Company and its subsidiaries) are expected to own approximately 15.5% of the combined company.  Shares of Baltic Trading’s Class B stock (all of which are owned by the Company) will be canceled in the merger.  The Company expects to have it stock listed on the New York Stock Exchange upon consummation of the transaction.

The Boards of Directors of both the Company and Baltic Trading established independent special committees to review the transaction and negotiate the terms on behalf of their respective companies.  Both independent special committees unanimously approved the transaction.  The Boards of Directors of both companies approved the merger by unanimous vote of directors present and voting, with Peter C. Georgiopoulos, Chairman of the Board of each company, recused for the vote.  Approval of the merger is subject to a vote of shareholders of both the Company and Baltic Trading.

Acquisition of Baltic Lion and Baltic Tiger

Additionally, on April 7, 2015, the Company entered into an agreement under which the Company acquired all of the shares of two single-purpose vessel owning entities that were wholly owned by Baltic Trading, each of which owns one Capesize drybulk vessel, specifically the Baltic Lion and Baltic Tiger, for an aggregate purchase price of $68,500, subject to reduction for $40,563 of outstanding first-mortgage debt of such single-purpose entities that is to be guaranteed by the Company.  For further details, refer to the “Impairment of vessel assets” Section in Note 2 — Summary of Significant Accounting Policies.  These transactions, which closed on April 8, 2015, will be accounted for pursuant to accounting guidance under ASC 805, “Business Combinations”, for transactions amongst entities under common control.  Accordingly, the difference between the cash paid to Baltic Trading and the Company’s carrying value of the Baltic Lion and Baltic Tiger as of the closing date will be reflected as an adjustment to Additional paid-in capital.  The independent special committees of both companies’ Boards of Directors reviewed and approved these transactions.

Other General Information

Below is the list of GS&T’s wholly owned ship-owning subsidiaries as of March 31, 2015:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date	Year Built

Genco Reliance Limited	Genco Reliance	29,952	12/6/04	1999
Genco Vigour Limited	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05	1997
Genco Muse Limited	Genco Muse	48,913	10/14/05	2001
Genco Acheron Limited	Genco Acheron	72,495	11/7/06	1999
Genco Surprise Limited	Genco Surprise	72,495	11/17/06	1998
Genco Augustus Limited	Genco Augustus	180,151	8/17/07	2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07	2007
Genco London Limited	Genco London	177,833	9/28/07	2007
Genco Titus Limited	Genco Titus	177,729	11/15/07	2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07	2003
Genco Charger Limited	Genco Charger	28,398	12/14/07	2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07	2005
Genco Predator Limited	Genco Predator	55,407	12/20/07	2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07	2007
Genco Champion Limited	Genco Champion	28,445	1/2/08	2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08	2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08	2007
Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08	2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08	2007
Genco Hadrian Limited	Genco Hadrian	169,694	12/29/08	2008
Genco Commodus Limited	Genco Commodus	169,025	7/22/09	2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09	2009

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date	Year Built
Genco Claudius Limited	Genco Claudius	169,025	12/30/09	2010
Genco Bay Limited	Genco Bay	34,296	8/24/10	2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10	2010
Genco Avra Limited	Genco Avra	34,391	5/12/11	2011
Genco Mare Limited	Genco Mare	34,428	7/20/11	2011
Genco Spirit Limited	Genco Spirit	34,432	11/10/11	2011
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10	2009
Genco Ardennes Limited	Genco Ardennes	57,981	8/31/10	2009
Genco Auvergne Limited	Genco Auvergne	57,981	8/16/10	2009
Genco Bourgogne Limited	Genco Bourgogne	57,981	8/24/10	2010
Genco Brittany Limited	Genco Brittany	57,981	9/23/10	2010
Genco Languedoc Limited	Genco Languedoc	57,981	9/29/10	2010
Genco Loire Limited	Genco Loire	53,416	8/4/10	2009
Genco Lorraine Limited	Genco Lorraine	53,416	7/29/10	2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10	2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10	2005
Genco Provence Limited	Genco Provence	55,317	8/23/10	2004
Genco Pyrenees Limited	Genco Pyrenees	57,981	8/10/10	2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11	2011

Baltic Trading Limited was a wholly-owned indirect subsidiary of GS&T until Baltic Trading completed its initial public offering, or IPO, on March 15, 2010.  As of March 31, 2015 and December 31, 2014, Genco Investments LLC owned 6,356,471 shares of Baltic Trading’s Class B Stock, which represented a 10.85% ownership interest in Baltic Trading and 64.60% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  Additionally, pursuant to the subscription agreement between Genco Investments LLC and Baltic Trading, for so long as GS&T directly or indirectly holds at least 10% of the aggregate number of outstanding shares of Baltic Trading’s common stock and Class B stock, Genco Investments LLC will be entitled to receive an additional number of shares of Baltic Trading’s Class B stock equal to 2% of the number of common shares issued in the future, other than shares issued under Baltic Trading’s Equity Incentive Plans and shares issued in conjunction with the merger.

Below is the list of Baltic Trading’s wholly owned ship-owning subsidiaries as of March 31, 2015:

Baltic Trading’s Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date	Year Built

Baltic Leopard Limited	Baltic Leopard	53,447	4/8/10	2009
Baltic Panther Limited	Baltic Panther	53,351	4/29/10	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10	2009
Baltic Jaguar Limited	Baltic Jaguar	53,474	5/14/10	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10	2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10	2010
Baltic Wind Limited	Baltic Wind	34,409	8/4/10	2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10	2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10	2010
Baltic Fox Limited	Baltic Fox	31,883	9/6/13	2010
Baltic Hare Limited	Baltic Hare	31,887	9/5/13	2009
Baltic Lion Limited	Baltic Lion	179,185	12/27/13	2012
Baltic Tiger Limited	Baltic Tiger	179,185	11/26/13	2011
Baltic Hornet Limited	Baltic Hornet	63,574	10/29/2014	2014
Baltic Wasp Limited	Baltic Wasp	63,389	1/2/2015	2015
Baltic Scorpion Limited	Baltic Scorpion	64,000	Q2 2015 (1)	2015 (1)
Baltic Mantis Limited	Baltic Mantis	64,000	Q3 2015 (1)	2015 (1)

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

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, as amended (the “2014 10-K”).  The results of operations for the periods ended March 31, 2015 and 2014 for the Successor Company and Predecessor Company, respectively, are not necessarily indicative of the operating results for the full year.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the Successor Company and the Predecessor Company for the three months ended March 31, 2015 and 2014 was $18,967 and $34,160, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt).  Effective July 9, 2014, the Company increased the estimated scrap value of the vessels from $245 per lwt to $310 per lwt prospectively based on the 15-year average scrap value of steel.  During the three months ended March 31, 2015, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $787. The decrease in depreciation expense resulted in a $0.01 change to the basic and diluted net loss per share during the three months ended March 31, 2015.  The basic and diluted net loss per share would have been ($0.65) per share if there were no change in the estimated scrap value.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of March 31, 2015 and December 31, 2014, the Company had an accrual of $725 and $662, respectively, related to these estimated customer claims.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. These differences in bunkers resulted in a net loss (gain) of $1,453 and ($66) during the three months ended March 31, 2015 and 2014 for the Successor Company and Predecessor Company, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Impairment of vessel assets

During the three months ended March 31, 2015, the Successor Company recorded $35,396 related to the impairment of vessel assets in accordance with ASC 360 — “Property, Plant and Equipment” (“ASC 360”).  At March 31, 2015, the Company determined that the sale of the Baltic Lion and Baltic Tiger was more likely than not based on Baltic Trading’s expressed consideration to divest of those vessels.  Therefore, the time utilized to determine the recoverability of the carrying value of the vessel assets was significantly reduced, and after determining that the sum of the estimated undiscounted future cash flows attributable to the Baltic Lion and Baltic Tiger would not exceed the carrying value of the respective vessels, the Company reduced the carrying value of each vessel to its estimated fair value, which was determined primarily based on appraisals and third-party broker quotes.  Subsequent to March 31, 2015, the Baltic Lion and Baltic Tiger entities were sold to GS&T.   Refer to Note 1 — General Information for details pertaining to the sale of these entities.

Noncontrolling interest

Net loss attributable to noncontrolling interest during the three months ended March 31, 2015 and 2014 reflects the noncontrolling interest’s share of the net loss of Baltic Trading, a subsidiary of the Company, which owns and employs drybulk vessels in the spot market, in vessel pools or on spot market-related time charters.  The spot market represents immediate chartering of a vessel, usually for single voyages.  At March 31, 2015 and December 31, 2014, the noncontrolling interest held an 89.15% economic interest in Baltic Trading while only holding 35.40% of the voting power.

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

Total revenue earned by the Successor Company for these services during the three months ended March 31, 2015 was $2,189 of which $1,379 eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $1,198 associated with these activities for the three months ended March 31, 2015.  This resulted in estimated tax expense of $520 for the three months ended March 31, 2015.  Total revenue earned by the Predecessor Company for these services during the three months ended March 31, 2014 was $1,855 of which $1,045 eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $886 associated with these activities for the three months ended March 31, 2014.  This resulted in estimated tax expense of $400 for the three months ended March 31, 2014.

Baltic Trading is subject to income tax on its United States source income.  During the three months ended March 31, 2015 and 2014, Baltic Trading had United States operations that resulted in United States source income of $587 and $284, respectively.  Baltic Trading’s estimated United States income tax expense for the three months ended March 31, 2015 and 2014 was $23 and $12, respectively.

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

The following table presents a reconciliation of total voyage revenue from external (third party) customers for the Company’s two operating segments to total consolidated voyage revenue from external customers for the Company for the three months ended March 31, 2015 and 2014.

	Successor	Predecessor
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Voyage Revenue from External Customers
GS&T	$26,698	$50,089
Baltic Trading	6,911	13,091
Total operating segments	33,609	63,180
Eliminating revenue	—	—
Total consolidated voyage revenue from external customers	$33,609	$63,180

The following table presents a reconciliation of total intersegment revenue, which eliminates upon consolidation, for the Company’s two operating segments for the three months ended March 31, 2015 and 2014. The intersegment revenue noted in the following table represents revenue earned by GS&T pursuant to the management agreement entered into with Baltic Trading, which includes commercial service fees, technical service fees and sale and purchase fees, if any.

	Successor	Predecessor
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Intersegment revenue
GS&T	$1,379	$1,045
Baltic Trading	—	—
Total operating segments	1,379	1,045
Eliminating revenue	(1,379)	(1,045)
Total consolidated intersegment revenue	$—	$—

The following table presents a reconciliation of total net loss for the Company’s two operating segments to total consolidated net loss for the three months ended March 31, 2015 and 2014. The eliminating net loss noted in the following table consists of the elimination of intercompany transactions between GS&T and Baltic Trading, as well as dividends received by GS&T from Baltic Trading for its Class B shares of Baltic Trading, if applicable.

	Successor	Predecessor
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Net loss
GS&T	$(33,029)	$(38,569)
Baltic Trading	(45,811)	(3,533)
Total operating segments	(78,840)	(42,102)
Eliminating net loss	275	136
Total consolidated net loss	$(79,115)	$(42,238)

The following table presents a reconciliation of total assets for the Company’s two operating segments to total consolidated assets as of March 31, 2015 and December 31, 2014. The eliminating assets noted in the following table consist of the elimination of intercompany transactions resulting from the capitalization of fees paid to GS&T by Baltic Trading as vessel assets, including related accumulated depreciation, as well as the outstanding receivable balance due to GS&T from Baltic Trading as of March 31, 2015 and December 31, 2014.

	Successor	Successor
	March 31, 2015	December 31, 2014
Total assets
GS&T	$1,245,703	$1,270,923
Baltic Trading	451,181	482,415
Total operating segments	1,696,884	1,753,338
Eliminating assets	(2,065)	(425)
Total consolidated assets	$1,694,819	$1,752,913

4 - CASH FLOW INFORMATION

For the three months ended March 31, 2015, the Successor Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $402 for the Purchase of vessels, including deposits and $98 for the Purchase of other fixed assets.  Additionally, for the three months ended March 31, 2015, the Successor Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $247 associated with the Payment of deferred financing fees. Lastly, for the three months ended March 31, 2015, the Successor Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $414 associated with the Cash settlement of non-accredited Note holders.  During the three months ended March 31, 2015, the Successor Company increased the estimated amount of non-accredited holders of the Convertible Senior Notes, which was discharged on the Effective Date, that are expected to be settled in cash versus settled with common shares.

For the three months ended March 31, 2014, the Predecessor Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $213 for the Purchase of vessels, including deposits and $145 for the Purchase of other fixed assets.  For the three months ended March 31, 2014, the Predecessor Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $253 associated with the Payment of deferred financing fees and $5 for the Payment of common stock issuance costs by its subsidiary.  Additionally, for the three months ended March 31, 2014, the Predecessor Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in current Interest payable consisting of $13,199 associated with the Payment of deferred financing fees.

Professional fees and trustee fees in the amount of $520 were recognized by the Successor Company in Reorganization items, net for the three months ended March 31, 2015 (refer to Note 19).  During this period, $709 of professional fees and trustee fees were paid through March 31, 2015 and $124 is included in Accounts payable and accrued expenses as of March 31, 2015.

During the three months ended March 31, 2015, the Successor Company made a reclassification of $9,694 from Deposits on vessels to Vessels, net of accumulated depreciation, due to the completion of the purchase of Baltic Wasp. No such reclassifications were made during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Predecessor Company made a reclassification of $984 from Fixed assets, net of accumulated depreciation, to Vessels, net of accumulated depreciation, for items that should be capitalized and depreciated over the remaining life of the respective vessels.

During the three months ended March 31, 2015 and 2014, cash paid for interest by the Successor Company and the Predecessor Company, net of amounts capitalized, and including bond coupon interest paid during the three months ended March 31, 2014, was $3,203 and $14,163, respectively.

During the three months ended March 31, 2015 and 2014, cash paid for estimated income taxes by the Successor Company and Predecessor Company was $454 and $1,072, respectively.

5 - VESSEL ACQUISITIONS

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate.  Baltic Trading agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which Baltic Trading exercised on January 8, 2014. These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The first of these vessels, the Baltic Hornet, was delivered to Baltic Trading on October 29, 2014.  The Baltic Wasp was delivered to Baltic Trading on January 2, 2015.  The Baltic Scorpion and the Baltic Mantis are expected to be delivered to Baltic Trading during the second and third quarters of 2015, respectively. As of March 31, 2015 and December 31, 2014, deposits on vessels were $19,237 and $25,593, respectively.  Baltic Trading intends to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the Baltic Trading $148 Million Credit Facility as described in Note 9 — Debt, to fully finance the acquisition of the remaining two Ultramax newbuilding drybulk vessels.  On December 30, 2014, Baltic Trading paid $19,645 for the final payment due for the Baltic Wasp which was classified as noncurrent Restricted Cash in the Condensed Consolidated Balance Sheets as of December 31, 2014 as the payment was held in an escrow account and was released to the seller when the vessel was delivered to Baltic Trading on January 2, 2015.

Refer to Note 1 — General Information for a listing of the vessel delivery dates for the vessels in the Company’s fleet and the estimated delivery dates for vessels that Baltic Trading has entered into agreements to purchase.

Below market time charters, including those acquired during previous periods, were amortized as an increase to voyage revenue in the amount of $49 by the Predecessor Company during the three months ended March 31, 2014.  The remaining unamortized fair market value of Time charters acquired at December 31, 2014 was $0.  As part of fresh-start reporting, the remaining liability for below market time charters was written-off during the re-valuation of our liabilities.

Capitalized interest expense associated with the newbuilding contracts entered into by Baltic Trading recorded by the Successor Company and the Predecessor Company for the three months ended March 31, 2015 and 2014 was $124 and $98, respectively.

6 - INVESTMENTS

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”) and Korea Line Corporation (“KLC”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company that operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  These investments are designated as Available For Sale (“AFS”) and are reported at fair value, with unrealized gains and losses recorded in equity as a component of accumulated other comprehensive income (loss) (“AOCI”).  At March 31, 2015 and December 31, 2014, the Company held 16,335,100 shares of Jinhui capital stock which is recorded at its fair value of $28,776 and $26,414, respectively, based on the last closing price during each respective quarter on March 31, 2015 and December 30, 2014, respectively.  At March 31, 2015 and December 31, 2014, the Company held 3,355 shares of KLC stock which is recorded at its fair value of $69 and $72, respectively, based on the last closing price during each respective quarter on March 31, 2015 and December 30, 2014.

The Company reviews the investment in Jinhui and KLC for impairment on a quarterly basis.  There were no impairment charges recognized for the three months ended March 31, 2015 and 2014.

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

Refer to Note 12 — Accumulated Other Comprehensive Income (Loss) for a breakdown of the components of AOCI.

7 — NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the year. The computation of diluted net loss per share assumes the vesting of nonvested stock awards (refer to Note 21 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 1,110,600 nonvested shares outstanding at March 31, 2015 (refer to Note 21 — Stock-Based Compensation), all are anti-dilutive.  The Successor Company’s diluted net loss per share will also reflect the assumed conversion of the equity warrants issued on the Effective Date and MIP Warrants issued by the Successor Company (refer to Note 21 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method.  The Predecessor Company’s diluted net loss per share will also reflect the assumed conversion under the Predecessor Company’s convertible debt if the impact is dilutive under the “if converted” method. The impact of the shares convertible under the Predecessor Company’s convertible notes is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The components of the denominator for the calculation of basic net loss per share and diluted net loss per share are as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	60,430,789	43,568,942

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	60,430,789	43,568,942

Dilutive effect of warrants	—	—

Dilutive effect of convertible notes	—	—

Dilutive effect of restricted stock awards	—	—

Weighted-average common shares outstanding, diluted	60,430,789	43,568,942

The following table sets forth a reconciliation of the net loss attributable to GS&T and the net loss attributable to GS&T for diluted net loss per share under the “if-converted” method:

	Successor	Predecessor
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Net loss attributable to GS&T	$(38,442)	$(39,105)

Interest expense related to convertible notes, if dilutive	—	—

Net loss attributable to GS&T for the computation of diluted net loss per share	$(38,442)	$(39,105)

8 - RELATED PARTY TRANSACTIONS

The following represent related party transactions reflected in these condensed consolidated financial statements:

Until December 31, 2014, the Company made available employees performing internal audit services to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.  For the three months ended March 31, 2014, the Predecessor Company invoiced $35 to GMC, which includes time associated with such internal audit services and other expenditures.  Additionally, during the three months ended March 31, 2015 and 2014, the Successor Company and Predecessor Company incurred travel and other office related expenditures totaling $30 and $28, respectively, reimbursable to GMC or its service provider.  At March 31, 2015 and December 31, 2014, the amount due to GMC from the Company was $30 and $41, respectively.

During the three months ended March 31, 2015 and 2014, the Successor Company and Predecessor Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $8 and $3, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At March 31, 2015 and December 31, 2014, the amount due to Constantine Georgiopoulos was $2 and $9, respectively.

GS&T and Baltic Trading have entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in their fleets.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is

Chairman of the Board of Aegean.  During the three months ended March 31, 2015 and 2014, Aegean supplied lubricating oils to the Successor Company and Predecessor Company’s vessels aggregating $343 and $600, respectively.  At March 31, 2015 and December 31, 2014, $202 and $267 remained outstanding, respectively.

During the three months ended March 31, 2015 and 2014, the Successor Company and Predecessor Company invoiced MEP for technical services provided and expenses paid on MEP’s behalf aggregating $818 and $822, respectively.  Peter C. Georgiopoulos, Chairman of the Board, controls and has a minority interest in MEP.  At March 31, 2015 and December 31, 2014, $532 and $10, respectively, was due to the Company from MEP.  Total service revenue earned by the Successor Company and the Predecessor Company for technical service provided to MEP for the three months ended March 31, 2015 and 2014 was $810 and $810, respectively.

9 - DEBT

Long-term debt consists of the following:

	Successor	Successor
	March 31, 2015	December 31, 2014

$100 Million Term Loan Facility	$65,868	$67,792
$253 Million Term Loan Facility	160,277	165,568
2010 Baltic Trading Credit Facility	—	102,250
Baltic Trading $148 Million Credit Facility	115,000	—
Baltic Trading $22 Million Term Loan Facility	19,750	20,125
Baltic Trading $44 Million Term Loan Facility	40,563	41,250
2014 Baltic Trading Term Loan Facilities	33,150	33,150
Less: Current portion	(44,576)	(34,324)

Long-term debt	$390,032	$395,811

$100 Million Term Loan Facility

On August 12, 2010, the Company entered into the $100 Million Term Loan Facility. As of March 31, 2015, the Company has utilized its maximum borrowing capacity as $100,000. The Company has used the $100 Million Term Loan Facility to fund or refund the Company a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies.  As of March 31, 2015, there was no availability under the $100 Million Term Loan Facility.

Pursuant to the amendments to the $100 Million Term Loan Facility that were entered into on December 21, 2011 and certain agreements we entered into in August 2012 to further amend our credit facilities (the “August 2012 Agreements”), the maximum leverage ratio covenant and the minimum permitted consolidated interest ratio covenant were waived for the periods ending on and including December 31, 2013.

On the Effective Date, the Company entered into the Amended and Restated $100 Million Term Loan Facility and the Amended and Restated $253 Million Term Loan Facility.  The Amended and Restated Credit Facilities included, among other things:

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

•                  A fleetwide minimum liquidity covenant requiring maintenance of cash of $750 per vessel for all vessels owned by the Company (excluding those owned by Baltic Trading).

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

On April 30, 2015, the Company entered into agreements to amend or waive certain provisions under the $100 Million Term Loan Facility and the $253 Million Term Loan Facility (the “April 2015 Amendments”) which implemented the following, among other things:

•                  The existing covenant measuring the Company’s ratio of net debt to EBITDA was replaced with a covenant requiring its ratio of total debt outstanding to value adjusted total assets (total assets adjusted for the difference between book value and market value of fleet vessels) to be less than 70%.

•                  Measurement of the interest coverage ratio under each facility is waived through and including December 31, 2016.

•                  The fleetwide minimum liquidity covenant has been amended to allow up to 50% of the required amount of $750 per vessel in cash to be satisfied with undrawn working capital lines with a remaining availability period of more than six months.

•                  The Company agreed to grant additional security for its obligation under the $253 Million Term Loan Facility consisting of four of the Company’s vessels, the Genco Thunder, the Genco Raptor, the Genco Muse and the Genco Challenger and related collateral.

Consenting lenders under the $100 Million Term Loan Facility and the $253 Million Term Loan Facility received an upfront fee of $165 and $350, respectively, related to the April 2015 Amendments.

As of March 31, 2015, the Company believes it is in compliance with all of the financial covenants under the $100 Million Term Loan Facility, as amended.

Following the procurement of updated valuations in February 2015, the Company was not in compliance with the collateral maintenance test of a ratio of 130%. The collateral measurement was 122.4%, representing an approximate shortfall of $5,150.  Under the terms of the credit facility the Company would need to cover such shortfall within 30 days from the time it is notified by the security agent.  The Company was not notified by the security agent to take any remedial actions, However, on April 24, 2015, the Company added one of its unencumbered Handysize vessels, the Genco Sugar, as additional collateral to cover the shortfall and satisfy the collateral maintenance test.  The next date that valuations under this credit facility will be required is on or around August 17, 2015.

$253 Million Term Loan Facility

On August 20, 2010, the Company entered into the $253 Million Term Loan Facility.  As of March 31, 2015, the Company has utilized its maximum borrowing capacity of $253,000 to fund or refund to the Company a portion of the purchase price of the 13 vessels purchased from Bourbon SA during the third quarter of 2010 and first quarter of 2011.  As of March 31, 2015, there was no availability under the $253 Million Term Loan Facility.

Pursuant to the amendment to the $253 Million Term Loan Facility that was entered into on December 21, 2011 and the August 2012 Agreements, the maximum leverage ratio covenant and the minimum permitted consolidated interest ratio covenant were waived for the periods ending on and including December 31, 2013.

As of March 31, 2015 and December 31, 2014, the Company has deposited $9,750 that has been reflected as Restricted cash.  Restricted cash will be released only if the underlying collateral is sold or disposed of.

Refer to the “$100 Million Term Loan Facility” section above for a description of the Amended and Restated $253 Million Term Loan Facility that was entered into by the Company on the Effective Date as well as a description of the April 2015 Amendments that were entered into by the Company on April 30, 2015. The obligations under the Amended and Restated $253 Million Term Loan Facility are secured by a first priority security interest in the vessels and other collateral securing the $253 Million

Term Loan Facility. The Amended and Restated $253 Million Term Loan Facility requires quarterly repayment installments in accordance with the original terms of the $253 Million Term Loan Facility.

As of March 31, 2015, the Company believes it is in compliance with all of the financial covenants under the $253 Million Term Loan Facility, as amended.

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

2015 Revolving Credit Facility

On April 7, 2015, the Company’s wholly-owned subsidiaries, Genco Commodus Limited, Genco Maximus Limited, Genco Claudius Limited, Genco Hunter Limited and Genco Warrior Limited (collectively, the “Subsidiaries”) entered into a loan agreement by and among the Subsidiaries, as borrowers, ABN AMRO Capital USA LLC, as arranger, facility agent, security agent, and as lender, providing for a $59,500 revolving credit facility, with an uncommitted accordion feature that, if exercised, will upsize the facility up to $150,000 (the “2015 Revolving Credit Facility”).  On April 7, 2015, the Company entered into a guarantee of the obligations of the Subsidiaries under the 2015 Revolving Credit Facility, in favor of ABN AMRO Capital USA LLC.

Borrowings under the 2015 Revolving Credit Facility will be used for general corporate purposes including “working capital” (as defined in the 2015 Revolving Credit Facility) and to finance the purchase of drybulk vessels.  The 2015 Revolving Credit Facility has a maturity date of March 31, 2020.  Borrowings under the 2015 Revolving Credit Facility bear interest at LIBOR plus a margin based on a combination of utilization levels under the 2015 Revolving Credit Facility and a security maintenance cover ranging from 3.40% per annum to 4.25% per annum.  The commitment under the 2015 Revolving Credit Facility is subject to quarterly reductions of $1,641 to $4,137 depending on the total amount committed.  Borrowings under the 2015 Revolving Credit Facility are subject to 20 equal consecutive quarterly installment repayments commencing three months after the date of the loan agreement, or July 7, 2015.  A commitment fee of 1.5% per annum is payable on the undrawn amount of the maximum loan amount.

Borrowings under the 2015 Revolving Credit Facility are to be secured by liens on each of the Subsidiaries’ respective vessels; specifically, the Genco Commodus, Genco Maximus, Genco Claudius, Genco Hunter and Genco Warrior and other related assets.  Should the accordion feature be exercised, the 2015 Revolving Credit Facility will also be secured by up to six additional Capesize vessels and two additional Supramax vessels owned by other subsidiaries of the Company and other related assets.

The 2015 Revolving Credit Facility requires the Subsidiaries to comply with a number of customary covenants including financial covenants related to collateral maintenance, liquidity, leverage, debt service reserve and dividend restrictions.

On April 8, 2015, the Company drew down $25,000 on the 2015 Revolving Credit Facility for working capital purposes and to partially fund the purchase of the Baltic Lion and Baltic Tiger from Baltic Trading.

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

On December 31, 2014, Baltic Trading entered into the Baltic Trading $148 Million Credit Facility, refer to “Baltic Trading $148 Million Credit Facility” section below.  Borrowings under the Baltic Trading $148 Million Credit Facility were used to refinance Baltic Trading’s indebtedness under the 2010 Baltic Trading Credit Facility.  On January 7, 2015, Baltic Trading repaid the $102,250 outstanding under the 2010 Baltic Trading Credit Facility with borrowings from the Baltic Trading $148 Million Credit Facility.

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

On September 4, 2013, Baltic Hare Limited and Baltic Fox Limited made drawdowns of $10,730 and $11,270 for the Baltic Hare and the Baltic Fox, respectively.  As of March 31, 2015, Baltic Trading has utilized its maximum borrowing capacity of $22,000 and there was no further availability.  At March 31, 2015 and December 31, 2014, the total outstanding debt balance was $19,750 and $20,125, respectively.

As of March 31, 2015 the Company believes Baltic Trading is in compliance with all of the financial covenants under the Baltic Trading $22 Million Term Loan Facility.

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

On December 23, 2013, Baltic Tiger Limited and Baltic Lion Limited made drawdowns of $21,400 and $22,600 for the Baltic Tiger and Baltic Lion, respectively.  As of March 31, 2015, Baltic Trading has utilized its maximum borrowing capacity of $44,000 and there was no further availability.  At March 31, 2015 and December 31, 2014, the total outstanding debt balance was $40,563 and $41,250, respectively.

As of March 31, 2015, the Company believes Baltic Trading is in compliance with all of the financial covenants under the Baltic Trading $44 Million Term Loan Facility.

On April 8, 2015, the Company acquired the entities owning the Baltic Lion and Baltic Tiger and succeeded Baltic Trading as the guarantor of the outstanding debt under the Baltic Trading $44 Million Term Loan Facility.  Refer to Note 1 — General Information for further information regarding the sale of these entities to the Company.

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

On October 24, 2014, Baltic Trading drew down $16,800 for the purchase of the Baltic Hornet, which was delivered on October 29, 2014.  Additionally, on December 30, 2014, Baltic Trading drew down $16,350 for the purchase of the Baltic Wasp, which was delivered on January 2, 2015.  As of March 31, 2015, Baltic Trading has utilized its maximum borrowing capacity and there was no further availability.  At March 31, 2015 and December 31, 2014, the total outstanding debt balance was $33,150 and $33,150, respectively.

As of March 31, 2015, the Company believes Baltic Trading is in compliance with all of the financial covenants under the 2014 Baltic Trading Term Loan Facilities.

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

As of March 31, 2015, $33,000 remained available under the Baltic Trading $148 Million Credit Facility which represents the $33,000 term loan facility.

On January 7, 2015, Baltic Trading drew down $104,500 from the revolving credit facility of the Baltic Trading $148 Million Credit Facility.  Using these borrowings, Baltic Trading repaid the $102,250 outstanding under the 2010 Baltic Trading Facility.  Additionally, on February 27, 2015, Baltic Trading drew down $10,500 from the revolving credit facility of the Baltic Trading $148 Million Credit Facility.  Therefore, as of March 31, 2015, there was no remaining availability under the revolving credit facility of the Baltic Trading $148 Million Credit Facility.  At March 31, 2015 and December 31, 2014, the total outstanding debt balance was $115,000 and $0, respectively.

As of March 31, 2015, the Company believes Baltic Trading is in compliance with all of the financial covenants under the Baltic Trading $148 Million Credit Facility.

Change of Control

If the Company’s ownership in Baltic Trading were to decrease to less than 10% of the aggregate number of shares of common stock and Class B Stock of Baltic Trading, the outstanding Baltic Trading Class B Stock held by the Company would automatically convert into common stock, and the voting power held by the Company in Baltic Trading would likewise decrease to less than 30%. This would result in a change of control as defined under the Baltic Trading $148 Million Credit Facility, the Baltic Trading $22 Million Term Loan Facility, the Baltic Trading $44 Million Term Loan Facility and the 2014 Baltic Trading Term Loan Facilities, and would therefore constitute an event of default. Additionally, a change of control constituting an event of default under Baltic Trading’s credit facilities would also occur if any party other than the Company or certain other permitted holders beneficially owns more than 30% of the Company’s outstanding voting or economic equity interests, which may occur if a party were deemed to control Genco. The Prepack Plan did not result, and the Company does not expect the Prepack Plan to result, in a reduction of the Company’s ownership in Baltic Trading.  As of the date of this report, no change of control under either of the foregoing tests has occurred.  In addition, Baltic Trading has the right to terminate the Management Agreement upon the occurrence of certain events, including a Manager Change of Control (as defined in the Management Agreement), without making a termination payment.  Some of these have occurred as a result of the transactions contemplated by the Prepack Plan, including the consummation of any transaction that results in (i) any “person” (as such term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), other than Peter Georgiopoulos or any of his affiliates, becoming the beneficial owner of 25% of the Company’s voting securities or (ii) the Company’s stock ceasing to be traded on the New York Stock Exchange or any other internationally recognized stock exchange.  Therefore, Baltic Trading may have the right to terminate the Management Agreement, although Baltic Trading may be prevented or delayed from doing so because of the effect of applicable bankruptcy law, including the automatic stay provisions of the United States Bankruptcy Code and the provisions of the Prepack Plan and the Confirmation Order.  The Prepack Plan did not result in any changes to the Management Agreement.  However, it is anticipated that the Management Agreement will be terminated following consummation of the transactions contemplated by the Company’s definitive merger agreement with Baltic Trading.

On April 7, 2015, the Company entered into a definitive merger agreement with Baltic Trading, refer to Note 1 — General Information.

Interest rates

The following tables sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees.  For the Predecessor Company for the three months ended March 31, 2014, the effective interest rate also included the rate differential between the pay fixed, receive variable rate on the interest rate swap agreements that were in effect (refer to Note 11 — Interest Rate Swap Agreements), combined, as well as the 1.0% facility fee for the credit agreement entered into on July 20, 2017 with DnB Nor Bank ASA (the “2007 Credit Facility”) which was terminated on the Effective Date.  The following table also includes the range of interest rates on the debt, excluding the impact of swaps and unused commitment fees, if applicable:

	Successor	Predecessor
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Effective Interest Rate	3.69%	4.35%
Range of Interest Rates (excluding impact of swaps and unused commitment fees)	2.73% to 3.76%	3.15% to 4.25%

10 — CONVERTIBLE SENIOR NOTES

The Company issued $125,000 of the 5.0% Convertible Senior Notes on July 27, 2010 (the “2010 Notes”). The Indenture for the 2010 Notes included customary agreements and covenants by the Company, including with respect to events of default. As noted in Note 1 — General Information, the filing of the Chapter 11 Cases by the Company on April 21, 2014 constituted an event of default with respect to the 2010 Notes. On this date, the Company ceased recording interest expense related to the 2010 Notes.  On the Effective Date, when the Company emerged from Chapter 11, the 2010 Notes and the Indenture were fully satisfied and discharged.

The following table provides additional information about the Predecessor Company’s 2010 Notes:

Predecessor
Three Months Ended March 31, 2014
Effective interest rate on liability component	10.0%
Cash interest expense recognized	$1,541
Non-cash interest expense recognized	1,299
Non-cash deferred financing amortization costs included in interest expense	177

11 - INTEREST RATE SWAP AGREEMENTS

As of March 31, 2014, the Company had one interest rate swap agreement outstanding with DNB Bank ASA to manage interest costs and risk associated with variable interest rates related to the Company’s 2007 Credit Facility.  The notional amount of the swap was $106,233.  As of March 31, 2014, the Company was in default under covenants of its 2007 Credit Facility due to the default on the schedule debt amortization payment due on March 31, 2014.  The default under the 2007 Credit Facility required the Company to elect interest periods of only one-month, therefore the Company no longer qualified for hedge accounting under the original designation and hedge accounting was terminated effective March 31, 2014.  Additionally, the filing of the Chapter 11 Cases by the Company on the Petition Date constituted an event of default with respect to the outstanding interest rate swap with DNB Bank ASA.  As a result, DNB Bank ASA terminated all transactions under the remaining swap agreement effective April 30, 2014 and filed a secured claim with the Bankruptcy Court of $5,622.  The claim was paid to DNB Bank ASA by the Successor Company during the period from July 9 to September 30, 2014.

As of March 31, 2015 and December 31, 2014 the Company did not have any interest rate swap agreements.

The differentials to be paid or received for these swap agreements were recognized as an adjustment to interest expense as incurred.  The Company utilized cash flow hedge accounting for these swaps through March 31, 2014, whereby the effective portion of the change in the value of the swaps is reflected as a component of AOCI.  The ineffective portion is recognized as Other expense, which is a component of Other income (expense).  On March 31, 2014, the cash flow hedge accounting on the remaining swap agreement was discontinued.  Once cash flow hedge accounting was discontinued, the changes in the fair value of the interest rate swaps were recorded in the Condensed Consolidated Statement of Operations in Interest expense and the remaining amounts included in AOCI were amortized to Interest expense over the original term of the hedging relationship for the Predecessor Company.

The following tables present the impact of derivative instruments and their location within the Condensed Consolidated Statement of Operations:

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Three-Month Period Ended March 31, 2014

Predecessor Company

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

12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI included in the accompanying condensed consolidated balance sheets consist of net unrealized gain (loss) on cash flow hedges and net unrealized gains (losses) from investments in Jinhui stock and KLC stock for the Predecessor Company.  For the Successor Company, the components of AOCI included in the accompanying condensed consolidated balance sheets consist only of net unrealized gains (losses) from investments in Jinhui stock and KLC stock based on the revised cost basis recorded as part of fresh-start reporting.

Changes in AOCI by Component

For the Three-Month Period Ended March 31, 2015

Successor Company

Net Unrealized Gain (Loss) on Investments
AOCI — January 1, 2015	$(25,317)

OCI before reclassifications	2,359
Amounts reclassified from AOCI	—
Net current-period OCI	2,359

AOCI — March 31, 2015	$(22,958)

Changes in AOCI by Component

For the Three-Month Period Ended March 31, 2014

Predecessor Company

	Net Unrealized Gain (Loss) on Cash Flow Hedges	Net Unrealized Gain on Investments	Total
AOCI — January 1, 2014	$(6,976)	$60,698	$53,722

OCI before reclassifications	2,635	(14,215)	(11,580)
Amounts reclassified from AOCI	(1,407)	—	(1,407)
Net current-period OCI	1,228	(14,215)	(12,987)

AOCI — March 31, 2014	$(5,748)	$46,483	$40,735

Reclassifications Out of AOCI

For the Three-Month Periods Ended March 31, 2015 and 2014

	Amount Reclassified from AOCI
	Successor	Predecessor
Details about AOCI Components	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Net Loss is Presented
Gains and losses on cash flow hedges
Interest rate contracts	$—	$1,407	Interest expense

Total reclassifications for the period	$—	$1,407

13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at March 31, 2015 and December 31, 2014 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	Successor
	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$68,783	$68,783	$83,414	$83,414
Restricted cash	10,050	10,050	29,695	29,695
Floating rate debt	434,608	434,608	430,135	430,135

The fair value of the floating rate debt under the Amended and Restated $100 Million Term Loan Facility and the Amended and Restated $253 Million Term Loan Facility are based on rates obtained upon our emergence from Chapter 11 on the Effective Date.  The 2010 Baltic Trading Credit Facility was refinanced by the Baltic Trading $148 Million Credit Facility, which was entered into December 31, 2014.  On January 7, 2015, Baltic Trading settled the outstanding debt under the 2010 Baltic Trading Credit Facility with proceeds from the Baltic Trading $148 Million Credit Facility, therefore Management believes the floating rate debt outstanding under the Baltic Trading $148 Million Credit Facility and the 2010 Baltic Trading Credit Facility as of March 31, 2015 and December 31, 2014, respectively, approximates its fair value as of those dates. The fair value of the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility is based on rates that Baltic Trading recently obtained upon the effective dates of these facilities on August 30, 2013 and December 3, 2013, respectively.  Lastly, the fair value of the floating rate debt outstanding under the 2014 Baltic Trading Term Loan Facilities is based on rates that Baltic Trading recently obtained upon the effective date of these facilities on October 8, 2014. Refer to Note 9 — Debt for further information.  Additionally, the Company considers its creditworthiness in determining the fair value of floating rate debt under the credit facilities.  The carrying value approximates the fair market value for these floating rate loans.  The carrying amounts of the Company’s other financial instruments at March 31, 2015 and December 31, 2014 (principally Due from charterers and Accounts payable and accrued expenses), approximate fair values because of the relatively short maturity of these instruments.

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

As of March 31, 2015 and December 31, 2014, the fair values of the Company’s financial assets and liabilities are categorized as follows:

	Successor
	March 31, 2015
	Total	Quoted Market Prices in Active Markets (Level 1)
Investments	$28,845	$28,845

	Successor
	December 31, 2014
	Total	Quoted Market Prices in Active Markets (Level 1)
Investments	$26,486	$26,486

The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company also holds an investment in the stock of KLC, which is classified as a long-term investment.  The stock of KLC is publicly traded on the Korea Stock Exchange and is considered a Level 1 item.  Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transaction amongst third parties. The Company did not have any Level 3 financial assets or liabilities as of March 31, 2015 and December 31, 2014.

14 - PREPAID EXPENSES AND OTHER CURRENT AND NONCURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	Successor	Successor
	March 31, 2015	December 31, 2014
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$11,712	$11,018
Prepaid items	5,565	4,638
Insurance receivable	2,774	1,951
Other	5,869	4,816
Total prepaid expenses and other current assets	$25,920	$22,423

Other noncurrent assets in the amount of $514 at March 31, 2015 and December 31, 2014 represent the security deposit related to the operating lease entered into effective April 4, 2011. Refer to Note 20 — Commitments and Contingencies for further information related to the lease agreement.

15 — DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities and other debt offerings and amending existing loan facilities. These costs are amortized over the life of the related debt and are included in interest expense.  Refer to Note 9 — Debt for further information regarding the existing loan facilities.

Total net deferred financing costs consist of the following as of March 31, 2015 and December 31, 2014:

	Successor	Successor
	March 31, 2015	December 31, 2014

$100 Million Term Loan Facility	$1,492	$1,492
$253 Million Term Loan Facility	3,135	3,135
2015 Revolving Credit Facility	26	—
Baltic Trading $148 Million Credit Facility	3,456	3,233
Baltic Trading $22 Million Term Loan Facility	544	529
Baltic Trading $44 Million Term Loan Facility	758	758
2014 Baltic Trading Term Loan Facilities	1,866	1,853
Total deferred financing costs	11,277	11,000
Less: accumulated amortization	1,216	729
Total	$10,061	$10,271

Amortization expense for deferred financing costs for the Successor Company and the Predecessor Company for the three months ended March 31, 2015 and 2014 was $487 and $2,220, respectively.  This amortization expense is recorded as a component of Interest expense in the Condensed Consolidated Statements of Operations.

Baltic Trading entered into the Baltic Trading $148 Million Credit Facility on December 31, 2014, which was used to refinance the outstanding indebtedness under the 2010 Baltic Trading Credit Facility.  As such, on December 31, 2014, the net unamortized deferred financing costs associated with the 2010 Baltic Trading Credit Facility are being amortized over the life of the Baltic Trading $148 Million Credit Facility.  (Refer to Note 9 — Debt)

16 - FIXED ASSETS

Fixed assets consist of the following:

	Successor	Successor
	March 31, 2015	December 31, 2014
Fixed assets, at cost:
Vessel equipment	$349	$229
Furniture and fixtures	462	462
Computer equipment	142	129
Total costs	953	820
Less: accumulated depreciation and amortization	170	119
Total	$783	$701

Depreciation and amortization expense for fixed assets for the Successor Company and the Predecessor Company for the three months ended March 31, 2015 and 2014 was $51 and $219, respectively.  Refer to Note 4 — Cash Flow Information for information regarding the reclassification from fixed assets to vessels assets during the three months ended March 31, 2014.

17 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	Successor	Successor
	March 31, 2015	December 31, 2014
Accounts payable	$8,885	$9,921
Accrued general and administrative expenses	7,849	5,894
Accrued vessel operating expenses	13,083	12,402
Total	$29,817	$28,217

18 — REVENUE FROM TIME CHARTERS

Total voyage revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters, for the three months ended March 31, 2015 and 2014 for the Successor Company and the Predecessor Company was $33,609 and $63,180, respectively.  There was no profit sharing revenue earned during the three months ended March 31, 2015 and 2014.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of April 27, 2015, is expected to be $4,491 for the remainder of 2015, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For drydockings, the Company assumes twenty days of offhire.  Future minimum revenue excludes revenue earned for the vessels currently in pool arrangements and vessels that are currently on or will be on spot market-related time charters, as spot rates cannot be estimated, as well as profit sharing revenue.

19 — REORGANIZATION ITEMS, NET

Reorganization items, net represent amounts incurred and recovered subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

Successor
Three Months Ended March 31, 2015
Professional fees incurred	$278
Trustee fees incurred	242
Total reorganization fees	$520

Gain on settlement of liabilities subject to compromise	$—
Net gain on debt and equity discharge and issuance	—
Fresh-start reporting adjustments	—
Total fresh-start adjustment	$—

Total reorganization items, net	$520

20 — COMMITMENTS AND CONTINGENCIES

In September 2005, the Company entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  On January 6, 2012, the Company ceased the use of this space.  During the three months ended March 31, 2014, the Predecessor Company recorded net rent expense of $0 related to this lease agreement.  Pursuant to the Plan that was approved by the Bankruptcy Court, the Debtors rejected the lease agreement on the Effective Date and the Company believes that it will owe the lessor the remaining liability.

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011. Following the expiration of the free base rental period, the monthly base rental payments are $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor was obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that will commence immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the entire lease from June 1, 2011 to September 30, 2025 was $130 for the Predecessor Company.  On the Effective Date, a revised straight-line rent calculation was completed as part of fresh-start reporting.  The revised monthly straight-line rental expense for the remaining term of the lease from the Effective Date to September 30, 2025 is $150.  The Company had a long-term lease obligation at March 31, 2015 and December 31, 2014 of $593 and $390, respectively.  Rent expense pertaining to this lease recorded by the Successor Company and the Predecessor Company for the three months ended March 31, 2015 and 2014 was $452 and $389, respectively.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $791 for the remainder of 2015, $1,076 annually for 2016 and 2017, $916 for 2018, $2,230 for 2019 and a total of $13,360 for the remaining term of the lease.

21 — STOCK-BASED COMPENSATION

Genco Shipping & Trading — Predecessor Company

Under the Plan that was approved by the Bankruptcy Court, on the Effective Date, the 880,465 unvested shares that were issued under the Genco Shipping & Trading Limited 2005 and 2012 Equity Incentive Plans (the “GS&T Plans”) were deemed vested automatically and equity warrants were issued.

There were no shares that vested under the GS&T Plans during the three months ended March 31, 2014 for the Predecessor Company.

For the three months ended March 31, 2014 the Predecessor Company recognized nonvested stock amortization expense for the GS&T Plans, which is included in General, administrative and management fees, as follows:

Predecessor
Three Months Ended March 31, 2014
General, administrative and management fees	$427

Genco Shipping & Trading — Successor Company

2014 Management Incentive Plan

On the Effective Date, pursuant to the Chapter 11 Plan, the Company adopted the Genco Shipping & Trading Limited 2014 Management Incentive Plan (the “MIP”). An aggregate of 9,668,061 shares of Common Stock were available for award under the

MIP, which were awarded in the form of restricted stock grants and awards of three tiers of MIP Warrants with staggered strike prices based on increasing equity values.  The number of shares of common stock available under the Plan represented approximately 1.8% of the shares of post-emergence Common Stock outstanding as of the Effective Date on a fully-diluted basis. Awards under the MIP were available to eligible employees, non-employee directors and/or officers of the Company and its subsidiaries (collectively, “Eligible Individuals”). Under the MIP, a committee appointed by the Board from time to time (or, in the absence of such a committee, the Board) (in either case, the “Plan Committee”) may grant a variety of stock-based incentive awards, as the Plan Committee deems appropriate, to Eligible Individuals. The MIP Warrants are exercisable on a cashless basis and contain customary anti-dilution protection in the event of any stock split, reverse stock split, stock dividend, reclassification, dividend or other distributions (including, but not limited to, cash dividends), or business combination transaction.

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

For the three months ended March 31, 2015, the Successor Company recognized amortization expense of the fair value of these warrants of $8,199, which is included in the Company’s Condensed Consolidated Statements of Operations as a component of General, administrative and management fees. Amortization of the unamortized stock-based compensation balance of $32,847 as of March 31, 2015 is expected to be expensed $17,742, $11,496, and $3,609 during the remainder of 2015 and during the years ending December 31, 2016 and 2017, respectively.  The following table summarizes all the warrant activity for the three months ended March 31, 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2015 - Successor	8,557,461	$30.31	$6.36
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at March 31, 2015 - Successor	8,557,461	$30.31	$6.36

The following table summarizes certain information about the warrants outstanding as of March 31, 2015:

	Warrants Outstanding, March 31, 2015			Warrants Exercisable, March 31, 2015
Weighted
		Weighted	Average		Weighted
Weighted Average Exercise Price	Number of Warrants	Average Exercise Price	Remaining Contractual Life	Number of Warrants	Average Exercise Price
$30.31	8,557,461	$30.31	5.36	—	—

On August 6, 2014, the Successor Company’s Board of Directors approved the 2014 Equity Incentive Plan for an aggregate of 250,000,000, which included the shares issued for the Successor Company pursuant to the Plan.  The nonvested stock awards granted under the 2014 MIP Plan will vest ratably on each of the three anniversaries of the determined vesting date of August 7, 2014.  The table below summarizes the Successor Company’s nonvested stock awards for the three months ended March 31, 2015 which were issued under the 2014 MIP Plan:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2015 - Successor	1,110,600	$20.00
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2015 - Successor	1,110,600	$20.00

There were no shares that vested under the 2014 MIP Plan during the three months ended March 31, 2015 for the Successor Company.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three months ended March 31, 2015, the Successor Company recognized nonvested stock amortization expense for the 2014 MIP Plan restricted shares, which is included in General, administrative and management fees, as follows:

Successor
Three Months Ended March 31, 2015
General, administrative and management fees	$3,345

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2015, unrecognized compensation cost of $13,403 related to nonvested stock will be recognized over a weighted-average period of 2.36 years.

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

The following table presents a summary of Baltic Trading’s nonvested stock awards for the three months ended March 31, 2015 under the Baltic Trading Plan:

	Number of Baltic Trading Common Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2015	1,941,844	$3.80
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2015	1,941,844	$3.80

The total fair value of shares that vested under the Baltic Trading Plan during the three months ended March 31, 2015 and 2014 was $0 and $774, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three months ended March 31, 2015 and 2014, the Successor Company and the Predecessor Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in General, administrative and management fees, as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
General, administrative and management fees	$816	$963

The Company is amortizing Baltic Trading’s grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2015, unrecognized compensation cost of $4,457 related to nonvested stock will be recognized over a weighted-average period of 3.03 years.

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

In April 2015, six class action complaints were filed in the Supreme Court of the State of New York, County of New York, styled Erol Sarikaya v. Peter C. Georgiopoulos et al., Index No. 651244/2015, filed on April 15, 2015, voluntarily dismissed, and refiled as Joshua Bourne v. Peter C. Georgiopoulos et al., Index No. 651429/2015, filed on April 28, 2015, Justin Wilson v. Baltic Trading Ltd., et al., Index No. 651241/2015, filed on April 15, 2015, Sangeetha Ganesan v. Baltic Trading Limited et al., Index No. 651279/2015, filed on April 17, 2015,  Edward Braunstein v. Peter C. Georgiopoulos et al., Index No. 651368/2015, filed on April 23, 2015, Larry Williams v. Baltic Trading Ltd., et al., Index No. 651371/2015, filed on April 23, 2015, and Larry Goldstein and Bernhard Stomporowski v. John C. Wobensmith et al., Index No. 651407/2015, filed on April 27, 2015. All six complaints purport to be brought by and on behalf of the Baltic Trading’s shareholders. The plaintiff in each action alleges the proposed merger does not fairly compensate Baltic Trading’s shareholders and undervalues Baltic Trading. Each lawsuit names as defendants some or all of the Company, Baltic Trading, the individual members of Baltic Trading’s board, the Company’s and Baltic Trading’s President, and the Company’s merger subsidiary. The claims generally allege (i) breaches of fiduciary duties of good faith, due care, disclosure to shareholders, and loyalty, including for failing to maximize shareholder value, and (ii) aiding and abetting those breaches. Among other relief, the complaints seek an injunction against the merger, declaratory judgments that the individual defendants breached fiduciary duties, rescission of the merger agreement, and unspecified damages.  The Company does not believe that it is probable that the resolution of these matters will have a material financial reporting consequence.

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

23 - SUBSEQUENT EVENTS

On April 7, 2015, the Company entered into a definitive merger agreement with Baltic Trading under which the Company will acquire Baltic Trading in a stock-for-stock transaction.  Refer to Note 1 — General information for further information regarding this agreement.

Additionally, on April 7, 2015, the Company entered into an agreement under which it acquired the Baltic Lion and Baltic Tiger entities from Baltic Trading.  This purchase agreement closed on April 8, 2015.  Refer to Note 1 — General information for further information regarding this agreement.

Lastly, on April 7, 2015, certain of the Company’s wholly-owned subsidiaries entered in the 2015 Revolving Credit Facility to be used for general corporate purposes.  On April 8, 2015, the Company drew down $25,000 on the 2015 Revolving Credit Facility.  Refer to Note 9 — Debt for additional information.

On April 30, 2015, the Company entered into agreements to amend or waive certain provisions of the $100 Million Term Loan Facility and the $253 Million Term Loan Facility.  Refer to Note 9 — Debt for additional information.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines in demand or rates in the drybulk shipping industry; (ii) prolonged weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general, administrative and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) our acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to time charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the fulfillment of the closing conditions under, or the execution of additional documentation for, Baltic Trading’s agreements to acquire vessels; (xvi) obtaining, completion of definitive documentation for, and funding of financing for the vessel acquisitions on acceptable terms; (xvii) the extent to which our operating results continue to be affected by weakness in market conditions and charter rates; (xviii) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xix) the timing and realization of the recoveries of assets and the payments of claims and the amount of expenses required to recognize such recoveries and reconcile such claims; (xx) our ability to obtain sufficient and acceptable post-restructuring financing; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, and subsequent reports on Form 8-K and Form 10-Q.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding vessels of Baltic Trading Limited (“Baltic Trading”), our fleet currently consists of eleven Capesize, eight Panamax, 17 Supramax, six Handymax and 13 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 4,168,000 dwt, and the average age of our fleet is currently approximately 9.8 years, as compared to the average age for the world fleet of approximately 9 years for the drybulk shipping segments in which we compete.  We seek to deploy our vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers, including Cargill International S.A., Pacific Basin Chartering Ltd., Swissmarine Services S.A. and the Clipper Logger Pool, in which Clipper Group acts as the pool manager.  The majority of the vessels in our current fleet are presently engaged under time charter, spot market-related time charter and vessel pool contracts that expire (assuming the option periods in the time charters are not exercised) between May 2015 and March 2016.

In addition, Baltic Trading’s fleet currently consists of two Capesize, two Ultramax, four Supramax and five Handysize drybulk carriers with an aggregate carrying capacity of approximately 863,000 dwt.  After the expected delivery of the two additional Ultramax newbuilding vessels that Baltic Trading has agreed to acquire, Baltic Trading will own a fleet of 15 drybulk vessels, consisting of two Capesize, four Ultramax, four Supramax and five Handysize drybulk carriers with a total carrying capacity of approximately 991,000 dwt.

See pages 37 - 41 for a table of all vessels that have been or are expected to be delivered to us, including Baltic Trading’s vessels.

On April 21, 2014, we filed the Chapter 11 Filing. On July 2, 2014, the Bankruptcy Court entered the Confirmation Order which approved and confirmed the Plan. On the Effective Date of July 9, 2014, we emerged from Chapter 11 through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms. Refer to the Annual Report on Form 10-K for the year ended December 31, 2014, as amended, for a detailed description of the Plan.

Baltic Trading, formerly our wholly-owned subsidiary, completed its initial public offering, or IPO, on March 15, 2010.  As of March 31, 2015, our wholly-owned subsidiary Genco Investments LLC owned 6,356,471 shares of Baltic Trading’s Class B Stock, which represents a 10.85% ownership interest in Baltic Trading at March 31, 2015 and 64.60% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock. Baltic Trading is consolidated as we control a majority of the voting interest in Baltic Trading. Management’s discussion and analysis of our results of operations and financial condition includes the results of Baltic Trading.

On April 7, 2015, we entered into a definitive merger agreement with Baltic Trading under which we agreed to acquire Baltic Trading in a stock-for-stock transaction.  Under the terms of the agreement, Baltic Trading will become our indirect wholly-owned subsidiary, and Baltic Trading shareholders (other than GS&T and its subsidiaries) will receive 0.216 shares of our common stock for each share of Baltic Trading’s common stock they own at closing, with fractional shares to be settled in cash.  Upon consummation of the transaction, our shareholders are expected to own approximately 84.5% of the combined company, and Baltic Trading’s shareholders (other than the GS&T and its subsidiaries) are expected to own approximately 15.5% of the combined company.  Shares of Baltic Trading’s Class B stock (all of which are owned by us) will be canceled in the merger.  We expect to have our stock listed on the New York Stock Exchange upon consummation of the transaction.

Our Board of Directors and Baltic Trading’s Board of Directors established independent special committees to review the transaction and negotiate the terms on behalf of their respective companies.  Both independent special committees unanimously approved the transaction.  The Boards of Directors of both companies approved the merger by unanimous vote of directors present and voting, with Peter C. Georgiopoulos, Chairman of the Board of each company, recused for the vote.  Approval of the merger is subject to a vote of both our shareholders and Baltic Trading’s shareholders.

Additionally, on April 7, 2015, we entered into an agreement under which we acquired all of the shares of two single-purpose entities that were wholly owned by Baltic Trading, each of which owns one Capesize drybulk vessel, for an aggregate purchase price of $68.5 million, subject to reduction for $40.6 million of outstanding first-mortgage debt of such single-purpose entities that is to be guaranteed by the Company and an adjustment for the difference between such single-purpose entities’ current assets and total liabilities as of the closing date.  At March 31, 2015, the Company determined that the sale of the Baltic Lion and Baltic Tiger were more likely than not based on Baltic Trading’s expressed consideration to divest of those vessels to increase its liquidity position and strengthen its balance sheet.  Through the transactions, which closed on April 8, 2015, we acquired the vessels known as the Baltic Lion and the Baltic Tiger. The independent special committees of both companies’ Boards of Directors reviewed and approved this transaction.

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

On April 7, 2015, five of our wholly-owned subsidiaries, Genco Commodus Limited, Genco Maximus Limited, Genco Claudius Limited, Genco Hunter Limited and Genco Warrior Limited (collectively, the “Subsidiaries”) entered into a loan agreement by and among the Subsidiaries, as borrowers, ABN AMRO Capital USA LLC, as arranger, facility agent, security agent, and as lender, providing for a $59.5 million revolving credit facility, with an uncommitted accordion feature that, if exercised, will upsize the facility up to $150.0 million (the “2015 Revolving Credit Facility”).  On April 7, 2015, we entered into a guarantee of the obligations of the Subsidiaries under the 2015 Revolving Credit Facility, in favor of ABN AMRO Capital USA LLC.  Borrowings under the 2015 Revolving Credit Facility are to be secured by liens on each of the Subsidiaries’ respective vessels; specifically, the Genco Commodus, Genco Maximus, Genco Claudius, Genco Hunter and Genco Warrior and other related assets.  Should the accordion feature be exercised, the 2015 Revolving Credit Facility will also be secured by up to six additional Capesize vessels and two additional Supramax vessels owned by other subsidiaries of the Company and other related assets.

Borrowings under the 2015 Revolving Credit Facility have been used for general corporate purposes including “working capital” (as defined in the 2015 Revolving Credit Facility) and to finance the purchase of drybulk vessels.  The 2015 Revolving Credit Facility has a maturity date of March 31, 2020.  Borrowings under the 2015 Revolving Credit Facility bear interest at LIBOR plus a margin based on a combination of utilization levels under the 2015 Revolving Credit Facility and a security maintenance cover ranging from 3.40% per annum to 4.25% per annum.  The commitment under the 2015 Revolving Credit Facility is subject to quarterly reductions of $1,641 to $4,137 depending on the total amount committed.  Borrowings under the 2015 Revolving Credit Facility are subject to 20 equal consecutive quarterly installment repayments commencing three months after the date of the loan agreement, or July 7, 2015.  On April 8, 2015, we drew down $25.0 million on the 2015 Revolving Credit Facility for working capital purposes and to partially fund the purchase of the Baltic Lion and Baltic Tiger from Baltic Trading.

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk carriers from Yangfan Group Co., Ltd. for a purchase of $28.0 million per vessel, or up to $112.0 million in the aggregate. Baltic Trading has agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which Baltic Trading exercised on January 8, 2014. These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The first of these vessels, the Baltic Hornet, was delivered to Baltic Trading on October 29, 2014.  The Baltic Wasp was delivered to Baltic Trading on January 2, 2015. The Baltic Scorpion and the Baltic Mantis are expected to be delivered to Baltic Trading during the second and third quarters of 2015, respectively. Baltic Trading intends to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the Baltic Trading $148 Million Credit Facility as described in Note 9 — Debt in our Condensed Consolidated Financial Statements, to fully finance the acquisition of the remaining two Ultramax newbuilding drybulk vessels.  If Baltic Trading is unable to obtain such debt or equity financing to fund the vessels, it may pursue alternatives, including refinancing its existing indebtedness or disposition of assets.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three months ended March 31, 2015 and 2014 for the Successor Company and the Predecessor Company, respectively, on a consolidated basis, which includes the operations of Baltic Trading.

	For the Three Months Ended March 31,
	Successor	Predecessor	Increase
	2015	2014	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,170.0	1,170.0	—	—
Panamax	720.0	720.0	—	—
Ultramax	178.9	—	178.9	100.0%
Supramax	1,890.0	1,890.0	—	—
Handymax	540.0	540.0	—	—
Handysize	1,620.0	1,620.0	—	—

Total	6,118.9	5,940.0	178.9	3.0%

Available days (2)
Capesize	1,146.0	1,170.0	(24.0)	(2.1)%
Panamax	708.1	679.4	28.7	4.2%
Ultramax	174.5	—	174.5	100.0%
Supramax	1,762.4	1,796.8	(34.4)	(1.9)%
Handymax	506.4	499.3	7.1	1.4%
Handysize	1,574.7	1,548.2	26.5	1.7%

Total	5,872.1	5,693.7	178.4	3.1%

Operating days (3)
Capesize	1,143.4	1,169.5	(26.1)	(2.2)%
Panamax	707.9	678.4	29.5	4.3%
Ultramax	174.5	—	174.5	100.0%
Supramax	1,745.4	1,786.1	(40.7)	(2.3)%
Handymax	470.7	492.7	(22.0)	(4.5)%
Handysize	1,571.5	1,533.0	38.5	2.5%

Total	5,813.4	5,659.7	153.7	2.7%

Fleet utilization (4)
Capesize	99.8%	100.0%	(0.2)%	(0.2)%
Panamax	100.0%	99.9%	0.1%	0.1%
Ultramax	100.0%	—	100.0%	100.0%
Supramax	99.0%	99.4%	(0.4)%	(0.4)%
Handymax	92.9%	98.7%	(5.8)%	(5.8)%
Handysize	99.8%	99.0%	0.8%	0.8%

Fleet average	99.0%	99.4%	(0.4)%	(0.4)%

	For the Three Months Ended March 31,
	Successor	Predecessor	Increase
	2015	2014	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$4,121	$15,767	$(11,646)	(73.9)%
Panamax	4,179	9,719	(5,540)	(57.0)%
Ultramax	6,369	—	6,369	100.0%
Supramax	4,678	9,541	(4,863)	(51.0)%
Handymax	4,946	9,806	(4,860)	(49.6)%
Handysize	6,151	9,452	(3,301)	(34.9)%

Fleet average	4,977	10,753	(5,776)	(53.7)%

Daily vessel operating expenses (6)
Capesize	$5,143	$5,456	$(313)	(5.7)%
Panamax	4,520	5,410	(890)	(16.5)%
Ultramax	4,461	—	4,461	100.0%
Supramax	4,853	5,364	(511)	(9.5)%
Handymax	4,314	4,887	(573)	(11.7)%
Handysize	4,382	5,041	(659)	(13.1)%

Fleet average	4,686	5,256	(570)	(10.8)%

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

	For the Three Months Ended March 31,
	Successor	Predecessor
	2015	2014

Voyage revenues (in thousands)	$33,609	$63,180
Voyage expenses (in thousands)	4,380	1,956
	$29,229	$61,224
Total available days	5,872.1	5,693.7
Total TCE rate	$4,977	$10,753

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

Operating Data

The following tables represent the operating data for the three months ended March 31, 2015 and 2014 on a consolidated basis for the Successor Company and Predecessor Company, respectively, which includes the operations of Baltic Trading. We did not compare the share and per share amounts, since the change in our capital structure as a result of the bankruptcy renders these not comparable between the Successor Company and the Predecessor Company.

	For the Three Months Ended March 31,
	Successor	Predecessor
	2015	2014	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$33,609	$63,180	$(29,571)	(46.8)%
Service revenues	810	810	—	—

Total revenues	34,419	63,990	(29,571)	(46.2)%

Operating Expenses:
Voyage expenses	4,380	1,956	2,424	123.9%
Vessel operating expenses	28,672	31,223	(2,551)	(8.2)%
General, administrative and management fees	20,324	15,376	4,948	32.2%
Depreciation and amortization	19,410	36,201	(16,791)	(46.4)%
Impairment of vessel assets	35,396	—	35,396	100.0%

Total operating expenses	108,182	84,756	23,426	27.6%

Operating loss	(73,763)	(20,766)	(52,997)	255.2%
Other expense	(4,289)	(21,060)	16,771	(79.6)%

Loss before reorganization items, net	(78,052)	(41,826)	(36,226)	86.6%
Reorganization items, net	(520)	—	(520)	100.0%

Loss before income taxes	(78,572)	(41,826)	(36,746)	87.9%
Income tax expense	(543)	(412)	(131)	31.8%

Net loss	(79,115)	(42,238)	(36,877)	87.3%
Less: Net loss attributable to noncontrolling interest	(40,673)	(3,133)	(37,540)	1,198.2%
Net loss attributable to Genco Shipping & Trading Limited	$(38,442)	$(39,105)	$663	(1.7)%

Net loss per share - basic	$(0.64)	$(0.90)	N/A	N/A
Net loss per share - diluted	$(0.64)	$(0.90)	N/A	N/A
Dividends declared and paid per share	$—	$—	$—	—
Weighted average common shares outstanding - basic	60,430,789	43,568,942	N/A	N/A
Weighted average common shares outstanding - diluted	60,430,789	43,568,942	N/A	N/A

EBITDA (1)	$(14,189)	$18,511	$(32,700)	(176.7)%

(1)         EBITDA represents net (loss) income attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our consolidated statements of cash flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The foregoing definition of EBITDA differs from the definition of Consolidated EBITDA used in the financial covenants of our 2007 Credit Facility (prior to its termination on the Effective Date), our $253 Million Term Loan Credit Facility, and our $100 Million Term Loan Credit Facility.  Specifically, Consolidated EBITDA substitutes gross interest expense (which includes amortization of deferred financing costs) for net interest expense used in our definition of EBITDA, includes adjustments for restricted stock amortization and non-cash charges for deferred financing costs related to the refinancing of other credit facilities or any non-cash losses from our investment in Jinhui and KLC, and excludes extraordinary gains or losses and gains or losses from derivative instruments used for hedging purposes or sales of assets other than inventory sold in the ordinary course of business.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading Limited for each of the periods presented above:

	For the Three Months Ended March 31,
	Successor	Predecessor
	2015	2014

Net loss attributable to Genco Shipping & Trading Limited	$(38,442)	$(39,105)
Net interest expense	4,300	21,003
Income tax expense	543	412
Depreciation and amortization	19,410	36,201

EBITDA (1)	$(14,189)	$18,511

Results of Operations

The following tables set forth information about the vessels in our fleet, including Baltic Trading’s vessels, as of May 8, 2015:

Genco Shipping & Trading Limited

Vessel	Year Built	Charterer	Charter Expiration (1)	Cash Daily Rate (2)

Capesize Vessels
Genco Augustus	2007	Swissmarine Asia Pte. Ltd.	March 2016	102% of BCI(3)
Genco Tiberius	2007	Cargill International S.A.	November 2015	102% of BCI
Genco London	2007	Cargill International S.A.	November 2015	102.5% of BCI
Genco Titus	2007	Swissmarine Services S.A.	June 2015	104.5% of BCI
Genco Constantine	2008	Cargill International S.A.	December 2015	102% of BCI
Genco Hadrian	2008	Swissmarine Services S.A.	October 2015	98.5% of BCI
Genco Commodus	2009	Swissmarine Asia Pte. Ltd.	March 2016	98.5% of BCI(4)
Genco Maximus	2009	Swissmarine Services S.A.	February 2016	98.5% of BCI
Genco Claudius	2010	Swissmarine Services S.A.	September 2015	99% of BCI
Genco Tiger	2011	Swissmarine Services S.A.	October 2015	103% of BCI(5)
Baltic Lion	2012	Swissmarine Services S.A.	November 2015	103% of BCI(6)

Panamax Vessels
Genco Beauty	1999	Navig8 Inc.	June 2015	94.5% of BPI
Genco Knight	1999	Swissmarine Services S.A.	June 2015	99% of BPI
Genco Leader	1999	Navig8 Pan8 Pool Inc.	August 2015	Spot Pool(7)
Genco Vigour	1999	Swissmarine Services S.A.	July 2015	98% of BPI
Genco Acheron	1999	Swissmarine Services S.A.	July 2015	98% of BPI
Genco Surprise	1998	Swissmarine Services S.A.	June 2015	100% of BPI
Genco Raptor	2007	Global Maritime Investments Ltd.	June 2015	100% of BPI
Genco Thunder	2007	Swissmarine Services S.A.	August 2015	100% of BPI(8)

Supramax Vessels
Genco Predator	2005	Oldendorff GMBH & Co.	May 2015	$6,500(9)
Genco Warrior	2005	Trammo Bulk Carriers	June 2015	$7,250(10)
Genco Hunter	2007	Pioneer Navigation Ltd.	December 2015	106.5% of BSI
Genco Cavalier	2007	Oldendorff GMBH & Co.	May 2015	$5,500(11)
Genco Lorraine	2009	Pioneer Navigation Ltd.	June 2015	$7,750(12)
Genco Loire	2009	China Pacific Maritime Inc.	June 2015	$6,000(13)

Genco Aquitaine	2009	Bulkhandling Handymax A/S	August 2015	Spot Pool(14)
Genco Ardennes	2009	Bulkhandling Handymax A/S	August 2015	Spot Pool(14)
Genco Auvergne	2009	Pioneer Navigation Ltd.	December 2015	100% of BSI
Genco Bourgogne	2010	Clipper Sapphire Pool	November 2015	Spot Pool(15)
Genco Brittany	2010	Clipper Sapphire Pool	November 2015	Spot Pool(15)
Genco Languedoc	2010	Chun An Chartering Co. Ltd.	May 2015	$7,000(16)
Genco Normandy	2007	Bulk Marine Ltd.	May 2015	$6,200(17)
Genco Picardy	2005	Oldendorff GMBH & Co.	May 2015	$5,500(18)
Genco Provence	2004	Pioneer Navigation Ltd.	July 2015	100% of BSI
Genco Pyrenees	2010	Clipper Sapphire Pool	November 2015	Spot Pool(15)
Genco Rhone	2011	Pioneer Navigation Ltd.	November 2015	100% of BSI

Handymax Vessels
Genco Success	1997	Caltrek Freight and Trading Ltd.	May 2015	91.5% of BSI
Genco Carrier	1998	Polaris Shipping Co. Ltd.	April 2015	$3,000(19)
Genco Prosperity	1997	Centurion Bulk Pte. Ltd. Singapore	June 2015	89% of BSI(20)
Genco Wisdom	1997	ED & F MAN Shipping Ltd.	May 2015/Feb. 2016	90%/89% of BSI(21)
Genco Marine	1996	TST NV, Nevis	February 2016	87% of BSI(22)
Genco Muse	2001	Western Bulk Pte. Ltd.	May 2015	$4,500(23)

Handysize Vessels
Genco Sugar	1998	Clipper Logger Pool	November 2015	Spot Pool(24)
Genco Pioneer	1999	Clipper Logger Pool	November 2015	Spot Pool(24)
Genco Progress	1999	Clipper Logger Pool	November 2015	Spot Pool(24)
Genco Explorer	1999	Clipper Logger Pool	November 2015	Spot Pool(24)
Genco Reliance	1999	Clipper Logger Pool	November 2015	Spot Pool(24)
Genco Charger	2005	Pacific Basin Chartering Ltd.	June 2015	98% of BHSI(25)
Genco Challenger	2003	Pacific Basin Chartering Ltd.	June 2015	98% of BHSI
Genco Champion	2006	Pacific Basin Chartering Ltd.	August 2015	100% of BHSI
Genco Ocean	2010	Pioneer Navigation Ltd.	June 2015	107% of BHSI
Genco Bay	2010	Pacific Basin Chartering Ltd.	May 2015	107% of BHSI
Genco Avra	2011	Pioneer Navigation Ltd.	September 2015	107% BHSI
Genco Mare	2011	Cargill International S.A./Pioneer Navigation Ltd.	May 2015/April 2016	115%/103.5% of BHSI(26)
Genco Spirit	2011	Clipper Bulk Shipping Ltd.	September 2015	$8,000

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

(3) We have reached an agreement with Swissmarine Asia Pte. Ltd. on a spot market-related time charter for 10.5 to 13.5 months based on 102% of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. We maintain the option to convert to a fixed rate based on Capesize FFA values at 102%.  The vessel delivered to charterers on April 29, 2015.

(4) We have agreed to an extension with Swissmarine Asia Pte. Ltd. on a spot market-related time charter for 10.5 to 13.5 months based on 98.5% of the BCI, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. We maintain the option to convert to a fixed rate based on Capesize FFA values at 98.5%.  The extension began on April 20, 2015.

(5) This vessel was renamed Genco Tiger on April 30, 2015.

(6) This vessel is to be renamed Genco Lion.

(7) We have reached an agreement to enter this vessel into the Navig8 Pan8 Pool, a vessel pool trading in the spot market of which Navig8 Inc. acts as the pool manager.  We can withdraw the vessel with three months notice.

(8) We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter for 3 to 5.5 months based on 100% of the Baltic Panamax Index (BPI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  We maintain the option to convert to a fixed rate based on Panamax FFA values at 100%.  The extension is expected to begin on or about May 11, 2015.

(9) We have reached an agreement with Oldendorff GMBH & Co. on a time charter for 25 days at a rate of $6,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 26, 2015 after repositioning. The vessel redelivered to us on April 21, 2015.

(10) We have reached an agreement with Trammo Bulk Carriers on a time charter for 3 to 7.5 months at a rate of $7,250 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on February 15, 2015 after repositioning.  The vessel redelivered to us on February 13, 2015.

(11) We have reached an agreement with Oldendorff GMBH & Co. on a time charter for 25 days at a rate of $5,500 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 26, 2015 after repositioning. The vessel redelivered to us on April 20, 2015.

(12) We have agreed to an extension with Pioneer Navigation Ltd. on a time charter for 3.5 to 7.5 months at a rate of $7,750 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The extension began on March 8, 2015.

(13) We have reached an agreement with China Pacific Maritime Inc. on a time charter for approximately 65 days at a rate of $6,000 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The vessel delivered to charterers on March 22, 2015.

(14) We have reached an agreement to enter these vessels into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. We can withdraw a vessel with three months’ notice.

(15) We have reached an agreement to enter these vessels into the Clipper Sapphire Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager.  We can withdraw a vessel with a minimum notice of six months.

(16) The vessel redelivered to us on May 1, 2015 and is currently in drydocking for scheduled maintenance.

(17) We have reached an agreement with Bulk Marine Ltd. on a time charter for approximately 25 days at a rate of $6,200 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 21, 2015 after repositioning. The vessel redelivered to us on April 16, 2015.

(18) The vessel redelivered to Genco on May 7, 2015 and is currently awaiting next employment.

(19) The vessel redelivered to us on April 22, 2015 and is currently in drydocking for scheduled maintenance.

(20) We have reached an agreement with Centurion Bulk Pte. Ltd. Singapore on a time charter for 3 to 6.5 months based on 89% of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  We maintain the option to convert to a fixed rate based on Supramax FFA values at 89%.  The vessel delivered to charterers on February 15, 2015.

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

(22) We have reached an agreement with TST, NV Nevis on a spot market-related time charter based on 87% of the BSI, as reflected in daily reports. The minimum and maximum expiration dates of the time charter are February 8, 2016 and April 8, 2016, respectively. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. The vessel is expected to deliver to charterers on or about May 9, 2015 after repositioning.  The vessel redelivered to us on May 4, 2015.

(23) We have reached an agreement with Western Bulk Pte. Ltd. on a time charter for approximately 18 days at a rate of $4,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 24, 2015 after repositioning. The vessel redelivered to us on April 18, 2015.

(24) We have reached an agreement to enter these vessels into the Clipper Logger Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager.  Genco can withdraw the vessels with a minimum notice of six months.

(25) We have agreed to an extension with Pacific Basin Chartering Ltd. on a spot market-related time charter for 3 to 6.5 months based on 98% of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports except for the initial 35 days in which hire is based on 95% of the Baltic Handysize HS5 route. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  We maintain the option to convert to a fixed rate based on Handysize FFA values at 98%.  The extension began on March 27, 2015 after the vessel completed drydocking for scheduled maintenance.

(26) We have reached an agreement with Pioneer Navigation Ltd. on a spot market-related time charter for 10.5 to 13.5 months based on 103.5% of the BHSI, as reflected in daily reports except for the initial 35 days in which hire is based on 103.5% of the Baltic Handysize HS5 route. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  Genco maintains the option to convert to a fixed rate based on Handysize FFA values at 103.5%.  The vessel is expected to deliver to charterers on or about May 20, 2015 after the conclusion of the current time charter with Cargill International S.A.

Baltic Trading Limited

Vessel	Year Built	Charterer	Charter Expiration(1)	Cash Daily Rate	Expected Delivery(2)

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	April 2016	102.5% of BCI (3)
Baltic Wolf	2010	Swissmarine Services S.A.	November 2015	101.5% of BCI (4)

Ultramax Vessels
Baltic Hornet	2014	Swissmarine Asia Pte. Ltd.	November 2015	115.5% of BSI (5)
Baltic Wasp	2015	Pioneer Navigation Ltd.	December 2015	115% of BSI (6)
Baltic Scorpion	2015	TBD	TBD	TBD	Q2 2015
Baltic Mantis	2015	TBD	TBD	TBD	Q3 2015

Supramax Vessels
Baltic Leopard	2009	Western Bulk Pte. Ltd.	August 2015	$7,000 (7)
Baltic Panther	2009	Bulkhandling Handymax A/S	August 2015	Spot Pool (8)
Baltic Jaguar	2009	Harmony Innovation Shipping Ltd.	June 2015	$6,500 (9)
Baltic Cougar	2009	Bulkhandling Handymax A/S	August 2015	Spot Pool (8)

Handysize Vessels
Baltic Wind	2009	Trammo Bulk Carriers	January 2016	107% of BHSI (10)
Baltic Cove	2010	Trammo Bulk Carriers	May 2015	106% of BHSI (11)
Baltic Breeze	2010	Clipper Bulk Shipping Ltd.	July 2015	103.5% of BHSI (12)
Baltic Fox	2010	Clipper Logger Pool	November 2015	Spot Pool (13)
Baltic Hare	2009	Clipper Logger Pool	November 2015	Spot Pool (13)

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

(3)        We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter for 11 to 13.5 months based on 102.5% of the average of the daily rates of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid in arrears net of a 5.75% brokerage commission, which includes the 1.25% commission payable to GS&T.  The extension began on May 1, 2015 after the vessel exited drydocking for scheduled maintenance.

(4)         We have reached an agreement with Swissmarine Services S.A. on a spot market-related time charter for 11.5 to 14.5 months based on 101.5% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% brokerage commission, which includes the 1.25% commission payable to GS&T.  The vessel delivered to charterers on December 9, 2014.

(5)         We have reached an agreement with Swissmarine Asia Pte. Ltd. on a spot market-related time charter for 12 to 15 months based on 115.5% of the average of the daily rates of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T. The vessel delivered to charterers on November 1, 2014.

(6)         We have reached an agreement with Pioneer Navigation Ltd. on a spot market-related time charter for 11.5 to 14.5 months based on 115% of the average of the daily rates of the BSI, as reflected in daily reports. Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.  The vessel delivered to charterers on January 6, 2015.

(7)         We have reached an agreement with Western Bulk Pte. Ltd. on a time charter for 3.5 to 7.5 months at  a rate of $7,000 per day except for the initial 40 days of the time charter in which the hire rate is $5,000 per day. Hire is paid every 15 days in advance less a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T. The vessel is expected to deliver to charterers on or about May 9, 2015 after repositioning. The vessel redelivered to Baltic Trading on May 4, 2015.

(8)         We have reached an agreement to enter these vessels into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. Baltic Trading can withdraw a vessel with three months’ notice.

(9)         We have reached an agreement with Harmony Innovation Shipping Ltd. on a time charter for approximately 25 days at a rate of $6,500 per day. Hire is paid every 15 days in advance less a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T. The vessel is expected to deliver to charterers on or about May 9, 2015 after repositioning. The vessel redelivered to Baltic Trading on May 4, 2015.

(10)  We have reached an agreement with Trammo Bulk Carriers on a spot-market related time charter for 15.5 to 19.5 months based on 107% of the average of the daily rates of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.  The vessel delivered to charterers on October 3, 2014.

(11)  We have reached an agreement with Trammo Bulk Carriers on a spot market-related time charter for a minimum of 10.5 months based on 106% of the average of the daily rates of the BHSI, as reflected in daily reports. Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.

(12)  We have reached an agreement with Clipper Bulk Shipping Ltd. on a spot-market related time charter based on 103.5% of the average of the daily rates of the BHSI, as reflected in daily reports. Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to GS&T.  The minimum and maximum expiration dates of the time charter are July 17, 2015 and October 1, 2015, respectively. The vessel delivered to charterers on November 7, 2014.

(13)  We have reached an agreement to enter these vessels into the Clipper Logger Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager.  Baltic Trading can withdraw the vessels with a minimum notice of six months.

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

VOYAGE REVENUES-

For the three months ended March 31, 2015, voyage revenues decreased 46.8% to $33.6 million as compared to $63.2 million for the three months ended March 31, 2014.  The decrease in voyage revenues was primarily due to lower rates achieved by our vessels.  Included in the decrease in voyage revenues was a decrease in revenues earned by Baltic Trading’s vessels of $6.2 million due to lower rates achieved by its vessels partially offset by the increase in the size of its fleet during the first quarter of 2015 as compared to the first quarter of 2014.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 53.7% to $4,977 a day for the three months ended March 31, 2015 from $10,753 a day for the three months ended March 31, 2014.  The decrease in TCE rates resulted from lower charter rates achieved during the first quarter of 2015 as compared to the same period last year.  During the first quarter of 2015, excess vessel supply continued to weigh on the drybulk market. Several other factors also contributed towards a weakened rate environment across all vessel classes. Destocking of iron ore inventories at Chinese ports and coal inventories at Chinese power plants, along with seasonally reduced iron ore exports out of Brazil, adversely affected the earnings of Capesize vessels.  Furthermore, the sustained Indonesian mineral ore export ban, a decline in steel output, and reduced coal demand all contributed to negatively impact freight rates. Weakened earnings along with strong scrap prices did, however, result in a record pace of demolitions, noticeably reducing net fleet growth for the first quarter of 2015.

For the three months ended March 31, 2015 and 2014, we had 6,118.9 and 5,940.0 ownership days, respectively.  The increase in ownership days is a result of the delivery of the Baltic Hornet and Baltic Wasp during the fourth quarter of 2014 and the first quarter of 2015.  Fleet utilization decreased to 99.0% from 99.4% during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to additional offhire periods during the three months ended March 31, 2015 for some of our Handymax vessels.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day.  During the three months ended March 31, 2015 and 2014, total service revenue was $0.8 million during both periods.

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

Voyage expenses increased by $2.4 million from $2.0 million during the three months ended March 31, 2014 as compared to $4.4 million during the three months ended March 31, 2015.  The increase was primarily due to an increase in net bunker losses recorded during the first quarter of 2015 based on the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a result of the decrease in bunker prices.  Additionally, there was an increase in voyage expenses as our bunker inventory was written down to its market value as of March 31, 2015.  These increases were partially offset by a decrease in third-party broker commissions as a result of the decrease in voyage revenue earned during the first quarter of 2015 as compared to the first quarter of 2014.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $2.6 million from $31.2 million during the first quarter of 2014 to $28.7 million during the first quarter of 2015.  This decrease was primarily due to lower maintenance related expenses, including expenses incurred during drydocking, as well as a decrease in the purchase of stores.  These decreases were partially offset by an increase in the size of Baltic Trading’s fleet due to the delivery of the Baltic Hornet and Baltic Wasp during the fourth quarter of 2014 and first quarter of 2015, respectively.

Daily vessel operating expenses decreased to $4,686 per vessel per day for the three months ended March 31, 2015 from $5,256 per day for the three months ended March 31, 2014.  The decrease in daily vessel operating expenses was due to lower maintenance related expenses, including expenses incurred during drydocking.  Additionally, there were decrease in insurance costs and the purchase of stores and spareparts.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended March 31, 2015 were $634 below the weighted-average budgeted rate of $5,320 per vessel per day.

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

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the three months ended March 31, 2015 and 2014, general, administrative and management fees were $20.3 million and $15.4 million, respectively.  The increase was primarily due higher non-cash compensation and legal expenses during the first quarter of 2015 partially offset by a decrease in expenses related to our Chapter 11 Cases incurred.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees increased marginally due to the delivery of two Baltic Trading vessels during the fourth quarter of 2014 and the first quarter of 2015.

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

Depreciation and amortization expense decreased by $16.8 million to $19.4 million during the three months ended March 31, 2015 as compared to $36.2 million during the three months ended March 31, 2014.  This decrease was due to a revaluation of the vessel assets as well as the change in the scrap value as mentioned above.  These decreases were partially offset by the operation of a larger fleet during the first quarter of 2015 as compared to the first quarter of 2014 due to the delivery of the Baltic Hornet during the fourth quarter of 2014 and the Baltic Wasp during the first quarter of 2015.

IMPAIRMENT OF VESSEL ASSETS -

During the three months ended March 31, 2015, we recorded $35.4 million of Impairment of vessel assets.   The Company determined that the sale of two of Baltic Trading’s vessels, the Baltic Lion and Baltic Tiger, was more likely than not based on Baltic Trading’s expressed consideration to divest of those vessels.  Therefore, the time utilized to determine the recoverability of the carrying value of the vessel assets was significantly reduced, and after determining that the sum of the estimated undiscounted future cash flows attributable to the Baltic Lion and Baltic Tiger would not exceed the carrying value of the respective vessels, the Company reduced the carrying value of each vessel to its fair market value.    For this reason, the Company recorded an impairment charge for these vessels.  Refer to Note 1 — General information in our condensed consolidated financial statements for further information. There was no Impairment of vessel assets during the three months ended March 31, 2014.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

Net interest expense decreased by $16.7 million from $21.0 million during the three months ended March 31, 2014 to $4.3 million during the three months ended March 31, 2015.  Net interest expenses during the three months ended March 31, 2015 consisted of interest expense under our $100 Million Term Loan Facility, $253 Million Term Loan Facility, the Baltic Trading $22 Million Term Loan Facility, the Baltic Trading $44 Million Term Loan Facility and the 2014 Baltic Trading Term Loan Facilities.  Additionally, during the three months ended March 31, 2015, we recorded interest expense for the 2010 Baltic Trading Credit Facility until January 7, 2015 when Baltic Trading refinanced the outstanding indebtedness under this facility with the Baltic Trading $148 Million Credit Facility for which we recorded interest expense for the remainder of the first quarter of 2015.  Net interest expense during the three months ended March 31, 2014 consisted of interest expense under the 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility, the 2010 Baltic Trading Credit Facility, the Baltic Trading $22 Million Term Loan Facility, the Baltic Trading $44 Million Term Loan Facility, as well as interest expense related to our 5.0% Convertible Senior Notes (the “2010 Notes”).  The 2007 Credit Facility and 2010 Notes were terminated upon our emergence from bankruptcy on the Effective Date.  Additionally, interest income, unused commitment fees associated with the aforementioned credit facilities as well as the amortization of deferred financing costs related to the aforementioned credit facilities are included in net interest expense during the three months ended March 31, 2015 and 2014.

The decrease in net interest expense for the first quarter of 2015 as compared to the first quarter of 2014 was primarily due to a decrease in interest expense and amortization of deferred financing fees associated with the 2007 Credit Facility, which was terminated pursuant to the Plan on the Effective Date, and the interest rate swap agreements as three interest rate swap agreements expired during the first quarter of 2014. Additionally, there was a decrease in interest expense related to the 2010 Notes as we ceased accreting the liability related to the 2010 Notes and accruing for the related coupon payment on the Petition Date of April 21, 2014.  Refer to Note 9 — Debt, Note 10 — Convertible Senior Notes and Note 11 — Interest Rate Swap Agreements in our Condensed Consolidated Financial Statements.  These decreases were partially offset by an increase in interest expense related to the Baltic Trading 2014 Term Loan Facilities, which were entered into by Baltic Trading on October 8, 2014.

REORGANIZATION ITEMS, NET

For the three months ended March 31, 2015, reorganization items, net were $0.5 million. These reorganization items include trustee fees and professional fees incurred after the Petition Date in relation to the Chapter 11 Cases.   Refer to Note 19 — Reorganization items, net in our Condensed Consolidated Financial Statements for further detail. There were no reorganization items during the three months ended March 31, 2014 as the Petition Date was April 21, 2014.

INCOME TAX EXPENSE-

For the three months ended March 31, 2015, income tax expense was $0.5 million as compared to $0.4 million during the three months ended March 31, 2014.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our Condensed Consolidated Financial Statements for further information.  The increase in income tax expense during the three months ended March 31, 2015 as compared to the same period during the prior year is primarily due to additional income earned by Genco (USA) during the three months ended March 31, 2015.  This was primarily due to the 1% purchase fee earned by Genco (USA) from Baltic Trading pursuant to the Management Agreement related to the delivery of the Baltic Wasp during the first quarter of 2015.  The purchase fees eliminate upon consolidation; however, the fees are included in the net income earned by Genco (USA) and are taxable.  This increase was partially offset by a decrease in commercial service revenue due to Genco (USA) from Baltic Trading pursuant to the Management Agreement as a result of lower charter rates achieved by Baltic Trading’s fleet.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the three months ended March 31, 2015 and 2014, net loss attributable to noncontrolling interest was $40.7 million and $3.1 million, respectively.  These amounts represent the net loss attributable to the noncontrolling interest of Baltic Trading.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are currently operating cash flows and long-term bank borrowings.  We have also historically used issuances of equity and long-term debt securities as sources of financing and may do so in the future.  Our principal use of funds is capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, and fund working capital requirements and repayments on outstanding loan facilities.

Our current liquidity needs arise primarily from drydocking for our vessels, and working capital requirements as may be needed to support our business and payments required under our indebtedness.  Our primary sources of liquidity are cash flow from operations and cash on hand, including the proceeds of the $100 million rights offering that was consummated in connection with the Chapter 11 Cases. Subject to the resolution of the below issues related to our credit facilities, we believe that internally generated cash flow and cash on hand will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months.  We expect that our liquidity needs will continue to arise primarily from capital expenditures for our vessels, working capital requirements as may be needed to support our business and payments required under our indebtedness. Our current and future liquidity will greatly depend upon our operating results. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, the economic or business environment in which we operate, weakness in shipping industry conditions, the financial condition of our customers, vendors and service providers, our ability to comply with the financial and other covenants of our post-restructuring indebtedness, and other factors. Additionally, the Chapter 11 Cases, including the fact that we have been subject to bankruptcy proceedings, and related matters could negatively impact our financial condition.

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

Given the negative impact of the current weak drybulk rate environment on our earnings, we face potential liquidity and covenant compliance issues. Our credit facilities require us to maintain a minimum cash balance of $41.3 million certain portions of which can be satisfied by undrawn working capital lines. In light of our requirements to fund our ongoing operations and make payments under our credit facilities, our current cash reserves, and current drybulk shipping rates, we believe that without taking measures that are available to us, we may not remain in compliance with our minimum cash covenants under our credit facilities during 2015. To address our compliance, Genco may seek waivers or modifications to our credit agreements, seek to refinance our indebtedness or raise additional capital through debt or equity offerings, sell assets (including vessels), reduce or delay capital expenditures, or pursue other options available to us.

In addition, under the collateral maintenance covenants of our 2015 Revolving Credit Facility, $253 Million Term Loan Facility, our $100 Million Term Loan Facility, the Baltic Trading $148 Million Credit Facility, the Baltic Trading $22 Million Term Loan Facility, the Baltic Trading $44 Million Term Loan Facility and the 2014 Baltic Trading Term Loan Facilities, the aggregate valuations of our vessels pledged under each facility must at least be a certain percentage of loans outstanding , which percentages currently are 140%, 135%, 130%, 140%, 130%, 125% and 135%, respectively.  If this test is not met, we may be required to take certain actions to remedy the shortfall.  See “Critical Accounting Policies — Vessels and Depreciation” below for further details of our vessel valuations.

Following the procurement of vessel valuations in February 2015, we did not meet the 130% collateral maintenance test under the $100 Million Term Loan Facility. The actual percentage measured by us was 122.4%, representing an approximate shortfall of approximately $5.2 million.  Under the terms of the credit facility, we must remedy such shortfall within 30 days from the time it is notified by the security agent.  We were not notified by the security agent to take any actions to remedy this shortfall.  On April 24, 2015, we added one of our unencumbered Handysize vessels, the Genco Sugar, as additional collateral to cover the shortfall and satisfy the collateral maintenance test.  The next date that valuations under this credit facility will be required is on or around August 17, 2015.

At December 31, 2014, we did not meet the 135% collateral maintenance test under the $253 Million Term Loan Facility.  The actual percentage measured by us was 130.7% at December 31, 2014 and 134.8% on January 9, 2015 following the Company’s scheduled amortization payment of $5.1 million.  Under the terms of the credit facility, we must remedy such shortfall within 30 days from the time it is notified by the security agent.  We were not notified by the security agent to take any action to remedy this slight shortfall.  We were in communication with the facility’s agent, and we prepaid $0.2 million of the outstanding indebtedness on March 2, 2015, which reduced the next scheduled amortization payment of $5.1 million, which was paid in early April 2015. The next date that vessel valuations under this credit facility will be required is on or around June 30, 2015.

Given the recent downward trend in vessel values, we believe we may not meet the minimum threshold under the collateral maintenance covenant in one or more of our credit facilities when new vessel valuations are required on or around June 30, 2015.  To remedy this, we may pledge additional collateral (including vessels), prepay a portion of our indebtedness, seek waivers or modifications to our credit agreements (which may be unavailable or subject to conditions), or take other actions available to us.  If we fail to remedy any shortfall under our collateral maintenance covenants and are found to be in default, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

As of March 31, 2015, Genco Investments LLC owns 6,356,471 shares of Baltic Trading’s Class B Stock, which represents an 10.85% ownership interest in Baltic Trading and 64.60% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  On April 7, 2015, we entered into a definitive merger agreement with Baltic Trading under which we will acquire Baltic Trading in a stock-for-stock transaction.  Under the terms of the agreement, Baltic Trading will become our indirect wholly-owned subsidiary, and Baltic Trading shareholders (other than GS&T and its subsidiaries) will receive 0.216 shares of our common stock for each share of Baltic Trading’s common stock they own at closing, with fractional shares to be settled in cash.  Upon consummation of the transaction, our shareholders are expected to own approximately 84.5% of the combined company, and Baltic Trading’s shareholders (other than the GS&T and its subsidiaries) are expected to own approximately 15.5% of the combined company.  Shares of Baltic Trading’s Class B stock (all of which are owned by us) will be canceled in the merger.  We expect to have our stock listed on the New York Stock Exchange upon consummation of the transaction.

Our Board of Directors and Baltic Trading’s Board of Directors established independent special committees to review the transaction and negotiate the terms on behalf of their respective companies.  Both independent special committees unanimously approved the transaction.  The Boards of Directors of both companies approved the merger by unanimous vote of directors present and voting, with Peter C. Georgiopoulos, Chairman of the Board of each company, recused for the vote.  Approval of the merger is subject to a vote of both our shareholders and Baltic Trading’s shareholders.

Additionally, on April 7, 2015, we entered into an agreement under which we acquired all of the shares of two single-purpose entities that were wholly owned by Baltic Trading, each of which owns one Capesize drybulk vessel, for an aggregate purchase price of $68.5 million, subject to reduction for $40.6 million of outstanding first-mortgage debt of such single-purpose entities that is to be guaranteed by the Company and an adjustment for the difference between such single-purpose entities’ current assets and total liabilities as of the closing date At March 31, 2015, the Company determined that the sale of the Baltic Lion and Baltic Tiger were more likely than not based on Baltic Trading’s expressed consideration to divest of those vessels to increase its liquidity position and strengthen its balance sheet.  Through the transactions, which closed on April 8, 2015, we acquired the vessels known as the Baltic Lion and the Baltic Tiger. The independent special committees of both companies’ Boards of Directors reviewed and approved this transaction.

On April 7, 2015, five of our wholly-owned subsidiaries, Genco Commodus Limited, Genco Maximus Limited, Genco Claudius Limited, Genco Hunter Limited and Genco Warrior Limited (collectively, the “Subsidiaries”) entered into a loan agreement by and among the Subsidiaries, as borrowers, ABN AMRO Capital USA LLC, as arranger, facility agent, security agent, and as lender, providing for a $59.5 million revolving credit facility, with an uncommitted accordion feature that, if exercised, will upsize the facility up to $150.0 million (the “2015 Revolving Credit Facility”).  On April 7, 2015, we entered into a guarantee of the obligations of the Subsidiaries under the 2015 Revolving Credit Facility, in favor of ABN AMRO Capital USA LLC.  Borrowings under the 2015 Revolving Credit Facility are to be secured by liens on each of the Subsidiaries’ respective vessels; specifically, the Genco Commodus, Genco Maximus, Genco Claudius, Genco Hunter and Genco Warrior and other related assets.  Should the accordion feature be exercised, the 2015 Revolving Credit Facility will also be secured by up to six additional Capesize vessels and two additional Supramax vessels owned by other subsidiaries of the Company and other related assets.

Borrowings under the 2015 Revolving Credit Facility have been used for general corporate purposes including “working capital” (as defined in the 2015 Revolving Credit Facility) and to finance the purchase of drybulk vessels.  The 2015 Revolving Credit Facility has a maturity date of March 31, 2020.  Borrowings under the 2015 Revolving Credit Facility bear interest at LIBOR plus a margin based on a combination of utilization levels under the 2015 Revolving Credit Facility and a security maintenance cover ranging from 3.40% per annum to 4.25% per annum.  The commitment under the 2015 Revolving Credit Facility is subject to quarterly reductions of $1,641 to $4,137 depending on the total amount committed.  Borrowings under the 2015 Revolving Credit Facility are subject to 20 equal consecutive quarterly installment repayments commencing three months after the date of the loan agreement, or July 7, 2015.  On April 8, 2015, we drew down $25.0 million on the 2015 Revolving Credit Facility for working capital purposes and to partially fund the purchase of the Baltic Lion and Baltic Tiger from Baltic Trading.  A commitment fee of 1.5% per annum is payable on the undrawn amount of the maximum loan amount.

On April 30, 2015, we entered into agreements to amend or waive certain provisions of the $100 Million Term Loan Agreement and the $253 Million Term Loan Facility.  Refer to Note 9 — Debt in our Condensed Consolidated Financial Statements for further information.

On December 31, 2014, Baltic Trading entered into a $148.0 million senior secured credit facility with Nordea Bank Finland plc, New York Branch (“Nordea”), as Administrative and Security Agent, Nordea and Skandinaviska Enskilda Banken AB (Publ) (“SEB”), as Mandated Lead Arrangers, Nordea, as Bookrunner, and the lenders (including Nordea and SEB) party thereto (the “Baltic Trading $148 Million Credit Facility”).  The Baltic Trading $148 Million Credit Facility is comprised of a $115.0 million revolving credit facility and $33.0 million term loan facility.  Borrowings under the revolving credit facility will be used to refinance Baltic Trading’s outstanding indebtedness under the 2010 Baltic Trading Credit Facility.  Amounts borrowed under the revolving credit facility of the Baltic Trading $148 Million Credit Facility may be re-borrowed.  Borrowings under the term loan facility of the Baltic Trading $148 Million Credit Facility may be incurred pursuant to two single term loans in an amount of $16.5 million each that will be used to finance, in part, the purchase of two newbuilding Ultramax vessels that Baltic Trading has agreed to acquire, namely the Baltic Scorpion and Baltic Mantis.  Amounts borrowed under the term loan facility of the Baltic Trading $148 Million Term Loan Facility may not be re-borrowed.

The Baltic Trading $148 Million Credit Facility has a maturity date of December 31, 2019.  Borrowings under this facility bear interest at LIBOR plus an applicable margin of 3.00% per annum.  A commitment fee of 1.2% per annum is payable on the unused daily portion of the Baltic Trading $148 Million Credit Facility, which began accruing on December 31, 2014.  The commitment under the revolving credit facility of the Baltic Trading $148 Million Term Loan Facility is subject to equal consecutive quarterly reductions of approximately $2.5 million each beginning June 30, 2015 through September 30, 2019.  Borrowings under the term loan facility of the Baltic Trading $148 Million Term Loan Facility are subject to equal consecutive quarterly installment repayments commencing three months after delivery of the relevant newbuilding Ultramax vessel, each in the amount of 1/60th of the aggregate outstanding term loan.  All remaining amounts outstanding under the Baltic Trading $148 Million Term Loan Facility must be repaid in full on the maturity date, December 31, 2019.  Refer to Note 9 — Debt in our Condensed Consolidated Financial Statements for additional information regarding the Baltic Trading $148 Million Credit Facility.

On October 8, 2014, Baltic Trading and its wholly-owned subsidiaries, Baltic Hornet Limited and Baltic Wasp Limited, each entered into a loan agreement and related documentation for a credit facility in a principal amount of up to $16.8 million with ABN AMRO Capital USA LLC and its affiliates (the “2014 Baltic Trading Term Loan Facilities”) to partially finance the newbuilding Ultramax vessel that each subsidiary is to acquire, namely the Baltic Hornet and Baltic Wasp, respectively. Amounts borrowed may not be reborrowed. The 2014 Baltic Trading Term Loan Facilities have a ten-year term and is to be repaid in 20 equal consecutive semi-annual installments of 1/24 of the facility amount a balloon payment of 1/6 of the facility amount to be paid at final maturity. Principal repayments will commence six months after the actual delivery date for the vessel and borrowing bear interest at three or six-month LIBOR rate plus an applicable margin of 2.50%. Refer to Note 9 — Debt in our Condensed Consolidated Financial Statements for additional information regarding the 2014 Baltic Trading Term Loan Facilities. On October 24, 2014, Baltic Trading drew down $16.8 million for the purchase of the Baltic Hornet, which was delivered on October 29, 2014.  On December 30, 2014, Baltic Trading drew down $16.4 million for the purchase of the Baltic Wasp, which was delivered on January 2, 2015.

Dividends

Under the terms of the $253 Million Term Loan Facility and the $100 Million Term Loan Facility as amended in connection with the Prepack Plan, we were prohibited from paying dividends or repurchasing our stock through March 31, 2015. Moreover, we would make dividend payments to our shareholders only if our Board of Directors, acting in its sole discretion, determines that such payments would be in our best interest and in compliance with relevant legal and contractual requirements. The principal business factors that our Board of Directors would consider when determining the timing and amount of dividend payments would be our earnings, financial condition and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends other than from surplus. Marshall Islands law also prohibits the declaration and payment of dividends while a company is insolvent or would be rendered insolvent by the payment of such a dividend.

Cash Flow

Net cash used in operating activities for the three months ended March 31, 2015 and 2014 was $12.3 million and $2.6 million, respectively.  Excluding the non-cash impairment of vessel assets of $35.4 million, we recorded a net loss in the amount of $43.7 million for the three months ended March 31, 2015 compared to a net loss of $42.2 million for the three months ended March 31, 2014.  The increase in cash used by operating activities was primarily due to a decrease in depreciation and amortization expense of $16.8 million as a result of the adoption of fresh-start reporting on the Effective Date which required us to revalue our vessel assets at market partially offset by the increase in the size of our fleet due to the delivery of two Baltic Trading vessels during the fourth quarter of 2014 and the first quarter of 2015.  Additionally, the fluctuation in accounts payable and accrued expenses decreased by $5.4 million due to restructuring related expenses incurred during the first quarter of 2014.  These decreases in net cash used in operating activities were partially offset by an $11.0 million increase in the amortization of nonvested stock compensation due to the amortization of the MIP Warrants and restricted shares issued after the Effective Date by the Successor Company.  Lastly, the decrease in net cash used in operating activities was also partially offset by a decrease in deferred drydocking costs incurred of $2.1 million during the first quarter of 2015 as compared to the first quarter of 2014 as a total of five vessels, including one of Baltic Trading vessels, completed drydocking during the first quarter of 2015 as compared to a total of ten vessels that completed drydocking during the first quarter of 2014, which included three of Baltic Trading’s vessels.

Net cash used in investing activities for the three months ended March 31, 2015 and 2014 was $4.5 million and $17.9 million, respectively.  Net cash used in investing activities for the three months ended March 31, 2015 consisted primarily of $24.1 million of vessel asset purchases, including deposits.  This consisted primarily of deposits made by Baltic Trading for its three remaining newbuilding vessels that it has agreed to acquire, one of which was delivered during the first quarter of 2015.  Additionally, there was a $19.8 million fluctuation of the change in deposits of restricted cash primarily related to the $19.6 million of restricted cash that was held in an escrow account as of December 31, 2014 for the purchase of the Baltic Wasp which was released to the shipyard upon the vessel delivery on January 2, 2015.  For the three month ended March 31, 2014, cash used in investing activities consisted primarily of $17.6 million of vessel asset purchases, including deposits which consisted primarily of deposits made by Baltic Trading for the four newbuilding vessels that it has agreed to acquire which were not yet delivered as of March 31, 2014.

Net cash provided by financing activities was $2.2 million during the three months ended March 31, 2015 as compared to net cash used in financing activities of $9.8 million during the three months ended March 31, 2014.  Net cash provided by financing activities for the three months ended March 31, 2015 consisted primarily of $115.0 million of proceeds from the Baltic Trading $148 Million Credit Facility partially offset by the following: $102.3 million repayment of debt under the 2010 Baltic Trading Credit Facility, $5.3 million repayment of debt under the $253 Million Term Loan Facility, $1.9 million repayment of debt under the $100 Million Term Loan Facility, $0.7 million repayment of debt under the Baltic Trading $44 Million Term Loan Facility, $0.4 million repayment of debt under the Baltic Trading $22 Million Term Loan Facility and $2.2 million payment of deferred financing costs.   Net cash used in financing activities for the three months ended March 31, 2014 consisted primarily of the following:  $5.1 million repayment of debt under the $253 Million Term Loan Facility, $1.9 million repayment of debt under the $100 Million Term Loan Facility, $0.7 million repayment of debt under the Baltic Trading $44 Million Term Loan Facility, $0.4 million repayment of debt under the Baltic Trading $22 Million Term Loan Facility and $1.5 million of dividends paid by Baltic Trading to its outside shareholders.   There were no dividends paid by Baltic Trading during the three months ended March 31, 2015.

Credit Facilities

Refer to the 2014 10-K, as amended, for a summary and description of our outstanding credit facilities, including the underlying financial and non-financial covenants.  On October 8, 2014, wholly-owned subsidiaries of Baltic Trading entered into the 2014 Baltic Trading Term Loan Facilities to fund a portion of the purchase of the Baltic Hornet and Baltic Wasp. Additionally, on December 31, 2014, Baltic Trading entered into the Baltic Trading $148 Million Credit Facility which is comprised of a $115.0 million revolving credit facility and $33.0 million term loan facility to fund or refund a portion of the purchase of the Baltic Scorpion and Baltic Mantis. Borrowings under the Baltic Trading $148 Million Credit Facility were used to refinance Baltic Trading’s indebtedness under the 2010 Baltic Trading Credit Facility.  On April 7, 2015, five of our wholly-owned subsidiaries entered into 2015 Revolving Credit Facility which provides for a $59.5 million revolving credit facility with an uncommitted accordion feature that, if exercised, will upsize the facility up to $150.0 million. Lastly, on April 30, 2015, we entered into agreements to amend or waive certain provisions of the $100 Million Term Loan Agreement and the $253 Million Term Loan Facility. Refer to Note 9 —Debt in our Condensed Consolidated Financial Statements for further information regarding the terms and fees associated with these agreements.

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

As of March 31, 2015, we believe we were in compliance with all of the financial covenants under the $253 Million Term Loan Facility; the $100 Million Term Loan Facility; the Baltic Trading $148 Million Credit Facility; the Baltic Trading $22 Million Term Loan Facility; the Baltic Trading $44 Million Term Loan Facility and the 2014 Baltic Trading Term Loan Facilities.

Convertible Notes Payable

Refer to Note 10 — Convertible Senior Notes of our Condensed Consolidated Financial Statements for a summary of the convertible notes payable.  On the Effective Date when the Company emerged from Chapter 11, the 2010 Notes and the Indenture were fully satisfied and discharged.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At March 31, 2015 and December 31, 2014, we did not have any interest rate swap agreements.  As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  In determining the fair value of interest rate derivatives, we would consider the creditworthiness of both the counterparty and ourselves immaterial. Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations.  Amounts would not and should not be identical due to the different modeling assumptions.  Any material differences would be investigated.

Refer to Note 11 — Interest Rate Swap Agreements of our Condensed Consolidated Financial Statements, which discusses the interest rate swap agreement that were in place prior to the Effective Date.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charterers and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of March 31, 2015 and December 31, 2014.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of March 31, 2015.  The table incorporates the employment agreement entered into in September 2007 with our President, John Wobensmith.  The table reflects Baltic Trading’s agreements to acquire the remaining two newbuilding Ultramax drybulk vessels from Yangfan Group Co., Ltd. for an aggregate purchase price of $56.0 million.  Baltic Trading plans to finance these vessel acquisitions with a combination of cash on hand, future cash flow from operations, as well as debt or equity financing, including the Baltic Trading $148 Million Credit Facility as discussed above under “Liquidity and Capital Resources.”   The interest and borrowing fees and credit agreement payments below reflect the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, the Baltic Trading $22 Million Term Loan Facility, the Baltic Trading $44 Million Term Loan Facility, the 2014 Baltic Trading Term Loan Facilities and the Baltic Trading $148 Million Credit Facility, as well as other fees associated with the facilities.  Additionally, the interest and borrowing fees and credit agreement payments below reflect the unused fees, interest expense, upfront fees of $1.1 million and credit facility repayments related to the 2015 Revolving Credit Facility which was entered on April 7, 2015.  The interest and borrowing fees below also include the $0.5 million of upfront fees related to the amendments entered into on April 30, 2015 for the $100 Million Term Loan Facility and $253 Million Term Loan Facility.  Refer to Note 9 — Debt in our Condensed Consolidated Financial Statements for further information regarding the terms of the aforementioned credit facilities.  The following table also incorporates the future lease payments associated with the lease for our current space and excludes the lease from our former space as we have filed a motion to reject the lease for our former space in the bankruptcy proceedings, which was accepted on the Effective Date upon our emergence from Chapter 11.  Refer to Note 20 — Commitments and Contingencies in our Condensed Consolidated Financial Statements for further information regarding the terms of our two lease agreements.

	Total	Less than One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Credit Agreements	$459,609	$33,388	$89,585	$291,617	$45,019
Interest and borrowing fees	64,957	14,125	28,609	20,170	2,053
Remainder of purchase price of vessels (2)	39,200	39,200	—	—	—
Executive employment agreement	292	292	—	—	—
Office leases	19,449	791	2,152	3,146	13,360
Totals	$583,507	$87,796	$120,346	$314,933	$60,432

(1)         Represents the nine-month period ending December 31, 2015.

(2)         The timing of this obligation is based on the estimated delivery dates for the Baltic Scorpion and Baltic Mantis.

Interest expense has been estimated using 0.28% plus the applicable margin of 3.50% for the $100 Million Term Loan Facility and the $253 Million Term Loan Facility and 3.40% for the 2015 Revolving Credit Facility.  For the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility, interest expense has been estimated using 0.28% plus the applicable margin of 3.35%.  Interest expense has been estimated using 0.28% plus the applicable margin for the Baltic Trading $148 Million Credit Facility and for the 2014 Baltic Trading Term Loan Facilities of 3.00% and 2.50%, respectively.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Excluding Baltic Trading’s vessels, our fleet currently consists of 11 Capesize drybulk carriers, eight Panamax drybulk carriers, 17 Supramax drybulk carriers, six

Handymax drybulk carriers and 13 Handysize drybulk carriers.  Baltic Trading’s fleet currently consists of two Capesize drybulk carriers, two Ultramax drybulk carriers, four Supramax drybulk carriers and five Handysize drybulk carriers.  After the expected delivery of the remaining two Ultramax vessels that Baltic Trading has agreed to acquire, Baltic Trading’s fleet will consists of two Capesize drybulk carriers, four Ultramax drybulk carriers, four Supramax drybulk carriers and five Handysize drybulk carriers. Baltic Trading intends to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the Baltic Trading $148 Million Credit Facility, to fully finance the acquisition of the remaining two Ultramax newbuilding drybulk vessels.

As previously announced, we have initiated a fuel efficiency upgrade program for certain of our vessels. We believe this program will generate considerable fuel savings going forward and increase the future earnings potential for these vessels. The cost of the upgrades, which will be performed under the planned drydocking schedule, is expected to be approximately $0.3 million for a Supramax vessel and $0.5 million for a Capesize vessel and is included in GS&T and Baltic Trading’s estimated drydocking costs below. Additionally, during the remainder of 2015, we expect these upgrades to be installed on two of GS&T’s Supramax vessels and two of Baltic Trading’s Capesize vessels. During 2016, we also expect these upgrades to be installed on one of GS&T’s Supramax vessels.  During the first quarter of 2015, the upgrades have been successfully installed on two of our vessels, the Genco Bourgogne and Genco Brittany.  Additionally, the upgrades have been successfully installed on four of our vessels, the Genco Aquitaine, Genco Ardennes, Genco Auvergne and Genco Titus, which completed their planned drydockings during the third and fourth quarter of 2014. Lastly, the upgrades have been successfully installed on five of Baltic Trading’s vessels, the Baltic Cougar, the Baltic Panther, the Baltic Leopard, the Baltic Jaguar and the Baltic Wind, which completed their planned drydockings during the first half of 2014.

Under U.S. Federal law and 33 CFR, Part 151, Subpart D, U.S. approved ballast water treatment systems will be required to be installed in all vessels at the first out of water drydocking after January 1, 2016 if these vessels are to discharge ballast water inside 12 nautical miles of the coast of the United States. Currently, we do not believe there are any ballast water treatment systems that are approved by U.S. authorities; however, an alternative management system (“AMS”) may be installed in lieu.  For example, in February 2015, the USCG added Bawat to the list of ballast water treatment systems that received AMS acceptance.  An AMS is valid for five years from the date of required compliance with ballast water discharge standards, by which time it must be replaced by an approved system unless the AMS itself achieves approval. The cost of these systems will vary based on the size the vessel, and the Company estimates the cost of the systems to be $1.0 million for Capesize, $0.8 million for Panamax, $0.8 million for Supramax, $0.7 million for Handymax and $0.7 million for Handysize vessels. Any newbuilding vessels that we acquire will have an AMS installed when the vessel is being built. The costs ofballast water treatment systems will be capitalized and depreciated over the remainder of the life of the vessel, assuming the system the Company installs becomes approved. These amounts would be in addition to the amounts budgeted for drydocking below.

Genco Shipping & Trading Limited

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet. We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, and scheduled off-hire days for our fleet, excluding Baltic Trading’s vessels, through 2016 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2015 (April 1- December 31, 2015)	$9.3	260
2016	$10.0	310

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

We estimate that each drydock will result in 20 days of off-hire.  Actual length will vary based on the condition of the vessel, yard schedules and other factors.  Higher repairs and maintenance expense during drydocking for vessels which are over 15 years old typically result in a higher number of off-hire days depending on the condition of the vessel.

During the three months ended March 31, 2015 and 2014, we incurred a total of $3.0 million and $4.0 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

Four of our vessels completed their drydockings during the first quarter of 2015, including the Genco Bourgogne, which entered the drydocking yard during the fourth quarter of 2014.  Additionally, the Genco Picardy entered the drydocking yard during the first quarter of 2015, but did not complete its drydocking until the second quarter of 2015. We estimate that ten of our vessels will be drydocked during the remainder of 2015 (excluding the Genco Picardy) and an additional 13 of our vessels will be drydocked during 2016.

Baltic Trading Limited

In addition to acquisitions that Baltic Trading may undertake in future periods, Baltic Trading will incur additional capital expenditures due to special surveys and drydockings for its fleet. We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, and scheduled off-hire days for Baltic Trading’s fleet through 2016 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2015 (April 1 - December 31, 2015)	$4.0	80
2016	$—	—

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

During the three months ended March 31, 2015 and 2014, Baltic Trading incurred a total of of $0.5 million and $1.7 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessels assets or vessel equipment.

One of Baltic Trading’s vessels was drydocked during the first quarter of 2015.  We estimated that four of Baltic Trading’s vessels will be drydocked during the remainder of 2015 and none of Baltic Trading’s vessels will be drydocked during 2016.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes or updates to the critical accounting policies as disclosed in the 2014 10-K, as amended.

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value.  Effective July 9, 2014, the Effective Date, we increased the estimated scrap value of the vessels from $245/lwt to $310/lwt prospectively based on the 15-year average scrap value of steel.  This increase in the residual value of the vessels will decrease the annual depreciation charge over the remaining useful life of the vessels.  During the three months ended March 31, 2015, the increase in the estimated scrap value resulted in a decrease in depreciation expense of approximately $0.8 million for the Successor Company.  Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2014 10-K, as amended.  Excluding the three Bourbon vessels we resold immediately upon delivery to MEP at our cost, we have sold three of our vessels since our inception and realized a profit in each instance.  However, we did determine to cancel an acquisition of six drybulk newbuildings in November 2008, incurring a $53.8 million loss from the forfeiture of our deposit and related interest.  At March 31, 2015, we determined that the sale of the Baltic Lion and Baltic Tiger was probably based on Baltic Trading’s expressed consideration to divest of those vessels to increase its liquidity position and strengthen our balance sheet.  Therefore, the time utilized to determine the recoverability of the carrying value of the vessel assets was significantly reduced, and after determining that the sum of the estimated undiscounted future cash flows attributable to the Baltic Lion and Baltic Tiger would not exceed the carrying value of the respective vessels, the Company reduced the carrying value of each vessel to its fair market value.  On April 7, 2015, we entered into an agreement with Baltic Trading to purchase the Baltic Lion and Baltic Tiger for an aggregate purchase price of $68.5 million, not including commission.  During the three months ended March 31, 2015, we have recorded an impairment loss related to these vessel assets of $35.4 million as it was determined that the estimated undiscounted future cash flows attributable to these vessels would not exceed the carrying value.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $100 Million Term Loan Facility, as amended; the $253 Million Term Loan Facility, as amended; the Baltic Trading $148 Million Credit Facility; the Baltic Trading $22 Million Term Loan Facility; the Baltic Trading $44 Million Term Loan Facility; and the 2014 Baltic Trading Term Loan Facilities at March 31, 2015.  We obtained valuations for all of the vessels in our fleet, including Baltic Trading, as of December 31, 2014 pursuant to the terms of the credit facilities, with the exception of the $100 Million Term Loan Facility which we utilized the February 4, 2015 valuations pursuant to the terms of the credit facility.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at March 31, 2015 and December 31, 2014.  Please note that the carrying value of the Baltic Lion and Baltic Tiger at March 31, 2015 reflects the impairment loss recorded for these vessels.

At March 31, 2015, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date, with the exception of the Baltic Lion and Baltic Tiger, were lower than their carrying values at March 31, 2015.  At December 31, 2014, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date, with the exception of the Genco Avra, Genco Mare and Genco Spirit, were lower than their carrying values at December 31, 2014.  For the Genco Ocean, Genco Bay, Genco Avra, Genco Mare and Genco Spirit, the last compliance testing date prior to March 31, 2015 and December 31, 2014 was February 4, 2015 and August 18, 2014, respectively, in accordance with the terms of the $100 Million Term Loan Facility; for all other vessels, the compliance testing date was December 31, 2014 in accordance with the terms of the applicable credit facility.

The amount by which the carrying value at March 31, 2015 of all of the vessels in our fleet, with the exception of the Baltic Lion and Baltic Tiger, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.6 million to $7.8 million per vessel, and $243.5 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2014 of all of the vessels in our fleet, with the exception of the Genco Avra, Genco Mare and Genco Spirit, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.1 million to $8.2 million per vessel, and $246.6 million on an aggregate fleet basis.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $3.7 million at March 31, 2015 and $3.9 million as of December 31, 2014.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels.

			Carrying Value (U.S. dollars in thousands) as of
Vessels	Year Built	Year Acquired	March 31, 2015	December 31, 2014
Unencumbered
Genco Reliance	1999	2004	$9,189	$9,379
Genco Vigour	1999	2004	11,842	12,064
Genco Explorer	1999	2004	9,171	9,367

			Carrying Value (U.S. dollars in thousands) as of
Vessels	Year Built	Year Acquired	March 31, 2015	December 31, 2014
Genco Carrier	1998	2004	10,933	11,209
Genco Sugar	1998	2004	8,312	8,502
Genco Pioneer	1999	2005	9,149	9,352
Genco Progress	1999	2005	9,167	9,364
Genco Wisdom	1997	2005	10,088	10,354
Genco Success	1997	2005	10,063	10,338
Genco Beauty	1999	2005	11,836	12,061
Genco Knight	1999	2005	11,809	12,043
Genco Leader	1999	2005	11,804	12,039
Genco Marine	1996	2005	9,075	9,346
Genco Prosperity	1997	2005	10,085	10,356
Genco Muse	2001	2005	14,357	14,617
Genco Acheron	1999	2006	11,787	12,028
Genco Surprise	1998	2006	10,831	11,058
Genco Augustus	2007	2007	41,255	41,761
Genco Tiberius	2007	2007	41,258	41,763
Genco London	2007	2007	39,790	40,242
Genco Titus	2007	2007	40,149	40,603
Genco Challenger	2003	2007	12,647	12,851
Genco Charger	2005	2007	14,577	14,726
Genco Warrior	2005	2007	20,068	20,348
Genco Predator	2005	2007	20,062	20,349
Genco Hunter	2007	2007	22,433	22,710
Genco Champion	2006	2008	15,498	15,710
Genco Constantine	2008	2008	43,626	44,133
Genco Raptor	2007	2008	19,573	19,802
Genco Cavalier	2007	2008	18,474	18,694
Genco Thunder	2007	2008	19,585	19,810
Genco Hadrian	2008	2008	43,120	43,587
Genco Commodus	2009	2009	45,575	46,057
Genco Maximus	2009	2009	45,586	46,065
Genco Claudius	2010	2009	47,784	48,275
TOTAL			$730,558	$740,963

$100 Million Term Loan Facility
Genco Bay	2010	2010	20,603	20,822
Genco Ocean	2010	2010	20,614	20,829
Genco Avra	2011	2011	21,724	21,945
Genco Mare	2011	2011	21,730	21,948
Genco Spirit	2011	2011	21,739	21,954
TOTAL			$106,410	$107,498

$253 Million Term Loan Facility
Genco Aquitaine	2009	2010	20,742	20,963
Genco Ardennes	2009	2010	20,747	20,967
Genco Auvergne	2009	2010	20,936	21,157
Genco Bourgogne	2010	2010	21,915	22,110
Genco Brittany	2010	2010	21,913	21,966
Genco Languedoc	2010	2010	21,896	21,967
Genco Loire	2009	2010	20,101	20,321
Genco Lorraine	2009	2010	20,098	20,320
Genco Normandy	2007	2010	18,486	18,702
Genco Picardy	2005	2010	20,038	20,321
Genco Provence	2004	2010	18,935	19,211
Genco Pyrenees	2010	2010	21,869	21,971

			Carrying Value (U.S. dollars in thousands) as of
Vessels	Year Built	Year Acquired	March 31, 2015	December 31, 2014
Genco Rhone	2011	2011	22,826	23,054
TOTAL			$270,502	$273,030

Baltic Trading $148 Million Credit Facility
Baltic Leopard	2009	2009	20,108	20,325
Baltic Panther	2009	2010	20,110	20,327
Baltic Cougar	2009	2010	20,113	20,329
Baltic Jaguar	2009	2010	20,116	20,330
Baltic Bear	2010	2010	46,999	47,251
Baltic Wolf	2010	2010	46,742	47,210
Baltic Wind	2009	2010	19,617	19,831
Baltic Cove	2010	2010	20,606	20,824
Baltic Breeze	2010	2010	20,620	20,833
TOTAL			$235,031	$237,260

Baltic Trading $22 Million Term Loan Facility
Baltic Fox	2010	2013	20,233	20,444
Baltic Hare	2009	2013	19,117	19,331
TOTAL			$39,350	$39,775

Baltic Trading $44 Million Term Loan Facility
Baltic Lion	2009	2013	35,661	53,659
Baltic Tiger	2010	2013	33,149	51,541
TOTAL			$68,810	$105,200

2014 Baltic Trading Term Loan Facilities
Baltic Hornet	2014	2014	28,975	29,117
Baltic Wasp	2015	2015	29,249	—
TOTAL			$58,224	$29,117

Consolidated Total			$1,508,855	$1,532,843

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, we would record a loss in the amount of the difference.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  Prior to the filing of our Chapter 11 cases on the Petition Date, on March 31, 2014, we held one interest rate swap agreement with DnB Bank ASA to manage future interest costs and the risk associated with changing interest rates.  The swap agreement synthetically converted variable rate debt to fixed rate debt at the fixed interest rate of the swap plus the applicable margin of 3.00%.  The total notional principal amount of the remaining swap was $106.2 million and the swap had a specified rate and duration.  As of March 31, 2015 and December 31, 2014, we had no interest rate swap agreements in place.  Refer to the table in Note 11 — Interest Rate Swap Agreements in our Condensed Consolidated Financial Statements.

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

The interest rate swap that was terminated April 30, 2014 as mentioned above was not hedged as cash flow hedge accounting was discontinued beginning on March 31, 2014 as a result of the default under the 2007 Credit Facility (see above). Once cash flow hedge accounting was discontinued, the changes in the fair value of the interest rate swaps were recorded in the Condensed Consolidated Statement of Operations in Interest expense and the remaining amounts included in AOCI were amortized to interest expense over the original term of the hedging relationship. There was no hedge ineffectiveness associated with the interest rate swaps during the three months ended March 31, 2014.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  For the 2007 Credit Facility, which was terminated on the Effective Date pursuant to the Plan, we were subject to a facility fee of 1.00% per annum on the average daily outstanding principal amount of the outstanding loan under the 2007 Credit Facility and we paid LIBOR plus 3.00% on the outstanding debt under this facility prior to its termination.   Additionally, during the period from January 1 to July 9, 2014, the Effective Date, we paid LIBOR plus 3.00% on the outstanding debt under the $100 Million Term Loan Facility and $253 Million Term Loan Facility. Pursuant to the amendments to these facilities which were effective on the Effective Date of the Plan, the margin was increased from 3.00% to 3.50% effective July 9, 2014. We also paid LIBOR plus 3.00% on the outstanding debt under the 2010 Baltic Trading Credit Facility until January 7, 2015 when the facility was refinanced with the Baltic Trading $148 Million Credit Facility.  Beginning on July 7, 2015, we paid LIBOR plus 3.00% on the outstanding debt under the Baltic Trading $148 Million Credit Facility as well.  Additionally, we paid the three-month LIBOR plus 3.35% on the outstanding debt under the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility. Lastly, we paid three-month LIBOR plus 2.50% on the outstanding debt under the 2014 Baltic Trading Term Loan Facilities. A 1% increase in LIBOR would result in an increase of $1.0 million in interest expense for the three months ended March 31, 2015. For any unpaid loan payments due under the $100 Million Term Loan Facility and the $253 Million Term Loan Facility during the bankruptcy period in 2014, we incurred an additional 2.00% default interest only on the unpaid loan amounts due during the bankruptcy period.

Derivative financial instruments

As of March 31, 2014, we were in default under covenants of our 2007 Credit Facility due to the default on the scheduled debt amortization payment due on March 31, 2014. The default under the 2007 Credit Facility required us to elect interest periods of only one month. Therefore, we no longer qualified for hedge accounting under the original designation and hedge accounting was terminated effective March 31, 2014. Additionally, the filing of the Chapter 11 Cases on the Petition Date constituted an event of default with respect to the outstanding interest rate swap with DNB Bank ASA. As a result, DNB Bank ASA terminated all transactions under the remaining swap agreement effective April 30, 2014 and made a secured claim with the Bankruptcy Court of $5.6 million. The interest rate swap was settled on the Effective Date upon our emergence from bankruptcy. This liability was paid by the Successor Company during the period from July 9 to December 31, 2014. Refer to Note 11 — Interest Rate Swap Agreements in our Condensed Consolidated Financial Statements for additional information.

As of March 31, 2015 and December 31, 2014, we did not have any interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.

The differential to be paid or received for the swap agreements that we previously had were recognized as an adjustment to interest expense as incurred.  The interest rate differential pertaining to the interest rate swaps for the three months ended March 31, 2014 was $1.4 million.  The Company was utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of AOCI.  The ineffective portion was recognized as other (expense) income, which is a component of other (expense) income.  If for any period of time we did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation would be recognized as other (expense) income.

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

Investments

At March 31, 2015, we hold investments in Jinhui with a carrying amount of $28.8 million and investments in KLC with a carrying amount of $0.1 million, both of which are classified as available for sale (“AFS”) under Accounting Standards Codification 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”).  These investments are classified as noncurrent assets based on our intent to hold the investment at each reporting date.  The investments that are classified as AFS are subject to risk of changes in market value, which if determined to be impaired (other than temporarily impaired), could result in realized impairment losses.  We review the carrying value of such investments on a quarterly basis to determine if any valuation adjustments are appropriate under ASC 320-10.  We will continue to evaluate our investment in Jinhui and KLC on a quarterly basis to determine the likelihood of any significant adverse effects on the fair value and amount of any impairment. As a result of the adoption of fresh-start reporting on the Effective Date, we revalued these investments so that the new cost basis going forward is the fair market value on the Effective Date, we revalued these investments so that the new cost basis going forward is the fair market value on the Effective Date with the revaluation adjustments being recorded in Reorganization items, net.  For the three months ended March 31, 2015 and 2014, we have not deemed our investments to be impaired.  In the event we determine that the Jinhui or KLC investment are subject to any impairment, the amount of the impairment would be reclassified from AOCI and recorded as a loss in the Condensed Consolidated Statement of Operations for the amount of the impairment.

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

In April 2015, six class action complaints were filed in the Supreme Court of the State of New York, County of New York, styled Erol Sarikaya v. Peter C. Georgiopoulos et al., Index No. 651244/2015, filed on April 15, 2015, voluntarily dismissed, and refiled as Joshua Bourne v. Peter C. Georgiopoulos et al., Index No. 651429/2015, filed on April 28, 2015,  Justin Wilson v. Baltic Trading Ltd., et al., Index No. 651241/2015, filed on April 15, 2015, Sangeetha Ganesan v. Baltic Trading Limited et al., Index No. 651279/2015, filed on April 17, 2015, Edward Braunstein v. Peter C. Georgiopoulos et al., Index No. 651368/2015, filed on April 23, 2015, Larry Williams v. Baltic Trading Ltd., et al., Index No. 651371/2015, filed on April 23, 2015, and Larry Goldstein and Bernhard Stomporowski v. John C. Wobensmith et al., Index No. 651407/2015, filed on April 27, 2015. All six complaints purport to be brought by and on behalf of the Baltic Trading’s shareholders. The plaintiff in each action alleges the proposed merger does not fairly compensate Baltic Trading’s shareholders and undervalues Baltic Trading. Each lawsuit names as defendants some or all of the Company, Baltic Trading, the individual members of Baltic Trading’s board, the Company’s and Baltic Trading’s President, and the Company’s merger subsidiary. The claims generally allege (i) breaches of fiduciary duties of good faith, due care, disclosure to shareholders, and loyalty, including for failing to maximize shareholder value, and (ii) aiding and abetting those breaches. Among other relief, the complaints seek an injunction against the merger, declaratory judgments that the individual defendants breached fiduciary duties, rescission of the merger agreement, and unspecified damages.  The Company does not believe that it is probable that the resolution of these matters will have a material financial reporting consequence.

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

ITEM 1A.      RISK FACTORS

The information set forth under the section entitled “Risk Factors” in the Company’s Registration Statement on Form S-4 filed with the SEC on May 4, 2015 is incorporated herein by reference.

ITEM 6.  EXHIBITS

Exhibit	Document

2.1	Agreement and Plan of Merger, dated as of April 7, 2015, by and among Genco Shiping & Trading Limited, Poseidon Merger Sub Limited and Baltic Trading Limited.(1)

2.2	Stock Purchase Agreement, dated as of April 7, 2015, by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(1)

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(2)

3.2	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(2)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(3)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(3)

10.1	Voting and Support Agreement, dated as of April 7, 2015, by and among Baltic Trading Limited, Genco Shipping & Trading Limited, and the entities listed on Schedule A thereto.(1)

10.2

Loan Agreement, dated as of April 7, 2015, by and among Genco Commodus Limited, Genco Maximus Limited, Genco Claudius Limited, Genco Hunter Limited and Genco Warrior Limited, as borrowers, ABN AMRO Capital USA LLC, as arranger, facility agent and security agent and the banks and financial institutions party thereto, as lenders.*

10.3	Guarantee, dated as of April 7, 2015, made by Genco Shipping & Trading Limited to ABN AMRO Capital USA LLC.*

10.4

Amendment and Waiver Agreement dated as of April 30, 2015 by and among Genco as borrower, Genco Bay Limited and other subsidiaries of Genco named therein as guarantors, and Credit Agricole Corporate and Investment Bank.*

10.5	Waiver Agreement dated as of April 30, 2015 by and among Genco as borrower, Genco Lorraine Limited and other subsidiaries of Genco named therein as guarantors and, Deutsche Bank Luxembourg S.A.*

10.6

Loan Agreement by and among Baltic Tiger Limited and Baltic Lion limited as borrowers, the banks listed therein as lenders, and DVB Bank SE, as agent, arranger, and security agent, dated as of December 3, 2013.(4)

10.7

First Supplemental Agreement to Secured Loan Facility Agreement, dated as of April 7, 2015, by and among Baltic Tiger Limited, Baltic Lion Limited, Baltic Trading Limited, DVB Bank SE, and the lenders listed on Schedule 1 thereto.(5)

10.8	Guarantee and Indemnity dated April 8, 2015 by Genco Shipping & Trading Limited in favor of DVB Bank SE.(1)

10.9	Letter Agreement dated April 30, 2015 between Genco Shipping & Trading Limited and John C. Wobensmith.(6)

10.10	Letter Agreement dated April 30, 2015 between Baltic Trading Limited and John C. Wobensmith.(6)

31.1	Certification of President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2015 and 2014 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (Unaudited), and (vi) Notes to Condensed

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

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2015.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(4)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2013.

(5)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2015.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2015.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: May 8, 2015	By:	/s/ John C. Wobensmith
John C. Wobensmith
President
(Principal Executive Officer)

DATE: May 8, 2015	By:	/s/ Apostolos Zafolias
Apostolos Zafolias
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit	Document

2.1	Agreement and Plan of Merger, dated as of April 7, 2015, by and among Genco Shiping & Trading Limited, Poseidon Merger Sub Limited and Baltic Trading Limited.(1)

2.2	Stock Purchase Agreement, dated as of April 7, 2015, by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(1)

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(2)

3.2	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(2)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(3)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(3)

10.1	Voting and Support Agreement, dated as of April 7, 2015, by and among Baltic Trading Limited, Genco Shipping & Trading Limited, and the entities listed on Schedule A thereto.(1)

10.2

Loan Agreement, dated as of April 7, 2015, by and among Genco Commodus Limited, Genco Maximus Limited, Genco Claudius Limited, Genco Hunter Limited and Genco Warrior Limited, as borrowers, ABN AMRO Capital USA LLC, as arranger, facility agent and security agent and the banks and financial institutions party thereto, as lenders.*

10.3	Guarantee, dated as of April 7, 2015, made by Genco Shipping & Trading Limited to ABN AMRO Capital USA LLC.*

10.4

Amendment and Waiver Agreement dated as of April 30, 2015 by and among Genco as borrower, Genco Bay Limited and other subsidiaries of Genco named therein as guarantors, and Credit Agricole Corporate and Investment Bank.*

10.5	Waiver Agreement dated as of April 30, 2015 by and among Genco as borrower, Genco Lorraine Limited and other subsidiaries of Genco named therein as guarantors and, Deutsche Bank Luxembourg S.A.*

10.6

Loan Agreement by and among Baltic Tiger Limited and Baltic Lion limited as borrowers, the banks listed therein as lenders, and DVB Bank SE, as agent, arranger, and security agent, dated as of December 3, 2013.(4)

10.7

First Supplemental Agreement to Secured Loan Facility Agreement, dated as of April 7, 2015, by and among Baltic Tiger Limited, Baltic Lion Limited, Baltic Trading Limited, DVB Bank SE, and the lenders listed on Schedule 1 thereto.(5)

10.8	Guarantee and Indemnity dated April 8, 2015 by Genco Shipping & Trading Limited in favor of DVB Bank SE.(1)

10.9	Letter Agreement dated April 30, 2015 between Genco Shipping & Trading Limited and John C. Wobensmith.(6)

10.10	Letter Agreement dated April 30, 2015 between Baltic Trading Limited and John C. Wobensmith.(6)

31.1	Certification of President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (Unaudited), (iii) Condensed Consolidated Statements of

Comprehensive Loss for the three months ended March 31, 2015 and 2014 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2015 and 2014 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).**

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

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2015.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(4)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2013.

(5)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2015.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2015.

(Remainder of page left intentionally blank)