Form 10-Q
period 2015-06-30
GENCO SHIPPING & TRADING LTD
filed 2015-08-10
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2015: Common stock, $0.01 per share — 72,897,616 shares.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	Successor	Successor
	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$61,648	$83,414
Restricted cash	9,750	9,750
Due from charterers, net of a reserve of $1,292 and $1,588, respectively	14,456	14,739
Prepaid expenses and other current assets	22,616	22,423
Total current assets	108,470	130,326

Noncurrent assets:
Vessels, net of accumulated depreciation of $70,977 and $36,258, respectively	1,490,043	1,532,843
Deposits on vessels	19,926	25,593
Deferred drydock, net of accumulated amortization of $1,325 and $330, respectively	12,539	6,234
Deferred financing costs, net of accumulated amortization of $1,780 and $729, respectively	11,348	10,271
Fixed assets, net of accumulated depreciation and amortization of $236 and $119, respectively	1,017	701
Other noncurrent assets	514	514
Restricted cash	300	19,945
Investments	25,443	26,486
Total noncurrent assets	1,561,130	1,622,587
Total assets	$1,669,600	$1,752,913

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$33,132	$28,217
Current portion of long-term debt	44,792	34,324
Deferred revenue	1,398	1,397
Total current liabilities	79,322	63,938

Noncurrent liabilities:
Long-term lease obligations	789	390
Long-term debt	403,825	395,811
Total noncurrent liabilities	404,614	396,201

Total liabilities	483,936	460,139

Commitments and contingencies
Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Successor Company common stock, par value $0.01; 250,000,000 shares authorized; issued and outstanding 61,610,503 and 61,541,389 shares at June 30, 2015 and December 31, 2014, respectively	615	615
Successor Company additional paid-in capital	1,274,588	1,251,197
Accumulated other comprehensive loss	(26,360)	(25,317)
Retained deficit	(261,067)	(182,294)
Total Genco Shipping & Trading Limited shareholders’ equity	987,776	1,044,201
Noncontrolling interest	197,888	248,573
Total equity	1,185,664	1,292,774
Total liabilities and equity	$1,669,600	$1,752,913

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2015	2014	2015	2014
Revenues:
Voyage revenues	$33,772	$51,545	$67,381	$114,725
Service revenues	819	819	1,629	1,629

Total revenues	34,591	52,364	69,010	116,354

Operating expenses:
Voyage expenses	3,757	1,983	8,137	3,940
Vessel operating expenses	29,928	30,545	58,599	61,768
General, administrative and management fees	26,491	9,850	46,815	25,226
Depreciation and amortization	19,399	36,538	38,809	72,739
Impairment of vessel assets	—	—	35,396	—
Loss on sale of vessels	1,210	—	1,210	—

Total operating expenses	80,785	78,916	188,966	163,673

Operating loss	(46,194)	(26,552)	(119,956)	(47,319)

Other (expense) income:
Other expense	(65)	(50)	(54)	(107)
Interest income	25	25	49	45
Interest expense	(4,687)	(18,510)	(9,012)	(39,532)

Other expense	(4,727)	(18,535)	(9,017)	(39,594)

Loss before reorganization items, net	(50,921)	(45,087)	(128,973)	(86,913)
Reorganization items, net	(313)	(20,106)	(833)	(20,106)

Loss before income taxes	(51,234)	(65,193)	(129,806)	(107,019)
Income tax expense	(718)	(364)	(1,260)	(777)

Net loss	(51,952)	(65,557)	(131,066)	(107,796)
Less: Net loss attributable to noncontrolling interest	(11,620)	(5,033)	(52,293)	(8,166)
Net loss attributable to Genco Shipping & Trading Limited	$(40,332)	$(60,524)	$(78,773)	$(99,630)

Net loss per share-basic	$(0.67)	$(1.39)	$(1.30)	$(2.29)
Net loss per share-diluted	$(0.67)	$(1.39)	$(1.30)	$(2.29)
Weighted average common shares outstanding-basic	60,487,189	43,568,942	60,459,145	43,568,942
Weighted average common shares outstanding-diluted	60,487,189	43,568,942	60,459,145	43,568,942
Dividends declared per share	$—	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2015 and 2014

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2015	2014	2015	2014

Net loss	$(51,952)	$(65,557)	$(131,066)	$(107,796)

Change in unrealized gain (loss) on investments	(3,402)	(13,737)	(1,043)	(27,952)
Unrealized gain on cash flow hedges, net	—	1,078	—	2,306
Other comprehensive loss	(3,402)	(12,659)	(1,043)	(25,646)

Comprehensive loss	(55,354)	(78,216)	(132,109)	(133,442)
Less: Comprehensive loss attributable to noncontrolling interest	(11,620)	(5,033)	(52,293)	(8,166)
Comprehensive loss attributable to Genco Shipping & Trading Limited	$(43,734)	$(73,183)	$(79,816)	$(125,276)

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Six Months Ended June 30, 2015 and 2014

(U.S. Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained (Deficit) Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2015 (Successor)	$615	$1,251,197	$(25,317)	$(182,294)	$1,044,201	$248,573	$1,292,774

Net loss				(78,773)	(78,773)	(52,293)	(131,066)

Change in unrealized loss on investments			(1,043)		(1,043)	—	(1,043)

Settlement of non-accredited Note holders		(414)			(414)	—	(414)

Equity effect of purchase of entities under common control		590			590	—	590

Nonvested stock amortization		23,215			23,215	1,608	24,823

Balance — June 30, 2015 (Successor)	$615	$1,274,588	$(26,360)	$(261,067)	$987,776	$197,888	$1,185,664

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained (Deficit) Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2014 (Predecessor)	$445	$846,658	$53,722	$66,644	$967,469	$341,336	$1,308,805

Net loss				(99,630)	(99,630)	(8,166)	(107,796)

Change in unrealized gain on investments			(27,952)		(27,952)	—	(27,952)

Unrealized gain on cash flow hedges, net			2,306		2,306	—	2,306

Nonvested stock amortization		820			820	1,871	2,691

Cash dividends paid by Baltic Trading Limited		(5)			(5)	(2,041)	(2,046)

Vesting of restricted shares issued by Baltic Trading Limited		74			74	(74)	—

Balance — June 30, 2014 (Predecessor)	$445	$847,547	$28,076	$(32,986)	$843,082	$332,926	$1,176,008

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014

(U.S. Dollars in Thousands)

(Unaudited)

	Successor	Predecessor
	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Cash flows from operating activities:
Net loss	$(131,066)	$(107,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,809	72,739
Amortization of deferred financing costs	1,051	4,291
Amortization of time charters acquired	—	(67)
Amortization of discount on Convertible Senior Notes	—	1,592
Interest expense related to the de-designation of the interest rate swap	—	953
Amortization of nonvested stock compensation expense	24,823	2,691
Impairment of vessel assets	35,396	—
Loss on disposal of vessels	900	—
Change in assets and liabilities:
Decrease in due from charterers	283	2,241
Increase in prepaid expenses and other current assets	(200)	(4,227)
Increase in accounts payable and accrued expenses	7,075	14,064
Increase (decrease) in deferred revenue	1	(446)
Increase in lease obligations	399	197
Deferred drydock costs incurred	(7,301)	(9,288)

Net cash used in operating activities	(29,830)	(23,056)

Cash flows from investing activities:
Purchase of vessels, including deposits	(24,719)	(29,790)
Purchase of other fixed assets	(353)	(391)
Changes in deposits of restricted cash	19,645	(125)

Net cash used in investing activities	(5,427)	(30,306)

Cash flows from financing activities:
Repayments on the $100 Million Term Loan Facility	(3,846)	(1,923)
Repayments on the $253 Million Term Loan Facility	(10,150)	(5,075)
Proceeds from the 2015 Revolving Credit Facility	25,000	—
Repayments on the $44 Million Term Loan Facility	(1,375)	(1,375)
Proceeds from the Baltic Trading $148 Million Credit Facility	115,000	—
Repayments on the Baltic Trading $148 Million Credit Facility	(2,447)	—
Repayments on the 2010 Baltic Trading Credit Facility	(102,250)	—
Repayments on the Baltic Trading $22 Million Term Loan Facility	(750)	(750)
Repayments on the Baltic Trading 2014 Term Loan Facilities	(700)	—
Payment of dividend by subsidiary	—	(2,046)
Cash settlement of non-accredited Note holders	(720)	—
Payment of common stock issuance costs by subsidiary	—	(111)
Payment of deferred financing costs	(4,271)	(360)

Net cash provided by (used in) financing activities	13,491	(11,640)

Net decrease in cash and cash equivalents	(21,766)	(65,002)

Cash and cash equivalents at beginning of period	83,414	122,722
Cash and cash equivalents at end of period	$61,648	$57,720

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”), its wholly-owned subsidiaries, and its subsidiary, Baltic Trading Limited (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands and as of June 30, 2015, is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; and the ship-owning subsidiaries as set forth below.  As of June 30, 2015, Genco Ship Management LLC is the sole owner of all of the outstanding shares of Genco Management (USA) Limited.  Additionally, as of June 30, 2015, GS&T is the sole owner of Poseidon Merger Sub Limited, a Marshall Islands corporation and an indirect wholly owned subsidiary of Genco.

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

Merger Agreement with Baltic Trading

On April 7, 2015, the Company entered into a definitive merger agreement with Baltic Trading under which the Company acquired Baltic Trading in a stock-for-stock transaction (the “Merger”).  Under the terms of the agreement, Baltic Trading became an indirect wholly-owned subsidiary of the Company, and Baltic Trading shareholders (other than the Company and its subsidiaries) received 0.216 shares of the Company’s common stock for each share of Baltic Trading’s common stock they owned at closing, with fractional shares settled in cash.  Upon consummation of the transaction on July 17, 2015, the Company’s shareholders owned approximately 84.5% of the combined company, and former Baltic Trading’s shareholders (other than the Company and its subsidiaries) owned approximately 15.5% of the combined company.  Shares of Baltic Trading’s Class B stock (all of which were owned by the Company) were canceled in the Merger.  The Company’s common stock began trading on the New York Stock Exchange after consummation of the transaction on July 20, 2015.

The Boards of Directors of both the Company and Baltic Trading established independent special committees to review the transaction and negotiate the terms on behalf of their respective companies.  Both independent special committees unanimously approved the transaction.  The Boards of Directors of both companies approved the Merger by unanimous vote of directors present and voting, with Peter C. Georgiopoulos, Chairman of the Board of each company, recused for the vote.  The Merger was approved on July 17, 2015 at the 2015 Annual Meeting of Shareholders (the “Annual Meeting”).

The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the Company currently consolidates the operations of Baltic Trading. The Baltic Trading common shares that the Company will acquire in the Merger are currently recognized as a noncontrolling interest in the condensed consolidated financial statements of the Company. Under U.S. GAAP, changes in a parent’s ownership interest in a subsidiary that do not result in the parent losing control of the subsidiary are considered equity transactions (i.e. transactions with owners in their capacity as owners) with any difference between the amount by which the noncontrolling interest is adjusted and the fair value of the consideration paid attributed to the equity of the parent. Accordingly, any difference between the fair value of the Company’s common shares issued in exchange for Baltic Trading common shares will be reflected as an adjustment to the equity in the Company. No gain or loss will be recognized in the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss) upon completion of the transaction.

Acquisition of Baltic Lion and Baltic Tiger

Additionally, on April 7, 2015, the Company entered into an agreement under which the Company acquired all of the shares of two single-purpose vessel owning entities that were wholly owned by Baltic Trading, each of which owns one Capesize drybulk vessel, specifically the Baltic Lion and Baltic Tiger, for an aggregate purchase price of $68,500, subject to reduction for $40,563 of outstanding first-mortgage debt of such single-purpose entities that is to be guaranteed by the Company.  For further details, refer to the “Impairment of vessel assets” Section in Note 2 — Summary of Significant Accounting Policies.  These transactions, which closed on April 8, 2015, were accounted for pursuant to accounting guidance under ASC 805, “Business Combinations”, for transactions amongst entities under common control.  Accordingly, the difference between the cash paid to Baltic Trading and the Company’s carrying value of the Baltic Lion and Baltic Tiger as of the closing date of $590 is reflected as an adjustment to Additional paid-in capital in the Condensed Consolidated Statements of Equity during the six months ended June 30, 2015.  The independent special committees of both companies’ Boards of Directors reviewed and approved these transactions.

Other General Information

Below is the list of GS&T’s wholly owned ship-owning subsidiaries as of June 30, 2015:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date	Year Built

Genco Reliance Limited	Genco Reliance	29,952	12/6/04	1999
Genco Vigour Limited	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05	1997
Genco Muse Limited	Genco Muse	48,913	10/14/05	2001
Genco Acheron Limited	Genco Acheron	72,495	11/7/06	1999
Genco Surprise Limited	Genco Surprise	72,495	11/17/06	1998
Genco Augustus Limited	Genco Augustus	180,151	8/17/07	2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07	2007
Genco London Limited	Genco London	177,833	9/28/07	2007
Genco Titus Limited	Genco Titus	177,729	11/15/07	2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07	2003
Genco Charger Limited	Genco Charger	28,398	12/14/07	2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07	2005
Genco Predator Limited	Genco Predator	55,407	12/20/07	2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07	2007
Genco Champion Limited	Genco Champion	28,445	1/2/08	2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08	2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08	2007
Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08	2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08	2007
Genco Hadrian Limited	Genco Hadrian	169,694	12/29/08	2008
Genco Commodus Limited	Genco Commodus	169,025	7/22/09	2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09	2009

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date	Year Built
Genco Claudius Limited	Genco Claudius	169,025	12/30/09	2010
Genco Bay Limited	Genco Bay	34,296	8/24/10	2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10	2010
Genco Avra Limited	Genco Avra	34,391	5/12/11	2011
Genco Mare Limited	Genco Mare	34,428	7/20/11	2011
Genco Spirit Limited	Genco Spirit	34,432	11/10/11	2011
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10	2009
Genco Ardennes Limited	Genco Ardennes	57,981	8/31/10	2009
Genco Auvergne Limited	Genco Auvergne	57,981	8/16/10	2009
Genco Bourgogne Limited	Genco Bourgogne	57,981	8/24/10	2010
Genco Brittany Limited	Genco Brittany	57,981	9/23/10	2010
Genco Languedoc Limited	Genco Languedoc	57,981	9/29/10	2010
Genco Loire Limited	Genco Loire	53,416	8/4/10	2009
Genco Lorraine Limited	Genco Lorraine	53,416	7/29/10	2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10	2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10	2005
Genco Provence Limited	Genco Provence	55,317	8/23/10	2004
Genco Pyrenees Limited	Genco Pyrenees	57,981	8/10/10	2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11	2011
Baltic Lion Limited	Baltic Lion	179,185	4/8/2015 (1)	2012
Baltic Tiger Limited	Genco Tiger	179,185	4/8/2015 (1)	2011

(1)         The delivery date for these vessels represents the date that the vessel was delivered from Baltic Trading to the Company.

Baltic Trading Limited was a wholly-owned indirect subsidiary of GS&T until Baltic Trading completed its initial public offering, or IPO, on March 15, 2010.  As of June 30, 2015 and December 31, 2014, Genco Investments LLC owned 6,356,471 shares of Baltic Trading’s Class B Stock, which represented a 10.85% ownership interest in Baltic Trading and 64.60% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  As a result of the Merger, Baltic Trading once again became a wholly-owned indirect subsidiary of GS&T.

Below is the list of Baltic Trading’s wholly owned ship-owning subsidiaries as of June 30, 2015:

Baltic Trading’s Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date	Year Built

Baltic Leopard Limited	Baltic Leopard	53,447	4/8/10	2009
Baltic Panther Limited	Baltic Panther	53,351	4/29/10	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10	2009
Baltic Jaguar Limited	Baltic Jaguar	53,474	5/14/10	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10	2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10	2010
Baltic Wind Limited	Baltic Wind	34,409	8/4/10	2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10	2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10	2010
Baltic Fox Limited	Baltic Fox	31,883	9/6/13	2010
Baltic Hare Limited	Baltic Hare	31,887	9/5/13	2009
Baltic Hornet Limited	Baltic Hornet	63,574	10/29/2014	2014
Baltic Wasp Limited	Baltic Wasp	63,389	1/2/2015	2015
Baltic Scorpion Limited	Baltic Scorpion	63,462	8/6/2015	2015
Baltic Mantis Limited	Baltic Mantis	64,000	Q3 2015 (1)	2015 (1)

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

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, as amended (the “2014 10-K”).  The results of operations for the three and six month periods ended June 30, 2015 and 2014 for the Successor Company and Predecessor Company, respectively, are not necessarily indicative of the operating results for the full year.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the Successor Company and the Predecessor Company for the three months ended June 30, 2015 and 2014 was $18,730 and $34,557, respectively.  Depreciation expense for vessels for the Successor Company and the Predecessor Company for the six months ended June 30, 2015 and 2014 was $37,697 and $68,717, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt).  Effective July 9, 2014, the Company increased the estimated scrap value of the vessels from $245 per lwt to $310 per lwt prospectively based on the 15-year average scrap value of steel.  During the three and six months ended June 30, 2015, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $796 and $1,583, respectively. The decrease in depreciation expense resulted in a $0.01 and $0.02 change to the basic and diluted net loss per share during the three and six months ended June 30, 2015, respectively.  The basic and diluted net loss per share would have been ($0.68) and ($1.32) per share during the three and six months ended June 30, 2015, respectively, if there were no change in the estimated scrap value.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of June 30, 2015 and December 31, 2014, the Company had an accrual of $829 and $662, respectively, related to these estimated customer claims.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. These differences in bunkers resulted in a net loss (gain) of $1,206 and ($184) during the three months ended June 30, 2015 and 2014 for the Successor Company and Predecessor Company, respectively, and $2,660 and ($249) during the six months ended June 30, 2015 and 2014 for the Successor Company and Predecessor Company, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement, as well as any adjustments to record fuel inventory at the lower of cost or market at the balance sheet date.

Impairment of vessel assets

During the three and six months ended June 30, 2015, the Successor Company recorded $0 and $35,396, respectively, related to the impairment of vessel assets in accordance with ASC 360 — “Property, Plant and Equipment” (“ASC 360”).  At March 31, 2015, the Company determined that the sale of the Baltic Lion and Baltic Tiger was more likely than not based on Baltic Trading’s expressed consideration to divest of those vessels.  Therefore, the time utilized to determine the recoverability of the carrying value of the vessel assets was significantly reduced, and after determining that the sum of the estimated undiscounted future cash flows attributable to the Baltic Lion and Baltic Tiger would not exceed the carrying value of the respective vessels, the Company reduced the carrying value of each vessel to its estimated fair value, which was determined primarily based on appraisals and third-party broker quotes.  On April 8, 2015, the Baltic Lion and Baltic Tiger entities were sold to GS&T.  Refer to Note 1 — General Information for details pertaining to the sale of these entities.

Loss on disposal of vessels

During the three and six months ended June 30, 2015, the Successor Company recorded $1,210 related to the loss on sale of vessels related to the sale of the Baltic Lion and Baltic Tiger entities to GS&T from Baltic Trading on April 8, 2015.

Noncontrolling interest

Net loss attributable to noncontrolling interest during the three and six months ended June 30, 2015 and 2014 reflects the noncontrolling interest’s share of the net loss of Baltic Trading, a subsidiary of the Company, which owns and employs drybulk vessels in the spot market, in vessel pools or on spot market-related time charters.  The spot market represents immediate chartering of a vessel, usually for single voyages.  At June 30, 2015 and December 31, 2014, the noncontrolling interest held an 89.15% economic interest in Baltic Trading while only holding 35.40% of the voting power.

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

Total revenue earned by the Successor Company for these services during the three months ended June 30, 2015 was $2,490 of which $1,671 eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $1,532 associated with these activities for the three months ended June 30, 2015.  This resulted in estimated tax expense of $711 for the three months ended June 30, 2015.  Total revenue earned by the Predecessor Company for these services during the three months ended June 30, 2014 was $1,841 of which $1,022 eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $764 associated with these activities for the three months ended June 30, 2014.  This resulted in estimated tax expense of $339 for the three months ended June 30, 2014.

Total revenue earned by the Successor Company for these services during the six months ended June 30, 2015 was $4,680 of which $3,051 eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $2,730 associated with these activities for the six months ended June 30, 2015.  This resulted in estimated tax expense of $1,229 for the six months ended

June 30, 2015.  Total revenue earned by the Predecessor Company for these services during the six months ended June 30, 2014 was $3,696 of which $2,067 eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $1,650 associated with these activities for the six months ended June 30, 2014.  This resulted in estimated tax expense of $740 for the six months ended June 30, 2014.

Baltic Trading is subject to income tax on its United States source income.  During the three months ended June 30, 2015 and 2014, Baltic Trading had United States operations that resulted in United States source income of $178 and $623, respectively.  Baltic Trading’s estimated United States income tax expense for the three months ended June 30, 2015 and 2014 was $7 and $25, respectively.

Baltic Trading is subject to income tax on its United States source income.  During the six months ended June 30, 2015 and 2014, Baltic Trading had United States operations that resulted in United States source income of $765 and $907, respectively.  Baltic Trading’s estimated United States income tax expense for the six months ended June 30, 2015 and 2014 was $31 and $37, respectively.

Recent accounting pronouncements

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  This guidance is not applicable to revolving debt arrangements. ASU 2015-03 will not change the amortization of debt issuance costs, which will continue to follow the existing accounting guidance. ASU 2015-03 will be effective for interim and annual reporting periods beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2015-03 on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption.

On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016.  The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements.

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

The following table presents a reconciliation of total voyage revenue from external (third party) customers for the Company’s two operating segments to total consolidated voyage revenue from external customers for the Company for the three and six months ended June 30, 2015 and 2014.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
Voyage revenue from external customers	2015	2014	2015	2014
GS&T	$26,959	$40,842	$53,656	$90,931
Baltic Trading	6,813	10,703	13,725	23,794
Total operating segments	33,772	51,545	67,381	114,725
Eliminating revenue	—	—	—	—
Total consolidated voyage revenue from external customers	$33,772	$51,545	$67,381	$114,725

The following table presents a reconciliation of total intersegment revenue, which eliminates upon consolidation, for the Company’s two operating segments for the three and six months ended June 30, 2015 and 2014. The intersegment revenue noted in the following table represents revenue earned by GS&T pursuant to the management agreement entered into with Baltic Trading, which includes commercial service fees, technical service fees and sale and purchase fees, if any.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
Intersegment revenue	2015	2014	2015	2014
GS&T	$1,671	$1,022	$3,051	$2,067
Baltic Trading	—	—	—	—
Total operating segments	1,671	1,022	3,051	2,067
Eliminating revenue	(1,671)	(1,022)	(3,051)	(2,067)
Total consolidated intersegment revenue	$—	$—	$—	$—

The following table presents a reconciliation of total net loss for the Company’s two operating segments to total consolidated net loss for the three and six months ended June 30, 2015 and 2014. The eliminating net (income) loss noted in the following table consists of the elimination of intercompany transactions between GS&T and Baltic Trading, as well as dividends received by GS&T from Baltic Trading for its Class B shares of Baltic Trading, if applicable.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
Net loss	2015	2014	2015	2014
GS&T	$(38,870)	$(59,874)	$(71,898)	$(98,444)
Baltic Trading	(13,088)	(5,674)	(58,899)	(9,207)
Total operating segments	(51,958)	(65,548)	(130,797)	(107,651)
Eliminating net (income) loss	(6)	9	269	145
Total consolidated net loss	$(51,952)	$(65,557)	$(131,066)	$(107,796)

The following table presents a reconciliation of total assets for the Company’s two operating segments to total consolidated assets as of June 30, 2015 and December 31, 2014. The eliminating assets noted in the following table consist of the elimination of intercompany transactions resulting from the capitalization of fees paid to GS&T by Baltic Trading as vessel assets, including related accumulated depreciation, as well as the outstanding receivable balance due to GS&T from Baltic Trading as of June 30, 2015 and December 31, 2014.

	Successor	Successor
Total assets	June 30, 2015	December 31, 2014
GS&T	$1,277,313	$1,270,923
Baltic Trading	394,375	482,415
Total operating segments	1,671,688	1,753,338
Eliminating assets	(2,088)	(425)
Total consolidated assets	$1,669,600	$1,752,913

4 - CASH FLOW INFORMATION

For the six months ended June 30, 2015, the Successor Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $673 for the Purchase of vessels, including deposits and $102 for the Purchase of other fixed assets.  Additionally, for the six months ended June 30, 2015, the Successor Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $47 associated with the Payment of deferred financing fees. Lastly, for the six months ended June 30, 2015, the Successor Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $111 associated with the Cash settlement of non-accredited Note holders.  During the six months ended June 30, 2015, the Successor Company increased the estimated amount of non-accredited holders of the Convertible Senior Notes, which was discharged on the Effective Date, that are expected to be settled in cash versus settled with common shares.

Professional fees and trustee fees in the amount of $833 were recognized by the Successor Company in Reorganization items, net for the six months ended June 30, 2015 (refer to Note 19).  During this period, $947 of professional fees and trustee fees were paid through June 30, 2015 and $198 is included in Accounts payable and accrued expenses as of June 30, 2015.

For the six months ended June 30, 2014, the Predecessor Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $250 for the Purchase of vessels, including deposits and $43 for the Purchase of other fixed assets.  For the six months ended June 30, 2014, the Predecessor Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Prepaid expenses and other current assets consisting of $20 associated with the Purchase of other fixed assets.  Additionally, for the six months ended June 30, 2014, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Liabilities subject to compromise consisting of $13,199 associated with the Payment of deferred financing fees.

Of the $20,106 of Reorganization items, net for the six months ended June 30, 2014 (refer to Note 19), $1,204 was paid through June 30, 2014 and $18,902 is included in Accounts payable and accrued expenses as of June 30, 2014.

During the six months ended June 30, 2015, the Successor Company made a reclassification of $9,694 from Deposits on vessels to Vessels, net of accumulated depreciation, due to the completion of the purchase of Baltic Wasp. No such reclassifications were made during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Predecessor Company made a reclassification of $984 from Fixed assets, net of accumulated depreciation, to Vessels, net of accumulated depreciation, for items that should be capitalized and depreciated over the remaining life of the respective vessels.

During the six months ended June 30, 2015 and 2014, cash paid for interest by the Successor Company and the Predecessor Company, net of amounts capitalized, and including bond coupon interest paid during the six months ended June 30, 2014, was $6,940 and $38,238, respectively.

During the six months ended June 30, 2015 and 2014, cash paid for estimated income taxes by the Successor Company and Predecessor Company was $1,369 and $1,495, respectively.

5 - VESSEL ACQUISITIONS

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate.  Baltic Trading agreed to purchase two such vessels, which have been renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which Baltic Trading exercised on January 8, 2014. These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The first of these vessels, the Baltic Hornet, was delivered to Baltic Trading on October 29, 2014.  The Baltic Wasp was delivered to Baltic Trading on January 2, 2015.  The Baltic Scorpion was delivered to the Company on August 6, 2015, and the Baltic Mantis is expected to be delivered during the third quarter of 2015. As of June 30, 2015 and December 31, 2014, deposits on vessels were $19,926 and $25,593, respectively.  The Company intends to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the Baltic Trading $148 Million Credit Facility as described in Note 9 — Debt, to fully finance the acquisition of the remaining two Ultramax newbuilding drybulk vessels.  On December 30, 2014, Baltic Trading paid $19,645 for the final payment due for the Baltic Wasp which was classified as noncurrent Restricted Cash in the Condensed Consolidated Balance Sheets as of December 31, 2014 as the payment was held in an escrow account and was released to the seller when the vessel was delivered to Baltic Trading on January 2, 2015.

Refer to Note 1 — General Information for a listing of the vessel delivery dates for the vessels in the Company’s fleet and the estimated delivery dates for vessels that Baltic Trading has entered into agreements to purchase.

Below market time charters, including those acquired during previous periods, were amortized as an increase to voyage revenue in the amount of $18 and $67 by the Predecessor Company during the three and six months ended June 30, 2014, respectively.  The remaining unamortized fair market value of Time charters acquired at December 31, 2014 was $0.  As part of fresh-start reporting, the remaining liability for below market time charters was written-off during the re-valuation of our liabilities.

Capitalized interest expense associated with the newbuilding contracts entered into by Baltic Trading recorded by the Successor Company and the Predecessor Company for the three months ended June 30, 2015 and 2014 was $139 and $177, respectively, and $263 and $276 for the six months ended June 30, 2015 and 2014, respectively.

6 - INVESTMENTS

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”) and Korea Line Corporation (“KLC”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company that operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  These investments are designated as Available For Sale (“AFS”) and are reported at fair value, with unrealized gains and losses recorded in equity as a component of accumulated other comprehensive income (loss) (“AOCI”).  At June 30, 2015 and December 31, 2014, the Company held 16,335,100 shares of Jinhui capital stock which is recorded at its fair value of $25,377 and $26,414, respectively, based on the last closing price during each respective quarter on June 30, 2015 and December 30, 2014, respectively.  At June 30, 2015 and December 31, 2014, the Company held 3,355 shares of KLC stock which is recorded at its fair value of $66 and $72, respectively, based on the last closing price during each respective quarter on June 30, 2015 and December 30, 2014.

The Company reviews the investment in Jinhui and KLC for impairment on a quarterly basis.  There were no impairment charges recognized for the three and six months ended June 30, 2015 and 2014.

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

Refer to Note 12 — Accumulated Other Comprehensive Income (Loss) for a breakdown of the components of AOCI.

7 — NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the year. The computation of diluted net loss per share assumes the vesting of nonvested stock awards (refer to Note 21 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 1,110,600 nonvested shares outstanding at June 30, 2015 (refer to Note 21 — Stock-Based Compensation), all are anti-dilutive.  The Successor Company’s diluted net loss per share will also reflect the assumed conversion of the equity warrants issued on the Effective Date and MIP Warrants issued by the Successor Company (refer to Note 21 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method.  The Predecessor Company’s diluted net loss per share will also reflect the assumed conversion under the Predecessor Company’s convertible debt if the impact is dilutive under the “if converted” method. The impact of the shares convertible under the Predecessor Company’s convertible notes is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The components of the denominator for the calculation of basic net loss per share and diluted net loss per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2015	2014	2015	2014

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	60,487,189	43,568,942	60,459,145	43,568,942

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	60,487,189	43,568,942	60,459,145	43,568,942

Dilutive effect of warrants	—	—	—	—

Dilutive effect of convertible notes	—	—	—	—

Dilutive effect of restricted stock awards	—	—	—	—

Weighted-average common shares outstanding, diluted	60,487,189	43,568,942	60,459,145	43,568,942

The following table sets forth a reconciliation of the net loss attributable to GS&T and the net loss attributable to GS&T for diluted net loss per share under the “if-converted” method:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2015	2014	2015	2014

Net loss attributable to GS&T	$(40,332)	$(60,524)	$(78,773)	$(99,630)

Interest expense related to convertible notes, if dilutive	—	—	—	—

Net loss attributable to GS&T for the computation of diluted net loss per share	$(40,332)	$(60,524)	$(78,773)	$(99,630)

8 - RELATED PARTY TRANSACTIONS

The following represent related party transactions reflected in these condensed consolidated financial statements:

Until December 31, 2014, the Company made available employees performing internal audit services to Gener8 Maritime, Inc., formerly General Maritime Corporation (“Gener8”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.  For the six months ended June 30, 2014, the Predecessor Company invoiced $72 to Gener8, which includes time associated with such internal audit services and other expenditures.  Additionally, during the six months ended June 30, 2015 and 2014, the Successor Company and Predecessor Company incurred travel and other office related expenditures totaling $53 and $49, respectively, reimbursable to Gener8 or its service provider.  At June 30, 2015 and December 31, 2014, the amount due to Gener8 from the Company was $8 and $41, respectively.

During the six months ended June 30, 2015 and 2014, the Successor Company and Predecessor Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $8 and $3, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At June 30, 2015 and December 31, 2014, the amount due to Constantine Georgiopoulos was $2 and $9, respectively.

GS&T and Baltic Trading have entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in their fleets.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is Chairman of the Board of Aegean.  During the six months ended June 30, 2015 and 2014, Aegean supplied lubricating oils to the Successor Company and Predecessor Company’s vessels aggregating $663 and $1,087, respectively.  At June 30, 2015 and December 31, 2014, $287 and $267 remained outstanding, respectively.

During the six months ended June 30, 2015 and 2014, the Successor Company and Predecessor Company invoiced MEP for technical services provided and expenses paid on MEP’s behalf aggregating $1,596 and $1,671, respectively.  Peter C. Georgiopoulos, Chairman of the Board, controls and has a minority interest in MEP.  At June 30, 2015 and December 31, 2014, $1,311 and $10, respectively, was due to the Company from MEP.  Total service revenue earned by the Successor Company and the Predecessor Company for technical service provided to MEP for the six months ended June 30, 2015 and 2014 was $1,629 and $1,629, respectively.

9 - DEBT

Long-term debt consists of the following:

	Successor	Successor
	June 30, 2015	December 31, 2014

$100 Million Term Loan Facility	$63,946	$67,792
$253 Million Term Loan Facility	155,418	165,568
$44 Million Term Loan Facility	39,875	41,250
2015 Revolving Credit Facility	25,000	—
2010 Baltic Trading Credit Facility	—	102,250
Baltic Trading $148 Million Credit Facility	112,553	—
Baltic Trading $22 Million Term Loan Facility	19,375	20,125
2014 Baltic Trading Term Loan Facilities	32,450	33,150
Less: Current portion	(44,792)	(34,324)

Long-term debt	$403,825	$395,811

Amendment and Consent Agreements Related to the Merger

On July 14, 2015, Baltic Trading and certain of its wholly owned subsidiaries entered into agreements (the “Amendment and Consent Agreements”) to amend, provide consents under, or waive certain provisions of the Baltic Trading $22 Million Term Loan Facility (as defined below), 2014 Baltic Trading Term Loan Facilities (as defined below) and the Baltic Trading $148 Million Credit Facility (as defined below) (each a “Facility” and collectively the “Facilities”).  The Amendment and Consent Agreements implemented, among other things, the following:

•                  The existing covenants measuring collateral maintenance under the 2014 Baltic Trading Term Loan Facilities were amended as follows: the minimum fair market value of vessels pledged as security (together with the value of any additional collateral) is required to be (i) for the period from June 30, 2015 up to and including December 30, 2015, 125% of the amount outstanding under such Facilities; (ii) for the period from December 31, 2015 up to and including March 30, 2016, 130% of such amount; and (iii) for the period from March 31, 2016 and thereafter, 135% of such amount.

•                  The existing covenant measuring collateral maintenance under the Baltic Trading $22 Million Term Loan Facility was amended so that through and including the period ending June 30, 2016, the minimum fair market value of vessels mortgaged under such Facility is required to be 110% of the amount outstanding under such Facility.

•                  Under the Baltic Trading $148 Million Credit Facility, the existing covenant measuring collateral maintenance was amended so that through and including the period ending December 31, 2015, the minimum fair market value of vessels mortgaged under such Facility is required to be 130% of the amount outstanding under such Facility and thereafter, 140% of such amount, except that for the period through and including the period ending December 31, 2015, such percentage shall be increased to 140% at the time of funding of the term loan for the Baltic Scorpion on August 3, 2015.  Refer to Note 23 — Subsequent events.

•                  The calculation of the minimum consolidated net worth was reduced by $30,730 to $270,150 under each Facility to account for the reduction of equity due to the impairment associated with the sale of the Baltic Tiger and Baltic Lion vessels.

•                  The measurement of the maximum leverage ratio under each Facility was amended to exclude from the numerator thereof (which is the amount of indebtedness included in the calculation of such financial covenant) any committed but undrawn working capital lines.

•                  Under the Baltic Trading $148 Million Credit Facility, following consummation of the Merger on July 17, 2015, the amount of cash to be held by the administrative agent under such Facility (or otherwise remaining undrawn under certain working capital lines) for each collateral vessel mortgaged under such Facility, as required under the under the minimum liquidity covenant under such Facility, was amended to an amount of $750 per vessel.

•                  Following completion of the Merger on July 17, 2015, all corporate wide financial covenants of Baltic Trading are to be measured on a consolidated basis with Genco (the “Consolidated Covenant Amendments”).

•                  Waivers or consents under the Facilities to permit the delisting of Baltic Trading’s stock on the New York Stock Exchange (which constitutes a change of control under each such Facility) and the termination of the Management Agreement, dated as of March 15, 2010, by and between Genco and Baltic Trading.

•                  Waivers or consents under each of the Facilities to permit the Merger.

•                  Waivers or consents to certain covenants under each of the Facilities to the extent such covenants would otherwise be breached as a result of the Merger.

On July 17, 2015, when the Merger was completed, the Company executed a guaranty of the obligations of the borrowers under each of the Facilities.  The execution of the guarantees, together with certain other items that were previously delivered, satisfied all conditions to the effectiveness of all provisions of the Amendment and Consent Agreements.

$100 Million Term Loan Facility

On August 12, 2010, the Company entered into the $100 Million Term Loan Facility. As of June 30, 2015, the Company has utilized its maximum borrowing capacity of $100,000. The Company has used the $100 Million Term Loan Facility to fund or refund the Company a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies.  As of June 30, 2015, there was no availability under the $100 Million Term Loan Facility.  At June 30, 2015 and December 31, 2014, the total outstanding debt balance was $63,946 and $67,792, respectively.

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

•                  The fleetwide minimum liquidity covenant was amended to allow up to 50% of the required amount of $750 per vessel in cash to be satisfied with undrawn working capital lines with a remaining availability period of more than six months.

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

As of June 30, 2015, the Company believes it is in compliance with all of the financial covenants under the $100 Million Term Loan Facility, as amended.

Following the procurement of updated valuations in February 2015, the Company was not in compliance with the collateral maintenance test of a ratio of 130%. The collateral measurement was 122.4%, representing an approximate shortfall of $5,150.  Under the terms of the credit facility the Company would need to cover such shortfall within 30 days from the time it is notified by the agent.  The Company was not notified by the agent to take any remedial actions, However, on April 24, 2015, the Company added one of its unencumbered Handysize vessels, the Genco Sugar, as additional collateral to cover the shortfall and satisfy the collateral maintenance test.  The next date that valuations under this credit facility will be required is on or around August 17, 2015.

$253 Million Term Loan Facility

On August 20, 2010, the Company entered into the $253 Million Term Loan Facility.  As of June 30, 2015, the Company has utilized its maximum borrowing capacity of $253,000 to fund or refund to the Company a portion of the purchase price of the 13 vessels purchased from Bourbon SA during the third quarter of 2010 and first quarter of 2011.  As of June 30, 2015, there was no availability under the $253 Million Term Loan Facility.  At June 30, 2015 and December 31, 2014, the total outstanding debt balance was $155,418 and $165,568, respectively.

Pursuant to the amendment to the $253 Million Term Loan Facility that was entered into on December 21, 2011 and the August 2012 Agreements, the maximum leverage ratio covenant and the minimum permitted consolidated interest ratio covenant were waived for the periods ending on and including December 31, 2013.

As of June 30, 2015 and December 31, 2014, the Company has deposited $9,750 that has been reflected as Restricted cash.  Restricted cash will be released only if the underlying collateral is sold or disposed of.

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

As of June 30, 2015, the Company believes it is in compliance with all of the financial covenants under the Amended and Restated $253 Million Term Loan Facility, except for the 135% collateral maintenance test.  The actual percentage measured by the Company was 129.2% at June 30, 2015, including the additional collateral as described below, and 133.5% on July 9, 2015 following the Company’s scheduled amortization payment of $5,075.  Under the terms of the credit facility, the Company would need to remedy such shortfall within 30 days from the time it is requested by the agent.  During July 2015, the Company added five of its unencumbered vessels, the Genco Thunder, the Genco Raptor, the Genco Challenger, the Genco Reliance and the Genco Explorer, as additional collateral under this facility. In order to maintain compliance with the collateral maintenance test, the Company has also been in communication with the facility’s agent and prepaid $1,650 of the outstanding indebtedness on July 29, 2015, which the lenders have agreed will reduce the scheduled amortization payment of $5,075 that will be due in October 2015.

$44 Million Term Loan Facility

On December 3, 2013, Baltic Tiger Limited and Baltic Lion Limited, wholly-owned subsidiaries of Baltic Trading, entered into a secured loan agreement with DVB Bank SE for a term loan facility of up to $44,000 (the “$44 Million Term Loan Facility”). Amounts borrowed and repaid under the $44 Million Term Loan Facility may not be reborrowed.  The $44 Million Term Loan Facility has a maturity date of the sixth anniversary of the drawdown date for borrowings for the second vessel to be purchased, or December 23, 2019.  Borrowings under the $44 Million Term Loan Facility bear interest at the three-month LIBOR rate plus an applicable margin of 3.35% per annum. A commitment fee of 0.75% per annum is payable on the unused daily portion of the credit facility, which began accruing on December 3, 2013 and ended on December 23, 2013, the date which the entire $44,000 was borrowed.  Borrowings are to be repaid in 23 quarterly installments of $688 each commencing three months after the last drawdown date, or March 24, 2014, and a final payment of $28,188 due on the maturity date.

Borrowings under the $44 Million Term Loan Facility are to be secured by liens on the Company’s vessels to be financed or refinanced with borrowings under the facility, namely the Baltic Tiger and the Baltic Lion, and other related assets. Upon the prepayment of $18,000 plus any additional amounts necessary to maintain compliance with the collateral maintenance covenant, Baltic Trading may have the lien on the Baltic Tiger released. Under a Guarantee and Indemnity entered into concurrently with the

$44 Million Term Loan Facility, Baltic Trading agreed to guarantee the obligations of its subsidiaries under the $44 Million Term Loan Facility.

On December 23, 2013, Baltic Tiger Limited and Baltic Lion Limited made drawdowns of $21,400 and $22,600 for the Baltic Tiger and Baltic Lion, respectively.  As of June 30, 2015, the Company has utilized its maximum borrowing capacity of $44,000 and there was no further availability.  At June 30, 2015 and December 31, 2014, the total outstanding debt balance was $39,875 and $41,250, respectively.

As of June 30, 2015, the Company believes it is in compliance with all of the financial covenants under the $44 Million Term Loan Facility.

On April 8, 2015, the Company acquired the entities owning the Baltic Lion and Baltic Tiger and succeeded Baltic Trading as the guarantor of the outstanding debt under the $44 Million Term Loan Facility.  Refer to Note 1 — General Information for further information regarding the sale of these entities to the Company.

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

Borrowings under the 2015 Revolving Credit Facility will be used for general corporate purposes including “working capital” (as defined in the 2015 Revolving Credit Facility) and to finance the purchase of drybulk vessels.  The 2015 Revolving Credit Facility has a maturity date of April 7, 2020.  Borrowings under the 2015 Revolving Credit Facility bear interest at LIBOR plus a margin based on a combination of utilization levels under the 2015 Revolving Credit Facility and a security maintenance cover ranging from 3.40% per annum to 4.25% per annum.  The commitment under the 2015 Revolving Credit Facility is subject to quarterly reductions of $1,641 to $4,137 depending on the total amount committed.  Borrowings under the 2015 Revolving Credit Facility are subject to 20 equal consecutive quarterly installment repayments commencing three months after the date of the loan agreement, or July 7, 2015.  A commitment fee of 1.5% per annum is payable on the undrawn amount of the maximum loan amount.

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

On April 8, 2015, the Company drew down $25,000 on the 2015 Revolving Credit Facility for working capital purposes and to partially fund the purchase of the Baltic Lion and Baltic Tiger from Baltic Trading.  At June 30, 2015 and December 31, 2014, the total outstanding debt balance was $25,000 and $0, respectively. Additionally, on July 10, 2015, the Company drew down $10,000 on the 2015 Revolving Credit Facility for working capital purposes.

As of June 30, 2015, the Company believes it is in compliance with all of the financial covenants under the 2015 Revolving Credit Facility.

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

On September 4, 2013, Baltic Hare Limited and Baltic Fox Limited made drawdowns of $10,730 and $11,270 for the Baltic Hare and the Baltic Fox, respectively.  As of June 30, 2015, Baltic Trading has utilized its maximum borrowing capacity of $22,000, and there was no further availability.  At June 30, 2015 and December 31, 2014, the total outstanding debt balance was $19,375 and $20,125, respectively.

As of June 30, 2015 the Company believes Baltic Trading is in compliance with all of the financial covenants under the Baltic Trading $22 Million Term Loan Facility.

Refer to “Amendment and Consent Agreements Related to the Merger” section above for discussion of the amendments, consents and waiver agreements entered into on July 14, 2015 by Baltic Trading related to the Baltic Trading $22 Million Term Loan Facility.  Upon the completion of the Merger on July 17, 2015, the Company executed a guaranty of the obligations of the borrowers under the Baltic Trading $22 Million Term Loan Facility.

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

On October 24, 2014, Baltic Trading drew down $16,800 for the purchase of the Baltic Hornet, which was delivered on October 29, 2014.  Additionally, on December 30, 2014, Baltic Trading drew down $16,350 for the purchase of the Baltic Wasp, which was delivered on January 2, 2015.  As of June 30, 2015, Baltic Trading has utilized its maximum borrowing capacity and there was no further availability.  At June 30, 2015 and December 31, 2014, the total outstanding debt balance was $32,450 and $33,150, respectively.

As of June 30, 2015, the Company believes Baltic Trading is in compliance with all of the financial covenants under the 2014 Baltic Trading Term Loan Facilities.

Refer to “Amendment and Consent Agreements Related to the Merger” section above for discussion of the amendments, consents and waiver agreements entered into on July 14, 2015 by Baltic Trading related to the 2014 Baltic Trading Term Loan Facilities.  Upon the completion of the Merger on July 17, 2015, the Company executed a guaranty of the obligations of the borrowers under the 2014 Baltic Trading Term Loan Facilities.

Baltic Trading $148 Million Credit Facility

On December 31, 2014, Baltic Trading entered into a $148,000 senior secured credit facility with Nordea Bank Finland plc, New York Branch (“Nordea”), as Administrative and Security Agent, Nordea and Skandinaviska Enskilda Banken AB (Publ) (“SEB”), as Mandated Lead Arrangers, Nordea, as Bookrunner, and the lenders (including Nordea and SEB) party thereto (the “Baltic Trading $148 Million Credit Facility”).  The Baltic Trading $148 Million Credit Facility is comprised of an $115,000 revolving credit facility and $33,000 term loan facility.  Borrowings under the revolving credit facility were used to refinance Baltic Trading’s outstanding indebtedness under the 2010 Baltic Trading Credit Facility.  Amounts borrowed under the revolving credit facility of the Baltic Trading $148 Million Credit Facility may be re-borrowed.  Borrowings under the term loan facility of the Baltic Trading $148 Million Credit Facility may be incurred pursuant to two single term loans in an amount of $16,500 each that will be used to finance, in part, the purchase of two newbuilding Ultramax vessels that Baltic Trading has agreed to acquire, namely the Baltic Scorpion and Baltic Mantis.  Amounts borrowed under the term loan facility of the Baltic Trading $148 Million Credit Facility may not be re-borrowed.

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

As of June 30, 2015, $33,000 remained available under the Baltic Trading $148 Million Credit Facility which represents the $33,000 term loan facility.  On August 3, 2015, the Company drew down $16,500 on the term loan facility for the purchase of the Baltic Scorpion. Refer to Note 23 — Subsequent Events.

On January 7, 2015, Baltic Trading drew down $104,500 from the revolving credit facility of the Baltic Trading $148 Million Credit Facility.  Using these borrowings, Baltic Trading repaid the $102,250 outstanding under the 2010 Baltic Trading Facility.  Additionally, on February 27, 2015, Baltic Trading drew down $10,500 from the revolving credit facility of the Baltic Trading $148 Million Credit Facility.  Therefore, as of June 30, 2015, there was no remaining availability under the revolving credit facility of the Baltic Trading $148 Million Credit Facility.  At June 30, 2015 and December 31, 2014, the total outstanding debt balance was $112,553 and $0, respectively.

As of June 30, 2015, the Company believes Baltic Trading is in compliance with all of the financial covenants under the Baltic Trading $148 Million Credit Facility, except for the 140% collateral maintenance test.  The actual percentage measured by the Company was 132.0% at June 30, 2015.  Under the credit facility terms then in effect, we were required to remedy such a shortfall within 60 days; however, the collateral maintenance requirement was amended prior to the expiration of such period such that we were in compliance.  See “Amendment and Consent Agreements Related to the Merger” section.

Refer to “Amendment and Consent Agreements Related to the Merger” section above for discussion of the amendments, consents and waiver agreements entered into on July 14, 2015 by Baltic Trading related to the Baltic Trading $148 Million Credit Facility.  Upon the completion of the Merger on July 17, 2015, the Company executed a guaranty of the obligations of the borrowers under the Baltic Trading $148 Million Credit Facility.

As per the Amendment and Consent Agreements, the collateral maintenance will increase to 140% from 130% upon the funding of the initial term loan draw down on the facility.  During August 2015, the Company added two of its unencumbered Handysize vessels, the Genco Pioneer and Genco Progress, as additional collateral to cover any potential shortfall of the collateral maintenance test.

Interest rates

The following tables sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees.  For the Predecessor Company for the six months ended June 30, 2014, the effective interest rate also included the rate differential between the pay fixed, receive variable rate on the interest rate swap agreements that were in effect (refer to Note 11 — Interest Rate Swap Agreements), combined, as well as the 1.0% facility fee for the credit agreement entered into on July 20, 2017 with DnB Nor Bank ASA (the “2007 Credit Facility”) which was terminated on the Effective Date.  The following table also includes the range of interest rates on the debt, excluding the impact of swaps and unused commitment fees, if applicable:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2015	2014	2015	2014
Effective Interest Rate	3.54%	4.31%	3.54%	4.33%
Range of Interest Rates (excluding impact of swaps and unused commitment fees)	2.76% to 3.77%	3.15% to 5.15%	2.73% to 3.77%	3.15% to 5.15%

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

The following table provides additional information about the Predecessor Company’s 2010 Notes:

	Predecessor
	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Effective interest rate on liability component	10.0%	10.0%
Cash interest expense recognized	$345	$1,886
Non-cash interest expense recognized	293	1,592
Non-cash deferred financing amortization costs included in interest expense	39	216

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

As of June 30, 2015 and December 31, 2014 the Company did not have any interest rate swap agreements.

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

Changes in AOCI by Component

For the Three-Month Period Ended June 30, 2015

Successor Company

Net Unrealized Gain (Loss) on Investments
AOCI — April 1, 2015	$(22,958)

OCI before reclassifications	(3,402)
Amounts reclassified from AOCI	—
Net current-period OCI	(3,402)

AOCI — June 30, 2015	$(26,360)

Changes in AOCI by Component

For the Three-Month Period Ended June 30, 2014

Predecessor Company

	Net Unrealized Gain (Loss) on Cash Flow Hedges	Net Unrealized Gain on Investments	Total
AOCI — April 1, 2014	$(5,748)	$46,483	$40,735

OCI before reclassifications	—	(13,737)	(13,737)
Amounts reclassified from AOCI	1,078	—	1,078
Net current-period OCI	1,078	(13,737)	(12,659)

AOCI — June 30, 2014	$(4,670)	$32,746	$28,076

Changes in AOCI by Component

For the Six-Month Period Ended June 30, 2015

Successor Company

Net Unrealized Gain (Loss) on Investments
AOCI — January 1, 2015	$(25,317)

OCI before reclassifications	(1,043)
Amounts reclassified from AOCI	—
Net current-period OCI	(1,043)

AOCI — June 30, 2015	$(26,360)

Changes in AOCI by Component

For the Six-Month Period Ended June 30, 2014

Predecessor Company

	Net Unrealized Gain (Loss) on Cash Flow Hedges	Net Unrealized Gain on Investments	Total
AOCI — January 1, 2014	$(6,976)	$60,698	$53,722

OCI before reclassifications	(179)	(27,952)	(28,131)
Amounts reclassified from AOCI	2,485	—	2,485
Net current-period OCI	2,306	(27,952)	(25,646)

AOCI — June 30, 2014	$(4,670)	$32,746	$28,076

Reclassifications Out of AOCI

For the Three-Month Periods Ended June 30, 2015 and 2014

	Amount Reclassified from AOCI
	Successor	Predecessor
Details about AOCI Components	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Net Loss is Presented
Gains and losses on cash flow hedges
Interest rate contracts	$—	$1,078	Interest expense

Total reclassifications for the period	$—	$1,078

Reclassifications Out of AOCI

For the Six-Month Periods Ended June 30, 2015 and 2014

	Amount Reclassified from AOCI
	Successor	Predecessor
Details about AOCI Components	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Net Loss is Presented
Gains and losses on cash flow hedges
Interest rate contracts	$—	$2,485	Interest expense

Total reclassifications for the period	$—	$2,485

13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at June 30, 2015 and December 31, 2014 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	Successor
	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$61,648	$61,648	$83,414	$83,414
Restricted cash	10,050	10,050	29,695	29,695
Floating rate debt	448,617	448,617	430,135	430,135

The fair value of the floating rate debt under the Amended and Restated $100 Million Term Loan Facility and the Amended and Restated $253 Million Term Loan Facility are based on rates obtained upon our emergence from Chapter 11 on the Effective Date and there were no changes to rates pursuant to the April 2015 Amendments.   The fair value of the floating rate debt under the $44 Million Term Loan Facility is based on rates that Baltic Trading initially obtained on the effective date of the facility, and there were no changes to rates pursuant to the Guarantee and Indemnity entered into by the Company during April 2015.  The fair value of the floating rate debt under the 2015 Revolving Credit Facility is based on rates the Company recently obtained upon the effective date of the facility on April 7, 2015.   The fair value of the Baltic Trading $148 Million Credit Facility, Baltic Trading $22 Million Term Loan Facility and the 2014 Baltic Trading Term Loan Facilities is based on rates that Baltic Trading initially obtained upon the effective dates of these facilities which did not change pursuant to the Amendment and Consent Agreements effective on July 14, 2015. Refer to Note 9 — Debt for further information.  Additionally, the Company considers its creditworthiness in determining the fair value of floating rate debt under the credit facilities.  The carrying value approximates the fair market value for these floating rate loans.  The carrying amounts of the Company’s other financial instruments at June 30, 2015 and December 31, 2014 (principally Due from charterers and Accounts payable and accrued expenses), approximate fair values because of the relatively short maturity of these instruments.

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

As of June 30, 2015 and December 31, 2014, the fair values of the Company’s financial assets and liabilities are categorized as follows:

	Successor
	June 30, 2015
	Total	Quoted Market Prices in Active Markets (Level 1)
Investments	$25,443	$25,443

	Successor
	December 31, 2014
	Total	Quoted Market Prices in Active Markets (Level 1)
Investments	$26,486	$26,486

The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company also holds an investment in the stock of KLC, which is classified as a long-term investment.  The stock of KLC is publicly traded on the Korea Stock Exchange and is considered a Level 1 item.  Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transaction amongst third parties. The Company did not have any Level 3 financial assets or liabilities as of June 30, 2015 and December 31, 2014.

14 - PREPAID EXPENSES AND OTHER CURRENT AND NONCURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	Successor	Successor
	June 30, 2015	December 31, 2014
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$11,459	$11,018
Prepaid items	4,552	4,638
Insurance receivable	2,474	1,951
Other	4,131	4,816
Total prepaid expenses and other current assets	$22,616	$22,423

Other noncurrent assets in the amount of $514 at June 30, 2015 and December 31, 2014 represent the security deposit related to the operating lease entered into effective April 4, 2011. Refer to Note 20 — Commitments and Contingencies for further information related to the lease agreement.

15 — DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities and other debt offerings and amending existing loan facilities. These costs are amortized over the life of the related debt and are included in interest expense.  Refer to Note 9 — Debt for further information regarding the existing loan facilities.

Total net deferred financing costs consist of the following as of June 30, 2015 and December 31, 2014:

	Successor	Successor
	June 30, 2015	December 31, 2014

$100 Million Term Loan Facility	$1,656	$1,492
$253 Million Term Loan Facility	3,485	3,135
$44 Million Term Loan Facility	862	758
2015 Revolving Credit Facility	1,254	—
Baltic Trading $148 Million Credit Facility	3,456	3,233
Baltic Trading $22 Million Term Loan Facility	544	529
2014 Baltic Trading Term Loan Facilities	1,871	1,853
Total deferred financing costs	13,128	11,000
Less: accumulated amortization	1,780	729
Total	$11,348	$10,271

Amortization expense for deferred financing costs for the Successor Company and the Predecessor Company for the three months ended June 30, 2015 and 2014 was $564 and $2,071, respectively.  Amortization expense for deferred financing costs for the Successor Company and the Predecessor Company for the six months ended June 30, 2015 and 2014 was $1,051 and $4,291, respectively.  This amortization expense is recorded as a component of Interest expense in the Condensed Consolidated Statements of Operations.

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

16 - FIXED ASSETS

Fixed assets consist of the following:

	Successor	Successor
	June 30, 2015	December 31, 2014
Fixed assets, at cost:
Vessel equipment	$649	$229
Furniture and fixtures	462	462
Computer equipment	142	129
Total costs	1,253	820
Less: accumulated depreciation and amortization	236	119
Total	$1,017	$701

Depreciation and amortization expense for fixed assets for the Successor Company and the Predecessor Company for the three months ended June 30, 2015 and 2014 was $66 and $220, respectively.  Depreciation and amortization expense for fixed assets for the Successor Company and the Predecessor Company for the six months ended June 30, 2015 and 2014 was $117 and $439, respectively.  Refer to Note 4 — Cash Flow Information for information regarding the reclassification from fixed assets to vessels assets during the six months ended June 30, 2014.

17 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	Successor	Successor
	June 30, 2015	December 31, 2014
Accounts payable	$10,600	$9,921
Accrued general and administrative expenses	9,281	5,894
Accrued vessel operating expenses	13,251	12,402
Total	$33,132	$28,217

18 — REVENUE FROM TIME CHARTERS

Total voyage revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters, for the three months ended June 30, 2015 and 2014 for the Successor Company and the Predecessor Company was $33,772 and $51,545, respectively, and for the six months ended June 30, 2015 and 2014 was $67,381 and $114,725, respectively.  There was no profit sharing revenue earned during the three and six months ended June 30, 2015 and 2014.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of August 3, 2015, is expected to be $3,515 for the remainder of 2015, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For drydockings, the Company assumes twenty days of offhire.  Future minimum revenue excludes revenue earned for the vessels currently in pool arrangements and vessels that are currently on or will be on spot market-related time charters, as spot rates cannot be estimated, as well as profit sharing revenue.

19 — REORGANIZATION ITEMS, NET

Reorganization items, net represent amounts incurred and recovered subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2015	2014	2015	2014
Professional fees incurred	$198	$19,855	$476	$19,855
Trustee fees incurred	115	251	357	251
Total reorganization fees	$313	$20,106	$833	$20,106

Gain on settlement of liabilities subject to compromise	$—	$—	$—	$—
Net gain on debt and equity discharge and issuance	—	—	—	—
Fresh-start reporting adjustments	—	—	—	—
Total fresh-start adjustment	$—	$—	$—	$—

Total reorganization items, net	$313	$20,106	$833	$20,106

20 — COMMITMENTS AND CONTINGENCIES

In September 2005, the Company entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  On January 6, 2012, the Company ceased the use of this space.  During the three and six months ended June 30, 2014, the Predecessor Company recorded net rent expense of ($28) related to this lease agreement.  Pursuant to the Plan that was approved by the Bankruptcy Court, the Debtors rejected the lease agreement on the Effective Date and the Company believes that it will owe the lessor the remaining liability.

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011. Following the expiration of the free base rental period, the monthly base rental payments are $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor was obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that will commence immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the entire lease from June 1, 2011 to September 30, 2025 was $130 for the Predecessor Company.  On the Effective Date, a revised straight-line rent calculation was completed as part of fresh-start reporting.  The revised monthly straight-line rental expense for the remaining term of the lease from the Effective Date to September 30, 2025 is $150.  The Company had a long-term lease obligation at June 30, 2015 and December 31, 2014 of $789 and $390, respectively.  Rent expense pertaining to this lease recorded by the Successor Company and the Predecessor Company for the three months ended June 30, 2015 and 2014 was $452 and $390, respectively, and $904 and $779 for the six months ended June 30, 2015 and 2014, respectively.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $538 for the remainder of 2015, $1,076 annually for 2016 and 2017, $916 for 2018, $2,230 for 2019 and a total of $13,360 for the remaining term of the lease.

21 — STOCK-BASED COMPENSATION

Genco Shipping & Trading — Predecessor Company

Under the Plan that was approved by the Bankruptcy Court, on the Effective Date, the 880,465 unvested shares that were issued under the Genco Shipping & Trading Limited 2005 and 2012 Equity Incentive Plans (the “GS&T Plans”) were deemed vested automatically and equity warrants were issued.

There were no shares that vested under the GS&T Plans during the six months ended June 30, 2014 for the Predecessor Company.

For the three and six months ended June 30, 2014 the Predecessor Company recognized nonvested stock amortization expense for the GS&T Plans, which is included in General, administrative and management fees, as follows:

	Predecessor
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
General, administrative and management fees	$393	$820

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

For the three and six months ended June 30, 2015, the Successor Company recognized amortization expense of the fair value of these warrants of $8,289 and $16,488, respectively, which is included in the Company’s Condensed Consolidated Statements of Operations as a component of General, administrative and management fees. Amortization of the unamortized stock-based compensation balance of $24,558 as of June 30, 2015 is expected to be expensed $9,453, $11,496, and $3,609 during the remainder of 2015 and during the years ending December 31, 2016 and 2017, respectively.  The following table summarizes all the warrant activity for the six months ended June 30, 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2015 - Successor	8,557,461	$30.31	$6.36
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at June 30, 2015 - Successor	8,557,461	$30.31	$6.36

The following table summarizes certain information about the warrants outstanding as of June 30, 2015:

	Warrants Outstanding, June 30, 2015			Warrants Exercisable, June 30, 2015
Weighted
		Weighted	Average		Weighted
Weighted Average Exercise Price	Number of Warrants	Average Exercise Price	Remaining Contractual Life	Number of Warrants	Average Exercise Price
$30.31	8,557,461	$30.31	5.11	—	—

The nonvested stock awards granted under the MIP will vest ratably on each of the three anniversaries of the determined vesting date of August 7, 2014.  The table below summarizes the Successor Company’s nonvested stock awards for the six months ended June 30, 2015 which were issued under the MIP:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2015 - Successor	1,110,600	$20.00
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at June 30, 2015 - Successor	1,110,600	$20.00

There were no shares that vested under the MIP during the six months ended June 30, 2015 for the Successor Company.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and six months ended June 30, 2015, the Successor Company recognized nonvested stock amortization expense for the MIP restricted shares, which is included in General, administrative and management fees, as follows:

	Successor
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
General, administrative and management fees	$3,382	$6,727

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2015, unrecognized compensation cost of $10,021 related to nonvested stock will be recognized over a weighted-average period of 2.11 years.

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

The following table presents a summary of Baltic Trading’s nonvested stock awards for the six months ended June 30, 2015 under the Baltic Trading Plan:

	Number of Baltic Trading Common Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2015	1,941,844	$3.80
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at June 30, 2015	1,941,844	$3.80

The total fair value of shares that vested under the Baltic Trading Plan during the six months ended June 30, 2015 and 2014 was $0 and $1,143, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and six months ended June 30, 2015 and 2014, the Successor Company and the Predecessor Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in General, administrative and management fees, as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2015	2014	2015	2014
General, administrative and management fees	$791	$908	$1,608	$1,871

The Company is amortizing Baltic Trading’s grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2015, unrecognized compensation cost of $3,666 related to nonvested stock will be recognized over a weighted-average period of 2.79 years.

When the Merger was completed on July 17, 2015, the 1,941,844 nonvested shares issued under the Baltic Trading Plan vested automatically and received the same consideration in the Merger as holders of Baltic Trading’s common stock.  Refer to Note 1 — General Information for further information regarding the Merger.

22 - LEGAL PROCEEDINGS

Refer to Note 1 — General Information for information concerning the Chapter 11 Cases.

On March 28, 2014, the Genco Auvergne was arrested due to a disputed claim with the charterer of one of the Company’s other vessels, namely the Genco Ardennes. In order for the Company to release the Genco Auvergne from its arrest, the Company entered into a cash collateralized $900 bank guarantee with Skandinaviska Enskilda Banken AB (the “SEB Bank Guarantee”) on April 3, 2014. The vessel has since been released from its arrest and the bank guarantee was released from escrow to the Company on June 22, 2015 after the arbitration related to this case was completed. The SEB Bank Guarantee resulted in additional indebtedness by the Company. As the Company was in default under the covenants of its 2007 Credit Facility due to the default on a scheduled debt amortization payment due on March 31, 2014, on April 3, 2014 the Company received a consent from the lenders under the 2007 Credit Facility to incur this additional indebtedness. Also, under the $253 Million Term Loan Facility for which the Genco Auvergne is collateralized, the Company may not incur additional indebtedness related to its collateralized vessels under this facility. The Company also received a consent from the lenders under the $253 Million Term Loan Facility on April 3, 2014 in order to enter the SEB Bank Guarantee.

In April 2015, six class action complaints were filed in the Supreme Court of the State of New York, County of New York, styled Erol Sarikaya v. Peter C. Georgiopoulos et al., Index No. 651244/2015, filed on April 15, 2015, voluntarily dismissed, and refiled as Joshua Bourne v. Peter C. Georgiopoulos et al., Index No. 651429/2015, filed on April 28, 2015, Justin Wilson v. Baltic Trading Ltd., et al., Index No. 651241/2015, filed on April 15, 2015, Sangeetha Ganesan v. Baltic Trading Limited et al., Index No. 651279/2015, filed on April 17, 2015, Edward Braunstein v. Peter C. Georgiopoulos et al., Index No. 651368/2015, filed on April 23, 2015, Larry Williams v. Baltic Trading Ltd., et al., Index No. 651371/2015, filed on April 23, 2015, and Larry Goldstein and Bernhard Stomporowski v. John C. Wobensmith et al., Index No. 651407/2015, filed on April 27, 2015. All six complaints purport to be brought by and on behalf of the Baltic Trading’s shareholders. The plaintiff in each action alleges the proposed merger does not fairly compensate Baltic Trading’s shareholders and undervalues Baltic Trading. Each lawsuit names as defendants some or all of the Company, Baltic Trading, the individual members of Baltic Trading’s board, the Company’s and Baltic Trading’s President, and the Company’s merger subsidiary. The claims generally allege (i) breaches of fiduciary duties of good faith, due care, disclosure to shareholders, and loyalty, including for failing to maximize shareholder value, and (ii) aiding and abetting those breaches. Among other relief, the complaints seek an injunction against the merger, declaratory judgments that the individual defendants breached fiduciary duties, rescission of the merger agreement, and unspecified damages.  On May 26, 2015, the six above described actions were consolidated under the caption In Re Baltic Trading Ltd. Stockholder Litigation, Index No. 651241/2015, and a consolidated class action complaint was filed on June 10, 2015 (the “Consolidated Complaint”).

On June 30, 2015, Defendants moved to dismiss the Consolidated Complaint in its entirety; that motion is pending.  On July 9, 2015, plaintiffs in that action moved to enjoin the merger vote, scheduled to take place on July 17, 2015.  The motion was thereafter fully briefed and argued on July 15, 2015.  The motion to enjoin the vote was denied.  Plaintiffs sought an emergency injunction and temporary restraining order from the New York State Appellate Division, First Department the following day, on July 16, 2015.  The Appellate Division denied the request, and the vote, and subsequent merger, proceeded as scheduled on July 17, 2015.  Plaintiffs thereafter withdrew the appeal.

Separately, on or around May 12, 2015, a complaint was filed in the United States District Court for the Southern District of New York, styled Todd J. Biederman v. Baltic Trading Limited et al., 15-cv-3711 (RJS), seeking relief pursuant to Sections 14(a) and 20(a) of the Exchange Act and also alleging breaches of fiduciary duties and aiding and abetting those breaches. That complaint alleges facts and seeks relief similar to that in the actions in the New York State Supreme Court, in addition to claims regarding the adequacy of the preliminary joint proxy statement/prospectus and Form S-4 disclosures.

Based on currently available information, the Company cannot reasonably estimate the loss, if any, in the event of an unfavorable outcome in any of these matters.  However, the Company does not believe that it is probable that the resolution of these matters will have a material financial reporting consequence.

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

23 - SUBSEQUENT EVENTS

On July 17, 2015, the Merger with Baltic Trading was approved at the Annual Meeting.  Refer to Note 1 — General information for further information.

Additionally, on July 14, 2015 Baltic Trading and certain of its wholly owned subsidiaries entered into the Amendment and Consent Agreements to amend, provided consents under, or waive certain provision of the Baltic Trading $22 Million Term Loan

Facility, the 2014 Baltic Trading Term Loan Facilities and the Baltic Trading $148 Million Credit Facility.  Refer to Note 9 — Debt for additional information.

On July 17, 2015, when the Merger was completed, the Company executed a guaranty of the obligations of the borrowers under the Baltic Trading $22 Million Term Loan Facility, the 2014 Baltic Trading Term Loan Facilities and the Baltic Trading $148 Million Credit Facility.  The execution of the guarantees, together with certain other items that were previously delivered, satisfied all conditions to the effectiveness of all provisions of the Amendment and Consent Agreements.  Refer to Note 9 — Debt for additional information.

On August 6, 2015, the Company took delivery of the Baltic Scorpion, a 63,462 dwt Ultramax newbuilding from Yangfan Group Co., Ltd.  The Company utilized cash on hand and $16,500 of proceeds from the $33,000 term loan facility under the Baltic Trading $148 Million Credit Facility to pay the remaining balance of $19,600 for the Baltic Scorpion.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines in demand or rates in the drybulk shipping industry; (ii) prolonged weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general, administrative and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) our acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to time charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the fulfillment of the closing conditions under, or the execution of additional documentation for, the Company’s agreements to acquire vessels; (xvi) obtaining, completion of definitive documentation for, and funding of financing for the vessel acquisitions on acceptable terms; (xvii) the ability to realize the expected benefits of the merger to the degree, in the amounts or in the timeframe anticipated; (xviii) the ability to integrate Baltic Trading’s businesses with those of Genco in a timely and cost-efficient manner; (xix) the extent to which our operating results continue to be affected by weakness in market conditions and charter rates; (xx) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xxi) the timing and realization of the recoveries of assets and the payments of claims and the amount of expenses required to recognize such recoveries and reconcile such claims; (xxii) our ability to obtain sufficient and acceptable post-restructuring financing; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our registration statement on Form S-4 filed with Securities and Exchange Commission on May 4, 2015 (as amended), our Annual Report on Form 10-K for the year ended December 31, 2014 (as amended), and our subsequent reports on Form 10-Q and Forms 8-K.  Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.  We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  After the merger with Baltic Trading Limited (“Baltic Trading”), our fleet currently consists of 13 Capesize, eight Panamax, three Ultramax, 21 Supramax, six Handymax and 18 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 5,095,000 dwt, and the average age of our fleet is currently approximately 8.9 years.  After the expected delivery of one additional Ultramax newbuilding vessel that we have agreed to acquire, we will own a fleet of 13 Capesize, eight Panamax, four Ultramax, 21 Supramax, six Handymax and 18 Handysize drybulk carriers with a total carrying capacity of approximately 5,159,000 dwt.  We seek to deploy our vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers, including Cargill International S.A., Pacific Basin Chartering Ltd., Swissmarine Services S.A. and the Clipper Logger Pool, in which Clipper Group acts as the pool manager.  The majority of the vessels in our current fleet are presently engaged under time charter, spot market-related time charter and vessel pool contracts that expire (assuming the option periods in the time charters are not exercised) between August 2015 and February 2017.

See pages 41 - 44 for a table of all vessels that have been or are expected to be delivered to us.

On April 7, 2015, we entered into a definitive merger agreement with Baltic Trading under which we agreed to acquire Baltic Trading in a stock-for-stock transaction (the “Merger”).  Under the terms of the agreement, Baltic Trading became our indirect wholly-owned subsidiary, and Baltic Trading shareholders (other than GS&T and its subsidiaries) received 0.216 shares of our common stock for each share of Baltic Trading’s common stock they owned at closing, with fractional shares that were settled in cash.  Upon consummation of the transaction on July 17, 2015, our shareholders owned approximately 84.5% of the combined company, and Baltic Trading’s shareholders (other than the GS&T and its subsidiaries) owned approximately 15.5% of the combined company.  Shares of Baltic Trading’s Class B stock (all of which we owned) were canceled in the Merger.  Our stock commenced trading on the New York Stock Exchange after consummation of the transaction on July 20, 2015 under the symbol “GNK.”

Our Board of Directors and Baltic Trading’s Board of Directors established independent special committees to review the transaction and negotiate the terms on behalf of their respective companies.  Both independent special committees unanimously approved the transaction.  The Boards of Directors of both companies approved the merger by unanimous vote of directors present and voting, with Peter C. Georgiopoulos, Chairman of the Board of each company, recused for the vote.  The Merger was approved on July 17, 2015 at the 2015 Annual Meeting of Shareholders (the “Annual Meeting”).

Prior to the Merger, as of June 30, 2015, our wholly-owned subsidiary Genco Investments LLC owned 6,356,471 shares of Baltic Trading’s Class B Stock, which represented a 10.85% ownership interest in Baltic Trading and 64.60% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock at June 30, 2015.  Baltic Trading is consolidated as we also controlled a majority of the voting interest in Baltic Trading prior to the Merger. Management’s discussion and analysis of our results of operations and financial condition includes the results of Baltic Trading.

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

We entered into a long-term management agreement (the “Management Agreement”) with Baltic Trading pursuant to which we apply our expertise and experience in the drybulk industry to provide Baltic Trading with commercial, technical, administrative and strategic services. The Management Agreement is for an initial term of approximately 15 years and will automatically renew for additional five-year periods unless terminated in accordance with its terms. Baltic Trading will pay us for the services we provide it as well as reimburse us for our costs and expenses incurred in providing certain of these services. Management fee income we earn from the Management Agreement net of any allocated shared expenses, such as salary, office expenses and other general and administrative fees, will be taxable to us. Upon consolidation with Baltic Trading, any management fee income earned will be eliminated for financial reporting purposes.  The Management Agreement was terminated as of July 18, 2015.

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

Borrowings under the 2015 Revolving Credit Facility have been used for general corporate purposes including “working capital” (as defined in the 2015 Revolving Credit Facility) and to finance the purchase of drybulk vessels.  The 2015 Revolving Credit Facility has a maturity date of April 7, 2020.  Borrowings under the 2015 Revolving Credit Facility bear interest at LIBOR plus a margin based on a combination of utilization levels under the 2015 Revolving Credit Facility and a security maintenance cover ranging from 3.40% per annum to 4.25% per annum.  The commitment under the 2015 Revolving Credit Facility is subject to quarterly reductions of $1.6 million to $4.1 million depending on the total amount committed.  Borrowings under the 2015 Revolving Credit Facility are subject to 20 equal consecutive quarterly installment repayments commencing three months after the date of the loan agreement, or July 7, 2015.  On April 8, 2015, we drew down $25.0 million on the 2015 Revolving Credit Facility for working capital purposes and to partially fund the purchase of the Baltic Lion and Baltic Tiger from Baltic Trading.  Additionally, on July 10, 2015, we drew down $10.0 million for working capital purposes.

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk carriers from Yangfan Group Co., Ltd. for a purchase of $28.0 million per vessel, or up to $112.0 million in the aggregate. Baltic Trading has agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which Baltic Trading exercised on January 8, 2014. These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The first of these vessels, the Baltic Hornet, was delivered to Baltic Trading on October 29, 2014.  The Baltic Wasp was delivered to Baltic Trading on January 2, 2015. The Baltic Scorpion was delivered on August 6, 2015 and the Baltic Mantis is expected to be delivered to during the third quarter of 2015. We intend to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the Baltic Trading $148 Million Credit Facility as described in Note 9 — Debt in our Condensed Consolidated Financial Statements, to fully finance the acquisition of the remaining two Ultramax newbuilding drybulk vessels.

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

We provide technical services for drybulk vessels purchased by Maritime Equity Partners LLC (“MEP”) under an agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  MEP has the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee upon a change of our control.  We may terminate provision of the services at any time on 60 days’ notice.  Peter C. Georgiopoulos, our Chairman of the Board of Directors, controls and has a minority interest in MEP.  This arrangement was approved by an independent committee of our Board of Directors.  Currently, MEP’s payments of management fees due to us under the agency agreement are in arrears in an amount of approximately $1.9 million. We have demanded payment of these fees from MEP, and we are assessing our rights. The matter has been referred to an independent committee of our board of directors, which is overseeing our handling of this matter.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and six months ended June 30, 2015 and 2014 for the Successor Company and the Predecessor Company, respectively, on a consolidated basis, which includes the operations of Baltic Trading.

	For the Three Months Ended June 30,
	Successor	Predecessor	Increase
	2015	2014	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,183.0	1,183.0	—	—
Panamax	728.0	728.0	—	—
Ultramax	182.0	—	182.0	100.0%
Supramax	1,911.0	1,911.0	—	—
Handymax	546.0	546.0	—	—
Handysize	1,638.0	1,638.0	—	—

Total	6,188.0	6,006.0	182.0	3.0%

Available days (2)
Capesize	1,159.3	1,183.0	(23.7)	(2.0)%
Panamax	716.4	699.0	17.4	2.5%
Ultramax	182.0	—	182.0	100.0%
Supramax	1,810.8	1,816.1	(5.3)	(0.3)%
Handymax	441.0	539.9	(98.9)	(18.3)%
Handysize	1,616.7	1,625.7	(9.0)	(0.6)%

Total	5,926.2	5,863.7	62.5	1.1%

Operating days (3)
Capesize	1,130.0	1,182.0	(52.0)	(4.4)%
Panamax	715.8	697.1	18.7	2.7%
Ultramax	182.0	—	182.0	100.0%
Supramax	1,741.1	1,776.7	(35.6)	(2.0)%
Handymax	437.1	523.2	(86.1)	(16.5)%
Handysize	1,612.0	1,534.1	77.9	5.1%

Total	5,818.0	5,713.1	104.9	1.8%

Fleet utilization (4)
Capesize	97.5%	99.9%	(2.4)%	(2.4)%
Panamax	99.9%	99.7%	0.2%	0.2%
Ultramax	100.0%	—	100.0%	100.0%
Supramax	96.2%	97.8%	(1.6)%	(1.6)%
Handymax	99.1%	96.9%	2.2%	2.3%
Handysize	99.7%	94.4%	5.3%	5.6%

Fleet average	98.2%	97.4%	0.8%	0.8%

	For the Three Months Ended June 30,
	Successor	Predecessor	Increase
	2015	2014	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$3,228	$11,414	$(8,186)	(71.7)%
Panamax	4,207	5,977	(1,770)	(29.6)%
Ultramax	7,481	—	7,481	100.0%
Supramax	5,836	8,244	(2,408)	(29.2)%
Handymax	5,782	8,629	(2,847)	(33.0)%
Handysize	5,431	7,535	(2,104)	(27.9)%

Fleet average	5,065	8,452	(3,387)	(40.1)%

Daily vessel operating expenses (6)
Capesize	$5,170	$5,301	$(131)	(2.5)%
Panamax	4,430	5,528	(1,098)	(19.9)%
Ultramax	4,769	—	4,769	100.0%
Supramax	4,860	5,208	(348)	(6.7)%
Handymax	5,687	5,161	526	10.2%
Handysize	4,473	4,567	(94)	(2.1)%

Fleet average	4,836	5,086	(250)	(4.9)%

	For the Six Months Ended June 30,
	Successor	Predecessor	Increase
	2015	2014	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	2,353.0	2,353.0	—	—
Panamax	1,448.0	1,448.0	—	—
Ultramax	360.9	—	360.9	100.0%
Supramax	3,801.0	3,801.0	—	—
Handymax	1,086.0	1,086.0	—	—
Handysize	3,258.0	3,258.0	—	—

Total	12,306.9	11,946.0	360.9	3.0%

Available days (2)
Capesize	2,305.3	2,353.0	(47.7)	(2.0)%
Panamax	1,424.6	1,378.4	46.2	3.4%
Ultramax	356.5	—	356.5	100.0%
Supramax	3,573.2	3,612.4	(39.2)	(1.1)%
Handymax	947.5	1,039.2	(91.7)	(8.8)%
Handysize	3,191.4	3,173.9	17.5	0.6%

Total	11,798.5	11,556.9	241.6	2.1%

Operating days (3)
Capesize	2,275.6	2,351.4	(75.8)	(3.2)%
Panamax	1,423.7	1,375.5	48.2	3.5%
Ultramax	356.5	—	356.5	100.0%
Supramax	3,485.1	3,560.5	(75.4)	(2.1)%
Handymax	908.8	1,015.8	(107.0)	(10.5)%
Handysize	3,181.8	3,066.8	115.0	3.7%

Total	11,631.5	11,370.0	261.5	2.3%

Fleet utilization (4)
Capesize	98.7%	99.9%	(1.2)%	(1.2)%
Panamax	99.9%	99.8%	0.1%	0.1%
Ultramax	100.0%	—	100.0%	100.0%
Supramax	97.5%	98.6%	(1.1)%	(1.1)%
Handymax	95.9%	97.8%	(1.9)%	(1.9)%
Handysize	99.7%	96.6%	3.1%	3.2%

Fleet average	98.6%	98.4%	0.2%	0.2%

	For the Six Months Ended June 30,
	Successor	Predecessor	Increase
	2015	2014	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$3,672	$13,578	$(9,906)	(73.0)%
Panamax	4,193	7,822	(3,629)	(46.4)%
Ultramax	6,937	—	6,937	100.0%
Supramax	5,265	8,891	(3,626)	(40.8)%
Handymax	5,335	8,714	(3,379)	(38.8)%
Handysize	5,786	8,470	(2,684)	(31.7)%

Fleet average	5,021	9,586	(4,565)	(47.6)%

Daily vessel operating expenses (6)
Capesize	$5,157	$5,378	$(221)	(4.1)%
Panamax	4,475	5,469	(994)	(18.2)%
Ultramax	4,616	—	4,616	100.0%
Supramax	4,856	5,286	(430)	(8.1)%
Handymax	5,004	5,025	(21)	(0.4)%
Handysize	4,428	4,803	(375)	(7.8)%

Fleet average	4,762	5,171	(409)	(7.9)%

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2015	2014	2015	2014

Voyage revenues (in thousands)	$33,772	$51,545	$67,381	$114,725
Voyage expenses (in thousands)	3,757	1,983	8,137	3,940
	$30,015	$49,562	$59,244	$110,785
Total available days	5,926.2	5,863.7	11,798.5	11,556.9
Total TCE rate	$5,065	$8,452	$5,021	$9,586

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

Operating Data

The following tables represent the operating data for the three and six months ended June 30, 2015 and 2014 on a consolidated basis for the Successor Company and Predecessor Company, respectively, which includes the operations of Baltic Trading. We did not compare the share and per share amounts, since the change in our capital structure as a result of the bankruptcy renders these not comparable between the Successor Company and the Predecessor Company.

	For the Three Months Ended June 30,
	Successor	Predecessor
	2015	2014	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$33,772	$51,545	$(17,773)	(34.5)%
Service revenues	819	819	—	—

Total revenues	34,591	52,364	(17,773)	(33.9)%

Operating Expenses:
Voyage expenses	3,757	1,983	1,774	89.5%
Vessel operating expenses	29,928	30,545	(617)	(2.0)%
General, administrative and management fees	26,491	9,850	16,641	168.9%
Depreciation and amortization	19,399	36,538	(17,139)	(46.9)%
Loss on sale of vessels	1,210	—	1,210	100.0%

Total operating expenses	80,785	78,916	1,869	2.4%

Operating loss	(46,194)	(26,552)	(19,642)	74.0%
Other expense	(4,727)	(18,535)	13,808	(74.5)%

Loss before reorganization items, net	(50,921)	(45,087)	(5,834)	12.9%
Reorganization items, net	(313)	(20,106)	19,793	(98.4)%

Loss before income taxes	(51,234)	(65,193)	13,959	(21.4)%
Income tax expense	(718)	(364)	(354)	97.3%

Net loss	(51,952)	(65,557)	13,605	(20.8)%
Less: Net loss attributable to noncontrolling interest	(11,620)	(5,033)	(6,587)	130.9%
Net loss attributable to Genco Shipping & Trading Limited	$(40,332)	$(60,524)	$20,192	(33.4)%

Net loss per share - basic	$(0.67)	$(1.39)	N/A	N/A
Net loss per share - diluted	$(0.67)	$(1.39)	N/A	N/A
Dividends declared and paid per share	$—	$—	$—	—
Weighted average common shares outstanding - basic	60,487,189	43,568,942	N/A	N/A
Weighted average common shares outstanding - diluted	60,487,189	43,568,942	N/A	N/A

EBITDA (1)	$(15,553)	$(5,137)	$(10,416)	202.8%

	For the Six Months Ended June 30,
	Successor	Predecessor
	2015	2014	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$67,381	$114,725	$(47,344)	(41.3)%
Service revenues	1,629	1,629	—	—

Total revenues	69,010	116,354	(47,344)	(40.7)%

Operating Expenses:
Voyage expenses	8,137	3,940	4,197	106.5%
Vessel operating expenses	58,599	61,768	(3,169)	(5.1)%
General, administrative and management fees	46,815	25,226	21,589	85.6%
Depreciation and amortization	38,809	72,739	(33,930)	(46.6)%
Impairment of vessel assets	35,396	—	35,396	100.0%
Loss on sale of vessels	1,210	—	1,210	100.0%

Total operating expenses	188,966	163,673	25,293	15.5%

Operating loss	(119,956)	(47,319)	(72,637)	153.5%
Other expense	(9,017)	(39,594)	30,577	(77.2)%

Loss before reorganization items, net	(128,973)	(86,913)	(42,060)	48.4%
Reorganization items, net	(833)	(20,106)	19,273	(95.9)%

Loss before income taxes	(129,806)	(107,019)	(22,787)	21.3%
Income tax expense	(1,260)	(777)	(483)	62.2%

Net loss	(131,066)	(107,796)	(23,270)	21.6%
Less: Net loss attributable to noncontrolling interest	(52,293)	(8,166)	(44,127)	540.4%
Net loss attributable to Genco Shipping & Trading Limited	$(78,773)	$(99,630)	$20,857	(20.9)%

Net loss per share - basic	$(1.30)	$(2.29)	N/A	N/A
Net loss per share - diluted	$(1.30)	$(2.29)	N/A	N/A
Dividends declared and paid per share	$—	$—	$—	—
Weighted average common shares outstanding - basic	60,459,145	43,568,942	N/A	N/A
Weighted average common shares outstanding - diluted	60,459,145	43,568,942	N/A	N/A

EBITDA (1)	$(29,741)	$13,373	$(43,114)	(322.4)%

(1)         EBITDA represents net (loss) income attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our consolidated statements of cash flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  Pursuant to the amendments entered into on April 30, 2015 for our $100 Million Term Loan Facility and our $253 Million Term Loan Facility, the definition of Consolidated EBITDA used in the financial covenants has been eliminated.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading Limited for each of the periods presented above:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2015	2014	2015	2014

Net loss attributable to Genco Shipping & Trading Limited	$(40,332)	$(60,524)	$(78,773)	$(99,630)
Net interest expense	4,662	18,485	8,963	39,487
Income tax expense	718	364	1,260	777
Depreciation and amortization	19,399	36,538	38,809	72,739
EBITDA (1)	$(15,553)	$(5,137)	$(29,741)	$13,373

Results of Operations

The following tables set forth information about the vessels in our fleet, including Baltic Trading’s vessels, as of August 10, 2015:

Vessel	Year Built	Charterer	Charter Expiration(1)	Cash Daily Rate(2)	Expected Delivery(3)

Capesize Vessels
Genco Augustus	2007	Swissmarine Asia Pte. Ltd.	March 2016	102% of BCI
Genco Tiberius	2007	Cargill International S.A.	November 2015	102% of BCI
Genco London	2007	Cargill International S.A.	November 2015	102.5% of BCI
Genco Titus	2007	Swissmarine Services S.A.	June 2016	104.5% of BCI(4)
Genco Constantine	2008	Cargill International S.A.	December 2015	102% of BCI
Genco Hadrian	2008	Swissmarine Services S.A.	October 2015	98.5% of BCI
Genco Commodus	2009	Swissmarine Asia Pte. Ltd.	March 2016	98.5% of BCI
Genco Maximus	2009	Swissmarine Services S.A.	February 2016	98.5% of BCI
Genco Claudius	2010	Swissmarine Services S.A.	September 2015	99% of BCI
Genco Tiger	2011	Swissmarine Services S.A.	October 2015	103% of BCI
Baltic Lion	2012	Swissmarine Services S.A.	November 2015	103% of BCI
Baltic Bear	2010	Swissmarine Services S.A.	April 2016	102.5% of BCI
Baltic Wolf	2010	Swissmarine Services S.A.	November 2015	101.5% of BCI

Panamax Vessels
Genco Beauty	1999	Navig8 Inc.	September 2015	94.5% of BPI
Genco Knight	1999	Swissmarine Services S.A.	September 2015	99% of BPI
Genco Leader	1999	Navig8 Pan8 Pool Inc.	November 2015	Spot Pool(5)
Genco Vigour	1999	Swissmarine Services S.A.	September 2015	98% of BPI
Genco Acheron	1999	Swissmarine Services S.A.	September 2015	98% of BPI
Genco Surprise	1998	Swissmarine Services S.A.	January 2016	96% of BPI(6)
Genco Raptor	2007	GMI Panamax Pool Ltd.	June 2016	100% of BPI(7)
Genco Thunder	2007	Swissmarine Services S.A.	August 2016	100% of BPI(8)

Ultramax Vessels
Baltic Hornet	2014	Swissmarine Asia Pte. Ltd.	February 2017	115.5% of BSI(9)
Baltic Wasp	2015	Pioneer Navigation Ltd.	December 2015	115% of BSI
Baltic Scorpion	2015	Swissmarine Asia Pte. Ltd.	October 2016	115.5% of BSI(10)
Baltic Mantis	2015	TBD	TBD	TBD	Q3 2015

Supramax Vessels
Genco Predator	2005	AS Klaveness Chartering	August 2015	$6,500(11)
Genco Warrior	2005	AS Klaveness Chartering	September 2015	$8,500(12)
Genco Hunter	2007	Pioneer Navigation Ltd.	December 2015	106.5% of BSI
Genco Cavalier	2007	Western Bulk Pte. Ltd.	September 2015	$5,500(13)

Genco Lorraine	2009	Pioneer Navigation Ltd.	September 2015	$7,750(14)
Genco Loire	2009	Bulkhandling Handymax A/S	January 2016	Spot Pool(15)
Genco Aquitaine	2009	Bulkhandling Handymax A/S	November 2015	Spot Pool(15)
Genco Ardennes	2009	Bulkhandling Handymax A/S	August 2015	Spot Pool(15)
Genco Auvergne	2009	Pioneer Navigation Ltd.	December 2015	100% of BSI
Genco Bourgogne	2010	Clipper Sapphire Pool	February 2016	Spot Pool(16)
Genco Brittany	2010	Clipper Sapphire Pool	February 2016	Spot Pool(16)
Genco Languedoc	2010	Clipper Sapphire Pool	February 2016	Spot Pool(16)
Genco Normandy	2007	Chun An Chartering Co., Ltd.	August 2015	$6,000(17)
Genco Picardy	2005	Hyundai Glovis Co., Ltd.	August 2015	$7,500(18)
Genco Provence	2004	Pioneer Navigation Ltd.	August 2016	100% of BSI(19)
Genco Pyrenees	2010	Clipper Sapphire Pool	February 2016	Spot Pool(16)
Genco Rhone	2011	Pioneer Navigation Ltd.	November 2015	100% of BSI
Baltic Leopard	2009	Western Bulk Pte. Ltd.	September 2015	$7,000(20)
Baltic Panther	2009	Bulkhandling Handymax A/S	November 2015	Spot Pool(15)
Baltic Jaguar	2009	Maxwill Shipping	August 2015	$6,250(21)
Baltic Cougar	2009	Bulkhandling Handymax A/S	November 2015	Spot Pool(15)

Handymax Vessels
Genco Success	1997	Maxwill Shipping	August 2015	$6,000(22)
Genco Carrier	1998	Chun An Chartering Co., Ltd.	August 2015	$6,000(23)
Genco Prosperity	1997	Centurion Bulk Pte. Ltd., Singapore	September 2015	89% of BSI(24)
Genco Wisdom	1997	ED & F MAN Shipping Ltd.	February 2016	89% of BSI
Genco Marine	1996	TST NV, Nevis	February 2016	87% of BSI
Genco Muse	2001	Westline Navigation Co., Ltd.	September 2015	$6,500(25)

Handysize Vessels
Genco Sugar	1998	Clipper Logger Pool	February 2016	Spot Pool(26)
Genco Pioneer	1999	Clipper Logger Pool	February 2016	Spot Pool(26)
Genco Progress	1999	Clipper Logger Pool	February 2016	Spot Pool(26)
Genco Explorer	1999	Clipper Logger Pool	February 2016	Spot Pool(26)
Genco Reliance	1999	Clipper Logger Pool	February 2016	Spot Pool(26)
Baltic Hare	2009	Clipper Logger Pool	February 2016	Spot Pool(26)
Baltic Fox	2010	Clipper Logger Pool	February 2016	Spot Pool(26)
Genco Charger	2005	Pacific Basin Chartering Ltd.	August 2015	98% of BHSI(27)
Genco Challenger	2003	Pacific Basin Chartering Ltd.	August 2015	98% of BHSI
Genco Champion	2006	Pacific Basin Chartering Ltd.	September 2015	100% of BHSI
Baltic Wind	2009	Trammo Bulk Carriers	January 2016	107% of BHSI
Baltic Cove	2010	Clipper Bulk Shipping Ltd.	May 2016	100.5% of BHSI
Baltic Breeze	2010	Clipper Bulk Shipping Ltd.	August 2016	103.5% of BHSI
Genco Ocean	2010	Falcon Navigation A/S	July 2016	103% of BHSI(28)
Genco Bay	2010	Clipper Bulk Shipping Ltd.	June 2016	102% of BHSI(29)
Genco Avra	2011	Pioneer Navigation Ltd.	September 2015	107% BHSI
Genco Mare	2011	Pioneer Navigation Ltd.	April 2016	103.5% of BHSI
Genco Spirit	2011	Clipper Bulk Shipping Ltd.	September 2015	$8,000

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

(3)         The date for the vessel being delivered in the future is an estimate based on guidance received from the sellers.

(4)         We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter for 10.5 to 13.5 months based on 104.5% of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. Genco maintains the option to convert to a fixed rate based on Capesize FFA values at 104.5%.  The extension began on July 25, 2015.

(5)         We have reached an agreement to enter this vessel into the Navig8 Pan8 Pool, a vessel pool trading in the spot market of which Navig8 Inc. acts as the pool manager.  Genco can withdraw the vessel with three months’ notice.

(6)         We have reached an agreement with Swissmarine Services S.A. on a spot market-related time charter for 6 to 10.5 months based on 96% of the Baltic Panamax Index (BPI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. Genco maintains the option to convert to a fixed rate based on Panamax FFA values at 96%. The vessel delivered to charterers on July 26, 2015 after completion of drydocking for scheduled maintenance. The vessel redelivered to Genco on June 19, 2015.

(7)         We have agreed to an extension with GMI Panamax Pool Ltd. on a spot market-related time charter for 10.5 to 13.5 months based on 100% of the BPI, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. Genco maintains the option to convert to a fixed rate based on Panamax FFA values at 100%. The extension began on July 28, 2015.

(8)         We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter for 10.5 to 13.5 months based on 100% of the BPI, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. Genco maintains the option to convert to a fixed rate based on Panamax FFA values at 100%. The extension is expected to begin on or about September 18, 2015.

(9)         We have agreed to an extension with Swissmarine Asia Pte. Ltd. on a spot market-related time charter for 14 to 18.5 months based on 115.5% of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. The extension is expected to begin on or about December 15, 2015.

(10)  We have reached an agreement with Swissmarine Asia Pte. Ltd. on a spot market-related time charter for 14 to 18.5 months based on 115.5% of the BSI, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. The vessel delivered to charterers on August 8, 2015.

(11)  We have reached an agreement with AS Klaveness Chartering on a time charter for approximately 20 days at a rate of $6,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on August 7, 2015 after repositioning. The vessel redelivered to Genco on August 3, 2015.

(12)  We have reached an agreement with AS Klaveness Chartering on a time charter for approximately 20 days at a rate of $8,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel is expected to deliver to charterers on or about August 13, 2015 after repositioning. The vessel redelivered to Genco on August 6, 2015.

(13)  We have reached an agreement with Western Bulk Pte. Ltd. on a time charter for approximately 20 days at a rate of $5,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel is expected to deliver to charterers on or about August 13, 2015 after repositioning. The vessel redelivered to Genco on August 4, 2015.

(14)  We have agreed to an extension with Pioneer Navigation Ltd. on a time charter for 3.5 to 7.5 months at a rate of $7,750 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission.  The extension began on March 8, 2015.

(15)  We have reached an agreement to enter these vessels into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. Genco can withdraw a vessel with three months’ notice.

(16)  We have reached an agreement to enter these vessels into the Clipper Sapphire Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager.  Genco can withdraw a vessel with a minimum notice of six months.

(17)  We have reached an agreement with Chun An Chartering Co., Ltd. on a time charter for approximately 30 days at a rate of $6,000 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 22, 2015.

(18)  We have reached an agreement with Hyundai Glovis Co., Ltd. on a time charter for approximately 25 days at a rate of $7,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 9, 2015 after completion of repairs. The vessel redelivered to Genco on June 15, 2015.

(19)  We have agreed to an extension with Pioneer Navigation Ltd. on a spot market-related time charter for 10.5 to 13.5 months based on 100% of the BSI, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 100%. The extension is expected to begin on or about October 12, 2015.

(20)  We have reached an agreement with Western Bulk Pte. Ltd. on a time charter for 3.5 to 7.5 months at a rate of $7,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on May 9, 2015.

(21)  We have reached an agreement with Maxwill Shipping on a time charter for approximately 25 days at a rate of $6,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 16, 2015.

(22)  We have reached an agreement with Maxwill Shipping on a time charter for approximately 25 days at a rate of $6,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 21, 2015 after completion of drydocking for scheduled maintenance. The vessel redelivered to Genco on June 9, 2015.

(23)  We have reached an agreement with Caravel Shipping Ltd.on a time charter for approximately 20 days at a rate of $5,750 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 11, 2015.

(24)  We have agreed to an extension Centurion Bulk Pte. Ltd., Singapore on a time charter for 3.5 to 7.5 months based on 89% of the BSI, published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 89%.  The extension began on June 16, 2015.

(25)  We have reached an agreement with Westline Navigation Co., Ltd. on a time charter for approximately 25 days at a rate of $6,500 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel is expected to deliver to charterers on August 10, 2015 after repositioning. The vessel redelivered to Genco on August 2, 2015.

(26)  We have reached an agreement to enter these vessels into the Clipper Logger Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager.  Genco can withdraw the vessels with a minimum notice of six months.

(27)  The vessel redelivered to Genco on August 10, 2015 and is currently awaiting next employment.

(28)  We have reached an agreement with Falcon Navigation A/S on a spot market-related time charter based on 103% of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission.  The vessel is expected to deliver to charterers after completion of drydocking for scheduled maintenance.

(29)  We have reached an agreement with Clipper Bulk Shipping Ltd. on a spot market-related time charter based on 102% of the Baltic Handysize Index, published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. The vessel is expected to deliver to charterers after completion of drydocking for scheduled maintenance.

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

VOYAGE REVENUES-

For the three months ended June 30, 2015, voyage revenues decreased 34.5% to $33.8 million as compared to $51.5 million for the three months ended June 30, 2014.  The decrease in voyage revenues was primarily due to lower rates achieved by our vessels.  Included in the decrease in voyage revenues was a decrease in revenues earned by Baltic Trading’s vessels of $3.9 million due to lower rates achieved by its vessels partially offset by the increase in the size of its fleet during the second quarter of 2015 as compared to the second quarter of 2014.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 40.1% to $5,065 a day for the three months ended June 30, 2015 from $8,452 a day for the three months ended June 30, 2014.  The decrease in TCE rates resulted from lower spot rates achieved during the second quarter of 2015 as compared to the same period last year.  During the second quarter of 2015, excess vessel supply continued to weigh on the drybulk market. Several other factors also contributed towards a weakened rate environment across all vessel classes. Destocking of iron ore inventories at Chinese ports and coal inventories at Chinese power plants, along with seasonally reduced iron ore exports out of Brazil, adversely affected the earnings of Capesize vessels through the majority of the second quarter. Beginning in the middle of June, however, an increase in iron ore fixtures combined with a reduction of available Capesize vessels in the Atlantic has led to substantial increases in the Baltic Dry Index, which reached as high as 1,131 by the end of July.

For the three months ended June 30, 2015 and 2014, we had 6,118.0 and 6,006.0 ownership days, respectively.  The increase in ownership days is a result of the delivery of the Baltic Hornet and Baltic Wasp during the fourth quarter of 2014 and the first quarter of 2015, respectively.  Fleet utilization increased to 98.2% from 97.4% during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily due to additional offhire of 91 days during the three months ended June 30, 2014 for the Genco Reliance.  Total offhire for this claim was 107 days and began on March 18, 2014.  We received reimbursement from our insurance carrier net of the 14 day deductible during the second quarter of 2015 under our Loss of Hire Policy.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day.  During the three months ended June 30, 2015 and 2014, total service revenue was $0.8 million during both periods.

VOYAGE EXPENSES-

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses such as commissions which are typically borne by us. Voyage expenses include port and canal charges, fuel (bunker) expenses and brokerage commissions payable to unaffiliated third parties. Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the vessel owner. At the inception of a time charter, we record the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses and the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement, as well as any adjustments to record fuel inventory at the lower of cost or market at the balance sheet date.

Voyage expenses increased by $1.8 million from $2.0 million during the three months ended June 30, 2014 as compared to $3.8 million during the three months ended June 30, 2015.  The increase was primarily due to an increase in net bunker losses recorded during the first quarter of 2015 based on the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a result of the decrease in bunker prices.  Additionally, there was an increase in voyage expenses as our bunker inventory was written down to its market value as of June 30, 2015 as well as an increase the cost of bunkers consumed during short-term time charters during the second quarter of 2015 as compared to the same period last year.  These increases were partially offset by a decrease in third-party broker commissions as a result of the decrease in voyage revenue earned during the second quarter of 2015 as compared to the second quarter of 2014.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $0.6 million from $30.5 million during the second quarter of 2014 to $29.9 million during the second quarter of 2015.  This decrease was primarily due to lower maintenance related expenses, as well as lower expenses related to spares and stores.

Daily vessel operating expenses decreased to $4,836 per vessel per day for the three months ended June 30, 2015 from $5,086 per day for the three months ended June 30, 2014.  The decrease in daily vessel operating expenses was primarily due to lower maintenance related expenses as well as lower expenses related to spares and stores.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended June 30, 2015 were $484 below the weighted-average budgeted rate of $5,320 per vessel per day.

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

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the three months ended June 30, 2015 and 2014, general, administrative and management fees were $26.5 million and $9.9 million, respectively.  The increase was primarily a result of higher non-cash compensation expenses in the amount of $11.2 million, mainly arising from awards under the MIP, and expenses related to the merger with Baltic Trading in the amount of $6.5 million.  The increase was partially offset by a decrease in expenses related to our restructuring which were incurred during 2014.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees increased marginally due to the delivery of two Baltic Trading vessels during the fourth quarter of 2014 and the first quarter of 2015.

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

Depreciation and amortization expense decreased by $17.1 million to $19.4 million during the three months ended June 30, 2015 as compared to $36.5 million during the three months ended June 30, 2014.  This decrease was due to a revaluation of the vessel assets as well as the change in the scrap value as mentioned above.  These decreases were partially offset by the operation of a larger fleet during the second quarter of 2015 as compared to the second quarter of 2014 due to the delivery of the Baltic Hornet during the fourth quarter of 2014 and the Baltic Wasp during the first quarter of 2015.

LOSS ON SALE OF VESSELS -

During the three months ended June 30, 2015, we recorded a $1.2 million Loss on sale of vessels.  On April 8, 2015, Baltic Trading sold two of its vessels, the Baltic Lion and Baltic Tiger, to us at a loss of $1.2 million. There was no vessel sales during the three months ended June 30, 2014.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

Net interest expense decreased by $13.8 million from $18.5 million during the three months ended June 30, 2014 to $4.7 million during the three months ended June 30, 2015.  Net interest expenses during the three months ended June 30, 2015 consisted of interest expense under our $100 Million Term Loan Facility, $253 Million Term Loan Facility, the $44 Million Term Loan Facility, the 2015 Revolving Credit Facility, the Baltic Trading $22 Million Term Loan Facility, the 2014 Baltic Trading Term Loan Facilities and the Baltic Trading $148 Million Credit Facility.  Net interest expense during the three months ended June 30, 2014 consisted of interest expense under the 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility, the 2010 Baltic Trading Credit Facility, the Baltic Trading $22 Million Term Loan Facility, the $44 Million Term Loan Facility, as well as interest expense related to our 5.0% Convertible Senior Notes (the “2010 Notes”).  The 2007 Credit Facility and 2010 Notes were terminated upon our emergence from bankruptcy on the Effective Date.  The outstanding indebtedness under the 2010 Baltic Trading Credit Facility was refinanced with the Baltic Trading $148 Million Credit Facility on January 7, 2015.  Additionally, interest income, unused commitment fees associated with the aforementioned credit facilities as well as the amortization of deferred financing costs related to the aforementioned credit facilities are included in net interest expense during the three months ended June 30, 2015 and 2014.

The decrease in net interest expense for the second quarter of 2015 as compared to the second quarter of 2014 was primarily due to a decrease in interest expense and amortization of deferred financing fees associated with the 2007 Credit Facility, which was terminated pursuant to the Plan on the Effective Date, and the interest rate swap agreements as three interest rate swap agreements expired during the first quarter of 2014. Additionally, there was a decrease in interest expense related to the 2010 Notes as we ceased accreting the liability related to the 2010 Notes and accruing for the related coupon payment on the Petition Date of April 21, 2014.  Refer to Note 9 — Debt, Note 10 — Convertible Senior Notes and Note 11 — Interest Rate Swap Agreements in our Condensed Consolidated Financial Statements.  These decreases were partially offset by an increase in interest expense related to the Baltic Trading 2014 Term Loan Facilities, which were entered into by Baltic Trading on October 8, 2014, and an increase in interest expense related to the 2015 Revolving Credit Facility which we entered into on April 7, 2015.

REORGANIZATION ITEMS, NET

For the three months ended June 30, 2015 and 2014, reorganization items, net were $0.3 million and $20.1 million, respectively. These reorganization items include trustee fees and professional fees incurred after the Petition Date in relation to the Chapter 11 Cases.  Refer to Note 19 — Reorganization items, net in our Condensed Consolidated Financial Statements for further detail.

INCOME TAX EXPENSE-

For the three months ended June 30, 2015, income tax expense was $0.7 million as compared to $0.4 million during the three months ended June 30, 2014.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our Condensed Consolidated Financial Statements for further information.  The increase in income tax expense during the three months ended June 30, 2015 as compared to the same period during the prior year is primarily due to additional income earned by Genco (USA) during the three months ended June 30, 2015.  This was primarily due to the 1% sales fee earned by Genco (USA) from Baltic Trading pursuant to the Management Agreement related to the sale of the Baltic Lion and Baltic Tiger during the second quarter of 2015.  The sales and purchase fees eliminate upon consolidation; however, the fees are included in the net income earned by Genco (USA) and are taxable.  This increase was partially offset by a decrease in commercial service revenue due to Genco (USA) from Baltic Trading pursuant to the Management Agreement as a result of lower charter rates achieved by Baltic Trading’s fleet.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the three months ended June 30, 2015 and 2014, net loss attributable to noncontrolling interest was $11.6 million and $5.0 million, respectively.  These amounts represent the net loss attributable to the noncontrolling interest of Baltic Trading.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

VOYAGE REVENUES-

For the six months ended June 30, 2015, voyage revenues decreased 41.3% to $67.4 million as compared to $114.7 million for the six months ended June 30, 2014.  The decrease in voyage revenues was primarily due to lower rates achieved by our vessels.  Included in the decrease in voyage revenues was a decrease in revenues earned by Baltic Trading’s vessels of $10.1 million due to lower rates achieved by its vessels partially offset by the increase in the size of its fleet during the first half of 2015 as compared to the first half of 2014.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 47.6% to $5,021 a day for the six months ended June 30, 2015 from $9,586 a day for the six months ended June 30, 2014.  The decrease in TCE rates resulted from lower spot rates achieved during the first half of 2015 as compared to the same period last year.

For the six months ended June 30, 2015 and 2014, we had 12,306.9 and 11,946.0 ownership days, respectively.  The increase in ownership days is a result of the delivery of the Baltic Hornet and Baltic Wasp during the fourth quarter of 2014 and the first quarter of 2015, respectively.  Fleet utilization increased marginally to 98.6% during the six months ended June 30, 2015 from 98.4% during the six months ended June 30, 2014.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day.  During the six months ended June 30, 2015 and 2014, total service revenue was $1.6 million during both periods.

VOYAGE EXPENSES-

Voyage expenses increased by $4.2 million from $3.9 million during the six months ended June 30, 2014 as compared to $8.1 million during the six months ended June 30, 2015.  The increase was primarily due to an increase in net bunker losses recorded during the first half of 2015 based on the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a result of the decrease in bunker prices.  Additionally, there was an increase in voyage expenses as our bunker inventory was written down to its market value as of March 31, 2015 and June 30, 2015, as well as an increase the cost of bunkers consumed during short-term time charters during the first half of 2015 as compared to the same period last year.  These increases were partially offset by a decrease in third-party broker commissions as a result of the decrease in voyage revenue earned during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $3.2 million from $61.8 million during the six months ended June 30, 2014 to $58.6 million during the six months ended June 30, 2015.  This decrease was primarily due to lower maintenance related expenses , as well as lower expenses related to spares and stores.  These decreases were partially offset by an increase in the size of Baltic Trading’s fleet due to the delivery of the Baltic Hornet and Baltic Wasp during the fourth quarter of 2014 and first quarter of 2015, respectively.

Daily vessel operating expenses decreased to $4,762 per vessel per day for the six months ended June 30, 2015 from $5,171 per day for the six months ended June 30 2014.  The decrease in daily vessel operating expenses was primarily due to lower maintenance related expenses, as well as lower expenses related to spares and stores.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the six months ended June 30, 2015 were $558 below the weighted-average budgeted rate of $5,320 per vessel per day.

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the six months ended June 30, 2015 and 2014, general, administrative and management fees were $46.8 million and $25.2 million, respectively.  The increase was primarily a result of higher non-cash compensation expense in the amount of $22.1 million, mainly arising from awards under the MIP, and expenses related to the merger with Baltic Trading in the amount of $6.5 million.  The increase was partially offset by a decrease in expenses related to our restructuring which were incurred in 2014.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees increased marginally due to the delivery of two Baltic Trading vessels during the fourth quarter of 2014 and the first quarter of 2015.

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

Depreciation and amortization expense decreased by $33.9 million to $38.8 million during the six months ended June 30, 2015 as compared to $72.7 million during the six months ended June 30, 2014.  This decrease was due to a revaluation of the vessel assets as well as the change in the scrap value as mentioned above.  These decreases were partially offset by the operation of a larger fleet during the first half of 2015 as compared to the first half of 2014 due to the delivery of the Baltic Hornet during the fourth quarter of 2014 and the Baltic Wasp during the first quarter of 2015.

IMPAIRMENT OF VESSEL ASSETS -

During the six months ended June 30, 2015, we recorded $35.4 million of Impairment of vessel assets.  As of March 31, 2015, the Company determined that the sale of two of Baltic Trading’s vessels, the Baltic Lion and Baltic Tiger, was more likely than not based on Baltic Trading’s expressed consideration to divest of those vessels.  Therefore, the time utilized to determine the recoverability of the carrying value of the vessel assets was significantly reduced, and after determining that the sum of the estimated undiscounted future cash flows attributable to the Baltic Lion and Baltic Tiger would not exceed the carrying value of the respective vessels, the Company reduced the carrying value of each vessel to its fair market value.  For this reason, the Company recorded an impairment charge for these vessels during the first quarter of 2015.  Refer to Note 1 — General information in our condensed consolidated financial statements for further information. There was no Impairment of vessel assets during the six months ended June 30, 2014.

LOSS ON SALE OF VESSELS -

During the six months ended June 30, 2015, we recorded a $1.2 million loss on sale of vessels.  On April 8, 2015, Baltic Trading sold two of its vessels, the Baltic Lion and Baltic Tiger, to us at a loss of $1.2 million. There were no vessel sales during the six months ended June 30, 2014.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

Net interest expense decreased by $30.5 million from $39.5 million during the six months ended June 30, 2014 to $9.0 million during the six months ended June 30, 2015.  Net interest expenses during the six months ended June 30, 2015 consisted of interest expense under our $100 Million Term Loan Facility, $253 Million Term Loan Facility, the $44 Million Term Loan Facility,

the 2015 Revolving Credit Facility, the Baltic Trading $22 Million Term Loan Facility and the 2014 Baltic Trading Term Loan Facilities.  Additionally, during the six months ended June 30, 2015, we recorded interest expense for the 2010 Baltic Trading Credit Facility until January 7, 2015 when Baltic Trading refinanced the outstanding indebtedness under this facility with the Baltic Trading $148 Million Credit Facility for which we recorded interest expense for the remainder of the six months ended June 30, 2015.  Net interest expense during the six months ended June 30, 2014 consisted of interest expense under the 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility, the 2010 Baltic Trading Credit Facility, the Baltic Trading $22 Million Term Loan Facility, the $44 Million Term Loan Facility, as well as interest expense related to our 5.0% Convertible Senior Notes (the “2010 Notes”).  The 2007 Credit Facility and 2010 Notes were terminated upon our emergence from bankruptcy on the Effective Date.  Additionally, interest income, unused commitment fees associated with the aforementioned credit facilities as well as the amortization of deferred financing costs related to the aforementioned credit facilities are included in net interest expense during the six months ended June 30, 2015 and 2014.

The decrease in net interest expense for the first half of 2015 as compared to the first half of 2014 was primarily due to a decrease in interest expense and amortization of deferred financing fees associated with the 2007 Credit Facility, which was terminated pursuant to the Plan on the Effective Date, and the interest rate swap agreements as three interest rate swap agreements expired during the first quarter of 2014. Additionally, there was a decrease in interest expense related to the 2010 Notes as we ceased accreting the liability related to the 2010 Notes and accruing for the related coupon payment on the Petition Date of April 21, 2014.  Refer to Note 9 — Debt, Note 10 — Convertible Senior Notes and Note 11 — Interest Rate Swap Agreements in our Condensed Consolidated Financial Statements.  These decreases were partially offset by an increase in interest expense related to the Baltic Trading 2014 Term Loan Facilities, which were entered into by Baltic Trading on October 8, 2014, and an increase in interest expense related to the 2015 Revolving Credit Facility which we entered into on April 7, 2015.  Additionally, there was an increase in unused commitment fees related to the Baltic Trading $148 Million Credit Facility.

REORGANIZATION ITEMS, NET

For the six months ended June 30, 2015 and 2014, reorganization items, net were $0.8 million and $20.1 million, respectively. These reorganization items include trustee fees and professional fees incurred after the Petition Date in relation to the Chapter 11 Cases.  Refer to Note 19 — Reorganization items, net in our Condensed Consolidated Financial Statements for further detail.

INCOME TAX EXPENSE-

For the six months ended June 30, 2015, income tax expense was $1.3 million as compared to $0.8 million during the six months ended June 30, 2014.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our Condensed Consolidated Financial Statements for further information.  The increase in income tax expense during the six months ended June 30, 2015 as compared to the same period during the prior year is primarily due to additional income earned by Genco (USA) during the six months ended June 30, 2015.  This was primarily due to the 1% sales fee earned by Genco (USA) from Baltic Trading pursuant to the Management Agreement related to the sale of the Baltic Lion and Baltic Tiger during the second quarter of 2015 as well as the 1% purchase fee earned by Genco (USA) from Baltic Trading pursuant to the Management Agreement related to the purchase of the Baltic Wasp during the first quarter of 2015.  The sales and purchase fees eliminate upon consolidation; however, the fees are included in the net income earned by Genco (USA) and are taxable.  This increase was partially offset by a decrease in commercial service revenue due to Genco (USA) from Baltic Trading pursuant to the Management Agreement as a result of lower charter rates achieved by Baltic Trading’s fleet.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the six months ended June 30, 2015 and 2014, net loss attributable to noncontrolling interest was $52.3 million and $8.2 million, respectively.  These amounts represent the net loss attributable to the noncontrolling interest of Baltic Trading.

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

Our current liquidity needs arise primarily from drydocking for our vessels, the purchase of newbuilding vessels and working capital requirements as may be needed to support our business and payments required under our indebtedness.  Our primary sources of liquidity are cash flow from operations, cash on hand (including the proceeds of the $100 million rights offering that was consummated in connection with the Chapter 11 Cases), and credit facility borrowings. Subject to the resolution of the below issues related to our credit facilities, we believe that internally generated cash flow and cash on hand will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months.  We expect that our liquidity needs will continue to arise primarily from capital expenditures for our vessels, working capital requirements as may be needed to support our business and payments required under our indebtedness. Our current and future liquidity will greatly depend upon our operating results. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, the economic or business environment in which we operate, weakness in shipping industry conditions, the financial condition of our customers, vendors and service providers, our ability to comply with the financial and other covenants of our post-restructuring indebtedness, and other factors. Additionally, the Chapter 11 Cases, including the fact that we have been subject to bankruptcy proceedings, and related matters could negatively impact our financial condition.

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

Given the negative impact of the current weak drybulk rate environment on our earnings, we face potential liquidity and covenant compliance issues. Our credit facilities subsequent to the Merger require us to maintain a minimum cash balance of $51.8 million certain portions of which can be satisfied by undrawn working capital lines. In light of our requirements to fund our ongoing operations and make payments under our credit facilities, our current cash reserves, and current drybulk shipping rates, we believe that without taking measures that are available to us, we may not remain in compliance with our minimum cash covenants under our credit facilities during 2015. To address our compliance, Genco may seek waivers or modifications to our credit agreements, seek to refinance our indebtedness or raise additional capital through debt or equity offerings, sell assets (including vessels), reduce or delay capital expenditures, or pursue other options available to us.

In addition, under the collateral maintenance covenants, as amended, of our 2015 Revolving Credit Facility, $253 Million Term Loan Facility, our $100 Million Term Loan Facility, the Baltic Trading $148 Million Credit Facility, the Baltic Trading $22 Million Term Loan Facility, the $44 Million Term Loan Facility and the 2014 Baltic Trading Term Loan Facilities, the aggregate valuations of our vessels pledged under each facility must at least be a certain percentage of loans outstanding , which percentages are currently 140%, 135%, 130%, 140%, 110%, 125% and 125%, respectively.  If this test is not met, we may be required to take certain actions to remedy the shortfall, including pledging of other unencumbered vessels.  See “Critical Accounting Policies — Vessels and Depreciation” below for further details of our vessel valuations.

Following the procurement of vessel valuations in February 2015, we did not meet the 130% collateral maintenance test under the $100 Million Term Loan Facility. The actual percentage measured by us was 122.4%, representing an approximate shortfall of approximately $5.2 million.  Under the terms of the credit facility, we must remedy such shortfall within 30 days from the time we are notified by the agent.  We were not notified by the agent to take any actions to remedy this shortfall.  On April 24, 2015, we added one of our unencumbered Handysize vessels, the Genco Sugar, as additional collateral to cover the shortfall and satisfy the collateral maintenance test.  The next date that valuations under this credit facility will be required is on or around August 17, 2015.

At June 30, 2015, we did not meet the 135% collateral maintenance test under the $253 Million Term Loan Facility.  The actual percentage measured by us was 129.2% at June 30, 2015, including the additional collateral as described below, and 133.5% on July 9, 2015 following our schedule amortization payment of $5.1 million.  Under the terms of the credit facility, we must remedy such shortfall within 30 days from the time we are requested by the agent.  During July 2015, we added five of our unencumbered vessels, the Genco Thunder, Genco Raptor, Genco Challenger, Genco Reliance and Genco Explorer, as additional collateral under this facility.  We have been in communication with the facility’s agent and prepaid $1.7 million of the outstanding indebtedness on July 29, 2015, which the lenders have agreed will reduce the scheduled amortization payment of $5.1 million that will be due in October 2015.

At June 30, 2015, we did not meet the 140% collateral maintenance test under the Baltic Trading $148 Million Credit Facility.  The actual percentage measured by us was 132.0% at June 30, 2015.  Under the credit facility terms then in effect, we were required to remedy such a shortfall within 60 days; however, the collateral maintenance requirement was amended prior to the expiration of such period such that were in compliance.  See “Amendment and Consent Agreements Related to the Merger” section in Note 9 — Debt in our Condensed Consolidated Financial Statements.  Additionally, during August 2015, we added two of our unencumbered Handysize vessels, the Genco Pioneer and Genco Progress, as additional collateral under this facility.

Given the recent downward trend in vessel values, we believe we may not meet the minimum threshold under the collateral maintenance covenant in one or more of our credit facilities when new vessel valuations are required.  To remedy this, we may pledge additional collateral (including vessels), prepay a portion of our indebtedness, seek waivers or modifications to our credit agreements (which may be unavailable or subject to conditions), or take other actions available to us.  If we fail to remedy any shortfall under our collateral maintenance covenants and are found to be in default, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

As of June 30, 2015, Genco Investments LLC owned 6,356,471 shares of Baltic Trading’s Class B Stock, which represented an 10.85% ownership interest in Baltic Trading and 64.60% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  On April 7, 2015, we entered into a definitive merger agreement with Baltic Trading (the “Merger”) under which we acquired Baltic Trading in a stock-for-stock transaction.  The Merger was approved on July 17, 2015. Under the terms of the agreement, Baltic Trading became our indirect wholly-owned subsidiary, and Baltic Trading shareholders (other than GS&T and its subsidiaries) received 0.216 shares of our common stock for each share of Baltic Trading’s common stock they own at closing, with fractional shares to be settled in cash.  Upon consummation of the transaction on July 17, 2015, our shareholders owned approximately 84.5% of the combined company, and Baltic Trading’s shareholders (other than the GS&T and its subsidiaries) own approximately 15.5% of the combined company.  Shares of Baltic Trading’s Class B stock (all of which are owned by us) were canceled in the Merger.  Our stock began trading on the New York Stock Exchange after consummation of the transaction on July 20, 2015 under the symbol “GNK.”

Our Board of Directors and Baltic Trading’s Board of Directors established independent special committees to review the transaction and negotiate the terms on behalf of their respective companies.  Both independent special committees unanimously approved the transaction.  The Boards of Directors of both companies approved the merger by unanimous vote of directors present and voting, with Peter C. Georgiopoulos, Chairman of the Board of each company, recused for the vote.  The Merger was approved on July 17, 2015 at the Annual Meeting.

Additionally, on April 7, 2015, we entered into an agreement under which we acquired all of the shares of two single-purpose entities that were wholly owned by Baltic Trading, each of which owns one Capesize drybulk vessel, for an aggregate purchase price of $68.5 million, subject to reduction for $40.6 million of outstanding first-mortgage debt of such single-purpose entities that is to be guaranteed by us and an adjustment for the difference between such single-purpose entities’ current assets and total liabilities as of the closing date. At March 31, 2015, we determined that the sale of the Baltic Lion and Baltic Tiger were more likely than not based on Baltic Trading’s expressed consideration to divest of those vessels to increase its liquidity position and strengthen its balance sheet.  Through the transactions, which closed on April 8, 2015, we acquired the vessels known as the Baltic Lion and the Baltic Tiger. The independent special committees of both companies’ Boards of Directors reviewed and approved this transaction.

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

Borrowings under the 2015 Revolving Credit Facility have been used for general corporate purposes including “working capital” (as defined in the 2015 Revolving Credit Facility) and to finance the purchase of drybulk vessels.  The 2015 Revolving Credit Facility has a maturity date of March 31, 2020.  Borrowings under the 2015 Revolving Credit Facility bear interest at LIBOR plus a margin based on a combination of utilization levels under the 2015 Revolving Credit Facility and a security maintenance cover ranging from 3.40% per annum to 4.25% per annum.  The commitment under the 2015 Revolving Credit Facility is subject to quarterly reductions of $1.6 million to $4.1 million depending on the total amount committed.  Borrowings under the 2015 Revolving Credit Facility are subject to 20 equal consecutive quarterly installment repayments commencing three months after the date of the loan agreement, or July 7, 2015.  On April 8, 2015, we drew down $25.0 million on the 2015 Revolving Credit Facility for working capital purposes and to partially fund the purchase of the Baltic Lion and Baltic Tiger from Baltic Trading.  Additionally, on July 10,

2015, we drew down $10.0 million for working capital purposes.  A commitment fee of 1.5% per annum is payable on the undrawn amount of the maximum loan amount.

On April 30, 2015, we entered into agreements to amend or waive certain provisions of the $100 Million Term Loan Agreement and the $253 Million Term Loan Facility.  Refer to Note 9 — Debt in our Condensed Consolidated Financial Statements for further information.

On July 14, 2015, Baltic Trading and certain of its wholly owned subsidiaries entered into agreements to amend, provide consents under, or waive certain provisions of the Baltic Trading $22 Million Term Loan Facility, the 2014 Baltic Trading Term Loan Facilities and the Baltic Trading $148 Million Credit Facility.

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

Dividends

We are currently prohibited from paying dividends under certain of our facilities, the longest restriction of which is in effect until March 31, 2017.  Following March 31, 2017, the amount of dividends we may pay is limited based on the amount of the loan outstanding under the 2015 Revolving Credit Facility. Moreover, we would make dividend payments to our shareholders only if our Board of Directors, acting in its sole discretion, determines that such payments would be in our best interest and in compliance with relevant legal and contractual requirements. The principal business factors that our Board of Directors would consider when determining the timing and amount of dividend payments would be our earnings, financial condition and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends other than from surplus. Marshall Islands law also prohibits the declaration and payment of dividends while a company is insolvent or would be rendered insolvent by the payment of such a dividend.

Cash Flow

Net cash used in operating activities for the six months ended June 30, 2015 and 2014 was $29.8 million and $23.1 million, respectively. Excluding the non-cash impairment of vessel assets of $35.4 million and non-cash loss on the disposal of vessels of $0.9 million, we recorded a net loss in the amount of $94.8 million for the six months ended June 30, 2015 compared to a net loss of $107.8 million for the six months ended June 30, 2014.  The increase in cash used by operating activities was primarily due to a decrease in depreciation and amortization expense of $33.9 million as a result of the adoption of fresh-start reporting on the Effective Date which required us to revalue our vessel assets at market partially offset by the increase in the size of our fleet due to the delivery of two Baltic Trading vessels during the fourth quarter of 2014 and the first quarter of 2015. Additionally, the fluctuation in accounts payable and accrued expenses decreased by $7.0 million due to restructuring related expenses incurred during the first half of 2014.  There was also a decrease in the amortization of deferred financing costs of $3.2 million and a decrease in the amortization of the discount on the Convertible Senior Notes of $1.6 million due to the termination of the 2007 Credit Facility and the 2010 Notes on the Effective Date. These decreases in net cash used in operating activities were partially offset by a $22.1 million increase in the amortization of nonvested stock compensation due to the amortization of the MIP Warrants and restricted shares issued after the Effective Date by the Successor Company.

Net cash used in investing activities for the six months ended June 30, 2015 and 2014 was $5.4 million and $30.3 million, respectively. Net cash used in investing activities for the six months ended June 30, 2015 consisted primarily of $24.7 million of vessel asset purchases, including deposits. This consisted primarily of deposits made by Baltic Trading for its three remaining newbuilding vessels that it has agreed to acquire, one of which was delivered during the first quarter of 2015.  Additionally, there was a $19.8 million fluctuation of the change in deposits of restricted cash primarily related to the $19.6 million of restricted cash that was held in an escrow account as of December 31, 2014 for the purchase of the Baltic Wasp which was released to the shipyard upon the vessel delivery on January 2, 2015.  For the six months ended June 30, 2014, cash used in investing activities consisted primarily of $29.8 million of vessel asset purchases, including deposits which consisted primarily of deposits made by Baltic Trading for the four newbuilding vessels that it has agreed to acquire which were not yet delivered as of June 30, 2014.

Net cash provided by financing activities was $13.5 million during the six months ended June 30, 2015 as compared to net cash used in financing activities of $11.6 million during the six months ended June 30, 2014.  Net cash provided by financing activities for the six months ended June 30, 2015 consisted primarily of $115.0 million of proceeds from the Baltic Trading $148 Million Credit Facility and $25.0 million of proceeds from the 2015 Revolving Credit Facility partially offset by the following: $102.3 million repayment of debt under the 2010 Baltic Trading Credit Facility, $10.2 million repayment of debt under the $253 Million Term Loan Facility, $3.8 million repayment of debt under the $100 Million Term Loan Facility, $1.4 million repayment of debt under the $44 Million Term Loan Facility, $2.4 million repayment of debt under the Baltic Trading $148 Million Credit Facility, $0.8 million repayment of debt under the Baltic Trading $22 Million Term Loan Facility, $0.7 million repayment of debt under the Baltic Trading 2014 Term Loan Facilities, $4.3 million payment of deferred financing costs and $0.7 million cash settlement paid to non-accredited 2010 Note holders. Net cash used in financing activities for the six months ended June 30, 2014 consisted primarily of the following: $5.1 million repayment of debt under the $253 Million Term Loan Facility, $1.9 million repayment of debt under the $100 Million Term Loan Facility, $1.4 million repayment of debt under the $44 Million Term Loan Facility, $0.8 million repayment of debt under the Baltic Trading $22 Million Term Loan Facility and $2.0 million of dividends paid by Baltic Trading to its outside shareholders. There were no dividends paid by Baltic Trading during the six months ended June 30, 2015.

Credit Facilities

Refer to the 2014 10-K, as amended, for a summary and description of our outstanding credit facilities, including the underlying financial and non-financial covenants.  On October 8, 2014, wholly-owned subsidiaries of Baltic Trading entered into the 2014 Baltic Trading Term Loan Facilities to fund a portion of the purchase of the Baltic Hornet and Baltic Wasp. Additionally, on December 31, 2014, Baltic Trading entered into the Baltic Trading $148 Million Credit Facility which is comprised of a $115.0 million revolving credit facility and $33.0 million term loan facility to fund or refund a portion of the purchase of the Baltic Scorpion and Baltic Mantis. Borrowings under the Baltic Trading $148 Million Credit Facility were used to refinance Baltic Trading’s indebtedness under the 2010 Baltic Trading Credit Facility.  On April 7, 2015, five of our wholly-owned subsidiaries entered into 2015 Revolving Credit Facility which provides for a $59.5 million revolving credit facility with an uncommitted accordion feature that, if exercised, will upsize the facility up to $150.0 million. On April 30, 2015, we entered into agreements to amend or waive certain provisions of the $100 Million Term Loan Agreement and the $253 Million Term Loan Facility. Lastly, on July 14, 2015, Baltic Trading and certain of its wholly owned subsidiaries entered into agreements to amend, provide consents under, or waive certain provisions of the Baltic Trading $22 Million Term Loan Facility, the 2014 Baltic Trading Term Loan Facilities and the Baltic Trading $148 Million Credit Facility.  Refer to Note 9 —Debt in our Condensed Consolidated Financial Statements for further information regarding the terms and fees associated with these agreements.

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

As of June 30, 2015, we believe we were in compliance with all of the financial covenants under the $253 Million Term Loan Facility; the $100 Million Term Loan Facility; the $44 Million Term Loan Facility; the2015 Revolving Credit Facility; the Baltic Trading $148 Million Credit Facility; the Baltic Trading $22 Million Term Loan Facility and the 2014 Baltic Trading Term Loan Facilities.

Convertible Notes Payable

Refer to Note 10 — Convertible Senior Notes of our Condensed Consolidated Financial Statements for a summary of the convertible notes payable.  On the Effective Date when the Company emerged from Chapter 11, the 2010 Notes and the Indenture were fully satisfied and discharged.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At June 30, 2015 and December 31, 2014, we did not have any interest rate swap agreements.  As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  In determining the fair value of interest rate derivatives, we would consider the creditworthiness of both the counterparty and ourselves immaterial. Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations.  Amounts would not and should not be identical due to the different modeling assumptions.  Any material differences would be investigated.

Refer to Note 11 — Interest Rate Swap Agreements of our Condensed Consolidated Financial Statements, which discusses the interest rate swap agreement that were in place prior to the Effective Date.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charterers and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of June 30, 2015 and December 31, 2014.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of June 30, 2015.  The table incorporates the employment agreement entered into in September 2007 with our President, John Wobensmith.  The table reflects the agreements to acquire the remaining newbuilding Ultramax drybulk vessel from Yangfan Group Co., Ltd. for an aggregate purchase price of $28.0 million.  We plan to finance the remaining vessel acquisition with a combination of cash on hand, future cash flow from operations, as well as debt or equity financing, including the Baltic Trading $148 Million Credit Facility as discussed above under “Liquidity and Capital Resources.”   The interest and borrowing fees and credit agreement payments below reflect the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, the $44 Million Term Loan Facility, the 2015 Revolving Credit Facility, the Baltic Trading $22 Million Term Loan Facility, the 2014 Baltic Trading Term Loan Facilities and the Baltic Trading $148 Million Credit Facility, as well as other fees associated with the facilities.  The interest and borrowing fees below also include the $0.2 million of upfront fees related to the amendments entered into on July 14, 2015 for the Baltic Trading $22 Million Term Loan Facility, the 2014 Baltic Trading Term Loan Facilities and the Baltic Trading $148 Million Credit Facility.  Refer to Note 9 — Debt in our Condensed Consolidated Financial Statements for further information regarding the terms of the aforementioned credit facilities.  The following table also incorporates the future lease payments associated with the lease for our current space and excludes the lease from our former space as we have filed a motion to reject the lease for our former space in the bankruptcy proceedings, which was accepted on the Effective Date upon our emergence from Chapter 11.  Refer to Note 20 — Commitments and Contingencies in our Condensed Consolidated Financial Statements for further information regarding the terms of our two lease agreements.

	Total	Less than One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Credit Agreements (2)	$475,117	$22,396	$92,335	$299,408	$60,978
Interest and borrowing fees	63,451	8,861	30,047	21,340	3,203
Remainder of purchase price of vessels (3)	22,700	22,700	—	—	—
Executive employment agreement	758	312	446	—	—
Office leases	19,196	538	2,152	3,146	13,360
Totals	$581,222	$54,807	$124,980	$323,894	$77,541

(1)         Represents the six-month period ending December 31, 2015.

(2)         On August 3, 2015, $16.5 million was drawn down on the Baltic Trading $148 Million Credit Facility in order to fund the purchase of the Baltic Scorpion, which was delivered on August 6, 2015.  As such, it is included in the total contractual obligation for credit agreement payments.

(3)         The timing of this obligation is based on the estimated delivery dates for the Baltic Mantis.  Upon the delivery of the Baltic Scorpion on August 6, 2015, the remaining purchase price of $19.6 million was paid to Yangfan Group Co., Ltd., of which $3.1 million has been included in the table above as the $16.5 million draw down is included in the total contractual obligation for credit agreement payments.

Interest expense has been estimated using 0.30% plus the applicable margin of 3.50% for the $100 Million Term Loan Facility and the $253 Million Term Loan Facility and 3.40% for the 2015 Revolving Credit Facility.  For the Baltic Trading $22 Million Term Loan Facility and the $44 Million Term Loan Facility, interest expense has been estimated using 0.30% plus the applicable margin of 3.35%.  Interest expense has been estimated using 0.30% plus the applicable margin for the Baltic Trading $148 Million Credit Facility and for the 2014 Baltic Trading Term Loan Facilities of 3.00% and 2.50%, respectively.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Including Baltic Trading’s vessels after the Merger, our fleet currently consists of 13 Capesize drybulk carriers, eight Panamax drybulk carriers, three Ultramax drybulk carriers, 21 Supramax drybulk carriers, six Handymax drybulk carriers and 18 Handysize drybulk carriers.  After the expected delivery of the remaining one Ultramax vessels that we have agreed to acquire, our fleet will consists of 13 Capesize drybulk carriers, eight Panamax drybulk carriers, four Ultramax drybulk carriers, 21 Supramax drybulk carriers, six Handymax drybulk carriers and 18 Handysize drybulk carriers. We intend to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the Baltic Trading $148 Million Credit Facility, to fully finance the acquisition of the remaining Ultramax newbuilding drybulk vessel.

As previously announced, we have initiated a fuel efficiency upgrade program for certain of our vessels. We believe this program will generate considerable fuel savings going forward and increase the future earnings potential for these vessels. The cost of the upgrades, which will be performed under the planned drydocking schedule, is expected to be approximately $0.3 million for a Supramax vessel and $0.5 million for a Capesize vessel and is included in our estimated drydocking costs below. Additionally, during the remainder of 2015, we expect these upgrades to be installed on two of our Supramax vessels and one of our Capesize vessels. During the six months ended June 30, 2015, the upgrades have been successfully installed on four of our vessels, the Genco Bourgogne, Genco Brittany, Genco Languedoc and Baltic Bear.  Additionally, the upgrades have been successfully installed on four of our vessels, the Genco Aquitaine, Genco Ardennes, Genco Auvergne and Genco Titus, which completed their planned drydockings during the third and fourth quarter of 2014. Lastly, the upgrades have been successfully installed on five of our vessels, the Baltic Cougar, the Baltic Panther, the Baltic Leopard, the Baltic Jaguar and the Baltic Wind, which completed their planned drydockings during the first half of 2014.

Under U.S. Federal law and 33 CFR, Part 151, Subpart D, U.S. approved ballast water treatment systems will be required to be installed in all vessels at the first out of water drydocking after January 1, 2016 if these vessels are to discharge ballast water inside 12 nautical miles of the coast of the United States. Currently, we do not believe there are any ballast water treatment systems that are approved by U.S. authorities; however, an alternative management system (“AMS”) may be installed in lieu.  For example, in

February 2015, the USCG added Bawat to the list of ballast water treatment systems that received AMS acceptance.  An AMS is valid for five years from the date of required compliance with ballast water discharge standards, by which time it must be replaced by an approved system unless the AMS itself achieves approval. The cost of these systems will vary based on the size of the vessel, and the Company estimates the cost of the systems to be $1.0 million for Capesize, $0.8 million for Panamax, $0.8 million for Supramax, $0.7 million for Handymax and $0.7 million for Handysize vessels. Any newbuilding vessels that we acquire will have an AMS installed when the vessel is being built. The costs of ballast water treatment systems will be capitalized and depreciated over the remainder of the life of the vessel, assuming the system the Company installs becomes approved. These amounts would be in addition to the amounts budgeted for drydocking below.

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet. We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, and scheduled off-hire days for our fleet through 2016 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2015 (July 1- December 31, 2015)	$10.3	270
2016	$9.4	290

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

Actual length of drydocking will vary based on the condition of the vessel, yard schedules and other factors.  Higher repairs and maintenance expense during drydocking for vessels which are over 15 years old typically result in a higher number of off-hire days depending on the condition of the vessel.

During the six months ended June 30, 2015 and 2014, we incurred a total of $7.3 million and $9.3 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

Eleven of our vessels completed their drydockings during the six months ended June 30, 2015, including the Genco Bourgogne, which entered the drydocking yard during the fourth quarter of 2014.  Additionally, the Genco Success, Genco Surprise and Genco Pyrenees entered the drydocking yard during the second quarter of 2015, but did not complete its drydocking until the third quarter of 2015. We estimate that 12 of our vessels will be drydocked during the remainder of 2015 (including the Genco Success, Genco Surprise and Genco Pyrenees) and an additional 10 of our vessels will be drydocked during 2016.

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

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value.  Effective July 9, 2014, the Effective Date, we increased the estimated scrap value of the vessels from $245/lwt to $310/lwt prospectively based on the 15-year average scrap value of steel.  This increase in the residual value of the vessels will decrease the annual depreciation charge over the remaining useful life of the vessels.  During the three and six months ended June 30, 2015, the increase in the estimated scrap value resulted in a decrease in depreciation expense of approximately $0.8 million and $1.6 million, respectively, for the Successor Company.  Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2014 10-K, as amended.  Excluding the three Bourbon vessels we resold immediately upon delivery to MEP at our cost, we have sold three of our vessels since our inception and realized a profit in each instance.  However, we did determine to cancel an acquisition of six drybulk newbuildings in November 2008, incurring a $53.8 million loss from the forfeiture of our deposit and related interest.  At March 31, 2015, we determined that the sale of the Baltic Lion and Baltic Tiger was probable based on Baltic Trading’s expressed consideration to divest of those vessels to increase its liquidity position and strengthen our balance sheet.  Therefore, the time utilized to determine the recoverability of the carrying value of the vessel assets was significantly reduced, and after determining that the sum of the estimated undiscounted future cash flows attributable to the Baltic Lion and Baltic Tiger would not exceed the carrying value of the respective vessels, the Company reduced the carrying value of each vessel to its fair market value.  On April 7, 2015, we entered into an agreement with Baltic Trading to purchase the Baltic Lion and Baltic Tiger for an aggregate purchase price of $68.5 million, not including commission, which closed on April 8, 2015.  During the three and six months ended June 30, 2015, we have recorded an impairment loss related to these vessel assets of $35.4 million as it was determined that the estimated undiscounted future cash flows attributable to these vessels would not exceed the carrying value and during the three and six months ended June 30, 2015, we have recorded a loss on disposal of vessels of $1.2 million.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $100 Million Term Loan Facility, as amended; the $253 Million Term Loan Facility, as amended; the 2015 Revolving Credit Facility; the $44 Million Term Loan Facility; the Baltic Trading $148 Million Credit Facility; the Baltic Trading $22 Million Term Loan Facility; and the 2014 Baltic Trading Term Loan Facilities at June 30, 2015.  Refer to Note 9 — Debt in our Condensed Consolidated Financial Statements for discussion of any remedies that were taken to resolve any collateral maintenance requirements that were originally not met as of June 30, 2015.  We obtained valuations for all of the vessels in our fleet, including Baltic Trading, on or around June 30, 2015 pursuant to the terms of the credit facilities, with the exception of the $100 Million Term Loan Facility which we utilized the February 4, 2015 valuations pursuant to the terms of the credit facility.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at June 30, 2015 and December 31, 2014.

At June 30, 2015, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date, with the exception of the Baltic Lion and Genco Tiger, were lower than their carrying values at June 30, 2015.  At December 31, 2014, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date, with the exception of the Genco Avra, Genco Mare and Genco Spirit, were lower than their carrying values at December 31, 2014.  For the Genco Ocean, Genco Bay, Genco Avra, Genco Mare, Genco Spirit and Genco Sugar (which was added as additional collateral under this facility effective April 24, 2015), the last compliance testing date prior to June 30, 2015 and December 31, 2014 was February 4, 2015 and August 18, 2014, respectively, in accordance with the terms of the $100 Million Term Loan Facility; for all other vessels, the compliance testing date was June 30, 2015 and December 31, 2014, respectively, in accordance with the terms of the applicable credit facility.

The amount by which the carrying value at June 30, 2015 of all of the vessels in our fleet, with the exception of the Baltic Lion and Genco Tiger, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $2.1 million to $17.6 million per vessel, and $532.2 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2014 of all of the vessels in our fleet, with the exception of the Genco Avra, Genco Mare and Genco Spirit, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.1 million to $8.2 million per vessel, and $246.6 million on an aggregate fleet basis.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $8.1 million at June 30, 2015 and $3.9 million as of December 31, 2014.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels.

			Carrying Value (U.S. dollars in thousands) as of
Vessels	Year Built	Year Acquired	June 30, 2015	December 31, 2014
Unencumbered
Genco Reliance	1999	2004	$8,997	$9,379
Genco Vigour	1999	2004	11,616	12,064
Genco Explorer	1999	2004	8,974	9,367
Genco Carrier	1998	2004	10,694	11,209
Genco Pioneer	1999	2005	8,943	9,352
Genco Progress	1999	2005	8,967	9,364
Genco Wisdom	1997	2005	9,882	10,354
Genco Success	1997	2005	9,786	10,338
Genco Beauty	1999	2005	11,609	12,061
Genco Knight	1999	2005	11,573	12,043
Genco Leader	1999	2005	11,566	12,039
Genco Marine	1996	2005	8,801	9,346
Genco Prosperity	1997	2005	9,812	10,356
Genco Muse	2001	2005	14,095	14,617
Genco Acheron	1999	2006	11,543	12,028
Genco Surprise	1998	2006	10,602	11,058
Genco Augustus	2007	2007	40,743	41,761
Genco Tiberius	2007	2007	40,748	41,763
Genco London	2007	2007	39,333	40,242
Genco Titus	2007	2007	39,690	40,603
Genco Challenger	2003	2007	12,440	12,851
Genco Charger	2005	2007	14,369	14,726
Genco Predator	2005	2007	19,773	20,349
Genco Champion	2006	2008	15,283	15,710
Genco Constantine	2008	2008	43,113	44,133
Genco Raptor	2007	2008	19,341	19,802
Genco Cavalier	2007	2008	18,251	18,694
Genco Thunder	2007	2008	19,358	19,810
Genco Hadrian	2008	2008	42,648	43,587
TOTAL			$532,550	$549,006

2015 Revolving Credit Facility
Genco Commodus	2009	2009	45,088	46,057
Genco Maximus	2009	2009	45,103	46,065
Genco Claudius	2010	2009	47,280	48,275
Genco Hunter	2007	2007	22,154	22,710
Genco Warrior	2005	2007	19,770	20,348
TOTAL			$179,395	$183,455

$100 Million Term Loan Facility
Genco Bay	2010	2010	20,382	20,822
Genco Ocean	2010	2010	20,397	20,829
Genco Avra	2011	2011	21,502	21,945
Genco Mare	2011	2011	21,509	21,948
Genco Spirit	2011	2011	21,521	21,954
Genco Sugar	1998	2004	8,119	8,502
TOTAL			$113,430	$116,000

$253 Million Term Loan Facility
Genco Aquitaine	2009	2010	20,518	20,963
Genco Ardennes	2009	2010	20,525	20,967
Genco Auvergne	2009	2010	20,714	21,157
Genco Bourgogne	2010	2010	21,686	22,110
Genco Brittany	2010	2010	21,700	21,966
Genco Languedoc	2010	2010	21,700	21,967
Genco Loire	2009	2010	19,879	20,321
Genco Lorraine	2009	2010	19,873	20,320
Genco Normandy	2007	2010	18,267	18,702

Genco Picardy	2005	2010	19,769	20,321
Genco Provence	2004	2010	18,657	19,211
Genco Pyrenees	2010	2010	21,655	21,971
Genco Rhone	2011	2011	22,595	23,054
TOTAL			$267,538	$273,030

$44 Million Term Loan Facility
Baltic Lion	2009	2013	35,214	53,659
Genco Tiger	2010	2013	32,738	51,541
TOTAL			$67,952	$105,200

Baltic Trading $148 Million Credit Facility
Baltic Leopard	2009	2009	19,888	20,325
Baltic Panther	2009	2010	19,891	20,327
Baltic Cougar	2009	2010	19,895	20,329
Baltic Jaguar	2009	2010	19,898	20,330
Baltic Bear	2010	2010	46,535	47,251
Baltic Wolf	2010	2010	46,269	47,210
Baltic Wind	2009	2010	19,401	19,831
Baltic Cove	2010	2010	20,391	20,824
Baltic Breeze	2010	2010	20,405	20,833
TOTAL			$232,573	$237,260

Baltic Trading $22 Million Term Loan Facility
Baltic Fox	2010	2013	20,010	20,444
Baltic Hare	2009	2013	18,900	19,331
TOTAL			$38,910	$39,775

2014 Baltic Trading Term Loan Facilities
Baltic Hornet	2014	2014	28,718	29,117
Baltic Wasp	2015	2015	28,977	—
TOTAL			$57,695	$29,117

Consolidated Total			$1,490,043	$1,532,843

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, we would record a loss in the amount of the difference.  Refer above for information regarding the sale of the Baltic Lion and Baltic Tiger.

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  Prior to the filing of our Chapter 11 cases on the Petition Date, on March 31, 2014, we held one interest rate swap agreement with DnB Bank ASA to manage future interest costs and the risk associated with changing interest rates.  The swap agreement synthetically converted variable rate debt to fixed rate debt at the fixed interest rate of the swap plus the applicable margin of 3.00%.  The total notional principal amount of the remaining swap was $106.2 million and the swap had a specified rate and duration.  As of June 30, 2015 and December 31, 2014, we had no interest rate swap agreements in place.  Refer to the table in Note 11 — Interest Rate Swap Agreements in our Condensed Consolidated Financial Statements.

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

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  For the 2007 Credit Facility, which was terminated on the Effective Date pursuant to the Plan, we were subject to a facility fee of 1.00% per annum on the average daily outstanding principal amount of the outstanding loan under the 2007 Credit Facility and we paid LIBOR plus 3.00% on the outstanding debt under this facility prior to its termination.  Additionally, during the period from January 1 to July 9, 2014, the Effective Date, we paid LIBOR plus 3.00% on the outstanding debt under the $100 Million Term Loan Facility and $253 Million Term Loan Facility. Pursuant to the amendments to these facilities which were effective on the Effective Date of the Plan, the margin was increased from 3.00% to 3.50% effective July 9, 2014.  We paid LIBOR plus 3.40% on the outstanding debt under the 2015 Revolving Credit Facility.  We also paid LIBOR plus 3.00% on the outstanding debt under the 2010 Baltic Trading Credit Facility until January 7, 2015 when the facility was refinanced with the Baltic Trading $148 Million Credit Facility.  Beginning on July 7, 2015, we paid LIBOR plus 3.00% on the outstanding debt under the Baltic Trading $148 Million Credit Facility as well.  Additionally, we paid the three-month LIBOR plus 3.35% on the outstanding debt under the Baltic Trading $22 Million Term Loan Facility and the $44 Million Term Loan Facility. Lastly, we paid three-month LIBOR plus 2.50% on the outstanding debt under the 2014 Baltic Trading Term Loan Facilities. A 1% increase in LIBOR would result in an increase of $2.1 million in interest expense for the six months ended June 30, 2015. For any unpaid loan payments due under the $100 Million Term Loan Facility and the $253 Million Term Loan Facility during the bankruptcy period in 2014, we incurred an additional 2.00% default interest only on the unpaid loan amounts due during the bankruptcy period.

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

As of June 30, 2015 and December 31, 2014, we did not have any interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.

The differential to be paid or received for the swap agreements that we previously had were recognized as an adjustment to interest expense as incurred.  The interest rate differential pertaining to the interest rate swaps for the three and six months ended June 30, 2014 was $0.4 million and $1.8 million, respectively.  The Company was utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of AOCI.  The ineffective portion was recognized as other (expense) income, which is a component of other (expense) income.  If for any period of time we did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation would be recognized as other (expense) income.

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

Investments

We hold investments in equity securities of Jinhui, which are classified as available for sale (“AFS”) under Accounting Standards Codification 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”).  Pursuant to guidance in ASC 320-10, changes between our cost basis in these securities and their market value are recognized as an adjustment to their carrying values with an offsetting adjustment to AOCI at each reporting date.  As of June 30, 2015, our cost basis in these equity securities of Jinhui was $51.7 million and their carrying value was $25.4 million, which we believe did not constitute an other-than-temporary impairment as of this date.  Accordingly, the difference between our cost basis in these securities and their carrying value is classified within AOCI in the Condensed Consolidated Balance Sheet as of June 30, 2015.  In the event we determine that the Jinhui investment is subject to an other-than-temporary impairment or upon any sale of Jinhui shares, a loss corresponding to the amount of the impairment or the amount of any gain or loss from a sale would be reclassified from AOCI and recorded in the Condensed Consolidated Statement of Operations.

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

PART II:                    OTHER INFORMATION

ITEM 1.                          LEGAL PROCEEDINGS

The information set forth in Note 22 — Legal Proceedings in our Condensed Consolidated Financial Statements above is incorporated herein by reference.

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

ITEM 1A.                 RISK FACTORS

The information set forth under the section entitled “Risk Factors” in Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 10, 2015 is incorporated herein by reference.

ITEM 5.                          OTHER INFORMATION

Termination Agreement

GS&T, Genco Investments LLC (“Genco Investments”), and Baltic Trading executed a Termination Agreement pursuant to which the Management Agreement between GS&T and Baltic Trading dated as of March 15, 2010, as amended to date, the Omnibus Agreement between GS&T and Baltic Trading dated as of March 15, 2010, and the Subscription Agreement between Genco Investments and Baltic Trading were terminated effective as of July 18, 2015, except that any right of GS&T to payment for services rendered under the Management Agreement prior to such date survived such termination.  The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Termination Agreement, which is filed as Exhibit 10.20 hereto, and is incorporated into this item by reference.

ITEM 6.  EXHIBITS

Exhibit	Document

2.1	Agreement and Plan of Merger, dated as of April 7, 2015, by and among Genco Shipping & Trading Limited, Poseidon Merger Sub Limited and Baltic Trading Limited.(1)

2.2	Stock Purchase Agreement, dated as of April 7, 2015, by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(1)

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 10, 2015, by and among Genco Shipping & Trading Limited, Poseidon Merger Sub Limited and Baltic Trading Limited.(2)

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(3)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(4)

3.4	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(3)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(5)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(5)

10.1	Voting and Support Agreement, dated as of April 7, 2015, by and among Baltic Trading Limited, Genco Shipping & Trading Limited, and the entities listed on Schedule A thereto.(1)

10.2

Loan Agreement, dated as of April 7, 2015, by and among Genco Commodus Limited, Genco Maximus Limited, Genco Claudius Limited, Genco Hunter Limited and Genco Warrior Limited, as borrowers, ABN AMRO Capital USA LLC, as arranger, facility agent and security agent and the banks and financial institutions party thereto, as lenders.(6)

10.3	Guarantee, dated as of April 7, 2015, made by Genco Shipping & Trading Limited to ABN AMRO Capital USA LLC.(6)

10.4

Amendment and Waiver Agreement dated as of April 30, 2015 by and among Genco as borrower, Genco Bay Limited and other subsidiaries of Genco named therein as guarantors, and Credit Agricole Corporate and Investment Bank.(6)

10.5	Waiver Agreement dated as of April 30, 2015 by and among Genco as borrower, Genco Lorraine Limited and other subsidiaries of Genco named therein as guarantors and, Deutsche Bank Luxembourg S.A.(6)

10.6

Loan Agreement by and among Baltic Tiger Limited and Baltic Lion limited as borrowers, the banks listed therein as lenders, and DVB Bank SE, as agent, arranger, and security agent, dated as of December 3, 2013.(7)

10.7

First Supplemental Agreement to Secured Loan Facility Agreement, dated as of April 7, 2015, by and among Baltic Tiger Limited, Baltic Lion Limited, Baltic Trading Limited, DVB Bank SE, and the lenders listed on Schedule 1 thereto.(8)

10.8	Guarantee and Indemnity dated April 8, 2015 by Genco Shipping & Trading Limited in favor of DVB Bank SE.(1)

10.9	Letter Agreement dated April 30, 2015 between Genco Shipping & Trading Limited and John C. Wobensmith.(9)

10.10	Letter Agreement dated April 30, 2015 between Baltic Trading Limited and John C. Wobensmith.(9)

10.11	Genco Shipping & Trading Limited 2015 Equity Incentive Plan.(10)

10.12

First Supplemental Agreement dated as of July 13, 2015, to Loan Facility Agreement dated August 30, 2013, by and among Baltic Hare Limited and Baltic Fox Limited as borrowers, Baltic Trading Limited as guarantor and pledgor, DVB Bank SE and others as Lenders, and DVB Bank SE as Agent and Security Agent.*

10.13	Guarantee and Indemnity dated July 17, 2015 by Genco Shipping & Trading Limited in favor of DVB Bank SE.*

Exhibit	Document
10.14

Amendment No. 1 dated as of July 14, 2015, to Up to $148,000,000 Senior Secured Credit Agreement dated December 31, 2014, by and among Baltic Trading Limited as Borrower, various lenders listed on Schedule I as Lenders, Nordea Bank Finland PLC, New York Branch as Administrative Agent and Security Agent, Nordea Bank Finland PLC, New York Branch and Skandinaviska Enskilda Banken AB (PUBL) as Mandated Lead Arrangers, and Nordea Bank Finland plc, New York Branch as Bookrunner.*

10.15	Guaranty dated as of July 17, 2015 by Genco Shipping & Trading Limited in favor of Nordea Bank Finland plc, New York Branch.*

10.16

Supplemental Agreement dated as of July 14, 2015 to $16,800,000 Secured Loan Facility Agreement dated October 8, 2014, by and among Baltic Hornet Limited as Borrower, ABN AMRO Capital USA LLC and others as Lenders, ABN AMRO Capital USA LLC as Mandated Lead Arranger, Agent and Security Agent, ABN AMRO Bank N.V. Singapore Branch as Sinosure Agent, ABN AMRO Bank N.V. as Swap Provider, Baltic Trading Limited as Guarantor, Genco Shipping & Trading Limited as New Guarantor, Baltic Trading Limited as Pledgor and Baltic Wasp Limited as Other Borrower.*

10.17

Supplemental Agreement dated as of July 14, 2015 to $16,800,000 Secured Loan Facility Agreement, dated October 8, 2014, by and among Baltic Wasp Limited as Borrower, ABN AMRO Capital USA LLC and others as Lenders, ABN AMRO Capital USA LLC as Mandated Lead Arranger, Agent and Security Agent, ABN AMRO Bank N.V. Singapore Branch as Sinosure Agent, ABN AMRO Bank N.V. as Swap Provider, Baltic Trading Limited as Guarantor, Genco Shipping & Trading Limited as New Guarantor, Baltic Trading Limited as Pledgor and Baltic Hornet Limited as Other Borrower.*

10.18	Guarantee and Indemnity dated July 17, 2015 by Genco Shipping & Trading Limited in favor of ABN AMRO Capital USA LLC pertaining to Baltic Hornet Limited.*

10.19	Guarantee and Indemnity dated July 17, 2015 by Genco Shipping & Trading Limited in favor of ABN AMRO Capital USA LLC pertaining to Baltic Wasp Limited.*

10.20	Termination Agreement by and among Genco Shipping & Trading Limited, Genco Investments LLC, and Baltic Trading Limited.*

31.1	Certification of President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the six months ended June 30, 2015 and 2014 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

(*)	Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2015.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(6)

Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed with the Securities and Exchange Commission on May 8, 2015.

(7)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2013.

(8)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2015.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2015.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2015.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: August 10, 2015	By:	/s/ John C. Wobensmith
John C. Wobensmith
President
(Principal Executive Officer)

DATE: August 10, 2015	By:	/s/ Apostolos Zafolias
Apostolos Zafolias
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit	Document

2.1	Agreement and Plan of Merger, dated as of April 7, 2015, by and among Genco Shipping & Trading Limited, Poseidon Merger Sub Limited and Baltic Trading Limited.(1)

2.2	Stock Purchase Agreement, dated as of April 7, 2015, by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(1)

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 10, 2015, by and among Genco Shipping & Trading Limited, Poseidon Merger Sub Limited and Baltic Trading Limited.(2)

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(3)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(4)

3.4	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(3)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(5)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(5)

10.1	Voting and Support Agreement, dated as of April 7, 2015, by and among Baltic Trading Limited, Genco Shipping & Trading Limited, and the entities listed on Schedule A thereto.(1)

10.2

Loan Agreement, dated as of April 7, 2015, by and among Genco Commodus Limited, Genco Maximus Limited, Genco Claudius Limited, Genco Hunter Limited and Genco Warrior Limited, as borrowers, ABN AMRO Capital USA LLC, as arranger, facility agent and security agent and the banks and financial institutions party thereto, as lenders.(6)

10.3	Guarantee, dated as of April 7, 2015, made by Genco Shipping & Trading Limited to ABN AMRO Capital USA LLC.(6)

10.4

Amendment and Waiver Agreement dated as of April 30, 2015 by and among Genco as borrower, Genco Bay Limited and other subsidiaries of Genco named therein as guarantors, and Credit Agricole Corporate and Investment Bank.(6)

10.5	Waiver Agreement dated as of April 30, 2015 by and among Genco as borrower, Genco Lorraine Limited and other subsidiaries of Genco named therein as guarantors and, Deutsche Bank Luxembourg S.A.(6)

10.6

Loan Agreement by and among Baltic Tiger Limited and Baltic Lion limited as borrowers, the banks listed therein as lenders, and DVB Bank SE, as agent, arranger, and security agent, dated as of December 3, 2013.(7)

10.7

First Supplemental Agreement to Secured Loan Facility Agreement, dated as of April 7, 2015, by and among Baltic Tiger Limited, Baltic Lion Limited, Baltic Trading Limited, DVB Bank SE, and the lenders listed on Schedule 1 thereto.(8)

10.8	Guarantee and Indemnity dated April 8, 2015 by Genco Shipping & Trading Limited in favor of DVB Bank SE.(1)

10.9	Letter Agreement dated April 30, 2015 between Genco Shipping & Trading Limited and John C. Wobensmith.(9)

10.10	Letter Agreement dated April 30, 2015 between Baltic Trading Limited and John C. Wobensmith.(9)

10.11	Genco Shipping & Trading Limited 2015 Equity Incentive Plan.(10)

10.12

First Supplemental Agreement dated as of July 13, 2015, to Loan Facility Agreement dated August 30, 2013, by and among Baltic Hare Limited and Baltic Fox Limited as borrowers, Baltic Trading Limited as guarantor and pledgor, DVB Bank SE and others as Lenders, and DVB Bank SE as Agent and Security Agent.*

10.13	Guarantee and Indemnity dated July 17, 2015 by Genco Shipping & Trading Limited in favor of DVB Bank SE.*

10.14	Amendment No. 1 dated as of July 14, 2015, to Up to $148,000,000 Senior Secured Credit Agreement dated December 31,

Exhibit	Document

2014, by and among Baltic Trading Limited as Borrower, various lenders listed on Schedule I as Lenders, Nordea Bank Finland PLC, New York Branch as Administrative Agent and Security Agent, Nordea Bank Finland PLC, New York Branch and Skandinaviska Enskilda Banken AB (PUBL) as Mandated Lead Arrangers, and Nordea Bank Finland plc, New York Branch as Bookrunner.*

10.15	Guaranty dated as of July 17, 2015 by Genco Shipping & Trading Limited in favor of Nordea Bank Finland plc, New York Branch.*

10.16

Supplemental Agreement dated as of July 14, 2015 to $16,800,000 Secured Loan Facility Agreement dated October 8, 2014, by and among Baltic Hornet Limited as Borrower, ABN AMRO Capital USA LLC and others as Lenders, ABN AMRO Capital USA LLC as Mandated Lead Arranger, Agent and Security Agent, ABN AMRO Bank N.V. Singapore Branch as Sinosure Agent, ABN AMRO Bank N.V. as Swap Provider, Baltic Trading Limited as Guarantor, Genco Shipping & Trading Limited as New Guarantor, Baltic Trading Limited as Pledgor and Baltic Wasp Limited as Other Borrower.*

10.17

Supplemental Agreement dated as of July 14, 2015 to $16,800,000 Secured Loan Facility Agreement, dated October 8, 2014, by and among Baltic Wasp Limited as Borrower, ABN AMRO Capital USA LLC and others as Lenders, ABN AMRO Capital USA LLC as Mandated Lead Arranger, Agent and Security Agent, ABN AMRO Bank N.V. Singapore Branch as Sinosure Agent, ABN AMRO Bank N.V. as Swap Provider, Baltic Trading Limited as Guarantor, Genco Shipping & Trading Limited as New Guarantor, Baltic Trading Limited as Pledgor and Baltic Hornet Limited as Other Borrower.*

10.18	Guarantee and Indemnity dated July 17, 2015 by Genco Shipping & Trading Limited in favor of ABN AMRO Capital USA LLC pertaining to Baltic Hornet Limited.*

10.19	Guarantee and Indemnity dated July 17, 2015 by Genco Shipping & Trading Limited in favor of ABN AMRO Capital USA LLC pertaining to Baltic Wasp Limited.*

10.20	Termination Agreement by and among Genco Shipping & Trading Limited, Genco Investments LLC, and Baltic Trading Limited.*

31.1	Certification of President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the six months ended June 30, 2015 and 2014 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

(*)	Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and

Exchange Commission on April 8, 2015.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(6)

Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed with the Securities and Exchange Commission on May 8, 2015.

(7)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2013.

(8)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2015.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2015.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2015.

(Remainder of page left intentionally blank)