Form 10-K/A
period 2014-12-31
GENCO SHIPPING & TRADING LTD
filed 2015-10-19
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

The number of shares outstanding of the registrant’s common stock as of October 19, 2015 was 72,898,234 shares.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends our Form 10-K for the fiscal year ended December 31, 2014 that was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015 (the “Original Filing”), as amended by our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that was filed with the SEC on April 30, 2015 (the “Amended Filing” and, together with the Original Filing, the “Annual Report”). We are filing this Amendment to (i) amend and restate our audited consolidated financial statements and related disclosures for the period from January 1, 2014 to July 9, 2014 and (ii) incorporate certain additional disclosures in response to certain comments we received from the Staff of the SEC regarding the Annual Report. Except as described in this Explanatory Note with respect to Parts I and II, no other changes have been made to the Annual Report. The Annual Report continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing.

In the context of this Amendment, unless otherwise indicated or the context otherwise requires, “Genco,” the “Company,” “we,” “us,” and “our” refer to Genco Shipping & Trading Limited and its subsidiaries.  Genco’s reporting of consolidated financial information related to those periods before July 9, 2014 are referred to as “Predecessor period financial reporting”  and Genco’s reporting of consolidated financial information related to those periods after July 9, 2014 are referred to as “Successor period financial reporting.”

Background of the Restatement

Subsequent to the issuance of the Company’s 2014 consolidated financial statements included in the Amended Filing, the Company became aware of errors in its determination of certain previously reported amounts in its Predecessor period financial information for the period from January 1, 2014 to July 9, 2014 related to its application of fresh-start accounting under ASC 852. These errors were related to the items included in the determination of the “Reorganization items, net” account balance on the face of the Company’s Consolidated Statement of Operations of the Predecessor for the period from January 1, 2014 to July 9, 2014, which affected certain of the Company’s previously reported items, including the Company’s previously reported Net income and Net income per share,  Net income attributable to Genco Shipping & Trading Limited and Net loss attributable to noncontrolling interest for this period.  These errors did not impact Genco’s previously reported financial information for its Successor period financial reporting, including consolidated revenues, operating expenses, net loss or cash flows of the Successor period from July 9, 2014 to December 31, 2014; or Genco’s previously reported consolidated assets, liabilities or total equity of the Successor as of December 31, 2014. The errors did not impact the Company’s previously reported consolidated revenues, operating expenses, or cash flows of the Predecessor period from January 1, 2014 to July 9, 2014 or any prior Predecessor period.

The Company determined that its previously issued consolidated financial statements for the Predecessor Company for the period ended July 9, 2014 should be restated to correct for these errors. The effect of correcting for these errors resulted in (1) changing the Company’s previously reported gain on Reorganization items, net to a loss, (2) changing the Company’s previously reported Net income and Net income per share to a Net loss and Net loss per share, respectively, (3) changing the Company’s previously reported Net income attributable to Genco Shipping & Trading Limited to a Net loss attributable to Genco Shipping & Trading Limited; and increasing the Company’s previously reported Net loss attributable to noncontrolling interest for the period from January 1, 2014 to July 9, 2014. The effect of correcting these errors is summarized in the following tables:

Consolidated Statement of Operations

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

	Predecessor Period from January 1 to July 9, 2014 As Reported	Adjustment		Predecessor Period from January 1 to July 9, 2014 As Restated
Loss before reorganization items, net	$(96,795)	—		$(96,795)
Reorganization items, net	882,167	(1,797,807	)(a)	(915,640)

(Loss) income before income taxes	785,372	(1,797,807)		(1,012,435)
Income tax expense	(815)	—		(815)
Net (loss) income	784,557	(1,797,807)		(1,013,250)
Less: Net loss attributable to noncontrolling interest	(8,734)	(53,367	)(b)	(62,101)
Net (loss) income attributable to Genco Shipping & Trading Limited	$793,291	$(1,744,440)		$(951,149)

Net (loss) income per share-basic	$18.21	N/A		$(21.83)
Net (loss) income per share-diluted	$18.21	N/A		$(21.83)
Weighted average common shares outstanding-basic	43,568,942	N/A		43,568,942
Weighted average common shares outstanding-diluted	43,568,942	N/A		43,568,942
Dividends declared per share	$—	N/A		$—

(a)         The adjustment is the result of errors in the Company’s prior accounting for the following transactions associated with the application of fresh—start accounting:

Adjustment
Discharge of Predecessor equity <1>	$(829,974)
Issuance of Successor equity <2>	(1,133,900)
Recording of goodwill in fresh-start accounting <3>	166,067
Total	$(1,797,807)

<1>  The accounting consequences related to the discharge of Predecessor equity were previously reported as a component in the computation of “Reorganization items, net”. The adjustment is to exclude the accounting consequences related to the discharge of Predecessor equity from the computation of “Reorganization items, net”.

<2>  The accounting consequences related to the issuance of Successor equity were previously excluded as a component in the computation of “Reorganization items, net”. The adjustment is to include from the accounting consequences related to the issuance of Successor equity in the computation of “Reorganization items, net”.

<3>  The accounting consequences related to the recognition of goodwill were previously excluded as a component in the computation of “Reorganization items, net”. The adjustment is to include the accounting consequences related to the establishment of goodwill in the computation of “Reorganization items, net”.

(b)         The adjustment is the result of errors in the Company’s prior accounting for the consequences to noncontrolling interests of certain transactions associated with the application of fresh-start accounting.

Consolidated Statement of Comprehensive Loss

(U.S. Dollars in Thousands)

	Predecessor Period from January 1 to July 9, 2014 As Reported	Adjustment	Predecessor Period from January 1 to July 9, 2014 As Restated
Net (loss) income	784,557	(1,797,807)	(1,013,250)

Change in unrealized (loss) gain on investments	(25,766)	—	(25,766)
Unrealized gain on cash flow hedges, net	2,401	—	2,401
Other comprehensive (loss) income	(23,365)	—	(23,365)
Comprehensive (loss) income	761,192	(1,797,807)	(1,036,615)
Less: Comprehensive loss attributable to noncontrolling interest	(8,734)	(53,367)	(62,101)
Comprehensive (loss) income attributable to Genco Shipping & Trading Limited	$769,926	$(1,744,440)	$(974,514)

Management concluded that there was an internal control design deficiency representing a material weakness as of December 31, 2014 associated with these errors as our internal controls existing at the time did not prevent or detect a material misstatement in recording transactions associated with the Company’s application of certain aspects of fresh-start accounting under ASC 852.

The Company has not amended, and does not intend to amend, its previously filed Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, which was the only quarter affected by the restatement described above. The Company intends to reflect restated amounts for such period in its Quarterly Reports on Form 10-Q for the quarterly period ended September 30, 2015.

                                                For the convenience of the reader, this Amendment sets forth Part I and Part II of the Annual Report, as modified and superseded, where necessary to reflect restatement of certain financial information and disclosures previously included in the Annual Report to correct for these errors. The following items have been amended principally as a result of, and to reflect, the restatement of such financial information and disclosures:

•                                          Part II - Item 6.  Selected Financial Data

•                                          Part II - Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•                                          Part II - Item 8.  Financial Statements and Supplementary Data; and

•                                          Part II - Item 9A.  Controls and Procedures.

In accordance with applicable SEC rules, this Amendment includes certifications from our President and Chief Financial Officer dated as of the date of this filing.

The sections of the Annual Report which were not amended are unchanged and continue in full force and effect as originally filed. This Amendment is as of the date of the Original Filing on the Original Filing and has not been updated to reflect events occurring subsequent to the Original Filing date other than those associated with the restatement of the Company’s audited consolidated financial statements.

PART II

ITEM 6.                                                SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	Successor	Predecessor
	Period from	Period from
	July 9 to	January 1 to
	December 31,	July 9,
	2014 (2)	2014 (2)	For the Years Ended December 31,
	(restated)	(restated)	2013	2012	2011	2010
Income Statement Data:
(U.S. dollars in thousands except for share and per share amounts)
Revenues:
Voyage revenues	$98,817	$118,759	$224,179	$223,159	$388,929	$447,438
Service revenues	1,584	1,701	3,285	3,294	3,285	1,249
Total revenues	$100,401	$120,460	$227,464	$226,453	$392,214	$448,687

Operating Expenses:
Voyage expenses	7,525	4,140	8,046	7,009	4,457	4,467
Vessel operating expenses	56,943	64,670	111,671	114,318	105,514	78,976
General, administrative and management fees	36,915	31,371	34,031	35,673	33,928	29,081
Depreciation and amortization	36,714	75,952	140,743	139,063	136,203	115,663
Other operating income	(530)	—	(121)	(265)	(527)	(791)
Goodwill impairment	166,067	—	—	—	—	—

Total operating expenses	303,634	176,133	294,370	295,798	279,575	227,396

Operating (loss) income	(203,233)	(55,673)	(66,906)	(69,345)	112,639	221,291
Other expense	(7,538)	(41,122)	(88,217)	(87,209)	(86,186)	(72,042)

(Loss) income before reorganization items, net	(210,771)	(96,795)	(155,123)	(156,554)	26,453	149,249
Reorganization items, net	(1,591)	(915,640)	—	—	—	—

Net (loss) income before income taxes	(212,362)	(1,012,435)	(155,123)	(156,554)	26,453	149,249
Income tax expense	(996)	(815)	(1,898)	(1,222)	(1,385)	(1,840)
Net (loss) income	(213,358)	(1,013,250)	(157,021)	(157,776)	25,068	147,409
Less: Net (loss) income attributable to noncontrolling interest	(31,064)	(62,101)	(9,280)	(12,848)	(318)	6,166
Net (loss) income attributable to Genco Shipping & Trading Limited	$(182,294)	$(951,149)	$(147,741)	$(144,928)	$25,386	$141,243
Net (loss) earnings per share - basic	$(3.02)	$(21.83)	$(3.42)	$(3.47)	$0.72	$4.28
Net (loss) earnings per share - diluted	$(3.02)	$(21.83)	$(3.42)	$(3.47)	$0.72	$4.07
Dividends declared per share	—	—	$—	$—	$—	$—
Weighted average common shares outstanding - Basic	60,360,515	43,568,942	43,249,070	41,727,075	35,179,244	32,987,449
Weighted average common shares outstanding - Diluted	60,360,515	43,568,942	43,249,070	41,727,075	35,258,205	35,891,373

Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$83,414	$ N/A	$122,722	$72,600	$227,968	$270,877
Total assets	1,752,913	N/A	2,957,254	2,843,371	3,119,277	3,182,708
Total debt (current and long-term, including notes payable)	430,135	N/A	1,595,945	1,524,357	1,694,393	1,746,248
Total equity	1,292,774	N/A	1,308,805	1,261,207	1,361,618	1,348,153
Other Data:
(U.S. dollars in thousands)

Net cash (used in) provided by operating activities	$(26,835)	$(33,317)	$(3,144)	$(18,834)	$158,183	$262,680

Net cash used in investing activities	(44,101)	(30,535)	(146,555)	(3,669)	(133,367)	(870,230)

Net cash provided by (used in) financing activities	18,273	77,207	199,821	(132,865)	(67,725)	690,160

EBITDA (1)	$(137,010)	$(833,366)	$83,041	$82,537	$249,080	$330,711

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

	Successor	Predecessor
	Period from July 9 to December 31, 2014	Period from January 1 to July 9, 2014	For the Years Ended December 31,
	(restated)	(restated)	2013	2012	2011	2010
Net (loss) income attributable to Genco Shipping & Trading Limited	$(182,294)	$(951,149)	$(147,741)	$(144,928)	$25,386	$141,243
Net interest expense	7,574	41,016	88,141	87,180	86,106	71,965
Income tax expense	996	815	1,898	1,222	1,385	1,840
Depreciation and amortization	36,714	75,952	140,743	139,063	136,203	115,663

EBITDA (1)	$(137,010)	$(833,366)	$83,041	$82,537	$249,080	$330,711

(2)                     The period from July 9 to December 31, 2014 (Successor Company) and the period from January 1 to July 9, 2014 (Predecessor Company) are distinct reporting periods as a result of our emergence from bankruptcy on July 9, 2014 as reported in our consolidated financial statements.

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

	Successor	Predecessor	Predecessor
	Period from July 9 to December 31, 2014 (restated)	Period from January 1 to July 9, 2014 (restated)	Year Ended December 31, 2013	Change	% Change
Income Statement Data:
(U.S. Dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$98,817	$118,759	$224,179	$(6,603)	(2.9)%
Service revenues	1,584	1,701	3,285	—	—

Total revenues	100,401	120,460	227,464	(6,603)	(2.9)%

Operating Expenses:
Voyage expenses	7,525	4,140	8,046	3,619	45.0%
Vessel operating expenses	56,943	64,670	111,671	9,942	8.9%
General, administrative and management fees	36,915	31,371	34,031	34,255	100.7%
Depreciation and amortization	36,714	75,952	140,743	(28,077)	(19.9)%
Other operating income	(530)	—	(121)	(409)	338.0%
Goodwill impairment	166,067	—	—	166,067	100.0%

Total operating expenses	303,634	176,133	294,370	185,397	63.0%

Operating loss	(203,233)	(55,673)	(66,906)	(192,000)	287.0%
Other expense	(7,538)	(41,122)	(88,217)	39,557	(44.8)%

Loss before reorganization items, net	(210,771)	(96,795)	(155,123)	(152,443)	98.3%
Reorganization items, net	(1,591)	(915,640)	—	(917,231)	100.0%

Loss before income taxes	(212,362)	(1,012,435)	(155,123)	(1,069,674)	689.6%
Income tax expense	(996)	(815)	(1,898)	87	(4.6)%

Net loss	(213,358)	(1,013,250)	(157,021)	(1,069,587)	681.2%
Less: Net loss attributable to noncontrolling interest	(31,064)	(62,101)	(9,280)	(83,885)	903.9%
Net loss attributable to Genco Shipping & Trading Limited	$(182,294)	$(951,149)	$(147,741)	$(985,702)	667.2%

Net loss per share - basic	$(3.02)	$(21.83)	$(3.42)	$ N/A	N/A
Net loss per share - diluted	$(3.02)	$(21.83)	$(3.42)	$ N/A	N/A
Dividends declared and paid per share	$—	$—	$—	$—	—
Weighted average common shares outstanding - basic	60,360,515	43,568,942	43,249,070	N/A	N/A
Weighted average common shares outstanding - diluted	60,360,515	43,568,942	43,249,070	N/A	N/A

	Successor	Predecessor	Predecessor
	Period from July 9 to December 31, 2014 (restated)	Period from January 1 to July 9, 2014 (restated)	Year Ended December 31, 2013	Change	% Change
Balance Sheet Data:
(U.S. Dollars in thousands, at end of period)
Cash and cash equivalents	$83,414	N/A	$122,722	$(39,308)	(32.0)%
Total assets	1,752,913	N/A	2,957,254	(1,204,341)	(40.7)%
Total debt (current and long-term, including notes payable)	430,135	N/A	1,595,945	(1,165,810)	(73.0)%
Total equity	1,292,774	N/A	1,308,805	(16,031)	(1.2)%

Other Data:
(U.S. Dollars in thousands)
Net cash used in operating activities	$(26,835)	$(33,317)	$(3,144)	(57,008)	1,813.2%
Net cash used in investing activities	(44,101)	(30,535)	(146,555)	71,919	(49.1)%
Net cash provided by financing activities	18,273	77,207	199,821	(104,341)	(52.2)%

EBITDA (1)	(137,010)	(833,366)	$83,041	$(1,053,417)	(1,268.6)%

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

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day.  During the year ended December 31, 2013, total service revenue was $3.3 million and did not change during 2014.

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

During 2014, voyage expenses increased by $3.6 million from $8.0 million during the year ended December 31, 2013.  The $3.6 million increase is primarily due to an increase in bunker losses during 2014 as compared to 2013 due to the declining price of fuel during the second half of 2014.  Additionally, there was an increase in bunker consumption during 2014 due to additional drydockings during 2014 as compared to 2013 as well as additional bunkers consumption during repositioning and ballast legs of time charters during 2014 as compared to 2013. During 2014 there was also an increase in the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.  Lastly, as of December 31, 2014, our bunker inventory was written down to its market value which resulted in additional expense.

VESSEL OPERATING EXPENSES-

Vessel operating expenses were $111.7 million in 2013 and increased by $9.9 million in 2014 primarily due to a larger fleet as a result of the delivery of four Baltic Trading vessels during the second half of 2013 and the delivery of one Baltic Trading vessel during the fourth quarter of 2014.  Additionally, there were higher maintenance related expenses during 2014 as compared to 2013 due to expenses incurred during drydocking.  The $9.9 million increase includes a net increase of $7.3 million related to Baltic Trading’s vessels primarily due to the acquisition of the vessels mentioned above.

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

General, administrative and management fees increased by $34.3 million during 2014 from $34.0 million during 2013.  The increase was primarily due to higher non-cash compensation expenses associated with the restricted shares and warrants issued under the MIP.  Additionally, the increase was due to our pre-petition expenses related to our Chapter 11 Cases incurred during 2014.  Lastly, there was an increase in management fees due to the delivery of four Baltic Trading vessels during the second half of 2013 and the delivery of one Baltic Trading vessel during the fourth quarter of 2014.

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

Depreciation and amortization charges decreased by $28.1 million during 2014 from $140.7 million during 2013.  This decrease was due to revaluation of the vessel assets as well as the change in the scrap value as mentioned above.  These decreases were partially offset by the operation of a larger fleet during 2014 as compared to 2013, which includes the four Baltic Trading vessels delivered during the second half of 2013 as well as the one Baltic Trading vessel delivered during the fourth quarter of 2014.

OTHER OPERATING INCOME-

Other operating income increased by $0.4 million during 2014 from $0.1 million during 2013.  The increase is primarily due to $0.5 million of total payments received from Samsun Logix Corporation as part of the cash settlement related to the rehabilitation plan approved by the South Korean courts during 2010. During the year ended December 31, 2013, we received a final cash settlement and shares of KLC stock as part of the final approved rehabilitation plan approved by the South Korean courts during 2013 which resulted in other operating income of $0.1 million.  Refer to Note 22 — Commitments and Contingencies in our consolidated financial statements for further information regarding the settlement payments.

GOODWILL IMPAIRMENT —

Goodwill impairment increased by $166.1 million during 2014 from $0 during 2013 as a result of our annual assessment.  Refer to Note 5 — Goodwill Impairment in the consolidated financial statements for additional information.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

Net interest expense decreased by $39.6 million from $88.1 million during 2013.  Net interest expense during the years ended December 31, 2014 and 2013 consisted of interest expense under our $100 Million Term Loan Facility, $253 Million Term Loan Facility, the 2010 Baltic Trading Credit Facility and the Baltic Trading $22 Million Term Loan Facility and the Baltic Trading $44 Million Term Loan Facility, which were entered into August 30, 2013 and December 3, 2013, respectively.  Additionally, interest income, unused commitment fees associated with the aforementioned credit facilities as well as the amortization of deferred financing costs related to the aforementioned credit facilities are included in net interest expense during 2014 and 2013.  Net interest expense during the years ended December 31, 2014 and 2013 also includes interest expense related to our 5.0% Convertible Senior Notes (the “2010 Notes”) up until the Petition Date and for the facility under the Credit Agreement, dated as of July 20, 2007 (as amended to date), with the banks and other financial institutions named therein as lenders, Wilmington Trust, N.A., as successor administrative and collateral agent, and the other parties thereto (the “2007 Credit Facility”) until the Effective Date.  Lastly, net interest expense during 2014 also includes interest expense under the 2014 Baltic Trading Term Loan Facilities which was entered into on October 8, 2014.

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

INCOME TAX EXPENSE-

During 2014, income tax expense decreased by $0.1 million from $1.9 million during 2013.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our consolidated financial statements for further information.  The decrease in income tax expense during 2014 as compared to 2013 is primarily a result of additional income earned by Genco (USA) during 2013.  This was primarily due to the 1% purchase fee earned by Genco (USA) from Baltic Trading pursuant to the Management Agreement related to the delivery of four Baltic Trading vessels during 2013 as compared to only two vessels during 2014.  These purchase fees eliminate upon consolidation; however, the fees are included in the net income earned by Genco (USA) and are taxable.  This decrease was partially offset by an increase in commercial service revenue due to Genco (USA) from Baltic Trading pursuant to the Management Agreement as a result of higher charter rates achieved by Baltic Trading’s fleet.

REORGANIZATION ITEMS, NET

Reorganization items, net increased by $917.2 million during 2014 from $0 during 2013. These reorganization items include trustee fees, professional fees incurred after the Petition Date in relation to the Chapter 11 Cases, the revaluation of assets and liabilities recorded as part of fresh-start reporting, and the discharge of liabilities subject to compromise in exchange for issuance of common stock pursuant to the Plan. Refer to Note 21 — Reorganization items, net in our Consolidated Financial Statements for further detail. There were no reorganization items during the year ended December 31, 2013 as the Petition Date was April 21, 2014.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

Net loss attributable to noncontrolling interest increased by $83.9 million during 2014 from $9.3 million during 2013.  These amounts represent the net loss attributable to the noncontrolling interest of Baltic Trading.

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

	For the Years Ended December 31,		Increase
	2013	2012	(Decrease)	% Change
Income Statement Data:
(U.S. dollars in thousands except for per share amounts)
Revenues:
Voyage revenue	$224,179	$223,159	$1,020	0.5%
Service revenue	3,285	3,294	(9)	(0.3)%
Revenues	227,464	226,453	1,011	0.4%

Operating Expenses:
Voyage expenses	8,046	7,009	1,037	14.8%
Vessel operating expenses	111,671	114,318	(2,647)	(2.3)%
General, administrative and management fees	34,031	35,673	(1,642)	(4.6)%
Depreciation and amortization	140,743	139,063	1,680	1.2%
Other operating income	(121)	(265)	144	(54.3)%

Total operating expenses	294,370	295,798	(1,428)	(0.5)%

Operating loss	(66,906)	(69,345)	2,439	(3.5)%
Other expense	(88,217)	(87,209)	(1,008)	1.2%
Loss before income taxes	(155,123)	(156,554)	1,431	(0.9)%
Income tax expense	(1,898)	(1,222)	(676)	55.3%

Net loss	(157,021)	(157,776)	755	(0.5)%
Less: Net loss attributable to noncontrolling interest	(9,280)	(12,848)	3,568	(27.8)%
Net loss attributable to Genco shipping & Trading Limited	$(147,741)	$(144,928)	$(2,813)	(19.4)%

Net loss per share - basic	$(3.42)	$(3.47)	$0.05	(1.4)%
Net loss per share - diluted	$(3.42)	$(3.47)	$0.05	(1.4)%
Dividends declared per share	$—	$—	$—	—
Weighted average common shares outstanding - Basic	43,249,070	41,727,075	1,521,995	3.6%
Weighted average common shares outstanding - Diluted	43,249,070	41,727,075	1,521,995	3.6%

Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$122,722	$72,600	$50,122	69.0%
Total assets	2,957,254	2,843,371	113,883	4.0%
Total debt (current and long-term, including notes payable)	1,595,945	1,524,357	71,588	4.7%
Total equity	1,308,805	1,261,207	47,598	3.8%

Other Data:
(U.S. dollars in thousands)
Net cash used in operating activities	$(3,144)	$(18,834)	$15,690	(83.3)%
Net cash used in investing activities	(146,555)	(3,669)	(142,886)	3,894.4%
Net cash used in financing activities	199,821	(132,865)	332,686	(250.4)%

EBITDA (1)	$83,041	$82,537	$504	0.6%

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

On May 28, 2013, Baltic Trading closed on an equity offering of 6,419,217 shares of Baltic Trading common stock at an offering price of $3.60 per share. Baltic Trading received net proceeds of $21.6 million after deducting underwriters’ fees and expenses. On September 25, 2013, Baltic Trading closed on an equity offering of 13,800,000 shares of Baltic Trading common stock at an offering price of $4.60 per share. Baltic Trading received net proceeds of $59.5 million after deducting underwriters’ fees and expenses. On November 18, 2013, we closed an equity offering of 12,650,000 shares of common stock at an offering price of $4.60 per share.  We received net proceeds of $55.1 million after deducting underwriters’ fees and expenses.  Our wholly-owned subsidiary Genco Investments LLC was issued 128,383, 276,000 and 253,000 shares of Baltic Trading’s Class B Stock on May 28, 2013, September 25, 2013 and November 18, 2013, respectively, which represented 2% of the number of common shares issued pursuant to the Subscription Agreement between Genco Investments LLC and Baltic Trading. Currently, Genco Investments LLC owns 6,356,471 shares of Baltic Trading’s Class B Stock, which represents a 10.85% ownership interest in Baltic Trading and 64.60% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.

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

Cash Flow

Net cash used in operating activities increased by $57.0 million during the year ended December 31, 2014 from $3.1 million during the year ended December 31, 2013. Excluding the $880.4 million in non-cash reorganization items and fresh-start reporting adjustments reflected in the net loss, the net loss increased $189.2 million from $157.0 million during the year ended December 31, 2014.  The increase was primarily due to pre-petition and post-petition reorganization expenses incurred related to our Chapter 11 Cases during 2014.  Depreciation and amortization was $140.7 million during 2013 and decreased by $28.1 million during 2014 as a result of the adoption of fresh-start reporting on the Effective Date which required us to revalue our vessels assets at market partially offset by the increase in the size of our fleet due to the delivery of four Baltic Trading vessels during the second half of 2013 and one Baltic Trading during the fourth quarter of 2014.  Additionally, there was a $10.9 million increase in deferred drydocking costs incurred during the year ended December 31, 2014 from $4.7 million during the year ended December 31, 2013 as a total of 26 vessels completed drydocking during the year ended December 31, 2014, including six of Baltic Trading’s vessels, as compared to only six vessels that completed drydocking during the year ended December 31, 2013. These increases in the net cash used in operations were partially offset by a $20.3 million increase in the amortization of nonvested stock compensation during 2014 from $4.5 million during 2013 due to the amortization of the MIP Warrants and restricted shares issued after the Effective Date by the Successor Company.  Lastly, the increases in net cash used in operations were partially offset by an increase in goodwill impairment of $166.1 million during 2014 from $0 during 2013 which related to goodwill that was originally recorded upon the adoption of fresh-start reporting on the Effective Date.

Net cash used in investing activities decreased by $71.9 million during the year ended December 31, 2014 from $146.6 million during the year ended December 31, 2013.  Net cash used in investing activities for the year ended December 31, 2014 consisted primarily of $24.5 million and $30.0 million of vessels asset purchases, including deposits, incurred by the Successor Company and the Predecessor Company during the periods from July 9 to December 31, 2014 and January 1 to July 9, 2014, respectively.  This consisted primarily of deposits made by Baltic Trading for its four newbuilding vessels that it has agreed to acquire, one of which was delivered to the Successor Company during the period from July 9 to December 31, 2014.  Additionally, there was a $19.5 million increase in deposits of restricted cash during the year ended December 31, 2014 as compared to $0 during the year ended December 31, 2013, which was primarily due to the $19.6 million of restricted cash that was held in an escrow accounts by the Successor Company as of December 31, 2014 for the purchase of the Baltic Wasp, which was delivered on January 2, 2015.  For the year ended December 31, 2013, cash used in investing activities consisted primarily of $145.4 million of vessel asset purchases, including deposits for the purchase of the Baltic Fox, Baltic Hare, Baltic Lion and Baltic Tiger which were delivered to Baltic Trading during the third and fourth quarter of 2013.

Net cash provided by financing activities decreased by $104.3 million during the year ended December 31, 2014 as compared to $199.8 million during the year ended December 31, 2013.  During the period from July 9 to December 31, 2014, the Successor Company recorded the following: $5.1 million repayment of debt under the $253 Million Term Loan Facility, $3.8 million repayment of debt under the $100 Million Term Loan Facility; $2.3 million for payments of deferred financing costs; $1.4 million repayment of debt under the Baltic Trading $44 Million Term Loan Facility; $0.8 million repayment of debt under the Baltic Trading $22 Million Term Loan Facility; and $0.5 million settlement payment made to non-accredited 2010 Note holders.  This cash used in financing activities was offset by $33.2 million of proceeds from the 2014 Baltic Trading Term Loan Facility recorded by the Successor Company during the period from July 9 to December 31, 2014.  During the period from January 1 to July 9, 2014, the Predecessor Company recorded the following: $10.2 million repayment of debt under the $253 Million Term Loan Facility; $3.8 million repayment of debt under the $100 Million Term Loan Facility; $4.5 million for payments of deferred financing costs; $1.4 million repayment of debt under the Baltic Trading $44 Million Term Loan Facility; $0.8 million repayment of debt under the Baltic Trading $22 Million Term Loan Facility; and $0.1 million for payment of common stock issuance costs by Baltic Trading.  This cash used in used in financing activities was offset by the $100.0 million received by the Predecessor Company during the period from January 1 to July 9, 2014 from the Rights Offering pursuant to the Plan. Net cash provided by financing activities during the year ended December 31, 2013 was primarily a result of $136.3 million of net proceeds from common stock issued by Baltic Trading, $44.0 million of proceeds from the Baltic Trading $44 Million Term Loan Facility, $22.0 million of proceeds from the Baltic Trading $22 Million Term Loan Facility, as well as $1.0 million of proceeds from the 2010 Baltic Trading Credit Facility.  These amounts were partially offset by $1.5 million for payments of deferred financing costs and $0.4 million repayment of debt under the Baltic Trading $22 Million Term Loan Facility.

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

Interest Rates

The effective interest rate associated with the interest expense for our various debt facilities (2007 Credit Facility (until its termination on the Effective Date), $100 Million Term Loan Facility, $253 Million Term Loan Facility, 2010 Baltic Trading Credit Facility, Baltic Trading $22 Million Term Loan Facility, $44 Million Term Loan Facility and the 2014 Baltic Trading Term Loan Facilities), including the rate differential between the pay fixed receive variable rate on the interest rate swap agreements that were in effect, combined, and the cost associated with unused commitment fees was 4.19% and 4.70% during 2014 and 2013, respectively.  The interest rate on the debt, excluding impact of swaps and the unused commitment fees, ranged from 2.73% to 5.15% and from 3.16% to 4.38% for 2014 and 2013, respectively.  The effective interest rate associated with the liability component of the 2010 Notes was 10.0% during 2013.  We ceased recording interest expense related to the 2010 Notes on April 21, 2014, the date we filed the Chapter 11 Cases, which constituted an event of default with respect to the 2010 Notes.  The effective interest rate associated with the liability component of the 2010 Notes was 10.0% from the period from January 1 to April 21, 2014, refer to Note 11 — Convertible Senior Notes in our consolidated financial statements for further information.

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

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Credit Agreements (1)	$432,385	$34,324	$86,425	$291,617	$20,019
Interest and borrowing fees	62,432	17,044	25,790	17,811	1,787
Remainder of purchase price of vessels (2)	42,000	42,000	—	—	—
Executive employment agreement	373	373	—	—	—
Office leases	19,695	1,037	2,152	3,146	13,360
Totals	$556,885	$94,778	$114,367	$312,574	$35,166

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

During 2014, drydocking costs incurred increased by $7.5 million from $4.7 million during 2013.  These costs exclude costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

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

During 2014, drydocking costs incurred by Baltic Trading increased by $3.3 million from $0.1 million during 2013.  These costs exclude costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

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

		Year	Carrying Value (U.S. dollars in thousands) as of December 31,
Vessels	Year Built	Acquired	2014	2013
Unencumbered
Genco Reliance	1999	2004	$9,379	$14,135
Genco Vigour	1999	2004	12,064	19,393
Genco Explorer	1999	2004	9,367	13,981
Genco Carrier	1998	2004	11,209	14,087
Genco Sugar	1998	2004	8,502	13,016
Genco Pioneer	1999	2005	9,352	13,849
Genco Progress	1999	2005	9,364	14,035
Genco Wisdom	1997	2005	10,354	13,238
Genco Success	1997	2005	10,338	13,139
Genco Beauty	1999	2005	12,061	19,514
Genco Knight	1999	2005	12,043	19,205
Genco Leader	1999	2005	12,039	19,183
Genco Marine	1996	2005	9,346	12,382
Genco Prosperity	1997	2005	10,356	13,318
Genco Muse	2001	2005	14,617	19,371
Genco Acheron	1999	2006	12,028	18,981
Genco Surprise	1998	2006	11,058	17,974
Genco Augustus	2007	2007	41,761	98,002
Genco Tiberius	2007	2007	41,763	98,193
Genco London	2007	2007	40,242	99,694
Genco Titus	2007	2007	40,603	100,199
Genco Challenger	2003	2007	12,851	30,169
Genco Charger	2005	2007	14,726	33,537
Genco Warrior	2005	2007	20,348	48,971
Genco Predator	2005	2007	20,349	50,309
Genco Hunter	2007	2007	22,710	54,614
Genco Champion	2006	2008	15,710	35,080
Genco Constantine	2008	2008	44,133	105,126
Genco Raptor	2007	2008	19,802	71,552
Genco Cavalier	2007	2008	18,694	58,506
Genco Thunder	2007	2008	19,810	71,782
Genco Hadrian	2008	2008	43,587	103,504
Genco Commodus	2009	2009	46,057	105,973
Genco Maximus	2009	2009	46,065	105,990
Genco Claudius	2010	2009	48,275	107,688
TOTAL			$740,963	$1,647,690

$ 100 Million Term Loan Facility
Genco Bay	2010	2010	20,822	30,024
Genco Ocean	2010	2010	20,829	30,100
Genco Avra	2011	2011	21,945	31,194
Genco Mare	2011	2011	21,948	31,107
Genco Spirit	2011	2011	21,954	31,732
TOTAL			$107,498	$154,157

$ 253 Million Term Loan Facility
Genco Aquitaine	2009	2010	20,963	31,601
Genco Ardennes	2009	2010	20,967	31,752
Genco Auvergne	2009	2010	21,157	31,745
Genco Bourgogne	2010	2010	22,110	31,734
Genco Brittany	2010	2010	21,966	31,799
Genco Languedoc	2010	2010	21,967	31,966
Genco Loire	2009	2010	20,321	28,870
Genco Lorraine	2009	2010	20,320	28,565

		Year	Carrying Value (U.S. dollars in thousands) as of December 31,
Vessels	Year Built	Acquired	2014	2013
Genco Normandy	2007	2010	18,702	26,311
Genco Picardy	2005	2010	20,321	25,705
Genco Provence	2004	2010	19,211	25,299
Genco Pyrenees	2010	2010	21,971	31,742
Genco Rhone	2011	2011	23,054	33,347
TOTAL			$273,030	$390,436

2010 Baltic Trading Credit Facility
Baltic Leopard	2009	2009	20,325	30,312
Baltic Panther	2009	2010	20,327	30,389
Baltic Cougar	2009	2010	20,329	30,540
Baltic Jaguar	2009	2010	20,330	30,459
Baltic Bear	2010	2010	47,251	63,754
Baltic Wolf	2010	2010	47,210	63,561
Baltic Wind	2009	2010	19,831	29,081
Baltic Cove	2010	2010	20,824	29,437
Baltic Breeze	2010	2010	20,833	30,002
TOTAL			$237,260	$337,535

Baltic Trading $22 Million Term Loan Facility
Baltic Fox	2010	2013	20,444	21,017
Baltic Hare	2009	2013	19,331	19,955
TOTAL			$39,775	$40,972

Baltic Trading $44 Million Term Loan Facility
Baltic Lion	2009	2013	53,659	52,589
Baltic Tiger	2010	2013	51,541	50,416
TOTAL			$105,200	$103,005

2014 Baltic Trading Term Loan Facilities
Baltic Hornet	2014	2014	29,117	—
TOTAL			$29,117	$—

Consolidated Total			$1,532,843	$2,673,795

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

As discussed in Note 1 to the consolidated financial statements, on July 2, 2014, the Company emerged from Chapter 11 of the Bankruptcy Code pursuant to the terms of a reorganization plan (the “Plan”) that was approved by the bankruptcy court and declared effective as of July 9, 2014. The terms of the Plan resulted in a series of financial restructuring transactions for the Company and a change in its control, which met the criteria in Accounting Standards Codification Topic 852, Reorganizations (“ASC Topic 852”), for the Company to apply fresh-start accounting in conformity with the requirements of ASC Topic 852. Accordingly, the Successor Company financial information in the accompanying consolidated financial statements has carrying values not comparable with prior periods presented.

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

As discussed in Notes 27 and 28 to the consolidated financial statements, the 2014 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 (October 19, 2015 as to the effects of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting, as revised), which report expressed an adverse opinion on the Company’s internal control over financial reporting because of the material weaknesses.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 2, 2015
(April 30, 2015 as to the effects of the restatement discussed in Note 27)
(October 19, 2015 as to the effects of the restatement discussed in Note 28)

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

Genco Shipping & Trading Limited

Consolidated Statements of Operations

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

	Successor	Predecessor
	Period from	Period from
	July 9 to	January 1 to
	December 31,	July 9,
	2014	2014	Year Ended December 31,
	(restated)	(restated)	2013	2012
Revenues:
Voyage revenues	$98,817	$118,759	$224,179	$223,159
Service revenues	1,584	1,701	3,285	3,294

Total revenues	100,401	120,460	227,464	226,453

Operating expenses:
Voyage expenses	7,525	4,140	8,046	7,009
Vessel operating expenses	56,943	64,670	111,671	114,318
General, administrative and management fees	36,915	31,371	34,031	35,673
Depreciation and amortization	36,714	75,952	140,743	139,063
Other operating income	(530)	—	(121)	(265)
Goodwill impairment	166,067	—	—	—

Total operating expenses	303,634	176,133	294,370	295,798

Operating loss	(203,233)	(55,673)	(66,906)	(69,345)

Other (expense) income:
Other income (expense)	36	(106)	(76)	(29)
Interest income	46	45	75	378
Interest expense	(7,620)	(41,061)	(88,216)	(87,558)

Other expense	(7,538)	(41,122)	(88,217)	(87,209)

Loss before reorganization items, net	(210,771)	(96,795)	(155,123)	(156,554)
Reorganization items, net	(1,591)	(915,640)	—	—

Loss before income taxes	(212,362)	(1,012,435)	(155,123)	(156,554)
Income tax expense	(996)	(815)	(1,898)	(1,222)

Net loss	(213,358)	(1,013,250)	(157,021)	(157,776)
Less: Net loss attributable to noncontrolling interest	(31,064)	(62,101)	(9,280)	(12,848)
Net loss attributable to Genco Shipping & Trading Limited	$(182,294)	$(951,149)	$(147,741)	$(144,928)

Net loss per share-basic	$(3.02)	$(21.83)	$(3.42)	$(3.47)
Net loss per share-diluted	$(3.02)	$(21.83)	$(3.42)	$(3.47)
Weighted average common shares outstanding-basic	60,360,515	43,568,942	43,249,070	41,727,075
Weighted average common shares outstanding-diluted	60,360,515	43,568,942	43,249,070	41,727,075
Dividends declared per share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Comprehensive Loss

(U.S. Dollars in Thousands)

	Successor	Predecessor
	Period from	Period from
	July 9 to	January 1 to
	December 31,	July 9,
	2014	2014	Year Ended December 31,
	(restated)	(restated)	2013	2012

Net loss	$(213,358)	$(1,013,250)	$(157,021)	$(157,776)

Change in unrealized (loss) gain on investments	(25,317)	(25,766)	56,482	(3,480)
Unrealized gain on cash flow hedges, net	—	2,401	9,081	9,188
Other comprehensive (loss) income	(25,317)	(23,365)	65,563	5,708

Comprehensive loss	(238,675)	(1,036,615)	(91,458)	(152,068)
Less: Comprehensive loss attributable to noncontrolling interest	(31,064)	(62,101)	(9,280)	(12,848)
Comprehensive loss attributable to Genco Shipping & Trading Limited	$(207,611)	$(974,514)	$(82,178)	$(139,220)

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Equity

(U.S. Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained (Deficit) Earnings (restated)	Genco Shipping & Trading Limited Shareholders’ Equity (restated)	Noncontrolling Interest (restated)	Total Equity (restated)

Balance — January 1, 2012 (Predecessor)	$363	$809,443	$(17,549)	$359,349	$1,151,606	$210,012	$1,361,618

Net loss				(144,928)	(144,928)	(12,848)	(157,776)
Change in unrealized gain on investments			(3,480)		(3,480)	—	(3,480)
Unrealized gain on cash flow hedges, net			9,188		9,188	—	9,188
Issuance of 7,500,000 shares of common stock	75	49,799			49,874	—	49,874
Issuance of 464,175 shares of nonvested stock, less forfeitures of 1,500 shares	5	(5)			—	—	—
Nonvested stock amortization		4,087			4,087	1,777	5,864
Cash dividends paid by Baltic Trading Limited				(30)	(30)	(4,051)	(4,081)
Vesting of restricted shares issued by Baltic Trading Limited		(21)			(21)	21	—

Balance — December 31, 2012 (Predecessor)	$443	$863,303	$(11,841)	$214,391	$1,066,296	$194,911	$1,261,207

Net loss				(147,741)	(147,741)	(9,280)	(157,021)
Change in unrealized gain on investments			56,482		56,482	—	56,482
Unrealized gain on cash flow hedges, net			9,081		9,081	—	9,081
Issuance of 200,634 shares of nonvested stock, less forfeitures of 21,500 shares	2	(2)			—	—	—
Nonvested stock amortization		2,924			2,924	1,558	4,482
Issuance of common stock of Baltic Trading Limited		(19,532)			(19,532)	155,695	136,163
Cash dividends paid by Baltic Trading Limited				(6)	(6)	(1,583)	(1,589)
Vesting of restricted shares issued by Baltic Trading Limited		(35)			(35)	35	—

Balance — December 31, 2013 (Predecessor)	$445	$846,658	$53,722	$66,644	$967,469	$341,336	$1,308,805

Net loss				(951,149)	(951,149)	(62,101)	(1,013,250)
Unrealized loss on investments			(25,766)		(25,766)	—	(25,766)
Unrealized gain on cash flow hedges, net			2,401		2,401	—	2,401
Nonvested stock amortization		2,403			2,403	1,949	4,352
Cash dividends paid by Baltic Trading Limited		(5)			(5)	(2,041)	(2,046)
Vesting of restricted shares issued by Baltic Trading Limited		74			74	(74)	—
Subtotal — July 9, 2014 (Predecessor)	$445	$849,130	$30,357	$(884,505)	$(4,573)	$279,069	$274,496
Fresh-start adjustments:
Cancellation of Predecessor common stock and accumulated deficit	(445)	(849,130)		884,505	34,930	—	34,930
Elimination of Predecessor accumulated other comprehensive income			(30,357)		(30,357)	—	(30,357)
Issuance of new equity interest in connection with emergence from Chapter 11, including the $100 Million Rights Offering — 60,299,757 shares	603	1,232,397			1,233,000	—	1,233,000
Balance — July 9, 2014 (Successor)	$603	$1,232,397	$—	$—	$1,233,000	$279,069	$1,512,069
Net loss				(182,294)	(182,294)	(31,064)	(213,358)
Unrealized loss on investments			(25,317)		(25,317)	—	(25,317)
Issuance of 131,017 shares of common stock	1	(1)			—	—	—
Issuance of 1,110,600 shares of nonvested stock	11	(11)			—	—	—
Nonvested stock amortization		18,854			18,854	1,551	20,405
Cash dividends paid by Baltic Trading Limited		(3)			(3)	(1,022)	(1,025)
Vesting of restricted shares issued by Baltic Trading Limited		(39)			(39)	39	—
Balance — December 31, 2014 (Successor)	$615	$1,251,197	$(25,317)	$(182,294)	$1,044,201	$248,573	$1,292,774

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Cash Flows

(U.S. Dollars in Thousands)

	Successor	Predecessor
	Period from
	July 9 to	Period from
	December	January 1 to
	31,	July 9,
	2014	2014	Year Ended December 31,
	(restated)	(restated)	2013	2012
Cash flows from operating activities:
Net loss	$(213,358)	$(1,013,250)	$(157,021)	$(157,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash reorganization items and fresh-start reporting adjustments, net	—	880,408	—	—
Goodwill impairment	166,067	—	—	—
Depreciation and amortization	36,714	75,952	140,743	139,063
Amortization of deferred financing costs	845	4,461	9,116	5,413
Amortization of time charters acquired	450	(68)	(334)	(746)
Amortization of discount on Convertible Senior Notes	—	1,592	4,963	4,537
Receipt of stock in lieu of cash payment	—	—	(100)	—
Interest expense related to the de-designation of the interest rate swap	—	1,048	—	—
Unrealized loss (gain) on derivative instruments	—	—	4	(100)
Amortization of nonvested stock compensation expense	20,405	4,352	4,482	5,864
Change in assets and liabilities:
(Increase) decrease in due from charterers	(1,545)	1,047	(2,527)	1,974
Decrease (increase) in prepaid expenses and other current assets	8,343	(11,735)	(919)	(437)
(Decrease) increase in accounts payable and accrued expenses	(39,170)	32,534	2,765	(4,880)
Increase (decrease) in deferred revenue	400	(600)	273	(2,903)
Increase in lease obligations	390	195	143	1,324
Deferred drydock costs incurred	(6,376)	(9,253)	(4,732)	(10,167)

Net cash used in operating activities	(26,835)	(33,317)	(3,144)	(18,834)
Cash flows from investing activities:
Purchase of vessels, including deposits	(24,473)	(29,995)	(145,350)	(1,155)
Purchase of other fixed assets	(208)	(415)	(1,205)	(2,114)
Changes in deposits of restricted cash	(19,420)	(125)	—	(400)

Net cash used in investing activities	(44,101)	(30,535)	(146,555)	(3,669)
Cash flows from financing activities:
Repayments on the 2007 Credit Facility	—	—	—	(118,588)
Repayments on the $100 Million Term Loan Facility	(3,846)	(3,846)	—	(15,385)
Repayments on the $253 Million Term Loan Facility	(5,075)	(10,150)	—	(40,600)
Proceeds on the 2010 Baltic Trading Credit Facility	—	—	1,000	—
Proceeds from the Baltic Trading $22 Million Term Loan Facility	—	—	22,000	—
Repayments on the Baltic Trading $22 Million Term Loan Facility	(750)	(750)	(375)	—
Proceeds from the Baltic Trading $44 Million Term Loan Facility	—	—	44,000	—
Repayments on the Baltic Trading $44 Million Term Loan Facility	(1,375)	(1,375)	—	—
Proceeds from the 2014 Baltic Trading Term Loan Facilities	33,150	—	—	—
Payment of dividend by subsidiary	(1,025)	(2,046)	(1,589)	(4,081)
Cash settlement of non-accredited Note holders	(484)	—	—	—
Proceeds from Rights Offering	—	100,000	—	—
Proceeds from issuance of common stock	—	—	—	50,721
Payment of common stock issuance costs	—	—	—	(847)
Proceeds from issuance of common stock by subsidiary	—	—	136,980	—
Payment of common stock issuance costs by subsidiary	—	(111)	(706)	—
Payment of deferred financing costs	(2,322)	(4,515)	(1,489)	(4,085)

Net cash provided by (used in) financing activities	18,273	77,207	199,821	(132,865)

Net (decrease) increase in cash and cash equivalents	(52,663)	13,355	50,122	(155,368)

Cash and cash equivalents at beginning of period	136,077	122,722	72,600	227,968
Cash and cash equivalents at end of period	$83,414	$136,077	$122,722	$72,600

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

Reorganization Value

The Plan as confirmed by the Bankruptcy Court estimated the distributable value of the Successor’s equity to be $1.23 billion (the “Distributable Value”). Various valuation methodologies were considered in the bankruptcy proceedings to estimate the Distributable Value. These methodologies included:

•                                          An asset-based methodology using net asset value, which incorporated (i) third-party appraisals of vessels, (ii) trading values for freely traded securities, (iii) book values for other balance sheet accounts and (iv) discounted cash flows for material contracts.

•                                          A precedent transactions methodology, which incorporated relevant transactions announced in the previous five years.

•                                          A comparable company methodology, which evaluated drybulk companies with similar operating profiles and adjusting to reflect differing characteristics like vessel ages.  The comparable company methodology takes into account comparable companies’ (i) capital structure, (ii) trading values, (iii) asset values, and (iv) projected EBITDA.  Projected EBITDA of each comparable company was determined by relying on equity research analyst projections.

•                                          A discounted cash flow methodology, which was premised on (i) the Company’s business plan, which incorporated leading industry consultant charter rate forecasts, (ii) a weighted average cost of capital of 10.1% and (iii) a terminal value based on the projected asset value of the fleet at the end of the four-year projection period.

The Distributable Value of the Company ranged from $1.1 - $1.4 billion based upon consideration of these various methodologies. Ultimately, after this was challenged in the bankruptcy proceedings, the bankruptcy court approved a Distributable Value in the amount of $1.23 billion in conjunction with confirmation of the plan, which was within this range and based on the asset-based methodology described above.  Management believed that the Distributable Value of $1.23 billion, which was derived using the asset based methodology described above and was approved by the bankruptcy court, provided the best representation of the Company’s post-emergence reorganization value as defined in ASC 852.

Such valuation assumptions are not a prediction or reflection of post-confirmation trading prices of the Debtors’ common stock. Such securities may trade at substantially lower or higher prices because of a number of factors. The trading prices of securities issued under a plan of reorganization are subject to many unforeseen circumstances and therefore cannot be predicted.  The Company’s reorganization plan was based upon a distributable value of $1.23 billion which was agreed to by the prepetition lenders as part of a settlement embodied in the plan.

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

The following fresh-start balance sheet illustrates the financial effects on the Company of the implementation of the Plan and the adoption of fresh-start reporting.  This fresh-start balance sheet reflects the effect of the completion of the transactions included in the Plan, including the issuance of equity and the settlement of old indebtedness.  See Note 28 for details associated with the restatement of the certain previously reported financial information associated with the accounting for these transactions.

The effects of the Plan and fresh-start reporting on the Company’s consolidated balance sheet (as restated) are as follows:

	Fresh-Start Adjustments
	Predecessor July 9, 2014	Debt Discharge and Equity Issuance (a) (restated)	Reinstatement of Liabilities (b)	Revaluation of Assets and Liabilities (c) (restated)	Successor July 9, 2014
Assets
Current assets:
Cash and cash equivalents	$48,551	$87,526	$—	$—	$136,077
Restricted cash	9,975	—	—	—	9,975
Due from charterers, net	13,194	—	—	—	13,194
Prepaid expenses and other current assets	30,800	—	—	(41)	30,759
Time charters acquired	—	—	—	450	450
Total current assets	102,520	87,526	—	409	190,455

Noncurrent assets:
Vessels, net	2,604,731	—	—	(1,065,882)	1,538,849
Deposits on vessels	28,658	—	—	2,317	30,975
Deferred drydock, net	16,584	—	—	(16,396)	188
Deferred financing costs, net	18,953	(11,893)	—	—	7,060
Fixed assets, net	4,053	—	—	(3,443)	610
Other noncurrent assets	514	—	—	—	514
Restricted cash	300	—	—	—	300
Investments	51,804	—	—	—	51,804
Goodwill	—	—	—	166,067	166,067
Total noncurrent assets	2,725,597	(11,893)	—	(917,337)	1,796,367

Total assets	$2,828,117	$75,633	$—	$(916,928)	$1,986,822

Liabilities and Equity
Current liabilities not subject to compromise:
Accounts payable and accrued expenses	$60,333	$(1,086)	$6,478	$—	$65,725
Current portion of long-term debt	4,250	—	27,992	—	32,242
Deferred revenue	997	—	—	—	997
Time charters acquired	16	—	—	(16)	—
Total current liabilities not subject to compromise	65,596	(1,086)	34,470	(16)	98,964

Noncurrent liabilities not subject to compromise:
Long-term lease obligations	2,670	—	—	(2,670)	—
Long-term debt	161,500	—	214,289	—	375,789
Total noncurrent liabilities not subject to compromises	164,170	—	214,289	(2,670)	375,789

Total liabilities subject to compromise	1,443,446	(1,194,687)	(248,759)	—	—

Total liabilities	1,673,212	(1,195,773)	—	(2,686)	474,753

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Predecessor Common stock	445	(445)	—	—	—
Predecessor Additional paid-in capital	849,130	(849,130)	—	—	—
Successor Common stock	—	603	—	—	603
Successor Additional paid-in capital	—	1,232,397	—	—	1,232,397
Accumulated other comprehensive income	30,357	(30,357)	—	—	—
Retained (deficit) earnings	(57,463)	918,338	—	(860,875)	—
Total Genco Shipping & Trading Limited shareholders’ equity	822,469	1,271,406	—	(860,875)	1,233,000
Noncontrolling interest	332,436	—	—	(53,367)	279,069
Total equity	1,154,905	1,271,406	—	(914,242)	1,512,069

Total liabilities and equity	$2,828,117	$75,633	$—	$(916,928)	$1,986,822

(a)         Debt Discharge and Equity Issuance — This column reflects the following adjustments pursuant to the Plan:

1.              Items comprising the net gain on settlement of liabilities subject to compromise in exchange for equity issuance — see Note 21.

Predecessor
Period from January 1 to July 9, 2014
Discharge of the outstanding debt under the 2007 Credit Facility	$1,055,912
Discharge of the long-term interest payable due pursuant to the 2007 Credit Facility	13,199
Discharge of the 2010 Notes liability	117,473
Discharge of coupon interest on the 2010 Notes liability	1,105
The elimination of deferred financing fees associated with the discharged obligations	(15,383)
The elimination of accumulated other comprehensive income related to interest rate swaps associated with the discharged obligations	(4,574)
Issuance of Successor common stock	(1,133,900)
Net gain on the discharge of Predecessor liabilities related to liabilities subject to compromise and associated issuance of Successor equity	$33,832

2.                    Other items associated with the settlement of liabilities subject to compromise:

•                  The payment of interest expense accrued up to the Effective Date of $1,772, $59 and $156 for the 2007 Credit Facility, the $100 Million Term Loan Facility and the $253 Million Term Loan Facility, respectively.

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

•                  The payment of deferred financing fees of $3,490 for the Amended and Restated $100 Million and $253 Million Term Loan Facilities.

3.                    The reclassification to retained (deficit) earnings of $34,931 related to the gain associated with the Company’s investments.

4.              The reclassification of $900 of initial equity to accounts payable that represents the estimated amount of the notes discharged that will be paid in cash to nonaccredited investors.

5.              The reclassification to retained (deficit) earnings of the Predecessor common stock of $445 and Predecessor additional paid in capital of $849,130.

6.                    Receipt of the proceeds of the $100,000 rights offering pursuant to the Plan.

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

•                  Adjustment of $1,083,404 to reflect the fair value of vessel assets, vessel deposits, drydocking assets and other fixed assets as of the Effective Date.  The portion of the asset revaluation associated with Baltic Trading’s noncontrolling interest in the amount of $74,355 was reflected as a reduction of noncontrolling interest.

•                  Adjustment of $2,670 to reflect the fair value of the Company’s current lease agreement, which was previously recorded as long-term lease obligations.  As of the Effective Date, the lease agreement has been valued at below market; therefore, we have recorded in “Prepaid expenses and other current assets” an asset of $138, which will be amortized over the remaining life of the lease agreement.

•                  Goodwill in the amount of $166,067 was recognized, which represents the portion of the total reorganization value that was not attributed to specific tangible or identifiable intangible assets.  The portion of the goodwill recognized in relation to Baltic Trading noncontrolling interest in the amount of $24,022 was reflected as an increase in noncontrolling interest.  A summary of the allocation of the reorganization value to the fair value of the Successor Company net assets, including goodwill, is as follows:

		Total
Reorganization Value
Value of shares issued to pre-petition claimants	$1,133,000
Proceeds of rights offering	100,000	$1,233,000
Estimated fair value of debt
Current portion of long-term debt	32,242
Long term debt	375,789	408,031
Estimated fair value of non-debt liabilities
Deferred revenue	997
Accounts payable and accrued expenses	65,725	66,722

Noncontrolling interest		279,069

Reorganization value of assets		1,986,822

Estimated fair value of assets (excluding goodwill) (a)		(1,820,755)

Reorganization value of assets in excess of fair value — goodwill		$166,067

(a)                     Estimated fair value of assets (excluding goodwill) consists of:

Total current assets	$190,455
Vessels, net	1,538,849
Deposits on vessels	30,975
Deferred drydock, net	188
Deferred financing costs, net	7,060
Fixed assets, net	610
Other noncurrent assets	514
Restricted cash	300
Investments	51,804
Total assets excluding goodwill	$1,820,755

•                  The total reduction of $53,367 in noncontrolling interest is due to the adjustment of the fair value of the noncontrolling interest derived from the Baltic Trading asset revaluation and goodwill described above and an additional revaluation adjustment of $3,034. The revalued noncontrolling interest was determined based on a relative fair value allocation of Baltic Trading Limited’s estimated equity value as July 8, 2015, which multiplied the percentage of Baltic Trading Limited’s equity ownership attributable to non-controlling interests by the estimated equity value of Baltic Trading Limited as of such date. The estimated equity value of Baltic Trading Limited as of such date was determined by multiplying the  closing price of Baltic Trading Limited’s publicly traded common stock by the total number of shares of Baltic Trading Limited’s common stock and Class B stock outstanding on July 8, 2015.

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

Below is the list of Baltic Trading’s wholly owned ship-owning subsidiaries as of December 31, 2014:

Baltic Trading’s Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date	Year Built

Baltic Leopard Limited	Baltic Leopard	53,447	4/8/10	2009
Baltic Panther Limited	Baltic Panther	53,351	4/29/10	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10	2009
Baltic Jaguar Limited	Baltic Jaguar	53,474	5/14/10	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10	2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10	2010
Baltic Wind Limited	Baltic Wind	34,409	8/4/10	2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10	2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10	2010
Baltic Fox Limited	Baltic Fox	31,883	9/6/13	2010
Baltic Hare Limited	Baltic Hare	31,887	9/5/13	2009
Baltic Lion Limited	Baltic Lion	179,185	12/27/13	2012
Baltic Tiger Limited	Baltic Tiger	179,185	11/26/13	2011
Baltic Hornet Limited	Baltic Hornet	63,574	10/29/14	2014
Baltic Wasp Limited	Baltic Wasp	63,389	1/2/15	2015
Baltic Scorpion Limited	Baltic Scorpion	64,000	Q2 2015 (1)	2015(1)
Baltic Mantis Limited	Baltic Mantis	64,000	Q3 2015 (1)	2015(1)

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

The following table presents a reconciliation of total net loss for the Company’s two operating segments to total consolidated net loss for the Successor Company for the period from July 9 to December 31, 2014 and for the Predecessor Company for the period from January 1 to July 9, 2014 and for the years ended December 31, 2013 and 2012.  The eliminating net loss noted in the following table consists of the elimination of intercompany transactions between GS&T and Baltic Trading as well as dividends received by GS&T from Baltic Trading for its Class B shares of Baltic Trading.

	Successor	Predecessor
	Period from July 9	Period from January 1 to July 9,
	to December 31,	2014	For the Years Ended December 31,
	2014	(restated)	2013	2012
Net loss
GS&T	$(177,921)	$(919,680)	$(144,054)	$(139,295)
Baltic Trading	(35,032)	(93,430)	(11,392)	(17,270)
Total operating segments	(212,953)	(1,013,110)	(155,446)	(156,565)
Eliminating net loss	405	140	1,575	1,211
Total consolidated net loss	$(213,358)	$(1,013,250)	$(157,021)	$(157,776)

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

The Company reviews the investment in Jinhui and KLC for impairment on a quarterly basis.  There were no impairment charges recognized during the period from July 9 to December 31, 2014, January 1 to July 9, 2014 or during the years ended December 31, 2013 and 2012.  In determining whether the Company has an other than temporary impairment, we considered that the most precipitous decline in Jinhui’s stock value began during September of 2014.  As the duration and severity of the decline was generally consistent with the overall drybulk shipping sector and the Company had the intent and ability to hold the investment for a period sufficient to allow for recovery of cyclical declines in the drybulk shipping sector, we determined that the decline in the fair value of the Company’s investment in Jinhui was not other than temporary at December 31, 2014.

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

Refer to Note 13 — Accumulated Other Comprehensive Income (Loss) for a breakdown of the components of AOCI.

8 - NET LOSS PER SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the year.  The computation of diluted net loss per share assumes the vesting of nonvested stock awards (refer to Note 24 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 1,110,600 and 0 nonvested shares outstanding at December 31, 2014 and July 9, 2014 for the Successor Company and Predecessor Company, respectively (refer to Note 24 — Stock-Based Compensation), all are anti-dilutive.  The Successor Company’s diluted net loss per share will also reflect the assumed conversion of the Equity Warrants and MIP Warrants issued by the Successor Company if the impact is dilutive under the treasury stock method.  The Predecessor Company’s diluted net loss per share will also reflect the assumed conversion under the Predecessor Company’s convertible debt if the impact is dilutive under the “if converted” method. The impact of the shares convertible under the Predecessor Company’s convertible notes is excluded from the computation of diluted net loss per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

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

The following table sets forth a reconciliation of the net loss attributable to GS&T and the net loss attributable to GS&T for diluted net loss per share under the “if-converted” method:

	Successor	Predecessor
	Period from	Period from
	July 9 to	January 1 to
	December 31,	July 9, 2014	Year Ended December 31,
	2014 (restated)	(restated)	2013	2012

Net (loss) income attributable to GS&T	$(182,294)	$(951,149)	$(147,741)	$(144,928)

Interest expense related to convertible notes, if dilutive	—	—	—	—

Net (loss) income attributable to GS&T for the computation of diluted net (loss) income per share	$(182,294)	$(951,149)	$(147,741)	$(144,928)

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

21 — REORGANIZATION ITEMS, NET

“Reorganization items, net” represent amounts incurred and recovered subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases.  See Note 28 for details associated with the restatement of the previously reported components of Reorganization items, net.  Reorganization items, net (as restated) are comprised of the following:

	Successor	Predecessor	Predecessor	Predecessor
	Period from July 9 to December 31, 2014	Period from January 1 to July 9, 2014 (As Reported)	Period from January 1 to July 9, 2014 Adjustment (c)	Period from January 1 to July 9, 2014 (As Restated)
Professional fees incurred	$968	$34,981	$—	$34,981
Trustee fees incurred	623	251	—	251
Total reorganization fees	$1,591	$35,232	$—	$35,232

Gain on settlement of liabilities subject to compromise	$—	$(1,187,689)	$1,187,689	$—
Net gain on debt and equity discharge and issuance	—	(775,086)	775,086	—
Gain on settlement of liabilities subject to compromise in exchange for equity issuance, net (a)	—	—	(33,832)	(33,832)
Fresh-start reporting adjustments (b)	—	1,045,376	(131,136)	914,240
Total fresh-start adjustment	$—	$(917,399)	$1,797,807	$880,408

Total reorganization items, net	$1,591	$(882,167)	$1,797,807	$915,640

(a)         For determination of this amount see footnote (a), subnote 1. in Note 1 under the table “Fresh-Start Adjustments.”

(b)         For determination of this amount see footnote (c) in Note 1 under the table “Fresh-Start Adjustments.”

(c)          See Note 28 — Restatement of Consolidated Financial Statements of the Predecessor Company.

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

27 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS OF THE SUCCESSOR COMPANY

Subsequent to the issuance of the Company’s 2014 consolidated financial statements on March 2, 2015, the Company became aware of an error in its allocation of goodwill impairment to the noncontrolling interest recognized in December 2014 by the Company  associated with its consolidated subsidiary Baltic Trading (refer to Note 5 — Goodwill Impairment). As a result of this error, amounts allocated to the Company’s noncontrolling interest in the Company’s previously reported Consolidated Statement of Operations of the Successor Company for the period from July 9, 2014 to December 31, 2014 and the Company’s previously reported Consolidated Balance Sheet of the Successor Company as of December 31, 2014 were incorrect.

The error affected the Company’s previously reported Net loss allocable to GS&T and the noncontrolling interest and Net loss per share allocable to GS&T on the Company’s Consolidated Statement of Operations of the Successor Company for the period from July 9, 2014 to December 31, 2014, as well as the Company’s previously reported allocation of shareholders’ equity to the shareholders of the Company and the noncontrolling interest on the Company’s Consolidated Balance Sheet of the Successor Company as of December 31, 2014. The error did not impact the Company’s previously reported consolidated revenues, operating expenses, net loss or cash flows for the Successor Company for the period from July 9, 2014 to December 31, 2014, or the Company’s previously reported consolidated  assets, liabilities or total equity of the Successor Company as of December 31, 2014.

The Company determined its previously issued consolidated financial statements for the year ended December 31, 2014 should be restated to correct for this error. The effect of correcting for this error resulted in: 1) a decrease in previously reported net loss attributable to GS&T and an increase in previously reported Net loss attributable to noncontrolling interest for the period from July 9, 2014 to December 31, 2014 by the same amount; and 2) an increase in GS&T’s equity attributable to its shareholders and a decrease in the  Noncontrolling interest in the Consolidated Balance Sheet as of December 31, 2014 by the same amount. The effect of correcting these errors is summarized as follows:

•                  For the period from July 9, 2014 to December 31, 2014, the previously reported Net loss attributable to GS&T decreased by $21,823 to $182,294 from $204,117 as a result of the restatement.  This also resulted in a change in Net loss per share from $3.38 to $3.02 as a result of the restatement. After the restatement, the Net loss attributable to noncontrolling interest for the period from July 9, 2014 to December 31, 2014 increased by $21,823 to $31,064 from $9,241. The Company’s consolidated Net loss for the period from July 9, 2014 to December 31, 2014 was unchanged at $213,358.

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

28 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS OF THE PREDECESSOR COMPANY

Subsequent to the issuance of the Company’s 2014 consolidated financial statements on March 2, 2015, the Company became aware of errors in its determination of certain previously reported amounts in its Predecessor period financial reporting for the period from January 1, 2014 to July 9, 2014 related to its application of fresh-start accounting under ASC 852. These errors were related to the items included in the determination of the “Reorganization items, net” account balance on the Company’s Consolidated Statement of Operations of the Predecessor for the period from January 1, 2014 to July 9, 2014, which affected the Company’s previously reported Net income and Net income per share, Net income attributable to Genco Shipping & Trading Limited and Net loss attributable to noncontrolling interest for this period.

The Company determined its previously issued consolidated financial statements for the Predecessor Company for the period ended July 9, 2014 should be restated to correct for these errors. The effect of correcting for these errors resulted in (1) changing the Company’s previously reported gain on Reorganization items, net to a loss, (2) changing the Company’s previously reported Net income and Net income per share to a Net loss and Net loss per share, respectively, (3) changing the Company’s previously reported Net income attributable to Genco Shipping & Trading Limited to a Net loss attributable to Genco Shipping & Trading Limited, and increasing the Company’s previously reported Net loss attributable to noncontrolling interest for the period from January 1, 2014 to July 9, 2014. The effect of correcting these errors is summarized in the following tables:

Consolidated Statement of Operations

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

	Predecessor			Predecessor
	Period from January 1 to July 9, 2014 As Reported	Adjustment		Period from January 1 to July 9, 2014 As Restated
Loss before reorganization items, net	$(96,795)	—		$(96,795)
Reorganization items, net	882,167	(1,797,807	) (a)	(915,640)

(Loss) income before income taxes	785,372	(1,797,807)		(1,012,435)
Income tax expense	(815)	—		(815)
Net (loss) income	784,557	(1,797,807)		(1,013,250)
Less: Net loss attributable to noncontrolling interest	(8,734)	(53,367	) (b)	(62,101)
Net (loss) income attributable to Genco Shipping & Trading Limited	$793,291	$(1,744,440)		$(951,149)

Net (loss) income per share-basic	$18.21	N/A		$(21.83)
Net (loss) income per share-diluted	$18.21	N/A		$(21.83)
Weighted average common shares outstanding-basic	43,568,942	N/A		43,568,942
Weighted average common shares outstanding-diluted	43,568,942	N/A		43,568,942
Dividends declared per share	$—	N/A		$—

(a)   The adjustment is the result of errors in the Company’s prior accounting for the following transactions associated with the application of fresh—start accounting:

Adjustment
Discharge of Predecessor equity <1>	$(829,974)
Issuance of Successor equity <2>	(1,133,900)
Recording of goodwill in fresh-start accounting <3>	166,067
Total	$(1,797,807)

<1>  The accounting consequences related to the discharge of Predecessor equity were previously reported as a component in the computation of “Reorganization items, net”. The adjustment is to exclude the accounting consequences related to the discharge of Predecessor equity from the computation of “Reorganization items, net”.

<2>  The accounting consequences related to the issuance of Successor equity were previously excluded as a component in the computation of “Reorganization items, net”. The adjustment is to include from the accounting consequences related to the issuance of Successor equity in the computation of “Reorganization items, net”.

<3>  The accounting consequences related to the recognition of goodwill were previously excluded as a component in the computation of “Reorganization items, net”. The adjustment is to include the accounting consequences related to the establishment of goodwill in the computation of “Reorganization items, net”.

(b)   The adjustment is the result of errors in the Company’s prior accounting for the consequences to non-controlling interests of certain transactions associated with the application of fresh-start accounting.

Consolidated Statement of Comprehensive Loss

(U.S. Dollars in Thousands)

	Predecessor		Predecessor
	Period from January 1 to July 9, 2014 As Reported	Adjustment	Period from January 1 to July 9, 2014 As Restated
Net (loss) income	$784,557	$(1,797,807)	(1,013,250)

Change in unrealized (loss) gain on investments	(25,766)	—	(25,766)
Unrealized gain on cash flow hedges, net	2,401	—	2,401
Other comprehensive (loss) income	(23,365)	—	(23,365)

Comprehensive (loss) income	761,192	(1,797,807)	(1,036,615)
Less: Comprehensive loss attributable to noncontrolling interest	(8,734)	(53,367)	(62,101)
Comprehensive (loss) income attributable to Genco Shipping & Trading Limited	$769,926	$(1,744,440)	$(974,514)

In addition, the effect of correcting for these errors resulted in the restatement of:

•                  The previously reported components of Reorganization items, net — see Note 21;

•                  The following previously reported financial information included in the column “Debt Discharge and Equity Issuance” in the table “Fresh-Start Adjustments” in Note 1:

	Debt Discharge and Equity Issuance (as reported)	Adjustment	Debt Discharge and Equity Issuance (a) (as restated)
Assets
Current assets:
Cash and cash equivalents	$87,526	$—	$87,526
Restricted cash	—	—	—
Due from charterers, net	—	—	—
Prepaid expenses and other current assets	—	—	—
Time charters acquired	—	—	—
Total current assets	87,526	—	87,526

Noncurrent assets:
Vessels, net	—	—	—
Deposits on vessels	—	—	—
Deferred drydock, net	—	—	—
Deferred financing costs, net	(11,893)	—	(11,893)
Fixed assets, net	—	—	—
Other noncurrent assets	—	—	—
Restricted cash	—	—	—
Investments	—	—	—
Goodwill	—	—	—
Total noncurrent assets	(11,893)	—	(11,893)

Total assets	$75,633	$—	$75,633

Liabilities and Equity
Current liabilities not subject to compromise:
Accounts payable and accrued expenses	$(1,086)	$—	$(1,086)
Current portion of long-term debt	—	—	—
Deferred revenue	—	—	—
Time charters acquired	—	—	—
Total current liabilities not subject to compromise	(1,086)	—	(1,086)

Noncurrent liabilities not subject to compromise:
Long-term lease obligations	—	—	—
Long-term debt	—	—	—
Total noncurrent liabilities not subject to compromises	—	—	—

Total liabilities subject to compromise	(1,194,687)	—	(1,194,687)

Total liabilities	(1,195,773)	—	(1,195,773)

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Predecessor Common stock	(445)	—	(445)
Predecessor Additional paid-in capital	(849,130)	—	(849,130)
Successor Common stock	603	—	603
Successor Additional paid-in capital	1,232,397	—	1,232,397
Accumulated other comprehensive income	4,574	(34,931)	(30,357)
Retained (deficit) earnings	936,774	(18,436)	918,338
Total Genco Shipping & Trading Limited shareholders’ equity	1,324,773	(53,367)	1,271,406
Noncontrolling interest	(53,367)	53,367	—
Total equity	1,271,406	—	1,271,406

Total liabilities and equity	$75,633	$—	$75,633

•                  The following previously reported financial information included in the column “Revaluation of Assets and Liabilities” in the table “Fresh-Start Adjustments” in Note 1:

	Revaluation of Assets and Liabilities (as reported)	Adjustment	Revaluation of Assets and Liabilities (as restated)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—
Restricted cash	—	—	—
Due from charterers, net	—	—	—
Prepaid expenses and other current assets	(41)	—	(41)
Time charters acquired	450	—	450
Total current assets	409	—	409

Noncurrent assets:
Vessels, net	(1,065,882)	—	(1,065,882)
Deposits on vessels	2,317	—	2,317
Deferred drydock, net	(16,396)	—	(16,396)
Deferred financing costs, net	—	—	—
Fixed assets, net	(3,443)	—	(3,443)
Other noncurrent assets	—	—	—
Restricted cash	—	—	—
Investments	—	—	—
Goodwill	166,067	—	166,067
Total noncurrent assets	(917,337)	—	(917,337)

Total assets	$(916,928)	$—	$(916,928)

Liabilities and Equity
Current liabilities not subject to compromise:
Accounts payable and accrued expenses	$—	$—	$—
Current portion of long-term debt	—	—	—
Deferred revenue	—	—	—
Time charters acquired	(16)	—	(16)
Total current liabilities not subject to compromise	(16)	—	(16)

Noncurrent liabilities not subject to compromise:
Long-term lease obligations	(2,670)	—	(2,670)
Long-term debt	—	—	—
Total noncurrent liabilities not subject to compromises	(2,670)	—	(2,670)

Total liabilities subject to compromise	—	—	—

Total liabilities	(2,686)	—	(2,686)

Equity:
Genco Shipping & Trading Limited shareholders’ equity:	—	—	—
Predecessor Common stock	—	—	—
Predecessor Additional paid-in capital	—	—	—
Successor Common stock	—	—	—
Successor Additional paid-in capital	—	—	—
Accumulated other comprehensive income	(34,931)	34,931	—
Retained (deficit) earnings	(879,311)	18,436	(860,875)
Total Genco Shipping & Trading Limited shareholders’ equity	(914,242)	53,367	(860,875)
Noncontrolling interest	—	(53,367)	(53,367)
Total equity	(914,242)	—	(914,242)

Total liabilities and equity	$(916,928)	$—	$(916,928)

29 — UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.  We have presented the unaudited quarterly results of operations separately for the Successor Company and the Predecessor Company. In the fourth quarter of 2014, the Successor had a material impairment of goodwill in the amount of $166,067.  See Note 5 — Goodwill Impairment for additional information related to the impairment taken in the fourth quarter of 2014.

	2014
	Predecessor			Successor
			Period from	Period from	Quarter Ended
	Quarter Ended		July 1 to July 9	July 9 to	December 31
	March 31	June 30	(restated)	September 30	(restated)
	(In thousands, except share and per share amounts)
Revenues	$63,180	$51,545	$4,034	$43,943	$54,874
Operating loss	(20,766)	(26,552)	(8,356)	(17,436)	(185,796)

Net loss	(42,238)	(65,557)	(905,455)	(22,562)	(190,795)
Net loss attributable to noncontrolling interest	(3,133)	(5,033)	(53,935)	(4,272)	(26,792)
Net loss attributable to Genco Shipping & Trading Limited	(39,105)	(60,524)	(851,520)	(18,290)	(164,003)

Net loss per share - basic (2)	$(0.90)	$(1.39)	$(19.54)	$(0.30)	$(2.72)
Net loss per share - diluted (2)	$(0.90)	$(1.39)	$(19.54)	$(0.30)	$(2.72)
Dividends declares and paid per share (1)	$—	$—	$—	$—	$—
Weighted average common shares outstanding - basic	43,568,942	43,568,942	43,568,942	60,299,766	60,415,981
Weighted average common shares outstanding - diluted	43,568,942	43,568,942	43,568,942	60,299,766	60,415,981

	2013
	Predecessor
	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$40,486	$45,760	$59,433	$81,785
Operating (loss) income	(30,474)	(27,075)	(13,387)	4,030

Net loss	(51,950)	(48,940)	(36,976)	(19,155)
Net loss attributable to noncontrolling interest	(3,787)	(3,571)	(1,942)	20
Net loss attributable to Genco Shipping & Trading Limited	(48,163)	(45,369)	(35,034)	(19,175)

Net loss per share - basic (2)	$(1.12)	$(1.05)	$(0.81)	$(0.43)
Net loss per share - diluted (2)	$(1.12)	$(1.05)	$(0.81)	$(0.43)
Dividends declares and paid per share (1)	$—	$—	$—	$—
Weighted average common shares outstanding - basic	43,161,510	43,196,895	43,231,510	43,403,894
Weighted average common shares outstanding - diluted	43,161,510	43,196,895	43,231,510	43,403,894

(1)                     Does not include cash dividends paid by Baltic Trading.

(2)                     Amounts may not total to annual earnings (loss) because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

30 - SUBSEQUENT EVENTS

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

Refer to Note 10 — Debt for discussion on collateral short-fall for the $100 Million Term Loan Facility and the $253 Million Term Facility.

ITEM 9A.                                       CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act as of the end of the period covered by this Report.  Based upon that evaluation, our President and our Chief Financial Officer have concluded, as a result of the material weaknesses in internal control over financial reporting described below under “Management Report on Internal Control over Financial Reporting”, that our disclosure controls and procedures were not effective as of December 31, 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Our assessment included consideration of errors that were identified in (1) our accounting for the allocation of a goodwill impairment charge recorded in December 2014 that was partially attributable to our noncontrolling interests; and (2) our calculation of “Reorganization items, net” of the Predecessor for the period from January 1, 2014 to July 9, 2014.

Specifically, in regard to our accounting for the allocation of a goodwill impairment charge, management identified that process level controls, including management review of consolidated financial information and legal entity trial balances within our consolidated financial reporting process regarding attribution of income/loss to our noncontrolling interests were not adequately designed. These controls lacked attributes specific to the accurate tracking of basis differences attributable to noncontrolling interests that were established in July 2014 associated with our application of fresh-start accounting. In regard to our calculation of Reorganization items, net” of the Predecessor, management identified that its review controls associated with the accounting for a non-routine transaction were not sufficiently designed to identify the misapplication of a technical aspect of authoritative accounting guidance related to the application of fresh-start accounting.

Management concluded that these internal control design deficiencies represented material weaknesses as of December 31, 2014. Accordingly, management concluded that our internal controls over financial reporting were not effective as of December 31, 2014. However these material weaknesses did not have a pervasive effect on internal controls over financial reporting, as they were limited to non-routine transactions associated with our application of fresh-start accounting.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting.  The attestation report is included on pages 36-37 of this report.

CHANGES IN INTERNAL CONTROLS

In response to the material weaknesses in internal controls described above, management has implemented remediation efforts to address the design of internal controls and the ineffectiveness of our disclosure controls and procedures. Our new and refined internal controls are intended to prevent or detect similar occurrences.

In response to the control deficiency related to the accurate tracking of basis differences attributable to noncontrolling interests, such changes to our internal controls include (1) improved reconciliation and review controls over tracking legal entity financial information and focus on classification and presentation effects of less-than-wholly-owned subsidiaries in our consolidation process; and (2) enhanced training and education on principles related to accounting for noncontrolling interests.

In response to the control deficiency related to the accounting for non-routine transactions, such changes to our internal controls include enhanced training and education on principles related to accounting for material non-routine transactions for those individuals recording the accounting consequences of such transactions and an independent level of review of the details of such transactions by a more senior member of management.

Other than the material weaknesses described above, there have been no changes in our internal controls or over financial reporting that occurred during the fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As discussed in Note 1 to the consolidated financial statements, on July 2, 2014, the Company emerged from Chapter 11 of the Bankruptcy Code pursuant to the terms of a reorganization plan (the “Plan”) that was approved by the bankruptcy court and declared effective as of July 9, 2014. The terms of the Plan resulted in a series of financial restructuring transactions for the Company and a change in its control, which met the criteria in Accounting Standards Codification Topic 852, Reorganizations (“ASC Topic 852”), for the Company to apply fresh-start accounting in conformity with the requirements of ASC Topic 852.  Accordingly, the financial information in the accompanying consolidated financial statements has carrying values not comparable with prior periods presented.

As discussed in Notes 27 and 28 to the consolidated financial statements, the 2014 consolidated financial statements have been restated.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the Company’s design of process level controls associated with its 1) accounting for the allocation of a goodwill impairment charge recorded in December 2014 that was partially attributable to its noncontrolling interests and 2) application of fresh-start accounting under ASC Topic 852 for items included in the determination of the “Reorganization items, net” account balance have been identified and included in management’s assessment about the effectiveness of the Company’s internal control over financial reporting. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audits of the Company’s consolidated financial statements as of and for the year ended December 31, 2014 and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 (April 30, 2015 as to the effects of the restatement discussed in Note 27; and October 19, 2015 as to the effects of the restatement discussed in Note 28) expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

(October 19, 2015 as to the effects of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting, as revised).

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

31.1                        Certification of President pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2                        Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1                        Certification of President pursuant to 18 U.S.C. Section 1350.

32.2                        Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 19, 2015.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ John C. Wobensmith
	Name:	John C. Wobensmith
	Title:	President (Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Document

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.