Form 10-Q
period 2015-09-30
GENCO SHIPPING & TRADING LTD
filed 2015-11-13
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2015: Common stock, $0.01 per share — 72,898,234 shares.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	Successor	Successor
	September 30, 2015	December 31, 2014 (restated)
Assets
Current assets:
Cash and cash equivalents	$44,478	$83,414
Restricted cash	9,750	9,750
Due from charterers, net of a reserve of $1,217 and $1,588, respectively	14,139	14,739
Prepaid expenses and other current assets	22,505	22,423
Total current assets	90,872	130,326

Noncurrent assets:
Vessels, net of accumulated depreciation of $90,104 and $36,258, respectively	1,501,714	1,532,843
Deposits on vessels	10,183	25,593
Deferred drydock, net of accumulated amortization of $2,196 and $330, respectively	14,656	6,234
Deferred financing costs, net of accumulated amortization of $2,417 and $729, respectively	10,948	10,271
Fixed assets, net of accumulated depreciation and amortization of $319 and $119, respectively	1,115	701
Other noncurrent assets	514	514
Restricted cash	315	19,945
Investments	17,900	26,486
Total noncurrent assets	1,557,345	1,622,587
Total assets	$1,648,217	$1,752,913

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$33,899	$28,217
Current portion of long-term debt	44,242	34,324
Deferred revenue	1,016	1,397
Total current liabilities	79,157	63,938

Noncurrent liabilities:
Long-term lease obligations	969	390
Long-term debt	418,036	395,811
Total noncurrent liabilities	419,005	396,201
Total liabilities	498,162	460,139

Commitments and contingencies
Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Successor Company common stock, par value $0.01; 250,000,000 shares authorized; issued and outstanding 72,898,234 and 61,541,389 shares at September 30, 2015 and December 31, 2014, respectively	728	615
Successor Company additional paid-in capital	1,477,035	1,251,197
Accumulated other comprehensive loss	(17)	(25,317)
Retained deficit	(327,691)	(182,294)
Total Genco Shipping & Trading Limited shareholders’ equity	1,150,055	1,044,201
Noncontrolling interest	—	248,573
Total equity	1,150,055	1,292,774
Total liabilities and equity	$1,648,217	$1,752,913

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	Successor		Predecessor
	Three Months Ended September 30, 2015	Period from July 9 to September 30, 2014	Period from July 1 to July 9, 2014 (restated)
Revenues:
Voyage revenues	$49,167	$43,943	$4,034
Service revenues	828	756	72

Total revenues	49,995	44,699	4,106

Operating expenses:
Voyage expenses	6,638	2,335	200
Vessel operating expenses	31,544	27,248	2,902
General, administrative and management fees	26,983	15,492	6,147
Depreciation and amortization	20,124	17,356	3,213
Other operating income	—	(296)	—

Total operating expenses	85,289	62,135	12,462

Operating loss	(35,294)	(17,436)	(8,356)

Other (expense) income:
Impairment of investment	(32,536)	—	—
Other (expense) income	(653)	7	1
Interest income	22	19	—
Interest expense	(4,876)	(3,592)	(1,529)

Other expense	(38,043)	(3,566)	(1,528)

Loss before reorganization items, net	(73,337)	(21,002)	(9,884)
Reorganization items, net	(174)	(1,167)	(895,534)

Loss before income taxes	(73,511)	(22,169)	(905,418)
Income tax expense	(292)	(393)	(38)

Net loss	(73,803)	(22,562)	(905,456)
Less: Net loss attributable to noncontrolling interest	(7,178)	(4,272)	(53,935)
Net loss attributable to Genco Shipping & Trading Limited	$(66,625)	$(18,290)	$(851,521)

Net loss per share-basic	$(0.95)	$(0.30)	$(19.54)
Net loss per share-diluted	$(0.95)	$(0.30)	$(19.54)
Weighted average common shares outstanding-basic	69,824,338	60,299,766	43,568,942
Weighted average common shares outstanding-diluted	69,824,338	60,299,766	43,568,942
Dividends declared per share	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2015	Period from July 9 to September 30, 2014	Period from January 1 to July 9, 2014 (restated)
Revenues:
Voyage revenues	$116,548	$43,943	$118,759
Service revenues	2,457	756	1,701

Total revenues	119,005	44,699	120,460

Operating expenses:
Voyage expenses	14,775	2,335	4,140
Vessel operating expenses	90,143	27,248	64,670
General, administrative and management fees	73,798	15,492	31,371
Depreciation and amortization	58,933	17,356	75,952
Other operating income	—	(296)	—
Impairment of vessel assets	35,396	—	—
Loss on sale of vessels	1,210	—	—

Total operating expenses	274,255	62,135	176,133

Operating loss	(155,250)	(17,436)	(55,673)

Other (expense) income:
Impairment of investment	(32,536)	—	—
Other (expense) income	(707)	7	(106)
Interest income	71	19	45
Interest expense	(13,887)	(3,592)	(41,061)

Other expense	(47,059)	(3,566)	(41,122)

Loss before reorganization items, net	(202,309)	(21,002)	(96,795)
Reorganization items, net	(1,006)	(1,167)	(915,640)

Loss before income taxes	(203,315)	(22,169)	(1,012,435)
Income tax expense	(1,553)	(393)	(815)

Net loss	(204,868)	(22,562)	(1,013,250)
Less: Net loss attributable to noncontrolling interest	(59,471)	(4,272)	(62,101)
Net loss attributable to Genco Shipping & Trading Limited	$(145,397)	$(18,290)	$(951,149)

Net loss per share-basic	$(2.29)	$(0.30)	$(21.83)
Net loss per share-diluted	$(2.29)	$(0.30)	$(21.83)
Weighted average common shares outstanding-basic	63,615,181	60,299,766	43,568,942
Weighted average common shares outstanding-diluted	63,615,181	60,299,766	43,568,942
Dividends declared per share	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Loss

(U.S. Dollars in Thousands)

(Unaudited)

	Successor		Predecessor
	Three Months Ended September 30, 2015	Period from July 9 to September 30, 2014	Period from July 1 to July 9, 2014 (restated)

Net loss	$(73,803)	$(22,562)	$(905,456)

Change in unrealized gain (loss) on investments	26,343	(13,341)	2,186
Unrealized gain on cash flow hedges, net	—	—	95
Other comprehensive income (loss)	26,343	(13,341)	2,281

Comprehensive loss	(47,460)	(35,903)	(903,175)
Less: Comprehensive loss attributable to noncontrolling interest	(7,178)	(4,272)	(53,935)
Comprehensive loss attributable to Genco Shipping & Trading Limited	$(40,282)	$(31,631)	$(849,240)

	Successor		Predecessor
	Nine Months Ended September 30, 2015	Period from July 9 to September 30, 2014	Period from January 1 to July 9, 2014 (restated)

Net loss	$(204,868)	$(22,562)	$(1,013,250)

Change in unrealized gain (loss) on investments	25,300	(13,341)	(25,766)
Unrealized gain on cash flow hedges, net	—	—	2,401
Other comprehensive income (loss)	25,300	(13,341)	(23,365)

Comprehensive loss	(179,568)	(35,903)	(1,036,615)
Less: Comprehensive loss attributable to noncontrolling interest	(59,471)	(4,272)	(62,101)
Comprehensive loss attributable to Genco Shipping & Trading Limited	$(120,097)	$(31,631)	$(974,514)

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

(U.S. Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained (Deficit) Earnings	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2015 (Successor)	$615	$1,251,197	$(25,317)	$(182,294)	$1,044,201	$248,573	$1,292,774

Net loss				(145,397)	(145,397)	(59,471)	(204,868)

Other comprehensive income			25,300		25,300	—	25,300

Settlement of non-accredited Note holders		(414)			(414)	—	(414)

Equity effect of purchase of entities under common control		590			590	—	590

Issuance of 11,287,132 shares to Baltic Trading shareholders	113	(113)			—	—	—

Elimination of non-controlling interest due to Merger		194,375			194,375	(194,375)	—

Nonvested stock amortization		31,400			31,400	5,273	36,673

Balance — September 30, 2015 (Successor)	$728	$1,477,035	$(17)	$(327,691)	$1,150,055	$—	$1,150,055

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained (Deficit) Earnings (restated)	Genco Shipping & Trading Limited Shareholders’ Equity (restated)	Noncontrolling Interest (restated)	Total Equity (restated)
Balance — January 1, 2014 (Predecessor)	$445	$846,658	$53,722	$66,644	$967,469	$341,336	$1,308,805

Net loss				(951,149)	(951,149)	(62,101)	(1,013,250)

Unrealized loss on investments			(25,766)		(25,766)	—	(25,766)

Unrealized gain on cash flow hedges, net			2,401		2,401	—	2,401

Nonvested stock amortization		2,403			2,403	1,949	4,352

Cash dividends paid by Baltic Trading Limited		(5)			(5)	(2,041)	(2,046)

Vesting of restricted shares issued by Baltic Trading Limited		74			74	(74)	—

Subtotal — July 9, 2014 (Predecessor)	$445	$849,130	$30,357	$(884,505)	$(4,573)	$279,069	$274,496

Fresh-start adjustments:

Cancellation of Predecessor common stock and accumulated deficit	(445)	(849,130)		884,505	34,930	—	34,930

Elimination of Predecessor accumulated other comprehensive income			(30,357)		(30,357)	—	(30,357)

Issuance of new equity interest in connection with emergence from Chapter 11, including the $100 Million Rights Offering — 60,299,757 shares	603	1,232,397			1,233,000	—	1,233,000

Balance — July 9, 2014 (Successor)	$603	$1,232,397	$—	$—	$1,233,000	$279,069	$1,512,069

Net loss				(18,290)	(18,290)	(4,272)	(22,562)

Unrealized loss on investments			(13,341)		(13,341)	—	(13,341)

Issuance of 1,110,600 shares of nonvested stock	11	(11)			—	—	—

Nonvested stock amortization		7,054			7,054	818	7,872

Cash dividends paid by Baltic Trading Limited		(1)			(1)	(511)	(512)

Balance — September 30, 2014 (Successor)	$614	$1,239,439	$(13,341)	$(18,290)	$1,208,422	$275,104	$1,483,526

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows

(U.S. Dollars in Thousands)

(Unaudited)

	Successor		Predecessor
	For the Nine Months Ended September 30, 2015	Period from July 9 to September 30, 2014	Period from January 1 to July 9, 2014 (restated)
Cash flows from operating activities:
Net loss	$(204,868)	$(22,562)	$(1,013,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash reorganization items and fresh-start reporting adjustments, net	—	—	880,408
Depreciation and amortization	58,933	17,356	75,952
Amortization of deferred financing costs	1,688	384	4,461
Amortization of time charters acquired	—	434	(68)
Amortization of discount on Convertible Senior Notes	—	—	1,592
Interest expense related to the de-designation of the interest rate swap	—	—	1,048
Amortization of nonvested stock compensation expense	36,673	7,872	4,352
Impairment of vessel assets	35,396	—	—
Loss on disposal of vessels	900	—	—
Impairment of investment	32,536	—	—
Realized loss on sale of investment	662	—	—
Change in assets and liabilities:
Decrease (increase) in due from charterers	600	(2,400)	1,047
(Increase) decrease in prepaid expenses and other current assets	(89)	5,519	(11,735)
Increase (decrease) in accounts payable and accrued expenses	8,266	(27,998)	32,534
Decrease in deferred revenue	(381)	(104)	(600)
Increase in lease obligations	579	186	195
Deferred drydock costs incurred	(10,288)	(2,977)	(9,253)

Net cash used in operating activities	(39,393)	(24,290)	(33,317)

Cash flows from investing activities:
Purchase of vessels, including deposits	(46,129)	(918)	(29,995)
Purchase of other fixed assets	(586)	(30)	(415)
Sale of AFS securities	688	—	—
Changes in deposits of restricted cash	19,630	125	(125)

Net cash used in investing activities	(26,397)	(823)	(30,535)

Cash flows from financing activities:
Repayments on the $100 Million Term Loan Facility	(5,769)	(1,923)	(3,846)
Repayments on the $253 Million Term Loan Facility	(16,875)	—	(10,150)
Proceeds from the 2015 Revolving Credit Facility	35,000	—	—
Repayments on the $44 Million Term Loan Facility	(2,063)	(688)	(1,375)
Proceeds from the $148 Million Credit Facility	131,500	—	—
Repayments on the $148 Million Credit Facility	(4,894)	—	—
Repayments on the 2010 Credit Facility	(102,250)	—	—
Repayments on the $22 Million Term Loan Facility	(1,125)	(375)	(750)
Repayments on the 2014 Term Loan Facilities	(1,381)	—	—
Payment of dividend by subsidiary	—	(512)	(2,046)
Cash settlement of non-accredited Note holders	(748)	(375)	—
Proceeds from Rights Offering	—	—	100,000
Payment of common stock issuance costs by subsidiary	—	—	(111)
Payment of deferred financing costs	(4,541)	(471)	(4,515)

Net cash provided by (used in) financing activities	26,854	(4,344)	77,207

Net (decrease) increase in cash and cash equivalents	(38,936)	(29,457)	13,355

Cash and cash equivalents at beginning of period	83,414	136,077	122,722
Cash and cash equivalents at end of period	$44,478	$106,620	$136,077

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”), its wholly-owned subsidiaries, and its wholly-owned indirect subsidiary, Baltic Trading Limited (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands and as of September 30, 2015, is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; and the ship-owning subsidiaries as set forth below.  As of September 30, 2015, Genco Ship Management LLC is the sole owner of all of the outstanding shares of Genco Management (USA) Limited.

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

Merger Agreement with Baltic Trading

On April 7, 2015, the Company entered into a definitive merger agreement with Baltic Trading under which the Company acquired Baltic Trading in a stock-for-stock transaction (the “Merger”).  Under the terms of the agreement, Baltic Trading became an indirect wholly-owned subsidiary of the Company, and Baltic Trading shareholders (other than the Company and its subsidiaries) received 0.216 shares of the Company’s common stock for each share of Baltic Trading’s common stock they owned at closing, with fractional shares settled in cash.  Upon consummation of the transaction on July 17, 2015, the Company’s shareholders owned approximately 84.5% of the combined company, and former Baltic Trading’s shareholders (other than the Company and its subsidiaries) owned approximately 15.5% of the combined company.  Shares of Baltic Trading’s Class B stock (all of which were owned by the Company) were canceled in the Merger.  The Company’s common stock began trading on the New York Stock Exchange after consummation of the transaction on July 20, 2015.The Boards of Directors of both the Company and Baltic Trading established independent special committees to review the transaction and negotiate the terms on behalf of their respective companies.  Both independent special committees unanimously approved the transaction.  The Boards of Directors of both companies approved the Merger by unanimous vote of directors present and voting, with Peter C. Georgiopoulos, Chairman of the Board of each company, recused for the vote.  The Merger was approved on July 17, 2015 at the 2015 Annual Meeting of Shareholders (the “Annual Meeting”).

Prior to the completion of the Merger, the Company prepared its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and consolidated the operations of Baltic Trading. The Baltic Trading common shares that the Company acquired in the Merger were previously recognized as a noncontrolling interest in the condensed consolidated financial statements of the Company. Under U.S. GAAP, changes in a parent’s ownership interest in a subsidiary that do not result in the parent losing control of the subsidiary are considered equity transactions (i.e. transactions with owners in their capacity as owners) with any difference between the amount by which the noncontrolling interest is adjusted and the fair value of the consideration paid attributed to the equity of the parent. Accordingly, any difference between the fair value of the Company’s common shares issued in exchange for Baltic Trading common shares pursuant to the Merger is reflected as an adjustment to the equity in the Company. No gain or loss has been recognized in the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss) upon completion of the transaction.

Acquisition of Baltic Lion and Baltic Tiger

Additionally, on April 7, 2015, the Company entered into an agreement under which the Company acquired all of the shares of two single-purpose vessel owning entities that were wholly owned by Baltic Trading, each of which owns one Capesize drybulk vessel, specifically the Baltic Lion and Baltic Tiger, for an aggregate purchase price of $68,500, subject to reduction for $40,563 of outstanding first-mortgage debt of such single-purpose entities that is to be guaranteed by the Company.  For further details, refer to the “Impairment of vessel assets” Section in Note 2 — Summary of Significant Accounting Policies.  These transactions, which closed on April 8, 2015, were accounted for pursuant to accounting guidance under ASC 805, “Business Combinations”, for transactions amongst entities under common control.  Accordingly, the difference between the cash paid to Baltic Trading and the Company’s carrying value of the Baltic Lion and Baltic Tiger as of the closing date of $590 is reflected as an adjustment to Additional paid-in capital in the Condensed Consolidated Statements of Equity during the nine months ended September 30, 2015.  The independent special committees of both companies’ Boards of Directors reviewed and approved these transactions.

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

(a)         Debt Discharge and Equity Issuance — This column reflects the following adjustments pursuant to the Plan:

1.              Items comprising the net gain on settlement of liabilities subject to compromise in exchange for equity issuance — see Note 18.

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

•                  The pay down on the Effective Date of $1,923 and $5,075 for the $100 Million Term Loan Facility and $253 Million Term Loan Facility, respectively, which were due on the Effective Date as they were not paid during the pendency of the Chapter 11 Cases.

•                  The payment of deferred financing fees of $3,490 for the Amended and Restated $100 Million and $253 Million Term Loan Facilities.

3.                    The reclassification to retained (deficit) earnings of $34,931 related to the gain associated with the Company’s investments.

4.              The reclassification of $900 of initial equity to accounts payable that represents the estimated amount of the notes discharged that will be paid in cash to non-accredited investors.

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

		Total
Reorganization Value
Value of shares issued to pre-petition claimants	$1,133,000
Proceeds of rights offering	100,000	$1,233,000
Estimated fair value of debt
Current portion of long-term debt	32,242
Long term debt	375,789	408,031
Estimated fair value of non-debt liabilities
Deferred revenue	997
Accounts payable and accrued expenses	65,725	66,722

Noncontrolling interest		279,069

Reorganization value of assets		1,986,822

Estimated fair value of assets (excluding goodwill) (a)		(1,820,755)

Reorganization value of assets in excess of fair value — goodwill (b)		$166,067

(a)                    Estimated fair value of assets (excluding goodwill) consists of:

Total current assets	$190,455
Vessels, net	1,538,849
Deposits on vessels	30,975
Deferred drydock, net	188
Deferred financing costs, net	7,060
Fixed assets, net	610
Other noncurrent assets	514
Restricted cash	300
Investments	51,804
Total assets excluding goodwill	$1,820,755

(b)                     The goodwill recognized by the Predecessor Company during the period from January 1 to July 9, 2014 was subsequently deemed impaired during the three months ended December 31, 2014.

•                  The total reduction of $53,367 in noncontrolling interest is due to the adjustment of the fair value of the noncontrolling interest derived from the Baltic Trading asset revaluation and goodwill described above and an additional revaluation adjustment of $3,034. The revalued noncontrolling interest was determined based on a relative fair value allocation of Baltic Trading’s estimated equity value as July 8, 2014, which multiplied the percentage of Baltic Trading’s equity ownership attributable to non-controlling interests by the estimated equity value of Baltic Trading as of such date. The estimated equity value of Baltic Trading as of such date was determined by multiplying the closing price of Baltic Trading’s publicly traded common stock by the total number of shares of Baltic Trading’s common stock and Class B stock outstanding on July 8, 2014.

Other General Information

Baltic Trading was a wholly-owned indirect subsidiary of GS&T until Baltic Trading completed its initial public offering, or IPO, on March 15, 2010.  As of December 31, 2014, Genco Investments LLC owned 6,356,471 shares of Baltic Trading’s Class B Stock, which represented a 10.85% ownership interest in Baltic Trading and 64.60% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  As a result of the Merger, Baltic Trading once again became a wholly-owned indirect subsidiary of GS&T.

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of September 30, 2015:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date	Year Built

Genco Reliance Limited	Genco Reliance	29,952	12/6/04	1999
Genco Vigour Limited	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05	1997
Genco Muse Limited	Genco Muse	48,913	10/14/05	2001
Genco Acheron Limited	Genco Acheron	72,495	11/7/06	1999
Genco Surprise Limited	Genco Surprise	72,495	11/17/06	1998
Genco Augustus Limited	Genco Augustus	180,151	8/17/07	2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07	2007
Genco London Limited	Genco London	177,833	9/28/07	2007
Genco Titus Limited	Genco Titus	177,729	11/15/07	2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07	2003
Genco Charger Limited	Genco Charger	28,398	12/14/07	2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07	2005
Genco Predator Limited	Genco Predator	55,407	12/20/07	2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07	2007
Genco Champion Limited	Genco Champion	28,445	1/2/08	2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08	2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08	2007
Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08	2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08	2007
Genco Hadrian Limited	Genco Hadrian	169,694	12/29/08	2008
Genco Commodus Limited	Genco Commodus	169,025	7/22/09	2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09	2009
Genco Claudius Limited	Genco Claudius	169,025	12/30/09	2010
Genco Bay Limited	Genco Bay	34,296	8/24/10	2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10	2010
Genco Avra Limited	Genco Avra	34,391	5/12/11	2011
Genco Mare Limited	Genco Mare	34,428	7/20/11	2011
Genco Spirit Limited	Genco Spirit	34,432	11/10/11	2011
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10	2009
Genco Ardennes Limited	Genco Ardennes	57,981	8/31/10	2009
Genco Auvergne Limited	Genco Auvergne	57,981	8/16/10	2009
Genco Bourgogne Limited	Genco Bourgogne	57,981	8/24/10	2010
Genco Brittany Limited	Genco Brittany	57,981	9/23/10	2010
Genco Languedoc Limited	Genco Languedoc	57,981	9/29/10	2010
Genco Loire Limited	Genco Loire	53,416	8/4/10	2009
Genco Lorraine Limited	Genco Lorraine	53,416	7/29/10	2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10	2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10	2005
Genco Provence Limited	Genco Provence	55,317	8/23/10	2004
Genco Pyrenees Limited	Genco Pyrenees	57,981	8/10/10	2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11	2011
Baltic Lion Limited	Baltic Lion	179,185	4/8/15 (1)	2012
Baltic Tiger Limited	Genco Tiger	179,185	4/8/15 (1)	2011
Baltic Leopard Limited	Baltic Leopard	53,447	4/8/10 (2)	2009
Baltic Panther Limited	Baltic Panther	53,351	4/29/10 (2)	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10 (2)	2009

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date	Year Built

Baltic Jaguar Limited	Baltic Jaguar	53,474	5/14/10 (2)	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10 (2)	2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10 (2)	2010
Baltic Wind Limited	Baltic Wind	34,409	8/4/10 (2)	2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10 (2)	2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10 (2)	2010
Baltic Fox Limited	Baltic Fox	31,883	9/6/13 (2)	2010
Baltic Hare Limited	Baltic Hare	31,887	9/5/13 (2)	2009
Baltic Hornet Limited	Baltic Hornet	63,574	10/29/14 (2)	2014
Baltic Wasp Limited	Baltic Wasp	63,389	1/2/15 (2)	2015
Baltic Scorpion Limited	Baltic Scorpion	63,462	8/6/15 (2)	2015
Baltic Mantis Limited	Baltic Mantis	63,470	10/9/15 (2)	2015

(1)         The delivery date for these vessels represents the date that the vessel was purchased from Baltic Trading.

(2)         The delivery date for these vessels represents the date that Baltic Trading purchased the vessel.

The Company provides technical services for drybulk vessels purchased by Maritime Equity Partners LLC (“MEP”).  Peter C. Georgiopoulos, Chairman of the Board of Directors of GS&T, controls and has a minority interest in MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and were provided for an initial term of one year.  MEP has the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee upon a change in control of the Company.  The Company may terminate provision of the services at any time on 60 days’ notice.  On September 30, 2015, under the oversight of an independent committee of our Board of Directors, Genco Management (USA) Limited and MEP entered into certain agreements under which MEP paid $1,000 of the amount of service fees in arrears, a schedule was agreed for payment of the remaining amount in arrears, and the daily service fee was reduced from $750 to $650 per day effective on October 1, 2015. Refer to Note 7 — Related Party Transactions for amounts due from MEP as of September 30, 2015.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which include the accounts of GS&T, Baltic Trading and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, as amended (the “2014 10-K”).  The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2015.

Segment reporting

The Company reports financial information and evaluates its operations by charter revenues and not by the length of ship employment for its customers, i.e., spot or time charters.  Each of the Company’s vessels serve the same type of customer, have similar operations and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on this, the Company has determined that it operates in one reportable segment, after the effective date of the Merger on July 17, 2015, which is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.  Prior to the Merger, the Company had two reportable operating segments, GS&T and Baltic Trading.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the Successor Company for the three and nine months ended September 30, 2015 and the period from July 9 to September 30, 2014 was $19,172, $56,869 and $17,221, respectively.  Depreciation expense for vessels for the Predecessor Company for the period from July 1 to July 9, 2014 and from January 1 to July 9, 2014 was $3,039 and $71,756, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt).  Effective July 9, 2014, the Company increased the estimated scrap value of the vessels from $245 per lwt to $310 per lwt prospectively based on the 15-year average scrap value of steel.  During the three and nine months ended September 30, 2015, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $805 and $2,388, respectively. The decrease in depreciation expense does not take into effect the revaluation of the vessel assets due to fresh-start reporting.  During the period from July 9 to September 30, 2014, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $735 for the Successor Company.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of September 30, 2015 and December 31, 2014, the Successor Company had an accrual of $505 and $662, respectively, related to these estimated customer claims.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. These differences in bunkers resulted in a net loss (gain) of $2,394, $5,054 and ($36) during the three and nine months ended September 30, 2015 and the period from July 9 to September 30, 2014, respectively, for the Successor Company.  During the period from July 1 to July 9, 2014 and from January 1 to July 9, 2014, the Predecessor Company recorded a net gain of ($3) and ($252), respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement, as well as any adjustments to record fuel inventory at the lower of cost or market at the balance sheet date.

Impairment of vessel assets

During the three and nine months ended September 30, 2015, the Successor Company recorded $0 and $35,396, respectively, related to the impairment of vessel assets in accordance with ASC 360 — “Property, Plant and Equipment” (“ASC 360”).  At March 31, 2015, the Company determined that the sale of the Baltic Lion and Baltic Tiger was more likely than not based on Baltic Trading’s expressed consideration to divest of those vessels.  Therefore, the time utilized to determine the recoverability of the carrying value of the vessel assets was significantly reduced, and after determining that the sum of the estimated undiscounted future cash flows attributable to the Baltic Lion and Baltic Tiger would not exceed the carrying value of the respective vessels, the Company reduced the carrying value of each vessel to its estimated fair value, which was determined primarily based on appraisals and third-party broker quotes.  On April 8, 2015, the Baltic Lion and Baltic Tiger entities were sold to GS&T.  Refer to Note 1 — General Information for details pertaining to the sale of these entities.

Loss on disposal of vessels

During the three and nine months ended September 30, 2015, the Successor Company recorded $0 and $1,210, respectively, related to the loss on sale of vessels related to the sale of the Baltic Lion and Baltic Tiger entities to GS&T from Baltic Trading on April 8, 2015.

Noncontrolling interest

Net loss attributable to noncontrolling interest during the three and nine months ended September 30, 2015 and the period from July 9 to September 30, 2014 for the Successor Company was $7,178, $59,471 and $4,272.  Net loss attributable to noncontrolling interest during the period from July 1 to July 9, 2014 and January 1 to July 9, 2014 was $53,935 and $62,101, respectively.  The aforementioned amounts reflect the noncontrolling interest’s share of the net loss of the Company’s subsidiary, Baltic Trading, prior to the Merger on July 17, 2015, which owned and employed drybulk vessels in the spot market, in vessel pools or on spot market-related time charters.  The spot market represents immediate chartering of a vessel, usually for single voyages.  At December 31, 2014, the noncontrolling interest held an 89.15% economic interest in Baltic Trading while only holding 35.40% of the voting power.

Investments

The Company holds an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”) and in Korea Line Corporation (“KLC”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  The investments in Jinhui and KLC have been designated as Available For Sale (“AFS”) and are reported at fair value, with unrealized gains and losses recorded in equity as a component of accumulated other comprehensive income (loss) (“AOCI”).  The Company classifies the investments as current or noncurrent assets based on the Company’s intent to hold the investments at each reporting date.

Investments are reviewed quarterly to identify possible other-than-temporary impairment in accordance with ASC Subtopic 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”).  When evaluating its investments, the Company reviews factors such as the length of time and extent to which fair value has been below the cost basis, the financial condition of the issuer, the underlying net asset value of the issuer’s assets and liabilities, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.  Should the decline in the value of any investment be deemed to be other-than-temporary, the investment basis would be written down to fair market value, and the write-down would be recorded to earnings as a loss.  Refer to Note 5 — Investments.

Income taxes

Pursuant to certain agreements, GS&T technically and commercially managed vessels for Baltic Trading until the Merger, as well as provides technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are performed by Genco Management (USA) Limited (“Genco (USA)”), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Genco (USA) has entered into a cost-sharing agreement with the Company and Genco Ship Management LLC, collectively Manco, pursuant to which Genco (USA) agrees to reimburse Manco for the costs incurred by Genco (USA) for the use of Manco’s personnel and services in connection with the provision of the services for both Baltic Trading and MEP’s vessels.

Total revenue earned by the Successor Company for these services during the three and nine months ended September 30, 2015 was $1,012 and $5,692, respectively, of which $184 and $3,235, respectively, eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $593 associated with these activities for the three months ended September 30, 2015.  This resulted in estimated tax expense of $269 for the three months ended September 30, 2015. After allocation of certain expense, there was taxable income of $3,323 associated with these activities for the nine months ended September 30, 2015.  This resulted in estimated income tax expense of $1,499 for the nine months ended September 30, 2015.

Total revenue earned by the Successor Company for these services during the period from July 9 to September 30, 2014 was $1,692, of which $936 eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $847 associated with these activities for the period from July 9 to September 30, 2014.  This resulted in estimated tax expense of $381 for the period from July 9 to September 30, 2014.

Total revenue earned by the Predecessor Company for these services during the period from July 1 to July 9, 2014 and January 1 to July 9, 2014 was $160 and $3,857, respectively, of which $89 and $2,156, respectively, were eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $73 associated with these activities for the period from July 1 to July 9, 2014.  This resulted in estimated tax expense of $36 for the period from July 1 to July 9, 2014.  After allocation of certain expenses, there was taxable income of $1,723 associated with these activities for the period from January 1 to July 9, 2014.  This resulted in income tax expense of $776 for the period from January 1 to July 9, 2014.

Baltic Trading is subject to income tax on its United States source income.  During the three and nine months ended September 30, 2015, Baltic Trading had United States operations that resulted in United States source income of $583 and $1,348, respectively, as recorded by the Successor Company.  Baltic Trading’s estimated United States income tax expense for the three and nine months ended September 30, 2015 was $23 and $54, respectively, as recorded by the Successor Company.

During the period from July 9 to September 30, 2014, Baltic Trading had United States operations that resulted in United States source income of $294 as recorded by the Successor Company.  Baltic Trading’s estimated United States income tax expense for the period from July 9 to September 30, 2014 was $12 as recorded by the Successor Company.

Baltic Trading is subject to income tax on its United States source income.  During the period from July 1 to July 9, 2014 and January 1 to July 9, 2014, Baltic Trading had United States operations that resulted in United States source income of $51 and $965, respectively, as recorded by the Predecessor Company.  Baltic Trading’s estimated United States income tax expense for the period from July 1 to July 9, 2014 and January 1 to July 9, 2014 was $2 and $39, respectively, as recorded by the Predecessor Company.

Recent accounting pronouncements

In August 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-15 (“ASU 2015-15”), which amends presentation and disclosure requirements outlined in ASU 2015-03, “Interest-Imputation of Interest (ASC Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”) by clarifying guidance for debt issuance costs related to line of credit arrangements by acknowledging the statement by SEC staff that it would not object to presentation of debt issuance costs related to a line of credit arrangement as an asset, and amortizing them ratably over the term of the line of credit arrangement, regardless of whether there were any borrowings outstanding under the agreement. Issued in April 2015, ASU 2015-03 required debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact of this adoption on its condensed consolidated financial statements.

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

3 - CASH FLOW INFORMATION

For the nine months ended September 30, 2015, the Successor Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $363 for the Purchase of vessels, including deposits and $49 for the Purchase of other fixed assets.  Additionally, for the nine months ended September 30, 2015, the Successor Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $14 associated with the Payment of deferred financing fees. Lastly, for the nine months ended September 30, 2015, the Successor Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $82 associated with the Cash settlement of non-accredited Note holders.  During the nine months ended September 30, 2015, the Successor Company increased the estimated amount of non-accredited holders of the Convertible Senior Notes, which was discharged on the Effective Date, that are expected to be settled in cash versus settled with common shares.

Professional fees and trustee fees in the amount of $1,006 were recognized by the Successor Company in Reorganization items, net for the nine months ended September 30, 2015 (refer to Note 18).  During this period, $1,162 of professional fees and trustee fees were paid through September 30, 2015 and $157 is included in Accounts payable and accrued expenses as of September 30, 2015.

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

Of the $35,232 of professional fees and trustee fees recognized in Reorganization items, net for the period from January 1 to July 9, 2014 by the Predecessor Company (refer to Note 18), $2,703 was paid through July 9, 2014 and $32,529 is included in Accounts payable and accrued expenses as of July 9, 2014.

For the period from July 9 to September 30, 2014, the Successor Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $34 for the Purchase of vessels, including deposits and $92 for the Purchase of other fixed assets.

Professional fees and trustee fees in the amount of $1,167 were recognized in Reorganization items, net for the period from July 9 to September 30, 2014 by the Successor Company (refer to Note 18).  During this period, $24,740 of professional fees and trustee fees were paid through September 30, 2014 and $8,955 is included in Accounts payable and accrued expenses as of September 30, 2014.

During the nine months ended September 30, 2015, the Successor Company made a reclassification of $19,043 from Deposits on vessels to Vessels, net of accumulated depreciation, due to the completion of the purchase of Baltic Wasp and Baltic Scorpion. No such reclassifications were made by the Successor and Predecessor Company during the period from July 9 to September 30, 2014 and the period from January 1 to July 9, 2014, respectively.

During the period from January 1 to July 9, 2014, the Predecessor Company made a reclassification of $984 from Fixed assets, net of accumulated depreciation, to Vessels, net of accumulated depreciation, for items that should be capitalized and depreciated over the remaining life of the respective vessels.

During the nine months ended September 30, 2015 and the period from July 9 to September 30, 2014, cash paid for interest by the Successor Company, net of amounts capitalized, was $11,543 and $1,219, respectively.  During the period from January 1 to July 9, 2014, cash paid by the Predecessor Company for interest, net of amounts capitalized, and including bond coupon interest paid, June 30, 2014, was $40,209.

During the nine months ended September 30, 2015 and the period from July 9 to September 30, 2014, cash paid by the Successor Company for estimated income taxes was $1,369 and $320, respectively.  During the period from January 1 to July 9, 2014, cash paid by the Predecessor Company for estimated income taxes was $1,495.

On July 13, 2015 and July 29, 2015, the Company issued 16,188 and 58,215 restricted stock units, respectively, to certain members of the Board of Directors.  The aggregate fair value of these restricted stock units was $113 and $416, respectively, and 16,188 shares vested on July 17, 2015.  Refer to Note 20 — Stock-Based Compensation for further details.

On August 7, 2014, the Company made grants of nonvested common stock pursuant to the Genco Shipping & Trading Limited 2014 Management Incentive Plan (the “MIP”) as approved by the Plan in the amount of 1,110,600 shares to the participating officers, directors and other management of the Successor Company.  The aggregate fair value of such nonvested stock was $22,212.  Additionally, on August 7, 2014, the Company issued 8,557,461 MIP Warrants to the participating officers, directors and other management of the Successor Company.  The aggregate fair value of these awards upon emergence from bankruptcy was $54,436.

On April 9, 2014, Baltic Trading made grants of nonvested common stock in the amount 36,345 shares to directors of Baltic Trading.  The aggregate fair value of such nonvested stock was $225.  On July 17, 2015, the date of Baltic Trading’s 2015 Annual Meeting of Shareholders, these shares vested automatically and received the same consideration in the Merger as holders of Baltic Trading’s common stock, refer to Note 1 — General Information for further information.

4 - VESSEL ACQUISITIONS

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate.  Baltic Trading agreed to purchase two such vessels, which have been renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which Baltic Trading exercised on January 8, 2014. These vessels were renamed the Baltic Mantis and the Baltic Scorpion. The first of these vessels, the Baltic Hornet, was delivered to Baltic Trading on October 29, 2014.  The Baltic Wasp was delivered to Baltic Trading on January 2, 2015.  The Baltic Scorpion and the Baltic Mantis were delivered to the Company on August 6, 2015 and October 9, 2015, respectively.  As of September 30, 2015 and December 31, 2014, deposits on vessels were $10,183 and $25,593, respectively.  The Company has used a combination of cash on hand, cash flow from operations as well as debt, including the $148 Million Credit Facility and 2014 Term Loan Facility as described in Note 8 — Debt, to fully finance the acquisition of these Ultramax newbuilding drybulk vessels.  On December 30, 2014, Baltic Trading paid $19,645 for the final payment due for the Baltic Wasp which was classified as noncurrent Restricted Cash in the Condensed Consolidated Balance Sheets as of December 31, 2014 as the payment was held in an escrow account and was released to the seller when the vessel was delivered to Baltic Trading on January 2, 2015.

Refer to Note 1 — General Information for a listing of the delivery dates for the vessels in the Company’s fleet.

Below market time charters, including those acquired during previous periods, were amortized as an increase to voyage revenue by the Predecessor Company in the amount of $2 and $68 during the period from July 1 to July 9, 2014 and January 1 to July

9, 2014, respectively.  The remaining unamortized fair market value of Time charters acquired at December 31, 2014 was $0.  As part of fresh-start reporting, the remaining liability for below market time charters was written-off during the re-valuation of our liabilities.

Additionally, as part of fresh-start accounting, an asset for above market time charters was recorded in Time charters acquired in the amount of $450 for the Genco Bourgogne, Genco Muse and Genco Spirit.  These above market time charters were amortized as a decrease to voyage revenue by the Successor Company in the amount of $434 during the period from July 9 to September 30, 2014.  There was no amortization recorded by the Successor Company during the three and nine months ended September 30, 2015.

Capitalized interest expense associated with the newbuilding contracts entered into by Baltic Trading recorded by the Successor Company for the three and nine months ended September 30, 2015 and the period from July 9 to September 30, 2014 was $100, $363 and $208, respectively.  Capitalized interest expense associated with the newbuilding contracts entered into by Baltic Trading recorded by the Predecessor Company for the periods from July 1 to July 9, 2014 and January 1 to July 9, 2014 was $20 and $295, respectively.

5 - INVESTMENTS

The Company holds an investment in the capital stock of Jinhui and the stock of KLC.  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company that operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  These investments are designated as AFS and are reported at fair value, with unrealized gains and losses recorded in equity as a component of AOCI.  At September 30, 2015 and December 31, 2014, the Company held 15,908,574 and 16,335,100 shares of Jinhui capital stock, respectively, which is recorded at its fair value of $17,841 and $26,414, respectively, based on the last closing price during each respective quarter on September 30, 2015 and December 30, 2014, respectively.  At September 30, 2015 and December 31, 2014, the Company held 3,355 shares of KLC stock which is recorded at its fair value of $59 and $72, respectively, based on the last closing price during each respective quarter on September 30, 2015 and December 30, 2014.

The Company reviewed the investment in Jinhui for indicators of other-than-temporary impairment in accordance with ASC 320-10.  Based on the Company’s review, it has deemed the investment in Jinhui to be other-than-temporarily impaired as of September 30, 2015 due to the duration and severity of the decline in its market value versus its cost basis and the absence of the intent and ability to recover the initial carrying value of the investment.  As a result, during the three and nine months ended September 30, 2015, the Successor Company recorded a $32,536 impairment charge which has been recorded in Impairment of investments in our Condensed Consolidated Statement of Operations.  The Company will continue to review its investments in Jinhui and KLC for impairment on a quarterly basis.  There were no impairment charges recorded by the Successor Company during the period July 9 to September 30, 2014 or by the Predecessor Company during the period from July 1 to July 9, 2014 or January 1 to July 9, 2014.

The unrealized gain (losses) on the Jinhui capital stock and KLC stock are a component of AOCI since these investments are designated as AFS securities.  As part of fresh-start reporting, the Company revised its cost basis for its investments in Jinhui and KLC based on their fair values on the Effective Date.  As a result of the other-than-temporary impairment of the investment in Jinhui, the cost basis for the investment in Jinhui will be based on its fair value as of September 30, 2015.

Refer to Note 11 — Accumulated Other Comprehensive Income (Loss) for a breakdown of the components of AOCI, including the effects of the sale of Jinhui shares and the other-than-temporary impairment of the investment in Jinhui.

6 — NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the year. The computation of diluted net loss per share assumes the vesting of nonvested stock awards (refer to Note 20 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 798,615 nonvested shares outstanding at September 30, 2015 (refer to Note 20 — Stock-Based Compensation), all are anti-dilutive.  The Successor Company’s diluted net loss per share will also reflect the assumed conversion of the equity warrants issued on the Effective Date and MIP Warrants issued by the Successor Company (refer to Note 20 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method.  The Predecessor Company’s diluted net loss per share will also reflect the assumed conversion under the Predecessor Company’s convertible debt if the impact is dilutive under the “if converted” method. The impact of the shares convertible under the Predecessor Company’s convertible notes is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The components of the denominator for the calculation of basic net loss per share and diluted net loss per share are as follows:

	Successor		Predecessor
	Three Months Ended September 30, 2015	Period from July 9 to September 30, 2014	Period from July 1 to July 9, 2014

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	69,824,338	60,299,766	43,568,942

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	69,824,338	60,299,766	43,568,942

Dilutive effect of warrants	—	—

Dilutive effect of convertible notes	—	—	—

Dilutive effect of restricted stock awards	—	—	—

Weighted-average common shares outstanding, diluted	69,824,338	60,299,766	43,568,942

	Successor		Predecessor
	Nine Months Ended September 30, 2015	Period from July 9 to September 30, 2014	Period from January 1 to July 9, 2014

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	63,615,181	60,299,766	43,568,942

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	63,615,181	60,299,766	43,568,942

Dilutive effect of warrants	—	—

Dilutive effect of convertible notes	—	—	—

Dilutive effect of restricted stock awards	—	—	—

Weighted-average common shares outstanding, diluted	63,615,181	60,299,766	43,568,942

The following table sets forth a reconciliation of the net loss attributable to GS&T and the net loss attributable to GS&T for diluted net loss per share under the “if-converted” method:

	Successor		Predecessor
	Three Months Ended September 30, 2015	Period from July 9 to September 30, 2014	Period from July 1 to July 9, 2014 (restated)

Net loss attributable to GS&T	$(66,625)	$(18,290)	$(851,521)

Interest expense related to convertible notes, if dilutive	—	—	—

Net loss attributable to GS&T for the computation of diluted net loss per share	$(66,625)	$(18,290)	$(851,521)

	Successor		Predecessor
	Nine Months Ended September 30, 2015	Period from July 9 to September 30, 2014	Period from January 1 to July 9, 2014 (restated)

Net loss attributable to GS&T	$(145,397)	$(18,290)	$(951,149)

Interest expense related to convertible notes, if dilutive	—	—	—

Net loss attributable to GS&T for the computation of diluted net loss per share	$(145,397)	$(18,290)	$(951,149)

7 - RELATED PARTY TRANSACTIONS

The following represent related party transactions reflected in these condensed consolidated financial statements:

Until December 31, 2014, the Company made available employees performing internal audit services to Gener8 Maritime, Inc., formerly General Maritime Corporation (“Gener8”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.  During the period from July 9 to September 30, 2014, the Successor Company invoiced $9 to Gener8 and for the period from January 1 to July 9, 2014, the Predecessor Company invoiced $72 to Gener8. The amounts billed to Gener8 include time associated with such internal audit services and other expenditures.  Additionally, during the nine months ended September 30, 2015 and during the period from July 9 to September 30, 2014, the Successor Company incurred travel and other office related expenditures totaling $76 and $22, respectively, reimbursable to Gener8 or its service provider.  For the period from January 1 to July 9, 2014, the Predecessor Company incurred travel and other office related expenditures totaling $49.  At September 30, 2015 and December 31, 2014, the amount due to Gener8 from the Company was $8 and $41, respectively.

During the nine months ended September 30, 2015 and the period from July 9 to September 30, 2014, the Successor Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $18 and $2, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  Additionally, during the period from January 1 to July 9, 2014, the Predecessor Company incurred legal services aggregating $3 from Constantine Georgiopoulos.  At September 30, 2015 and December 31, 2014, the amount due to Constantine Georgiopoulos was $11 and $9, respectively.

The Company has entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in their fleets.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is Chairman of the Board of Aegean.  During the nine months ended September 30, 2015 and the period from July 9 to September 30, 2014, Aegean supplied lubricating oils to the Successor Company’s vessels aggregating $1,330 and $419, respectively.  Additionally, during the nine months ended September 30, 2015, Aegean supplied fuel to the Successor Company’s vessels aggregating $73.  Additionally, during the period from January 1 to July 9, 2014, Aegean supplied lubricating oils to the Predecessor Company’s vessels aggregating $1,087.  At September 30, 2015 and December 31, 2014, $604 and $267 remained outstanding, respectively.

During the nine months ended September 30, 2015 and the period from July 9 to September 30, 2014, the Successor Company invoiced MEP for technical services provided and expenses paid on MEP’s behalf aggregating $2,508 and $766, respectively.  During the period from January 1 to July 9, 2014, the Predecessor Company invoiced MEP for technical services provided and expense paid on MEP’s behalf aggregating $1,743.  Peter C. Georgiopoulos, Chairman of the Board, controls and has a minority interest in MEP.  At September 30, 2015 and December 31, 2014, $1,222 and $10, respectively, was due to the Company from MEP.  Total service revenue earned by the Successor Company for technical service provided to MEP for the nine months ended September 30, 2015 and the period from July 9 to September 30, 2014 was $2,457 and $756, respectively.  Total service revenue earned by the Predecessor Company for technical service provided to MEP for the period from January 1 to July 9, 2014 was $1,701.

8 - DEBT

Long-term debt consists of the following:

	Successor	Successor
	September 30, 2015	December 31, 2014

$100 Million Term Loan Facility	$62,023	$67,792
$253 Million Term Loan Facility	148,693	165,568
$44 Million Term Loan Facility	39,187	41,250
2015 Revolving Credit Facility	35,000	—
2010 Credit Facility	—	102,250
$148 Million Credit Facility	126,606	—
$22 Million Term Loan Facility	19,000	20,125
2014 Term Loan Facilities	31,769	33,150
Less: Current portion	(44,242)	(34,324)
Long-term debt	$418,036	$395,811

$98 Million Credit Facility

On November 4, 2015, thirteen of the Company’s wholly-owned subsidiaries entered into a Facility Agreement, by and among such subsidiaries as borrowers (collectively, the “Borrowers”); Genco Holdings Limited, a newly formed direct subsidiary of Genco of which the Borrowers are direct subsidiaries (“Holdco”); certain funds managed or advised by Hayfin Capital Management, Breakwater Capital Ltd, or their nominee, as lenders; and Hayfin Services LLP, as agent and security agent (the “$98 Million Credit Facility”).

The Borrowers borrowed the maximum available amount of $98,271 under the facility on November 10, 2015.

Borrowings under the facility are available for working capital purposes.  The facility has a final maturity date of September 30, 2020, and the principal borrowed under the facility will bear interest at LIBOR for an interest period of three months plus a margin of 6.125% per annum.  The facility has no fixed amortization payments for the first two years and fixed amortization payments of $2,500 per quarter thereafter.  To the extent the value of the collateral under the facility is 182% or less of the loan amount outstanding, the Borrowers are to prepay the loan from earnings received from operation of the thirteen collateral vessels after deduction of the following amounts:  costs, fees, expenses, interest, and fixed principal repayments under the facility; operating expenses relating to the thirteen vessels; and the Borrowers’ pro rata share of general and administrative expenses based on the number of vessels they own.

The Facility Agreement requires the Borrowers and, in certain cases, the Company and Holdco to comply with a number of covenants substantially similar to those in the other credit facilities of Genco and its subsidiaries, including financial covenants related to maximum leverage, minimum consolidated net worth, minimum liquidity, and dividends; collateral maintenance requirements; and other customary covenants.  The Facility Agreement includes usual and customary events of default and remedies for facilities of this nature.

Borrowings under the facility are secured by first priority mortgage on the vessels owned by the Borrowers, namely the Genco Constantine, the Genco Augustus, the Genco London, the Genco Titus, the Genco Tiberius, the Genco Hadrian,  the Genco Knight, the Genco Beauty,  the Genco Vigour, the Genco Predator, the Genco Cavalier, the Genco Champion, and the Genco Charger, and related collateral.  Pursuant to the Facility Agreement and a separate Guarantee executed by the Company, the Company and Holdco are acting as guarantors of the obligations of the Borrowers and each other under the Facility Agreement and its related documentation.

Amendment and Consent Agreements Related to the Merger

On July 14, 2015, Baltic Trading and certain of its wholly owned subsidiaries entered into agreements (the “Amendment and Consent Agreements”) to amend, provide consents under, or waive certain provisions of the $22 Million Term Loan Facility (as defined below), 2014 Term Loan Facilities (as defined below) and the $148 Million Credit Facility (as defined below) (each a “Facility” and collectively the “Facilities”).  The Amendment and Consent Agreements implemented, among other things, the following:

•                  The existing covenants measuring collateral maintenance under the 2014 Term Loan Facilities were amended as follows: the minimum fair market value of vessels pledged as security (together with the value of any additional collateral) is required to be (i) for the period from June 30, 2015 up to and including December 30, 2015, 125% of the amount outstanding under such Facilities; (ii) for the period from December 31, 2015 up to and including March 30, 2016, 130% of such amount; and (iii) for the period from March 31, 2016 and thereafter, 135% of such amount.

•                  The existing covenant measuring collateral maintenance under the $22 Million Term Loan Facility was amended so that through and including the period ending June 30, 2016, the minimum fair market value of vessels mortgaged under such Facility is required to be 110% of the amount outstanding under such Facility.

•                  Under the $148 Million Credit Facility, the existing covenant measuring collateral maintenance was amended so that through and including the period ending December 31, 2015, the minimum fair market value of vessels mortgaged under such Facility is required to be 130% of the amount outstanding under such Facility and thereafter, 140% of such amount, except that for the period through and including the period ending December 31, 2015, such percentage was increased to 140% at the time of funding of the term loan for the Baltic Scorpion on August 3, 2015.

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

•                  Under the $148 Million Credit Facility, following consummation of the Merger on July 17, 2015, the amount of cash to be held by the administrative agent under such Facility (or otherwise remaining undrawn under certain working capital lines) for each collateral vessel mortgaged under such Facility, as required under the under the minimum liquidity covenant under such Facility, was amended to an amount of $750 per vessel.

•                  Following completion of the Merger on July 17, 2015, all corporate wide financial covenants of Baltic Trading are to be measured on a consolidated basis with the Company (the “Consolidated Covenant Amendments”).

•                  Waivers or consents under the Facilities to permit the delisting of Baltic Trading’s stock on the New York Stock Exchange (which constitutes a change of control under each such Facility) and the termination of the Management Agreement, dated as of March 15, 2010, by and between GS&T and Baltic Trading.

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

$100 Million Term Loan Facility

On August 12, 2010, the Company entered into the $100 Million Term Loan Facility. As of September 30, 2015, the Company has utilized its maximum borrowing capacity of $100,000. The Company has used the $100 Million Term Loan Facility to fund or refund the Company a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies.  As of September 30, 2015, there was no availability under the $100 Million Term Loan Facility.  At September 30, 2015 and December 31, 2014, the total outstanding debt balance was $62,023 and $67,792, respectively.

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

On the Effective Date, the Company entered into the Amended and Restated $100 Million Term Loan Facility and the Amended and Restated $253 Million Term Loan Facility.  The Amended and Restated Credit Facilities included, among other things:

•                  A pay down as of the Effective Date with respect to payments which became due under the prepetition credit facilities between the Petition Date and the Effective Date and were not paid during the pendency of the Chapter 11 Cases ($1,923 for the $100 Million Term Loan Facility and $5,075 for the $253 Million Term Loan Facility).

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

•                  The Company agreed to grant additional security for its obligation under the $253 Million Term Loan Facility.  Refer to the $253 Million Term Loan Facility section below for a description of the additional security granted for this facility.

Consenting lenders under the $100 Million Term Loan Facility and the $253 Million Term Loan Facility received an upfront fee of $165 and $350, respectively, related to the April 2015 Amendments.

As of September 30, 2015, the Company believes it is in compliance with all of the financial covenants under the Amended and Restated $100 Million Term Loan Facility, except for the 130% collateral maintenance test.  Following the procurement of updated valuations in August 2015, the actual collateral maintenance measurement by the Company was 126.2% at September 30, 2015, including the additional collateral as described below. Under the terms of the credit facility, the Company would need to remedy such shortfall within 30 days from the time it is requested by the agent.  The Company was not notified by the agent to take any remedial actions.  However, in October 2015, the Company added one of its unencumbered Handymax vessels, the Genco Prosperity, as additional collateral to cover the shortfall and satisfy the collateral maintenance test.  The next date that valuations under this credit facility will be required is on or around February 17, 2016.

Additionally, following the procurement of updated valuations in February 2015, the Company was not in compliance with the collateral maintenance test of a ratio of 130%. The collateral measurement was 122.4%, representing an approximate shortfall of $5,150.  Under the terms of the credit facility the Company would need to cover such shortfall within 30 days from the time it is notified by the agent.  The Company was not notified by the agent to take any remedial actions.  However, on April 24, 2015, the Company added one of its unencumbered Handysize vessels, the Genco Sugar, as additional collateral to cover the shortfall and satisfy the collateral maintenance test.

$253 Million Term Loan Facility

On August 20, 2010, the Company entered into the $253 Million Term Loan Facility.  As of September 30, 2015, the Company has utilized its maximum borrowing capacity of $253,000 to fund or refund to the Company a portion of the purchase price of the 13 vessels purchased from Bourbon SA during the third quarter of 2010 and first quarter of 2011.  As of September 30, 2015, there was no availability under the $253 Million Term Loan Facility.  At September 30, 2015 and December 31, 2014, the total outstanding debt balance was $148,693 and $165,568, respectively.

Pursuant to the amendment to the $253 Million Term Loan Facility that was entered into on December 21, 2011 and the August 2012 Agreements, the maximum leverage ratio covenant and the minimum permitted consolidated interest ratio covenant were waived for the periods ending on and including December 31, 2013.

As of September 30, 2015 and December 31, 2014, the Company has deposited $9,750 that has been reflected as Restricted cash.  Restricted cash will be released only if the underlying collateral is sold or disposed of.

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

As of September 30, 2015, the Company believes it is in compliance with all of the financial covenants under the Amended and Restated $253 Million Term Loan Facility.

As of June 30, 2015, the Company was not in compliance with the 135% collateral maintenance test.  The actual percentage measured by the Company was 129.2% at June 30, 2015, including the additional collateral as described below, and 133.5% on July 9, 2015 following the Company’s scheduled amortization payment of $5,075.  Under the terms of the credit facility, the Company would need to remedy such shortfall within 30 days from the time it is requested by the agent.  During July 2015, the Company added five of its unencumbered vessels, the Genco Thunder, the Genco Raptor, the Genco Challenger, the Genco Reliance and the Genco Explorer, as additional collateral under this facility. In order to maintain compliance with the collateral maintenance test, the Company was also in communication with the facility’s agent and prepaid $1,650 of the outstanding indebtedness on July 29, 2015, which the lenders have agreed will reduce the scheduled amortization payment of $5,075 that was due in October 2015.

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

On December 23, 2013, Baltic Tiger Limited and Baltic Lion Limited made drawdowns of $21,400 and $22,600 for the Baltic Tiger and Baltic Lion, respectively.  As of September 30, 2015, the Company has utilized its maximum borrowing capacity of $44,000, and there was no further availability.  At September 30, 2015 and December 31, 2014, the total outstanding debt balance was $39,187 and $41,250, respectively.

As of September 30, 2015, the Company believes it is in compliance with all of the financial covenants under the $44 Million Term Loan Facility.

On April 8, 2015, the Company acquired the entities owning the Baltic Lion and Baltic Tiger and succeeded Baltic Trading as the guarantor of the outstanding debt under the $44 Million Term Loan Facility.  Refer to Note 1 — General Information for further information regarding the sale of these entities to the Company.

2015 Revolving Credit Facility

On April 7, 2015, the Company’s wholly-owned subsidiaries, Genco Commodus Limited, Genco Maximus Limited, Genco Claudius Limited, Genco Hunter Limited and Genco Warrior Limited (collectively, the “Subsidiaries”) entered into a loan agreement by and among the Subsidiaries, as borrowers, ABN AMRO Capital USA LLC, as arranger, facility agent, security agent, and as lender, providing for a $59,500 revolving credit facility, with an uncommitted accordion feature that has since expired (the “2015 Revolving Credit Facility”).  On April 7, 2015, the Company entered into a guarantee of the obligations of the Subsidiaries under the 2015 Revolving Credit Facility, in favor of ABN AMRO Capital USA LLC.

Borrowings under the 2015 Revolving Credit Facility will be used for general corporate purposes including “working capital” (as defined in the 2015 Revolving Credit Facility) and to finance the purchase of drybulk vessels.  The 2015 Revolving Credit Facility has a maturity date of April 7, 2020.  Borrowings under the 2015 Revolving Credit Facility bear interest at LIBOR plus a margin based on a combination of utilization levels under the 2015 Revolving Credit Facility and a security maintenance cover ranging from 3.40% per annum to 4.25% per annum.  The commitment under the 2015 Revolving Credit Facility is subject to quarterly reductions of $1,641.  Borrowings under the 2015 Revolving Credit Facility are subject to 20 equal consecutive quarterly installment repayments commencing three months after the date of the loan agreement, or July 7, 2015.  A commitment fee of 1.5% per annum is payable on the undrawn amount of the maximum loan amount.

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

On April 8, 2015, the Company drew down $25,000 on the 2015 Revolving Credit Facility for working capital purposes and to partially fund the purchase of the Baltic Lion and Baltic Tiger from Baltic Trading.  Additionally, on July 10, 2015, the Company drew down $10,000 on the 2015 Revolving Credit Facility for working capital purposes.  At September 30, 2015 and December 31, 2014, the total outstanding debt balance was $35,000 and $0, respectively. On October 14, 2015, the Company drew down $21,218 on the 2015 Revolving Credit Facility for working capital purposes.

As of September 30, 2015, the Company believes it is in compliance with all of the financial covenants under the 2015 Revolving Credit Facility.

2010 Credit Facility

On April 16, 2010, Baltic Trading entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (as amended, the “2010 Credit Facility”).  An amendment to the 2010 Credit Facility was entered into by Baltic Trading effective November 30, 2010.  Among other things, this amendment increased the commitment amount of the 2010 Credit Facility from $100,000 to $150,000.  An additional amendment to the 2010 Credit Facility was entered into by Baltic Trading effective August 29, 2013 (the “August 2013 Amendment”).  Among other things, the August 2013 Amendment implements the following modifications to the 2010 Credit Facility:

•                  The requirement that certain additional vessels acquired by Baltic Trading be mortgaged as collateral under the 2010 Credit Facility was eliminated.

•                  Restrictions on the incurrence of indebtedness by Baltic Trading and its subsidiaries were amended to apply only to those subsidiaries acting as guarantors under the 2010 Credit Facility.

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

•                  Financial covenants corresponding to the liquidity and leverage under the $22 Million Term Loan Facility (as defined below) have been incorporated into the 2010 Credit Facility.

On December 31, 2014, Baltic Trading entered into the $148 Million Credit Facility, refer to “$148 Million Credit Facility” section below.  Borrowings under the $148 Million Credit Facility were used to refinance Baltic Trading’s indebtedness under the 2010 Credit Facility.  On January 7, 2015, Baltic Trading repaid the $102,250 outstanding under the 2010 Credit Facility with borrowings from the $148 Million Credit Facility.

$22 Million Term Loan Facility

On August 30, 2013, Baltic Hare Limited and Baltic Fox Limited, wholly-owned subsidiaries of Baltic Trading, entered into a secured loan agreement with DVB Bank SE for a term loan facility of up to $22,000 (the “$22 Million Term Loan Facility”).  Amounts borrowed and repaid under the $22 Million Term Loan Facility may not be reborrowed.  This facility has a maturity date of the sixth anniversary of the drawdown date for borrowings for the second vessel to be purchased, or September 4, 2019.  Borrowings under the $22 Million Term Loan Facility bear interest at the three-month LIBOR rate plus an applicable margin of 3.35% per annum. A commitment fee of 1.00% per annum is payable on the unused daily portion of the credit facility, which began accruing on August 30, 2013 and ended on September 4, 2013, the date which the entire $22,000 was borrowed.  Borrowings are to be repaid in 23 quarterly installments of $375 each commencing three months after the last vessel delivery date, or December 4, 2013, and a final payment of $13,375 due on the maturity date.

Borrowings under the $22 Million Term Loan Facility are secured by liens on Baltic Trading’s vessels purchased with borrowings under the facility, namely the Baltic Fox and the Baltic Hare, and other related assets.  Under a Guarantee and Indemnity entered into concurrently with the $22 Million Term Loan Facility, Baltic Trading agreed to guarantee the obligations of its subsidiaries under the $22 Million Term Loan Facility.

On September 4, 2013, Baltic Hare Limited and Baltic Fox Limited made drawdowns of $10,730 and $11,270 for the Baltic Hare and the Baltic Fox, respectively.  As of September 30, 2015, the Company has utilized its maximum borrowing capacity of $22,000, and there was no further availability.  At September 30, 2015 and December 31, 2014, the total outstanding debt balance was $19,000 and $20,125, respectively.

As of September 30, 2015 the Company believes it is in compliance with all of the financial covenants under the $22 Million Term Loan Facility.

Refer to “Amendment and Consent Agreements Related to the Merger” section above for discussion of the amendments, consents and waiver agreements entered into on July 14, 2015 by Baltic Trading related to the $22 Million Term Loan Facility.  Upon the completion of the Merger on July 17, 2015, the Company executed a guaranty of the obligations of the borrowers under the $22 Million Term Loan Facility.

2014 Term Loan Facilities

On October 8, 2014, Baltic Trading and its wholly-owned subsidiaries, Baltic Hornet Limited and Baltic Wasp Limited, each entered into a loan agreement and related documentation for a credit facility in a principal amount of up to $16,800 with ABN AMRO Capital USA LLC and its affiliates (the “2014 Term Loan Facilities”) to partially finance the newbuilding Ultramax vessel that each subsidiary is to acquire, namely the Baltic Hornet and Baltic Wasp, respectively.  Amounts borrowed under the 2014 Term Loan Facilities may not be reborrowed.  The 2014 Term Loan Facilities have a ten-year term, and the facility amount is to be the lowest of 60% of the delivered cost per vessel, $16,800 per vessel, and 60% of the fair market value of each vessel at delivery.  The 2014 Term Loan Facilities are insured by the China Export & Credit Insurance Corporation (Sinosure) in order to cover political and commercial risks for 95% of the outstanding principal plus interest, which will be recorded in deferred financing fees.  Borrowings under the 2014 Term Loan Facilities bear interest at the three or six-month LIBOR rate plus an applicable margin of 2.50% per annum.  Borrowings are to be repaid in 20 equal consecutive semi-annual installments of 1/24 of the facility amount plus a balloon payment of 1/6 of the facility amount at final maturity.  Principal repayments will commence six months after the actual delivery date for a vessel.

Borrowings under the 2014 Term Loan Facilities are to be secured by liens on the Baltic Trading’s vessels acquired with borrowings under these facilities, namely the Baltic Hornet and Baltic Wasp, and other related assets. Baltic Trading guarantees the obligations of the Baltic Hornet and Baltic Wasp under the 2014 Term Loan Facilities.

On October 24, 2014, Baltic Trading drew down $16,800 for the purchase of the Baltic Hornet, which was delivered on October 29, 2014.  Additionally, on December 30, 2014, Baltic Trading drew down $16,350 for the purchase of the Baltic Wasp, which was delivered on January 2, 2015.  As of September 30, 2015, the Company has utilized its maximum borrowing capacity, and there was no further availability.  At September 30, 2015 and December 31, 2014, the total outstanding debt balance was $31,769 and $33,150, respectively.

As of September 30, 2015, the Company believes it is in compliance with all of the financial covenants under the 2014 Term Loan Facilities.

Refer to “Amendment and Consent Agreements Related to the Merger” section above for discussion of the amendments, consents and waiver agreements entered into on July 14, 2015 by Baltic Trading related to the 2014 Term Loan Facilities.  Upon the completion of the Merger on July 17, 2015, the Company executed a guaranty of the obligations of the borrowers under the 2014 Term Loan Facilities.

$148 Million Credit Facility

On December 31, 2014, Baltic Trading entered into a $148,000 senior secured credit facility with Nordea Bank Finland plc, New York Branch (“Nordea”), as Administrative and Security Agent, Nordea and Skandinaviska Enskilda Banken AB (Publ) (“SEB”), as Mandated Lead Arrangers, Nordea, as Bookrunner, and the lenders (including Nordea and SEB) party thereto (the “$148 Million Credit Facility”).  The $148 Million Credit Facility is comprised of an $115,000 revolving credit facility and $33,000 term loan facility.  Borrowings under the revolving credit facility were used to refinance Baltic Trading’s outstanding indebtedness under the 2010 Credit Facility.  Amounts borrowed under the revolving credit facility of the $148 Million Credit Facility may be re-borrowed.  Borrowings under the term loan facility of the $148 Million Credit Facility may be incurred pursuant to two single term loans in an amount of $16,500 each that will be used to finance, in part, the purchase of two newbuilding Ultramax vessels that the Company has agreed to acquire, namely the Baltic Scorpion and Baltic Mantis.  Amounts borrowed under the term loan facility of the $148 Million Credit Facility may not be re-borrowed.

The $148 Million Credit Facility has a maturity date of December 31, 2019.  Borrowings under this facility bear interest at LIBOR plus an applicable margin of 3.00% per annum.  A commitment fee of 1.2% per annum is payable on the unused daily portion of the $148 Million Credit Facility, which began accruing on December 31, 2014.  The commitment under the revolving credit facility of the $148 Million Credit Facility is subject to equal consecutive quarterly reductions of $2,447 each beginning June 30, 2015 through September 30, 2019.  Borrowings under the term loan facility of the $148 Million Credit Facility are subject to equal consecutive quarterly installment repayments commencing three months after delivery of the relevant newbuilding Ultramax vessel, each in the amount of 1/60 of the aggregate outstanding term loan.  All remaining amounts outstanding under the $148 Million Credit Facility must be repaid in full on the maturity date, December 31, 2019.

Borrowings under the $148 Million Credit Facility are secured by liens on nine of Baltic Trading’s existing vessels that have served as collateral under the 2010 Credit Facility, the two newbuilding Ultramax vessels noted above, and other related assets, including existing or future time charter contracts in excess of 36 months related to the foregoing vessels.

The $148 Million Credit Facility requires the Company to comply with a number of customary covenants substantially similar to those in the 2010 Baltic Trading Credit Facility, including financial covenants related to liquidity, leverage, consolidated net worth and collateral maintenance.

As of September 30, 2015, $16,500 remained available under the $148 Million Credit Facility which represents the remainder of the $33,000 term loan facility.  On August 3, 2015, the Company drew down $16,500 on the term loan facility for the purchase of the Baltic Scorpion.  Additionally, on October 7, 2015, the Company drew down the remaining $16,500 on the term loan facility for the purchase of the Baltic Mantis.  Refer to Note 24 — Subsequent Events.

On January 7, 2015, Baltic Trading drew down $104,500 from the revolving credit facility of the $148 Million Credit Facility.  Using these borrowings, Baltic Trading repaid the $102,250 outstanding under the 2010 Credit Facility.  Additionally, on February 27, 2015, Baltic Trading drew down $10,500 from the revolving credit facility of the $148 Million Credit Facility.  Therefore, as of September 30, 2015, there was no remaining availability under the revolving credit facility of the $148 Million Credit Facility.  At September 30, 2015 and December 31, 2014, the total outstanding debt balance was $126,606 and $0, respectively.

As of September 30, 2015, the Company believes Baltic Trading is in compliance with all of the financial covenants under the $148 Million Credit Facility.

Refer to “Amendment and Consent Agreements Related to the Merger” section above for discussion of the amendments, consents and waiver agreements entered into on July 14, 2015 by Baltic Trading related to the $148 Million Credit Facility.  Upon the completion of the Merger on July 17, 2015, the Company executed a guaranty of the obligations of the borrowers under the $148 Million Credit Facility.

As per the Amendment and Consent Agreements, the collateral maintenance increased to 140% from 130% upon the funding of the initial term loan draw down on the facility.  During August 2015, the Company added two of its unencumbered Handysize vessels, the Genco Pioneer and Genco Progress, as additional collateral to cover any potential shortfall of the collateral maintenance test.

Interest rates

The following tables sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees.  For the Predecessor Company for the period from July 1 to July 9, 2014 and January 1 to July 9, 2014, the effective interest rate also included the rate differential between the pay fixed, receive variable rate on the interest rate swap agreements that were in effect (refer to Note 10 — Interest Rate Swap Agreements), combined, as well as the 1.0% facility fee for the credit agreement entered into on July 20, 2017 with DnB Nor Bank ASA (the “2007 Credit Facility”) which was terminated on the Effective Date.  The following table also includes the range of interest rates on the debt, excluding the impact of swaps and unused commitment fees, if applicable:

	Successor		Predecessor
	Three Months Ended September 30, 2015	Period from July 9 to September 30, 2014	Period from July 1 to July 9, 2014
Effective Interest Rate	3.55%	3.62%	3.94%
Range of Interest Rates (excluding impact of swaps and unused commitment fees)	2.78% to 3.93%	3.15% to 3.73%	3.15% to 5.15%

	Successor		Predecessor
	Nine Months Ended September 30, 2015	Period from July 9 to September 30, 2014	Period from January 1 to July 9, 2014
Effective Interest Rate	3.54%	3.62%	4.19%
Range of Interest Rates (excluding impact of swaps and unused commitment fees)	2.73% to 3.93%	3.15% to 3.73%	3.15% to 5.15%

9 — CONVERTIBLE SENIOR NOTES

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

The following table provides additional information about the Predecessor Company’s 2010 Notes:

	Predecessor
	Period from July 1 to July 9, 2014	Period from January 1 to July 9, 2014 (a)
Effective interest rate on liability component	—%	10.0%
Cash interest expense recognized	$—	$1,886
Non-cash interest expense recognized	—	1,592
Non-cash deferred financing amortization costs included in interest expense	—	216

(a)         The amounts and percentage reflect amounts through April 21, 2014 since the Company ceased recording interest expense due to the Chapter 11 Cases.

10 - INTEREST RATE SWAP AGREEMENTS

As of March 31, 2014, the Company had one interest rate swap agreement outstanding with DNB Bank ASA to manage interest costs and risk associated with variable interest rates related to the Company’s 2007 Credit Facility.  The notional amount of the swap was $106,233.  As of March 31, 2014, the Company was in default under covenants of its 2007 Credit Facility due to the default on the schedule debt amortization payment due on March 31, 2014.  The default under the 2007 Credit Facility required the Company to elect interest periods of only one-month.  Therefore, the Company no longer qualified for hedge accounting under the original designation, and hedge accounting was terminated effective March 31, 2014.  Additionally, the filing of the Chapter 11 Cases by the Company on the Petition Date constituted an event of default with respect to the outstanding interest rate swap with DNB Bank ASA.  As a result, DNB Bank ASA terminated all transactions under the remaining swap agreement effective April 30, 2014 and filed a secured claim with the Bankruptcy Court of $5,622.  The claim was paid to DNB Bank ASA by the Successor Company during the period from July 9 to September 30, 2014.

As of September 30, 2015 and December 31, 2014 the Company did not have any interest rate swap agreements.

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

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

For the Period from July 1 to July 9, 2014 and January 1 to July 9, 2014

Predecessor Company

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	For the Period from July 1 to July 9, 2014	For the Period from January 1 to July 9, 2014
Interest rate contracts	Interest Expense	$—	$(225)

The Company was required to provide collateral in the form of vessel assets to support the interest rate swap agreements, excluding vessel assets of Baltic Trading.  Prior to the termination of the 2007 Credit Facility on the Effective Date, the Company’s 35 vessels mortgaged under the 2007 Credit Facility served as collateral in the aggregate amount of $100,000.

11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI included in the accompanying condensed consolidated balance sheets consist of net unrealized gain (loss) on cash flow hedges and net unrealized gains (losses) from investments in Jinhui stock and KLC stock for the Predecessor Company.  For the Successor Company, the components of AOCI included in the accompanying condensed consolidated balance sheets consist only of net unrealized gains (losses) from investments in Jinhui stock and KLC stock based on the revised cost basis recorded as part of fresh-start reporting until September 30, 2015, when the cost basis for Jinhui was changed due to other-than-temporary impairment. Refer to Note 5 — Investments for further detail.

Changes in AOCI by Component

For the Three-Month Period Ended September 30, 2015

Successor Company

Net Unrealized Gain (Loss) on Investments
AOCI — July 1, 2015	$(26,360)

OCI before reclassifications	(6,880)
Amounts reclassified from AOCI	33,223
Net current-period OCI	26,343

AOCI — September 30, 2015	$(17)

Changes in AOCI by Component

For the Period from July 9 to September 30, 2014

Successor Company

Net Unrealized Gain (Loss) on Investments
AOCI — July 9, 2014	$—

OCI before reclassifications	(13,341)
Amounts reclassified from AOCI	—
Net current-period OCI	(13,341)

AOCI — September 30, 2014	$(13,341)

Changes in AOCI by Component

For the Period from July 1 to July 9, 2014

Predecessor Company

	Net Unrealized Gain (Loss) on Cash Flow Hedges	Net Unrealized Gain (Loss) on Investments	Total
AOCI —July 1, 2014	$(4,670)	$32,746	$28,076

OCI before reclassifications	—	2,186	2,186
Amounts reclassified from AOCI	95	—	95
Net current-period OCI	95	2,186	2,281

AOCI — July 9, 2014	$(4,575)	$34,932	$30,357

Changes in AOCI by Component

For the Nine-Month Period Ended September 30, 2015

Successor Company

Net Unrealized Gain (Loss) on Investments
AOCI — January 1, 2015	$(25,317)

OCI before reclassifications	(7,923)
Amounts reclassified from AOCI	33,223
Net current-period OCI	25,300

AOCI — September 30, 2015	$(17)

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

Reclassifications Out of AOCI

Successor Company

	Amount Reclassified from AOCI
	Successor
Details about AOCI Components	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Affected Line Item in the Statement Where Net Loss is Presented
Net unrealized (gain) loss on investments
Realized loss on sale of AFS investment	$(687)	$(687)	Other (expense) income
Impairment of AFS investment	(32,536)	(32,536)	Impairment of investment

Total reclassifications for the period	$(33,223)	$(33,223)

Reclassifications Out of AOCI

Predecessor Company

	Amount Reclassified from AOCI
	Predecessor
Details about AOCI Components	Period from July 1 to July 9, 2014	Period from January 1 to July 9, 2014	Affected Line Item in the Statement Where Net Loss is Presented
Gains and losses on cash flow hedges
Interest rate contracts	$(95)	$(2,580)	Interest expense

Total reclassifications for the period	$(95)	$(2,580)

12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at September 30, 2015 and December 31, 2014, which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	Successor
	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$44,478	$44,478	$83,414	$83,414
Restricted cash	10,065	10,065	29,695	29,695
Floating rate debt	462,278	462,278	430,135	430,135

The fair value of the floating rate debt under the Amended and Restated $100 Million Term Loan Facility and the Amended and Restated $253 Million Term Loan Facility are based on rates obtained upon our emergence from Chapter 11 on the Effective Date and there were no changes to rates pursuant to the April 2015 Amendments.  The fair value of the floating rate debt under the $44 Million Term Loan Facility is based on rates that Baltic Trading initially obtained on the effective date of the facility, and there were no changes to rates pursuant to the Guarantee and Indemnity entered into by the Company during April 2015.  The fair value of the floating rate debt under the 2015 Revolving Credit Facility is based on rates the Company recently obtained upon the effective date of the facility on April 7, 2015. The fair value of the $148 Million Credit Facility, $22 Million Term Loan Facility and the 2014 Term Loan Facilities is based on rates that Baltic Trading initially obtained upon the effective dates of these facilities which did not change pursuant to the Amendment and Consent Agreements effective on July 14, 2015. Refer to Note 8 — Debt for further information.  Additionally, the Company considers its creditworthiness in determining the fair value of floating rate debt under the credit facilities.  The carrying value approximates the fair market value for these floating rate loans.  The carrying amounts of the Company’s other financial instruments at September 30, 2015 and December 31, 2014 (principally Due from charterers and Accounts payable and accrued expenses), approximate fair values because of the relatively short maturity of these instruments.

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

As of September 30, 2015 and December 31, 2014, the fair values of the Company’s financial assets and liabilities are categorized as follows:

	Successor
	September 30, 2015
	Total	Quoted Market Prices in Active Markets (Level 1)
Investments	$17,900	$17,900

	Successor
	December 31, 2014
	Total	Quoted Market Prices in Active Markets (Level 1)
Investments	$26,486	$26,486

The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company also holds an investment in the stock of KLC, which is classified as a long-term investment.  The stock of KLC is publicly traded on the Korea Stock Exchange and is considered a Level 1 item.  Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transaction amongst third parties. The Company did not have any Level 3 financial assets or liabilities as of September 30, 2015 and December 31, 2014.

13 - PREPAID EXPENSES AND OTHER CURRENT AND NONCURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	Successor	Successor
	September 30, 2015	December 31, 2014
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$11,910	$11,018
Prepaid items	2,488	4,638
Insurance receivable	3,660	1,951
Other	4,447	4,816
Total prepaid expenses and other current assets	$22,505	$22,423

Other noncurrent assets in the amount of $514 at September 30, 2015 and December 31, 2014 represent the security deposit related to the operating lease entered into effective April 4, 2011. Refer to Note 19 — Commitments and Contingencies for further information related to the lease agreement.

14 — DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities and other debt offerings and amending existing loan facilities. These costs are amortized over the life of the related debt and are included in interest expense.  Refer to Note 8 — Debt for further information regarding the existing loan facilities.

Total net deferred financing costs consist of the following as of September 30, 2015 and December 31, 2014:

	Successor	Successor
	September 30, 2015	December31, 2014

$100 Million Term Loan Facility	$1,656	$1,492
$253 Million Term Loan Facility	3,485	3,135
$44 Million Term Loan Facility	861	758
2015 Revolving Credit Facility	1,254	—
$148 Million Credit Facility	3,570	3,233
$22 Million Term Loan Facility	593	529
2014 Term Loan Facilities	1,946	1,853
Total deferred financing costs	13,365	11,000
Less: accumulated amortization	2,417	729
Total	$10,948	$10,271

Amortization expense for deferred financing costs for the Successor Company for the three and nine months ended September 30, 2015 and for the period from July 9 to September 30, 2014 was $637, $1,688 and $384, respectively.  Amortization expense for deferred financing costs for the Predecessor Company for the period from July 1 to July 9, 2014 and for the period from January 1 to July 9, 2014 was $170 and $4,461, respectively.  This amortization expense is recorded as a component of Interest expense in the Condensed Consolidated Statements of Operations.

Baltic Trading entered into the $148 Million Credit Facility on December 31, 2014, which was used to refinance the outstanding indebtedness under the 2010 Credit Facility.  As such, on December 31, 2014, the net unamortized deferred financing costs associated with the 2010 Credit Facility are being amortized over the life of the $148 Million Credit Facility.  (Refer to Note 8 — Debt)

15 - FIXED ASSETS

Fixed assets consist of the following:

	Successor	Successor
	September 30, 2015	December 31, 2014
Fixed assets, at cost:
Vessel equipment	$830	$229
Furniture and fixtures	462	462
Computer equipment	142	129
Total costs	1,434	820
Less: accumulated depreciation and amortization	319	119
Total	$1,115	$701

Depreciation and amortization expense for fixed assets for the Successor Company for the three and nine months ended September 30, 2015 and for the period from July 9 to September 30, 2014 was $83, $200 and $66, respectively.  Depreciation and amortization expense for fixed assets for the Predecessor Company for the period from July 1 to July 9, 2014 and for the period from January 1 to July 9, 2014 was $19 and $458, respectively.  Refer to Note 3 — Cash Flow Information for information regarding the reclassification from fixed assets to vessels assets by the Predecessor Company during the period from January 1 to July 9, 2014.

16 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	Successor	Successor
	September 30, 2015	December 31, 2014
Accounts payable	$10,879	$9,921
Accrued general and administrative expenses	10,212	5,894
Accrued vessel operating expenses	12,808	12,402
Total	$33,899	$28,217

17 — REVENUE FROM TIME CHARTERS

Total voyage revenue includes revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters.  For the three and nine months ended September 30, 2015 and the period from July 9 to September 30, 2014, the Successor Company earned $49,167, $116,548 and $43,943 of voyage revenue, respectively.  For the period from July 1 to July 9, 2014 and from January 1 to July 9, 2014, the Predecessor Company earned $4,043 and $118,759 of voyage revenue, respectively.  There was no profit sharing revenue earned during the nine months ended September 30, 2015 and 2014.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of November 4, 2015, is expected to be $2,536 for the remainder of 2015 and $1,529 for 2016, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For drydockings, the Company assumes twenty days of offhire.  Future minimum revenue excludes revenue earned for the vessels currently in pool arrangements and vessels that are currently on or will be on spot market-related time charters, as spot rates cannot be estimated, as well as profit sharing revenue.

18 — REORGANIZATION ITEMS, NET

Reorganization items, net represent amounts incurred and recovered subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

	Successor		Predecessor
	Three Months Ended September 30, 2015	Period from July 9 to September 30, 2014	Period from July 1 to July 9, 2014 (restated)
Professional fees incurred	$169	$857	$15,126
Trustee fees incurred	5	310	—
Total reorganization fees	$174	$1,167	$15,126

Gain on settlement of liabilities subject to compromise in exchange for equity issuance, net	$—	$—	$(33,832)
Fresh-start reporting adjustments	—	—	914,240
Total fresh-start adjustment	$—	$—	$880,408

Total reorganization items, net	$174	$1,167	$895,534

	Successor		Predecessor
	Nine Months Ended September 30, 2015	Period from July 9 to September 30, 2014	Period from January 1 to July 9, 2014 (restated)
Professional fees incurred	$644	$857	$34,981
Trustee fees incurred	362	310	251
Total reorganization fees	$1,006	$1,167	$35,232

Gain on settlement of liabilities subject to compromise in exchange for equity issuance, net	$—	$—	$(33,832)
Fresh-start reporting adjustments	—	—	914,240
Total fresh-start adjustment	$—	$—	$880,408

Total reorganization items, net	$1,006	$1,167	$915,640

19 — COMMITMENTS AND CONTINGENCIES

In September 2005, the Company entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  On January 6, 2012, the Company ceased the use of this space.  During the period from July 1 to July 9, 2014 and January 1 to July 9, 2014 the Predecessor Company recorded net rent expense of ($13) and ($41).  Pursuant to the Plan that was approved by the Bankruptcy Court, the Debtors rejected the lease agreement on the Effective Date and the Company believes that it will owe the lessor the remaining liability.

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011. Following the expiration of the free base rental period, the monthly base rental payments are $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor was obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that will commence immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the entire lease from June 1, 2011 to September 30, 2025 was $130 for the Predecessor Company.  On the Effective Date, a revised straight-line rent calculation was completed as part of fresh-start reporting.  The revised monthly straight-line rental expense for the remaining term of the lease from the Effective Date to September 30, 2025 is $150.  The Successor Company had a long-term lease obligation at September 30, 2015 and December 31, 2014 of $969 and $390,

respectively.  Rent expense pertaining to this lease recorded by the Successor Company for the three and nine months ended September 30, 2015 and the period from July 9 to September 30, 2014 was $452, $1,356 and $410, respectively.  Rent expense pertaining to this lease recorded by the Predecessor Company for the period from July 1 to July 9, 2014 and January 1 to July 9, 2014 was $34 and $813, respectively.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $269 for the remainder of 2015, $1,076 annually for 2016 and 2017, $916 for 2018, $2,230 for 2019 and a total of $13,360 for the remaining term of the lease.

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application. On February 5, 2010, the rehabilitation plan submitted by Samsun was approved by the South Korean courts. As part of the rehabilitation process, the Company’s claim of $17,212 will be settled in the following manner: 34.0%, or $5,852, will be paid in cash in annual installments on December 30th of each year from 2010 through 2019 ranging from 8.0% to 17.0%; the remaining 66.0%, or $11,360, was converted to Samsun shares at a specified value per share. On December 30, 2012, a total payment was due from Samsun in the amount of $527 which represents 9.0% of the total $5,852 approved cash settlement. On December 30, 2013, a total payment was due from Samsun in the amount of $468 which represents 8.0% if the total $5,852 approved cash settlement. During the year ended December 30, 2012, Samsun remitted only 50% of the payment due, or $263 and during the year ended December 31, 2013 there was no payment remitted. During the period from July 9 to September 30, 2014, the Successor Company recorded Other operating income of $296 which represents the remaining 50% of the payment that was due on December 30, 2012 including interest earned on those amounts.  On July 3, 2015, Samsun filed for rehabilitation proceedings for the second time with the South Korean courts due to financial distress.  The rehabilitation plan is still under review by the South Korean courts, and a proposed rehabilitation plan has not yet been implemented.

20 — STOCK-BASED COMPENSATION

Genco Shipping & Trading — Predecessor Company

Under the Plan that was approved by the Bankruptcy Court, on the Effective Date, the 880,465 unvested shares that were issued under the Genco Shipping & Trading Limited 2005 and 2012 Equity Incentive Plans (the “GS&T Plans”) were deemed vested automatically and equity warrants were issued.

The total fair value of shares that vested under the GS&T Plans during the period from January 1 to July 9, 2014 for the Predecessor Company was $691.  The total fair value is calculates as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the period from July 1 to July 9, 2014 and from January 1 to July 9, 2014, the Predecessor Company recognized nonvested stock amortization expense for the GS&T Plans, which is included in General, administrative and management fees, as follows:

	Predecessor
	Period from July 1 to July 9, 2014	Period from January 1 to July 9, 2014
General, administrative and management fees	$1,583	$2,403

Genco Shipping & Trading — Successor Company

2014 Management Incentive Plan

On the Effective Date, pursuant to the Chapter 11 Plan, the Company adopted the MIP. An aggregate of 9,668,061 shares of Common Stock were available for award under the MIP, which were awarded in the form of restricted stock grants and awards of three tiers of MIP Warrants with staggered strike prices based on increasing equity values.  The number of shares of common stock available under the Plan represented approximately 1.8% of the shares of post-emergence Common Stock outstanding as of the Effective Date on a fully-diluted basis. Awards under the MIP were available to eligible employees, non-employee directors and/or officers of the Company and its subsidiaries (collectively, “Eligible Individuals”). Under the MIP, a committee appointed by the Board from time to time (or, in the absence of such a committee, the Board) (in either case, the “Plan Committee”) may grant a variety of stock-based incentive awards, as the Plan Committee deems appropriate, to Eligible Individuals. The MIP Warrants are exercisable on a cashless basis and contain customary anti-dilution protection in the event of any stock split, reverse stock split, stock dividend, reclassification, dividend or other distributions (including, but not limited to, cash dividends), or business combination transaction.

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

For the three and nine months ended September 30, 2015 and the period from July 9  to September 30, 2014, the Successor Company recognized amortization expense of the fair value of these warrants, which is included in General, administrative and management fees, as follows:

	Successor
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Period from July 9 to September 30, 2014
General, administrative and management fees	$5,646	$22,134	$5,010

Amortization of the unamortized stock-based compensation balance of $18,912 as of September 30, 2015 is expected to be expensed $3,807, $11,496, and $3,609 during the remainder of 2015 and during the years ending December 31, 2016 and 2017, respectively.  The following table summarizes all the warrant activity for the nine months ended September 30, 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2015 - Successor	8,557,461	$30.31	$6.36
Granted	—	—	—
Exercisable	(2,852,487)	30.31	6.36
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at September 30, 2015 - Successor	5,704,974	$30.31	$6.36

The following table summarizes certain information about the warrants outstanding as of September 30, 2015:

	Warrants Outstanding, September 30, 2015			Warrants Exercisable, September 30, 2015
			Weighted			Weighted
		Weighted	Average		Weighted	Average
Weighted Average Exercise Price	Number of Warrants	Average Exercise Price	Remaining Contractual Life	Number of Warrants	Average Exercise Price	Remaining Contractual Life
$30.31	5,704,974	$30.31	4.86	2,852,487	$30.31	4.86

The nonvested stock awards granted under the MIP will vest ratably on each of the three anniversaries of the determined vesting date of August 7, 2014.  The table below summarizes the Successor Company’s nonvested stock awards for the nine months ended September 30, 2015 which were issued under the MIP:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2015 - Successor	1,110,600	$20.00
Granted	—	—
Vested	(370,200)	20.00
Forfeited	—	—

Outstanding at September 30, 2015 - Successor	740,400	$20.00

The total fair value of MIP restricted shares that vested during the nine months ended September 30, 2015 for the Successor Company was $2,662. There were no MIP restricted shares that vested during the period from July 9 to September 30, 2014 for the Successor Company.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and nine months ended September 30, 2015 and the period from July 9 to September 30, 2014, the Successor Company recognized nonvested stock amortization expense for the MIP restricted shares, which is included in General, administrative and management fees, as follows:

	Successor
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Period from July 9 to September 30, 2014
General, administrative and management fees	$2,304	$9,031	$2,044

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2015, unrecognized compensation cost of $7,717 related to nonvested stock will be recognized over a weighted-average period of 1.85 years.

Restricted Stock Units

The Successor Company has issued restricted stock units (“RSUs”) to certain members of the Board of Directors, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests.  The RSUs generally vest on the date of the Company’s annual shareholders meeting following the date of the grant.  On July 13, 2015 and July 29, 2015, the Company issued 16,188 and 58,215 RSUs, respectively, to members of the Company’s Board of Directors.  The 16,188 RSUs vested on July 17, 2015.  No shares of the Company’s common stock are currently outstanding in respect of the RSUs.  Such shares will only be issued in respect of vested RSUs when the director’s service with the Company as a director terminates.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant.   The table below summarizes the Successor Company’s RSUs for the nine months ended September 30, 2015:

	Number of RSUs	Weighted Average Grant Date Price
Outstanding at January 1, 2015 - Successor	—	$—
Granted	74,403	7.11
Vested	(16,188)	7.00
Forfeited	—	—

Outstanding at September 30, 2015 - Successor	58,215	$7.15

The total fair value of the RSUs that vested during the nine months ended September 30, 2015 for the Successor Company was $116. There were no RSUs that vested during the period from July 9 to September 30, 2014 for the Successor Company.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information about the RSUs vested, not outstanding as of September 30, 2015:

Unvested RSUs September 30, 2015			Vested RSUs September 30, 2015
Weighted
	Weighted	Average		Weighted
Number of RSUs	Average Grant Date Price	Remaining Contractual Life	Number of RSUs	Average Grant Date Price
58,215	$7.15	0.62	16,188	$7.00

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2015, unrecognized compensation cost of $325 related to RSUs will be recognized over a weighted-average period of 0.62 years.

For the three and nine months ended September 30, 2015 and the period from July 9 to September 30, 2014, the Successor Company recognized nonvested stock amortization expense for the RSUs, which is included in General, administrative and management fees as follows:

	Successor
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Period from July 9 to September 30, 2014
General, administrative and management fees	$235	$235	$—

Baltic Trading Limited

On March 13, 2014, Baltic Trading’s Board of Directors approved an amendment to the Baltic Trading Limited 2010 Equity Incentive Plan (the “Baltic Trading Plan”) that increased the aggregate number of shares of common stock available for awards from 2,000,000 to 6,000,000 shares.  Additionally, on April 9, 2014, at Baltic Trading’s 2014 Annual Meeting of Shareholders, Baltic Trading’s shareholders approved the amendment to the Baltic Trading Plan.  When the Merger was completed on July 17, 2015, the 1,941,844 nonvested shares issued under the Baltic Trading Plan vested automatically and received the same consideration in the Merger as holders of Baltic Trading’s common stock.  Refer to Note 1 — General Information for further information regarding the Merger.  The vesting of these shares is included in the $3,665 of expense recorded during the three months ended September 30, 2015.

	Number of Baltic Trading Common Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2015	1,941,844	$3.80
Granted	—	—
Vested	(1,941,844)	3.80
Forfeited	—	—

Outstanding at September 30, 2015	—	$—

The total fair value of shares that vested under the Baltic Trading Plan during the nine months ended September 30, 2015 and the period from July 9 to September 30, 2014 for the Successor Company was $2,913 and $0, respectively.  The total fair value of shares that vested under the Baltic Trading Plan during the period from January 1 to July 9, 2014 for the Predecessor Company was $1,143.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The Successor Company and the Predecessor Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in General, administrative and management fees, as follows:

	Successor			Predecessor
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Period from July 9 to September 30, 2014	Period from July 1 to July 9, 2014	Period from January 1 to July 9, 2014
General, administrative and management fees	$3,665	$5,273	$818	$78	$1,949

21 - LEGAL PROCEEDINGS

Refer to Note 1 — General Information for information concerning the Chapter 11 Cases.

On March 28, 2014, the Genco Auvergne was arrested due to a disputed claim with the charterer of one of the Company’s other vessels, namely the Genco Ardennes. In order for the Company to release the Genco Auvergne from its arrest, the Company entered into a cash collateralized $900 bank guarantee with Skandinaviska Enskilda Banken AB (the “SEB Bank Guarantee”) on April 3, 2014. The vessel has since been released from its arrest, and the bank guarantee was released from escrow to the Company on June 22, 2015 after the arbitration related to this case was completed. The SEB Bank Guarantee resulted in additional indebtedness by the Company. As the Company was in default under the covenants of its 2007 Credit Facility due to the default on a scheduled debt amortization payment due on March 31, 2014, on April 3, 2014 the Company received a consent from the lenders under the 2007 Credit Facility to incur this additional indebtedness. Also, under the $253 Million Term Loan Facility for which the Genco Auvergne is collateralized, the Company may not incur additional indebtedness related to its collateralized vessels under this facility. The Company also received a consent from the lenders under the $253 Million Term Loan Facility on April 3, 2014 in order to enter the SEB Bank Guarantee.

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

22 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS OF THE PREDECESSOR COMPANY

Subsequent to the issuance of the Company’s 2014 consolidated financial statements on March 2, 2015, the Company became aware of errors in its determination of certain previously reported amounts in its Predecessor period financial reporting for the period from January 1, 2014 to July 9, 2014 related to its application of fresh-start accounting under ASC 852. These errors were also applicable to the period from July 1, 2014 to July 9, 2014.  These errors were related to the items included in the determination of the “Reorganization items, net” account balance on the Company’s Consolidated Statement of Operations of the Predecessor for the period from January 1, 2014 to July 9, 2014 and July 1, 2014 to July 9, 2014, which affected the Company’s previously reported Net income and Net income per share, Net income attributable to Genco Shipping & Trading Limited and Net loss attributable to noncontrolling interest for this period.

The Company determined its previously issued consolidated financial statements for the Predecessor Company for the period ended July 9, 2014 should be restated to correct for these errors. The effect of correcting for these errors resulted in (1) changing the Company’s previously reported gain on Reorganization items, net to a loss, (2) changing the Company’s previously reported Net income and Net income per share to a Net loss and Net loss per share, respectively, (3) changing the Company’s previously reported Net income attributable to Genco Shipping & Trading Limited to a Net loss attributable to Genco Shipping & Trading Limited, and increasing the Company’s previously reported Net loss attributable to noncontrolling interest for the period from January 1, 2014 to July 9, 2014 and July 1, 2014 to July 9, 2014. The effect of correcting these errors for the period from January 1, 2014 to July 9, 2014 has been disclosed in the 2014 10-K. The effect of correcting these errors for the period from July 1 to July 9, 2014 is summarized in the following tables:

Condensed Consolidated Statement of Operations

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

	Predecessor			Predecessor
	Period from July 1 to July 9, 2014 As Reported	Adjustment		Period from July 1 to July 9, 2014 As Restated
Loss before reorganization items, net	$(9,884)	—		$(9,884)
Reorganization items, net	902,273	(1,797,807	)(a)	(895,534)

(Loss) income before income taxes	892,389	(1,797,807)		(905,418)
Income tax expense	(38)	—		(38)
Net (loss) income	892,351	(1,797,807)		(905,456)
Less: Net loss attributable to noncontrolling interest	(568)	(53,367	)(b)	(53,935)
Net (loss) income attributable to Genco Shipping & Trading Limited	$892,919	$(1,744,440)		$(851,521)

Net (loss) income per share-basic	$20.49	N/A		$(19.54)
Net (loss) income per share-diluted	$20.49	N/A		$(19.54)
Weighted average common shares outstanding-basic	43,568,942	N/A		43,568,942
Weighted average common shares outstanding-diluted	43,568,942	N/A		43,568,942
Dividends declared per share	$—	N/A		$—

(a)         The adjustment is the result of errors in the Company’s prior accounting for the following transactions associated with the application of fresh—start accounting:

Adjustment
Discharge of Predecessor equity <1>	$(829,974)
Issuance of Successor equity <2>	(1,133,900)
Recording of goodwill in fresh-start accounting <3>	166,067
Total	$(1,797,807)

<1>The accounting consequences related to the discharge of Predecessor equity were previously reported as a component in the computation of “Reorganization items, net”. The adjustment is to exclude the accounting consequences related to the discharge of Predecessor equity from the computation of “Reorganization items, net”.

<2>The accounting consequences related to the issuance of Successor equity were previously excluded as a component in the computation of “Reorganization items, net”. The adjustment is to include from the accounting consequences related to the issuance of Successor equity in the computation of “Reorganization items, net”.

<3>The accounting consequences related to the recognition of goodwill were previously excluded as a component in the computation of “Reorganization items, net”. The adjustment is to include the accounting consequences related to the establishment of goodwill in the computation of “Reorganization items, net”.

(b)         The adjustment is the result of errors in the Company’s prior accounting for the consequences to non-controlling interests of certain transactions associated with the application of fresh-start accounting.

Condensed Consolidated Statement of Comprehensive Loss

(U.S. Dollars in Thousands)

	Predecessor		Predecessor
	Period from July 1 to July 9, 2014 As Reported	Adjustment	Period from July 1 to July 9, 2014 As Restated
Net (loss) income	$892,351	$(1,797,807)	(905,456)

Change in unrealized (loss) gain on investments	2,186	—	2,186
Unrealized gain on cash flow hedges, net	95	—	95
Other comprehensive (loss) income	2,281	—	2,281

Comprehensive (loss) income	894,632	(1,797,807)	(903,175)
Less: Comprehensive loss attributable to noncontrolling interest	(568)	(53,367)	(53,935)
Comprehensive (loss) income attributable to Genco Shipping & Trading Limited	$895,200	$(1,744,440)	$(849,240)

23 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS OF THE SUCCESSOR COMPANY

Subsequent to the issuance of the Company’s 2014 consolidated financial statements on March 2, 2015, the Company became aware of an error in its allocation of goodwill impairment to the noncontrolling interest recognized in December 2014 by the Company associated with its consolidated subsidiary Baltic Trading. As a result of this error, amounts allocated to the Company’s noncontrolling interest in the Company’s previously reported Consolidated Statement of Operations of the Successor Company for the period from July 9, 2014 to December 31, 2014 and the Company’s previously reported Consolidated Balance Sheet of the Successor Company as of December 31, 2014 were incorrect.

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

24 - SUBSEQUENT EVENTS

On October 9, 2015, the Company took delivery of the Baltic Mantis, a 63,470 dwt Ultramax newbuilding vessel from Yangfan Group Co., Ltd.  The Company utilized cash on hand and $16,500 of proceeds from the $33,000 term loan facility under the $148 Million Credit Facility to pay the remaining balance of $19,600 for the Baltic Mantis.

On November 4, 2015, thirteen of the Company’s wholly-owned subsidiaries entered into the $98 Million Credit Facility to be used for working capital purposes.  On November 10, 2015, the Company drew down $98,271 on the $98 Million Credit Facility.  Refer to Note 8 — Debt for additional information.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines in demand or rates in the drybulk shipping industry; (ii) prolonged weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, repairs, maintenance and general, administrative and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) our acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to time charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) obtaining, completion of definitive documentation for, and funding of financing for the vessel acquisitions on acceptable terms; (xvi) the ability to realize the expected benefits of the merger to the degree, in the amounts or in the timeframe anticipated; (xvii) the ability to integrate Baltic Trading’s businesses with those of Genco in a timely and cost-efficient manner; (xviii) the extent to which our operating results continue to be affected by weakness in market conditions and charter rates; (xix) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xx) the timing and realization of the recoveries of assets and the payments of claims and the amount of expenses required to recognize such recoveries and reconcile such claims; (xxi) our ability to obtain sufficient and acceptable post-restructuring financing; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our registration statement on Form S-4 filed with Securities and Exchange Commission on May 4, 2015 (as amended), our Annual Report on Form 10-K for the year ended December 31, 2014 (as amended), and our subsequent reports on Form 10-Q and Forms 8-K.  Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.  We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  After the merger with Baltic Trading Limited (“Baltic Trading”), our fleet currently consists of 13 Capesize, eight Panamax, four Ultramax, 21 Supramax, six Handymax and 18 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 5,158,000 dwt, and the average age of our fleet is currently approximately 9.0 years.  We seek to deploy our vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers, including Cargill International S.A., Swissmarine Services S.A. and the Clipper Logger Pool, in which Clipper Group acts as the pool manager.  The majority of the vessels in our current fleet are presently engaged under time charter, spot market-related time charter and vessel pool contracts that expire (assuming the option periods in the time charters are not exercised) between November 2015 and June 2017.

See pages 53-56 for a table of all vessels in our fleet.

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

We report financial information and evaluate our operations by charter revenues and not by the length of ship employment for our customers, i.e., spot or time charters.  Each of our vessels serve the same type of customer, have similar operations and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on this, we have determined that we operate in one reportable segment, after the effective date of the Merger on July 17, 2015, in which we are engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.  Therefore, the totals previously reported for the two segments (GS&T and Baltic Trading) is the total for the single reportable segment effective upon the Merger.

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

We entered into a long-term management agreement (the “Management Agreement”) with Baltic Trading pursuant to which we apply our expertise and experience in the drybulk industry to provide Baltic Trading with commercial, technical, administrative and strategic services. The Management Agreement was for an initial term of approximately 15 years. Baltic Trading paid us for the services we provided it as well as reimbursed us for our costs and expenses incurred in providing certain of these services. Management fee income we earned from the Management Agreement net of any allocated shared expenses, such as salary, office expenses and other general and administrative fees, were taxable to us. Upon consolidation with Baltic Trading, any management fee income earned is eliminated for financial reporting purposes.  The Management Agreement was terminated as of July 18, 2015.

On November 4, 2015, thirteen of our wholly-owned subsidiaries entered into a Facility Agreement, by and among such subsidiaries as borrowers (collectively, the “Borrowers”); Genco Holdings Limited, our newly formed direct subsidiary of which the Borrowers are direct subsidiaries (“Holdco”); certain funds managed or advised by Hayfin Capital Management, Breakwater Capital Ltd, or their nominee, as lenders; and Hayfin Services LLP, as agent and security agent (the “$98 Million Credit Facility”).

The Borrowers borrowed the maximum available amount of $98.3 million under the facility on November 10, 2015.

Borrowings under the facility are available for working capital purposes.  The facility has a final maturity date of September 30, 2020, and the principal borrowed under the facility will bear interest at LIBOR for an interest period of three months plus a margin of 6.125% per annum.  The facility has no fixed amortization payments for the first two years and fixed amortization payments of $2.5 million per quarter thereafter.  To the extent the value of the collateral under the facility is 182% or less of the loan amount outstanding, the Borrowers are to prepay the loan from earnings received from operation of the thirteen collateral vessels after deduction of the following amounts:  costs, fees, expenses, interest, and fixed principal repayments under the facility; operating expenses relating to the thirteen vessels; and the Borrowers’ pro rata share of general and administrative expenses based on the number of vessels they own.

The Facility Agreement requires the Borrowers and, in certain cases, the Company and Holdco to comply with a number of covenants substantially similar to those in the other credit facilities of Genco and its subsidiaries, including financial covenants related to maximum leverage, minimum consolidated net worth, minimum liquidity, and dividends; collateral maintenance requirements; and other customary covenants.  The Facility Agreement includes usual and customary events of default and remedies for facilities of this nature.

Borrowings under the facility are secured by first priority mortgage on the vessels owned by the Borrowers, namely the Genco Constantine, the Genco Augustus, the Genco London, the Genco Titus, the Genco Tiberius, the Genco Hadrian,  the Genco Knight, the Genco Beauty,  the Genco Vigour, the Genco Predator, the Genco Cavalier, the Genco Champion, and the Genco Charger, and related collateral.  Pursuant to the Facility Agreement and a separate Guarantee executed by the Company, the Company and Holdco are acting as guarantors of the obligations of the Borrowers and each other under the Facility Agreement and its related documentation.

On April 7, 2015, five of our wholly-owned subsidiaries, Genco Commodus Limited, Genco Maximus Limited, Genco Claudius Limited, Genco Hunter Limited and Genco Warrior Limited (collectively, the “Subsidiaries”) entered into a loan agreement by and among the Subsidiaries, as borrowers, ABN AMRO Capital USA LLC, as arranger, facility agent, security agent, and as lender, providing for a $59.5 million revolving credit facility (the “2015 Revolving Credit Facility”).  On April 7, 2015, we entered into a guarantee of the obligations of the Subsidiaries under the 2015 Revolving Credit Facility, in favor of ABN AMRO Capital USA LLC.  Borrowings under the 2015 Revolving Credit Facility are to be secured by liens on each of the Subsidiaries’ respective vessels; specifically, the Genco Commodus, Genco Maximus, Genco Claudius, Genco Hunter and Genco Warrior and other related assets.

Borrowings under the 2015 Revolving Credit Facility have been used for general corporate purposes including “working capital” (as defined in the 2015 Revolving Credit Facility) and to finance the purchase of drybulk vessels.  The 2015 Revolving Credit Facility has a maturity date of April 7, 2020.  Borrowings under the 2015 Revolving Credit Facility bear interest at LIBOR plus a margin based on a combination of utilization levels under the 2015 Revolving Credit Facility and a security maintenance cover ranging from 3.40% per annum to 4.25% per annum.  The commitment under the 2015 Revolving Credit Facility is subject to quarterly reductions of $1.6 million to $4.1 million depending on the total amount committed.  Borrowings under the 2015 Revolving Credit Facility are subject to 20 equal consecutive quarterly installment repayments commencing three months after the date of the loan agreement, or July 7, 2015.  On April 8, 2015, we drew down $25.0 million on the 2015 Revolving Credit Facility for working capital purposes and to partially fund the purchase of the Baltic Lion and Baltic Tiger from Baltic Trading.  Additionally, on July 10, 2015, we drew down $10.0 million for working capital purposes.  Lastly, on October 14, 2015, the Company drew down $21.2 million for working capital purposes.

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk carriers from Yangfan Group Co., Ltd. for a purchase of $28.0 million per vessel, or up to $112.0 million in the aggregate. Baltic Trading has agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which Baltic Trading exercised on January 8, 2014. These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The first of these vessels, the Baltic Hornet, was delivered to Baltic Trading on October 29, 2014.  The Baltic Wasp, Baltic Scorpion and Baltic Mantis were delivered on January 2, 2015, August 6, 2015 and October 9, 2015, respectively. We have used a combination of cash on hand,  cash flow from operations as well as debt financing, including the $148 Million Credit Facility and the 2014 Term Loan Facilities as described in Note 8 — Debt in our Condensed Consolidated Financial Statements, to fully finance the acquisition of these Ultramax newbuilding drybulk vessels.

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

We provide technical services for drybulk vessels purchased by Maritime Equity Partners LLC (“MEP”) under an agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services are provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  MEP has the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee upon a change of our control.  We may terminate provision of the services at any time on 60 days’ notice.  Peter C. Georgiopoulos, our Chairman of the Board of Directors, controls and has a minority interest in MEP.  This arrangement was approved by an independent committee of our Board of Directors. On September 30, 2015, under the oversight of an independent committee of our Board of Directors Genco Management (USA) Limited and MEP entered into certain agreements under which MEP paid $1.0 million of the amount of service fees in arrears (which is $1.5 million as of November 1, 2015), a schedule was agreed for payment of the remaining amount in arrears, and the daily service fee was reduced from $750 to $650 per day effective on October 1, 2015.

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun Logix Corporation (“Samsun”), when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application.  On February 5, 2010, the rehabilitation plan submitted by Samsun was approved by the South Korean courts.  As part of the rehabilitation process, our claim of approximately $17.2 million will be settled in the following manner: 34%, or approximately $5.9 million, is to be be paid in cash in annual installments on December 30 of each year from 2010 through 2019 ranging in percentages from eight to 17; the remaining 66%, or approximately $11.3 million, converted to Samsun shares at a specified value per share. During the period from July 9 to September 30, 2014, the Successor Company recorded Other operating income of $0.3 million which represents the remaining 50% of the payment that was due on December 30, 2012 including interest earned on those amounts.  On July 3, 2015, Samsun filed for rehabilitation proceedings for the second time with the South Korean courts due to financial distress.  The rehabilitation plan is still under review by the South Korean courts, and a proposed rehabilitation plan has not yet been implemented.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and nine months ended September 30, 2015 and 2014 for the Successor Company and the Predecessor Company, respectively, on a consolidated basis, which includes the operations of Baltic Trading.  The period from July 9 to September 30, 2014 (Successor Company) and the period from January 1 to July 9, 2014 (Predecessor Company) are distinct reporting periods as a result of our emergence from bankruptcy on July 9, 2014.  References in these results of operation and the percentage change combine the Successor Company and the Predecessor Company results for the nine months ended September 30, 2014 in order to provide comparability of such information to the nine months ended September 30, 2015.

	For the Three Months Ended September 30,		Increase
	2015	2014	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,196.0	1,196.0	—	—
Panamax	736.0	736.0	—	—
Ultramax	239.9	—	239.9	100.0%
Supramax	1,932.0	1,932.0	—	—
Handymax	552.0	552.0	—	—
Handysize	1,656.0	1,656.0	—	—

Total	6,311.9	6,072.0	239.9	4.0%

Available days (2)
Capesize	1,187.6	1,179.6	8.0	0.7%
Panamax	684.1	719.5	(35.4)	(4.9)%
Ultramax	237.6	—	237.6	100.0%
Supramax	1,869.3	1,836.0	33.3	1.8%
Handymax	515.6	516.9	(1.3)	(0.3)%
Handysize	1,573.6	1,652.4	(78.8)	(4.8)%

Total	6,067.8	5,904.4	163.4	2.8%

Operating days (3)
Capesize	1,171.2	1,175.1	(3.9)	(0.3)%
Panamax	683.2	715.6	(32.4)	(4.5)%

	For the Three Months Ended September 30,		Increase
	2015	2014	(Decrease)	% Change
Ultramax	236.7	—	236.7	100.0%
Supramax	1,827.8	1,815.0	12.8	0.7%
Handymax	507.6	501.3	6.3	1.3%
Handysize	1,573.2	1,632.8	(59.6)	(3.7)%

Total	5,999.7	5,839.8	159.9	2.7%

Fleet utilization (4)
Capesize	98.6%	99.6%	(1.0)%	(1.0)%
Panamax	99.9%	99.5%	0.4%	0.4%
Ultramax	99.6%	—	99.6%	100.0%
Supramax	97.8%	98.9%	(1.1)%	(1.1)%
Handymax	98.5%	97.0%	1.5%	1.5%
Handysize	100.0%	98.8%	1.2%	1.2%

Fleet average	98.9%	98.9%	—	—

	For the Three Months Ended September 30,		Increase
	2015	2014	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$11,120	$12,131	$(1,011)	(8.3)%
Panamax	5,191	5,474	(283)	(5.2)%
Ultramax	9,628	—	9,628	100.0%
Supramax	5,887	6,978	(1,091)	(15.6)%
Handymax	6,217	6,502	(285)	(4.4)%
Handysize	5,895	6,670	(775)	(11.6)%
Fleet average	7,009	7,696	(687)	(8.9)%

Daily vessel operating expenses (6)
Capesize	$5,320	$5,532	$(212)	(3.8)%
Panamax	5,284	4,767	517	10.8%
Ultramax	4,699	—	4,699	100.0%
Supramax	4,914	4,929	(15)	(0.3)%
Handymax	5,474	5,781	(307)	(5.3)%
Handysize	4,619	4,414	205	4.6%

Fleet average	4,997	4,965	32	0.6%

	For the Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	3,549.0	3,549.0	—	—
Panamax	2,184.0	2,184.0	—	—
Ultramax	600.9	—	600.9	100.0%
Supramax	5,733.0	5,733.0	—	—
Handymax	1,638.0	1,638.0	—	—
Handysize	4,914.0	4,914.0	—	—

Total	18,618.9	18,018.0	600.9	3.3%

Available days (2)
Capesize	3,492.9	3,532.6	(39.7)	(1.1)%
Panamax	2,108.6	2,097.9	10.7	0.5%

	For the Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)	% Change
Ultramax	594.1	—	594.1	100.0%
Supramax	5,442.4	5,448.3	(5.9)	(0.1)%
Handymax	1,463.1	1,556.1	(93.0)	(6.0)%
Handysize	4,765.0	4,826.3	(61.3)	(1.3)%

Total	17,866.1	17,461.2	404.9	2.3%

Operating days (3)
Capesize	3,446.8	3,525.4	(78.6)	(2.2)%
Panamax	2,106.9	2,090.0	16.9	0.8%
Ultramax	593.2	—	593.2	100.0%
Supramax	5,310.4	5,373.7	(63.3)	(1.2)%
Handymax	1,417.2	1,516.8	(99.6)	(6.6)%
Handysize	4,755.0	4,699.6	55.4	1.2%

Total	17,629.5	17,205.5	424.0	2.5%

Fleet utilization (4)
Capesize	98.7%	99.8%	(1.1)%	(1.1)%
Panamax	99.9%	99.6%	0.3%	0.3%
Ultramax	99.9%	—	99.9%	100.0%
Supramax	97.6%	98.6%	(1.0)%	(1.0)%
Handymax	96.9%	97.5%	(0.6)%	(0.6)%
Handysize	99.8%	97.4%	2.4%	2.5%

Fleet average	98.7%	98.5%	0.2%	0.2%

	For the Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$6,204	$13,095	$(6,891)	(52.6)%
Panamax	4,517	7,016	(2,499)	(35.6)%
Ultramax	8,013	—	8,013	100.0%
Supramax	5,478	8,246	(2,768)	(33.6)%
Handymax	5,646	7,979	(2,333)	(29.2)%
Handysize	5,822	7,854	(2,032)	(25.9)%

Fleet average	5,696	8,947	(3,251)	(36.3)%

Daily vessel operating expenses (6)
Capesize	$5,212	$5,430	$(218)	(4.0)%
Panamax	4,748	5,232	(484)	(9.3)%
Ultramax	4,649	—	4,649	100.0%
Supramax	4,876	5,166	(290)	(5.6)%
Handymax	5,163	5,280	(117)	(2.2)%
Handysize	4,492	4,672	(180)	(3.9)%

Fleet average	4,841	5,101	(260)	(5.1)%

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Voyage revenues (in thousands)	$49,167	$47,977	$116,548	$162,702
Voyage expenses (in thousands)	6,638	2,535	14,775	6,475
	$42,529	$45,442	$101,773	$156,227
Total available days	6,067.8	5,904.4	17,866.1	17,461.2
Total TCE rate	$7,009	$7,696	$5,696	$8,947

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

Operating Data

The following tables represent the operating data for the three and nine months ended September 30, 2015 and 2014 on a consolidated basis, which includes the operations of Baltic Trading prior to and after the Merger on July 17, 2015.  The period from July 9 to September 30, 2014 (Successor Company) and the period from July 1 to July 9, 2014 and January 1 to July 9, 2014 (Predecessor Company) are distinct reporting period as a result of our emergence from bankruptcy on July 9, 2014.  References in these results of operating and the percentage change combine the Successor Company and Predecessor Company results for the three and nine months ended September 30, 2014 in order to provide comparability of such information to the three-month and nine-month period ended September 30, 2015. We did not compare the share and per share amounts since the change in our capital structure as a result of the bankruptcy renders these not comparable between the Successor Company and the Predecessor Company.

	Successor	Successor	Predecessor
	Three Months Ended September 30, 2015	Period from July 9 to September 30, 2014	Period from July 1 to July 9, 2014 (restated)	Change	% Change
(U.S. Dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$49,167	$43,943	$4,034	$1,190	2.5%
Service revenues	828	756	72	—	—

Total revenues	49,995	44,699	4,106	1,190	2.4%

Operating Expenses:
Voyage expenses	6,638	2,335	200	4,103	161.9%
Vessel operating expenses	31,544	27,248	2,902	1,394	4.6%
General, administrative and management fees	26,983	15,492	6,147	5,344	24.7%
Depreciation and amortization	20,124	17,356	3,213	(445)	(2.2)%
Other operating income	—	(296)	—	296	(100.0)%

Total operating expenses	85,289	62,135	12,462	10,692	14.3%

Operating loss	(35,294)	(17,436)	(8,356)	(9,502)	36.8%
Other expense	(38,043)	(3,566)	(1,528)	(32,949)	646.8%

Loss before reorganization items, net	(73,337)	(21,002)	(9,884)	(42,451)	137.4%
Reorganization items, net	(174)	(1,167)	(895,534)	896,527	(100.0)%

Loss before income taxes	(73,511)	(22,169)	(905,418)	854,076	(92.1)%
Income tax expense	(292)	(393)	(38)	139	(32.3)%

Net loss	(73,803)	(22,562)	(905,456)	854,215	(92.0)%
Less: Net loss attributable to noncontrolling interest	(7,178)	(4,272)	(53,935)	51,029	(87.7)%
Net loss attributable to Genco Shipping & Trading Limited	$(66,625)	$(18,290)	$(851,521)	$803,186	(92.3)%

Net loss per share - basic	$(0.95)	$(0.30)	$(19.54)	N/A	N/A
Net loss per share - diluted	$(0.95)	$(0.30)	$(19.54)	N/A	N/A
Dividends declared and paid per share	$—	$—	$—	N/A	N/A
Weighted average common shares outstanding - basic	69,824,338	60,299,766	43,568,942	N/A	N/A
Weighted average common shares outstanding - diluted	69,824,338	60,299,766	43,568,942	N/A	N/A

EBITDA (1)	$(41,355)	$3,032	$(846,741)	802,354	(95.1)%

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2015	Period from July 9 to September 30, 2014	Period from January 1 to July 9, 2014 (restated)	Change	% Change
(U.S. Dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$116,548	$43,943	$118,759	$(46,154)	(28.4)%
Service revenues	2,457	756	1,701	—	—

Total revenues	119,005	44,699	120,460	(46,154)	(27.9)%

Operating Expenses:
Voyage expenses	14,775	2,335	4,140	8,300	128.2%
Vessel operating expenses	90,143	27,248	64,670	(1,775)	(1.9)%
General, administrative and management fees	73,798	15,492	31,371	26,935	57.5%
Depreciation and amortization	58,933	17,356	75,952	(34,375)	(36.8)%
Other operating income	—	(296)	—	296	(100.0)%
Impairment of vessel assets	35,396	—	—	35,396	100.0%
Loss on sale of vessels	1,210	—	—	1,210	100.0%

Total operating expenses	274,255	62,135	176,133	35,987	15.1%

Operating loss	(155,250)	(17,436)	(55,673)	(82,141)	112.4%
Other expense	(47,059)	(3,566)	(41,122)	(2,371)	5.3%

Loss before reorganization items, net	(202,309)	(21,002)	(96,795)	(84,512)	71.7%
Reorganization items, net	(1,006)	(1,167)	(915,640)	915,801	(99.9)%

Loss before income taxes	(203,315)	(22,169)	(1,012,435)	831,289	(80.3)%
Income tax expense	(1,553)	(393)	(815)	(345)	28.6%

Net loss	(204,868)	(22,562)	(1,013,250)	830,944	(80.2)%
Less: Net loss attributable to noncontrolling interest	(59,471)	(4,272)	(62,101)	6,902	(10.4)%
Net loss attributable to Genco Shipping & Trading Limited	$(145,397)	$(18,290)	$(951,149)	$824,042	(85.0)%

Net loss per share - basic	$(2.29)	$(0.30)	$(21.83)	N/A	N/A
Net loss per share - diluted	$(2.29)	$(0.30)	$(21.83)	N/A	N/A
Dividends declared and paid per share	$—	$—	$—	N/A	N/A
Weighted average common shares outstanding - basic	63,615,181	60,299,766	43,568,942	N/A	N/A
Weighted average common shares outstanding - diluted	63,615,181	60,299,766	43,568,942	N/A	N/A

EBITDA (1)	$(71,095)	$3,032	$(833,366)	759,239	(91.4)%

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

	Successor			Predecessor
	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015	Period from July 9 to September 30, 2014	Period from July 1 to July 9, 2014 (restated)	Period from January 1 to July 9, 2014 (restated)
Net loss attributable to Genco Shipping & Trading Limited	$(66,625)	$(145,397)	$(18,290)	$(851,521)	$(951,149)
Net interest expense	4,854	13,816	3,573	1,529	41,016
Income tax expense	292	1,553	393	38	815
Depreciation and amortization	20,124	58,933	17,356	3,213	75,952

EBITDA (1)	$(41,355)	$(71,095)	$3,032	$(846,741)	$(833,366)

Results of Operations

The following tables set forth information about the vessels in our fleet, including Baltic Trading’s vessels, as of November 11, 2015:

Vessel	Year Built	Charterer	Charter Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	Swissmarine Asia Pte. Ltd.	March 2016	102% of BCI
Genco Tiberius	2007	Cargill International S.A.	December 2015	102% of BCI
Genco London	2007	Cargill International S.A.	December 2015	102.5% of BCI
Genco Titus	2007	Swissmarine Services S.A.	June 2016	104.5% of BCI
Genco Constantine	2008	Cargill International S.A.	December 2015	102% of BCI
Genco Hadrian	2008	Swissmarine Services S.A.	November 2016	98.5% of BCI(3)
Genco Commodus	2009	Swissmarine Asia Pte. Ltd.	March 2016	98.5% of BCI
Genco Maximus	2009	Swissmarine Services S.A.	February 2016	98.5% of BCI
Genco Claudius	2010	Swissmarine Services S.A.	December 2015	99% of BCI
Genco Tiger	2011	Swissmarine Services S.A.	December 2015	103% of BCI
Baltic Lion	2012	Swissmarine Services S.A.	December 2015	103% of BCI
Baltic Bear	2010	Swissmarine Services S.A.	April 2016	102.5% of BCI
Baltic Wolf	2010	Swissmarine Services S.A.	December 2015	101.5% of BCI

Panamax Vessels
Genco Beauty	1999	Navig8 Inc.	September 2016	94.75% of BPI
Genco Knight	1999	Swissmarine Services S.A.	March 2016	95% of BPI
Genco Leader	1999	Navig8 Pan8 Pool Inc.	February 2016	Spot Pool(4)
Genco Vigour	1999	Swissmarine Services S.A.	February 2016	95% of BPI
Genco Acheron	1999	D/S Norden A/S	December 2015	$12,250(5)
Genco Surprise	1998	Swissmarine Services S.A.	January 2016	96% of BPI
Genco Raptor	2007	GMI Panamax Pool Ltd.	June 2016	100% of BPI
Genco Thunder	2007	Swissmarine Services S.A.	August 2016	100% of BPI

Ultramax Vessels
Baltic Hornet	2014	Swissmarine Asia Pte. Ltd.	February 2017	115.5% of BSI(6)
Baltic Wasp	2015	Pioneer Navigation Ltd.	December 2015	115% of BSI
Baltic Scorpion	2015	Swissmarine Asia Pte. Ltd.	October 2016	115.5% of BSI
Baltic Mantis	2015	Pioneer Navigation Ltd.	December 2016	115% of BSI(7)

Supramax Vessels
Genco Predator	2005	Cargill Ocean Transportation (Singapore) Pte. Ltd.	November 2015	$5,000(8)
Genco Warrior	2005	Centurion Bulk Pte. Ltd., Singapore	June 2016	98.5% of BSI(9)
Genco Hunter	2007	Pioneer Navigation Ltd.	December 2015	106.5% of BSI
Genco Cavalier	2007	DHL Project and Chartering (China) Ltd.	November 2015	$6,150(10)
Genco Lorraine	2009	Chun An Chartering Co., Ltd.	November 2015	$4,850(11)
Genco Loire	2009	Bulkhandling Handymax A/S	February 2016	Spot Pool(12)
Genco Aquitaine	2009	Bulkhandling Handymax A/S	February 2016	Spot Pool(12)
Genco Ardennes	2009	Fednav International Ltd.	December 2015	$10,000(13)
Genco Auvergne	2009	Pioneer Navigation Ltd.	December 2015	100% of BSI
Genco Bourgogne	2010	Clipper Sapphire Pool	May 2016	Spot Pool(14)
Genco Brittany	2010	Clipper Sapphire Pool	May 2016	Spot Pool(14)
Genco Languedoc	2010	Clipper Sapphire Pool	May 2016	Spot Pool(14)
Genco Normandy	2007	Medi Supra Pool Management Ltd.	November 2015	$4,600(15)
Genco Picardy	2005	Ultrabulk A/S	November 2015	$5,000(16)
Genco Provence	2004	Pioneer Navigation Ltd.	August 2016	100% of BSI(17)
Genco Pyrenees	2010	Clipper Sapphire Pool	May 2016	Spot Pool(14)
Genco Rhone	2011	Pioneer Navigation Ltd.	December 2016	100% of BSI(18)
Baltic Leopard	2009	Dragon Carriers Ltd.	December 2015	$4,000(19)
Baltic Panther	2009	Bulkhandling Handymax A/S	February 2016	Spot Pool(12)
Baltic Jaguar	2009	Centurion Bulk Pte. Ltd., Singapore	November 2015	$3,650(20)
Baltic Cougar	2009	Bulkhandling Handymax A/S	February 2016	Spot Pool(12)

Handymax Vessels
Genco Success	1997	Norvic Shipping North America Inc., Toronto	December 2015	$4,650(21)
Genco Carrier	1998	Thoresen Shipping Singapore Pte. Ltd.	December 2015	$4,500(22)
Genco Prosperity	1997	Centurion Bulk Pte. Ltd., Singapore	December 2015	89% of BSI
Genco Wisdom	1997	ED & F MAN Shipping Ltd.	February 2016	89% of BSI
Genco Marine	1996	TST NV, Nevis	February 2016	87% of BSI
Genco Muse	2001	Centurion Bulk Pte. Ltd., Singapore	November 2015	$4,250(23)

Handysize Vessels
Genco Sugar	1998	Clipper Logger Pool	May 2016	Spot Pool(24)
Genco Pioneer	1999	Clipper Logger Pool	May 2016	Spot Pool(24)
Genco Progress	1999	Clipper Logger Pool	May 2016	Spot Pool(24)
Genco Explorer	1999	Clipper Logger Pool	May 2016	Spot Pool(24)
Genco Reliance	1999	Clipper Logger Pool	May 2016	Spot Pool(24)
Baltic Hare	2009	Clipper Logger Pool	May 2016	Spot Pool(24)
Baltic Fox	2010	Clipper Logger Pool	May 2016	Spot Pool(24)
Genco Charger	2005	Clipper Logger Pool	May 2016	Spot Pool(24)
Genco Challenger	2003	Clipper Logger Pool	May 2016	Spot Pool(24)
Genco Champion	2006	Clipper Logger Pool	May 2016	Spot Pool(24)
Baltic Wind	2009	Trammo Bulk Carriers	January 2016	107% of BHSI
Baltic Cove	2010	Clipper Bulk Shipping Ltd.	May 2016	100.5% of BHSI
Baltic Breeze	2010	Trammo Bulk Carriers	January 2017	103% of BHSI(25)
Genco Ocean	2010	Falcon Navigation A/S	July 2016	103% of BHSI
Genco Bay	2010	Clipper Bulk Shipping Ltd.	June 2016	102% of BHSI
Genco Avra	2011	Pioneer Navigation Ltd./Ultrabulk S.A.	Dec. 2015/Mar. 2017	107%/104% of BHSI(26)
Genco Mare	2011	Pioneer Navigation Ltd.	June 2017	103.5% of BHSI(27)
Genco Spirit	2011	Clipper Bulk Shipping Ltd.	August 2016	$7,000(28)

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

(4)         We have reached an agreement to enter this vessel into the Navig8 Pan8 Pool, a vessel pool trading in the spot market of which Navig8 Inc. acts as the pool manager.  Genco can withdraw the vessel with three months’ notice.

(5)         We have reached an agreement with D/S Norden A/S on a time charter for approximately 55 days at a rate of $12,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 14, 2015 after repositioning. A ballast bonus was awarded after the repositioning period. The vessel redelivered to Genco on September 4, 2015.

(6)         We have agreed to an extension with Swissmarine Asia Pte. Ltd. on a spot market-related time charter for 14 to 18.5 months based on 115.5% of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. The extension is expected to begin on or about December 15, 2015.

(7)         We have reached an agreement with Pioneer Navigation Ltd. on a spot market-related time charter for 14 to 18.5 months based on 115% of the BSI, as reflected in daily reports except for the initial 40 days in which hire is based on the average of the Baltic Supramax S2 and S3 routes. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 13, 2015.

(8)         We have reached an agreement with Cargill Ocean Transportation (Singapore) Pte. Ltd. on a time charter for approximately 20 days at a rate of $5,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 18, 2015 after repositioning. The vessel redelivered to Genco on October 16, 2015.

(9)         We have reached an agreement with Centurion Bulk Pte. Ltd., Singapore on a spot market-related time charter for 7.5 to 11.5 months based on 98.5% of the BSI, as reflected in daily reports. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 98.5%. The vessel delivered to charterers on October 25, 2015 after repositioning. The vessel redelivered to Genco on October 7, 2015.

(10)  We have reached an agreement with DHL Project and Chartering (China) Ltd. on a time charter for approximately 35 days at a rate of $6,150 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 8, 2015 after repositioning. The vessel redelivered to Genco on October 1, 2015.

(11)  We have reached an agreement with Chun An Chartering Co., Ltd. on a time charter for approximately 30 days at a rate of $4,850 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 25, 2015 after repositioning. The vessel redelivered to Genco on October 20, 2015.

(12)  We have reached an agreement to enter these vessels into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. Genco can withdraw a vessel with three months’ notice.

(13)  We have reached an agreement with Fednav International Ltd. on a time charter for approximately 45 days at a rate of $10,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 30, 2015 after repositioning. The vessel redelivered to Genco on September 24, 2015.

(14)  We have reached an agreement to enter these vessels into the Clipper Sapphire Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager.  Genco can withdraw a vessel with a minimum notice of six months.

(15)  We have reached an agreement with Medi Supra Pool Management Ltd. on a time charter for approximately 20 days at a rate of $4,600 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 30, 2015 after repositioning. The vessel redelivered to Genco on October 21, 2015.

(16)  We have reached an agreement with Ultrabulk A/S on a time charter for approximately 20 days at a rate of $5,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 22, 2015 after repositioning. The vessel redelivered to Genco on October 20, 2015.

(17)  We have agreed to an extension with Pioneer Navigation Ltd. on a spot market-related time charter for 10.5 to 13.5 months based on 100% of the BSI, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. Genco maintains the option to convert to a fixed rate based on Supramax FFA values at 100%. The extension began on October 12, 2015.

(18)  We have agreed to an extension with Pioneer Navigation Ltd. on a spot market-related time charter for 12 to 15.5 months based on 100% of the BSI, as reflected in daily reports except for the initial 42 days in which hire is based on the average of the Baltic Supramax S2 and S3 routes. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. The extension is expected to begin after completion of drydocking for scheduled maintenance.

(19)  We have reached an agreement with Dragon Carriers Ltd. on a time charter for approximately 30 days at a rate of $4,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on November 6, 2015 after repositioning. The vessel redelivered to Genco on October 27, 2015.

(20)  We have reached an agreement with Centurion Bulk Pte. Ltd., Singapore on a time charter for approximately 20 days at a rate of $3,650 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 24, 2015.

(21)  We have reached an agreement with Norvic Shipping North America Inc., Toronto on a time charter for approximately 25 days at a rate of $4,650 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel is expected to deliver charterers on or about November 17, 2015 after repositioning. The vessel redelivered to Genco on November 3, 2015.

(22)  We have reached an agreement with Thoresen Shipping Singapore Pte. Ltd. on a time charter for approximately 35 days at a rate of $4,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 28, 2015 after repositioning. The vessel redelivered to Genco on October 22, 2015.

(23)  The vessel redelivered to Genco on November 6, 2015 and is currently in drydocking for scheduled maintenance.

(24)  We have reached an agreement to enter these vessels into the Clipper Logger Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager.  Genco can withdraw the vessels with a minimum notice of six months.

(25)  We have reached an agreement with Trammo Bulk Carriers on a spot market-related time charter for 15.5 to 20.5 months based on 103% of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. The vessel delivered to charterers on September 28, 2015 after completion of drydocking for scheduled maintenance.

(26)  We have reached an agreement with Ultrabulk S.A. on a spot market-related time charter for 15.5 to 19.5 months based on 104% of the BHSI, as reflected in daily reports. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel is expected to deliver to charterers after the completion of drydocking for scheduled maintenance.

(27)  We have agreed to an extension with Pioneer Navigation Ltd. on a spot-market related time charter for 12 to 15.5 months based on 103.5% of the BHSI, as reflected in daily reports except for the initial 42 days in which hire is based on the average of the Baltic Handysize HS2 and HS3 routes. The extension is expected to begin after completion of drydocking for scheduled maintenance.

(28)  We have agreed to an extension with Clipper Bulk Shipping Ltd. on a time charter at a rate of $7,000 per day except for the initial 40 days in which the hire rate is $4,250 per day. The minimum and maximum expiration dates of the time charter are August 15, 2016 and October 15, 2016, respectively. The extension began on October 14, 2015.

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

VOYAGE REVENUES-

For the three months ended September 30, 2015, voyage revenues increased by $1.2 million to $49.2 million, or 2.5%, as compared to the three months ended September 30, 2014.  The increase in voyage revenues was primarily due to the increase in the size of our fleet following the delivery of three Ultramax newbuilding vessels, offset by lower rates achieved by the majority of the vessels in our fleet during the third quarter of 2015 versus the same period last year.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased by $687 per day to $7,009 a day for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The decrease in TCE rates was primarily due to lower spot rates achieved by the vessels in our fleet as well as an increase in voyage expenses during the third quarter of 2015 versus the third quarter of 2014.  During the third quarter of 2015, the Baltic Dry Index continued to demonstrate considerable volatility which was most evident within the Capesize sector. Capesize earnings displayed significant strength during the first two months of the quarter approaching a level of $20,000 per day as a result of strong iron ore volumes out of Brazil, but retreated to lower levels towards the end of the quarter.  Demand for smaller class vessels was more stable during the quarter aided by both an extended South American grain season as well as higher steel exports out of China.  Although the slowdown of fleet growth during the first half of the year resulted in marginally improved market dynamics, excess vessel supply has continued to weigh on the drybulk industry.  Higher freight rates registered during the first two months of the quarter contributed to lower vessel demolition activity as compared to the record pace achieved in the first half of 2015.

For the three months ended September 30, 2015 and 2014, we had 6,311.9 and 6,072.0 ownership days, respectively.  The increase in ownership days is a result of the delivery of three Ultramax newbuilding vessels.  Total available days increased to 6,067.8 during the three months ended September 30, 2015 from 5,904.4 during the three months ended September 30, 2014.  The increase in available days was due to the delivery of the three aforementioned three vessels partially offset by an increase in drydocking days during the third quarter of 2015 as compared to the same period last year.  Fleet utilization remained stable at 98.9% during both three month periods ending September 30, 2015 and 2014.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services were provided for a fee of $750 per ship per day during the three months ended September 30, 2015.  During the three months ended September 30, 2015, total service revenue was $0.8 million and did not change from the same period during the prior year.

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

Voyage expenses increased by $4.1 million to $6.6 million during the three months ended September 30, 2015 as compared to the same period during 2014.  The increase was primarily due to an increase in net bunker losses recorded during the third quarter of 2015 based on the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a result of the decrease in bunker prices.  Additionally, there was an increase in voyage expenses as our bunker inventory was written down to its market value as of September 30, 2015 as well as an increase the cost of bunkers consumed during short-term time charters during the third quarter of 2015 as compared to the same period last year.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $1.4 million to $31.5 million during the third quarter of 2015 as compared to the third quarter of 2014.  This increase was primarily due to the operation of larger fleet as a result of the delivery of three Ultramax newbuilding vessels, as well as higher spares and maintenance related expenses.

Daily vessel operating expenses increased marginally by $32 per vessel per day, or 0.6%, to $4,997 per vessel per day during the three months ended September 30, 2015 as compared to the same period during 2014. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended September 30, 2015 were $323 below the weighted-average budgeted rate of $5,320 per vessel per day.

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

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the three months ended September 30, 2015, general, administrative and management fees increased by $5.3 million to $27.0 million as compared to the three months ended September 30, 2014. The increase was primarily a result of higher non-cash compensation expenses in the amount of $2.3 million, mainly arising from awards under the 2014 MIP and expenses related to the merger with Baltic Trading in the amount of $6.9 million. The increase was partially offset by a decrease in expenses related to our restructuring, which were incurred during 2014. We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees increased marginally due to the delivery of three Ultramax newbuilding vessels.

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

Depreciation and amortization expense decreased by $0.4 million to $20.1 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.  This decrease was due to a revaluation of the vessel assets as well as the change in the scrap value as mentioned above.  These decreases were partially offset by the operation of a larger fleet during the third quarter of 2015 as compared to the third quarter of 2014 due to the delivery of three Ultramax newbuilding vessels.

OTHER OPERATING INCOME -

During the three months ended September 30, 2015, other operating income decreased by $0.3 million to $0 as compared to the three months ended September 30, 2014.  During the three months ended September 30, 2014, we received the remaining 50%, including interest, of the cash settlement that was originally due from Samsun on December 30, 2012 as included in the rehabilitation plan approved by the South Korean courts during 2010.  Refer to Note 19 — Commitments and Contingencies in our Condensed Consolidated Financial Statements for further information regarding the settlement payments.

OTHER (EXPENSE) INCOME-

IMPAIRMENT OF INVESTMENT-

During the three months ended September 30, 2015, the impairment of investment increased by $32.5 million as compared to the three months ended September 30, 2014.  We reviewed our investment in Jinhui for indicators of other-than-temporary impairment during the three months ended September 30, 2015 in accordance with Accounting Standards Codification (“ASC”) 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”).  Based on our review, we have deemed the investment in Jinhui to be other-than-temporarily impaired as of September 30, 2015, refer to Note 5 — Investments in our Condensed Consolidated Financial Statements for further information.  As a result, during the three months ended September 30, 2015, we recorded a $32.5 million impairment loss.

NET INTEREST EXPENSE-

During the three months ended September 30, 2015, net interest expense decreased by $0.2 million to $4.9 million as compared to the three months ended September 30, 2014.  Net interest expenses during the three months ended September 30, 2015 consisted of interest expense under our $100 Million Term Loan Facility, $253 Million Term Loan Facility, the $44 Million Term Loan Facility, the 2015 Revolving Credit Facility, the $22 Million Term Loan Facility, the 2014 Term Loan Facilities and the $148 Million Credit Facility.  Net interest expense during the three months ended September 30, 2014 consisted of interest expense under the 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility, the 2010 Credit Facility, the $22 Million Term Loan Facility and the $44 Million Term Loan Facility.  The 2007 Credit Facility and 2010 Notes were terminated upon our emergence from bankruptcy on the Effective Date.  The outstanding indebtedness under the 2010 Baltic Trading Credit Facility was refinanced with the $148 Million Credit Facility on January 7, 2015.  Additionally, interest income, unused commitment fees associated with the aforementioned credit facilities as well as the amortization of deferred financing costs related to the aforementioned credit facilities are included in net interest expense during the three months ended September 30, 2015 and 2014.

The decrease in net interest expense for the third quarter of 2015 as compared to the third quarter of 2014 was primarily due to a decrease in interest expense and amortization of deferred financing fees associated with the 2007 Credit Facility, which was terminated pursuant to the Plan on the Effective Date, and the interest rate swap agreements as three interest rate swap agreements expired during the first quarter of 2014. Refer to Note 10 — Interest Rate Swap Agreements in our Condensed Consolidated Financial Statements.  These decreases were partially offset by an increase in interest expense related to the 2014 Term Loan Facilities, which were entered into by Baltic Trading on October 8, 2014, an increase in interest expense related to the 2015 Revolving Credit Facility which we entered into on April 7, 2015 and an increase in interest expense related to the $148 Million Credit Facility which replaced the 2010 Credit Facility on January 7, 2015 and which had higher debt outstanding during the third quarter of 2015 as compared to the prior year.

REORGANIZATION ITEMS, NET

During the three months ended September 30, 2015, reorganization items, net decreased by $896.5 million to $0.2 million as compared to the three months ended September 30, 2014.  The reorganization items recorded during both periods include trustee fees and professional fees incurred after the Petition Date in relation to the Chapter 11 Cases.  However, the reorganization items recorded during the three months ended September 30, 2014 also include the revaluation of assets and liabilities recorded as part of fresh-start reporting as well as the discharge of liabilities subject to compromise in exchange for issuance of common stock pursuant to the Plan. Refer to Note 18 — Reorganization items, net in our Condensed Consolidated Financial Statements for further detail.  The decrease was due to the winding down of settlement payments as a result of the Chapter 11 Cases as well as the fact that the fresh-start reporting adjustments were one-time adjustments that were recorded immediately upon our emergence from bankruptcy.

INCOME TAX EXPENSE-

During the three months ended September 30, 2015, income tax expense decreased by $0.1 million to $0.3 million as compared to the three months ended September 30, 2014.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially managed vessels for Baltic Trading until the Merger on July 17, 2015, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our Condensed Consolidated Financial Statements for further information.  The decrease in income tax expense during the three months ended September 30, 2015 as compared to the same period during the prior year is primarily due to a decrease in income earned by Genco (USA) during the three months ended September 30, 2015 as a result of the cancellation of the Management Agreement with Baltic Trading effective July 18, 2015 pursuant to the Merger.  As a result of the cancellation, Genco (USA) was no longer earning commercial service revenue, management fees and sales and purchase fees from Baltic Trading effective July 18, 2015.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

During the three months ended September 30, 2015, net loss attributable to noncontrolling interest decreased by $51.0 million to $7.2 million as compared to the three months ended September 30, 2014.  Net loss was allocated to the noncontrolling interest up until July 17, 2015 when the Merger was effective.  Once the Merger was effective, the noncontrolling interest allocation was no longer applicable.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

VOYAGE REVENUES-

For the nine months ended September 30, 2015, voyage revenues decreased by $46.2 million to $116.5 million, or 28.4%, as compared to the nine months ended September 30, 2014.  The decrease in voyage revenues was primarily due to lower rates achieved by the majority of our vessels partially offset by the increase in the size of our fleet due to the delivery of three Ultramax newbuilding vessels.

The average TCE rate of our fleet decreased by $3,251 per day to $5,696 per day for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.  The decrease in TCE rates resulted from lower rates achieved by the vessels in our fleet as well as higher voyage expenses during the nine months ended September 30, 2015 as compared to the same period during 2014.

For the nine months ended September 30, 2015 and 2014, we had 18,618.9 and 18,018.0 ownership days, respectively.  The increase in ownership days is a result of the delivery of three Ultramax newbuilding vessels.  Total available days increased to 17,866.1 during the nine months ended September 30, 2015 from 17,461.2 during the nine months ended September 30, 2014.  This increase in available days was due to the delivery of the three aforementioned vessels partially offset by an increase in repositioning days during the nine months ended September 30, 2015 as compared to the same period last year.  Fleet utilization increased marginally to 98.7% during the nine months ended September 30, 2015 from 98.5% during the nine months ended September 30, 2014.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services were provided for a fee of $750 per ship per day during the nine months ended September 30, 2015.  During such period, total service revenue was $2.5 million and did not change from the same period during the prior year.

VOYAGE EXPENSES-

Voyage expenses increased by $8.3 million to $14.8 million during the nine months ended September 30, 2015 as compared to the same period during 2014.  The increase was primarily due to an increase in net bunker losses recorded during the nine months ended September 30, 2015 based on the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a result of the decrease in bunker prices.  Additionally, there was an increase in voyage expenses as our bunker inventory was written down to its market value as of March 31, 2015, June 30, 2015 and September 30, 2015, as well as an increase the cost of bunkers consumed during short-term time charters during the nine months ended September 30, 2015 as compared to the same period last year.  These increases were partially offset by a decrease in third-party broker commissions as a result of the decrease in voyage revenue earned during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $1.8 million to $90.1 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.  This decrease was primarily due to lower insurance, stores and maintenance related expenses.  These decreases were partially offset by the operation of a larger fleet as a result of the delivery of three Ultramax newbuilding vessels.

Daily vessel operating expenses decreased by $260 per vessel per day to $4,841 per vessel per day during the nine months ended September 30, 2015 as compared to the same period during 2014.  The decrease in daily vessel operating expenses was primarily due to lower insurance, stores and maintenance related expenses. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the nine months ended September 30, 2015 were $479 below the weighted-average budgeted rate of $5,320 per vessel per day.

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

During the nine months ended September 30, 2015, general, administrative and management fees increased by $26.9 million to $73.8 million as compared to the nine months ended September 30, 2014.  The increase was primarily a result of higher non-cash compensation expense in the amount of $24.4 million, mainly arising from awards under the MIP, and expenses related to the merger with Baltic Trading in the amount of $13.4 million.  The increase was partially offset by a decrease in expenses related to our restructuring which were incurred in 2014.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees increased marginally due to the delivery of three Ultramax newbuilding vessels.

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

Depreciation and amortization expense decreased by $34.4 million to $58.9 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.  This decrease was due to a revaluation of the vessel assets as well as the change in the scrap value as mentioned above.  These decreases were partially offset by the operation of a larger fleet during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to the delivery of three Ultramax newbuilding vessels.

OTHER OPERATING INCOME -

During the nine months ended September 30, 2015, other operating income decreased by $0.3 million to $0 as compared to the nine months ended September 30, 2014.  During the nine months ended September 30, 2014, we received the remaining 50%, including interest, of the cash settlement that was originally due from Samsun on December 30, 2012 as included in the rehabilitation plan approved by the South Korean courts during 2010.  Refer to Note 19 — Commitments and Contingencies in our Condensed Consolidated Financial Statements for further information regarding the settlement payments.

IMPAIRMENT OF VESSEL ASSETS -

During the nine months ended September 30, 2015, we recorded $35.4 million of Impairment of vessel assets which represented an increase of $35.4 million as compared to the same period during 2014.  As of March 31, 2015, the Company determined that the sale of two of Baltic Trading’s vessels, the Baltic Lion and Baltic Tiger, was more likely than not based on Baltic Trading’s expressed consideration to divest of those vessels.  Therefore, the time utilized to determine the recoverability of the carrying value of the vessel assets was significantly reduced, and after determining that the sum of the estimated undiscounted future cash flows attributable to the Baltic Lion and Baltic Tiger would not exceed the carrying value of the respective vessels, the Company reduced the carrying value of each vessel to its fair market value.  For this reason, the Company recorded an impairment charge for these vessels during the first quarter of 2015.  Refer to Note 1 — General information in our Condensed Consolidated Financial Statements for further information.

LOSS ON SALE OF VESSELS -

During the nine months ended September 30, 2015, we recorded a $1.2 million loss on sale of vessels.  On April 8, 2015, Baltic Trading sold two of its vessels, the Baltic Lion and Baltic Tiger, to us at a loss of $1.2 million. This represented an increase of $1.2 million as compared to the same period during 2014.

OTHER (EXPENSE) INCOME-

IMPAIRMENT OF INVESTMENT-

During the nine months ended September 30, 2015, impairment of investment increased by $32.5 million as compared to the nine months ended September 30, 2014.  We reviewed our investment in Jinhui for indicators of other-than-temporary impairment during the three months ended September 30, 2015 in accordance with Accounting Standards Codification (“ASC”) 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”).  Based on our review, we have deemed the investment in Jinhui to be other-than-temporarily impaired as of September 30, 2015, refer to Note 5 — Investments in our Condensed Consolidated Financial Statements for further information.  As a result, during the nine months ended September 30, 2015, we recorded a $32.5 million impairment loss.

NET INTEREST EXPENSE-

During the nine months ended September 30, 2015, net interest expense decreased by $30.8 million to $13.8 million as compared to the nine months ended September 30, 2014.  Net interest expense during the nine months ended September 30, 2015 consisted of interest expense under our $100 Million Term Loan Facility, $253 Million Term Loan Facility, the $44 Million Term Loan Facility, the 2015 Revolving Credit Facility, the $22 Million Term Loan Facility and the 2014 Term Loan Facilities.  Additionally, during the nine months ended September 30, 2015, we recorded interest expense for the 2010 Baltic Trading Credit Facility until January 7, 2015 when Baltic Trading refinanced the outstanding indebtedness under this facility with the $148 Million Credit Facility for which we recorded interest expense for the remainder of the nine months ended September 30, 2015.  Net interest expense during the nine months ended September 30, 2014 consisted of interest expense under the 2007 Credit Facility, $100 Million Term Loan Facility, $253 Million Term Loan Facility, the 2010 Credit Facility, the $22 Million Term Loan Facility, the $44 Million Term Loan Facility, as well as interest expense related to our 5.0% Convertible Senior Notes (the “2010 Notes”).  The 2007 Credit Facility and 2010 Notes were terminated upon our emergence from bankruptcy on the Effective Date.  Additionally, interest income, unused commitment fees associated with the aforementioned credit facilities as well as the amortization of deferred financing costs related to the aforementioned credit facilities are included in net interest expense during the nine months ended September 30, 2015 and 2014.

The decrease in net interest expense for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily due to a decrease in interest expense and amortization of deferred financing fees associated with the 2007 Credit Facility, which was terminated pursuant to the Plan on the Effective Date, and the interest rate swap agreements as three interest rate swap agreements expired during the first quarter of 2014. Additionally, there was a decrease in interest expense related to the 2010 Notes as we ceased accreting the liability related to the 2010 Notes and accruing for the related coupon payment on the Petition Date of April 21, 2014.  Refer to Note 8 — Debt, Note 9 — Convertible Senior Notes and Note 10 — Interest Rate Swap Agreements in our Condensed Consolidated Financial Statements.  These decreases were partially offset by an increase in interest expense related to the 2014 Term Loan Facilities, which were entered into by Baltic Trading on October 8, 2014, and an increase in interest expense related to the 2015 Revolving Credit Facility which we entered into on April 7, 2015.  Additionally, there was an increase in interest expense related to the $148 Million Credit Facility which had higher debt outstanding during the nine months ended September 30, 2015 as compared to the same period during 2014.

REORGANIZATION ITEMS, NET

During the nine months ended September 30, 2015, reorganization items, net decreased by $915.8 million to $1.0 million as compared to the nine months ended September 30, 2014.  The reorganization items recorded during both periods include trustee fees and professional fees incurred after the Petition Date in relation to the Chapter 11 Cases.  However, the reorganization items recorded during the nine months ended September 30, 2014 also include the revaluation of assets and liabilities recorded as part of fresh-start reporting as well as the discharge of liabilities subject to compromise in exchange for issuance of common stock pursuant to the Plan. Refer to Note 18 — Reorganization items, net in our Condensed Consolidated Financial Statements for further detail.  The decrease was due to the winding down of settlement payments as a result of the Chapter 11 Cases as well as the fact that the fresh-start reporting adjustments were one-time adjustments that were recorded immediately upon our emergence from bankruptcy.

INCOME TAX EXPENSE-

During the nine months ended September 30, 2015, income tax expense increased by $0.3 million to $1.6 million as compared to the nine months ended September 30, 2014.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially manage vessels for Baltic Trading until the Merger on July 17, 2015, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our Condensed Consolidated Financial Statements for further information.  The increase in income tax expense during the nine months ended September 30, 2015 as compared to the same period during the prior year is primarily due to the 1% purchase fee earned by Genco (USA) from Baltic Trading pursuant to the Management Agreement related to the delivery of the Baltic Wasp during the first quarter of 2015.  This increase was partially offset by a decrease in income earned by Genco (USA) during the nine months ended September 30, 2015 as a result of the cancellation of the Management Agreement with Baltic Trading effective July 18, 2015 pursuant to the Merger.  As a result of the cancellation, Genco (USA) was no longer earning commercial service revenue, management fees and sales and purchase fees from Baltic Trading effective July 18, 2015.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

During the nine months ended September 30, 2015, net loss attributable to noncontrolling interest decreased by $6.9 million to $59.5 million as compared to the nine months ended September 30, 2014.  Net loss was allocated to the noncontrolling interest up until July 17, 2015 when the Merger was effective.  Once the Merger was effective, the noncontrolling interest allocation was no longer applicable.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are currently operating cash flows and long-term borrowings.  We have also historically used issuances of equity and long-term debt securities as sources of financing and may do so in the future.  Our principal use of funds is capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, and fund working capital requirements and repayments on outstanding loan facilities.

Our liquidity needs arise primarily from drydocking for our vessels and working capital requirements as may be needed to support our business and payments required under our indebtedness. Our primary sources of liquidity are cash flow from operations, cash on hand, and credit facility borrowings. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, the economic or business environment in which we operate, weakness in shipping industry conditions, the financial condition of our customers, vendors and service providers, our ability to comply with the financial and other covenants of our post-restructuring indebtedness, and other factors. While the current drybulk rate environment is weak, we believe that internally generated cash flow and cash on hand (including proceeds from credit facility borrowings) will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months. Given the weak drybulk rate environment, we may seek to raise additional capital through debt or equity offerings or selling assets (including vessels), in order to enhance our liquidity position or to meet our liquidity requirements if the weak environment continues in the intermediate term.

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

Our credit facilities subsequent to the Merger require us to maintain a current minimum cash balance of $52.5 million certain portions of which can be satisfied by undrawn working capital lines. Pursuant to the terms of the 2015 Revolving Credit Facility as defined below, we are also currently subject to a $3.2 million debt service reserve for that facility only, which is inclusive of the total $52.5 million current minimum cash balance on a fleetwide basis.

In addition, under the collateral maintenance covenants, as amended, of our 2015 Revolving Credit Facility, $253 Million Term Loan Facility, our $100 Million Term Loan Facility, the $148 Million Credit Facility, the $22 Million Term Loan Facility, the $44 Million Term Loan Facility and the 2014 Term Loan Facilities, the aggregate valuations of our vessels pledged under each facility must at least be a certain percentage of loans outstanding , which percentages are currently 140%, 135%, 130%, 140%, 110%, 125% and 125%, respectively.  If this test is not met, we may be required to take certain actions to remedy the shortfall, including pledging of other unencumbered vessels.  See “Critical Accounting Policies — Vessels and Depreciation” below for further details of our vessel valuations.

Following the procurement of updated valuations in August 2015, we did not meet the 130% collateral maintenance test under the $100 Million Term Loan Facility.  The actual percentage measured by us was 126.2% at September 30, 2015, including the additional collateral as described below.  Under the terms of the credit facility, we would need to remedy such shortfall within 30 days from the time we are requested by the agent.  We were not notified by the agent to take any remedial actions.  However, in October 2015, we added one of our unencumbered Handymax vessels, the Genco Prosperity, as additional collateral to cover the shortfall and satisfy the collateral maintenance test.  The next date valuation under this credit facility will be required is on or around February 17, 2016.  Additionally, on April 24, 2015, we added one of our unencumbered Handysize vessels, the Genco Sugar, as additional collateral under the $100 Million Term Loan Facility to cover our collateral maintenance shortfall as of March 31, 2015.

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

At June 30, 2015, we did not meet the 140% collateral maintenance test under the $148 Million Credit Facility.  The actual percentage measured by us was 132.0% at June 30, 2015.  Under the credit facility terms then in effect, we were required to remedy such a shortfall within 60 days; however, the collateral maintenance requirement was amended prior to the expiration of such period such that were in compliance.  See “Amendment and Consent Agreements Related to the Merger” section in Note 8 — Debt in our Condensed Consolidated Financial Statements.  Additionally, during August 2015, we added two of our unencumbered Handysize vessels, the Genco Pioneer and Genco Progress, as additional collateral under this facility.

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

Prior to the merger with Baltic Trading, Genco Investments LLC owned 6,356,471 shares of Baltic Trading’s Class B Stock, which represented an 10.85% ownership interest in Baltic Trading and 64.60% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  On April 7, 2015, we entered into a definitive merger agreement with Baltic Trading (the “Merger”) under which we acquired Baltic Trading in a stock-for-stock transaction.  The Merger was approved on July 17, 2015. Under the terms of the agreement, Baltic Trading became our indirect wholly-owned subsidiary, and Baltic Trading shareholders (other than GS&T and its subsidiaries) received 0.216 shares of our common stock for each share of Baltic Trading’s common stock they own at closing, with fractional shares to be settled in cash.  Upon consummation of the transaction on July 17, 2015, our shareholders owned approximately 84.5% of the combined company, and Baltic Trading’s shareholders (other than the GS&T and its subsidiaries) own approximately 15.5% of the combined company.  Shares of Baltic Trading’s Class B stock (all of which are owned by us) were canceled in the Merger.  Our stock began trading on the New York Stock Exchange after consummation of the transaction on July 20, 2015 under the symbol “GNK.”

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

On November 4, 2015, thirteen of our wholly-owned subsidiaries entered into a Facility Agreement, by and among such subsidiaries as borrowers (collectively, the “Borrowers”); Genco Holdings Limited, our newly formed direct subsidiary of which the Borrowers are direct subsidiaries (“Holdco”); certain funds managed or advised by Hayfin Capital Management, Breakwater Capital Ltd, or their nominee, as lenders; and Hayfin Services LLP, as agent and security agent (the “$98 Million Credit Facility”).

The Borrowers borrowed the maximum available amount of $98.3 million under the facility on November 10, 2015.

Borrowings under the facility are available for working capital purposes.  The facility has a final maturity date of September 30, 2020, and the principal borrowed under the facility will bear interest at LIBOR for an interest period of three months plus a margin of 6.125% per annum.  The facility has no fixed amortization payments for the first two years and fixed amortization payments of $2.5 million per quarter thereafter.  To the extent the value of the collateral under the facility is 182% or less of the loan amount outstanding, the Borrowers are to prepay the loan from earnings received from operation of the thirteen collateral vessels after deduction of the following amounts:  costs, fees, expenses, interest, and fixed principal repayments under the facility; operating expenses relating to the thirteen vessels; and the Borrowers’ pro rata share of general and administrative expenses based on the number of vessels they own.

The Facility Agreement requires the Borrowers and, in certain cases, the Company and Holdco to comply with a number of covenants substantially similar to those in the other credit facilities of Genco and its subsidiaries, including financial covenants related to maximum leverage, minimum consolidated net worth, minimum liquidity, and dividends; collateral maintenance requirements; and other customary covenants.  The Facility Agreement includes usual and customary events of default and remedies for facilities of this nature.

Borrowings under the facility are secured by first priority mortgage on the vessels owned by the Borrowers, namely the Genco Constantine, the Genco Augustus, the Genco London, the Genco Titus, the Genco Tiberius, the Genco Hadrian,  the Genco Knight, the Genco Beauty,  the Genco Vigour, the Genco Predator, the Genco Cavalier, the Genco Champion, and the Genco Charger, and related collateral.  Pursuant to the Facility Agreement and a separate Guarantee executed by the Company, the Company and Holdco are acting as guarantors of the obligations of the Borrowers and each other under the Facility Agreement and its related documentation.

On April 7, 2015, five of our wholly-owned subsidiaries, Genco Commodus Limited, Genco Maximus Limited, Genco Claudius Limited, Genco Hunter Limited and Genco Warrior Limited (collectively, the “Subsidiaries”) entered into a loan agreement by and among the Subsidiaries, as borrowers, ABN AMRO Capital USA LLC, as arranger, facility agent, security agent, and as lender, providing for a $59.5 million revolving credit facility, with an uncommitted accordion feature that has since expired (the “2015 Revolving Credit Facility”).  On April 7, 2015, we entered into a guarantee of the obligations of the Subsidiaries under the 2015 Revolving Credit Facility, in favor of ABN AMRO Capital USA LLC.  Borrowings under the 2015 Revolving Credit Facility are to be secured by liens on each of the Subsidiaries’ respective vessels; specifically, the Genco Commodus, Genco Maximus, Genco Claudius, Genco Hunter and Genco Warrior and other related assets.

Borrowings under the 2015 Revolving Credit Facility have been used for general corporate purposes including “working capital” (as defined in the 2015 Revolving Credit Facility) and to finance the purchase of drybulk vessels.  The 2015 Revolving Credit Facility has a maturity date of March 31, 2020.  Borrowings under the 2015 Revolving Credit Facility bear interest at LIBOR plus a margin based on a combination of utilization levels under the 2015 Revolving Credit Facility and a security maintenance cover ranging from 3.40% per annum to 4.25% per annum.  The commitment under the 2015 Revolving Credit Facility is subject to quarterly reductions of $1.6 million.  Borrowings under the 2015 Revolving Credit Facility are subject to 20 equal consecutive quarterly installment repayments commencing three months after the date of the loan agreement, or July 7, 2015.  On April 8, 2015, we drew down $25.0 million on the 2015 Revolving Credit Facility for working capital purposes and to partially fund the purchase of the Baltic Lion and Baltic Tiger from Baltic Trading.  Additionally, on July 10, 2015, we drew down $10.0 million for working capital purposes.  Lastly, on October 14, 2015, the Company drew down $21.2 million for working capital purposes.  A commitment fee of 1.5% per annum is payable on the undrawn amount of the maximum loan amount.

On April 30, 2015, we entered into agreements to amend or waive certain provisions of the $100 Million Term Loan Agreement and the $253 Million Term Loan Facility.  Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for further information.

On July 14, 2015, Baltic Trading and certain of its wholly owned subsidiaries entered into agreements to amend, provide consents under, or waive certain provisions of the $22 Million Term Loan Facility, the 2014 Term Loan Facilities and the $148 Million Credit Facility.

On December 31, 2014, Baltic Trading entered into a $148.0 million senior secured credit facility with Nordea Bank Finland plc, New York Branch (“Nordea”), as Administrative and Security Agent, Nordea and Skandinaviska Enskilda Banken AB (Publ) (“SEB”), as Mandated Lead Arrangers, Nordea, as Bookrunner, and the lenders (including Nordea and SEB) party thereto (the “$148 Million Credit Facility”).  The $148 Million Credit Facility is comprised of a $115.0 million revolving credit facility and $33.0 million term loan facility.  Borrowings under the revolving credit facility will be used to refinance Baltic Trading’s outstanding indebtedness under the 2010 Credit Facility.  Amounts borrowed under the revolving credit facility of the $148 Million Credit Facility may be re-borrowed.  Borrowings under the term loan facility of the $148 Million Credit Facility may be incurred pursuant to two single term loans in an amount of $16.5 million each that have been used to finance, in part, the purchase of two of our newbuilding Ultramax vessels, the Baltic Scorpion and Baltic Mantis.  Amounts borrowed under the term loan facility of the $148 Million Term Loan Facility may not be re-borrowed.

The $148 Million Credit Facility has a maturity date of December 31, 2019.  Borrowings under this facility bear interest at LIBOR plus an applicable margin of 3.00% per annum.  A commitment fee of 1.2% per annum is payable on the unused daily portion of the $148 Million Credit Facility, which began accruing on December 31, 2014.  The commitment under the revolving credit facility of the $148 Million Term Loan Facility is subject to equal consecutive quarterly reductions of approximately $2.5 million each beginning June 30, 2015 through September 30, 2019.  Borrowings under the term loan facility of the $148 Million Term Loan Facility are subject to equal consecutive quarterly installment repayments commencing three months after delivery of the relevant newbuilding Ultramax vessel, each in the amount of 1/60th of the aggregate outstanding term loan.  All remaining amounts outstanding under the $148 Million Term Loan Facility must be repaid in full on the maturity date, December 31, 2019.  Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for additional information regarding the $148 Million Credit Facility.

On October 8, 2014, Baltic Trading and its wholly-owned subsidiaries, Baltic Hornet Limited and Baltic Wasp Limited, each entered into a loan agreement and related documentation for a credit facility in a principal amount of up to $16.8 million with ABN AMRO Capital USA LLC and its affiliates (the “2014 Term Loan Facilities”) to partially finance the newbuilding Ultramax vessel that each subsidiary is to acquire, namely the Baltic Hornet and Baltic Wasp, respectively. Amounts borrowed may not be reborrowed. The 2014 Term Loan Facilities have a ten-year term and is to be repaid in 20 equal consecutive semi-annual installments of 1/24 of the facility amount a balloon payment of 1/6 of the facility amount to be paid at final maturity. Principal repayments will commence six months after the actual delivery date for the vessel and borrowing bear interest at three or six-month LIBOR rate plus an applicable margin of 2.50%. Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for additional information regarding the 2014 Term Loan Facilities. On October 24, 2014, Baltic Trading drew down $16.8 million for the purchase of the Baltic Hornet, which was delivered on October 29, 2014.  On December 30, 2014, Baltic Trading drew down $16.4 million for the purchase of the Baltic Wasp, which was delivered on January 2, 2015.

Dividends

We are currently prohibited from paying dividends under certain of our facilities, the longest restriction of which is in effect until May 1, 2017. Following May 1, 2017, the amount of dividends we may pay is limited based on the amount of the loans outstanding under the 2015 Revolving Credit Facility and the $98 Million Credit Facility, as well as the ratio of the value of vessels and certain other collateral pledged under the $98 Million Credit Facility to the amount of the loan outstanding under such facility.  In addition, dividends may not exceed 50% of our net income (as defined in the 2015 Revolving Credit Facility) and may only be paid out of excess cash flow of Genco and its subsidiaries (as defined in the $98 Million Credit Facility). Moreover, we would make dividend payments to our shareholders only if our Board of Directors, acting in its sole discretion, determines that such payments would be in our best interest and in compliance with relevant legal and contractual requirements. The principal business factors that our Board of Directors would consider when determining the timing and amount of dividend payments would be our earnings, financial condition and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends other than from surplus. Marshall Islands law also prohibits the declaration and payment of dividends while a company is insolvent or would be rendered insolvent by the payment of such a dividend.

Cash Flow

Net cash used in operating activities decreased by $18.2 million to $39.4 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.  Excluding the non-cash impairment of vessel assets of $35.4 million, the non-cash impairment of our investment in Jinhui of $32.5 million and the non-cash loss on the disposal of vessels of $0.9 million, we recorded a net loss in the amount of $136.0 million during the nine months ended September 30, 2015.  Excluding the $880.4 million in non-cash reorganization items and fresh-start reporting adjustments reflected in the net loss recorded by the Predecessor Company during the period from January 1 to July 9, 2014 and the aforementioned non-cash expenses during the nine months ended September 30, 2015, net loss decreased by $19.4 million during the nine months ended September 30, 2015 as compared to the same period during 2014.  The decrease in cash used by operating activities was primarily due to a $24.4 million increase in the amortization of nonvested stock compensation due to the amortization of the MIP Warrants and restricted shares issued after July 9, 2014 by the Successor Company.  The fluctuation in accounts payable and accrued expenses increased by $3.7 million due to merger related expenses incurred during the nine months ended September 30, 2015 and the fluctuation in prepaid expenses and other current assets increased by $6.1 million due to the timing of payments.  These decreases in net cash used in operations was offset by a decrease in depreciation and amortization expense of $34.4 million as a result of the adoption of fresh-start reporting on July 9, 2014 which required us to revalue our vessel assets at market partially offset by the increase in the size of our fleet due to the delivery of three Baltic Trading vessels after September 30, 2014.

Net cash used in investing activities decreased by $5.0 million to $26.4 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.  Net cash used in investing activities during the nine months ended September 30, 2015 by the Successor Company consisted primarily of $46.1 million of vessel asset purchases, including deposits.  This consisted primarily of deposits made for the three Ultramax vessels that Baltic Trading agreed to acquire, one of which was delivered during the first quarter of 2015 and one of which was delivered during the third quarter of 2015.  The last vessel was delivered on October 9, 2015.  Additionally, there was a $19.6 million fluctuation of the change in deposits of restricted cash related to the $19.6 million of restricted cash that was held in an escrow account as of December 31, 2014 for the purchase of the Baltic Wasp which was released to the shipyard upon the vessel delivery on January 2, 2015.  Net cash used in investing activities by the Successor Company and Predecessor Company during the periods from July 9 to September 30, 2014 and January 1 to July 9, 2014, respectively, consisted primarily of $0.9 million and $30.0 million of vessel asset purchases, including deposits, respectively.  These amounts consisted primarily of deposits made for the four Ultramax vessels that Baltic Trading agreed to acquire, one of which was delivered during the fourth quarter of 2014.

Net cash provided by financing activities decreased by $46.0 million to $26.9 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.  Net cash provided by financing activities for the nine months ended September 30, 2015 for the Successor Company consisted primarily of $131.5 million of proceeds from the $148 Million Credit Facility and $35.0 million of proceeds from the 2015 Revolving Credit Facility partially offset by the following: $102.3 million repayment of debt under the 2010 Credit Facility, $16.9 million repayment of debt under the $253 Million Term Loan Facility, $5.8 million repayment of debt under the $100 Million Term Loan Facility, $2.1 million repayment of debt under the $44 Million Term Loan Facility, $4.9 million repayment of debt under the $148 Million Credit Facility, $1.1 million repayment of debt under the $22 Million Term Loan Facility, $1.4 million repayment of debt under the 2014 Term Loan Facilities, $4.5 million payment of deferred financing costs and $0.7 million cash settlement paid to non-accredited 2010 Note holders. Net cash used in financing activities for the period from July 9 to September 30, 2014 for the Successor Company consisted primarily of the following:  $1.9 million repayment of debt under the $100 Million Term Loan Facility, $0.7 million repayment of debt under the $44 Million Term Loan Facility, $0.4 million repayment of debt under the $22 Million Term Loan Facility, $0.5 million payment of deferred financing costs, $0.4 million cash settlement paid to non-accredited 2010 Note Holders and $0.5 million dividend payment by Baltic Trading to its shareholders.  Net cash provided by financing activities for the period from January 1 to July 9, 2014 for the Predecessor Company consisted primarily of $100.0 million received for the Rights Offering pursuant to the Plan partially offset by the following:  $10.2 million repayment of debt under the $253 Million Term Loan Facility, $3.8 million repayment of debt under the $100 Million Term Loan Facility, $1.4 million repayment of debt under the $44 Million Term Loan Facility, $0.8 million repayment of debt under the $22 Million Term Loan Facility, $4.5 million payment of deferred financing costs, a $2.0 million dividend payment by Baltic Trading to its shareholders and $0.1 million for payment of common stock issuance costs by Baltic Trading.

Credit Facilities

Refer to the 2014 10-K, as amended, for a summary and description of our outstanding credit facilities, including the underlying financial and non-financial covenants.  On October 8, 2014, wholly-owned subsidiaries of Baltic Trading entered into the 2014 Term Loan Facilities to fund a portion of the purchase of the Baltic Hornet and Baltic Wasp. Additionally, on December 31, 2014, Baltic Trading entered into the $148 Million Credit Facility which is comprised of a $115.0 million revolving credit facility and $33.0 million term loan facility to fund or refund a portion of the purchase of the Baltic Scorpion and Baltic Mantis. Borrowings under the $148 Million Credit Facility were used to refinance Baltic Trading’s indebtedness under the 2010 Credit Facility.  On April 7, 2015, five of our wholly-owned subsidiaries entered into 2015 Revolving Credit Facility which provides for a $59.5 million revolving credit facility with an uncommitted accordion feature that has since expired. On April 30, 2015, we entered into agreements to amend or waive certain provisions of the $100 Million Term Loan Agreement and the $253 Million Term Loan Facility. On July 14, 2015, Baltic Trading and certain of its wholly owned subsidiaries entered into agreements to amend, provide consents under, or waive certain provisions of the $22 Million Term Loan Facility, the 2014 Term Loan Facilities and the $148 Million Credit Facility. Lastly, on November 4, 2015, thirteen of our wholly-owned subsidiaries entered into the $98 Million Credit Facility to be used for working capital purposes.  Refer to Note 8 —Debt in our Condensed Consolidated Financial Statements for further information regarding the terms and fees associated with these agreements.

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

Key components of the Plan regarding the credit facilities and the 2010 Notes included:

•                  The conversion of 100% of the Claims under the 2007 Credit Facility into 81.1% of the New Genco Common Stock (subject to dilution by the warrants issued under the Plan). On the Effective Date, the 2007 Credit Facility was terminated, and the liens and mortgages thereunder were released. Refer to Note 8 — Debt in our Condensed Consolidated Balance Sheet for further information.

•                  The conversion of 100% of the Claims under the 2010 Notes into 8.4% of the New Genco Common Stock (subject to dilution by the warrants issued under the Plan). On the Effective Date, the 2010 Notes and the Indenture were fully satisfied and discharged. Refer to Note 9 — Convertible Senior Notes in our Condensed Consolidated Financial Statements for further information.

•                  The amendment and restatement of the $253 Million Term Loan Facility and the $100 Million Term Loan Facility as of the Effective Date, with extended maturities, a financial covenant holiday and certain other amendments, as discussed further in Note 8 — Debt in our Condensed Consolidated Financial Statements.

As of September 30, 2015, we believe we were in compliance with all of the financial covenants under the $253 Million Term Loan Facility; the $100 Million Term Loan Facility; the $44 Million Term Loan Facility; the 2015 Revolving Credit Facility; the $148 Million Credit Facility; the $22 Million Term Loan Facility and the 2014 Term Loan Facilities.  Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for discussion of any remedies that were taken to resolve any collateral maintenance requirements that were originally not met as of September 30, 2015.

Convertible Notes Payable

Refer to Note 9 — Convertible Senior Notes of our Condensed Consolidated Financial Statements for a summary of the convertible notes payable.  On the Effective Date when the Company emerged from Chapter 11, the 2010 Notes and the Indenture were fully satisfied and discharged.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At September 30, 2015 and December 31, 2014, we did not have any interest rate swap agreements.  As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  In determining the fair value of interest rate derivatives, we would consider the creditworthiness of both the counterparty and ourselves immaterial. Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations.  Amounts would not and should not be identical due to the different modeling assumptions.  Any material differences would be investigated.

Refer to Note 10 — Interest Rate Swap Agreements of our Condensed Consolidated Financial Statements, which discusses the interest rate swap agreement that were in place prior to the Effective Date.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charterers and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of September 30, 2015 and December 31, 2014.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of September 30, 2015.  The table incorporates the employment agreement entered into in September 2007 with our President, John Wobensmith.  The interest and borrowing fees and credit agreement payments below reflect the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, the $44 Million Term Loan Facility, the 2015 Revolving Credit Facility, the $22 Million Term Loan Facility, the 2014 Term Loan Facilities and the $148 Million Credit Facility, as well as other fees associated with the facilities.  Additionally, the interest and borrowing fees and credit agreement payments below reflect the unused fees, interest expense, upfront fees, estimated commitment fees and credit facility repayments related to the $98 Million Credit Facility which was entered into on November 4, 2015.  Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for further information regarding the terms of the aforementioned credit facilities.  The following table also incorporates the future lease payments associated with the lease for our current space and excludes the lease from our former space as we have filed a motion to reject the lease for our former space in the bankruptcy proceedings, which was accepted on the Effective Date upon our emergence from Chapter 11.  Refer to Note 19 — Commitments and Contingencies in our Condensed Consolidated Financial Statements for further information regarding the terms of our current lease agreement.

	Total	Less than One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Credit Agreements (2)	$598,266	$9,832	$108,527	$353,071	$126,836
Interest and borrowing fees	94,115	7,824	45,683	34,757	5,851
Remainder of purchase price of vessels (3)	3,100	3,100	—	—	—
Executive employment agreement	602	156	446	—	—
Office leases	18,927	269	2,152	3,146	13,360
Totals	$715,010	$21,181	$156,808	$390,974	$146,047

(1)         Represents the three-month period ending December 31, 2015.

(2)         On October 7, 2015, $16.5 million was drawn down on the $148 Million Credit Facility in order to fund the purchase of the Baltic Mantis, which was delivered on October 9, 2015.  As such, it is included in the total contractual obligation for credit agreement payments.

(3)         Upon the delivery of the Baltic Mantis on October 9, 2015, the remaining purchase price of $19.6 million was paid to Yangfan Group Co., Ltd., of which $3.1 million has been included in the table above as the $16.5 million draw down is included in the total contractual obligation for credit agreement payments.

Interest expense has been estimated using 0.34% plus the applicable margin of 3.50% for the $100 Million Term Loan Facility and the $253 Million Term Loan Facility, 3.90% for the 2015 Revolving Credit Facility and 6.125% for the $98 Million Credit Facility.  For the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, interest expense has been estimated using 0.34% plus the applicable margin of 3.35%.  Interest expense has been estimated using 0.34% plus the applicable margin for the $148 Million Credit Facility and for the 2014 Term Loan Facilities of 3.00% and 2.50%, respectively.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Including Baltic Trading’s vessels and the delivery of the Baltic Mantis on October 9, 2015, our fleet currently consists of 13 Capesize drybulk carriers, eight Panamax drybulk carriers, four Ultramax drybulk carriers, 21 Supramax drybulk carriers, six Handymax drybulk carriers and 18 Handysize drybulk carriers.

As previously announced, we have initiated a fuel efficiency upgrade program for certain of our vessels. We believe this program will generate considerable fuel savings going forward and increase the future earnings potential for these vessels. The cost of the upgrades, which will be performed under the planned drydocking schedule, is expected to be approximately $0.3 million for a Supramax vessel and $0.5 million for a Capesize vessel and is included in our estimated drydocking costs below.  The upgrades have been successfully installed on 14 of our vessels, which completed their respective planned drydockings during 2014 and 2015.  During the remainder of 2015, we expect these upgrades to be installed on one of our Supramax vessels and one of our Capesize vessels.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet. We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, and scheduled off-hire days for our fleet through 2016 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2015 (October 1- December 31, 2015)	$4.5	100
2016	$10.1	310

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

Actual length of drydocking will vary based on the condition of the vessel, yard schedules and other factors.  Higher repairs and maintenance expense during drydocking for vessels which are over 15 years old typically result in a higher number of off-hire days depending on the

During the nine months ended September 30, 2015 and the period from July 9 to September 30, 2014, we incurred a total of $10.3 million and $3.0 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.  During the period from January 1 to July 9, 2014, we incurred a total of $9.3 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

Seventeen of our vessels completed their drydockings during the nine months ended September 30, 2015, including the Genco Bourgogne, which entered the drydocking yard during the fourth quarter of 2014.  Additionally, the Baltic Wolf entered the drydocking yard during the third quarter of 2015, but did not complete its drydocking until the fourth quarter of 2015. We estimate that five of our vessels will be drydocked during the remainder of 2015 (including the Baltic Wolf) and an additional 11 of our vessels will be drydocked during 2016.

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

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value.  Effective July 9, 2014, the Effective Date, we increased the estimated scrap value of the vessels from $245/lwt to $310/lwt prospectively based on the 15-year average scrap value of steel.  This increase in the residual value of the vessels will decrease the annual depreciation charge over the remaining useful life of the vessels.  During the three and nine months ended September 30, 2015 and the period from July 9 to September 30, 2014, the increase in the estimated scrap value resulted in a decrease in depreciation expense of approximately $0.8 million, $2.4 million and $0.7 million, respectively, for the Successor Company.  Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2014 10-K, as amended.  Excluding the three Bourbon vessels we resold immediately upon delivery to MEP at our cost, we have sold three of our vessels since our inception and realized a profit in each instance.  However, we did determine to cancel an acquisition of six drybulk newbuildings in November 2008, incurring a $53.8 million loss from the forfeiture of our deposit and related interest.  At March 31, 2015, we determined that the sale of the Baltic Lion and Baltic Tiger was probable based on Baltic Trading’s expressed consideration to divest of those vessels to increase its liquidity position and strengthen our balance sheet.  Therefore, the time utilized to determine the recoverability of the carrying value of the vessel assets was significantly reduced, and after determining that the sum of the estimated undiscounted future cash flows attributable to the Baltic Lion and Baltic Tiger would not exceed the carrying value of the respective vessels, the Company reduced the carrying value of each vessel to its fair market value.  On April 7, 2015, we entered into an agreement with Baltic Trading to purchase the Baltic Lion and Baltic Tiger for an aggregate purchase price of $68.5 million, not including commission, which closed on April 8, 2015.  During the three and nine months ended September 30, 2015, we have recorded an impairment loss related to these vessel assets of $0 and $35.4 million, respectively, as it was determined that the estimated undiscounted future cash flows attributable to these vessels would not exceed the carrying value and during the three and nine months ended September 30, 2015, we have recorded a loss on disposal of vessels of $0 and $1.2 million, respectively.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $100 Million Term Loan Facility, as amended; the $253 Million Term Loan Facility, as amended; the 2015 Revolving Credit Facility; the $44 Million Term Loan Facility; the $148 Million Credit Facility; the $22 Million Term Loan Facility; and the 2014 Term Loan Facilities at September 30, 2015.  Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for discussion of any remedies that were taken to resolve any collateral maintenance requirements that were originally not met as of September 30, 2015.  We obtained valuations for all of the vessels in our fleet, including Baltic Trading, on or around June 30, 2015 pursuant to the terms of the credit facilities, with the exception of the $100 Million Term Loan Facility which we utilized August 19, 2015 valuations pursuant to the terms of the credit facility.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at September 30, 2015 and December 31, 2014.

At September 30, 2015, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date, with the exception of the Baltic Lion and Genco Tiger, were lower than their carrying values at September 30, 2015.  At December 31, 2014, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date, with the exception of the Genco Avra, Genco Mare and Genco Spirit, were lower than their carrying values at December 31, 2014.  For the Genco Ocean, Genco Bay, Genco Avra, Genco Mare, Genco Spirit and Genco Sugar (which was added as additional collateral under this facility effective April 24, 2015), the last compliance testing date prior to September 30, 2015 and December 31, 2014 was August 19, 2015 and August 18, 2014, respectively, in accordance with the terms of the $100 Million Term Loan Facility; for all other vessels, the compliance testing date was June 30, 2015 and December 31, 2014, respectively, in accordance with the terms of the applicable credit facility.

The amount by which the carrying value at September 30, 2015 of all of the vessels in our fleet other than the Baltic Lion and Genco Tiger exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $3.4 million to $17.1 million per vessel, and $531.6 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2014 of all of the vessels in our fleet, with the exception of the Genco Avra, Genco Mare and Genco Spirit, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.1 million to $8.2 million per vessel, and $246.6 million on an aggregate fleet basis.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $7.9 million at September 30, 2015 and $3.9 million as of December 31, 2014.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels.

			Carrying Value (U.S. dollars in thousands) as of
Vessels	Year Built	Year Acquired	September 30, 2015	December 31, 2014
Unencumbered
Genco Vigour	1999	2004	$11,389	$12,064
Genco Carrier	1998	2004	10,412	11,209
Genco Wisdom	1997	2005	9,608	10,354
Genco Success	1997	2005	9,575	10,338
Genco Beauty	1999	2005	11,379	12,061

			Carrying Value (U.S. dollars in thousands) as of
Vessels	Year Built	Year Acquired	September 30, 2015	December 31, 2014
Genco Knight	1999	2005	11,334	12,043
Genco Leader	1999	2005	11,325	12,039
Genco Marine	1996	2005	8,524	9,346
Genco Prosperity	1997	2005	9,535	10,356
Genco Muse	2001	2005	13,829	14,617
Genco Acheron	1999	2006	11,296	12,028
Genco Surprise	1998	2006	10,435	11,058
Genco Augustus	2007	2007	40,226	41,761
Genco Tiberius	2007	2007	40,232	41,763
Genco London	2007	2007	38,871	40,242
Genco Titus	2007	2007	39,226	40,603
Genco Charger	2005	2007	14,160	14,726
Genco Predator	2005	2007	19,480	20,349
Genco Champion	2006	2008	15,066	15,710
Genco Constantine	2008	2008	42,595	44,133
Genco Cavalier	2007	2008	18,026	18,694
Genco Hadrian	2008	2008	42,171	43,587
TOTAL			$438,694	$459,081

2015 Revolving Credit Facility
Genco Commodus	2009	2009	44,600	46,057
Genco Maximus	2009	2009	44,615	46,065
Genco Claudius	2010	2009	46,771	48,275
Genco Hunter	2007	2007	21,871	22,710
Genco Warrior	2005	2007	19,476	20,348
TOTAL			$177,333	$183,455

$100 Million Term Loan Facility
Genco Bay	2010	2010	20,176	20,822
Genco Ocean	2010	2010	20,197	20,829
Genco Avra	2011	2011	21,277	21,945
Genco Mare	2011	2011	21,286	21,948
Genco Spirit	2011	2011	21,301	21,954
Genco Sugar	1998	2004	7,924	8,502
TOTAL			$112,161	$116,000

$253 Million Term Loan Facility
Genco Aquitaine	2009	2010	20,292	20,963
Genco Ardennes	2009	2010	20,298	20,967
Genco Auvergne	2009	2010	20,488	21,157
Genco Bourgogne	2010	2010	21,451	22,110
Genco Brittany	2010	2010	21,466	21,966
Genco Languedoc	2010	2010	21,465	21,967
Genco Loire	2009	2010	19,654	20,321
Genco Lorraine	2009	2010	19,647	20,320
Genco Normandy	2007	2010	18,046	18,702
Genco Picardy	2005	2010	19,479	20,321
Genco Provence	2004	2010	18,375	19,211
Genco Pyrenees	2010	2010	21,465	21,971
Genco Rhone	2011	2011	22,523	23,054
Genco Thunder	2007	2008	19,137	19,810
Genco Raptor	2007	2008	19,114	19,802
Genco Challenger	2003	2007	12,232	12,851
Genco Reliance	1999	2004	8,803	9,379
Genco Explorer	1999	2004	8,774	9,367
TOTAL			$332,709	$344,239

$44 Million Term Loan Facility
Baltic Lion	2009	2013	34,898	53,659
Genco Tiger	2010	2013	32,447	51,541

			Carrying Value (U.S. dollars in thousands) as of
Vessels	Year Built	Year Acquired	September 30, 2015	December 31, 2014
TOTAL			$67,345	$105,200

$148 Million Credit Facility
Baltic Leopard	2009	2009	19,666	20,325
Baltic Panther	2009	2010	19,670	20,327
Baltic Cougar	2009	2010	19,675	20,329
Baltic Jaguar	2009	2010	19,679	20,330
Baltic Bear	2010	2010	46,043	47,251
Baltic Wolf	2010	2010	46,071	47,210
Baltic Wind	2009	2010	19,182	19,831
Baltic Cove	2010	2010	20,169	20,824
Baltic Breeze	2010	2010	20,197	20,833
Baltic Scorpion	2015	2015	29,986	—
Genco Pioneer	1999	2005	8,735	9,352
Genco Progress	1999	2005	8,765	9,364
TOTAL			$277,838	$255,976

$22 Million Term Loan Facility
Baltic Fox	2010	2013	19,784	20,444
Baltic Hare	2009	2013	18,681	19,331
TOTAL			$38,465	$39,775

2014 Term Loan Facilities
Baltic Hornet	2014	2014	28,458	29,117
Baltic Wasp	2015	2015	28,711	—
TOTAL			$57,169	$29,117

Consolidated Total			$1,501,714	$1,532,843

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, we would record a loss in the amount of the difference.  See above for information regarding the sale of the Baltic Lion and Baltic Tiger.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  Prior to the filing of our Chapter 11 cases on the Petition Date, on March 31, 2014, we held one interest rate swap agreement with DnB Bank ASA to manage future interest costs and the risk associated with changing interest rates.  The swap agreement synthetically converted variable rate debt to fixed rate debt at the fixed interest rate of the swap plus the applicable margin of 3.00%.  The total notional principal amount of the remaining swap was $106.2 million and the swap had a specified rate and duration.  As of September 30, 2015 and December 31, 2014, we had no interest rate swap agreements in place.  Refer to the table in Note 10 — Interest Rate Swap Agreements in our Condensed Consolidated Financial Statements.

As of March 31, 2014, we were in default under covenants of our 2007 Credit Facility due to the default on the scheduled debt amortization payment due on March 31, 2014. The default under the 2007 Credit Facility required us to elect interest periods of only one-month.  Therefore, we no longer qualified for hedge accounting under the original designation and hedge accounting was terminated effective March 31, 2014. Additionally, the filing of the Chapter 11 Cases on the Petition Date constituted an event of default with respect to the outstanding interest rate swap with DNB Bank ASA. As a result, DNB Bank ASA terminated all transactions under the remaining swap agreement effective April 30, 2014 and issued a secured claim with the Bankruptcy Court of $5.6 million. The interest rate swap was settled on the Effective Date upon our emergence from bankruptcy. This liability was paid by the Successor Company during the period from July 9 to December 31, 2014.

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

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  For the 2007 Credit Facility, which was terminated on the Effective Date pursuant to the Plan, we were subject to a facility fee of 1.00% per annum on the average daily outstanding principal amount of the outstanding loan under the 2007 Credit Facility and we paid LIBOR plus 3.00% on the outstanding debt under this facility prior to its termination.  Additionally, during the period from January 1 to July 9, 2014, the Effective Date, we paid LIBOR plus 3.00% on the outstanding debt under the $100 Million Term Loan Facility and $253 Million Term Loan Facility. Pursuant to the amendments to these facilities which were effective on the Effective Date of the Plan, the margin was increased from 3.00% to 3.50% effective July 9, 2014.  We paid LIBOR plus 3.40% on the outstanding debt under the 2015 Revolving Credit Facility until July 10, 2015 when the margin increased to 3.65%.  We also paid LIBOR plus 3.00% on the outstanding debt under the 2010 Credit Facility until January 7, 2015 when the facility was refinanced with the $148 Million Credit Facility.  Beginning on July 7, 2015, we paid LIBOR plus 3.00% on the outstanding debt under the $148 Million Credit Facility as well.  Additionally, we paid the three-month LIBOR plus 3.35% on the outstanding debt under the $22 Million Term Loan Facility and the $44 Million Term Loan Facility. Lastly, we paid three-month LIBOR plus 2.50% on the outstanding debt under the 2014 Term Loan Facilities. A 1% increase in LIBOR would result in an increase of $3.3 million in interest expense for the nine months ended September 30, 2015. For any unpaid loan payments due under the $100 Million Term Loan Facility and the $253 Million Term Loan Facility during the bankruptcy period in 2014, we incurred an additional 2.00% default interest only on the unpaid loan amounts due during the bankruptcy period.

From time to time the Company may consider derivative financial instruments such as swaps and caps or other means to protect itself against interest rate fluctuations.

Derivative financial instruments

As of March 31, 2014, we were in default under covenants of our 2007 Credit Facility due to the default on the scheduled debt amortization payment due on March 31, 2014. The default under the 2007 Credit Facility required us to elect interest periods of only one month. Therefore, we no longer qualified for hedge accounting under the original designation and hedge accounting was terminated effective March 31, 2014. Additionally, the filing of the Chapter 11 Cases on the Petition Date constituted an event of default with respect to the outstanding interest rate swap with DNB Bank ASA. As a result, DNB Bank ASA terminated all transactions under the remaining swap agreement effective April 30, 2014 and made a secured claim with the Bankruptcy Court of $5.6 million. The interest rate swap was settled on the Effective Date upon our emergence from bankruptcy. This liability was paid by the Successor Company during the period from July 9 to December 31, 2014. Refer to Note 10 — Interest Rate Swap Agreements in our Condensed Consolidated Financial Statements for additional information.

As of September 30, 2015 and December 31, 2014, we did not have any interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.

The differential to be paid or received for the swap agreements that we previously had were recognized as an adjustment to interest expense as incurred.  The interest rate differential pertaining to the interest rate swaps for the Predecessor Company during the period from July 1 to July 9, 2014 and January 1 to July 9, 2014 was $0.1 million and $2.6 million, respectively.  The Company was utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of AOCI.  The ineffective portion was recognized as other (expense) income, which is a component of other (expense) income.  If for any period of time we did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation would be recognized as other (expense) income.

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

Investments

We hold investments in equity securities of Jinhui, which are classified as available for sale (“AFS”) under Accounting Standards Codification 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”).  Pursuant to guidance in ASC 320-10, changes between our cost basis in these securities and their market value are recognized as an adjustment to their carrying values with an offsetting adjustment to AOCI at each reporting date.  We review the carrying value of such investments on a quarterly basis to determine if there are in indicators of other-than-temporary impairment in accordance with ASC 320-10.  Based on our review as of September 30, 2015, we have deemed our investment in Jinhui to be other-than-temporarily impaired as of September 30, 2015 due to the duration and severity of the decline in its market value versus its costs basis and the absence of the intent and ability to recover the initial carrying value of the investment.  Therefore, a loss in the amount of $32.5 million has been recorded as impairment of investment in our Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2015.  We will continue to evaluate the carrying value of such investments on a quarterly basis.  Refer to Note 5 — Investments in our Condensed Consolidated Financial Statements for further information.

ITEM 4.       CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Financial Officer have concluded that, in light of the material weaknesses in internal controls and our ongoing remediation efforts as described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2015.

REMEDIATION PLAN TO ADDRESS THE MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In response to the material weaknesses in internal controls described in our Annual Report on Form 10-K/A filed with the SEC on October 19, 2015 for the year ended December 31, 2014 as described in Item 9A thereof, which is incorporated herein by reference, management has implemented remediation efforts to address the design of internal controls and the ineffectiveness of our disclosure controls and procedures. Our new and refined internal controls are intended to prevent or detect similar occurrences.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the remediation efforts described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:       OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

The information set forth in Note 21 — Legal Proceedings in our Condensed Consolidated Financial Statements above is incorporated herein by reference.

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

10.2

Loan Agreement, dated as of April 7, 2015, by and among Genco Commodus Limited, Genco Maximus Limited, Genco Claudius Limited, Genco Hunter Limited and Genco Warrior Limited, as borrowers, ABN AMRO Capital USA LLC, as arranger, facility agent and security agent and the banks and financial institutions party thereto, as lenders.(5)

10.3	Guarantee, dated as of April 7, 2015, made by Genco Shipping & Trading Limited to ABN AMRO Capital USA LLC.(5)

10.4

Amendment and Waiver Agreement dated as of April 30, 2015 by and among Genco as borrower, Genco Bay Limited and other subsidiaries of Genco named therein as guarantors, and Credit Agricole Corporate and Investment Bank.(5)

10.5	Waiver Agreement dated as of April 30, 2015 by and among Genco as borrower, Genco Lorraine Limited and other subsidiaries of Genco named therein as guarantors and, Deutsche Bank Luxembourg S.A.(7)

10.6

Loan Agreement by and among Baltic Tiger Limited and Baltic Lion limited as borrowers, the banks listed therein as lenders, and DVB Bank SE, as agent, arranger, and security agent, dated as of December 3, 2013.(6)

10.7

First Supplemental Agreement to Secured Loan Facility Agreement, dated as of April 7, 2015, by and among Baltic Tiger Limited, Baltic Lion Limited, Baltic Trading Limited, DVB Bank SE, and the lenders listed on Schedule 1 thereto.(7)

10.8	Guarantee and Indemnity dated April 8, 2015 by Genco Shipping & Trading Limited in favor of DVB Bank SE.(1)

Exhibit	Document

10.9	Letter Agreement dated April 30, 2015 between Genco Shipping & Trading Limited and John C. Wobensmith.(8)

10.10	Letter Agreement dated April 30, 2015 between Baltic Trading Limited and John C. Wobensmith.(8)

10.11	Genco Shipping & Trading Limited 2015 Equity Incentive Plan.(9)

10.12

First Supplemental Agreement dated as of July 13, 2015, to Loan Facility Agreement dated August 30, 2013, by and among Baltic Hare Limited and Baltic Fox Limited as borrowers, Baltic Trading Limited as guarantor and pledgor, DVB Bank SE and others as Lenders, and DVB Bank SE as Agent and Security Agent.(10)

10.13	Guarantee and Indemnity dated July 17, 2015 by Genco Shipping & Trading Limited in favor of DVB Bank SE.(10)

10.14

Amendment No. 1 dated as of July 14, 2015, to Up to $148,000,000 Senior Secured Credit Agreement dated December 31, 2014, by and among Baltic Trading Limited as Borrower, various lenders listed on Schedule I as Lenders, Nordea Bank Finland PLC, New York Branch as Administrative Agent and Security Agent, Nordea Bank Finland PLC, New York Branch and Skandinaviska Enskilda Banken AB (PUBL) as Mandated Lead Arrangers, and Nordea Bank Finland plc, New York Branch as Bookrunner.(10)

10.15	Guaranty dated as of July 17, 2015 by Genco Shipping & Trading Limited in favor of Nordea Bank Finland plc, New York Branch.(10)

10.16

Supplemental Agreement dated as of July 14, 2015 to $16,800,000 Secured Loan Facility Agreement dated October 8, 2014, by and among Baltic Hornet Limited as Borrower, ABN AMRO Capital USA LLC and others as Lenders, ABN AMRO Capital USA LLC as Mandated Lead Arranger, Agent and Security Agent, ABN AMRO Bank N.V. Singapore Branch as Sinosure Agent, ABN AMRO Bank N.V. as Swap Provider, Baltic Trading Limited as Guarantor, Genco Shipping & Trading Limited as New Guarantor, Baltic Trading Limited as Pledgor and Baltic Wasp Limited as Other Borrower.(10)

10.17

Supplemental Agreement dated as of July 14, 2015 to $16,800,000 Secured Loan Facility Agreement, dated October 8, 2014, by and among Baltic Wasp Limited as Borrower, ABN AMRO Capital USA LLC and others as Lenders, ABN AMRO Capital USA LLC as Mandated Lead Arranger, Agent and Security Agent, ABN AMRO Bank N.V. Singapore Branch as Sinosure Agent, ABN AMRO Bank N.V. as Swap Provider, Baltic Trading Limited as Guarantor, Genco Shipping & Trading Limited as New Guarantor, Baltic Trading Limited as Pledgor and Baltic Hornet Limited as Other Borrower.(10)

10.18	Guarantee and Indemnity dated July 17, 2015 by Genco Shipping & Trading Limited in favor of ABN AMRO Capital USA LLC pertaining to Baltic Hornet Limited.(10)

10.19	Guarantee and Indemnity dated July 17, 2015 by Genco Shipping & Trading Limited in favor of ABN AMRO Capital USA LLC pertaining to Baltic Wasp Limited.(10)

10.20	Termination Agreement by and among Genco Shipping & Trading Limited, Genco Investments LLC, and Baltic Trading Limited.(10)

10.21

Amendment No. 2 dated as of July 14, 2015, to Up to 148,000,000 Senior Secured Credit Agreement dated December 31, 2014, by and among Baltic Trading Limited as Borrower, various lenders listed on Schedule I as Lenders, Nordea Bank Finland PLC, New York Branch as Administrative Agent and Security Agent, Nordea Bank Finland PLC, New York Branch and Skandinaviska Enskilda Banken AB (PUBL) as Mandated Lead Arrangers, and Nordea Bank Finland plc, New York Branch as Bookrunner.(11)

10.22	Form of Director Restricted Stock Unit Agreement dated as of July 13, 2015.*

10.23	Form of Director Restricted Stock Unit Agreement dated as of July 29, 2015.*

10.24

Facility Agreement, dated November 4, 2015, by and among the indirect subsidiaries of Genco Shipping & Trading Limited listed therein as borrowers, Genco Holdings Limited, the financial institutions listed therein as lenders, and Hayfin Services LLP, as agent and security agent.*

10.25	Guarantee dated as of November 4, 2015 by Genco Shipping & Trading Limited as guarantor to Hayfin Services LLP as Security Agent.*

31.1	Certification of President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

Exhibit	Document

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited), (iv) Condensed Consolidated Statements of Equity (Unaudited), (v) Condensed Consolidated Statements of Cash Flows (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

(6)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2013.

(7)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2015.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2015.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2015.

(10)

Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on August 10, 2015.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 4, 2015.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: November 13, 2015	By:	/s/ John C. Wobensmith
John C. Wobensmith
President
(Principal Executive Officer)

DATE: November 13, 2015	By:	/s/ Apostolos Zafolias
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

10.2

Loan Agreement, dated as of April 7, 2015, by and among Genco Commodus Limited, Genco Maximus Limited, Genco Claudius Limited, Genco Hunter Limited and Genco Warrior Limited, as borrowers, ABN AMRO Capital USA LLC, as arranger, facility agent and security agent and the banks and financial institutions party thereto, as lenders.(5)

10.3	Guarantee, dated as of April 7, 2015, made by Genco Shipping & Trading Limited to ABN AMRO Capital USA LLC.(5)

10.4

Amendment and Waiver Agreement dated as of April 30, 2015 by and among Genco as borrower, Genco Bay Limited and other subsidiaries of Genco named therein as guarantors, and Credit Agricole Corporate and Investment Bank.(5)

10.5	Waiver Agreement dated as of April 30, 2015 by and among Genco as borrower, Genco Lorraine Limited and other subsidiaries of Genco named therein as guarantors and, Deutsche Bank Luxembourg S.A.(7)

10.6

Loan Agreement by and among Baltic Tiger Limited and Baltic Lion limited as borrowers, the banks listed therein as lenders, and DVB Bank SE, as agent, arranger, and security agent, dated as of December 3, 2013.(6)

10.7

First Supplemental Agreement to Secured Loan Facility Agreement, dated as of April 7, 2015, by and among Baltic Tiger Limited, Baltic Lion Limited, Baltic Trading Limited, DVB Bank SE, and the lenders listed on Schedule 1 thereto.(7)

10.8	Guarantee and Indemnity dated April 8, 2015 by Genco Shipping & Trading Limited in favor of DVB Bank SE.(1)

10.9	Letter Agreement dated April 30, 2015 between Genco Shipping & Trading Limited and John C. Wobensmith.(8)

10.10	Letter Agreement dated April 30, 2015 between Baltic Trading Limited and John C. Wobensmith.(8)

10.11	Genco Shipping & Trading Limited 2015 Equity Incentive Plan.(9)

10.12

First Supplemental Agreement dated as of July 13, 2015, to Loan Facility Agreement dated August 30, 2013, by and among Baltic Hare Limited and Baltic Fox Limited as borrowers, Baltic Trading Limited as guarantor and pledgor, DVB Bank SE and others as Lenders, and DVB Bank SE as Agent and Security Agent.(10)

10.13	Guarantee and Indemnity dated July 17, 2015 by Genco Shipping & Trading Limited in favor of DVB Bank SE.(10)

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

Exhibit	Document

Finland plc, New York Branch as Bookrunner.(10)

10.15	Guaranty dated as of July 17, 2015 by Genco Shipping & Trading Limited in favor of Nordea Bank Finland plc, New York Branch.(10)

10.16

Supplemental Agreement dated as of July 14, 2015 to $16,800,000 Secured Loan Facility Agreement dated October 8, 2014, by and among Baltic Hornet Limited as Borrower, ABN AMRO Capital USA LLC and others as Lenders, ABN AMRO Capital USA LLC as Mandated Lead Arranger, Agent and Security Agent, ABN AMRO Bank N.V. Singapore Branch as Sinosure Agent, ABN AMRO Bank N.V. as Swap Provider, Baltic Trading Limited as Guarantor, Genco Shipping & Trading Limited as New Guarantor, Baltic Trading Limited as Pledgor and Baltic Wasp Limited as Other Borrower.(10)

10.17

Supplemental Agreement dated as of July 14, 2015 to $16,800,000 Secured Loan Facility Agreement, dated October 8, 2014, by and among Baltic Wasp Limited as Borrower, ABN AMRO Capital USA LLC and others as Lenders, ABN AMRO Capital USA LLC as Mandated Lead Arranger, Agent and Security Agent, ABN AMRO Bank N.V. Singapore Branch as Sinosure Agent, ABN AMRO Bank N.V. as Swap Provider, Baltic Trading Limited as Guarantor, Genco Shipping & Trading Limited as New Guarantor, Baltic Trading Limited as Pledgor and Baltic Hornet Limited as Other Borrower.(10)

10.18	Guarantee and Indemnity dated July 17, 2015 by Genco Shipping & Trading Limited in favor of ABN AMRO Capital USA LLC pertaining to Baltic Hornet Limited.(10)

10.19	Guarantee and Indemnity dated July 17, 2015 by Genco Shipping & Trading Limited in favor of ABN AMRO Capital USA LLC pertaining to Baltic Wasp Limited.(10)

10.20	Termination Agreement by and among Genco Shipping & Trading Limited, Genco Investments LLC, and Baltic Trading Limited.(10)

10.21

Amendment No. 2 dated as of July 14, 2015, to Up to 148,000,000 Senior Secured Credit Agreement dated December 31, 2014, by and among Baltic Trading Limited as Borrower, various lenders listed on Schedule I as Lenders, Nordea Bank Finland PLC, New York Branch as Administrative Agent and Security Agent, Nordea Bank Finland PLC, New York Branch and Skandinaviska Enskilda Banken AB (PUBL) as Mandated Lead Arrangers, and Nordea Bank Finland plc, New York Branch as Bookrunner.(11)

10.22	Form of Director Restricted Stock Unit Agreement dated as of July 13, 2015.*

10.23	Form of Director Restricted Stock Unit Agreement dated as of July 29, 2015.*

10.24

Facility Agreement, dated November 4, 2015, by and among the indirect subsidiaries of Genco Shipping & Trading Limited listed therein as borrowers, Genco Holdings Limited, the financial institutions listed therein as lenders, and Hayfin Services LLP, as agent and security agent.*

10.25	Guarantee dated as of November 4, 2015 by Genco Shipping & Trading Limited as guarantor to Hayfin Services LLP as Security Agent.*

31.1	Certification of President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited), (iv) Condensed Consolidated Statements of Equity (Unaudited), (v) Condensed Consolidated Statements of Cash Flows (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

(6)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2013.

(7)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2015.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2015.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2015.

(10)

Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on August 10, 2015.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 4, 2015.

(Remainder of page left intentionally blank)