Form 10-K
period 2015-12-31
GENCO SHIPPING & TRADING LTD
filed 2016-03-15
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $7.20 per share as of June 30, 2015 on the OTC Markets, was approximately $283.2 million.  The registrant has no non-voting common equity issued and outstanding.  The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock as of March 15, 2016 was 72,901,370 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015, are incorporated by reference in Part III herein.

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

i

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a New York City-based company, incorporated in the Marshall Islands in 2004.  We transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Our fleet currently consists of 70 drybulk carriers, including 13 Capesize, eight Panamax, four Ultramax, 21 Supramax, six Handymax and 18 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 5,158,000 deadweight tons (“dwt”).  The average age of our current fleet is approximately 9.4 years.  All of the vessels in our fleet were built in shipyards with reputations for constructing high-quality vessels.  Of the vessels in our fleet, 39 are currently on spot market-related time charters, and ten are on fixed-rate time charter contracts.  Additionally, 21 of the vessels in our fleet are operating in vessel pools.  Under a pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by vessels in vessel pools are subject to the fluctuations of the spot market.  Most of our vessels are chartered to well-known charterers, including Cargill International S.A. and its subsidiaries (“Cargill”), Swissmarine Services S.A. and its subsidiaries (“Swissmarine”) and the Clipper Logger Pool and Clipper Sapphire Pool, in which Clipper Group acts as the pool manager (“Clipper”).

See pages 7 - 10 for a table of all vessels that have been delivered to us.

On April 7, 2015, we entered into a definitive merger agreement with our indirect, partially-owned subsidiary Baltic Trading Limited (“Baltic Trading”) under which we agreed to acquire Baltic Trading in a stock-for-stock transaction (the “Merger”). Under the terms of the agreement, Baltic Trading became our indirect wholly owned subsidiary, and Baltic Trading shareholders (other than Genco Shipping & Trading Limited (“GS&T”) and its subsidiaries) received 0.216 shares of our common stock for each share of Baltic Trading’s common stock they owned at closing, with fractional shares that were settled in cash. Upon consummation of the transaction on July 17, 2015, our shareholders owned approximately 84.5% of the combined company, and Baltic Trading’s shareholders (other than the GS&T and its subsidiaries) owned approximately 15.5% of the combined company. Shares of Baltic Trading’s Class B stock (all of which we owned) were canceled in the Merger. Our stock commenced trading on the New York Stock Exchange after consummation of the transaction on July 20, 2015 under the symbol “GNK.”

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

Prior to the Merger, as of June 30, 2015, our wholly-owned subsidiary Genco Investments LLC owned 6,356,471 shares of Baltic Trading’s Class B Stock, which represented a 10.85% ownership interest in Baltic Trading and 64.60% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock at June 30, 2015. Baltic Trading is consolidated, as we also controlled a majority of the voting interest in Baltic Trading prior to the Merger.  Management’s discussion and analysis of our results of operations and financial condition includes the results of Baltic Trading.

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

We entered into a long-term management agreement (the “Management Agreement”) with Baltic Trading pursuant to which we apply our expertise and experience in the drybulk industry to provide Baltic Trading with commercial, technical, administrative and strategic services. The Management Agreement was for an initial term of approximately 15 years. Baltic Trading paid us for the services we provided it as well as reimbursed us for our costs and expenses incurred in providing certain of these services. Management fee income we earned from the Management Agreement net of any allocated shared expenses, such as salary, office expenses and other general and administrative fees, were taxable to us. Upon consolidation with Baltic Trading, any management fee income earned was eliminated for financial reporting purposes.  The Management Agreement was terminated as of July 18, 2015.

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

We provide technical services for drybulk vessels purchased by Maritime Equity Partners LLC (“MEP”) under an agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services were initially provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  MEP has the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee upon a change of our control.  We may terminate provision of the services at any time on 60 days’ notice.  Peter C. Georgiopoulos, our Chairman of the Board of Directors, is a director of and has a minority interest in MEP.  Our arrangement with MEP was approved by an independent committee of our Board of Directors.  On September 30, 2015, under the oversight of an independent committee of our Board of Directors Genco Management (USA) Limited and MEP entered into certain agreements under which MEP paid $2.2 million of the amount of service fees in arrears (of which $0.3 million was paid in 2016 by the new owners of five of the MEP vessels sold in January 2016 as described below) and the daily service fee was reduced from $750 to $650 per day effective on October 1, 2015.  During January 2016, five of MEP’s vessels were sold to third parties,  upon which these vessels were no longer subject to the agency agreement.  Based upon the September 30, 2015 agreement, termination fees were due in the amount $0.3 million, which was assumed by the new owners of the five MEP vessels that were sold.  The amount of these termination fees has been paid in full.  The daily service fee earned for the months of January and February 2016 has also been paid in full.

Bankruptcy Reorganization

On April 21, 2014 (the “Petition Date”), Genco Shipping & Trading Limited and its subsidiaries other than Baltic Trading and its subsidiaries (the “Debtors”) filed voluntary cases (the “Chapter 11 Cases”) under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors continued to operate their businesses in the ordinary course as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Through the Chapter 11 Cases, the Debtors implemented our Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code (as amended, the “Prepack Plan”) for which the Company solicited votes from certain classes of its creditors prior to commencement of the Chapter 11 Cases in accordance with the Restructuring Support Agreement that the Debtors entered into with certain of its creditors on April 3, 2014.  The Company subsequently emerged from bankruptcy on July 9, 2014.

On July 2, 2014, the Bankruptcy Court entered an order (the “Confirmation Order”), confirming the Prepack Plan.  On July 9, 2014 (the “Effective Date”), the Debtors completed their financial restructuring and emerged from Chapter 11 through a series of transactions contemplated by the Prepack Plan, and the Prepack Plan became effective pursuant to its terms.  References to “Successor Company” refer to the Company after July 9, 2014, after giving effect to the application of fresh-start reporting (refer to Note 1 — General Information in the Consolidated Financial Statements).  References to “Predecessor Company” refer to the Company prior to July 9, 2014.  For key components of the Prepack Plan, refer to Note 1 — General Information in the Consolidated Financial Statements.

Going Concern

Persistent weak drybulk industry conditions and historically low charter rates have negatively impacted our results of operations, cash flows, and liquidity and may continue to do so in the future. The negative impact on our liquidity, together with a continued decline in vessel values, presents difficulties for remaining in compliance with our credit facility covenants relating to minimum cash, leverage ratios, and collateral maintenance (refer to “Liquidity and Capital Resources”), which could potentially result in defaults and acceleration of the repayment of our outstanding indebtedness.  These factors, as well as recurring losses from operations and negative working capital, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon, among other things, our ability to: (i) develop and successfully implement a plan to address these factors, which may include refinancing our existing credit agreements, or obtaining waivers or modifications to our credit agreements from our lenders, or raising additional capital through selling assets (including vessels), reducing or delaying capital expenditures, or pursuing other options that may be available to us, which may include pursuing strategic opportunities and equity or debt offerings; (ii) return to profitability, (iii) generating sufficient cash flow from operations, (iv) remaining in compliance with our credit facility covenants, as the same may be modified, and (v) obtaining financing sources to meet our future obligations. The realization of our assets and the satisfaction of our liabilities are subject to uncertainty.  The accompanying consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern, except the classification of outstanding indebtedness.  Refer to Note 1 — General Information in the Consolidated Financial Statements for further information.

Risks and Uncertainties

Our ability to continue as a going concern is contingent upon, among other things, our ability: (i) to develop and successfully implement a plan to address the factors described in the preceding paragraph; (ii) to generate sufficient cash flow from operations; (iii) to reach an acceptable outcome from our discussions with our lenders; and (iv) to obtain financing to meet our future obligations. We believe the consummation of a successful plan is critical to our continued viability and long-term liquidity. While we are working towards achieving these objectives, there can be no certainty that we will be successful in doing so.

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

299 Park Avenue, 12th Floor

New York, NY 10171

BUSINESS STRATEGY

Our strategy is to manage and expand our fleet in a manner that maximizes our cash flows from operations.  To accomplish this objective, we intend to:

•                  Strategically expand the size of our fleet — We may acquire additional modern, high-quality drybulk carriers through timely and selective acquisitions in a manner that is accretive to our cash flows.  If we make such acquisitions, we may consider additional debt or equity financing alternatives.

•                  Continue to operate a high-quality fleet — We intend to maintain a modern, high-quality fleet that meets or exceeds stringent industry standards and complies with charterer requirements through our technical managers’ rigorous and comprehensive maintenance program.  In addition, our technical managers maintain the quality of our vessels by carrying out regular inspections, both while in port and at sea.

•                  Pursue an appropriate combination of time and spot charters — All of our 70 vessels operate under time charters, spot market-related time charters or pool agreements.  Charters under fixed rate contracts provide us with relatively stable revenues, and charterers under spot market-related time charters provide us with market revenues, both of which provide us with a high fleet utilization.  We may in the future pursue other market opportunities for our vessels to capitalize on market conditions, including arranging longer or shorter charter periods and entering into short-term time charters, voyage charters and use of vessel pools.  Our charter strategy in the current unfavorable market has been focused on signing short-term or spot market-related contracts with multinational charterers in order to preserve our ability to capitalize on possible future rate increases.

•                  Maintain low-cost, highly efficient operations — During 2015, we outsourced technical management of our fleet, to Wallem Shipmanagement Limited (“Wallem”), Anglo-Eastern Group (“Anglo”), and V.Ships Limited (“V.Ships”), third-party independent technical managers, at a cost we believe is lower than what we could achieve by performing the function in-house.  Our management team actively monitors and controls vessel operating expenses incurred by the independent technical managers by overseeing their activities.  We intend to consolidate our technical management with Wallem and Anglo during 2016.  Finally, we seek to maintain low-cost, highly efficient operations by capitalizing on the cost savings and economies of scale that result from operating sister ships.

•                  Capitalize on our management team’s reputation — We seek to capitalize on our management team’s reputation for high standards of performance, reliability and safety, and maintain strong relationships with major international charterers, many of whom consider the reputation of a vessel owner and operator when entering into time charters.  We believe that our management team’s track record improves our relationships with high quality shipyards and financial institutions, many of which consider reputation to be an indicator of creditworthiness.

OUR FLEET

The table below summarizes the characteristics of our vessels that have been delivered to us:

Vessel	Class	Dwt	Year Built

Genco Augustus	Capesize	180,151	2007
Genco Claudius	Capesize	169,025	2010
Genco Constantine	Capesize	180,183	2008
Genco Commodus	Capesize	169,025	2009
Genco Hadrian	Capesize	169,694	2008
Genco London	Capesize	177,833	2007
Genco Maximus	Capesize	169,025	2009
Genco Tiberius	Capesize	175,874	2007
Genco Tiger	Capesize	179,185	2011
Genco Titus	Capesize	177,729	2007
Baltic Bear	Capesize	177,717	2010
Baltic Lion	Capesize	179,185	2012
Baltic Wolf	Capesize	177,752	2010
Genco Acheron	Panamax	72,495	1999
Genco Beauty	Panamax	73,941	1999
Genco Knight	Panamax	73,941	1999
Genco Leader	Panamax	73,941	1999

Vessel	Class	Dwt	Year Built
Genco Raptor	Panamax	76,499	2007
Genco Surprise	Panamax	72,495	1998
Genco Thunder	Panamax	76,588	2007
Genco Vigour	Panamax	73,941	1999
Baltic Hornet	Ultramax	63,574	2014
Baltic Wasp	Ultramax	63,389	2015
Baltic Scorpion	Ultramax	63,462	2015
Baltic Mantis	Ultramax	63,470	2015
Genco Aquitaine	Supramax	57,981	2009
Genco Ardennes	Supramax	57,981	2009
Genco Auvergne	Supramax	57,981	2009
Genco Bourgogne	Supramax	57,981	2010
Genco Brittany	Supramax	57,981	2010
Genco Cavalier	Supramax	53,617	2007
Genco Hunter	Supramax	58,729	2007
Genco Languedoc	Supramax	57,981	2010
Genco Loire	Supramax	53,416	2009
Genco Lorraine	Supramax	53,416	2009
Genco Normandy	Supramax	53,596	2007
Genco Picardy	Supramax	55,257	2005
Genco Predator	Supramax	55,407	2005
Genco Provence	Supramax	55,317	2004
Genco Pyrenees	Supramax	57,981	2010
Genco Rhone	Supramax	58,018	2011
Genco Warrior	Supramax	55,435	2005
Baltic Cougar	Supramax	53,432	2009
Baltic Jaguar	Supramax	53,474	2009
Baltic Leopard	Supramax	53,447	2009
Baltic Panther	Supramax	53,351	2009
Genco Carrier	Handymax	47,180	1998
Genco Marine	Handymax	45,222	1996
Genco Muse	Handymax	48,913	2001
Genco Prosperity	Handymax	47,180	1997
Genco Success	Handymax	47,186	1997
Genco Wisdom	Handymax	47,180	1997
Genco Avra	Handysize	34,391	2011
Genco Bay	Handysize	34,296	2010
Genco Challenger	Handysize	28,428	2003
Genco Champion	Handysize	28,445	2006
Genco Charger	Handysize	28,398	2005
Genco Explorer	Handysize	29,952	1999
Genco Mare	Handysize	34,428	2011
Genco Ocean	Handysize	34,409	2010
Genco Pioneer	Handysize	29,952	1999
Genco Progress	Handysize	29,952	1999
Genco Reliance	Handysize	29,952	1999
Genco Spirit	Handysize	34,432	2011
Genco Sugar	Handysize	29,952	1998
Baltic Breeze	Handysize	34,386	2010
Baltic Cove	Handysize	34,403	2010
Baltic Fox	Handysize	31,883	2010
Baltic Hare	Handysize	31,887	2009
Baltic Wind	Handysize	34,409	2009

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

We utilize the services of reputable independent technical managers for the technical management of our fleet.  We currently contract with Wallem, Anglo and V.Ships, independent technical managers, for our technical management. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Members of our New York City-based management team oversee the activities of our independent technical managers.  The head of our technical management team has over 25 years of experience in the shipping industry.

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

OUR CHARTERS

As of March 15, 2016, we employed 39 of our 70 drybulk carriers under spot market-related time charters, which are time charters with rates based on published Baltic Indices.  These types of charters are similar to time charters with the exception of having a variable rate over the term of the time charter agreement.  As such, the revenue earned by these 39 vessels is subject to the fluctuations of the spot market.  Additionally, as of March 15, 2016, we employed ten of our 70 drybulk carriers under fixed-rate time charters.  A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the disposal of the charterer.  Under a time charter, the charterer periodically pays a fixed daily charterhire rate to the owner of the vessel and bears all voyage expenses, including the cost of bunkers (fuel), port expenses, agents’ fees and canal dues.

The remaining 21 of our drybulk carriers are currently in vessel pools.  We believe that vessel pools provide cost-effective commercial management activities for a group of similar class vessels.  The pool arrangement provides the benefits of a large-scale operation and chartering efficiencies that might not be available to smaller fleets.  Under the pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the charterer and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these 21 vessels is subject to the fluctuations of the spot market.

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

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun Logix Corporation (“Samsun”), when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application.  On February 5, 2010, the rehabilitation plan submitted by Samsun was approved by the South Korean courts.  As part of the rehabilitation process, our claim of approximately $17.2 million will be settled in the following manner: 34%, or approximately $5.9 million, will be paid in cash in annual installments on December 30 of each year from 2010 through 2019 ranging in percentages from eight to 17; the remaining 66%, or approximately $11.3 million, converted to Samsun shares at a specified value per share.  During the period from July 9 to December 31, 2014, we recorded $0.5 million as Other operating income of which $0.3 million represents 50% of the portion (9%) of the cash settlement that was due on December 30, 2012 and $0.2 million which represents 50% of the portion (8%) of the cash settlement that was due on December 30, 2013.  During the years ended December 31, 2015 and 2013 and the period from January 1 to July 9, 2014, there were no payments remitted by Samsun.  On July 3, 2015, Samsun filed for rehabilitation proceedings for the second time with the South Korean courts due to financial distress.  The rehabilitation plan is still under review by the South Korean courts, and a proposed rehabilitation plan has not yet been implemented.  A meeting for resolution on the proposed rehabilitation plan is expected to be held on March 11, 2016.

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

The following table sets forth information about the current employment of the vessels in our fleet as of March 14, 2016:

Vessel	Year Built	Charterer	Charter Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	Swissmarine Asia Pte. Ltd.	April 2016	102% of BCI
Genco Tiberius	2007	Cargill International S.A.	November 2016	98% of BCI(3)
Genco London	2007	Swissmarine Services S.A.	December 2016	$3,250 with 50% profit sharing(4)
Genco Titus	2007	Swissmarine Services S.A.	June 2016	104.5% of BCI
Genco Constantine	2008	Cargill International S.A.	April 2016	102% of BCI
Genco Hadrian	2008	Swissmarine Services S.A.	November 2016	98.5% of BCI
Genco Commodus	2009	Swissmarine Asia Pte. Ltd.	April 2016	98.5% of BCI
Genco Maximus	2009	Swissmarine Services S.A.	March 2016	98.5% of BCI
Genco Claudius	2010	Swissmarine Services S.A.	September 2016	99% of BCI
Genco Tiger	2011	Swissmarine Services S.A.	October 2016	103% of BCI
Baltic Lion	2012	Swissmarine Services S.A.	December 2016	$3,250 with 50% profit sharing(5)
Baltic Bear	2010	Swissmarine Services S.A.	April 2016	102.5% of BCI
Baltic Wolf	2010	Swissmarine Services S.A.	December 2016	$3,250 with 50% profit sharing(6)

Panamax Vessels
Genco Beauty	1999	Navig8 Inc.	September 2016	94.75% of BPI

Genco Knight	1999	Swissmarine Services S.A.	April 2016	95% of BPI
Genco Leader	1999	Navig8 Pan8 Pool Inc.	June 2016	Spot Pool(7)
Genco Vigour	1999	Swissmarine Services S.A.	April 2016	95% of BPI
Genco Acheron	1999	Hyundai Glovis Co., Ltd.	June 2016	$4,250(8)
Genco Surprise	1998	Swissmarine Services S.A.	March 2016	96% of BPI
Genco Raptor	2007	GMI Panamax Pool Ltd.	June 2016	100% of BPI
Genco Thunder	2007	Swissmarine Services S.A.	August 2016	100% of BPI

Ultramax Vessels
Baltic Hornet	2014	Swissmarine Asia Pte. Ltd.	February 2017	115.5% of BSI
Baltic Wasp	2015	Pioneer Navigation Ltd.	January 2017	$3,250 with 50% profit sharing(9)
Baltic Scorpion	2015	Swissmarine Asia Pte. Ltd.	October 2016	115.5% of BSI
Baltic Mantis	2015	Pioneer Navigation Ltd.	December 2016	115% of BSI

Supramax Vessels
Genco Predator	2005	ED&F Man Shipping Ltd.	October 2016	98.5% of BSI
Genco Warrior	2005	Centurion Bulk Pte. Ltd., Singapore	June 2016	98.5% of BSI
Genco Hunter	2007	Pioneer Navigation Ltd.	Mar. 2016/Jun. 2017	106.5%/104% of BSI(10)
Genco Cavalier	2007	Chun An Chartering Co., Ltd.	March 2016	$2,000(11)
Genco Lorraine	2009	Dooyang Limited	March 2016	$3,000(12)
Genco Loire	2009	Bulkhandling Handymax A/S	June 2016	Spot Pool(13)
Genco Aquitaine	2009	Bulkhandling Handymax A/S	June 2016	Spot Pool(13)
Genco Ardennes	2009	Clipper Sapphire Pool	September 2016	Spot Pool(14)
Genco Auvergne	2009	Pioneer Navigation Ltd.	April 2016	100% of BSI
Genco Bourgogne	2010	Clipper Sapphire Pool	September 2016	Spot Pool(14)
Genco Brittany	2010	Clipper Sapphire Pool	September 2016	Spot Pool(14)
Genco Languedoc	2010	Clipper Sapphire Pool	September 2016	Spot Pool(14)
Genco Normandy	2007	CLdN Cobelfret S.A.	March 2016	$3,000(15)
Genco Picardy	2005	Centurion Bulk Pte. Ltd., Singapore	July 2016	98.5% of BSI
Genco Provence	2004	Pioneer Navigation Ltd.	August 2016	100% of BSI
Genco Pyrenees	2010	Clipper Sapphire Pool	September 2016	Spot Pool(14)
Genco Rhone	2011	Pioneer Navigation Ltd.	December 2016	100% of BSI
Baltic Leopard	2009	Bulkhandling Handymax A/S	October 2016	Spot Pool(16)
Baltic Panther	2009	Bulkhandling Handymax A/S	June 2016	Spot Pool(13)
Baltic Jaguar	2009	Cargill Ocean Transportation (Singapore) Pte. Ltd.	March 2016	$4,000(17)
Baltic Cougar	2009	Bulkhandling Handymax A/S	June 2016	Spot Pool(13)

Handymax Vessels
Genco Success	1997	Cargill International S.A.	April 2016	$4,000(18)
Genco Carrier	1998	Elder Triumphant Shipping Lines Ltd.	March 2016	$3,900(19)
Genco Prosperity	1997	TST NV, Nevis	May 2016	87.5% of BSI(20)
Genco Wisdom	1997	ED&F Man Shipping Ltd.	April 2016	89% of BSI
Genco Marine	1996	Tongli Samoa Shipping Co., Ltd.	March 2016	$3,500(21)
Genco Muse	2001	Dooyang Limited	March 2016	$3,750(22)

Handysize Vessels
Genco Sugar	1998	Clipper Logger Pool	September 2016	Spot Pool(23)
Genco Pioneer	1999	Clipper Logger Pool	September 2016	Spot Pool(23)
Genco Progress	1999	Clipper Logger Pool	September 2016	Spot Pool(23)
Genco Explorer	1999	Clipper Logger Pool	September 2016	Spot Pool(23)

Genco Reliance	1999	Clipper Logger Pool	September 2016	Spot Pool(23)
Baltic Hare	2009	Clipper Logger Pool	September 2016	Spot Pool(23)
Baltic Fox	2010	Clipper Logger Pool	September 2016	Spot Pool(23)
Genco Charger	2005	Clipper Logger Pool	September 2016	Spot Pool(23)
Genco Challenger	2003	Clipper Logger Pool	September 2016	Spot Pool(23)
Genco Champion	2006	Clipper Logger Pool	September 2016	Spot Pool(23)
Baltic Wind	2009	Trammo Bulk Carriers	April 2016	107% of BHSI
Baltic Cove	2010	Clipper Bulk Shipping Ltd.	May 2016	100.5% of BHSI
Baltic Breeze	2010	Trammo Bulk Carriers	January 2017	103% of BHSI
Genco Ocean	2010	Falcon Navigation A/S	July 2016	103% of BHSI
Genco Bay	2010	Clipper Bulk Shipping Ltd.	June 2016	102% of BHSI
Genco Avra	2011	Ultrabulk S.A.	April 2017	104% of BHSI
Genco Mare	2011	Pioneer Navigation Ltd.	June 2017	103.5% of BHSI(24)
Genco Spirit	2011	Clipper Bulk Shipping Ltd.	August 2016	$7,000

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

(3)         We have agreed to an extension with Cargill International S.A. on a spot market-related time charter based on 98% of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. The minimum and maximum expiration dates of the time charter are November 7, 2016 and January 7, 2017, respectively. The extension began on January 31, 2016.

(4)         We have reached an agreement with Swissmarine Services S.A. on a time charter for 10.5 to 14.5 months at a rate of $3,250 per day with a 50% index-based profit sharing component. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on January 31, 2016.

(5)         We have agreed to an extension with Swissmarine Services S.A. on a time charter for 10.5 to 14.5 months at a rate of $3,250 per day with a 50% index-based profit sharing component. Hire is paid every 15 days in advance less a 4.50% third-party brokerage commission. The extension began on January 30, 2016.

(6)         We have agreed to an extension with Swissmarine Services S.A. on a time charter for 10.5 to 14.5 months at a rate of $3,250 per day with a 50% index-based profit sharing component. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The extension began on January 31, 2016.

(7)         We have reached an agreement to enter this vessel into the Navig8 Pan8 Pool, a vessel pool trading in the spot market of which Navig8 Inc. acts as the pool manager. We can withdraw the vessel with three months’ notice.

(8)         We have reached an agreement with Hyundai Glovis Co., Ltd. on a time charter for approximately 90 days at a rate of $4,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 3, 2016 after repositioning. The vessel redelivered to us on February 22, 2016.

(9)         We have agreed to an extension with Pioneer Navigation Ltd. on a time charter for 11 to 14.5 months at a rate of $3,250 per day with a 50% index-based profit sharing component except for the initial 25 days in which the hire rate is $2,500 per day. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. The extension began on February 29, 2016.

(10)  We have agreed to an extension with Pioneer Navigation Ltd. on a spot market-related time charter based on 104% of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. The minimum and maximum expiration dates of the time charter are June 15, 2017 and August 15, 2017, respectively. The extension is expected to begin on or about March 15, 2016.

(11)  We have reached an agreement with Chun An Chartering Co., Ltd. on a time charter for approximately 30 days at a rate of $2,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 20, 2016 after repositioning. The vessel redelivered to us on February 4, 2016.

(12)  We have reached an agreement with Dooyang Limited on a time charter for approximately 20 days at a rate of $3,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 19, 2016 after repositioning. The vessel redelivered to us on February 14, 2016.

(13)  We have reached an agreement to enter these vessels into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. We can withdraw a vessel with three months’ notice.

(14)  We have reached an agreement to enter these vessels into the Clipper Sapphire Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager. We can withdraw a vessel with a minimum notice of six months.

(15)  We have reached an agreement with CLdN Cobelfret S.A. on a time charter for approximately 15 days at a rate of $3,000 per day. Hire is paid in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 6, 2016 after repositioning. The vessel redelivered to us on March 3, 2016.

(16)  We have reached an agreement to enter this vessel into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. We can withdraw the vessel with three months’ notice after the vessel has been in the pool for a minimum of four months. The vessel entered the pool on March 13, 2016.

(17)  We have reached an agreement with Cargill Ocean Transportation (Singapore) Pte. Ltd. on a time charter for approximately 10 days at a rate of $4,000 per day. Hire is paid every 10 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 10, 2016 after repositioning. The vessel redelivered to us on March 2, 2016.

(18)  We have reached an agreement with Cargill International S.A. on a time charter for approximately 40 days at a rate of $4,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 1, 2016 after repositioning.The vessel redelivered to us on January 27, 2016.

(19)  We have reached an agreement with Elder Triumphant Shipping Lines Ltd. on a time charter for approximately 20 days at a rate of $3,900 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 14, 2016 after repositioning. The vessel redelivered to us on March 10, 2016.

(20)  We have reached an agreement with TST NV, Nevis on a spot market-related time charter for 3.5 to 6.5 months based on 87.5% of the BSI, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 2, 2016 after repositioning. The vessel redelivered to us on January 4, 2016.

(21)  We have reached an agreement with Tongli Samoa Shipping Co., Ltd. on a time charter for approximately 15 days at a rate of $3,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 5, 2016 after repositioning. The vessel redelivered to us on February 26, 2016.

(22)  We have reached an agreement with Dooyang Limited on a time charter for approximately 20 days at a rate of $3,750 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 4, 2016 after repositioning. The vessel redelivered to us on March 1, 2016.

(23)  We have reached an agreement to enter these vessels into the Clipper Logger Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager. We can withdraw the vessels with a minimum notice of six months.

(24)  We have agreed to an extension with Pioneer Navigation Ltd. on a spot-market related time charter for 12 to 15.5 months based on 103.5% of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports except for the initial 42 days in which hire is based on the average of the Baltic Handysize HS2 and HS3 routes. The extension is expected to begin after completion of drydocking for scheduled maintenance.

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

As of March 15, 2016, we employed 34 shore-based personnel and approximately 1,575 seagoing personnel on our vessels.

CUSTOMERS

Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels.  We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities.  Our customers include national, regional and international companies, such as Cargill, Swissmarine, Pioneer Navigation Ltd. and Clipper. For the year ended December 31, 2015, three of our charterers, Swissmarine, Clipper and Pioneer Navigation Ltd., each accounted for more than 10% of our voyage revenue, or 56.49%, in the aggregate.

COMPETITION

Our business fluctuates in line with the main patterns of trade of the major drybulk cargoes and varies according to changes in the supply and demand for these items.  We operate in markets that are highly competitive and based primarily on supply and demand.  We compete for charters on the basis of price, vessel location and size, age and condition of the vessel, as well as on our reputation as an owner and operator.  We compete with other owners of drybulk carriers in the Capesize, Panamax, Ultramax, Supramax, Handymax and Handysize class sectors, some of whom may also charter our vessels as customers.  Ownership of drybulk carriers is highly fragmented and is divided among approximately 1,990 independent drybulk carrier owners.

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

Loss of Hire Insurance

We maintain loss of hire insurance, which covers business interruptions and related losses that result from the loss of use of a vessel.  Our loss of hire insurance has a 14-day deductible and provides claim coverage for up to 90 days or 180 days, depending on the vessel.

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

In 2013, the IMO’s Maritime Environment Protection Committee (“MEPC”) adopted by resolution amendments to the MARPOL Annex I Conditional Assessment Scheme (“CAS”). These amendments, which became effective on October 1, 2014, pertain to revising references to the inspections of bulk carriers and tankers after the 2011 International Code on the Enhanced Programme of Inspections during Surveys of Bulk Carriers and Oil Tankers (“ESP Code”), which enhances the programs of inspections. We may need to make certain financial expenditures to comply with these amendments which we do not anticipate to be material.

Air Emissions

In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution.  Effective May 2005, and as subsequently revised, Annex VI sets limits on nitrogen oxide emissions from ships whose diesel engines were constructed (or underwent major conversions) on or after January 1, 2000. It also prohibits “deliberate emissions” of “ozone depleting substances,” defined to include certain halons and chlorofluorocarbons.  “Deliberate emissions” are not limited to times when the ship is at sea; they can for example include discharges occurring in the course of the ships repair and maintenance.  Emissions of “volatile organic compounds” from certain tankers, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls (PCBs)) are also prohibited.  Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions, known as Emission Control Areas (“ECAs”) (see below).

The MEPC, adopted amendments to Annex VI on October 10, 2008, which entered into force on July 1, 2010.  The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships.  As of January 1, 2012, the amended Annex VI requires that fuel oil contain no more than 3.50% sulfur (from the previous cap of 4.50%). By January 1, 2020, sulfur content outside sulfur emission control areas must not exceed 0.50%, subject to a feasibility review to be completed no later than 2018.

Sulfur content standards are even stricter within certain ECAs. As of July 1, 2010, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 1.0%, which was further reduced to 0.10% on January 1, 2015.  Amended Annex VI establishes procedures for designating new ECAs. The Baltic Sea and the North Sea have been so designated. Effective August 1, 2012, certain coastal areas of North America were designated ECAs, and as of January 1, 2014 the applicable areas of the United States Caribbean Sea were designated ECAs. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

As of January 1, 2013, MARPOL made mandatory certain measures relating to energy efficiency for ships in part to address greenhouse gas emissions. All new ships are required to utilize the Energy Efficiency Design Index (“EEDI”) and all ships must use a Ship Energy Efficiency Management Plan (“SEEMP”).  Our fleet is already compliant with this requirement.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for new tier III marine engines, depending on their date of installation. The EPA promulgated equivalent (and in some senses stricter) emissions standards in late 2009.

Safety Management System Requirements

The IMO also adopted the International Convention for the Safety of Life at Sea of 1974 (“SOLAS Convention”) and the International Convention on Load Lines (“LL Convention”), which impose a variety of standards that regulate the design and operational features of ships.  The IMO periodically revises the SOLAS Convention and LL Convention standards.  The SOLAS Convention amendments that relate to the safe manning of vessels were adopted by the IMO in May 2012 and entered in force as of January 1, 2014.  The Convention on Limitation of Liability for Maritime Claims (“LLMC”) was recently amended, and the amendments went into effect on June 8, 2015. The foregoing amendments alter the limits of liability for loss of life or personal injury and property claims against ship owners.

Under Chapter IX of the SOLAS Convention, the International Management Code for the Safe Operation of Ships and for Pollution Prevention (“ISM Code”), our operations are also subject to environmental standards and requirements.  The ISM Code requires the owner of a vessel, or any person who has taken responsibility for operation of a vessel, to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies.  We rely upon the safety management system that we and our technical manager have developed for compliance with the ISM Code.  The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

The ISM Code requires that vessel operators also obtain a safety management certificate for each vessel they operate.  This certificate evidences compliance by a vessel’s management with code requirements for a safety management system.  No vessel can obtain a certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code.  We believe that we have all material requisite documents of compliance for our managers’ offices and safety management certificates for all of our vessels for which such certificates are required by the IMO.  We renew these documents of compliance and safety management certificates as required.

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the nation’s signatory to such conventions.  The IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments (“BWM Convention”) in February 2004.  The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits.  The BWM Convention will not become effective until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping.  To date, the BWM Convention has not yet been ratified, but proposals regarding implementation have recently been submitted to the IMO.  Many of the implementation dates in the BWM Convention have already passed, so that once the BWM Convention enters into force, the period of installation of mandatory ballast water exchange requirements would be extremely short, with several thousand ships a year needing to install ballast water management systems (“BWMS”). For this reason, on December 4, 2013, the IMO Assembly passed a resolution revising the application dates of the BWM Convention so that they are triggered by the entry into force date and not the adoption date in the BWM Convention. This, in effect, makes all vessels constructed before the entry into force date “existing vessels” and allows for the installation of a BWMS on such vessels at the first IOPP (International Oil Pollution Prevention) renewal survey following entry into force of the convention. Furthermore, in October 2014 the MEPC met and adopted additional resolutions concerning the BWM Convention’s implementation. Once mid-ocean ballast exchange ballast water treatment requirements become mandatory, the cost of compliance could increase for ocean carriers and the costs of ballast water treatments may be material. However, many countries already regulate the discharge of ballast water carried by vessels from country to country to prevent the introduction of invasive and harmful species via such discharges. The United States for example requires vessels entering its waters from another country to conduct mid-ocean ballast exchange, or undertake some alternate measure, and to comply with certain reporting requirements.  The system specification requirements for trading in the United States have not been formalized, but we believe the ballast water treatment systems will range from $0.7 million to $1.0 million each, primarily dependent on the size of the vessel.

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended by different Protocols in 1976, 1984, and 1992, and amended in 2000 (the “CLC”). Under the CLC and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain exceptions. The 1992 Protocol changed certain limits on liability, expressed using the International Monetary Fund currency unit of Special Drawing Rights. The limits on liability have since been amended so that the compensation limits on liability were raised. The right to limit liability is forfeited under the CLC where the spill is caused by the ship owner’s personal fault and under the 1992 Protocol where the spill is caused by the ship owner’s personal act or omission by intentional or reckless conduct where the ship owner knew pollution damage would probably result. The CLC requires ships covered by it to maintain insurance covering the liability of the owner in a sum equivalent to an owner’s liability for a single incident. We believe that our protection and indemnity insurance will cover the liability under the plan adopted by the IMO.

The IMO adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage (the “Bunker Convention”), to impose strict liability on ship owners for pollution damage in jurisdictional waters of ratifying states caused by discharges of bunker fuel. The Bunker Convention requires registered owners of ships over 1,000 gross tons to maintain insurance for pollution damage in an amount equal to the limits of liability under the applicable national or international limitation regime (but not exceeding the amount calculated in accordance with the Convention on Limitation of Liability for Maritime Claims of 1976, as amended). With respect to non-ratifying states, liability for spills or releases of oil carried as fuel in ship’s bunkers typically is determined by the national or other domestic laws in the jurisdiction where the events or damages occur.

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

The U.S. Oil Pollution Act of 1990 and the Comprehensive Environmental Response, Compensation and Liability Act

The U.S. Oil Pollution Act of 1990 (“OPA”) established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills.  OPA affects all “owners and operators” whose vessels trade in the United States, its territories and possessions or whose vessels operate in U.S. waters, which includes the U.S. territorial sea and the 200 nautical mile exclusive economic zone around the U.S.  The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) which applies to the discharge of hazardous substances other than oil, except in limited circumstances, whether on land or at sea.  OPA and CERCLA both define “owner or operator” “in the case of a vessel as any person owning, operating or chartering by demise, the vessel.”  Accordingly, both OPA and CERCLA impact our operations.

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

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs.  Effective December 21, 2015, the U.S. Coast Guard adjusted the limits of OPA liability for non-tanker vessels to the greater of $1,100 per gross ton or $939,800 (subject to periodic adjustment for inflation).  These limits of liability do not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party’s gross negligence or willful misconduct.  The limitation on liability similarly does not apply if the responsible party fails or refuses to (i) report the incident where the responsibility party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

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

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico may also result in additional regulatory initiatives or statutes, including the raising of liability caps under OPA.  For example, on August 15, 2012, the U.S. Bureau of Safety and Environmental Enforcement (“BSEE”) implemented a final drilling safety rule for offshore oil and gas operations that strengthens the requirements for safety equipment, well control systems, and blowout prevention practices.  A new rule issued by the U.S. Bureau of Ocean Energy Management (“BOEM”) that increased the limits of liability of damages for offshore facilities under OPA based on inflation took effect in January 2015. In April 2015, it was announced that new regulations are expected to be imposed in the United States regarding offshore oil and gas drilling. In December 2015, the BSEE announced a new pilot inspection program for offshore facilities. Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes.  Additional legislation, regulations, or other requirements applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.

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

The EPA has enacted rules requiring a permit regulating ballast water discharges and other discharges incidental to the normal operation of certain vessels within U.S. waters under the Vessel General Permit for Discharges Incidental to the Normal

Operation of vessels (the “VGP”).  For a new vessel delivered to an owner or operator after September 19, 2019 to be covered by the VGP, the owner must submit a Notice of Intent (“NOI”) at least 30 days before the vessel operates in U.S. waters. On March 28, 2013, the EPA re-issued the VGP for another five years; this 2013 VGP took effect December 19, 2013.  The 2013 VGP contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, more stringent requirements for exhaust gas scrubbers and the use of environmentally acceptable lubricants.  We will submit NOIs for our vessels where required.

The USCG regulations adopted under the U.S. National Invasive Species Act (the “NISA”) also impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering or operating in U.S. waters that require the installation of equipment to treat ballast water before it is discharged in U.S. waters or, in the alternative, the implementation of other port facility disposal arrangements or procedures.  Vessels not complying with these regulations are restricted from entering U.S. waters.  The USCG must approve any technology before it is placed on a vessel.

Notwithstanding the foregoing, as of January 1, 2014, vessels are technically subject to the phasing-in of these standards. As a result, the USCG has provided waivers to vessels which cannot install the as-yet unapproved technology. The EPA, on the other hand, has taken a different approach to enforcing ballast discharge standards under the VGP. On December 27, 2013, the EPA issued an enforcement response policy in connection with the new VGP in which the EPA indicated that it would take into account the reasons why vessels do not have the requisite technology installed, but will not grant any waivers.

It should also be noted that in October 2015, the Second Circuit Court of Appeals issued a ruling that directed the EPA to redraft the sections of the 2013 VGP that address ballast water. However, the Second Circuit stated that 2013 VGP will remain in effect until the EPA issues a new VGP. It presently remains unclear how the ballast water requirements set forth by the EPA, the USCG, and IMO BWM Convention, some of which are in effect and some which are pending, will co-exist.

The USCG’s revised ballast water standards are consistent with requirements under the BWM Convention. Compliance with the EPA and the USCG regulations could require the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost, or may otherwise restrict our vessels from entering U.S. waters. In addition, certain states have enacted more stringent discharge standards as conditions to their required certification of the VGP.

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

The European Union has adopted several regulations and directives requiring, among other things, more frequent inspections of high-risk ships, as determined by type, age, and flag as well as the number of times the ship has been detained. The European Union also adopted and then extended a ban on substandard ships and enacted a minimum ban period and a definitive ban for repeated offenses. The regulation also provided the European Union with greater authority and control over classification societies by imposing more requirements on classification societies and providing for fines or penalty payments for organizations that failed to comply.

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions.  The 2015 United Nations Convention on Climate Change Conference in Paris did not result in an agreement that directly limited greenhouse gas emissions from ships.  As of January 1, 2013, all new ships must comply with two new sets of mandatory requirements, which were adopted by MEPC in July 2011, to address greenhouse gas emissions from ships. Currently operating ships will be required to develop SEEMPs, and minimum energy efficiency levels per capacity mile will apply to new ships, as defined by the EEDI. These requirements could cause us to incur additional compliance costs. The IMO is also planning to implement market-based mechanisms to reduce greenhouse gas emissions from ships at an upcoming MEPC session.  In April 2015, a regulation was adopted requiring that large ships (over 5,000 gross tons)

calling at European Union ports from January 2018 collect and publish data on carbon dioxide emissions and other information. In the United States, the EPA has issued a finding that greenhouse gases endanger the public health and safety and has adopted regulations to limit greenhouse gas emissions from certain mobile sources and large stationary sources. The EPA enforces both the CAA and the international standards found in Annex VI of MARPOL concerning marine diesel emissions, and the sulfur content found in marine fuel. Any passage of climate control legislation or other regulatory initiatives by the IMO, European Union, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol, that restrict emissions of greenhouse gases could require us to make significant financial expenditures, including capital expenditures to upgrade our vessels, which we cannot predict with certainty at this time.

International Labour Organization

The International Labour Organization (ILO) is a specialized agency of the United Nations with headquarters in Geneva, Switzerland. The ILO has adopted the Maritime Labor Convention 2006 (“MLC 2006”). A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance will be required to ensure compliance with the MLC 2006 for all ships above 500 gross tons in international trade. The MLC 2006 entered into force on August 20, 2013. The MLC 2006 requires us to develop new procedures to ensure full compliance with its requirements.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security.  On November 25, 2002, the U.S. Maritime Transportation Security Act of 2002 (“MTSA”) came into effect.  To implement certain portions of the MTSA, in July 2003, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. The regulations also impose requirements on certain ports and facilities, some of which are regulated by the EPA.

Similarly, in December 2002, amendments to the SOLAS Convention created a new chapter of the convention dealing specifically with maritime security.  The new Chapter XI-2 became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, and mandates compliance with the International Ship and Port Facilities Security Code (the “ISPS Code”).  The ISPS Code is designed to enhance the security of ports and ships against terrorism.  To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”) from a recognized security organization approved by the vessel’s flag state.  Among the various requirements are:

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

The USCG regulations, intended to align with international maritime security standards, exempt from MTSA vessel security measures non-U.S. vessels that have on board, as of July 1, 2004, a valid ISSC attesting to the vessel’s compliance with the SOLAS Convention security requirements and the ISPS Code.  We have implemented the various security measures addressed by the MTSA, the SOLAS Convention and the ISPS Code.

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

Most vessels are also drydocked every 30 to 36 months for inspection of the underwater parts and for repairs related to inspections.  If any defects are found, the classification surveyor will issue a “recommendation,” which must be rectified by the vessel owner within prescribed time limits.

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a classification society which is a member of the International Association of Classification Societies (“IACS”).  In December 2013, the IACS adopted new harmonized Common Structural Rules, which apply to oil tankers and bulk carriers constructed on or after July 1, 2015.  All of our vessels have been certified as being “in class” by ABS, DNVGL or Lloyd’s.  All new and secondhand vessels that we purchase must be certified prior to their delivery under our standard agreements.

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

ITEM 1A.                                         RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “budget,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) further declines or sustained weakness in demand in the drybulk shipping industry; (ii) continuation of weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube, oil, bunkers, repairs, maintenance and general, administrative, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the ability to realize the expected benefits of the our merger with Baltic Trading to the degree, in the amounts or in the timeframe anticipated; (xvi) the extent to which our operating results continue to be affected by weakness in market conditions and charter rates; (xvii) our ability to continue as a going concern, (xviii) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xix) our ability to obtain the waivers under our credit facilities described in the “Liquidity and Capital Resources” section; (xx) our ability to implement measures to resolve our liquidity and covenant compliance issues; (xxi) those other risks and uncertainties discussed below under the headings “RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS”, and (xxii) other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).  We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The weak global economic environment that has persisted since the global downturn in 2008 continues to negatively impact the drybulk industry.  General market volatility has endured as a result of uncertainty about the growth rate of the world economy and the Chinese economy in particular, on which the drybulk industry depends to a significant degree.  The economies of the U.S., European Union, and  other parts of the world continue to experience slow growth or exhibit weak economic trends. These economic conditions have resulted in decreasing demand for drybulk cargoes, which in turn has led to lower demand for drybulk vessels.  Charter rates have declined significantly in recent years and are near historic lows as a result of this lower demand and an increased supply of drybulk vessels as described below in “The current oversupply of drybulk carrier capacity may lead to continued rate weakness or further reductions in charterhire rates and profitability.”  As a result, a number of drybulk shipping companies, including us, have experienced declining revenues, negative cash flow, and liquidity issues.  There have thus been widespread loan covenant defaults in the drybulk industry as well as declarations of bankruptcy by some operators and shipowners as well as charterers.

If the current global economic environment persists, worsens, or does not sufficiently recover, we may be negatively affected in the following ways:

•                  As a result of low charter rates that in some instances do not allow us to operate our vessels profitably, our earnings and cash flows could remain at depressed levels or decline.  This may leave us with insufficient cash resources to fund our operations or make required amortization payments under our credit facilities, which would potentially accelerate the repayment of our outstanding indebtedness.  Please refer to “We face liquidity issues as a result of conditions in the current market environment” below for further details.

•                  If our earnings and cash flows remain at depressed levels or decline, we may also breach one or more of the covenants in our credit facilities, including covenants relating to our minimum cash balance and our leverage ratio. This also would potentially accelerate the repayment of outstanding indebtedness.  Please refer to “Covenants under our credit facilities may be difficult to satisfy in the current market environment” below for further details.

•                  The market values of our vessels have decreased, which may cause us to recognize losses if any of our vessels are sold, scrapped or if their values are impaired.  Moreover, all of our credit facilities contain collateral maintenance covenants that depend on the appraised values of our vessels.  We currently are not in compliance with some such covenants and may not be in compliance with others if the appraised values of our vessels remain at depressed levels, further decline, or do not sufficiently recover.   Please refer to “The market values of our vessels may decrease, which could adversely affect our operating results or cause us to breach one or more of the covenants in our credit facilities” below for further details.

•                  Our charterers may fail to meet their obligations under our time charter agreements.

•                  The value of our investment in Jinhui could further decline, and we may recognize additional losses if we were to sell our shares or if the value of our investment is impaired.

The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to continue as a going concern.

Charterhire rates for drybulk carriers are currently at historically low levels and may remain low or further decrease in the future, which may adversely affect our earnings.

The prolonged downturn in the drybulk charter market, from which we derive the large majority of our revenues, has severely affected the drybulk shipping industry. The Baltic Dry Index (“BDI”), an index published by The Baltic Exchange of shipping rates for 26 key drybulk routes, showed relative weakness in 2015 and recorded an average level of 718, compared to a ten-year average level of 2,721, as of February 29, 2016.  The BDI was at a peak of 1,222 in August 2015 and reached a low of 471 in December 2015.  After reaching an all-time low of 290 on February 10, 2016, the BDI marginally increased to reach a level of 329 as of February 29, 2016.   The BDI remains volatile, and the economic conditions underlying its overall decline have not abated.  Accordingly, there can be no assurance that the drybulk charter market will recover in the near future, and the market could experience a further downturn.

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

We anticipate that the future demand for drybulk carriers will continue to depend on economic growth in the world’s economies, particularly China and India, seasonal and regional changes in demand, changes in the capacity of the global drybulk carrier fleet and the sources and supply of drybulk cargo to be transported by sea.  Adverse economic, political, social or other developments, including a change in worldwide fleet capacity, could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to continue as a going concern.

The current oversupply of drybulk carrier capacity may lead to continued rate weakness or further reductions in charterhire rates and profitability.

The market supply of drybulk carriers has increased every year since 2010 as a result of the delivery of numerous newbuilding orders, which peaked in 2008.  Scrapping of older vessels has not been sufficient to offset the delivery of such newbuildilngs.  The oversupply of drybulk carrier capacity has resulted in a reduction of charterhire rates, as evidenced by the low rates we have experienced during 2015.  Currently, a large number of our spot market-related time charterers are unprofitable due to the weakness associated with dry cargo freight rates.  Under current market conditions, upon the expiration or termination of our vessels’ current non-spot charters, we may only be able to re-charter our vessels at depressed or unprofitable rates, or we may not be able to charter these vessels at all.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to continue as a going concern.

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

We determine the recoverable amount of each vessel by estimating the undiscounted future cash flows associated with each vessel. If the recoverable amount is less than the carrying amount of the vessel, the vessel is deemed impaired and such vessel would be written down to its fair value. The carrying values of our vessels may not represent their fair market value in the future because the new market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. Any impairment charges incurred as a result of declines in charter rates could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to continue as a going concern.

A further economic slowdown, continued weakness, or changes in the economic and political environment in the Asia Pacific region could have a material adverse effect on our business, financial position and results of operations.

A significant number of the port calls made by our vessels involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region.  As a result, a negative change in economic conditions in any Asia Pacific country, and particularly in China, India or Japan, could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.  In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product.  China’s gross domestic product grew by 6.9% in 2015 as compared to a 7.4% growth rate in 2014. We cannot assure you that the Chinese economy will not experience a significant contraction in the future.  To the extent the  Chinese government does not continue to pursue a policy of economic growth and urbanization, the level of imports to and exports from China could be adversely affected by changes to these initiatives by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions.  Notwithstanding economic reform, the Chinese government may adopt policies that favor domestic drybulk shipping companies and may hinder our ability to compete with them effectively.  The Chinese government has also taken actions seen as protecting domestic industries such as coal or steel, which may reduce the demand for drybulk cargoes bound for China and negatively impact the drybulk industry.  Moreover, a significant or protracted slowdown in the economies of the United States, the European Union or various Asian countries may adversely affect economic growth in China and elsewhere.  Our business, results of operations, cash flows, financial condition and ability to pay dividends will likely be materially and adversely affected by an economic downturn in any of these countries.

We are subject to regulation and liability under environmental and operational safety laws that could require significant expenditures and affect our cash flows and net income and could subject us to increased liability under applicable law or regulation.

Our business and the operation of our vessels are materially affected by government regulation in the form of international conventions and national, state and local laws and regulations in force in the jurisdictions in which the vessels operate, as well as in the countries of their registration.  Because such conventions, laws, and regulations are often revised, we cannot predict the ultimate cost of complying with them or their impact on the resale prices or useful lives of our vessels.  Additional conventions, laws and regulations may be adopted that could limit our ability to do business or increase the cost of our doing business and that may materially adversely affect our business, results of operations, cash flows, financial condition and ability to pay dividends.  See “Overview — Environmental and Other Regulation” in Item 1, “Business” of this annual report for a discussion of such conventions, laws, and regulations.  We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, certificates and financial assurances with respect to our operations.

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

The international shipping industry is an inherently risky business involving global operations.  Our vessels will be at risk of damage or loss because of events such as mechanical failure, collision, human error, war, terrorism, piracy, cargo loss and bad weather.  All these hazards can result in death or injury to persons, increased costs, loss of revenues, loss or damage to property (including cargo), environmental damage, higher insurance rates, damage to our customer relationships, harm to our reputation as a safe and reliable operator and delay or rerouting.  In addition, changing economic, regulatory and political conditions in some countries, including political and military conflicts, have from time to time resulted in attacks on vessels, mining of waterways, piracy, terrorism, labor strikes and boycotts.  Our vessels may operate in particularly dangerous areas, including areas of the South China Sea, the Arabian Sea, the Indian Ocean, the Gulf of Aden off the coast of Somalia, the Gulf of Guinea, and the Red Sea.  In November 2013, the government of the People’s Republic of China announced an Air Defense Identification Zone, or ADIZ, covering much of the East China Sea. When introduced, the Chinese ADIZ was controversial because a number of nations are not honoring the ADIZ, and the ADIZ includes certain maritime areas that have been contested among various nations in the region. Tensions relating to the Chinese ADIZ may escalate as a result of incidents relating to the ADIZ or other territorial disputes, which may result in additional limitations on navigation or trade.  These sorts of events could interfere with shipping routes and result in market disruptions that could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Arabian Sea, the Indian Ocean, the Gulf of Aden off the coast of Somalia, the Gulf of Guinea, and the Red Sea.  Sea piracy incidents continue to occur, particularly in the Gulf of Aden, the Gulf of Guinea and increasingly in Southeast Asia.  If these piracy attacks result in regions in which our vessels are deployed being characterized by insurers as “war risk” zones, or Joint War Committee (JWC) “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain, if available at all.  In addition, crew costs, including costs that may be incurred to the extent we employ onboard security guards, could increase in such circumstances.  We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us.  In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, results of operations, cash flows, financial condition and ability to pay dividends.

In response to piracy incidents, following consultation with regulatory authorities, we may station guards on some of our vessels in some instances. While our use of guards is intended to deter and prevent the hijacking of our vessels, it may also increase our risk of liability for death or injury to persons or damage to personal property. If we do not have adequate insurance in place to cover such liability, it could adversely impact our business, results of operations, cash flows, and financial condition.

Terrorist attacks and other acts of violence or war may have an adverse effect on our business, results of operations and financial condition.

Terrorist attacks continue to cause uncertainty in the world’s financial markets and may affect our business, operating results and financial condition. Continuing conflicts and recent developments in the Middle East, and the presence of U.S. and other armed forces in the Middle East and Afghanistan, may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Any of these occurrences could have a material adverse impact on our business, results of operation, and financial condition.

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

The U.S. Foreign Corrupt Practices Act (“FCPA”) and other applicable worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business.  These laws include the U.K.  Bribery Act, which became effective on July 1, 2011 and which is broader in scope than the FCPA, as it contains no facilitating payments exception.  We charter our vessels into some jurisdictions that international corruption monitoring groups have identified as having high levels of corruption.  Our activities create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA or other applicable anti-corruption laws.  Our policies mandate compliance with applicable anti-corruption laws.  Although we have policies, procedures and internal controls in place to monitor internal and external compliance, we cannot assure that our policies and procedures will protect us from governmental investigations or inquiries surrounding actions of our employees or agents.  If we are found to be liable for violations of the FCPA or other applicable anti-corruption laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from civil and criminal penalties or other sanctions.

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

From time to time, we operate vessels on spot charters either directly or by placing them in pools with similar vessels.  Spot charter arrangements generally provide that the vessel owner or pool operator bear the cost of fuel in the form of bunkers, which is a significant expense of operating the vessel.  We currently have 21 vessels operating in vessel pools and we may arrange for more vessels to do so, depending on market conditions.  Depending on the timing of increases in the price of fuel and market conditions, we or pool operators with whom we contract may be unable to pass along increases in fuel prices to our customers.  Currently, the majority of our vessels, excluding vessels operating in pools, are operating under standard time charter arrangements.  Under standard time charter arrangements, the charterer bears the cost of fuel in the form of bunkers.  At the commencement of a charter, the charterer purchases fuel from us at the then-prevailing market rates, and we are obligated to repurchase fuel at that same initial rate when the charterer redelivers the vessel back to us. Market rates at the time the charterer redelivers the vessel to us after completion of the charter (including any direct continuations) may be more or less than the prevailing market rates at the commencement of the charter.  In certain of our short-term time charter agreements, we sell the charterer the amount of the bunkers actually consumed and the charterer is required to redeliver the vessel to us without replenishment of the bunkers consumed. We believe the staggered nature of time charter expirations and the cyclical nature of fuel prices over time should reduce the risk of these repurchase obligations.  However, the date of redelivery of vessels and fluctuations in the price and supply of fuel are unpredictable and therefore these arrangements could result in losses or reductions in working capital that are beyond our control. As is customary in our industry, we do not use hedging agreements on fuel to mitigate these risks.  With respect to time charter agreements, we believe the variable expiration of the relevant contracts makes hedging agreements impractical or uneconomic.

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

Company Specific Risk Factors

We face liquidity issues as a result of conditions in the current market environment.

The persistent, historically low rates in the drybulk shipping market have led to decreases in our overall revenues and operating losses on some of the charters we enter into.  As a result, we have experienced negative cash flows, and in turn, our liquidity has been negatively impacted.  If the current market environment persists or declines further, we may have insufficient liquidity to fund ongoing operations or satisfy our obligations under our credit facilities, which may lead to a default under one or more of our credit facilities.

Moreover, as described in more detail in “Covenants under our credit facilities may be difficult to satisfy in the current market environment” below, we face difficulty in maintaining compliance with certain of our credit facility covenants due to market conditions, our liquidity, and the decreased value of our vessels, and we are currently not in compliance with certain of our collateral maintenance covenants.  To the extent we fail to satisfy any of our covenants and such failure is not cured or waived within the applicable grace period, we may be in default under our credit facilities.

If we are in default of any of our credit facilities, the repayment of our indebtedness under the relevant facility could potentially be accelerated.   In addition, each of our credit facilities contain cross default provisions that could be triggered by a default under any of our other credit facilities, with the result that the repayment of some or all of our indebtedness could potentially be accelerated.

Given the foregoing noncompliance with our collateral maintenance provisions, the existence of the cross default provisions, and the absence of any current solution which would cure the noncompliance for at least the next 12 months, the Company has classified its outstanding indebtedness as a current liability as of December 31, 2015.

As a result, we could experience a material adverse effect on our business, results of operations, cash flows, financial condition, ability to pay dividends, and we may cease to continue as a going concern.  For a further discussion of our liquidity issues, see “Liquidity and Captial Resources”  in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below.

Covenants under our credit facilities may be difficult to satisfy in the current market environment.

Given the negative impact of the current weak drybulk rate environment on our earnings, we face potential covenant compliance issues.  Based on the size of our fleet, our current credit facilities require us to maintain a minimum cash balance of $52.5 million at all times.  In light of our requirements to fund ongoing operations, make payments under our credit facilities, and the possibility of utilizing cash to resolve collateral maintenance shortfalls described below, we believe that without taking measures that are described below, which may not be available to us, we may not remain in compliance with our minimum cash covenants under our credit facilities during 2016.

In addition, given the current weakness in vessel values, we currently do not meet the minimum threshold under the collateral maintenance covenant in certain of our credit facilities, and we believe we may not meet such threshold in certain others of our credit facilities during 2016.  Additionally, this weakness in vessel values could result in us not meeting the leverage ratio requirements in our credit facilities during 2016, which requires us to maintain a ratio not to exceed 70% of financial indebtedness divided by value adjusted total assets, each as defined therein.  See Note 9 — Debt in the financial statements for a description of each facility and the detailed information surrounding the specific collateral maintenance shortfall and applicable cure, if any.

We may seek waivers or modifications to our credit agreements, which may be unavailable or subject to conditions.  We may also seek to refinance our indebtedness or raise additional capital through equity or debt offerings or selling assets (including vessels). We cannot be certain that we will accomplish any such actions. Absent such waivers or modifications, if we do not comply with these covenants and fail to cure our non-compliance following applicable notice and expiration of applicable cure periods, we may be in default of one or more of our credit facilities.  As a result, some or all of our indebtedness could be declared immediately due and payable, we may not be able to borrow further under our credit facilities, and we may have to seek alternative sources of financing on terms that may not be favorable to us. If we are unable to service or refinance our current or future indebtedness, we may have to take actions such as reducing or delaying acquisitions or capital expenditures, selling assets, seeking additional debt or equity capital, or pursuing other restructuring options.  To the extent such actions include dispositions of vessels, our ability to do so on acceptable terms may be limited by depressed vessel values, a second-hand market for the sale of vessels that has become less active, and  ongoing limited availability of financing for buyers of vessels.  As a result, we may experience a material adverse effect on our business, financial condition, results of operations and cash flows.

The market values of our vessels may decrease, which could adversely affect our operating results.

If the book value of one of our vessels is impaired due to unfavorable market conditions or a vessel is sold at a price below its book value, we would incur a loss that could adversely affect our financial results.  Refer to the “Impairment of long-lived assets” section under the heading “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for further information.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Our earnings will be adversely affected if we do not successfully employ our vessels.

As of March 15, 2016, approximately 86% of our vessels were in arrangements in which they were trading at spot market rates through spot market-related time charters or operating in a vessel pool.  Thirty-nine of our vessels were engaged under spot market-related time charter contracts that expire (assuming the option periods in the time charters are not exercised) between March 2016 and June 2017, and 21 of our vessels were trading in the spot charter market through participation in pool arrangements.  The remaining ten of the vessels in our fleet were engaged under short-term time charters at fixed rates.  The charterhire rates for our vessels have sometimes declined below the operating costs of our vessels.  Because we currently charter most of our vessels on spot market-related time charters, we are exposed to the cyclicality and volatility of the spot charter market, and we do not have significant long-term, fixed-rate time charters to ameliorate the adverse effects of downturns in the spot market. Capesize vessels, which we operate as part of our fleet, have been particularly susceptible to weakness in spot charter rates.

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

The revenues we earn may depend on the success and profitability of any vessel pools in which our vessels operate.

Chartering arrangements for our vessels deployed in a pool are handled by the commercial manager of the pool. The profitability of our vessels operating in vessel pools will depend upon the pool managers’ ability to successfully implement a profitable chartering strategy, which could include, among other things, obtaining favorable charters and employing vessels in the pool efficiently in order to service those charters. The pool’s profitability will also depend on minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. Furthermore, should an incident occur that negatively affects a pool’s revenues or should a pool underperform, then our profitability will be negatively impacted as a result. Commercial managers of pools typically exercise significant control and discretion over the operation of the pool, and our success and profitability will depend on the success of the pools in which we participate, particularly if we transition to a new pool. If vessels from other owners which enter into pools in which we participate are not of comparable design or quality to our vessels, or if the owners of such other vessels negotiate for greater pool weightings than those obtained by us, this could negatively impact the profitability of the pools in which we participate or dilute our interest in pool profits. If we wish to withdraw a vessel from a pool, we are required to give advance notice and the agreements we enter into with pools in which we participate may provide the applicable pool the right to defer withdrawal of our vessels. If the commercial manager of the pools in which we participate were to cease serving in such capacity, the pools may not be able to find a replacement commercial manager who will be as successful as the current commercial manager in chartering vessels and who may not have the same customer relationships. Additionally, were we to seek to assume direct commercial management of these vessels, either by choice or because of our failure to negotiate or maintain favorable terms with a profitable and well-managed pool, we may face similar challenges.  Most of our vessels operating in vessel pools are in pools managed by Clipper.  See “We depend upon ten charterers for a large part of our revenues.  The loss of one or more of these charterers could adversely affect our financial performance.” below for a discussion of the risk presented by this concentration of the employment of our vessels.

Restrictive covenants under our credit facilities may restrict our growth and operations.

Our credit facilities impose operating and financial restrictions that may limit our ability to:

•                              utilize cash above a certain amount as a result of cash sweeps;

•                              incur additional indebtedness on satisfactory terms or at all;

•                              incur liens on our assets;

•                              sell our vessels or the capital stock of our subsidiaries;

•                              make investments;

•                              engage in mergers or acquisitions;

•                              pay dividends;

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

We have derived a significant part of our revenues from a small number of charterers.  For the year ended December 31, 2015, approximately 80% of our revenues were derived from ten charterers. Of our total revenue for the year ended December 31, 2015, approximately 24.4% and 19.1% of our revenues were derived from two charterers, Swissmarine and Clipper, respectively.  If we were to lose any of these charterers, or if any of these charterers significantly reduced its use of our services or was unable to make charter payments to us, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel.  The average age of the vessels in our current fleet is approximately 9.4 years.  Older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology and cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

Our vessel operating expenses include the costs of crewing and insurance.  In addition, to the extent we enter the spot charter market; we would incur the cost of bunkers as part of our voyage expenses.  The price of bunker fuel may increase in the future.  If our vessels suffer damage, they may need to be repaired at a drydocking facility.  The costs of drydock repairs are unpredictable and can be substantial.  Moreover, we expect that the cost of maintenance and drydocking will increase as our fleet ages.  Increases in any of these costs could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

We are currently prohibited from paying dividends under certain of our facilities, the longest restriction of which is in effect until May 1, 2017.  Following May 1, 2017, the amount of dividends we may pay is limited based on the amount of the loans outstanding under the 2015 Revolving Credit Facility and the $98 Million Credit Facility, as well as the ration of the value of vessels and certain other collateral pledge under the $98 Million Credit Facility to the amount of the loan outstanding under such facility.  In addition, dividend may not exceed 50% of our net income (as defined in the 2015 Revolving Credit Facility) and may only be paid out of excess cash flow of Genco and its subsidiaries (as defined in the $98 Million Credit Facility).

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

Currently, there is no availability under our existing credit facilities.  These limitations place significant restrictions on financing that we could use for our growth.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this and each of our future annual reports on Form 10-K a report containing our management’s assessment of the effectiveness of our internal control over financial reporting and a related attestation of our independent registered public accounting firm.  As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, management concluded that our internal controls over financial reporting were not effective as of December 31, 2014 as a result of internal control design deficiencies limited to certain aspects of our implementation of fresh-start accounting.  Our independent registered public accounting firm’s attestation report as to the effectiveness of our internal control over financial reporting was qualified as a result.  If, in such future annual reports on Form 10-K, our management cannot provide a report as to the effectiveness of our internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified attestation report as to the effectiveness of our internal control over financial reporting as required by Section 404, investors could lose confidence in the reliability of our Consolidated Financial Statements, which could result in a decrease in the value of our common stock.

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

Arrangements relating to MEP could require significant time and attention from our personnel and may result in conflicts of interest.

We provide technical services for drybulk vessels purchased by MEP under an agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  This requires substantial time and attention from these individuals and reduces their availability to serve us.  Our Chairman is a director of and has a minority interest in MEP.  This arrangement was approved by an independent committee of our Board of Directors.  Although we do not provide MEP with chartering services or assistance with the purchase and sale of vessels, the arrangement under the agency agreement may not always be in our best interest or that of our shareholders and could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Our Chairman may pursue business opportunities in our industry that may conflict with our interests.

Our Chairman, Peter C. Georgiopoulos, is not an employee of our company and is not contractually committed to remain as a director of our company or to refrain from other activities in our industry.  Mr. Georgiopoulos actively reviews potential investment opportunities in the shipping industry, including the drybulk sector, from time to time.  Mr. Georgiopoulos is a director of and has a minority interest in MEP, which currently owns an aggregate of seven drybulk vessels.  Mr. Georgiopoulos has informed us that so long as he is a director of our company, prior to making an investment in an entity owning or operating drybulk vessels, he intends to disclose the details of such investment to our board and our independent directors and allow us to pursue the opportunity to the extent we choose to do so and are able.  However, in the event we choose not to pursue any such opportunity or are not able to obtain such an opportunity, Mr. Georgiopoulos may proceed, either alone or with others, with such investments.  As a result of such investments, Mr. Georgiopoulos may have independent interests in the ownership and operation of drybulk vessels that may conflict with our interests.

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

We will qualify for the Section 883 exemption if, among other things, (i) our stock is treated as primarily and regularly traded on an established securities market in the United States (which we refer to as the “publicly traded test”), (ii) we satisfy the qualified shareholder test or the controlled foreign corporation test.  Under applicable Treasury Regulations, the publicly-traded test cannot be satisfied in any taxable year in which persons who actually or constructively own 5% or more of our stock (which we sometimes refer to as “5% shareholders”), together own 50% or more of our stock (by vote or value) for more than half the days in such year (which we sometimes refer to as the “five percent override rule”), unless an exception applies.  A foreign corporation satisfies the qualified shareholder test if more than 50 percent of the value of its outstanding shares is owned (or treated as owned by applying certain attribution rules) for at least half of the number of days in the foreign corporation’s taxable year by one or more “qualified shareholders.”  A qualified shareholder includes a foreign corporation that, among other things, satisfies the publicly traded test.

Based on the ownership and trading of our stock in 2015, we believe that we satisfied the publicly traded test and qualified for the Section 883 exemption in 2015.  If we do not qualify for the Section 883 exemption, our U.S. source shipping income, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the U.S., would be subject to a 4% tax without allowance for deductions (which we sometimes refer to as the “U.S. gross transportation income tax”).  We can provide no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for the Section 883 exemption in 2016 or in future taxable years.

Baltic Trading’s stock was primarily traded on an established securities market in the U.S. in 2015.  However, we indirectly owned shares of Baltic Trading’s Class B Stock which provided us with over 50% of the combined voting power of all classes of Baltic Trading’s voting stock since Baltic Trading’s IPO was completed on March 15, 2010 until the Merger with Baltic Trading on July 17, 2015 (pursuant to which GS&T exchanged its shares for Baltic Trading’s outstanding common stock).  As a result, Baltic Trading’s Class B Stock will not be treated as regularly traded (a corporation’s stock is not regularly traded if, among other things, 50 percent or more of its stock (by vote or value) is not listed on one or more established securities markets) and Baltic Trading will not satisfy the publicly traded test in 2015 (and cannot satisfy the qualified shareholder test or the controlled foreign corporation test in 2015).  Thus, Baltic Trading does not qualify for a Section 883 exemption in 2015 and was subject to the U.S. gross transportation income tax on its U.S. source shipping income during the years ended December 31, 2015, 2014 and 2013.  During the year ended December 31, 2015 and the period from July 9 to December 31, 2014, Baltic Trading earned and paid U.S. gross transportation income tax on its U.S. source shipping income of approximately $1.7 million and $0.5 million, respectively.  During the period from January 1 to July 9, 2014 and the year ended December 31, 2013, Baltic Trading earned and paid U.S. gross transportation income tax on its U.S. source shipping income of approximately $1.0 million and $0.8 million, respectively.

As a result of the Merger, Baltic Trading should qualify for the Section 883 exemption under the qualified shareholder test in 2016 and future taxable years as long as we qualify for the Section 883 exemption by satisfying the publicly-traded test in such years.

In addition to our shipping income, we derive income from the technical and commercial management services that we provide to Baltic Trading (until the date of the Merger) and MEP, which results in U.S. source service income for which we are subject to and pay U.S. federal income tax on a net basis.  This taxable net income totaled approximately $3.9 million and $2.2 million during the year ended December 31, 2015 and the period from July 9 to December 31, 2014.  Additionally, this taxable net income totaled approximately $1.7 million and $4.2 million during the period from January 1 to July 9, 2014 and during the year ended December 31, 2013.

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

For purposes of these tests, “passive income” generally includes dividends, interest, gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business, as defined in applicable Treasury Regulations.  Income derived from the performance of services does not constitute “passive income.” By contrast, rental income would generally constitute passive income unless such income was treated under specific rules as derived from the active conduct of a trade or business.  We do not believe that our past or existing operations would cause, or would have caused, us to be deemed a PFIC with respect to any taxable year.  In this regard, we treat the gross income we derive or are deemed to derive from our time and spot chartering activities as services income, rather than rental income.  Accordingly, we believe that (1) our income from our time and spot chartering activities does not constitute passive income and (2) the assets that we own and operate in connection with the production of that income do not constitute passive assets.

While there is no direct legal authority under the PFIC rules addressing our method of operation, there is legal authority supporting this position consisting of pronouncements by the U.S. Internal Revenue Service (which we sometimes refer to as the “IRS”), concerning the characterization of income derived from time charters and voyage charters as services income for other tax purposes.  However, it should be noted that there is also legal authority, consisting of case law, which characterizes time charter income as rental income rather than services income for other tax purposes.

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

Certain shareholders currently hold significant percentages of our post-restructuring common stock. As of December 31, 2015, affiliates of Centerbridge Partners, L.P. owned approximately 31.22%; affiliates of Apollo Global Management owned approximately 14.05%; and affiliates of Strategic Value Partners, LLC owned approximately 17.33% of our common stock.

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

If we cannot meet the continued listing requirements of the New York Stock Exchange (the “NYSE”), the NYSE may delist our common shares, which would have an adverse impact on the trading volume, liquidity and market price of our common shares.

On February 23, 2016, we were notified by the NYSE that the average closing price of our common shares had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price required by the NYSE under Section 802.01C of the NYSE Listed Company Manual. The notice has no immediate impact on the listing of our common shares, which will continue to be listed and traded on the NYSE during the six-month period described below, subject to our compliance with other listing standards.

We have six months following receipt of the NYSE’s notice to regain compliance with the NYSE’s minimum share price requirement. We can regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the cure period our common shares have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of such month. Notwithstanding the foregoing, if we determine that we must cure the price condition by taking an action that will require approval of our stockholders, we may also regain compliance by (i) obtaining the requisite stockholder approval by no later than our next annual meeting, (ii) implementing the action promptly thereafter and (iii) the price of our common shares promptly exceeding $1.00 per share, and the price remaining above that level for at least the following 30 trading days.

A delisting of our common stock from the NYSE would negatively impact us because it could: (i) reduce the liquidity and market price of our common stock; (ii) reduce the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limit our ability offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets, (iv) impair our ability to provide equity incentives to our employees, and (v) lead to a default under one or more of our credit facilities. Certain of our credit facilities include a covenant requiring our common stock to be listed on the NYSE or another internationally recognized stock exchange; thus, if our common stock were to be delisted from the NYSE and not listed on another internationally recognized exchange, we could be in default under such facilities.  Given the cross default provisions in our other credit facilities, we could be in default under those facilities as well, with the result that some or all of our indebtedness could be declared immediately due and payable, and we may not have sufficient assets available to satisfy our obligations.

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

The market price of our common stock could decline due to sales of a large number of shares in the market, including sales of shares by our large shareholders, or the perception that these sales could occur.  These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock.  We may need to raise capital through sales of common stock or other securities for us to raise sufficient funding for, meet a condition of, or constitute  part or all of the consideration required to effect potential transactions we are considering to resolve our liquidity issues.

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

Classified Board of Directors.

Our amended and restated articles of incorporation provide for the division of our Board of Directors into two classes of directors, with the four members of Class I serving successive terms of one year and the four members of Class I serving an initial term of two years, after which the Board of Directors will cease to be classified.  This classified board provision could discourage a third party from making a tender offer for our shares or attempting to obtain control of us.  It could also delay shareholders who do not agree with the policies of our Board of Directors from removing a majority of our Board of Directors in a single year.

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

ITEM 1B.                                         UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We do not own any real property.  In September 2005, we entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  On January 6, 2012, we ceased use of this space and entered into a sublease agreement effective November 1, 2013.  Pursuant to the Plan that was approved by the Bankruptcy Court, we rejected the lease agreement on the Effective Date.  Refer to Note 21 — Commitments and Contingencies in our Consolidated Financial statements for further information.

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

Future minimum rental payments on the above lease for the next five years and thereafter are as follows:  $1.1 million annually for 2016 through 2017, $0.9 million for 2018, $2.2 million annually for 2019 through 2020 and a total of $11.1 million for the remaining term of the lease.

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

On June 30, 2015, Defendants moved to dismiss the Consolidated Complaint in its entirety.  Plaintiffs subsequently served an Amended Consolidated Complaint, and Defendants directed their motion to dismiss to that amended complaint.  The motion to dismiss is pending.

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

Separately, on or around May 12, 2015, a complaint was filed in the United States District Court for the Southern District of New York, styled Todd J. Biederman v. Baltic Trading Limited et al., 15-cv-3711 (RJS), seeking relief pursuant to Sections 14(a) and 20(a) of the Exchange Act and also alleging breaches of fiduciary duties and aiding and abetting those breaches. That complaint alleges facts and seeks relief similar to that in the actions in the New York State Supreme Court, in addition to claims regarding the adequacy of the preliminary joint proxy statement/prospectus and Form S-4 disclosures.  By order dated December 29, 2015, the case was dismissed without prejudice for failure to prosecute.

On March 28, 2014, the Genco Auvergne was arrested due to a disputed claim with the charterer of one of our other vessels, namely the Genco Ardennes.  In order for us to release the Genco Auvergne from its arrest, we entered into a cash collateralized $0.9 million bank guarantee with Skandinaviska Enskilda Banken AB (the “SEB Bank Guarantee”) on April 3, 2014.  The vessel has since been released from its arrest and the bank guarantee was released from escrow to us on June 22, 2015.  The SEB Bank Guarantee resulted in additional indebtedness.  As we were in default under the covenants of our 2007 Credit Facility due to the default on a scheduled debt amortization payment due on March 31, 2014, on April 3, 2014 we received a consent from the lenders under the 2007 Credit Facility to incur this additional indebtedness.  Also, under the $253 Million Term Loan Facility for which the Genco Auvergne is collateralized, we may not incur additional indebtedness related to its collateralized vessels under this facility.  We also received a consent from the lenders under the $253 Million Term Loan Facility on April 3, 2014 in order to enter the SEB Bank Guarantee.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Prior to the effective date of our plan of reorganization, our common stock traded on the New York Stock Exchange (the “NYSE”), the OTCQB marketplace, and the OTC Pink marketplace.  Upon such effective date, our original common stock was canceled, and our new common stock subsequently began trading on the OTC Bulletin Board under the symbol “GSKNF.”  The following table summarizes the quarterly high and low bid quotations prices per share of our common stock as reported on the OTC markets from July 15, 2014 to July 17, 2015. No prior established public trading market existed for our new common stock prior to this date.  The OTC markets quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  On July 20, 2015, after consummation of the Merger with Baltic Trading as discussed in Item 1, “Business,” our stock commenced trading on the New York Stock Exchange under the symbol “GNK.”

FISCAL YEAR ENDED DECEMBER 31, 2015	HIGH	LOW

1st Quarter	$13.50	$8.25
2nd Quarter	$8.70	$6.65
3rd Quarter	$7.85	$3.82
4th Quarter	$3.97	$1.12

FISCAL YEAR ENDED DECEMBER 31, 2014	HIGH	LOW

3rd Quarter	$21.45	$15.00
4th Quarter	$19.85	$12.75

As of March 15, 2016, there were approximately 39 holders of record of our common stock.

We have not declared or paid any dividends since the third quarter of 2008 and currently do not plan to resume the payment of dividends.

PART II

ITEM 6.                                                SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	Successor		Predecessor
	For the	Period from	Period from
	Year	July 9 to	January 1 to
	Ended	December 31,	July 9,
	December 31,	2014 (2)	2014 (2)	For the Years Ended December 31,
	2015	(restated)	(restated)	2013	2012	2011
Income Statement Data:
(U.S. dollars in thousands except for share and per share amounts)
Revenues:
Voyage revenues	$150,784	$98,817	$118,759	$224,179	$223,159	$388,929
Service revenues	3,175	1,584	1,701	3,285	3,294	3,285
Total revenues	$153,959	$100,401	$120,460	$227,464	$226,453	$392,214

Operating Expenses:
Voyage expenses	20,257	7,525	4,140	8,046	7,009	4,457
Vessel operating expenses	122,008	56,943	64,670	111,671	114,318	105,514
General, administrative and management fees	83,902	36,915	31,371	34,031	35,673	33,928
Depreciation and amortization	79,556	36,714	75,952	140,743	139,063	136,203
Other operating income	—	(530)	—	(121)	(265)	(527)
Impairment of vessel assets	39,893	—	—	—	—	—
Loss on sale of vessels	1,210	—	—	—	—	—
Goodwill impairment	—	166,067	—	—	—	—

Total operating expenses	346,826	303,634	176,133	294,370	295,798	279,575

Operating (loss) income	(192,867)	(203,233)	(55,673)	(66,906)	(69,345)	112,639
Other expense	(58,595)	(7,538)	(41,122)	(88,217)	(87,209)	(86,186)

(Loss) income before reorganization items, net	(251,462)	(210,771)	(96,795)	(155,123)	(156,554)	26,453
Reorganization items, net	(1,085)	(1,591)	(915,640)	—	—	—

Net (loss) income before income taxes	(252,547)	(212,362)	(1,012,435)	(155,123)	(156,554)	26,453
Income tax expense	(1,821)	(996)	(815)	(1,898)	(1,222)	(1,385)
Net (loss) income	(254,368)	(213,358)	(1,013,250)	(157,021)	(157,776)	25,068
Less: Net loss attributable to noncontrolling interest	(59,471)	(31,064)	(62,101)	(9,280)	(12,848)	(318)
Net (loss) income attributable to Genco Shipping & Trading Limited	$(194,897)	$(182,294)	$(951,149)	$(147,741)	$(144,928)	$25,386
Net (loss) earnings per share - basic	$(2.96)	$(3.02)	$(21.83)	$(3.42)	$(3.47)	$0.72
Net (loss) earnings per share - diluted	$(2.96)	$(3.02)	$(21.83)	$(3.42)	$(3.47)	$0.72
Weighted average common shares outstanding - Basic	65,831,637	60,360,515	43,568,942	43,249,070	41,727,075	35,179,244
Weighted average common shares outstanding - Diluted	65,831,637	60,360,515	43,568,942	43,249,070	41,727,075	35,258,205

	Successor		Predecessor
	For the	Period from	Period from
	Year	July 9 to	January 1 to
	Ended	December 31,	July 9,
	December 31,	2014 (2)	2014 (2)	For the Years Ended December 31,
	2015	(restated)	(restated)	2013	2012	2011
Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$121,074	$83,414	$ N/A	$122,722	$72,600	$227,968
Total assets	1,724,074	1,752,913	N/A	2,957,254	2,843,371	3,119,277
Total debt (current and long-term, including notes payable)	588,434	430,135	N/A	1,595,945	1,524,357	1,694,393
Total equity	1,105,966	1,292,774	N/A	1,308,805	1,261,207	1,361,618
Other Data:
(U.S. dollars in thousands)

Net cash (used in) provided by operating activities	$(56,086)	$(26,835)	$(33,317)	$(3,144)	$(18,834)	$158,183

Net cash used in investing activities	(56,774)	(44,101)	(30,535)	(146,555)	(3,669)	(133,367)

Net cash provided by (used in) financing activities	150,520	18,273	77,207	199,821	(132,865)	(67,725)

EBITDA (1)	$(93,598)	$(137,010)	$(833,366)	$83,041	$82,537	$249,080

(1)                     EBITDA represents net (loss) income attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP (i.e. non-GAAP measure) and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our Consolidated Statements of Cash Flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  Pursuant to the amendments entered into on April 30, 2015 for our $100 Million Term Loan Facility and our $253 Million Term Loan Facility, the definition of Consolidated EBITDA used in the financial covenants has been eliminated. The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading Limited for each of the periods presented above:

	Successor		Predecessor
	For the Year Ended December 31,	Period from July 9 to December 31, 2014	Period from January 1 to July 9, 2014	For the Years Ended December 31,
	2015	(restated)	(restated)	2013	2012	2011
Net (loss) income attributable to Genco Shipping & Trading Limited	$(194,897)	$(182,294)	$(951,149)	$(147,741)	$(144,928)	$25,386
Net interest expense	19,922	7,574	41,016	88,141	87,180	86,106
Income tax expense	1,821	996	815	1,898	1,222	1,385
Depreciation and amortization	79,556	36,714	75,952	140,743	139,063	136,203

EBITDA (1)	$(93,598)	$(137,010)	$(833,366)	$83,041	$82,537	$249,080

(2)                     The period from July 9 to December 31, 2014 (Successor Company) and the period from January 1 to July 9, 2014 (Predecessor Company) are distinct reporting periods as a result of our emergence from bankruptcy on July 9, 2014 as reported in our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Our fleet currently consists of 70 drybulk vessels, including 13 Capesize, eight Panamax, four Ultramax, 21 Supramax, six Handymax and 18 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 5,158,000 deadweight tons (“dwt”), and the average age of our fleet is currently approximately 9.4 years.  We seek to deploy our vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers, including Cargill, Swissmarine, and the Clipper Logger Pool and Clipper Sapphire Pool, in which Clipper Group acts as the pool manager.  The majority of the vessels in our current fleet are presently engaged under time charter, spot market-related time charter and vessel pool contracts that expire (assuming the option periods in the time charters are not exercised) between March 2016 and June 2017.

See pages 7 - 10 for a table of all vessels in our fleet.

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

We entered into a long-term management agreement (the “Management Agreement”) with Baltic Trading pursuant to which we applied our expertise and experience in the drybulk industry to provide Baltic Trading with commercial, technical, administrative and strategic services. The Management Agreement was for an initial term of approximately 15 years. Baltic Trading paid us for the services we provided it as well as reimbursed us for our costs and expenses incurred in providing certain of these services. Management fee income we earned from the Management Agreement net of any allocated shared expenses, such as salary, office expenses and other general and administrative fees, were taxable to us. Upon consolidation with Baltic Trading, any management fee income earned was eliminated for financial reporting purposes.  The Management Agreement was terminated as of July 18, 2015.

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

We provide technical services for drybulk vessels purchased by MEP under an agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services were initially provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  MEP will have the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee or without a fee upon a change of our control.  We may terminate provision of the services at any time on 60 days’ notice.  Mr. Georgiopoulos is a director of and has a minority interest in MEP.  This arrangement was approved by an independent committee of our Board of Directors.  On September 30, 2015, under the oversight of an independent committee of our Board of Directors Genco Management (USA) Limited and MEP entered into certain agreements under which MEP paid $2.2 million of the amount of service fees in arrears (of which $0.3 million was paid in 2016 by the new owners of five of the MEP vessels sold in January 2016 as described below and the daily service fee was reduced from $750 to $650 per day effective on October 1, 2015.  During January 2016, five of MEP’s vessels were sold to third parties, upon which these vessels were no longer subject to the agency agreement.  Based upon the September 30, 2015 agreement, termination fees were due in the amount $0.3 million, which was assumed by the new owners of the five MEP vessels that were sold.  The amount of these termination fees has been paid in full.  The daily service fee earned for the months of January and February 2016 has also been paid in full.

Year ended December 31, 2015 compared to the year ended December 31, 2014

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the years ended December 31, 2015 and 2014 on a consolidated basis, which includes the operations of Baltic Trading. The period from July 9 to December 31, 2014 (Successor Company) and the period from January 1 to July 9, 2014 (Predecessor Company) are distinct reporting periods as a result of our emergence from bankruptcy on July 9, 2014. References in these results of operation and the percentage change combine the Successor Company and Predecessor Company results for the year ended December 31, 2014 in order to provide comparability of such information to the year ended December 31, 2015.

	For the Years Ended December 31,		Increase
	2015	2014	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	4,745.0	4,745.0	—	—
Panamax	2,920.0	2,920.0	—	—
Ultramax	960.8	63.7	897.1	1,408.3%
Supramax	7,665.0	7,665.0	—	—
Handymax	2,190.0	2,190.0	—	—
Handysize	6,570.0	6,570.0	—	—

Total	25,050.8	24,153.7	897.1	3.7%

Available days (2)
Capesize	4,680.2	4,701.5	(21.3)	(0.5)%
Panamax	2,812.3	2,833.9	(21.6)	(0.8)%
Ultramax	949.8	60.7	889.1	1,464.7%
Supramax	7,194.3	7,279.9	(85.6)	(1.2)%
Handymax	1,965.0	2,086.1	(121.1)	(5.8)%
Handysize	6,368.9	6,478.0	(109.1)	(1.7)%

Total	23,970.5	23,440.1	530.4	2.3%

Operating days (3)
Capesize	4,634.1	4,693.1	(59.0)	(1.3)%
Panamax	2,810.1	2,825.1	(15.0)	(0.5)%
Ultramax	948.8	60.7	888.1	1,463.1%
Supramax	6,972.6	7,176.2	(203.6)	(2.8)%
Handymax	1,906.0	2,026.4	(120.4)	(5.9)%
Handysize	6,356.1	6,309.5	46.6	0.7%

Total	23,627.7	23,091.0	536.7	2.3%

Fleet utilization (4)
Capesize	99.0%	99.8%	(0.8)%	(0.8)%
Panamax	99.9%	99.7%	0.2%	0.2%
Ultramax	99.9%	100.0%	(0.1)%	(0.1)%
Supramax	96.9%	98.6%	(1.7)%	(1.7)%
Handymax	97.0%	97.1%	(0.1)%	(0.1)%
Handysize	99.8%	97.4%	2.4%	2.5%

Fleet average	98.6%	98.5%	0.1%	0.1%

Average Daily Results:

Time Charter Equivalent (5)
Capesize	$6,059	$13,132	$(7,073)	(53.9)%
Panamax	4,550	7,222	(2,672)	(37.0)%
Ultramax	7,316	10,494	(3,178)	(30.3)%
Supramax	5,176	8,018	(2,842)	(35.4)%
Handymax	5,255	7,444	(2,189)	(29.4)%
Handysize	5,473	7,590	(2,117)	(27.9)%

Fleet average	5,445	8,785	(3,340)	(38.0)%

Daily vessel operating expenses (6)
Capesize	$5,259	$5,429	$(170)	(3.1)%
Panamax	4,744	5,049	(305)	(6.0)%
Ultramax	4,747	5,543	(796)	(14.4)%
Supramax	4,929	5,133	(204)	(4.0)%
Handymax	5,064	5,061	3	0.1%
Handysize	4,531	4,616	(85)	(1.8)%

Fleet average	4,870	5,035	(165)	(3.3)%

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

	For the Years Ended December 31,
	2015	2014

Voyage revenues (in thousands)	$150,784	$217,576
Voyage expenses (in thousands)	20,257	11,665
	130,527	205,911
Total available days	23,970.5	23,440.1
Total TCE rate	$5,445	$8,785

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

Operating Data

The following tables represent the operating data and certain balance sheet data for the years ended December 31, 2015 and 2014 on a consolidated basis, which includes the operations of Baltic Trading. The period from July 9 to December 31, 2014 (Successor Company) and the period from January 1 to July 9, 2014 (Predecessor Company) are distinct reporting periods as a result of our emergence from bankruptcy on July 9, 2014. References in these results of operation and the percentage change combine the Successor Company and Predecessor Company results for the year ended December 31, 2014 in order to provide comparability of such information to the year ended December 31, 2015. While this combined presentation is a non-GAAP presentation for which there is no comparable GAAP measure, management believes that providing this financial information is the most relevant and useful method for making comparisons to the year ended December 31, 2015.  We did not compare the share and per share amounts, since the change in our capital structure as a result of the bankruptcy renders these not comparable between the Successor Company and the Predecessor Company.

	Successor		Predecessor
	Year Ended December 31, 2015	Period from July 9 to December 31, 2014 (restated)	Period from January 1 to July 9, 2014 (restated)	Change	% Change
Income Statement Data:
(U.S. Dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$150,784	$98,817	$118,759	$(66,792)	(30.7)%
Service revenues	3,175	1,584	1,701	(110)	(3.3)%

Total revenues	153,959	100,401	120,460	(66,902)	(30.3)%

Operating Expenses:
Voyage expenses	20,257	7,525	4,140	8,592	73.7%
Vessel operating expenses	122,008	56,943	64,670	395	0.3%
General, administrative and management fees	83,902	36,915	31,371	15,616	22.9%
Depreciation and amortization	79,556	36,714	75,952	(33,110)	(29.4)%
Other operating income	—	(530)	—	530	100.0%
Impairment of vessel assets	39,893	—	—	39,893	100.0%
Loss on sale of vessels	1,210	—	—	1,210	100.0%
Goodwill impairment	—	166,067	—	(166,067)	(100.0)%

Total operating expenses	346,826	303,634	176,133	(132,941)	(27.7)%

Operating loss	(192,867)	(203,233)	(55,673)	66,039	(25.5)%
Other expense	(58,595)	(7,538)	(41,122)	(9,935)	20.4%

Loss before reorganization items, net	(251,462)	(210,771)	(96,795)	56,104	(18.2)%
Reorganization items, net	(1,085)	(1,591)	(915,640)	916,146	(99.9)%

Loss before income taxes	(252,547)	(212,362)	(1,012,435)	972,250	(79.4)%
Income tax expense	(1,821)	(996)	(815)	(10)	0.6%

Net loss	(254,368)	(213,358)	(1,013,250)	972,240	(79.3)%
Less: Net loss attributable to noncontrolling interest	(59,471)	(31,064)	(62,101)	33,694	(36.2)%
Net loss attributable to Genco Shipping & Trading Limited	$(194,897)	$(182,294)	$(951,149)	$938,546	(82.8)%

Net loss per share - basic	$(2.96)	$(3.02)	$(21.83)	$ N/A	N/A
Net loss per share - diluted	$(2.96)	$(3.02)	$(21.83)	$ N/A	N/A
Weighted average common shares outstanding - basic	65,831,637	60,360,515	43,568,942	N/A	N/A
Weighted average common shares outstanding - diluted	65,831,637	60,360,515	43,568,942	N/A	N/A

	Successor		Predecessor
	Year Ended December 31, 2015	Period from July 9 to December 31, 2014 (restated)	Period from January 1 to July 9, 2014 (restated)	Change	% Change
Balance Sheet Data:
(U.S. Dollars in thousands, at end of period)
Cash and cash equivalents	$121,074	$83,414	N/A	$37,666	45.1%
Total assets	1,724,074	1,752,913	N/A	(28,839)	(1.6)%
Total debt (current and long-term)	588,434	430,135	N/A	158,299	36.8%
Total equity	1,105,966	1,292,774	N/A	(186,808)	(14.5)%

Other Data:
(U.S. Dollars in thousands)
Net cash used in operating activities	$(56,086)	$(26,835)	$(33,317)	4,066	(6.8)%
Net cash used in investing activities	(56,774)	(44,101)	(30,535)	17,862	(23.9)%
Net cash provided by financing activities	150,520	18,273	77,207	55,040	57.6%

EBITDA (1)	(93,598)	(137,010)	$(833,366)	$876,778	(90.4)%

(1)                     EBITDA represents net (loss) income attributable to Genco Shipping & Trading plus net interest expense, taxes and depreciation and amortization.  Refer to page 42 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading for each of the periods presented above.

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

During 2015, voyage revenues decreased by $66.8 million, or 30.7%, as compared to 2014.  The decrease in voyage revenues was primarily due lower rates achieved by the majority of our vessels partially offset by the increase in the size of our fleet due to the delivery of four Ultramax newbuilding vessels.

The average TCE rate of our fleet decreased 38.0% to $5,445 a day during 2015 from $8,785 a day during 2014.  The decrease in TCE rates resulted from lower rates achieved by the vessels in our fleet as well as higher voyage expenses during 2015 as compared to 2014.

The Baltic Dry Index, or BDI (a drybulk index)  displayed weakness through the entire year in 2015 following a volatile environment in 2014.  The BDI ended 2014 on a declining pace after a relatively strong October and November, which carried into the beginning of 2015.  Rates declined through the five months of the year, resulting in the BDI closing at 589 as of May 31, 2015.  Among the causes of this decline were in increased deliveries of newbuildings in January 2015, contributing to an already oversupplied market, and reduced coal shipments to China since 2014 and weather-related issues in Brazil and Australia that temporarily reduced iron ore output. As fleet growth moderated due to a record pace of vessel demolitions and iron ore exports increased, the BDI was able to find support beginning in June 2015, which was sustained through early August resulting in a 2015 high of 1,222 on August 5, 2015.  During the fourth quarter of 2015, the BDI came under considerable pressure, which included reaching a then all-time low of 471 on December 16, 2015. The preeminent drivers behind the decline were fewer coal shipments to China, which more than offset the positive quarter-over-quarter growth of iron ore imports, together with persistent fleet growth. In 2016, the index started off at 473 on January 4, 2016 and has since retreated to 329 as of February 29, 2016.  Excess vessel supply has continued to weigh on the drybulk market at the start of 2016 as newbuilding vessel deliveries have surged in line with historical seasonality, leading to considerable fleet growth despite the firm pace of vessel demolitions. In addition, an unfortunate accident at the Brazilian iron ore mine, Samarco, as well as subsequent safety and environmental concerns have further caused iron ore supply disruptions. Overall, cargo disruptions, excess supply and the onset of the Chinese New Year have been negative contributors to the freight rate environment in 2016.  Given the fact that a majority of our vessels are chartered at spot market-related rates, we expect that the weak rate environment will adversely impact our first quarter 2016 revenues and results of operations.

For 2015 and 2014, we had ownership days of 25,050.8 days and 24,153.7 days, respectively.  The increase in ownership days is primarily a result of the delivery of four Ultramax newbuilding vessels.  Total available days increased to 23,970.5 days during 2015 as compared to 23,440.1 during 2014.  The increase in available days was due to the delivery of four Ultramax newbuilding vessels partially offset by an increase in repositioning days during 2015 as compared to 2014. Our fleet utilization increased marginally from 98.5% during 2014 to 98.6% during 2015.

Please see pages 7 - 10 for a table that sets forth information about the current employment of the vessels in our fleet.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services were provided for a fee of $750 per ship per day until October 1, 2015, when the daily fees was reduced to $650 per ship per day pursuant to an agreement entered into between Genco Management (USA) Limited and MEP.  During the year ended December 31, 2015, total service revenue decreased by $0.1 million as compared to the year ended December 31, 2014 as a result of the daily fee reduction.

VOYAGE EXPENSES-

As the vessel owner, voyage expenses that we typically pay under our time charters, spot market-related time charters and pool agreements include operating costs (such as crews, maintenance and insurance).  We typically bear certain other non-specified voyage expenses such as brokerage commissions payable to unaffiliated third parties.  Specified voyage expenses such as fuel (bunker) expenses and port charges are paid by the charterer.  On voyage charters, port and canal charges and bunker expenses are for typically for the account of the vessel owner, so these expenses increase in periods when our vessels are employed on voyage charters. At the inception of a time charter, we record the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses.  In short-term time charters, voyage expenses include the cost of bunkers consumed pursuant to the terms of the time charter agreement.

During 2015, voyage expenses were $20.3 million, which represents an increase of $8.6 million as compared to 2014.  The $8.6 million increase is primarily due to an increase in net bunker losses during 2015 as compared to 2014 based on the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold the new charterer as a result of the continuously declining price of fuel during 2015.  Additionally, there was an increase in voyage expenses related to the write down of our bunker inventory at the end of each quarter to its market value also resulting from the continuously declining price of fuel during 2015.  Lastly, there was an increase in the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.  These increases were partially offset by a decrease in third-party brokers’ commissions as a result of the decrease in voyage revenue earned during 2015 as compared to 2014.

VESSEL OPERATING EXPENSES-

Vessel operating expenses were $122.0 million during 2015, which represents a $0.4 million increase as compared to 2014.  This increase was primarily due to the operation of a larger fleet as a result of the delivery of four Ultramax newbuilding vessels partially offset by lower insurance, stores and maintenance related expenses.

Average daily vessel operating expenses for our fleet decreased by $165 per day from $5,035 during 2014 as compared to $4,870 in 2015.  The decrease in daily vessel operating expenses was primarily due to lower insurance, stores and maintenance related expenses. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the year ended December 31, 2015 were $450 below the weighted-average budgeted rate of $5,320 per day.

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

Based on our management’s estimates and budgets provided by our technical manager, we expect our vessels to have average daily vessel operating expenses during 2016 of:

Vessel Type	Average Daily Budgeted Amount
Capesize	$5,433
Panamax	4,823
Ultramax	4,951
Supramax	4,726
Handymax	4,662
Handysize	4,510

Based on these average daily budgeted amounts by vessel type, we expect our fleet to have average daily vessel operating expenses of $4,820 during 2016.

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

We incur general and administrative expenses, which relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, rent, legal, auditing and other professional expenses.  With respect to the restricted shares issued as incentive compensation to our Chairman, our employees and our directors under our 2005 Equity Incentive Plan and 2012 Equity Incentive Plan for the Predecessor Company and under the Management Incentive Program (the “MIP”) for the Successor Company, refer to Note 23 — Stock-Based Compensation in our Consolidated Financial Statements.  Additionally, we incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.

General, administrative and management fees were $83.9 million during 2015, which represents an increase of $15.6 million as compared to 2014. The increase was due to an increase in non-cash compensation expenses in the amount of $17.4 million, mainly arising from awards under the MIP, and expenses related to the merger with Baltic Trading in the amount of $13.5 million.  The increase was partially offset by a decrease in expenses related to our restructuring of $11.5 million during 2015, as well as a $3.6 million decrease in cash compensation expense during 2015 as compared to 2014.

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

Depreciation and amortization charges were $79.6 million during 2015, which represents a decrease of $33.1 million as compared to 2014.  This decrease was due to the revaluation of the vessel assets as well as the change in the scrap value as mentioned above.  These decreases were partially offset by the operation of a larger fleet during 2015 due to the delivery of four Ultramax newbuilding vessels.

OTHER OPERATING INCOME-

During the year ended December 31, 2015, other operating income decreased by $0.5 million to $0 as compared to the year ended December 31, 2014.  During 2014, we received total payment of $0.5 million from Samsun Logix Corporation as part of the cash settlement related to the rehabilitation plan approved by the South Korean courts during 2010.  Refer to Note 21 — Commitments and Contingencies in our Consolidated Financial Statements for further information regarding the settlement payments.

IMPAIRMENT OF VESSEL ASSETS -

During 2015, we recorded $39.9 million of Impairment of vessel assets which represented an increase of $39.9 million as compared to 2014. At December 31, 2015, we determined that the future undiscounted cash flows did not exceed the net book value for the Genco Marine.  As such, a $4.5 million impairment loss was recorded in order to adjust the value of the Genco Marine to its fair market value as of December 31, 2015.  Additionally, as of March 31, 2015, we determined that the sale of two of Baltic Trading’s vessels, the Baltic Lion and Baltic Tiger, was more likely than not based on Baltic Trading’s expressed consideration to divest of those vessels. Therefore, the time utilized to determine the recoverability of the carrying value of the vessel assets was significantly reduced, and after determining that the sum of the estimated undiscounted future cash flows attributable to the Baltic Lion and Baltic Tiger would not exceed the carrying value of the respective vessels, we reduced the carrying value of each vessel to its fair market value. For this reason, we recorded an impairment charge for these vessels during the first quarter of 2015. This resulted in an impairment loss of $35.4 million. Refer to Note 1 — General information in our Consolidated Financial Statements for further information.

LOSS ON SALE OF VESSELS -

During 2015, we recorded a $1.2 million loss on sale of vessels. On April 8, 2015, Baltic Trading sold two of its vessels, the Baltic Lion and Baltic Tiger, to us at a loss of $1.2 million. This represented an increase of $1.2 million as compared to 2014.

GOODWILL IMPAIRMENT -

Goodwill impairment decreased by $166.1 million to $0 during 2015.  During the 2014, we recorded goodwill impairment as a result of our annual assessment.  Refer to Note 4 — Goodwill Impairment in the Consolidated Financial Statements for additional information.

OTHER (EXPENSE) INCOME-

IMPAIRMENT OF INVESTMENT-

During 2015, impairment of investment increased by $37.9 million as compared to 2014. We review our investment in Jinhui for indicators of other-than-temporary impairment on a quarterly basis. Based on our review, we have deemed the investment in Jinhui to be other-than-temporarily impaired as of September 30, 2015 and December 31, 2015, refer to Note 6 — Investments in our Consolidated Financial Statements for further information. As a result, during the year ended December 31, 2015, we recorded a $37.9 million impairment loss.

OTHER (EXPENSE) INCOME —

During 2015, other expense increased by $0.7 million as compared to 2014.  This increase was due to the loss on the sale of available for sale investments.  Refer to Note 6 — Investments and Note 12 — Accumulated Other Comprehensive Income (Loss) in the Condensed Consolidated Financial Statements for further details.

NET INTEREST EXPENSE-

Net interest expense decreased by $28.7 million to $19.9 million during 2015 as compared to 2014.  Net interest expense during the year ended December 31, 2015 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities.  Net interest expense during the year ended December 31, 2014 consisted of interest expense under our credit facilities, interest expense related to our 2010 Notes, and amortization of deferred financing costs for those credit facilities.

The decrease in net interest expense for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to a decrease in interest expense and amortization of deferred financing fees associated with the 2007 Credit Facility, which was terminated pursuant to the Plan on the Effective Date, and the interest rate swap agreements as three interest rate swap agreements expired during the first quarter of 2014. The decrease in net interest expense is thus primarily the result of a lower amount of outstanding debt overall following our financial restructuring.  Additionally, there was a decrease in interest expense related to the 2010 Notes as we ceased accreting the liability related to the 2010 Notes and accruing for the related coupon payment on the Petition Date of April 21, 2014.  Refer to Note 9 — Debt, Note 10 — Convertible Senior Notes and Note 11 — Interest Rate Swap Agreements in our Consolidated Financial Statements.  These decreases were partially offset by an increase in the interest expense related to the 2014 Term Loan Facilities, 2015 Revolving Credit Facility and the $98 Million Credit Facility which were entered into on October 8, 2014, April 7, 2015 and November 4, 2015, respectively.  Additionally, there was an increase in interest expense related to the $148 Million Credit Facility which had higher debt outstanding during 2015 as compared to 2014 when the indebtedness was outstanding under the 2010 Credit Facility.

REORGANIZATION ITEMS, NET

Reorganization items, net represents amounts incurred and recovered subsequent to our bankruptcy filing as a direct result of the filing of the Chapter 11 Cases.  During the year ended December 31, 2015, reorganization items, net decreased by $916.2 million to $1.1 million as compared to the year ended December 31, 2014.  The reorganization items recorded during the year ended December 31, 2014 reflect the one-time revaluation of assets and liabilities recorded as part of fresh-start reporting as well as the one-time discharge of liabilities subject to compromise in exchange for issuance of common stock pursuant to the Plan. Refer to Note 20 — Reorganization items, net in our Consolidated Financial Statements for further detail. The reorganization items recorded during both periods include trustee fees and professional fees incurred after the Petition Date in relation to the Chapter 11 Cases.  The decrease was therefore due to the fact that the fresh-start reporting adjustments were one-time adjustments that were recorded immediately upon our emergence from bankruptcy as well as the winding down of settlement payments as a result of the Chapter 11 Cases.

INCOME TAX EXPENSE-

During the year ended December 31, 2015, income tax expense increased marginally by less than $0.1 million to $1.8 million as compared to 2014.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially managed vessels for Baltic Trading, and provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our Consolidated Financial Statements for further information.  The marginal increase in income tax expense during 2015 as compared to 2014 is primarily due to the 1% purchase fee earned by Genco (USA) from Baltic Trading pursuant to the Management Agreement related to the delivery of the Baltic Wasp during the first quarter of 2015 (prior to the Merger).  This increase was offset by a decrease in income earned by Genco (USA) during the year ended December 31, 2015 as a result of the cancellation of the Management Agreement with Baltic Trading effective July 18, 2015 pursuant to the Merger.  As a result of the cancellation, Genco (USA) was no longer earning commercial service revenue, management fees and sales and purchase fees from Baltic Trading effective July 18, 2015.  There was also a decrease in income earned by Genco (USA) due to the reduction of the daily service fee received from MEP from $750 per vessel to $650 per vessel effective October 1, 2015.  Refer to Note 1 — General Information included in our Consolidated Financial Statements for further information.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

During the year ended December 31, 2015, net loss attributable to noncontrolling interest decreased by $33.7 million to $59.5 million as compared to the year ended December 31, 2014. Net loss was allocated to the noncontrolling interest up until July 17, 2015 when the Merger was effective.  Once the Merger was effective, the noncontrolling interest allocation was no longer applicable.

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

	For the Years Ended December 31,		Increase
	2014	2013	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	4,745.0	4,055.6	689.4	17.0%
Panamax	2,920.0	2,920.0	—	—
Ultramax	63.7	—	63.7	100.0%
Supramax	7,665.0	7,665.0	—	—
Handymax	2,190.0	2,190.0	—	—
Handysize	6,570.0	6,074.1	495.9	8.2%

Total	24,153.7	22,904.7	1,249.0	5.5%

Available days (2)
Capesize	4,701.5	4,022.7	678.8	16.9%
Panamax	2,833.9	2,880.6	(46.7)	(1.6)%
Ultramax	60.7	—	60.7	100.0%
Supramax	7,279.9	7,570.5	(290.6)	(3.8)%
Handymax	2,086.1	2,166.0	(79.9)	(3.7)%
Handysize	6,478.0	6,018.7	459.3	7.6%

Total	23,440.1	22,658.5	781.6	3.4%

Operating days (3)
Capesize	4,693.1	4,018.4	674.7	16.8%
Panamax	2,825.1	2,848.4	(23.3)	(0.8)%
Ultramax	60.7	—	60.7	100.0%
Supramax	7,176.2	7,507.9	(331.7)	(4.4)%
Handymax	2,026.4	2,135.1	(108.7)	(5.1)%
Handysize	6,309.5	5,985.1	324.4	5.4%

Total	23,091.0	22,494.9	596.1	2.6%

Fleet utilization (4)
Capesize	99.8%	99.9%	(0.1)%	(0.1)%
Panamax	99.7%	98.9%	0.8%	0.8%
Ultramax	100.0%	—	100.0%	100.0%
Supramax	98.6%	99.2%	(0.6)%	(0.6)%
Handymax	97.1%	98.6%	(1.5)%	(1.5)%
Handysize	97.4%	99.4%	(2.0)%	(2.0)%

Fleet average	98.5%	99.3%	(0.8)%	(0.8)%

Average Daily Results:

Time Charter Equivalent (5)
Capesize	$13,132	$14,378	$(1,246)	(8.7)%
Panamax	7,222	8,665	(1,443)	(16.7)%
Ultramax	10,494	—	10,494	100.0%
Supramax	8,018	8,885	(867)	(9.8)%
Handymax	7,444	7,785	(341)	(4.4)%
Handysize	7,590	8,177	(587)	(7.2)%

Fleet average	8,785	9,539	(754)	(7.9)%

Daily vessel operating expenses (6)
Capesize	$5,429	$5,450	$(21)	(0.4)%
Panamax	5,049	5,057	(8)	(0.2)%
Ultramax	5,543	—	5,543	100.0%
Supramax	5,133	4,745	388	8.2%
Handymax	5,061	4,890	171	3.5%
Handysize	4,616	4,563	53	1.2%

Fleet average	5,035	4,875	160	3.3%

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

(1)                     EBITDA represents net (loss) income attributable to Genco Shipping & Trading plus net interest expense, taxes and depreciation and amortization.  Refer to page 42 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading for each of the periods presented above.

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

OTHER OPERATING INCOME-

Other operating income increased by $0.4 million during 2014 from $0.1 million during 2013.  The increase is primarily due to $0.5 million of total payments received from Samsun Logix Corporation as part of the cash settlement related to the rehabilitation plan approved by the South Korean courts during 2010. During the year ended December 31, 2013, we received a final cash settlement and shares of KLC stock as part of the final approved rehabilitation plan approved by the South Korean courts during 2013 which resulted in other operating income of $0.1 million.  Refer to Note 21 — Commitments and Contingencies in our Consolidated Financial Statements for further information regarding the settlement payments.

GOODWILL IMPAIRMENT —

Goodwill impairment increased by $166.1 million during 2014 from $0 during 2013 as a result of our annual assessment.  Refer to Note 4 — Goodwill Impairment in the Consolidated Financial Statements for additional information.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

Net interest expense decreased by $39.6 million from $88.1 million during 2013.  Net interest expense during the years ended December 31, 2014 and 2013 consisted of interest expense under our $100 Million Term Loan Facility, $253 Million Term Loan Facility, the 2010 Credit Facility, and the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, which were entered into August 30, 2013 and December 3, 2013, respectively.  Additionally, interest income, unused commitment fees associated with the aforementioned credit facilities as well as the amortization of deferred financing costs related to the aforementioned credit facilities are included in net interest expense during 2014 and 2013.  Net interest expense during the years ended December 31, 2014 and 2013 also includes interest expense related to our 2010 Notes up until the Petition Date and for the 2007 Credit Facility until the Effective Date.  Lastly, net interest expense during 2014 also includes interest expense under the 2014 Term Loan Facilities which was entered into on October 8, 2014.

The decrease in net interest expense for the year ended December 31, 2014 versus the year ended December 31, 2013 was primarily due to a decrease in interest expense associated with the 2007 Credit Facility, which was terminated pursuant to the Plan on the Effective Date, and the interest rate swap agreements as three interest rate swap agreements expired during the first quarter of 2014.  Additionally, there was a decrease in interest expense related to the 2010 Notes as we ceased accreting the liability related to the 2010 Notes and accruing for the related coupon payment on the Petition Date of April 21, 2014.  Refer to Note 9 — Debt, Note 10 — Convertible Senior Notes and Note 11 — Interest Rate Swap Agreements in our Consolidated Financial Statements.  These decreases were partially offset by an increase in the interest expense and the amortization of deferred financing costs recorded during the year ended December 31, 2014 associated with $22 Million Term Loan Facility, $44 Million Term Loan Facility and the 2014 Term Loan Facilities, which were entered into by Baltic Trading effective August 30, 2013, December 3, 2013 and October 8, 2014.  Refer to Note 9 — Debt in our Consolidated Financial Statements for further information about these credit facilities.

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

REORGANIZATION ITEMS, NET

Reorganization items, net increased by $917.2 million during 2014 from $0 during 2013. These reorganization items include trustee fees, professional fees incurred after the Petition Date in relation to the Chapter 11 Cases, the revaluation of assets and liabilities recorded as part of fresh-start reporting, and the discharge of liabilities subject to compromise in exchange for issuance of common stock pursuant to the Plan. Refer to Note 20 — Reorganization items, net in our Consolidated Financial Statements for further detail. There were no reorganization items during the year ended December 31, 2013 as the Petition Date was April 21, 2014.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

Net loss attributable to noncontrolling interest increased by $83.9 million during 2014 from $9.3 million during 2013.  These amounts represent the net loss attributable to the noncontrolling interest of Baltic Trading.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are currently operating cash flows and long-term bank borrowings.  We have also historically used issuances of equity and long-term debt securities as sources of financing and may do so in the future.  Our principal use of funds is capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and repayments on outstanding loan facilities.  However, if market conditions continue to deteriorate, we may be unable to raise additional equity capital or debt financing on acceptable terms or at all.

Our liquidity needs arise primarily from drydocking for our vessels and working capital requirements as may be needed to support our business and payments required under our indebtedness. Our primary sources of liquidity are cash flow from operations, cash on hand, and credit facility borrowings. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, the economic or business environment in which we operate, weakness in shipping industry conditions, the financial condition of our customers, vendors and service providers, our ability to comply with the financial and other covenants of our indebtedness, and other factors.

Persistent, historically low rates in the drybulk shipping market have led to decreases in our overall revenues and operating losses on some of the charters we enter into.  As a result, we have experienced negative cash flows, and in turn, our liquidity has been negatively impacted.  If the current market environment persists, declines further, or does not recover sufficiently, we may have insufficient liquidity to fund ongoing operations or satisfy our obligations under our credit facilities, which may lead to a default under one or more of our credit facilities.

Given the negative impact of the current drybulk rate environment, we also face covenant compliance issues.  Based on the size of our fleet, our current credit facilities require us to maintain a minimum cash balance of $52.5 million at all times.  In light of our requirements to fund ongoing operations, make payments under our credit facilities, and the possibility of utilizing cash to resolve collateral maintenance shortfalls, we believe that without taking measures described below, which may not be available to us, we may not remain in compliance with our minimum cash covenants under our credit facilities during 2016.

The current weakness in vessel values could also result in us not meeting the maximum leverage or leverage ratio covenants in our credit facilities during 2016.  These covenants requires us to maintain a ratio not to exceed 70% of financial indebtedness divided by value adjusted total assets, each as defined therein.

In addition, given the current weakness in vessel values, we currently do not meet the minimum threshold under the collateral maintenance covenant in certain of our credit facilities, and we believe we may not meet such threshold in certain others of our credit facilities during 2016.  Under the collateral maintenance covenants, as amended, of our $98 Million Credit Facility, 2015 Revolving Credit Facility, $253 Million Term Loan Facility, our $100 Million Term Loan Facility, the $148 Million Credit Facility, the $22 Million Term Loan Facility, the $44 Million Term Loan Facility and the 2014 Term Loan Facilities, the aggregate valuations of our vessels pledged under each facility must at least be a certain percentage of loans outstanding , which percentages are currently 140%, 140%, 135%, 130%, 140%, 110%, 125% and 130%, respectively.  Currently the $253 Million Term Loan Facility, the $100 Million Term Loan Facility and the $148 Million Credit Facility do not meet this test, see discussion below surrounding actions we may be required to take to remedy this issue for the facilities currently not in compliance and any other facility that may not remain in compliance during 2016.  See “Critical Accounting Policies — Vessels and Depreciation” below for further details of our vessel valuations. Currently, we have obtained a waiver through April 11, 2016 for the $253 Million Term Loan Facility.

Following the procurement of updated vessel valuations in February 2016, we did not meet the 130% collateral maintenance test under the $100 Million Term Loan Facility as the percentage measured was 110%.  Under the terms of the credit facility, we would need to cover such shortfall within 30 days from the time we are requested by the agent.  To date, we have not been notified by the agent to take any remedial actions.  We are currently in discussion with the lenders to determine a cure for the shortfall of the collateral maintenance test.  Additionally, during October 2015 and April 2015, we added the Genco Prosperity and Genco Sugar, respectively, as additional collateral under the $100 Million Term Loan Facility.  Refer to Note 9 — Debt in our Consolidated Financial Statements.

At December 31, 2015, we did not meet the 135% collateral maintenance test under the $253 Million Term Loan Facility.  The actual percentage measured by us was 113.4% at December 31, 2015, including the additional collateral as described below, and

117.5% on January 11, 2016 following our schedule amortization payment of $5.1 million. Under the terms of the credit facility, we must remedy such shortfall within 30 days from the time we are requested by the agent. A waiver was entered into on March 11, 2016 which required us to prepay the $5.1 million debt amortization payment originally due on April 11, 2016 and which waived the collateral maintenance covenant through April 11, 2016. Additionally, during July 2015, we added five of our unencumbered vessels, the Genco Thunder, Genco Raptor, Genco Challenger, Genco Reliance and Genco Explorer, as additional collateral under this facility.  Refer to Note 9 — Debt in our Consolidated Financial Statements.

Following the procurement of updated vessel valuations in March 2016, we did not meet the 140% collateral maintenance test under the $148 Million Credit facility.  The actual percentage measured by us was 105.0%.  Under the terms of the credit facility, we would need to remedy such shortfall within 60 days.  We are currently in discussion with the lenders to determine a cure for the shortfall under the collateral maintenance test.  Refer to Note 9 — Debt in our Consolidated Financial Statements.  Additionally, during August 2015, we added two of our unencumbered Handysize vessels, the Genco Pioneer and Genco Progress, as additional collateral under this facility. Lastly, during December 2015, we added two of our unencumbered Panamax and Handymax vessels, the Genco Leader and Genco Wisdom, respectively, as additional collateral under this facility. Refer to Note 9 — Debt in our Consolidated Financial Statements.

At December 31, 2015, we did not meet the 110% collateral maintenance test under the $22 Million Term Loan Facility.  The actual percentage measured by us was 108.7% at December 31, 2015. Under the terms of the credit facility, we would need to remedy such shortfall within 30 days from the time it is requested by the agent.  On February 10, 2016, we prepaid $0.2 million of the outstanding indebtedness which the lenders agreed will reduce the next scheduled amortization payment due on March 4, 2016.  After this prepayment, the collateral maintenance percentage increased to 110%. Refer to Note 9 — Debt in our Consolidated Financial Statements.

At December 31, 2015, we did not meet the 130% collateral maintenance test under the 2014 Term Loan Facilities.  The actual percentage measured by us was 129.6% at December 31, 2015.  Upon payment of the $0.7 million required debt amortization payment on January 2, 2016, the Company was in compliance with the collateral maintenance test and the collateral maintenance percentage increased to 132.5%.  Beginning on March 31, 2016, the collateral maintenance test increases from 130% to 135%.  Refer to Note 9 — Debt in our Consolidated Financial Statements.

Each of our credit facilities contain cross default provisions that could be triggered by our failure to satisfy our credit facility covenants, if such failure is not cured or waived within the applicable grace period.  Given the foregoing noncompliance with our collateral maintenance provisions, the existence of the cross default provisions, and the absence of any current solution which would cure the noncompliance for at least the next 12 months, we have determined that we should classify our outstanding indebtedness as a current liability as of December 31, 2015.

In light of the foregoing, we may require capital to fund ongoing operations and debt service and to maintain compliance with our credit facility covenants.  We may also seek to refinance our indebtedness, obtain waivers or modifications to our credit agreements from our lenders (which may be unavailable or subject to conditions) or raise additional capital through selling assets (including vessels), reducing or delaying capital expenditures, or pursing other options that may be available to us which may include pursuing strategic opportunities and equity or debt offerings.  To the extent such actions include dispositions of vessels, our ability to do so on acceptable terms may be limited by depressed vessel values, a second-hand market for the sale of vessels that has become less active, and  ongoing limited availability of financing for buyers of vessels.  In addition, to remedy or mitigate our non-compliance under our collateral maintenance covenants, we may prepay a portion of our indebtedness or pledge one or more of our remaining unencumbered vessels.  We cannot be certain that we will accomplish any of the actions described above.

Absent any of the foregoing actions, if we do not comply with our covenants under our credit facilities and fail to cure our non-compliance following applicable notice and expiration of applicable cure periods, we will be in default of one or more of our credit facilities.  As a result and given the presence of cross defaults amongst the credit agreements, some or all of our indebtedness could be declared immediately due and payable, and we may not have sufficient assets available to satisfy our obligations.  Substantially all of our assets are pledged as collateral to our lenders, and our lenders may seek to foreclose on their collateral if a default occurs.  We may have to seek alternative sources of financing on terms that may not be favorable to us or that may not be available at all.  We therefore could experience a material adverse effect on our business, financial condition, results of operation and cash flows.

Historically, we have used funds to pay dividends and to repurchase our common stock from time to time. We have not declared or paid any dividends since the third quarter of 2008 and currently do not plan to resume the payment of dividends.  Moreover, pursuant to restrictions under our credit facilities, we are currently prohibited from paying dividends.  Future dividends, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, results of operations, required capital expenditures or reserves, contractual restrictions (including debt covenants), provisions of applicable law and other factors that our board of directors may deem relevant.

As mentioned above, our credit facilities require us to maintain a current minimum cash balance of $52.5 million, certain portions of which can be satisfied by undrawn working capital lines, if available. Pursuant to the terms of the 2015 Revolving Credit Facility as defined below, we are also currently subject to a $3.2 million debt service reserve for that facility only, which is inclusive of the total $52.5 million current minimum cash balance on a fleetwide basis.

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

On April 30, 2015, we entered into agreements to amend or waive certain provisions of the $100 Million Term Loan Agreement and the $253 Million Term Loan Facility.  Refer to Note 9 — Debt in our Consolidated Financial Statements for further information.

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

The $148 Million Credit Facility has a maturity date of December 31, 2019.  Borrowings under this facility bear interest at LIBOR plus an applicable margin of 3.00% per annum.  A commitment fee of 1.2% per annum is payable on the unused daily portion of the $148 Million Credit Facility, which began accruing on December 31, 2014.  The commitment under the revolving credit facility of the $148 Million Term Loan Facility is subject to equal consecutive quarterly reductions of approximately $2.5 million each beginning June 30, 2015 through September 30, 2019.  Borrowings under the term loan facility of the $148 Million Term Loan Facility are subject to equal consecutive quarterly installment repayments commencing three months after delivery of the relevant newbuilding Ultramax vessel, each in the amount of 1/60th of the aggregate outstanding term loan.  All remaining amounts outstanding under the $148 Million Term Loan Facility must be repaid in full on the maturity date, December 31, 2019.  Refer to Note 9 — Debt in our Consolidated Financial Statements for additional information regarding the $148 Million Credit Facility.

On October 8, 2014, Baltic Trading and its wholly-owned subsidiaries, Baltic Hornet Limited and Baltic Wasp Limited, each entered into a loan agreement and related documentation for a credit facility in a principal amount of up to $16.8 million with ABN AMRO Capital USA LLC and its affiliates (the “2014 Term Loan Facilities”) to partially finance the newbuilding Ultramax vessel that each subsidiary is to acquire, namely the Baltic Hornet and Baltic Wasp, respectively. Amounts borrowed may not be reborrowed. The 2014 Term Loan Facilities have a ten-year term and is to be repaid in 20 equal consecutive semi-annual installments of 1/24 of the facility amount a balloon payment of 1/6 of the facility amount to be paid at final maturity. Principal repayments will commence six months after the actual delivery date for the vessel and borrowing bear interest at three or six-month LIBOR rate plus an applicable margin of 2.50%. Refer to Note 9 — Debt in our Consolidated Financial Statements for additional information regarding the 2014

Term Loan Facilities. On October 24, 2014, Baltic Trading drew down $16.8 million for the purchase of the Baltic Hornet, which was delivered on October 29, 2014.  On December 30, 2014, Baltic Trading drew down $16.4 million for the purchase of the Baltic Wasp, which was delivered on January 2, 2015.

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

Cash Flow

Net cash used in operating activities decreased by $4.1 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014.  Included in the net loss attributable to Genco during the year ended December 31, 2015 are the non-cash impairment of vessel assets of $39.9 million, the non-cash impairment of our investment in Jinhui of $37.9 million and the non-cash loss on the disposal of vessels of $0.9 million. During 2014, the loss included the $880.4 million in non-cash reorganization items and fresh-start reporting adjustments reflected in the net loss recorded by the Predecessor Company during the period from January 1 to July 9, 2014, the $166.1 million of goodwill impairment recorded by the Successor Company during the period from July 9 to December 31, 2014. Excluding the aforementioned non-cash charges for the year ended December 31, 2015 and the same period during 2014, the loss would be lower by $4.4 million for the year ended December 31, 2015 as compared to the same period for 2014. The decrease in cash used by operating activities was primarily due to a $17.4 million increase in the amortization of non-vested stock compensation due to the amortization of the restricted shares and warrants issued under the MIP.  The fluctuation in accounts payable and accrued expenses, prepaid expenses and other current assets and due from charterers increased by $8.5 million, $4.6 million and $4.7 million, respectively, due to the timing of payments. These decreases in net cash used in operations were partially offset by a decrease in depreciation and amortization expense of $33.1 million. This decrease in depreciation and amortization expense resulted from the revaluing of our vessels at market as required under our adoption of fresh-start reporting on July 9, 2014, but was lessened by the increase in the size of our fleet due to the delivery of four newbuilding Ultramax vessels.

Net cash used in investing activities during the year ended December 31, 2015 was $56.8 million, which represented a decrease of $17.9 million as compared to the year ended December 31, 2014.  Net cash used in investing activities during the year ended December 31, 2015 by the Successor Company consisted primarily of $66.6 million of vessel asset purchases, including deposits. Net cash used in investing activities by the Successor Company and Predecessor Company during the periods from July 9 to December 31, 2014 and January 1 to July 9, 2014, respectively, consisted primarily of $24.5 million and $30.0 million of vessel asset purchases, including deposits, respectively.  These purchases consisted primarily of the deposits made for the four Ultramax newbuilding vessels that Baltic Trading agreed to acquire, three which were delivered during the year ended December 31, 2015 and one that was delivered during the period from July 9 to December 31, 2014.  Additionally, there was a $29.4 million fluctuation of the change in deposits of restricted cash primarily a result of $19.6 million of restricted cash that was held in an escrow account as of December 31, 2014 for the purchase of the Baltic Wasp, which was released to the shipyard upon the vessel delivery on January 2, 2015.  Additionally, the fluctuation of the change in deposits of restricted cash is due to the deposit of $9.8 million of restricted cash during the year ended December 31, 2015 as required by the $98 Million Credit Facility, which was entered into on November 4, 2015.

Net cash provided by financing activities increased by $55.0 million to $150.5 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014.  Net cash provided by financing activities for the year ended December 31, 2015 for the Successor Company consisted primarily of the following: $148.0 million of proceeds from the $148 Million Credit Facility, $98.3 million of proceeds from the $98 Million Credit Facility and $56.2 million of proceeds from the 2015 Revolving Credit Facility. These proceeds from our credit facilities were partially offset by the following: $102.3 million repayment of debt under the 2010 Credit Facility, $20.3 million repayment of debt under the $253 Million Term Loan Facility, $7.7 million repayment of debt under the $100 Million Term Loan Facility, $7.6 million repayment of debt under the $148 Million Credit Facility, $2.8 million repayment of debt under the $44 Million Term Loan Facility, $2.1 million repayment of debt under the 2014 Term Loan Facilities, $1.5 million repayment of debt under the $22 Million Term Loan Facility, $7.0 million payment of deferred financing costs and $0.8 million cash settlement paid to non-accredited 2010 Note holders.  Net cash provided by financing activities for the period from July 9 to December 31, 2014 for the Successor Company consisted primarily of $33.2 million of proceeds from the 2014 Term Loan Facilities offset by the following:  $5.1 million repayment of debt under the $253 Million Term Loan Facility, $3.8 million repayment of debt under the $100 Million Term Loan Facility, $1.4 million repayment of debt under the $44 Million Term Loan Facility, $0.8 million repayment of debt under the $22 Million Term Loan Facility, $2.3 million payment of deferred financing costs, $0.5 million cash settlement paid to non-accredited 2010 Note holders and $1.0 million dividend payment by Baltic Trading to its shareholders.  Net cash provided by financing activities for the period from January 1 to July 9, 2014 for the Predecessor Company consisted primarily of $100.0 million received for the Rights Offering pursuant to the Plan partially offset by the following: $10.2 million repayment of debt under the $253 Million Term Loan Facility, $3.8 million repayment of debt under the $100 Million Term Loan Facility, $1.4 million repayment of debt under the $44 Million Term Loan Facility, $0.8 million repayment of debt under the $22 Million Term Loan Facility, $4.5 million payment of deferred financing costs, $2.0 million of dividend payments by Baltic Trading to its shareholders and $0.1 million for payment of common stock issuance costs by Baltic Trading.

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

Net cash provided by financing activities decreased by $104.3 million during the year ended December 31, 2014 as compared to $199.8 million during the year ended December 31, 2013.  During the period from July 9 to December 31, 2014, the Successor Company recorded the following: $5.1 million repayment of debt under the $253 Million Term Loan Facility, $3.8 million repayment of debt under the $100 Million Term Loan Facility; $2.3 million for payments of deferred financing costs; $1.4 million repayment of debt under the $44 Million Term Loan Facility; $0.8 million repayment of debt under the $22 Million Term Loan Facility; and $0.5 million settlement payment made to non-accredited 2010 Note holders.  This cash used in financing activities was offset by $33.2 million of proceeds from the 2014 Term Loan Facility recorded by the Successor Company during the period from July 9 to December 31, 2014.  During the period from January 1 to July 9, 2014, the Predecessor Company recorded the following: $10.2 million repayment of debt under the $253 Million Term Loan Facility; $3.8 million repayment of debt under the $100 Million Term Loan Facility; $4.5 million for payments of deferred financing costs; $1.4 million repayment of debt under the $44 Million Term Loan Facility; $0.8 million repayment of debt under the $22 Million Term Loan Facility; and $0.1 million for payment of common stock issuance costs by Baltic Trading.  This cash used in used in financing activities was offset by the $100.0 million received by the Predecessor Company during the period from January 1 to July 9, 2014 from the Rights Offering pursuant to the Plan. Net cash provided by financing activities during the year ended December 31, 2013 was primarily a result of $136.3 million of net proceeds from common stock issued by Baltic Trading, $44.0 million of proceeds from the $44 Million Term Loan Facility, $22.0 million of proceeds from the $22 Million Term Loan Facility, as well as $1.0 million of proceeds from the 2010 Credit Facility.  These amounts were partially offset by $1.5 million for payments of deferred financing costs and $0.4 million repayment of debt under the $22 Million Term Loan Facility.

Credit Facilities

Refer to Note 9 —Debt of our Consolidated Financial Statements for a summary of our outstanding credit facilities, including the underlying financial and non-financial covenants.  On October 8, 2014, wholly-owned subsidiaries of Baltic Trading entered into the 2014 Term Loan Facilities to fund a portion of the purchase of the Baltic Hornet and Baltic Wasp.  Additionally, on December 31, 2014, Baltic Trading entered into the $148 Million Credit Facility which is comprised of a $115.0 million revolving credit facility and $33.0 million term loan facility to fund or refund a portion of the purchase of the Baltic Scorpion and Baltic Mantis.  Borrowings under the $148 Million Credit Facility were used to refinance Baltic Trading’s indebtedness under the 2010 Credit Facility.  On April 7, 2015, five of our wholly-owned subsidiaries entered into the 2015 Revolving Credit Facility which provides for a $59.5 million revolving credit facility with an uncommitted accordion feature that has since expired.  On April 30, 2015, we entered into agreements to amend or waive certain provisions of the $100 Million Term Loan Facility and the $253 Million Term Loan Facility.  On July 14, 2015, Baltic Trading and certain of its wholly-owned subsidiaries entered into agreements to amend, provide consents under, or waive certain provisions of the $22 Million Term Loan Facility, the 2014 Term Loan Facilities and the $148 Million Credit Facility.  Additionally, on November 4, 2015, thirteen of our wholly-owned subsidiaries entered into the $98 Million Credit Facility to be used for working capital purposes.  Lastly, on March 11, 2016, the Company entered into a waiver agreement with the lenders under the $253 Million Term Loan Facility to prepay the debt amortization payment due on April 11, 2016 and to waive the collateral maintenance covenant until April 11, 2016.  Refer to Note 9 — Debt in our Consolidated Financial Statements for further information regarding the terms and fees associated with these agreements.

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

Key components of the Plan regarding the credit facilities and the 2010 Notes included:

•                  The conversion of 100% of the Claims under the 2007 Credit Facility into 81.1% of the New Genco Common Stock (subject to dilution by the warrants issued under the Plan). On the Effective Date, the 2007 Credit Facility was terminated, and the liens and mortgages thereunder were released. Refer to Note 9 — Debt in our Consolidated Financial Statements for further information.

•                  The conversion of 100% of the Claims under the 2010 Notes into 8.4% of the New Genco Common Stock (subject to dilution by the warrants issued under the Plan). On the Effective Date, the 2010 Notes and the Indenture and First Supplemental Indenture relating to the 2010 Notes (the “Indenture”) were fully satisfied and discharged. Refer to Note 10 — Convertible Senior Notes in our Consolidated Financial Statements for further information.

•                  The amendment and restatement of the $253 Million Term Loan Facility and the $100 Million Term Loan Facility as of the Effective Date, with extended maturities, a financial covenant holiday and certain other amendments, as discussed further in Note 9 — Debt in our Consolidated Financial Statements.

At December 31, 2015, we were in compliance with the collateral maintenance covenants under the $100 Million Term Loan Facility; the 2015 Revolving Credit Facility; the $98 Million Credit Facility; the $44 Million Term Loan Facility; and the $148 Million Credit Facility.  However, at December 31, 2015, we were not in compliance with the collateral maintenance covenants under the $253 Million Term Loan Facility; 2014 Term Loan Facilities; and the $22 Million Term Loan Facility. Furthermore, during the first quarter of 2016, we were not in compliance with the collateral maintenance covenant under the $100 Million Term Loan Facility and the $148 Million Credit Facility. See the description of each facility in Note 9 – Debt in our Consolidated Financial Statements for detailed information surrounding the specific shortfall and applicable cure, if any. Additionally, each of our credit facilities contain cross default provisions that could be triggered by our failure to satisfy our collateral maintenance covenants if such failure is not cured or waived within the applicable grace period. Given the foregoing noncompliance, the existence of the cross default provisions, and the absence of any current solution which would cure the noncompliance for at least the next 12 months, we have determined that we should classify our outstanding indebtedness of $588.4 million as a current liability as of December 31, 2015 in the Consolidated Balance Sheets.

Convertible Notes Payable

Refer to Note 10 — Convertible Senior Notes of our Consolidated Financial Statements for a summary of the convertible notes payable.  On the Effective Date when the Company emerged from Chapter 11, the 2010 Notes and the Indenture were fully satisfied and discharged.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At December 31, 2015 and 2014, we did not have any interest rate swap agreements.  As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  In determining the fair value of interest rate derivatives, we would consider the creditworthiness of both the counterparty and ourselves immaterial.  Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations.  Amounts would not and should not be identical due to the different modeling assumptions.  Any material differences would be investigated.

At December 31, 2013, we had four interest rate swap agreements with DNB Bank ASA to manage interest costs and the risk associated with changing interest rates.  The total notional principal amount of the swaps was $306.2 million and the swaps had specified rates and durations.  Notwithstanding the agreements we entered into with certain of the lenders under our 2007 Credit Facility, our $100 Million Term Loan Facility and our $253 Million Term Loan Facility to obtain forbearances with respect to certain potential or actual events of default as of March 31, 2014 (the “Relief Agreements”), the fact that we did not make the scheduled amortization payment under our 2007 Credit Facility on March 31, 2014 constituted an event of default under the one outstanding interest rate swap as of March 31, 2014.

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

Refer to the table in Note 11 — Interest Rate Swap Agreements of our Consolidated Financial Statements for further information.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of December 31, 2015 and 2014.

Interest Rates

The effective interest rate associated with the interest expense for our various debt facilities (2007 Credit Facility (until its termination on the Effective Date), $100 Million Term Loan Facility, $253 Million Term Loan Facility, 2015 Revolving Credit Facility, $98 Million Credit Facility, $44 Million Term Loan Facility, $148 Million Credit Facility, 2010 Credit Facility (until it was refinanced as the $148 Million Credit Facility on January 7, 2015), $22 Million Term Loan Facility and the 2014 Term Loan Facilities, including the rate differential between the pay fixed receive variable rate on the interest rate swap agreements that were in effect (for the Predecessor Company), combined, and the cost associated with unused commitment fees was 3.65%, 3.60%, 4.19% and 4.70% during 2015, the period from July 9 to December 31, 2014, the period from January 1 to July 9, 2014 and 2013, respectively.  The interest rate on the debt, excluding unused commitment fees, ranged from 2.69% to 6.73% and 2.73% to 3.76% for the Successor Company during 2015 and the period from July 9 to December 31, 2014.  Additionally, the interest rate on the debt, excluding the impact of swaps and unused commitment fees, ranged from 3.15% to 5.15% and from 3.16% to 4.38% for the Predecessor Company for the period from January to July 9, 2014 and 2013, respectively.  The effective interest rate associated with the liability component of the 2010 Notes was 10.0% during 2013.  We ceased recording interest expense related to the 2010 Notes on April 21, 2014, the date we filed the Chapter 11 Cases, which constituted an event of default with respect to the 2010 Notes.  The effective interest rate associated with the liability component of the 2010 Notes was 10.0% from the period from January 1 to April 21, 2014, refer to Note 10 — Convertible Senior Notes in our Consolidated Financial Statements for further information.

Contractual Obligations

The following table sets forth our contractual obligations and their scheduled maturity dates as of December 31, 2015.  The table incorporates the employment agreement entered into in September 2007 with our President, John Wobensmith.  The interest and borrowing fees and scheduled credit agreement payments below reflect the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, the $44 Million Term Loan Facility, the 2015 Revolving Credit Facility, the $98 Million Credit Facility, the $22 Million Term Loan Facility, the 2014 Term Loan Facilities and the $148 Million Credit Facility, as well as other fees associated with the facilities. Refer to Note 9 — Debt in our Consolidated Financial Statements for further information regarding the terms of the aforementioned credit facilities.  The following table also incorporates the future lease payments associated with the lease for our current space and excludes the lease from our former space as we have filed a motion to reject the lease for our former space in the bankruptcy proceedings which was accepted on the Effective Date upon our emergence from Chapter 11.  Refer to Note 21 — Commitments and Contingencies in our Consolidated Financial Statements for further information regarding the terms of our current lease agreement.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Credit Agreements	$588,434	$53,556	$118,527	$399,095	$17,256
Interest and borrowing fees	92,661	25,669	44,348	21,203	1,441
Executive employment agreement	446	446	—	—	—
Office leases	18,658	1,076	1,992	4,460	11,130
Totals	$700,199	$80,747	$164,867	$424,758	$29,827

Interest expense has been estimated using 0.62% plus the applicable margin of 3.50% for the $100 Million Term Loan Facility and the $253 Million Term Loan Facility, 4.25% for the 2015 Revolving Credit Facility and 6.125% for the $98 Million Credit Facility. For the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, interest expense has been estimated using 0.62% plus the applicable margin of 3.35%.  Lastly, interest expense has been estimated using 0.62% plus the applicable margin for the $148 Million Credit Facility and for the 2014 Term Loan Facilities of 3.00% and 2.50%, respectively.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of 70 drybulk vessels, including 13 Capesize drybulk carriers, eight Panamax drybulk carriers, four Ultramax drybulk carriers, 21 Supramax drybulk carriers, six Handymax drybulk carriers and 18 Handysize drybulk carriers.

As previously announced, we have initiated a fuel efficiency upgrade program for certain of our vessels. We believe this program will generate considerable fuel savings going forward and increase the future earnings potential for these vessels. The cost of the upgrades, which were performed under the planned drydocking schedule, was approximately $0.3 million for a Supramax vessel and $0.5 million for a Capesize vessel.  The upgrades have been successfully installed 16 of our vessels, which completed their respective planned drydockings during 2014 and 2015.  Currently, we do not expect to install fuel efficiency upgrades on any of the vessels scheduled to drydock in 2016.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet.  We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, and scheduled off-hire days for our fleet through 2017 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2016	$10.4	315
2017	$15.6	385

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

During 2015, drydocking costs were $12.8 million, which represents a decrease of $2.8 million as compared to 2014.  These costs exclude costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

Twenty-two of our vessels completed their drydockings during 2015, including the Genco Bourgogne, which entered the drydocking yard during the fourth quarter of 2014.  We estimate that 11 of our vessels will be drydocked during 2016 and 18 of our vessels will be drydocked during 2017.

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

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value.  Effective July 9, 2014, the Effective Date, we increased the estimated scrap value of the vessels from $245/lwt to $310/lwt prospectively based on the 15-year average scrap value of steel.  This increase in the residual value of the vessels will decrease the annual depreciation charge over the remaining useful life of the vessels.  During the year ended December 31, 2015 and the period from July 9, 2014 to December 31, 2014, the increase in the estimated scrap value resulted in a decrease in depreciation expense of approximately $3.2 million and $1.5 million, respectively, for the Successor Company.  Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

The carrying value each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed below under the heading “Impairment of long-lived assets.”  Excluding the three Bourbon vessels we resold immediately upon delivery to MEP at our cost, we have sold three of our vessels since our inception and realized a profit in each instance.  However, we did determine to cancel an acquisition of six drybulk newbuildings in November 2008, incurring a $53.8 million loss from the forfeiture of our deposit and related interest.  At December 31, 2015, we determined that the future undiscounted cash flows did not exceed the net book value for the Genco Marine.  As such, a $4.5 million impairment loss was recorded in order to adjust the value of the Genco Marine to its fair market value as of December 31, 2015.  Additionally, at March 31, 2015, we determined that the sale of the Baltic Lion and Baltic Tiger was probable based on Baltic Trading’s expressed consideration to divest of those vessels to increase its liquidity position and strengthen our balance sheet. Therefore, the time utilized to determine the recoverability of the carrying value of the vessel assets was significantly reduced, and after determining that the sum of the estimated undiscounted future cash flows attributable to the Baltic Lion and Baltic Tiger would not exceed the carrying value of the respective vessels, the Company reduced the carrying value of each vessel to its fair market value. On April 7, 2015, we entered into an agreement with Baltic Trading to purchase the Baltic Lion and Baltic Tiger for an aggregate purchase price of $68.5 million, not including commission, which closed on April 8, 2015. This resulted in an impairment loss of $35.4 million as it was determined that the estimated undiscounted future cash flows attributable to these vessels would not exceed the carrying value and during the year ended December 31, 2015, we have recorded a loss on disposal of vessels of $1.2 million. Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information.

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $100 Million Term Loan Facility, as amended; the 2015 Revolving Credit Facility; the $98 Million Credit Facility; the $44 Million Term Loan Facility; and the $148 Million Credit Facility at December 31, 2015.  Refer to Note 9 — Debt in our Consolidated Financial Statements for discussion of any remedies that were taken to resolve any collateral maintenance requirements that were originally not met as of December 31, 2015 for the $253 Million Term Loan Facility, as amended; the $22 Million Term Loan Facility; and the 2014 Term Loan Facilities. We obtained valuations for all of the vessels in our fleet  pursuant to the terms of the credit facilities.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at December 31, 2015 and 2014.  Vessels have been grouped according to their collateralized status as of December 31, 2015.

At December 31, 2015, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date were lower than their carrying values at December 31, 2015, with the exception of the Genco Marine, which was unencumbered at December 31, 2015 and was written down to its fair market value as it was determined that the vessel asset was impaired.  Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information.  At December 31, 2014, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date, with the exception of the Genco Avra, Genco Mare and Genco Spirit, were lower than their carrying values at December 31, 2014.

The amount by which the carrying value at December 31, 2015 of all of the vessels in our fleet, with the exception of the Genco Marine, exceeded the valuation of such vessels for covenant compliance purposes ranges, on an individual basis, from $3.3 million to $21.8 million per vessel, and $699.9 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2014 of all of the vessels in our fleet, with the exception of the Genco Avra, Genco Mare and Genco Spirit, exceeded the valuation of such vessels for covenant compliance purposes ranges, on an individual vessel basis, from $0.1 million to $8.2 million per vessels, and $246.6 million on an aggregate fleet basis.  The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $10.1 million as of December 31, 2015 and $3.9 million as of December 31, 2014. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels.

			Carrying Value (U.S. dollars in thousands) as of
Vessels	Year Built	Year Acquired	December 31, 2015	December 31, 2014
Unencumbered
Genco Carrier	1998	2004	$10,128	$11,209
Genco Success	1997	2005	9,291	10,338
Genco Marine	1996	2005	3,750	9,346
Genco Muse	2001	2005	13,569	14,617
Genco Acheron	1999	2006	11,050	12,028
Genco Surprise	1998	2006	10,202	11,058
TOTAL			$57,990	$68,596

$98 Million Credit Facility
Genco Constantine	2008	2008	42,076	44,133
Genco Augustus	2007	2007	39,709	41,761
Genco London	2007	2007	38,409	40,242
Genco Titus	2007	2007	38,762	40,603
Genco Tiberius	2007	2007	39,716	41,763
Genco Hadrian	2008	2008	41,693	43,587
Genco Knight	1999	2005	11,095	12,043
Genco Beauty	1999	2005	11,149	12,061
Genco Vigour	1999	2004	11,161	12,064
Genco Predator	2005	2007	19,187	20,349
Genco Cavalier	2007	2008	17,800	18,694
Genco Champion	2006	2008	14,908	15,710
Genco Charger	2005	2007	13,950	14,726
TOTAL			$339,615	$357,736

2015 Revolving Credit Facility
Genco Commodus	2009	2009	44,107	46,057
Genco Maximus	2009	2009	44,126	46,065
Genco Claudius	2010	2009	46,260	48,275

			Carrying Value (U.S. dollars in thousands) as of
Vessels	Year Built	Year Acquired	December 31, 2015	December 31, 2014
Genco Hunter	2007	2007	21,589	22,710
Genco Warrior	2005	2007	19,182	20,348
TOTAL			$175,264	$183,455

$100 Million Term Loan Facility
Genco Bay	2010	2010	19,952	20,822
Genco Ocean	2010	2010	19,977	20,829
Genco Avra	2011	2011	21,059	21,945
Genco Mare	2011	2011	21,063	21,948
Genco Spirit	2011	2011	21,081	21,954
Genco Sugar	1998	2004	7,729	8,502
Genco Prosperity	1997	2005	9,259	10,356
TOTAL			$120,120	$126,356

$253 Million Term Loan Facility
Genco Aquitaine	2009	2010	20,065	20,963
Genco Ardennes	2009	2010	20,073	20,967
Genco Auvergne	2009	2010	20,264	21,157
Genco Bourgogne	2010	2010	21,215	22,110
Genco Brittany	2010	2010	21,223	21,966
Genco Languedoc	2010	2010	21,232	21,967
Genco Loire	2009	2010	19,430	20,321
Genco Lorraine	2009	2010	19,420	20,320
Genco Normandy	2007	2010	17,825	18,702
Genco Picardy	2005	2010	19,189	20,321
Genco Provence	2004	2010	18,094	19,211
Genco Pyrenees	2010	2010	21,227	21,971
Genco Rhone	2011	2011	22,331	23,054
Genco Thunder	2007	2008	18,907	19,810
Genco Raptor	2007	2008	18,880	19,802
Genco Challenger	2003	2007	12,023	12,851
Genco Reliance	1999	2004	8,609	9,379
Genco Explorer	1999	2004	8,574	9,367
TOTAL			$328,581	$344,239

$44 Million Term Loan Facility
Baltic Lion	2009	2013	34,580	53,659
Genco Tiger	2010	2013	32,157	51,541
TOTAL			$66,737	$105,200

$148 Million Credit Facility
Baltic Leopard	2009	2009	19,444	20,325
Baltic Panther	2009	2010	19,449	20,327
Baltic Cougar	2009	2010	19,455	20,329
Baltic Jaguar	2009	2010	19,459	20,330
Baltic Bear	2010	2010	45,551	47,251
Baltic Wolf	2010	2010	45,612	47,210
Baltic Wind	2009	2010	18,963	19,831
Baltic Cove	2010	2010	19,946	20,824
Baltic Breeze	2010	2010	19,980	20,833
Baltic Scorpion	2015	2015	29,815	—
Baltic Mantis	2015	2015	30,062	—
Genco Pioneer	1999	2005	8,527	9,352
Genco Progress	1999	2005	8,564	9,364
Genco Wisdom	1997	2005	9,334	10,354

			Carrying Value (U.S. dollars in thousands) as of
Vessels	Year Built	Year Acquired	December 31, 2015	December 31, 2014
Genco Leader	1999	2005	11,084	12,039
TOTAL			$325,245	$278,369

$ 22 Million Term Loan Facility
Baltic Fox	2010	2013	19,558	20,444
Baltic Hare	2009	2013	18,462	19,331
TOTAL			$38,020	$39,775

2014 Term Loan Facilities
Baltic Hornet	2014	2014	28,198	29,117
Baltic Wasp	2015	2015	28,451	—
TOTAL			$56,649	$29,117

Consolidated Total			$1,508,221	$1,532,843

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, net of commission, we would record a loss in the amount of the difference.  See above for information regarding the sale of the Baltic Lion and Baltic Tiger.

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

The weak global economic environment that has persisted since the global downturn in 2008 continues to negatively impact the drybulk industry.  General market volatility has endured as a result of uncertainty about the growth rate of the world economy and the Chinese economy in particular, on which the drybulk industry depends to a significant degree.  The economies of the U.S., European Union, and other parts of the world continue to experience slow growth or exhibit weak economic trends.  These economic conditions have resulted in decreasing demand for drybulk cargoes, which in turn has led to lower demand for drybulk vessels.  Charter rates have declined significantly in recent years are near historic lows as a result of lower demand and an increased supply of drybulk vessels.

When indicators of impairment are present and our estimate of undiscounted future cash flows for any vessel is lower than the vessel’s carrying value, the carrying value is written down, by recording a charge to operations, to the vessel’s fair market value if the fair market value is lower than the vessel’s carrying value.

We determined that as of December 31, 2015, the future income streams expected to be earned by such vessels over their remaining operating lives on an undiscounted basis would be sufficient to recover their carrying values, with the exception of the Genco Marine as described below.  Our estimated future undiscounted cash flows exceeded each of our vessels’ carrying values by a considerable margin (approximately 156% - 804% of carrying value).  Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 15.6 years in which to recover sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2015.  Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

In developing estimates of future undiscounted cash flows, we make assumptions and estimates about the vessels’ future performance, with the significant assumptions being related to charter rates, fleet utilization, vessels’ operating expenses, vessels’ capital expenditures and drydocking requirements, vessels’ residual value and the estimated remaining useful life of each vessel. The assumptions used to develop estimates of future undiscounted cash flows are based on historical trends.  Specifically, we utilize the rates currently in effect for the duration of their current time charters, without assuming additional profit sharing.  For periods of time where our vessels are not fixed on time charters, we utilize an estimated daily time charter equivalent for our vessels’ unfixed days based on the most recent ten year historical one year time charter average.  Further, for our older vessels, we evaluate the current rate environment compared to the ten year historical one year time charter rate and adjust the rate to better reflect the expected cash flows for that vessel. This analysis resulted in the impairment of the Genco Marine at December 31, 2015.  Actual equivalent drybulk shipping rates are currently lower than the estimated rate.  We believe current rates have been driven by an oversupplied market and seasonal issues as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Voyage Revenues.”

Of the inputs that the Company uses for its impairment analysis, future time charter rates are the most significant and most volatile.  Based on the sensitivity analysis performed by the Company, the Company would record impairment on its vessels for time charter declines from their most recent ten-year historical one-year time charter averages as follows:

	Percentage Decline from Ten-Year Historical One-Year Time Charter Average at Which Point Impairment Would be Recorded
Vessel Class	As of December 31, 2015	As of December 31, 2014
Capesize	(64.3)%	(62.0)%
Panamax	(50.1)%	(55.6)%
Ultramax	(51.9)%	(53.5)%
Supramax	(46.9)%	(48.3)%
Handymax	(40.7)%	(39.1)%
Handysize	(31.3)%	(29.6)%

Our time charter equivalent (TCE) rates for our fiscal years ended December 31, 2015 and 2014, respectively, were above or (below) the ten year historical one-year time charter average as of such dates as follows:

	TCE Rates as Compared with Ten- Year Historical One-Year Time Charter Average (as percentage above/(below))
Vessel Class	As of December 31, 2015	As of December 31, 2014
Capesize	(84.4)%	(69.2)%
Panamax	(78.9)%	(69.0)%
Ultramax	(66.1)%	(55.6)%
Supramax	(73.0)%	(61.0)%
Handymax	(68.4)%	(58.2)%
Handysize	(59.5)%	(47.3)%

The projected net operating cash flows are determined by considering the future charter revenues from existing time charters for the fixed fleet days and an estimated daily time charter equivalent for the unfixed days over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage and address commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and capital expenditures adjusted annually for inflation, assuming fleet utilization of 98%. The salvage value used in the impairment test is estimated to be $310 per light weight ton, consistent with our vessels’ depreciation policy discussed above.

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

Fair value of financial instruments

The estimated fair values of our financial instruments such as amounts due to / due from charterers, accounts payable and long-term debt, approximate their individual carrying amounts as of December 31, 2015 and December 31, 2014 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities.

The fair value of the interest rate swap for the Predecessor Company was the estimated amount we would receive to terminate these agreements at the reporting date, taking into account current interest rates and the creditworthiness of the counterparty for assets and creditworthiness of us for liabilities. See Note 13 — Fair Value of Financial Instruments in our Consolidated Financial Statements for additional disclosure on the fair values of long term debt, derivative instruments, 2010 Notes and available-for-sale securities.

For the interest rate swaps that are not designated as an effective hedge, the change in the value and the rate differential to be paid or received would be recognized as other expense and would be listed as a component of other (expense) income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. Prior to the filing of our Chapter 11 Cases on the Petition Date, on March 31, 2014, we held one interest rate swap agreement with DnB Bank ASA to manage future interest costs and the risk associated with changing interest rates. The swap synthetically converted variable rate debt to fixed rate debt at the fixed interest rate of the swap plus the applicable margin of 3.00%.  The total notional principal amount of the remaining swap was $106.2 million and the swap had specified rate and duration. Refer to the table in Note 11 — Interest Rate Swap Agreements of our Consolidated Financial Statements.

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

The interest rate swap that was terminated April 30, 2014 as mentioned above was not hedged as cash flow hedge accounting was discontinued beginning on March 31, 2014 as a result of the default under the 2007 Credit Facility (see above). Once cash flow hedge accounting was discontinued, the changes in the fair value of the interest rate swaps were recorded in the Consolidated Statement of Operations in Interest expense and the remaining amounts included in AOCI were amortized to interest expense over the original term of the hedging relationship. There was no hedge ineffectiveness associated with the interest rate swaps during the years ended December 31, 2015 and 2014.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  For the 2007 Credit Facility, which was terminated on the Effective Date pursuant to the Plan, we were subject to a facility fee of 1.00% per annum on the average daily outstanding principal amount of the outstanding loan under the 2007 Credit Facility and we paid LIBOR plus 3.00% on the outstanding debt under this facility prior to termination. Additionally, during the period from January 1 to July 9, 2014, the Effective Date, we paid LIBOR plus 3.00% on the outstanding debt under the $100 Million Term Loan Facility and $253 Million Term Loan Facility.  Pursuant to the amendments to these facilities which were effective on the Effective Date of the Plan, the margin was increased from 3.00% to 3.50% effective July 9, 2014.  We paid LIBOR plus a range of 3.40% to 4.25% on the outstanding debt under the 2015 Revolving Credit Facility for the period from April 9, 2015, the effective date of the facility, until December 31, 2015.  We also paid LIBOR plus 3.00% on the outstanding debt under the 2010 Credit Facility until January 7, 2015, when the facility was refinanced with the $148 Million Credit Facility.  Beginning on January 7, 2015, we paid LIBOR plus 3.00% on the outstanding debt under the $148 Million Credit Facility as well.  Additionally, we paid the three-month LIBOR plus 3.35% on the outstanding debt under the $22 Million Term Loan Facility and the $44 Million Term Loan Facility. We also paid three-month LIBOR plus 2.50% on the outstanding debt under the 2014 Term Loan Facilities.   Lastly, we paid LIBOR plus 6.125% on the outstanding debt under the $98 Million Credit Facility beginning November 10, 2015, the effective date of the credit facility.  A 1% increase in LIBOR would result in an increase of $4.7 million in interest expense for the year ended December 31, 2015.  For any unpaid loan payments due under the $100 Million Term Loan Facility and the $253 Million Term Loan Facility during the bankruptcy period in 2014, we incurred an additional 2.00% default interest on the unpaid loan amounts due during the bankruptcy period.

From time to time, the Company may consider derivative financial instruments such as swaps and caps or other means to protect itself against interest rate fluctuations.

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

As of December 31, 2015 and 2014, we did not have any interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.

The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred. The interest rate differential pertaining to the interest rate swaps for the Predecessor Company during the period from January 1 to July 9, 2014 was $2.6 million. We were utilizing cash flow hedge accounting for the swaps whereby the effective portion of the change in value of the swaps is reflected as a component of AOCI until March 31, 2014. The ineffective portion was recognized as other (expense) income, which is a component of other (expense) income. If for any period of time we did not designate the swaps for hedge accounting, the change in the value of the swap agreements prior to designation would be recognized as other (expense) income.

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

Investments

We hold investments in equity securities of Jinhui, which are classified as available for sale (“AFS”) under Accounting Standards Codification 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”). Pursuant to guidance in ASC 320-10, changes between our cost basis in these securities and their market value are recognized as an adjustment to their carrying values with an offsetting adjustment to AOCI at each reporting date.  We review the carrying value of such investments on a quarterly basis to determine if there are any indicators of other-than-temporary impairment in accordance with ASC 320-10.  Based on our review as of September 30, 2015 and December 31, 2015, we have deemed our investment in Jinhui to be other-than-temporarily impaired as of September 30, 2015 and December 31, 2015, respectively, due to the duration and severity of the decline in its market value versus its cost basis and the absence of the intent and ability to recover the initial carrying value of the investment.  Therefore, a total loss of $37.9 million has been recorded as impairment of investment in our Consolidated Statement of Operations during the year ended December 31, 2015.  We will continue to evaluate the carrying value of such investments on a quarterly basis.  Refer to Note 6 — Investments in our Consolidated Financial Statements for further information.

ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Genco Shipping & Trading Limited

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Genco Shipping & Trading Limited

New York, New York

We have audited the accompanying consolidated balance sheets of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2015 and 2014, (the “Successor Company” consolidated balance sheets), and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the year ended December 31, 2015 and for the period from July 9, 2014 through December 31, 2014 (the Successor Company operations and cash flows); and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the period from January 1, 2014 through July 9, 2014, and the year ended December 31, 2013 (the “Predecessor Company” operations and cash flows). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of Genco Shipping & Trading Limited and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the year ended December 31, 2015 and for the period from July 9, 2014 through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Genco Shipping & Trading Limited and subsidiaries for the period from January 1, 2014 through July 9, 2014, and the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, negative working capital, and non-compliance with covenants in its financing facilities raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 15, 2016

Genco Shipping & Trading Limited

Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014

(U.S. Dollars in thousands, except for share and per share data)

	Successor	Successor
	December 31, 2015	December 31, 2014 (restated)
Assets
Current assets:
Cash and cash equivalents	$121,074	$83,414
Restricted cash	19,500	9,750
Due from charterers, net	10,586	14,739
Prepaid expenses and other current assets	21,369	22,423
Total current assets	172,529	130,326

Noncurrent assets:
Vessels, net of accumulated depreciation of $107,998 and $36,258, respectively	1,508,221	1,532,843
Deposits on vessels	—	25,593
Deferred drydock, net of accumulated amortization of $3,207 and $330, respectively	16,177	6,234
Deferred financing costs, net of accumulated amortization of $3,107 and $729, respectively	12,705	10,271
Fixed assets, net of accumulated depreciation and amortization of $404 and $119, respectively	1,286	701
Other noncurrent assets	514	514
Restricted cash	315	19,945
Investments	12,327	26,486
Total noncurrent assets	1,551,545	1,622,587

Total assets	$1,724,074	$1,752,913

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$27,467	$28,217
Current portion of long-term debt	588,434	34,324
Deferred revenue	1,058	1,397
Total current liabilities:	616,959	63,938

Noncurrent liabilities:
Long-term lease obligations	1,149	390
Long-term debt	—	395,811
Total noncurrent liabilities	1,149	396,201

Total liabilities	618,108	460,139

Commitments and contingencies

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Successor Company common stock, par value $0.01; 250,000,000 shares authorized; issued and outstanding 72,898,234 and 61,541,389 shares at December 31, 2015 and 2014, respectively	728	615
Successor Company additional paid-in capital	1,482,450	1,251,197
Accumulated other comprehensive loss	(21)	(25,317)
Retained deficit	(377,191)	(182,294)
Total Genco Shipping & Trading Limited shareholders’ equity	1,105,966	1,044,201
Noncontrolling interest	—	248,573
Total equity	1,105,966	1,292,774

Total liabilities and equity	$1,724,074	$1,752,913

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Operations

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

	Successor		Predecessor
		Period from	Period from
	Year	July 9 to	January 1 to	Year
	Ended	December 31,	July 9,	Ended
	December 31,	2014	2014	December 31,
	2015	(restated)	(restated)	2013
Revenues:
Voyage revenues	$150,784	$98,817	$118,759	$224,179
Service revenues	3,175	1,584	1,701	3,285

Total revenues	153,959	100,401	120,460	227,464

Operating expenses:
Voyage expenses	20,257	7,525	4,140	8,046
Vessel operating expenses	122,008	56,943	64,670	111,671
General, administrative and management fees	83,902	36,915	31,371	34,031
Depreciation and amortization	79,556	36,714	75,952	140,743
Other operating income	—	(530)	—	(121)
Impairment of vessel assets	39,893	—	—	—
Loss on sale of vessels	1,210	—	—	—
Goodwill impairment	—	166,067	—	—

Total operating expenses	346,826	303,634	176,133	294,370

Operating loss	(192,867)	(203,233)	(55,673)	(66,906)

Other (expense) income:
Impairment of investment	(37,877)	—	—	—
Other (expense) income	(796)	36	(106)	(76)
Interest income	110	46	45	75
Interest expense	(20,032)	(7,620)	(41,061)	(88,216)

Other expense	(58,595)	(7,538)	(41,122)	(88,217)

Loss before reorganization items, net	(251,462)	(210,771)	(96,795)	(155,123)
Reorganization items, net	(1,085)	(1,591)	(915,640)	—

Loss before income taxes	(252,547)	(212,362)	(1,012,435)	(155,123)
Income tax expense	(1,821)	(996)	(815)	(1,898)

Net loss	(254,368)	(213,358)	(1,013,250)	(157,021)
Less: Net loss attributable to noncontrolling interest	(59,471)	(31,064)	(62,101)	(9,280)
Net loss attributable to Genco Shipping & Trading Limited	$(194,897)	$(182,294)	$(951,149)	$(147,741)

Net loss per share-basic	$(2.96)	$(3.02)	$(21.83)	$(3.42)
Net loss per share-diluted	$(2.96)	$(3.02)	$(21.83)	$(3.42)
Weighted average common shares outstanding-basic	65,831,637	60,360,515	43,568,942	43,249,070
Weighted average common shares outstanding-diluted	65,831,637	60,360,515	43,568,942	43,249,070

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Comprehensive Loss

(U.S. Dollars in Thousands)

	Successor		Predecessor
		Period from	Period from
	Year	July 9 to	January 1 to	Year
	Ended	December 31,	July 9,	Ended
	December 31,	2014	2014	December 31,
	2015	(restated)	(restated)	2013

Net loss	$(254,368)	$(213,358)	$(1,013,250)	$(157,021)

Change in unrealized gain/loss on investments	25,296	(25,317)	(25,766)	56,482
Unrealized gain on cash flow hedges, net	—	—	2,401	9,081
Other comprehensive income (loss)	25,296	(25,317)	(23,365)	65,563

Comprehensive loss	(229,072)	(238,675)	(1,036,615)	(91,458)
Less: Comprehensive loss attributable to noncontrolling interest	(59,471)	(31,064)	(62,101)	(9,280)
Comprehensive loss attributable to Genco Shipping & Trading Limited	$(169,601)	$(207,611)	$(974,514)	$(82,178)

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Equity

(U.S. Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained (Deficit) Earnings (restated)	Genco Shipping & Trading Limited Shareholders’ Equity (restated)	Noncontrolling Interest (restated)	Total Equity (restated)

Balance — January 1, 2013 (Predecessor)	$443	$863,303	$(11,841)	$214,391	$1,066,296	$194,911	$1,261,207

Net loss				(147,741)	(147,741)	(9,280)	(157,021)
Change in unrealized gain on investments			56,482		56,482	—	56,482
Unrealized gain on cash flow hedges, net			9,081		9,081	—	9,081
Issuance of 200,634 shares of nonvested stock, less forfeitures of 21,500 shares	2	(2)			—	—	—
Nonvested stock amortization		2,924			2,924	1,558	4,482
Issuance of common stock of Baltic Trading Limited		(19,532)			(19,532)	155,695	136,163
Cash dividends paid by Baltic Trading Limited				(6)	(6)	(1,583)	(1,589)
Vesting of restricted shares issued by Baltic Trading Limited		(35)			(35)	35	—

Balance — December 31, 2013 (Predecessor)	$445	$846,658	$53,722	$66,644	$967,469	$341,336	$1,308,805

Net loss				(951,149)	(951,149)	(62,101)	(1,013,250)
Unrealized loss on investments			(25,766)		(25,766)	—	(25,766)
Unrealized gain on cash flow hedges, net			2,401		2,401	—	2,401
Nonvested stock amortization		2,403			2,403	1,949	4,352
Cash dividends paid by Baltic Trading Limited		(5)			(5)	(2,041)	(2,046)
Vesting of restricted shares issued by Baltic Trading Limited		74			74	(74)	—
Subtotal — July 9, 2014 (Predecessor)	$445	$849,130	$30,357	$(884,505)	$(4,573)	$279,069	$274,496
Fresh-start adjustments:
Cancellation of Predecessor common stock and accumulated deficit	(445)	(849,130)		884,505	34,930	—	34,930
Elimination of Predecessor accumulated other comprehensive income			(30,357)		(30,357)	—	(30,357)
Issuance of new equity interest in connection with emergence from Chapter 11, including the $100 Million Rights Offering — 60,299,757 shares	603	1,232,397			1,233,000	—	1,233,000
Balance — July 9, 2014 (Successor)	$603	$1,232,397	$—	$—	$1,233,000	$279,069	$1,512,069
Net loss				(182,294)	(182,294)	(31,064)	(213,358)
Unrealized loss on investments			(25,317)		(25,317)	—	(25,317)
Issuance of 131,017 shares of common stock	1	(1)			—	—	—
Issuance of 1,110,600 shares of nonvested stock	11	(11)			—	—	—
Nonvested stock amortization		18,854			18,854	1,551	20,405
Cash dividends paid by Baltic Trading Limited		(3)			(3)	(1,022)	(1,025)
Vesting of restricted shares issued by Baltic Trading Limited		(39)			(39)	39	—
Balance — December 31, 2014 (Successor)	$615	$1,251,197	$(25,317)	$(182,294)	$1,044,201	$248,573	$1,292,774

Net loss				(194,897)	(194,897)	(59,471)	(254,368)
Other comprehensive Income			25,296		25,296	—	25,296
Settlement of non-accredited Note holders		(462)			(462)	—	(462)
Equity effect of purchase of entities under common control		590			590	—	590
Issuance of 11,287,132 shares to Baltic Trading shareholders	113	(113)			—	—	—
Elimination of non-controlling interest due to merger		194,375			194,375	(194,375)	—
Nonvested stock amortization		36,863			36,863	5,273	42,136
Balance — December 31, 2015 (Successor)	$728	$1,482,450	$(21)	$(377,191)	$1,105,966	$—	$1,105,966

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Cash Flows

(U.S. Dollars in Thousands)

	Successor		Predecessor
		Period from	Period from
	Year	July 9 to	January 1 to	Year
	Ended	December 31,	July 9,	Ended
	December 31,	2014	2014	December 31,
	2015	(restated)	(restated)	2013
Cash flows from operating activities:
Net loss	$(254,368)	$(213,358)	$(1,013,250)	$(157,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash reorganization items and fresh-start reporting adjustments, net	—	—	880,408	—
Goodwill impairment	—	166,067	—	—
Depreciation and amortization	79,556	36,714	75,952	140,743
Amortization of deferred financing costs	2,379	845	4,461	9,116
Amortization of time charters acquired	—	450	(68)	(334)
Amortization of discount on Convertible Senior Notes	—	—	1,592	4,963
Receipt of stock in lieu of cash payment	—	—	—	(100)
Interest expense related to the de-designation of the interest rate swap	—	—	1,048	—
Unrealized loss on derivative instruments	—	—	—	4
Amortization of nonvested stock compensation expense	42,136	20,405	4,352	4,482
Impairment of vessel assets	39,893	—	—	—
Loss on disposal of vessels	900	—	—	—
Impairment of investment	37,877	—	—	—
Realized loss on sale of investment	724	—	—	—
Change in assets and liabilities:
Decrease (increase) in due from charterers	4,153	(1,545)	1,047	(2,527)
Decrease (increase) in prepaid expenses and other current assets	1,181	8,343	(11,735)	(919)
Increase (decrease) in accounts payable and accrued expenses	1,883	(39,170)	32,534	2,765
(Decrease) increase in deferred revenue	(339)	400	(600)	273
Increase in lease obligations	759	390	195	143
Deferred drydock costs incurred	(12,820)	(6,376)	(9,253)	(4,732)

Net cash used in operating activities	(56,086)	(26,835)	(33,317)	(3,144)
Cash flows from investing activities:
Purchase of vessels, including deposits	(66,590)	(24,473)	(29,995)	(145,350)
Purchase of other fixed assets	(770)	(208)	(415)	(1,205)
Sale of AFS securities	706	—	—	—
Changes in deposits of restricted cash	9,880	(19,420)	(125)	—

Net cash used in investing activities	(56,774)	(44,101)	(30,535)	(146,555)
Cash flows from financing activities:
Repayments on the $100 Million Term Loan Facility	(7,692)	(3,846)	(3,846)	—
Repayments on the $253 Million Term Loan Facility	(20,300)	(5,075)	(10,150)	—
Proceeds from the 2015 Revolving Credit Facility	56,218	—	—	—
Proceeds from the $98 Million Credit Facility	98,271	—	—	—
Proceeds from the $44 Million Term Loan Facility	—	—	—	44,000
Repayments on the $44 Million Term Loan Facility	(2,750)	(1,375)	(1,375)	—
Proceeds from the $148 Million Credit Facility	148,000	—	—	—
Repayments on the $148 Million Credit Facility	(7,616)	—	—	—
Proceeds from the 2010 Credit Facility	—	—	—	1,000
Repayments on the 2010 Credit Facility	(102,250)	—	—	—
Proceeds from the $22 Million Term Loan Facility	—	—	—	22,000
Repayments on the $22 Million Term Loan Facility	(1,500)	(750)	(750)	(375)
Proceeds from the 2014 Term Loan Facilities	—	33,150	—	—
Repayments on the 2014 Term Loan Facilities	(2,081)	—	—	—
Payment of dividend by subsidiary	—	(1,025)	(2,046)	(1,589)
Cash settlement of non-accredited Note holders	(777)	(484)	—	—
Proceeds from Rights Offering	—	—	100,000	—
Proceeds from issuance of common stock by subsidiary	—	—	—	136,980
Payment of common stock issuance costs by subsidiary	—	—	(111)	(706)
Payment of deferred financing costs	(7,003)	(2,322)	(4,515)	(1,489)

Net cash provided by financing activities	150,520	18,273	77,207	199,821

Net increase (decrease) in cash and cash equivalents	37,660	(52,663)	13,355	50,122

Cash and cash equivalents at beginning of period	83,414	136,077	122,722	72,600
Cash and cash equivalents at end of period	$121,074	$83,414	$136,077	$122,722

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands)

Notes to Consolidated Financial Statements

1 - GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”), its wholly-owned subsidiaries, and its wholly-owned indirect subsidiary, Baltic Trading Limited (collectively, the “Company”).  The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.  GS&T is incorporated under the laws of the Marshall Islands and as of December 31, 2015, is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; and the ship-owning subsidiaries as set forth below.  As of December 31, 2015, Genco Ship Management LLC is the sole owner of all of the outstanding shares of Genco Management (USA) Limited.

Liquidity, Going Concern, and Reclassification of Debt to Current

Persistent weak drybulk industry conditions and historically low charter rates have negatively impacted the Company’s results of operations, cash flows, and liquidity and may continue to do so in the future. The negative impact on the Company’s liquidity, together with a continued decline in vessel values, presents difficulties for remaining in compliance with its credit facility covenants relating to minimum cash, leverage ratios, and collateral maintenance (refer to Note 9 — Debt), which could potentially result in defaults and acceleration of the repayment of its outstanding indebtedness.  These factors, as well as recurring losses from operations and negative working capital, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon, among other things, its ability to: (i) develop and successfully implement a plan to address these factors, which may include refinancing the Company’s existing credit agreements, or obtaining waivers or modifications to its credit agreements from its lenders, or raising additional capital through selling assets (including vessels), reducing or delaying capital expenditures, or pursuing other options that may be available to the Company which may include pursuing strategic opportunities and equity or debt offerings;  (ii) return to profitability, (iii) generating sufficient cash flow from operations, (iv) remaining in compliance with its credit facility covenants, as the same may be modified, and (v) obtaining financing sources to meet the Company’s future obligations. The realization of the Company’s assets and the satisfaction of its liabilities are subject to uncertainty.  The accompanying consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern, except in regards to the classification of outstanding indebtedness as described below.

In addition, for purposes of preparing financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the Company is required to disclose if it is in compliance with covenants under all of its eight credit facilities on a quarterly basis.  At December 31, 2015, the Company was not in compliance with the collateral maintenance covenants under the $253 Million Term Loan Facility, 2014 Term Loan Facilities and the $22 Million Term Loan Facility.  Such noncompliance does not currently constitute an event of default under any of our credit agreements and is subject to cure or waiver within the applicable grace period.  The Company has been in communication with the lenders of the respective credit facilities in order to obtain short-term waivers until April 11, 2016. Furthermore, during the first quarter of 2016, the Company is not in compliance with the collateral maintenance covenant under the $100 Million Term Loan Facility and the $148 Million Credit Facility, which facilities provide for certain grace periods following non-compliance.  See Note 9 — Debt for a description of each facility and the detailed information surrounding the specific shortfall and applicable cure, if any.  Additionally, each of the Company’s credit facilities contain cross default provisions that could be triggered by the Company’s failure to satisfy or waive its collateral maintenance covenants, if such failure is not cured or waived within the applicable grace period.  Given the foregoing noncompliance, the existence of the cross default provisions, and the absence of any current solution which would cure the noncompliance for at least the next 12 months, the Company has determined that it should classify its outstanding indebtedness as a current liability as of December 31, 2015.

Merger Agreement with Baltic Trading

On April 7, 2015, the Company entered into a definitive merger agreement with Baltic Trading Limited (“Baltic Trading”) under which the Company acquired Baltic Trading in a stock-for-stock transaction (the “Merger”).  Under the terms of the agreement, Baltic Trading became an indirect wholly-owned subsidiary of the Company, and Baltic Trading shareholders (other than the Company and its subsidiaries) received 0.216 shares of the Company’s common stock for each share of Baltic Trading’s common stock they owned at closing, with fractional shares settled in cash.  Upon consummation of the transaction on July 17, 2015, the

Company’s shareholders owned approximately 84.5% of the combined company, and former Baltic Trading’s shareholders (other than the Company and its subsidiaries) owned approximately 15.5% of the combined company.  Shares of Baltic Trading’s Class B stock (all of which were owned by the Company) were canceled in the Merger.  The Company’s common stock began trading on the New York Stock Exchange after consummation of the transaction on July 20, 2015. The Boards of Directors of both the Company and Baltic Trading established independent special committees to review the transaction and negotiate the terms on behalf of their respective companies.  Both independent special committees unanimously approved the transaction.  The Boards of Directors of both companies approved the Merger by unanimous vote of directors present and voting, with Peter C. Georgiopoulos, Chairman of the Board of each company, recused for the vote.  The Merger was approved on July 17, 2015 at the 2015 Annual Meeting of Shareholders (the “Annual Meeting”).

Prior to the completion of the Merger, the Company prepared its consolidated financial statements in accordance with U.S. GAAP and consolidated the operations of Baltic Trading. The Baltic Trading common shares that the Company acquired in the Merger were previously recognized as a noncontrolling interest in the consolidated financial statements of the Company. Under U.S. GAAP, changes in a parent’s ownership interest in a subsidiary that do not result in the parent losing control of the subsidiary are considered equity transactions (i.e. transactions with owners in their capacity as owners) with any difference between the amount by which the noncontrolling interest is adjusted and the fair value of the consideration paid attributed to the equity of the parent. Accordingly, any difference between the fair value of the Company’s common shares issued in exchange for Baltic Trading common shares pursuant to the Merger is reflected as an adjustment to the equity in the Company. No gain or loss has been recognized in the Company’s Consolidated Statement of Comprehensive Loss upon completion of the transaction.

Acquisition of Baltic Lion and Baltic Tiger

Additionally, on April 7, 2015, the Company entered into an agreement under which the Company acquired all of the shares of two single-purpose vessel owning entities that were wholly owned by Baltic Trading, each of which owned one Capesize drybulk vessel, specifically the Baltic Lion and Baltic Tiger, for an aggregate purchase price of $68,500, subject to reduction for $40,563 of outstanding first-mortgage debt of such single-purpose entities that was guaranteed by the Company.  For further details, refer to the “Impairment of long-lived assets” section in Note 2 — Summary of Significant Accounting Policies.  These transactions, which closed on April 8, 2015, were accounted for pursuant to accounting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), for transactions amongst entities under common control.  Accordingly, the difference between the cash paid to Baltic Trading and the Company’s carrying value of the Baltic Lion and Baltic Tiger as of the closing date of $590 is reflected as an adjustment to Additional paid-in capital in the Consolidated Statements of Equity during the year ended December 31, 2015.  The independent special committees of both companies’ Boards of Directors reviewed and approved these transactions.

Bankruptcy Filing

On April 21, 2014 (the “Petition Date”), GS&T and its subsidiaries other than Baltic Trading and its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors continued to operate their businesses in the ordinary course as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Through the Chapter 11 Cases, the Debtors implemented a Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code (the “Prepack Plan”) for which the Company solicited votes from certain classes of its creditors prior to commencement of the Chapter 11 Cases in accordance with the Restructuring Support Agreement that the Debtors entered into with certain of its creditors on April 3, 2014.  The Company subsequently emerged from bankruptcy on July 9, 2014.

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

•                  The amendment and restatement of the $253 Million Term Loan Facility and the $100 Million Term Loan Facility as of the Effective Date, with extended maturities, a financial covenant holiday and certain other amendments, as discussed further in Note 9 — Debt.

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

•                  The non-impairment of all other General Unsecured Claims under Section 1124 of the Bankruptcy Code.

•                  The establishment of the Genco Shipping & Trading Limited 2014 Management Incentive Plan (the “MIP”), which provides for the distribution of the Successor Company’s MIP Primary Equity in the form of shares representing 1.8% of the Successor Company’s Common Stock and three tiers of the Successor Company’s MIP Warrants (“MIP Warrants”) with staggered strike prices based on increasing equity values to the participating officers, directors, and other management of the Successor Company. These awards were made on August 7, 2014.  Refer to Note 23 — Stock-Based Compensation.

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

The Distributable Value of the Company ranged from $1.1 - $1.4 billion based upon consideration of these various methodologies. Ultimately, after this was challenged in the bankruptcy proceedings, the bankruptcy court approved a Distributable Value in the amount of $1.23 billion in conjunction with confirmation of the plan, which was within this range and based on the asset-based methodology described above.  Management believed that the Distributable Value of $1.23 billion, which was derived using the asset based methodology described above and was approved by the bankruptcy court, provided the best representation of the Company’s post-emergence reorganization value as defined in ASC 852, “Reorganizations” (“ASC 852”).

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

Successor Company Equity Warrant Agreement

On the Effective Date, pursuant to the Plan, the Successor Company’s Equity Warrants totaling 3,938,298 were issued pursuant to the terms of the Successor Company’s Equity Warrant Agreement (the “Equity Warrants”). Each of the Equity Warrants has a 7-year term (commencing on the day following the Effective Date) and are exercisable for one share of the Successor Company’s Common Stock. The Equity Warrants are exercisable on a cashless basis at an exercise price of $20.99 per share. The Successor Company’s Equity Warrant Agreement contains customary anti-dilution adjustments in the event of any stock split, reverse stock split, stock dividend, reclassification, dividend or other distributions (including, but not limited to, cash dividends), or business combination transaction.  As of December 31, 2015, 3,936,761 Equity Warrants were not exercised.

The Equity Warrants were distributed to holders of the common stock of the Predecessor Company, which was cancelled as of the Effective Date. Shares of common stock of the Predecessor Company issued to directors, officers and employees of Genco under compensatory plans that were unvested as of the Effective Date were deemed vested automatically on the Effective Date, so that all Equity Warrants received in exchange were therefore deemed vested.  Refer to Note 23 — Stock-Based Compensation for further information.

Financial Statement Presentation

Upon the Company’s emergence from the Chapter 11 Cases on July 9, 2014, the Company adopted fresh-start reporting in accordance with provisions of ASC 852.  Upon adoption of fresh-start reporting, the Company’s assets and liabilities were recorded at their value as of the fresh-start reporting date.  The fair values of the Company’s assets and liabilities in conformance with ASC 805, “Business Combinations,” as of that date differed materially from the recorded values of its assets and liabilities as reflected in its historical consolidated financial statements.  In addition, the Company’s adoption of fresh-start reporting may materially affect its results of operations following the fresh-start reporting dates, as the Company will have a new basis in its assets and liabilities.  Consequently, the Company’s historical financial statements may not be reliable indicators of its financial condition and results of operations for any period after it adopted fresh-start reporting.  As a result of the adoption of fresh-start reporting, the Company’s consolidated balance sheets and consolidated statements of operations subsequent to July 9, 2014 will not be comparable in many respects to our consolidated balance sheets and consolidated statements of operations prior to July 9, 2014.

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

The following fresh-start balance sheet illustrates the financial effects on the Company of the implementation of the Plan and the adoption of fresh-start reporting.  This fresh-start balance sheet reflects the effect of the completion of the transactions included in the Plan, including the issuance of equity and the settlement of old indebtedness.  See Note 25 for details associated with the restatement of the certain previously reported financial information associated with the accounting for these transactions.

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

•                  The total reduction of $53,367 in noncontrolling interest is due to the adjustment of the fair value of the noncontrolling interest derived from the Baltic Trading asset revaluation and goodwill described above and an additional revaluation adjustment of $3,034. The revalued noncontrolling interest was determined based on a relative fair value allocation of Baltic Trading Limited’s estimated equity value as July 8, 2014, which multiplied the percentage of Baltic Trading Limited’s equity ownership attributable to non-controlling interests by the estimated equity value of Baltic Trading Limited as of such date. The estimated equity value of Baltic Trading Limited as of such date was determined by multiplying the  closing price of Baltic Trading Limited’s publicly traded common stock by the total number of shares of Baltic Trading Limited’s common stock and Class B stock outstanding on July 8, 2014.

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

At December 31, 2015, 2014 and 2013, the Company’s fleet, including Baltic Trading vessels, consisted of 70, 67 and  66 vessels, respectively.

Below is the list of Company’s wholly owned ship-owning subsidiaries as of December 31, 2015:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date	Year Built

Genco Reliance Limited	Genco Reliance	29,952	12/6/04	1999
Genco Vigour Limited	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05	1997
Genco Muse Limited	Genco Muse	48,913	10/14/05	2001
Genco Acheron Limited	Genco Acheron	72,495	11/7/06	1999
Genco Surprise Limited	Genco Surprise	72,495	11/17/06	1998
Genco Augustus Limited	Genco Augustus	180,151	8/17/07	2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07	2007
Genco London Limited	Genco London	177,833	9/28/07	2007
Genco Titus Limited	Genco Titus	177,729	11/15/07	2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07	2003
Genco Charger Limited	Genco Charger	28,398	12/14/07	2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07	2005
Genco Predator Limited	Genco Predator	55,407	12/20/07	2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07	2007
Genco Champion Limited	Genco Champion	28,445	1/2/08	2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08	2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08	2007
Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08	2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08	2007
Genco Hadrian Limited	Genco Hadrian	169,694	12/29/08	2008
Genco Commodus Limited	Genco Commodus	169,025	7/22/09	2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09	2009
Genco Claudius Limited	Genco Claudius	169,025	12/30/09	2010
Genco Bay Limited	Genco Bay	34,296	8/24/10	2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10	2010
Genco Avra Limited	Genco Avra	34,391	5/12/11	2011
Genco Mare Limited	Genco Mare	34,428	7/20/11	2011
Genco Spirit Limited	Genco Spirit	34,432	11/10/11	2011
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10	2009
Genco Ardennes Limited	Genco Ardennes	57,981	8/31/10	2009
Genco Auvergne Limited	Genco Auvergne	57,981	8/16/10	2009
Genco Bourgogne Limited	Genco Bourgogne	57,981	8/24/10	2010

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date	Year Built
Genco Brittany Limited	Genco Brittany	57,981	9/23/10	2010
Genco Languedoc Limited	Genco Languedoc	57,981	9/29/10	2010
Genco Loire Limited	Genco Loire	53,416	8/4/10	2009
Genco Lorraine Limited	Genco Lorraine	53,416	7/29/10	2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10	2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10	2005
Genco Provence Limited	Genco Provence	55,317	8/23/10	2004
Genco Pyrenees Limited	Genco Pyrenees	57,981	8/10/10	2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11	2011
Baltic Lion Limited	Baltic Lion	179,185	4/8/15 (1)	2012
Baltic Tiger Limited	Genco Tiger	179,185	4/8/15 (1)	2011
Baltic Leopard Limited	Baltic Leopard	53,447	4/8/10 (2)	2009
Baltic Panther Limited	Baltic Panther	53,351	4/29/10 (2)	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10 (2)	2009
Baltic Jaguar Limited	Baltic Jaguar	53,474	5/14/10 (2)	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10 (2)	2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10 (2)	2010
Baltic Wind Limited	Baltic Wind	34,409	8/4/10 (2)	2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10 (2)	2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10 (2)	2010
Baltic Fox Limited	Baltic Fox	31,883	9/6/13 (2)	2010
Baltic Hare Limited	Baltic Hare	31,887	9/5/13 (2)	2009
Baltic Hornet Limited	Baltic Hornet	63,574	10/29/14 (2)	2014
Baltic Wasp Limited	Baltic Wasp	63,389	1/2/15 (2)	2015
Baltic Scorpion Limited	Baltic Scorpion	63,462	8/6/15	2015
Baltic Mantis Limited	Baltic Mantis	63,470	10/9/15	2015

(1)         The delivery date for these vessels represents the date that the vessel was purchased from Baltic Trading.

(2)         The delivery date for these vessels represents the date that the vessel was delivered to Baltic Trading.

The Company provides technical services for drybulk vessels purchased by Maritime Equity Partners (“MEP”). Peter C. Georgiopoulos, Chairman of the Board of Directors of GS&T, is a director of and has a minority interest in MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services were initially provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and were provided for an initial term of one year.  MEP has the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee upon a change in control of the Company.  The Company may terminate provision of the services at any time on 60 days’ notice.  On September 30, 2015, under the oversight of an independent committee of our Board of Directors, Genco Management (USA) Limited and MEP entered into certain agreements under which MEP paid $2,178 of the amount of service fees in arrears (of which $261 was paid in 2016 by the new owners of five of the MEP vessels sold in January 2016 as described below) and the daily service fee was reduced from $750 to $650 per day effective on October 1, 2015. During January 2016, five of MEP’s vessels were sold to third-parties and the agency agreement was deemed terminated upon the sale of these vessels.  Based upon the September 30, 2015 agreement, termination fees were due in the amount of $296 which was assumed by the new owners of the five MEP vessels that were sold and has been paid in full during February 2016.  Refer to Note 8 — Related Party Transactions for amounts due from MEP as of December 31, 2015.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP which includes the accounts of GS&T, its wholly-owned subsidiaries, and its wholly-owned indirect subsidiary, Baltic Trading.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Segment reporting

The Company reports financial information and evaluates its operation by voyage revenues and not by the length of ship employment for its customers, i.e., spot or time charters.  Each of the Company’s vessels serve the same type of customer, have similar operation and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics.  Based on this, the Company has determined that after the effective date of the Merger on July 17, 2015, it operates in one reportable segment which is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.  Prior to the Merger, the Company had two reportable operating segments, GS&T and Baltic Trading.

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

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer.  There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company.  At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses.  Additionally, the Company records lower of cost or market adjustments to re-value the bunker fuel on a quarterly basis.  These differences in bunkers, including lower of cost or market adjustments, resulted in a net loss of $8,927 and $1,616 during the year ended December 31, 2015 and the period from July 9 to December 31, 2014, respectively, for the Successor Company.  During the period from January 1 to July 9, 2014 and during the year ended December 31, 2013, the Predecessor Company recorded a net gain of $252 and $567, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

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

At December 31, 2015 and 2014, 19 and 13 of the Company’s vessels were in vessel pools, respectively.  At December 31, 2015 and 2014, the Company had 14 and seven vessels, respectively, operating in the Clipper Logger Pool and the Clipper Sapphire Pool, vessel pools trading in the spot market for which Clipper Group acts as the pool manager.  Additionally, at December 31, 2015 and 2014, the Company had four and five vessels, respectively, operating in the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market for which Torvald Klaveness acts as pool manager.  Lastly, as of December 31, 2015 and 2014, the Company had one vessel operating in the Navig8 Bulk Pool, a vessel pool trading in the spot market for which Navig8 Inc. acts as the pool manager.  Under pool arrangements, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue less voyage expenses generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these vessels is subject to the fluctuations of the spot market.  The Company recognizes revenue from these pool arrangements based on its portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after voyage expenses and pool manager fees.

Other operating income

During the year ended December 31, 2015 and the period from July 9 to December 31, 2014, the Successor Company recorded other operating income of $0 and $530, respectively.  During the period from January 1 to July 9, 2014 and during the year ended December 31, 2013, the Predecessor Company recorded other operating income of $0 and $121, respectively.  Other operating income recorded by the Successor Company during the period from July 9 to December 31, 2014 consists of $530 related to installments due from Samsun Logix Corporation (“Samsun”) pursuant to the rehabilitation plan which was approved by the South Korean courts.  Other operating income recorded by the Predecessor Company during the year ended December 31, 2013 included $21 related to the settlement due from Korea Line Corporation (“KLC”) pursuant to the rehabilitation plan which was approved by the South Korean courts.  Lastly, other operating income during the year ended December 31, 2013 also included $100 related to the receipt of 3,355 shares of stock of KLC as part of the aforementioned rehabilitation plan.  This investment has been designated as Available for Sale (“AFS”). Refer to Note 21 — Commitments and Contingencies for further information regarding the bankruptcy settlements with Samsun and KLC and Note 6 — Investments for further information regarding the investment in KLC shares.

Due from charterers, net

Due from charterers, net includes accounts receivable from charters, net of the provision for doubtful accounts.  At each balance sheet date, the Company records the provision based on a review of all outstanding charter receivables.  Included in the standard time charter contracts with the Company’s customers are certain performance parameters which, if not met, can result in customer claims.  As of December 31, 2015 and 2014, the Company had a reserve of $429 and $1,588, respectively, against the due from charterers balance and an additional accrual of $498 and $662, respectively, in deferred revenue, each of which is primarily associated with estimated customer claims against the Company including vessel performance issues under time charter agreements.

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

Vessels, net

Vessels, net is stated at cost less accumulated depreciation.  Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage.  The Company also capitalizes interest costs for a vessel under construction as a cost that is directly attributable to the acquisition of a vessel.  Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard.  Depreciation expense for vessels for the Successor Company for the year ended December 31, 2015 and the period from July 9 to December 31, 2014 was $76,395 and $36,265, respectively.  Depreciation expense for vessels for the Predecessor Company for the period from January 1 to July 9, 2014 and for the year ended December 31, 2013 was $71,756 and $133,562, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value.  The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment.  Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense.  Expenditures for routine maintenance and repairs are expensed as incurred.  Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt).  Effective July 9, 2014, on the Effective Date, the Company increased the estimated scrap value of the vessels from $245 per lwt to $310 per lwt prospectively based on the 15-year average scrap value of steel.  During the year ended December 31, 2015 and the period from July 9 to December 31, 2014, the increase in the estimated scrap value resulted in a decrease in depreciation expense of  $3,193 and $1,540, respectively, for the Successor Company. The decrease in depreciation expense does not take into effect the revaluation of the vessel assets due to fresh-start reporting.

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

Depreciation and amortization expense for fixed assets for the year ended December 31, 2015 and the period from July 9 to December 31, 2014 for the Successor Company was $284 and $119, respectively.  Depreciation and amortization expense for fixed assets for the period from January 1 to July 9, 2014 and for the year ended December 31, 2013 for the Predecessor Company was $458 and $1,481, respectively.

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

Amortization expense for drydocking for the year ended December 31, 2015 and the period from July 9 to December 31, 2014 for the Successor Company was $2,877 and $330, respectively.  Amortization expense for drydocking for the period from January 1 to July 9, 2014 and for the year ended December 31, 2013 for the Predecessor Company was $3,738 and $5,700, respectively.  All other costs incurred during drydocking are expensed as incurred.

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

The Company recorded Goodwill of $166,067 upon adoption of fresh-start reporting in accordance with provisions of ASC 852 as of the Effective Date.  Pursuant to the Company’s annual goodwill impairment testing performed as of December 31, 2014, it was determined that the entire amount of this goodwill was impaired.  Refer to Note 4 — Goodwill Impairment.

Impairment of long-lived assets

During the year ended December 31, 2015 and the period from July 9 to December 31, 2014, the Successor Company recorded $39,893 and $0, respectively, related to the impairment of vessel assets in accordance with ASC 360 — “Property, Plant and Equipment” (“ASC 360”). For the period from January 1 to July 9, 2014 and the year ended December 31, 2013, there were no impairment charges recorded by the Company.  ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  If indicators of impairment are present, the Company performs an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets.  At December 31, 2015, the Company determined that the future undiscounted cash flows did not exceed the net book value for the Genco Marine.  As such, a $4,497 impairment loss was recorded in order to adjust the value of the Genco Marine to its fair market value as of December 31, 2015.  Additionally, at March 31, 2015, the Company determined that the sale of the Baltic Lion and Baltic Tiger was more likely than not based on Baltic Trading’s expressed consideration to divest of those vessels. Therefore, the time utilized to determine the recoverability of the carrying value of the vessel assets was significantly reduced, and after determining that the sum of the estimated undiscounted future cash flows attributable to the Baltic Lion and Baltic Tiger would not exceed the carrying value of the respective vessels, the Company reduced the carrying value of each vessel to its estimated fair value, which was determined primarily based on appraisals and third party broker quotes.   This resulted in an impairment loss of $35,396.  On April 8, 2015, the Baltic Lion and Baltic Tiger entities were sold to GS&T. Refer to Note 1 —General Information for details pertaining to the sale of these entities.

As part of fresh-start reporting, the Company revalued its vessel assets at their fair values as of the Effective Date and the losses were recorded in Reorganization items, net in the Consolidated Statements of Operations.

Loss on disposal of vessels

During the year ended December 31, 2015, the Successor Company recorded $1,210 related to the loss on sale of vessels related to the sale of the Baltic Lion and Baltic Tiger entities to GS&T from Baltic Trading on April 8, 2015.

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

GS&T is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, GS&T is not subject to Marshall Islands income tax.  The Marshall Islands has been officially recognized by the Internal Revenue Service as a qualified foreign country that currently grants the requisite equivalent exemption from tax.  GS&T is not taxable in any other jurisdiction, with the exception of Genco Management (USA) Limited, as noted below.

GS&T will qualify for the Section 883 exemption if, among other things, (i) GS&T stock is treated as primarily and regularly traded on an established securities market in the United States (the “publicly traded test”), (ii) GS&T satisfies the qualified shareholder test or the controlled foreign corporation test.  Under applicable Treasury Regulations, the publicly-traded test cannot be satisfied in any taxable year in which persons who actually or constructively own 5% or more of GS&T’s stock (“5% shareholders”), together own 50% or more of GS&T’s stock (by vote or value) for more than half the days in such year (the “five percent override rule”), unless an exception applies.  A foreign corporation satisfies the qualified shareholder test if more than 50% of the value of its outstanding shares is owned (or treated as owned by applying certain attribution rules) for at least half of the number of days in the foreign corporation’s taxable year by one or more “qualified shareholders.”  A qualified shareholder includes a foreign corporation that is organized in a qualified foreign country and meets the publicly traded test.

Based on the publicly traded requirement of the Section 883 regulations, GS&T believes that it qualified for exemption from income tax on income derived from the international operations of ships during the years ended December 31, 2015, 2014 and 2013.  In order to meet the publicly traded requirement, GS&T’s stock must be treated as being primarily and regularly traded for more than half the days of any such year.  Under the Section 883 regulations, GS&T’s qualification for the publicly traded requirement may be jeopardized if shareholders of the Company’s common stock that own five percent or more of the Company’s stock (“5% shareholders”) own, in the aggregate, 50% or more of the Company’s common stock for more than half the days of the year.  Management believes that during the years ended December 31, 2015, 2014 and 2013, the combined ownership of its 5% shareholders did not equal 50% or more of its common stock for more than half the days of each of those respective years, as applicable.

If GS&T does not qualify for the Section 883 exemption, GS&T’s U.S. source shipping income, i.e., 50% of its gross shipping income attributable to transportation beginning or ending in the U.S. (but not both beginning and ending in the U.S.) would be subject to a 4% tax without allowance for deductions (the “U.S. gross transportation tax”).

Prior to the Merger, Baltic Trading was also incorporated in the Marshall Islands and its stock is primarily traded on an established securities market in the U.S.  However, GS&T indirectly owned shares of Baltic Trading’s Class B Stock which provided GS&T with over 50% of the combined voting power of all classes of Baltic Trading’s voting stock since Baltic Trading’s IPO was completed on March 15, 2010 until the Merger with Baltic Trading on July 17, 2015 (pursuant to which GS&T exchanged its shares for Baltic Trading’s outstanding common stock).  As a result, Baltic Trading’s Class B Stock has not been treated as regularly traded (a corporation’s stock is not regularly traded if, amongst other things, 50% or more of its stock (by vote or value) is not listed on one or more established securities markets) and Baltic Trading will not satisfy the publicly traded test in 2015 (and cannot satisfy the qualified shareholder test or the controlled foreign corporation test in 2015).  Thus, Baltic Trading did not qualify for a Section 883 exemption in 2015. As such, Baltic Trading was subject to U.S. gross transportation income tax on its U.S. source shipping income.  As a result of the Merger, Baltic Trading should qualify for the Section 883 exemption under the qualified shareholder test in 2016 and future taxable years as long as GS&T qualifies for the Section 883 exemption by satisfying the publicly-traded test in such years.

During the year ended December 31, 2015 and the period from July 9 to December 31, 2014, Baltic Trading had U.S. source shipping income of $1,706 and $450, respectively.  Baltic Trading’s estimated U.S. gross transportation income tax expense for the year ended December 31, 2015 and the period from July 9 to December 31, 2014 was $68 and $18, respectively.  During the period from January 1 to July 9, 2014 and during the year ended December 31, 2013, Baltic Trading had U.S. source shipping income of $965 and $832, respectively.  Baltic Trading’s U.S. gross transportation income tax expense for the period from January 1 to July 9, 2014 and for the year ended December 31, 2013 was $39 and $34, respectively.

In addition to GS&T’s shipping income and pursuant to certain agreements, GS&T technically and commercially managed vessels for Baltic Trading until the Merger, as well as provides technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are performed by Genco Management (USA) Limited (“Genco (USA)”), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to Untied States federal income tax (currently imposed at graduated rates of up to 35%) on its worldwide net income, including the net income derived from providing these services.  Genco (USA) has entered into a cost-sharing agreement with the Company and Genco Ship Management LLC, collectively “Manco,” pursuant to which Genco (USA) agrees to reimburse Manco for the costs incurred by Genco (USA) for the use of Manco’s personnel and services in connection with the provision of management services for both Baltic Trading and MEP’s vessels.

Total revenue earned by the Successor Company for these services during the year ended December 31, 2015 and the period from July 9 to December 31, 2014 was $6,410 and $3,893, respectively, of which $3,235 and $2,309, respectively, eliminated upon consolidation.  After allocation of certain expenses, there was taxable net income of $3,880 associated with these activities for the year ended December 31, 2015. This resulted in estimated U.S. federal net income tax expense of $1,753 for the year ended December 31, 2015.  After allocation of certain expenses, there was taxable net income of $2,178 associated with these activities for the period from July 9 to December 31, 2014. This resulted in estimated U.S. federal net income tax expense of $978 for the period from July 9 to December 31, 2014.

Total revenue earned by the Predecessor Company for these services during the period from January 1 to July 9, 2014 and during the year ended December 31, 2013 was $3,857 and $7,856, respectively, of which $2,156 and $4,571, respectively, was eliminated upon consolidation.  After allocation of certain expenses, there was taxable net income of $1,723 associated with these activities for the period from January 1 to July 9, 2014.  This resulted in estimated U.S. federal net income tax expense of $776 for the period from January 1 to July 9, 2014.  After allocation of certain expenses, there was taxable net income of $4,235 associated with these activities for the year ended December 31, 2013.  This resulted in estimated U.S. federal net income tax expense of $1,864 for the year ended December 31, 2013.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned.  These amounts are recognized as income when earned.  Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues.  Refer to “Revenue and voyage expense recognition” above for description of the Company’s revenue recognition policy.

Comprehensive income

The Company follows ASC Subtopic 220-10, “Comprehensive Income” (“ASC 220-10”), which establishes standards for reporting and displaying comprehensive income and its components in financial statements.  Comprehensive income is comprised of net income and amounts related to unrealized gains or losses associated with the Company’s AFS investments, as well as the Company’s interest rate swaps accounted for as hedges prior to their termination as part of the Chapter 11 Cases.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers, cash and cash equivalents, deposits on vessels and interest rate swap agreements.  With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  The Successor Company earned 100% of voyage revenues from 52 and 44 customers during the year ended December 31, 2015 and during the period from July 9 to December 31, 2014.  The Predecessor Company earned 100% of voyage revenues from 33 and 48 customers during the period from January 1 to July 9, 2014 and during the year ended December 31, 2013. Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2015 and 2014.

For the year ended December 31, 2015 for the Successor Company, there were three customers that individually accounted for more than 10% of voyage revenues; Swissmarine Services S.A., including its subsidiaries (“Swissmarine”), Clipper Group, including Clipper Bulk Shipping, the Clipper Logger Pool and the Clipper Sapphire Pool (“Clipper”), and Pioneer Navigation Ltd., which represented 24.37%, 19.09% and 13.03% of voyage revenues, respectively.  For the period from July 9 to December 31, 2014 for the Successor Company, there were two customers that individually accounted for more than 10% of voyage revenues; Cargill International S.A., including its subsidiaries (“Cargill”) and Swissmarine, which represented 17.06% and 22.52% of voyage revenues, respectively. For the period from January 1 to July 9, 2014 for the Predecessor Company, there were two customers that individually accounted for more than 10% of voyage revenues; Cargill and Swissmarine, which represented 19.37% and 20.67% of voyage revenues, respectively. For the year ended December 31, 2013 for the Predecessor Company, there were three customers that individually accounted for more than 10% of voyage revenues; Cargill, Swissmarine and Pacific Basin Chartering Ltd., which represented 21.45%, 18.73% and 10.30% of voyage revenues, respectively.

At December 31, 2014, deposits on vessels consist primarily of progress payments due by Baltic Trading to the shipyard as per the newbuilding contracts with Yangfan Group Co., Ltd.  These payments were not held in an escrow account; however, Baltic Trading had a refund guarantee with the Bank of China in the case that Yangfan Group Co., Ltd. did not perform as required by the newbuilding contracts.  Refer to Note 5 — Vessel Acquisitions for further information.

At December 31, 2015 and 2014, the Company maintains all of its cash and cash equivalents with three financial institutions.  None of the Company’s cash and cash equivalent balance is covered by insurance in the event of default by these financial institutions.

At December 31, 2013, the Company had four interest rate swap agreements with DnB Bank ASA to manage interest costs and the risk associated with changing interest rates related to the 2007 Credit Facility.  None of the interest rate swap agreements were covered by insurance in the event of default by this financial institution.  On April 30, 2014, the remaining interest rate swap agreement was terminated by DNB Bank ASA and a secure claim was filed with the Bankruptcy Court.  Refer to Note 1 — General Information for additional information regarding defaults related to the interest rate swap.  There were no interest rate swaps held by the Company at December 31, 2015 or 2014.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments, such as amounts due to / due from charterers, accounts payable and long-term debt, approximate their individual carrying amounts as of December 31, 2015 and 2014 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities.  See Note 13 — Fair Value of Financial Instruments for additional disclosure on the fair values of long-term debt and AFS securities.

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

Recent accounting pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” which replaces the existing guidance in ASC 840 — Leases.  This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense.  This ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years.  Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. The Company is currently evaluating the impact of this adoption on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15 (“ASU 2015-15”), which amends presentation and disclosure requirements outlined in ASU 2015-03, “Interest-Imputation of Interest (ASC Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”) by clarifying guidance for debt issuance costs related to line of credit arrangements by acknowledging the statement by SEC staff that it would not object to presentation of debt issuance costs related to a line of credit arrangement as an asset, and amortizing them ratably over the term of the line of credit arrangement, regardless of whether there were any borrowings outstanding under the agreement. Issued in April 2015, ASU 2015-03 required debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact of this adoption on its consolidated financial statements.

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

3 - CASH FLOW INFORMATION

For the year ended December 31, 2015, the Successor Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $236 for the Purchase of vessels, including deposits and $121 for the Purchase of other fixed assets.  Additionally, for the year ended December 31, 2015, the Successor Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $101 associated with the Cash settlement of non-accredited Note holders.  During the year ended December 31, 2015, the Successor Company increased the amount of non-accredited holders of the Convertible Senior Notes, which were discharged on the Effective Date, which will be settled in cash versus settled with common shares.  Lastly, for the year ended December 31, 2015, the Successor Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Prepaid expenses and other current assets consisting of ($14) associated with the Purchase of vessels, including deposits and $148 associated with the Sale of AFS Securities.

Professional fees and trustee fees in the amount of $1,085 were recognized by the Successor Company in Reorganization items, net for the year ended December 31, 2015 (refer to Note 20).  During this period, $1,351 of professional fees and trustee fees were paid through December 31, 2015 and $48 is included in Accounts payable and accrued expenses as of December 31, 2015.

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

Professional fees and trustee fees in the amount of $1,591 were recognized by the Successor Company in Reorganization items, net for the period from July 9 to December 31, 2014 (refer to Note 20).  During this period, $32,794 of professional fees and trustee fees were paid through December 31, 2014 and $313 is included in Accounts payable and accrued expenses as of December 31, 2014.

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

During the year ended December 31, 2015, the Successor Company made a reclassification of $25,593 from Deposits on vessels to Vessels, net of accumulated depreciation, due to the completion of the purchase of the Baltic Wasp, Baltic Scorpion and Baltic Mantis.  Additionally, during the period from July 9 to December 31, 2014, the Successor Company made a reclassification of $9,140 from deposits on vessels to vessels, net of accumulated depreciation, due to the completion of the purchase of Baltic Hornet. No such reclassifications were made by the Predecessor Company during the period from January 1 to July 9, 2014 or during the year ended December 31, 2013.

During the period from January 1 to July 9, 2014, the Predecessor Company made a reclassification of $984 from Fixed assets to Vessels, net of accumulated depreciation, for items that should be capitalized and depreciated over the remaining life of the respective vessels.

During the year ended December 31, 2015 and the period from July 9 to December 31, 2014, cash paid for interest by the Successor Company, net of amounts capitalized, was $16,548 and $5,483, respectively.  During the period from January 1 to July 9, 2014 and the year ended December 31, 2013, cash paid for interest by the Predecessor Company, net of amounts capitalized and including bond coupon interest paid, was $40,209 and $75,133, respectively.

During the year ended December 31, 2015 and the period from July 9 to December 31, 2014, cash paid by the Successor Company for estimated income taxes was $2,085 and $750, respectively.  During the period from January 1 to July 9, 2014 and during the year ended December 31, 2013, cash paid by the Predecessor Company for estimated income taxes was $1,495 and $1,275, respectively.

On July 13, 2015 and July 29, 2015, the Successor Company issued 16,188 and 58,215 restricted stock units, respectively, to certain members of the Board of Directors.  The aggregate fair value of these restricted stock units was $113 and $416, respectively, and 16,188 shares vested on July 17, 2015.  Refer to Note 23 — Stock-Based Compensation for further details.

On August 7, 2014, the Successor Company made grants of nonvested common stock pursuant to the MIP as approved by the Plan in the amount of 1,110,600 shares to the participating officers, directors and other management of the Successor Company.  The aggregate fair value of such nonvested stock was $22,212. Additionally, on August 7, 2014, the Successor Company issued 8,557,461 MIP Warrants to the participating officers, directors and other management of the Successor Company.  The aggregate fair value of these awards upon emergence from bankruptcy was $54,436.

On May 16, 2013, the Predecessor Company made grants of nonvested common stock in the amount of 200,634 shares in the aggregate to directors of the Predecessor Company.  The grant date fair value of such nonvested stock was $315.  On May 17, 2012, November 7, 2012 and December 13, 2012, the Predecessor Company made grants of nonvested common stock in the amount of 15,000, 2,500 and 52,500 shares, respectively, to directors of the Predecessor Company.  The grant date fair value of such nonvested stock was $53, $7 and $141, respectively. These shares vested on May 16, 2013.  On December 13, 2012, the Board of Directors of the Predecessor Company approved a grant of 100,000 shares of nonvested common stock to Peter C. Georgiopoulos, Chairman of the Board, which had a grant date fair value of $268.  Lastly, on December 13, 2012, the Predecessor Company granted 294,175 shares of nonvested stock to certain employees.  The grant date fair value of such nonvested stock was $788.  These nonvested shares were cancelled on the Effective Date and the holder received warrants to acquire shares of New Genco Common Stock.  Refer to Note 1 - General Information for information regarding the Chapter 11 Cases.

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

On July 17, 2015, the date of Baltic Trading’s 2015 Annual Meeting of Shareholders, the aforementioned Baltic Trading shares vested automatically and received the same consideration in the Merger as holders of Baltic Trading’s common stock.  Refer to Note 1 — General Information for further information.

4 — GOODWILL IMPAIRMENT

ASC 350-20 bases the accounting for goodwill on the reporting units of the combined entity. Prior to the Merger with Baltic Trading on July 17, 2015, the Company had two reporting units as defined by criteria in ASC 350-20, GS&T and Baltic Trading.

The Company recorded Goodwill of $166,067 in adopting fresh-start reporting in accordance with provisions of ASC 852 as of the Effective Date, which was allocated to its two reporting units based on their relative fair values as of that date.

ASC 350-20 provides guidance for impairment testing of goodwill, which is not amortized. Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that its carrying amount may not be recoverable, using a two-step process that begins with an estimation of the fair value of the Company’s reporting units. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. The first step involves a comparison of the estimated fair value of a reporting unit with its carrying amount. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is considered unimpaired. Conversely, if the carrying amount of the reporting unit exceeds its estimated fair value, the second step is performed to measure the amount of impairment, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the estimated fair value of the reporting unit to the estimated fair value of its existing assets and liabilities in a manner similar to a purchase price allocation. The unallocated portion of the estimated fair value of the reporting unit is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss, equivalent to the difference, is recorded as a reduction of goodwill and a charge to operating expense.

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

As a result of this testing, management determined that all of the goodwill allocated to the two reporting units was impaired, which resulted in a write-off at December 31, 2014 of $166,067.  This impairment is attributable to the progressive decline in vessel charter rates that occurred from the Effective Date to the Company’s annual goodwill impairment test date of December 31, 2014, which included significant declines during the fourth quarter of 2014, which affected both the reporting units’ vessel values and their publicly traded stock prices.

Other than goodwill, the Company does not have any other intangible assets that are not amortized.

5 - VESSEL ACQUISITIONS

On July 2, 2013, Baltic Trading entered into agreements to purchase two Handysize drybulk vessels from subsidiaries of Clipper Group for an aggregate purchase price of $41,000. The Baltic Hare, a 2009-built Handysize vessel, was delivered on September 5, 2013 and the Baltic Fox, a 2010-built Handysize vessel, was delivered on September 6, 2013. Baltic Trading financed the vessel purchases with proceeds from its May 28, 2013 common stock offering and borrowings under its $22 Million Term Loan Facility entered into on August 30, 2013. Refer to Note 9 — Debt below for further information regarding the $22 Million Term Loan Facility.

On October 31, 2013, Baltic Trading entered into agreements to purchase two Capesize drybulk vessels from affiliates of SK

Shipping Co. Ltd. for an aggregate purchase price of $103,000. The Baltic Lion, a 2012-built Capesize vessel, was delivered on December 27, 2013, and the Baltic Tiger, a 2011-built Capesize vessel, was delivered on November 26, 2013. Baltic Trading financed the vessel purchases with cash on hand and borrowings under its $44 Million Term Loan Facility entered into on December 3, 2013. Refer to Note 9 — Debt below for further information regarding the $44 Million Term Loan Facility.

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate.  Baltic Trading agreed to purchase two such vessels, which have been renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which Baltic Trading exercised on January 8, 2014. These vessels were renamed the Baltic Mantis and the Baltic Scorpion.  The first of these vessels, the Baltic Hornet, was delivered to Baltic Trading on October 29, 2014.  The Baltic Wasp was delivered to Baltic Trading on January 2, 2015. The Baltic Scorpion and the Baltic Mantis were delivered to the Company on August 6, 2015 and October 9, 2015, respectively.  As of December 31, 2015 and December 31, 2014, deposits on vessels were $0 and $25,593, respectively.  The Company has used a combination of cash on hand, cash flow from operations as well as debt, including the $148 Million Credit Facility and the 2014 Term Loan Facilities as described in Note 9 — Debt, to fully finance the acquisition of these Ultramax newbuilding drybulk vessels.  On December 30, 2014, Baltic Trading paid $19,645 for the final payment due for the Baltic Wasp, which has been classified as noncurrent Restricted Cash in the Consolidated Balance Sheets as of December 31, 2014 as the payment was held in an escrow account and not released to the seller until the vessel was delivered to Baltic Trading on January 2, 2015.

Refer to Note 1 — General Information for a listing of the delivery dates for the vessels in the Company’s fleet.

Below market time charters, including those acquired during previous periods, were amortized as an increase to voyage revenue by the Predecessor Company in the amount of $68 and $334 during the period from January 1 to July 9, 2014 and during the year ended December 31, 2013, respectively.  The remaining unamortized fair market value of Time charters acquired at December 31, 2014 was $0.  As part of fresh-start reporting, the remaining liability for below market time charters was written-off during the re-valuation of our liabilities, refer to “Financial Statement Presentation” section in Note 1 — General Information.

Additionally, as part of fresh-start reporting, an asset for above market time charters was recorded in Time charters acquired in the amount of $450 for the Genco Bourgogne, Genco Muse and Genco Spirit.  These above market time charters were amortized as a decrease to voyage revenue by the Successor Company in the amount of $450 during the period from July 9 to December 31, 2014.  There was no amortization recorded by the Successor Company during the year ended December 31, 2015. The remaining unamortized fair market value of Time charters acquired at December 31, 2015 and 2014 was $0.

Capitalized interest expense associated with the newbuilding contracts entered into by Baltic Trading as recorded by the Successor Company for the year ended December 31, 2015 and for the period from July 9 to December 31, 2014 was $372 and $400, respectively.  Capitalized interest expense associated with the newbuilding contracts entered into by Baltic Trading as recorded by the Predecessor Company for the period from January 1 to July 9, 2014 and during the year ended December 31, 2013 was $295 and $0, respectively.

6 —INVESTMENTS

The Company holds an investment in the capital stock of Jinhui and the stock of KLC.  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  These investments are designated as AFS and are reported at fair value, with unrealized gains and losses recorded in equity as a component of AOCI.  At December 31, 2015 and 2014, the Company held 15,706,825 and 16,335,100 shares of Jinhui capital stock, respectively, which is recorded at its fair value of $12,273 and $26,414, respectively, based on the closing price on December 30, 2015 and 2014, respectively.  At December 31, 2015 and 2014, the Company held 3,355 shares of KLC stock which is recorded at its fair value of $54 and $72, respectively, based on the closing price on December 30, 2015 and 2014, respectively.

The Company reviews the investment in Jinhui for indicators of other-than-temporary impairment in accordance with ASC 320-10.  Based on the Company’s review, it has deemed the investment in Jinhui to be other-than-temporarily impaired as of September 30, 2015 and December 31, 2015 due to the duration and severity of the decline in its market value versus its cost basis and the absence of the intent and ability to recover the initial carrying value of the investment.  As a result, during the year ended December 31, 2015, the Successor Company recorded $37,877 of impairment charge which has been recorded in Impairment of Investments in our Consolidated Statement of Operations.  The Company will continue to review its investments in Jinhui and KLC for impairment on a quarterly basis.  There were no impairment charges recorded by the Successor Company during the period from July 9 to December 31, 2014 or by the Predecessor Company during the period from January 1 to July 9, 2014 or the year ended December 31, 2013.  The Company’s investment in Jinhui is a Level 1 item under the fair value hierarchy, refer to Note 13 — Fair Value of Financial Instruments.

The unrealized gains (losses) on the Jinhui capital stock and KLC stock are a component of AOCI since these investments are designated as AFS securities.  As part of fresh-start reporting, the Company revised its cost basis for its investments in Jinhui and KLC based on their fair values on the Effective Date.  As a result of the other-than-temporary impairment of the investment in Jinhui, the cost basis for the investment in Jinhui will be based on its fair value as of December 31, 2015.

Refer to Note 12 — Accumulated Other Comprehensive Income (Loss) for a breakdown of the components of AOCI, including the effects of the sale of Jinhui shares and the other-than-temporary impairment of the investment in Jinhui.

7 - NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the year.  The computation of diluted net loss per share assumes the vesting of nonvested stock awards (refer to Note 23 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 798,615 nonvested shares outstanding at December 31, 2015 for the Successor Company (refer to Note 23 — Stock-Based Compensation), all are anti-dilutive.  Of the 5,704,974 MIP Warrants and 3,936,761 of Equity Warrants outstanding at December 31, 2015, all are anti-dilutive. The Successor Company’s diluted net loss per share will also reflect the assumed conversion of the Equity Warrants (refer to Note 1 — General Information) and MIP Warrants issued by the Successor Company (refer to Note 23 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method.  The Predecessor Company’s diluted net loss per share will also reflect the assumed conversion under the Predecessor Company’s convertible debt if the impact is dilutive under the “if converted” method. The impact of the shares convertible under the Predecessor Company’s convertible notes is excluded from the computation of diluted net loss per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The components of the denominator for the calculation of basic net loss per share and diluted net loss per share are as follows:

	Successor		Predecessor
	Year	Period from	Period from	Year
	Ended	July 9 to	January 1 to	Ended
	December 31,	December 31,	July 9,	December 31,
	2015	2014	2014	2013
Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	65,831,637	60,360,515	43,568,942	43,249,070

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	65,831,637	60,360,515	43,568,942	43,249,070

Dilutive effect of warrants	—	—	—	—

Dilutive effect of convertible notes	—	—	—	—

Dilutive effect of restricted stock awards	—	—	—	—

Weighted-average common shares outstanding, diluted	65,831,637	60,360,515	43,568,942	43,249,070

The following table sets forth a reconciliation of the net loss attributable to GS&T and the net loss attributable to GS&T for diluted net loss per share under the “if-converted” method:

	Successor		Predecessor
		Period from	Period from
	Year	July 9 to	January 1 to	Year
	Ended	December 31,	July 9,	Ended
	December 31,	2014	2014	December 31,
	2015	(restated)	(restated)	2013

Net loss attributable to GS&T	$(194,897)	$(182,294)	$(951,149)	$(147,741)

Interest expense related to convertible notes, if dilutive	—	—	—	—

Net loss attributable to GS&T for the computation of diluted net loss per share	$(194,897)	$(182,294)	$(951,149)	$(147,741)

8 - RELATED PARTY TRANSACTIONS

The following represent related party transactions reflected in these consolidated financial statements:

Until December 31, 2014, the Company made available employees performing internal audit services to Gener8 Maritime, Inc., formerly General Maritime Corporation (“Gener8”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.  For the year ended December 31, 2015 and for the period from July 9 to December 31, 2014, the Successor Company invoiced $0 and $12, respectively, to Gener8 and for the period from January 1 to July 9, 2014 and for the year ended December 31, 2013, the Predecessor Company invoiced $72 and $145, respectively, to Gener8.  The amounts billed to Gener8 include time associated with such internal audit services and other expenditures.  Additionally, for the year ended December 31, 2015 and for the period from July 9 to December 31, 2014, the Successor Company incurred travel and other office related expenditures totaling $111 and $53, respectively.  For the period from January 1 to July 9, 2014 and for the year ended December 31, 2013, the Predecessor Company incurred travel and other office related expenditures totaling $49 and $133, respectively.  These amounts are reimbursable to Gener8 or its service provider.  At December 31, 2015 and 2014, the amount due to Gener8 from the Company was $8 and $41, respectively.

During the year ended December 31, 2015 and the period from July 9 to December 31, 2014, the Successor Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $18 and $11, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  Additionally, during the period from January 1 to July 9, 2014 and during the year ended December 31, 2013, the Predecessor Company incurred legal services aggregating $3 and $48, respectively, from Constantine Georgiopoulos. At December 31, 2015 and 2014, the amount due to Constantine Georgiopoulos was $11 and $9, respectively.

The Company has entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the their fleets.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is Chairman of the Board of Aegean.  During the year ended December 31, 2015 and the period from July 9 to December 31, 2014, Aegean supplied lubricating oils to the Successor Company’s vessels aggregating $1,652 and $790, respectively.  Additionally, during the year ended December 31, 2015, Aegean supplied fuel to the Successor Company’s vessels aggregating $73.  During the period from January 1 to July 9, 2014 and during the year ended December 31, 2013; Aegean supplied lubricating oils to the Predecessor Company’s vessels aggregating $1,087 and $1,521, respectively.  At December 31, 2015 and 2014, $219 and $267 remained outstanding, respectively.

During the year ended December 31, 2015 and the period from July 9 to December 31, 2014, the Successor Company invoiced MEP for technical services provided and expenses paid on MEP’s behalf aggregating $3,233 and $1,618, respectively.  During the period from January 1 to July 9, 2014 and during the year ended December 31, 2013, the Predecessor Company invoiced MEP for technical services provided and expenses paid on MEP’s behalf aggregating $1,743 and $3,430, respectively.  Peter C. Georgiopoulos, Chairman of the Board, is a director of and has a minority interest in MEP.  At December 31, 2015 and 2014, $603 and $10, respectively, was due to the Company from MEP.  Total service revenue earned by the Successor Company for the technical service provided to MEP for the year ended December 31, 2015 and for the period from July 9 to December 31, 2014 was $3,175 and $1,584, respectively.  Total service revenue earned by the Predecessor Company for technical services provided to MEP for the period from January 1 to July 9, 2014 and for the year ended December 31, 2013 was $1,701 and $3,285, respectively.

9 - DEBT

Long-term debt consists of the following:

	Successor	Successor
	December 31, 2015	December 31, 2014

$100 Million Term Loan Facility	$60,100	$67,792
$253 Million Term Loan Facility	145,268	165,568
$44 Million Term Loan Facility	38,500	41,250
2015 Revolving Credit Facility	56,218	—
$98 Million Credit Facility	98,271	—
2010 Credit Facility	—	102,250
$148 Million Credit Facility	140,383	—
$22 Million Term Loan Facility	18,625	20,125
2014 Term Loan Facilities	31,069	33,150
Less: Current portion	(588,434)	(34,324)
Long-term debt	$—	$395,811

Collateral Maintenance Compliance

The Company is required to be in compliance with covenants under all of its eight credit facilities on a quarterly basis.  At December 31, 2015, we were not in compliance with the collateral maintenance covenants under the $253 Million Term Loan Facility, 2014 Term Loan Facilities and the $22 Million Term Loan Facility.  Furthermore, during the first quarter of 2016, the Company is not in compliance with the collateral maintenance covenant under the $100 Million Term Loan Facility and the $148 Million Credit Facility.  See the description of each facility below for detailed information surrounding the specific shortfall and applicable cure, if any.  Additionally, each of the Company’s credit facilities contain cross default provisions that could be triggered by the Company’s failure to satisfy its collateral maintenance covenants if such failure is not cured or waived within the applicable grace period.  Given the foregoing noncompliance, the existence of the cross default provisions, and the absence of any current solution which would cure the noncompliance for at least the next 12 months, the Company has determined that it should classify its outstanding indebtedness as a current liability as of December 31, 2015.

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

Bankruptcy Proceedings

To allow discussions with the Company’s creditors concerning the Company’s restructuring to continue into April 2014 without the need to file for immediate bankruptcy relief, on March 31, 2014, the Company entered into agreements with certain of the lenders under the 2007 Credit Facility, the $100 Million Term Loan Facility, and the $253 Million Term Loan Facility (the Company’s “Credit Facilities”) to obtain waivers or forbearances with respect to certain potential or actual events of default as of March 31, 2014 as follows (the “Relief Agreements”):

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

The Relief Agreement for our 2007 Credit Facility provided that the agent and consenting lenders would forbear to exercise their rights and remedies through 11:59 p.m. on April 1, 2014 with respect to the foregoing potential or actual events of default, subject to earlier termination if a subsequent event of default occurs under the credit agreements other than those described above or if the Company breaches the terms of the Relief Agreement. The Relief Agreements for the Company’s other two Credit Facilities provided that the agent and lenders waived through 11:59 p.m. on April 1, 2014 the foregoing potential or actual events of default, subject to earlier termination if a subsequent event of default occurs under its credit agreements or if the Company breaches the terms of the Relief Agreements. Notwithstanding such waivers and forbearances, the fact that the Company did not make the scheduled amortization payment on March 31, 2014 constituted an event of default under its currently outstanding interest rate swap. In addition, under the indenture and supplemental indenture (the “Indenture”) governing the Company’s 5.0% Convertible Senior Notes issued on July 27, 2010 (the “2010 Notes”), the Company’s failure to make such payment would constitute an event of default under the Indenture if the Company failed to cure such default within 30 days after notice from the trustee under the Indenture.

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

As required under the August 2012 Agreements, the Company prepaid $57,893 under its 2007 Credit Facility, $30,450 under its $253 Million Term Loan Facility, and $11,538 under its $100 Million Term Loan Facility on August 1, 2012.  The prepayment under the 2007 Credit Facility was applied to the final payment due under the facility.  The prepayments under the other two facilities were applied in order of maturity and fulfilled all scheduled amortization payments through December 31, 2013 under these facilities.  In addition, lenders under the 2007 Credit Facility will receive a fee equal to 1.25% of the principal amount outstanding following such prepayment, or $13,199, on the earlier date of the maturity date of this facility or the date on which all obligations under this facility have been paid in full.  On the Effective Date when the 2007 Credit Facility was terminated, this liability was discharged.

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

As contemplated under these agreements, the Company prepaid $52,500 under its 2007 Credit Facility, $7,000 under its $253 Million Term Loan Facility, and $3,000 under its $100 Million Term Loan Facility. All such prepayments were applied in inverse order of maturity under each credit facility. In addition, the 2007 Credit Facility is subject to a facility fee of 2.0% per annum on the average daily outstanding principal amount of the loans thereunder, payable quarterly in arrears, which was reduced to 1.0% on February 28, 2012 when the Company completed an equity offering of 7,500,000 shares of common stock. The other two credit facilities were not subject to a facility fee.

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

All amounts owing under the 2007 Credit Facility were secured by the following:

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

The 2007 Credit Facility included the following financial covenants which applied to the Company and its subsidiaries on a consolidated basis and are measured at the end of each fiscal quarter beginning with June 30, 2007:

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

The Borrowers borrowed the maximum available amount of $98,271 under the facility on November 10, 2015.  As of December 31, 2015, there was no availability under the $98 Million Credit Facility.  At December 31, 2015 and 2014, the total outstanding debt balance was $98,271 and $0, respectively.

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

The Facility Agreement requires the Borrowers and, in certain cases, the Company and Holdco to comply with a number of covenants substantially similar to those in the other credit facilities of Genco and its subsidiaries, including financial covenants related to maximum leverage, minimum consolidated net worth, minimum liquidity, and dividends; collateral maintenance requirements; and other customary covenants.  The Company is prohibited from paying dividends under this facility until May 1, 2017. Following May 1, 2017, the amount of dividends the Company may pay is limited based on the amount of the loans outstanding under the 2015 Revolving Credit Facility and the $98 Million Credit Facility, as well as the ratio of the value of vessels and certain other collateral pledged under the $98 Million Credit Facility. The Facility Agreement includes usual and customary events of default and remedies for facilities of this nature.  As of December 31, 2015 and 2014, the Company had deposited $9,750 and $0 that has been reflected as restricted cash.  Restricted cash will be released only if the underlying collateral is sold or disposed of.

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

As of December 31, 2015, the Company believed it was in compliance with all of the financial covenants under the $98 Million Credit Facility.  However, as of December 31, 2015, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the debt outstanding under this facility of $98,271 has been classified as current liability in the Consolidated Balance Sheet as of December 31, 2015.

The following table sets forth the scheduled repayment of the outstanding debt of $98,271 at December 31, 2015 under the $98 Million Credit Facility, although the total debt outstanding under this facility has been classified as a current liability as noted above:

Year Ending December 31,	Total

2016	$—
2017	1,413
2018	10,000
2019	10,000
2020	76,858

Total debt	$98,271

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

On April 8, 2015, the Company drew down $25,000 on the 2015 Revolving Credit Facility for working capital purposes and to partially fund the purchase of the Baltic Lion and Baltic Tiger from Baltic Trading.  Additionally, on July 10, 2015 and October 14, 2015, the Company drew down $10,000 and $21,218, respectively, on the 2015 Revolving Credit Facility for working capital purposes.  As of December 31, 2015, the Company has utilized its maximum borrowing capacity.  At December 31, 2015 and December 31, 2014, the total outstanding debt balance was $56,218 and $0, respectively.

As of December 31, 2015, the Company believed it was in compliance with all of the financial covenants under the 2015 Revolving Credit Facility.  However, as of December 31, 2015, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the debt outstanding under this facility of $56,218 has been classified as current liability in the Consolidated Balance Sheet as of December 31, 2015.

The following table sets forth the scheduled repayment of the outstanding debt of $56,218 at December 31, 2015 under the 2015 Revolving Credit Facility, although the total debt outstanding under this facility has been classified as a current liability as noted above:

Year Ending December 31,	Total

2016	$6,565
2017	6,565
2018	6,565
2019	6,565
2020	29,958

Total debt	$56,218

$100 Million Term Loan Facility

On August 12, 2010, the Company entered into the $100 Million Term Loan Facility with Crédit Agricole Corporate and Investment Bank, which is also acting as Agent and Security Trustee; and Crédit Industriel et Commercial; and Skandinaviska Enskilda Banken AB (publ) are the lenders under the facility.  The Company has used the $100 Million Term Loan Facility to fund or refund to the Company a portion of the purchase price of the acquisition of five vessels from Metrostar. Under the terms of the facility, the $100 Million Term Loan Facility was drawn down in five equal tranches of $20,000 each, with one tranche per vessel.  The $100 Million Term Loan Facility has a final maturity date of seven years from the date of the first drawdown, or August 17, 2017, and borrowings under the facility bear interest at LIBOR for an interest period of one, three or six months (as elected by the Company), plus 3.00% per annum.  A commitment fee of 1.35% is payable on the undrawn committed amount of the $100 Million Term Loan Facility, which began accruing on August 12, 2010.  Borrowings are to be repaid quarterly, with the outstanding principal amortized on a 13-year profile, with any outstanding amount under the $100 Million Term Loan Facility to be paid in full on the final maturity date.  Repaid amounts are no longer available and cannot be reborrowed.  Borrowings under the $100 Million Term Loan Facility are secured by liens on the five Metrostar vessels purchased by the Company and other related assets.  Certain of the Company’s wholly-owned ship-owning subsidiaries, each of which own one of the five Metrostar vessels, will act as guarantors under the $100 Million Term Loan Facility.

As of December 31, 2015, the Company has utilized its maximum borrowing capacity under the $100 Million Term Loan Facility.  At December 31, 2015 and 2014, the total outstanding debt balance was $60,100 and $67,792, respectively.

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

Consenting lenders under the $100 Million Term Loan Facility and the $253 Million Term Loan Facility received an upfront fee of $165 and $350, respectively, related to the April 2015 Amendments

As of December 31, 2015, the Company believed it was in compliance with all of the financial covenants under the Amended and Restated $100 Million Term Loan Facility.  However, as of December 31, 2015, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the debt outstanding under this facility of $60,100 has been classified as current liability in the Consolidated Balance Sheet as of December 31, 2015.

Following the procurement of updated vessel valuations in February 2016, the collateral measurement was 110% and the Company was not in compliance with the collateral maintenance test of a ratio of 130%. Under the terms of the credit facility the Company would need to cover such shortfall within 30 days from the time it is requested by the security agent.  The Company has not been notified by the security agent to take any remedial actions.  The Company is currently in discussion with the lenders to determine a cure for the shortfall of the collateral maintenance test.

In October 2015 and April 2015 the Company added two unencumbered vessels, the Genco Prosperity and Genco Sugar, respectively, as additional collateral to cover the previous shortfalls in meeting the collateral maintenance test

The following table sets forth the scheduled repayment of the outstanding debt of $60,100 at December 31, 2015 under the Amended and Restated $100 Million Term Loan Facility, although the total debt outstanding under this facility has been classified as a current liability as noted above:

Year Ending December 31,	Total

2016	$7,692
2017	7,692
2018	7,692
2019	37,024
Total debt	$60,100

$253 Million Term Loan Facility

On August 20, 2010, the Company entered into the $253 Million Term Loan Facility.  BNP Paribas; Crédit Agricole Corporate and Investment Bank; DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, which is also acting as Security Agent and Bookrunner; and Skandinaviska Enskilda Banken AB (publ) are Lenders and Mandated Lead Arrangers under the facility.  Deutsche Bank Luxembourg S.A. is acting as Agent under the facility, and Deutsche Bank AG and all of the Lenders other than Deutsche Bank AG Filiale Deutschlandgeschäft are acting as Swap Providers under the facility.  The Company has used the $253 Million Term Loan Facility to fund a portion of the purchase price of the acquisition of 13 vessels from affiliates of Bourbon SA (“Bourbon”).  Under the terms of the facility, the $253 Million Term Loan Facility was drawn down in 13 tranches in amounts based on the particular vessel being acquired, with one tranche per vessel.  The $253 Million Term Loan Facility has a maturity date of August 15, 2015 and borrowings under the $253 Million Term Loan Facility bear interest, as elected by the Company, at LIBOR for an interest period of three or six months, plus 3.00% per annum.  A commitment fee of 1.25% is payable on the undrawn committed amount of the $253 Million Term Loan Facility, which began accruing on August 20, 2010.  Borrowings are to be repaid quarterly with outstanding principal amortized on a per vessel basis and any outstanding amount under the $253 Million Term Loan Facility to be paid in full on the maturity date.  Repaid amounts are no longer available and cannot be reborrowed.  Borrowings under the $253 Million Term Loan Facility are secured by liens on the Bourbon vessels and other related assets.  Certain of the Company’s wholly-owned ship-owning subsidiaries, each of which owns one of the Bourbon vessels, will act as guarantors under the credit facility.

As of December 31, 2015, total drawdowns of $253,000 have been made under the $253 Million Term Loan Facility to fund or refund to the Company a portion of the purchase price of the 12 Bourbon vessels delivered during the third quarter of 2010 and the Bourbon vessel delivered during the first quarter of 2011.  Refer to Note 1 — General Information for a listing of the vessels delivered.  As of December 31, 2015, the Company has utilized its maximum borrowing capacity under the $253 Million Term Loan Facility.  At December 31, 2015 and 2014, the total outstanding debt balance was $145,268 and $165,568, respectively.

The $253 Million Term Loan Facility requires the Company to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, liquidity and interest coverage; dividends; collateral maintenance requirements; and other covenants, most of which are in principle and calculation similar to our covenants under the existing 2007 Credit Facility.  As of December 31, 2015 and 2014, the Company had deposited $9,750 that has been reflected as restricted cash.  Restricted cash will be released only if the underlying collateral is sold or disposed of.  The $253 Million Term Loan Facility includes usual and customary events of default and remedies for facilities of this nature.  Refer to the “August 2012 Credit Facility Agreements” and “December 2011 Credit Facility Agreements” section herein for waivers obtained for specific covenants under this credit facility.

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

In order to maintain compliance with the collateral maintenance test, during July 2015, the Company added five of its unencumbered vessels, the Genco Thunder, the Genco Raptor, the Genco Challenger, the Genco Reliance and the Genco Explorer, as additional collateral under this facility.  Additionally, the Company was also in communication with the facility’s agent and prepaid $1,650 of the outstanding indebtedness on July 29, 2015, which the lenders agreed would reduce the schedules amortization payment of $5,075 that was due in October 2015.

As of December 31, 2015, the Company was not in compliance with the 135% collateral maintenance test.  The actual percentage measured by the Company was 113.4% at December 31, 2015 and 117.5% on January 11, 2016 following the Company’s scheduled amortization payment of $5,075.  Under the terms of the credit facility, the Company would need to remedy such shortfall within 30 days from the time it is requested by the agent.  A waiver was entered into on March 11, 2016 which required the Company to prepay the $5,075 million debt amortization payment due on April 11, 2016 and which waived the collateral maintenance covenant through April 11, 2016.  Although the Company has since obtained a waiver, as of December 31, 2015, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the debt outstanding under this facility of $145,268 has been classified as current liability in the Consolidated Balance Sheet as of December 31, 2015.

The following table sets forth the scheduled repayment of the outstanding debt of $145,268 at December 31, 2015 under the Amended and Restated $253 Million Term Loan Facility, although the total debt outstanding under this facility has been classified as a current liability as noted above:

Year Ending December 31,	Total

2016	$20,300
2017	20,300
2018	20,300
2019	84,368
Total debt	$145,268

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

Borrowings under the $44 Million Term Loan Facility are secured by liens on the Company’s vessels that were financed or refinanced with borrowings under the facility, namely the Baltic Tiger and the Baltic Lion, and other related assets. Upon the prepayment of $18,000 plus any additional amounts necessary to maintain compliance with the collateral maintenance covenant, the Company may have the lien on the Baltic Tiger released. Under a Guarantee and Indemnity entered into concurrently with the $44 Million Term Loan Facility, the Company agreed to guarantee the obligations of its subsidiaries under the $44 Million Term Loan Facility.

The $44 Million Term Loan Facility also requires the Company, Baltic Tiger Limited and Baltic Lion Limited to comply with a number of covenants, including financial covenants related to liquidity, leverage, consolidated net worth, and collateral maintenance; delivery of quarterly and annual financial statements and annual projections; maintaining adequate insurances; compliance with laws (including environmental); maintenance of flag and class of the initial vessels; restrictions on consolidations, mergers or sales of assets; limitations on changes in the manager of the vessels; limitations on liens and additional indebtedness; prohibitions on paying dividends if an event of default has occurred or would occur as a result of payment of a dividend; restrictions on transactions with affiliates; and other customary covenants.  The liquidity covenants under the facility require Baltic Tiger Limited and Baltic Lion Limited to maintain $1,000 each in their cash accounts and the Company to maintain $750 for each vessel in its fleet in cash or cash equivalents plus undrawn working capital lines of credit.  The facility’s leverage covenant requires that the ratio of the Company’s total financial indebtedness to the value of its total assets as adjusted based on vessel appraisals not exceed 70%.  The facility, as amended, also requires that the Company maintain a minimum consolidated net worth of $786,360 plus fifty percent of the value of any primary equity offerings after April 30, 2013.  The facility’s collateral maintenance covenant requires that the minimum fair market value of vessels mortgaged under the facility be 125% of the amount outstanding under the facility.

On December 23, 2013, Baltic Tiger Limited and Baltic Lion Limited made drawdowns of $21,400 and $22,600 for the Baltic Tiger and Baltic Lion, respectively.  As of December 31, 2015, Baltic Trading has utilized its maximum borrowing capacity of $44,000 and there was no further availability.  At December 31, 2015 and 2014, the total outstanding debt balance was $38,500 and $41,250, respectively.

As of December 31, 2015, the Company believes it was in compliance with all of the financial covenants under the $44 Million Term Loan Facility.  However, as of December 31, 2015, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the debt outstanding under this facility of $38,500 has been classified as current liability in the Consolidated Balance Sheet as of December 31, 2015.

The following table sets forth the scheduled repayment of the outstanding debt of $38,500 at December 31, 2015 under the $44 Million Term Loan Facility, although the total debt outstanding under this facility has been classified as a current liability as noted above:

Year Ending December 31,	Total

2016	$2,750
2017	2,750
2018	2,750
2019	30,250

Total debt	$38,500

2010 Credit Facility

On April 16, 2010, Baltic Trading entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (as amended, the “2010 Credit Facility”).  An amendment to the 2010 Credit Facility was entered into by Baltic Trading effective November 30, 2010.  Among other things, this amendment increased the commitment amount of the 2010 Credit Facility from $100,000 to $150,000.  An additional amendment to the 2010 Credit Facility was entered into by Baltic Trading effective August 29, 2013 (the “August 2013 Amendment”).  The August 2013 Amendment implemented the following modifications to the 2010 Credit Facility:

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

Borrowings under the $22 Million Term Loan Facility are secured by liens on the Company’s vessels purchased with borrowings under the facility, namely the Baltic Fox and the Baltic Hare, and other related assets.  Under a Guarantee and Indemnity entered into concurrently with the $22 Million Term Loan Facility, the Company agreed to guarantee the obligations of its subsidiaries under the $22 Million Term Loan Facility.

The $22 Million Term Loan Facility also requires the Company, Baltic Hare Limited and Baltic Fox Limited to comply with a number of covenants, including financial covenants related to liquidity, leverage, consolidated net worth, and collateral maintenance; delivery of quarterly and annual financial statements and annual projections; maintaining adequate insurances; compliance with laws (including environmental); maintenance of flag and class of the initial vessels; restrictions on consolidations, mergers or sales of assets; limitations on changes in the manager of the vessels; limitations on liens and additional indebtedness; prohibitions on paying dividends if an event of default has occurred or would occur as a result of payment of a dividend; restrictions on transactions with affiliates; and other customary covenants. The liquidity covenants under the facility require Baltic Hare Limited and Baltic Fox Limited to maintain $500 each in their cash accounts and the Company to maintain $750 for each vessel in its fleet in cash or cash equivalents plus undrawn working capital lines of credit. The facility’s leverage covenant requires that the ratio of the Company’s total financial indebtedness to the value of its total assets as adjusted based on vessel appraisals not exceed 70%. The facility, as amended, also requires that the Company maintains a minimum consolidated net worth of $786,360 plus fifty percent of the value of equity offerings completed on or after May 28, 2013. The facility’s collateral maintenance covenant requires that the minimum fair market value of vessels mortgaged under the facility be 130% of the amount outstanding under the facility through August 30, 2016 and 135% of such amount thereafter.  As noted in the “Amendment and Consent Agreements Related to the Merger” section above, the collateral maintenance covenant was revised to 110% through and including the period ended June 30, 2016.

On September 4, 2013, Baltic Hare Limited and Baltic Fox Limited made drawdowns of $10,730 and $11,270 for the Baltic Hare and the Baltic Fox, respectively.  As of December 31, 2015, the Company has utilized its maximum borrowing capacity of $22,000 and there was no further availability.  At December 31, 2015 and 2014, the total outstanding debt balance was $18,625 and $20,125, respectively.

As of December 31, 2015, the Company was not in compliance with the 110% collateral maintenance test.  The actual percentage measured by the Company was 108.7% at December 31, 2015. Under the terms of the credit facility, the Company would need to remedy such shortfall within 30 days from the time such remedy is requested by the agent.  On February 10, 2016, the Company prepaid $220 of the outstanding indebtedness which the lenders agreed will reduce the next scheduled amortization payment due on March 4, 2016.  After this prepayment, the collateral maintenance percentage increased to 110%. Although the Company has since met the collateral maintenance test as a result of the prepayment, as of December 31, 2015, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the debt outstanding under this facility of $18,625 has been classified as current liability in the Consolidated Balance Sheet as of December 31, 2015.

The following table sets forth the scheduled repayment of the outstanding debt of $18,625 at December 31, 2015 under the $22 Million Term Loan Facility, although the total debt outstanding under this facility has been classified as a current liability as noted above:

Year Ending December 31,	Total

2016	$1,500
2017	1,500
2018	1,500
2019	14,125

Total debt	$18,625

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

2014 Term Loan Facilities

On October 8, 2014, Baltic Trading and its wholly-owned subsidiaries, Baltic Hornet Limited and Baltic Wasp Limited, each entered into a loan agreement and related documentation for a credit facility in a principal amount of up to $16,800 with ABN AMRO Capital USA LLC and its affiliates (the “2014 Term Loan Facilities”) to partially finance the newbuilding Ultramax vessel that each subsidiary is to acquire, namely the Baltic Hornet and Baltic Wasp, respectively.  Amounts borrowed and repaid under the 2014 Term Loan Facilities may not be reborrowed.  The 2014 Term Loan Facilities have a ten-year term, and the facility amount is to be the lowest of 60% of the delivered cost per vessel, $16,800 per vessel, and 60% of the fair market value of each vessel at delivery.  The 2014 Term Loan Facilities are insured by the China Export & Credit Insurance Corporation (Sinosure) in order to cover political and commercial risks for 95% of the outstanding principal plus interest, which will be recorded in deferred financing fees.  Borrowings under the 2014 Term Loan Facilities bear interest at the three or six-month LIBOR rate plus an applicable margin of 2.50% per annum.  Borrowings are to be repaid in 20 equal consecutive semi-annual installments of 1/24 of the facility amount plus a balloon payment of 1/6 of the facility amount at final maturity.  Principal repayments commenced six months after the actual delivery date for a vessel.

Borrowings under the 2014 Term Loan Facilities are to be secured by liens on the vessels acquired with borrowings under these facilities, namely the Baltic Hornet and Baltic Wasp, and other related assets.  The Company guarantees the obligations of the Baltic Hornet and Baltic Wasp under the 2014 Term Loan Facilities.

The 2014 Term Loan Facilities require the Company, Baltic Hornet Limited and Baltic Wasp Limited to comply with covenants comparable to those of the $44 Million Term Loan Facility, with the exception of the collateral maintenance covenant and minimum cash requirement for the encumbered vessels. Refer to “Amendments and Consent Agreements Related to the Merger” above for collateral maintenance requirements.  Additionally, for the 2014 Term Loan Facilities, the Baltic Hornet Limited and Baltic Wasp Limited are required to maintain $750 each in their cash accounts.  Refer to “$44 Million Term Loan Facility” section above.

On October 24, 2014, Baltic Trading drew down $16,800 for the purchase of the Baltic Hornet, which was delivered on October 29, 2014.  Additionally, on December 30, 2014, Baltic Trading drew down $16,350 for the purchase of the Baltic Wasp, which was delivered on January 2, 2015.  As of December 31, 2015, Baltic Trading has utilized its maximum borrowing capacity and there was no further availability.  At December 31, 2015 and 2014, the total outstanding debt balance was $31,069 and $33,150, respectively.

As of December 31, 2015, the Company was not in compliance with the 130% collateral maintenance test.  The actual percentage measured by the Company was 129.6% at December 31, 2015.  Upon payment of the $681 required debt amortization payment on January 2, 2016, the Company was in compliance with the collateral maintenance test.  After the payment, the collateral maintenance percentage increased to 132.5%.  Although the Company has since met the collateral maintenance test as a result of the debt amortization payment, as of December 31, 2015, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the debt outstanding under this facility of $31,069 has been classified as current liability in the Consolidated Balance Sheet as of December 31, 2015.

The following table sets forth the scheduled repayment of the outstanding debt of $31,069 at December 31, 2015 under the 2014 Term Loan Facilities, although the total debt outstanding under this facility has been classified as a current liability as noted above:

Year Ending December 31,	Total

2016	$2,763
2017	2,763
2018	2,763
2019	2,763
2020	2,763
Thereafter	17,254

Total debt	$31,069

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

Borrowings under the $148 Million Credit Facility are secured by liens on nine of the Company’s existing vessels that have served as collateral under the 2010 Credit Facility, the two newbuilding Ultramax vessels noted above, and other related assets, including existing or future time charter contracts in excess of 36 months related to the foregoing vessels.

The $148 Million Credit Facility requires the Company to comply with a number of customary covenants substantially similar to those in the 2010 Credit Facility, including financial covenants related to liquidity, leverage, consolidated net worth and collateral maintenance.  Refer to the “2010 Credit Facility” section above for further information.

As of December 31, 2015, there was no availability under the $148 Million Credit Facility.  At December 31, 2015 and December 31, 2014, the outstanding debt under the revolving credit facility of the $148 Million Credit Facility was $107,658 and $0, respectively.  Additionally, at December 31, 2015 and 2014, the outstanding debt under the term loan facility of the $148 Million Credit Facility was $32,725 and $0, respectively.

On January 7, 2015, Baltic Trading drew down $104,500 from the revolving credit facility of the $148 Million Credit Facility.  Using these borrowings, Baltic Trading repaid the $102,250 outstanding under the 2010 Credit Facility.  Additionally, on February 27, 2015, Baltic Trading drew down $10,500 from the revolving credit facility of the $148 Million Credit Facility.

On August 3, 2015 and October 7, 2015, the Company drew down $16,500 on the term loan facility on each date for the purchase of the Baltic Scorpion and Baltic Mantis, respectively.  Refer to Note 5 — Vessel Acquisitions.

As of December 31, 2015, the Company believed it was in compliance with all of the financial covenants under the $148 Million Credit Facility.  However, as of December 31, 2015, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the debt outstanding under this facility of $140,383 has been classified as current liability in the Consolidated Balance Sheet as of December 31, 2015.

Following the procurement of updated vessel valuations in March 2016, the Company was not in compliance with the 140% collateral maintenance test.  The actual percentage measured by the Company was 105.0%.  Under the terms of the credit facility, the Company would need to remedy such shortfall within 60 days.  The Company is currently in discussion with the lenders to determine a cure for the shortfall of the collateral maintenance test.

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

As per the Amendment and Consent Agreements, the collateral maintenance increased to 140% from 130% upon the funding of the initial term loan draw down on the facility.  During August 2015, the Company added two of its unencumbered Handysize vessels, the Genco Pioneer and Genco Progress, as additional collateral to cover any potential shortfall of the collateral maintenance test.  Additionally, during December 2015, the Company added two of its unencumbered Panamax and Handymax vessels, the Genco Leader and Genco Wisdom, respectively, as additional collateral to cover any potential shortfall of the collateral maintenance test.

The following table sets forth the scheduled repayment of the outstanding debt of $107,658 at December 31, 2015 under the revolving credit facility of the $148 Million Credit Facility, although the total debt outstanding under this facility has been classified as a current liability as noted above:

Year Ending December 31,	Total

2016	$9,787
2017	9,787
2018	9,787
2019	78,297

Total debt	$107,658

The following table sets forth the scheduled repayment of the outstanding debt of $32,725 at December 31, 2015 under the term loan facility of the $148 Million Credit Facility, although the total debt outstanding under this facility has been classified as a current liability as noted above:

Year Ending December 31,	Total

2016	$2,200
2017	2,200
2018	2,200
2019	26,125

Total debt	$32,725

Interest rates

The following tables set forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above included the costs associated with unused commitment fees. For the Predecessor Company for the period from January 1 to July 9, 2014 and for the year ended December 31, 2013, the effective interest rate also included the rate differential between the pay fixed, receive variable rate on the interest rate swap agreements that were in effect (refer to Note 11 — Interest Rate Swap Agreements), combined, as well as the 1.0% facility fee for the 2007 Credit Facility as noted above. The following tables also include the range of interest rates on the debt, excluding the impact of swaps and unused commitment fees, if applicable:

	Successor		Predecessor
	Year	Period from	Period from	Year
	Ended	July 9 to	January 1 to	Ended
	December 31,	December 31,	July 9,	December 31,
	2015	2014	2014	2013

Effective Interest Rate	3.65%	3.60%	4.19%	4.70%

Range of Interest Rates (excluding impact of swaps and unused commitment fees)	2.69% to 6.73%	2.73% to 3.76%	3.15% to 5.15%	3.16% to 4.38%

Letter of credit

In conjunction with the Company entering into a long-term office space lease (See Note 21 - Commitments and Contingencies), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit.  As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank at a fee of 1% per annum.  During September 2015, the Company replaced the unsecured letter of credit with DnB NOR Bank with an unsecured letter of credit with Nordea Bank Finland Plc, New York and Cayman Island Branches (“Nordea”) in the same amount at a fee of 1.375% per annum. The letter of credit outstanding was $300 as of December 31, 2015 and 2014.  The letter of credit is cancelable on each renewal date provided the landlord is given 30 days minimum notice.  As of December 31, 2015, the letter of credit outstanding has been securitized by $315 that was paid by the Company to Nordea during the year ended December 31, 2015.  As of December 31,

2014, the letter of credit was securitized by $300 that was paid by the Company to DnB NOR Bank during the year ended December 31, 2012.  These amounts have been recorded as restricted cash included in total noncurrent assets in the consolidated balance sheet as of December 31, 2015 and 2014.

10 — CONVERTIBLE SENIOR NOTES

The Company issued $125,000 of the 5.0% Convertible Senior Notes on July 27, 2010 (the “2010 Notes”). The Indenture for the 2010 Notes included customary agreements and covenants by the Company, including with respect to events of default. As noted in Note 1 — General Information, the filing of the Chapter 11 Cases by the Company on April 21, 2014 constituted an event of default with respect to the 2010 Notes. On this date, the Company ceased recording interest expense related to the 2010 Notes.  During the period from January 1 to July 9, 2014, interest expense of $2,522, including the amortization of the discount of the liability component and the bond coupon interest expense, was not recorded by the Predecessor Company, which would have been incurred had the indebtedness not been reclassified as a Liability subject to compromise.  On the Effective Date, when the Company emerged from Chapter 11, the 2010 Notes and the Indenture were fully satisfied and discharged.

The following tables provide additional information about the Predecessor Company’s 2010 Notes:

	Period from	Year
	January 1 to	Ended
	July 9,	December 31,
	2014 (a)	2013
Effective interest rate on liability component	10.0%	10.0%
Cash interest expense recognized	$1,886	$6,250
Non-cash interest expense recognized	1,592	4,963
Non-cash deferred financing amortization costs included in interest expense	216	720

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

As of December 31, 2015 and 2014, the Company did not have any interest rate swap agreements.

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

The interest expense pertaining to the interest rate swaps for the Predecessor Company for the period from January 1 to July 9, 2014 and the year ended December 31, 2013 was $2,580 and $9,963, respectively.

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

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Period from January 1 to July 9, 2014 and for the Year Ended December 31, 2013

Predecessor Company

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of	For the Period	Year
	Gain (Loss)	from January 1 to	Ended
Derivatives not designated	Recognized in Income	July 9,	December 31,
as Hedging Instruments	on Derivative	2014	2013
Interest rate contracts	Interest Expense	$(225)	$—

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

12 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI included in the accompanying consolidated balance sheets consist of net unrealized gain (loss) on cash flow hedges and net unrealized gains (losses) from investments in Jinhui stock and KLC stock for the Predecessor Company.  For the Successor Company, the components of AOCI included in the accompanying consolidated balance sheets consist only of net unrealized gains (losses) from investments in Jinhui stock and KLC stock based on the revised cost basis recorded as part of fresh-start reporting until September 30, 2015, when the cost basis for Jinhui was changed due to other-than-temporary impairment.  Refer to Note 6 — Investments for further detail.

Changes in AOCI by Component

For the Period from July 9, 2014 to December 31, 2015

Successor Company

Net Unrealized Gain (Loss) on Investments
AOCI — July 9, 2014	$—

OCI before reclassifications	(25,317)
Amounts reclassified from AOCI	—
Net current-period OCI	(25,317)

AOCI — December 31, 2014	$(25,317)

OCI before reclassifications	(13,268)
Amounts reclassified from AOCI	38,564
Net current-period OCI	25,296

AOCI — December 31, 2015	$(21)

Changes in AOCI by Component

For the Period from January 1, 2013 to July 9, 2014

Predecessor Company

	Net Unrealized Gain (Loss) on Cash Flow Hedges	Net Unrealized Gain (Loss) on Investments	Total
AOCI — January 1, 2013	$(16,057)	$4,216	$(11,841)

OCI before reclassifications	19,044	56,482	75,526
Amounts reclassified from AOCI	(9,963)	—	(9,963)
Net current-period OCI	9,081	56,482	65,563

AOCI — December 31, 2013	$(6,976)	$60,698	$53,722

OCI before reclassifications	(179)	(25,766)	(25,945)
Amounts reclassified from AOCI	2,580	—	2,580
Net current-period OCI	2,401	(25,766)	(23,365)

AOCI — July 9, 2014	$(4,575)	$34,932	$30,357

Reclassifications Out of AOCI

Successor Company

	Amount Reclassified from AOCI
	Successor
	For the	For the
	Year	Period from
	Ended	July 9 to	Affected Line Item in
	December 31,	December 31,	the Statement Where
Details about AOCI Components	2015	2014	Net Loss is Presented
Net unrealized loss on investments
Realized loss on sale of AFS investment	$(687)	$—	Other (expense) income
Impairment of AFS investment	(37,877)	—	Impairment of investment

Total reclassifications for the period	$(38,564)	$—

Reclassification Out of AOCI

Predecessor Company

	For the	For the
	Period from	Year
	January 1 to	Ended	Affected Line Item in
	July 9,	December 31,	the Statement Where
Details about AOCI Components	2014	2013	Net Loss is Presented
Gains and losses on cash flow hedges Interest rate contracts	$(2,580)	$(9,963)	Interest expense

Total reclassifications for the period	$(2,580)	$(9,963)

13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at December 31, 2015 and 2014 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	Successor
	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$121,074	$121,074	$83,414	$83,414
Restricted cash	19,815	19,815	29,695	29,695
Floating rate debt	588,434	588,434	430,135	430,135

The fair value of the floating rate debt under the Amended and Restated $100 Million Term Loan Facility and the Amended and Restated $253 Million Term Loan Facility are based on rates obtained upon our emergence from Chapter 11 on the Effective Date and there were no changes to rates pursuant to the April 2015 Amendments.  The fair value of the floating rate debt under the $44 Million Term Loan Facility is based on rates that Baltic Trading initially obtained on the effective date of the facility, and there were no changes to rates pursuant to the Guarantee and Indemnity entered into by the Company during April 2015.  The fair value of the floating rate debt under the 2015 Revolving Credit Facility and the $98 Million Credit Facility are based on rates the Company recently obtained upon the effective date of these facilities on April 7, 2015 and November 4, 2015.  The fair value of the $148 Million Credit Facility, $22 Million Term Loan Facility and the 2014 Term Loan Facilities is based on rates that Baltic Trading initially obtained upon the effective dates of these facilities which did not change pursuant to the Amendment and Consent Agreements effective on July 14, 2015.  Refer to Note 9 — Debt for further information.  The carrying value approximates the fair market value for these floating rate loans.  The carrying amounts of the Company’s other financial instruments at December 31, 2015 and 2014 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

As of December 31, 2015 and 2014, the fair values of the Company’s financial assets and liabilities are categorized as follows:

	Successor
	December 31, 2015
	Total	Quoted Market Prices in Active Markets (Level 1)
Investments	$12,327	$12,327

	Successor
	December 31, 2014
	Total	Quoted Market Prices in Active Markets (Level 1)
Investments	$26,486	$26,486

The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company also holds an investment in the stock of KLC, which is classified as a long-term investment.  The stock of KLC is publicly traded on the Korea Stock Exchange and is considered a Level 1 item. Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. The Company did not have any Level 3 financial assets or liabilities during the years ended December 31, 2015 and 2014.

14 - PREPAID EXPENSES AND OTHER CURRENT AND NONCURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	Successor	Successor
	December 31, 2015	December 31, 2014
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$10,478	$11,018
Prepaid items	3,917	4,638
Insurance receivable	2,738	1,951
Other	4,236	4,816
Total prepaid expenses and other current assets	$21,369	$22,423

Other noncurrent assets in the amount of $514 at December 31, 2015 and 2014 represent the security deposit related to the operating lease entered into effective April 4, 2011. Refer to Note 21 — Commitments and Contingencies for further information related to the lease agreement.

15 — DEFERRED FINANCING COSTS

Deferred financing costs includes fees, commissions and legal expenses associated with securing loan facilities and other debt offerings and amending existing loan facilities.  These costs are amortized over the life of the related debt and are included in interest expense.  Refer to Note 9 — Debt for further information regarding the existing loan facilities.

Total net deferred financing costs consist of the following as of December 31, 2015 and 2014:

	Successor	Successor
	December 31, 2015	December 31, 2014

$100 Million Term Loan Facility	$1,656	$1,492
$253 Million Term Loan Facility	3,485	3,135
$44 Million Term Loan Facility	861	758
2015 Revolving Credit Facility	1,254	—
$98 Million Credit Facility	2,447	—
$148 Million Credit Facility	3,570	3,233
$22 Million Term Loan Facility	593	529
2014 Term Loan Facilities	1,946	1,853
Total deferred financing costs	15,812	11,000
Less: accumulated amortization	3,107	729
Total	$12,705	$10,271

Amortization expense for deferred financing costs for the Successor Company for the year ended December 31, 2015 and the period from July 9 to December 31, 2014 was $2,379 and $845, respectively.  Amortization expense for deferred financing costs for the Predecessor Company for the period from January 1 to July 9, 2014 and for the year ended December 31, 2013 was $4,461 and $9,116, respectively.  This amortization expense is recorded as a component of Interest expense in the Consolidated Statements of Operations.

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

Baltic Trading entered into the $148 Million Credit Facility on December 31, 2014, which was used to refinance the outstanding indebtedness under the 2010 Credit Facility.  As such, on December 31, 2014, the net unamortized deferred financing costs associated with the 2010 Baltic Trading Credit Facility are going to be amortized over the life of the $148 Million Credit Facility.  (Refer to Note 9 — Debt)

16 - FIXED ASSETS

Fixed assets consist of the following:

	Successor	Successor
	December 31, 2015	December 31, 2014
Fixed assets, at cost:
Vessel equipment	$1,086	$229
Furniture and fixtures	462	462
Computer equipment	142	129
Total costs	1,690	820
Less: accumulated depreciation and amortization	404	119
Total	$1,286	$701

Refer to Note 3 — Cash Flow Information for information regarding the reclassification from fixed assets to vessels assets by the Predecessor Company during the period from January 1 to July 9, 2014.

17 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	Successor	Successor
	December 31, 2015	December 31, 2014
Accounts payable	$8,271	$9,921
Accrued general and administrative expenses	5,745	5,894
Accrued vessel operating expenses	13,451	12,402
Total	$27,467	$28,217

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

As of July 9, 2014, Liabilities subject to compromise for the Predecessor Company consisted of the following:

Predecessor
July 9, 2014
2007 Credit Facility	$1,055,912
$100 Million Term Loan Facility	73,561
$253 Million Term Loan Facility	175,718
Interest payable	13,199
Terminated interest rate swap liability	5,622
Convertible senior note payable	117,473
Bond coupon interest payable	1,105
Lease obligation	815
Pre-petition accounts payable	41
Total	$1,443,446

19 — REVENUE FROM TIME CHARTERS

Total voyage revenue includes revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters.  For the year ended December 31, 2015 and for the period from July 9 to December 31, 2014, the Successor Company earned $150,784 and $98,817 of voyage revenue, respectively.  For the period from January 1 to July 9, 2014 and for the year ended December 31, 2013, the Predecessor Company earned $118,759 and $224,179 of voyage revenue, respectively.  There was no profit sharing revenue earned during the years ended December 31, 2015, 2014 and 2013.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of February 23, 2016, is expected to be $6,151 during 2016, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For drydockings, the Company assumes twenty days of offhire.  Future minimum revenue excludes revenue earned for the vessels currently in pool arrangements and vessels that are currently on or will be on spot market-related time charters, as spot rates cannot be estimated, as well as profit sharing revenue.

20 — REORGANIZATION ITEMS, NET

“Reorganization items, net” represents amounts incurred and recovered subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases.  See Note 25 for details associated with the restatement of the previously reported components of Reorganization items, net.  Reorganization items, net (as restated) are comprised of the following:

	Successor		Predecessor
	Year Ended December 31, 2015	Period from July 9 to December 31, 2014	Period from January 1 to July 9, 2014 (As Reported)	Period from January 1 to July 9, 2014 Adjustment (c)	Period from January 1 to July 9, 2014 (As Restated)
Professional fees incurred	$708	$968	$34,981	$—	$34,981
Trustee fees incurred	377	623	251	—	251
Total reorganization fees	$1,085	$1,591	$35,232	$—	$35,232

Gain on settlement of liabilities subject to compromise	$—	$—	$(1,187,689)	$1,187,689	$—
Net gain on debt and equity discharge and issuance	—	—	(775,086)	775,086	—
Gain on settlement of liabilities subject to compromise in exchange for equity issuance, net (a)	—	—	—	(33,832)	(33,832)
Fresh-start reporting adjustments (b)	—	—	1,045,376	(131,136)	914,240
Total fresh-start adjustment	$—	$—	$(917,399)	$1,797,807	$880,408

Total reorganization items, net	$1,085	$1,591	$(882,167)	$1,797,807	$915,640

(a)         For determination of this amount see footnote (a), subnote 1. in Note 1 under the table “Fresh-Start Adjustments.”

(b)         For determination of this amount see footnote (c) in Note 1 under the table “Fresh-Start Adjustments.”

(c)          See Note 25 — Restatement of Consolidated Financial Statements of the Predecessor Company.

21 — COMMITMENTS AND CONTINGENCIES

In September 2005, the Company entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  On January 6, 2012, the Company ceased the use of this space.  During the period from January 1 to July 9, 2014 and during the year ended December 31, 2013, the Predecessor Company recorded net rent expense of ($41) and $1,264, respectively, representing the adjustment to and the present value of the Company’s estimated remaining rent expense for the duration of the lease after taking into account estimated future sublease income based on the sublease agreement entered into effective November 1, 2013 and deferred rent on the facility.  Pursuant to the Plan that was approved by the Bankruptcy Court, the Debtors rejected the lease agreement on the Effective Date and the Company believes that it will owe the lessor the remaining liability.

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011. Following the expiration of the free base rental period, the monthly base rental payments are $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor was obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that commences immediately upon the expiration of such sub-sublease agreements, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the entire lease from June 1, 2011 to September 30, 2025 was $130 for the Predecessor Company.  On the Effective Date, a revised straight-line rent calculation was completed as part of fresh-start reporting.  The revised monthly straight-line rental expense for the remaining term of the lease from the Effective Date to September 30, 2025 is $150. The Successor Company had a long-term lease obligation at December 31, 2015 and 2014 of $1,149 and $390, respectively.  Rent expense pertaining to this lease recorded by the Successor Company for the year ended December 31, 2015 and the period from July 9 to December 31, 2014 was $1,808 and $865, respectively.  Rent expense pertaining to this lease recorded by the Predecessor Company for the period from January 1 to July 9, 2014 and for the year ended December 31, 2013 was $813 and $1,558, respectively.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows:  $1,076 annually for 2016 and 2017, $916 for 2018, $2,230 annually for 2019 and 2020 and a total of $11,130 for the remaining term of the lease.

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application.  On February 5, 2010, the rehabilitation plan submitted by Samsun was approved by the South Korean courts.  As part of the rehabilitation process, the Company’s claim of $17,212 will be settled in the following manner; 34.0%, or $5,852, will be paid in cash in annual installments on December 30th of each year from 2010 through 2019 ranging from 8.0% to 17.0%; the remaining 66.0%, or $11,360, was converted to Samsun shares at a specified value per share.  During the period from July 9 to December 31, 2014, the Successor Company received $296 and $234 from Samsun for the remainder of the payment that was due on December 30, 2012, including interest, and 50% of the payment that was due on December 30, 2013, respectively.  This resulted in total Other operating income recorded by the Successor Company during the period from July 9 to December 31, 2014 of $530.  During the years ended December 31, 2015 and 2013 and the period from January 1 to July 9, 2014, there were no payments remitted by Samsun.  On July 3, 2015, Samsun filed for rehabilitation proceedings for the second time with the South Korean courts due to financial distress.  The rehabilitation plan is still under review by the South Korean courts, and a proposed rehabilitation plan has not yet been implemented.  A meeting for resolution on the proposed rehabilitation plan is expected to be held on March 11, 2016.

During January 2011, the Genco Success, a 1997-built Handymax vessel, was on charter to KLC when KLC filed for a rehabilitation application with South Korean courts.  The original rehabilitation plan submitted by KLC was approved by the South Korean courts on July 3, 2012.  However, on October 4, 2013, a final revised rehabilitation plan was approved by the South Korean courts which resulted in a settlement payment to be paid to the Company of $21 in addition to 3,355 shares of stock of KLC.  The Company valued the shares of KLC stock using the fair value on the date that the shares were received which resulted in Other operating income of $100.  These shares of KLC stock have been classified as AFS, refer to Note 6 — Investments for further information.  As such, during the year ended December 31, 2013, $121 has been recorded by the Predecessor Company as Other operating income.

During the year ended December 31, 2015 and the period from January 1 to July 9, 2014, there was no Other operating income recorded by the Successor Company and Predecessor Company, respectively.

22 — SAVINGS PLAN

In August 2005, the Company established a 401(k) plan that is available to full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis.  Effective January 1, 2015, the Company increased the match to $1.17 for each dollar contributed up to the first six percent of each employee’s salary. The matching contribution vests immediately.  For the year ended December 31, 2015 and for period from July 9 to December 31, 2014, the Successor Company’s matching contributions to this plan were $305 and $181, respectively.  For the period from January 1 to July 9, 2014 and the year ended December 31, 2013, the Predecessor Company’s matching contributions to this plan were $131 and $301, respectively.

23 — STOCK-BASED COMPENSATION

Genco Shipping & Trading — Predecessor Company

On July 12, 2005, the Company’s Board of Directors approved the Genco Shipping and Trading Limited 2005 Equity Incentive Plan (the “2005 GS&T Plan”).  The aggregate number of shares of common stock that were available for award under the 2005 GS&T Plan was 2,000,000 shares.  Additionally, on May 17, 2012, at the Company’s 2012 Annual Meeting of Shareholders, the Company’s shareholders approved the Genco Shipping and Trading Limited 2012 Equity Incentive Plan (the “2012 GS&T Plan”).  The aggregate number of shares of common stock that were available for award under the 2012 GS&T Plan was 3,000,000 shares.  Under these plans, the Company’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors could grant a variety of stock-based incentive awards to employees, directors and consultants who the compensation committee (or other committee or the Board of Directors) believes are key to the Company’s success.  Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, nonvested stock, unrestricted stock and performance shares.  Under the Plan, on the Effective Date, any unvested shares under the 2005 and 2012 GS&T Plans were deemed vested automatically and Equity Warrants were issued.  Refer to “Successor Company Equity Warrant Agreement” section in Note 1 — General Information for further information. The vesting of these shares is included in the $2,403 of nonvested stock amortization expense recorded by the Predecessor Company during the period from January 1 to July 9, 2014 and is included in the table below.

Under the 2005 and 2012 GS&T Plans, grants of nonvested common stock to executives and employees vested ratably on each of the four anniversaries of the determined vesting date.  Grants of nonvested common stock issued under the 2005 and 2012 GS&T Plans to directors vested the earlier of the first anniversary of the grant date or the date of the next annual shareholders’ meeting, which were typically held during May.  Grants of nonvested common stock issued under the 2005 and 2012 GS&T Plans to the Company’s Chairman, Peter C. Georgiopoulos, that were not granted as part of grants made to all directors, excluding the grants made on December 13, 2012, December 28, 2011 and December 21, 2010, vested ratably on each of the ten anniversaries of the vesting date.

The table below summarizes the Predecessor Company’s nonvested stock awards for the period from January 1, 2013 to July 9, 2014 under the 2005 and 2012 GS&T Plans:

	Predecessor
	Period from January 1 to July 9,
	2014
	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2014 - Predecessor	880,465	$7.77
Granted	—	—
Vested	(880,465)	7.77
Forfeited	—	—

Outstanding at July 9, 2014 - Predecessor	—	$—

	Predecessor
	Year Ended December 31,
	2013
	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1 - Predecessor	1,108,762	$9.47
Granted	200,634	1.57
Vested	(407,431)	9.46
Forfeited	(21,500)	5.53

Outstanding at December 31 - Predecessor	880,465	$7.77

The total fair value of shares that vested under the 2005 and 2012 GS&T Plans during the period from January 1 to July 9, 2014 and during the year ended December 31, 2013 was $691 and $943, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the period from January 1 to July 9, 2014 and for the year ended December 31, 2013, the Predecessor Company recognized nonvested stock amortization expense for the 2005 and 2012 GS&T Plans, which is included in general, administrative and management fees, as follows:

	Predecessor
	Period from January 1 to July 9,	Year Ended December 31,
	2014	2013

General, administrative and management fees	$2,403	$2,924

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

For the year ended December 31, 2015 and the period from July 9 to December 31, 2014, the Successor Company recognized amortization expense of the fair value of these warrants, which is included in General, administrative and management fees, as follows:

	Successor
	Year Ended December 31,	Period from July 9 to December 31,
	2015	2014

General, administrative and management fees	$25,941	$13,390

Amortization of the unamortized stock-based compensation balance of $15,105 as of December 31, 2015 is expected to be expensed $11,496 and $3,609 during the years ending December 31, 2016 and 2017, respectively.  The following table summarizes all the warrant activity for the year ended December 31, 2015 and for the period from July 9, 2014 to December 31, 2014:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at July 9, 2014 - Successor	—	$—	$—
Granted	8,557,461	30.31	6.36
Exercisable	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at December 31, 2014 - Successor	8,557,461	$30.31	$6.36

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2015 - Successor	8,557,461	$30.31	$6.36
Granted	—	—	—
Exercisable	(2,852,487)	30.31	6.36
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at December 31, 2015 - Successor	5,704,974	$30.31	$6.36

The following table summarizes certain information about the warrants outstanding as of December 31, 2015:

	Warrants Outstanding, December 31, 2015			Warrants Exercisable, December 31, 2015
			Weighted			Weighted
		Weighted	Average		Weighted	Average
Weighted		Average	Remaining		Average	Remaining
Average	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Exercise Price	Warrants	Price	Life	Warrants	Price	Life
$30.31	5,704,974	$30.31	4.60	2,852,487	$30.31	4.60

On August 6, 2014, the Successor Company’s Board of Directors approved the 2014 Equity Incentive Plan for an aggregate of 250,000,000, which included the shares issued for the Successor Company pursuant to the Plan.  The nonvested stock awards granted under the 2014 MIP Plan will vest ratably on each of the three anniversaries of the determined vesting date of August 7, 2014.  The table below summarizes the Successor Company’s nonvested stock awards for the year ended December 31, 2015 and the period from July 9 to December 31, 2014 that were issued under the 2014 MIP Plan:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at July 9, 2014 - Successor	—	$—
Granted	1,110,600	20.00
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2014 - Successor	1,110,600	$20.00

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2015 - Successor	1,110,600	$20.00
Granted	—	—
Vested	(370,200)	20.00
Forfeited	—	—

Outstanding at December 31, 2015 - Successor	740,400	$20.00

The total fair value of MIP restricted shares that vested under the 2014 MIP Plan during the year ended December 31, 2015 and the period from July 9 to December 31, 2014 for the Successor Company was $2,662 and $0, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the year ended December 31, 2015 and the period from July 9 to December 31, 2014, the Successor Company recognized nonvested stock amortization expense for the 2014 MIP Plan restricted shares, which is included in General, administrative and management fees, as follows:

	Successor
	Year Ended December 31, 2015	Period from July 9 to December 31, 2014
General, administrative and management fees	$10,585	$5,464

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2015, unrecognized compensation cost of $6,163 related to nonvested stock will be recognized over a weighted-average period of 1.60 years.

Restricted Stock Units

The Successor Company has issued restricted stock units (“RSUs”) to certain members of the Board of Directors, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests.  The RSUs generally vest on the date of the Company’s annual shareholders meeting following the date of the grant.  On July 13, 2015 and July 29, 2015, the Company issued 16,188 and 58,215

RSUs, respectively, to members of the Company’s Board of Directors.  The 16,188 RSUs vested on July 17, 2015.  As of December 31, 2015, no shares of the Company’s common stock were outstanding in respect of the RSUs.  Such shares will only be issued in respect of vested RSUs when the director’s service with the Company as a director terminates.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant.  The table below summarized the Successor Company’s RSUs for the year ended December 31, 2015:

	Number of RSUs	Weighted Average Grant Date Price
Outstanding at January 1, 2015 - Successor	—	$—
Granted	74,403	7.11
Vested	(16,188)	7.00
Forfeited	—	—

Outstanding at December 31, 2015 - Successor	58,215	$7.15

The total fair value of the RSUs that vested during the year ended December 31, 2015 for the Successor Company was $116.  There were no RSUs that vested during the period from July 9 to December 31, 2014 for the Successor Company.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.  On February 17, 2016, the vesting of 23,286 of outstanding RSUs were accelerated upon the resignation of two members on the Company’s Board of Directors.

The following table summarizes certain information of the RSUs unvested and vested as of December 31, 2015:

Unvested RSUs December 31, 2015			Vested RSUs December 31, 2015
Weighted
	Weighted	Average		Weighted
Number of RSUs	Average Grant Date Price	Remaining Contractual Life	Number of RSUs	Average Grant Date Price
58,215	$7.15	0.37	16,188	$7.00

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2015, unrecognized compensation cost of $193 related to RSUs will be recognized over a weighted-average period of 0.37 years.

For the year ended December 31, 2015 and the period from July 9 to September 30, 2014, the Successor Company recognized nonvested stock amortization expense for the RSUs, which is included in General, administrative and management fees as follows:

	Successor
	Year Ended December 31, 2015	Period from July 9 to December 31, 2014
General, administrative and management fees	$337	$—

Baltic Trading Limited

On March 3, 2010, Baltic Trading’s Board of Directors approved the Baltic Trading Limited 2010 Equity Incentive Plan (the “Baltic Trading Plan”).  On March 13, 2014, Baltic Trading’s Board of Directors approved an amendment to the Baltic Trading Plan that increased the aggregate number of shares of common stock available for awards from 2,000,000 to 6,000,000 shares.  Additionally, on April 9, 2014, at Baltic Trading’s 2014 Annual Meeting of Shareholders, Baltic Trading’s shareholders approved the amendment to the Baltic Trading Plan.  Under the Baltic Trading Plan, Baltic Trading’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to officers, directors, and executive, managerial, administrative and professional employees of and consultants to Baltic Trading or the Company whom the compensation committee (or other committee of the Board of Directors) believes are key to Baltic Trading’s success.  Awards may consist of restricted stock, restricted stock units, stock options, stock appreciation rights and other stock or cash-based awards.  When the Merger was completed on July 17, 2015, the 1,941,844 nonvested shares issued under the Baltic Trading Plan vested automatically and received the same consideration in the Merger as holders of Baltic Trading’s common stock.  Refer to Note 1 — General Information for further information regarding the Merger.  The vesting of these shares is included in the $5,273 of expense recorded during the year ended December 31, 2015.

Grants of restricted stock that were issued to Peter C. Georgiopoulos, Chairman of the Board of Baltic Trading, and John Wobensmith, President and Chief Financial Officer of Baltic Trading, made in connection with Baltic Trading’s IPO vested ratably on each of the first four anniversaries of March 15, 2010.  Grants of restricted common stock to Baltic Trading’s directors made following Baltic Trading’s IPO (which exclude the foregoing grant to Mr. Georgiopoulos) vested the earlier of the first anniversary of the grant date or the date of Baltic Trading’s next annual shareholders’ meeting.  Grants of restricted stock made to executives and the Chairman of the Board not in connection with the Company’s IPO vested ratably on each of the first four anniversaries of the determined vesting date.

The following table presents a summary of Baltic Trading’s nonvested stock awards for the three years ended December 31, 2015 under the Baltic Trading Plan:

	Year Ended December 31,
	2015		2014		2013
	Number of Baltic Trading Common Shares	Weighted Average Grant Date Price	Number of Baltic Trading Common Shares	Weighted Average Grant Date Price	Number of Baltic Trading Common Shares	Weighted Average Grant Date Price
Outstanding at January 1	1,941,844	$3.80	1,381,429	$6.03	664,249	$7.70
Granted	—	—	1,086,345	2.61	998,680	5.60
Vested	(1,941,844)	3.80	(525,930)	7.21	(281,500)	8.48
Forfeited	—	—	—	—	—	—

Outstanding at December 31	—	$—	1,941,844	$3.80	1,381,429	$6.03

The total fair value of shares that vested under the Baltic Trading Plan during the year ended December 31, 2015 and the period from July 9 to December 31, 2014 for the Successor Company was $2,913 and $1,168, respectively.  The total fair value of shares that vested under the Baltic Trading Plan during the period from January 1 to July 9, 2014 and during the year ended December 31, 2013 was $1,143 and $1,194, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The Successor Company and the Predecessor Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in General, administrative and management fees, as follows:

	Successor		Predecessor
	Year	Period from	Period from	Year
	Ended	July 9 to	January 1 to	Ended
	December 31,	December 31,	July 9,	December 31,
	2015	2014	2014	2013
General, administrative and management fees	$5,273	$1,551	$1,949	$1,558

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

On June 30, 2015, Defendants moved to dismiss the Consolidated Complaint in its entirety.  Plaintiffs subsequently served an Amended Consolidated Complaint, and Defendants directed their motion to dismiss to that amended complaint.  The motion to dismiss is pending.

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

Separately, on or around May 12, 2015, a complaint was filed in the United States District Court for the Southern District of New York, styled Todd J. Biederman v. Baltic Trading Limited et al., 15-cv-3711 (RJS), seeking relief pursuant to Sections 14(a) and 20(a) of the Exchange Act and also alleging breaches of fiduciary duties and aiding and abetting those breaches. That complaint alleges facts and seeks relief similar to that in the actions in the New York State Supreme Court, in addition to claims regarding the adequacy of the preliminary joint proxy statement/prospectus and Form S-4 disclosures.  By order dated December 29, 2015, the case was dismissed without prejudice for failure to prosecute.

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

25 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS OF THE PREDECESSOR COMPANY

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

•                  The previously reported components of Reorganization items, net — see Note 20;

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

26 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS OF THE SUCCESSOR COMPANY

Subsequent to the issuance of the Company’s 2014 consolidated financial statements on March 2, 2015, the Company became aware of an error in its allocation of goodwill impairment to the noncontrolling interest recognized in December 2014 by the Company  associated with its consolidated subsidiary Baltic Trading (refer to Note 4 — Goodwill Impairment). As a result of this error, amounts allocated to the Company’s noncontrolling interest in the Company’s previously reported Consolidated Statement of Operations of the Successor Company for the period from July 9, 2014 to December 31, 2014 and the Company’s previously reported Consolidated Balance Sheet of the Successor Company as of December 31, 2014 were incorrect.

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

27 — UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.  We have presented the unaudited quarterly results of operations separately for the Successor Company and the Predecessor Company. In the third quarter of 2015, the Successor Company had a material impairment of investment of $32,536.  See Note 2 — Summary of Significant Accounting Policies for additional information.  In the fourth quarter of 2014, the Successor Company had a material impairment of goodwill in the amount of $166,067.  See Note 4 — Goodwill Impairment for additional information related to the impairment taken in the fourth quarter of 2014.

	2015
	Successor
	Quarter Ended
(In thousands, except share and per share amounts)	March 31	June 30	September 30	December 31

Voyage Revenues	$33,609	$33,772	$49,167	$34,236
Operating loss	(73,763)	(46,194)	(35,294)	(37,616)

Net loss	(79,115)	(51,952)	(73,803)	(49,498)
Net loss attributable to noncontrolling interest	(40,673)	(11,620)	(7,178)	—
Net loss attributable to Genco Shipping & Trading Limited	(38,442)	(40,332)	(66,625)	(49,498)

Net loss per share - basic (1)	$(0.64)	$(0.67)	$(0.95)	$(0.69)
Net loss per share - diluted (1)	$(0.64)	$(0.67)	$(0.95)	$(0.69)
Weighted average common shares outstanding - basic	60,430,789	60,487,189	69,824,338	72,174,041
Weighted average common shares outstanding - diluted	60,430,789	60,487,189	69,824,338	72,174,041

	2014
	Predecessor			Successor
			Period from	Period from	Quarter Ended
	Quarter Ended		July 1 to July 9	July 9 to	December 31
(In thousands, except share and per share amounts)	March 31	June 30	(restated)	September 30	(restated)

Voyage Revenues	$63,180	$51,545	$4,034	$43,943	$54,874
Operating loss	(20,766)	(26,552)	(8,356)	(17,436)	(185,796)

Net loss	(42,238)	(65,557)	(905,455)	(22,562)	(190,795)
Net loss attributable to noncontrolling interest	(3,133)	(5,033)	(53,935)	(4,272)	(26,792)
Net loss attributable to Genco Shipping & Trading Limited	(39,105)	(60,524)	(851,520)	(18,290)	(164,003)

Net loss per share - basic (1)	$(0.90)	$(1.39)	$(19.54)	$(0.30)	$(2.72)
Net loss per share - diluted (1)	$(0.90)	$(1.39)	$(19.54)	$(0.30)	$(2.72)
Weighted average common shares outstanding - basic	43,568,942	43,568,942	43,568,942	60,299,766	60,415,981
Weighted average common shares outstanding - diluted	43,568,942	43,568,942	43,568,942	60,299,766	60,415,981

(1)                     Amounts may not total to annual loss because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

28 — SUBSEQUENT EVENTS

On March 11, 2016, the Company entered into a waiver agreement with the lenders under the $253 Million Term Loan Facility to prepay the debt amortization payment due on April 11, 2016 and to waive the collateral maintenance covenant until April 11, 2016.  Refer to Note 9 – Debt for further information.

ITEM 9A.                                       CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in  Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Report. Based upon that evaluation, our President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2015.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting.  The attestation report is included on page 79 of this report.

CHANGES IN INTERNAL CONTROLS

In response to the material weaknesses in internal controls described in our Annual Report on Form 10-K/A filed with the SEC on October 19, 2015, management has implemented remediation efforts to address the design of internal controls and the ineffectiveness of our disclosure controls and procedures. Our new and refined internal controls are intended to prevent or detect similar occurrences.

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

Other than the remediation efforts described above, there have been no changes in our internal controls over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f)) during our most recent fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Genco Shipping & Trading Limited

New York, New York

We have audited the internal control over financial reporting of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated March 15, 2016 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 15, 2016

ITEM 9B. OTHER INFORMATION

The following information is being provided in this Item 9B in lieu of being provided on a Current Report on Form 8-K under Item 1.01 and 2.03:

On March 11, 2016, we entered into an agreement with Deutsche Bank Luxembourg S.A., as agent, under which our compliance with the collateral maintenance covenant in the $253 Million Term Loan Facility was waived through April 11, 2016.  As a condition of such waiver, we prepaid the amortization payment that was originally due under the $253 Million Credit Facility on April 11, 2016 in the amount of $5,075,000.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is incorporated by reference to the text under the headings “Election of Directors” and “Management” set forth in our Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015 (the “2016 Proxy Statement”)  Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is incorporated by reference to the text set forth in the 2016 Proxy Statement under the heading “Corporate Governance”.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.gencoshipping.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers and information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions is incorporated by reference to the text set forth in the 2016 Proxy Statement under the headings “Management” and “Compensation Committee’s Report on Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of our common stock by certain persons is incorporated by reference to the text set forth in the 2016 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain of our transactions and director independence is incorporated by reference to the text set forth in the 2016 Proxy Statement under the heading “Certain Relationships and Related Transactions “ and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is incorporated by reference to the text set forth in the 2016 Proxy Statement under the heading “Ratification of Appointment of Independent Auditors.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                            The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

2.1	Confirmation Order, dated July 2, 2014.(1)

2.2	First Amended Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code.(1)

2.3	Agreement and Plan of Merger, dated as of April 7, 2015, by and among Genco Shipping & Trading Limited, Poseidon Merger Sub Limited and Baltic Trading Limited.(2)

2.4	Stock Purchase Agreement, dated as of April 7, 2015, by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(2)

2.5	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 10, 2015, by and among Genco Shipping & Trading Limited, Poseidon Merger Sub Limited and Baltic Trading Limited.(3)

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(2)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(5)

3.3	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(4)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(4)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(4)

4.2	Shareholder Rights Agreement, dated as of April 11, 2007, between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent.(6)

4.3	Shareholders Rights Agreement, dated March 5, 2010, between Baltic Trading Limited and Mellon Investor Services LLC.(7)

4.4	Subscription Agreement, dated March 3, 2010, between Baltic Trading Limited and Genco Investments LLC.(7)

4.5	First Amendment to Shareholders Rights Agreement by and between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent, dated as of October 24, 2011.(8)

4.6	Second Amendment to Shareholders Rights Agreement by and between Genco Shipping & Trading Limited and Computershare Inc., as Rights Agent, dated as of April 14, 2014.(9)

10.1	Registration Rights Agreement dated March 15, 2010 by and between Genco Investments LLC and Baltic Trading Limited.(10)

10.3	Management Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(10)

10.4	Amendment No. 2 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of April 3, 2013.(11)

10.5	Amendment No. 3 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of August 21, 2013.(12)

10.6	Omnibus Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(10)

10.7	Letter Agreement dated September 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith.(13)

10.8	Letter Agreement dated December 19, 2013 between Baltic Trading Limited and John C. Wobensmith.(14)

10.9	Master Agreement by and between Genco Shipping & Trading Limited and Metrostar Management Corporation.(15)

10.26

Credit Agreement, dated as of July 20, 2007, among Genco Shipping & Trading Limited, Various Lenders, DnB NOR Bank ASA, New York Branch, as Administrative Agent and Collateral Agent, and DnB NOR Bank ASA, New York Branch, as Mandated Lead Arranger and Bookrunner.(16)

10.27

Pledge and Security Agreement, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as pledgors, to DnB NOR Bank, ASA, New York Branch, as Collateral Agent, for the benefit of the Secured Creditors and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank.(16)

10.28

Guaranty, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as guarantors, for the benefit of the Secured Creditors.(16)

10.29

Amendment and Supplement No. 1 to Senior Secured Credit Agreement, dated as of September 21, 2007, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.(17)

10.30

Amendment and Supplement No. 2 to Senior Secured Credit Agreement, dated as of February 13, 2008, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.(18)

10.31

Amendment and Supplement No. 3 to Senior Secured Credit Agreement, dated as of June 18, 2008, by and among Genco Shipping & Trading Limited, the lenders signatory thereto, and DnB NOR BANK ASA, New York Branch, as Administrative Agent, Collateral Agent, Mandated Lead Arranger and Bookrunner.(17)

10.32

Amendment and Supplement No. 4 to Senior Secured Credit Agreement, dated as of January 26, 2009, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.(19)

10.33

Amendment and Supplement No. 5 to Senior Secured Credit Agreement, dated as of December 21, 2011, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.(20)

10.34

Amendment and Supplement No. 6 to Senior Secured Credit Agreement by and among Genco Shipping & Trading Limited, the lenders party thereto, DnB Bank ASA (f/k/a DnB NOR Bank ASA), New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and DnB Bank ASA and Bank of Scotland PLC, as mandated lead arrangers.(21)

10.35	Indenture dated July 27, 2010, between Genco Shipping & Trading Limited and The Bank of New York Mellon.(22)

10.36	First Supplemental Indenture dated July 27, 2010, between Genco Shipping & Trading Limited and The Bank of New York Mellon.(22)

10.37	Loan Agreement dated as of August 12, 2010 by and among Genco Shipping & Trading Limited as Borrower, the banks, financial institutions and companies named therein.(22)

10.38

First Amendment to Loan Agreement, dated as of December 21, 2011, to the Loan Agreement, dated as of August 12, 2010, by and among Genco Shipping & Trading Limited as Borrower, the banks and financial institutions listed in Schedule 1 thereto as Lenders, the companies listed in Schedule 2 thereto as Guarantors on a joint and several basis and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee.(20)

10.39

Second Amendment to Loan Agreement, dated as of August 1, 2012, by and among Genco Shipping & Trading Limited as Borrower, the banks and financial institutions listed in Schedule 1 thereto as Lenders, the companies listed in Schedule 2 thereto as Guarantors on a joint and several basis and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee.(23)

10.40

Loan Agreement dated as of August 20, 2010 by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (Publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (Publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (Publ), as Swap Providers; and Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner.(24)

10.41	Form of Guarantee and Indemnity dated as of August 20, 2010.(24)

10.42

First Side Letter to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(20)

10.43

Waiver Letter Agreement, dated as of December 21, 2011, regarding $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(20)

10.44

Second Supplemental Agreement dated as of August 1, 2012 to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(25)

10.45	Letter Agreement dated as of August 6, 2012 by and among Genco Shipping & Trading Limited, the subsidiaries of Genco listed therein, and Deutsche Bank Luxembourg S.A, as Agent.(26)

10.46

Limited Waiver of Default, by and among Genco Shipping & Trading Limited, the various lenders and other parties named therein, and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee, dated as of February 18, 2014. (27)

10.47	Letter Agreement dated March 26, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith. (28)

10.48	Letter Agreement dated March 26, 2014 between Baltic Trading Limited and John C. Wobensmith.(28)

10.49

Forbearance Agreement dated as of March 31, 2014 by and among Wilmington Trust, National Association, Genco Shipping & Trading Limited, the other Credit Parties named therein, and the Lenders named therein.(29)

10.50	Waiver Agreement dated as of March 31, 2014 by and among Deutsche Bank Luxembourg S.A., as Agent, Genco Shipping & Trading Limited, and the Collateral Owners and Guarantors named therein.(29)

10.51	Waiver Agreement dated as of March 31, 2014 by and among Crédit Agricole Corporate and Investment Bank, as Agent, Genco Shipping & Trading Limited, and the Collateral Owners named therein.(29)

10.52

Forbearance Agreement (Second) dated as of April 1, 2014 by and among Wilmington Trust, National Association, Genco Shipping & Trading Limited, the other Credit Parties named therein, and the Lenders named therein.(30)

10.53	Waiver Agreement dated as of April 1, 2014 by and among Deutsche Bank Luxembourg S.A., as Agent, Genco Shipping & Trading Limited, and the Collateral Owners and Guarantors named therein.(30)

10.54	Waiver Agreement dated as of April 1, 2014 by and among Crédit Agricole Corporate and Investment Bank, as Agent, Genco Shipping & Trading Limited, and the Collateral Owners named therein.(30)

10.55

Restructuring Support Agreement by and among Genco Shipping & Trading Limited, certain of its subsidiaries named therein, certain lenders under its 2007 Facility, its $253 Million Facility, and its $100 Million Facility, and certain holders of the 2010 Notes.(31)

10.56	Equity Commitment Agreement among the Company and the Commitment Parties party thereto, dated as of April 14, 2014.(9)

10.57	First Amendment to the Restructuring Support Agreement among the Company, certain of its subsidiaries named therein and the Amending Creditors party thereto, dated as of May 27, 2014.(32)

10.58	First Amendment to Equity Commitment Agreement among the Company, certain of its subsidiaries named therein and the Amending Creditors party thereto, dated as of May 27, 2014.(32)

10.59	Letter Agreement dated June 23, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(33)

10.60

Second Supplemental Agreement dated as of July 19, 2014 to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole, Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(4)

10.61

Amendment and Restatement Agreement, dated as of July 9, 2014, by and among Genco Shipping & Trading Limited as Borrower, the companies listed in Schedule 2 of Appendix A thereto as Guarantors, the banks and financial institutions listed in Schedule 1 of Appendix A thereto as Lenders, and Crédit AgricoleCorporate and Investment Bank, as Agent and Security Trustee.4)

10.62	Registration Rights Agreement as of July 9, 2014 by and between Genco Shipping & Trading Limited and the Holders party thereto.(4)

10.63	Warrant Agreement, dated as of July 9, 2014, between Genco Shipping & Trading Limited and Computershare Inc., as Warrant Agent.(4)

10.64	Genco Shipping & Trading Limited 2014 Management Incentive Plan.(34)

10.65	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(35)

10.66	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(35)

10.67	Warrant Certificate No. W-1 dated as of August 7, 2014 and issued to Peter C. Georgiopoulos.(35)

10.68	Warrant Certificate No. W-2 dated as of August 7, 2014 and issued to Peter C. Georgiopoulos.(35)

10.69	Warrant Certificate No. W-3 dated as of August 7, 2014 and issued to Peter C. Georgiopoulos.(35)

10.70	Warrant Certificate No. W-4 dated as of August 7, 2014 and issued to John C. Wobensmith.(35)

10.71	Warrant Certificate No. W-5 dated as of August 7, 2014 and issued to John C. Wobensmith.(35)

10.72	Warrant Certificate No. W-6 dated as of August 7, 2014 and issued to John C. Wobensmith.(35)

10.73	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and Apostolos Zafolias.(36)

10.74	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and Joseph Adamo.(40)

10.75	Warrant Certificate No. W-22 dated as of August 7, 2014 and issued to Apostolos Zafolias.(36)

10.76	Warrant Certificate No. W-23 dated as of August 7, 2014 and issued to Apostolos Zafolias.(36)

10.77	Warrant Certificate No. W-24 dated as of August 7, 2014 and issued to Apostolos Zafolias.(36)

10.78	Warrant Certificate No. W-31 dated as of August 7, 2014 and issued to Joseph Adamo.(36)

10.79	Warrant Certificate No. W-32 dated as of August 7, 2014 and issued to Joseph Adamo.(36)

10.80	Warrant Certificate No. W-33 dated as of August 7, 2014 and issued to Joseph Adamo.(36)

10.81	Voting and Support Agreement, dated as of April 7, 2015, by and among Baltic Trading Limited, Genco Shipping & Trading Limited, and the entities listed on Schedule A thereto.(2)

10.82

Loan Agreement, dated as of April 7, 2015, by and among Genco Commodus Limited, Genco Maximus Limited, Genco Claudius Limited, Genco Hunter Limited and Genco Warrior Limited, as borrowers, ABN AMRO Capital USA LLC, as arranger, facility agent and security agent and the banks and financial institutions party thereto, as lenders.(37)

10.83	Guarantee, dated as of April 7, 2015, made by Genco Shipping & Trading Limited to ABN AMRO Capital USA LLC.(37)

10.84

Amendment and Waiver Agreement dated as of April 30, 2015 by and among Genco as borrower, Genco Bay Limited and other subsidiaries of Genco named therein as guarantors, and Credit Agricole Corporate and Investment Bank.(37)

10.85	Waiver Agreement dated as of April 30, 2015 by and among Genco as borrower, Genco Lorraine Limited and other subsidiaries of Genco named therein as guarantors and, Deutsche Bank Luxembourg S.A.(37)

10.86

Loan Agreement by and among Baltic Tiger Limited and Baltic Lion limited as borrowers, the banks listed therein as lenders, and DVB Bank SE, as agent, arranger, and security agent, dated as of December 3, 2013.(38)

10.87

First Supplemental Agreement to Secured Loan Facility Agreement, dated as of April 7, 2015, by and among Baltic Tiger Limited, Baltic Lion Limited, Baltic Trading Limited, DVB Bank SE, and the lenders listed on Schedule 1 thereto.(39)

10.88	Guarantee and Indemnity dated April 8, 2015 by Genco Shipping & Trading Limited in favor of DVB Bank SE.(2)

10.89	Letter Agreement dated April 30, 2015 between Genco Shipping & Trading Limited and John C. Wobensmith.(40)

10.90	Letter Agreement dated April 30, 2015 between Baltic Trading Limited and John C. Wobensmith.(40)

10.91	Genco Shipping & Trading Limited 2015 Equity Incentive Plan.(41)

10.92

First Supplemental Agreement dated as of July 13, 2015, to Loan Facility Agreement dated August 30, 2013, by and among Baltic Hare Limited and Baltic Fox Limited as borrowers, Baltic Trading Limited as guarantor and pledgor, DVB Bank SE and others as Lenders, and DVB Bank SE as Agent and Security Agent.(42)

10.93	Guarantee and Indemnity dated July 17, 2015 by Genco Shipping & Trading Limited in favor of DVB Bank SE.(42)

10.94

Amendment No. 1 dated as of July 14, 2015, to Up to $148,000,000 Senior Secured Credit Agreement dated December 31, 2014, by and among Baltic Trading Limited as Borrower, various lenders listed on Schedule I as Lenders, Nordea Bank Finland PLC, New York Branch as Administrative Agent and Security Agent, Nordea Bank Finland PLC, New York Branch and Skandinaviska Enskilda Banken AB (PUBL) as Mandated Lead Arrangers, and Nordea Bank Finland plc, New York Branch as Bookrunner.(42)

10.95	Guaranty dated as of July 17, 2015 by Genco Shipping & Trading Limited in favor of Nordea Bank Finland plc, New York Branch.(42)

10.96

Supplemental Agreement dated as of July 14, 2015 to $16,800,000 Secured Loan Facility Agreement dated October 8, 2014, by and among Baltic Hornet Limited as Borrower, ABN AMRO Capital USA LLC and others as Lenders, ABN AMRO

Capital USA LLC as Mandated Lead Arranger, Agent and Security Agent, ABN AMRO Bank N.V. Singapore Branch as Sinosure Agent, ABN AMRO Bank N.V. as Swap Provider, Baltic Trading Limited as Guarantor, Genco Shipping & Trading Limited as New Guarantor, Baltic Trading Limited as Pledgor and Baltic Wasp Limited as Other Borrower.(42)

10.97

Supplemental Agreement dated as of July 14, 2015 to $16,800,000 Secured Loan Facility Agreement, dated October 8, 2014, by and among Baltic Wasp Limited as Borrower, ABN AMRO Capital USA LLC and others as Lenders, ABN AMRO Capital USA LLC as Mandated Lead Arranger, Agent and Security Agent, ABN AMRO Bank N.V. Singapore Branch as Sinosure Agent, ABN AMRO Bank N.V. as Swap Provider, Baltic Trading Limited as Guarantor, Genco Shipping & Trading Limited as New Guarantor, Baltic Trading Limited as Pledgor and Baltic Hornet Limited as Other Borrower.(42)

10.98	Guarantee and Indemnity dated July 17, 2015 by Genco Shipping & Trading Limited in favor of ABN AMRO Capital USA LLC pertaining to Baltic Hornet Limited.(42)

10.99	Guarantee and Indemnity dated July 17, 2015 by Genco Shipping & Trading Limited in favor of ABN AMRO Capital USA LLC pertaining to Baltic Wasp Limited.(42)

10.100	Termination Agreement by and among Genco Shipping & Trading Limited, Genco Investments LLC, and Baltic Trading Limited.(42)

10.101

Amendment No. 2 dated as of July 14, 2015, to Up to 148,000,000 Senior Secured Credit Agreement dated December 31, 2014, by and among Baltic Trading Limited as Borrower, various lenders listed on Schedule I as Lenders, Nordea Bank Finland PLC, New York Branch as Administrative Agent and Security Agent, Nordea Bank Finland PLC, New York Branch and Skandinaviska Enskilda Banken AB (PUBL) as Mandated Lead Arrangers, and Nordea Bank Finland plc, New York Branch as Bookrunner.(43)

10.102	Form of Director Restricted Stock Unit Agreement dated as of July 13, 2015.(44)

10.103	Form of Director Restricted Stock Unit Agreement dated as of July 29, 2015.(44)

10.104

Facility Agreement, dated November 4, 2015, by and among the indirect subsidiaries of Genco Shipping & Trading Limited listed therein as borrowers, Genco Holdings Limited, the financial institutions listed therein as lenders, and Hayfin Services LLP, as agent and security agent.(44)

10.105	Guarantee dated as of November 4, 2015 by Genco Shipping & Trading Limited as guarantor to Hayfin Services LLP as Security Agent.(44)

14.1	Code of Ethics.(14)

21.1	Subsidiaries of Genco Shipping & Trading Limited.(*)

23.1	Consent of Independent Registered Public Accounting Firm.(*)

31.1	Certification of President pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

(*)	Filed herewith.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2015.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and
Exchange Commission on April 12, 2007.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2010.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 24, 2011.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 16, 2014.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(11)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2013.

(12)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 8, 2013.

(13)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2007.

(14)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

(15)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2007.

(16)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.

(17)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2008.

(18)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2008.

(19)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2009.

(20)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2011.

(21)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2010.

(22)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2010.

(23)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

(24)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 2010.

(25)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

(26)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2012.

(27)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2014.

(28)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q filed with the Securities and Exchange Commission on May 19, 2014.

(30)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2014.

(31)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2014.

(32)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2014.

(33)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2014.

(34)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 7, 2014.

(35)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 17, 2014.

(36)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2014.

(37)

Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed with the Securities and Exchange Commission on May 8, 2015.

(38)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2013.

(39)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2015.

(40)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2015.

(41)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2015.

(42)

Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on August 10, 2015.

(43)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 4, 2015.

(44)

Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on November 13, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2016.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ John C. Wobensmith
	Name:	John C. Wobensmith
	Title:	President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on March 15, 2016.

SIGNATURE	TITLE

/s/ John C. Wobensmith	PRESIDENT
John C. Wobensmith	(PRINCIPAL EXECUTIVE OFFICER)

/s/ Apostolos Zafolias	CHIEF FINANCIAL OFFICER
Apostolos Zafolias	(PRINCIPAL FINANCIAL OFFICER)

/s/ Joseph Adamo	CHIEF ACCOUNTING OFFICER
Joseph Adamo	(PRINCIPAL ACCOUNTING OFFICER)

/s/ Peter C. Georgiopoulos	CHAIRMAN OF THE BOARD AND DIRECTOR
Peter C. Georgiopoulos

/s/ Eugene I. Davis	DIRECTOR
Eugene I. Davis

/s/ James G. Dolphin	DIRECTOR
James G. Dolphin

/s/ Peter Kirchof	DIRECTOR
Peter Kirchof

/s/ Kevin Mahony	DIRECTOR
Kevin Mahony

/s/ Basil G. Mavroleon	DIRECTOR
Basil G. Mavroleon

/s/ Arthur L. Regan	DIRECTOR
Arthur L. Regan

/s/ Bao D. Truong	DIRECTOR
Bao D. Truong

EXHIBIT INDEX

Exhibit	Document

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

2.1	Confirmation Order, dated July 2, 2014.(1)

2.2	First Amended Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code.(1)

2.3	Agreement and Plan of Merger, dated as of April 7, 2015, by and among Genco Shipping & Trading Limited, Poseidon Merger Sub Limited and Baltic Trading Limited.(2)

2.4	Stock Purchase Agreement, dated as of April 7, 2015, by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(2)

2.5	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 10, 2015, by and among Genco Shipping & Trading Limited, Poseidon Merger Sub Limited and Baltic Trading Limited.(3)

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(2)(4)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(5)

3.3	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(4)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(4)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(4)

4.2	Shareholder Rights Agreement, dated as of April 11, 2007, between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent.(6)

4.3	Shareholders Rights Agreement, dated March 5, 2010, between Baltic Trading Limited and Mellon Investor Services LLC.(7)

4.4	Subscription Agreement, dated March 3, 2010, between Baltic Trading Limited and Genco Investments LLC.(4)

4.5	First Amendment to Shareholders Rights Agreement by and between Genco Shipping & Trading Limited and Mellon Investor Services LLC, as Rights Agent, dated as of October 24, 2011.(8)

4.6	Second Amendment to Shareholders Rights Agreement by and between Genco Shipping & Trading Limited and Computershare Inc., as Rights Agent, dated as of April 14, 2014.(9)

10.1	Registration Rights Agreement dated March 15, 2010 by and between Genco Investments LLC and Baltic Trading Limited.(10)

10.3	Management Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(10)

10.4	Amendment No. 2 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of April 3, 2013.(11)

10.5	Amendment No. 3 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of August 21, 2013.(12)

10.6	Omnibus Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(10)

10.7	Letter Agreement dated September 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith.(13)

10.8	Letter Agreement dated December 19, 2013 between Baltic Trading Limited and John C. Wobensmith.(14)

10.9	Master Agreement by and between Genco Shipping & Trading Limited and Metrostar Management Corporation.(15)

10.26

Credit Agreement, dated as of July 20, 2007, among Genco Shipping & Trading Limited, Various Lenders, DnB NOR Bank ASA, New York Branch, as Administrative Agent and Collateral Agent, and DnB NOR Bank ASA, New York Branch, as Mandated Lead Arranger and Bookrunner.(16)

10.27

Pledge and Security Agreement, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as pledgors, to DnB NOR Bank, ASA, New York Branch, as Collateral Agent, for the benefit of the Secured Creditors and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank.(16)

10.28

Guaranty, dated as of July 20, 2007, by Genco Augustus Limited, Genco Claudius Limited, Genco Commodus Limited, Genco Constantine Limited, Genco Hadrian Limited, Genco London Limited, Genco Maximus Limited, Genco Tiberius Limited and Genco Titus Limited, as guarantors, for the benefit of the Secured Creditors.(16)

10.29

Amendment and Supplement No. 1 to Senior Secured Credit Agreement, dated as of September 21, 2007, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.(17)

10.30

Amendment and Supplement No. 2 to Senior Secured Credit Agreement, dated as of February 13, 2008, among Genco Shipping & Trading Limited, the lenders party thereto, and DNB NOR Bank ASA, New York Branch, as Administrative Agent.(18)

10.31

Amendment and Supplement No. 3 to Senior Secured Credit Agreement, dated as of June 18, 2008, by and among Genco Shipping & Trading Limited, the lenders signatory thereto, and DnB NOR BANK ASA, New York Branch, as Administrative Agent, Collateral Agent, Mandated Lead Arranger and Bookrunner.(17)

10.32

Amendment and Supplement No. 4 to Senior Secured Credit Agreement, dated as of January 26, 2009, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.(19)

10.33

Amendment and Supplement No. 5 to Senior Secured Credit Agreement, dated as of December 21, 2011, among Genco Shipping & Trading Limited, the lenders party thereto, DNB NOR Bank ASA, New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and Bank of Scotland PLC, as mandated lead arranger.(20)

10.34

Amendment and Supplement No. 6 to Senior Secured Credit Agreement by and among Genco Shipping & Trading Limited, the lenders party thereto, DnB Bank ASA (f/k/a DnB NOR Bank ASA), New York Branch, as Administrative Agent, mandated lead arranger, bookrunner, security trustee and collateral agent, and DnB Bank ASA and Bank of Scotland PLC, as mandated lead arrangers.(21)

10.35	Indenture dated July 27, 2010, between Genco Shipping & Trading Limited and The Bank of New York Mellon.(20)

10.36	First Supplemental Indenture dated July 27, 2010, between Genco Shipping & Trading Limited and The Bank of New York Mellon.(22)

10.37	Loan Agreement dated as of August 12, 2010 by and among Genco Shipping & Trading Limited as Borrower, the banks, financial institutions and companies named therein.(22)

10.38

First Amendment to Loan Agreement, dated as of December 21, 2011, to the Loan Agreement, dated as of August 12, 2010, by and among Genco Shipping & Trading Limited as Borrower, the banks and financial institutions listed in Schedule 1 thereto as Lenders, the companies listed in Schedule 2 thereto as Guarantors on a joint and several basis and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee.(20)

10.39

Second Amendment to Loan Agreement, dated as of August 1, 2012, by and among Genco Shipping & Trading Limited as Borrower, the banks and financial institutions listed in Schedule 1 thereto as Lenders, the companies listed in Schedule 2 thereto as Guarantors on a joint and several basis and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee.(23)

10.40

Loan Agreement dated as of August 20, 2010 by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (Publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (Publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (Publ), as Swap Providers; and Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner.(24)

10.41	Form of Guarantee and Indemnity dated as of August 20, 2010.(24)

10.42

First Side Letter to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(20)

10.43

Waiver Letter Agreement, dated as of December 21, 2011, regarding $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(20)

10.44

Second Supplemental Agreement dated as of August 1, 2012 to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(25)

10.45	Letter Agreement dated as of August 6, 2012 by and among Genco Shipping & Trading Limited, the subsidiaries of Genco listed therein, and Deutsche Bank Luxembourg S.A, as Agent.(26)

10.46

Limited Waiver of Default, by and among Genco Shipping & Trading Limited, the various lenders and other parties named therein, and Crédit Agricole Corporate and Investment Bank, as Agent and Security Trustee, dated as of February 18, 2014. (27)

10.47	Letter Agreement dated March 26, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith. (28)

10.48	Letter Agreement dated March 26, 2014 between Baltic Trading Limited and John C. Wobensmith.(28)

10.49

Forbearance Agreement dated as of March 31, 2014 by and among Wilmington Trust, National Association, Genco Shipping & Trading Limited, the other Credit Parties named therein, and the Lenders named therein.(29)

10.50	Waiver Agreement dated as of March 31, 2014 by and among Deutsche Bank Luxembourg S.A., as Agent, Genco Shipping & Trading Limited, and the Collateral Owners and Guarantors named therein.(29)

10.51	Waiver Agreement dated as of March 31, 2014 by and among Crédit Agricole Corporate and Investment Bank, as Agent, Genco Shipping & Trading Limited, and the Collateral Owners named therein.(29)

10.52

Forbearance Agreement (Second) dated as of April 1, 2014 by and among Wilmington Trust, National Association, Genco Shipping & Trading Limited, the other Credit Parties named therein, and the Lenders named therein.(30)

10.53	Waiver Agreement dated as of April 1, 2014 by and among Deutsche Bank Luxembourg S.A., as Agent, Genco Shipping & Trading Limited, and the Collateral Owners and Guarantors named therein.(30)

10.54	Waiver Agreement dated as of April 1, 2014 by and among Crédit Agricole Corporate and Investment Bank, as Agent, Genco Shipping & Trading Limited, and the Collateral Owners named therein.(30)

10.55

Restructuring Support Agreement by and among Genco Shipping & Trading Limited, certain of its subsidiaries named therein, certain lenders under its 2007 Facility, its $253 Million Facility, and its $100 Million Facility, and certain holders of the 2010 Notes.(31)

10.56	Equity Commitment Agreement among the Company and the Commitment Parties party thereto, dated as of April 14, 2014.(9)

10.57	First Amendment to the Restructuring Support Agreement among the Company, certain of its subsidiaries named therein and the Amending Creditors party thereto, dated as of May 27, 2014.(32)

10.58	First Amendment to Equity Commitment Agreement among the Company, certain of its subsidiaries named therein and the Amending Creditors party thereto, dated as of May 27, 2014.(32)

10.59	Letter Agreement dated June 23, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(33)

10.60

Second Supplemental Agreement dated as of July 19, 2014 to $253,000,000 Secured Loan Facility Agreement dated August 20, 2010, by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole, Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (publ), as Swap Providers; Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner; and the subsidiaries of Genco listed therein as Guarantors.(4)

10.61

Amendment and Restatement Agreement, dated as of July 9, 2014, by and among Genco Shipping & Trading Limited as Borrower, the companies listed in Schedule 2 of Appendix A thereto as Guarantors, the banks and financial institutions listed in Schedule 1 of Appendix A thereto as Lenders, and Crédit AgricoleCorporate and Investment Bank, as Agent and Security Trustee.(4)

10.62	Registration Rights Agreement as of July 9, 2014 by and between Genco Shipping & Trading Limited and the Holders party thereto.(4)

10.63	Warrant Agreement, dated as of July 9, 2014, between Genco Shipping & Trading Limited and Computershare Inc., as Warrant Agent.(4)

10.64	Genco Shipping & Trading Limited 2014 Management Incentive Plan.(34)

10.65	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(35)

10.66	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(35)

10.67	Warrant Certificate No. W-1 dated as of August 7, 2014 and issued to Peter C. Georgiopoulos.(35)

10.68	Warrant Certificate No. W-2 dated as of August 7, 2014 and issued to Peter C. Georgiopoulos.(35)

10.69	Warrant Certificate No. W-3 dated as of August 7, 2014 and issued to Peter C. Georgiopoulos.(35)

10.70	Warrant Certificate No. W-4 dated as of August 7, 2014 and issued to John C. Wobensmith.(35)

10.71	Warrant Certificate No. W-5 dated as of August 7, 2014 and issued to John C. Wobensmith.(35)

10.72	Warrant Certificate No. W-6 dated as of August 7, 2014 and issued to John C. Wobensmith.(35)

10.73	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and Apostolos Zafolias.(36)

10.74	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and Joseph Adamo.(3840)

10.75	Warrant Certificate No. W-22 dated as of August 7, 2014 and issued to Apostolos Zafolias.(3840)

10.76	Warrant Certificate No. W-23 dated as of August 7, 2014 and issued to Apostolos Zafolias.(3840)

10.77	Warrant Certificate No. W-24 dated as of August 7, 2014 and issued to Apostolos Zafolias.(3840)

10.78	Warrant Certificate No. W-31 dated as of August 7, 2014 and issued to Joseph Adamo.(3840)

10.79	Warrant Certificate No. W-32 dated as of August 7, 2014 and issued to Joseph Adamo.(3840)

10.80	Warrant Certificate No. W-33 dated as of August 7, 2014 and issued to Joseph Adamo.(3840)

10.81	Voting and Support Agreement, dated as of April 7, 2015, by and among Baltic Trading Limited, Genco Shipping & Trading Limited, and the entities listed on Schedule A thereto.(2)

10.82

Loan Agreement, dated as of April 7, 2015, by and among Genco Commodus Limited, Genco Maximus Limited, Genco Claudius Limited, Genco Hunter Limited and Genco Warrior Limited, as borrowers, ABN AMRO Capital USA LLC, as arranger, facility agent and security agent and the banks and financial institutions party thereto, as lenders.(37)

10.83	Guarantee, dated as of April 7, 2015, made by Genco Shipping & Trading Limited to ABN AMRO Capital USA LLC.(37)

10.84

Amendment and Waiver Agreement dated as of April 30, 2015 by and among Genco as borrower, Genco Bay Limited and other subsidiaries of Genco named therein as guarantors, and Credit Agricole Corporate and Investment Bank.(37)

10.85	Waiver Agreement dated as of April 30, 2015 by and among Genco as borrower, Genco Lorraine Limited and other subsidiaries of Genco named therein as guarantors and, Deutsche Bank Luxembourg S.A.(37)

10.86

Loan Agreement by and among Baltic Tiger Limited and Baltic Lion limited as borrowers, the banks listed therein as lenders, and DVB Bank SE, as agent, arranger, and security agent, dated as of December 3, 2013.(38)

10.87

First Supplemental Agreement to Secured Loan Facility Agreement, dated as of April 7, 2015, by and among Baltic Tiger Limited, Baltic Lion Limited, Baltic Trading Limited, DVB Bank SE, and the lenders listed on Schedule 1 thereto.(39)

10.88	Guarantee and Indemnity dated April 8, 2015 by Genco Shipping & Trading Limited in favor of DVB Bank SE.(2)

10.89	Letter Agreement dated April 30, 2015 between Genco Shipping & Trading Limited and John C. Wobensmith.(40)

10.90	Letter Agreement dated April 30, 2015 between Baltic Trading Limited and John C. Wobensmith.(40)

10.91	Genco Shipping & Trading Limited 2015 Equity Incentive Plan.(41)

10.92

First Supplemental Agreement dated as of July 13, 2015, to Loan Facility Agreement dated August 30, 2013, by and among Baltic Hare Limited and Baltic Fox Limited as borrowers, Baltic Trading Limited as guarantor and pledgor, DVB Bank SE and others as Lenders, and DVB Bank SE as Agent and Security Agent.(42)

10.93	Guarantee and Indemnity dated July 17, 2015 by Genco Shipping & Trading Limited in favor of DVB Bank SE.(42)

10.94

Amendment No. 1 dated as of July 14, 2015, to Up to $148,000,000 Senior Secured Credit Agreement dated December 31, 2014, by and among Baltic Trading Limited as Borrower, various lenders listed on Schedule I as Lenders, Nordea Bank Finland PLC, New York Branch as Administrative Agent and Security Agent, Nordea Bank Finland PLC, New York Branch and Skandinaviska Enskilda Banken AB (PUBL) as Mandated Lead Arrangers, and Nordea Bank Finland plc, New York Branch as Bookrunner.(42)

10.95	Guaranty dated as of July 17, 2015 by Genco Shipping & Trading Limited in favor of Nordea Bank Finland plc, New York Branch.(42)

10.96

Supplemental Agreement dated as of July 14, 2015 to $16,800,000 Secured Loan Facility Agreement dated October 8, 2014, by and among Baltic Hornet Limited as Borrower, ABN AMRO Capital USA LLC and others as Lenders, ABN AMRO Capital USA LLC as Mandated Lead Arranger, Agent and Security Agent, ABN AMRO Bank N.V. Singapore Branch as Sinosure Agent, ABN AMRO Bank N.V. as Swap Provider, Baltic Trading Limited as Guarantor, Genco Shipping & Trading Limited as New Guarantor, Baltic Trading Limited as Pledgor and Baltic Wasp Limited as Other Borrower.(42)

10.97

Supplemental Agreement dated as of July 14, 2015 to $16,800,000 Secured Loan Facility Agreement, dated October 8, 2014, by and among Baltic Wasp Limited as Borrower, ABN AMRO Capital USA LLC and others as Lenders, ABN AMRO Capital USA LLC as Mandated Lead Arranger, Agent and Security Agent, ABN AMRO Bank N.V. Singapore Branch as Sinosure Agent, ABN AMRO Bank N.V. as Swap Provider, Baltic Trading Limited as Guarantor, Genco Shipping & Trading Limited as New Guarantor, Baltic Trading Limited as Pledgor and Baltic Hornet Limited as Other Borrower.(42)

10.98	Guarantee and Indemnity dated July 17, 2015 by Genco Shipping & Trading Limited in favor of ABN AMRO Capital USA LLC pertaining to Baltic Hornet Limited.(42)

10.99	Guarantee and Indemnity dated July 17, 2015 by Genco Shipping & Trading Limited in favor of ABN AMRO Capital USA LLC pertaining to Baltic Wasp Limited.(42)

10.100	Termination Agreement by and among Genco Shipping & Trading Limited, Genco Investments LLC, and Baltic Trading Limited.(42)

10.101

Amendment No. 2 dated as of July 14, 2015, to Up to 148,000,000 Senior Secured Credit Agreement dated December 31, 2014, by and among Baltic Trading Limited as Borrower, various lenders listed on Schedule I as Lenders, Nordea Bank Finland PLC, New York Branch as Administrative Agent and Security Agent, Nordea Bank Finland PLC, New York Branch and Skandinaviska Enskilda Banken AB (PUBL) as Mandated Lead Arrangers, and Nordea Bank Finland plc, New York Branch as Bookrunner.(43)

10.102	Form of Director Restricted Stock Unit Agreement dated as of July 13, 2015.(44)

10.103	Form of Director Restricted Stock Unit Agreement dated as of July 29, 2015.(44)

10.104

Facility Agreement, dated November 4, 2015, by and among the indirect subsidiaries of Genco Shipping & Trading Limited listed therein as borrowers, Genco Holdings Limited, the financial institutions listed therein as lenders, and Hayfin Services LLP, as agent and security agent.(44)

10.105	Guarantee dated as of November 4, 2015 by Genco Shipping & Trading Limited as guarantor to Hayfin Services LLP as Security Agent.(44)

14.1	Code of Ethics.(14)

21.1	Subsidiaries of Genco Shipping & Trading Limited.(*)

23.1	Consent of Independent Registered Public Accounting Firm.(*)

31.1	Certification of President pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.(*)

(*)	Filed herewith.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2015.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 12, 2007.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2010.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 24, 2011.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 16, 2014.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(11)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2013.

(12)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 8, 2013.

(13)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2007.

(14)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

(15)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2007.

(16)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.

(17)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2008.

(18)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2008.

(19)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2009.

(20)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2011.

(21)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2010.

(22)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2010.

(23)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

(24)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 2010.

(25)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

(26)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2012.

(27)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2014.

(28)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2014.

(29)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q filed with the Securities and Exchange Commission on May 19, 2014.

(30)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2014.

(31)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2014.

(32)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2014.

(33)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2014.

(34)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 7, 2014.

(35)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 17, 2014.

(36)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2014.

(37)

Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed with the Securities and Exchange Commission on May 8, 2015.

(38)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2013.

(39)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2015.

(40)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2015.

(41)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2015.

(42)

Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on August 10, 2015.

(43)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 4, 2015.

(44)

Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on November 13, 2015.