Form 10-Q
period 2016-03-31
GENCO SHIPPING & TRADING LTD
filed 2016-05-10
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2016: Common stock, $0.01 per share — 73,544,994 shares.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$75,604	$121,074
Restricted cash	19,500	19,500
Due from charterers, net of a reserve of $213 and $429, respectively	8,373	10,586
Prepaid expenses and other current assets	20,492	21,369
Total current assets	123,969	172,529

Noncurrent assets:
Vessels, net of accumulated depreciation of $127,067 and $107,998, respectively	1,487,506	1,508,221
Deferred drydock, net of accumulated amortization of $4,316 and $3,207, respectively	15,099	16,177
Deferred financing costs, net of accumulated amortization of $935 and $734, respectively	3,093	3,294
Fixed assets, net of accumulated depreciation and amortization of $500 and $404, respectively	1,269	1,286
Other noncurrent assets	514	514
Restricted cash	315	315
Investments	12,334	12,327
Total noncurrent assets	1,520,130	1,542,134

Total assets	$1,644,099	$1,714,663

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$22,939	$27,467
Current portion of long-term debt, net of deferred financing costs of $8,883 and $9,411, respectively	561,097	579,023
Deferred revenue	906	1,058
Total current liabilities	584,942	607,548

Noncurrent liabilities:
Long-term lease obligations	1,329	1,149
Total noncurrent liabilities	1,329	1,149

Total liabilities	586,271	608,697

Commitments and contingencies

Equity:
Common stock, par value $0.01; 250,000,000 shares authorized; issued and outstanding 73,544,994 and 72,898,234 shares at March 31, 2016 and December 31, 2015, respectively	735	728
Additional paid-in capital	1,487,929	1,482,450
Accumulated other comprehensive income (loss)	838	(21)
Retained deficit	(431,674)	(377,191)
Total equity	1,057,828	1,105,966

Total liabilities and equity	$1,644,099	$1,714,663

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Voyage revenues	$20,131	$33,609
Service revenues	811	810

Total revenues	20,942	34,419

Operating expenses:
Voyage expenses	3,896	4,380
Vessel operating expenses	29,127	28,672
General, administrative and management fees	12,855	20,324
Depreciation and amortization	20,339	19,410
Impairment of vessel assets	1,685	35,396

Total operating expenses	67,902	108,182

Operating loss	(46,960)	(73,763)

Other (expense) income:
Other (expense) income	(125)	11
Interest income	62	24
Interest expense	(7,113)	(4,324)

Other expense	(7,176)	(4,289)

Loss before reorganization items, net	(54,136)	(78,052)
Reorganization items, net	(94)	(520)

Loss before income taxes	(54,230)	(78,572)
Income tax expense	(253)	(543)

Net loss	(54,483)	(79,115)
Less: Net loss attributable to noncontrolling interest	—	(40,673)
Net loss attributable to Genco Shipping & Trading Limited	$(54,483)	$(38,442)

Net loss per share-basic	$(0.75)	$(0.64)
Net loss per share-diluted	$(0.75)	$(0.64)
Weighted average common shares outstanding-basic	72,187,954	60,430,789
Weighted average common shares outstanding-diluted	72,187,954	60,430,789

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Loss

For the Three Months Ended March 31, 2016 and 2015

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Net loss	$(54,483)	$(79,115)

Other comprehensive income	859	2,359

Comprehensive loss	(53,624)	(76,756)
Less: Comprehensive loss attributable to noncontrolling interest	—	(40,673)
Comprehensive loss attributable to Genco Shipping & Trading Limited	$(53,624)	$(36,083)

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2016 and 2015

(U.S. Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Deficit	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2016	$728	$1,482,450	$(21)	$(377,191)	$1,105,966	$—	$1,105,966

Net loss				(54,483)	(54,483)	—	(54,483)

Other comprehensive income			859		859	—	859

Issuance of 612,444 shares of nonvested stock	6	(6)			—	—	—

Issuance of 31,380 shares of vested RSUs	1	(1)			—	—	—

Nonvested stock amortization		5,486			5,486	—	5,486

Balance — March 31, 2016	$735	$1,487,929	$838	$(431,674)	$1,057,828	$—	$1,057,828

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Deficit	Genco Shipping & Trading Limited Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance — January 1, 2015	$615	$1,251,197	$(25,317)	$(182,294)	$1,044,201	$248,573	$1,292,774

Net loss				(38,442)	(38,442)	(40,673)	(79,115)

Other comprehensive income			2,359		2,359	—	2,359

Settlement of non-accredited Note holders		(414)			(414)	—	(414)

Nonvested stock amortization		11,544			11,544	816	12,360

Balance — March 31, 2015	$615	$1,262,327	$(22,958)	$(220,736)	$1,019,248	$208,716	$1,227,964

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(54,483)	$(79,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,339	19,410
Amortization of deferred financing costs	729	487
Amortization of nonvested stock compensation expense	5,486	12,360
Impairment of vessel assets	1,685	35,396
Realized loss on sale of investment	73	—
Change in assets and liabilities:
Decrease in due from charterers	2,213	2,373
Decrease (increase) in prepaid expenses and other current assets	811	(3,504)
(Decrease) increase in accounts payable and accrued expenses	(4,154)	3,163
(Decrease) increase in deferred revenue	(152)	440
Increase in lease obligations	180	203
Deferred drydock costs incurred	(31)	(3,533)

Net cash used in operating activities	(27,304)	(12,320)

Cash flows from investing activities:
Purchase of vessels, including deposits	(279)	(24,104)
Purchase of other fixed assets	(191)	(56)
Sale of AFS securities	859	—
Changes in deposits of restricted cash	—	19,645

Net cash provided by (used in) investing activities	389	(4,515)

Cash flows from financing activities:
Repayments on the $100 Million Term Loan Facility	(1,923)	(1,923)
Repayments on the $253 Million Term Loan Facility	(10,150)	(5,292)
Repayments on the 2015 Revolving Credit Facility	(1,641)	—
Repayments on the $44 Million Term Loan Facility	(687)	(687)
Proceeds from the $148 Million Credit Facility	—	115,000
Repayments on the $148 Million Credit Facility	(2,997)	—
Repayments on the 2010 Credit Facility	—	(102,250)
Repayments on the $22 Million Term Loan Facility	(375)	(375)
Repayments on the 2014 Term Loan Facilities	(681)	—
Cash settlement of non-accredited Note holders	(101)	(49)
Payment of deferred financing costs	—	(2,220)

Net cash (used in) provided by financing activities	(18,555)	2,204

Net decrease in cash and cash equivalents	(45,470)	(14,631)

Cash and cash equivalents at beginning of period	121,074	83,414
Cash and cash equivalents at end of period	$75,604	$68,783

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect wholly-owned subsidiaries including Baltic Trading Limited (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands and as of March 31, 2016, is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; and the ship-owning subsidiaries as set forth below.  As of March 31, 2016, Genco Ship Management LLC is the sole owner of all of the outstanding shares of Genco Management (USA) Limited.

Liquidity, Going Concern, and Reclassification of Debt to Current

Persistent weak drybulk industry conditions and historically low charter rates have negatively impacted the Company’s results of operations, cash flows, and liquidity and may continue to do so in the future. The negative impact on the Company’s liquidity, together with a continued decline in vessel values, presents difficulties for remaining in compliance with its credit facility covenants relating to minimum cash, leverage ratios, and collateral maintenance (refer to Note 8 — Debt), which could potentially result in defaults and acceleration of the repayment of its outstanding indebtedness.  These factors, as well as recurring losses from operations and negative working capital, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon, among other things, its ability to: (i) develop and successfully implement a plan to address these factors, which may include refinancing the Company’s existing credit agreements, or obtaining further waivers or modifications to its credit agreements from its lenders, or raising additional capital through selling assets (including vessels), reducing or delaying capital expenditures, or pursuing other options that may be available to the Company which may include pursuing strategic opportunities and equity or debt offerings or potentially seeking protection in a Chapter 11 proceeding;  (ii) return to profitability, (iii) generate sufficient cash flow from operations, (iv) remain in compliance with its credit facility covenants, as the same may be modified, and (v) obtain financing sources to meet the Company’s future obligations. The realization of the Company’s assets and the satisfaction of its liabilities are subject to uncertainty.  The accompanying condensed consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern, except in regards to the classification of outstanding indebtedness as described below.

In addition, for purposes of preparing financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the Company is required to disclose if it is in compliance with covenants under all of its eight credit facilities on a quarterly basis.  At March 31, 2016, the Company was not in compliance with the collateral maintenance covenants under the 2014 Term Loan Facilities and the $148 Million Credit Facility.  Such noncompliance does not currently constitute an event of default under any of our credit agreements and is subject to cure or waiver within the applicable grace period.  The Company has entered into short-term waivers with its lenders for grace periods following non-compliance until May 31, 2016 under the $100 Million Term Loan Facility, $253 Million Term Loan Facility, the 2015 Revolving Credit Facility and the $148 Million Credit Facility.  See Note 8 — Debt for the defined terms we use for each facility, a description of each facility and the detailed information surrounding the specific shortfall and applicable cure.  Additionally, each of the Company’s credit facilities contain cross default provisions that could be triggered by the Company’s failure to satisfy or waive its collateral maintenance covenants, if such failure is not cured or waived within the applicable grace period.  Given the foregoing noncompliance, the existence of the cross default provisions, and the absence of any current solution which would cure the noncompliance for at least the next 12 months, the Company has determined that it should classify its outstanding indebtedness as a current liability as of March 31, 2016 and December 31, 2015.

Merger Agreement with Baltic Trading

On April 7, 2015, the Company entered into a definitive merger agreement with Baltic Trading Limited (“Baltic Trading”) under which the Company acquired Baltic Trading in a stock-for-stock transaction (the “Merger”).  Under the terms of the agreement, Baltic Trading became an indirect wholly-owned subsidiary of the Company, and Baltic Trading shareholders (other than the Company and its subsidiaries) received 0.216 shares of the Company’s common stock for each share of Baltic Trading’s common stock they owned at closing, with fractional shares to be settled in cash.  Upon consummation of the transaction on July 17, 2015, the Company’s shareholders owned approximately 84.5% of the combined company, and Baltic Trading’s shareholders (other than the Company and its subsidiaries) owned approximately 15.5% of the combined company.  Shares of Baltic Trading’s Class B stock (all of which are owned by the Company) were canceled in the Merger.  The Company’s common stock began trading on the New York Stock Exchange after consummation of the transaction on July 20, 2015.  The Boards of Directors of both the Company and Baltic Trading established independent special committees to review the transaction and negotiate the terms on behalf of their respective companies.  Both independent special committees unanimously approved the transaction.  The Boards of Directors of both companies approved the Merger by a unanimous vote of directors present and voting, with Peter C. Georgiopoulos, Chairman of the Board of each company, recused for the vote. The Merger was approved on July 17, 2015 at the 2015 Annual Meeting of Shareholders (the “Annual Meeting”).

Prior to the completion of the Merger, the Company prepared its condensed consolidated financial statements in accordance with U.S. GAAP and consolidated the operations of Baltic Trading. The Baltic Trading common shares that the Company acquired in the Merger were previously recognized as a noncontrolling interest in the consolidated financial statements of the Company. Under U.S. GAAP, changes in a parent’s ownership interest in a subsidiary that do not result in the parent losing control of the subsidiary are considered equity transactions (i.e. transactions with owners in their capacity as owners) with any difference between the amount by which the noncontrolling interest is adjusted and the fair value of the consideration paid attributed to the equity of the parent. Accordingly, any difference between the fair value of the Company’s common shares issued in exchange for Baltic Trading common shares pursuant to the Merger was reflected as an adjustment to the equity in the Company. No gain or loss has been recognized in the Company’s Condensed Consolidated Statement of Comprehensive Loss upon completion of the transaction.

Acquisition of Baltic Lion and Baltic Tiger

Additionally, on April 7, 2015, the Company entered into an agreement under which the Company acquired all of the shares of two single-purpose vessel owning entities that were wholly owned by Baltic Trading, each of which owned one Capesize drybulk vessel, specifically the Baltic Lion and Baltic Tiger, for an aggregate purchase price of $68,500, subject to reduction for $40,563 of outstanding first-mortgage debt of such single-purpose entities that was guaranteed by the Company.  For further details, refer to the “Impairment of vessel assets” Section in Note 2 — Summary of Significant Accounting Policies.  These transactions, which closed on April 8, 2015, will be accounted for pursuant to accounting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), for transactions amongst entities under common control.  Accordingly, the difference between the cash paid to Baltic Trading and the Company’s carrying value of the Baltic Lion and Baltic Tiger as of the closing date of $590 was reflected as an adjustment to Additional paid-in capital in the Condensed Consolidated Statement of Equity when the sale was completed on April 7, 2015.  The independent special committees of both companies’ Boards of Directors reviewed and approved these transactions.

Other General Information

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of March 31, 2016:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date	Year Built

Genco Reliance Limited	Genco Reliance	29,952	12/6/04	1999
Genco Vigour Limited	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04	1999
Genco Carrier Limited	Genco Carrier	47,180	12/28/04	1998
Genco Sugar Limited	Genco Sugar	29,952	12/30/04	1998
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05	1999
Genco Progress Limited	Genco Progress	29,952	1/12/05	1999
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05	1997
Genco Success Limited	Genco Success	47,186	1/31/05	1997
Genco Beauty Limited	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited	Genco Knight	73,941	2/16/05	1999
Genco Leader Limited	Genco Leader	73,941	2/16/05	1999
Genco Marine Limited	Genco Marine	45,222	3/29/05	1996
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05	1997

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date	Year Built
Genco Muse Limited	Genco Muse	48,913	10/14/05	2001
Genco Acheron Limited	Genco Acheron	72,495	11/7/06	1999
Genco Surprise Limited	Genco Surprise	72,495	11/17/06	1998
Genco Augustus Limited	Genco Augustus	180,151	8/17/07	2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07	2007
Genco London Limited	Genco London	177,833	9/28/07	2007
Genco Titus Limited	Genco Titus	177,729	11/15/07	2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07	2003
Genco Charger Limited	Genco Charger	28,398	12/14/07	2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07	2005
Genco Predator Limited	Genco Predator	55,407	12/20/07	2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07	2007
Genco Champion Limited	Genco Champion	28,445	1/2/08	2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08	2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08	2007
Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08	2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08	2007
Genco Hadrian Limited	Genco Hadrian	169,694	12/29/08	2008
Genco Commodus Limited	Genco Commodus	169,025	7/22/09	2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09	2009
Genco Claudius Limited	Genco Claudius	169,025	12/30/09	2010
Genco Bay Limited	Genco Bay	34,296	8/24/10	2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10	2010
Genco Avra Limited	Genco Avra	34,391	5/12/11	2011
Genco Mare Limited	Genco Mare	34,428	7/20/11	2011
Genco Spirit Limited	Genco Spirit	34,432	11/10/11	2011
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10	2009
Genco Ardennes Limited	Genco Ardennes	57,981	8/31/10	2009
Genco Auvergne Limited	Genco Auvergne	57,981	8/16/10	2009
Genco Bourgogne Limited	Genco Bourgogne	57,981	8/24/10	2010
Genco Brittany Limited	Genco Brittany	57,981	9/23/10	2010
Genco Languedoc Limited	Genco Languedoc	57,981	9/29/10	2010
Genco Loire Limited	Genco Loire	53,416	8/4/10	2009
Genco Lorraine Limited	Genco Lorraine	53,416	7/29/10	2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10	2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10	2005
Genco Provence Limited	Genco Provence	55,317	8/23/10	2004
Genco Pyrenees Limited	Genco Pyrenees	57,981	8/10/10	2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11	2011
Baltic Lion Limited	Baltic Lion	179,185	4/8/15 (1)	2012
Baltic Tiger Limited	Genco Tiger	179,185	4/8/15 (1)	2011
Baltic Leopard Limited	Baltic Leopard	53,447	4/8/10 (2)	2009
Baltic Panther Limited	Baltic Panther	53,351	4/29/10 (2)	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10 (2)	2009
Baltic Jaguar Limited	Baltic Jaguar	53,474	5/14/10 (2)	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10 (2)	2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10 (2)	2010
Baltic Wind Limited	Baltic Wind	34,409	8/4/10 (2)	2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10 (2)	2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10 (2)	2010
Baltic Fox Limited	Baltic Fox	31,883	9/6/13 (2)	2010
Baltic Hare Limited	Baltic Hare	31,887	9/5/13 (2)	2009
Baltic Hornet Limited	Baltic Hornet	63,574	10/29/14 (2)	2014
Baltic Wasp Limited	Baltic Wasp	63,389	1/2/15 (2)	2015
Baltic Scorpion Limited	Baltic Scorpion	63,462	8/6/15	2015
Baltic Mantis Limited	Baltic Mantis	63,470	10/9/15	2015

(1)         The delivery date for these vessels represents the date that the vessel was purchased from Baltic Trading.

(2)         The delivery date for these vessels represents the date that the vessel was delivered to Baltic Trading.

The Company provides technical services for drybulk vessels purchased by Maritime Equity Partners (“MEP”). Peter C. Georgiopoulos, Chairman of the Board of Directors of GS&T, is a director of and has a minority interest in MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services were initially provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and were provided for an initial term of one year.  MEP has the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee upon a change in control of the Company.  The Company may terminate provision of the services at any time on 60 days’ notice.  On September 30, 2015, under the oversight of an independent committee of our Board of Directors, Genco Management (USA) Limited and MEP entered into certain agreements under which MEP paid $2,178 of the amount of service fees in arrears (of which $261 was paid in 2016 by the new owners of five of the MEP vessels sold in January 2016 as described below) and the daily service fee was reduced from $750 to $650 per day effective on October 1, 2015. During January 2016, five of MEP’s vessels were sold to third-parties and the agency agreement was deemed terminated upon the sale of these vessels.  Based upon the September 30, 2015 agreement, termination fees were due in the amount of $296 which was assumed by the new owners of the five MEP vessels that were sold and has been paid in full during February 2016.  Refer to Note 7 — Related Party Transactions for amounts due to or from MEP as of March 31, 2016 and December 31, 2015.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP which includes the accounts of GS&T and its direct and indirect wholly-owned subsidiaries, including Baltic Trading.  All intercompany accounts and transactions have been eliminated in consolidation.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 (the “2015 10-K”).  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2016.

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

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended March 31, 2016 and 2015 was $19,134 and $18,967, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the estimated scrap value of $310 per lightweight ton (“lwt”) times the weight of the ship noted in lwt.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of March 31, 2016 and December 31, 2015, the Company had an accrual of $307 and $498, respectively, related to these estimated customer claims.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost or market adjustments to re-value the bunker fuel on a quarterly basis.  These differences in bunkers, including lower of cost or market adjustments, resulted in a net loss of $2,297 and $2,292 during the three months ended March 31, 2016 and 2015, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Impairment of vessel assets

During the three months ended March 31, 2016 and 2015, the Company recorded $1,685 and $35,396, respectively, related to the impairment of vessel assets in accordance with ASC 360 — “Property, Plant and Equipment” (“ASC 360”).  At March 31, 2016, the Company determined that the scrapping of the Genco Marine was more likely than not based on discussions with the Company’s Board of Directors.  Additionally, at March 31, 2015, the Company determined that the sale of the Baltic Lion and Baltic Tiger was more likely than not based on Baltic Trading’s expressed consideration to divest of those vessels.  Therefore, at both March 31, 2016 and March 31, 2015, the time utilized to determine the recoverability of the carrying value of the vessel asset was significantly reduced.  After determining that the sum of the estimated undiscounted future cash flows attributable to the Genco Marine did not exceed the carrying value of the vessel at March 31, 2016, the Company reduced the carrying value of the Genco Marine to its net realizable value, which was based on the expected proceeds from scrapping the vessel.  This resulted in an impairment loss of $1,685 during the three months ended March 31, 2016.  On April 5, 2016, the Board of Directors unanimously approved the consent to scrap the Genco Marine.  Similarly, after determining that the sum of the estimated undiscounted future cash flows attributable to the Baltic Lion and Baltic Tiger would not exceed the carrying value of the respective vessels at March 31, 2015, the Company reduced the carrying value of both vessels to their estimated fair value, which was determined primarily based on appraisals and third-party broker quotes. This resulted in an impairment loss of $35,396 during the three months ended March 31, 2015. On April 8, 2015, the Baltic Lion and Baltic Tiger entities were sold to GS&T.   Refer to Note 1 — General Information for details pertaining to the sale of these entities.

Noncontrolling interest

Net loss attributable to noncontrolling interest during the three months ended March 31, 2015 of $40,673 reflects the noncontrolling interest’s share of the net loss of the Company’s subsidiary, Baltic Trading, prior to the Merger on July 17, 2015, which owned and employed drybulk vessels in the spot market, in vessel pools or on spot market-related time charters.  The spot market represents immediate chartering of a vessel, usually for single voyages.  Refer to Note 1— General Information for details pertaining to the Merger.

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

Total revenue earned by the Company for these services during the three months ended March 31, 2016 was $811 of which $0 eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $563 associated with these activities for the three months ended March 31, 2016.  This resulted in estimated tax expense of $253 for the three months ended March 31, 2016. Total revenue earned by the Company for these services during the three months ended March 31, 2015 was $2,189 of which $1,379 eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $1,198 associated with these activities for the three months ended March 31, 2015.  This resulted in estimated tax expense of $520 for the three months ended March 31, 2015.

Prior to the Merger, Baltic Trading was subject to income tax on its United States source income.  However, as a result of the Merger, Baltic Trading should qualify for the Section 883 exemption of the U.S. Internal Revenue Code of 1986 (as amended) in 2016 and in future taxable years as long as GS&T qualifies for the Section 883 exemption.  As such, during the three months ended March 31, 2016, there was no United States income tax recorded for Baltic Trading.  During the three months ended March 31, 2015, Baltic Trading had United States operations that resulted in United States source income of $587 and United States income tax expense of $23.

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). This ASU will require that equity investments are measured at fair value with changes in fair value recognized in net income (loss). ASU 2016-01 will be effective for annual periods beginning after December 15, 2017, and interim periods within those years. Earlier adoption is permitted. The Company is currently evaluating the impact of this adoption on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15 (“ASU 2015-15”), which amends presentation and disclosure requirements outlined in ASU 2015-03, “Interest-Imputation of Interest (ASC Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”) by clarifying guidance for debt issuance costs related to line of credit arrangements by acknowledging the statement by SEC staff that it would not object to presentation of debt issuance costs related to a line of credit arrangement as an asset, and amortizing them ratably over the term of the line of credit arrangement, regardless of whether there were any borrowings outstanding under the agreement. Issued in April 2015, ASU 2015-03 required debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and early adoption is permitted. The Company had adopted ASU 2015-03 during the three months ended March 31, 2016 on a retrospective basis.  Refer to Note 8 — Debt.

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

3 - CASH FLOW INFORMATION

For the three months ended March 31, 2016, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $75 for the Purchase of vessels, including deposits and $9 for the Purchase of other fixed assets.  Lastly, during the three months ended March 31, 2016, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Prepaid expenses and other current assets consisting of $68 associated with the Sale of AFS securities.

Professional fees and trustee fees in the amount of $94 were recognized by the Company in Reorganization items, net for the three months ended March 31, 2016 (refer to Note 16).  During this period, $51 of professional fees and trustee fees were paid through March 31, 2016 and $91 is included in Accounts payable and accrued expenses as of March 31, 2016.

For the three months ended March 31, 2015, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $402 for the Purchase of vessels, including deposits and $98 for the Purchase of other fixed assets.  Additionally, for the three months ended March 31, 2015, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $247 associated with the Payment of deferred financing fees. Lastly, for the three months ended March 31, 2015, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $414 associated with the Cash settlement of non-accredited Note holders.  During the three months ended March 31, 2015, the Company increased the estimated amount of non-accredited holders of the Convertible Senior Notes, which was discharged on July 9, 2014 when the Company emerged from bankruptcy (the “Effective Date”), that are expected to be settled in cash versus settled with common shares.

Professional fees and trustee fees in the amount of $520 were recognized by the Company in Reorganization items, net for the three months ended March 31, 2015 (refer to Note 16).  During this period, $709 of professional fees and trustee fees were paid through March 31, 2015 and $124 is included in Accounts payable and accrued expenses as of March 31, 2015.

During the three months ended March 31, 2015, the Company made a reclassification of $9,694 from Deposits on vessels to Vessels, net of accumulated depreciation, due to the completion of the purchase of Baltic Wasp. No such reclassifications were made during the three months ended March 31, 2016.

During the three months ended March 31, 2016 and 2015, cash paid for interest, net of amounts capitalized, was $6,712 and $3,203, respectively.

During the three months ended March 31, 2016 and 2015, cash paid for estimated income taxes was $222 and $454, respectively.

On February 17, 2016, the Company granted 408,163 and 204,081 shares of nonvested stock under the 2015 Equity Incentive Plan to Peter C. Georgiopoulos, Chairman of the Board of Directors, and John Wobensmith, President, respectively.  The grant date fair value of such nonvested stock was $318.  Refer to Note 18 — Stock-Based Compensation.

4 - VESSEL ACQUISITIONS

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate.  Baltic Trading agreed to purchase two such vessels, which have been renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which Baltic Trading exercised on January 8, 2014. These vessels were renamed the Baltic Mantis and the Baltic Scorpion.  The first of these vessels, the Baltic Hornet, was delivered to Baltic Trading on October 29, 2014.  The Baltic Wasp was delivered to Baltic Trading on January 2, 2015.  The Baltic Scorpion and the Baltic Mantis were delivered to the Company on August 6, 2015 and October 9, 2015, respectively. As of March 31, 2016 and December 31, 2015, deposits on vessels were $0.  The Company has utilized a combination of cash on hand, cash flow from operations as well as debt, including the $148 Million Credit Facility and the 20014 Term Loan Facilities as described in Note 8 — Debt, to fully finance the acquisition of these Ultramax newbuilding drybulk vessels.  On December 30, 2014, Baltic Trading paid $19,645 for the final payment due for the Baltic Wasp which was classified as noncurrent Restricted Cash in the Condensed Consolidated Balance Sheets as of December 31, 2014 as the payment was held in an escrow account and was released to the seller when the vessel was delivered to Baltic Trading on January 2, 2015.

Refer to Note 1 — General Information for a listing of the delivery dates for the vessels in the Company’s fleet.

Capitalized interest expense associated with the newbuilding contracts entered into by Baltic Trading for the three months ended March 31, 2016 and 2015 was $0 and $124, respectively.

5 - INVESTMENTS

The Company holds an investment in the capital stock of Jinhui and the stock of KLC.  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  These investments are designated as AFS and are reported at fair value, with unrealized gains and losses recorded in equity as a component of AOCI.  At March 31, 2016 and December 31, 2015, the Company held 14,614,283 and 15,706,825 shares of Jinhui capital stock, respectively, which is recorded at its fair value of $12,284 and $12,273, respectively, based on the last closing price during each respective quarter on March 31, 2016 and December 30, 2015, respectively.  At March 31, 2016 and December 31, 2015, the Company held 3,355 shares of KLC stock which is recorded at its fair value of $50 and $54, respectively, based on the last closing price during each respective quarter on March 31, 2016 and December 30, 2015.

The Company reviews the investment in Jinhui for indicators of other-than-temporary impairment in accordance with ASC 320-10. Based on the Company’s review, it deemed the investment in Jinhui to be other-than-temporarily impaired as of September 30, 2015 and December 31, 2015 due to the duration and severity of the decline in its market value versus its cost basis and the absence of the intent and ability to recover the initial carrying value of the investment. As a result, the Company recorded an impairment charge in the Condensed Consolidated Statement of Operations of $37,877 during the year ended December 31, 2015.  The Company will continue to review its investments in Jinhui and KLC for impairment on a quarterly basis. There were no impairment charges during the three months ended March 31, 2016 or 2015. The Company’s investment in Jinhui is a Level 1 item under the fair value hierarchy, refer to Note 10 — Fair Value of Financial Instruments.

The unrealized gain (losses) on the Jinhui capital stock and KLC stock are a component of AOCI since these investments are designated as AFS securities.  As part of fresh-start reporting, the Company revised its cost basis for its investments in Jinhui and KLC based on their fair values on the Effective Date.  As a result of the other-than-temporary impairment of the investment in Jinhui, the cost basis for the investment in Jinhui is based on its fair value as of December 31, 2015.

Refer to Note 9 — Accumulated Other Comprehensive Income (Loss) for a breakdown of the components of AOCI, including the effects of any sales of Jinhui shares and other-than-temporary impairment of the investment in Jinhui.

6 — NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net loss per share assumes the vesting of nonvested stock awards (refer to Note 18 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 1,352,644 nonvested shares outstanding at March 31, 2016 (refer to Note 18 — Stock-Based Compensation), all are anti-dilutive. Of the 5,704,974 of MIP Warrants and 3,936,761 of equity warrants outstanding at March 31, 2016, all are anti-dilutive. The Company’s diluted net loss per share will also reflect the assumed conversion of the equity warrants issued on the Effective Date and MIP Warrants issued by the Company (refer to Note 18 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method.

The components of the denominator for the calculation of basic and diluted net loss per share are as follows:

	For the Three Month Ended March 31,
	2016	2015

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	72,187,954	60,430,789

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	72,187,954	60,430,789

Dilutive effect of warrants	—	—

Dilutive effect of restricted stock awards	—	—

Weighted-average common shares outstanding, diluted	72,187,954	60,430,789

7 - RELATED PARTY TRANSACTIONS

The following represent related party transactions reflected in these condensed consolidated financial statements:

The Company incurred travel and other office related expenditures from Gener8 Maritime, Inc. (“Gener8”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.  During the three months ended March 31, 2016 and 2015, the Company incurred travel and other office related expenditures totaling $24 and $30, respectively, reimbursable to Gener8 or its service provider.  At March 31, 2016 and December 31, 2015, the amount due to Gener8 from the Company was $8 and $8, respectively.

During the three months ended March 31, 2016 and 2015, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $0 and $8, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At March 31, 2016 and December 31, 2015, the amount due to Constantine Georgiopoulos was $11 and $11, respectively.

The Company has entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in its fleet.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is Chairman of the Board of Aegean.  During the three months ended March 31, 2016 and 2015, Aegean supplied lubricating oils to the Company’s vessels aggregating $443 and $343, respectively.  At March 31, 2016 and December 31, 2015, $274 and $219 remained outstanding, respectively.

During the three months ended March 31, 2016 and 2015, the Company invoiced MEP for technical services provided, including termination fees, and expenses paid on MEP’s behalf aggregating $812 and $818, respectively.  Peter C. Georgiopoulos, Chairman of the Board, is a director of and has a minority interest in MEP.  At March 31, 2016, $22 was due to MEP from the Company.  At December 31, 2015, $603 was due to the Company from MEP.  Total service revenue earned by the Company, including termination fees, for technical service provided to MEP for the three months ended March 31, 2016 and 2015 was $811 and $810, respectively.

8 - DEBT

Long-term debt consists of the following:

	March 31, 2016	December 31, 2015

Principal amount	$569,980	$588,434
Less: Unamortized debt issuance costs	(8,883)	(9,411)
Less: Current portion	(561,097)	(579,023)

Long-term debt	$—	$—

	March 31, 2016		December 31, 2015
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
$100 Million Term Loan Facility	$58,177	$1,119	$60,100	$1,201
$253 Million Term Loan Facility	135,118	2,356	145,268	2,528
$44 Million Term Loan Facility	37,813	547	38,500	584
2015 Revolving Credit Facility	54,577	—	56,218	—
$98 Million Credit Facility	98,271	2,244	98,271	2,368
$148 Million Credit Facility	137,386	599	140,383	639
$22 Million Term Loan Facility	18,250	350	18,625	376
2014 Term Loan Facilities	30,388	1,668	31,069	1,715

Total debt	$569,980	$8,883	$588,434	$9,411

During the three months ended March 31, 2016, the Company adopted ASU 2015-03 (refer to Note 2 — Summary of Significant Accounting Policies) which requires debt issuance costs related to a recognized debt liability to be presented on the condensed consolidated balance sheets as a direct deduction from the debt liability rather than as a deferred financing cost assets.  The Company applied this guidance for all of its credit facilities with the exception of the 2015 Revolving Credit Facility and the revolving credit facility portion of the $148 Million Credit Facility, which represent revolving credit agreements which are not addressed in ASU 2015-03.  Accordingly, as of March 31, 2016, $8,883 of deferred financing costs were presented as a direct deduction within the outstanding debt balance in the Company’s Condensed Consolidated Balance Sheet. Furthermore, the Company reclassified $9,411 of deferred financing costs from Deferred Financing Costs, net to the Current Portion of Long-Term Debt as of December 31, 2015.

Collateral Maintenance Compliance

The Company is required to be in compliance with covenants under all of its eight credit facilities on a quarterly basis.  At March 31, 2016, we were not in compliance with the collateral maintenance covenants under the 2014 Term Loan Facilities and the $148 Million Credit Facility.  Such noncompliance does not currently constitute an event of default under any of our credit agreements and is subject to cure or waiver within the applicable grace period.  The Company has entered into short-term waivers with its lenders for grace periods following non-compliance until May 31, 2016 under the $100 Million Term Loan Facility, $253 Million Term Loan Facility, the 2015 Revolving Credit Facility and the $148 Million Credit Facility.  See the description of each facility below for detailed information surrounding the specific shortfall and applicable cure.  Additionally, each of the Company’s credit facilities contain cross default provisions that could be triggered by the Company’s failure to satisfy its collateral maintenance covenants if such failure is not cured or waived within the applicable grace period.  Given the foregoing noncompliance, the existence of the cross default provisions, and the absence of any current solution which would cure the noncompliance for at least the next 12 months, the Company has determined that it should classify its outstanding indebtedness as a current liability as of March 31, 2016 and December 31, 2015.

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

The Borrowers borrowed the maximum available amount of $98,271 under the facility on November 10, 2015.  As of March 31, 2016, there was no availability under the $98 Million Credit Facility.  As of March 31, 2016 and December 31, 2015, the total outstanding net debt balance was $96,027 and $95,903, respectively.

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

The Facility Agreement requires the Borrowers and, in certain cases, the Company and Holdco to comply with a number of covenants substantially similar to those in the other credit facilities of Genco and its subsidiaries, including financial covenants related to maximum leverage, minimum consolidated net worth, minimum liquidity, and dividends; collateral maintenance requirements; and other customary covenants.  The Company is prohibited from paying dividends under this facility until May 1, 2017. Following May 1, 2017, the amount of dividends the Company may pay is limited based on the amount of the loans outstanding under the 2015 Revolving Credit Facility (as defined below) and the $98 Million Credit Facility, as well as the ratio of the value of vessels and certain other collateral pledged under the $98 Million Credit Facility. The Facility Agreement includes usual and customary events of default and remedies for facilities of this nature.  As of March 31, 2016 and December 31, 2015, the Company had deposited $9,750 that has been reflected as restricted cash.  Restricted cash will be released only if the underlying collateral is sold or disposed of.

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

As of March 31, 2016, the Company believed it was in compliance with all of the financial covenants under the $98 Million Credit Facility.  However, as of March 31, 2016, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the net debt outstanding under this facility of $96,027 has been classified as current liability in the Condensed Consolidated Balance Sheet as of March 31, 2016.

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

On April 8, 2015, the Company drew down $25,000 on the 2015 Revolving Credit Facility for working capital purposes and to partially fund the purchase of the Baltic Lion and Baltic Tiger from Baltic Trading.  Additionally, on July 10, 2015 and October 14, 2015, the Company drew down $10,000 and $21,218, respectively, on the 2015 Revolving Credit Facility for working capital purposes.  As of March 31, 2016, the Company has utilized its maximum borrowing capacity.  At the March 31, 2016 and December 31, 2015, the total outstanding debt balance was $54,577 and $56,218, respectively.

As of March 31, 2016, the Company believed it was in compliance with all of the financial covenants under the 2015 Revolving Credit Facility.  However, as of March 31, 2016, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the debt outstanding under this facility of $54,577 has been classified as current liability in the Condensed Consolidated Balance Sheets as of March 31, 2016.

On April 7, 2016, the Company entered into a waiver agreement with the lenders under the 2015 Revolving Credit Facility to postpone the due date of the $1,641 amortization payment due April 7, 2016 to May 31, 2016.  As a condition thereof, the amount of the debt service required under the 2015 Revolving Credit Facility will be $3,241 through May 30, 2016.

$100 Million Term Loan Facility

On August 12, 2010, the Company entered into the $100 Million Term Loan Facility. As of March 31, 2016, the Company has utilized its maximum borrowing capacity of $100,000. The Company has used the $100 Million Term Loan Facility to fund or refund the Company a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies.  As of March 31, 2016, there was no availability under the $100 Million Term Loan Facility.  At March 31, 2016 and December 31, 2015, the total outstanding net debt balance was $57,058 and $58,899, respectively.

On the Effective Date, the Company entered into the Amended and Restated $100 Million Term Loan Facility and the Amended and Restated $253 Million Term Loan Facility.  The Amended and Restated Credit Facilities included, among other things:

•                  A paydown as of the Effective Date with respect to payments which became due under the prepetition credit facilities between the Petition Date and the Effective Date and were not paid during the pendency of the Chapter 11 Cases (refer to Note 16 — Reorganization Items, net for discussion of Chapter 11 Cases) ($1,923 for the $100 Million Term Loan Facility and $5,075 for the $253 Million Term Loan Facility).

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

In October 2015 and April 2015 the Company added two unencumbered vessels, the Genco Prosperity and Genco Sugar, respectively, as additional collateral to cover the previous shortfalls in meeting the collateral maintenance test.

A waiver was entered into on March 29, 2016 which required the Company to prepay the $1,923 debt amortization payment due on March 31, 2016 and which waived the collateral maintenance covenant through April 11, 2016.  On April 11, 2016, the Company entered into additional agreements with the lenders under the $100 Million Term Loan Facility which extended the waiver through May 31, 2016.

As of March 31, 2016, the Company believed it was in compliance with all of the financial covenants under the $100 Million Term Loan Facility with the exception of the collateral maintenance covenant, which has been waived.  However, as of March 31, 2016, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the net debt outstanding under this facility of $57,058 has been classified as current liability in the Condensed Consolidated Balance Sheets as of March 31, 2016.

$253 Million Term Loan Facility

On August 20, 2010, the Company entered into the $253 Million Term Loan Facility.  As of March 31, 2016, the Company has utilized its maximum borrowing capacity of $253,000 to fund or refund to the Company a portion of the purchase price of the 13 vessels purchased from Bourbon SA during the third quarter of 2010 and first quarter of 2011.  As of March 31, 2016, there was no availability under the $253 Million Term Loan Facility.  At March 31, 2016 and December 31, 2015, the total outstanding net debt balance was $132,762 and $142,740, respectively.

As of March 31, 2016 and December 31, 2015, the Company has deposited $9,750 that has been reflected as Restricted cash.  Restricted cash will be released only if the underlying collateral is sold or disposed of.

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

A waiver was entered into on March 11, 2016 which required the Company to prepay the $5,075 debt amortization payment due on April 11, 2016 and which waived the collateral maintenance covenant through April 11, 2016.  On April 11, 2016, the Company entered into additional agreements with the lenders under the $253 Million Term Loan Facility which extended the waiver through May 31, 2016.

As of March 31, 2016, the Company believed it was in compliance with all of the financial covenants under the $253 Million Term Loan Facility with the exception of the collateral maintenance covenant, which has been waived.  However, as of March 31, 2016, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the net debt outstanding under this facility of $132,762 has been classified as current liability in the Condensed Consolidated Balance Sheets as of March 31, 2016.

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

On December 23, 2013, Baltic Tiger Limited and Baltic Lion Limited made drawdowns of $21,400 and $22,600 for the Baltic Tiger and Baltic Lion, respectively.  As of March 31, 2016, the Company has utilized its maximum borrowing capacity of $44,000 and there was no further availability.  At March 31, 2016 and December 31, 2015, the total outstanding net debt balance was $37,266 and $37,916, respectively.

As of March 31, 2016, the Company believes it was in compliance with all of the financial covenants under the $44 Million Term Loan Facility.  However, as of March 31, 2016, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the net debt outstanding under this facility of $37,266 has been classified as a current liability in the Condensed Consolidated Balance Sheets as of March 31, 2016.

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

$22 Million Term Loan Facility

On August 30, 2013, Baltic Hare Limited and Baltic Fox Limited, wholly-owned subsidiaries of Baltic Trading, entered into a secured loan agreement with DVB Bank SE for a term loan facility of up to $22,000 (the “$22 Million Term Loan Facility”).  Amounts borrowed and repaid under the $22 Million Term Loan Facility may not be reborrowed.  This facility has a maturity date of the sixth anniversary of the drawdown date for borrowings for the second vessel to be purchased, or September 4, 2019.  Borrowings under the $22 Million Term Loan Facility bear interest at the three-month LIBOR rate plus an applicable margin of 3.35% per annum. A commitment fee of 1.00% per annum is payable on the unused daily portion of the credit facility, which began accruing on August 30, 2013 and ended on September 4, 2013, the date on which the entire $22,000 was borrowed.  Borrowings are to be repaid in 23 quarterly installments of $375 each commencing three months after the last vessel delivery date, or December 4, 2013, and a final payment of $13,375 due on the maturity date.

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

On September 4, 2013, Baltic Hare Limited and Baltic Fox Limited made drawdowns of $10,730 and $11,270 for the Baltic Hare and the Baltic Fox, respectively.  As of March 31, 2016, the Company has utilized its maximum borrowing capacity of $22,000 and there was no further availability.  At March 31, 2016 and December 31, 2015, the total outstanding net debt balance was $17,900 and $18,249, respectively.

As of March 31, 2016, the Company believes it was in compliance with all of the financial covenants under the $22 Million Term Loan Facility.  However, as of March 31, 2016, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the net debt outstanding under this facility of $17,900 has been classified as a current liability in the Condensed Consolidated Balance Sheets as of March 31, 2016.

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

2014 Term Loan Facilities

On October 8, 2014, Baltic Trading and its wholly-owned subsidiaries, Baltic Hornet Limited and Baltic Wasp Limited, each entered into a loan agreement and related documentation for a credit facility in a principal amount of up to $16,800 with ABN AMRO Capital USA LLC and its affiliates (the “2014 Term Loan Facilities”) to partially finance the newbuilding Ultramax vessel that each subsidiary acquired, namely the Baltic Hornet and Baltic Wasp, respectively.  Amounts borrowed under the 2014 Term Loan Facilities may not be reborrowed.  The 2014 Term Loan Facilities have a ten-year term, and the facility amount is to be the lowest of 60% of the delivered cost per vessel, $16,800 per vessel, and 60% of the fair market value of each vessel at delivery.  The 2014 Term Loan Facilities are insured by the China Export & Credit Insurance Corporation (Sinosure) in order to cover political and commercial risks for 95% of the outstanding principal plus interest, which was recorded in deferred financing fees.  Borrowings under the 2014 Term Loan Facilities bear interest at the three or six-month LIBOR rate plus an applicable margin of 2.50% per annum.  Borrowings are to be repaid in 20 equal consecutive semi-annual installments of 1/24 of the facility amount plus a balloon payment of 1/6 of the facility amount at final maturity.  Principal repayments commenced six months after the actual delivery date for each respective vessel.

Borrowings under the 2014 Term Loan Facilities are secured by liens on the vessels acquired with borrowings under these facilities, namely the Baltic Hornet and Baltic Wasp, and other related assets. The Company guarantees the obligations of the Baltic Hornet and Baltic Wasp under the 2014 Term Loan Facilities.

On October 24, 2014, Baltic Trading drew down $16,800 for the purchase of the Baltic Hornet, which was delivered on October 29, 2014.  Additionally, on December 30, 2014, Baltic Trading drew down $16,350 for the purchase of the Baltic Wasp, which was delivered on January 2, 2015.  As of March 31, 2016, the Company had utilized its maximum borrowing capacity and there was no further availability.  At March 31, 2016 and December 31, 2015, the total outstanding net debt balance was $28,720 and $29,354, respectively.

As of March 31, 2016, the Company was not in compliance with the 135% collateral maintenance test, which increased to 135% from 130% on March 31, 2016 pursuant to the Amendment and Consent Agreements as disclosed in the “Amendment and Consent Agreements Related to the Merger” section above.  The actual percentage measured by the Company was 132.5% at March 31, 2016.  Upon payment of the $700 required debt amortization payment on April 29, 2016, the Company was in compliance with the collateral maintenance test.  After the payment, the collateral maintenance percentage increased to 135.6%.  Although the Company has since met the collateral maintenance test as a result of the debt amortization payment, as of March 31, 2016, the Company believed it was probable that it would not be incompliance with certain covenants at measurement dates within the next twelve months.  As such, the net debt outstanding under this facility of $28,720 has been classified as a current liability in the Condensed Consolidated Balance Sheets as of March 31, 2016.

Refer to “Amendment and Consent Agreements Related to the Merger” section above for discussion of the amendments, consents and waiver agreements entered into on July 14, 2015 by Baltic Trading related to the 2014 Term Loan Facilities.  Upon the completion of the Merger on July 17, 2015, the Company executed a guaranty of the obligations of the borrowers under the 2014 Term Loan Facilities.

$148 Million Credit Facility

On December 31, 2014, Baltic Trading entered into a $148,000 senior secured credit facility with Nordea Bank Finland plc, New York Branch (“Nordea”), as Administrative and Security Agent, Nordea and Skandinaviska Enskilda Banken AB (Publ) (“SEB”), as Mandated Lead Arrangers, Nordea, as Bookrunner, and the lenders (including Nordea and SEB) party thereto (the “$148 Million Credit Facility”).  The $148 Million Credit Facility is comprised of an $115,000 revolving credit facility and $33,000 term loan facility.  Borrowings under the revolving credit facility were used to refinance Baltic Trading’s outstanding indebtedness under the 2010 Credit Facility.  Amounts borrowed under the revolving credit facility of the $148 Million Credit Facility may be re-borrowed.  Borrowings under the term loan facility of the $148 Million Credit Facility may be incurred pursuant to two single term loans in an amount of $16,500 each that were used to finance, in part, the purchase of two newbuilding Ultramax vessels that the Company had agreed to acquire, namely the Baltic Scorpion and Baltic Mantis.  Amounts borrowed under the term loan facility of the $148 Million Credit Facility may not be re-borrowed.

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

Borrowings under the $148 Million Credit Facility are secured by liens on nine of Company’s existing vessels that have served as collateral under the 2010 Credit Facility, the two newbuilding Ultramax vessels noted above, and other related assets, including existing or future time charter contracts in excess of 36 months related to the foregoing vessels.

The $148 Million Credit Facility requires the Company to comply with a number of customary covenants substantially similar to those in the 2010 Credit Facility, including financial covenants related to liquidity, leverage, consolidated net worth and collateral maintenance.

As of March 31, 2016, there was no availability under the $148 Million Credit Facility.  As of March 31, 2016 and December 31, 2015, the outstanding debt under the revolving credit facility of the $148 Million Credit Facility was $105,211 and $107,658, respectively.  Additionally, as of March 31, 2016 and December 31, 2014, the outstanding net debt under the term loan facility of the $148 Million Credit Facility was $31,576 and $32,086, respectively.

On January 7, 2015, Baltic Trading drew down $104,500 from the revolving credit facility of the $148 Million Credit Facility.  Using these borrowings, Baltic Trading repaid the $102,250 outstanding under the 2010 Facility. Additionally, on February 27, 2015, Baltic Trading drew down $10,500 from the revolving credit facility of the $148 Million Credit Facility.

On August 3, 2015 and October 7, 2015, the Company drew down $16,500 on the term loan facility on each date for the purchase of the Baltic Scorpion and Baltic Mantis, respectively.  Refer to Note 4 — Vessel Acquisitions.

As of March 31, 2016, the Company was not in compliance with the 140% collateral maintenance test. The actual percentage measured by the Company was 107.3% at March 31, 2016.  Under the terms of the credit facility, the Company would need to remedy such shortfall within 60 days.  A waiver was entered into on April 12, 2016 which extended the cure period to May 31, 2016. Although the Company has since obtained a waiver for the cure period for the collateral maintenance shortfall, as of March 31, 2016, the Company believed it was probable that it would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the debt outstanding under this facility of $136,787 has been classified as a current liability in the Condensed Consolidated Balance Sheets as of March 31, 2016.

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

Interest rates

The following tables sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees.  The following table also includes the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Three Months Ended March 31,
	2016	2015
Effective Interest Rate	4.35%	3.69%
Range of Interest Rates (excluding unused commitment fees)	2.69% to 6.73%	2.73% to 3.76%

9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI included in the accompanying condensed consolidated balance sheets consist of net unrealized gains (losses) from investments in Jinhui stock and KLC stock as of March 31, 2016 and December 31, 2015.

Changes in AOCI by Component

For the Three-Month Period Ended March 31, 2016

Net Unrealized Gain (Loss) on Investments
AOCI — January 1, 2016	$(21)

OCI before reclassifications	859
Amounts reclassified from AOCI	—
Net current-period OCI	859

AOCI — March 31, 2016	$838

Changes in AOCI by Component

For the Three-Month Period Ended March 31, 2015

Net Unrealized Gain (Loss) on Investments
AOCI — January 1, 2015	$(25,317)

OCI before reclassifications	2,359
Amounts reclassified from AOCI	—
Net current-period OCI	2,359

AOCI — March 31, 2015	$(22,958)

10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at March 31, 2016 and December 31, 2015 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$75,604	$75,604	$121,074	$121,074
Restricted cash	19,815	19,815	19,815	19,815
Floating rate debt	569,980	569,980	588,434	588,434

The fair value of the floating rate debt under the $100 Million Term Loan Facility and the $253 Million Term Loan Facility are based on rates obtained upon our emergence from Chapter 11 on the Effective Date and there were no changes to rates pursuant to the April 2015 Amendments.  The fair value of the floating rate debt under the $44 Million Term Loan Facility is based on rates that Baltic Trading initially obtained on the effective date of this facility, and there were no changes pursuant to the Guarantee and Indemnity entered into by the Company during April 2015.  The fair value of the floating rate debt under the 2015 Revolving Credit Facility and the $98 Million Credit Facility are based on rates the Company recently obtained upon the effective date of these facilities on April 7, 2015 and November 4, 2015, respectively.  The fair value of the $148 Million Credit Facility, $22 Million Term Loan Facility and the 2014 Term Loan Facilities is based on rates that Baltic Trading initially obtained upon the effective dates of these facilities which did not change pursuant to the Amendment and Consent Agreements effective on July 14, 2015.  Refer to Note 8 — Debt for further information.  The carrying value approximates the fair market value for these floating rate loans.  The carrying amounts of the Company’s other financial instruments at March 31, 2016 and December 31, 2015 (principally Due from charterers and Accounts payable and accrued expenses), approximate fair values because of the relatively short maturity of these instruments.

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

•                  Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

As of March 31, 2016 and December 31, 2015, the fair values of the Company’s financial assets and liabilities are categorized as follows:

	March 31, 2016
	Total	Quoted Market Prices in Active Markets (Level 1)
Investments	$12,334	$12,334

	December 31, 2015
	Total	Quoted Market Prices in Active Markets (Level 1)
Investments	$12,327	$12,327

The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company also holds an investment in the stock of KLC, which is classified as a long-term investment.  The stock of KLC is publicly traded on the Korea Stock Exchange and is considered a Level 1 item.  Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transaction amongst third parties. The Company did not have any Level 3 financial assets or liabilities as of March 31, 2016 and December 31, 2015.

11 - PREPAID EXPENSES AND OTHER CURRENT AND NONCURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2016	December 31, 2015
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$10,438	$10,478
Prepaid items	5,263	3,917
Insurance receivable	2,175	2,738
Other	2,616	4,236
Total prepaid expenses and other current assets	$20,492	$21,369

Other noncurrent assets in the amount of $514 at March 31, 2016 and December 31, 2015 represent the security deposit related to the operating lease entered into effective April 4, 2011. Refer to Note 17 — Commitments and Contingencies for further information related to the lease agreement.

12 — DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing revolving-debt facilities and other debt offerings and amending existing revolving-debt facilities. These costs are amortized over the life of the related debt and are included in interest expense.  Refer to Note 8 — Debt for further information regarding the existing revolving debt facilities.

Total net deferred financing costs consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

2015 Revolving Credit Facility	$1,254	$1,254
$148 Million Credit Facility	2,774	2,774
Total deferred financing costs	4,028	4,028
Less: accumulated amortization	935	734
Total	$3,093	$3,294

During the three months ended March 31, 2016, the Company adopted ASU 2015-03 (refer to Note 2 — Summary of Significant Accounting Policies) which requires debt issuance costs related to a recognized debt liability to be presented on the condensed consolidated balance sheets as a direct deduction from the debt liability rather than as a deferred financing cost assets.  The Company applied this guidance for all of its credit facilities with the exception of the 2015 Revolving Credit Facility and the revolving credit facility portion of the $148 Million Credit Facility, which represent revolving credit agreements which are not addressed in ASU 2015-03.  Accordingly, as of March 31, 2016, $8,883 of deferred financing costs were presented as a direct deduction within the outstanding debt balance in the Company’s Condensed Consolidated Balance Sheet. Furthermore, the Company reclassified $9,411 of deferred financing costs from Deferred Financing Costs, net to the Current Portion of Long-Term Debt as of December 31, 2015.  Refer to Note 8 —  Debt for further information.

Amortization expense for deferred financing costs, including the deferred financing costs recognized net of the outstanding debt, for the three months ended March 31, 2016 and 2015 was $729 and $487, respectively.  This amortization expense is recorded as a component of Interest expense in the Condensed Consolidated Statements of Operations.

13 - FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2016	December 31, 2015
Fixed assets, at cost:
Vessel equipment	$1,165	$1,086
Furniture and fixtures	462	462
Computer equipment	142	142
Total costs	1,769	1,690
Less: accumulated depreciation and amortization	500	404
Total	$1,269	$1,286

Depreciation and amortization expense for fixed assets for the three months ended March 31, 2016 and 2015 was $96 and $51, respectively.

14 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2016	December 31, 2015
Accounts payable	$5,978	$8,271
Accrued general and administrative expenses	5,335	5,745
Accrued vessel operating expenses	11,626	13,451
Total	$22,939	$27,467

15 — REVENUE FROM TIME CHARTERS

Total voyage revenue includes revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters.  For for the three months ended March 31, 2016 and 2015, the Company earned $20,131 and $33,609 of voyage revenue, respectively.  Included in voyage revenue for the three months ended March 31, 2016 and 2015 was $4 and $0 of profit sharing revenue, respectively.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of May 4, 2016, is expected to be $12,559 for the remainder of 2016 and $1,169 for the year ended December 31, 2017, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For drydockings, the Company assumes twenty days of offhire.  Future minimum revenue excludes revenue earned for the vessels currently in pool arrangements and vessels that are currently on or will be on spot market-related time charters, as spot rates cannot be estimated, as well as profit sharing revenue.

16 — REORGANIZATION ITEMS, NET

On April 21, 2014 (the “Petition Date”), GS&T and its subsidiaries other than Baltic Trading and its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  The Company subsequently emerged from bankruptcy on July 9, 2014, the Effective Date.  Refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 for further detail regarding the bankruptcy filing.

Reorganization items, net represents amounts incurred and recovered subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

	For the Three Months Ended March 31,
	2016	2015
Professional fees incurred	$69	$278
Trustee fees incurred	25	242
Total reorganization fees	$94	$520

Total reorganization items, net	$94	$520

17 — COMMITMENTS AND CONTINGENCIES

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011. Following the expiration of the free base rental period, the monthly base rental payments are $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor was obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that will commence immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the entire lease from June 1, 2011 to September 30, 2025 was $130 prior to the Effective Date.  On the Effective Date, a revised straight-line rent calculation was completed as part of fresh-start reporting.  The revised monthly straight-line rental expense for the remaining term of the lease from the Effective Date to September 30, 2025 is $150.  The Company had a long-term lease obligation at March 31, 2016 and December 31, 2015 of $1,329 and $1,149, respectively.  Rent expense pertaining to this lease for the three months ended March 31, 2016 and 2015 was $452 during both periods.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $807 for the remainder of 2016, $1,076 for 2017, $916 for 2018, $2,230 annually for 2019 and 2020 and a total of $11,130 for the remaining term of the lease.

18 — STOCK-BASED COMPENSATION

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

For the three months ended March 31, 2016 and 2015, the Company recognized amortization expense of the fair value of these warrants, which is included in the Company’s Condensed Consolidated Statements of Operations as a component of General, administrative and management fees, as follows:

	For the Three Months Ended March 31,
	2016	2015
General, administrative and management fees	$3,765	$8,199

Amortization of the unamortized stock-based compensation balance of $11,339 as of March 31, 2016 is expected to be expensed $7,730 and $3,609 during the remainder of 2016 and during the year ending December 31, 2017, respectively.  The following table summarizes the warrant activity for the three months ended March 31, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2016	5,704,974	$30.31	$6.36
Granted	—	—	—
Exercisable	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at March 31, 2016	5,704,974	$30.31	$6.36

The following table summarizes certain information about the warrants outstanding as of March 31, 2016:

	Warrants Outstanding, March 31, 2016			Warrants Exercisable, March 31, 2016
			Weighted			Weighted
		Weighted	Average		Weighted	Average
Weighted		Average	Remaining		Average	Remaining
Average	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Exercise Price	Warrants	Price	Life	Warrants	Price	Life
$30.31	5,704,974	$30.31	4.36	2,852,487	$30.31	4.36

The nonvested stock awards granted under the MIP will vest ratably on each of the three anniversaries of August 7, 2014.    The table below summarizes the Company’s nonvested stock awards for the three months ended March 31, 2016 which were issued under the MIP:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2016	740,400	$20.00
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2016	740,400	$20.00

There were no shares that vested under the MIP during the three months ended March 31, 2016 and 2015.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three months ended March 31, 2016 and 2015, the Company recognized nonvested stock amortization expense for the MIP restricted shares, which is included in General, administrative and management fees, as follows:

	For the Three Months Ended March 31,
	2016	2015
General, administrative and management fees	$1,536	$3,345

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2016, unrecognized compensation cost of $4,627 related to nonvested stock will be recognized over a weighted-average period of 1.35 years.

2015 Equity Incentive Plan

On June 26, 2015, the Company’s Board of Directors approved the 2015 Equity Incentive Plan for awards with respect to an aggregate of 4,000,000 shares of common stock (the “2015 Plan”).  Under the 2015 Plan, the Company’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to the Company’s officers, directors, employees, and consultants.  Awards may consist of stock options, stock appreciation rights, dividend equivalent rights, restricted (nonvested) stock, restricted stock units, and unrestricted stock.  As of March 31, 2016, the Company has awarded restricted stock units and restricted stock under the 2015 Plan.

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) under the 2015 Plan to certain members of the Board of Directors, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests.  The RSUs generally vest on the date of the Company’s annual shareholders meeting following the date of the grant.  As of March 31, 2016 and December 31, 2015, 31,380 and 0 shares, respectively, of the Company’s common stock were outstanding in respect of the RSUs.  Such shares will only be issued in respect of vested RSUs when the director’s service with the Company as a director terminates.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant.  The table below summarizes the Company’s RSUs for the three months ended March 31, 2016:

	Number of RSUs	Weighted Average Grant Date Price
Outstanding at January 1, 2016	58,215	$7.15
Granted	—	—
Vested	(23,286)	7.15
Forfeited	—	—

Outstanding at March 31, 2016	34,929	$7.15

The total fair value of the RSUs that vested during the three months ended March 31, 2016 and 2015 was $12 and $0, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.  On February 17, 2016, the vesting of 23,286 of outstanding RSUs were accelerated upon the resignation of two members on the Company’s Board of Directors.

The following table summarizes certain information of the RSUs unvested and vested as of March 31, 2016:

Unvested RSUs March 31, 2016			Vested RSUs March 31, 2016
Weighted
	Weighted	Average		Weighted
Number of RSUs	Average Grant Date Price	Remaining Contractual Life	Number of RSUs	Average Grant Date Price
34,929	$7.15	0.12	39,474	$7.09

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2016, unrecognized compensation cost of $38 related to RSUs will be recognized over a weighted-average period of 0.12 years.

For the three months ended March 31, 2016 and 2015, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General, administrative and management fees as follows:

	For the Three Months Ended March 31,
	2016	2015
General, administrative and management fees	$155	$—

Restricted Stock

Under the 2015 Plan, grants of restricted common stock issued to executives and Peter C. Georgiopoulos, the Company’s Chairman, vest ratably on each of the three anniversaries of the determined vesting date.  The table below summarizes the Company’s nonvested stock awards for the three months ended March 31, 2016 which were issued under the 2015 Plan:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2016	—	$—
Granted	612,244	0.52
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2016	612,244	$0.52

There were no shares that vested under the 2015 Plan during the three months ended March 31, 2016 and 2015.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three months ended March 31, 2016 and 2015, the Company recognized nonvested stock amortization expense for the 2015 Plan restricted shares, which is included in General, administrative and management fees, as follows:

	For the Three Months Ended March 31,
	2016	2015
General, administrative and management fees	$30	$—

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2016, unrecognized compensation cost of $289 related to nonvested stock will be recognized over a weighted-average period of 2.75 years.

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

The total fair value of shares that vested under the Baltic Trading Plan during the three months ended March 31, 2015 was $0.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three months ended March 31, 2016 and 2015, the Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in General, administrative and management fees, as follows:

	For the Three Months Ended March 31,
	2016	2015
General, administrative and management fees	$—	$816

19 - LEGAL PROCEEDINGS

Refer to the 2015 10-K for a summary and description of any outstanding legal proceedings, which are incorporated herein by reference.  There have been no material changes since the filing of the 2015 10-K.

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

20 - SUBSEQUENT EVENTS

On April 5, 2016, the Board of Directors unanimously approved the consent to scrap the Genco Marine.  Refer to Note 2 — Summary of Significant Accounting Policies for additional information.

On April 7, 2016, the Company entered into a waiver agreement with the lenders under the 2015 Revolving Credit Facility to postpone the due date of the $1,641 amortization payment due April 7, 2016 to May 31, 2016.  As a condition thereof, the amount of the debt service required under the 2015 Revolving Credit Facility will be $3,241 through May 30, 2016. Refer to Note 8 — Debt for further information.

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application.  On July 3, 2015, Samsun filed for rehabilitation proceedings for the second time with the South Korean courts due to financial distress.  On April 8, 2016, the revised rehabilitation plan was approved by the South Korean courts whereby 26% of the remainder of the $3,979 unpaid cash claim settlement from the prior rehabilitation plan, or $1,035, will be settled pursuant to a payment plan over the next ten-year period.  The remaining 74% of the claim will be converted to Samsun shares.

On April 11, 2016, the Company entered in additional agreements with the lenders under the $100 Million Term Loan Facility and the $253 Million Term Loan Facility which extended the waiver of the collateral maintenance covenant from April 11, 2016 to May 31, 2016.  Refer to Note 8 — Debt for further information.

On April 12, 2016, the Company entered into an agreement with the lenders under the $148 Million Credit Facility to extend the cure period for the Company’s shortfall under the collateral maintenance covenant through May 31, 2016.  Refer to Note 8 — Debt for further information.

On April 15, 2016, the shareholders of the Company approved, at a Special Meeting of Shareholders (the “Special Meeting”) on April 15, 2016, proposals to amend the Second Amended and Restated Articles of Incorporation of the Company to (i) increase the number of authorized shares of common stock of the Company from 250,000,000 to 500,000,000  and (ii) authorize the issuance of up to 100,000,000 shares of preferred stock, in one or more classes or series as determined by the Board of Directors of the Company.  Following the Special Meeting on such date, the Company filed Articles of Amendment of its Second Amended and Restated Articles of Incorporation with the Registrar of Corporations of the Republic of the Marshall Islands to implement to the foregoing amendments.  Additionally, at the Special Meeting, the shareholders of the Company approved a proposal to amend the Second Amended and Restated Articles of Incorporation of the Company to effect a reverse stock split of the issued and outstanding shares of Common Stock at a ratio between 1-for-2 and 1-for-25 with such reverse stock split to be effective at such time and date, if at all, as determined by the Board of Directors of the Company, but no later than one year after shareholder approval thereof.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) further declines or sustained weakness in demand in the drybulk shipping industry; (ii) continuation of weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube, oil, bunkers, repairs, maintenance and general, administrative, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the ability to realize the expected benefits of the our merger with Baltic Trading to the degree, in the amounts or in the timeframe anticipated; (xvi) the extent to which our operating results continue to be affected by weakness in market conditions and charter rates; (xvii) our ability to continue as a going concern, (xviii) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xix) our ability to implement measures to resolve our liquidity and covenant compliance issues; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2015 and subsequent reports on Form 8-K and Form 10-Q.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Our fleet currently consists of 70 drybulk vessels, including 13 Capesize, eight Panamax, four Ultramax, 21 Supramax, six Handymax and 18 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 5,158,000 dwt, and the average age of our fleet is currently approximately 9.5 years.  We seek to deploy our vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers, including Cargill International S.A., Swissmarine Services S.A. and the Clipper Logger Pool and Clipper Sapphire Pool, in which Clipper Group acts as the pool manager.  The majority of the vessels in our current fleet are presently engaged under time charter, spot market-related time charter and vessel pool contracts that expire (assuming the option periods in the time charters are not exercised) between May 2016 and June 2017.

See pages 37 - 40 for a table of all vessels in our fleet.

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

Our Board of Directors and Baltic Trading’s Board of Directors established independent special committees to review the transaction and negotiate the terms on behalf of their respective companies.  Both independent special committees unanimously approved the transaction.  The Boards of Directors of both companies approved the merger by unanimous vote of directors present and voting, with Peter C. Georgiopoulos, Chairman of the Board of each company, recused for the vote.  The Merger was approved on July 17, 2015 at the 2015 Annual Meeting of Shareholders.

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

We provide technical services for drybulk vessels purchased by MEP under an agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services were initially provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  MEP will have the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee or without a fee upon a change of our control.  We may terminate provision of the services at any time on 60 days’ notice.  Mr. Georgiopoulos is a director of and has a minority interest in MEP.  This arrangement was approved by an independent committee of our Board of Directors.  On September 30, 2015, under the oversight of an independent committee of our Board of Directors, Genco Management (USA) Limited and MEP entered into certain agreements under which MEP paid $2.2 million of the amount of service fees in arrears (of which $0.3 million was paid in 2016 by the new owners of five of the MEP vessels sold in January 2016 as described below) and the daily service fee was reduced from $750 to $650 per day effective on October 1, 2015.  During January 2016, five of MEP’s vessels were sold to third parties, upon which these vessels were no longer subject to the agency agreement.  Based upon the September 30, 2015 agreement, termination fees were due in the amount $0.3 million, which was assumed by the new owners of the five MEP vessels that were sold.  The amount of these termination fees has been paid in full.  The daily service fee earned for the three months ended March 31, 2016 has also been paid in full.

See Note 8 — Debt of our Condensed Consolidated Financial Statements included in this report for the defined terms we use for each of our credit facilities and a description of each facility.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three months ended March 31, 2016 and 2015 on a consolidated basis, which includes the operations of Baltic Trading.

	For the Three Months Ended March 31,		Increase
	2016	2015	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,183.0	1,170.0	13.0	1.1%
Panamax	728.0	720.0	8.0	1.1%
Ultramax	364.0	178.9	185.1	103.5%
Supramax	1,911.0	1,890.0	21.0	1.1%
Handymax	546.0	540.0	6.0	1.1%
Handysize	1,638.0	1,620.0	18.0	1.1%

Total	6,370.0	6,118.9	251.1	4.1%

Available days (2)
Capesize	1,183.0	1,146.0	37.0	3.2%
Panamax	708.6	708.1	0.5	0.1%
Ultramax	364.0	174.5	189.5	108.6%
Supramax	1,826.8	1,762.4	64.4	3.7%
Handymax	454.1	506.4	(52.3)	(10.3)%
Handysize	1,638.0	1,574.7	63.3	4.0%

Total	6,174.5	5,872.1	302.4	5.1%

Operating days (3)
Capesize	1,182.5	1,143.4	39.1	3.4%
Panamax	704.4	707.9	(3.5)	(0.5)%
Ultramax	361.1	174.5	186.6	106.9%
Supramax	1,790.3	1,745.4	44.9	2.6%
Handymax	417.6	470.7	(53.1)	(11.3)%
Handysize	1,623.1	1,571.5	51.6	3.3%

Total	6,079.0	5,813.4	265.6	4.6%

Fleet utilization (4)
Capesize	100.0%	99.8%	0.2%	0.2%
Panamax	99.4%	100.0%	(0.6)%	(0.6)%
Ultramax	99.2%	100.0%	(0.8)%	(0.8)%
Supramax	98.0%	99.0%	(1.0)%	(1.0)%
Handymax	92.0%	92.9%	(0.9)%	(1.0)%
Handysize	99.1%	99.8%	(0.7)%	(0.7)%

	For the Three Months Ended March 31,		Increase
	2016	2015	(Decrease)	% Change
Fleet average	98.5%	99.0%	(0.5)%	(0.5)%

	For the Three Months Ended March 31,		Increase
	2016	2015	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$252	$4,121	$(3,869)	(93.9)%
Panamax	2,760	4,179	(1,419)	(34.0)%
Ultramax	4,060	6,369	(2,309)	(36.3)%
Supramax	3,025	4,678	(1,653)	(35.3)%
Handymax	1,877	4,946	(3,069)	(62.1)%
Handysize	3,739	6,151	(2,412)	(39.2)%

Fleet average	2,629	4,977	(2,348)	(47.2)%

Daily vessel operating expenses (6)
Capesize	$4,824	$5,143	$(319)	(6.2)%
Panamax	4,260	4,520	(260)	(5.8)%
Ultramax	4,882	4,461	421	9.4%
Supramax	4,749	4,853	(104)	(2.1)%
Handymax	4,523	4,314	209	4.8%
Handysize	4,272	4,382	(110)	(2.5)%

Fleet average	4,573	4,686	(113)	(2.4)%

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

	For the Three Months Ended March 31,
	2016	2015

Voyage revenues (in thousands)	$20,131	$33,609
Voyage expenses (in thousands)	3,896	4,380
	$16,235	$29,229
Total available days	6,174.5	5,872.1
Total TCE rate	$2,629	$4,977

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

Operating Data

The following tables represent the operating data for the three months ended March 31, 2016 and 2015 on a consolidated basis, which includes the operations of Baltic Trading.

	For the Three Months Ended March 31,
	2016	2015	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$20,131	$33,609	$(13,478)	(40.1)%
Service revenues	811	810	1	0.1%

Total revenues	20,942	34,419	(13,477)	(39.2)%

Operating Expenses:
Voyage expenses	3,896	4,380	(484)	(11.1)%
Vessel operating expenses	29,127	28,672	455	1.6%
General, administrative and management fees	12,855	20,324	(7,469)	(36.7)%
Depreciation and amortization	20,339	19,410	929	4.8%
Impairment of vessel assets	1,685	35,396	(33,711)	(95.2)%

Total operating expenses	67,902	108,182	(40,280)	(37.2)%

Operating loss	(46,960)	(73,763)	26,803	(36.3)%
Other expense	(7,176)	(4,289)	(2,887)	67.3%

Loss before reorganization items, net	(54,136)	(78,052)	23,916	(30.6)%
Reorganization items, net	(94)	(520)	426	(81.9)%

Loss before income taxes	(54,230)	(78,572)	24,342	(31.0)%
Income tax expense	(253)	(543)	290	(53.4)%

Net loss	(54,483)	(79,115)	24,632	(31.1)%
Less: Net loss attributable to noncontrolling interest	—	(40,673)	40,673	(100.0)%
Net loss attributable to Genco Shipping & Trading Limited	$(54,483)	$(38,442)	$(16,041)	41.7%

Net loss per share - basic	$(0.75)	$(0.64)	(0.11)	17.2%
Net loss per share - diluted	$(0.75)	$(0.64)	(0.11)	17.2%
Weighted average common shares outstanding - basic	72,187,954	60,430,789	11,757,165	19.5%
Weighted average common shares outstanding - diluted	72,187,954	60,430,789	11,757,165	19.5%

EBITDA (1)	$(26,840)	$(14,189)	$(12,651)	89.2%

(1)         EBITDA represents net (loss) income attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP (i.e. non-GAAP measure) and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our Condensed Consolidated Statements of Cash Flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  Pursuant to the amendments entered into on April 30, 2015 for our $100 Million Term Loan Facility and our $253 Million Term Loan Facility, the definition of Consolidated EBITDA used in the financial covenants has been eliminated. The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading Limited for each of the periods presented above:

	For the Three Months Ended March 31,
	2016	2015
Net loss attributable to Genco Shipping & Trading Limited	$(54,483)	$(38,442)
Net interest expense	7,051	4,300
Income tax expense	253	543
Depreciation and amortization	20,339	19,410

EBITDA (1)	$(26,840)	$(14,189)

Results of Operations

The following tables set forth information about the current employment of the vessels in our fleet as of May 9, 2016:

Vessel	Year Built	Charterer	Charter Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	Swissmarine Services S.A.	Jun. 2016/Feb. 2017	102% of BCI/$7,800(3)
Genco Tiberius	2007	Cargill International S.A.	November 2016	98% of BCI
Genco London	2007	Swissmarine Services S.A.	December 2016	$3,250 with 50% profit sharing
Genco Titus	2007	Swissmarine Services S.A.	June 2016	104.5% of BCI
Genco Constantine	2008	Swissmarine Services S.A.	February 2017	$7,800(4)
Genco Hadrian	2008	Swissmarine Services S.A.	November 2016	98.5% of BCI
Genco Commodus	2009	Swissmarine Asia Pte. Ltd.	March 2017	$3,250 with 50% profit sharing
Genco Maximus	2009	Swissmarine Services S.A.	February 2017	$3,250 with 50% profit sharing
Genco Claudius	2010	Swissmarine Services S.A.	September 2016	99% of BCI
Genco Tiger	2011	Swissmarine Services S.A.	October 2016	103% of BCI
Baltic Lion	2012	Swissmarine Services S.A.	December 2016	$3,250 with 50% profit sharing
Baltic Bear	2010	Swissmarine Services S.A.	February 2017	$7,000(5)
Baltic Wolf	2010	Swissmarine Services S.A.	December 2016	$3,250 with 50% profit sharing

Panamax Vessels
Genco Beauty	1999	Navig8 Inc.	September 2016	94.75% of BPI
Genco Knight	1999	Swissmarine Services S.A.	June 2016	95% of BPI

Genco Leader	1999	Navig8 Pan8 Pool Inc.	July 2016	Spot Pool(6)
Genco Vigour	1999	Swissmarine Services S.A.	June 2016	95% of BPI(7)
Genco Acheron	1999	Hyundai Glovis Co., Ltd.	June 2016	$4,250
Genco Surprise	1998	Windrose SPS Shipping & Trading S.A.	June 2016	$5,500(8)
Genco Raptor	2007	M2M Panamax Pool Ltd.	June 2016	100% of BPI
Genco Thunder	2007	Swissmarine Services S.A.	August 2016	100% of BPI

Ultramax Vessels
Baltic Hornet	2014	Swissmarine Asia Pte. Ltd.	February 2017	115.5% of BSI
Baltic Wasp	2015	Pioneer Navigation Ltd.	January 2017	$3,250 with 50% profit sharing(9)
Baltic Scorpion	2015	Swissmarine Asia Pte. Ltd.	October 2016	115.5% of BSI
Baltic Mantis	2015	Pioneer Navigation Ltd.	December 2016	115% of BSI

Supramax Vessels
Genco Predator	2005	ED&F Man Shipping Ltd.	October 2016	98.5% of BSI
Genco Warrior	2005	Centurion Bulk Pte. Ltd., Singapore	June 2016	98.5% of BSI
Genco Hunter	2007	Pioneer Navigation Ltd.	June 2017	104% of BSI(10)
Genco Cavalier	2007	Siva Bulk Ltd.	May 2016	$5,150(11)
Genco Lorraine	2009	Cargill Ocean Transportation (Singapore) Pte. Ltd.	May 2016	$4,250(12)
Genco Loire	2009	Bulkhandling Handymax A/S	August 2016	Spot Pool(13)
Genco Aquitaine	2009	Bulkhandling Handymax A/S	August 2016	Spot Pool(13)
Genco Ardennes	2009	Clipper Sapphire Pool	November 2016	Spot Pool(14)
Genco Auvergne	2009	Pioneer Navigation Ltd.	June 2016	100% of BSI
Genco Bourgogne	2010	Clipper Sapphire Pool	November 2016	Spot Pool(14)
Genco Brittany	2010	Clipper Sapphire Pool	November 2016	Spot Pool(14)
Genco Languedoc	2010	Clipper Sapphire Pool	November 2016	Spot Pool(14)
Genco Normandy	2007	Harmony Innovation Shipping Ltd.	May 2016	$4,650(15)
Genco Picardy	2005	Centurion Bulk Pte. Ltd., Singapore	July 2016	98.5% of BSI
Genco Provence	2004	Pioneer Navigation Ltd.	August 2016	100% of BSI
Genco Pyrenees	2010	Clipper Sapphire Pool	November 2016	Spot Pool(14)
Genco Rhone	2011	Pioneer Navigation Ltd.	December 2016	100% of BSI
Baltic Leopard	2009	Bulkhandling Handymax A/S	October 2016	Spot Pool(16)
Baltic Panther	2009	Bulkhandling Handymax A/S	August 2016	Spot Pool(13)
Baltic Jaguar	2009	Medi Supra Pool Management	May 2016	$3,500(17)
Baltic Cougar	2009	Bulkhandling Handymax A/S	August 2016	Spot Pool(13)

Handymax Vessels
Genco Success	1997	TST NV, Nevis	February 2017	87.5% of BSI(18)
Genco Carrier	1998	Westline Navigation Co., Ltd.	May 2016	$3,250(19)
Genco Prosperity	1997	TST NV, Nevis	March 2017	87.5% of BSI(20)
Genco Wisdom	1997	ED&F Man Shipping Ltd.	May/Jul. 2016	89%/88.5% of BSI(21)
Genco Marine	1996	Elder Triumphant Shipping Lines Ltd.	April 2016	$4,225(22)
Genco Muse	2001	Dooyang Limited	April 2016	$3,750(23)

Handysize Vessels
Genco Sugar	1998	Clipper Logger Pool	November 2016	Spot Pool(24)
Genco Pioneer	1999	Clipper Logger Pool	November 2016	Spot Pool(24)
Genco Progress	1999	Clipper Logger Pool	November 2016	Spot Pool(24)
Genco Explorer	1999	Clipper Logger Pool	November 2016	Spot Pool(24)
Genco Reliance	1999	Clipper Logger Pool	November 2016	Spot Pool(24)
Baltic Hare	2009	Clipper Logger Pool	November 2016	Spot Pool(24)
Baltic Fox	2010	Clipper Logger Pool	November 2016	Spot Pool(24)

Genco Charger	2005	Clipper Logger Pool	November 2016	Spot Pool(24)
Genco Challenger	2003	Clipper Logger Pool	November 2016	Spot Pool(24)
Genco Champion	2006	Clipper Logger Pool	November 2016	Spot Pool(24)
Baltic Wind	2009	Trammo Bulk Carriers	June 2016	107% of BHSI
Baltic Cove	2010	Clipper Bulk Shipping Ltd.	June 2016	100.5% of BHSI
Baltic Breeze	2010	Trammo Bulk Carriers	January 2017	103% of BHSI
Genco Ocean	2010	Falcon Navigation A/S	July 2016	103% of BHSI
Genco Bay	2010	Clipper Bulk Shipping Ltd.	June 2016	102% of BHSI
Genco Avra	2011	Ultrabulk S.A.	April 2017	104% of BHSI
Genco Mare	2011	Pioneer Navigation Ltd.	June 2017	103.5% of BHSI(25)
Genco Spirit	2011	Clipper Bulk Shipping Ltd.	August 2016	$7,000

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

(3)                   We have agreed to an extension with Swissmarine Services S.A. on a time charter for 8.5 to 12.5 months at a rate of $7,800 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The extension is expected to begin on or about June 1, 2016.

(4)                   We have reached an agreement with Swissmarine Services S.A. on a time charter for 9.5 to 13.5 months at a rate of $7,800 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on May 4, 2016.

(5)                   We have agreed to an extension with Swissmarine Services S.A. on a time charter for 9.5 to 13.5 months at a rate of $7,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The extension began on May 1, 2016.

(6)                   We have reached an agreement to enter this vessel into the Navig8 Pan8 Pool, a vessel pool trading in the spot market of which Navig8 Inc. acts as the pool manager.

(7)                   We have agreed to an extension with Swissmarine Services S.A. on a time charter based on 95% of the Baltic Panamax Index (BPI), published by the Baltic Exchange, as reflected in daily reports. Hire paid every 15 days in arrears less a 5.00% third-party brokerage commission. The minimum and maximum expiration dates of the time charter are May 15, 2016 and November 15, 2016, respectively.

(8)                   We have reached an agreement with Windrose SPS Shipping & Trading S.A. on a time charter for approximately 75 days at a rate of $5,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 7, 2016 after repositioning. The vessel redelivered to us on March 29, 2016.

(9)                   We have agreed to an extension with Pioneer Navigation Ltd. on a time charter for 11 to 14.5 months at a rate of $3,250 per day with a 50% index-based profit sharing component except for the initial 25 days in which the hire rate is $2,500 per day. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. The extension began on February 29, 2016.

(10)            We have agreed to an extension with Pioneer Navigation Ltd. on a spot market-related time charter based on 104% of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. The minimum and maximum expiration dates of the time charter are June 15, 2017 and August 15, 2017, respectively. The extension began on March 16, 2016.

(11)            We have reached an agreement with Siva Bulk Ltd. on a time charter for approximately 25 days at a rate of $5,150 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 22, 2016 after repositioning. The vessel redelivered to us on April 17, 2016.

(12)            We have reached an agreement with Cargill Ocean Transportation (Singapore) Pte. Ltd. on a time charter for approximately 10 days at a rate of $4,250 per day. Hire is paid every 10 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 20, 2016 after repositioning. The vessel redelivered to us on April 16, 2016.

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

(15)            We have reached an agreement with Harmony Innovation Shipping Ltd. on a time charter for approximately 20 days at a rate of $4,650 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on May 3, 2016 after repositioning. The vessel redelivered to us on April 25, 2016.

(16)            We have reached an agreement to enter this vessel into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. Genco can withdraw the vessel with three months’ notice after the vessel has been in the pool for a minimum of four months. The vessel entered the pool on March 13, 2016.

(17)            We have reached an agreement with Medi Supra Pool Management Ltd. on a time charter for approximately 15 days at a rate of $3,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 24, 2016 after repositioning. The vessel redelivered to us on April 18, 2016.

(18)            We have reached an agreement with TST NV, Nevis on a spot-market related time charter based on 87.5% of the BSI, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. The minimum and maximum expiration dates of the time charter are February 1, 2017 and April 1, 2017, respectively. The vessel delivered to charterers on April 14, 2016.

(19)            We have agreed to an extension with Westline Navigation Co., Ltd. on a time charter for approximately 20 days at a rate of $3,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The extension began on April 30, 2016.

(20)            We have agreed to an extension with TST NV, Nevis on a spot market-related time charter based on 87.5% of the BSI, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. The minimum and maximum expiration dates of the time charter are March 15, 2017 and May 15, 2017, respectively.

(21)            We have agreed to an extension with ED&F Man Shipping Ltd. on a time charter for approximately two months to a maximum expiration of April 1, 2017 based on 88.5% of the BSI, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. The extension is expected to begin on or about May 17, 2016.

(22)            The vessel redelivered to us on April 29, 2016.

(23)            The vessel redelivered to us on April 28, 2016 and is currently awaiting next employment.

(24)            We have reached an agreement to enter these vessels into the Clipper Logger Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager. We can withdraw the vessels with a minimum notice of six months.

(25)            We have agreed to an extension with Pioneer Navigation Ltd. on a spot-market related time charter for 12 to 15.5 months based on 103.5% of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports except for the initial 42 days in which hire is based on the average of the Baltic Handysize HS2 and HS3 routes. The extension is expected to begin after completion of drydocking for scheduled maintenance.

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

VOYAGE REVENUES-

For the three months ended March 31, 2016, voyage revenues decreased by $13.5 million, or 40.1%, to $20.1 million as compared to $33.6 million for the three months ended March 31, 2015.  The decrease in voyage revenues was primarily due to lower spot market rates achieved by the majority of our vessels marginally offset by the increase in the size of our fleet following the delivery of two Ultramax newbuilding vessels.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 47.2% to $2,629 a day for the three months ended March 31, 2016 from $4,977 a day for the three months ended March 31, 2015.  The decrease in TCE rates was primarily due to lower spot rates achieved by our vessels during the first quarter of 2016 as compared to the same period last year.  During the first quarter of 2016, the Baltic Dry Index continued to come under considerable pressure reaching an all-time low of 290 on February 11, 2016.

Several seasonal factors materialized during the quarter driving the decline in freight rates, including strong newbuilding deliveries in January, the Chinese New Year celebration in February and various cargo disruptions from the major iron ore producers. The decline in the BDI spurred vessel scrapping to record levels, which helped to partially offset the firm delivery totals. Toward the end of March and into the second quarter, heightened demand for iron ore cargoes together with the onset of the South American grain season have propelled gains in freight rates.

For the three months ended March 31, 2016 and 2015, we had 6,370.0 and 6,118.9 ownership days, respectively.  The increase in ownership days is a result of the delivery of the Baltic Scorpion and Baltic Mantis during the second half of 2015.  Fleet utilization decreased to 98.5% from 99.0% during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to additional repositioning periods during the three months ended March 31, 2016 for some of our Handymax vessels.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services were provided for a fee of $750 per ship per day until October 1, 2015, when the daily fees were reduced to $650 per ship per day pursuant to an agreement entered into between Genco Management (USA) Limited and MEP.  During the three months ended March 31, 2016 and 2015, total service revenue was $0.8 million during both periods.  The marginal increase was primarily a result of termination fees received during the first quarter of 2016 of $0.3 million due to the sale of five of the MEP vessels during January 2016 to third-parties.  This increase was partially offset by a decrease in daily management fees of $0.3 million as a result of the daily fee reduction, as well as the sale of the five MEP vessels.

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

Voyage expenses decreased by $0.5 million from $4.4 million during the three months ended March 31, 2015 as compared to $3.9 million during the three months ended March 31, 2016.  The decrease was primarily due to a $0.7 million decrease in the write down of our bunker inventory at the end of each quarter to its market value resulting from the fact that there was more bunker inventory that was above the market value and need to be adjusted as of March 31, 2015 as compared to March 31, 2016.  Additionally, there was a decrease in bunker consumption of $0.6 million during the first quarter of 2016 as compared to the first quarter of 2015, as well as a $0.2 million decrease in third-party broker commissions as a result of the decrease in voyage revenue earned during the first quarter of 2016 as compared to the first quarter of 2015.  These decreases were partially offset by a $0.7 million increase in net bunker losses recorded during the first quarter of 2016 based on the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a result of the decrease in bunker prices.  Lastly there was an increase of $0.3 million in the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $0.5 million from $28.7 million during the first quarter of 2015 to $29.1 million during the first quarter of 2016.  This increase was primarily due to the operation of a larger fleet as a result of the delivery of two Ultramax newbuilding vessels.

Daily vessel operating expenses decreased to $4,573 per vessel per day for the three months ended March 31, 2016 from $4,686 per day for the three months ended March 31, 2015.  The decrease in daily vessel operating expenses was predominantly due to lower crew and maintenance related expenses.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended March 31, 2016 were $247 below the weighted-average budgeted rate of $4,820 per vessel per day.

Our vessel operating expenses, which generally represent fixed costs for each vessel, increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

We incur general and administrative expenses, which relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, rent, legal, auditing and other professional expenses.  For further information on the restricted shares issued as incentive compensation to our Chairman, our employees and our directors under our 2015 Equity Incentive Plan, and the 2014 Management Incentive Program (the “MIP”), refer to Note 18 — Stock-Based Compensation in our Condensed Consolidated Financial Statements.  Additionally, we incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.

For the three months ended March 31, 2016 and 2015, general, administrative and management fees were $12.9 million and $20.3 million, respectively.  The $7.5 million decrease was primarily due to a decrease in compensation costs relating to non-cash compensation, including grants of restricted stock and warrants.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees increased marginally due to the delivery of the Baltic Scorpion and Baltic Mantis during the second half of 2015.

DEPRECIATION AND AMORTIZATION-

We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years and we estimate the residual value by taking the estimated scrap value of $310 per lightweight ton times the weight of the ship in lightweight tons.

Depreciation and amortization expense increased by $0.9 million to $20.3 million during the three months ended March 31, 2016 as compared to $19.4 million during the three months ended March 31, 2015.  This increase was primarily due to the delivery of the Baltic Scorpion and Baltic Mantis during the second half of 2015.

IMPAIRMENT OF VESSEL ASSETS -

During the three months ended March 31, 2016 and 2015, we recorded $1.7 million and $35.4 million, respectively, Impairment of vessel assets.  At March 31, 2016, we determined that the scrapping of the Genco Marine was more likely than not based on discussions with the Company’s Board of Directors.  Additionally, at March 31, 2015, we determined that the sale of two of Baltic Trading’s vessels, the Baltic Lion and Baltic Tiger, was more likely than not based on Baltic Trading’s expressed consideration to divest of those vessels.  After determining that the sum of the estimated undiscounted future cash flows attributable to the Genco Marine did not exceed the carrying value of the vessel at March 31, 2016, we reduced the carrying value of the Genco Marine to its net realizable value, which was based on the expected proceeds from scrapping the vessel.  This resulted in an impairment loss of $1.7 million during the three months ended March 31, 2016.  On April 5, 2016, the Board of Directors unanimously approved the consent to scrap the Genco Marine.  Similarly, after determining that the sum of the estimated undiscounted future cash flows attributable to the Baltic Lion and Baltic Tiger would not exceed the carrying value of the respective vessels at March 31, 2015, we reduced the carrying value of both vessels to their estimated fair value, which was determined primarily based on appraisals and third-party broker quotes. This resulted in an impairment loss of $35.4 million during the three months ended March 31, 2015. On April 8, 2015, the Baltic Lion and Baltic Tiger entities were sold to GS&T.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

Net interest expense increased by $2.8 million from $4.3 million during the three months ended March 31, 2015 to $7.1 million during the three months ended March 31, 2016.  Net interest expense during the three months ended March 31, 2016 and 2015 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The increase in net interest expense for the first quarter of 2016 as compared to the first quarter of 2015 was primarily due to an increase in interest expense and amortization of deferred financing fees associated with the 2015 Revolving Credit Facility and the $98 Million Credit Facility which were entered into on April 7, 2015 and November 4, 2015, respectively.

REORGANIZATION ITEMS, NET

Reorganization items, net decreased by $0.4 million from $0.5 million during the three months ended March 31, 2015 to $0.1 million during the three months ended March 31, 2016.  These reorganization items include trustee fees and professional fees incurred after the Effective Date in relation to the Chapter 11 Cases.  The decrease is due to the winding down of settlement payments as a result of the Chapter 11 Cases.  Refer to Note 16 — Reorganization items, net in our Condensed Consolidated Financial Statements for further detail.

INCOME TAX EXPENSE-

For the three months ended March 31, 2016, income tax expense was $0.3 million as compared to $0.5 million during the three months ended March 31, 2015.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) Limited (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially managed vessels for Baltic Trading until the Merger on July 17, 2015, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our Condensed Consolidated Financial Statements for further information.  The decrease in income tax expense during the three months ended March 31, 2016 as compared to the same period during the prior year is primarily due to a decrease in income earned by Genco (USA) during the three months ended March 31, 2016 as a result of the cancellation of the Management Agreement with Baltic Trading effective July 18, 2015 pursuant to the Merger.  As a result of the cancellation, Genco (USA) was no longer earning commercial service revenue, management fees and sales and purchase fee from Baltic Trading effective July 18, 2015.  There was also a decrease income earned by Genco (USA) due to the reduction of the daily service fee received from MEP from $750 per vessel to $650 per vessel effective October 1, 2015.  Refer to Note 1 — General Information included in our Condensed Consolidated Financial Statements for further information.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the three months ended March 31, 2016 and 2015, net loss attributable to noncontrolling interest was $0 and $40.7 million, respectively.  Net loss (income) was allocated to the noncontrolling interest up until July 17, 2015 when the Merger was effective.  Once the Merger was effective, the noncontrolling interest allocation was no longer applicable.

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

Given the negative impact of the current drybulk rate environment, we also face covenant compliance issues.  Based on the size of our fleet, our current credit facilities require us to maintain a minimum cash balance of $52.5 million at all times.  In light of our requirements to fund ongoing operations, make payments under our credit facilities, and the possibility of utilizing cash to resolve collateral maintenance shortfalls, we believe that without taking measures described below, which may not be available to us, it is probable that we will not remain in compliance with our minimum cash covenants under our credit facilities during the remainder of 2016.

As a result of the current weakness in vessel values, it is probable that we will not meet the maximum leverage or leverage ratio covenants in our credit facilities during the remainder of 2016.  These covenants requires us to maintain a ratio not to exceed 70% of financial indebtedness divided by value adjusted total assets, each as defined therein.

In addition, given the current weakness in vessel values, we currently do not meet the minimum threshold under the collateral maintenance covenant in certain of our credit facilities, and we believe it is probable that we will not meet such threshold in certain other credit facilities during 2016.  Under the collateral maintenance covenants, as amended, of our $98 Million Credit Facility, 2015 Revolving Credit Facility, $253 Million Term Loan Facility, $100 Million Term Loan Facility, $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and the 2014 Term Loan Facilities, the aggregate valuations of our vessels pledged under each facility must at least be a certain percentage of loans outstanding, which percentages currently are 140%, 140%, 135%, 130%, 140%, 110%, 125% and 135%, respectively. If this test is not met, we may be required to take certain actions to remedy the shortfall.  See “Critical Accounting Policies — Vessels and Depreciation” below for further details of our vessel valuations.

At March 31, 2016, we did not meet the 140% collateral maintenance test under the $148 Million Credit facility.  The actual percentage measured by us was 107.3%.  Under the terms of the credit facility, we would need to remedy such shortfall within 60 days.  We entered into an agreement for a waiver on April 12, 2016, which extended the cure period to May 31, 2016.  Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements.  Additionally, during August 2015, we added two of our unencumbered Handysize vessels, the Genco Pioneer and Genco Progress, as collateral under this facility. Lastly, during December 2015, we added two of our unencumbered Panamax and Handymax vessels, the Genco Leader and Genco Wisdom, respectively, as collateral under this facility. Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements.

At March 31, 2016, we did not meet the 135% collateral maintenance test under the 2014 Term Loan Facilities.  The actual percentage measured by us was 132.5% at March 31, 2016.  Upon payment of the $0.7 million required debt amortization payment on April 29, 2016, the Company was in compliance with the collateral maintenance test, as the collateral maintenance percentage increased to 135.6%.  Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements.

At March 31, 2016, our compliance with the 130% collateral maintenance test under the $100 Million Term Loan Facility was waived as a result of the agreement we entered into on March 29, 2016. The actual percentage measured by us was 102.7% at March 31, 2016.  Under the terms of the credit facility, we must remedy such shortfall within 30 days from the time it is notified by the security agent.  The waiver agreement required us to prepay the $1.9 million debt amortization payment originally due on March 31, 2016 and waived the collateral maintenance covenant through April 11, 2016.  On April 11, 2016, we entered into an agreement to extend the waiver through May 31, 2016.  Additionally, in October 2015 and April 2015, we added two of our unencumbered vessels as collateral to cover the previous shortfalls in meeting the collateral maintenance test.

At March 31, 2016, our compliance with the 135% collateral maintenance test under the $253 Million Term Loan Facility was waived as a result of the agreement we entered into on March 11, 2016.  The actual percentage measured by us was 121.9% at March 31, 2016. Under the terms of the credit facility, we must remedy such shortfall within 30 days from the time we are requested by the agent. The waiver agreement required us to prepay the $5.1 million debt amortization payment originally due on April 11, 2016 and waived the collateral maintenance covenant through April 11, 2016. On April 11, 2016, we entered into an agreement to extend the waiver through May 31, 2016.  Additionally, during July 2015, we added five of our unencumbered vessels, the Genco Thunder, Genco Raptor, Genco Challenger, Genco Reliance and Genco Explorer, as collateral under this facility.  Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements.

On April 7, 2016, we entered into a waiver agreement with the lenders under the 2015 Revolving Credit Facility to postpone the due date of the $1.6 million amortization payment due April 7, 2016 to May 31, 2016.  As a condition thereof, the amount of the debt service required under the 2015 Revolving Credit Facility will remain approximately $3.2 million through May 30, 2016. Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements.

In light of the foregoing, we may require capital to fund ongoing operations and debt service and to maintain compliance with our credit facility covenants.  We are currently in discussions with our lenders in efforts to address our liquidity and covenant compliance issues, and we are also considering a range of alternatives to address these issues.  For example, we may seek to refinance our indebtedness, obtain further waivers or modifications to our credit agreements from our lenders (which may be unavailable or subject to conditions) or raise additional capital through selling assets (including vessels), reducing or delaying capital expenditures, or pursuing other options that may be available to us which may include pursuing strategic opportunities and equity or debt offerings or potentially seeking protection in a Chapter 11 proceeding.  To the extent such actions include dispositions of vessels, our ability to do so on acceptable terms may be limited by depressed vessel values, a second-hand market for the sale of vessels that has become less active, and ongoing limited availability of financing for buyers of vessels.  In addition, to remedy or mitigate our non-compliance under our collateral maintenance covenants, we may prepay a portion of our indebtedness or pledge one or more of our remaining unencumbered vessels.  We cannot be certain that we will accomplish any of the actions described above.

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

As mentioned above, our credit facilities require us to maintain a current minimum cash balance of $52.5 million, certain portions of which can be satisfied by undrawn working capital lines, if available. Pursuant to the terms of the 2015 Revolving Credit Facility and the recent waiver agreement, we are also currently subject to a $3.2 million debt service reserve for that facility only, which is inclusive of the total $52.5 million current minimum cash balance on a fleetwide basis.

Prior to the merger with Baltic Trading, Genco Investments LLC owned 6,356,471 shares of Baltic Trading’s Class B Stock, which represents a 10.85% ownership interest in Baltic Trading and 64.60% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock.  On April 7, 2015, we entered into a definitive merger agreement with Baltic Trading under which we acquired Baltic Trading in a stock-for-stock transaction.  The Merger was approved on July 17, 2015.  Under the terms of the agreement, Baltic Trading became our indirect wholly-owned subsidiary, and Baltic Trading shareholders (other than GS&T and its subsidiaries) received 0.216 shares of our common stock for each share of Baltic Trading’s common stock they owned at closing, with fractional shares to be settled in cash.  Upon consummation of the transaction on July 17, 2015, our shareholders owned approximately 84.5% of the combined company, and Baltic Trading’s shareholders (other than the GS&T and its subsidiaries) owned approximately 15.5% of the combined company.  Shares of Baltic Trading’s Class B stock (all of which are owned by us) were canceled in the Merger.  Our stock began trading on the New York Stock Exchange after consummation of the transaction on July 20, 2015 under the symbol “GNK.”

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

Cash Flow

Net cash used in operating activities for the three months ended March 31, 2016 and 2015 was $27.3 million and $12.3 million, respectively.  Included in the net loss attributable to Genco during the three months ended March 31, 2016 and 2015 are $1.7 million and $35.4 million of non-cash impairment of vessel assets, respectively. Excluding the aforementioned non-cash charges for the three months ended March 31, 2016 and 2015, the loss would be higher by $9.1 million. Also included in the net loss during the three months ended March 31, 2016 and 2015 was $5.5 million and $12.4 million, respectively, of non-cash amortization of non-vested stock compensation due to the vesting of restricted shares and warrants issued under the 2015 Equity Incentive Plan and the MIP. Additionally, the fluctuation in accounts payable and accrued expenses decreased by $7.3 million due to the timing of payments.  The above changes in operating activities were partially offset by a $4.3 million increase in the fluctuation in prepaid expenses and other current assets due to the timing of payments and a $3.5 million decrease in deferred drydocking costs incurred during the first quarter of 2016 as compared to the first quarter of 2015.  Drydocking costs decreased because there were no vessels that completed drydocking during the first quarter of 2016 as compared to five vessels during the first quarter of 2015.

Net cash provided by investing activities was $0.4 million during the three months ended March 31, 2016 as compared to net cash used in investing activities of $4.5 million during the three months ended March 31, 2015. The fluctuation is primarily due to a $23.8 million decrease in the purchase of vessels, including deposits.  The decrease is primarily due to the completion of the purchase of the Baltic Wasp on January 2, 2015.  The decrease in the purchase of vessels, including deposits was partially offset by a $19.6 million decrease in deposits of restricted cash, representing the amount of restricted cash that was held in an escrow account as of December 31, 2014 for the purchase of the Baltic Wasp, which was released to the shipyard upon the vessel delivery on January 2, 2015.

Net cash used in financing activities was $18.6 million during the three months ended March 31, 2016 as compared to net cash provided by financing activities of $2.2 million. Net cash used in financing activities for the three months ended March 31, 2016 consisted primarily of the following: $10.2 million repayment of debt under the $253 Million Term Loan Facility, $3.0 million repayment of debt under the $148 Million Credit Facility, $1.9 million repayment of debt under the $100 Million Term Loan Facility, $1.6 million repayment of debt under the 2015 Revolving Credit Facility, $0.7 million repayment of debt under $44 Million Term Loan Facility, $0.7 million repayment of debt under the 2014 Term Loan Facilities, $0.4 million repayment of debt under the $22 Million Term Loan Facility, and $0.1 million cash settlement paid to non-accredited 5.00% Convertible Senior Note holders. Net cash provided by financing activities for the three months ended March 31, 2015 consisted primarily of $115.0 million of proceeds from the $148 Million Credit Facility partially offset by the following: $102.3 million repayment of debt under the 2010 Credit Facility, $5.3 million repayment of debt under the $253 Million Term Loan Facility, $1.9 million repayment of debt under the $100 Million Term Loan Facility, $0.7 million repayment of debt under the $44 Million Term Loan Facility, $0.4 million repayment of debt under the $22 Million Term Loan Facility and $2.2 million payment of deferred financing costs.

Credit Facilities

Refer to the 2015 10-K for a summary and description of our outstanding credit facilities, including the underlying financial and non-financial covenants, which are incorporated herein by reference.  On April 7, 2015, five of our wholly-owned subsidiaries entered into 2015 Revolving Credit Facility which provided for a $59.5 million revolving credit facility with an uncommitted accordion feature that has since expired. Additionally, on November 4, 2015, thirteen of our wholly-owned subsidiaries entered into the $98 Million Credit facility which was used for working capital purposes.

In terms of waiver agreements, on April 30, 2015, we entered into agreements to amend or waive certain provisions of the $100 Million Term Loan Agreement and the $253 Million Term Loan Facility. Additionally, on July 14, 2015, Baltic Trading and certain of its wholly-owned subsidiaries entered into agreements to amend, provide consents under, or waive certain provisions of the $22 Million Term Loan Facility, the 2014 Term Loan Facilities and the $148 Million Credit Facility.  On March 11, 2016, we entered into a waiver agreement with the lenders under the $253 Million Term Loan Facility to prepay the debt amortization payment due on April 11, 2016 and to waive the collateral maintenance covenant until April 11, 2016, which was extended through May 31, 2016 pursuant to an additional waiver agreement entered into on April 11, 2016.  On March 29, 2016, we entered into a waiver agreement with the lenders under the $100 Million Term Loan Facility to prepay the debt amortization due on March 31, 2016 and to waive the collateral maintenance covenant until April 11, 2016, which was extended through May 31, 2016 pursuant to an additional waiver agreement entered into on April 11, 2016.  On April 7, 2016, we entered into a waiver agreement with the lenders under the 2015 Revolving Credit Facility to postpone the due date of the $1.6 million amortization payment due April 7, 2016 to May 31, 2016.  Lastly, on April 12, 2016, we entered into an agreement with the lenders under the $148 Million Credit Facility to extend the cure period for our shortfall under the collateral maintenance covenant through May 31, 2016.

Refer to Note 8 —Debt in our Condensed Consolidated Financial Statements for further information regarding the terms and fees associated with these agreements and waivers.

At March 31, 2016, we were in compliance with the collateral maintenance covenants or such compliance has been waived under the $100 Million Term Loan Facility; $253 Million Term Loan Facility; the 2015 Revolving Credit Facility; the $98 Million Credit Facility; the $44 Million Term Loan Facility; and the $22 Million Term Loan Facility.  However, at March 31, 2016, we were not in compliance with the collateral maintenance covenants under the $148 Million Credit Facility and the 2014 Term Loan Facilities.  See the description of each facility in Note 8 — Debt in our Condensed Consolidated Financial Statements for detailed information surrounding the specific shortfall and applicable cure. Additionally, each of our credit facilities contain cross default provisions that could be triggered by our failure to satisfy our collateral maintenance covenants if such failure is not cured or waived within the applicable grace period. Given the foregoing noncompliance, the existence of the cross default provisions, and the absence of any current solution which would cure the noncompliance for at least the next 12 months, we have determined that we should classify our outstanding indebtedness, net of unamortized deferred financing costs, of $561.1 million as a current liability as of March 31, 2016 in the Condensed Consolidated Balance Sheets.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At March 31, 2016 and December 31, 2015, we did not have any interest rate swap agreements.  As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  In determining the fair value of interest rate derivatives, we would consider the creditworthiness of both the counterparty and ourselves immaterial. Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations.  Amounts would not and should not be identical due to the different modeling assumptions.  Any material differences would be investigated.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charterers and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of March 31, 2016 and December 31, 2015.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of March 31, 2016.  The table incorporates the employment agreement entered into in September 2007 with our President, John Wobensmith.  The interest and borrowing fees and scheduled credit agreement payments below reflect the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, the $44 Million Term Loan Facility, the 2015 Revolving Credit Facility, the $98 Million Credit Facility, the $22 Million Term Loan Facility, the 2014 Term Loan Facilities and the $148 Million Credit Facility, as well as other fees associated with the facilities.  Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for further information regarding the terms of the aforementioned credit facilities.  The following table also incorporates the future lease payments associated with the lease for our current space and excludes the lease from our former space as we have filed a motion to reject the lease for our former space in the bankruptcy proceedings, which was accepted on the Effective Date upon our emergence from Chapter 11.  Refer to Note 17 — Commitments and Contingencies in our Condensed Consolidated Financial Statements for further information regarding the terms of our current lease agreement.

	Total	Less than One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars in thousands)
Credit Agreements	$569,980	$35,102	$118,527	$399,095	$17,256
Interest and borrowing fees	86,243	19,128	44,431	21,240	1,444
Executive employment agreement	291	291	—	—	—
Office leases	18,389	807	1,992	4,460	11,130
Totals	$674,903	$55,328	$164,950	$424,795	$29,830

(1)         Represents the nine-month period ending December 31, 2016.

Interest expense has been estimated using 0.63% plus the applicable margin of 3.50% for the $100 Million Term Loan Facility and the $253 Million Term Loan Facility, 4.25% for the 2015 Revolving Credit Facility and 6.125% for the $98 Million Credit Facility.  For the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, interest expense has been estimated using 0.63% plus the applicable margin of 3.35%.  Lastly, interest expense has been estimated using 0.63% plus the applicable margin for the $148 Million Credit Facility and for the 2014 Term Loan Facilities of 3.00% and 2.50%, respectively.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of 70 drybulk vessels, including 13 Capesize drybulk carriers, eight Panamax drybulk carriers, four Ultramax drybulk carriers, 21 Supramax drybulk carriers, six Handymax drybulk carriers and 18 Handysize drybulk carriers.

As previously announced, we have initiated a fuel efficiency upgrade program for certain of our vessels. We believe this program will generate considerable fuel savings going forward and increase the future earnings potential for these vessels. The cost of the upgrades, which were performed under the planned drydocking schedule, was approximately $0.3 million for a Supramax vessel and $0.5 million for a Capesize vessel.  The upgrades have been successfully installed on 16 of our vessels, which completed their respective planned drydockings during 2014 and 2015.  Currently, we do not expect to install fuel efficiency upgrades on any of the vessels scheduled to drydock in 2016.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet. We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, and scheduled off-hire days for our fleet through 2017 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2016 (April 1- December 31, 2016)	$8.9	255
2017	$15.6	385

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

During the three months ended March 31, 2016 and 2015, we incurred a total of thirty-one thousand dollars and $3.5 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.  There were no vessels that completed drydocking during the first quarter of 2016 as compared to five during the first quarter of 2015.

None of our vessels completed drydockings during the first quarter of 2016. We estimate that ten of our vessels will be drydocked during the remainder of 2016 and 18 of our vessels will be drydocked during 2017.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes or updates to the critical accounting policies as disclosed in the 2015 10-K.

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value of $310/lwt based on the 15-year average scrap value of steel.  An increase in the residual value of the vessels will decrease the annual depreciation charge over the remaining useful life of the vessels.  Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2015 10-K.  Excluding the three Bourbon vessels we resold immediately upon delivery to MEP at our cost, we have sold three of our vessels since our inception and realized a profit in each instance.  However, we did determine to cancel an acquisition of six drybulk newbuildings in November 2008, incurring a $53.8 million loss from the forfeiture of our deposit and related interest.

At December 31, 2015, we determined that the future undiscounted cash flows did not exceed the net book value for the Genco Marine.  As such, a $4.5 million impairment loss was recorded in order to adjust the value of the Genco Marine to its fair market value as of December 31, 2015.  At March 31, 2016, we determined that the scrapping of the Genco Marine was more likely than not based on discussions with our Board of Directors.  Additionally, at March 31, 2015, we determined that the sale of the Baltic Lion and Baltic Tiger was probably based on Baltic Trading’s expressed consideration to divest of those vessels to increase its liquidity position and strengthen our balance sheet.  Therefore, at March 31, 2016 and 2015, the time utilized to determine the recoverability of the carrying value of the vessel assets was significantly reduced. After determining that the sum of the estimated undiscounted future cash flows attributable to the Genco Marine did not exceed the carrying value of the vessel at March 31, 2016, we reduced the carrying value of the Genco Marine to its net realizable value, which was based on the expected proceeds from scrapping the vessel.  This resulted in an impairment loss of $1.7 million during the three months ended March 31, 2016.  On April 5, 2016, the Board of Directors unanimously approved the consent to scrap the Genco Marine.  Similarly, after determining that the sum of the estimated undiscounted future cash flows attributable to the Baltic Lion and Baltic Tiger would not exceed the carrying value of the respective vessels at March 31, 2015, the Company reduced the carrying value of each vessel to their estimated fair value, which was determined primarily based on appraisals and third-party broker quotes.  On April 7, 2015, we entered into an agreement with Baltic Trading to purchase the Baltic Lion and Baltic Tiger for an aggregate purchase price of $68.5 million, not including commission, which closed on April 8, 2015.  This resulted in an impairment loss related to these vessel assets of $35.4 million during the three months ended March 31, 2015 as it was determined that the estimated undiscounted future cash flows attributable to these vessels would not exceed the carrying value and during the three months ended June 30, 2015, we have recorded a loss on disposal of vessels of $1.2 million.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants or such compliance has been waived under our $100 Million Term Loan Facility; $253 Million Term Loan Facility; 2015 Revolving Credit Facility; $98 Million Credit Facility; $44 Million Term

Loan Facility; and the $22 Million Term Loan Facility at March 31, 2016 pursuant to waivers entered into for certain of the aforementioned credit agreements.  Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for discussion of the remedies taken to resolve the collateral maintenance requirements that were originally not met as of March 31, 2016 for the $148 Million Credit Facility and the 2014 Term Loan Facilities. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the credit facilities.  For unencumbered vessels, we utilized the December 31, 2015 vessel valuations as of March 31, 2016 and December 31, 2015. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at March 31, 2016 and December 31, 2015.  Vessels have been grouped according to their collateralized status as of March 31, 2016.  The carrying value of the Genco Marine at March 31, 2016 reflects the impairment loss recorded for this vessel.

At March 31, 2016, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date were lower than their carrying values at March 31, 2016, with the exception of the Genco Marine, which was unencumbered at March 31, 2016 and written down to its estimated net realizable value as of March 31, 2016.  At December 31, 2015, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date were lower than their carrying values at December 31, 2015, with the exception of the Genco Marine, which was unencumbered at December 31, 2015 and was written down to its fair market value as it was determined that the vessel asset was impaired as of December 31, 2015.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

The amount by which the carrying value at March 31, 2016 of all of the vessels in our fleet, with the exception of the Genco Marine, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $3.0 million to $24.5 million per vessel, and $730.6 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2015 of all of the vessels in our fleet, with the exception of the Genco Marine, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $3.3 million to $21.8 million per vessel, and $699.9 million on an aggregate fleet basis.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $10.6 million at March 31, 2016 and $10.1 million as of December 31, 2015.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels.

			Carrying Value (U.S. dollars in thousands) as of
Vessels	Year Built	Year Acquired	March 31, 2016	December 31, 2015
Unencumbered
Genco Carrier	1998	2004	$9,847	$10,128
Genco Success	1997	2005	9,011	9,291
Genco Marine	1996	2005	2,000	3,750
Genco Muse	2001	2005	13,306	13,569
Genco Acheron	1999	2006	10,806	11,050
Genco Surprise	1998	2006	9,971	10,202
TOTAL			$54,941	$57,990

$98 Million Credit Facility
Genco Constantine	2008	2008	41,564	42,076
Genco Augustus	2007	2007	39,197	39,709
Genco London	2007	2007	37,952	38,409
Genco Titus	2007	2007	38,303	38,762
Genco Tiberius	2007	2007	39,206	39,716
Genco Hadrian	2008	2008	41,221	41,693
Genco Knight	1999	2005	10,858	11,095
Genco Beauty	1999	2005	10,921	11,149
Genco Vigour	1999	2004	10,936	11,161
Genco Predator	2005	2007	18,898	19,187
Genco Cavalier	2007	2008	17,578	17,800
Genco Champion	2006	2008	14,695	14,908
Genco Charger	2005	2007	13,743	13,950
TOTAL			$335,072	$339,615

2015 Revolving Credit Facility
Genco Commodus	2009	2009	43,620	44,107
Genco Maximus	2009	2009	43,642	44,126
Genco Claudius	2010	2009	45,756	46,260

			Carrying Value (U.S. dollars in thousands) as of
Vessels	Year Built	Year Acquired	December 31, 2015	December 31, 2014
Genco Hunter	2007	2007	21,309	21,589
Genco Warrior	2005	2007	18,890	19,182
TOTAL			$173,217	$175,264

$100 Million Term Loan Facility
Genco Bay	2010	2010	19,730	19,952
Genco Ocean	2010	2010	19,759	19,977
Genco Avra	2011	2011	20,837	21,059
Genco Mare	2011	2011	20,842	21,063
Genco Spirit	2011	2011	20,864	21,081
Genco Sugar	1998	2004	7,536	7,729
Genco Prosperity	1997	2005	8,985	9,259
TOTAL			$118,553	$120,120

$253 Million Term Loan Facility
Genco Aquitaine	2009	2010	19,841	20,065
Genco Ardennes	2009	2010	19,850	20,073
Genco Auvergne	2009	2010	20,041	20,264
Genco Bourgogne	2010	2010	20,983	21,215
Genco Brittany	2010	2010	20,991	21,223
Genco Languedoc	2010	2010	21,001	21,232
Genco Loire	2009	2010	19,208	19,430
Genco Lorraine	2009	2010	19,196	19,420
Genco Normandy	2007	2010	17,606	17,825
Genco Picardy	2005	2010	18,903	19,189
Genco Provence	2004	2010	17,815	18,094
Genco Pyrenees	2010	2010	20,991	21,227
Genco Rhone	2011	2011	22,099	22,331
Genco Thunder	2007	2008	18,680	18,907
Genco Raptor	2007	2008	18,648	18,880
Genco Challenger	2003	2007	11,817	12,023
Genco Reliance	1999	2004	8,417	8,609
Genco Explorer	1999	2004	8,376	8,574
TOTAL			$324,463	$328,581

$44 Million Term Loan Facility
Baltic Lion	2009	2013	34,267	34,580
Genco Tiger	2010	2013	31,869	32,157
TOTAL			$66,136	$66,737

$148 Million Credit Facility
Baltic Leopard	2009	2009	19,224	19,444
Baltic Panther	2009	2010	19,230	19,449
Baltic Cougar	2009	2010	19,237	19,455
Baltic Jaguar	2009	2010	19,243	19,459
Baltic Bear	2010	2010	45,065	45,551

			Carrying Value (U.S. dollars in thousands) as of
Vessels	Year Built	Year Acquired	December 31, 2015	December 31, 2014
Baltic Wolf	2010	2010	45,135	45,612
Baltic Wind	2009	2010	18,747	18,963
Baltic Cove	2010	2010	19,725	19,946
Baltic Breeze	2010	2010	19,764	19,980
Baltic Scorpion	2015	2015	29,572	29,815
Baltic Mantis	2015	2015	29,843	30,062
Genco Pioneer	1999	2005	8,322	8,527
Genco Progress	1999	2005	8,364	8,564
Genco Wisdom	1997	2005	9,061	9,334
Genco Leader	1999	2005	10,846	11,084
TOTAL			$321,378	$325,245

$22 Million Term Loan Facility
Baltic Fox	2010	2013	19,335	19,558
Baltic Hare	2009	2013	18,246	18,462
TOTAL			$37,581	$38,020

2014 Term Loan Facilities
Baltic Hornet	2014	2014	27,956	28,198
Baltic Wasp	2015	2015	28,209	28,451
TOTAL			$56,165	$56,649

Consolidated Total			$1,487,506	$1,508,221

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, we would record a loss in the amount of the difference.  See above for information regarding the sale of the Baltic Lion and Baltic Tiger.

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  At March 31, 2016 and December 31, 2015, we did not have any interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  During the three months ended March 31, 2016 and 2015, we were subject to the following interest rates on the outstanding debt under our credit facilities:

•                  $100 Million Term Loan Facility — LIBOR plus 3.50%

•                  $253 Million Term Loan Facility — three-month or six-month LIBOR plus 3.50%

•                  2015 Revolving Credit Facility — three-month LIBOR plus a range of 3.40% to 4.25% effective April 9, 2015 when the facility was entered into

•                  $98 Million Credit Facility — three-month LIBOR plus 6.125% effective November 10, 2015 when the facility was entered into

•                  $44 Million Term Loan Facility — three-month LIBOR plus 3.35%

•                  2010 Credit Facility — LIBOR plus 3.00% until January 7, 2015, when the facility was refinanced with the $148 Million Credit Facility

•                  $148 Million Credit Facility — LIBOR plus 3.00% beginning January 7, 2015 when this facility refinanced the 2010 Credit Facility

•                  $22 Million Term Loan Facility — three-month LIBOR plus 3.35%

•                  2014 Term Loan Facilities — three-month or six-month LIBOR plus 2.50%

A 1% increase in LIBOR would result in an increase of $1.5 million in interest expense for the three months ended March 31, 2016.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  As of March 31, 2016 and December 31, 2015, we did not have any derivative financial instruments.

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

Investments

We hold investments in equity securities of Jinhui, which are classified as available for sale (“AFS”) under Accounting Standards Codification 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”).  Pursuant to guidance in ASC 320-10, changes between our cost basis in these securities and their market value are recognized as an adjustment to their carrying values with an offsetting adjustment to AOCI at each reporting date.  We review the carrying value of such investments on a quarterly basis to determine if there are any indicators of other-than-temporary impairment in accordance with ASC 320-10.  Based on our review as of March 31, 2016, we did not deem our investment in Jinhui to be other-than-temporarily impaired.  However, as of December 31, 2015, based on our review we deemed our investment in Jinhui to be other-than-temporarily impaired as of December 31, 2015 due to the duration and severity of the decline in its market value versus its cost basis and the absence of the intent and ability to recover the initial carrying value of the investment.  We will continue to evaluate the carrying value of such investments on a quarterly basis.  Refer to Note 5 — Investments in the Condensed Consolidated Financial Statements.

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

PART II:                    OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2015 10-K, which could materially affect our business, financial condition or future results. Below is updated information for the following risk factor:

Covenants under our credit facilities may be difficult to satisfy in the current market environment.

Given the negative impact of the current weak drybulk rate environment on our earnings, we face potential covenant compliance issues.  Based on the size of our fleet, our current credit facilities require us to maintain a minimum cash balance of $52.5 million at all times.  In light of our requirements to fund ongoing operations, make payments under our credit facilities, and the possibility of utilizing cash to resolve collateral maintenance shortfalls described below, we believe that without taking measures that are described below, which may not be available to us, it is probable that we will not remain in compliance with our minimum cash covenants under our credit facilities during 2016.

In addition, given the current weakness in vessel values, we currently do not meet the minimum threshold under the collateral maintenance covenant in certain of our credit facilities, and we believe it is probable that we will not meet such threshold in certain others of our credit facilities during 2016.  Additionally, as a result of this weakness in vessel values, it is probable that we will not meet the leverage ratio requirements in our credit facilities during 2016, which requires us to maintain a ratio not to exceed 70% of financial indebtedness divided by value adjusted total assets, each as defined therein.  See Note 8 — Debt in the Condensed Consolidated Financial Statements for a description of each facility and the detailed information surrounding the specific collateral maintenance shortfall and applicable cure, if any.

We are currently in discussions with our lenders in efforts to address our liquidity and covenant compliance issues, and we are also considering a range of alternatives to address these issues.  For example, we may seek waivers or modifications to our credit agreements, which may be unavailable or subject to conditions.  We may also seek to refinance our indebtedness or raise additional capital through equity or debt offerings or selling assets (including vessels).  We cannot be certain that we will accomplish any such actions. Absent such waivers or modifications, if we do not comply with these covenants and fail to cure our non-compliance following applicable notice and expiration of applicable cure periods, we may be in default of one or more of our credit facilities.  As a result, some or all of our indebtedness could be declared immediately due and payable, we may not be able to borrow further under our credit facilities, and we may have to seek alternative sources of financing on terms that may not be favorable to us. If we are unable to service or refinance our current or future indebtedness, we may have to take actions such as reducing or delaying acquisitions or capital expenditures, selling assets, seeking additional debt or equity capital, potentially seeking protection in a Chapter 11 proceeding, or pursuing other restructuring options.  To the extent such actions include dispositions of vessels, our ability to do so on acceptable terms may be limited by depressed vessel values, a second-hand market for the sale of vessels that has become less active, and ongoing limited availability of financing for buyers of vessels.  As a result, we may experience a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 6.  EXHIBITS

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(1)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(2)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(2)

10.1	Restricted Stock Grant Agreement dated as of February 17, 2016 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.*

10.2	Restricted Stock Grant Agreement dated as of February 17, 2016 between Genco Shipping & Trading Limited and John

Exhibit	Document
C. Wobensmith.*

10.3	Letter Agreement dated as of March 11, 2016 by and among Genco Shipping & Trading Limited, the subsidiaries of Genco listed therein, and Deutsche Bank Luxembourg S.A, as Agent.*

10.4	Letter Agreement dated as of March 29, 2016 by and among Genco Shipping & Trading Limited, the subsidiaries of Genco listed therein, and Crédit Agricole Corporate and Investment Bank, as Agent.*

31.1	Certification of President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2016 and 2015 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).**

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

GENCO SHIPPING & TRADING LIMITED

DATE: May 10, 2016	By:	/s/ John C. Wobensmith
John C. Wobensmith
President
(Principal Executive Officer)

DATE: May 10, 2016	By:	/s/ Apostolos Zafolias
Apostolos Zafolias
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(1)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(2)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(2)

10.1	Restricted Stock Grant Agreement dated as of February 17, 2016 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.*

10.2	Restricted Stock Grant Agreement dated as of February 17, 2016 between Genco Shipping & Trading Limited and John C. Wobensmith.*

10.3	Letter Agreement dated as of March 11, 2016 by and among Genco Shipping & Trading Limited, the subsidiaries of Genco listed therein, and Deutsche Bank Luxembourg S.A, as Agent.*

10.4	Letter Agreement dated as of March 29, 2016 by and among Genco Shipping & Trading Limited, the subsidiaries of Genco listed therein, and Crédit Agricole Corporate and Investment Bank, as Agent.*

31.1	Certification of President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2016 and 2015 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).**

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

(Remainder of page left intentionally blank)