Form 10-Q
period 2016-06-30
GENCO SHIPPING & TRADING LTD
filed 2016-08-09
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934

For the quarterly period  ended June 30, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No 

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2016: Common stock, $0.01 per share— 7,354,449 shares.

Genco Shipping & Trading Limited

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	June 30,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$56,662	$121,074
Restricted cash	19,500	19,500
Due from charterers, net of a reserve of $167 and $429, respectively	8,249	10,586
Prepaid expenses and other current assets	19,145	21,369
Total current assets	103,556	172,529

Noncurrent assets:
Vessels, net of accumulated depreciation of $128,899 and $107,998, respectively	1,401,162	1,508,221
Deferred drydock, net of accumulated amortization of $4,385 and $3,207 respectively	13,515	16,177
Deferred financing costs, net of accumulated amortization of $1,136 and $734, respectively	2,892	3,294
Fixed assets, net of accumulated depreciation and amortization of $563 and $404, respectively	1,154	1,286
Other noncurrent assets	514	514
Restricted cash	315	315
Investments	7,280	12,327
Total noncurrent assets	1,426,832	1,542,134

Total assets	$1,530,388	$1,714,663

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$22,832	$27,467
Current portion of long-term debt, net of deferred financing costs of $8,355 and $9,411, respectively	553,301	579,023
Deferred revenue	995	1,058
Total current liabilities:	577,128	607,548

Noncurrent liabilities:
Long-term lease obligations	1,509	1,149
Total noncurrent liabilities	1,509	1,149

Total liabilities	578,637	608,697

Commitments and contingencies

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding 7,354,449 and 7,289,823 shares at June 30, 2016 and December 31, 2015, respectively	74	73
Additional paid-in capital	1,494,032	1,483,105
Accumulated other comprehensive loss	(26)	(21)
Retained deficit	(542,329)	(377,191)
Total equity	951,751	1,105,966
Total liabilities and equity	$1,530,388	$1,714,663

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Voyage revenues	$31,460	$33,772	$51,590	$67,381
Service revenues	414	819	1,225	1,629

Total revenues	31,874	34,591	52,815	69,010

Operating expenses:
Voyage expenses	3,074	3,757	6,970	8,137
Vessel operating expenses	28,538	29,928	57,665	58,599
General, administrative and management fees	13,853	26,491	26,708	46,815
Depreciation and amortization	19,686	19,399	40,025	38,809
Other operating income	(182)	—	(182)	—
Impairment of vessel assets	67,594	—	69,278	35,396
Loss on sale of vessels	77	1,210	77	1,210

Total operating expenses	132,640	80,785	200,541	188,966

Operating loss	(100,766)	(46,194)	(147,726)	(119,956)

Other (expense) income:
Impairment of investment	(2,696)	—	(2,696)	—
Other expense	(50)	(65)	(174)	(54)
Interest income	33	25	95	49
Interest expense	(7,013)	(4,687)	(14,127)	(9,012)

Other expense	(9,726)	(4,727)	(16,902)	(9,017)

Loss before reorganization items, net	(110,492)	(50,921)	(164,628)	(128,973)
Reorganization items, net	(65)	(313)	(160)	(833)

Loss before income taxes	(110,557)	(51,234)	(164,788)	(129,806)
Income tax expense	(96)	(718)	(350)	(1,260)

Net loss	(110,653)	(51,952)	(165,138)	(131,066)
Less: Net loss attributable to noncontrolling interest	—	(11,620)	—	(52,293)
Net loss attributable to Genco Shipping & Trading Limited	$(110,653)	$(40,332)	$(165,138)	$(78,773)

Net loss per share-basic	$(15.32)	$(6.67)	$(22.87)	$(13.03)
Net loss per share-diluted	$(15.32)	$(6.67)	$(22.87)	$(13.03)
Weighted average common shares outstanding-basic	7,221,735	6,048,719	7,220,265	6,045,915
Weighted average common shares outstanding-diluted	7,221,735	6,048,719	7,220,265	6,045,915

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2016 and 2015

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net loss	$(110,653)	$(51,952)	$(165,138)	$(131,066)

Other comprehensive loss	(864)	(3,402)	(5)	(1,043)

Comprehensive loss	(111,517)	(55,354)	(165,143)	(132,109)
Less: Comprehensive loss attributable to noncontrolling interest	—	(11,620)	—	(52,293)
Comprehensive loss attributable to Genco Shipping & Trading Limited	$(111,517)	$(43,734)	$(165,143)	$(79,816)

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Six Months Ended June 30, 2016 and 2015

(U.S. Dollars in Thousands)

(Unaudited)

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Retained	Shareholders’	Noncontrolling
	Stock	Capital	Loss	Deficit	Equity	Interest	Total Equity
Balance — January 1,2016	$73	$1,483,105	$(21)	$(377,191)	$1,105,966	$—	$1,105,966

Net loss				(165,138)	(165,138)	—	(165,138)

Other comprehensive loss			(5)		(5)	—	(5)

Issuance of 61,244 shares of nonvested stock	1	(1)			—	—	—

Issuance of 3,138 shares of vested RSUs	—	—			—	—	—

Nonvested stock amortization		10,928			10,928	—	10,928

Balance — June 30, 2016	$74	$1,494,032	$(26)	$(542,329)	$951,751	$—	$951,751

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Retained	Shareholders’	Noncontrolling
	Stock	Capital	Loss	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2015	$62	$1,251,750	$(25,317)	$(182,294)	$1,044,201	$248,573	$1,292,774

Net loss				(78,773)	(78,773)	(52,293)	(131,066)

Other comprehensive loss			(1,043)		(1,043)	—	(1,043)

Settlement of non-accredited Note holders		(414)			(414)	—	(414)

Equity effect of purchase of entities under common control		590			590	—	590

Nonvested stock amortization		23,215			23,215	1,608	24,823

Balance - June 30, 2015	$62	$1,275,141	$(26,360)	$(261,067)	$987,776	$197,888	$1,185,664

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015

(U.S. Dollars in Thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(165,138)	$(131,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,025	38,809
Amortization of deferred financing costs	1,458	1,051
Amortization of nonvested stock compensation expense	10,928	24,823
Impairment of vessel assets	69,278	35,396
Loss on sale of vessel assets	77	900
Impairment of investment	2,696	—
Realized loss on sale of investment	92	—
Change in assets and liabilities:
Decrease in due from charterers	2,337	283
Decrease (increase) in prepaid expenses and other current assets	2,131	(200)
(Decrease) increase in accounts payable and accrued expenses	(4,338)	7,075
(Decrease) increase in deferred revenue	(63)	1
Increase in lease obligations	360	399
Deferred drydock costs incurred	(1,073)	(7,301)
Net cash used in operating activities	(41,230)	(29,830)

Cash flows from investing activities:
Purchase of vessels, including deposits	(380)	(24,719)
Purchase of other fixed assets	(207)	(353)
Net proceeds from sale of vessel assets	1,923	—
Sale of AFS securities	2,361	—
Changes in deposits of restricted cash	—	19,645
Net cash provided by (used in) investing activities	3,697	(5,427)

Cash flows from financing activities:
Repayments on the $100 Million Term Loan Facility	(3,846)	(3,846)
Repayments on the $253 Million Term Loan Facility	(10,150)	(10,150)
Proceeds from the 2015 Revolving Credit Facility	—	25,000
Repayments on the 2015 Revolving Credit Facility	(3,282)	—
Repayments on the $44 Million Term Loan Facility	(1,375)	(1,375)
Proceeds from the $148 Million Credit Facility	—	115,000
Repayments on the $148 Million Credit Facility	(5,994)	(2,447)
Repayments on the 2010 Credit Facility	—	(102,250)
Repayments on the $22 Million Term Loan Facility	(750)	(750)
Repayments on the 2014 Term Loan Facilities	(1,381)	(700)
Cash settlement of non-accredited Note holders	(101)	(720)
Payment of deferred financing costs	—	(4,271)
Net cash (used in) provided by financing activities	(26,879)	13,491

Net decrease in cash and cash equivalents	(64,412)	(21,766)

Cash and cash equivalents at beginning of period	121,074	83,414
Cash and cash equivalents at end of period	$56,662	$61,648

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect wholly-owned subsidiaries including Baltic Trading Limited (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands and as of June 30, 2016, is the sole owner of all of the outstanding shares or limited liability company interests of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; and the ship-owning subsidiaries as set forth below under “Other General Information.”  As of June 30, 2016, Genco Ship Management LLC is the sole owner of all of the outstanding limited liability company interests of Genco Management (USA) LLC.

On April 15, 2016, the shareholders of the Company approved, at a Special Meeting of Shareholders (the “Special Meeting”), proposals to amend the Second Amended and Restated Articles of Incorporation of the Company to (i) increase the number of authorized shares of common stock of the Company from 250,000,000 to 500,000,000 and (ii) authorize the issuance of up to 100,000,000 shares of preferred stock, in one or more classes or series as determined by the Board of Directors of the Company. The authorized shares did not change as a result of the reverse stock split. Following the Special Meeting on such date, the Company filed Articles of Amendment of its Second Amended and Restated Articlesof Incorporation with the Registrar of Corporations of the Republic of the Marshall Islands to implement to the foregoing amendments. Additionally, at the Special Meeting, the shareholders of the Company approved a proposal to amend the Second Amended and Restated Articles of Incorporation of the Company to effect a reverse stock split of the issued and outstanding shares of Common Stock at a ratio between 1-for-2 and 1-for-25 with such reverse stock split to be effective at such time and date, if at all, as determined by the Board of Directors of the Company, but no later than one year after shareholder approval thereof.

On July 7, 2016, the Company completed a one-for-ten reverse stock split of its common stock.  As a result, all share and per share information included for all periods presented in these Condensed Consolidated Financial Statements, with the exception of any share information for Baltic Trading, reflect the reverse stock split.  Refer to Note 6 — Net Loss per Common Share and Note 18 — Stock-Based Compensation.

Liquidity, Going Concern, and Reclassification of Debt to Current

For purposes of preparing financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the Company is required to disclose if it is in compliance with covenants under all of its nine credit facilities on a quarterly basis.  Pursuant to the Amended Commitment Letter, the $98 Million Credit Facility Commitment Letter and the waiver entered into for the 2014 Term Loan Facilities (refer to Note 8 — Debt for defined terms), the collateral maintenance and maximum leverage requirements under all nine of the Company’s credit facilities have been waived through September 30, 2016, with the exception of the $98 Million Credit Facility Commitment Letter, which reduced the collateral maintenance requirement from 140% to 120% and the 2014 Term Loan Facilities, for which the waivers were extended through October 15, 2016, except that such extended waivers under the 2014 Term Loan Facilities will be void if Sinosure does not approve such waivers by August 19, 2016 or if Sinosure gives written notice to the agent bank that it does not approve the waivers.  Each of the Company’s credit facilities contain cross default provisions that could be triggered by the Company’s failure to satisfy or waive its collateral maintenance and maximum leverage covenants once the waivers expire.  Given the existence of the cross default provisions and the absence of any current solution which would cure the noncompliance for at least the next twelve months, the Company has determined that it should classify its outstanding indebtedness as a current liability as of June 30, 2016 and December 31, 2015.

Persistent weak drybulk industry conditions and historically low charter rates have negatively impacted the Company’s results of operations, cash flows, and liquidity and may continue to do so in the future. The negative impact on the Company’s liquidity, together with a continued decline in vessel values, presents difficulties for remaining in compliance with its credit facility covenants relating to minimum cash, leverage ratios, and collateral maintenance (refer to Note 8 — Debt), which could potentially result in defaults and acceleration of the repayment of its outstanding indebtedness.  These factors, as well as recurring losses from operations and negative working capital, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon, among other things, its ability to: (i) develop and successfully implement a plan to address these factors, which may include refinancing the Company’s existing credit agreements, or obtaining further waivers or modifications to its credit agreements from its lenders, or raising additional capital through selling assets (including vessels), reducing or delaying capital expenditures, or pursuing other options that may be available to the Company which may include pursuing strategic opportunities and equity or debt offerings or potentially seeking protection in a Chapter 11 proceeding; (ii) return to profitability, (iii) generate sufficient cash flow from operations, (iv) remain in compliance with its credit facility covenants, as the same may be modified, and (v) obtain financing sources to meet the Company’s future obligations. The realization of the Company’s assets and the satisfaction of its liabilities are subject to uncertainty.  The accompanying condensed consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern, except in regards to the classification of outstanding indebtedness as described above.

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

Acquisition of Baltic Lion and Baltic Tiger

Additionally, on April 7, 2015, the Company entered into an agreement under which the Company acquired all of the shares of two single-purpose vessel owning entities that were wholly owned by Baltic Trading, each of which owned one Capesize drybulk vessel, specifically the Baltic Lion and Baltic Tiger, for an aggregate purchase price of $68,500, subject to reduction for $40,563 of outstanding first-mortgage debt of such single-purpose entities that was guaranteed by the Company.  For further details, refer to the “Impairment of vessel assets” Section in Note 2 — Summary of Significant Accounting Policies.  These transactions, which closed on April 8, 2015, were accounted for pursuant to accounting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), for transactions among entities under common control.  Accordingly, the difference between the cash paid to Baltic Trading and the Company’s carrying value of the Baltic Lion and Baltic Tiger as of the closing date of $590 was reflected as an adjustment to Additional paid-in capital in the Condensed Consolidated Statement of Equity when the sale was completed on April 7, 2015.  The independent special committees of both companies’ Boards of Directors reviewed and approved these transactions.

Other General Information

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of June 30, 2016:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date		Year Built

Genco Reliance Limited	Genco Reliance	29,952	12/6/04		1999
Genco Vigour Limited	Genco Vigour	73,941	12/15/04		1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04		1999
Genco Carrier Limited	Genco Carrier	47,180	12/28/04		1998
Genco Sugar Limited	Genco Sugar	29,952	12/30/04		1998
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05		1999
Genco Progress Limited	Genco Progress	29,952	1/12/05		1999
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05		1997
Genco Success Limited	Genco Success	47,186	1/31/05		1997
Genco Beauty Limited	Genco Beauty	73,941	2/7/05		1999
Genco Knight Limited	Genco Knight	73,941	2/16/05		1999
Genco Leader Limited	Genco Leader	73,941	2/16/05		1999
Genco Marine Limited	Genco Marine	45,222	3/29/05	(3)	1996
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05		1997
Genco Muse Limited	Genco Muse	48,913	10/14/05		2001
Genco Acheron Limited	Genco Acheron	72,495	11/7/06		1999
Genco Surprise Limited	Genco Surprise	72,495	11/17/06		1998
Genco Augustus Limited	Genco Augustus	180,151	8/17/07		2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07		2007
Genco London Limited	Genco London	177,833	9/28/07		2007
Genco Titus Limited	Genco Titus	177,729	11/15/07		2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07		2003
Genco Charger Limited	Genco Charger	28,398	12/14/07		2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07		2005
Genco Predator Limited	Genco Predator	55,407	12/20/07		2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07		2007
Genco Champion Limited	Genco Champion	28,445	1/2/08		2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08		2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08		2007
Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08		2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08		2007
Genco Hadrian Limited	Genco Hadrian	169,694	12/29/08		2008
Genco Commodus Limited	Genco Commodus	169,025	7/22/09		2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09		2009
Genco Claudius Limited	Genco Claudius	169,025	12/30/09		2010
Genco Bay Limited	Genco Bay	34,296	8/24/10		2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10		2010
Genco Avra Limited	Genco Avra	34,391	5/12/11		2011
Genco Mare Limited	Genco Mare	34,428	7/20/11		2011
Genco Spirit Limited	Genco Spirit	34,432	11/10/11		2011
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10		2009
Genco Ardennes Limited	Genco Ardennes	57,981	8/31/10		2009
Genco Auvergne Limited	Genco Auvergne	57,981	8/16/10		2009
Genco Bourgogne Limited	Genco Bourgogne	57,981	8/24/10		2010
Genco Brittany Limited	Genco Brittany	57,981	9/23/10		2010
Genco Languedoc Limited	Genco Languedoc	57,981	9/29/10		2010
Genco Loire Limited	Genco Loire	53,416	8/4/10		2009
Genco Lorraine Limited	Genco Lorraine	53,416	7/29/10		2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10		2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10		2005
Genco Provence Limited	Genco Provence	55,317	8/23/10		2004
Genco Pyrenees Limited	Genco Pyrenees	57,981	8/10/10		2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11		2011
Baltic Lion Limited	Baltic Lion	179,185	4/8/15	(1)	2012
Baltic Tiger Limited	Genco Tiger	179,185	4/8/15	(1)	2011
Baltic Leopard Limited	Baltic Leopard	53,447	4/8/10	(2)	2009
Baltic Panther Limited	Baltic Panther	53,351	4/29/10	(2)	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10	(2)	2009
Baltic Jaguar Limited	Baltic Jaguar	53,474	5/14/10	(2)	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10	(2)	2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10	(2)	2010
Baltic Wind Limited	Baltic Wind	34,409	8/4/10	(2)	2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10	(2)	2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10	(2)	2010
Baltic Fox Limited	Baltic Fox	31,883	9/6/13	(2)	2010
Baltic Hare Limited	Baltic Hare	31,887	9/5/13	(2)	2009
Baltic Hornet Limited	Baltic Hornet	63,574	10/29/14	(2)	2014
Baltic Wasp Limited	Baltic Wasp	63,389	1/2/15	(2)	2015
Baltic Scorpion Limited	Baltic Scorpion	63,462	8/6/15		2015
Baltic Mantis Limited	Baltic Mantis	63,470	10/9/15		2015

(1)	The delivery date for these vessels represents the date that the vessel was purchased from Baltic Trading.

(2)	The delivery date for these vessels represents the date that the vessel was delivered to Baltic Trading.
(3)	The Genco Marine was scrapped on May 17, 2016. Refer to Note 2 – Summary of Significant Accounting Policies.

The Company provides technical services for drybulk vessels purchased by Maritime Equity Partners (“MEP”).  Peter C. Georgiopoulos, Chairman of the Board of Directors of GS&T, is a director of and has a minority interest in MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services were initially provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and were provided for an initial term of one year.  MEP has the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee upon a change in control of the Company.  The Company may terminate provision of the services at any time on 60 days’ notice. On September 30, 2015, under the oversight of an independent committee of our Board of Directors, Genco Management (USA) LLC and MEP entered into certain agreements under which MEP paid $2,178 of the amount of service fees in arrears (of which $261 was paid in 2016 by the new owners of five of the MEP vessels sold in January 2016 as described below) and the daily service fee was reduced from $750 to $650 per day effective on October 1, 2015. During January 2016, five of MEP’s vessels were sold to third-parties and the agency agreement was deemed terminated upon the sale of these vessels.  Based upon the September 30, 2015 agreement, termination fees were due in the amount of $296 which was assumed by the new owners of the five MEP vessels that were sold and has been paid in full during February 2016.  Refer to Note 7 – Related Party Transactions for amounts due to or from MEP as of June 30, 2016 and December 31, 2015.  During July and August 2016, five additional MEP vessels were sold to third-parties, and the agency agreement was deemed terminated upon the sale of these vessels.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP which includes the accounts of GS&T and its direct and indirect wholly-owned subsidiaries, including Baltic Trading.  All intercompany accounts and transactions have been eliminated in consolidation.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 (the “2015 10-K”).  The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2016.

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

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended June 30, 2016 and 2015 was $18,541 and $18,730, respectively.  Depreciation expense for vessels for the six months ended June 30, 2016 and 2015 was $37,675 and $37,697, respectively.

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

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of June 30, 2016 and December 31, 2015, the Company had an accrual of $310 and $498, respectively, related to these estimated customer claims.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost or market adjustments to re-value the bunker fuel on a quarterly basis.  These differences in bunkers, including lower of cost or market adjustment, resulted in a net loss of $1,508 and $1,566 during the three months ended June 30, 2016 and 2015, respectively.  These differences in bunkers, including lower of cost or market adjustments, resulted in a net loss of $3,805 and $3,858 during the six months ended June 30, 2016 and 2015, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Other operating income

During the three and six months ended June 30, 2016, the Company recorded other operating income of $182.  There was no operating income earned during the three and six months ended June 30, 2015.  Other operating income recorded during the three and six months ended June 30, 2016 consists primarily of $157 received from Samsun Logix Corporation (“Samsun”) pursuant to the revised rehabilitation plan that was approved by the South Korean courts on April 8, 2016.  Refer to Note 17 — Commitments and Contingencies for further information regarding the bankruptcy settlement with Samsun.

Impairment of vessel assets

During the three months ended June 30, 2016 and 2015, the Company recorded $67,594 and $0, respectively, related to the impairment of vessel assets in accordance with ASC 360 — “Property, Plant and Equipment” (“ASC 360”).  Additionally, during the six months ended June 30, 2016 and 2015, the Company recorded $69,278 and $35,396, respectively, related to the impairment of vessel assets in accordance with ASC 360.

At June 8, 2016, the Company determined that the scrapping of nine of its vessels, the Genco Acheron, Genco Carrier, Genco Leader, Genco Pioneer, Genco Prosperity, Genco Reliance, Genco Success, Genco Sugar, and Genco Wisdom, was more likely than not pursuant to the Commitment Letter entered into for the New Credit Facility as defined and disclosed in Note 8 — Debt.  Therefore, at June 8, 2016, the time utilized to determine the recoverability of the carrying value of the vessel assets was significantly reduced.  After determining that the sum of the estimated undiscounted future cash flows attributable to the aforementioned nine vessels did not exceed the carrying value of the vessels at June 8, 2016, the Company reduced the carrying value of the nine vessels to their net realizable value, which was based on the expected net proceeds from scrapping the vessels.  This resulted in an impairment loss of $67,594 during the three and six months ended June 30, 2016.

At March 31, 2016, the Company determined that the scrapping of the Genco Marine was more likely than not based on discussions with the Company’s Board of Directors.  Therefore, at March 31, 2016, the time utilized to determine the recoverability of the carrying value of the vessel asset was significantly reduced.  After determining that the sum of the estimated undiscounted future cash flows attributable to the Genco Marine did not exceed the carrying value of the vessel at March 31, 2016, the Company reduced the carrying value of the Genco Marine to its net realizable value, which was based on the expected proceeds from scrapping the vessel.  This resulted in an impairment loss of $0 and $1,684 during the three and six months ended June 30, 2016, respectively.  On April 5, 2016, the Board of Directors unanimously approved scrapping the Genco Marine and the sale of the Genco Marine to the scrap yard was completed on May 17, 2016.

At March 31, 2015, the Company determined that the sale of the Baltic Lion and Baltic Tiger was more likely than not based on Baltic Trading’s expressed consideration to divest of those vessels.  Therefore, at March 31, 2015, the time utilized to determine the recoverability of the carrying value of the vessel assets was significantly reduced.  Similarly, after determining that the sum of the estimated undiscounted future cash flows attributable to the Baltic Lion and Baltic Tiger would not exceed the carrying value of the respective vessels at March 31, 2015, the Company reduced the carrying value of both vessels to their estimated fair value, which was determined primarily based on appraisals and third-party broker quotes. This resulted in an impairment loss of $0 and $35,396 during the three and six months ended June 30, 2015, respectively. On April 8, 2015, the Baltic Lion and Baltic Tiger entities were sold to GS&T.   Refer to Note 1 — General Information for details pertaining to the sale of these entities.

Loss on disposal of vessels

During the three and six months ended June 30, 2016, the Company recorded $77 related to the loss on the sale of the Genco Marine.  During the three and six months ended June 30, 2015, the Company recorded $1,210 related to the loss on sale of vessels related to the sale of the Baltic Lion and Baltic Tiger entities to GS&T from Baltic Trading on April 8, 2015.

Noncontrolling interest

Net loss attributable to noncontrolling interest during the three and six months ended June 30, 2015 of  $11,620 and $52,293, respectively, reflects the noncontrolling interest’s share of the net loss of the Company’s subsidiary, Baltic Trading, prior to the Merger on July 17, 2015, which owned and employed drybulk vessels in the spot market, in vessel pools or on spot market-related time charters.  The spot market represents immediate chartering of a vessel, usually for single voyages.    Refer to Note 1— General Information for details pertaining to the Merger.

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

Income taxes

Pursuant to certain agreements, GS&T technically and commercially managed vessels for Baltic Trading until the Merger, as well as provides technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are performed by Genco Management (USA) LLC (“Genco (USA)”), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Genco (USA) has entered into a cost-sharing agreement with the Company and Genco Ship Management LLC, collectively Manco, pursuant to which Genco (USA) agrees to reimburse Manco for the costs incurred by Genco (USA) for the use of Manco’s personnel and services in connection with the provision of the services for both Baltic Trading and MEP’s vessels.

Total revenue earned by the Company for these services during the three months ended June 30, 2016 was $414 of which $0 eliminated upon consolidation. After allocation of certain expenses, there was taxable income of $228 associated with these activities for the three months ended June 30, 2016. This resulted in estimated tax expense of $96 for the three months ended June 30, 2016.  Total revenue earned by the Company for these services during the three months ended June 30, 2015 was $2,490 of which $1,671 eliminated upon consolidation. After allocation of certain expenses, there was taxable income of $1,532 associated with these activities for the three months ended June 30, 2015. This resulted in estimated tax expense of $711 for the three months ended June 30, 2015.

Total revenue earned by the Company for these services during the six months ended June 30, 2016 was $1,225 of which $0 eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $791 associated with these activities for the six months ended June 30, 2016.  This resulted in estimated tax expense of $350 for the six months ended June 30, 2016.  Total revenue earned by the Company for these services during the six months ended June 30, 2015 was $4,680 of which $3,051 eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $2,730 associated with these activities for the six months ended June 30, 2016.  This resulted in estimated tax expense of $1,229 for the six months ended June 30, 2016.

Prior to the Merger, Baltic Trading was subject to income tax on its United States source income.  However, as a result of the Merger, Baltic Trading should qualify for the Section 883 exemption of the U.S. Internal Revenue Code of 1986 (as amended) in 2016 and in future taxable years as long as GS&T qualifies for the Section 883 exemption.  As such, during the three and six months ended June 30, 2016, there was no United States income tax recorded for Baltic Trading. During the three and six months ended June 30, 2015, Baltic Trading had United States operations that resulted in United States source income of $178 and $765, respectively.  Baltic Trading’s estimated United States income tax expense for the three and six months ended June 30, 2015 was $7 and  $31, respectively.

Recent accounting pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” which replaces the existing guidance in ASC 840 – Leases.  This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense.  This ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years.  Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. The Company is currently evaluating the impact of this adoption on its consolidated financial statements.

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

In August 2015, the FASB issued ASU No. 2015-15 (“ASU 2015-15”), which amends presentation and disclosure requirements outlined in ASU 2015-03, “Interest-Imputation of Interest (ASC Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”) by clarifying guidance for debt issuance costs related to line of credit arrangements by acknowledging the statement by SEC staff that it would not object to presentation of debt issuance costs related to a line of credit arrangement as an asset, and amortizing them ratably over the term of the line of credit arrangement, regardless of whether there were any borrowings outstanding under the agreement. Issued in April 2015, ASU 2015-03 required debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and early adoption is permitted. The Company adopted ASU 2015-03 during the three months ended March 31, 2016 on a retrospective basis. Refer to Note 8 – Debt.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016.   The Company is evaluating the potential impact of this adoption on its consolidated financial statements.  Subsequent to the issuance of ASU 2014-09, the FASB issued the following ASU’s which amend or provide additional guidance on topics addressed in ASU 2014-09.  In March 2016, the FASB issued ASU No. 2016-08, “Revenue Recognition - Principal versus Agent” (reporting revenue gross versus net). In April 2016, the FASB issued ASU No. 2016-10, “Revenue Recognition - Identifying Performance Obligations and Licenses.”   Lastly, in May 2016, the FASB issued No. ASU 2016-12, “Revenue Recognition - Narrow Scope Improvements and Practical Expedients.”   The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

3 - CASH FLOW INFORMATION

For the six months ended June 30, 2016, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $80 for the Purchase of vessels, including deposits and $81 for the Purchase of other fixed assets. Additionally, during the six months ended June 30, 2016, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Prepaid expenses and other current assets consisting of $41 associated with the Sale of AFS securities.

Professional fees and trustee fees in the amount of $160 were recognized by the Company in Reorganization items, net for the six months ended June 30, 2016 (refer to Note 16 —  Reorganizations Items, net).  During this period, $142 of professional fees and trustee fees were paid through June 30, 2016 and $65 is included in Accounts payable and accrued expenses as of June 30, 2016.

For the six months ended June 30, 2015, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $673 for the Purchase of vessels, including deposits and $102 for the Purchase of other fixed assets.  Additionally, for the six months ended June 30, 2015, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $47 associated with the Payment of deferred financing fees.  Lastly, for the six months ended June 30, 2015, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $111 associated with the Cash settlement of non-accredited Note holders.  During the six months ended June 30, 2015, the Company increased the estimated amount of non-accredited holders of the Convertible Senior Notes, which was discharged on July 9, 2014 when the Company emerged from bankruptcy (the “Effective Date”), that are expected to be settled in cash versus settled with common shares.

Professional fees and trustee fees in the amount of $833 were recognized by the Company in Reorganization items, net for the six months ended June 30, 2015 (refer to Note 16 —  Reorganizations Items, net).  During this period, $947 of professional fees and trustee fees were paid through June 30, 2015 and $198 is included in Accounts payable and accrued expenses as of June 30, 2015.

During the six months ended June 30, 2015, the Company made a reclassification of $9,694 from Deposits on vessels to Vessels, net of accumulated depreciation, due to the completion of the purchase of  Baltic Wasp. No such reclassifications were made during the six months ended June 30, 2016.

During the six months ended June 30, 2016 and 2015, cash paid for interest, net of amounts capitalized, was $12,923 and $6,940, respectively.

During the six months ended June 30, 2016 and 2015, cash paid for estimated income taxes was $512 and $1,369, respectively.

On May 18, 2016, the Company issued 666,664 restricted stock units, or 66,666 restricted stock units on a post-reverse stock split basis, to certain members of the Board of Directors.  The aggregate fair value of these restricted stock units was $340.  Refer to Note 18 — Stock-Based Compensation.

On February 17, 2016, the Company granted 408,163 and 204,081 shares of nonvested stock, or 40,816 and 20,408 shares on a post-reverse stock split basis, under the 2015 Equity Incentive Plan to Peter C. Georgiopoulos, Chairman of the Board of Directors, and John Wobensmith, President, respectively.  The grant date fair value of such nonvested stock was $318.  Refer to Note 18 — Stock-Based Compensation.

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

On April 5, 2016, the Board of Directors unanimously approved scrapping the Genco Marine. On May 17, 2016, the Company completed the sale of the Genco Marine.  The Company realized a net loss of $77 and had net proceeds of $1,923 from the sale of the vessel, including costs incurred to deliver the vessel to the buyer, during the three and six months ended June 30, 2016.  The Company reached an agreement on May 6, 2016 to sell the Genco Marine, a 1996-built Handymax vessel, to be scrapped with Ace Exim Pte Ltd., a demolition yard, for a net amount $2,187 less a 2.0% broker commission payable to a third party.

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate.  Baltic Trading agreed to purchase two such vessels, which have been renamed the Baltic Hornet and

Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which Baltic Trading exercised on January 8, 2014. These vessels were renamed the Baltic Mantis and the Baltic Scorpion. The first of these vessels, the Baltic Hornet, was delivered to Baltic Trading on October 29, 2014. The Baltic Wasp was delivered to Baltic Trading on January 2, 2015. The Baltic Scorpion and the Baltic Mantis were delivered to the Company on August 6, 2015 and October 9, 2015, respectively. The Company has utilized a combination of cash on hand, cash flow from operations as well as debt, including the $148 Million Credit Facility and the 2014 Term Loan Facilities as described in Note 8 — Debt, to fully finance the acquisition of these Ultramax newbuilding drybulk vessels. On December 30, 2014, Baltic Trading paid $19,645 for the final payment due for the Baltic Wasp which was classified as noncurrent Restricted Cash in the Condensed Consolidated Balance Sheets as of December 31, 2014 as the payment was held in an escrow account and was released to the seller when the vessel was delivered to Baltic Trading on January 2, 2015.

Refer to Note 1 — General Information for a listing of the delivery dates for the vessels in the Company’s fleet.

Capitalized interest expense associated with the newbuilding contracts entered into by Baltic Trading  for the three months ended June 30, 2016 and 2015 was $0 and $139, respectively, and $0 and $263 for the six months ended June 30, 2016 and 2015, respectively.

5 – INVESTMENTS

The Company holds an investment in the capital stock of Jinhui and the stock of KLC.  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  These investments are designated as AFS and are reported at fair value, with unrealized gains and losses recorded in equity as a component of AOCI.  At June 30, 2016 and December 31, 2015, the Company held 12,703,100 and 15,706,825 shares of Jinhui capital stock, respectively, which is recorded at its fair value of $7,230 and $12,273, respectively, based on the last closing price during each respective quarter on June 30, 2016 and December 30, 2015, respectively.  At June 30, 2016 and December 31, 2015, the Company held 3,355 shares of KLC stock which is recorded at its fair value of $50 and $54, respectively, based on the last closing price during each respective quarter on June 30, 2016 and December 30, 2015.

The Company reviews the investment in Jinhui for indicators of other-than-temporary impairment in accordance with ASC 320-10. Based on the Company’s review, it deemed the investment in Jinhui to be other-than-temporarily impaired as of June 30, 2016 and December 31, 2015 due to the duration and severity of the decline in its market value versus its cost basis and the absence of the intent and ability to recover the initial carrying value of the investment.  As a result, the Company recorded an impairment charge in the Condensed Consolidated Statement of Operations of $2,696 during the three and six months ended June 30, 2016. The Company will continue to review its investments in Jinhui and KLC for impairment on a quarterly basis.  There were no impairment charges during the three and six months ended June 30, 2015. The Company’s investment in Jinhui is a Level 1 item under the fair value hierarchy, refer to Note 10 — Fair Value of Financial Instruments.

The unrealized gain (losses) on the Jinhui capital stock and KLC stock are a component of AOCI since these investments are designated as AFS securities. As part of fresh-start reporting, the Company revised its cost basis for its investments in Jinhui and KLC based on their fair values on the Effective Date. As a result of the other-than-temporary impairment of the investment in Jinhui, the cost basis for the investment in Jinhui going forward will be based on its fair value as of June 30, 2016.

Refer to Note 9 — Accumulated Other Comprehensive Income (Loss) for a breakdown of the components of AOCI, including the effects of any sales of Jinhui shares and other-than-temporary impairment of the investment in Jinhui.

6 - NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net loss per share assumes the vesting of nonvested stock awards (refer to Note 18 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 201,930 nonvested shares outstanding, including RSUs, at June 30, 2016 (refer to Note 18 — Stock-Based Compensation), all are anti-dilutive. Of the 5,704,974 of MIP Warrants and 3,936,761 of equity warrants outstanding at June 30, 2016, all are anti-dilutive.  The Company’s diluted net loss per share will also reflect the assumed conversion of the equity warrants issued on the Effective Date and MIP Warrants issued by the Company (refer to Note 18 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method.

On July 7, 2016, the Company completed a one-for-ten reverse stock split of its common stock.  As a result, all share and per share information included for all periods presents in these condensed consolidated financial statements reflect the reverse stock split.

The components of the denominator for the calculation of basic and diluted net loss per share are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	7,221,735	6,048,719	7,220,265	6,045,915

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	7,221,735	6,048,719	7,220,265	6,045,915

Dilutive effect of warrants	—	—	—	—

Dilutive effect of restricted stock awards	—	—	—	—

Weighted-average common shares outstanding, diluted	7,221,735	6,048,719	7,220,265	6,045,915

7 - RELATED PARTY TRANSACTIONS

The following represent related party transactions reflected in these condensed consolidated financial statements:

The Company incurred travel and other office related expenditures from Gener8 Maritime, Inc. (“Gener8”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board.  During the six months ended June 30, 2016 and 2015, the Company incurred travel and other office related expenditures totaling $47 and $53, respectively, reimbursable to Gener8 or its service provider. At June 30, 2016 and December 31, 2015, the amount due to Gener8 from the Company was $8 and $8, respectively.

During the six months ended June 30, 2016 and 2015, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $0 and $8, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At June 30, 2016 and December 31, 2015, the amount due to Constantine Georgiopoulos was $11 and $11, respectively.

The Company has entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in its fleet.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is Chairman of the Board of Aegean.  During the six months ended June 30, 2016 and 2015, Aegean supplied lubricating oils to the Company’s vessels aggregating $793 and $663, respectively.  At June 30, 2016 and December 31, 2015, $254 and $219 remained outstanding, respectively.

During the six months ended June 30, 2016 and 2015, the Company invoiced MEP for technical services provided, including termination fees, and expenses paid on MEP’s behalf aggregating $1,208 and $1,596, respectively. Peter C. Georgiopoulos, Chairman of the Board, is a director of and has a minority interest in MEP.  At June 30, 2016, $40 was due to MEP from the Company.  At December 31, 2015, $603 was due to the Company from MEP.  Total service revenue earned by the Company, including termination fees, for technical service provided to MEP for the six months ended June 30, 2016 and 2015 was $1,225 and $1,629, respectively.

8 – DEBT

Long-term debt consists of the following:

	June 30,	December 31,
	2016	2015

Principal amount	$561,656	$588,434
Less: Unamortized debt issuance costs	(8,355)	(9,411)
Less: Current portion	(553,301)	(579,023)

Long-term debt	$—	$—

	June 30, 2016		December 31, 2015
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Cost	Principal	Cost
$100 Million Term Loan Facility	$56,253	$1,037	$60,100	$1,201
$253 Million Term Loan Facility	135,118	2,184	145,268	2,528
$44 Million Term Loan Facility	37,125	511	38,500	584
2015 Revolving Credit Facility	52,935	—	56,218	—
$98 Million Credit Facility	98,271	2,119	98,271	2,368
$148 Million Credit Facility	134,391	559	140,383	639
$22 Million Term Loan Facility	17,875	325	18,625	376
2014 Term Loan Facilities	29,688	1,620	31,069	1,715

Total debt	$561,656	$8,355	$588,434	$9,411

During the three months ended March 31, 2016, the Company adopted ASU 2015-03 (refer to Note 2 – Summary of Significant Accounting Policies) which requires debt issuance costs related to a recognized debt liability to be presented on the condensed consolidated balance sheets as a direct deduction from the debt liability rather than as a deferred financing cost assets.  The Company applied this guidance for all of its credit facilities with the exception of the 2015 Revolving Credit Facility and the revolving credit facility portion of the $148 Million Credit Facility, which represent revolving credit agreements which are not addressed in ASU 2015-03.  Accordingly, as of June 30, 2016, $8,355 of deferred financing costs were presented as a direct deduction within the outstanding debt balance in the Company’s Condensed Consolidated Balance Sheet. Furthermore, the Company reclassified $9,411 of deferred financing costs from Deferred Financing Costs, net to the Current Portion of Long-Term Debt as of December 31, 2015.

Commitment Letter

On June 8, 2016, the Company entered into a Commitment Letter (the “Commitment Letter”) for a senior secured loan facility (the “New Facility”) for an aggregate principal amount of up to $400,000 with Nordea Bank Finland plc, New York Branch, Skandinaviska Enskilda Banken AB (publ), DVB Bank SE, ABN AMRO Capital USA LLC, Crédit Agricole Corporate and Investment Bank, Deutsche Bank AG Filiale Deutschlandgeschäft, Crédit Industriel et Commercial, and BNP Paribas.  The New Facility is intended to refinance the Company’s $100 Million Term Loan Facility, $253 Million Term Loan Facility, $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and 2015 Revolving Credit Facility, each as defined below (collectively, the “Prior Facilities”).  The New Facility is subject to definitive documentation, and the Company’s ability to borrow under the New Facility is subject to a number of conditions, including the completion of an equity financing satisfactory to the lenders with gross proceeds to the Company including the equity commitments described below of at least $125,000, amendment of the Company’s other credit facilities on terms satisfactory to the lenders and other customary conditions.  As a condition to the effectiveness of the Commitment Letter, the Company entered into separate equity commitment letters for a portion of such financing on June 8, 2016 with each of the following: (i) funds managed by affiliates of Centerbridge Partners, L.P. for approximately $31,200, (ii) affiliates of Strategic Value Partners, LLC for approximately $17,300, and (iii) fund managed by affiliates of Apollo Global Management, LLC for approximately $14,000, each of which are subject to a number of conditions.  Additionally, pursuant to the Commitment Letter, the waivers with regard to the collateral maintenance covenants under the $100 Million Term Loan Facility, $253 Million Term Loan Facility, $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and the 2015 Revolving Credit Facility, as defined below, were further extended to July 29, 2016 subject to the entry into a definitive purchase agreement for the equity financing referred to above by June 30, 2016.

On June 30, 2016 the Company entered into an amendment and restatement of the Commitment Letter (the “Amended Commitment Letter”).  This amendment extended the collateral maintenance waivers under the Prior Facilities through 11:59 p.m. on September 30, 2016.  Additionally, the Amended Commitment Letter, as well as the $98 Million Credit Facility Commitment Letter (refer to the “$98 Million Credit Facility” section below) provided for waivers of the Company’s company-wide minimum cash covenants, so long as cash and cash equivalents of the Company are at least $25,000, and of the Company’s maximum leverage ratio through 11:59 p.m. on September 30, 2016.  The Company is currently seeking a similar waiver under the 2014 Term Loan Facilities.  In addition, from August 31 through September 30, 2016, the amount of cash the Company would need to maintain under its minimum cash covenants applicable only to obligors in each Prior Facility would be reduced by up to $250 per vessel, subject to an overall maximum cash withdrawal of $10,000 to pay expenses and additional conditions.  The effectiveness of such new waivers and waiver extensions was conditioned on extension of the equity commitment letters entered into on June 8, 2016 as described above through September 30, 2016, which were so extended by amendments entered into on June 29, 2016.   The Amended Commitment Letter also conditions such waivers on the Company entering into a definitive purchase agreement or file a registration statement for an equity financing by 11:59 p.m. on August 15, 2016.

Collateral Maintenance and Maximum Leverage Ratio Compliance

The Company is required to be in compliance with covenants under all of its nine credit facilities on a quarterly basis. Pursuant to the Amended Commitment Letter, the $98 Million Credit Facility Commitment Letter (as defined below), and the waiver entered into for the 2014 Term Loan Facilities (as described below), the collateral maintenance requirements and maximum leverage requirements under all nine of the Company’s credit facilities has been waived through September 30, 2016, with the exception of the $98 Million Credit Facility Commitment Letter which reduced the collateral maintenance requirement from 140% to 120% and the 2014 Term Loan Facilities, for which the waivers were extended through October 15, 2016, except that such extended waivers under the 2014 Term Loan Facilities will be void if Sinosure does not approve such waivers by August 19, 2016 or if Sinosure gives written notice to the agent bank that it does not approve the waivers.  Each of the Company’s credit facilities contain cross default provisions that could be triggered by the Company’s failure to satisfy its collateral maintenance and maximum leverage covenants once the waivers expire.  Given the existence of the cross default provisions and the absence of any current solution which would cure the noncompliance for at least the next twelve months, the Company has determined that it should classify its outstanding indebtedness as a current liability as of June 30, 2016 and December 31, 2015.

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

On July 17, 2015, when the Merger was completed, the Company executed a guaranty of the obligations of the borrowers  (other than to the extent the Company was a borrower) under each of the Facilities.  The execution of the guarantees, together with certain other items that were previously delivered, satisfied all conditions to the effectiveness of all provisions of the Amendment and Consent Agreements.

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

The Borrowers borrowed the maximum available amount of $98,271 under the facility on November 10, 2015. As of June 30, 2016, there was no availability under the $98 Million Credit Facility.  As of June 30, 2016 and December 31, 2015, the total outstanding net debt balance was $96,152 and $95,903, respectively.

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

The Facility Agreement requires the Borrowers and, in certain cases, the Company and Holdco to comply with a number of covenants substantially similar to those in the other credit facilities of Genco and its subsidiaries, including financial covenants related to maximum leverage, minimum consolidated net worth, minimum liquidity, and dividends; collateral maintenance requirements; and other customary covenants. The Company is prohibited from paying dividends under this facility until May 1, 2017. Following May 1, 2017, the amount of dividends the Company may pay is limited based on the amount of the loans outstanding under the 2015 Revolving Credit Facility (as defined below) and the $98 Million Credit Facility, as well as the ratio of the value of vessels and certain other collateral pledged under the $98 Million Credit Facility.  The Facility Agreement includes usual and customary events of default and remedies for facilities of this nature.  As of June 30, 2016 and December 31, 2015, the Company had deposited $9,750  that has been reflected as restricted cash.  Restricted cash will be released only if the underlying collateral is sold or disposed of.

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

On June 29, 2016, the Company entered into a commitment letter (the “$98 Million Credit Facility Commitment Letter”) which provides for certain covenant relief through September 30, 2016.  For such period, compliance with the company-wide minimum cash covenant has been waived so long as cash and cash equivalents of the Company are at least $25,000 ; compliance with the maximum leverage ratio has been waived; and the ratio required to be maintained under the Company’s collateral maintenance covenant will be 120% rather than 140%.  Refer to the “Commitment Letter” section above for further discussions about the company-wide minimum cash covenant.

As of June 30, 2016, after giving effect to the modification of the collateral maintenance covenant as described above, the Company believed it was in compliance with all of the financial covenants under the $98 Million Credit Facility pursuant to the terms of the $98 Million Credit Facility Commitment Letter.  However, as of June 30, 2016, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the net debt outstanding under this facility of $96,152 has been classified as current liability in the Condensed Consolidated Balance Sheet as of June 30, 2016.

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

Borrowings under the 2015 Revolving Credit Facility were permitted for general corporate purposes including “working capital” (as defined in the 2015 Revolving Credit Facility) and to finance the purchase of drybulk vessels.  The 2015 Revolving Credit Facility has a maturity date of April 7, 2020.  Borrowings under the 2015 Revolving Credit Facility bear interest at LIBOR plus a margin based on a combination of utilization levels under the 2015 Revolving Credit Facility and a security maintenance cover ranging from 3.40% per annum to 4.25% per annum.  The commitment under the 2015 Revolving Credit Facility is subject to quarterly reductions of $1,641. Borrowings under the 2015 Revolving Credit Facility are subject to 20 equal consecutive quarterly installment repayments commencing three months after the date of the loan agreement, or July 7, 2015. A commitment fee of 1.5% per annum is payable on the undrawn amount of the maximum loan amount.

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

On April 8, 2015, the Company drew down $25,000 on the 2015 Revolving Credit Facility for working capital purposes and to partially fund the purchase of the Baltic Lion and Baltic Tiger from Baltic Trading.  Additionally, on July 10, 2015 and October 14, 2015, the Company drew down $10,000 and $21,218, respectively, on the 2015 Revolving Credit Facility for working capital purposes. As of June 30, 2016, the Company has utilized its maximum borrowing capacity. At the June 30, 2016 and December 31, 2015, the total outstanding debt balance was $52,935 and $56,218, respectively.

On April 7, 2016, the Company entered into a waiver agreement with the lenders under the 2015 Revolving Credit Facility to postpone the due date of the $1,641 amortization payment due April 7, 2016 to May 31, 2016.  As a condition thereof, the amount of the debt service required under the 2015 Revolving Credit Facility was $3,241 through May 30, 2016.  Refer to the “Commitment Letter” section above for additional waivers entered into by the Company which have extended the waivers of certain financial covenants through September 30, 2016.

As of June 30, 2016, the Company believed it was in compliance with all of the financial covenants under the 2015 Revolving Credit Facility, other than covenants that had been waived by its lenders as of such date pursuant to the Amended Commitment Letter.  However, as of June 30, 2016, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the debt outstanding under this facility of $52,935 has been classified as current liability in the Condensed Consolidated Balance Sheets as of June 30, 2016.

$100 Million Term Loan Facility

On August 12, 2010, the Company entered into the $100 Million Term Loan Facility. As of June 30, 2016, the Company has utilized its maximum borrowing capacity of $100,000.  The Company has used the $100 Million Term Loan Facility to fund or refund  the Company a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies. As of June 30, 2016, there was no availability under the $100 Million Term Loan Facility.  At  June 30, 2016 and December 31, 2015, the total outstanding net debt balance was $55,216 and $58,899, respectively.

On the Effective Date, the Company entered into the Amended and Restated $100 Million Term Loan Facility and the Amended and Restated $253 Million Term Loan Facility.  The Amended and Restated Credit Facilities included, among other things:

•

A paydown as of the Effective Date with respect to payments which became due under the prepetition credit facilities between the Petition Date and the Effective Date and were not paid during the pendency of the Chapter 11 Cases (refer to Note 16 – Reorganization Items, net for discussion of Chapter 11 Cases) ($1,923 for the $100 Million Term Loan Facility and $5,075 for the $253 Million Term Loan Facility).

•	Extension of the maturity dates to August 31, 2019 from August 17, 2017 for the $100 Million Term Loan Facility and August 15, 2015 for the $253 Million Term Loan Facility.

•

Relief from compliance with financial covenants governing the Company’s maximum leverage ratio, minimum consolidated interest coverage ratio and consolidated net worth through and including the quarter ending June 30, 2015 (with quarterly testing commencing June 30, 2015).

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

A waiver was entered into on March 29, 2016 which required the Company to prepay the $1,923 debt amortization payment due on June 30, 2016 and which waived the collateral maintenance covenant through April 11, 2016. On April 11, 2016, the Company entered into additional agreements with the lenders under the $100 Million Term Loan Facility which extended the waiver through May 31, 2016.  Pursuant to additional agreements with the lenders under the $100 Million Term Loan Facility entered into on May 31, 2016, June 3, 2016 and June 8, 2016, the waiver was further extended through June 10, 2016.  Refer to the “Commitment Letter” section above for additional waivers entered into by the Company which have extended the waivers of certain financial covenants through September 30, 2016.

As of June 30, 2016, the Company believed it was in compliance with all of the financial covenants under the $100 Million Term Loan Facility, other than covenants that had been waived by its lenders as of such date pursuant to the Amended Commitment Letter.  However, as of June 30, 2016, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the net debt outstanding under this facility of $55,216 has been classified as current liability in the Condensed Consolidated Balance Sheets as of June 30, 2016.

$253 Million Term Loan Facility

On August 20, 2010, the Company entered into the $253 Million Term Loan Facility. As of June 30, 2016, the Company has utilized its maximum borrowing capacity of $253,000 to fund or refund to the Company a portion of the purchase price of the 13 vessels purchased from Bourbon SA during the third quarter of 2010 and first quarter of 2011. As of June 30, 2016, there was no availability under the $253 Million Term Loan Facility. At June 30, 2016 and December 31, 2015, the total outstanding net debt balance was $132,934 and $142,740, respectively.

As of June 30, 2016 and December 31, 2015, the Company has deposited $9,750 that has been reflected as Restricted cash.  Restricted cash will be released only if the underlying collateral is sold or disposed of.

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

A waiver was entered into on March 11, 2016 which required the Company to prepay the $5,075 debt amortization payment due on April 11, 2016 and which waived the collateral maintenance covenant through April 11, 2016. On April 11, 2016, the Company entered into additional agreements with the lenders under the $253 Million Term Loan Facility which extended the waiver through May 31, 2016. Pursuant to additional agreements with the lenders under the $253 Million Term Loan Facility entered into on May 31, 2016, June 3, 2016 and June 8, 2016, the waiver was further extended through June 10, 2016.  Refer to the “Commitment Letter” section above for additional waivers entered into by the Company which have extended the waivers of certain financial covenants through September 30, 2016.

As of June 30, 2016, the Company believed it was in compliance with all of the financial covenants under the $253 Million Term Loan Facility, other than covenants that had been waived by its lenders as of such date pursuant to the Amended Commitment Letter.  However, as of June 30, 2016, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months. As such, the net debt outstanding under this facility of $132,934 has been classified as current liability in the Condensed Consolidated Balance Sheets as of June 30, 2016.

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

Borrowings under the $44 Million Term Loan Facility are to be secured by liens on the Company’s vessels to be financed or refinanced with borrowings under the facility, namely the Genco Tiger and the Baltic Lion, and other related assets. Upon the prepayment of $18,000 plus any additional amounts necessary to maintain compliance with the collateral maintenance covenant, the Company may have the lien on the Genco Tiger released. Under a Guarantee and Indemnity entered into concurrently with the $44 Million Term Loan Facility, the Company agreed to guarantee the obligations of its subsidiaries under the $44 Million Term Loan Facility.

On December 23, 2013, Baltic Tiger Limited and Baltic Lion Limited made drawdowns of $21,400 and $22,600 for the Genco Tiger and Baltic Lion, respectively.  As of June 30, 2016, the Company has utilized its maximum borrowing capacity of $44,000 and there was no further availability.  At June 30, 2016 and December 31, 2015, the total outstanding net debt balance was $36,614 and $37,916, respectively.

On June 8, 2016, the Company entered into an amendment to the $44 Million Term Loan Facility which provided for cross-collateralization with the $22 Million Term Loan Facility.  Pursuant to this amendment, the security coverage ratio (collateral maintenance calculation) was revised to include the fair market value of the Genco Tiger, Baltic Lion, Baltic Fox and Baltic Hare less the outstanding indebtedness under the $22 Million Term Loan Facility as the total security effective June 30, 2016.    Refer also to the “Commitment Letter” section above for additional waivers entered into by the Company which have extended the waivers of certain financial covenants through September 30, 2016.

As of June 30, 2016, the Company believes it was in compliance with all of the financial covenants under the $44 Million Term Loan Facility, other than covenants that had been waived by its lenders as of such date pursuant to the Amended Commitment Letter.  However, as of June 30, 2016, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the net debt outstanding under this facility of $36,614 has been classified as a current liability in the Condensed Consolidated Balance Sheets as of June 30, 2016.

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

On December 31, 2014, Baltic Trading entered into the $148 Million Credit Facility. Refer to the “$148 Million Credit Facility” section below.  Borrowings under the $148 Million Credit Facility were used to refinance Baltic Trading’s indebtedness under the 2010 Credit Facility.  On January 7, 2015, Baltic Trading repaid the $102,250 outstanding under the 2010 Credit Facility with borrowings from the $148 Million Credit Facility.

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

On September 4, 2013, Baltic Hare Limited and Baltic Fox Limited made drawdowns of $10,730 and $11,270 for the Baltic Hare and the Baltic Fox, respectively.  As of June 30, 2016, the Company has utilized its maximum borrowing capacity of $22,000 and there was no further availability.  At June 30, 2016 and December 31, 2015, the total outstanding net debt balance was $17,550 and $18,249, respectively.

On June 8, 2016, the Company entered into an amendment to the $22 Million Term Loan Facility which provided for cross-collateralization with the $44 Million Term Loan Facility.  Pursuant to this amendment, the security coverage ratio (collateral maintenance calculation) was revised to include the fair market value of the Baltic Fox, Baltic Hare, Genco Tiger and Baltic Lion less the outstanding indebtedness under the $44 Million Term Loan Facility as the total security effective June 30, 2016.  Additionally, this amendment increased the collateral maintenance requirement to 125% from 110% commencing July 1, 2016.  Refer also to the “Commitment Letter” section above for additional waivers entered into by the Company which have extended the waivers of certain financial covenants through September 30, 2016.

As of June 30, 2016, the Company believes it was in compliance with all of the financial covenants under the $22 Million Term Loan Facility, other than covenants that had been waived by its lenders as of such date pursuant to the Amended Commitment Letter.  However, as of June 30, 2016, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the net debt outstanding under this facility of $17,550 has been classified as a current liability in the Condensed Consolidated Balance Sheets as of June 30, 2016.

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

On October 24, 2014, Baltic Trading drew down $16,800 for the purchase of the Baltic Hornet, which was delivered on October 29, 2014.  Additionally, on December 30, 2014, Baltic Trading drew down $16,350 for the purchase of the Baltic Wasp, which was delivered on January 2, 2015.  As of June 30, 2016, the Company had utilized its maximum borrowing capacity and there was no further availability. At June 30, 2016 and December 31, 2015, the total outstanding net debt balance was $28,068 and $29,354, respectively.

A waiver was entered into on June 30, 2016 with the lenders under the 2014 Term Loan Facilities which waived the collateral maintenance covenant through September 30, 2016.

As of June 30, 2016, the Company believed it was in compliance with all of the financial covenants under the 2014 Term Loan Facilities, other than covenants that had been waived pursuant to the waiver agreements entered into on June 30, 2016 and August 9, 2016. However, as of June 30, 2016, the Company believed it was probable that it would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the net debt outstanding under this facility of $28,068 has been classified as a current liability in the Condensed Consolidated Balance Sheets as of June 30, 2016.

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

As of June 30, 2016, there was no availability under the $148 Million Credit Facility.  As of June 30, 2016 and December 31, 2015, the outstanding debt under the revolving credit facility of the $148 Million Credit Facility was $102,766 and $107,658, respectively.  Additionally, as of June 30, 2016 and December 31, 2014, the outstanding net debt under the term loan facility of the $148 Million Credit Facility was $31,066 and $32,086, respectively.

On January 7, 2015, Baltic Trading drew down $104,500 from the revolving credit facility of the $148 Million Credit Facility.  Using these borrowings, Baltic Trading repaid the $102,250 outstanding under the 2010 Facility.  Additionally, on February 27, 2015, Baltic Trading drew down $10,500 from the revolving credit facility of the $148 Million Credit Facility.

On August 3, 2015 and October 7, 2015, the Company drew down $16,500 on the term loan facility on each date for the purchase of the Baltic Scorpion and Baltic Mantis, respectively.  Refer to Note 4 – Vessel Acquisitions and Dispositions.

A waiver was entered into on April 12, 2016 which extended the cure period for the collateral maintenance covenants to May 31, 2016.  Pursuant to additional agreements with the lenders under the $148 Million Credit Facility entered into on May 31, 2016, June 3, 2016 and June 8, 2016, the waiver was further extended through June 8, 2016.  Refer to the “Commitment Letter” section above for additional waivers entered into by the Company which have extended the waivers of certain financial covenants through September 30, 2016.

As of June 30, 2016, the Company believed it was in compliance with all of the financial covenants under the $148 Million Credit Facility, other than covenants that had been waived by its lenders as of such date pursuant to the Amended Commitment Letter.  However, as of June 30, 2016, the Company believed it was probable that it would not be in compliance with certain covenants at measurement dates within the next twelve months.  As such, the net debt outstanding under this facility of $133,832 has been classified as a current liability in the Condensed Consolidated Balance Sheets as of June 30, 2016.

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

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees. The following table also includes the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Effective Interest Rate	4.37%	3.54%	4.36%	3.54%
Range of Interest Rates (excluding impact of swaps and unused commitment fees)	3.11% to 6.76%	2.76% to 3.77%	2.69% to 6.76%	2.73% to 3.77%

9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI included in the accompanying condensed consolidated balance sheets consist of net unrealized gains (losses) from investments in Jinhui stock and KLC stock.

Changes in AOCI by Component

For the Three Months Ended June 30, 2016

Net Unrealized
Gain (Loss)
on
Investments
AOCI — April 1, 2016	$838

OCI before reclassifications	(3,560)
Amounts reclassified from AOCI	2,696
Net current-period OCI	(864)

AOCI — June 30, 2016	$(26)

Changes in AOCI by Component

For the Three Months Ended June 30, 2015

Net Unrealized
Gain (Loss)
on
Investments
AOCI — April 1, 2015	$(22,958)

OCI before reclassifications	(3,402)
Amounts reclassified from AOCI	—
Net current-period OCI	(3,402)

AOCI — June 30, 2015	$(26,360)

Changes in AOCI by Component

For the Six Months Ended June 30, 2016

Net Unrealized
Gain (Loss)
on
Investments
AOCI — January 1, 2016	$(21)

OCI before reclassifications	(2,701)
Amounts reclassified from AOCI	2,696
Net current-period OCI	(5)

AOCI — June 30, 2016	$(26)

Changes in AOCI by Component

For the Six Months Ended June 30, 2015

Net Unrealized
Gain (Loss)
on
Investments
AOCI — January 1, 2015	$(25,317)

OCI before reclassifications	(1,043)
Amounts reclassified from AOCI	—
Net current-period OCI	(1,043)

AOCI — June 30, 2015	$(26,360)

	Reclassifications Out of AOCI

	For the Three Months Ended		For the Six Months Ended		Affected Line Item in
	June 30,		June 30,		the Statement Where
Details about AOCI Components	2016	2015	2016	2015	Net Loss is Presented
Net unrealized loss on investments
Impairment of AFS investment	$(2,696)	$—	$(2,696)	$—	Impairment of investment

Total reclassifications for the period	$(2,696)	$—	$(2,696)	$—

10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at June 30, 2016 and December 31, 2015 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	June 30, 2016		December 31, 2015
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$56,662	$56,662	$121,074	$121,074
Restricted cash	19,815	19,815	19,815	19,815
Floating rate debt	561,656	561,656	588,434	588,434

The fair value of the floating rate debt under the $100 Million Term Loan Facility and the $253 Million Term Loan Facility are based on rates obtained upon our emergence from Chapter 11 on the Effective Date and there were no changes to rates pursuant to the April 2015 Amendments. The fair value of the floating rate debt under the $44 Million Term Loan Facility is based on rates that Baltic Trading initially obtained on the effective date of this facility, and there were no changes pursuant to the Guarantee and Indemnity entered into by the Company during April 2015.  The fair value of the floating rate debt under the 2015 Revolving Credit Facility and the $98 Million Credit Facility are based on rates the Company recently obtained upon the effective date of these facilities on April 7, 2015 and November 4, 2015, respectively.   The fair value of the $148 Million Credit Facility, $22 Million Term Loan Facility and the 2014 Term Loan Facilities is based on rates that Baltic Trading initially obtained upon the effective dates of these facilities which did not change pursuant to the Amendment and Consent Agreements effective on July 14, 2015. Refer to Note 8 — Debt for further information.  The carrying value approximates the fair market value for these floating rate loans.  The carrying amounts of the Company’s other financial instruments at June 30, 2016 and December 31, 2015 (principally Due from charterers and Accounts payable and accrued expenses), approximate fair values because of the relatively short maturity of these instruments.

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

As of June 30, 2016 and December 31, 2015, the fair values of the Company’s financial assets and liabilities are categorized as follows:

	June 30, 2016
		Quoted
		Market
		Prices in
		Active
		Markets
	Total	(Level 1)
Investments	$7,280	$7,280

	December 31, 2015
		Quoted
		Market
		Prices in
		Active
		Markets
	Total	(Level 1)
Investments	$12,327	$12,327

The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company also holds an investment in the stock of KLC, which is classified as a long-term investment.  The stock of KLC is publicly traded on the Korea Stock Exchange and is considered a Level 1 item.  Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. The Company did not have any Level 3 financial assets or liabilities as of June 30, 2016 and December 31, 2015.

11 - PREPAID EXPENSES AND OTHER CURRENT AND NONCURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2016	2015
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$10,517	$10,478
Prepaid items	4,252	3,917
Insurance receivable	1,537	2,738
Other	2,839	4,236
Total prepaid expenses and other current assets	$19,145	$21,369

Other noncurrent assets in the amount of $514 at June 30, 2016 and December 31, 2015 represent the security deposit related to the operating lease entered into effective April 4, 2011. Refer to Note 17 — Commitments and Contingencies for further information related to the lease agreement.

12 - DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing revolving-debt facilities and other debt offerings and amending existing revolving-debt facilities. These costs are amortized over the life of the related debt and are included in interest expense.  Refer to Note 8 — Debt for further information regarding the existing revolving debt facilities.

Total net deferred financing costs consist of the following as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015

2015 Revolving Credit Facility	$1,254	$1,254
$148 Million Credit Facility	2,774	2,774
Total deferred financing costs	4,028	4,028
Less: accumulated amortization	1,136	734
Total	$2,892	$3,294

During the three months ended March 31, 2016, the Company adopted ASU 2015-03 (refer to Note 2 – Summary of Significant Accounting Policies) which requires debt issuance costs related to a recognized debt liability to be presented on the condensed consolidated balance sheets as a direct deduction from the debt liability rather than as a deferred financing cost assets.  The Company applied this guidance for all of its credit facilities with the exception of the 2015 Revolving Credit Facility and the revolving credit facility portion of the $148 Million Credit Facility, which represent revolving credit agreements which are not addressed in ASU 2015-03.  Accordingly, as of June 30, 2016, $8,355 of deferred financing costs were presented as a direct deduction within the outstanding debt balance in the Company’s Condensed Consolidated Balance Sheet. Furthermore, the Company reclassified $9,411 of deferred financing costs from Deferred Financing Costs, net to the Current Portion of Long-Term Debt as of December 31, 2015.  Refer to Note 8 —  Debt for further information.

Amortization expense for deferred financing costs, including the deferred financing costs recognized net of the outstanding debt, was $729 and $564 for the three months ended June 30, 2016 and 2015, respectively, and $1,458 and $1,051 for the six months ended June 30, 2016 and 2015, respectively.  This amortization expense is recorded as a component of Interest expense in the Condensed Consolidated Statements of Operations.

13 - FIXED ASSETS

Fixed assets consist of the following:

	June 30,	December 31,
	2016	2015
Fixed assets, at cost:
Vessel equipment	$1,113	$1,086
Furniture and fixtures	462	462
Computer equipment	142	142
Total costs	1,717	1,690
Less: accumulated depreciation and amortization	563	404
Total	$1,154	$1,286

Depreciation and amortization expense for fixed assets for the three months ended June 30, 2016 and 2015 was $96 and $66, respectively.  Depreciation and amortization expense for fixed assets for the six months ended June 30, 2016 and 2015 was $192 and $117, respectively.

14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2016	2015
Accounts payable	$4,877	$8,271
Accrued general and administrative expenses	6,202	5,745
Accrued vessel operating expenses	11,753	13,451
Total	$22,832	$27,467

15 - REVENUE FROM TIME CHARTERS

Total voyage revenue includes revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters.  For the three months ended June 30, 2016 and 2015, the Company earned $31,460 and $33,772 of voyage revenue, respectively, and for the six months ended June 30, 2016 and 2015, the Company earned $51,590 and $67,381 of voyage revenue, repectively. Included in voyage revenue for the three and six months ended June 30, 2016 was $626 and $630 of profit sharing revenue, respectively.  There was no profit sharing revenue earned during the three and six months ended June 30, 2015.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of August 1, 2016, is expected to be $12,603 for the remainder of 2016 and $2,520 for the year ended December 31, 2017, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For drydockings, the Company assumes twenty days of offhire.  Future minimum revenue excludes revenue earned for the vessels currently in pool arrangements and vessels that are currently on or will be on spot market-related time charters, as spot rates cannot be estimated, as well as profit sharing revenue.

16 - REORGANIZATION ITEMS, NET

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

Reorganization items, net represents amounts incurred and recovered subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Professional fees incurred	$52	$198	$122	$476
Trustee fees incurred	13	115	38	357
Total reorganization fees	$65	$313	$160	$833

Total reorganization items, net	$65	$313	$160	$833

17 - COMMITMENTS AND CONTINGENCIES

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011. Following the expiration of the free base rental period, the monthly base rental payments were $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor was obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that will commence immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the entire lease from June 1, 2011 to September 30, 2025 was $130 prior to the Effective Date. On the Effective Date, a revised straight-line rent calculation was completed as part of fresh-start reporting. The revised monthly straight-line rental expense for the remaining term of the lease from the Effective Date to September 30, 2025 is $150.  The Company had a long-term lease obligation at June 30, 2016 and December 31, 2015 of $1,509 and $1,149, respectively.  Rent expense pertaining to this lease for the three months ended June 30, 2016 and 2015 was $452 and $452, respectively, and $904 and $904 for the six months ended June 30, 2016 and 2015, respectively during both periods.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $538 for the remainder of 2016, $1,076 for 2017, $916 for 2018, $2,230 annually for 2019 and 2020 and a total of $11,130 for the remaining term of the lease.

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise refered to as a rehabilitation application.  On July 3, 2015, Samsun filed for rehabilitation proceedings for the second time with the South Korean courts due to financial distress.  On April 8, 2016, the revised rehabilitation plan was approved by the South Korean court whereby 26% of the remainder of the $3,979 unpaid cash claim settlement from the prior rehabilitation plan, or $1,035, will be settled pursuant to a payment plan over the next ten-year period.  The remaining 74% of the claim will be converted to Samsun Shares.  Refer to Note 2 — Summary of Significant Accounting Policies for Other Operating Income recorded during the three and six months ended June 30, 2016.

18 - STOCK-BASED COMPENSATION

On July 7, 2016, the Company completed a one-for-ten reverse stock split of its common stock.  As a result, all share and per share information included for all periods presented in these condensed consolidated financial statements reflect the reverse stock split.

2014 Management Incentive Plan

On the Effective Date, pursuant to the Chapter 11 Plan, the Company adopted the Genco Shipping & Trading Limited 2014 Management Incentive Plan (the “MIP”). An aggregate of 9,668,061 shares of Common Stock were available for award under the MIP prior to the Company’s reverse stock split, which is equivalent to approximately 966,806 shares on a post-split basis.  Awards under the MIP took the form of restricted stock grants and three tiers of MIP Warrants with staggered strike prices based on increasing equity values.  The number of shares of common stock available under the Plan represented approximately 1.8% of the shares of post-emergence Common Stock outstanding as of the Effective Date on a fully-diluted basis. Awards under the MIP were available to eligible employees, non-employee directors and/or officers of the Company and its subsidiaries (collectively, “Eligible Individuals”). Under the MIP, a committee appointed by the Board from time to time (or, in the absence of such a committee, the Board) (in either case, the “Plan Committee”) may grant a variety of stock-based incentive awards, as the Plan Committee deems appropriate, to Eligible Individuals. The MIP Warrants are exercisable on a cashless basis and contain customary anti-dilution protection in the event of any stock split, reverse stock split, stock dividend, reclassification, dividend or other distributions (including, but not limited to, cash dividends), or business combination transaction.

On August 7, 2014, pursuant to the MIP, certain individuals were granted MIP Warrants whereby each warrant can be converted on a cashless basis for the amount in excess of the respective strike price. The MIP Warrants were issued in three tranches for 2,380,664, 2,467,009 and 3,709,788 shares.  Following the Company’s reverse stock split, these MIP warrants are exercisable for approximately 238,066, 246,701, and 370,979 shares and have exercise prices of $259.10 (the “$259.10 Warrants”), $287.30 (the “$287.30 Warrants”) and $341.90 (the “$341.90 Warrants”) per whole share, respectively. The fair value of each warrant upon emergence from bankruptcy was $7.22 for the $259.10 Warrants, $6.63 for the $287.30 Warrants and $5.63 for the $341.90 Warrants. The warrant values were based upon a calculation using the Black-Scholes-Merton option pricing formula. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, cost of capital interest rate and expected life of the instrument. The Company has determined that the warrants should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black-Scholes-Merton option pricing formula against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification. The Black-Scholes-Merton option pricing formula used a volatility of 43.91% (representing the six -year volatility of a peer group), a risk-free interest rate of 1.85% and a dividend rate of 0%.  The aggregate fair value of these awards upon emergence from bankruptcy was $54,436. The warrants vest 33.33% on each of the first three anniversaries of the grant date, with accelerated vesting upon a change in control of the Company.

For the three and six months ended June 30, 2016 and 2015, the Company recognized amortization expense of the fair value of these warrants, which is included in the Company’s Condensed Consolidated Statements of Operations as a component of General, administrative and management fees, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
General, administrative and management fees	$3,765	$8,289	$7,531	$16,488

Amortization of the unamortized stock-based compensation balance of $7,574 as of June 30, 2016 is expected to be expensed $3,965 and $3,609 during the remainder of 2016 and during the year ending December 31, 2017, respectively.  The following table summarizes the warrant activity for the six months ended June 30, 2016:

		Weighted	Weighted
	Number of	Average Exercise	Average Fair
	Warrants	Price	Value
Outstanding at January 1, 2016	5,704,974	$303.12	$6.36
Granted	—	—	—
Exercisable	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at June 30, 2016	5,704,974	$303.12	$6.36

The following table summarizes certain information about the warrants outstanding as of June 30, 2016:

	Warrants Outstanding,			Warrants Exercisable,
	June 30, 2016			June 30, 2016
			Weighted			Weighted
		Weighted	Average		Weighted	Average
Weighted		Average	Remaining		Average	Remaining
Average	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Exercise Price	Warrants	Price	Life	Warrants	Price	Life

$303.12	5,704,974	$303.12	4.11	2,852,487	$303.12	4.11

The nonvested stock awards granted under the MIP will vest ratably on each of the three anniversaries of August 7, 2014. The table below summarizes the Company’s nonvested stock awards for the six months ended June 30, 2016 which were issued under the MIP:

Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at January 1, 2016	74,040	$200.00
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at June 30, 2016	74,040	$200.00

There were no shares that vested under the MIP during the six months ended June 30, 2016 and 2015. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and six months ended June 30, 2016 and 2015, the Company recognized nonvested stock amortization expense for the MIP restricted shares, which is included in General, administrative and management fees, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
General, administrative and management fees	$1,537	$3,382	$3,073	$6,727

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2016, unrecognized compensation cost of $3,090 related to nonvested stock will be recognized over a weighted-average period of 1.10 years.

2015 Equity Incentive Plan

On June 26, 2015, the Company’s Board of Directors approved the 2015 Equity Incentive Plan for awards with respect to an aggregate of 4,000,000 shares of common stock, or 400,000 shares following the Company’s reverse stock split (the “2015 Plan”).  Under the 2015 Plan, the Company’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to the Company’s officers, directors, employees, and consultants.  Awards may consist of stock options, stock appreciation rights, dividend equivalent rights, restricted (nonvested) stock, restricted stock units, and unrestricted stock.  As of June 30, 2016, the Company has awarded restricted stock units and restricted stock under the 2015 Plan.

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) under the 2015 Plan  to certain members of the Board of Directors, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests.  The RSUs generally vest on the date of the Company’s annual shareholders meeting following the date of the grant.  As of June 30, 2016 and December 31, 2015, 3,138 and 0 shares, respectively, of the Company’s common stock were outstanding in respect of the RSUs.  Such shares will only be issued in respect of vested RSUs when the director’s service with the Company as a director terminates.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant.   The table below summarizes the Company’s RSUs for the six months ended June 30, 2016:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding at January 1, 2016	5,821	$71.50
Granted	66,666	5.10
Vested	(5,821)	71.50
Forfeited	—	—

Outstanding at June 30, 2016	66,666	$5.10

The total fair value of the RSUs that vested during the six months ended June 30, 2016 and 2015 was $30 and $0, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.    On February 17, 2016, the vesting of 23,286 outstanding RSUs, or 2,328 outstanding RSUs on a post-reverse stock split basis, were accelerated upon the resignation of two members on the Company’s Board of Directors.

The following table summarizes certain information of the RSUs unvested and vested as of June 30, 2016:

Unvested RSUs			Vested RSUs
June 30, 2016			June 30, 2016
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
66,666	$5.10	0.88	7,440	$71.18

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2016, unrecognized compensation cost of $299 related to RSUs will be recognized over a weighted-average period of 0.88 years.

For the three and six months ended June 30, 2016 and 2015, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General, administrative and management fees as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

General, administrative and management fees	$79	$—	$234	$—

Restricted Stock

Under the 2015 Plan, grants of restricted common stock issued to executives and Peter C. Georgiopoulos, the Company’s Chairman, vest ratably on each of the three anniversaries of the determined vesting date.  The table below summarizes the Company’s nonvested stock awards for the six months ended June 30, 2016 which were issued under the 2015 Plan:

Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at January 1,2016	—	$—
Granted	61,224	5.20
Vested	—	—
Forfeited	—	—

Outstanding at June 30, 2016	61,224	$5.20

There were no shares that vested under the 2015 Plan during the six months ended June 30, 2016 and 2015.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and six months ended June 30, 2016 and 2015, the Company recognized nonvested stock amortization expense for the 2015 Plan restricted shares, which is included in General, administrative and management fees, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
General, administrative and management fees	$60	$—	$90	$—

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2016, unrecognized compensation cost of $229 related to nonvested stock will be recognized over a weighted-average period of 2.38 years.

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

The total fair value of shares that vested under the Baltic Trading Plan during the six months ended June 30, 2015 was $0. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and six months ended June 30, 2016 and 2015, the Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in General, administrative and management fees, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
General, administrative and management fees	$—	$791	$—	$1,608

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

20 - SUBSEQUENT EVENTS

On July 7, 2016, the Company completed a one-for-ten reverse stock split of its common stock.  As a result, all share and per share information included for all periods presents in these condensed consolidated financial statements reflect the reverse stock split.  Refer to Note 6 — Net Loss per Common Share and Note 18 — Stock-Based Compesation.

On August 9, 2016, the Company entered into waiver agreements with the other parties under the 2014 Term Loan Facilities which extend the existing waivers of the collateral maintenance covenant under such facilities through 11:59 p.m. on October 15, 2016 and provide for waivers of the maximum leverage ratio covenant through such time.  Such waivers will be void if Sinosure does not approve such waivers by August 19, 2016 or if Sinosure gives written notice to the agent bank that it does not approve the waivers.  Refer to Note 8 — Debt.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) further declines or sustained weakness in demand in the drybulk shipping industry; (ii) continuation of weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube, oil, bunkers, repairs, maintenance and general, administrative, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may afgffect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the ability to realize the expected benefits of the our merger with Baltic Trading to the degree, in the amounts or in the timeframe anticipated; (xvi) the extent to which our operating results continue to be affected by weakness in market conditions and charter rates; (xvii) our ability to continue as a going concern, (xviii) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xix) our ability to implement measures to resolve our liquidity and covenant compliance issues; (xx) our ability to fulfill conditions under the commitment letters for our credit facilities, including without limitation completion of definitive documentation and an equity financing; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2015 and subsequent reports on Form 8-K and Form 10-Q.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Our fleet currently consists of 69 drybulk vessels, including 13 Capesize, eight Panamax, four Ultramax, 21 Supramax, five Handymax and 18 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 5,113,000 dwt, and the average age of our fleet is currently approximately 9.6 years.  We seek to deploy our vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers, including Cargill International S.A., Swissmarine Services S.A. and the Clipper Logger Pool and Clipper Sapphire Pool, in which Clipper Group acts as the pool manager.  The majority of the vessels in our current fleet are presently engaged under time charter, spot market-related time charter and vessel pool contracts that expire (assuming the option periods in the time charters are not exercised) between August 2016 and July 2017.

See pages 55 – 57 for a table of all vessels in our fleet.

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

On April 5, 2016, the Board of Directors unanimously approved scrapping the Genco Marine. On May 17, 2016, we completed the sale of the Genco Marine.  We realized a net loss of $0.1 million and had net proceeds of $1.9 million from the sale of the vessel, including costs incurred to deliver the vessel to the buyer, during the three and six months ended June 30, 2016.  We reached an agreement on May 6, 2016 to sell the Genco Marine, a 1996-built Handymax vessel, to be scrapped with Ace Exim Pte Ltd., a demolition yard, for a net amount $2.2 million less a 2.0% broker commission payable to a third party.

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

We provide technical services for drybulk vessels purchased by MEP under an agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services were initially provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  MEP will have the right to cancel provision of services on 60 days’ notice with payment of a one-year termination fee or without a fee upon a change of our control.  We may terminate provision of the services at any time on 60 days’ notice.  Mr. Georgiopoulos is a director of and has a minority interest in MEP.  This arrangement was approved by an independent committee of our Board of Directors.  On September 30, 2015, under the oversight of an independent committee of our Board of Directors, Genco Management (USA) LLC and MEP entered into certain agreements under which MEP paid $2.2 million of the amount of service fees in arrears (of which $0.3 million was paid in 2016 by the new owners of five of the MEP vessels sold in January 2016 as described below) and the daily service fee was reduced from $750 to $650 per day effective on October 1, 2015.  During January 2016, five of MEP’s vessels were sold to third parties, upon which these vessels were no longer subject to the agency agreement.  Based upon the September 30, 2015 agreement, termination fees were due in the amount $0.3 million, which was assumed by the new owners of the five MEP vessels that were sold.  The amount of these termination fees has been paid in full.  The daily service fee earned for the three and six months ended June 30, 2016 has also been paid in full.  During July and August 2016, five additional MEP vessels were sold to third-parties, and the agency agreement was deemed terminated upon the sale of these vessels.

See Note 8 — Debt of our Condensed Consolidated Financial Statements included in this report for the defined terms we use for each of our credit facilities and a description of each facility.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and six months ended June 30, 2016 and 2015 on a consolidated basis, which includes the operations of Baltic Trading.  On July 7, 2016, the Company completed a one-for-ten reverse stock split of its common stock.  As a result, all share and per share information included for all periods presented reflect the reverse stock split.  Refer to Note 6 — Net Loss per Common Share and Note 18 — Stock-Based Compensation in our Condensed Consolidated Financial Statements.

	For the Three Months Ended
	June 30,		Increase
	2016	2015	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,183.0	1,183.0	—	—
Panamax	728.0	728.0	—	—
Ultramax	364.0	182.0	182.0	100.0%
Supramax	1,911.0	1,911.0	—	—
Handymax	501.7	546.0	(44.3)	(8.1)%
Handysize	1,638.0	1,638.0	—	—

Total	6,325.7	6,188.0	137.7	2.2%

Available days (2)
Capesize	1,169.0	1,159.3	9.7	0.8%
Panamax	707.6	716.4	(8.8)	(1.2)%
Ultramax	364.0	182.0	182.0	100.0%
Supramax	1,849.4	1,810.8	38.6	2.1%
Handymax	449.6	441.0	8.6	2.0%
Handysize	1,606.7	1,616.7	(10.0)	(0.6)%

Total	6,146.3	5,926.2	220.1	3.7%

Operating days (3)
Capesize	1,169.0	1,130.0	39.0	3.5%
Panamax	706.9	715.8	(8.9)	(1.2)%
Ultramax	363.0	182.0	181.0	99.5%
Supramax	1,839.4	1,741.1	98.3	5.6%
Handymax	423.7	437.1	(13.4)	(3.1)%
Handysize	1,605.4	1,612.0	(6.6)	(0.4)%

Total	6,107.4	5,818.0	289.4	5.0%

Fleet utilization (4)
Capesize	100.0%	97.5%	2.5%	2.6%
Panamax	99.9%	99.9%	—	—
Ultramax	99.7%	100.0%	(0.3)%	(0.3)%
Supramax	99.5%	96.2%	3.3%	3.4%
Handymax	94.2%	99.1%	(4.9)%	(4.9)%
Handysize	99.9%	99.7%	0.2%	0.2%

Fleet average	99.4%	98.2%	1.2%	1.2%

	For the Three Months Ended
	June 30,		Increase
	2016	2015	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$4,439	$3,228	$1,211	37.5%
Panamax	4,490	4,207	283	6.7%
Ultramax	5,882	7,481	(1,599)	(21.4)%
Supramax	4,765	5,836	(1,071)	(18.4)%
Handymax	3,625	5,782	(2,157)	(37.3)%
Handysize	4,628	5,431	(803)	(14.8)%

Fleet average	4,618	5,065	(447)	(8.8)%

Daily vessel operating expenses (6)
Capesize	$4,774	$5,170	$(396)	(7.7)%
Panamax	4,732	4,430	302	6.8%
Ultramax	4,229	4,769	(540)	(11.3)%
Supramax	4,680	4,860	(180)	(3.7)%
Handymax	4,263	5,687	(1,424)	(25.0)%
Handysize	4,165	4,473	(308)	(6.9)%

Fleet average	4,511	4,836	(325)	(6.7)%

	For the Six Months Ended
	June 30,		Increase
	2016	2015	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	2,366.0	2,353.0	13.0	0.6%
Panamax	1,456.0	1,448.0	8.0	0.6%
Ultramax	728.0	360.9	367.1	101.7%
Supramax	3,822.0	3,801.0	21.0	0.6%
Handymax	1,047.7	1,086.0	(38.3)	(3.5)%
Handysize	3,276.0	3,258.0	18.0	0.6%

Total	12,695.7	12,306.9	388.8	3.2%

Available days (2)
Capesize	2,352.0	2,305.3	46.7	2.0%
Panamax	1,416.2	1,424.6	(8.4)	(0.6)%
Ultramax	728.0	356.5	371.5	104.2%
Supramax	3,676.2	3,573.2	103.0	2.9%
Handymax	903.7	947.5	(43.8)	(4.6)%
Handysize	3,244.7	3,191.4	53.3	1.7%

Total	12,320.8	11,798.5	522.3	4.4%

Operating days (3)
Capesize	2,351.5	2,275.6	75.9	3.3%
Panamax	1,411.3	1,423.7	(12.4)	(0.9)%
Ultramax	722.8	356.5	366.3	102.7%
Supramax	3,622.0	3,485.1	136.9	3.9%
Handymax	841.2	908.8	(67.6)	(7.4)%
Handysize	3,228.4	3,181.8	46.6	1.5%

Total	12,177.2	11,631.5	545.7	4.7%

Fleet utilization (4)
Capesize	100.0%	98.7%	1.3%	1.3%
Panamax	99.7%	99.9%	(0.2)%	(0.2)%
Ultramax	99.3%	100.0%	(0.7)%	(0.7)%
Supramax	98.5%	97.5%	1.0%	1.0%
Handymax	93.1%	95.9%	(2.8)%	(2.9)%
Handysize	99.5%	99.7%	(0.2)%	(0.2)%

Fleet average	98.8%	98.6%	0.2%	0.2%

	For the Six Months Ended
	June 30,		Increase
	2016	2015	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$2,333	$3,672	$(1,339)	(36.5)%
Panamax	3,624	4,193	(569)	(13.6)%
Ultramax	4,971	6,937	(1,966)	(28.3)%
Supramax	3,901	5,265	(1,364)	(25.9)%
Handymax	2,746	5,335	(2,589)	(48.5)%
Handysize	4,179	5,786	(1,607)	(27.8)%

Fleet average	3,622	5,021	(1,399)	(27.9)%

Daily vessel operating expenses (6)
Capesize	$4,799	$5,157	$(358)	(6.9)%
Panamax	4,496	4,475	21	0.5%
Ultramax	4,555	4,616	(61)	(1.3)%
Supramax	4,715	4,856	(141)	(2.9)%
Handymax	4,399	5,004	(605)	(12.1)%
Handysize	4,219	4,428	(209)	(4.7)%

Fleet average	4,542	4,762	(220)	(4.6)%

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Voyage revenues (in thousands)	$31,460	$33,772	$51,590	$67,381
Voyage expenses (in thousands)	3,074	3,757	6,970	8,137
	28,386	30,015	44,620	59,244
Total available days	6,146.3	5,926.2	12,320.8	11,798.5
Total TCE rate	$4,618	$5,065	$3,622	$5,021

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

Operating Data

The following tables represent the operating data for the three and six months ended June 30, 2016 and 2015 on a consolidated basis, which includes the operations of Baltic Trading.

	For the Three Months Ended
	June 30,
	2016	2015	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$31,460	$33,772	$(2,312)	(6.8)%
Service revenues	414	819	(405)	(49.5)%

Total revenues	31,874	34,591	(2,717)	(7.9)%

Operating Expenses:
Voyage expenses	3,074	3,757	(683)	(18.2)%
Vessel operating expenses	28,538	29,928	(1,390)	(4.6)%
General, administrative and management fees	13,853	26,491	(12,638)	(47.7)%
Depreciation and amortization	19,686	19,399	287	1.5%
Other operating income	(182)	—	(182)	100.0%
Impairment of vessel assets	67,594	—	67,594	100.0%
Loss on sale of vessels	77	1,210	(1,133)	(93.6)%

Total operating expenses	132,640	80,785	51,855	64.2%

Operating loss	(100,766)	(46,194)	(54,572)	118.1%
Other expense	(9,726)	(4,727)	(4,999)	105.8%

Loss before reorganization items, net	(110,492)	(50,921)	(59,571)	117.0%
Reorganization items, net	(65)	(313)	248	(79.2)%

Loss before income taxes	(110,557)	(51,234)	(59,323)	115.8%
Income tax expense	(96)	(718)	622	(86.6)%

Net loss	(110,653)	(51,952)	(58,701)	113.0%
Less: Net loss attributable to noncontrolling interest	—	(11,620)	11,620	(100.0)%
Net loss attributable to Genco Shipping & Trading Limited	$(110,653)	$(40,332)	$(70,321)	174.4%

Net loss per share - basic	$(15.32)	$(6.67)	$(8.65)	129.7%
Net loss per share - diluted	$(15.32)	$(6.67)	$(8.65)	129.7%
Weighted average common shares outstanding - basic	7,221,735	6,048,719	1,173,016	19.4%
Weighted average common shares outstanding - diluted	7,221,735	6,048,719	1,173,016	19.4%

EBITDA (1)	$(83,891)	$(15,553)	$(68,338)	439.4%

	For the Six Months Ended
	June 30,
	2016	2015	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$51,590	$67,381	$(15,791)	(23.4)%
Service revenues	1,225	1,629	(404)	(24.8)%

Total revenues	52,815	69,010	(16,195)	(23.5)%

Operating Expenses:
Voyage expenses	6,970	8,137	(1,167)	(14.3)%
Vessel operating expenses	57,665	58,599	(934)	(1.6)%
General, administrative and management fees	26,708	46,815	(20,107)	(42.9)%
Depreciation and amortization	40,025	38,809	1,216	3.1%
Other operating income	(182)	—	(182)	100.0%
Impairment of vessel assets	69,278	35,396	33,882	95.7%
Loss on sale of vessels	77	1,210	(1,133)	(93.6)%

Total operating expenses	200,541	188,966	11,575	6.1%

Operating loss	(147,726)	(119,956)	(27,770)	23.2%
Other expense	(16,902)	(9,017)	(7,885)	87.4%

Loss before reorganization items, net	(164,628)	(128,973)	(35,655)	27.6%
Reorganization items, net	(160)	(833)	673	(80.8)%

Loss before income taxes	(164,788)	(129,806)	(34,982)	26.9%
Income tax expense	(350)	(1,260)	910	(72.2)%

Net loss	(165,138)	(131,066)	(34,072)	26.0%
Less: Net loss attributable to noncontrolling interest	—	(52,293)	52,293	(100.0)%
Net loss attributable to Genco Shipping & Trading Limited	$(165,138)	$(78,773)	$(86,365)	109.6%

Net loss per share - basic	$(22.87)	$(13.03)	(9.84)	75.5%
Net loss per share - diluted	$(22.87)	$(13.03)	(9.84)	75.5%
Weighted average common shares outstanding - basic	7,220,265	6,045,915	1,174,350	19.4%
Weighted average common shares outstanding - diluted	7,220,265	6,045,915	1,174,350	19.4%

EBITDA (1)	$(110,731)	$(29,741)	$(80,990)	272.3%

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss attributable to Genco Shipping & Trading Limited	$(110,653)	$(40,332)	$(165,138)	$(78,773)
Net interest expense	6,980	4,662	14,032	8,963
Income tax expense	96	718	350	1,260
Depreciation and amortization	19,686	19,399	40,025	38,809

EBITDA (1)	$(83,891)	$(15,553)	$(110,731)	$(29,741)

Results of Operations

The following tables set forth information about the current employment of the vessels in our fleet as of August 8, 2016:

	Year		Charter
Vessel	Built	Charterer	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	Swissmarine Services S.A.	February 2017	$7,800
Genco Tiberius	2007	Cargill International S.A.	November 2016	98% of BCI
Genco London	2007	Swissmarine Services S.A.	December 2016	$3,250 with 50% profit sharing
Genco Titus	2007	Swissmarine Services S.A.	December 2016	$8,000	(3)
Genco Constantine	2008	Swissmarine Services S.A.	February 2017	$7,800
Genco Hadrian	2008	Swissmarine Services S.A.	November 2016	98.5% of BCI
Genco Commodus	2009	Swissmarine Asia Pte. Ltd.	March 2017	$3,250 with 50% profit sharing
Genco Maximus	2009	Swissmarine Services S.A.	February 2017	$3,250 with 50% profit sharing
Genco Claudius	2010	Swissmarine Services S.A.	September 2016	99% of BCI
Genco Tiger	2011	Swissmarine Services S.A.	October 2016	103% of BCI
Baltic Lion	2012	Swissmarine Services S.A.	December 2016	$3,250 with 50% profit sharing
Baltic Bear	2010	Swissmarine Services S.A.	February 2017	$7,000
Baltic Wolf	2010	Swissmarine Services S.A.	December 2016	$3,250 with 50% profit sharing

Panamax Vessels
Genco Beauty	1999	Navig8 Inc.	September 2016	94.75% of BPI
Genco Knight	1999	Swissmarine Services S.A.	January 2017	95% of BPI
Genco Leader	1999	Navig8 Pan8 Pool Inc.	July 2016	Spot Pool	(4)
Genco Vigour	1999	Swissmarine Services S.A.	December 2016	95% of BPI
Genco Acheron	1999	ADMIntermare	September 2016	$6,900	(5)
Genco Surprise	1998	Engelhart CTP (Switzerland) S.A.	October 2016	$7,500	(6)
Genco Raptor	2007	M2M Panamax Pool Ltd.	September 2016	100% of BPI
Genco Thunder	2007	Swissmarine Services S.A.	September 2016	100% of BPI

Ultramax Vessels
Baltic Hornet	2014	Swissmarine Asia Pte. Ltd.	February 2017	115.5% of BSI
Baltic Wasp	2015	Pioneer Navigation Ltd.	January 2017	$3,250 with 50% profit sharing

Baltic Scorpion	2015	Swissmarine Asia Pte. Ltd.	October 2016	115.5% of BSI
Baltic Mantis	2015	Pioneer Navigation Ltd.	December 2016	115% of BSI

Supramax Vessels
Genco Predator	2005	ED&F Man Shipping Ltd.	October 2016	98.5% of BSI
Genco Warrior	2005	Centurion Bulk Pte. Ltd., Singapore	September 2016	98.5% of BSI
Genco Hunter	2007	Pioneer Navigation Ltd.	June 2017	104% of BSI
Genco Cavalier	2007	Maxwill Shipping/Tongli Samoa Shipping Co., Ltd.	August 2016	$5,250/$5,150	(7)
Genco Lorraine	2009	Chun An Chartering Co. Ltd.	September 2016	$6,000	(8)
Genco Loire	2009	Bulkhandling Handymax A/S	November 2016	Spot Pool	(9)
Genco Aquitaine	2009	Bulkhandling Handymax A/S	November 2016	Spot Pool	(9)
Genco Ardennes	2009	Clipper Sapphire Pool	February 2017	Spot Pool	(10)
Genco Auvergne	2009	Pioneer Navigation Ltd.	September 2016	100% of BSI
Genco Bourgogne	2010	Clipper Sapphire Pool	February 2017	Spot Pool	(10)
Genco Brittany	2010	Clipper Sapphire Pool	February 2017	Spot Pool	(10)
Genco Languedoc	2010	Clipper Sapphire Pool	February 2017	Spot Pool	(10)
Genco Normandy	2007	Harmony Innovation Shipping Ltd.	August 2016	$6,000	(11)
Genco Picardy	2005	Centurion Bulk Pte. Ltd., Singapore	September 2016	98.5% of BSI
Genco Provence	2004	Pioneer Navigation Ltd.	September 2016	100% of BSI
Genco Pyrenees	2010	Clipper Sapphire Pool	February 2017	Spot Pool	(10)
Genco Rhone	2011	Pioneer Navigation Ltd.	December 2016	100% of BSI
Baltic Leopard	2009	Bulkhandling Handymax A/S	November 2016	Spot Pool	(9)
Baltic Panther	2009	Bulkhandling Handymax A/S	November 2016	Spot Pool	(9)
Baltic Jaguar	2009	Eastern Bulk Carriers A/S, Oslo	August 2016	$3,000	(12)
Baltic Cougar	2009	Bulkhandling Handymax A/S	November 2016	Spot Pool	(9)

Handymax Vessels
Genco Success	1997	TST NV, Nevis	February 2017	87.5% of BSI
Genco Carrier	1998	Tongli Samoa Shipping Co., Ltd.	August 2016	$5,150	(13)
Genco Prosperity	1997	TST NV, Nevis	March 2017	87.5% of BSI
Genco Wisdom	1997	ED&F Man Shipping Ltd.	September 2016	88.5% of BSI
Genco Muse	2001	Cargill International S.A.	August 2016	$7,600	(14)

Handysize Vessels
Genco Sugar	1998	Clipper Logger Pool	September 2016	Spot Pool	(15)
Genco Pioneer	1999	Clipper Logger Pool	September 2016	Spot Pool	(15)
Genco Progress	1999	Clipper Logger Pool	February 2017	Spot Pool	(15)
Genco Explorer	1999	Clipper Logger Pool	February 2017	Spot Pool	(15)
Genco Reliance	1999	Clipper Logger Pool	February 2017	Spot Pool	(15)
Baltic Hare	2009	Clipper Logger Pool	February 2017	Spot Pool	(15)
Baltic Fox	2010	Clipper Logger Pool	February 2017	Spot Pool	(15)
Genco Charger	2005	Clipper Logger Pool	February 2017	Spot Pool	(15)
Genco Challenger	2003	Clipper Logger Pool	February 2017	Spot Pool	(15)
Genco Champion	2006	Clipper Logger Pool	February 2017	Spot Pool	(15)
Baltic Wind	2009	Trammo Bulk Carriers	February 2017	103% of BHSI
Baltic Cove	2010	Clipper Bulk Shipping Ltd.	July 2017	$5,750	(16)
Baltic Breeze	2010	Trammo Bulk Carriers	January 2017	103% of BHSI
Genco Ocean	2010	Norvic Shipping North America Inc.	July 2016	$7,000	(17)
Genco Bay	2010	Clipper Bulk Shipping Ltd.	August 2016	102% of BHSI
Genco Avra	2011	Ultrabulk S.A.	April 2017	104% of BHSI
Genco Mare	2011	Pioneer Navigation Ltd.	July 2017	103.5% of BHSI
Genco Spirit	2011	Clipper Bulk Shipping Ltd.	August 2016	$7,000

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

(3)

We have agreed to an extension with Swissmarine Services S.A. on a time charter for 4.5 to 7.5 months at a rate of $8,000 per day. Hire is paid every 15 days in advance less a 5.00% third party brokerage commission. The extension began on August 2, 2016.

(4)	The vessel redelivered to us on July 25, 2016 and is currently awaiting next employment.
(5)

We have reached an agreement with ADMIntermare, a division of ADM International Sarl, for one time charter trip at a rate of $6,900 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 18, 2016 after repositioning. A ballast bonus was awarded after the repositioning period. The vessel redelivered to us on June 17, 2016.

(6)

We have reached an agreement with Engelhart CTP (Switzerland) S.A. for one time charter trip at a rate of $7,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel is expected to deliver to charterers on or about August 10, 2016 after repositioning. A ballast bonus will be awarded after the repositioning period. The vessel redelivered to us on July 4, 2016.

(7)

We have reached an agreement with Tongli Samoa Shipping Co., Ltd. on a time charter for approximately 15 days at a rate of $5,150 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel is expected to deliver to charterers on or about August 14, 2016 after repositioning. The vessel is expected to redeliver to us on or about August 12, 2016.

(8)

We have reached an agreement with Chun An Chartering Co. Ltd. on a time charter for approximately 30 days at a rate of $6,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on August 2, 2016 after repositioning. The vessel redelivered to us on July 27, 2016.

(9)

We have reached an agreement to enter these vessels into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. We can withdraw a vessel with three months’ notice.

(10)

We have reached an agreement to enter these vessels into the Clipper Sapphire Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager. We can withdraw a vessel with a minimum notice of six months.

(11)

We have agreed to an extension with Harmony Innovation Shipping Ltd. on a time charter for approximately 25 days at a rate of $6,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The extension began on July 25, 2016.

(12)

We have reached an agreement with Eastern Bulk Carriers A/S, Oslo on a time charter for approximately 35 days at a rate of $3,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 21, 2016.

(13)

We have reached an agreement with Tongli Samoa Shipping Co., Ltd. on a time charter for approximately 15 days at a rate of $5,150 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 10, 2016.

(14)

We have reached an agreement with Cargill International S.A. on a time charter for approximately 40 days at a rate of $7,600 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on June 12, 2016 after repositioning. The vessel redelivered to us on April 28, 2016.

(15)

We have reached an agreement to enter these vessels into the Clipper Logger Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager. We can withdraw the vessels with a minimum notice of six months.

(16)

We have reached an agreement with Clipper Bulk Shipping Ltd. on a time charter for 11.5 to 14.5 months at a rate of $5,750 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The extension began on August 5, 2016.

(17)	The vessel redelivered to us on July 28, 2016 and is currently awaiting next employment.

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

VOYAGE REVENUES-

For the three months ended June 30, 2016, voyage revenues decreased by $2.3 million, or 6.8%, to $31.5 million as compared to $33.8 million for the three months ended June 30, 2015.  The decrease in voyage revenues was primarily due to lower spot market rates achieved by the majority of our vessels marginally offset by the increase in the size of our fleet following the delivery of two Ultramax newbuilding vessels.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 8.8% to $4,618 a day for the three months ended June 30, 2016 from $5,065 a day for the three months ended June 30, 2015.  The decrease in TCE rates was primarily due to lower spot rates achieved by our vessels during the second quarter of 2016 as compared to the same period last year.  During the second quarter of 2016, the Baltic Dry Index increased from the all-time lows registered during the first three months of the year. Freight rates during the quarter were primarily supported by heightened demand for iron ore cargoes due to augmented Chinese steel production, increased coal shipments to China as the country continues to reduce domestic coal output and a strong South American grain season. Furthermore, the global drybulk fleet has expanded at the slowest rate in nearly two decades despite the recent slowdown in scrapping from the record pace set earlier in the year.

For the three months ended June 30, 2016 and 2015, we had 6,325.7 and 6,118.0 ownership days, respectively. The increase in ownership days is a result of the delivery of the Baltic Scorpion and Baltic Mantis during the second half of 2015 partially offset by the scrapping of the Genco Marine on May 17, 2016.  Fleet utilization increased to 99.4% from 98.2% during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to additional repositioning periods during the three months ended June 30, 2015 for some of our Capesize and Supramax vessels.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services were provided for a fee of $750 per ship per day until October 1, 2015, when the daily fees were reduced to $650 per ship per day pursuant to an agreement entered into between Genco Management (USA) LLC and MEP.  During the three months ended June 30, 2016 and 2015, total service revenue was $0.4 million and $0.8 million, respectively.  The decrease was primarily a result of the combination of the sale of five of the MEP vessels during January 2016 to third parties, as well as the decrease in daily management fees.

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

Voyage expenses decreased by $0.7 million from $3.8 million during the three months ended June 30, 2015 as compared to $3.1 million during the three months ended June 30, 2016.  The decrease was primarily due to a decrease in bunker consumption of $0.5 million during the second quarter of 2016 as compared to the second quarter of 2015, as well as a $0.3 million decrease in the write down of our bunker inventory at the end of each quarter to its market value resulting from the fact that there was more bunker inventory that was above the market value and need to be adjusted as of June 30, 2015 as compared to June 30, 2016.  These decreases were partially offset by a $0.3 million increase in net bunker losses recorded during the second quarter of 2016 based on the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a result of the decrease in bunker prices.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $1.4 million from $29.9 million during the second quarter of 2015 to $28.5 million during the second quarter of 2016.  This decrease was primarily due to lower expenses related to maintenance as well as crewing and insurance partially offset by the increase in the size of our fleet.

Daily vessel operating expenses decreased to $4,511 per vessel per day for the three months ended June 30, 2016 from $4,836 per day for the three months ended June 30, 2015.  The decrease in daily vessel operating expenses was predominantly due to lower maintenance as well as crew and insurance related expenses.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended June 30, 2016 were $309 below the weighted-average budgeted rate of $4,820 per vessel per day.

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

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

We incur general and administrative expenses, which relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, rent, legal, auditing and other professional expenses.  For further information on the restricted shares issued as incentive compensation to our Chairman, our employees and our directors under our 2015 Equity Incentive Plan and the 2014 Management Incentive Program (the “MIP”), refer to Note 18 — Stock-Based Compensation in our Condensed Consolidated Financial Statements.  Additionally, we incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.

For the three months ended June 30, 2016 and 2015, general, administrative and management fees were $13.9 million and $26.5 million, respectively.  The $12.6 million decrease was primarily due to a decrease in compensation costs relating to non-cash compensation of $7.0 million, including grants of restricted stock and warrants, as well as a decrease in expenses related to the merger with Baltic Trading that were incurred during the second quarter of 2015 of $6.0 million partially offset by costs related to financing or refinancing activities.

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

Depreciation and amortization expense increased by $0.3 million to $19.7 million during the three months ended June 30, 2016 as compared to $19.4 million during the three months ended June 30, 2015.  This increase was primarily due to the delivery of the Baltic Scorpion and Baltic Mantis during the second half of 2015, as well as higher drydocking amortization expense recorded during the three months ended June 30, 2016.

OTHER OPERATING INCOME –

For the three months ended June 30, 2016 and 2015, other operating income was $0.2 million and $0, respectively.  The increase is primarily due to a payment of $0.2 million received from Samsun Logix Corporation as part of the cash settlement of the revised rehabilitation plan approved by the South Korean courts on April 8, 2016.  Refer to Note 17 — Commitments and Contingencies in our Condensed Consolidated Financial Statements for further information regarding the settlement.

IMPAIRMENT OF VESSEL ASSETS –

During the three months ended June 30, 2016 and 2015, we recorded $67.6 million and $0, respectively, of impairment of vessel assets.  During the three months ended June 30, 2016, we recorded $67.6 million of impairment for nine of our vessels, the Genco Acheron, Genco Carrier, Genco Leader, Genco Pioneer, Genco Prosperity, Genco Reliance, Genco Success, Genco Sugar, and Genco Wisdom, for which we have deemed it is more likely than not that will be scrapped.     Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information which describes how it was determined that these vessel assets were impaired.  There was no impairment of vessels assets recorded during the three months ended June 30, 2015.

LOSS ON SALE OF VESSELS –

During the three months ended June 30, 2016 and 2015, we recorded $0.1 million and $1.2 million Loss on sale of vessels, respectively.  On May 17, 2016, we scrapped the Genco Marine which resulted in a loss of $0.1 million during the three months ended June 30, 2016.  On April 8, 2015, Baltic Trading sold two of its vessels, the Baltic Lion and Baltic Tiger, to us at a loss of $1.2 million during the three months ended June 30, 2015.

OTHER (EXPENSE) INCOME-

IMPAIRMENT OF INVESTMENT–

During the three months ended June 30, 2016 and 2015, we recorded Impairment of investment of $2.7 million and $0, respectively.  We review our investment in Jinhui for indicators of other-than-temporary impairment on a quarterly basis.  Based on our review, we have deemed the investment in Jinhui to be other-than-temporarily impaired as of June 30, 2016. Refer to Note 5 — Investments in our Condensed Consolidated Financial Statements for further details.  Our investment in Jinhui was not deemed to be other-than-temporarily impaired as of June 30, 2015.

NET INTEREST EXPENSE –

Net interest expense increased by $2.3 million from $4.7 million during the three months ended June 30, 2015 to $7.0 million during the three months ended June 30, 2016.  Net interest expense during the three months ended June 30, 2016 and 2015 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The increase in net interest expense for the second quarter of 2016 as compared to the second quarter of 2015 was primarily due to an increase in interest expense and amortization of deferred financing fees associated with the 2015 Revolving Credit Facility and the $98 Million Credit Facility which were entered into on April 7, 2015 and November 4, 2015, respectively.

REORGANIZATION ITEMS, NET

Reorganization items, net decreased by $0.2 million from $0.3 million during the three months ended June 30, 2015 to $0.1 million during the three months ended June 30, 2016.  These reorganization items include trustee fees and professional fees incurred after the Effective Date in relation to the Chapter 11 Cases.  The decrease is due to the winding down of settlement payments as a result of the Chapter 11 Cases.  Refer to Note 16 — Reorganization items, net in our Condensed Consolidated Financial Statements for further detail.

INCOME TAX EXPENSE-

For the three months ended June 30, 2016, income tax expense was $0.1 million as compared to $0.7 million during the three months ended June 30, 2015.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) LLC (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially managed vessels for Baltic Trading until the Merger on July 17, 2015, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our Condensed Consolidated Financial Statements for further information.  The decrease in income tax expense during the three months ended June 30, 2016 as compared to the same period during the prior year is primarily due to a decrease in income earned by Genco (USA) during the three months ended June 30, 2016 as a result of the cancellation of the Management Agreement with Baltic Trading effective July 18, 2015 pursuant to the Merger.  As a result of the cancellation, Genco (USA) was no longer earning commercial service revenue, management fees and sales and purchase fee from Baltic Trading effective July 18, 2015.  There was also a decrease income earned by Genco (USA) due to the reduction of the daily service fee received from MEP from $750 per vessel to $650 per vessel effective October 1, 2015, in addition to the sale of five of the MEP vessels during January 2016 to third parties.  Refer to Note 1 — General Information included in our Condensed Consolidated Financial Statements for further information.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the three months ended June 30, 2016 and 2015, net loss attributable to noncontrolling interest was $0 and $11.6 million, respectively.  Net loss (income) was allocated to the noncontrolling interest up until July 17, 2015 when the Merger was effective.  Once the Merger was effective, the noncontrolling interest allocation was no longer applicable.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

VOYAGE REVENUES-

For the six months ended June 30, 2016, voyage revenues decreased by $15.8 million, or 23.4%, to $51.6 million as compared to $67.4 million for the six months ended June 30, 2015.  The decrease in voyage revenues was primarily due to lower spot market rates achieved by the majority of our vessels marginally offset by the increase in the size of our fleet following the delivery of two Ultramax newbuilding vessels.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 27.9% to $3,622 a day for the six months ended June 30, 2016 from $5,021 a day for the six months ended June 30, 2015.  The decrease in TCE rates was primarily due to lower spot rates achieved by our vessels during the six months ended June 30, 2016 as compared to the same period last year.

For the six months ended June 30, 2016 and 2015, we had 12,695.7 and 12,306.9 ownership days, respectively. The increase in ownership days is a result of the delivery of the Baltic Scorpion and Baltic Mantis during the second half of 2015 partially offset by the scrapping of the Genco Marine on May 17, 2016.  Fleet utilization increased marginally to 98.8% from 98.6% during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services were provided for a fee of $750 per ship per day until October 1, 2015, when the daily fees were reduced to $650 per ship per day pursuant to an agreement entered into between Genco Management (USA) LLC and MEP.  During the six months ended June 30,

2016 and 2015, total service revenue was $1.2 million and $1.6 million, respectively.  The decrease was primarily a result of the combination of the sale of five of the MEP vessels during January 2016 to third parties, as well as the decrease in daily management fees.  These decreases were partially offset by an increase in the termination fees recorded during the six months ended June 30, 2016 related to the sale of the five MEP vessels.

VOYAGE EXPENSES-

Voyage expenses decreased by $1.2 million from $8.1 million during the six months ended June 30, 2015 as compared to $7.0 million during the six months ended June 30, 2016.  The decrease was partially due to a $1.0 million decrease in the write down of our bunker inventory at the end of each quarter to its market value resulting from the fact that there was more bunker inventory that was above the market value and need to be adjusted at quarter-end during the six months ended June 30, 2015 as compared to the same period during June 30, 2016.  Additionally, there was a decrease in bunker consumption of $1.1 million during the six months ended June 30, 2016 as compared to the same period during 2015, as well as a $0.2 million decrease in third-party broker commissions as a result of the decrease in voyage revenue earned during the six months ended June 30, 2016 as compared to the same period during 2015.  These decreases were partially offset by a $1.0 million increase in net bunker losses recorded during the six months ended June 30, 2016 based on the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a result of the decrease in bunker prices.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $0.9 million from $58.6 million during the six months ended June 30, 2015 to $57.7 million during the six months ended June 30, 2016.  This decrease was primarily due to lower maintenance related expenses.

Daily vessel operating expenses decreased to $4,542 per vessel per day for the six months ended June 30, 2016 from $4,762 per day for the six months ended June 30, 2015.  The decrease in daily vessel operating expenses was predominantly due to lower crew and maintenance related expenses.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the six months ended June 30, 2016 were $278 below the weighted-average budgeted rate of $4,820 per vessel per day.

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the six months ended June 30, 2016 and 2015, general, administrative and management fees were $26.7 million and $46.8 million, respectively.  The $20.1 million decrease was primarily due to a decrease in compensation costs relating to non-cash compensation of $13.9 million, including grants of restricted stock and warrants, as well as a decrease in expenses related to the merger with Baltic Trading that were incurred during the six months ended June 30, 2015 of $6.0 million partially offset by costs related to financing or refinancing activities.

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

Depreciation and amortization expense increased by $1.2 million to $40.0 million during the six months ended June 30, 2016 as compared to $38.8 million during the six months ended June 30, 2015.  This increase was primarily due to the delivery of the Baltic Scorpion and Baltic Mantis during the second half of 2015, as well as higher drydocking amortization expense recorded during the six months ended June 30, 2016.

OTHER OPERATING INCOME –

For the six months ended June 30, 2016 and 2015, other operating income was $0.2 million and $0, respectively.  The increase is primarily due to a payment of $0.2 million received from Samsun Logix Corporation as part of the cash settlement of the revised rehabilitation plan approved by the South Korean courts on April 8, 2016.  Refer to Note 17 — Commitments and Contingencies in our Condensed Consolidated Financial Statements for further information regarding the settlement.

IMPAIRMENT OF VESSEL ASSETS -

During the six months ended June 30, 2016 and 2015, we recorded $69.3 million and $35.4 million, respectively, of impairment of vessel assets.  During the six months ended June 30, 2016, we recorded $67.6 million of impairment for nine of our vessels, the Genco Acheron, Genco Carrier, Genco Leader, Genco Pioneer, Genco Prosperity, Genco Reliance, Genco Success, Genco Sugar, and Genco Wisdom, for which we have deemed it is more likely than not that will be scrapped.  Additionally, we recorded $1.7 million of impairment of vessel assets to adjust the net realizable value of the Genco Marine which was scrapped on May 17, 2016.  During the six months ended June 30, 2015, we recorded $35.4 million of impairment for the Baltic Lion and Baltic Tiger, which were sold to us from Baltic Trading on April 8, 2015.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information which describes how it was determined that these vessel assets were impaired.

LOSS ON SALE OF VESSELS –

During the six months ended June 30, 2016 and 2015, we recorded $0.1 million and $1.2 million Loss on sale of vessels, respectively.  On May 17, 2016, we scrapped the Genco Marine which resulted in a loss of $0.1 million during the six months ended June 30, 2016.  On April 8, 2015, Baltic Trading sold two of its vessels, the Baltic Lion and Baltic Tiger, to us at a loss of $1.2 million during the six months ended June 30, 2015.

OTHER (EXPENSE) INCOME-

IMPAIRMENT OF INVESTMENT –

During the six months ended June 30, 2016 and 2015, we recorded Impairment of investment of $2.7 million and $0, respectively.  We review our investment in Jinhui for indicators of other-than-temporary impairment on a quarterly basis.  Based on our review, we have deemed the investment in Jinhui to be other-than-temporarily impaired as of June 30, 2016. Refer to Note 5 — Investments in our Condensed Consolidated Financial Statements for further details.  Our investment in Jinhui was not deemed to be other-than-temporarily impaired during the six months ended June 30, 2015.

NET INTEREST EXPENSE –

Net interest expense increased by $5.1 million from $9.0 million during the six months ended June 30, 2015 to $14.0 million during the six months ended June 30, 2016.  Net interest expense during the six months ended June 30, 2016 and 2015 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The increase in net interest expense for the six months ended June 30, 2016 as compared to the same period during 2015 was primarily due to an increase in interest expense and amortization of deferred financing fees associated with the 2015 Revolving Credit Facility and the $98 Million Credit Facility which were entered into on April 7, 2015 and November 4, 2015, respectively.

REORGANIZATION ITEMS, NET

Reorganization items, net decreased by $0.7 million from $0.8 million during the six months ended June 30, 2015 to $0.2 million during the six months ended June 30, 2016.  These reorganization items include trustee fees and professional fees incurred after the Effective Date in relation to the Chapter 11 Cases.  The decrease is due to the winding down of settlement payments as a result of the Chapter 11 Cases.  Refer to Note 16 — Reorganization items, net in our Condensed Consolidated Financial Statements for further detail.

INCOME TAX EXPENSE-

For the six months ended June 30, 2016, income tax expense was $0.4 million as compared to $1.3 million during the six months ended June 30, 2015.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) LLC (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially managed vessels for Baltic Trading until the Merger on July 17, 2015, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our Condensed Consolidated Financial Statements for further information.  The decrease in income tax expense during the six months ended June 30, 2016 as compared to the same period during the prior year is primarily due to a decrease in income earned by Genco (USA) during the six months ended June 30, 2016 as a result of the cancellation of the Management Agreement with Baltic Trading effective July 18, 2015 pursuant to the Merger.  As a result of the cancellation, Genco (USA) was no longer earning commercial service revenue, management fees and sales and purchase fee from Baltic Trading effective July 18, 2015.  There was also a decrease income earned by Genco (USA) due to the reduction of the daily service fee received from MEP from $750 per vessel to $650 per vessel effective October 1, 2015, in addition to the sale of five of the MEP vessels during January 2016 to third parties. These decreases related to MEP were partially offset by an increase in the termination fees earned during the six months ended June 30, 2016 related the sale of the five MEP vessels. Refer to Note 1 — General Information included in our Condensed Consolidated Financial Statements for further information.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the six months ended June 30, 2016 and 2015, net loss attributable to noncontrolling interest was $0 and $52.3 million, respectively.  Net loss (income) was allocated to the noncontrolling interest up until July 17, 2015 when the Merger was effective.  Once the Merger was effective, the noncontrolling interest allocation was no longer applicable.

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

We entered into the Commitment Letter and subsequent Amended Commitment Letter on June 8, 2016 and June 30, 2016.  This Commitment Letter for a senior secured loan facility (the “New Facility”) for an aggregate principal amount of up to $400 million is intented to refinance our $100 Million Term Loan Facility, $253 Million Term Loan Facility, $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and 2015 Revolving Credit Facility, as defined in Note 8 — Debt in our Condensed Consolidated Financial Statements.  The New Facility is subject to definitive documentation, and our ability to borrow under the New Facility is subject to a number of conditions, including completion of an equity financing satisfactory to the lenders with gross proceeds to the Company including the equity commitments as described in Note 8 — Debt in our Condensed Consolidated Financial Statements of at least $125 million, amendment of the Company’s other credit facilities on terms satisfactory to the lenders and other customary conditions.  On June 30, 2016 we entered into an amendment and restatement of the Commitment Letter (the “Amended Commitment Letter”) which established or extended waivers of certain credit facility covenants described below through 11:59 p.m. on September 30, 2016 on certain conditions, including a condition that we enter into a definitive purchase agreement or file a registration statement for an equity financing by 11:59 p.m. on August 15, 2016.

Given the negative impact of the current drybulk rate environment, we also face covenant compliance issues.  Our credit facilities contain minimum cash covenants measured on a company-wide basis and on the basis of the number of vessels pledged by obligors under each credit facility.  Pursuant to the Amended Commitment Letter and the $98 Million Credit Facility Commitment Letter (as discussed in Note 8 — Debt in our Condensed Consolidated Financial Statements), our company-wide minimum cash covenant has been waived through September 30, 2016 so long as we maintain a minimum cash balance of $25.0 million. We are currently seeking a similar waiver under the 2014 Term Loan Facilities.  Moreover, under the Amended Commitment Letter, from August 31 through September 30, 2016, the amount of cash we would need to maintain under our minimum cash covenants applicable only to obligors in each facility to be refinanced under the Amended Commitment Letter would be reduced by up to $0.25 million per vessel, subject to an overall maximum cash withdrawal of $10.0 million to pay expenses and additional conditions. However, in light of our requirements to fund ongoing operations, make payments under our credit facilities, and the possibility of utilizing cash to resolve collateral maintenance shortfalls after the waiver period ends on September 30, 2016, we believe that without taking measures described below that may not be available to us, it is probable that we will not remain in compliance with our minimum cash covenants under our credit facilities after September 30, 2016.

As a result of the current weakness in vessel values, we did not meet the maximum leverage or leverage ratio covenants in our credit facilities as of June 30, 2016.  These covenants require us to maintain a ratio not to exceed 70% of financial indebtedness divided by value adjusted total assets, each as defined therein.  Pursuant to the Amended Commitment Letter and the $98 Million Credit Facility Commitment Letter (as discussed in Note 8 — Debt in our Condensed Consolidated Financial Statements), the maximum leverage ratio covenants have been waived through September 30, 2016 for all of our credit facilities other than the 2014 Term Loan Facilities, as to which it has been waived through October 15, 2016, except that such waivers under the 2014 Term Loan Facilities will be void if Sinosure does not approve such waivers by August 19, 2016 or if Sinosure gives written notice to the agent bank that it does not approve the waivers. However, given the current weakness in vessel values, it is probable that we will not remain in compliance with our maximum leverage ratio covenants under our credit facilities after September 30, 2016.

Lastly, pursuant to the Amended Commitment Letter and the waiver entered into on June 30, 2016 for the 2014 Term Loan Facilities, the collateral maintenance covenants have been waived through 11:59 p.m. on September 30, 2016.  Additionally, pursuant to the $98 Million Credit Facility Commitment Letter entered into on June 29, 2016, the collateral maintenance covenant has been reduced from 140% to 120% through 11:59 p.m. on September 30, 2016.  Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for a description of these waivers.    Under the collateral maintenance covenants, as amended, of our $98 Million Credit Facility, 2015 Revolving Credit Facility, $253 Million Term Loan Facility, $100 Million Term Loan Facility, $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and the 2014 Term Loan Facilities, the aggregate valuations of our vessels pledged under each facility must at least be a certain percentage of loans outstanding, which percentages currently are 120%, 140%, 135%, 130%, 140%, 110%, 125% and 135%, respectively, as of June 30, 2016. Absent the aforementioned waivers, if this test is not met, we may be required to take certain actions to remedy the shortfall.  See “Critical Accounting Policies — Vessels and Depreciation” below for further details of our vessel valuations.  Given the current weakness in vessel values, we believe it is probable that we will not meet the minimum threshold under the collateral maintenance covenant in certain of our credit facilities after September 30, 2016 when the aforementioned waivers expire.

In light of the foregoing, we will likely require capital to fund ongoing operations and debt service and to maintain compliance with our credit facility covenants.  The transactions contemplated by the Amended Commitment Letter and the $98 Million Credit Facility Commitment Letter are intended to address our liquidity and covenant compliance issues.  Such transactions are subject to a number of conditions, including completion of an equity financing satisfactory to the lenders with gross proceeds to us of at least $125 million.  If we are unable to fulfill these conditions, we will need to consider alternatives to address our liquidity and covenant compliance issues.  For example, we may seek to refinance our indebtedness, obtain further waivers or modifications to our credit agreements from our lenders (which may be unavailable or subject to conditions) or raise additional capital through selling assets (including vessels), reducing or delaying capital expenditures, or pursuing other options that may be available to us which may include pursuing strategic opportunities and equity or debt offerings or potentially seeking protection in a Chapter 11 proceeding.  To the extent such actions include dispositions of vessels, our ability to do so on acceptable terms may be limited by depressed vessel values, a second-hand market for the sale of vessels that has become less active, and ongoing limited availability of financing for buyers of vessels.  In addition, to remedy or mitigate our non-compliance under our collateral maintenance covenants, we may prepay a portion of our indebtedness or pledge one or more of our remaining unencumbered vessels.  We cannot be certain that we will accomplish any of the actions described above.

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

Cash Flow

Net cash used in operating activities for the six months ended June 30, 2016 and 2015 was $41.2 million and $29.8 million, respectively.  Included in the net loss attributable to Genco during the six months ended June 30, 2016 and 2015 are $72.0 million and $35.4 million of non-cash impairment charges, respectively. Excluding the aforementioned non-cash charges for the six months ended June 30, 2016 and 2015, the loss would be less by $2.5 million. Also included in the net loss during the six months ended June 30, 2016 and 2015 was $10.9 million and $24.8 million, respectively, of non-cash amortization of non-vested stock compensation due to the vesting of restricted shares and warrants issued under the MIP. Additionally, the fluctuation in accounts payable and accrued expenses decreased by $11.4 million due to the timing of payments.  The above changes in operating activities were partially offset by a $2.3 million increase in the fluctuation in prepaid expenses and other current assets and a $2.1 million increase in the fluctuation in due from charterers due to the timing of payments.  Additionally, there was a $6.2 million decrease in deferred drydocking costs incurred because there were fewer vessels that completed drydocking during the six months ended June 30, 2016 as compared to the same period during 2015.

Net cash provided by investing activities was $3.7 million during the six months ended June 30, 2016 as compared to net cash used in investing activities of $5.4 million during the six months ended June 30, 2015. The fluctuation is primarily due to a $24.3 million decrease in the purchase of vessels, including deposits.  The decrease is primarily due to the completion of the purchase of the Baltic Wasp on January 2, 2015.  Additionally, there were $1.9 million of proceeds from the sale of the Genco Marine which was scrapped during the six months ended June 30, 2016.  The decrease in the purchase of vessels, including deposits and proceeds from the sale for the Genco Marine were partially offset by a $19.6 million decrease in deposits of restricted cash, representing the amount of restricted cash that was held in an escrow account as of December 31, 2014 for the purchase of the Baltic Wasp, which was released to the shipyard upon the vessel delivery on January 2, 2015.

Net cash used in financing activities was $26.9 million during the six months ended June 30, 2016 as compared to net cash provided by financing activities of $13.5 million during the six months ended June 30, 2015. Net cash used in financing activities for the six months ended June 30, 2016 consisted primarily of the following: $10.2 million repayment of debt under the $253 Million Term Loan Facility, $6.0 million repayment of debt under the $148 Million Credit Facility, $3.8 million repayment of debt under the $100 Million Term Loan Facility, $3.3 million repayment of debt under the 2015 Revolving Credit Facility, $1.4 million repayment of debt under $44 Million Term Loan Facility, $1.4 million repayment of debt under the 2014 Term Loan Facilities, $0.8 million repayment of debt under the $22 Million Term Loan Facility, and $0.1 million cash settlement paid to non-accredited 5.00% Convertible Senior Note holders. Net cash provided by financing activities for the six months ended June 30, 2015 consisted primarily of $115.0 million of proceeds from the $148 Million Credit Facility and $25.0 million of proceeds from 2015 Revolving Credit Facility partially offset by the following: $102.3 million repayment of debt under the 2010 Credit Facility, $10.2 million repayment of debt under the $253 Million Term Loan Facility, $3.8 million repayment of debt under the $100 Million Term Loan Facility, $2.4 million repayment of debt under the $148 Million Term Loan Facility, $1.4 million repayment of debt under the $44 Million Term Loan Facility, $0.8 million repayment of debt under the $22 Million Term Loan Facility, $0.7 million repayment of debt under the 2014 Term Loan Facilities, $0.7 million cash settlement paid to non-accredited 5.00% Convertible Senior Note holders, and $4.3 million payment of deferred financing costs.

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

Refer to Note 8 —Debt in our Condensed Consolidated Financial Statements for information regarding agreements and waivers that were entered into for our nine credit facilities, as well as the terms and fees associated with those agreements and waivers.

At June 30, 2016, we believed we were in compliance with all of the financial covenants under  the $100 Million Term Loan Facility; $253 Million Term Loan Facility; the 2015 Revolving Credit Facility; the $98 Million Credit Facility; the $44 Million Term Loan Facility; $22 Million Term Loan Facility; the $148 Million Credit Facility; and the 2014 Term Loan Facilities, other than covenants that had been waived by our lenders as of such date pursuant to the Amended Commitment Letter, the $98 Million Credit Facility Commitment Letter and the June 30, 2016 and August 9, 2016 waiver agreements entered into for the 2014 Term Loan Facilities.  These commitment letters and waiver agreements are effective through September 30, 2016.  Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for a description of each credit facility and the terms and conditions of the waivers and commitment letters.  Each of our credit facilities contain cross default provisions that could be triggered by our failure to satisfy or waive our collateral maintenance covenants once the waivers expire.  Given the existence of the cross default provisions, and the absence of any current solution which would cure the noncompliance for at least the next 12 months, we have determined that we should classify our outstanding indebtedness, net of unamortized deferred financing costs, of $553.3 million as a current liability as of June 30, 2016 in the Condensed Consolidated Balance Sheets.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At June 30, 2016 and December 31, 2015, we did not have any interest rate swap agreements.  As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  In determining the fair value of interest rate derivatives, we would consider the creditworthiness of both the counterparty and ourselves immaterial. Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations.  Amounts would not and should not be identical due to the different modeling assumptions.  Any material differences would be investigated.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charterers and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of June 30, 2016 and December 31, 2015.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of June 30, 2016.  The table incorporates the employment agreement entered into in September 2007 with our President, John Wobensmith.  The interest and borrowing fees and scheduled credit agreement payments below reflect the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, the $44 Million Term Loan Facility, the 2015 Revolving Credit Facility, the $98 Million Credit Facility, the $22 Million Term Loan Facility, the 2014 Term Loan Facilities and the $148 Million Credit Facility, as well as other fees associated with the facilities.  Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for further information regarding the terms of the aforementioned credit facilities.  The following table also incorporates the future lease payments associated with the lease for our current space and excludes the lease from our former space as we have filed a motion to reject the lease for our former space in the bankruptcy proceedings, which was accepted on the Effective Date upon our emergence from Chapter 11.  Refer to Note 17 — Commitments and Contingencies in our Condensed Consolidated Financial Statements for further information regarding the terms of our current lease agreement.

		Less Than	One to	Three to
		One	Three	Five	More than
	Total	Year (1)	Years	Years	Five Years
	(U.S. dollars in thousands)
Credit Agreements	$561,656	$26,778	$118,527	$399,095	$17,256
Interest and borrowing fees	81,883	12,999	45,613	21,770	1,501
Executive employment agreement	757	312	445	—	—
Office leases	18,120	538	1,992	4,460	11,130
Totals	$662,416	$40,627	$166,577	$425,325	$29,887

(1)	Represents the six-month period ending December 31, 2016.

Interest expense has been estimated using 0.75% plus the applicable margin of 3.50% for the $100 Million Term Loan Facility and the $253 Million Term Loan Facility, 4.25% for the 2015 Revolving Credit Facility and 6.125% for the $98 Million Credit Facility.  For the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, interest expense has been estimated using 0.75% plus the applicable margin of 3.35%.  Lastly, interest expense has been estimated using 0.75% plus the applicable margin for the $148 Million Credit Facility and for the 2014 Term Loan Facilities of 3.00% and 2.50%, respectively.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of 69 drybulk vessels, including 13 Capesize drybulk carriers, eight Panamax drybulk carriers, four Ultramax drybulk carriers, 21 Supramax drybulk carriers, five Handymax drybulk carriers and 18 Handysize drybulk carriers.

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

Under U.S. Federal law and 33 CFR, Part 151, Subpart D, U.S. approved ballast water treatment systems will be required to be installed in all vessels at the first out of water drydocking after January 1, 2016 if these vessels are to discharge ballast water inside 12 nautical miles of the coast of the United States. Currently, we do not believe there are any ballast water treatment systems that are approved by U.S. authorities. Therefore, the United States Coast Guard (“USCG”) has granted us exensions for our vessels with 2016 drydocking deadlines until January 1, 2018; however, an alternative management system (“AMS”) may be installed in lieu. For example, in February 2015, the USCG added Bawat to the list of ballast water treatment systems that received AMS acceptance. An AMS is valid for five years from the date of required compliance with ballast water discharge standards, by which time it must be replaced by an approved system unless the AMS itself achieves approval. The cost of these systems will vary based on the size of the vessel, and the Company estimates the cost of the systems to be $1.0 million for Capesize, $0.8 million for Panamax, $0.8 million for Supramax, $0.7 million for Handymax and $0.7 million for Handysize vessels. Any newbuilding vessels that we acquire will have an AMS installed when the vessel is being built. The costs of ballast water treatment systems will be capitalized and depreciated over the remainder of the life of the vessel, assuming the system the Company installs becomes approved. These amounts would be in addition to the amounts budgeted for drydocking below.

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet. We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, and scheduled off-hire days for our fleet through 2017 to be:

Year	Estimated Drydocking Cost		Estimated Off-hire Days
	(U.S. dollars in millions)

2016 (July 1 - December 31, 2016)	$7.4	(1)	215	(2)
2017	$15.6	(1)	385	(2)

(1)

Estimated drydocking costs during the remainder of 2016 and 2017 include $4.2 million and $4.8 million of costs, respectively, for vessels that could potentially be sold or scrapped as per the terms of the Commitment Letter.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements.

(2)

Estimated offhire days during the remainder of 2016 and 2017 include 135 and 125 days, respectively, for vessels that could potentially be sold or scrapped as per the terms of the Commitment Letter.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements.

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

During the six months ended June 30, 2016 and 2015, we incurred a total of $1.1 million and $7.3 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

One of our vessels completed drydockings during the six months ended June 30, 2016. Additionally, there was one drydocking that began in June 2016 and crossed over into the third quarter.  We estimate that eight of our vessels will be drydocked during the remainder of 2016 and 18 of our vessels will be drydocked during 2017, which includes the vessels that could potentially be sold or scrapped as per the terms of the Commitment Letter.

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

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2015 10-K.  Excluding the three Bourbon vessels we resold immediately upon delivery to MEP at our cost, we have sold four of our vessels since our inception.  We realized a profit for the three vessels sold during prior years and realized a loss of $0.1 million for the sale of the Genco Marine on May 17, 2016 which was scrapped.  Additionally, we incurred a $53.8 million loss from the forfeiture of our deposit and related interest when we determined to cancel an acquisition of six drybulk newbuildings in November 2008.

During the three months ended June 30, 2016 and 2015, we recorded $67.6 million and $0 impairment of vessel assets, respectively.  The $67.6 million impairment expense recorded during the three months ended June 30, 2016 was for nine of our vessels, the Genco Acheron, Genco Carrier, Genco Leader, Genco Pioneer, Genco Prosperity, Genco Reliance, Genco Success, Genco Sugar, and Genco Wisdom, for which we have determined it is more likely than not will be scrapped pursuant to the terms of the Commitment Letter that we entered into on June 8, 2016.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information which describes how we determined that these vessel assets were impaired.

During the six months ended June 30, 2016 and 2015, we recorded $69.3 million and $35.4 million, impairment of vessel assets, respectively.  The $69.3 million impairment expense recorded during the six months ended June 30, 2016 included $67.6 million impairment loss for the nine vessels noted above, as well as a $1.7 million impairment loss for the Genco Marine recorded during the first quarter of 2016 when we had determined that it was more likely than not that the vessel would be scrapped.  On April 5, 2016, the Board of Directors unanimously approved scrapping the Genco Marine and it was sold to a demolition yard and scrapped on May 17, 2016.  Similarly, the $35.4 million impairment expense recorded during the six months ended June 30, 2015 was for the Baltic Lion and Baltic Tiger for which we had determined it was more likely than not that the vessels would be sold based on Baltic Trading’s expressed consideration to divest of those vessels to increase its liquidity position and strengthen our balance sheet.  On April 7, 2015, we entered into an agreement with Baltic Trading to purchase the Baltic Lion and Baltic Tiger for an aggregate purchase price of $68.5 million, not including commission, which closed on April 8, 2015.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information which describes how we determined that these vessel assets were impaired.

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  Compliance with the collateral maintenance covenants have been waived under our $100 Million Term Loan Facility; $253 Million Term Loan Facility; 2015 Revolving Credit Facility; $44 Million Term Loan Facility; $148 Million Credit Facility; 2014 Term Loan Facilities; and the $22 Million Term Loan Facility through 11:59 p.m. on September 30, 2016 pursuant to the Amended Commitment Letter and the waiver entered into on June 30, 2016 for the 2014 Term Loan Facilities.  Additionally, pursuant to the $98 Million Credit Facility Commitment Letter entered into on June 29, 2016, the collateral maintenance covenant has been reduced from 140% to 120% through 11:59 p.m. on September 30, 2016.  Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for further details. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the credit facilities.  For unencumbered vessels, we utilized the June 30, 2016 vessel valuations as of June 30, 2016 and the December 31, 2015 vessel valuations as of December 31, 2015. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at June 30, 2016 and December 31, 2015.  Vessels have been grouped according to their collateralized status as of June 30, 2016.  The carrying value of the Genco Acheron, Genco Carrier, Genco Leader, Genco Pioneer, Genco Prosperity, Genco Reliance, Genco Success, Genco Sugar, and Genco Wisdom at June 30, 2016 reflects the impairment loss recorded for these vessels.

At June 30, 2016, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date were lower than their carrying values at June 30, 2016, with the exception of the nine aforementioned vessels, which were written down to their estimated net realizable value as of June 30, 2016 as it was determined that the vessels assets were impaired.  At December 31, 2015, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date were lower than their carrying values at December 31, 2015, with the exception of the Genco Marine, which was unencumbered at December 31, 2015 and was written down to its fair market value as it was determined that the vessel asset was impaired as of December 31, 2015.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

The amount by which the carrying value at June 30, 2016 of all of the vessels in our fleet, with the exception of the nine aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $5.2 million to $24.0 million per vessel, and $745.6 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2015 of all of the vessels in our fleet, with the exception of the Genco Marine, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $3.3 million to $21.8 million per vessel, and $699.9 million on an aggregate fleet basis.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was

$12.4 million at June 30, 2016 and $10.1 million as of December 31, 2015.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	June 30,	December 31,
Vessels	Year Built	Acquired	2016	2015
Unencumbered
Genco Carrier	1998	2004	$1,614	$10,128
Genco Success	1997	2005	1,612	9,291
Genco Marine	1996	2005	—	3,750
Genco Muse	2001	2005	13,043	13,569
Genco Acheron	1999	2006	2,330	11,050
Genco Surprise	1998	2006	9,740	10,202
TOTAL			$28,339	$57,990

$98 Million Credit Facility
Genco Constantine	2008	2008	41,056	42,076
Genco Augustus	2007	2007	38,779	39,709
Genco London	2007	2007	37,496	38,409
Genco Titus	2007	2007	37,844	38,762
Genco Tiberius	2007	2007	38,695	39,716
Genco Hadrian	2008	2008	40,749	41,693
Genco Knight	1999	2005	10,622	11,095
Genco Beauty	1999	2005	10,694	11,149
Genco Vigour	1999	2004	10,710	11,161
Genco Predator	2005	2007	18,609	19,187
Genco Cavalier	2007	2008	17,355	17,800
Genco Champion	2006	2008	14,480	14,908
Genco Charger	2005	2007	13,536	13,950
TOTAL			$330,625	$339,615

2015 Revolving Credit Facility
Genco Commodus	2009	2009	43,132	44,107
Genco Maximus	2009	2009	43,159	44,126
Genco Claudius	2010	2009	45,252	46,260
Genco Hunter	2007	2007	21,030	21,589
Genco Warrior	2005	2007	18,599	19,182
TOTAL			$171,172	$175,264

$100 Million Term Loan Facility
Genco Bay	2010	2010	19,509	19,952
Genco Ocean	2010	2010	19,541	19,977
Genco Avra	2011	2011	20,614	21,059
Genco Mare	2011	2011	20,632	21,063
Genco Spirit	2011	2011	20,646	21,081
Genco Sugar	1998	2004	1,373	7,729
Genco Prosperity	1997	2005	1,614	9,259
TOTAL			$103,929	$120,120

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	June 30,	December 31,
Vessels	Year Built	Acquired	2016	2015
$253 Million Term Loan Facility
Genco Aquitaine	2009	2010	19,618	20,065
Genco Ardennes	2009	2010	19,628	20,073
Genco Auvergne	2009	2010	19,818	20,264
Genco Bourgogne	2010	2010	20,750	21,215
Genco Brittany	2010	2010	20,760	21,223
Genco Languedoc	2010	2010	20,770	21,232
Genco Loire	2009	2010	18,986	19,430
Genco Lorraine	2009	2010	18,972	19,420
Genco Normandy	2007	2010	17,388	17,825
Genco Picardy	2005	2010	18,616	19,189
Genco Provence	2004	2010	17,536	18,094
Genco Pyrenees	2010	2010	20,755	21,227
Genco Rhone	2011	2011	21,866	22,331
Genco Thunder	2007	2008	18,453	18,907
Genco Raptor	2007	2008	18,416	18,880
Genco Challenger	2003	2007	11,610	12,023
Genco Reliance	1999	2004	1,373	8,609
Genco Explorer	1999	2004	8,178	8,574
TOTAL			$313,493	$328,581

$44 Million Term Loan Facility
Baltic Lion	2009	2013	33,954	34,580
Genco Tiger	2010	2013	31,582	32,157
			$65,536	$66,737

$148 Million Credit Facility
Baltic Leopard	2009	2009	19,005	19,444
Baltic Panther	2009	2010	19,011	19,449
Baltic Cougar	2009	2010	19,019	19,455
Baltic Jaguar	2009	2010	19,025	19,459
Baltic Bear	2010	2010	44,579	45,551
Baltic Wolf	2010	2010	44,658	45,612
Baltic Wind	2009	2010	18,530	18,963
Baltic Cove	2010	2010	19,505	19,946
Baltic Breeze	2010	2010	19,548	19,980
Baltic Scorpion	2015	2015	29,306	29,815
Baltic Mantis	2015	2015	29,574	30,062
Genco Pioneer	1999	2005	1,373	8,527
Genco Progress	1999	2005	8,165	8,564
Genco Wisdom	1997	2005	1,614	9,334
Genco Leader	1999	2005	2,366	11,084
TOTAL			$295,278	$325,245

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	June 30,	December 31,
Vessels	Year Built	Acquired	2016	2015
$ 22 Million Term Loan Facility
Baltic Fox	2010	2013	19,112	19,558
Baltic Hare	2009	2013	18,029	18,462
TOTAL			$37,141	$38,020

2014 Term Loan Facilities
Baltic Hornet	2014	2014	27,698	28,198
Baltic Wasp	2015	2015	27,951	28,451
TOTAL			$55,649	$56,649

Consolidated Total			$1,401,162	$1,508,221

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, we would record a loss in the amount of the difference.  See above for information regarding the sale of the Baltic Lion, Baltic Tiger and the Genco Marine.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  At June 30, 2016 and December 31, 2015, we did not have any interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  During the three and six months ended June 30, 2016 and 2015, we were subject to the following interest rates on the outstanding debt under our credit facilities:

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

A 1% increase in LIBOR would result in an increase of $2.9 million in interest expense for the six months ended June 30, 2016.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  As of June 30, 2016 and December 31, 2015, we did not have any derivative financial instruments.

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

Investments

We hold investments in equity securities of Jinhui, which are classified as available for sale (“AFS”) under Accounting Standards Codification 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”).  Pursuant to guidance in ASC 320-10, changes between our cost basis in these securities and their market value are recognized as an adjustment to their carrying values with an offsetting adjustment to AOCI at each reporting date.  We review the carrying value of such investments on a quarterly basis to determine if there are any indicators of other-than-temporary impairment in accordance with ASC 320-10.  Based on our review as of June 30, 2016 and December 31, 2015, we have deemed our investment in Jinhui to be other-than-temporarily impaired due to the duration and severity of the decline in its market value versus its cost basis and the absence of the intent and ability to recover the initial carrying value of the investment.  During the three and six months ended June 30, 2016, a total loss of $2.7 million has been recorded as impairment of investment in our Condensed Consolidated Statement of Operations.  There was no impairment of investment recorded during the three and six months ended June 30, 2015.  We will continue to evaluate the carrying value of such investments on a quarterly basis.  Refer to Note 5 — Investments in the Condensed Consolidated Financial Statements.

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

PART II:        OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2015 10-K, which could materially affect our business, financial condition or future results. Below is updated information for the risk factor previously entitled “Covenants under our credit facilities may be difficult to satisfy in the current market environment”:

Covenants under our credit facilities and conditions to waivers we have received to certain of these covenants may be difficult to satisfy in the current market environment.

Given the negative impact of the current weak drybulk rate environment on our earnings, we face potential covenant compliance issues. Based on the size of our fleet, our credit facilities currently require us to maintain a minimum cash balance of $51.8 million. In light of our requirements to fund ongoing operations and make payments under our credit facilities, and the possibility of utilizing cash to resolve collateral maintenance shortfalls described below, we believe that without taking measures that are available to us, we may not remain in compliance with our minimum cash covenants under our credit facilities during 2016.

In addition, given the current weakness in vessel values, we currently do not meet the minimum threshold under the collateral maintenance covenants in certain of our credit facilities, and we believe we may not meet such threshold in certain others of our credit facilities during 2016. Additionally, this weakness in vessel values has resulted in our not meeting the leverage ratio covenants in our credit facilities as of June 30, 2016, which require us to maintain a ratio not to exceed 70% of financial indebtedness divided by value adjusted total assets, each as defined therein. To address our liquidity and covenant compliance issues, we have executed commitment letters for the New Facility and for amendments to the $98 Million Credit Facility as well as agreements with respect to the 2014 Term Loan Facilities, each of which provide us with waivers of certain covenants for a limited time. The New Facility and other amendments to our credit facilities we contemplate entering into would eliminate, amend, or otherwise provide extended relief for covenants for which we face compliance issues. The transactions contemplated by these commitment letters are subject to a number of conditions, including completion of an equity financing satisfactory to the lenders with gross proceeds to us of at least $125 million.  If we are unable to fulfill these conditions, we will need to consider alternatives to address our liquidity and covenant compliance issues.  For example, may seek additional waivers or modifications to our credit agreements, which may be unavailable or subject to conditions. We may additionally seek to refinance our indebtedness or raise additional capital through equity or debt offerings or selling assets (including vessels). We cannot be certain that we will accomplish any such actions. Absent such waivers, modifications, or other means to address these issues, if we do not comply with these covenants and fail to cure our non-compliance following applicable notice and expiration of applicable cure periods, we may be in default of one or more of our credit facilities. Likewise, if we do not fulfill ongoing conditions to the effectiveness of these waivers, we may be in default in one or more of our credit facilities. As a result, some or all of our indebtedness could be declared immediately due and payable, we may not be able to borrow further under our credit facilities, and we may have to seek alternative sources of financing on terms that may not be favorable to us. If we are unable to service or refinance our current or future indebtedness, we may have to take actions such as reducing or delaying acquisitions or capital expenditures, selling assets, seeking additional debt or equity capital, potentially seeking protection in a Chapter 11 proceeding, or pursuing other restructuring options. To the extent such actions include dispositions of vessels, our ability to do so on acceptable terms may be limited by depressed vessel values, a second-hand market for the sale of vessels that has become less active, and ongoing limited availability of financing for buyers of vessels. As a result, we may experience a material adverse effect on our business, financial condition, results of operations, cash flows, and ability to continue as a going concern.

.

ITEM 5.  OTHER INFORMATION

Waiver Agreements

On August 9, 2016, the Company entered into waiver agreements with the other parties under the 2014 Term Loan Facilities which extend the existing waivers of the collateral maintenance covenant under such facilities through 11:59 p.m. on October 15, 2016 and provide for waivers of the maximum leverage ratio covenant through such time.  Such waivers will be void if Sinosure does not approve such waivers by August 19, 2016 or if Sinosure gives written notice to the agent bank that it does not approve the waivers.

ITEM 6.  EXHIBITS

The list of exhibits on the accompanying Exhibit Index incorporated into this Item 6 by reference.

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

GENCO SHIPPING & TRADING LIMITED

DATE: August 9, 2016	By:	/s/ John C. Wobensmith
John C. Wobensmith
President
(Principal Executive Officer)

DATE: August 9, 2016	By:	/s/ Apostolos Zafolias
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

10.1

Supplemental Agreement, dated as of April 7, 2016, to Loan Agreement, dated as of April 7, 2015, by and among Genco Commodus Limited, Genco Maximus Limited, Genco Claudius Limited, Genco Hunter Limited and Genco Warrior Limited, as borrowers, ABN AMRO Capital USA LLC, as arranger, facility agent and security agent and the banks and financial institutions party thereto, as lenders.*

10.2

Waiver Letter Agreement, dated as of April 11, 2016, to $253,000,000 Senior Secured Loan Facility Agreement dated as of August 20, 2010 by and among Genco Shipping & Trading Limited as Borrower; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken AB (Publ), as Lenders; Deutsche Bank Luxembourg S.A., as Agent; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, and Skandinaviska Enskilda Banken Ab (Publ), as Mandated Lead Arrangers; BNP Paribas, Crédit Agricole Corporate and Investment Bank, DVB Bank SE, Deutsche Bank AG, and Skandinaviska Enskilda Banken AB (Publ), as Swap Providers; and

Deutsche Bank AG Filiale Deutschlandgeschäft, as Security Agent and Bookrunner  (the “$253 Million Credit Agreement”).*

10.3

Waiver Letter Agreement, dated as of April 11, 2016, to Facility Agreement dated as of August 12, 2010 by and among Genco Shipping & Trading Limited as Borrower, the banks, financial institutions and companies named therein and Crédit Agricole Corporate and Investment Bank as Agent and Security Trustee (the “$100 Million Credit Agreement”).*

10.4

Waiver Letter Agreement, dated as of April 12, 2016, to Up to $148,000,000 Senior Secured Credit Agreement dated December 31, 2014, by and among Baltic Trading Limited as Borrower, various lenders listed on Schedule I as Lenders, Nordea Bank Finland PLC, New York Branch as Administrative Agent and Security Agent, Nordea Bank Finland PLC, New York Branch and Skandinaviska Enskilda Banken AB (PUBL) as Mandated Lead Arrangers, and Nordea Bank Finland plc, New York Branch as Bookrunner (the “$148 Million Credit Agreement”).*

10.5	Waiver Letter Agreement, dated as of May 31, 2016, to the $253 Million Credit Agreement.*

10.6	Waiver Letter Agreement, dated as of May 31, 2016, to the $100 Million Credit Agreement*

10.7	Waiver Letter Agreement, dated as of May 31, 2016, to the $148 Million Credit Agreement*

10.8	Waiver Letter Agreement, dated as of June 3, 2016, to the $253 Million Credit Agreement.*

10.9	Waiver Letter Agreement, dated as of June 3, 2016, to the $100 Million Credit Agreement.*

10.10	Waiver Letter Agreement, dated as of June 3, 2016, to the $148 Million Credit Agreement.*

10.11	Waiver Letter Agreement, dated as of June 8, 2016, to the $253 Million Credit Agreement.*

10.12	Waiver Letter Agreement, dated as of June 8, 2016, to the $100 Million Credit Agreement.*

10.13	Waiver Letter Agreement, dated as of June 8, 2016, to the $148 Million Credit Agreement.*

10.14

Second Supplemental Agreement to Secured Loan Facility Agreement, dated as of June 8, 2016, by and among Baltic Tiger Limited and Baltic Lion Limited as Borrowers, Genco Shipping & Trading Limited as New Guarantor and New Pledgor, DVB Bank SE and others as Lenders, and DVB Bank SE as Agent and Security Agent..*

10.15

Second Supplemental Agreement dated as of June 8, 2016, to Loan Facility Agreement dated as of June 8, 2016, by and among Baltic Hare Limited and Baltic Fox Limited as borrowers, Genco Shipping & Trading Limited as New Guarantor, Baltic Trading Limited as Pledgor, DVB Bank SE and others as Lenders, and DVB Bank SE as Agent and Security Agent.*

10.16

Waiver Letter Agreement, dated as of June 30, 2016, to the Supplemental Agreement dated as of July 14, 2015 to $16,800,000 Secured Loan Facility Agreement dated October 8, 2014, by and among Baltic Hornet Limited as Borrower, ABN AMRO Capital USA LLC and others as Lenders, ABN AMRO Capital USA LLC as Mandated Lead Arranger, Agent and Security Agent, ABN AMRO Bank N.V. Singapore Branch as Sinosure Agent, ABN AMRO Bank N.V. as Swap Provider, Baltic Trading Limited as Guarantor, Genco Shipping & Trading Limited as New Guarantor, Baltic Trading Limited as Pledgor and Baltic Wasp Limited as Other Borrower.*

10.17

Waiver Letter, dated as of June 30, 2016 to the Supplemental Agreement dated as of July 14, 2015 to $16,800,000 Secured Loan Facility Agreement, dated October 8, 2014, by and among Baltic Wasp Limited as Borrower, ABN AMRO Capital USA LLC and others as Lenders, ABN AMRO Capital USA LLC as Mandated Lead Arranger, Agent and Security Agent, ABN AMRO Bank N.V. Singapore Branch as Sinosure Agent, ABN AMRO Bank N.V. as Swap Provider, Baltic Trading Limited as Guarantor, Genco Shipping & Trading Limited as New Guarantor, Baltic Trading Limited as Pledgor and Baltic Hornet Limited as Other Borrower.*

10.18

Amended and Restated Commitment Letter, dated as of June 30, 2016, for up to $400,000,000 Credit Facility with Nordea Bank Finland plc, New York Branch, Skandinaviska EnskildaBanken AB (publ), DVB Bank SE, ABN AMRO Capital USA LLC, Crédit Agricole Corporate and Investment Bank, Deutsche Bank AG Filiale Deutschlandgeschäft, Crédit Industriel et Commercial, and BNP Paribas.*

10.19

Commitment Letter, dated as of June 30, 2016, for amendment to Facility Agreement, dated November 4, 2015, by and among the indirect subsidiaries of Genco Shipping & Trading Limited listed therein as borrowers, Genco Holdings Limited, the financial institutions listed therein as lenders, and Hayfin Services LLP, as agent and security agent.*

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

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three amd six months ended June 30, 2016 and 2015 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2016 and 2015 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2016 and 2015 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).*

(*)	Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.