Form 10-Q
period 2016-09-30
GENCO SHIPPING & TRADING LTD
filed 2016-11-04
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No 

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 4, 2016: Common stock, $0.01 per share — 7,354,449 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	September 30,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$40,028	$121,074
Restricted cash	19,500	19,500
Due from charterers, net of a reserve of $290 and $429, respectively	8,471	10,586
Prepaid expenses and other current assets	17,072	21,369
Vessels held for sale	2,747	—
Total current assets	87,818	172,529

Noncurrent assets:
Vessels, net of accumulated depreciation of $145,976 and $107,998, respectively	1,381,348	1,508,221
Deferred drydock, net of accumulated amortization of $5,338 and $3,207 respectively	13,511	16,177
Deferred financing costs, net of accumulated amortization of $1,340 and $734, respectively	2,688	3,294
Fixed assets, net of accumulated depreciation and amortization of $660 and $404, respectively	1,071	1,286
Other noncurrent assets	514	514
Restricted cash	315	315
Investments	6,191	12,327
Total noncurrent assets	1,405,638	1,542,134

Total assets	$1,493,456	$1,714,663

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$21,680	$27,467
Current portion of long-term debt, net of deferred financing costs of $7,821 and $9,411, respectively	540,455	579,023
Deferred revenue	1,496	1,058
Total current liabilities:	563,631	607,548

Noncurrent liabilities:
Long-term lease obligations	1,688	1,149
Total noncurrent liabilities	1,688	1,149

Total liabilities	565,319	608,697

Commitments and contingencies

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding 7,354,449 and 7,289,823 shares at September 30, 2016 and December 31, 2015, respectively	74	73
Additional paid-in capital	1,497,616	1,483,105
Accumulated other comprehensive income (loss)	290	(21)
Retained deficit	(569,843)	(377,191)
Total equity	928,137	1,105,966
Total liabilities and equity	$1,493,456	$1,714,663

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Voyage revenues	$37,871	$49,167	$89,461	$116,548
Service revenues	1,016	828	2,240	2,457

Total revenues	38,887	49,995	91,701	119,005

Operating expenses:
Voyage expenses	2,262	6,638	9,232	14,775
Vessel operating expenses	28,460	31,544	86,125	90,143
General, administrative and management fees	10,153	26,983	36,861	73,798
Depreciation and amortization	18,127	20,124	58,152	58,933
Other operating income	—	—	(182)	—
Impairment of vessel assets	—	—	69,278	35,396
Loss on sale of vessels	—	—	77	1,210

Total operating expenses	59,002	85,289	259,543	274,255

Operating loss	(20,115)	(35,294)	(167,842)	(155,250)

Other (expense) income:
Impairment of investment	—	(32,536)	(2,696)	(32,536)
Other income (expense)	125	(653)	(49)	(707)
Interest income	49	22	143	71
Interest expense	(7,073)	(4,876)	(21,199)	(13,887)

Other expense	(6,899)	(38,043)	(23,801)	(47,059)

Loss before reorganization items, net	(27,014)	(73,337)	(191,643)	(202,309)
Reorganization items, net	(83)	(174)	(243)	(1,006)

Loss before income taxes	(27,097)	(73,511)	(191,886)	(203,315)
Income tax expense	(417)	(292)	(766)	(1,553)

Net loss	(27,514)	(73,803)	(192,652)	(204,868)
Less: Net loss attributable to noncontrolling interest	—	(7,178)	—	(59,471)
Net loss attributable to Genco Shipping & Trading Limited	$(27,514)	$(66,625)	$(192,652)	$(145,397)

Net loss per share-basic	$(3.80)	$(9.54)	$(26.65)	$(22.86)
Net loss per share-diluted	$(3.80)	$(9.54)	$(26.65)	$(22.86)
Weighted average common shares outstanding-basic	7,245,268	6,982,434	7,228,660	6,361,518
Weighted average common shares outstanding-diluted	7,245,268	6,982,434	7,228,660	6,361,518

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended September 30, 2016 and 2015

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net loss	$(27,514)	$(73,803)	$(192,652)	$(204,868)

Other comprehensive income	316	26,343	311	25,300

Comprehensive loss	(27,198)	(47,460)	(192,341)	(179,568)
Less: Comprehensive loss attributable to noncontrolling interest	—	(7,178)	—	(59,471)
Comprehensive loss attributable to Genco Shipping & Trading Limited	$(27,198)	$(40,282)	$(192,341)	$(120,097)

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Nine Months Ended September 30, 2016 and 2015

(U.S. Dollars in Thousands)

(Unaudited)

					Genco
			Accumulated		Shipping &
			Other		Trading
		Additional	Comprehensive		Limited
	Common	Paid-in	Income	Retained	Shareholders’	Noncontrolling
	Stock	Capital	(Loss)	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2016	$73	$1,483,105	$(21)	$(377,191)	$1,105,966	$—	$1,105,966

Net loss				(192,652)	(192,652)	—	(192,652)

Other comprehensive income			311		311	—	311

Issuance of 61,244 shares of nonvested stock	1	(1)			—	—	—

Issuance of 3,138 shares of vested RSUs	—	—			—	—	—

Nonvested stock amortization		14,512			14,512	—	14,512

Balance — September 30, 2016	$74	$1,497,616	$290	$(569,843)	$928,137	$—	$928,137

					Genco
			Accumulated		Shipping &
			Other		Trading
		Additional	Comprehensive		Limited
	Common	Paid-in	Income	Retained	Shareholders’	Noncontrolling
	Stock	Capital	(Loss)	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2015	$62	$1,251,750	$(25,317)	$(182,294)	$1,044,201	$248,573	$1,292,774

Net loss				(145,397)	(145,397)	(59,471)	(204,868)

Other comprehensive income			25,300		25,300	—	25,300

Settlement of non-accredited Note holders		(414)			(414)	—	(414)

Equity effect of purchase of entities under common control		590			590	—	590

Issuance of 1,128,713 shares to Baltic Trading shareholders	11	(11)			—	—	—

Elimination of non-controlling interest due to merger		194,375			194,375	(194,375)	—

Nonvested stock amortization		31,400			31,400	5,273	36,673

Balance - September 30, 2015	$73	$1,477,690	$(17)	$(327,691)	$1,150,055	$—	$1,150,055

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015

(U.S. Dollars in Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(192,652)	$(204,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,152	58,933
Amortization of deferred financing costs	2,195	1,688
Amortization of nonvested stock compensation expense	14,512	36,673
Impairment of vessel assets	69,278	35,396
Loss on sale of vessel assets	77	900
Impairment of investment	2,696	32,536
Realized (gain) loss on sale of investment	(64)	662
Change in assets and liabilities:
Decrease in due from charterers	2,115	600
Decrease (increase) in prepaid expenses and other current assets	4,221	(89)
(Decrease) increase in accounts payable and accrued expenses	(5,392)	8,266
Increase (decrease) in deferred revenue	438	(381)
Increase in lease obligations	539	579
Deferred drydock costs incurred	(2,022)	(10,288)
Net cash used in operating activities	(45,907)	(39,393)

Cash flows from investing activities:
Purchase of vessels, including deposits	(425)	(46,129)
Purchase of other fixed assets	(284)	(586)
Net proceeds from sale of vessel assets	1,923	—
Sale of AFS securities	3,905	688
Changes in deposits of restricted cash	—	19,630
Net cash provided by (used in) investing activities	5,119	(26,397)

Cash flows from financing activities:
Repayments on the $100 Million Term Loan Facility	(5,769)	(5,769)
Repayments on the $253 Million Term Loan Facility	(15,225)	(16,875)
Proceeds from the 2015 Revolving Credit Facility	—	35,000
Repayments on the 2015 Revolving Credit Facility	(4,923)	—
Repayments on the $44 Million Term Loan Facility	(2,062)	(2,063)
Proceeds from the $148 Million Credit Facility	—	131,500
Repayments on the $148 Million Credit Facility	(8,991)	(4,894)
Repayments on the 2010 Credit Facility	—	(102,250)
Repayments on the $22 Million Term Loan Facility	(1,125)	(1,125)
Repayments on the 2014 Term Loan Facilities	(2,062)	(1,381)
Cash settlement of non-accredited Note holders	(101)	(748)
Payment of deferred financing costs	—	(4,541)
Net cash (used in) provided by financing activities	(40,258)	26,854

Net decrease in cash and cash equivalents	(81,046)	(38,936)

Cash and cash equivalents at beginning of period	121,074	83,414
Cash and cash equivalents at end of period	$40,028	$44,478

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect wholly-owned subsidiaries, including Baltic Trading Limited (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands, and as of September 30, 2016, is the sole owner of all of the outstanding shares or limited liability company interests of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; and the ship-owning subsidiaries as set forth below under “Other General Information.”  As of September 30, 2016, Genco Ship Management LLC is the sole owner of all of the outstanding limited liability company interests of Genco Management (USA) LLC.

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

On October 13, 2016, Peter C. Georgiopoulos resigned as Chairman of the Board and a director of the Company.  The Board of Directors appointed Arthur L. Regan, a current director of the Company, as Interim Executive Chairman of the Board.  In connection with his departure, Mr. Georgiopoulos entered into a Separation Agreement and a Release Agreement with the Company on October 13, 2016.  Under the terms of these agreements, subject to customary conditions, Mr. Georgiopoulos is to receive an amount equal to the annual Chairman’s fee awarded to him in recent years of $500 as a severance payment and full vesting of his unvested equity awards, which consist of grants of 68,581 restricted shares of the Company’s common stock and warrants exercisable for approximately 213,937 shares of the Company’s common stock with an exercise price per share ranging $259.10 to $341.90.  Refer to Note 18 — Stock-Based Compensation.  The agreements also contain customary provisions pertaining to confidential information, releases of claims by Mr. Georgiopoulos, and other restrictive covenants.

Liquidity, Going Concern, and Reclassification of Debt to Current

For purposes of preparing financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the Company is required to disclose if it is in compliance with covenants under all of its nine credit facilities on a quarterly basis.  Pursuant to the Second Amended Commitment Letter, the Amended $98 Million Credit Facility Commitment Letter and the waiver entered into for the 2014 Term Loan Facilities (refer to Note 8 — Debt for defined terms), the collateral maintenance and maximum leverage requirements under all nine of the Company’s credit facilities have been waived through September 30, 2016, with the exception of the Amended $98 Million Credit Facility Commitment Letter, which reduced the collateral maintenance requirement from

140% to 120% and the 2014 Term Loan Facilities, for which the waivers were extended through November 15, 2016, except that such extended waivers under the 2014 Term Loan Facilities will be void if Sinosure gives written notice to the agent bank that it does not approve the waivers.  Each of the Company’s credit facilities contain cross default provisions that could be triggered by the Company’s failure to satisfy or waive its collateral maintenance and maximum leverage covenants once the waivers expire.  Given the existence of the cross default provisions and the absence of any current solution which would cure the noncompliance for at least the next twelve months, absent entering into the New Facility (see Note 8 — Debt), the Company has determined that it should classify its outstanding indebtedness as a current liability as of September 30, 2016 and December 31, 2015.

Persistent weak drybulk industry conditions and historically low charter rates have negatively impacted the Company’s results of operations, cash flows, and liquidity and may continue to do so in the future. The negative impact on the Company’s liquidity, together with a continued decline in vessel values, presents difficulties for remaining in compliance with its credit facility covenants relating to minimum cash, leverage ratios, and collateral maintenance (refer to Note 8 — Debt), which could potentially result in defaults and acceleration of the repayment of its outstanding indebtedness.  These factors, as well as recurring losses from operations and negative working capital, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon, among other things, its ability to: (i) develop and successfully implement a plan to address these factors, which may include refinancing the Company’s existing credit agreements, or obtaining further waivers or modifications to its credit agreements from its lenders, or raising additional capital through selling assets (including vessels), reducing or delaying capital expenditures, or pursuing other options that may be available to the Company which may include pursuing strategic opportunities and equity or debt offerings or potentially seeking protection in a Chapter 11 proceeding; (ii) return to profitability, (iii) generate sufficient cash flow from operations, (iv) remain in compliance with its credit facility covenants, as the same may be modified, and (v) obtain financing sources to meet the Company’s future obligations. Refer to “Commitment Letter” section in Note 8 — Debt for a discussion of the New Facility for an aggregate principal amount of up to $400,000. The realization of the Company’s assets and the satisfaction of its liabilities are subject to uncertainty.  The accompanying condensed consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern, except in regards to the classification of outstanding indebtedness as described above.

Merger Agreement with Baltic Trading

On April 7, 2015, the Company entered into a definitive merger agreement with Baltic Trading Limited (“Baltic Trading”) under which the Company acquired Baltic Trading in a stock-for-stock transaction (the “Merger”).  Under the terms of the agreement, Baltic Trading became an indirect wholly-owned subsidiary of the Company, and Baltic Trading shareholders (other than the Company and its subsidiaries) received 0.216 shares of the Company’s common stock for each share of Baltic Trading’s common stock they owned at closing, with fractional shares to be settled in cash.  Upon consummation of the transaction on July 17, 2015, the Company’s shareholders owned approximately 84.5% of the combined company, and Baltic Trading’s shareholders (other than the Company and its subsidiaries) owned approximately 15.5% of the combined company.  Shares of Baltic Trading’s Class B stock (all of which are owned by the Company) were canceled in the Merger.  The Company’s common stock began trading on the New York Stock Exchange after consummation of the transaction on July 20, 2015. The Boards of Directors of both the Company and Baltic Trading established independent special committees to review the transaction and negotiate the terms on behalf of their respective companies.  Both independent special committees unanimously approved the transaction.  The Boards of Directors of both companies approved the Merger by a unanimous vote of directors present and voting, with Peter C. Georgiopoulos, former Chairman of the Board of each company, recused for the vote.  The Merger was approved on July 17, 2015 at the 2015 Annual Meeting of Shareholders (the “Annual Meeting”).

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

Other General Information

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of September 30, 2016:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date		Year Built

Genco Reliance Limited	Genco Reliance	29,952	12/6/04		1999
Genco Vigour Limited	Genco Vigour	73,941	12/15/04		1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04		1999
Genco Carrier Limited	Genco Carrier	47,180	12/28/04		1998
Genco Sugar Limited	Genco Sugar	29,952	12/30/04	(3)	1998
Genco Pioneer Limited	Genco Pioneer	29,952	1/4/05	(4)	1999
Genco Progress Limited	Genco Progress	29,952	1/12/05		1999
Genco Wisdom Limited	Genco Wisdom	47,180	1/13/05		1997
Genco Success Limited	Genco Success	47,186	1/31/05		1997
Genco Beauty Limited	Genco Beauty	73,941	2/7/05		1999
Genco Knight Limited	Genco Knight	73,941	2/16/05		1999
Genco Leader Limited	Genco Leader	73,941	2/16/05	(5)	1999
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05		1997
Genco Muse Limited	Genco Muse	48,913	10/14/05		2001
Genco Acheron Limited	Genco Acheron	72,495	11/7/06		1999
Genco Surprise Limited	Genco Surprise	72,495	11/17/06		1998
Genco Augustus Limited	Genco Augustus	180,151	8/17/07		2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07		2007
Genco London Limited	Genco London	177,833	9/28/07		2007
Genco Titus Limited	Genco Titus	177,729	11/15/07		2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07		2003
Genco Charger Limited	Genco Charger	28,398	12/14/07		2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07		2005
Genco Predator Limited	Genco Predator	55,407	12/20/07		2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07		2007
Genco Champion Limited	Genco Champion	28,445	1/2/08		2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08		2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08		2007
Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08		2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08		2007
Genco Hadrian Limited	Genco Hadrian	169,694	12/29/08		2008
Genco Commodus Limited	Genco Commodus	169,025	7/22/09		2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09		2009
Genco Claudius Limited	Genco Claudius	169,025	12/30/09		2010
Genco Bay Limited	Genco Bay	34,296	8/24/10		2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10		2010
Genco Avra Limited	Genco Avra	34,391	5/12/11		2011
Genco Mare Limited	Genco Mare	34,428	7/20/11		2011
Genco Spirit Limited	Genco Spirit	34,432	11/10/11		2011
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10		2009
Genco Ardennes Limited	Genco Ardennes	57,981	8/31/10		2009
Genco Auvergne Limited	Genco Auvergne	57,981	8/16/10		2009
Genco Bourgogne Limited	Genco Bourgogne	57,981	8/24/10		2010
Genco Brittany Limited	Genco Brittany	57,981	9/23/10		2010
Genco Languedoc Limited	Genco Languedoc	57,981	9/29/10		2010
Genco Loire Limited	Genco Loire	53,416	8/4/10		2009
Genco Lorraine Limited	Genco Lorraine	53,416	7/29/10		2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10		2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10		2005
Genco Provence Limited	Genco Provence	55,317	8/23/10		2004
Genco Pyrenees Limited	Genco Pyrenees	57,981	8/10/10		2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11		2011
Baltic Lion Limited	Baltic Lion	179,185	4/8/15	(1)	2012
Baltic Tiger Limited	Genco Tiger	179,185	4/8/15	(1)	2011
Baltic Leopard Limited	Baltic Leopard	53,447	4/8/10	(2)	2009
Baltic Panther Limited	Baltic Panther	53,351	4/29/10	(2)	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10	(2)	2009
Baltic Jaguar Limited	Baltic Jaguar	53,474	5/14/10	(2)	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10	(2)	2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10	(2)	2010
Baltic Wind Limited	Baltic Wind	34,409	8/4/10	(2)	2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10	(2)	2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10	(2)	2010
Baltic Fox Limited	Baltic Fox	31,883	9/6/13	(2)	2010
Baltic Hare Limited	Baltic Hare	31,887	9/5/13	(2)	2009
Baltic Hornet Limited	Baltic Hornet	63,574	10/29/14	(2)	2014
Baltic Wasp Limited	Baltic Wasp	63,389	1/2/15	(2)	2015
Baltic Scorpion Limited	Baltic Scorpion	63,462	8/6/15		2015
Baltic Mantis Limited	Baltic Mantis	63,470	10/9/15		2015

(1)	The delivery date for these vessels represents the date that the vessel was purchased from Baltic Trading.
(2)	The delivery date for these vessels represents the date that the vessel was delivered to Baltic Trading.
(3)	The Genco Sugar was sold on October 20, 2016. Refer to Note 20 – Subsequent Events.

(4)	The Genco Pioneer was sold on October 26, 2016. Refer to Note 20 – Subsequent Events.
(5)	The Genco Leader was sold on November 4, 2016. Refer to Note 20 – Subsequent Events.

The Company formerly provided technical services for drybulk vessels purchased by Maritime Equity Partners (“MEP”).  Peter C. Georgiopoulos, former Chairman of the Board of Directors of the Company, is a director of and has a minority interest in MEP.  These services included oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but did not include chartering services.  The services were initially provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and were provided for an initial term of one year.   On September 30, 2015, under the oversight of an independent committee of our Board of Directors, Genco Management (USA) LLC and MEP entered into certain agreements under which MEP paid $2,178 of the amount of service fees in arrears (of which $261 was paid in 2016 by the new owners of five of the MEP vessels sold in January 2016 as described below) and the daily service fee was reduced from $750 to $650 per day effective on October 1, 2015. During January 2016, five of MEP’s vessels were sold to third parties and were no longer subject to the agency agreement.  Based upon the September 30, 2015 agreement, termination fees were due in the amount of $296 which was assumed by the new owners of the five MEP vessels that were sold and were paid in full during February 2016.  Additionally, during the three months ended September 30, 2016, the remaining seven of MEP’s vessels were sold to third parties, and the agency agreement was deemed terminated upon the sale of these vessels.  Based upon the September 30, 2015 agreement, termination fees were due in the amount of $830, which was assumed by the new owners of the seven MEP vessels that were sold and were paid in full as of September 30, 2016.  Refer to Note 7 – Related Party Transactions for amounts due to or from MEP as of September 30, 2016 and December 31, 2015.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP which includes the accounts of GS&T and its direct and indirect wholly-owned subsidiaries, including Baltic Trading.  All intercompany accounts and transactions have been eliminated in consolidation.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 (the “2015 10-K”).  The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2016.

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

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended September 30, 2016 and 2015 was $17,077 and $19,172, respectively.  Depreciation expense for vessels for the nine months ended September 30, 2016 and 2015 was $54,752 and $56,869, respectively.

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

Vessels held for sale

On September 30, 2016, the Board of Directors authorized the sale of the Genco Sugar and Genco Pioneer.  As such, these vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2016.  Refer to Note 4 — Vessel Acquisitions and Dispositions and Note 20 — Subsequent Events for additional information.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of September 30, 2016 and December 31, 2015, the Company had an accrual of $398 and $498, respectively, related to these estimated customer claims.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost or market adjustments to re-value the bunker fuel on a quarterly basis.  These differences in bunkers, including lower of cost or market adjustments, resulted in a net loss of $390 and $3,099 during the three months ended September 30, 2016 and 2015, respectively.  These differences in bunkers, including lower of cost or market adjustments, resulted in a net loss of $4,195 and $6,957 during the nine months ended September 30, 2016 and 2015, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Other operating income

During the three and nine months ended September 30, 2016, the Company recorded other operating income of $0 and $182, respectively.  There was no operating income earned during the three and nine months ended September 30, 2015.  Other operating income recorded during the nine months ended September 30, 2016 consists primarily of $157 received from Samsun Logix Corporation (“Samsun”) pursuant to the revised rehabilitation plan that was approved by the South Korean courts on April 8, 2016.  Refer to Note 17 — Commitments and Contingencies for further information regarding the bankruptcy settlement with Samsun.

Impairment of vessel assets

During the three months ended September 30, 2016 and 2015, the Company did not record any impairment of vessel assets in accordance with ASC 360 — “Property, Plant and Equipment” (“ASC 360”).  During the nine months ended September 30, 2016 and 2015, the Company recorded $69,278 and $35,396, respectively, related to the impairment of vessel assets in accordance with ASC 360.

At June 8, 2016, the Company determined that the scrapping of nine of its vessels, the Genco Acheron, Genco Carrier, Genco Leader, Genco Pioneer, Genco Prosperity, Genco Reliance, Genco Success, Genco Sugar, and Genco Wisdom, was more likely than not pursuant to the Commitment Letter entered into for the New Credit Facility as defined and disclosed in Note 8 — Debt.  Therefore, at June 8, 2016, the time utilized to determine the recoverability of the carrying value of the vessel assets was significantly reduced.  After determining that the sum of the estimated undiscounted future cash flows attributable to the aforementioned nine vessels did not exceed the carrying value of the vessels at June 8, 2016, the Company reduced the carrying value of the nine vessels to their net realizable value, which was based on the expected net proceeds from scrapping the vessels.  This resulted in an impairment loss of $67,594 during the nine months ended September 30, 2016.

At March 31, 2016, the Company determined that the scrapping of the Genco Marine was more likely than not based on discussions with the Company’s Board of Directors.  Therefore, at March 31, 2016, the time utilized to determine the recoverability of the carrying value of the vessel asset was significantly reduced.  After determining that the sum of the estimated undiscounted future cash flows attributable to the Genco Marine did not exceed the carrying value of the vessel at March 31, 2016, the Company reduced the carrying value of the Genco Marine to its net realizable value, which was based on the expected proceeds from scrapping the vessel.  This resulted in an impairment loss of $1,684 during the nine months ended September 30, 2016.  On April 5, 2016, the Board of Directors unanimously approved scrapping the Genco Marine and the sale of the Genco Marine to the scrap yard was completed on May 17, 2016.

At March 31, 2015, the Company determined that the sale of the Baltic Lion and Baltic Tiger was more likely than not based on Baltic Trading’s expressed consideration to divest of those vessels.  Therefore, at March 31, 2015, the time utilized to determine the recoverability of the carrying value of the vessel assets was significantly reduced.  Similarly, after determining that the sum of the estimated undiscounted future cash flows attributable to the Baltic Lion and Baltic Tiger would not exceed the carrying value of the respective vessels at March 31, 2015, the Company reduced the carrying value of both vessels to their estimated fair value, which was determined primarily based on appraisals and third-party broker quotes. This resulted in an impairment loss of $35,396 during the nine months ended September 30, 2015. On April 8, 2015, the Baltic Lion and Baltic Tiger entities were sold to GS&T.   Refer to Note 1 — General Information for details pertaining to the sale of these entities.

Loss on disposal of vessels

During the three and nine months ended September 30, 2016, the Company recorded $0 and $77 related to the loss on the sale of the Genco Marine, respectively.  During the three and nine months ended September 30, 2015, the Company recorded $0 and $1,210 related to the loss on sale of vessels related to the sale of the Baltic Lion and Baltic Tiger entities to GS&T from Baltic Trading on April 8, 2015, respectively.

Noncontrolling interest

Net loss attributable to noncontrolling interest during the three and nine months ended September 30, 2015 of $7,178 and $59,471, respectively, reflects the noncontrolling interest’s share of the net loss of the Company’s subsidiary, Baltic Trading, prior to the Merger on July 17, 2015, which owned and employed drybulk vessels in the spot market, in vessel pools or on spot market-related time charters.  The spot market represents immediate chartering of a vessel, usually for single voyages.    Refer to Note 1— General Information for details pertaining to the Merger.

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

Total revenue earned by the Company for these services during the three months ended September 30, 2016 was $1,016 of which $0 eliminated upon consolidation. After allocation of certain expenses, there was taxable income of $829 associated with these activities for the three months ended September 30, 2016. This resulted in estimated tax expense of $417 for the three months ended September 30, 2016.  Total revenue earned by the Company for these services during the three months ended September 30, 2015 was $1,012 of which $184 eliminated upon consolidation. After allocation of certain expenses, there was taxable income of $593 associated with these activities for the three months ended September 30, 2015. This resulted in estimated tax expense of $269 for the three months ended September 30, 2015.

Total revenue earned by the Company for these services during the nine months ended September 30, 2016 was $2,240 of which $0 eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $1,619 associated with these activities for the nine months ended September 30, 2016.  This resulted in estimated tax expense of $766 for the nine months ended September 30, 2016.  Total revenue earned by the Company for these services during the nine months ended September 30, 2015 was $5,692 of which $3,235 eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $3,323 associated with these activities for the nine months ended September 30, 2016.  This resulted in estimated tax expense of $1,499 for the nine months ended September 30, 2016.

Prior to the Merger, Baltic Trading was subject to income tax on its United States source income.  However, as a result of the Merger, Baltic Trading should qualify for the Section 883 exemption of the U.S. Internal Revenue Code of 1986 (as amended) in 2016 and in future taxable years as long as GS&T qualifies for the Section 883 exemption.  As such, during the three and nine months ended September 30, 2016, there was no United States income tax recorded for

Baltic Trading. During the three and nine months ended September 30, 2015, Baltic Trading had United States operations that resulted in United States source income of $583 and $1,348, respectively.  Baltic Trading’s estimated United States income tax expense for the three and nine months ended September 30, 2015 was $23 and $54, respectively.

Recent accounting pronouncements

In August 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments.”  This ASU adds or clarifies the guidance in ASC 230 – Statement of Cash Flows regarding the classification of certain cash receipts and payments in the statement of cash flows.  This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years and early adoption is permitted.  This ASU shall be applied retrospectively to all periods presented, but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. The Company is currently evaluating the impact of this adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which replaces the existing guidance in ASC 840 – Leases.  This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense.  This ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years.  Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. The Company is currently evaluating the impact of this adoption on its consolidated financial statements.

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

3 - CASH FLOW INFORMATION

For the nine months ended September 30, 2016, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $45 for the Purchase of vessels, including deposits and $18 for the Purchase of other fixed assets. Additionally, during the nine months ended September 30, 2016, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Prepaid expenses and other current assets consisting of $58 associated with the Sale of AFS securities.

Professional fees and trustee fees in the amount of $243 were recognized by the Company in Reorganization items, net for the nine months ended September 30, 2016 (refer to Note 16 —  Reorganizations Items, net).  During this period, $173 of professional fees and trustee fees were paid through September 30, 2016 and $117 is included in Accounts payable and accrued expenses as of September 30, 2016.

For the nine months ended September 30, 2015, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $363 for the Purchase of vessels, including deposits and $49 for the Purchase of other fixed assets.  Additionally, for the nine months ended September 30, 2015, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $14 associated with the Payment of deferred financing fees.  Lastly, for the nine months ended September 30, 2015, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $82 associated with the Cash settlement of non-accredited Note holders.  During the nine months ended September 30, 2015, the Company increased the estimated amount of non-accredited holders of the Convertible Senior Notes, which was discharged on July 9, 2014 when the Company emerged from bankruptcy (the “Effective Date”), that are expected to be settled in cash versus settled with common shares.

Professional fees and trustee fees in the amount of $1,006 were recognized by the Company in Reorganization items, net for the nine months ended September 30, 2015 (refer to Note 16 — Reorganizations Items, net).  During this period, $1,162 of professional fees and trustee fees were paid through September 30, 2015 and $157 is included in Accounts payable and accrued expenses as of September 30, 2015.

During the nine months ended September 30, 2015, the Company made a reclassification of $19,043 from Deposits on vessels to Vessels, net of accumulated depreciation, due to the completion of the purchase of Baltic Wasp and Baltic Scorpion. No such reclassifications were made during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016 and 2015, cash paid for interest, net of amounts capitalized, was $19,408 and $11,543, respectively.

During the nine months ended September 30, 2016 and 2015, cash paid for estimated income taxes was $512 and $1,369, respectively.

On May 18, 2016, the Company issued 666,664 restricted stock units, or 66,666 restricted stock units on a post-reverse stock split basis, to certain members of the Board of Directors.  The aggregate fair value of these restricted stock units was $340.  Refer to Note 18 — Stock-Based Compensation.

On February 17, 2016, the Company granted 408,163 and 204,081 shares of nonvested stock, or 40,816 and 20,408 shares on a post-reverse stock split basis, under the 2015 Equity Incentive Plan to Peter C. Georgiopoulos, former Chairman of the Board of Directors, and John Wobensmith, President, respectively.  The grant date fair value of such nonvested stock was $318.  Refer to Note 18 — Stock-Based Compensation.

On July 13, 2015 and July 29, 2015, the Company issued 16,188 and 58,215 restricted stock units, respectively, or 1,619 and 5,821 shares on a post-reverse stock split basis, respectively, to certain members of the Board of Directors.  The aggregate fair value of these restricted stock units was $113 and $416, respectively, and 1,619, 2,328 and 3,493 restricted stock units vested on July 17, 2015, February 17, 2016 and May 18, 2016, respectively.  Refer to Note 18 — Stock-Based Compensation.

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

On September 30, 2016, the Board of Directors unanimously approved the sale of the Genco Sugar and Genco Pioneer and these vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2016.  Refer to Note 20 — Subsequent Events for details of the sales.

On April 5, 2016, the Board of Directors unanimously approved scrapping the Genco Marine. On May 17, 2016, the Company completed the sale of the Genco Marine.  The Company realized a net loss of $77 and had net proceeds of $1,923 from the sale of the vessel, including costs incurred to deliver the vessel to the buyer, during the nine months ended September 30, 2016.  The Company reached an agreement on May 6, 2016 to sell the Genco Marine, a 1996-built Handymax vessel, to be scrapped with Ace Exim Pte Ltd., a demolition yard, for a net amount $2,187 less a 2.0% broker commission payable to a third party.

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

Capitalized interest expense associated with the newbuilding contracts entered into by Baltic Trading for the three months ended September 30, 2016 and 2015 was $0 and $100, respectively, and $0 and $363 for the nine months ended September 30, 2016 and 2015, respectively.

5 – INVESTMENTS

The Company holds an investment in the capital stock of Jinhui and the stock of KLC.  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  These investments are designated as AFS and are reported at fair value, with unrealized gains and losses recorded in equity as a component of AOCI.  At September 30, 2016 and December 31, 2015, the Company held 10,235,100 and 15,706,825 shares of Jinhui capital stock, respectively, which is recorded at its fair value of $6,127 and $12,273, respectively, based on the last closing price during each respective quarter on September 30, 2016 and December 30, 2015, respectively.  At September 30, 2016 and December 31, 2015, the Company held 3,355 shares of KLC stock which is recorded at its fair value of $64 and $54, respectively, based on the last closing price during each respective quarter on September 30, 2016 and December 30, 2015.

The Company reviews the investment in Jinhui for indicators of other-than-temporary impairment in accordance with ASC 320-10. Based on the Company’s review, it deemed the investment in Jinhui to be other-than-temporarily impaired as of June 30, 2016 and December 31, 2015 due to the duration and severity of the decline in its market value versus its cost basis and the absence of the intent and ability to recover the initial carrying value of the investment.  As a result, the Company recorded an impairment charge in the Condensed Consolidated Statement of Operations of $2,696 during the nine months ended September 30, 2016. The Company will continue to review its investments in Jinhui and KLC for impairment on a quarterly basis.  There were no impairment charges during the three months ended September 30, 2016 and $32,536 of impairment charges during the three and nine months ended September 30, 2015. The Company’s investment in Jinhui is a Level 1 item under the fair value hierarchy, refer to Note 10 — Fair Value of Financial Instruments.

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

6 - NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net loss per share assumes the vesting of nonvested stock awards (refer to Note 18 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 164,910 nonvested shares outstanding, including RSUs, at September 30, 2016 (refer to Note 18 — Stock-Based Compensation), all are anti-dilutive. Of the 2,852,487 of MIP Warrants and 3,936,761 of equity warrants outstanding at September 30, 2016, all are anti-dilutive.  The Company’s diluted net loss per share will also reflect the assumed conversion of the equity warrants issued on the Effective Date and MIP Warrants issued by the Company (refer to Note 18 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method.

On July 7, 2016, the Company completed a one-for-ten reverse stock split of its common stock.  As a result, all share and per share information included for all periods presents in these condensed consolidated financial statements reflect the reverse stock split.

The components of the denominator for the calculation of basic and diluted net loss per share are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	7,245,268	6,982,434	7,228,660	6,361,518

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	7,245,268	6,982,434	7,228,660	6,361,518

Dilutive effect of warrants	—	—	—	—

Dilutive effect of restricted stock awards	—	—	—	—

Weighted-average common shares outstanding, diluted	7,245,268	6,982,434	7,228,660	6,361,518

7 - RELATED PARTY TRANSACTIONS

On October 13, 2016, Peter C. Georgiopoulos resigned as Chairman of the Board and a Director of the Company, refer to Note 1 — General Information. The following represent related party transactions reflected in these condensed consolidated financial statements:

The Company incurred travel and other office related expenditures from Gener8 Maritime, Inc. (“Gener8”), where the Company’s former Chairman, Peter C. Georgiopoulos, serves as Chairman of the Board.  During the nine months ended September 30, 2016 and 2015, the Company incurred travel and other office related expenditures totaling $73 and $76, respectively, reimbursable to Gener8 or its service provider. At September 30, 2016 and December 31, 2015, the amount due to Gener8 from the Company was $18 and $8, respectively.

During the nine months ended September 30, 2016 and 2015, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $0 and $18, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, the former Chairman of the Board.  At September 30, 2016 and December 31, 2015, the amount due to Constantine Georgiopoulos was $11 and $11, respectively.

The Company has entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in its fleet.  Peter C. Georgiopoulos, former Chairman of the Board of the Company, is Chairman of the Board of Aegean.  During the nine months ended September 30, 2016 and 2015, Aegean supplied lubricating oils and bunkers to the Company’s vessels aggregating $1,189 and $1,330, respectively.  At September 30, 2016 and December 31, 2015, $211 and $219 remained outstanding, respectively.

During the nine months ended September 30, 2016 and 2015, the Company invoiced MEP for technical services provided, including termination fees, and expenses paid on MEP’s behalf aggregating $2,225 and $2,508, respectively. Peter C. Georgiopoulos, former Chairman of the Board, is a director of and has a minority interest in MEP.  At September 30, 2016, $39 was due to MEP from the Company.  At December 31, 2015, $603 was due to the Company from MEP.  Total service revenue earned by the Company, including termination fees, for technical service provided to MEP for the nine months ended September 30, 2016 and 2015 was $2,240 and $2,457, respectively.

8 – DEBT

Long-term debt consists of the following:

	September 30,	December 31,
	2016	2015

Principal amount	$548,276	$588,434
Less: Unamortized debt issuance costs	(7,821)	(9,411)
Less: Current portion	(540,455)	(579,023)

Long-term debt	$—	$—

	September 30, 2016		December 31, 2015
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Cost	Principal	Cost
$100 Million Term Loan Facility	$54,330	$955	$60,100	$1,201
$253 Million Term Loan Facility	130,043	2,010	145,268	2,528
$44 Million Term Loan Facility	36,438	473	38,500	584
2015 Revolving Credit Facility	51,294	—	56,218	—
$98 Million Credit Facility	98,271	1,994	98,271	2,368
$148 Million Credit Facility	131,394	519	140,383	639
$22 Million Term Loan Facility	17,500	299	18,625	376
2014 Term Loan Facilities	29,006	1,571	31,069	1,715

Total debt	$548,276	$7,821	$588,434	$9,411

During the three months ended March 31, 2016, the Company adopted ASU 2015-03 (refer to Note 2 – Summary of Significant Accounting Policies) which requires debt issuance costs related to a recognized debt liability to be presented on the condensed consolidated balance sheets as a direct deduction from the debt liability rather than as a deferred financing cost assets.  The Company applied this guidance for all of its credit facilities with the exception of the 2015 Revolving Credit Facility and the revolving credit facility portion of the $148 Million Credit Facility, which represent revolving credit agreements which are not addressed in ASU 2015-03.  Accordingly, as of September 30, 2016, $7,821 of deferred financing costs were presented as a direct deduction within the outstanding debt balance in the Company’s Condensed Consolidated Balance Sheet. Furthermore, the Company reclassified $9,411 of deferred financing costs from Deferred Financing Costs, net to the Current Portion of Long-Term Debt as of December 31, 2015.

Commitment Letter

On June 8, 2016, the Company entered into a Commitment Letter (the “Commitment Letter”) for a senior secured loan facility (the “New Facility”) for an aggregate principal amount of up to $400,000 with Nordea Bank Finland plc, New York Branch, Skandinaviska Enskilda Banken AB (publ), DVB Bank SE, ABN AMRO Capital USA LLC, Crédit Agricole Corporate and Investment Bank, Deutsche Bank AG Filiale Deutschlandgeschäft, Crédit Industriel et Commercial, and BNP Paribas.  The New Facility is intended to refinance the Company’s $100 Million Term Loan Facility, $253 Million Term Loan Facility, $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and 2015 Revolving Credit Facility, each as defined below (collectively, the “Prior Facilities”).  The New Facility is subject to definitive documentation, and the Company’s ability to borrow under the New Facility is subject to a number of conditions, including the completion of an equity financing satisfactory to the lenders with gross proceeds to the Company including the equity commitments described below of at least $125,000, amendment of the Company’s other credit facilities on terms satisfactory to the lenders and other customary conditions.  As a condition to the effectiveness of the Commitment Letter, the Company entered into separate equity commitment letters for a portion of such financing on June 8, 2016 with each of the following: (i) funds or related entities managed by Centerbridge Partners, L.P. or its affiliates (“Centerbridge”) for approximately $31,200, (ii) funds or related entities managed by Strategic Value Partners, LLC (“SVP”) for approximately $17,300, and (iii) funds managed by affiliates of Apollo Global Management, LLC (“Apollo”) for approximately $14,000, each of which are subject to a number of conditions.  Additionally, pursuant to the Commitment Letter, the waivers with regard to the collateral maintenance covenants under the $100 Million Term Loan Facility, $253 Million Term Loan Facility, $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and the 2015 Revolving Credit Facility, as defined below, were initially extended to July 29, 2016 subject to the entry into a definitive purchase agreement for the equity financing referred to above by June 30, 2016.

On June 30, 2016 the Company entered into an amendment and restatement of the Commitment Letter (the “Amended Commitment Letter”).  This amendment extended the collateral maintenance waivers under the Prior Facilities through 11:59 p.m. on September 30, 2016, which were further extended to October 7, 2016 pursuant to an additional agreement entered into with the lenders on September 30, 2016.  On October 6, 2016, the collateral maintenance waivers were further extended through November 15, 2016 pursuant to the Second Amended Commitment Letter (as defined below).  Additionally, the Second Amended Commitment Letter (as defined below), as well as the Amended $98 Million Credit Facility Commitment Letter (refer to the “$98 Million Credit Facility” section below) provided for waivers of the Company’s company-wide minimum cash covenants, so long as cash and cash equivalents of the Company are at least $25,000, and of the Company’s maximum leverage ratio through November 15, 2016.  Lastly, the collateral maintenance waivers and maximum leverage ratio waivers under the 2014 Term Loan Facility were extended through November 15, 2016 pursuant to a waiver entered into on October 14, 2016.  In addition, from August 31 through November 15, 2016, the amount of cash the Company would need to maintain under its minimum cash covenants applicable only to obligors in each Prior Facility would be reduced by up to $250 per vessel, subject to an overall maximum cash withdrawal of $10,000 to pay expenses and additional conditions.  The effectiveness of such new waivers and waiver extensions was conditioned on extension of the equity commitment letters entered into on June 8, 2016 as described above through September 30, 2016, which were so extended by amendments entered into on June 29, 2016.   The Amended Commitment Letter also conditioned such waivers on the Company entering into a definitive purchase agreement or file a registration statement for an equity financing by 11:59 p.m. on August 15, 2016.  Pursuant to additional agreements entered into with the lenders on August 12, 2016, August 30, 2016, September 14, 2016 and September 30, 2016, the deadline to enter into a definitive purchase agreement or file a registration statement for an equity financing was further extended to October 7, 2016.  Stock purchase agreements were entered into on October 6, 2016 pursuant to the Second Amended Commitment Letter as defined below.

On October 6, 2016, the Company entered into a second amendment and restatement of the Commitment Letter (the “Second Amended Commitment Letter”).  This amendment further extended the collateral maintenance waivers under the Prior Facilities through November 15, 2016. As a condition to the effectiveness of the Second Amended Commitment Letter, the Company entered into stock purchase agreements (the “Purchase Agreements”) effective as of October 4, 2016 with funds or related entities managed by Centerbridge, SVP and Apollo (the “Investors”) for the purchase of the Company’s Series A Convertible Preferred Stock for an aggregate of up to $125,000 in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Series A Preferred Stock to be sold pursuant to the Purchase Agreements  will be automatically and mandatorily convertible into the Company’s common stock, par value $0.01 per share, upon approval by the Company’s shareholders of such conversion.  The purchase price of the Series A Preferred Stock under each of the Purchase Agreements is $4.85 per share.  An additional 1,288,660 shares of Series A Preferred Stock are to be issued to Centerbridge, SVP and Apollo as a commitment fee on a pro rata basis.  The purchase price and the other terms and conditions of the transaction were established in arm’s length negotiations between an independent special committee of the Board of the Directors of the Company (the “Special Committee”).  The Special Committee unanimously approved the transaction.

Under the Purchase Agreements, Centerbridge made a firm commitment to purchase 6,597,938 shares of Series A Preferred Stock for an aggregate purchase price of $32,000, SVP made a firm commitment to purchase 7,628,866 shares of Series A Preferred Stock for an aggregate purchase price of $37,000, and Apollo made a firm commitment to purchase 3,587,629 shares of Series A Preferred Stock for an aggregate purchase price of $17,400. In addition, Centerbridge, SVP and Apollo have agreed to provide a backstop commitment to purchase up to 3,402,062, 2,371,134 and 2,185,568 additional shares of Series A Preferred Stock, respectively, for $4.85 per share.  To the extent the

Company agrees to issue Series A Preferred Stock in an additional private placement to third parties, the aggregate amount purchased by Centerbridge, SVP and Apollo may be reduced pro rata by up to $38,600 in Series A Preferred Stock.

Subsequently, on October 27, 2016, the Company entered into a stock purchase agreement (the “Additional Purchase Agreement”) with certain of the Investors; John C. Wobensmith, the Company’s President; and other investors for the sale of shares of Series A Preferred Stock for an aggregate purchase price of $38,600 at a purchase price of $4.85 per share.  The purchase price and the other terms and conditions of these transactions were established in arm’s length negotiations between an independent special committee of the board of directors of the Company (the “Special Committee”) and the investors.  The Special Committee unanimously approved the transactions.

Collateral Maintenance and Maximum Leverage Ratio Compliance

The Company is required to be in compliance with covenants under all of its nine credit facilities on a quarterly basis. Pursuant to the Second Amended Commitment Letter, the Amended $98 Million Credit Facility Commitment Letter (as defined below), and the waiver entered into for the 2014 Term Loan Facilities (as described below), the collateral maintenance requirements and maximum leverage requirements under all nine of the Company’s credit facilities has been waived through November 15, 2016, with the exception of the $98 Million Credit Facility Commitment Letter which reduced the collateral maintenance requirement from 140% to 120% and the 2014 Term Loan Facilities, for which the waivers were extended through November 15, 2016, except that such extended waivers under the 2014 Term Loan Facilities will be void if Sinosure gives written notice to the agent bank that it does not approve the waivers.  Each of the Company’s credit facilities contain cross default provisions that could be triggered by the Company’s failure to satisfy its collateral maintenance and maximum leverage covenants once the waivers expire.  Given the existence of the cross default provisions, the Company believed it was probable that it would not be in compliance with certain covenants at measurement dates within the next twelve months absent entering into the New Facility described above.  As such, the Company has determined that it should classify its outstanding indebtedness as a current liability as of September 30, 2016 and December 31, 2015.

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

The Borrowers borrowed the maximum available amount of $98,271 under the facility on November 10, 2015. As of September 30, 2016, there was no availability under the $98 Million Credit Facility.  As of September 30, 2016 and December 31, 2015, the total outstanding net debt balance was $96,277 and $95,903, respectively.

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

collateral maintenance requirements; and other customary covenants. The Company is prohibited from paying dividends under this facility until May 1, 2017. Following May 1, 2017, the amount of dividends the Company may pay is limited based on the amount of the loans outstanding under the 2015 Revolving Credit Facility (as defined below) and the $98 Million Credit Facility, as well as the ratio of the value of vessels and certain other collateral pledged under the $98 Million Credit Facility.  The Facility Agreement includes usual and customary events of default and remedies for facilities of this nature.  As of September 30, 2016 and December 31, 2015, the Company had deposited $9,750 that has been reflected as restricted cash.  Restricted cash will be released only if the underlying collateral is sold or disposed of.

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

On June 29, 2016, the Company entered into a commitment letter (the “$98 Million Credit Facility Commitment Letter”) which provides for certain covenant relief through September 30, 2016.  For such period, compliance with the company-wide minimum cash covenant has been waived so long as cash and cash equivalents of the Company are at least $25,000; compliance with the maximum leverage ratio has been waived; and the ratio required to be maintained under the Company’s collateral maintenance covenant will be 120% rather than 140%.  An amendment to the $98 Million Credit Facility Commitment Letter was entered into on September 30, 2016 (the “Amended $98 Million Credit Facility Commitment Letter”) which extended these covenant reliefs through November 15, 2016.  Refer to the “Commitment Letter” section above for further discussions about the company-wide minimum cash covenant.

As of September 30, 2016, after giving effect to the modification of the collateral maintenance covenant as described above, the Company believed it was in compliance with all of the financial covenants under the $98 Million Credit Facility pursuant to the terms of the Amended $98 Million Credit Facility Commitment Letter.  However, as of September 30, 2016, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months absent entering into the New Facility described above.  As such, the net debt outstanding under this facility of $96,277 has been classified as current liability in the Condensed Consolidated Balance Sheet as of September 30, 2016.

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

On April 8, 2015, the Company drew down $25,000 on the 2015 Revolving Credit Facility for working capital purposes and to partially fund the purchase of the Baltic Lion and Baltic Tiger from Baltic Trading.  Additionally, on July 10, 2015 and October 14, 2015, the Company drew down $10,000 and $21,218, respectively, on the 2015 Revolving Credit Facility for working capital purposes. As of September 30, 2016, the Company has utilized its maximum borrowing capacity. At the September 30, 2016 and December 31, 2015, the total outstanding debt balance was $51,294 and $56,218, respectively.

On April 7, 2016, the Company entered into a waiver agreement with the lenders under the 2015 Revolving Credit Facility to postpone the due date of the $1,641 amortization payment due April 7, 2016 to May 31, 2016.  As a condition thereof, the amount of the debt service required under the 2015 Revolving Credit Facility was $3,241 through May 30, 2016.  Refer to the “Commitment Letter” section above for additional waivers entered into by the Company which have extended the waivers of certain financial covenants through November 15, 2016.

As of September 30, 2016, the Company believed it was in compliance with all of the financial covenants under the 2015 Revolving Credit Facility, other than covenants that had been waived by its lenders as of such date pursuant to the Second Amended Commitment Letter.  However, as of September 30, 2016, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months absent entering into the New Facility described above.  As such, the debt outstanding under this facility of $51,294 has been classified as current liability in the Condensed Consolidated Balance Sheets as of September 30, 2016.

$100 Million Term Loan Facility

On August 12, 2010, the Company entered into the $100 Million Term Loan Facility. As of September 30, 2016, the Company has utilized its maximum borrowing capacity of $100,000.  The Company has used the $100 Million Term Loan Facility to fund or refund the Company a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies. As of September 30, 2016, there was no availability under the $100 Million Term Loan Facility.  At September 30, 2016 and December 31, 2015, the total outstanding net debt balance was $53,375 and $58,899, respectively.

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

A waiver was entered into on March 29, 2016 which required the Company to prepay the $1,923 debt amortization payment due on June 30, 2016 and which waived the collateral maintenance covenant through April 11, 2016. On April 11, 2016, the Company entered into additional agreements with the lenders under the $100 Million Term Loan Facility which extended the waiver through May 31, 2016.  Pursuant to additional agreements with the lenders under the $100 Million Term Loan Facility entered into on May 31, 2016, June 3, 2016 and June 8, 2016, the waiver was further extended through June 10, 2016.  Refer to the “Commitment Letter” section above for additional waivers entered into by the Company which have extended the waivers of certain financial covenants through November 15, 2016.

As of September 30, 2016, the Company believed it was in compliance with all of the financial covenants under the $100 Million Term Loan Facility, other than covenants that had been waived by its lenders as of such date pursuant to the Second Amended Commitment Letter.  However, as of September 30, 2016, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months absent entering into the New Facility described above.  As such, the net debt outstanding under this facility of $53,375 has been classified as current liability in the Condensed Consolidated Balance Sheets as of September 30, 2016.

$253 Million Term Loan Facility

On August 20, 2010, the Company entered into the $253 Million Term Loan Facility. As of September 30, 2016, the Company has utilized its maximum borrowing capacity of $253,000 to fund or refund to the Company a portion of the purchase price of the 13 vessels purchased from Bourbon SA during the third quarter of 2010 and first quarter of 2011. As of September 30, 2016, there was no availability under the $253 Million Term Loan Facility. At September 30, 2016 and December 31, 2015, the total outstanding net debt balance was $128,033 and $142,740, respectively.

As of September 30, 2016 and December 31, 2015, the Company has deposited $9,750 that has been reflected as Restricted cash.  Restricted cash will be released only if the underlying collateral is sold or disposed of.

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

A waiver was entered into on March 11, 2016 which required the Company to prepay the $5,075 debt amortization payment due on April 11, 2016 and which waived the collateral maintenance covenant through April 11, 2016. On April 11, 2016, the Company entered into additional agreements with the lenders under the $253 Million Term Loan Facility which extended the waiver through May 31, 2016. Pursuant to additional agreements with the lenders under the $253 Million Term Loan Facility entered into on May 31, 2016, June 3, 2016 and June 8, 2016, the waiver was further extended through June 10, 2016.  Refer to the “Commitment Letter” section above for additional waivers entered into by the Company which have extended the waivers of certain financial covenants through November 15, 2016.

As of September 30, 2016, the Company believed it was in compliance with all of the financial covenants under the $253 Million Term Loan Facility, other than covenants that had been waived by its lenders as of such date pursuant to the Second Amended Commitment Letter.  However, as of September 30, 2016, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months absent entering into the New Facility described above.  As such, the net debt outstanding under this facility of $128,033 has been classified as current liability in the Condensed Consolidated Balance Sheets as of September 30, 2016.

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

On December 23, 2013, Baltic Tiger Limited and Baltic Lion Limited made drawdowns of $21,400 and $22,600 for the Genco Tiger and Baltic Lion, respectively.  As of September 30, 2016, the Company has utilized its maximum borrowing capacity of $44,000 and there was no further availability.  At September 30, 2016 and December 31, 2015, the total outstanding net debt balance was $35,965 and $37,916, respectively.

On June 8, 2016, the Company entered into an amendment to the $44 Million Term Loan Facility which provided for cross-collateralization with the $22 Million Term Loan Facility.  Pursuant to this amendment, the security coverage ratio (collateral maintenance calculation) was revised to include the fair market value of the Genco Tiger, Baltic Lion, Baltic Fox and Baltic Hare less the outstanding indebtedness under the $22 Million Term Loan Facility as the total security effective June 30, 2016. Refer also to the “Commitment Letter” section above for additional waivers entered into by the Company which have extended the waivers of certain financial covenants through November 15, 2016.

As of September 30, 2016, the Company believes it was in compliance with all of the financial covenants under the $44 Million Term Loan Facility, other than covenants that had been waived by its lenders as of such date pursuant to the Second Amended Commitment Letter.  However, as of September 30, 2016, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months absent entering into the New Facility described above.  As such, the net debt outstanding under this facility of $35,965 has been classified as a current liability in the Condensed Consolidated Balance Sheets as of September 30, 2016.

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

On September 4, 2013, Baltic Hare Limited and Baltic Fox Limited made drawdowns of $10,730 and $11,270 for the Baltic Hare and the Baltic Fox, respectively.  As of September 30, 2016, the Company has utilized its maximum borrowing capacity of $22,000 and there was no further availability.  At September 30, 2016 and December 31, 2015, the total outstanding net debt balance was $17,201 and $18,249, respectively.

On June 8, 2016, the Company entered into an amendment to the $22 Million Term Loan Facility which provided for cross-collateralization with the $44 Million Term Loan Facility.  Pursuant to this amendment, the security coverage ratio (collateral maintenance calculation) was revised to include the fair market value of the Baltic Fox, Baltic Hare, Genco Tiger and Baltic Lion less the outstanding indebtedness under the $44 Million Term Loan Facility as the total security effective June 30, 2016.  Additionally, this amendment increased the collateral maintenance requirement to 125% from 110% commencing July 1, 2016.  Refer also to the “Commitment Letter” section above for additional waivers entered into by the Company which have extended the waivers of certain financial covenants through November 15, 2016.

As of September 30, 2016, the Company believes it was in compliance with all of the financial covenants under the $22 Million Term Loan Facility, other than covenants that had been waived by its lenders as of such date pursuant to the Second Amended Commitment Letter.  However, as of September 30, 2016, the Company believed it was probable that the Company would not be in compliance with certain covenants at measurement dates within the next twelve months absent entering into the New Facility described above.  As such, the net debt outstanding under this facility of $17,201 has been classified as a current liability in the Condensed Consolidated Balance Sheets as of September 30, 2016.

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

On October 24, 2014, Baltic Trading drew down $16,800 for the purchase of the Baltic Hornet, which was delivered on October 29, 2014.  Additionally, on December 30, 2014, Baltic Trading drew down $16,350 for the purchase of the Baltic Wasp, which was delivered on January 2, 2015.  As of September 30, 2016, the Company had utilized its maximum borrowing capacity and there was no further availability. At September 30, 2016 and December 31, 2015, the total outstanding net debt balance was $27,435 and $29,354, respectively.

A waiver was entered into on June 30, 2016 with the lenders under the 2014 Term Loan Facilities which waived the collateral maintenance covenant through September 30, 2016.  On August 9, 2016, the Company entered into waiver agreements which extend the existing collateral maintenance covenant through October 15, 2016 and provided for waivers of the maximum leverage ratio covenant through such time.  On October 14, 2016, these waivers were further extended to November 15, 2016.

As of September 30, 2016, the Company believed it was in compliance with all of the financial covenants under the 2014 Term Loan Facilities, other than covenants that had been waived pursuant to the waiver agreements entered into on August 9, 2016 and October 14, 2016.  However, as of September 30, 2016, the Company believed it was probable that it would not be in compliance with certain covenants at measurement dates within the next twelve months absent entering into the New Facility described above.  As such, the net debt outstanding under this facility of $27,435 has been classified as a current liability in the Condensed Consolidated Balance Sheets as of September 30, 2016.

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

As of September 30, 2016, there was no availability under the $148 Million Credit Facility.  As of September 30, 2016 and December 31, 2015, the outstanding debt under the revolving credit facility of the $148 Million Credit Facility was $100,319 and $107,658, respectively.  Additionally, as of September 30, 2016 and December 31, 2014, the outstanding net debt under the term loan facility of the $148 Million Credit Facility was $30,556 and $32,086, respectively.

On January 7, 2015, Baltic Trading drew down $104,500 from the revolving credit facility of the $148 Million Credit Facility.  Using these borrowings, Baltic Trading repaid the $102,250 outstanding under the 2010 Facility.  Additionally, on February 27, 2015, Baltic Trading drew down $10,500 from the revolving credit facility of the $148 Million Credit Facility.

On August 3, 2015 and October 7, 2015, the Company drew down $16,500 on the term loan facility on each date for the purchase of the Baltic Scorpion and Baltic Mantis, respectively.  Refer to Note 4 — Vessel Acquisitions and Dispositions.

A waiver was entered into on April 12, 2016 which extended the cure period for the collateral maintenance covenants to May 31, 2016.  Pursuant to additional agreements with the lenders under the $148 Million Credit Facility entered into on May 31, 2016, June 3, 2016 and June 8, 2016, the waiver was further extended through June 8, 2016.  Refer to the “Commitment Letter” section above for additional waivers entered into by the Company which have extended the waivers of certain financial covenants through November 15, 2016.

As of September 30, 2016, the Company believed it was in compliance with all of the financial covenants under the $148 Million Credit Facility, other than covenants that had been waived by its lenders as of such date pursuant to the Second Amended Commitment Letter.  However, as of September 30, 2016, the Company believed it was probable that it would not be in compliance with certain covenants at measurement dates within the next twelve months absent entering into the New Facility described above.  As such, the net debt outstanding under this facility of $130,875 has been classified as a current liability in the Condensed Consolidated Balance Sheets as of September 30, 2016.

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

As per the Amendment and Consent Agreements, the collateral maintenance increased to 140% from 130% upon the funding of the initial term loan draw down on the facility.  During August 2015, the Company added two of its unencumbered Handysize vessels, the Genco Progress and Genco Pioneer, as additional collateral to cover any potential shortfall of the collateral maintenance test.  The Genco Pioneer was subsequently sold on October 26, 2016 to a third party and the net proceeds were utilized to pay down debt under the $148 Million Credit Facility, refer to Note 20 — Subsequent Events.  Additionally, during December 2015, the Company added two of its unencumbered Panamax and Handymax vessels, the Genco Wisdom and Genco Leader, respectively, as additional collateral to cover any potential shortfall of the collateral maintenance test.  The Genco Leader was sold on November 4, 2016 to a third party and the net proceeds will be utilized to pay down debt under the $148 Million Credit Facility, refer to Note 20 — Subsequent Events.

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees. The following table also includes the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Effective Interest Rate	4.47%	3.55%	4.40%	3.54%
Range of Interest Rates (excluding impact of unused commitment fees)	3.13% to 6.96%	2.78% to 3.93%	2.69% to 6.96%	2.73% to 3.93%

9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI included in the accompanying Condensed Consolidated Balance Sheets consist of net unrealized gains (losses) from investments in Jinhui stock and KLC stock.

Changes in AOCI by Component

For the Three Months Ended September 30, 2016

Net Unrealized
Gain (Loss)
on
Investments
AOCI — July 1, 2016	$(26)

OCI before reclassifications	316
Amounts reclassified from AOCI	—
Net current-period OCI	316

AOCI — September 30, 2016	$290

Changes in AOCI by Component

For the Three Months Ended September 30, 2015

Net Unrealized
Gain (Loss)
on
Investments
AOCI — July 1, 2015	$(26,360)

OCI before reclassifications	(6,880)
Amounts reclassified from AOCI	33,223
Net current-period OCI	26,343

AOCI — September 30, 2015	$(17)

Changes in AOCI by Component

For the Nine Months Ended September 30, 2016

Net Unrealized
Gain (Loss)
on
Investments
AOCI — January 1, 2016	$(21)

OCI before reclassifications	(2,385)
Amounts reclassified from AOCI	2,696
Net current-period OCI	311

AOCI — September 30, 2016	$290

Changes in AOCI by Component

For the Nine Months Ended September 30, 2015

Net Unrealized
Gain (Loss)
on
Investments
AOCI — January 1, 2015	$(25,317)

OCI before reclassifications	(7,923)
Amounts reclassified from AOCI	33,223
Net current-period OCI	25,300

AOCI — September 30, 2015	$(17)

	Reclassifications Out of AOCI

	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in
	September 30,		September 30,		the Statement Where
Details about AOCI Components	2016	2015	2016	2015	Net Loss is Presented
Net unrealized loss on investments
Realized loss on sale of AFS investment	$—	$(687)	$—	$(687)	Other income (expense)
Impairment of AFS investment	—	(32,536)	(2,696)	(32,536)	Impairment of investment

Total reclassifications for the period	$—	$(33,223)	$(2,696)	$(33,223)

10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at September 30, 2016 and December 31, 2015 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	September 30, 2016		December 31, 2015
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$40,028	$40,028	$121,074	$121,074
Restricted cash	19,815	19,815	19,815	19,815
Floating rate debt	548,276	548,276	588,434	588,434

The fair value of the floating rate debt under the $100 Million Term Loan Facility and the $253 Million Term Loan Facility are based on rates obtained upon our emergence from Chapter 11 on the Effective Date and there were no changes to rates pursuant to the April 2015 Amendments. The fair value of the floating rate debt under the $44 Million Term Loan Facility is based on rates that Baltic Trading initially obtained on the effective date of this facility, and there were no changes pursuant to the Guarantee and Indemnity entered into by the Company during April 2015.  The fair value of the floating rate debt under the 2015 Revolving Credit Facility and the $98 Million Credit Facility are based on rates the Company recently obtained upon the effective date of these facilities on April 7, 2015 and November 4, 2015, respectively.   The fair value of the $148 Million Credit Facility, $22 Million Term Loan Facility and the 2014 Term Loan Facilities is based on rates that Baltic Trading initially obtained upon the effective dates of these facilities which did not change pursuant to the Amendment and Consent Agreements effective on July 14, 2015. Refer to Note 8 — Debt for further information.  The carrying value approximates the fair market value for these floating rate loans.  The carrying amounts of the Company’s other financial instruments at September 30, 2016 and December 31, 2015 (principally Due from charterers and Accounts payable and accrued expenses), approximate fair values because of the relatively short maturity of these instruments.

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

As of September 30, 2016 and December 31, 2015, the fair values of the Company’s financial assets and liabilities are categorized as follows:

	September 30, 2016
		Quoted
		Market
		Prices in
		Active
		Markets
	Total	(Level 1)
Investments	$6,191	$6,191

	December 31, 2015
		Quoted
		Market
		Prices in
		Active
		Markets
	Total	(Level 1)
Investments	$12,327	$12,327

The Company holds an investment in the capital stock of Jinhui, which is classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company also holds an investment in the stock of KLC, which is classified as a long-term investment.  The stock of KLC is publicly traded on the Korea Stock Exchange and is considered a Level 1 item.  Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. The Company did not have any Level 3 financial assets or liabilities as of September 30, 2016 and December 31, 2015.

11 - PREPAID EXPENSES AND OTHER CURRENT AND NONCURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2016	2015
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$10,318	$10,478
Prepaid items	2,448	3,917
Insurance receivable	1,283	2,738
Other	3,023	4,236
Total prepaid expenses and other current assets	$17,072	$21,369

Other noncurrent assets in the amount of $514 at September 30, 2016 and December 31, 2015 represent the security deposit related to the operating lease entered into effective April 4, 2011. Refer to Note 17 — Commitments and Contingencies for further information related to the lease agreement.

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

Total net deferred financing costs consist of the following as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015

2015 Revolving Credit Facility	$1,254	$1,254
$148 Million Credit Facility	2,774	2,774
Total deferred financing costs	4,028	4,028
Less: accumulated amortization	1,340	734
Total	$2,688	$3,294

During the three months ended March 31, 2016, the Company adopted ASU 2015-03 (refer to Note 2 – Summary of Significant Accounting Policies) which requires debt issuance costs related to a recognized debt liability to be presented on the Condensed Consolidated Balance Sheets as a direct deduction from the debt liability rather than as a deferred financing cost assets.  The Company applied this guidance for all of its credit facilities with the exception of the 2015 Revolving Credit Facility and the revolving credit facility portion of the $148 Million Credit Facility, which represent revolving credit agreements which are not addressed in ASU 2015-03.  Accordingly, as of September 30, 2016, $7,821 of deferred financing costs were presented as a direct deduction within the outstanding debt balance in the Company’s Condensed Consolidated Balance Sheet. Furthermore, the Company reclassified $9,411 of deferred financing costs from Deferred financing costs, net to the Current portion of long-term debt as of December 31, 2015.  Refer to Note 8 — Debt for further information.

Amortization expense for deferred financing costs, including the deferred financing costs recognized net of the outstanding debt, was $737 and $637 for the three months ended September 30, 2016 and 2015, respectively, and $2,195 and $1,688 for the nine months ended September 30, 2016 and 2015, respectively.  This amortization expense is recorded as a component of Interest expense in the Condensed Consolidated Statements of Operations.

13 - FIXED ASSETS

Fixed assets consist of the following:

	September 30,	December 31,
	2016	2015
Fixed assets, at cost:
Vessel equipment	$1,127	$1,086
Furniture and fixtures	462	462
Computer equipment	142	142
Total costs	1,731	1,690
Less: accumulated depreciation and amortization	660	404
Total	$1,071	$1,286

Depreciation and amortization expense for fixed assets for the three months ended September 30, 2016 and 2015 was $97 and $83, respectively.  Depreciation and amortization expense for fixed assets for the nine months ended September 30, 2016 and 2015 was $289 and $200, respectively.

14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2016	2015
Accounts payable	$4,835	$8,271
Accrued general and administrative expenses	5,780	5,745
Accrued vessel operating expenses	11,065	13,451
Total	$21,680	$27,467

15 - REVENUE FROM TIME CHARTERS

Total voyage revenue includes revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters.  For the three months ended September 30, 2016 and 2015, the Company earned $37,871 and $49,167 of voyage revenue, respectively, and for the nine months ended September 30, 2016 and 2015, the Company earned $89,461 and $116,548 of voyage revenue, respectively. Included in voyage revenue for the three and nine months ended September 30, 2016 was $869 and $1,499 of profit sharing revenue, respectively.  There was no profit sharing revenue earned during the three and nine months ended September 30, 2015.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of October 26, 2016, is expected to be $8,148 for the remainder of 2016 and $2,592 for the year ended December 31, 2017, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For drydockings, the Company assumes twenty days of offhire.  Future minimum revenue excludes revenue earned for the vessels currently in pool arrangements and vessels that are currently on or will be on spot market-related time charters, as spot rates cannot be estimated, as well as profit sharing revenue.

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

Reorganization items, net represents amounts incurred and recovered subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Professional fees incurred	$70	$169	$192	$644
Trustee fees incurred	13	5	51	362
Total reorganization fees	$83	$174	$243	$1,006

Total reorganization items, net	$83	$174	$243	$1,006

17 - COMMITMENTS AND CONTINGENCIES

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011. Following the expiration of the free base rental period, the monthly base rental payments were $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor was obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that will commence immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the entire lease from June 1, 2011 to September 30, 2025 was $130 prior to the Effective Date. On the Effective Date, a revised straight-line rent calculation was completed as part of fresh-start reporting. The revised monthly straight-line rental expense for the remaining term of the lease from the Effective Date to September 30, 2025 is $150.  The Company had a long-term lease obligation at September 30, 2016 and December 31, 2015 of $1,688 and $1,149, respectively.  Rent expense pertaining to this lease for the three months ended September 30, 2016 and 2015 was $452 and $452, respectively, and $1,356 and $1,356 for the nine months ended September 30, 2016 and 2015, respectively during both periods.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $269 for the remainder of 2016, $1,076 for 2017, $916 for 2018, $2,230 annually for 2019 and 2020 and a total of $11,130 for the remaining term of the lease.

On August 10, 2016, the Company settled its outstanding lease liability related to its previous office space which the Company had filed a motion to reject in the bankruptcy proceedings.  The motion was accepted on the Effective Date upon the Company’s emergence from Chapter 11. The settlement of this claim resulted in a gain that was recorded in rent expense in the amount of ($116) during the three and nine months ended September 30, 2016.

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application.  On July 3, 2015, Samsun filed for rehabilitation proceedings for the second time with the South Korean courts due to financial distress.  On April 8, 2016, the revised rehabilitation plan was approved by the South Korean court whereby 26% of the remainder of the $3,979 unpaid cash claim settlement from the prior rehabilitation plan, or $1,035, will be settled pursuant to a payment plan over the next ten-year period.  The remaining 74% of the claim will be converted to Samsun Shares.  Refer to Note 2 — Summary of Significant Accounting Policies for Other Operating Income recorded during the three and nine months ended September 30, 2016.

18 - STOCK-BASED COMPENSATION

On July 7, 2016, the Company completed a one-for-ten reverse stock split of its common stock.  As a result, all share and per share information included for all periods presented in these condensed consolidated financial statements reflect the reverse stock split.

On October 13, 2016, Peter C. Georgiopoulos resigned as Chairman of the Board and a director of the Company.  In connection with his departure, Mr. Georgiopoulos entered into a Separation Agreement and a Release Agreement with the Company on October 13, 2016.  Under the terms of these agreements, subject to customary conditions, Mr. Georgiopoulos is to receive an amount equal to the annual Chairman’s fee awarded to him in recent years of $500 as a severance payment and full vesting of his unvested equity awards, which consist of grants of 68,581 restricted shares of the Company’s common stock and warrants exercisable for approximately 213,937 shares of the Company’s common stock with an exercise price per share ranging $259.10 to $341.90. The Company is currently evaluating the effect on its consolidated financial statements during the three months ended December 31, 2016.

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

For the three and nine months ended September 30, 2016 and 2015, the Company recognized amortization expense of the fair value of these warrants, which is included in the Company’s Condensed Consolidated Statements of Operations as a component of General, administrative and management fees, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
General, administrative and management fees	$2,442	$5,646	$9,973	$22,134

Amortization of the unamortized stock-based compensation balance of $5,132 as of September 30, 2016 is expected to be expensed $1,523 and $3,609 during the remainder of 2016 and during the year ending December 31, 2017, respectively.  The following table summarizes the warrant activity for the nine months ended September 30, 2016:

		Weighted	Weighted
	Number of	Average Exercise	Average Fair
	Warrants	Price	Value
Outstanding at January 1, 2016	5,704,974	$303.12	$6.36
Granted	—	—	—
Exercisable	(2,852,487)	303.12	6.36
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at September 30, 2016	2,852,487	$303.12	$6.36

The following table summarizes certain information about the warrants outstanding as of September 30, 2016:

	Warrants Outstanding,			Warrants Exercisable,
	September 30, 2016			September 30, 2016
			Weighted			Weighted
		Weighted	Average		Weighted	Average
Weighted		Average	Remaining		Average	Remaining
Average	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Exercise Price	Warrants	Price	Life	Warrants	Price	Life

$303.12	2,852,487	$303.12	3.86	5,704,974	$303.12	3.86

The nonvested stock awards granted under the MIP will vest ratably on each of the three anniversaries of August 7, 2014. The table below summarizes the Company’s nonvested stock awards for the nine months ended September 30, 2016 which were issued under the MIP:

		Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at January 1, 2016	74,040	$200.00
Granted	—	—
Vested	(37,020)	200.00
Forfeited	—	—

Outstanding at September 30, 2016	37,020	$200.00

The total fair value of MIP restricted shares that vested during the nine months ended September 30, 2016 and 2015 was $190 and $2,662, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and nine months ended September 30, 2016 and 2015, the Company recognized nonvested stock amortization expense for the MIP restricted shares, which is included in General, administrative and management fees, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
General, administrative and management fees	$996	$2,304	$4,069	$9,031

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2016, unrecognized compensation cost of $2,094 related to nonvested stock will be recognized over a weighted-average period of 0.85 years.

2015 Equity Incentive Plan

On June 26, 2015, the Company’s Board of Directors approved the 2015 Equity Incentive Plan for awards with respect to an aggregate of 4,000,000 shares of common stock, or 400,000 shares following the Company’s reverse stock split (the “2015 Plan”).  Under the 2015 Plan, the Company’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to the Company’s officers, directors, employees, and consultants.  Awards may consist of stock options, stock appreciation rights, dividend equivalent rights, restricted (nonvested) stock, restricted stock units, and unrestricted stock.  As of September 30, 2016, the Company has awarded restricted stock units and restricted stock under the 2015 Plan.

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) under the 2015 Plan to certain members of the Board of Directors, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests.  The RSUs generally vest on the date of the Company’s annual shareholders meeting following the date of the grant.  As of September 30, 2016 and December 31, 2015, 3,138 and 0 shares, respectively, of the Company’s common stock were outstanding in respect of the RSUs.  Such shares will only be issued in respect of vested RSUs when the director’s service with the Company as a director terminates.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant.   The table below summarizes the Company’s RSUs for the nine months ended September 30, 2016:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding at January 1, 2016	5,821	$71.50
Granted	66,666	5.10
Vested	(5,821)	71.50
Forfeited	—	—

Outstanding at September 30, 2016	66,666	$5.10

The total fair value of the RSUs that vested during the nine months ended September 30, 2016 and 2015 was $30 and $116, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.    On February 17, 2016, the vesting of 23,286 outstanding RSUs, or 2,328 outstanding RSUs on a post-reverse stock split basis, were accelerated upon the resignation of two members on the Company’s Board of Directors.

The following table summarizes certain information of the RSUs unvested and vested as of September 30, 2016:

Unvested RSUs			Vested RSUs
September 30, 2016			September 30, 2016
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
66,666	$5.10	0.63	7,440	$71.18

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2016, unrecognized compensation cost of $213 related to RSUs will be recognized over a weighted-average period of 0.63 years.

For the three and nine months ended September 30, 2016 and 2015, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General, administrative and management fees as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

General, administrative and management fees	$86	$235	$320	$235

Restricted Stock

Under the 2015 Plan, grants of restricted common stock issued to executives and Peter C. Georgiopoulos, the Company’s former Chairman of the Board, vest ratably on each of the three anniversaries of the determined vesting date.  The table below summarizes the Company’s nonvested stock awards for the nine months ended September 30, 2016 which were issued under the 2015 Plan:

Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at January 1,2016	—	$—
Granted	61,224	5.20
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2016	61,224	$5.20

There were no shares that vested under the 2015 Plan during the nine months ended September 30, 2016 and 2015.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and nine months ended September 30, 2016 and 2015, the Company recognized nonvested stock amortization expense for the 2015 Plan restricted shares, which is included in General, administrative and management fees, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
General, administrative and management fees	$60	$—	$150	$—

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2016, unrecognized compensation cost of $168 related to nonvested stock will be recognized over a weighted-average period of 2.13 years.

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

The total fair value of shares that vested under the Baltic Trading Plan during the nine months ended September 30, 2015 was $2,913. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and nine months ended September 30, 2016 and 2015, the Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in General, administrative and management fees, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
General, administrative and management fees	$—	$3,665	$—	$5,273

19 - LEGAL PROCEEDINGS

In April 2015, six class action complaints were filed in the Supreme Court of the State of New York, County of New York.  On May 26, 2015, the six actions were consolidated under the caption In Re Baltic Trading Ltd. Stockholder Litigation, Index No. 651241/2015, and a consolidated class action complaint was filed on June 10, 2015 (the “Consolidated Complaint”).  The Consolidated Complaint is purported to be brought by and on behalf of Baltic Trading’s shareholders and alleges that the then-proposed July 2015 merger did not fairly compensate Baltic Trading’s shareholders and undervalued Baltic Trading.  The Consolidated Complaint names as defendants the Company, Baltic Trading, the individual members of Baltic Trading’s board, and the Company’s merger subsidiary. The claims generally allege (i) breaches of fiduciary duties of good faith, due care, disclosure to shareholders, and loyalty, including for failing to maximize shareholder value, and (ii) aiding and abetting those breaches. Among other relief, the complaints seek an injunction against the merger, declaratory judgments that the individual defendants breached fiduciary duties, rescission of the merger agreement, and unspecified damages.

On July 9, 2015, plaintiffs in that action moved to enjoin the merger vote, scheduled to take place on July 17, 2015.  The motion was thereafter fully briefed and argued on July 15, 2015.  The motion to enjoin the vote was denied on July 15, 2015 (the “Preliminary Injunction Denial”).  Plaintiffs sought an emergency injunction and temporary restraining order from the New York State Appellate Division, First Department the following day, on July 16, 2015.  The Appellate Division denied the request, and the vote, and subsequent merger, proceeded as scheduled on July 17, 2015.  Plaintiffs thereafter withdrew that appeal.

On June 30, 2015, Defendants had moved to dismiss the Consolidated Complaint in its entirety.  Plaintiffs subsequently served an Amended Consolidated Complaint, and Defendants directed their motion to dismiss to that amended complaint.  The motion to dismiss was granted and the Amended Consolidated Complaint was dismissed with prejudice on August 29, 2016 (the “Dismissal Decision”).

On September 29, 2016, plaintiffs filed a Notice of Appeal with the Supreme Court of the State of New York, County of New York, which recites their appeal of the Dismissal Decision, “including ... and as referenced in” the Dismissal Order, the Preliminary Injunction Denial.

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

20 - SUBSEQUENT EVENTS

On October 8, 2016, the Company reached an agreement to sell the Genco Pioneer, a 1999-built Handysize vessel, to a third party for $2,650 less a 5.5% broker commission payable to a third party.  The sale was completed on October 26, 2016.  On October 26, 2016 the Company utilized the net proceeds to pay down $2,504 on the $148 Million Credit Facility as the Genco Pioneer was a collateralized vessel under this facility.

On October 10, 2016, the Company reached an agreement to sell the Genco Sugar, a 1998-built Handysize vessel, to a third party for $2,450 less a 5.5% broker commission payable to a third party.  The sale was completed on October 20, 2016.  On October 21, 2016, the Company utilized the net proceeds to pay down $2,315 on the $100 Million Term Loan Facility as the Genco Sugar was a collateralized vessel under this facility.

On October 24, 2016, the Board of Directors unanimously approved selling the Genco Leader, a 1999-built Panamax vessel, and on October 25, 2016, the Company reached an agreement to sell the Genco Leader to a third party for $3,470 less a 3.0% broker commission payable to a third party.  The sale was completed on November 4, 2016.  The Company will utilize the net proceeds to pay down $3,366 on the $148 Million Credit Facility as the Genco Leader is a collateralized vessel under this facility.

On October 27, 2016, the Company received $777 from Samsun as full and final settlement of the outstanding claim that was approved by the South Korean court on April 8, 2016, refer to Note 17 — Commitments and Contingencies.  This represents the net present value of the remainder of the $1,035 cash settlement that was originally going to be paid over the next ten-year period.  This will be recorded as Other operating income during the fourth quarter of 2016.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) further declines or sustained weakness in demand in the drybulk shipping industry; (ii) continuation of weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube, oil, bunkers, repairs, maintenance and general, administrative, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the ability to realize the expected benefits of the our merger with Baltic Trading to the degree, in the amounts or in the timeframe anticipated; (xvi) the extent to which our operating results continue to be affected by weakness in market conditions and charter rates; (xvii) our ability to continue as a going concern, (xviii) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xix) our ability to implement measures to resolve our liquidity and covenant compliance issues; (xx) our ability to fulfill conditions under the commitment letters for our credit facilities, including without limitation completion of definitive documentation and an equity financing; (xxi) our ability to fulfill the conditions under the agreements for our proposed equity financing; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2015 and subsequent reports on Form 8-K and Form 10-Q.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding the Genco Leader which was sold on November 4, 2016, our fleet currently consists of 66 drybulk vessels, including 13 Capesize, seven Panamax, four Ultramax, 21 Supramax, five Handymax and 16 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 4,979,000 dwt, and the average age of our fleet is currently approximately 9.5 years.  We seek to deploy our vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers, including Cargill International S.A., Swissmarine Services S.A. and the Clipper Logger Pool and Clipper Sapphire Pool, in which Clipper Group acts as the pool manager.  The majority of the vessels in our current fleet are presently engaged under time charter, spot market-related time charter and vessel pool contracts that expire (assuming the option periods in the time charters are not exercised) between November 2016 and July 2017.

See pages 58-60 for a table of all vessels in our fleet.

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

Our Board of Directors and Baltic Trading’s Board of Directors established independent special committees to review the transaction and negotiate the terms on behalf of their respective companies.  Both independent special committees unanimously approved the transaction.  The Boards of Directors of both companies approved the merger by unanimous vote of directors present and voting, with Peter C. Georgiopoulos, former Chairman of the Board of each company, recused for the vote.  The Merger was approved on July 17, 2015 at the 2015 Annual Meeting of Shareholders.

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

On April 5, 2016, the Board of Directors unanimously approved scrapping the Genco Marine. On May 17, 2016, we completed the sale of the Genco Marine.  We realized a net loss of $0.1 million and had net proceeds of $1.9 million from the sale of the vessel, including costs incurred to deliver the vessel to the buyer, during the nine months ended September 30, 2016.  We reached an agreement on May 6, 2016 to sell the Genco Marine, a 1996-built Handymax vessel, to be scrapped with Ace Exim Pte Ltd., a demolition yard, for a net amount $2.2 million less a 2.0% broker commission payable to a third party.

During October 2016, we reached agreements with third-parties to sell three of our vessels, the Genco Pioneer (a 1999-built Handysize vessel), the Genco Sugar (a 1998-built Handysize vessel) and the Genco Leader (a 1999-built Panamax vessel).   These sales were completed during October and November 2016.  Refer to Note 20 — Subsequent Events in our Condensed Consolidated Financial Statements for further details.

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

On October 13, 2016, Peter C. Georgiopoulos resigned as our Chairman of the Board and a director of the Company.  The Board of Directors appointed Arthur L. Regan, a current director of the Company, as Interim Executive Chairman of the Board.  In connection with his departure, Mr. Georgiopoulos entered into a Separation Agreement and a Release Agreement with the Company on October 13, 2016.  Under the terms of these agreements, subject to customary conditions, Mr. Georgiopoulos is to receive an amount equal to the annual Chairman’s fee awarded to him in recent years of $0.5 million as a severance payment and full vesting of his unvested equity awards, which consist of grants of 68,581 restricted shares of the Company’s common stock and warrants exercisable for approximately 213,937 shares of the Company’s common stock with an exercise per share ranging $259.10 to $341.90.  Refer to Note 18 — Stock-Based Compensation of our Condensed Consolidated Financial Statements.  The agreements also contain customary provisions pertaining to confidential information, releases of claims by Mr. Georgiopoulos, and other restrictive covenants.

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

We formerly provided technical services for drybulk vessels purchased by MEP under an agency agreement between us and MEP.  These services included oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but did not include chartering services.  The services were initially provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and will be provided for an initial term of one year.  Mr. Georgiopoulos is a director of and has a minority interest in MEP.  This arrangement was approved by an independent committee of our Board of Directors.  On September 30, 2015, under the oversight of an independent committee of our Board of Directors, Genco Management (USA) LLC and MEP entered into certain agreements under which MEP paid $2.2 million of the amount of service fees in arrears (of which $0.3 million was paid in 2016 by the new owners of five of the MEP vessels sold in January 2016 as described below) and the daily service fee was reduced from $750 to $650 per day effective on October 1, 2015.  During January 2016 and the three months ended September 30, 2016, five and seven of MEP’s vessels, respectively, were sold to third parties, upon which these vessels were no longer subject to the agency agreement.  Based upon the September 30, 2015 agreement, termination fees were due in the amount $0.3 million and $0.8 million, respectively, which was assumed by the new owners of the MEP vessels that were sold.  The amount of these termination fees has been paid in full.  The daily service fee earned for the three and nine months ended September 30, 2016 has also been paid in full.  At September 30, 2016, all MEP vessels have been sold.

See Note 8 — Debt of our Condensed Consolidated Financial Statements included in this report for the defined terms we use for each of our credit facilities and a description of each facility.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and nine months ended September 30, 2016 and 2015 on a consolidated basis, which includes the operations of Baltic Trading.  On July 7, 2016, the Company completed a one-for-ten reverse stock split of its common stock.  As a result, all share and per share information included for all periods presented reflect the reverse stock split.  Refer to Note 6 — Net Loss per Common Share and Note 18 — Stock-Based Compensation in our Condensed Consolidated Financial Statements.

	For the Three Months Ended
	September 30,		Increase
	2016	2015	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,196.0	1,196.0	—	—
Panamax	736.0	736.0	—	—
Ultramax	368.0	239.9	128.1	53.4%
Supramax	1,932.0	1,932.0	—	—
Handymax	460.0	552.0	(92.0)	(16.7)%
Handysize	1,656.0	1,656.0	—	—

Total	6,348.0	6,311.9	36.1	0.6%

Available days (2)
Capesize	1,182.3	1,187.6	(5.3)	(0.4)%
Panamax	627.3	684.1	(56.8)	(8.3)%
Ultramax	368.0	237.6	130.4	54.9%
Supramax	1,915.4	1,869.3	46.1	2.5%
Handymax	455.3	515.6	(60.3)	(11.7)%
Handysize	1,613.0	1,573.6	39.4	2.5%

Total	6,161.3	6,067.8	93.5	1.5%

Operating days (3)
Capesize	1,181.8	1,171.2	10.6	0.9%
Panamax	627.3	683.2	(55.9)	(8.2)%
Ultramax	368.0	236.7	131.3	55.5%
Supramax	1,885.2	1,827.8	57.4	3.1%
Handymax	453.0	507.6	(54.6)	(10.8)%
Handysize	1,607.6	1,573.2	34.4	2.2%

Total	6,122.9	5,999.7	123.2	2.1%

Fleet utilization (4)
Capesize	100.0%	98.6%	1.4%	1.4%
Panamax	100.0%	99.9%	0.1%	0.1%
Ultramax	100.0%	99.6%	0.4%	0.4%
Supramax	98.4%	97.8%	0.6%	0.6%
Handymax	99.5%	98.5%	1.0%	1.0%
Handysize	99.7%	100.0%	(0.3)%	(0.3)%

Fleet average	99.4%	98.9%	0.5%	0.5%

	For the Three Months Ended
	September 30,		Increase
	2016	2015	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$5,689	$11,120	$(5,431)	(48.8)%
Panamax	5,815	5,191	624	12.0%
Ultramax	7,115	9,628	(2,513)	(26.1)%
Supramax	6,003	5,887	116	2.0%
Handymax	6,060	6,217	(157)	(2.5)%
Handysize	5,183	5,895	(712)	(12.1)%

Fleet average	5,779	7,009	(1,230)	(17.5)%

Daily vessel operating expenses (6)
Capesize	$4,753	$5,320	$(567)	(10.7)%
Panamax	4,298	5,284	(986)	(18.7)%
Ultramax	4,776	4,699	77	1.6%
Supramax	4,675	4,914	(239)	(4.9)%
Handymax	4,173	5,474	(1,301)	(23.8)%
Handysize	4,169	4,619	(450)	(9.7)%

Fleet average	4,483	4,997	(514)	(10.3)%

	For the Nine Months Ended
	September 30,		Increase
	2016	2015	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	3,562.0	3,549.0	13.0	0.4%
Panamax	2,192.0	2,184.0	8.0	0.4%
Ultramax	1,096.0	600.9	495.1	82.4%
Supramax	5,754.0	5,733.0	21.0	0.4%
Handymax	1,507.7	1,638.0	(130.3)	(8.0)%
Handysize	4,932.0	4,914.0	18.0	0.4%

Total	19,043.7	18,618.9	424.8	2.3%

Available days (2)
Capesize	3,534.3	3,492.9	41.4	1.2%
Panamax	2,043.5	2,108.6	(65.1)	(3.1)%
Ultramax	1,096.0	594.1	501.9	84.5%
Supramax	5,591.6	5,442.4	149.2	2.7%
Handymax	1,358.9	1,463.1	(104.2)	(7.1)%
Handysize	4,857.7	4,765.0	92.7	1.9%

Total	18,482.0	17,866.1	615.9	3.4%

Operating days (3)
Capesize	3,533.8	3,446.8	87.0	2.5%
Panamax	2,032.6	2,106.9	(74.3)	(3.5)%
Ultramax	1,090.5	593.2	497.3	83.8%
Supramax	5,506.4	5,310.4	196.0	3.7%
Handymax	1,294.2	1,417.2	(123.0)	(8.7)%
Handysize	4,835.2	4,755.0	80.2	1.7%

Total	18,292.7	17,629.5	663.2	3.8%

Fleet utilization (4)
Capesize	100.0%	98.7%	1.3%	1.3%
Panamax	99.5%	99.9%	(0.4)%	(0.4)%
Ultramax	99.5%	99.9%	(0.4)%	(0.4)%
Supramax	98.5%	97.6%	0.9%	0.9%
Handymax	95.2%	96.9%	(1.7)%	(1.8)%
Handysize	99.5%	99.8%	(0.3)%	(0.3)%

Fleet average	99.0%	98.7%	0.3%	0.3%

	For the Nine Months Ended
	September 30,		Increase
	2016	2015	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$3,456	$6,204	$(2,748)	(44.3)%
Panamax	4,297	4,517	(220)	(4.9)%
Ultramax	5,691	8,013	(2,322)	(29.0)%
Supramax	4,621	5,478	(857)	(15.6)%
Handymax	3,857	5,646	(1,789)	(31.7)%
Handysize	4,512	5,822	(1,310)	(22.5)%

Fleet average	4,341	5,696	(1,355)	(23.8)%

Daily vessel operating expenses (6)
Capesize	$4,784	$5,212	$(428)	(8.2)%
Panamax	4,429	4,748	(319)	(6.7)%
Ultramax	4,629	4,649	(20)	(0.4)%
Supramax	4,701	4,876	(175)	(3.6)%
Handymax	4,330	5,163	(833)	(16.1)%
Handysize	4,202	4,492	(290)	(6.5)%

Fleet average	4,523	4,841	(318)	(6.6)%

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Voyage revenues (in thousands)	$37,871	$49,167	$89,461	$116,548
Voyage expenses (in thousands)	2,262	6,638	9,232	14,775
	35,609	42,529	80,229	101,773
Total available days	6,161.3	6,067.8	18,482.0	17,866.1
Total TCE rate	$5,779	$7,009	$4,341	$5,696

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

Operating Data

The following tables represent the operating data for the three and nine months ended September 30, 2016 and 2015 on a consolidated basis, which includes the operations of Baltic Trading.

	For the Three Months Ended
	September 30,
	2016	2015	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$37,871	$49,167	$(11,296)	(23.0)%
Service revenues	1,016	828	188	22.7%

Total revenues	38,887	49,995	(11,108)	(22.2)%

Operating Expenses:
Voyage expenses	2,262	6,638	(4,376)	(65.9)%
Vessel operating expenses	28,460	31,544	(3,084)	(9.8)%
General, administrative and management fees	10,153	26,983	(16,830)	(62.4)%
Depreciation and amortization	18,127	20,124	(1,997)	(9.9)%

Total operating expenses	59,002	85,289	(26,287)	(30.8)%

Operating loss	(20,115)	(35,294)	15,179	(43.0)%
Other expense	(6,899)	(38,043)	31,144	(81.9)%

Loss before reorganization items, net	(27,014)	(73,337)	46,323	(63.2)%
Reorganization items, net	(83)	(174)	91	(52.3)%

Loss before income taxes	(27,097)	(73,511)	46,414	(63.1)%
Income tax expense	(417)	(292)	(125)	42.8%

Net loss	(27,514)	(73,803)	46,289	(62.7)%
Less: Net loss attributable to noncontrolling interest	—	(7,178)	7,178	(100.0)%
Net loss attributable to Genco Shipping & Trading Limited	$(27,514)	$(66,625)	$39,111	(58.7)%

Net loss per share - basic	$(3.80)	$(9.54)	$5.74	(60.2)%
Net loss per share - diluted	$(3.80)	$(9.54)	$5.74	(60.2)%
Weighted average common shares outstanding - basic	7,245,268	6,982,434	262,834	3.8%
Weighted average common shares outstanding - diluted	7,245,268	6,982,434	262,834	3.8%

EBITDA (1)	$(1,946)	$(41,355)	$39,409	(95.3)%

	For the Nine Months Ended
	September 30,
	2016	2015	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$89,461	$116,548	$(27,087)	(23.2)%
Service revenues	2,240	2,457	(217)	(8.8)%

Total revenues	91,701	119,005	(27,304)	(22.9)%

Operating Expenses:
Voyage expenses	9,232	14,775	(5,543)	(37.5)%
Vessel operating expenses	86,125	90,143	(4,018)	(4.5)%
General, administrative and management fees	36,861	73,798	(36,937)	(50.1)%
Depreciation and amortization	58,152	58,933	(781)	(1.3)%
Other operating income	(182)	—	(182)	100.0%
Impairment of vessel assets	69,278	35,396	33,882	95.7%
Loss on sale of vessels	77	1,210	(1,133)	(93.6)%

Total operating expenses	259,543	274,255	(14,712)	(5.4)%

Operating loss	(167,842)	(155,250)	(12,592)	8.1%
Other expense	(23,801)	(47,059)	23,258	(49.4)%

Loss before reorganization items, net	(191,643)	(202,309)	10,666	(5.3)%
Reorganization items, net	(243)	(1,006)	763	(75.8)%

Loss before income taxes	(191,886)	(203,315)	11,429	(5.6)%
Income tax expense	(766)	(1,553)	787	(50.7)%

Net loss	(192,652)	(204,868)	12,216	(6.0)%
Less: Net loss attributable to noncontrolling interest	—	(59,471)	59,471	(100.0)%
Net loss attributable to Genco Shipping & Trading Limited	$(192,652)	$(145,397)	$(47,255)	32.5%

Net loss per share - basic	$(26.65)	$(22.86)	(3.79)	16.6%
Net loss per share - diluted	$(26.65)	$(22.86)	(3.79)	16.6%
Weighted average common shares outstanding - basic	7,228,660	6,361,518	867,142	13.6%
Weighted average common shares outstanding - diluted	7,228,660	6,361,518	867,142	13.6%

EBITDA (1)	$(112,678)	$(71,095)	$(41,583)	58.5%

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss attributable to Genco Shipping & Trading Limited	$(27,514)	$(66,625)	$(192,652)	$(145,397)
Net interest expense	7,024	4,854	21,056	13,816
Income tax expense	417	292	766	1,553
Depreciation and amortization	18,127	20,124	58,152	58,933

EBITDA (1)	$(1,946)	$(41,355)	$(112,678)	$(71,095)

Results of Operations

The following tables set forth information about the current employment of the vessels in our fleet as of November 2, 2016:

	Year		Charter
Vessel	Built	Charterer	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	Swissmarine Services S.A.	February 2017	$7,800
Genco Tiberius	2007	Cargill International S.A.	December 2016	98% of BCI
Genco London	2007	Swissmarine Services S.A.	December 2016	$3,250 with 50% profit sharing
Genco Titus	2007	Swissmarine Services S.A.	December 2016	$8,000
Genco Constantine	2008	Swissmarine Services S.A.	February 2017	$7,800
Genco Hadrian	2008	Swissmarine Services S.A.	December 2016	98.5% of BCI
Genco Commodus	2009	Swissmarine Asia Pte. Ltd.	March 2017	$3,250 with 50% profit sharing
Genco Maximus	2009	Swissmarine Services S.A.	February 2017	$3,250 with 50% profit sharing
Genco Claudius	2010	Swissmarine Services S.A.	December 2016	99% of BCI
Genco Tiger	2011	Swissmarine Services S.A.	December 2016	103% of BCI
Baltic Lion	2012	Swissmarine Services S.A.	December 2016	$3,250 with 50% profit sharing
Baltic Bear	2010	Swissmarine Services S.A.	February 2017	$7,000
Baltic Wolf	2010	Swissmarine Services S.A.	December 2016	$3,250 with 50% profit sharing

Panamax Vessels
Genco Beauty	1999	Navig8 Inc.	October 2016	94.75% of BPI	(3)
Genco Knight	1999	Swissmarine Services S.A.	January 2017	95% of BPI
Genco Leader	1999	Transgrain Shipping B.V. Rotterdam	October 2016	$7,250	(4)
Genco Vigour	1999	Swissmarine Services S.A.	December 2016	95% of BPI
Genco Acheron	1999	Windrose SPS Shipping & Trading S.A.	December 2016	$7,500	(5)
Genco Surprise	1998	Ssangyong Shipping Co., Ltd.	November 2016	$6,500	(6)
Genco Raptor	2007	M2M Panamax Pool Ltd.	February 2017	100% of BPI
Genco Thunder	2007	Swissmarine Services S.A.	May 2017	100% of BPI

Ultramax Vessels
Baltic Hornet	2014	Swissmarine Asia Pte. Ltd.	February 2017	115.5% of BSI
Baltic Wasp	2015	Pioneer Navigation Ltd.	January 2017	$3,250 with 50% profit sharing
Baltic Scorpion	2015	Swissmarine Asia Pte. Ltd.	November 2016	115.5% of BSI
Baltic Mantis	2015	Pioneer Navigation Ltd.	December 2016	115% of BSI

Supramax Vessels
Genco Predator	2005	ED&F Man Shipping Ltd.	December 2016	98.5% of BSI
Genco Warrior	2005	Centurion Bulk Pte. Ltd., Singapore	April 2017	98.5% of BSI
Genco Hunter	2007	Pioneer Navigation Ltd.	June 2017	104% of BSI
Genco Cavalier	2007	Chun An Chartering Co. Ltd.	November 2016	$5,850	(7)
Genco Lorraine	2009	Cargill Ocean Transportation (Singapore) Pte. Ltd.	November 2016	$6,300	(8)
Genco Loire	2009	Bulkhandling Handymax A/S	February 2017	Spot Pool	(9)
Genco Aquitaine	2009	Bulkhandling Handymax A/S	January 2017	Spot Pool	(9)
Genco Ardennes	2009	Clipper Sapphire Pool	May 2017	Spot Pool	(10)
Genco Auvergne	2009	Pioneer Navigation Ltd.	December 2016	100% of BSI
Genco Bourgogne	2010	Clipper Sapphire Pool	May 2017	Spot Pool	(10)
Genco Brittany	2010	Clipper Sapphire Pool	May 2017	Spot Pool	(10)
Genco Languedoc	2010	Clipper Sapphire Pool	May 2017	Spot Pool	(10)
Genco Normandy	2007	Tongli Samoa Shipping Co., Ltd.	November 2016	$5,550	(11)
Genco Picardy	2005	Centurion Bulk Pte. Ltd., Singapore	December 2016	98.5% of BSI
Genco Provence	2004	Pioneer Navigation Ltd.	December 2016	100% of BSI
Genco Pyrenees	2010	Clipper Sapphire Pool	May 2017	Spot Pool	(10)
Genco Rhone	2011	Pioneer Navigation Ltd.	December 2016	100% of BSI
Baltic Leopard	2009	Bulkhandling Handymax A/S	February 2017	Spot Pool	(9)
Baltic Panther	2009	Bulkhandling Handymax A/S	February 2017	Spot Pool	(9)
Baltic Jaguar	2009	Centurion Bulk Pte. Ltd.	January 2017	$6,300	(12)
Baltic Cougar	2009	Bulkhandling Handymax A/S	February 2017	Spot Pool	(9)

Handymax Vessels
Genco Success	1997	TST NV, Nevis	February 2017	87.5% of BSI
Genco Carrier	1998	Elim Spring Marine (Hong Kong), Ltd.	November 2016	$5,500	(13)
Genco Prosperity	1997	TST NV, Nevis	March 2017	87.5% of BSI
Genco Wisdom	1997	ED&F Man Shipping Ltd.	December 2016	88.5% of BSI
Genco Muse	2001	Engelhart Commodities Trading Partners	November 2016	$7,500	(14)

Handysize Vessels
Genco Progress	1999	Clipper Logger Pool	May 2017	Spot Pool	(15)
Genco Explorer	1999	Clipper Logger Pool	May 2017	Spot Pool	(15)
Genco Reliance	1999	Clipper Logger Pool	January 2017	Spot Pool	(15)
Baltic Hare	2009	Clipper Logger Pool	May 2017	Spot Pool	(15)
Baltic Fox	2010	Clipper Logger Pool	May 2017	Spot Pool	(15)
Genco Charger	2005	Clipper Logger Pool	May 2017	Spot Pool	(15)
Genco Challenger	2003	Clipper Logger Pool	May 2017	Spot Pool	(15)
Genco Champion	2006	Clipper Logger Pool	May 2017	Spot Pool	(15)
Baltic Wind	2009	Trammo Bulk Carriers	February 2017	103% of BHSI
Baltic Cove	2010	Clipper Bulk Shipping Ltd.	July 2017	$5,750	(16)
Baltic Breeze	2010	Trammo Bulk Carriers	January 2017	103% of BHSI
Genco Ocean	2010	MUR Shipping B.V.	December 2016	$7,000	(17)
Genco Bay	2010	Noble Chartering Ltd., Hong Kong	November 2016	$5,475	(18)
Genco Avra	2011	Ultrabulk S.A.	April 2017	104% of BHSI
Genco Mare	2011	Pioneer Navigation Ltd.	July 2017	103.5% of BHSI
Genco Spirit	2011	MUR Shipping B.V.	November 2016	$5,500	(19)

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

(3)	The vessel redelivered to Genco on October 28, 2016 and is currently awaiting next employment.

(4)	The vessel redelivered to Genco from charterers. We have entered into an agreement to sell the vessel during Q4 2016. The vessel was sold on November 4, 2016.

(5)

We have reached an agreement with Windrose SPS Shipping & Trading S.A. on a time charter for approximately 55 days at a rate of $7,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 15, 2016 after repositioning. A ballast bonus was awarded after the repositioning period. The vessel redelivered to Genco on September 8, 2016.

(6)

We have reached an agreement with Ssangyong Shipping Co., Ltd. on a time charter for approximately 15 days at a rate of $6,500 per day. Hire is paid every 15 days in advance less a 6.25% third-party brokerage commission. The vessel delivered to charterers on October 21, 2016.

(7)

We have reached an agreement with Chun An Chartering Co., Ltd. on a time charter for approximately 30 days at a rate of $5,850 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on September 13, 2016 after repositioning. The vessel redelivered to Genco on September 10, 2016.

(8)

We have reached an agreement with Cargill Ocean Transportation (Singapore) Pte. Ltd. on a time charter for approximately 15 days at a rate of $6,300 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 20, 2016 after repositioning. The vessel redelivered to Genco on October 17, 2016.

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

(11)

We have reached an agreement with Tongli Samoa Shipping Co., Ltd. on a time charter for approximately 15 days at a rate of $5,550 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 24, 2016 after repositioning. The vessel redelivered to Genco on October 18, 2016.

(12)

We have agreed to an extension with Centurion Bulk Pte. Ltd. on a time charter for 2.5 to 5.5 months at a rate of $6,300 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The extension began on October 22, 2016.

(13)

We have reached an agreement with Elim Spring Marine (Hong Kong), Ltd. on a time charter for approximately 18 days at a rate of $5,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 30, 2016.

(14)

We have reached an agreement with Engelhart Commodities Trading Partners on a time charter for approximately 45 days at a rate of $7,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 12, 2016 after repositioning. The vessel redelivered to Genco on September 30, 2016.

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

(17)

We have reached an agreement with MUR Shipping B.V. on a time charter for approximately 40 days at a rate of $7,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 24, 2016 after repositioning. The vessel redelivered to Genco on October 19, 2016.

(18)

We have reached an agreement with Noble Chartering Ltd., Hong Kong on a time charter for approximately 20 days at a rate of $5,475 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on November 2, 2016 after repositioning. The vessel redelivered to Genco on October 26, 2016.

(19)

We have reached an agreement with MUR Shipping B.V. on a time charter for approximately 30 days at a rate of $5,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 3, 2016.

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

VOYAGE REVENUES-

For the three months ended September 30, 2016, voyage revenues decreased by $11.3 million, or 23.0%, to $37.9 million as compared to $49.2 million for the three months ended September 30, 2015.  The decrease in voyage revenues was primarily due to lower spot market rates achieved by the majority of our vessels.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 17.5% to $5,779 a day for the three months ended September 30, 2016 from $7,009 a day for the three months ended September 30, 2015.  The decrease in TCE rates was primarily due to lower spot rates achieved by the majority of the vessels in our fleet during the third quarter of 2016 as compared to the same period last year.  During the third quarter of 2016, the Baltic Dry Index continued to increase from all-time lows registered earlier in the year. Freight rates during the quarter were primarily supported by heightened demand for iron ore cargoes due to augmented Chinese steel production and increased coal shipments to China as the country reduced domestic coal output. With regard to supply, net fleet growth in the year-to-date remained relatively low in historical terms, however vessel demolition activity eased significantly during the third quarter as compared to the first half of the year leading to a rising pace of fleet growth during the period.

For the three months ended September 30, 2016 and 2015, we had 6,348.0 and 6,311.9 ownership days, respectively. The increase in ownership days is a result of the delivery of the Baltic Scorpion and Baltic Mantis during the second half of 2015 partially offset by the scrapping of the Genco Marine on May 17, 2016.  Fleet utilization increased to 99.4% from 98.9% during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to additional offhire periods during the three months ended September 30, 2015 for some of our Capesize and Handymax vessels.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services were provided for a fee of $750 per ship per day until October 1, 2015, when the daily fees were reduced to $650 per ship per day pursuant to an agreement entered into between Genco Management (USA) LLC and MEP.  During the three months ended

September 30, 2016 and 2015, total service revenue was $1.0 million and $0.8 million, respectively.  The increase was primarily a result of the termination fees associated with the sale of the remaining seven MEP vessels during the third quarter of 2016 to third parties in the amount of $0.8 million.  This increase was partially offset by a decrease in daily management fees of $0.6 million primarily as a result of the aforementioned sale of seven vessels during the third quarter of 2016, as well as the sale of five MEP vessel during January 2016.

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

Voyage expenses decreased by $4.4 million from $6.6 million during the three months ended September 30, 2015 as compared to $2.3 million during the three months ended September 30, 2016.  The decrease was primarily due to a $2.1 million decrease in net bunker losses recorded during the third quarter of 2016 as compared to the third quarter of 2015 based on the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a result of the increase in bunker prices.  Additionally, there was a $1.3 million decrease in cost of bunkers consumed during short-term time charters during the third quarter of 2016 as compared to the same period last year.  Lastly, there was a $0.6 million decrease in the write down of our bunker inventory at the end of each quarter to its market value resulting from the fact that there was more bunker inventory that was above the market value and need to be adjusted as of September 30, 2015 as compared to September 30, 2016.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $3.1 million from $31.5 million during the third quarter of 2015 to $28.5 million during the third quarter of 2016.  This decrease was primarily due to lower expenses related to maintenance, crewing and insurance as well as the timing of purchases of stores and spares.

Daily vessel operating expenses decreased to $4,483 per vessel per day for the three months ended September 30, 2016 from $4,997 per day for the three months ended September 30, 2015.  The decrease in daily vessel operating expenses was predominantly due to lower expenses related to maintenance, crewing and insurance, as well as the timing of purchases of stores and spares.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended September 30, 2016 were $337 below the weighted-average budgeted rate of $4,820 per vessel per day.

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

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

We incur general and administrative expenses, which relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, rent, legal, auditing and other professional expenses.  For further information on the restricted shares issued as incentive compensation to our former Chairman, our employees and our directors under our 2015 Equity Incentive Plan and the 2014 Management Incentive Program (the “MIP”), refer to Note 18 — Stock-Based Compensation in our Condensed

Consolidated Financial Statements.  Additionally, we incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.

For the three months ended September 30, 2016 and 2015, general, administrative and management fees were $10.2 million and $27.0 million, respectively.  The $16.8 million decrease was primarily due to a decrease in compensation costs and expenses related to the merger with Baltic Trading that were incurred during the third quarter of 2015, partially offset by costs related to financing or refinancing activities.  Included in general, administrative and management fees for the three months ended September 30, 2016 and 2015 are non-cash compensation expenses of $3.6 million and $11.8 million, respectively, arising from awards issued under our 2015 Equity Incentive Plan and the MIP.

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

Depreciation and amortization expense decreased by $2.0 million to $18.1 million during the three months ended September 30, 2016 as compared to $20.1 million during the three months ended September 30, 2015.  This decrease was primarily due to a decrease in depreciation expense for the nine vessels which were deemed impaired at June 30, 2016 and written down to their net realizable value at June 30, 2016.  Additionally, there was a decrease in depreciation expense for the Genco Marine which was scrapped on May 17, 2016.  These decreases were slightly offset by an increase in depreciation expense for the Baltic Mantis, which delivered to the Company during the fourth quarter of 2016.

OTHER (EXPENSE) INCOME-

IMPAIRMENT OF INVESTMENT–

During the three months ended September 30, 2016 and 2015, we recorded an impairment of investment of $0 million and $32.5 million, respectively.  We review our investment in Jinhui for indicators of other-than-temporary impairment on a quarterly basis.  Based on our review, we have deemed the investment in Jinhui to be other-than-temporarily impaired as of September 30, 2015. Our investment in Jinhui was not deemed to be other-than-temporarily impaired as of September 30, 2016.  Refer to Note 5 — Investments in our Condensed Consolidated Financial Statements for further details.

OTHER INCOME (EXPENSE)  –

Other income (expense) fluctuated by $0.8 million from ($0.7) million during three months ended September 30, 2015 to $0.1 million during the three months ended September 30, 2016.  This fluctuation is primarily due to the change in gains and losses recorded related to the sale of available-for-sale investments.  Refer to Note 5 — Investments and Note 9 — Accumulated Other Comprehensive Income (Loss) in our Condensed Consolidated Financial Statements for further details.

NET INTEREST EXPENSE –

Net interest expense increased by $2.1 million from $4.9 million during the three months ended September 30, 2015 to $7.0 million during the three months ended September 30, 2016.  Net interest expense during the three months ended September 30, 2016 and 2015 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The increase in net interest expense for the third quarter of 2016 as compared to the third quarter of 2015 was primarily due to an increase in interest expense and amortization of deferred financing fees associated with the $98 Million Credit Facility which was entered into on November 4, 2015.

REORGANIZATION ITEMS, NET –

Reorganization items, net decreased by $0.1 million from $0.2 million during the three months ended September 30, 2015 to $0.1 million during the three months ended September 30, 2016.  These reorganization items include trustee fees and professional fees incurred after the Effective Date in relation to the Chapter 11 Cases.  The decrease is due to the winding down of settlement payments as a result of the Chapter 11 Cases.  Refer to Note 16 — Reorganization items, net in our Condensed Consolidated Financial Statements for further detail.

INCOME TAX EXPENSE-

For the three months ended September 30, 2016, income tax expense was $0.4 million as compared to $0.3 million during the three months ended September 30, 2015.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) LLC (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially managed vessels for Baltic Trading until the Merger on July 17, 2015, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our Condensed Consolidated Financial Statements for further information.

The increase in income tax expense during the three months ended September 30, 2016 as compared to the same period during the prior year is primarily due to an increase in service revenue recorded by Genco (USA) which was earned from MEP.  The increase in service revenue earned from MEP resulted primarily due to the $0.8 million of termination fees received for the sale of MEP’s remaining seven vessels during the third quarter of 2016.  This increase was partially offset by a $0.6 million decrease in management fees resulting from the sale of MEP’s 12 vessels during the nine months ended September 30, 2016 and reduction of the daily service fee received from $750 per vessel to $650 per vessel effective October 1, 2015.  Refer to Note 1 — General Information included in our Condensed Consolidated Financial Statements for further information.  The increase in service revenue earned from GMU was partially offset by a decrease in income earned by Genco (USA) due to the cancellation of the Management Agreement with Baltic Trading effective July 18, 2015 pursuant to the Merger.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the three months ended September 30, 2016 and 2015, net loss attributable to noncontrolling interest was $0 and $7.2 million, respectively.  Net loss (income) was allocated to the noncontrolling interest up until July 17, 2015 when the Merger was effective.  Once the Merger was effective, the noncontrolling interest allocation was no longer applicable.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

VOYAGE REVENUES-

For the nine months ended September 30, 2016, voyage revenues decreased by $27.1 million, or 23.2%, to $89.5 million as compared to $116.5 million for the nine months ended September 30, 2015.  The decrease in voyage revenues was primarily due to lower spot market rates achieved by the majority of our vessels.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 23.8% to $4,341 a day for the nine months ended September 30, 2016 from $5,696 a day for the nine months ended September 30, 2015.  The decrease in TCE rates was primarily due to lower spot rates achieved by our vessels during the nine months ended September 30, 2016 as compared to the same period last year.

For the nine months ended September 30, 2016 and 2015, we had 19,043.7 and 18,618.9 ownership days, respectively. The increase in ownership days is a result of the delivery of the Baltic Scorpion and Baltic Mantis during the second half of 2015 partially offset by the scrapping of the Genco Marine on May 17, 2016.  Fleet utilization increased marginally to 99.0% from 98.7% during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services include oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but do not include chartering services.  The services were provided for a fee of $750 per ship per day until October 1, 2015, when the daily fees were reduced to $650 per ship per day pursuant to an agreement entered into between Genco Management (USA) LLC and MEP.  During the nine months ended September 30, 2016 and 2015, total service revenue was $2.2 million and $2.5 million, respectively.   The decrease was primarily a result of a $1.3 million decrease in management fees due to the combination of the sale of five and seven of the MEP vessels during January 2016 and the third quarter of 2016, respectively, as well as the decrease in daily management fees.  These decreases were partially offset by an increase in the termination fees of $1.1 million during the nine months ended September 30, 2016 related to the sale of the aforementioned 12 MEP vessels.

VOYAGE EXPENSES-

Voyage expenses decreased by $5.5 million from $14.8 million during the nine months ended September 30, 2015 as compared to $9.2 million during the nine months ended September 30, 2016.  The decrease was primarily due to a $1.7 million decrease in the write down of our bunker inventory at the end of each quarter to its market value resulting from the fact that there was more bunker inventory that was above the market value and need to be adjusted at quarter-end during the nine months ended September 30, 2015 as compared to the same period during 2016.  Additionally, there was a decrease in bunker consumption of $1.4 million during the nine months ended September 30, 2016 as compared to the same period during 2015, as well as a $1.1 million decrease in net bunker losses recorded during the nine months ended September 30, 2016 based on the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a result of the increase in bunker prices. Lastly, there was a $1.0 million decrease in the cost of bunkers consumed during short-term time charters during the nine months ended September 30, 2016 as compared to the same period last year.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $4.0 million from $90.1 million during the nine months ended September 30, 2015 to $86.1 million during the nine months ended September 30, 2016.  This decrease was primarily due to lower expenses related to maintenance, as well as crewing and insurance expenses.

Daily vessel operating expenses decreased to $4,523 per vessel per day for the nine months ended September 30, 2016 from $4,841 per day for the nine months ended September 30, 2015.  The decrease in daily vessel operating expenses was predominantly due to lower insurance, crew and maintenance related expenses.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the nine months ended September 30, 2016 were $297 below the weighted-average budgeted rate of $4,820 per vessel per day.

GENERAL, ADMINISTRATIVE AND MANAGEMENT FEES-

For the nine months ended September 30, 2016 and 2015, general, administrative and management fees were $36.9 million and $73.8 million, respectively.  The $36.9 million decrease was primarily due to a decrease in compensation costs and expenses related to the merger with Baltic Trading that were incurred during the nine months ended September 30, 2015, partially offset by costs related to financing or refinancing activities.  Included in general, administrative and management fees for the nine months ended September 30, 2016 and 2015 are non-cash compensation expenses of $14.5 million and $36.7 million, respectively, arising from awards issued under our 2015 Equity Incentive Plan and the MIP.

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

Depreciation and amortization expense decreased by $0.7 million to $58.2 million during the nine months ended September 30, 2016 as compared to $58.9 million during the nine months ended September 30, 2015.  This decrease was primarily due a decrease in depreciation expense for the nine vessels which were deemed impaired at June 30, 2016 and written down to their net realizable value at June 30, 2016.  Additionally, there was a decrease in depreciation for the Genco Marine which was scrapped on May 17, 2016.  These decreases were partially offset by an increase in depreciation expense for the Baltic Scorpion and Baltic Mantis, which delivered to the Company during the third and fourth quarters of 2015, respectively.

OTHER OPERATING INCOME –

For the nine months ended September 30, 2016 and 2015, other operating income was $0.2 million and $0, respectively.  The increase is primarily due to a payment of $0.2 million received from Samsun Logix Corporation as part of the cash settlement of the revised rehabilitation plan approved by the South Korean courts on April 8, 2016.  Refer to Note 17 — Commitments and Contingencies in our Condensed Consolidated Financial Statements for further information regarding the settlement.

IMPAIRMENT OF VESSEL ASSETS -

During the nine months ended September 30, 2016 and 2015, we recorded $69.3 million and $35.4 million, respectively, of impairment of vessel assets.  During the nine months ended September 30, 2016, we recorded $67.6 million of impairment for nine of our vessels, the Genco Acheron, Genco Carrier, Genco Leader, Genco Pioneer, Genco Prosperity, Genco Reliance, Genco Success, Genco Sugar, and Genco Wisdom, for which we have deemed it is more likely than not that will be scrapped.  Additionally, we recorded $1.7 million of impairment of vessel assets to adjust the net realizable value of the Genco Marine which was scrapped on May 17, 2016.  During the nine months ended September 30, 2015, we recorded $35.4 million of impairment for the Baltic Lion and Baltic Tiger, which were sold to us from Baltic Trading on April 8, 2015.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information which describes how it was determined that these vessel assets were impaired.

LOSS ON SALE OF VESSELS –

During the nine months ended September 30, 2016 and 2015, we recorded $0.1 million and $1.2 million Loss on sale of vessels, respectively.  On May 17, 2016, we scrapped the Genco Marine which resulted in a loss of $0.1 million during the nine months ended September 30, 2016.  On April 8, 2015, Baltic Trading sold two of its vessels, the Baltic Lion and Baltic Tiger, to us at a loss of $1.2 million during the nine months ended September 30, 2015.

OTHER (EXPENSE) INCOME-

IMPAIRMENT OF INVESTMENT –

During the nine months ended September 30, 2016 and 2015, we recorded an impairment of investment of $2.7 million and $32.5 million, respectively.  We review our investment in Jinhui for indicators of other-than-temporary impairment on a quarterly basis.  Based on our review, we have deemed the investment in Jinhui to be other-than-temporarily impaired as of June 30, 2016 and September 30, 2015. Our investment in Jinhui was not deemed to be other-

than-temporarily impaired as of September 30, 2016.  Refer to Note 5 — Investments in our Condensed Consolidated Financial Statements for further details.

OTHER EXPENSE  –

Other expense decreased by $0.6 million from $0.7 million during nine months ended September 30, 2015 to $0.1 million during the nine months ended September 30, 2016.  This fluctuation is primarily due to a decrease in the losses recorded related to the sale of available-for-sale investments.  Refer to Note 5 — Investments and Note 9 — Accumulated Other Comprehensive Income (Loss) in our Condensed Consolidated Financial Statements for further details.

NET INTEREST EXPENSE –

Net interest expense increased by $7.3 million from $13.8 million during the nine months ended September 30, 2015 to $21.1 million during the nine months ended September 30, 2016.  Net interest expense during the nine months ended September 30, 2016 and 2015 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The increase in net interest expense for the nine months ended September 30, 2016 as compared to the same period during 2015 was primarily due to an increase in interest expense and amortization of deferred financing fees associated with the 2015 Revolving Credit Facility and the $98 Million Credit Facility which were entered into on April 7, 2015 and November 4, 2015, respectively.

REORGANIZATION ITEMS, NET

Reorganization items, net decreased by $0.8 million from $1.0 million during the nine months ended September 30, 2015 to $0.2 million during the nine months ended September 30, 2016.  These reorganization items include trustee fees and professional fees incurred after the Effective Date in relation to the Chapter 11 Cases.  The decrease is due to the winding down of settlement payments as a result of the Chapter 11 Cases.  Refer to Note 16 — Reorganization items, net in our Condensed Consolidated Financial Statements for further detail.

INCOME TAX EXPENSE-

For the nine months ended September 30, 2016, income tax expense was $0.8 million as compared to $1.6 million during the nine months ended September 30, 2015.  This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) LLC (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially managed vessels for Baltic Trading until the Merger on July 17, 2015, as well as provide technical management of vessels for MEP in exchange for specified fees for these services provided.  These services are provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our Condensed Consolidated Financial Statements for further information.

The decrease in income tax expense during the nine months ended September 30, 2016 as compared to the same period during the prior year is primarily due to a decrease in income earned by Genco (USA) during the nine months ended September 30, 2016 as a result of the cancellation of the Management Agreement with Baltic Trading effective July 18, 2015 pursuant to the Merger.  As a result of the cancellation, Genco (USA) was no longer earning commercial service revenue, management fees and sales and purchase fee from Baltic Trading effective July 18, 2015.  Refer to Note 1 — General Information included in our Condensed Consolidated Financial Statements for further information.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

For the nine months ended September 30, 2016 and 2015, net loss attributable to noncontrolling interest was $0 and $59.5 million, respectively.  Net loss (income) was allocated to the noncontrolling interest up until July 17, 2015 when the Merger was effective.  Once the Merger was effective, the noncontrolling interest allocation was no longer applicable.

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

We entered into the Commitment Letter, the subsequent Amended Commitment Letter and the Second Amended Commitment Letter on June 8, 2016, June 30, 2016 and October 6, 2016.  This Commitment Letter for a senior secured loan facility (the “New Facility”) for an aggregate principal amount of up to $400 million is intended to refinance our $100 Million Term Loan Facility, $253 Million Term Loan Facility, $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and 2015 Revolving Credit Facility, as defined in Note 8 — Debt in our Condensed Consolidated Financial Statements.  The New Facility is subject to definitive documentation, and our ability to borrow under the New Facility is subject to a number of conditions, including completion of an equity financing satisfactory to the lenders with gross proceeds to us including the equity commitments as described in Note 8 — Debt in our Condensed Consolidated Financial Statements of at least $125 million, amendment of our other credit facilities on terms satisfactory to the lenders and other customary conditions.  On June 30, 2016 we entered into an amendment and restatement of the Commitment Letter (the “Amended Commitment Letter”) which established or extended waivers of certain credit facility covenants described below through 11:59 p.m. on September 30, 2016 on certain conditions, including a condition that we enter into a definitive purchase agreement or file a registration statement for an equity financing by 11:59 p.m. on August 15, 2016.  Lastly, on October 6, 2016, we entered into a second amendment and restatement of the Commitment Letter (the “Second Amended Commitment Letter”) which further extended the waivers of certain credit facility covenants described below through November 15, 2016.

As a condition to the effectiveness of the Second Amended Commitment Letter, we entered into stock purchase agreements effective as of October 4, 2016 (the “Initial Purchase Agreements”) with funds or related entities managed by Centerbridge, SVP and Apollo (the “Investors”) for an aggregate of up to $125 million in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Investors made a firm commitment to purchase shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) for an aggregate of $86.4 million and a backstop commitment to purchase additional shares of common stock for up to $38.6 million, in each case at a purchase price of $4.85 per share. The Series A Preferred Stock will be automatically and mandatorily convertible into our common stock, par value $0.01 per share, upon approval by our shareholders of such conversion.  An additional 1,288,660 shares of Series A Preferred Stock are to be issued to the Investors as a commitment fee on a pro rata basis.   Subsequently, on October 27, 2016, we entered into a stock purchase agreement (the “Additional Purchase Agreement”) with certain of the Investors; John C. Wobensmith, our President; and other investors for the sale of shares of Series A Preferred Stock for an aggregate purchase price of $38.6 million at a purchase price of $4.85 per share.  The purchase price and the other terms and conditions of these transactions were established in arm’s length negotiations between an independent special committee of our board of directors (the “Special Committee”) and the investors.  The Special Committee unanimously approved the transactions. Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for further details.

Given the negative impact of the current drybulk rate environment, we also face covenant compliance issues.  Our credit facilities contain minimum cash covenants measured on a company-wide basis and on the basis of the number of vessels pledged by obligors under each credit facility.  Pursuant to the Second Amended Commitment Letter and the Amended $98 Million Credit Facility Commitment Letter (as discussed in Note 8 — Debt in our Condensed Consolidated Financial Statements), our company-wide minimum cash covenant has been waived through November 15, 2016 so long as we maintain a minimum cash balance of $25.0 million. Additionally, the collateral maintenance waivers and maximum leverage ratio waivers under the 2014 Term Loan Facility were extended through November 15, 2016 pursuant to a waiver entered into on October 14, 2016.Moreover, under the Second Amended Commitment Letter, from September 30 through November 15, 2016, the amount of cash we would need to maintain under our minimum cash covenants applicable only to obligors in each facility to be refinanced under the Amended Commitment Letter would be reduced by up to $0.25 million per vessel, subject to an overall maximum cash withdrawal of $10.0 million to pay expenses and additional conditions. However, in light of our requirements to fund ongoing operations, make payments under our credit facilities, and the possibility of utilizing cash to resolve collateral maintenance shortfalls after the waiver period ends on November 15, 2016, we believe that without taking measures described below that may not be available to us, including entering into the New Facility, it is probable that we will not remain in compliance with our minimum cash covenants under our credit facilities after September 30, 2016.

As a result of the current weakness in vessel values, we did not meet the maximum leverage or leverage ratio covenants in our credit facilities as of September 30, 2016.  These covenants require us to maintain a ratio not to exceed 70% of financial indebtedness divided by value adjusted total assets, each as defined therein.  Pursuant to the Second Amended Commitment Letter, the Amended $98 Million Credit Facility Commitment Letter and waivers received for the 2014 Term Loan Facilities (as discussed in Note 8 — Debt in our Condensed Consolidated Financial Statements), the maximum leverage ratio covenants have been waived through November 15, 2016 for all of our credit facilities.  The waiver under the 2014 Term Loan Facilities will be void if Sinosure gives written notice to the agent bank that it does not approve the waivers. However, given the current weakness in vessel values, it is probable that we will not remain in compliance with our maximum leverage ratio covenants under our credit facilities after November 15, 2016.

Lastly, pursuant to the Second Amended Commitment Letter and the waiver entered into on October 14, 2016 for the 2014 Term Loan Facilities, the collateral maintenance covenants have been waived through November 15, 2016.  Additionally, pursuant to the Amended $98 Million Credit Facility Commitment Letter entered into on September 30, 2016, extended the reduction of the collateral maintenance covenant from 140% to 120% through November 15, 2016.  Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for a description of these waivers.    Under the collateral maintenance covenants, as amended, of our $98 Million Credit Facility, 2015 Revolving Credit Facility, $253 Million Term Loan Facility, $100 Million Term Loan Facility, $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and the 2014 Term Loan Facilities, the aggregate valuations of our vessels pledged under each facility must at least be a certain percentage of loans outstanding, which percentages currently are 120%, 140%, 135%, 130%, 140%, 110%, 125% and 135%, respectively, as of September 30, 2016. Absent the aforementioned waivers, if this test is not met, we may be required to take certain actions to remedy the shortfall.  See “Critical Accounting Policies — Vessels and Depreciation” below for further details of our vessel valuations.  Given the current weakness in vessel values, we believe it is probable that we will not meet the minimum threshold under the collateral maintenance covenant in certain of our credit facilities after November 15, 2016 when the aforementioned waivers expire if we have not entered into the New Facility.

In light of the foregoing, we will likely require capital to fund ongoing operations and debt service and to maintain compliance with our credit facility covenants.  The transactions contemplated by the Second Amended Commitment Letter and the Amended $98 Million Credit Facility Commitment Letter are intended to address our liquidity and covenant compliance issues.  Such transactions are subject to a number of conditions, including completion of an equity financing satisfactory to the lenders with gross proceeds to us of at least $125 million, which are intended to be fulfilled by the Initial Purchase Agreements and the Additional Purchase Agreement.  If we are unable to fulfill these conditions, we will need to consider alternatives to address our liquidity and covenant compliance issues.  For example, we may seek to refinance our indebtedness, obtain further waivers or modifications to our credit agreements from our lenders (which may be unavailable or subject to conditions) or raise additional capital through selling assets (including vessels), reducing or delaying capital expenditures, or pursuing other options that may be available to us which may include pursuing strategic opportunities and equity or debt offerings or potentially seeking protection in a Chapter 11 proceeding.  To the extent such actions include dispositions of vessels, our ability to do so on acceptable terms may be limited by depressed vessel values, a second-hand market for the sale of vessels that has become less active, and ongoing limited availability of financing for buyers of vessels.  In addition, to remedy or mitigate our non-compliance under our collateral maintenance covenants, we may prepay a portion of our indebtedness or pledge one or more of our remaining unencumbered vessels.  We cannot be certain that we will accomplish any of the actions described above.

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

Our Board of Directors and Baltic Trading’s Board of Directors established independent special committees to review the transaction and negotiate the terms on behalf of their respective companies.  Both independent special committees unanimously approved the transaction.  The Boards of Directors of both companies approved the merger by unanimous vote of directors present and voting, with Peter C. Georgiopoulos, former Chairman of the Board of each company, recused for the vote. The Merger was approved on July 17, 2015 at the Annual Meeting.

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

Cash Flow

Net cash used in operating activities for the nine months ended September 30, 2016 and 2015 was $45.9 million and $39.4 million, respectively.  Included in the net loss attributable to Genco during the nine months ended September 30, 2016 and 2015 are $72.0 million and $67.9 million of non-cash impairment charges, respectively. Also included in the net loss during the nine months ended September 30, 2016 and 2015 was $14.5 million and $36.7 million, respectively, of non-cash amortization of non-vested stock compensation due to the vesting of restricted shares and warrants primarily issued under the MIP. Additionally, the fluctuation in accounts payable and accrued expenses decreased by $13.7 million due to the timing of payments.  The above changes in operating activities were partially offset by a $4.3 million increase in the fluctuation in prepaid expenses and other current assets.  Additionally, there was an $8.3 million decrease in deferred drydocking costs incurred because there were fewer vessels that completed drydocking during the nine months ended September 30, 2016 as compared to the same period during 2015.

Net cash provided by investing activities was $5.1 million during the nine months ended September 30, 2016 as compared to net cash used in investing activities of $26.4 million during the nine months ended September 30, 2015. The fluctuation is primarily due to a $45.7 million decrease in the purchase of vessels, including deposits.  The decrease is primarily due to the completion of the purchase of the Baltic Wasp on January 2, 2015 and the Baltic Scorpion on August 6, 2015.  Additionally, there was an increase of $3.2 million of proceeds from the sale of available-for-sale (“AFS”) securities, as well as $1.9 million of proceeds from the sale of the Genco Marine which was scrapped during the nine months ended September 30, 2016.  These fluctuations were partially offset by a $19.6 million decrease in deposits of restricted cash, representing the amount of restricted cash that was held in an escrow account as of December 31, 2014 for the purchase of the Baltic Wasp, which was released to the shipyard upon the vessel delivery on January 2, 2015.

Net cash used in financing activities was $40.3 million during the nine months ended September 30, 2016 as compared to net cash provided by financing activities of $26.9 million during the nine months ended September 30, 2015. Net cash used in financing activities for the nine months ended September 30, 2016 consisted primarily of the following: $15.2 million repayment of debt under the $253 Million Term Loan Facility, $9.0 million repayment of debt under the $148 Million Credit Facility, $5.8 million repayment of debt under the $100 Million Term Loan Facility, $4.9 million repayment of debt under the 2015 Revolving Credit Facility, $2.1 million repayment of debt under $44 Million Term Loan Facility, $2.1 million repayment of debt under the 2014 Term Loan Facilities, $1.1 million repayment of debt under the $22 Million Term Loan Facility, and $0.1 million cash settlement paid to non-accredited 5.00% Convertible Senior Note holders. Net cash provided by financing activities for the nine months ended September 30, 2015 consisted primarily of $131.5 million of proceeds from the $148 Million Credit Facility and $35.0 million of proceeds from 2015 Revolving Credit Facility partially offset by the following: $102.3 million repayment of debt under the 2010 Credit Facility, $16.9 million repayment of debt under the $253 Million Term Loan Facility, $5.8 million repayment of debt under the $100 Million Term Loan Facility, $4.9 million repayment of debt under the $148 Million Term Loan Facility, $2.1 million repayment of debt under the $44 Million Term Loan Facility, $1.1 million repayment of debt under the $22 Million Term Loan Facility, $1.4 million repayment of debt under the 2014 Term Loan Facilities, $0.7 million cash settlement paid to non-accredited 5.00% Convertible Senior Note holders, and $4.5 million payment of deferred financing costs.

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

At September 30, 2016, we believed we were in compliance with all of the financial covenants under the $100 Million Term Loan Facility; $253 Million Term Loan Facility; the 2015 Revolving Credit Facility; the $98 Million Credit Facility; the $44 Million Term Loan Facility; $22 Million Term Loan Facility; the $148 Million Credit Facility; and the 2014 Term Loan Facilities, other than covenants that had been waived by our lenders as of such date pursuant to the Second Amended Commitment Letter, the Amended $98 Million Credit Facility Commitment Letter and the October 14, 2016 waiver agreements entered into for the 2014 Term Loan Facilities.  These commitment letters and waiver agreements are effective through November 15, 2016.  Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for a description of each credit facility and the terms and conditions of the waivers and commitment letters.  Each of our credit facilities contain cross default provisions that could be triggered by our failure to satisfy or waive our collateral maintenance covenants once the waivers expire.  Given the existence of the cross default provisions, and the absence of any current solution which would cure the noncompliance for at least the next 12 months, absent entering into the New Facility as described in Note 8 — Debt in our Condensed Consolidated Financial Statements, we have determined that we should classify our outstanding indebtedness, net of unamortized deferred financing costs, of $540.5 million as a current liability as of September 30, 2016 in the Condensed Consolidated Balance Sheets.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At September 30, 2016 and December 31, 2015, we did not have any interest rate swap agreements.  As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  In determining the fair value of interest rate derivatives, we would consider the creditworthiness of both the counterparty and ourselves immaterial. Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations.  Amounts would not and should not be identical due to the different modeling assumptions.  Any material differences would be investigated.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charterers and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of September 30, 2016 and December 31, 2015.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of September 30, 2016.  The table incorporates the employment agreement entered into in September 2007 with our President, John Wobensmith.  The interest and borrowing fees and scheduled credit agreement payments below reflect the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, the $44 Million Term Loan Facility, the 2015 Revolving Credit Facility, the $98 Million Credit Facility, the $22 Million Term Loan Facility, the 2014 Term Loan Facilities and the $148 Million Credit Facility, as well as other fees associated with the facilities.  Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for further information regarding the terms of the aforementioned credit facilities.

The following table also incorporates the future lease payments associated with the lease for our current space.  Refer to Note 17 — Commitments and Contingencies in our Condensed Consolidated Financial Statements for further information regarding the terms of our current lease agreement.

		Less Than	One to	Three to
		One	Three	Five	More than
	Total	Year (1)	Years	Years	Five Years
	(U.S. dollars in thousands)
Credit Agreements(2)(3)	$548,276	$21,532	$118,527	$390,961	$17,256
Interest and borrowing fees(2)(3)	76,442	6,548	46,252	22,077	1,565
Executive employment agreement	601	156	445	—	—
Office leases	17,851	269	1,992	4,460	11,130
Totals	$643,170	$28,505	$167,216	$417,498	$29,951

(1)	Represents the three-month period ending December 31, 2016.

(2)

On October 26, 2016, we paid down $2.5 million on the $148 Million Credit Facility with net proceeds from the sale of the Genco Pioneer, a vessel collateralized under this facility.  Additionally, on or around November 4, 2016, we expect to pay down $3.4 million on the $148 Million Credit Facility with net proceeds from the sale of the Genco Leader, a vessel collateralized under this facility.  Refer to Note 20 – Subsequent Events in our condensed consolidated financial statements.  We have adjusted the credit agreement payments and interest and borrowing fees accordingly.

(3)

On October 21, 2016, we paid down $2.3 million on the $100 Million Term Loan Facility with net proceeds from the sale of the Genco Sugar, a vessel collateralized under this facility.   Refer to Note 20 – Subsequent Events in our condensed consolidated financial statements.  We have adjusted the credit agreement payments and interest and borrowing fees accordingly.

Interest expense has been estimated using 0.89% plus the applicable margin of 3.50% for the $100 Million Term Loan Facility and the $253 Million Term Loan Facility, 4.25% for the 2015 Revolving Credit Facility and 6.125% for the $98 Million Credit Facility.  For the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, interest expense has been estimated using 0.89% plus the applicable margin of 3.35%.  Lastly, interest expense has been estimated using 0.89% plus the applicable margin for the $148 Million Credit Facility and for the 2014 Term Loan Facilities of 3.00% and 2.50%, respectively.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Excluding the Genco Leader which was sold on November 4, 2016, our fleet currently consists of 66 drybulk vessels, including 13 Capesize drybulk carriers, seven Panamax drybulk carriers, four Ultramax drybulk carriers, 21 Supramax drybulk carriers, five Handymax drybulk carriers and 16 Handysize drybulk carriers.

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

Under U.S. Federal law and 33 CFR, Part 151, Subpart D, U.S. approved ballast water treatment systems will be required to be installed in all vessels at the first out of water drydocking after January 1, 2016 if these vessels are to discharge ballast water inside 12 nautical miles of the coast of the United States. Currently, we do not believe there are any ballast water treatment systems that are approved by U.S. authorities. Therefore, the United States Coast Guard

(“USCG”) has granted us extensions for our vessels with 2016 drydocking deadlines until January 1, 2018; however, an alternative management system (“AMS”) may be installed in lieu. For example, in February 2015, the USCG added Bawat to the list of ballast water treatment systems that received AMS acceptance. An AMS is valid for five years from the date of required compliance with ballast water discharge standards, by which time it must be replaced by an approved system unless the AMS itself achieves approval. Closer to January 1, 2018, we intend to apply for a supplement to this application in order get a further extension to the vessels’ next scheduled drydockings in 2021.  The cost of these systems will vary based on the size of the vessel, and the Company estimates the cost of the systems to be $1.0 million for Capesize, $0.8 million for Panamax, $0.8 million for Supramax, $0.7 million for Handymax and $0.7 million for Handysize vessels. Any newbuilding vessels that we acquire will have an AMS installed when the vessel is being built. Additionally, for our vessels scheduled to drydock in 2017 and 2018, the USCG has granted an extension that enables us to defer installation to the next scheduled drydocking.  In addition, on September 8, 2016, the International Maritime Organization (“IMO”) ratified the Ballast Water Management Convention which will be in effect on September 8, 2017.  This will require vessels to have ballast water treatment systems installed to coincide with the vessels’ next International Oil Pollution Prevention renewal survey after September 8, 2017.  The costs of ballast water treatment systems will be capitalized and depreciated over the remainder of the life of the vessel, assuming the system the Company installs becomes approved by both the IMO and the USCG. These amounts would be in addition to the amounts budgeted for drydocking below.

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet. We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, and scheduled off-hire days for our fleet through 2017 to be:

Year	Estimated Drydocking Cost		Estimated Off-hire Days
	(U.S. dollars in millions)

2016 (October 1 - December 31, 2016)	$3.2	(1)	100	(2)
2017	$15.6	(1)	385	(2)

(1)

Estimated drydocking costs during the remainder of 2016 and 2017 include $1.5 million and $4.8 million of costs, respectively, for vessels that could potentially be sold or scrapped as per the terms of the Second Amended Commitment Letter.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements.

(2)

Estimated offhire days during the remainder of 2016 and 2017 include 60 and 125 days, respectively, for vessels that could potentially be sold or scrapped as per the terms of the Second Amended Commitment Letter.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements.

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

During the nine months ended September 30, 2016 and 2015, we incurred a total of $2.0 million and $10.3 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

Three of our vessels completed drydockings during the nine months ended September 30, 2016. Additionally, there was one drydocking that began in September 2016 and crossed over into the fourth quarter.  We estimate that three of our vessels will be drydocked during the remainder of 2016 and 18 of our vessels will be drydocked during 2017, which includes the vessels that could potentially be sold or scrapped as per the terms of the Second Amended Commitment Letter.

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

During October 2016, we sold two of our vessels, the Genco Sugar and Genco Pioneer.  Additionally, on November 4, 2016, we sold the Genco Leader.  Refer to Note 20 — Subsequent Events in our Condensed Consolidated Financial Statements.

During the nine months ended September 30, 2016 and 2015, we recorded $69.3 million and $35.4 million, impairment of vessel assets, respectively.  The $69.3 million impairment expense recorded during the nine months ended September 30, 2016 included $67.6 million impairment loss for nine of our vessels (the Genco Acheron, Genco Carrier, Genco Leader, Genco Pioneer, Genco Prosperity, Genco Reliance, Genco Success, Genco Sugar and Genco Wisdom) for which we had determined it is more likely than not will be scrapped pursuant to the terms of the Commitment Letter that we originally entered into on June 8, 2016.  Additionally, a $1.7 million impairment loss was recorded during the first quarter of 2016 for the Genco Marine when we had determined that it was more likely than not that the vessel would be scrapped.  On April 5, 2016, the Board of Directors unanimously approved scrapping the Genco Marine and it was sold to a demolition yard and scrapped on May 17, 2016.  Similarly, the $35.4 million impairment expense recorded during the nine months ended September 30, 2015 was for the Baltic Lion and Baltic Tiger for which we had determined it was more likely than not that the vessels would be sold based on Baltic Trading’s expressed consideration to divest of those vessels to increase its liquidity position and strengthen our balance sheet.  On April 7, 2015, we entered into an agreement with Baltic Trading to purchase the Baltic Lion and Baltic Tiger for an aggregate purchase price of $68.5 million, not including commission, which closed on April 8, 2015.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information which describes how we determined that these vessel assets were impaired.  During the three months ended September 30, 2016 and 2015, there was no impairment of vessel assets.

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  Compliance with the collateral maintenance covenants have been waived under our $100 Million Term Loan Facility; $253 Million Term Loan Facility; 2015 Revolving Credit Facility; $44 Million Term Loan Facility; $148 Million Credit Facility; 2014 Term Loan Facilities; and the $22 Million Term Loan Facility through November 15, 2016 pursuant to the Second Amended Commitment Letter and the waiver entered into on October 14, 2016 for the 2014 Term Loan Facilities.  Additionally, pursuant to the Amended $98 Million Credit Facility Commitment Letter entered into on September 29, 2016, the collateral maintenance covenant has been reduced from 140% to 120% through November 15, 2016.  Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for further details. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the credit facilities.  For unencumbered vessels, we utilized the June 30, 2016 vessel valuations as of September 30, 2016 and the December 31, 2015 vessel valuations as of December 31, 2015. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at September 30, 2016 and December 31, 2015.  Vessels have been grouped according to their collateralized status as of September 30, 2016.  The carrying value of the Genco Acheron, Genco Carrier, Genco Leader, Genco Pioneer, Genco Prosperity, Genco Reliance, Genco Success, Genco Sugar, and Genco Wisdom at September 30, 2016 reflects the impairment loss recorded for these vessels.

At September 30, 2016, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date were lower than their carrying values at September 30, 2016, with the exception of the nine aforementioned vessels, which were written down to their estimated net realizable value as of June 30, 2016 as it was determined that the vessels assets were impaired.  At December 31, 2015, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date were lower than their carrying values at December 31, 2015, with the exception of the Genco Marine, which was unencumbered at December 31, 2015 and was written down to its fair market value as it was determined that the vessel asset was impaired as of December 31, 2015.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

The amount by which the carrying value at September 30, 2016 of all of the vessels in our fleet, with the exception of the nine aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $5.0 million to $23.5 million per vessel, and $733.2 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2015 of all of the vessels in our fleet, with the exception of the Genco Marine, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $3.3 million to $21.8 million per vessel, and $699.9 million on an aggregate fleet basis.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $12.2 million at September 30, 2016 and $10.1 million as of December 31, 2015.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	September 30,	December 31,
Vessels	Year Built	Acquired	2016	2015
Unencumbered
Genco Carrier	1998	2004	$1,614	$10,128
Genco Success	1997	2005	1,612	9,291
Genco Marine	1996	2005	—	3,750
Genco Muse	2001	2005	12,778	13,569
Genco Acheron	1999	2006	2,330	11,050
Genco Surprise	1998	2006	9,507	10,202
TOTAL			$27,841	$57,990

$98 Million Credit Facility
Genco Constantine	2008	2008	40,538	42,076
Genco Augustus	2007	2007	38,260	39,709
Genco London	2007	2007	37,034	38,409
Genco Titus	2007	2007	37,381	38,762
Genco Tiberius	2007	2007	38,179	39,716
Genco Hadrian	2008	2008	40,272	41,693
Genco Knight	1999	2005	10,383	11,095
Genco Beauty	1999	2005	10,464	11,149
Genco Vigour	1999	2004	10,483	11,161
Genco Predator	2005	2007	18,316	19,187
Genco Cavalier	2007	2008	17,130	17,800
Genco Champion	2006	2008	14,262	14,908
Genco Charger	2005	2007	13,326	13,950
TOTAL			$326,028	$339,615

2015 Revolving Credit Facility
Genco Commodus	2009	2009	42,639	44,107
Genco Maximus	2009	2009	42,670	44,126
Genco Claudius	2010	2009	44,742	46,260
Genco Hunter	2007	2007	20,747	21,589
Genco Warrior	2005	2007	18,305	19,182
TOTAL			$169,103	$175,264

$100 Million Term Loan Facility
Genco Bay	2010	2010	19,285	19,952
Genco Ocean	2010	2010	19,321	19,977
Genco Avra	2011	2011	20,389	21,059
Genco Mare	2011	2011	20,410	21,063
Genco Spirit	2011	2011	20,435	21,081
Genco Sugar	1998	2004	1,373	7,729
Genco Prosperity	1997	2005	1,614	9,259
TOTAL			$102,827	$120,120

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	September 30,	December 31,
Vessels	Year Built	Acquired	2016	2015
$253 Million Term Loan Facility
Genco Aquitaine	2009	2010	19,391	20,065
Genco Ardennes	2009	2010	19,403	20,073
Genco Auvergne	2009	2010	19,593	20,264
Genco Bourgogne	2010	2010	20,515	21,215
Genco Brittany	2010	2010	20,526	21,223
Genco Languedoc	2010	2010	20,536	21,232
Genco Loire	2009	2010	18,761	19,430
Genco Lorraine	2009	2010	18,745	19,420
Genco Normandy	2007	2010	17,166	17,825
Genco Picardy	2005	2010	18,326	19,189
Genco Provence	2004	2010	17,255	18,094
Genco Pyrenees	2010	2010	20,517	21,227
Genco Rhone	2011	2011	21,630	22,331
Genco Thunder	2007	2008	18,223	18,907
Genco Raptor	2007	2008	18,182	18,880
Genco Challenger	2003	2007	11,402	12,023
Genco Reliance	1999	2004	1,373	8,609
Genco Explorer	1999	2004	7,978	8,574
TOTAL			$309,522	$328,581

$44 Million Term Loan Facility
Baltic Lion	2009	2013	33,637	34,580
Genco Tiger	2010	2013	31,291	32,157
			$64,928	$66,737

$148 Million Credit Facility
Baltic Leopard	2009	2009	18,783	19,444
Baltic Panther	2009	2010	18,789	19,449
Baltic Cougar	2009	2010	18,799	19,455
Baltic Jaguar	2009	2010	18,806	19,459
Baltic Bear	2010	2010	44,087	45,551
Baltic Wolf	2010	2010	44,176	45,612
Baltic Wind	2009	2010	18,311	18,963
Baltic Cove	2010	2010	19,282	19,946
Baltic Breeze	2010	2010	19,330	19,980
Baltic Scorpion	2015	2015	29,038	29,815
Baltic Mantis	2015	2015	29,304	30,062
Genco Pioneer	1999	2005	1,373	8,527
Genco Progress	1999	2005	7,963	8,564
Genco Wisdom	1997	2005	1,614	9,334
Genco Leader	1999	2005	2,366	11,084
TOTAL			$292,021	$325,245

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	September 30,	December 31,
Vessels	Year Built	Acquired	2016	2015
$ 22 Million Term Loan Facility
Baltic Fox	2010	2013	18,886	19,558
Baltic Hare	2009	2013	17,810	18,462
TOTAL			$36,696	$38,020

2014 Term Loan Facilities
Baltic Hornet	2014	2014	27,438	28,198
Baltic Wasp	2015	2015	27,691	28,451
TOTAL			$55,129	$56,649

Consolidated Total			$1,384,095	$1,508,221

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, we would record a loss in the amount of the difference.  See above for information regarding the sale of the Baltic Lion, Baltic Tiger and the Genco Marine and Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for information regarding the classification of the vessel assets for the Genco Sugar and Genco Pioneer as held for sale as of September 30, 2016.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  At September 30, 2016 and December 31, 2015, we did not have any interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  During the three and nine months ended September 30, 2016 and 2015, we were subject to the following interest rates on the outstanding debt under our credit facilities:

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

A 1% increase in LIBOR would result in an increase of $4.3 million in interest expense for the nine months ended September 30, 2016.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  As of September 30, 2016 and December 31, 2015, we did not have any derivative financial instruments.

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

Investments

We hold investments in equity securities of Jinhui, which are classified as available for sale (“AFS”) under Accounting Standards Codification 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”).  Pursuant to guidance in ASC 320-10, changes between our cost basis in these securities and their market value are recognized as an adjustment to their carrying values with an offsetting adjustment to AOCI at each reporting date.  We review the carrying value of such investments on a quarterly basis to determine if there are any indicators of other-than-temporary impairment in accordance with ASC 320-10.  Based on our review as of September 30, 2016, we did not deem our investment in Jinhui to be other-than-temporarily impaired.  However, based on our review as of June 30, 2016 and December 31, 2015, we deemed our investment in Jinhui to be other-than-temporarily impaired due to the duration and severity of the decline in its market value versus its cost basis and the absence of the intent and ability to recover the initial carrying value of the investment.  During the three and nine months ended September 30, 2016, a total loss of $0 and $2.7 million, respectively, has been recorded as impairment of investment in our Condensed Consolidated Statement of Operations.  Additionally, during the three and nine months ended September 30, 2015, a total loss of $32.5 million has been recorded as impairment of investment in our Condensed Consolidated Statement of Operations.  We will continue to evaluate the carrying value of such investments on a quarterly basis.  Refer to Note 5 — Investments in the Condensed Consolidated Financial Statements.

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

PART II:        OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2015, six class action complaints were filed in the Supreme Court of the State of New York, County of New York.  On May 26, 2015, the six actions were consolidated under the caption In Re Baltic Trading Ltd. Stockholder Litigation, Index No. 651241/2015, and a consolidated class action complaint was filed on June 10, 2015 (the “Consolidated Complaint”).  The Consolidated Complaint is purported to be brought by and on behalf of Baltic Trading’s shareholders and alleges that the then-proposed July 2015 merger did not fairly compensate Baltic Trading’s shareholders and undervalued Baltic Trading.  The Consolidated Complaint names as defendants the Company, Baltic Trading, the individual members of Baltic Trading’s board, and the Company’s merger subsidiary. The claims generally allege (i) breaches of fiduciary duties of good faith, due care, disclosure to shareholders, and loyalty, including for failing to maximize shareholder value, and (ii) aiding and abetting those breaches. Among other relief, the complaints seek an injunction against the merger, declaratory judgments that the individual defendants breached fiduciary duties, rescission of the merger agreement, and unspecified damages.

On July 9, 2015, plaintiffs in that action moved to enjoin the merger vote, scheduled to take place on July 17, 2015.  The motion was thereafter fully briefed and argued on July 15, 2015.  The motion to enjoin the vote was denied on July 15, 2015 (the “Preliminary Injunction Denial”).  Plaintiffs sought an emergency injunction and temporary restraining order from the New York State Appellate Division, First Department the following day, on July 16, 2015.  The Appellate Division denied the request, and the vote, and subsequent merger, proceeded as scheduled on July 17, 2015.  Plaintiffs thereafter withdrew that appeal.

On June 30, 2015, Defendants had moved to dismiss the Consolidated Complaint in its entirety.  Plaintiffs subsequently served an Amended Consolidated Complaint, and Defendants directed their motion to dismiss to that amended complaint.  The motion to dismiss was granted and the Amended Consolidated Complaint was dismissed with prejudice on August 29, 2016 (the “Dismissal Decision”).

On September 29, 2016, plaintiffs filed a Notice of Appeal with the Supreme Court of the State of New York, County of New York, which recites their appeal of the Dismissal Decision, “including ... and as referenced in” the Dismissal Order, the Preliminary Injunction Denial.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2015 10-K, which could materially affect our business, financial condition or future results. Below is updated information for the risk factor entitled, “We are subject to regulation and liability under environmental and operational safety laws that could require significant expenditures and affect our cash flows and net income and could subject us to increased liability under applicable law or regulation.”:

On October 27, 2016, the International Maritime Organization's (IMO) Marine Environment Protection Committee (MEPC) announced the results from a vote to ratify and formalize regulations mandating a reduction in sulfur emissions from 3.5% currently to 0.5% as of the beginning of 2020 rather than pushing the deadline back to 2025. By 2020 ships will now have to either remove sulfur from emissions through the use of emission scrubbers or buy fuel with low sulfur content. Scrubbers can cost $3-$10 million to install on existing ships.  If a vessel is not retrofitted with a scrubber, it will need to use low sulfur fuel, which is more expensive that standard marine fuel.  This increased demand for low sulfur fuel may result in an increase in prices for such fuel.

In addition, below is updated information for the risk factor entitled, “We may have to pay U.S. tax on U.S. source income, which would reduce our net income and cash flows.”

The change in the Company’s share ownership resulting from the transactions contemplated by the Initial Purchase Agreements and the Additional Purchase Agreements may cause the Company to be no longer being eligible for an exemption under Section 883 of the U.S. Internal Revenue Code of 1986 from paying income tax on shipping income that is derived from U.S. sources.

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

GENCO SHIPPING & TRADING LIMITED

DATE: November 4, 2016	By:	/s/ John C. Wobensmith
John C. Wobensmith
President
(Principal Executive Officer)

DATE: November 4, 2016	By:	/s/ Apostolos Zafolias
Apostolos Zafolias
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(2)

3.3	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(3)

3.4	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(1)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(4)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(4)

10.1

Waiver Letter Agreement, dated as of August 9, 2016, relating to the secured loan agreement dated October 8, 2014 (as amended and supplemented) among Baltic Hornet Limited as borrower, the financial institutions listed in Schedule 1 thereto as lenders, ABN AMRO Capital USA LLC, as MLA, ABN AMRO Capital USA LLC, as agent, ABN AMRO Capital USA LLC, as security agent, ABN AMRO Bank N.V. Singapore Branch, as Sinosure Agent and ABN AMRO Bank N.V. (the “Baltic Hornet 2014 Term Loan Facility”).*

10.2

Waiver Letter Agreement, dated as of August 9, 2016, relating to the secured loan agreement dated October 8, 2014 (as amended and supplemented) among Baltic Wasp Limited as borrower, the financial institutions listed in Schedule 1 thereto as lenders, ABN AMRO Capital USA LLC, as MLA, ABN AMRO Capital USA LLC, as agent, ABN AMRO Capital USA LLC, as security agent, ABN AMRO Bank N.V. Singapore Branch, as Sinosure Agent and ABN AMRO Bank N.V. (the “Baltic Wasp 2014 Term Loan Facility”).*

10.3

Waiver Letter Agreement, dated as of August 12, 2016, relating to the Amended and Restated Commitment Letter, dated as of June 30, 2016, for up to $400,000,000 Credit Facility with Nordea Bank Finland plc, New York Branch, Skandinaviska Enskilda Banken AB (publ), DVB Bank SE, ABN AMRO Capital USA LLC, Crédit Agricole Corporate and Investment Bank, Deutsche Bank AG Filiale Deutschlandgeschäft, Crédit Industriel et Commercial, and BNP Paribas (the “Amended and Restated Commitment Letter).*

10.4	Waiver Letter Agreement, dated as of August 19, 2016 relating to the Baltic Hornet 2014 Term Loan Facility in respect of the maximum leverage ratio covenant.*

10.5	Waiver Letter Agreement, dated as of August 19, 2016 relating to the Baltic Hornet 2014 Term Loan Facility in respect of the collateral maintenance covenant. *

10.6	Waiver Letter Agreement, dated as of August 19, 2016 relating to the Baltic Wasp 2014 Term Loan Facility in respect of the maximum leverage ratio covenant.*

10.7	Waiver Letter Agreement, dated as of August 19, 2016 relating to the Baltic Wasp 2014 Term Loan Facility in respect of the collateral maintenance covenant.*

10.8	Waiver Letter Agreement, dated as of August 30, 2016, relating to the Amended and Restated Commitment Letter.*

10.9	Waiver Letter Agreement, dated as of September 2, 2016, relating to the Baltic Hornet 2014 Term Loan Facility.*

10.10	Waiver Letter Agreement, dated as of September 2, 2016, relating to the Baltic Wasp 2014 Term Loan Facility.*

10.11	Waiver Letter Agreement, dated as of September 9, 2016, relating to the Baltic Hornet 2014 Term Loan Facility.*

10.12	Waiver Letter Agreement, dated as of September 9, 2016, relating to the Baltic Wasp 2014 Term Loan Facility.*

10.13	Waiver Letter Agreement, dated as of September 14, 2016, relating to the Amended and Restated Commitment Letter.*

10.14	Waiver Letter Agreement, dated as of September 16, 2016, relating to the Baltic Hornet 2014 Term Loan Facility.*

10.15	Waiver Letter Agreement, dated as of September 16, 2016, relating to the Baltic Wasp 2014 Term Loan Facility.*

10.16	Commitment Extension Letter Agreement, dated as of September 30, 2016, relating to the Amended and Restated Commitment Letter.*

10.17

Commitment Extension Letter Agreement, dated as of September 30, 2016, relating to the Commitment Letter, dated as of June 30, 2016, for amendment to Facility Agreement, dated November 4, 2015, by and among the indirect subsidiaries of Genco Shipping & Trading Limited listed therein as borrowers, Genco Holdings Limited, the financial institutions listed therein as lenders, and Hayfin Services LLP, as agent and security agent.*

10.18	Purchase Agreement, dated as of October 4, 2016, by and among Genco Shipping & Trading Limited and funds or related entities managed by Centerbridge Partners, L.P. or its affiliates.*

10.19	Purchase Agreement, dated as of October 4, 2016, by and among Genco Shipping & Trading Limited and funds or related entities managed by Strategic Value Partners, LLC or its affiliates.*

10.20	Purchase Agreement, dated as of October 4, 2016, by and among Genco Shipping & Trading Limited and funds managed by affiliates of Apollo Global Management, LLC.*

10.21

Second Amended and Restated Commitment Letter, dated as of October 6, 2016, for up to $400,000,000 Credit Facility with Nordea Bank Finland plc, New York Branch, Skandinaviska Enskilda Banken AB (publ), DVB Bank SE, ABN AMRO Capital USA LLC, Crédit Agricole Corporate and Investment Bank, Deutsche Bank AG Filiale Deutschlandgeschäft, Crédit Industriel et Commercial, and BNP Paribas.*

10.22	Separation Agreement, dated as of October 13, 2016, by and between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.*

10.23	Release Agreement, dated as of October 13, 2016, by and between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.*

10.24	Waiver Letter Agreement, dated as of October 14, 2016 relating to the Baltic Hornet 2014 Term Loan Facility in respect of the maximum leverage ratio covenant.*

10.25	Waiver Letter Agreement, dated as of October 14, 2016, relating to the Baltic Hornet 2014 Term Loan Facility in respect of the collateral maintenance covenant.*

10.26	Waiver Letter Agreement, dated as of October 14, 2016, relating to the Baltic Wasp 2014 Term Loan Facility in respect of the maximum leverage ratio covenant.*

10.27	Waiver Letter Agreement, dated as of October 14, 2016, relating to the Baltic Wasp 2014 Term Loan Facility in respect of the collateral maintenance covenant.*

10.28	Purchase Agreement, dated as of October 27, 2016, by and between Genco Shipping & Trading Limited and the parties listed as Investors therein.*

10.29	Escrow Agreement, dated as of October 27, 2016, by and between Genco Shipping & Trading Limited and Wilmington Trust, National Association.*

31.1	Certification of President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2016 and 2015 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).*

(*)	Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.