Form 10-K
period 2016-12-31
GENCO SHIPPING & TRADING LTD
filed 2017-03-28
CIK 1326200

ce

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $5.70 per share as of June 30, 2016 taking into account the one-for-ten reverse stock split, was approximately $14.6 million.  The registrant has no non-voting common equity issued and outstanding.  The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒ No ☐

The number of shares outstanding of the registrant's common stock as of March 28, 2017 was 34,416,305 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016, are incorporated by reference in Part III herein.

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

i

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a New York City-based company incorporated in the Marshall Islands in 2004.  We transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding the Genco Wisdom, Genco Carrier, Genco Reliance and Genco Success which were sold during January, February and March 2017, our fleet currently consists of 61 drybulk carriers, including 13 Capesize, six Panamax, four Ultramax, 21 Supramax, two Handymax and 15 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 4,735,000 deadweight tons (“dwt”).  The average age of our current fleet is approximately 9.2 years.  All of the vessels in our fleet were built in shipyards with reputations for constructing high-quality vessels.  Of the vessels in our fleet, 15 are currently on spot market-related time charters, and 27 are on fixed-rate time charter contracts.  Additionally, 19 of the vessels in our fleet are operating in vessel pools.  Under a pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by vessels in vessel pools are subject to the fluctuations of the spot market.  Most of our vessels are chartered to well-known charterers, including Swissmarine Services S.A. and its subsidiaries (“Swissmarine”) and the Clipper Logger Pool and Clipper Sapphire Pool, in which Clipper Group acts as the pool manager (“Clipper”).

See pages 9 - 12 for a table of all vessels that have been delivered to us.

On June 8, 2016, we entered into a Commitment Letter for a senior secured loan facility (the “$400 Million Credit Facility”) for an aggregate principal amount of up to $400 million, which was subject to completion of an equity financing of at least $125 million.  We entered into subsequent amendments to the Commitment Letters which extended existing waivers through November 15, 2016 and the $400 Million Credit Facility was finalized on November 10, 2016.  The $400 Million Credit Facility was utilized to refinance the outstanding debt under the $100 Million Term Loan Facility, $253 Million Term Loan Facility, $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and 2015 Revolving Credit Facility, each as defined in Note 9 — Debt of the Consolidated Financial Statements (collectively, the “Prior Facilities”).  Refer to Note 9 — Debt in our Consolidated Financial Statements for further information about the $400 Million Credit Facility.

As a condition to the effectiveness of the amended Commitment Letter, we entered into stock purchase agreements (the “Purchase Agreements”) effective as of October 4, 2016 with funds or related entities managed by Centerbridge Partners, L.P. or its affiliates (“Centerbridge”), Strategic Value Partners, LLC (“SVP”) and Apollo Global Management, LLC (“Apollo”) for the purchase of our Series A Convertible Preferred Stock for an aggregate of up to $125 million in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The purchase price of the Series A Preferred Stock under each of the Purchase Agreements was $4.85 per share.  An additional 1,288,660 shares of Series A Preferred Stock were issued to Centerbridge, SVP and Apollo as a commitment fee on a pro rata basis.  The purchase price and the other terms and conditions of the transaction were established in arm’s length negotiations between an independent special committee of the Board of the Directors of the Company (the “Special Committee”).  The Special Committee unanimously approved the transaction.

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

On November 15, 2016, pursuant to the Purchase Agreements, we completed the private placement of 27,061,856 shares of Series A Preferred Stock which included 25,773,196 shares at a price per share of $4.85 and an additional 1,288,660 shares issued as a commitment fee on a pro rata basis as noted above.  On January 4, 2017, our shareholders approved at a Special Meeting of Shareholders the issuance of up to 27,061,856 shares of common stock of the Company upon the conversion of shares of the Series A Preferred Stock, par value $0.01 per share, which were purchased by certain investors in a private placement.  As a result of such shareholder approval, all outstanding 27,061,856 shares of Series A Preferred Stock were automatically and mandatorily converted into 27,061,856 shares of common stock of the Company on January 4, 2017.  Refer to Note 1 — General Information and Note 9 — Debt in our Consolidated Financial Statements.

Pursuant to the Commitment Letter entered into on June 8, 2016 and the final executed $400 Million Credit Facility, we were required to sell or scrap ten of our vessels.  On April 5, 2016, the Board of Directors unanimously approved scrapping the Genco Marine.  We reached an agreement on May 6, 2016 to sell the Genco Marine, a 1996-built Handymax vessel, to be scrapped with Ace Exim Pte Ltd., a demolition yard, which was completed on May 17, 2016.

During October 2016, we reached agreements with third-parties to sell three of our vessels, the Genco Pioneer (a 1999-built Handysize vessel), the Genco Sugar (a 1998-built Handysize vessel) and the Genco Leader (a 1999-built Panamax vessel).   These sales were completed during October and November 2016. Additionally, during November 2016 we reached an agreement with a third-party to sell the Genco Acheron (a 1999-built Panamax vessel) for which the sale was completed during December 2016.  Also, during December 2016 the Board of Directors unanimously approved the sale of the Genco Success (a 1997-built Handymax vessel), the Genco Prosperity (a 1997-built Handymax vessel) and the Genco Wisdom (a 1997-built Handymax vessel).  These vessel assets were classified as held for sale in the Consolidated Balance Sheet as of December 31, 2016.  The sale of the Genco Wisdom and Genco Success were completed during January and March 2017, respectively, and the Genco Prosperity is expected to be sold by June 15, 2017.  Lastly, during January 2017, the Board of Directors unanimously approved the sale of the Genco Carrier (a 1998-built Handymax vessel) and the Genco Reliance (a 1999-built Handysize vessel).  The sales of these vessels were completed during February 2017.  Refer to Note 5 – Vessel Acquisitions and Dispositions and Note 28 — Subsequent Events in our Consolidated Financial Statements for further details.

On October 13, 2016, Peter C. Georgiopoulos resigned as our Chairman of the Board and a director of the Company.  The Board of Directors appointed Arthur L. Regan, a current director of the Company, as Interim Executive Chairman of the Board.  In connection with his departure, Mr. Georgiopoulos entered into a Separation Agreement and a Release Agreement with the Company on October 13, 2016.  Under the terms of these agreements, subject to customary conditions, Mr. Georgiopoulos received an amount equal to the annual Chairman’s fee awarded to him in recent years of $0.5 million as a severance payment and full vesting of his unvested equity awards, which consist of grants of 68,581 restricted shares of the Company’s common stock and warrants exercisable for approximately 213,937 shares of the Company’s common stock with an exercise per share ranging $259.10 to $341.90.  Refer to Note 23 — Stock-Based Compensation in our Consolidated Financial Statements.  The agreements also contain customary provisions pertaining to confidential information, releases of claims by Mr. Georgiopoulos, and other restrictive covenants.

Prior to the merger with our indirect, partially owned subsidiary Baltic Trading Limited (“Baltic Trading”) on July 17, 2015 (the “Merger”), as of June 30, 2015, our wholly-owned subsidiary Genco Investments LLC owned 6,356,471 shares of Baltic Trading’s Class B Stock, which represented a 10.85% ownership interest in Baltic Trading and 64.60% of the aggregate voting power of Baltic Trading’s outstanding shares of voting stock at June 30, 2015. Baltic Trading is consolidated, as we also controlled a majority of the voting interest in Baltic Trading prior to the Merger.  Management’s discussion and analysis of our results of operations and financial condition includes the results of Baltic Trading.

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

We held an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”) and Korea Line Corporation (“KLC”).  The last remaining shares held of Jinhui and KLC stock were sold during the fourth quarter of 2016.  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.

We formerly provided technical services for drybulk vessels purchased by Maritime Equity Partners LLC (“MEP”) under an agency agreement between us and MEP.  These services included oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but did not include chartering services.  The services were initially provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and were provided for an initial term of one year.  Our arrangement with MEP was approved by an independent committee of our Board of Directors.  On September 30, 2015, under the oversight of an independent committee of our Board of Directors, Genco Management (USA) Limited and MEP entered into certain agreements under which MEP paid $2.2 million of the amount of service fees in arrears (of which $0.3 million was paid in 2016 by the new owners of five of the MEP vessels sold in January 2016 as described below) and the daily service fee was reduced from $750 to $650 per day effective on October 1, 2015.  During January 2016 and the three months ended September 30, 2016, five and seven of MEP’s vessels, respectively, were sold to third parties,  upon which these vessels were no longer subject to the agency agreement.  Based upon the September 30, 2015 agreement, termination fees were due in the amount $0.3 million and $0.8 million, respectively, which was assumed by the new owners of the MEP vessels that were sold.  The amount of these termination fees has been paid in full.  The daily service fees earned for the year ended December 31, 2016 have been paid in full.  At December 31, 2016, all MEP vessels have been sold and the Companies have been dissolved.

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

On July 2, 2014, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Prepack Plan.  On July 9, 2014 (the “Effective Date”), the Debtors completed their financial restructuring and emerged from Chapter 11 through a series of transactions contemplated by the Prepack Plan, and the Prepack Plan became effective pursuant to its terms.  References to “Successor Company” refer to the Company after July 9, 2014, after giving effect to the application of fresh-start reporting (refer to Note 1 — General Information in the Consolidated Financial

Statements).  References to “Predecessor Company” refer to the Company prior to July 9, 2014.  For key components of the Prepack Plan, refer to Note 1 — General Information in the Consolidated Financial Statements.

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

•

Pursue an appropriate combination of time and spot charters — All of our 61 vessels operate under time charters, spot market-related time charters or pool agreements.  Charters under fixed rate contracts provide us with relatively stable revenues, and charters under spot market-related time charters provide us with market revenues, both of which provide us with a high fleet utilization.  We may in the future pursue other market opportunities for our vessels to capitalize on market conditions, including arranging longer or shorter charter periods and entering into short-term time charters, voyage charters and use of vessel pools.  Our charter strategy in the current market has been focused on signing short-term or spot market-related contracts with multinational charterers in order to preserve our ability to capitalize on possible future rate increases.

•

Maintain low-cost, highly efficient operations — We currently outsource technical management of our fleet to Wallem Shipmanagement Limited (“Wallem”) and Anglo-Eastern Group (“Anglo”), third-party independent technical managers.  Our management team actively monitors and controls vessel operating expenses incurred by the independent technical managers by overseeing their activities.  Finally, we seek to maintain low-cost, highly efficient operations by capitalizing on the cost savings and economies of scale that result from operating sister ships.

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

OUR FLEET

The table below summarizes the characteristics of our vessels that have been delivered to us that are currently in our fleet:

Vessel	Class	Dwt	Year Built

Genco Augustus	Capesize	180,151	2007
Genco Claudius	Capesize	169,025	2010
Genco Constantine	Capesize	180,183	2008
Genco Commodus	Capesize	169,025	2009
Genco Hadrian	Capesize	169,694	2008
Genco London	Capesize	177,833	2007
Genco Maximus	Capesize	169,025	2009
Genco Tiberius	Capesize	175,874	2007
Genco Tiger	Capesize	179,185	2011
Genco Titus	Capesize	177,729	2007
Baltic Bear	Capesize	177,717	2010
Baltic Lion	Capesize	179,185	2012
Baltic Wolf	Capesize	177,752	2010
Genco Beauty	Panamax	73,941	1999
Genco Knight	Panamax	73,941	1999
Genco Raptor	Panamax	76,499	2007
Genco Surprise	Panamax	72,495	1998
Genco Thunder	Panamax	76,588	2007
Genco Vigour	Panamax	73,941	1999
Baltic Hornet	Ultramax	63,574	2014
Baltic Wasp	Ultramax	63,389	2015
Baltic Scorpion	Ultramax	63,462	2015
Baltic Mantis	Ultramax	63,470	2015
Genco Aquitaine	Supramax	57,981	2009
Genco Ardennes	Supramax	57,981	2009
Genco Auvergne	Supramax	57,981	2009
Genco Bourgogne	Supramax	57,981	2010
Genco Brittany	Supramax	57,981	2010
Genco Cavalier	Supramax	53,617	2007
Genco Hunter	Supramax	58,729	2007
Genco Languedoc	Supramax	57,981	2010
Genco Loire	Supramax	53,416	2009
Genco Lorraine	Supramax	53,416	2009
Genco Normandy	Supramax	53,596	2007
Genco Picardy	Supramax	55,257	2005
Genco Predator	Supramax	55,407	2005
Genco Provence	Supramax	55,317	2004
Genco Pyrenees	Supramax	57,981	2010
Genco Rhone	Supramax	58,018	2011
Genco Warrior	Supramax	55,435	2005
Baltic Cougar	Supramax	53,432	2009
Baltic Jaguar	Supramax	53,474	2009
Baltic Leopard	Supramax	53,447	2009

Vessel	Class	Dwt	Year Built

Baltic Panther	Supramax	53,351	2009
Genco Muse	Handymax	48,913	2001
Genco Prosperity	Handymax	47,180	1997
Genco Avra	Handysize	34,391	2011
Genco Bay	Handysize	34,296	2010
Genco Challenger	Handysize	28,428	2003
Genco Champion	Handysize	28,445	2006
Genco Charger	Handysize	28,398	2005
Genco Explorer	Handysize	29,952	1999
Genco Mare	Handysize	34,428	2011
Genco Ocean	Handysize	34,409	2010
Genco Progress	Handysize	29,952	1999
Genco Spirit	Handysize	34,432	2011
Baltic Breeze	Handysize	34,386	2010
Baltic Cove	Handysize	34,403	2010
Baltic Fox	Handysize	31,883	2010
Baltic Hare	Handysize	31,887	2009
Baltic Wind	Handysize	34,409	2009

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

We utilize the services of reputable independent technical managers, Wallem and Anglo, for the technical management of our fleet.  Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Members of our New York City-based management team oversee the activities of our independent technical managers.  The head of our technical management team has over 25 years of experience in the shipping industry.

Wallem, founded in 1971 and Anglo, founded in 1974, are among the largest ship management companies in the world.  These technical managers are known worldwide for their agency networks, covering all major ports in China, Hong Kong, Japan, Vietnam, Taiwan, Thailand, Malaysia, Indonesia, the Philippines and Singapore.  These technical managers provide services to over 850 vessels of all types, including Capesize, Panamax, Ultramax, Supramax, Handymax and Handysize drybulk carriers that meet strict quality standards.

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

OUR CHARTERS

As of March 27, 2017, we employed 15 of our 61 drybulk carriers under spot market-related time charters, which are time charters with rates based on published Baltic Indices.  These types of charters are similar to time charters with the exception of having a variable rate over the term of the time charter agreement.  As such, the revenue earned by these 61 vessels is subject to the fluctuations of the spot market.  Additionally, as of March 27, 2017, we employed 27 of our 61 drybulk carriers under fixed-rate time charters.  A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the disposal of the charterer.  Under a time charter, the charterer periodically pays a fixed daily charterhire rate to the owner of the vessel and bears all voyage expenses, including the cost of bunkers (fuel), port expenses, agents’ fees and canal dues.

The remaining 19 of our drybulk carriers are currently in vessel pools.  We believe that vessel pools provide cost-effective commercial management activities for a group of similar class vessels.  The pool arrangement provides the benefits of a large-scale operation and chartering efficiencies that might not be available to smaller fleets.  Under the pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the charterer and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these 19 vessels is subject to the fluctuations of the spot market.

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

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun Logix Corporation (“Samsun”), when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application.  On February 5, 2010, the rehabilitation plan submitted by Samsun was approved by the South Korean courts.  As part of the rehabilitation process, our claim of approximately $17.2 million was to be settled in the following manner: 34%, or approximately $5.9 million, will be paid in cash in annual installments on December 30 of each year from 2010 through 2019 ranging in percentages from eight to 17; the remaining 66%, or approximately $11.3 million, converted to Samsun shares at a specified value per share.  During the period from July 9 to December 31, 2014, we recorded $0.5 million as Other operating income of which $0.3 million represents 50% of the portion (9%) of the cash settlement that was due on December 30, 2012 and $0.2 million which represents 50% of the portion (8%) of the cash settlement that was due on December 30, 2013.

On July 3, 2015, Samsun filed for rehabilitation proceedings for the second time with the South Korean courts due to financial distress.  On April 8, 2016, the revised rehabilitation plan was approved by the South Korean court whereby 26% of the of the $4.0 million unpaid cash claim settlement from the prior rehabilitation plan, or $1.0 million, was to be settled pursuant to a payment plan over the next ten-year period.  The remaining 74% of the claim was to be converted to Samsun shares.  On May 2, 2016, we received $0.2 million from Samsun pursuant to this revised plan.  Additionally, on October 27, 2016, we received $0.8 million from Samsun as full and final settlement of this outstanding claim that was approved on April 8, 2016.  This represents the net present value of the remainder of the $1.0 million cash settlement noted above.  During the years ended December 31, 2016 and 2015, we recorded Other Operating income of $1.0 million and $0, respectively.

The following table sets forth information about the current employment of the vessels in our fleet as of March 27, 2017:

	Year		Charter
Vessel	Built	Charterer	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	Swissmarine Services S.A.	May 2017/Jan. 2018	$7,800/106% of BCI	(3)
Genco Tiberius	2007	Cargill International S.A.	July 2017	$10,500
Genco London	2007	Swissmarine Services S.A.	April 2017	$3,250 with 50% profit sharing
Genco Titus	2007	Louis Dreyfus Company Freight Asia Pte. Ltd.	July 2017	$12,000	(4)
Genco Constantine	2008	Swissmarine Services S.A.	April 2017	$7,800
Genco Hadrian	2008	Swissmarine Services S.A.	June 2017	$6,100 / 98.5% of BCI
Genco Commodus	2009	Swissmarine Asia Pte. Ltd.	April 2017	$3,250 with 50% profit sharing
Genco Maximus	2009	Trafigura Maritime Logistics Pte. Ltd.	July 2017	$11,000	(5)
Genco Claudius	2010	Swissmarine Services S.A.	April 2017	$8,000
Genco Tiger	2011	Uniper Global Commodities SE.	August 2017	$10,750	(6)
Baltic Lion	2012	Swissmarine Services S.A.	April 2017	$3,250 with 50% profit sharing
Baltic Bear	2010	Swissmarine Services S.A.	April 2017	$7,000
Baltic Wolf	2010	Swissmarine Services S.A.	April 2017	$3,250 with 50% profit sharing

Panamax Vessels
Genco Beauty	1999	Cargill International S.A.	April 2017	$7,000	(7)
Genco Knight	1999	Swissmarine Services S.A.	April 2017	95% of BPI
Genco Vigour	1999	Cofco Agri Freight Geneva, S.A.	May 2017	$8,000	(8)
Genco Surprise	1998	Cargill International S.A.	March 2017	$9,000	(9)
Genco Raptor	2007	M2M Panamax Pool Ltd.	April 2017	100% of BPI
Genco Thunder	2007	Swissmarine Services S.A.	May 2017	100% of BPI

Ultramax Vessels
Baltic Hornet	2014	Swissmarine Asia Pte. Ltd.	Apr. 2017/Jun. 2018	115.5%/113.5% of BSI
Baltic Wasp	2015	Pioneer Navigation Ltd.	April 2017	$3,250 with 50% profit sharing
Baltic Scorpion	2015	Bunge S.A.	April 2017	$7,500	(10)
Baltic Mantis	2015	Pioneer Navigation Ltd.	May 2017	115% of BSI

Supramax Vessels
Genco Predator	2005	Cargill International S.A.	April 2017	$9,250	(11)
Genco Warrior	2005	Centurion Bulk Pte. Ltd., Singapore	April 2017	98.5% of BSI
Genco Hunter	2007	Pioneer Navigation Ltd.	June 2017	104% of BSI
Genco Cavalier	2007	Bulkhandling Handymax A/S	June 2017	Spot Pool	(12)
Genco Lorraine	2009	Bulkhandling Handymax A/S	July 2017	Spot Pool	(12)
Genco Loire	2009	Bulkhandling Handymax A/S	June 2017	Spot Pool	(12)
Genco Aquitaine	2009	D/S Norden A/S	April 2017	$9,000	(13)

	Year		Charter
Vessel	Built	Charterer	Expiration(1)	Cash Daily Rate(2)

Genco Ardennes	2009	Clipper Sapphire Pool	August 2017	Spot Pool	(14)
Genco Auvergne	2009	Western Bulk Pte. Ltd., Singapore	June 2017	$9,350	(15)
Genco Bourgogne	2010	Clipper Sapphire Pool	August 2017	Spot Pool	(14)
Genco Brittany	2010	Clipper Sapphire Pool	August 2017	Spot Pool	(14)
Genco Languedoc	2010	Clipper Sapphire Pool	August 2017	Spot Pool	(14)
Genco Normandy	2007	Bulkhandling Handymax A/S	June 2017	Spot Pool	(12)
Genco Picardy	2005	Centurion Bulk Pte. Ltd., Singapore	July 2017	$9,000	(16)
Genco Provence	2004	D/S Norden A/S	April 2017	$8,000	(17)
Genco Pyrenees	2010	Clipper Sapphire Pool	August 2017	Spot Pool	(14)
Genco Rhone	2011	Western Bulk Carriers A/S	March 2017	$10,750	(18)
Baltic Leopard	2009	Bulkhandling Handymax A/S	June 2017	Spot Pool	(12)
Baltic Panther	2009	Bulkhandling Handymax A/S	June 2017	Spot Pool	(12)
Baltic Jaguar	2009	Centurion Bulk Pte. Ltd.	Mar./Jun. 2017	$6,300/$8,500	(19)
Baltic Cougar	2009	Bulkhandling Handymax A/S	June 2017	Spot Pool	(12)

Handymax Vessels
Genco Prosperity	1997	TST NV, Nevis	April 2017	87.5% of BSI
Genco Muse	2001	ED&F Man Shipping Ltd.	April 2017	$7,925	(20)

Handysize Vessels
Genco Progress	1999	Clipper Logger Pool	September 2017	Spot Pool	(21)
Genco Explorer	1999	Clipper Logger Pool	September 2017	Spot Pool	(21)
Baltic Hare	2009	Clipper Logger Pool	September 2017	Spot Pool	(21)
Baltic Fox	2010	Clipper Logger Pool	September 2017	Spot Pool	(21)
Genco Charger	2005	Clipper Logger Pool	September 2017	Spot Pool	(21)
Genco Challenger	2003	Clipper Logger Pool	September 2017	Spot Pool	(21)
Genco Champion	2006	Clipper Logger Pool	September 2017	Spot Pool	(21)
Baltic Wind	2009	Integrity Bulk APS	April 2017	$3,400	(22)
Baltic Cove	2010	Clipper Bulk Shipping Ltd.	July 2017	$5,750
Baltic Breeze	2010	Clipper Bulk Shipping Ltd.	June 2017	$8,000	(23)
Genco Ocean	2010	Falcon Navigation A/S	April 2017	$8,600	(24)
Genco Bay	2010	China Pacific Maritime Inc./Clipper Bulk Shipping	Mar./Jun. 2017	$3,750/$8,000	(25)
Genco Avra	2011	Ultrabulk S.A.	April 2017	104% of BHSI
Genco Mare	2011	Pioneer Navigation Ltd.	July 2017	103.5% of BHSI
Genco Spirit	2011	Western Bulk Carriers A/S	April 2017	$9,250	(26)

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

(3)

We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter for 8.5 to 12.5 months at a rate based on 106% of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. The extension is expected to begin on or about May 16, 2017.

(4)

We have reached an agreement with Louis Dreyfus Company Freight Asia Pte. Ltd. on a time charter for 4.5 to 8 months at a rate of $12,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 6, 2017 after completion of drydocking for scheduled maintenance. The vessel redelivered to Genco on February 23, 2017.

(5)

We have reached an agreement with Trafigura Maritime Logistics Pte. Ltd. on a time charter for 4.5 to 7.5 months at a rate of $11,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 6, 2017.

(6)

We have reached an agreement with Uniper Global Commodities SE. on a time charter for 5 to 7.5 months at a rate of $10,750 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 8, 2017.

(7)

We have reached an agreement with Cargill International S.A. on a time charter for approximately 70 days at a rate of $7,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 3, 2017 after repositioning. The vessel redelivered to Genco on January 30, 2017.

(8)

We have reached an agreement with Cofco Agri Freight Geneva, S.A. on a time charter for approximately 75 days at a rate of $8,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 18, 2017.

(9)	The vessel redelivered to Genco on March 12, 2017 and is currently awaiting next employment.

(10)

We have reached an agreement with Bunge S.A. on a time charter for 3.5 to 7 months at a rate of $7,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on December 6, 2016.

(11)

We have reached an agreement with Cargill International S.A. on a time charter for approximately 40 days at a rate of $9,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 12, 2017 after repositioning. The vessel redelivered to Genco on February 23, 2017.

(12)

We have reached an agreement to enter these vessels into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. Genco can withdraw a vessel with three months’ notice.

(13)

We have reached an agreement with D/S Norden A/S on a time charter for approximately 40 days at a rate of $9,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 18, 2017 after repositioning. The vessel redelivered to Genco on January 21, 2017.

(14)

We have reached an agreement to enter these vessels into the Clipper Sapphire Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager. Genco can withdraw a vessel with a minimum notice of six months.

(15)

We have reached an agreement with Western Bulk Pte. Ltd., Singapore on a time charter for 3 to 5.5 months at a rate of $9,350 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 19, 2017 after repositioning. The vessel redelivered to Genco on March 16, 2017.

(16)

We have agreed to an extension with Centurion Bulk Pte. Ltd., Singapore on a time charter for 4 to 6.5 months at a rate of $9,000 per day. Hire is paid every 15 days in advances less a 5.00% third-party broker age commission. The extension began on March 8, 2017.

(17)

We have reached an agreement with D/S Norden A/S on a time charter for approximately 40 days at a rate of $8,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party commission. The vessel delivered to charterers on February 25, 2017 after repositioning. The vessel redelivered to Genco on January 18, 2017.

(18)

We have reached an agreement with Western Bulk Carriers A/S on a time charter for approximately 40 days at a rate of $10,750 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 4, 2017 after repositioning. The vessel redelivered to Genco on December 30, 2016.

(19)

We have agreed to an extension with Centurion Bulk Pte. Ltd. on a time charter for 2.5 to 5.5 months at a rate of $8,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The extension is expected to begin on or about March 31, 2017.

(20)

We have reached an agreement with ED&F Man Shipping Ltd. on a time charter for 2.5 to 5.5 months at a rate of $7,925 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on November 27, 2016.

(21)

We have reached an agreement to enter these vessels into the Clipper Logger Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager. Genco can withdraw the vessels with a minimum notice of six months.

(22)

We have reached an agreement with Integrity Bulk APS on a time charter for approximately 50 days at a rate of $3,400 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 16, 2017.

(23)

We have reached an agreement with Clipper Bulk Shipping on a time charter for 3 to 5.5 months at a rate of $8,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 15, 2017 after repositioning. The vessel redelivered to Genco on February 21, 2017.

(24)

We have reached an agreement with Falcon Navigation A/S on a time charter for 3.5 to 6.5 months at a rate of $8,600 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on December 31, 2016.

(25)

We have reached an agreement with Clipper Bulk Shipping on a time charter for 3 to 5.5 months at a rate of $8,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel is expected to deliver to charterers on or about March 28, 2017.

(26)

We have reached an agreement with Western Bulk Carriers A/S on a time charter for approximately 60 days at a rate of $9,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on January 22, 2017.

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

As of March 28, 2017, we employed 32 shore-based personnel and approximately 1,400 seagoing personnel on our vessels.

CUSTOMERS

Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels.  We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities.  Our customers include national, regional and international companies, such as Cargill International S.A., Swissmarine, Pioneer Navigation Ltd. and Clipper. For the year ended December 31, 2016, three of our charterers, Swissmarine, Clipper and Pioneer Navigation Ltd., each accounted for more than 10% of our voyage revenue, or approximately 59%, in the aggregate.

COMPETITION

Our business fluctuates in line with the main patterns of trade of the major drybulk cargoes and varies according to changes in the supply and demand for these items.  We operate in markets that are highly competitive and based primarily on supply and demand.  We compete for charters on the basis of price, vessel location and size, age and condition of the vessel, as well as on our reputation as an owner and operator.  We compete with other owners of drybulk carriers in the Capesize, Panamax, Ultramax, Supramax, Handymax and Handysize class sectors, some of whom may also charter our vessels as customers.  Ownership of drybulk carriers is highly fragmented and is divided among approximately 2,095 independent drybulk carrier owners.

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

INSURANCE

General

The operation of any drybulk vessel includes risks such as mechanical failure, collision, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, piracy, hostilities and labor strikes.  In addition, there is always an inherent possibility of marine disaster, including oil spills and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade.  The United States (“U.S.”) Oil Pollution Act of 1990, or OPA, which imposes virtually unlimited liability upon owners, operators and demise charterers of vessels trading in the U.S.-exclusive economic zone for certain oil pollution accidents in the United States, has made liability insurance more expensive for ship owners and operators trading in the U.S. market.

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

A variety of governmental and private entities subject our vessels to both scheduled and unscheduled inspections.  These entities include the local port authorities, (applicable national authorities such as the U.S. Coast Guard (the “USCG”) and harbor masters), classification societies, flag state administrations (countries of registry) and charterers.  Some of these entities require us to obtain permits, licenses, certificates and other authorizations for the operation of our vessels.  Our failure to maintain necessary permits, licenses, certificates or authorizations could require us to incur substantial costs or temporarily suspend the operation of one or more of our vessels.

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

In 2013, the IMO’s Marine Environment Protection Committee (“MEPC”) adopted by resolution amendments to the MARPOL Annex I Condition Assessment Scheme (“CAS”). These amendments, which became effective on October 1, 2014, are intended to complement inspections for bulk carriers and tankers set forth in the 2011 International Code on the Enhanced Programme of Inspections during Surveys of Bulk Carriers and Oil Tankers (“ESP Code”), and enhances the programs of inspections for certain tankers. We may need to make certain financial expenditures to comply with these amendments which we do not anticipate to be material.

Air Emissions

In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution.  Effective May 2005, and as subsequently revised, Annex VI sets limits on nitrogen oxide emissions from ships whose diesel engines were constructed (or underwent major conversions) on or after January 1, 2000. It also prohibits “deliberate emissions” of “ozone depleting substances,” defined to include certain halons and chlorofluorocarbons.  “Deliberate emissions” are not limited to times when the ship is at sea; they can for example include discharges occurring in the course of the ships repair and maintenance.  Emissions of “volatile organic compounds” from certain tankers, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls (“PCBs”)) are also prohibited.  Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions, known as Emission Control Areas (“ECAs”) (see below).

The MEPC, adopted amendments to Annex VI on October 10, 2008, which entered into force on July 1, 2010.  The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships.  As of January 1, 2012, the amended Annex VI requires that fuel oil contain no more than 3.50% sulfur.  On October 27, 2016, at its 70th session MEPC (“MEPC 70”) announced its decision concerning the implementation of regulations mandating a reduction in sulfur emissions from the current 3.50% to 0.5% as of the beginning of 2020 rather than pushing the deadline back to 2025.  By 2020 ships will now have to either remove sulfur from emissions through the use of emission scrubbers or buy fuel with low sulfur content.

Sulfur content standards are even stricter within certain ECAs. As of January 1, 2015, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 0.10%.  Amended Annex VI establishes procedures for designating new ECAs. The Baltic Sea and the North Sea have been so designated. Effective August 1, 2012, certain coastal areas of North America were designated ECAs, and as of January 1, 2014 the applicable areas of the U.S. Caribbean Sea were designated ECAs. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

As of January 1, 2013, all ships must comply with mandatory requirements adopted by the MEPC in July 2011 relating to greenhouse gas emissions. Under those measures, by 2025, all new ships built will be 30% more energy efficient than those built in 2014.  All ships are required to follow the Ship Energy Efficiency Management Plans.  Now the minimum energy efficiency levels per capacity mile, outlined in the Energy Efficiency Design Index, applies to all new ships.  Our fleet is already compliant with this requirement.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for new tier III marine engines, depending on their date of installation. At MEPC 70, MEPC approved the North Sea and the Baltic Sea as ECAs for nitrogen oxides, effective January 1, 2021.  It is expected that these areas will be formally designated after draft amendments are presented at MEPC’s next session.  The EPA promulgated equivalent (and in some senses stricter) emissions standards in late 2009.

Safety Management System Requirements

The IMO also adopted the International Convention for the Safety of Life at Sea of 1974 (“SOLAS Convention”) and the International Convention on Load Lines (“LL Convention”), which impose a variety of standards that regulate the design and operational features of ships.  The IMO periodically revises the SOLAS Convention and LL Convention standards.  The SOLAS Convention amendments that relate to the safe manning of vessels were adopted by the IMO in May 2012 and entered in force as of January 1, 2014.  The Convention on Limitation of Liability for Maritime Claims of 1976, as amended (“LLMC”) was recently amended, and the amendments went into effect on June 8, 2015. The foregoing amendments alter the limits of liability for loss of life or personal injury and property claims against ship owners.

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

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the nation’s signatory to such conventions.  The IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments (“BWM Convention”) in February 2004.  The BWM Convention requires vessels to install expensive ballast water treatment at the first MARPOL renewal survey after the convention becomes effective.  The BWM Convention’s implementing regulations call for a phased introduction of mandatory concentration limits.  All ships will also have to carry a ballast water record book and an International Ballast Water Management Certificate.  The BWM Convention enters into force 12 months after the date on which no less than 30 states, and the combined merchant fleets of which constitute no less than 35% of the gross tonnage of the world’s merchant shipping, have either signed it without reservation as to ratification, acceptance or approval, or have deposited the requisite instruments of ratification, acceptance, approval or accession.  The process to verify global tonnage figures to assess the BWM Convention’s entry into force has completed.  On September 8, 2016, this threshold was met (with 52 countries making up 35.14%).  Many of the implementation dates originally written in the BWM Convention have already passed, so that once the BWM Convention enters into force, the period for installation of mandatory ballast water exchange requirements would be extremely short, with several thousand ships a year needing to install ballast water management systems, or BWMS. For this reason, on December 4, 2013, the IMO Assembly passed a resolution revising the application dates of BWM Convention so that they are triggered by the entry into force date and not the dates originally in the BWM Convention. This, in effect, makes all vessels constructed before the entry into force date “existing vessels” and allows for the installation of a BWMS on such vessels at the first International Oil Pollution Prevention (“IOPP”) renewal survey following entry into force of the convention. The IMO’s Marine Environment Protection Committee, or MEPC, adopted updated “guidelines for approval of ballast water management systems (G8)” at MEPC 70. Once mid-ocean ballast exchange ballast water treatment requirements become mandatory, the cost of compliance could increase for ocean carriers and the costs of ballast water treatments may be material. However, many countries already regulate the discharge of ballast water carried by vessels from country to country to prevent the introduction of invasive and harmful species via such discharges. The U.S. for example requires vessels entering its waters from another country to conduct mid-ocean ballast exchange, or undertake some alternate measure, and to comply with certain reporting requirements.  The system specification requirements for trading in the U.S. have not been formalized, but we believe the ballast water treatment systems will range from $0.7 million to $1.0 million each, primarily dependent on the size of the vessel.

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

The IMO adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage (the “Bunker Convention”), to impose strict liability on ship owners for pollution damage in jurisdictional waters of ratifying states caused by discharges of bunker fuel. The Bunker Convention requires registered owners of ships over 1,000 gross tons to maintain insurance for pollution damage in an amount equal to the limits of liability under the applicable national or international limitation regime (but not exceeding the amount calculated in accordance with LLMC). With respect to non-ratifying states, liability for spills or releases of oil carried as fuel in ship’s bunkers typically is determined by the national or other domestic laws in the jurisdiction where the events or damages occur.

Noncompliance with the ISM Code or other IMO regulations may subject the vessel owner or bareboat charterer to increased liability, lead to decreases in available insurance coverage for affected vessels or result in the denial of access to, or detention in, some ports.  The USCG and European Union (“EU”) authorities have indicated that vessels not in compliance with the ISM Code by the applicable deadlines will be prohibited from trading in U.S. and EU ports, respectively.  As of the date of this report, each of our vessels is ISM Code certified.  However, there can be no assurance that such certificates will be maintained in the future.

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

The U.S. Oil Pollution Act of 1990 and the Comprehensive Environmental Response, Compensation and Liability Act

The U.S. Oil Pollution Act of 1990 (“OPA”) established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills.  OPA affects all “owners and operators” whose vessels trade in the U.S., its territories and possessions or whose vessels operate in U.S. waters, which includes the U.S. territorial sea and the 200 nautical mile exclusive economic zone around the U.S.  The U.S. has also enacted the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) which applies to the discharge of hazardous substances other than oil, except in limited circumstances, whether on land or at sea.  OPA and CERCLA both define “owner or operator” “in the case of a vessel as any person owning, operating or chartering by demise, the vessel.”  Accordingly, both OPA and CERCLA impact our operations.

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

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs.  Effective December 21, 2015, the USCG adjusted the limits of OPA liability for non-tanker vessels, edible oil tank vessels, and any oil spill response vessels, to the greater of $1,100 per gross ton or $939,800 (subject to periodic adjustment for inflation).  These limits of liability do not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party’s gross negligence or willful misconduct.  The limitation on liability similarly does not apply if the responsible party fails or refuses to (i) report the incident where the responsibility party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

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

OPA and CERCLA both require owners and operators of vessels to establish and maintain with the USCG evidence of financial responsibility sufficient to meet the maximum amount of liability to which the particular responsible person may be subject. Vessel owners and operators may satisfy their financial responsibility obligations by providing a proof of insurance, a surety bond, qualification as a self-insurer or a guarantee. We plan to comply with the USCG’s financial responsibility regulations by providing a certificate of responsibility evidencing sufficient insurance.

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico may also result in additional regulatory initiatives or statutes, including the raising of liability caps under OPA.  For example, on August 15, 2012, the U.S. Bureau of Safety and Environmental Enforcement (“BSEE”) implemented a final drilling safety rule for offshore oil and gas operations that strengthens the requirements for safety equipment, well control systems, and blowout prevention practices.  A new rule issued by the U.S. Bureau of Ocean Energy Management (“BOEM”) that increased the limits of liability of damages for offshore facilities under OPA based on inflation took effect in January 2015. In April 2015, it was announced that new regulations are expected to be imposed in the U.S. regarding offshore oil and gas drilling and the BSEE announced a new Well Control Rule in April 2016.  In December 2015, the BSEE announced a new pilot inspection program for offshore facilities. Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes.  Additional legislation, regulations, or other requirements applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.

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

The EPA has enacted rules requiring a permit regulating ballast water discharges and other discharges incidental to the normal operation of certain vessels within U.S. waters under the Vessel General Permit for Discharges Incidental to the Normal Operation of vessels (the “VGP”).  For a new vessel delivered to an owner or operator after September 19, 2009 to be covered by the VGP, the owner must submit a Notice of Intent (“NOI”) at least 30 days before the vessel operates in U.S. waters. On March 28, 2013, the EPA re-issued the VGP for another five years; this 2013 VGP took effect December 19, 2013.  The 2013 VGP contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, more stringent requirements for exhaust gas scrubbers and the use of environmentally acceptable lubricants.  We will submit NOIs for our vessels where required.

USCG regulations adopted under the U.S. National Invasive Species Act also impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering or operating in U.S. waters that require the installation of equipment to treat ballast water before it is discharged in U.S. waters or, in the alternative, the implementation of other port facility disposal arrangements or procedures.  Vessels not complying with these regulations are restricted from entering.  As of June 21, 2012, the USCG implemented revised regulations on ballast water management by establishing standards on the allowable concentration of living organisms in ballast water discharged from ships in U.S. waters.  The USCG must approve any technology before it is placed on a vessel.

As of January 1, 2014, vessels are technically subject to the phasing-in of these standards. However, it was not until December 2016 that the USCG first approved said technology.  The USCG previously provided waivers to vessels that could not install the as-yet unapproved technology and vessels now requiring a waiver will need to show why they cannot install the approved technology. The EPA, on the other hand, has taken a different approach to enforcing ballast discharge standards under the VGP. On December 27, 2013, the EPA issued an enforcement response policy in connection with the new VGP in which the EPA indicated that it would take into account the reasons why vessels do not have the requisite technology installed, but will not grant any waivers.

In October 2015, the Second Circuit Court of Appeals issued a ruling that directed the EPA to redraft the sections of the 2013 VGP that address ballast water. However, the Second Circuit stated that 2013 VGP will remain in effect until the EPA issues a new VGP. In the fall of 2016 sources reported that the EPA indicated it was working on a new VGP.  It presently remains unclear how the ballast water requirements set forth by the EPA, the USCG, and IMO BWM Convention, some of which are in effect and some which are pending, will co-exist.

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

European Union Regulations

In October 2009, the EU amended a directive to impose criminal sanctions for illicit ship-source discharges of polluting substances, including minor discharges, if committed with intent, recklessly or with serious negligence and the discharges individually or in the aggregate result in deterioration of the quality of water. Aiding and abetting the discharge of a polluting substance may also lead to criminal penalties. Member States were required to enact laws or regulations to comply with the directive by the end of 2010. Criminal liability for pollution may result in substantial penalties or fines and increased civil liability claims. The directive applies to all types of vessels, irrespective of their flag, but certain exceptions apply to warships or where human safety or that of the ship is in danger.

The EU has adopted several regulations and directives requiring, among other things, more frequent inspections of high-risk ships, as determined by type, age, and flag as well as the number of times the ship has been detained. The EU also adopted and then extended a ban on substandard ships and enacted a minimum ban period and a definitive ban for repeated offenses. The regulation also provided the EU with greater authority and control over classification societies by imposing more requirements on classification societies and providing for fines or penalty payments for organizations that failed to comply.

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions.  The 2015 United Nations Convention on Climate Change Conference in Paris resulted in the Paris Agreement, which entered into force on November 4, 2016.  The Paris Agreement does not directly limit greenhouse gas emissions from ships.  The IMO is planning to implement market-based mechanisms to reduce greenhouse gas emissions from ships at an upcoming MEPC session.  In April 2015, a regulation was adopted requiring that large ships (over 5,000 gross tons) calling at EU ports from January 2018 collect and publish data on carbon dioxide emissions and other information. In the U.S., the EPA has issued a finding that greenhouse gases endanger the public health and safety and has adopted regulations to limit greenhouse gas emissions from certain mobile sources and large stationary sources. The EPA enforces both the CAA and the international standards found in Annex VI of MARPOL concerning marine diesel emissions, and the sulfur content found in marine fuel. Moreover, in the U.S. individual states can also enact environmental regulations.  For example, California has introduced caps for greenhouse gas emissions and, in the end of 2016, signaled it may take additional action regarding climate change.  Any passage of climate control legislation or other regulatory initiatives by the IMO, EU, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol or Paris Agreement, that restrict emissions of greenhouse gases could require us to make significant financial expenditures, including capital expenditures to upgrade our vessels, which we cannot predict with certainty at this time.

International Labour Organization

The International Labour Organization (ILO) is a specialized agency of the United Nations with headquarters in Geneva, Switzerland. The ILO has adopted the Maritime Labor Convention 2006 (“MLC 2006”). A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance is required to ensure compliance with the MLC 2006 for all ships above 500 gross tons in international trade. The MLC 2006 entered into force on August 20, 2013. Amendments to MLC 2006 were adopted in 2014 and 2016.  The MLC 2006 requires us to develop new procedures to ensure full compliance with its requirements.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security.  On November 25, 2002, the U.S. Maritime Transportation Security Act of 2002 (“MTSA”) came into effect.  To implement certain portions of the MTSA, in July 2003, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the U.S. The regulations also impose requirements on certain ports and facilities, some of which are regulated by the EPA.

Similarly, in December 2002, amendments to the SOLAS Convention created a new chapter of the convention dealing specifically with maritime security.  The new Chapter XI-2 became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, and mandates compliance with the International Ship and Port Facilities Security Code (the “ISPS Code”).  The ISPS Code is designed to enhance the security of ports and ships against terrorism.  To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”).  The following are among the various requirements, some of which are found in the SOLAS Convention:

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

ITEM 1A. RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “budget,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) further declines or sustained weakness in demand in the drybulk shipping industry; (ii) continuation of weakness or further declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results continue to be affected by weakness in market conditions and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii)  those other risks and uncertainties discussed below under the headings “RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS”, and (xviii) other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).  We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Slow growth rates in the global economy continue to negatively impact the drybulk industry.  General market volatility has endured as a result of uncertainty about the growth rate of the world economy and the Chinese economy in particular, on which the drybulk industry depends to a significant degree.  These economic conditions have resulted in decreased demand for drybulk cargoes, which in turn has led to lower demand for drybulk vessels.  Charter rates have declined significantly in recent years and are near historic lows as a result of this lower demand and an increased supply of drybulk vessels as described below in “The current oversupply of drybulk carrier capacity may lead to continued rate weakness or further reductions in charterhire rates and profitability.”  As a result, a number of drybulk shipping companies, including us, have experienced declining revenues, negative cash flow, and liquidity issues.  There have thus been widespread loan covenant defaults in the drybulk industry as well as declarations of bankruptcy by some operators and shipowners as well as charterers.

To address our liquidity and covenant compliance issues, in November 2016 we refinanced or amended our credit facilities as further described in Note 9 of our Consolidated Financial Statements and completed a $125 million capital raise.  Based on current market conditions, we believe these measures are sufficient to address such issues for at least the next twelve months.  However, if the current global economic environment persists, worsens, or does not sufficiently recover, we may be negatively affected in the following ways:

•

As a result of low charter rates that in some instances do not allow us to operate our vessels profitably, our earnings and cash flows could remain at depressed levels or decline.  If these conditions continue for a prolonged period of time, they may leave us with insufficient cash resources to fund our operations or make required amortization payments under our credit facilities, which would potentially accelerate the repayment of our outstanding indebtedness.  Please refer to “We may face liquidity issues if current conditions in the drybulk market persist for a prolonged period” below for further details.

•

If our earnings and cash flows remain at depressed levels or decline for a prolonged period of time, we may also breach one or more of the covenants in our credit facilities, including covenants relating to our minimum cash balance and our minimum working capital. This also would potentially accelerate the repayment of outstanding indebtedness.

•

The market values of our vessels have decreased, which may cause us to recognize losses if any of our vessels are sold, scrapped or if their values are impaired.  Moreover, all of our credit facilities contain collateral maintenance covenants that depend on the appraised values of our vessels.  We currently are in compliance with all such covenants under our credit facilities but may not be in compliance if the appraised values of our vessels further decline, or do not sufficiently recover over a prolonged period of time. The collateral maintenance covenants are not tested until June 30, 2018 under our $400 Million Credit Facility and December 31, 2017 under our 2014 Term Loan Facilities.  Please refer to “The market values of our vessels may decrease, which could adversely affect our operating results or cause us to breach one or more of the covenants in our credit facilities” below for further details.

•	Our charterers may fail to meet their obligations under our time charter agreements.

The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to continue as a going concern.

Charterhire rates for drybulk carriers are currently at near historically low levels and may remain low or further decrease in the future, which may adversely affect our earnings.

The prolonged downturn in the drybulk charter market, from which we derive the large majority of our revenues, has severely affected the drybulk shipping industry. The Baltic Dry Index (“BDI”), an index published by The Baltic Exchange of shipping rates for key drybulk routes, showed relative weakness in 2016 and recorded an average level of 673, compared to a ten-year average level of 2,437 as of March 7, 2017.  After reaching an all-time low of 290 on February 10, 2016, the BDI reached a high of 1,257 on November 18, 2016 and is at 871 as of March 1, 2017.  The BDI remains volatile, and the economic conditions underlying its overall decline have not abated.  Accordingly, there can be no assurance that the drybulk charter market will recover in the near future, and the market could experience a further downturn.

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

The market supply of drybulk carriers has continued to increase as a result of the delivery of numerous newbuilding orders, which peaked in 2007.  Scrapping of older vessels has not been sufficient to offset the delivery of such newbuildings.  The oversupply of drybulk carrier capacity has resulted in a reduction of charterhire rates, as evidenced by the low rates we have experienced during 2016.  Currently, a number of charterers for our vessels are unprofitable due to the weakness associated with dry cargo freight rates.  Under current market conditions, upon the expiration or termination of our vessels’ current non-spot charters, we may only be able to re-charter our vessels at depressed or unprofitable rates, or we may not be able to charter these vessels at all.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to continue as a going concern.

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

A significant number of the port calls made by our vessels involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region.  As a result, a negative change in economic conditions in any Asia Pacific country, and particularly in China, India or Japan, could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.  In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product, although its rate of growth has been decreasing. We cannot assure you that the Chinese economy will not experience a significant contraction in the future.  To the extent the Chinese government does not continue to pursue a policy of economic growth and urbanization, the level of imports to and exports from China could be adversely affected by changes to these initiatives by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions.  Notwithstanding economic reform, the Chinese government may adopt policies that favor domestic drybulk shipping companies and may hinder our ability to compete with them effectively.  The Chinese government has also taken actions seen as protecting domestic industries such as coal or steel, which may reduce the demand for drybulk cargoes bound for China and negatively impact the drybulk industry.  Moreover, a significant or protracted slowdown in the economies of the United States, the European Union or various Asian countries may adversely affect economic growth in China and elsewhere.  Our business, results of operations, cash flows, financial condition and ability to pay dividends will likely be materially and adversely affected by an economic downturn in any of these countries.

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

The operation of our vessels is affected by the requirements set forth in the ISM Code.  The ISM Code requires ship owners, ship managers and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies.  The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

The U.S. Oil Pollution Act of 1990 (“OPA”) established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills.  OPA affects all owners and operators whose vessels trade in the U.S., its territories and possessions or whose vessels operate in U.S. waters.  OPA allows for liability without regard to fault of vessel owners, operators and demise charterers for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels, including bunkers, in U.S. waters.  Such liability is potentially unlimited in cases of willful misconduct or gross negligence.  OPA also expressly permits individual states to impose their own liability regimes with regard to hazardous materials and oil pollution materials occurring within their boundaries, provided they accept, at a minimum, the levels of liability established under OPA.

On October 27, 2016, at MEPC 70, MEPC announced the results from a vote to ratify and formalize regulations mandating a reduction in sulfur emissions from 3.5% currently to 0.5% as of the beginning of 2020 rather than pushing the deadline back to 2025. By 2020 ships will now have to either remove sulfur from emissions through the use of emission scrubbers or buy fuel with low sulfur content. Scrubbers can cost $3-$10 million to install on existing ships.  If a vessel is not retrofitted with a scrubber, it will need to use low sulfur fuel, which is more expensive that standard marine fuel.  This increased demand for low sulfur fuel may result in an increase in prices for such fuel.

Recent action by the IMO’s Maritime Safety Committee and U.S. agencies indicate that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats.  This might cause companies to cultivate additional procedures for monitoring cybersecurity, which could require additional expenses and/or capital expenditures.  However, the impact of such regulations is hard to predict at this time.

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

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Arabian Sea, the Indian Ocean, the Gulf of Aden off the coast of Somalia, the Gulf of Guinea, and the Red Sea.  Sea piracy incidents continue to occur particularly in the Gulf of Aden, the Gulf of Guinea and increasingly in Southeast Asia; although some sources report there was a drop in the number of piracy incidents in 2016.  If these piracy attacks result in regions in which our vessels are deployed being characterized by insurers as “war risk” zones, or Joint War Committee (JWC) “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain, if available at all.  In addition, crew costs, including costs that may be incurred to the extent we employ onboard security guards, could increase in such circumstances.  We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us.  In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

The hull and machinery of commercial vessels must be certified as being “in class” by a classification society authorized by its country of registry.  The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the SOLAS Convention.  Our vessels are currently enrolled with the ABS, DNVGL, or Lloyd’s, each of which is a member of the IACS. Further, to trade internationally, a vessel must attain an ISSC from a recognized security organization.

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

From time to time, we operate vessels on spot charters either directly or by placing them in pools with similar vessels.  Spot charter arrangements generally provide that the vessel owner or pool operator bear the cost of fuel in the form of bunkers, which is a significant expense of operating the vessel.  We currently have 19 vessels operating in vessel pools and we may arrange for more vessels to do so, depending on market conditions.  Depending on the timing of increases in the price of fuel and market conditions, we or pool operators with whom we contract may be unable to pass along increases in fuel prices to our customers.  Currently, the majority of our vessels, excluding vessels operating in pools, are operating under standard time charter arrangements.  Under standard time charter arrangements, the charterer bears the cost of fuel in the form of bunkers.  At the commencement of a charter, the charterer purchases fuel from us at the then-prevailing market rates, and we are obligated to repurchase fuel at that same initial rate when the charterer redelivers the vessel back to us. Market rates at the time the charterer redelivers the vessel to us after completion of the charter (including any direct continuations) may be more or less than the prevailing market rates at the commencement of the charter.  In certain of our short-term time charter agreements, we sell the charterer the amount of the bunkers actually consumed and the charterer is required to redeliver the vessel to us without replenishment of the bunkers consumed. We believe the staggered nature of time charter expirations and the cyclical nature of fuel prices over time should reduce the risk of these repurchase obligations.  However, the date of redelivery of vessels and fluctuations in the price and supply of fuel are unpredictable and therefore these arrangements could result in losses or reductions in working capital that are beyond our control. As is customary in our industry, we do not use hedging agreements on fuel to mitigate these risks.  With respect to time charter agreements, we believe the variable expiration of the relevant contracts makes hedging agreements impractical or uneconomic.

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

Company Specific Risk Factors

We may face liquidity issues if current conditions in the drybulk market persist for a prolonged period.

The persistent, historically low rates in the drybulk shipping market have led to decreases in our overall revenues and operating losses on some of the charters we enter into.  As a result, we have experienced negative cash flows, and in turn, our liquidity has been negatively impacted in recent years.   While we have recently refinanced or amended our credit facilities and conducted an equity raise, if the current market environment persists or declines further over a prolonged period of time, we may have insufficient liquidity to fund ongoing operations or satisfy our obligations under our credit facilities, which may lead to a default under one or more of our credit facilities.

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

As a result, we could experience a material adverse effect on our business, results of operations, cash flows, financial condition, ability to pay dividends, and we may cease to continue as a going concern.  For a further discussion of our liquidity issues, see “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below.

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

As of March 27, 2017, approximately 56% of our vessels were in arrangements in which they were trading at spot market rates through spot market-related time charters or operating in a vessel pool.  Fifteen of our vessels were engaged under spot market-related time charter contracts that expire (assuming the option periods in the time charters are not exercised) between March 2017 and June 2018, and 19 of our vessels were trading in the spot charter market through participation in pool arrangements.  The remaining 27 of the vessels in our fleet were engaged under short-term time charters at fixed rates.  The charterhire rates for our vessels have sometimes declined below the operating costs of our vessels.  Because we currently charter most of our vessels on spot market-related time charters, we are exposed to the cyclicality and volatility of the spot charter market, and we do not have significant long-term, fixed-rate time charters to ameliorate the adverse effects of downturns in the spot market. Capesize vessels, which we operate as part of our fleet, have been particularly susceptible to weakness in spot charter rates.

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

We have derived a significant part of our revenues from a small number of charterers.  For the year ended December 31, 2016, approximately 80% of our revenues were derived from ten charterers. Of our total revenue for the year ended December 31, 2016, approximately 25.3% and 23.0% of our revenues were derived from two charterers, Swissmarine and Clipper, respectively.  If we were to lose any of these charterers, or if any of these charterers significantly reduced its use of our services or was unable to make charter payments to us, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel.  The average age of the vessels in our current fleet is approximately 9.2 years.  Older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology and cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

We are currently prohibited from paying dividends under certain of our facilities other than limited dividend amounts attributable to wholly-owned, non-recourse subsidiaries that meet certain criteria under our credit facilities.  The longest such restriction is in effect until December 31, 2020.  Following December 31, 2020, the amount of dividends we may pay is generally limited based on the amount of our unrestricted cash and cash equivalents as compared to the minimum liquidity amount in effect from time to time under the $400 Million Credit Facility and the 2014 Term Loan Facilities, the repayment of at least $25 million of the loan under the $98 Million Credit Facility, and the ratio of the value of vessels and certain other collateral pledged under each of our credit facilities to the amount of the loan outstanding under such facility.  In addition, under the $98 Million Credit Facility, dividends may only be paid out of excess cash flow of Genco and its subsidiaries (as defined in such facility).

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

If management is unable to continue to provide reports as to the effectiveness of our internal control over financial reporting or our independent registered public accounting firm is unable to continue to provide us with unqualified attestation reports as to the effectiveness of our internal control over financial reporting if required, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this and each of our future annual reports on Form 10-K a report containing our management’s assessment of the effectiveness of our internal control over financial reporting and, if we are an accelerated or large accelerated filer, a related attestation of our independent registered public accounting firm.  As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, management concluded that our internal controls over financial reporting were not effective as of December 31, 2014 as a result of internal control design deficiencies limited to certain aspects of our implementation of fresh-start accounting.  Our independent registered public accounting firm’s attestation report as to the effectiveness of our internal control over financial reporting was adverse as a result.  If, in such future annual reports on Form 10-K, our management cannot provide a report as to the effectiveness of our internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified attestation report as to the effectiveness of our internal control over financial reporting if required by Section 404, investors could lose confidence in the reliability of our Consolidated Financial Statements, which could result in a decrease in the value of our common stock.

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

In 2017, we expect to pay U.S. tax on U.S. source income, which will reduce our net income and cash flows.

If we do not qualify for an exemption pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, as amended, or the “Code” (which we refer to as the “Section 883 exemption”), then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources.  If we are subject to such tax, our net income and cash flows would be reduced by the amount of such tax.

We will qualify for the Section 883 exemption if, among other things, (i) our stock is treated as primarily and regularly traded on an established securities market in the United States (which we refer to as the “publicly traded test”), or (ii) we satisfy the qualified shareholder test or the controlled foreign corporation test.  Under applicable Treasury Regulations, the publicly-traded test cannot be satisfied in any taxable year in which persons who actually or constructively own 5% or more of our stock (which we sometimes refer to as “5% shareholders”), together own 50% or more of our stock (by vote and value) for more than half the days in such year (which we sometimes refer to as the “five percent override rule”), unless an exception applies.  A foreign corporation satisfies the qualified shareholder test if more than 50 percent of the value of its outstanding shares is owned (or treated as owned by applying certain attribution rules) for at least half of the number of days in the foreign corporation’s taxable year by one or more “qualified shareholders.”  A qualified shareholder includes a foreign corporation that, among other things, satisfies the publicly traded test.

Based on the ownership and trading of our stock in 2016, we believe that we satisfied the publicly traded test and qualified for the Section 883 exemption in 2016.  If we do not qualify for the Section 883 exemption, our U.S. source shipping income, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the U.S., would be subject to a 4% tax without allowance for deductions (which we sometimes refer to as the “U.S. gross transportation income tax”).  With respect to application of the publicly traded test for 2017, more than 50% of our stock (by vote and value) is owned by 5% shareholders as of the date of this report.  Absent changes in the ownership of our stock, we do not anticipate satisfying the publicly traded test in 2017.  We also do not anticipate satisfying the qualified shareholder or controlled foreign corporation test.  Thus, absent changes in the ownership of our stock, we do not anticipate qualifying for the Section 883 exemption for 2017 as of the date of this report.  Assuming GS&T’s 2017 gross shipping income attributable to transportation beginning or ending in the U.S. is the same as such income in 2016, GS&T would be subject to a U.S. gross transportation income tax in 2017 of approximately $0.2 million.

In addition to our shipping income, we derived income from the technical and commercial management services that we provided to Baltic Trading (until the date of the Merger with Baltic Trading on July 17, 2015) and MEP (until December 31, 2016), which resulted in U.S. source service income for which we were subject to and paid U.S. federal income tax on a net basis.  This taxable net income totaled approximately $1.5 million, $3.9 million and $2.2 million during the years ended December 31, 2016 and 2015 and for the period from July 9 to December 31, 2014.  Additionally, this taxable net income totaled approximately $1.7 million during the period from January 1 to July 9, 2014.  As of December 31, 2016, we no longer provide technical and management services to any third parties.

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

Certain shareholders currently hold significant percentages of our post-restructuring common stock. As of January 4, 2017, after the conversion of the Series A Preferred Shares to common stock, affiliates of Centerbridge Partners, L.P. owned approximately 30.2%; affiliates of Apollo Global Management owned approximately 15.7%; and affiliates of Strategic Value Partners, LLC owned approximately 29.5% of our common stock.

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

We entered into a registration rights agreement that provides parties who received 10% or more of our common stock in our reorganization with demand and piggyback registration rights. This agreement was amended and restated in connection with our $125 million equity raise to cover shares issued to Centerbridge, SVP, and Apollo.  We entered into an additional registration rights agreement that required us to file a resale registration statement to cover the shares issued in such equity raise.  Such registration statement became effective on January 18, 2017 with respect to the resale of 27,061,856 shares of our common stock.

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

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations and expose us to liability which could materially adversely impact our business.

In the ordinary course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information and customer and employee data, and may have access to confidential information in the conduct of our business. Despite our cybersecurity measures (including monitoring of networks and systems, and maintenance of backup and protective systems) which are continuously reviewed and upgraded, our information technology networks and infrastructure may still be vulnerable to damage, disruptions, or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could materially adversely affect our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real property.  In September 2005, we entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  On January 6, 2012, we ceased use of this space and entered into a sublease agreement effective November 1, 2013.  Pursuant to the Plan that was approved by the Bankruptcy Court, we rejected the lease agreement on the Effective Date.  On August 10, 2016, we settled this outstanding lease liability.  Refer to Note 21 — Commitments and Contingencies in our Consolidated Financial statements for further information.

Effective April 4, 2011, we entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011.  Following the expiration of the free base rental period, the monthly base rental payments are $82,000 per month until May 31, 2015 and thereafter will be $90,000 per month until the end of the seven-year term.  We have also entered into a direct lease with the over-landlord of such office space that commences immediately upon the expiration of such sub-sublease agreements, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expirations of the free base rental period, the monthly base rental payments will be $186,000 per month from October 1, 2018 to April 30, 2023 and $204,000 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitute one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the entire lease from June 1, 2011 to September 30, 2025 was $130,000. On the Effective Date, a revised straight-line rent calculation was completed as part of fresh-start reporting which resulted in a revised monthly straight-line rental expense of $150,000 beginning on the Effective Date until September 30, 2025.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows:  $1.1 million for 2017, $0.9 million for 2018, $2.2 million annually for 2019 through 2021 and a total of $8.9 million for the remaining term of the lease.

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

On July 9, 2015, plaintiffs in that action moved to enjoin the merger vote, scheduled to take place on July 17, 2015.  The motion was thereafter fully briefed and argued on July 15, 2015 (the “Preliminary Injunction Denial”).  The motion to enjoin the vote was denied.  Plaintiffs sought an emergency injunction and temporary restraining order from the New York State Appellate Division, First Department the following day, on July 16, 2015.  The Appellate Division denied the request, and the vote, and subsequent merger, proceeded as scheduled on July 17, 2015.  Plaintiffs thereafter withdrew the appeal.

On June 30, 2015, Defendants had moved to dismiss the Consolidated Complaint in its entirety.  Plaintiffs subsequently served an Amended Consolidated Complaint, and Defendants directed their motion to dismiss to that amended complaint.  The motion to dismiss was granted and the Amended Consolidated Complaint was dismissed with prejudice on August 29, 2016 (the “Dismissal Decision”).

On September 29, 2016, plaintiffs filed a Notice of Appeal with the Supreme Court of the State of New York, County of New York, which recites their appeal of the Dismissal Decision, “including ... and as referenced in” the Dismissal Decision, the Preliminary Injunction Denial.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Prior to the effective date of our plan of reorganization, our common stock traded on the New York Stock Exchange (the “NYSE”), the OTCQB marketplace, and the OTC Pink marketplace.  Upon such effective date, our original common stock was canceled, and our new common stock subsequently began trading on the OTC Bulletin Board under the symbol “GSKNF.”  The following table summarized the quarterly high and low bid quotations prices per share of our common stock as reported on the OTC markets from January 1, 2015 to July 17, 2015.  The OTC markets quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  On July 20, 2015, after consummation of the Merger with Baltic Trading as discussed in Item 1, “Business,” our stock commenced trading on the NYSE under the symbol “GNK.” On July 7, 2016, we completed a one-for-ten reverse stock split of our common stock.  As a result, the high and low prices for the common stock below reflect the reverse stock split.  The following table sets forth for the periods indicated the high and low prices for the common stock as reported by the NYSE for the period from July 20, 2015 to December 31, 2016:

FISCAL YEAR ENDED DECEMBER 31, 2016	HIGH	LOW

1st Quarter	$17.40	$4.52
2nd Quarter	$12.00	$4.50
3rd Quarter	$7.49	$3.62
4th Quarter	$14.75	$4.17

FISCAL YEAR ENDED DECEMBER 31, 2015	HIGH	LOW

1st Quarter	$135.00	$82.50
2nd Quarter	$87.00	$66.50
3rd Quarter	$78.50	$38.20
4th Quarter	$39.70	$11.20

As of March 27, 2017, there were approximately 39 holders of record of our common stock.

We have not declared or paid any dividends since the third quarter of 2008 and currently do not plan to resume the payment of dividends. For a discussion of restrictions applicable to our payment of dividends, please see “Liquidity and Capital Resources—Dividends” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below.

PART II

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	Successor			Predecessor
			Period from	Period from
			July 9 to	January 1 to
	For the Years Ended December 31,		December 31,	July 9,	For the Years Ended December 31,
	2016	2015	2014 (5)	2014 (5)	2013	2012
Income Statement Data:
(U.S. dollars in thousands except for share and per share amounts)
Revenues:
Voyage revenues	$133,246	$150,784	$98,817	$118,759	$224,179	$223,159
Service revenues	2,340	3,175	1,584	1,701	3,285	3,294
Total revenues	$135,586	$153,959	$100,401	$120,460	$227,464	$226,453

Operating Expenses:
Voyage expenses	13,227	20,257	7,525	4,140	8,046	7,009
Vessel operating expenses	113,636	122,008	56,943	64,670	111,671	114,318
General and administrative expenses (inclusive of nonvested stock amortization expense of $20,680, $42,136, $20,405, $4,352, $4,482 and $5,864, respectively) (3)	45,174	74,941	32,790	26,894	25,873	27,590
Technical management fees (3)	8,932	8,961	4,125	4,477	8,158	8,083
Depreciation and amortization	76,330	79,556	36,714	75,952	140,743	139,063
Other operating income	(960)	—	(530)	—	(121)	(265)
Impairment of vessel assets	69,278	39,893	—	—	—	—
(Gain) loss on sale of vessels	(3,555)	1,210	—	—	—	—
Goodwill impairment	—	—	166,067	—	—	—

Total operating expenses	322,062	346,826	303,634	176,133	294,370	295,798

Operating loss	(186,476)	(192,867)	(203,233)	(55,673)	(66,906)	(69,345)
Other expense	(30,300)	(58,595)	(7,538)	(41,122)	(88,217)	(87,209)

Loss before reorganization items, net	(216,776)	(251,462)	(210,771)	(96,795)	(155,123)	(156,554)
Reorganization items, net	(272)	(1,085)	(1,591)	(915,640)	—	—

Net loss before income taxes	(217,048)	(252,547)	(212,362)	(1,012,435)	(155,123)	(156,554)
Income tax expense	(709)	(1,821)	(996)	(815)	(1,898)	(1,222)
Net loss	(217,757)	(254,368)	(213,358)	(1,013,250)	(157,021)	(157,776)
Less: Net loss attributable to noncontrolling interest	—	(59,471)	(31,064)	(62,101)	(9,280)	(12,848)
Net loss attributable to Genco Shipping & Trading Limited	$(217,757)	$(194,897)	$(182,294)	$(951,149)	$(147,741)	$(144,928)
Net loss per share - basic (1)	$(30.03)	$(29.61)	$(30.20)	$(21.83)	$(3.42)	$(3.47)
Net loss per share - diluted (1)	$(30.03)	$(29.61)	$(30.20)	$(21.83)	$(3.42)	$(3.47)
Weighted average common shares outstanding - Basic (1)	7,251,231	6,583,163	6,036,051	43,568,942	43,249,070	41,727,075
Weighted average common shares outstanding - Diluted (1)	7,251,231	6,583,163	6,036,051	43,568,942	43,249,070	41,727,075

	Successor			Predecessor
			Period from	Period from
			July 9 to	January 1 to
	For the Years Ended December 31,		December 31,	July 9,	For the Years Ended December 31,
	2016	2015	2014 (5)	2014 (5)	2013	2012
Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash, including restricted cash	$169,068	$140,889	$113,109	$ N/A	$132,872	$82,750
Total assets (2)	1,568,960	1,714,663	1,745,155	N/A	2,952,159	2,837,438
Total debt (current and long-term, including notes payable, net of deferred financing costs) (2)	513,020	579,023	422,377	N/A	1,474,969	1,407,506
Total equity	1,029,699	1,105,966	1,292,774	N/A	1,308,805	1,261,207
Other Data:
(U.S. dollars in thousands)

Net cash used in operating activities	$(49,982)	$(56,086)	$(26,835)	$(33,317)	$(3,144)	$(18,834)
Net cash provided by (used in) investing activities	6,873	(56,774)	(44,101)	(30,535)	(146,555)	(3,669)
Net cash provided by (used in) financing activities	55,435	150,520	18,273	77,207	199,821	(132,865)

EBITDA (4)	$(112,469)	$(93,598)	$(137,010)	$(833,366)	$83,041	$82,537

(1)

On July 7, 2016, we completed a one-for-ten reverse stock split with no change in par value per share.  The authorized shares of the common stock were not adjusted.  All common share and per share amounts of the Successor Company prior to July 7, 2016 have retroactively adjusted to reflect the reverse stock split.

(2)

In the first quarter of 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03 where certain deferred financing costs that were previously presented as a non-current asset were reclassified from non-current assets to a reduction of current and long-term debt.  Deferred financing costs reclassified as of December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013 and December 31, 2012 were $11.4 million, $9.4 million, $7.8 million, $5.1 million and $5.9 million, respectively.

(3)

During the year ended December 31, 2016, we opted to break out expenses previously classified as General, administrative and management fees into two separate categories to provide a greater level of detail of the underlying expenses.  These fees were broken out into General and administrative expenses and Technical management fees.  This change was made retrospectively for comparability purposes and there was no effect on the Net Loss for the Successor Company for the years ended December 31, 2016 and 2015 and for the period from July 9 to December 31, 2014 or for the Predecessor Company for the period from January 1 to July 9, 2014 and for the years ended December 31, 2013 and 2012.

(4)

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

	Successor			Predecessor
			Period from	Period from
			July 9 to	January 1 to
	For the Years Ended December 31,		December 31,	July 9,	For the Years Ended December 31,
	2016	2015	2014 (5)	2014 (5)	2013	2012
Net loss attributable to Genco Shipping & Trading Limited	$(217,757)	$(194,897)	$(182,294)	$(951,149)	$(147,741)	$(144,928)
Net interest expense	28,249	19,922	7,574	41,016	88,141	87,180
Income tax expense	709	1,821	996	815	1,898	1,222
Depreciation and amortization	76,330	79,556	36,714	75,952	140,743	139,063

EBITDA (4)	$(112,469)	$(93,598)	$(137,010)	$(833,366)	$83,041	$82,537

(5)

The period from July 9 to December 31, 2014 (Successor Company) and the period from January 1 to July 9, 2014 (Predecessor Company) are distinct reporting periods as a result of our emergence from bankruptcy on July 9, 2014 as reported in our Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Excluding the Genco Wisdom, Genco Carrier, Genco Reliance and Genco Success which were sold during January, February and March 2017, our fleet currently consists of 61 drybulk vessels, including 13 Capesize, six Panamax, four Ultramax, 21 Supramax, two Handymax and 15 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 4,735,000 deadweight tons (“dwt”), and the average age of our fleet is currently approximately 9.2 years.  We seek to deploy our vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers, including Swissmarine and Clipper.  The majority of the vessels in our current fleet are presently engaged under time charter, spot market-related time charter and vessel pool contracts that expire (assuming the option periods in the time charters are not exercised) between March 2017 and June 2018.

See pages 9 - 12 for a table of all vessels in our fleet.

On June 8, 2016, we entered into a Commitment Letter for a senior secured loan facility (the “$400 Million Credit Facility”) for an aggregate principal amount of up to $400 million, which was subject to completion of an equity financing of at least $125 million.  We entered into subsequent amendments to the Commitment Letters which extended existing waivers through November 15, 2016 and the $400 Million Credit Facility was finalized on November 10, 2016.  The $400 Million Credit Facility was utilized to refinance the outstanding debt under the $100 Million Term Loan Facility, $253 Million Term Loan Facility, $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and 2015 Revolving Credit Facility, each as defined in Note 9 — Debt of the Consolidated Financial Statements (collectively, the “Prior Facilities”).  Refer to Note 9 — Debt in our Consolidated Financial Statements for further information about the $400 Million Credit Facility.

As a condition to the effectiveness of the amended Commitment Letter, we entered into stock purchase agreements (the “Purchase Agreements”) effective as of October 4, 2016 with Centerbridge, SVP and Apollo for the purchase of our Series A Convertible Preferred Stock for an aggregate of up to $125 million in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The purchase price of the Series A Preferred Stock under each of the Purchase Agreements is $4.85 per share.  An additional 1,288,660 shares of Series A Preferred Stock were issued to Centerbridge, SVP and Apollo as a commitment fee on a pro rata basis.  The purchase price and the other terms and conditions of the transaction were established in arm’s length negotiations between an independent special committee of the Board of the Directors of the Company (the “Special Committee”).  The Special Committee unanimously approved the transaction.

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

On November 15, 2016, pursuant to the Purchase Agreements, we completed the private placement of 27,061,856 shares of Series A Preferred Stock which included 25,773,196 shares at a price per share of $4.85 and an additional 1,288,660 shares issued as a commitment fee on a pro rate basis as noted above.  On January 4, 2017, our shareholders approved at a Special Meeting of Shareholders the issuance of up to 27,061,856 shares of common stock of the Company upon the conversion of shares of the Series A Preferred Stock, par value $0.01 per share, which were purchased by certain investors in a private placement (the “Conversion Proposal”).  As a result of shareholder approval of the Conversion Proposal, all outstanding 27,061,856 shares of Series A Preferred Stock were automatically and mandatorily converted into 27,061,856 shares of common stock of the Company on January 4, 2017.  Refer to Note 1 — General Information and Note 9 — Debt in our Consolidated Financial Statements.

Pursuant to the Commitment Letter entered into on June 8, 2016 and the final executed $400 Million Credit Facility, we were required to sell or scrap ten of our vessels.  On April 5, 2016, the Board of Directors unanimously approved scrapping the Genco Marine.  We reached an agreement on May 6, 2016 to sell the Genco Marine, a 1996-built Handymax vessel, to be scrapped with Ace Exim Pte Ltd., a demolition yard, which was completed on May 17, 2016.

During October 2016, we reached agreements with third-parties to sell three of our vessels, the Genco Pioneer (a 1999-built Handysize vessel), the Genco Sugar (a 1998-built Handysize vessel) and the Genco Leader (a 1999-built Panamax vessel).   These sales were completed during October and November 2016. Additionally, during November 2016 we reached an agreement with a third-party to sell the Genco Acheron (a 1999-built Panamax vessel) for which the sale was completed during December 2016.  Also, during December 2016 the Board of Directors unanimously approved the sale of the Genco Success (a 1997-built Handymax vessel), the Genco Prosperity (a 1997-built Handymax vessel) and the Genco Wisdom (a 1997-built Handymax vessel).  These vessel assets were classified as held for sale in the Consolidated Balance Sheet as of December 31, 2016.  The sale of the Genco Wisdom and Genco Success were completed during January 2017 and March 2017, respectively, and the Genco Prosperity is expected to be sold by June 15, 2017.  Lastly, during January 2017, the Board of Directors unanimously approved the sale of the Genco Carrier (a 1998-built Handymax vessel) and the Genco Reliance (a 1999-built Handysize vessel).  The sales of these vessels were completed during February 2017.  Refer to Note 5 – Vessel Acquisitions and Dispositions and Note 28 — Subsequent Events in our Consolidated Financial Statements for further details.

On October 13, 2016, Peter C. Georgiopoulos resigned as our Chairman of the Board and a director of the Company.  The Board of Directors appointed Arthur L. Regan, a current director of the Company, as Interim Executive Chairman of the Board.  In connection with his departure, Mr. Georgiopoulos entered into a Separation Agreement and a Release Agreement with the Company on October 13, 2016.  Under the terms of these agreements, subject to customary conditions, Mr. Georgiopoulos received an amount equal to the annual Chairman’s fee awarded to him in recent years of $0.5 million as a severance payment and full vesting of his unvested equity awards, which consist of grants of 68,581 restricted shares of the Company’s common stock and warrants exercisable for approximately 213,937 shares of the Company’s common stock with an exercise per share ranging $259.10 to $341.90.  Refer to Note 23 — Stock-Based Compensation in our Consolidated Financial Statements.  The agreements also contain customary provisions pertaining to confidential information, releases of claims by Mr. Georgiopoulos, and other restrictive covenants.

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

We formerly provided technical services for drybulk vessels purchased by Maritime Equity Partners LLC (“MEP”) under an agency agreement between us and MEP.  These services included oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but did not include chartering services.  The services were initially provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and were provided for an initial term of one year.  Our arrangement with MEP was approved by an independent committee of our Board of Directors.  On September 30, 2015, under the oversight of an independent committee of our Board of Directors, Genco Management (USA) Limited and MEP entered into certain agreements under which MEP paid $2.2 million of the amount of service fees in arrears (of which $0.3 million was paid in 2016 by the new owners of five of the MEP vessels sold in January 2016 as described below) and the daily service fee was reduced from $750 to $650 per day effective on

October 1, 2015.  During January 2016 and the three months ended September 30, 2016, five and seven of MEP’s vessels, respectively, were sold to third parties,  upon which these vessels were no longer subject to the agency agreement.  Based upon the September 30, 2015 agreement, termination fees were due in the amount $0.3 million and $0.8 million, respectively, which was assumed by the new owners of the MEP vessels that were sold.  The amount of these termination fees has been paid in full.  The daily service fees earned for the year ended December 31, 2016 have been paid in full.  At December 31, 2016, all MEP vessels have been sold and the Companies have been dissolved.

Year ended December 31, 2016 compared to the year ended December 31, 2015

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the years ended December 31, 2016 and 2015 on a consolidated basis, which includes the operations of Baltic Trading.

	For the Years Ended
	December 31,		Increase
	2016	2015	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	4,758.0	4,745.0	13.0	0.3%
Panamax	2,850.9	2,920.0	(69.1)	(2.4)%
Ultramax	1,464.0	960.8	503.2	52.4%
Supramax	7,686.0	7,665.0	21.0	0.3%
Handymax	1,967.7	2,190.0	(222.3)	(10.2)%
Handysize	6,449.3	6,570.0	(120.7)	(1.8)%

Total	25,175.9	25,050.8	125.1	0.5%

Available days (2)
Capesize	4,726.0	4,680.2	45.8	1.0%
Panamax	2,615.9	2,812.3	(196.4)	(7.0)%
Ultramax	1,464.0	949.8	514.2	54.1%
Supramax	7,491.2	7,194.3	296.9	4.1%
Handymax	1,806.0	1,965.0	(159.0)	(8.1)%
Handysize	6,353.9	6,368.9	(15.0)	(0.2)%

Total	24,457.0	23,970.5	486.5	2.0%

Operating days (3)
Capesize	4,722.8	4,634.1	88.7	1.9%
Panamax	2,561.5	2,810.1	(248.6)	(8.8)%
Ultramax	1,458.4	948.8	509.6	53.7%
Supramax	7,396.3	6,972.6	423.7	6.1%
Handymax	1,733.7	1,906.0	(172.3)	(9.0)%
Handysize	6,291.7	6,356.1	(64.4)	(1.0)%

Total	24,164.4	23,627.7	536.7	2.3%

Fleet utilization (4)
Capesize	99.9%	99.0%	0.9%	0.9%
Panamax	97.9%	99.9%	(2.0)%	(2.0)%
Ultramax	99.6%	99.9%	(0.3)%	(0.3)%
Supramax	98.7%	96.9%	1.8%	1.9%
Handymax	96.0%	97.0%	(1.0)%	(1.0)%
Handysize	99.0%	99.8%	(0.8)%	(0.8)%

Fleet average	98.8%	98.6%	0.2%	0.2%

	For the Years Ended
	December 31,		Increase
	2016	2015	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$4,674	$6,059	$(1,385)	(22.9)%
Panamax	4,544	4,550	(6)	(0.1)%
Ultramax	6,234	7,316	(1,082)	(14.8)%
Supramax	5,075	5,176	(101)	(2.0)%
Handymax	4,428	5,255	(827)	(15.7)%
Handysize	4,864	5,473	(609)	(11.1)%

Fleet average	4,907	5,445	(538)	(9.9)%

Daily vessel operating expenses (6)
Capesize	$4,935	$5,259	$(324)	(6.2)%
Panamax	4,416	4,744	(328)	(6.9)%
Ultramax	4,613	4,747	(134)	(2.8)%
Supramax	4,657	4,929	(272)	(5.5)%
Handymax	4,240	5,064	(824)	(16.3)%
Handysize	4,136	4,531	(395)	(8.7)%

Fleet average	4,514	4,870	(356)	(7.3)%

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

	Successor
	For the Year Ended December 31,
	2016	2015
Voyage revenues (in thousands)	$133,246	$150,784
Voyage expenses (in thousands)	13,227	20,257
	120,019	130,527
Total available days	24,457.0	23,970.5
Total TCE rate	$4,907	$5,445

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

Operating Data

The following tables represent the operating data and certain balance sheet data for the years ended December 31, 2016 and 2015 on a consolidated basis, which includes the operations of Baltic Trading.  On July 7, 2016, the Company completed a one-for-ten reverse stock split of its common stock.  As a result, all share and per share information included for all periods presented reflect the reverse stock split.  Refer to Note 7 — Net Loss per Common Share and Note 23 — Stock-Based Compensation in our Consolidated Financial Statements.

	Successor
	For the Years Ended December 31,
	2016	2015	Change	% Change
Income Statement Data:
(U.S. Dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$133,246	$150,784	$(17,538)	(11.6)%
Service revenues	2,340	3,175	(835)	(26.3)%

Total revenues	135,586	153,959	(18,373)	(11.9)%

Operating Expenses:
Voyage expenses	13,227	20,257	(7,030)	(34.7)%
Vessel operating expenses	113,636	122,008	(8,372)	(6.9)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $20,680 and $42,136, respectively)	45,174	74,941	(29,767)	(39.7)%
Technical management fees	8,932	8,961	(29)	(0.3)%
Depreciation and amortization	76,330	79,556	(3,226)	(4.1)%
Other operating income	(960)	—	(960)	100.0%
Impairment of vessel assets	69,278	39,893	29,385	73.7%
(Gain) loss on sale of vessels	(3,555)	1,210	(4,765)	(393.8)%

Total operating expenses	322,062	346,826	(24,764)	(7.1)%

Operating loss	(186,476)	(192,867)	6,391	(3.3)%
Other expense	(30,300)	(58,595)	28,295	(48.3)%

Loss before reorganization items, net	(216,776)	(251,462)	34,686	(13.8)%
Reorganization items, net	(272)	(1,085)	813	(74.9)%

Loss before income taxes	(217,048)	(252,547)	35,499	(14.1)%
Income tax expense	(709)	(1,821)	1,112	(61.1)%

Net loss	(217,757)	(254,368)	36,611	(14.4)%
Less: Net loss attributable to noncontrolling interest	—	(59,471)	59,471	(100.0)%
Net loss attributable to Genco Shipping & Trading Limited	$(217,757)	$(194,897)	$(22,860)	11.7%

Net loss per share - basic	$(30.03)	$(29.61)	$(0.42)	1.4%
Net loss per share - diluted	$(30.03)	$(29.61)	$(0.42)	1.4%
Weighted average common shares outstanding - basic	7,251,231	6,583,163	$668,068	10.1%
Weighted average common shares outstanding - diluted	7,251,231	6,583,163	$668,068	10.1%

	Successor
	For the Years Ended December 31,
	2016	2015	Change	% Change
Balance Sheet Data:
(U.S. Dollars in thousands, at end of period)
Cash, including restricted cash	$169,068	$140,889	$28,179	20.0%
Total assets	1,568,960	1,714,663	(145,703)	(8.5)%
Total debt (current and long-term, net of deferred financing fees)	513,020	579,023	(66,003)	(11.4)%
Total equity	1,029,699	1,105,966	(76,267)	(6.9)%

Other Data:
(U.S. Dollars in thousands)
Net cash used in operating activities	$(49,982)	$(56,086)	6,104	(10.9)%
Net cash provided by (used in) investing activities	6,873	(56,774)	63,647	(112.1)%
Net cash provided by financing activities	55,435	150,520	(95,085)	(63.2)%

EBITDA (1)	(112,469)	(93,598)	$(18,871)	20.2%

(1)

EBITDA represents net (loss) income attributable to Genco Shipping & Trading plus net interest expense, taxes and depreciation and amortization.  Refer to pages 48 - 49 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading for each of the periods presented above.

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

During 2016, voyage revenues decreased by $17.5 million, or 11.6%, as compared to 2015. The decrease in voyage revenues was primarily due lower spot market rates achieved by the majority of our vessels.

The average TCE rate of our fleet decreased 9.9% to $4,907 a day during 2016 from $5,445 a day during 2015.  The decrease in TCE rates resulted from lower rates achieved by the majority of the vessels in our fleet during 2016 as compared to 2015.

The Baltic Dry Index, or BDI (a drybulk index) displayed volatility throughout 2016 following a generally weak environment in 2015.  The BDI came under considerable pressure towards the end of 2015, which carried into the beginning of 2016.  The downward trajectory of the BDI continued as an all-time low of 290 was reached on February 10, 2016.  The fragile supply and demand balance that existed at the end of 2015 was only exacerbated by the seasonal increase of newbuilding deliveries in the early portion of 2016 as well as the occurrence of the Chinese New Year holiday.  Subsequently, there was a marginal rise in the BDI over the next two months as the BDI concluded April of 2016 at 703.  Throughout the summer months, the BDI remained mostly range bound before experiencing considerable volatility that began in September and persisted to the end of the year.  This included the BDI reaching a 2016 peak of 1,257 on November 18, 2016, the highest marked recorded since November 2014.  The preeminent driver behind the BDI increase was higher Chinese steel production which led to augmented demand for seaborne iron ore cargoes.  Furthermore, China reduced domestic coal output which lead to increased demand for internationally sourced coal reversing a previous trend of decreasing Chinses coal imports.  On the supply side in 2016, the drybulk fleet grew at the slowest pace since 1999 at 2.3% which resulted from a record pace of vessel demolitions during the first half of the year as well as record slippage of newbuilding orders. In 2017, the index started off at 953 on January 3, 2017 and after increasing marginally has since retreated to 859 as of February 28, 2017.  Excess vessel supply has continued to weigh on the drybulk market at the start of 2017 as newbuilding vessel deliveries have surged in line with historical seasonality, leading to considerable fleet growth.  Overall, cargo disruptions, excess supply and the onset of the Chinese New Year have been negative contributors to the freight rate environment in 2017 to date.  Given the fact that a majority of our vessels are chartered on short-term and spot market-related rates, we expect that the weak rate environment will adversely impact our first quarter 2017 revenues and results of operations as compared to the last two months of 2016.

For 2016 and 2015, we had ownership days of 25,175.9 days and 25,050.8 days, respectively.  The increase in ownership days is primarily a result of the delivery of two Ultramax newbuilding vessels during the second half of 2015, partially offset by the sale of four of our vessels and scrapping of one vessel during 2016.  Total available days increased to 24,457.0 days during 2016 as compared to 23,970.5 during 2015.  The increase in available days was due to the increase in ownership days noted above as well a decrease in repositioning days during 2016 as compared to 2015. Our fleet utilization increased marginally from 98.6% during 2015 to 98.8% during 2016.

Please see pages 9 - 12 for a table that sets forth information about the current employment of the vessels in our fleet.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services included oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but did not include chartering services.  The services were provided for a fee of $750 per ship per day until October 1, 2015, when the daily fees were reduced to $650 per ship per day pursuant to an agreement entered into between Genco Management (USA) LLC and MEP.  During the year ended December 31, 2016, total service revenue decreased by $0.8 million as compared to the year ended December 31, 2015.  The decrease was primarily a result of a $2.1 million decrease in management fees due to the combination of the sale of five and seven of the MEP vessels during January 2016 and the third quarter of 2016, respectively, as well as the decrease in daily management fees.  These decreases were partially offset by an increase in the termination fees of $1.1 million during 2016 related to the sale of the aforementioned 12 MEP vessels.

VOYAGE EXPENSES-

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer.  There are certain other non-specified voyage expenses such as commissions which are typically borne by us.  Voyage expenses include port and canal charges, fuel (bunker) expenses and brokerage commissions payable to unaffiliated third parties.  Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the vessel owner.  At the inception of a time charter, we record the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses.  In short-

term time charters, voyage expenses include the cost of bunkers consumed pursuant to the terms of the time charter agreement.

Voyage expenses decreased by $7.0 million from $20.3 million during 2015 to $13.2 million during 2016.   The decrease was primarily due to a $2.4 million decrease in net bunker losses recorded during 2016 as compared to 2015 based on the difference between the cost basis of our bunker inventory and the price of the bunkers sold to the next charterer.  Additionally, during 2016 there was a $1.6 million decrease in the write down of our bunker inventory at the end of each quarter based on lower of cost or market adjustments as there was more bunker inventory that was required to be written down to market during 2015.  Lastly, there was a $1.6 million decrease in bunker consumption during 2016 in addition to a $1.0 million decrease in the cost of bunkers consumed during short-term time charters.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $8.4 million from $122.0 million during 2015 to $113.6 million during 2016.  This decrease was primarily due to the operation of a smaller fleet as a result of the sale of five vessels during 2016, in addition to lower insurance, stores, spares and maintenance related expenses.

Average daily vessel operating expenses for our fleet decreased by $356 per day from $4,870 per day during 2015 as compared to $4,514 in 2016.  The decrease in daily vessel operating expenses was primarily due to lower expenses related to maintenance as well as crewing and insurance. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the year ended December 31, 2016 were $306 below the weighted-average budgeted rate of $4,820 per day.

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

Based on our management’s estimates and budgets provided by our technical manager for our fleet of 60 vessels (which excludes the Genco Prosperity that will be sold), we expect our vessels to have average daily vessel operating expenses during 2017 of:

Average Daily
Vessel Type	Budgeted Amount
Capesize	$4,889
Panamax	4,494
Ultramax	4,642
Supramax	4,332
Handymax	4,128
Handysize	4,145

Based on these average daily budgeted amounts by vessel type, we expect our fleet to have average daily vessel operating expenses of $4,440 during 2017.

GENERAL AND ADMINISTRATIVE EXPENSES-

We incur general and administrative expenses which relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, rent, legal, auditing and other professional expenses. General and administrative expenses includes nonvested stock amortization expense which represents the amortization of stock-based compensation that has been issued to our Directors and employees pursuant to the Management Incentive Program (the “MIP”), the 2015 Equity Incentive Plan the Baltic Trading Plan (prior to the Merger), refer to Note 23 — Stock-Based Compensation in our Consolidated

Financial Statements.  General and administrative expenses also include legal and professional fees associated with our credit facilities which are not capitalizable to deferred financing costs.

General and administrative expenses decreased by $29.8 million from $74.9 million during 2015 to $45.2 million during 2016.  The decrease was primarily due to a $21.5 million decrease in nonvested stock amortization expense. This decrease was primarily due to the exercisability of the first and second tranche of MIP warrants, as well as the vesting of restricted shares issued under the MIP, on August 7, 2015 and August 8, 2016.  Additionally, the decrease was due to the automatic vesting of outstanding Baltic Trading restricted shares upon the effective date of the Merger, July 17, 2015.  Lastly, upon the resignation of Peter C. Georgiopoulos, former Chairman of the Board of Directors, on October 13, 2016, the amortization of his outstanding restricted shares and warrants were accelerated.  Refer to Note 23 — Stock-Based Compensation in our Consolidated Financial Statements for further information.

Additionally, the decrease in general and administrative expense was due to a $13.5 million decrease in legal fees related to the merger with Baltic Trading that was completed on July 17, 2015.  These decreases were partially offset by an increase of $2.6 million of legal fees incurred during 2016 due to the new $400 Million Credit Facility that was entered into the Company on November 10, 2016 and the concurrent amendment of our $98 Million Credit Facility and the 2014 Term Loan Facilities (Refer to Note 9 — Debt in our Consolidated Financial Statements), in addition to a $2.3 million increase in legal fees incurred related to equity financing.

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

Depreciation and amortization expenses decreased by $3.2 million from $79.6 million during 2015 to $76.3 million during 2016.  This decrease was primarily due to a decrease in depreciation expense for the nine vessels which were deemed impaired at June 30, 2016 and were written down to their net realizable value at June 30, 2016.  Four of these vessels were subsequently sold during the fourth quarter of 2016.  Additionally, there was a decrease in depreciation for the Genco Marine which was scrapped on May 17, 2016.  These decreases were partially offset by an increase in depreciation expense for the Baltic Scorpion and Baltic Mantis, which delivered to the Company during third and fourth quarters of 2015, respectively.

OTHER OPERATING INCOME-

Other operating income increased by $1.0 million from $0 during 2015 to $1.0 million during 2016.  This increase is primarily due to a payment of $0.2 million received from Samsun Logix Corporation (“Samsun”) as part of the cash settlement related to the revised rehabilitation plan approved by the South Korean courts on April 8, 2016 and $0.8 million received from Samsun as full and final settlement of the aforementioned approved cash settlement.  Refer to Note 21 — Commitments and Contingencies in our Consolidated Financial Statements for further information regarding the settlement payments.

IMPAIRMENT OF VESSEL ASSETS-

During 2016 and 2015, we recorded $69.3 million and $39.9 million, respectively, of impairment of vessel assets.  During 2016, we recorded $67.6 million of impairment for nine of our vessels, the Genco Acheron, Genco Carrier, Genco Leader, Genco Pioneer, Genco Prosperity, Genco Reliance, Genco Success, Genco Sugar, and Genco Wisdom, as we had deemed that it was more likely than not that these vessels would be scrapped.  Additionally, during 2016 we recorded $1.7 million of impairment of vessel assets to adjust the net realizable value of the Genco Marine which was scrapped on May 17, 2016.  During 2015, we recorded $35.4 million of impairment for the Baltic Lion and

Baltic Tiger, which were sold to us from Baltic Trading on April 8, 2015.  Refer to Note 1 — General Information in our Consolidated Financial Statements for further information which describes how it was determined that these vessel assets were impaired.  Additionally, during 2015, a $4.5 million impairment loss was recorded in order to adjust the value of the Genco Marine to its fair market value as of December 31, 2015.

GAIN (LOSS) ON SALE OF VESSELS-

During 2016, we recorded a net gain on sale of vessels of $3.6 million related to the sale of the Genco Marine, Genco Sugar, Genco Pioneer, Genco Leader and Genco Acheron.  During 2015, we recorded a $1.2 million loss on sale of vessels related to the sale of the Baltic Lion and Genco Tiger to us on April 8, 2015.

OTHER (EXPENSE) INCOME-

IMPAIRMENT OF INVESTMENT-

During 2016 and 2015, we recorded an impairment of investment of $2.7 million and $37.9 million, respectively.  Prior to selling our remaining investment in Jinhui during the fourth quarter of 2016, we reviewed our investment in Jinhui for indicators of other-than-temporary impairment on a quarterly basis. Based on our review, we deemed the investment in Jinhui to be other-than-temporarily impaired as of June 30, 2016, December 31, 2015 and September 30, 2015, refer to Note 6 — Investments in our Consolidated Financial Statements for further information.

OTHER INCOME (EXPENSE)-

Other income (expense) fluctuated by $1.4 million from a loss of $0.8 million during 2015 to income of $0.6 million during 2016.  This fluctuation is primarily due to a net gain recorded during 2016 related to the sale of available-for-sale investments as compared to a net loss during 2015.  Refer to Note 6 — Investments and Note 12 — Accumulated Other Comprehensive Income (Loss) in the Consolidated Financial Statements for further details.

NET INTEREST EXPENSE-

Net interest expense increased by $8.3 million to $28.2 million during 2016 as compared to $19.9 million during 2015.  Net interest expense during the years ended 2016 and 2015 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities.  The increase in interest expense is primarily due to an increase in interest expense and amortization of deferred financing fees associated with the 2015 Revolving Credit Facility (which was subsequently refinanced with the $400 Million Credit Facility on November 15, 2016) and the $98 Million Credit Facility which were entered into on April 7, 2015 and November 4, 2015, respectively.  Refer to Note 9 — Debt in the Consolidated Financial Statements.

REORGANIZATION ITEMS, NET-

Reorganization items, net decreased by $0.8 million from $1.1 million during 2015 to $0.3 million during 2016.  These reorganization items include trustee fees and professional fees incurred after the Effective Date in relation to the Chapter 11 Cases.  The decrease is due to the winding down of settlement payments as a result of the Chapter 11 Cases.  Refer to Note 20 — Reorganization items, net in our Consolidated Financial Statements for further detail.

INCOME TAX EXPENSE-

Income tax expense decreased by $1.1 million from $1.8 million during 2016 to $0.7 million during 2016.   This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) LLC (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially managed vessels for Baltic Trading until the Merger on July 17, 2015, as well as provided technical management of vessels for MEP in exchange for specified fees for these services provided.  These services were provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our Consolidated Financial Statements for further information.

The $1.1 million decrease in income tax expense during 2016 as compared to 2015 is primarily due to a decrease in income earned by Genco (USA) during 2016 as a result of the cancellation of the Management Agreement with Baltic Trading effective July 18, 2015 pursuant to the Merger.  As a result of the cancellation, Genco (USA) was no longer earning commercial service revenue, management fees and sales and purchase fees from Baltic Trading effective July 18, 2015.  Additionally, there was a decrease in income earned by Genco (USA) during 2016 as a result of the sale of MEP’s twelve vessels during 2016 which were completed during the third quarter of 2016.  Refer to Note 1 — General Information included in our Consolidated Financial Statements for further information.

Absent changes in the ownership of our stock, we do not expect that we will qualify for the Section 883 exemption in 2017.  Assuming our gross shipping income attributable to transportation beginning or ending in the U.S. is the same as such income in 2016, GS&T would be subject to a U.S. gross transportation income tax in 2017 of approximately $0.2 million.  For further details, see “In 2017,  we expect to pay U.S. tax on U.S. source income, which will reduce our net income and cash flows” in Item 1A, “Risk Factors” in this report.

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

	For the Year Ended
	December 31,		Increase
	2015	2014	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	4,745.0	4,745.0	—	—%
Panamax	2,920.0	2,920.0	—	—%
Ultramax	960.8	63.7	897.1	1,408.3%
Supramax	7,665.0	7,665.0	—	—%
Handymax	2,190.0	2,190.0	—	—%
Handysize	6,570.0	6,570.0	—	—%

Total	25,050.8	24,153.7	897.1	3.7%

Available days (2)
Capesize	4,680.2	4,701.5	(21.3)	(0.5)%
Panamax	2,812.3	2,833.9	(21.6)	(0.8)%
Ultramax	949.8	60.7	889.1	1,464.7%
Supramax	7,194.3	7,279.9	(85.6)	(1.2)%
Handymax	1,965.0	2,086.1	(121.1)	(5.8)%
Handysize	6,368.9	6,478.0	(109.1)	(1.7)%

Total	23,970.5	23,440.1	530.4	2.3%

Operating days (3)
Capesize	4,634.1	4,693.1	(59.0)	(1.3)%
Panamax	2,810.1	2,825.1	(15.0)	(0.5)%
Ultramax	948.8	60.7	888.1	1,463.1%
Supramax	6,972.6	7,176.2	(203.6)	(2.8)%
Handymax	1,906.0	2,026.4	(120.4)	(5.9)%
Handysize	6,356.1	6,309.5	46.6	0.7%

Total	23,627.7	23,091.0	536.7	2.3%

Fleet utilization (4)
Capesize	99.0%	99.8%	(0.8)%	(0.8)%
Panamax	99.9%	99.7%	0.2%	0.2%
Ultramax	99.9%	100.0%	(0.1)%	(0.1)%
Supramax	96.9%	98.6%	(1.7)%	(1.7)%
Handymax	97.0%	97.1%	(0.1)%	(0.1)%
Handysize	99.8%	97.4%	2.4%	2.5%

Fleet average	98.6%	98.5%	0.1%	0.1%

	For the Year Ended
	December 31,		Increase
	2015	2014	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$6,059	$13,132	$(7,073)	(53.9)%
Panamax	4,550	7,222	(2,672)	(37.0)%
Ultramax	7,316	10,494	(3,178)	(30.3)%
Supramax	5,176	8,018	(2,842)	(35.4)%
Handymax	5,255	7,444	(2,189)	(29.4)%
Handysize	5,473	7,590	(2,117)	(27.9)%

Fleet average	5,445	8,785	(3,340)	(38.0)%

Daily vessel operating expenses (6)
Capesize	$5,259	$5,429	$(170)	(3.1)%
Panamax	4,744	5,049	(305)	(6.0)%
Ultramax	4,747	5,543	(796)	(14.4)%
Supramax	4,929	5,133	(204)	(4.0)%
Handymax	5,064	5,061	3	0.1%
Handysize	4,531	4,616	(85)	(1.8)%

Fleet average	4,870	5,035	(165)	(3.3)%

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

	Successor
	For the Year Ended December 31,
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

Operating Data

The following tables represent the operating data and certain balance sheet data for the years ended December 31, 2015 and 2014 on a consolidated basis, which includes the operations of Baltic Trading. The period from July 9 to December 31, 2014 (Successor Company) and the period from January 1 to July 9, 2014 (Predecessor Company) are distinct reporting periods as a result of our emergence from bankruptcy on July 9, 2014. References in these results of operation and the percentage change combine the Successor Company and Predecessor Company results for the year ended December 31, 2014 in order to provide comparability of such information to the year ended December 31, 2015. While this combined presentation is a non-GAAP presentation for which there is no comparable GAAP measure, management believes that providing this financial information is the most relevant and useful method for making comparisons to the year ended December 31, 2015.  We did not compare the share and per share amounts, since the change in our capital structure as a result of the bankruptcy renders these not comparable between the Successor Company and the Predecessor Company.  On July 7, 2016, the Company completed a one-for-ten reverse stock split of its common stock.  As a result, all share and per share information included for all periods for the Successor Company presented reflect the reverse stock split.  Refer to Note 7 — Net Loss per Common Share and Note 23 — Stock-Based Compensation in our Consolidated Financial Statements

	Successor		Predecessor
	Year	Period from	Period from
	Ended	July 9 to	January 1
	December 31,	December 31,	to July 9,
	2015	2014	2014	Change		% Change
Income Statement Data:
(U.S. Dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$150,784	$98,817	$118,759		$(66,792)	(30.7)%
Service revenues	3,175	1,584	1,701		(110)	(3.3)

Total revenues	153,959	100,401	120,460		(66,902)	(30.3)%

Operating Expenses:
Voyage expenses	20,257	7,525	4,140		8,592	73.7%
Vessel operating expenses	122,008	56,943	64,670		395	0.3%
General and administrative expenses (inclusive of nonvested stock amortization expense of $42,136, $20,405 and $4,352, respectively) (3)	74,941	32,790	26,894		15,257	25.6%
Technical management fees (3)	8,961	4,125	4,477		359	4.2%
Depreciation and amortization	79,556	36,714	75,952		(33,110)	(29.4)%
Other operating income	—	(530)	—		530	100.0%
Impairment of vessel assets	39,893	—	—		39,893	100.0%
Loss on sale of vessels	1,210	—	—		1,210	100.0%
Goodwill impairment	—	166,067	—		(166,067)	(100.0)%

Total operating expenses	346,826	303,634	176,133		(132,941)	(27.7)%

Operating loss	(192,867)	(203,233)	(55,673)		66,039	(25.5)%
Other expense	(58,595)	(7,538)	(41,122)		(9,935)	20.4%

Loss before reorganization items, net	(251,462)	(210,771)	(96,795)		56,104	(18.2)%
Reorganization items, net	(1,085)	(1,591)	(915,640)		916,146	(99.9)%

Loss before income taxes	(252,547)	(212,362)	(1,012,435)		972,250	(79.4)%
Income tax expense	(1,821)	(996)	(815)		(10)	0.6%

Net loss	(254,368)	(213,358)	(1,013,250)		972,240	(79.3)%
Less: Net loss attributable to noncontrolling interest	(59,471)	(31,064)	(62,101)		33,694	(36.2)%
Net loss attributable to Genco Shipping & Trading Limited	$(194,897)	$(182,294)	$(951,149)		$938,546	(82.8)%

Net loss per share - basic (1)	$(29.61)	$(30.20)	$(21.83)	$	N/A	N/A
Net loss per share - diluted (1)	$(29.61)	$(30.20)	$(21.83)	$	N/A	N/A
Weighted average common shares outstanding - basic (1)	6,583,163	6,036,051	43,568,942		N/A	N/A
Weighted average common shares outstanding - diluted (1)	6,583,163	6,036,051	43,568,942		N/A	N/A

	Successor	Predecessor	Predecessor
	Year	Period from	Period from
	Ended	July 9 to	January 1
	December 31,	December 31,	to July 9,
	2015	2014	2014	Change	% Change
Balance Sheet Data:
(U.S. Dollars in thousands, at end of period)
Cash, including restricted cash	$140,889	113,109	$ N/A	$27,780	24.6%
Total assets (2)	1,714,663	1,745,155	N/A	(30,492)	(1.7)%
Total debt (current and long-term, including notes payable, net of deferred financing costs) (2)	579,023	422,377	N/A	156,646	37.1%
Total equity	1,105,966	1,292,774	N/A	(186,808)	(14.5)%

Other Data:
(U.S. Dollars in thousands)
Net cash used in operating activities	$(56,086)	$(26,835)	$(33,317)	4,066	(6.8)%
Net cash used in investing activities	(56,774)	(44,101)	(30,535)	17,862	(23.9)%
Net cash provided by financing activities	150,520	18,273	77,207	55,040	57.6%

EBITDA (4)	(93,598)	(137,010)	$(833,366)	$876,778	(90.4)%

(1)

On July 7, 2016, we completed a one-for-ten reverse stock split with no change in par value per share.  The authorized shares of the common stock were not adjusted.  All common share and per share amounts of the Successor Company prior to July 7, 2016 have retroactively adjusted to reflect the reverse stock split.

(2)

In the first quarter of 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03 where certain deferred financing costs that were previously presented as a non-current asset were reclassified from non-current assets to a reduction of current and long-term debt.  Deferred financing costs reclassified as of December 31, 2015 and December 31, 2014 were $9.4 million and $7.8 million, respectively.

(3)

During the year ended December 31, 2016, we opted to break out expenses previously classified as General, administrative and management fees into two separate categories to provide a greater level of detail of the underlying expenses.  These fees were broken out into General and administrative expenses and Technical management fees.  This change was made retrospectively for comparability purposes and there was no effect on the Net Loss for the Successor Company for the year ended 2015 and for the period from July 9 to December 31, 2014 or for the Predecessor Company for the period from January 1 to July 9, 2014.

(4)

EBITDA represents net (loss) income attributable to Genco Shipping & Trading plus net interest expense, taxes and depreciation and amortization.  Refer to pages 48 - 49 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading for each of the periods presented above.

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

The Baltic Dry Index, or BDI (a drybulk index) displayed weakness through the entire year in 2015 following a volatile environment in 2014.  The BDI ended 2014 on a declining pace after a relatively strong October and November, which carried into the beginning of 2015.  Rates declined through the five months of the year, resulting in the BDI closing at 589 as of May 31, 2015.  Among the causes of this decline were in increased deliveries of newbuildings in

January 2015, contributing to an already oversupplied market, and reduced coal shipments to China since 2014 and weather-related issues in Brazil and Australia that temporarily reduced iron ore output. As fleet growth moderated due to a record pace of vessel demolitions and iron ore exports increased, the BDI was able to find support beginning in June 2015, which was sustained through early August resulting in a 2015 high of 1,222 on August 5, 2015.  During the fourth quarter of 2015, the BDI came under considerable pressure, which included reaching a then all-time low of 471 on December 16, 2015. The preeminent drivers behind the decline were fewer coal shipments to China, which more than offset the positive quarter-over-quarter growth of iron ore imports, together with persistent fleet growth. In 2016, the index started off at 473 on January 4, 2016 and has since retreated to 329 as of February 29, 2016.  Excess vessel supply continued to weigh on the drybulk market at the start of 2016 as newbuilding vessel deliveries have surged in line with historical seasonality, leading to considerable fleet growth despite the firm pace of vessel demolitions. In addition, an unfortunate accident at the Brazilian iron ore mine, Samarco, as well as subsequent safety and environmental concerns have further caused iron ore supply disruptions. Overall, cargo disruptions, excess supply and the onset of the Chinese New Year have been negative contributors to the freight rate environment in 2016.

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

GENERAL AND ADMINISTRATIVE EXPENSES-

We incur general and administrative expenses, which relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, rent, legal, auditing and other professional expenses.  With respect to the restricted shares issued as incentive compensation to our Chairman, our employees and our directors under our 2005 Equity Incentive Plan and 2012 Equity Incentive Plan for the Predecessor Company and under the MIP for the Successor Company, refer to Note 23 — Stock-Based Compensation in our Consolidated Financial Statements.  General and administrative expenses also include legal and professional fees associated with our credit facilities which are not capitalizable to deferred financing costs.

General and administrative expenses were $74.9 million during 2015, which represents an increase of $15.3 million as compared to 2014.  The increase was due to an increase in non-cash compensation expenses in the amount of $17.4 million, mainly arising from awards under the MIP, and expenses related to the merger with Baltic Trading in the amount of $13.5 million.  The increase was partially offset by a decrease in expenses related to our restructuring of $11.5 million during 2015, as well as a $3.6 million decrease in cash compensation expense during 2015 as compared to 2014.

TECHNICAL MANAGEMENT FEES-

Technical management fees represent management fees incurred from third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Technical management fees were $9.0 million during 2015, which represents an increase of $0.4 million as compared to 2014.  This increase was due to additional management fees incurred during 2015 due to the delivery of four Ultramax newbuilding vessels.

DEPRECIATION AND AMORTIZATION-

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

IMPAIRMENT OF VESSEL ASSETS-

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

OTHER (EXPENSE) INCOME-

IMPAIRMENT OF INVESTMENT-

During  2015, impairment of investment increased by $37.9 million as compared to 2014. Prior to selling our remaining investment in Jinhui during the fourth quarter of 2016, we reviewed our investment in Jinhui for indicators of other-than-temporary impairment on a quarterly basis. Based on our review, we have deemed the investment in Jinhui to be other-than-temporarily impaired as of September 30, 2015 and December 31, 2015, refer to Note 6 — Investments in our Consolidated Financial Statements for further information. As a result, during the year ended December 31, 2015, we recorded a $37.9 million impairment loss.

OTHER (EXPENSE) INCOME —

During 2015, other expense increased by $0.7 million as compared to 2014.  This increase was due to the loss on the sale of available for sale investments.  Refer to Note 6 — Investments and Note 12 — Accumulated Other Comprehensive Income (Loss) in the Consolidated Financial Statements for further details.

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

REORGANIZATION ITEMS, NET-

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity needs arise primarily from drydocking for our vessels and working capital requirements as may be needed to support our business and payments required under our indebtedness. Our primary sources of liquidity are cash flow from operations, cash on hand, equity offerings and credit facility borrowings. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, the economic or business environment in which we operate, weakness in shipping industry conditions, the financial condition of our customers, vendors and service providers, our ability to comply with the financial and other covenants of our indebtedness, and other factors.

Persistent, historically low rates in the drybulk shipping market have led to decreases in our overall revenues and operating losses on some of the charters we enter into.  As a result, we have experienced negative cash flows, and in turn, our liquidity has been negatively impacted.  To address our liquidity and covenant compliance issues, in November 2016 we refinanced or amended our credit facilities and completed a $125 million capital raise as described below.  Based on current market conditions, we believe these measures are sufficient to address such issues for at least the next twelve months.  However, if the current market environment persists, declines further, or does not recover sufficiently over a prolonged period of time, we may have insufficient liquidity to fund ongoing operations or satisfy our obligations under our credit facilities, which may lead to a default under one or more of our credit facilities.

On November 10, 2016, we entered into a senior secured loan facility for an aggregate principal amount of $400 million (the “$400 Million Credit Facility”) which was utilized to refinance our $100 Million Term Loan Facility, $253 Million Term Loan Facility, $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and 2015 Revolving Credit Facility, as defined in Note 9 — Debt in our Consolidated Financial Statements.  The $400 Million Credit Facility was subject to the completion of an equity financing satisfactory to the lenders with gross proceeds to us including the equity commitments as described in Note 9 — Debt in our Consolidated Financial Statements of at least $125 million and amendment of our other credit facilities on terms satisfactory to the lenders and other customary conditions.

As a condition to the effectiveness of the Second Amended Commitment Letter entered into on October 6, 2016 related to the aforementioned $400 Million Credit Facility, we entered into stock purchase agreements effective as of October 4, 2016 (the “Initial Purchase Agreements”) with funds or related entities managed by Centerbridge, SVP and Apollo (the “Investors”) for an aggregate of up to $125 million in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Investors made a firm commitment to purchase shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) for an aggregate of $86.4 million and a backstop commitment to purchase additional shares of common stock for up to $38.6 million, in each case at a purchase price of $4.85 per share. The Series A Preferred Stock will be automatically and mandatorily convertible into our common stock, par value $0.01 per share, upon approval by our shareholders of such conversion.  An additional 1,288,660 shares of Series A Preferred Stock are to be issued to the Investors as a commitment fee on a pro rata basis.   Subsequently, on October 27, 2016, we entered into a stock purchase agreement (the “Additional Purchase Agreement”) with certain of the Investors; John C. Wobensmith, our President; and other investors for the sale of shares of Series A Preferred Stock for an aggregate purchase price of $38.6 million at a purchase price of $4.85 per share.  The purchase price and the other terms and conditions of these transactions were established in arm’s length negotiations between an independent special committee of our board of directors (the “Special Committee”) and the investors.  The Special Committee unanimously approved the transactions. Refer to Note 9 — Debt in our Consolidated Financial Statements for further details.  On November 15, 2016, pursuant to the Initial Purchase Agreements and Additional Purchase Agreement, we completed the private placement of 27,061,856 shares of Series A Preferred Stock which included 25,773,196 shares at a price per share of $4.85 and an additional 1,288,660 shares issued as a commitment fee on a pro rata basis as noted above.  Refer to Note 1 — General Information.

Additionally, on November 15, 2016, we entered into Supplemental Agreements with lenders under our 2014 Term Loan Facilities (as defined in Note 9 — Debt in our Consolidated Financial Statements) which, among other things, amended the Company’s collateral maintenance covenants under the 2014 Term Loan Facilities to provide that such covenants will not be tested through December 30, 2017 and the minimum collateral value to loan ratio will be 100% from December 31, 2017, 105% from June 30, 2018, 115% from December 31, 2018 and 135% from December 31, 2019.  These Supplemental Agreements also provided for certain other amendments to the 2014 Term Loan Facilities, which included reductions in the minimum liquidity requirements consistent with the $400 Million Credit Facility and restrictions on incurring indebtedness, making investments (other than through non-recourse subsidiaries) or paying dividends, similar to the $400 Million Credit Facility.

Lastly, on November 15, 2016, we also entered into an Amending and Restating Agreement which amended and restated the credit agreements and the guarantee for the $98 Million Credit Facility (as defined in Note 9 — Debt in our Consolidated Financial Statements) (the “Restated $98 Million Credit Facility”).  The Restated $98 Million Credit Facility provides for the following: reductions in the minimum liquidity requirements consistent with the $400 Million Credit Facility; netting of certain amounts against the measurements of the collateral maintenance covenant, which remains in place with a 140% value to loan threshold; a portion of amounts required to be maintained under the minimum liquidity covenant for this facility may, under certain circumstances, be used to prepay the facility to maintain compliance with the collateral maintenance covenant; elimination of the original maximum leverage ratio and minimum net worth covenants; and restrictions on incurring indebtedness, making investments (other than through non-recourse subsidiaries) or paying dividends, similar to those provided for in the $400 Million Credit Facility.

At December 31, 2016, we believe we were in compliance with all financial covenants under the $400 Million Credit Facility, 2014 Term Loan Facilities and Restated $98 Million Credit Facility.

In the future, we may require capital to fund ongoing operations, debt service, and growth and to maintain compliance with our credit facility covenants.  We may also seek to refinance our indebtedness, obtain waivers or modifications to our credit agreements from our lenders (which may be unavailable or subject to conditions) or raise additional capital through selling assets (including vessels), reduce or delay capital expenditures, or pursue strategic opportunities and equity or debt offerings.  However, if market conditions are unfavorable, we may be unable to accomplish any of the foregoing on acceptable terms or at all.

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

Dividends

We are currently prohibited from paying dividends under certain of our facilities other than limited dividend amounts attributable to wholly-owned, non-recourse subsidiaries that meet certain criteria under our credit facilities.  The longest such restriction is in effect until December 31, 2020.  Following December 31, 2020, the amount of dividends we may pay is generally limited based on the amount of our unrestricted cash and cash equivalents as compared to the minimum liquidity amount in effect from time to time under the $400 Million Facility and the 2014 Term Loan Facilities, the repayment of at least $25 million of the loan under the $98 Million Credit Facility, and the ratio of the value of vessels and certain other collateral pledged under the each of our credit facilities to the amount of the loan outstanding under such facility.  In addition, under the $98 Million Credit Facility, dividends may only be paid out of excess cash flow of Genco and its subsidiaries (as defined such facility).Moreover, we would make dividend payments to our shareholders only if our Board of Directors, acting in its sole discretion, determines that such payments would be in our best interest and in compliance with relevant legal and contractual requirements. The principal business factors that our Board of Directors would consider when determining the timing and amount of dividend payments would be our earnings, financial condition and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends other than from surplus. Marshall Islands law also prohibits the declaration and payment of dividends while a company is insolvent or would be rendered insolvent by the payment of such a dividend.

Cash Flow

Net cash used in operating activities for the year ended December 31, 2016 and 2015 was $50.0 million and $56.1 million, respectively.  Included in the net loss attributable to Genco during the years ended December 31, 2016 and 2015 are $72.0 million and $77.8 million of non-cash impairment charges, respectively. Also included in the net loss during the years ended December 31, 2016 and 2015 was $20.7 million and $42.1 million, respectively, of non-cash amortization of non-vested stock compensation due to the vesting of restricted shares and warrants primarily issued under the MIP. There was also a change in the (gain) loss on sale of vessels in the amount of $4.5 million due to the sale of additional vessels during 2016 as compared to 2015.  Additionally, the fluctuation in accounts payable and accrued expenses decreased by $7.2 million due to the timing of payments and the fluctuation in due from charterers decreased by $3.9 million due to the timing of payments received from charterers.  The above changes in operating activities were partially offset by a $4.3 million increase in the fluctuation in prepaid expenses and other current assets.  Additionally, there was a $10.7 million decrease in deferred drydocking costs incurred because there were fewer vessels that completed drydocking during the year ended December 31, 2016 as compared to the same period during 2015.

Net cash provided by investing activities was $6.9 million during the year ended December 31, 2016 as compared to net cash used in investing activities of $56.8 million during the year ended December 31, 2015. The fluctuation is primarily due to a $66.1 million decrease in the purchase of vessels, including deposits.  The decrease is primarily due to the completion of the purchase of the three Ultramax newbuilding vessels during 2015.  There was also $13.0 million in proceeds from the sale or scrapping of five vessels during the year ended December 31, 2016. Additionally, there was an increase of $9.8 million of proceeds from the sale of available-for-sale (“AFS”) securities.  These fluctuations were partially offset by an $25.7 million increase in deposits of restricted cash, which represents additional restricted cash required by the $400 Million Credit Facility which was entered into on November 10, 2016 and the Amended and Restated $98 Million Credit Facility that the Company entered into on November 15, 2016 partially offset by the $19.6 million of restricted cash that was held in an escrow account as of December 31, 2014 for the purchase of the Baltic Wasp, which was released to the shipyard upon the vessel delivery on January 2, 2015.

Net cash provided by financing activities was $55.4 million and $150.5 million during the years ended December 31, 2016 and 2015, respectively.  Net cash provided by financing activities for the year ended December 31, 2016 consisted primarily of the $400.0 million drawdown on the $400 Million Credit Facility and net proceeds from the issuance of Series A Preferred Stock in the amount of $121.9 million partially offset by the following: $145.3 million repayment of debt under the $253 Million Term Loan Facility, $140.4 million repayment of debt under the $148 Million Credit Facility, $60.1 million repayment of debt under the $100 Million Term Loan Facility, $56.2 million repayment of debt under the 2015 Revolving Credit Facility, $38.5 million repayment of debt under $44 Million Term Loan Facility, $18.6 million repayment of debt under the $22 Million Term Loan Facility, $3.0 million repayment of debt under the $98 Million Credit Facility, $2.8 million repayment of debt under the 2014 Term Loan Facilities and $1.5 million payment of deferred financing costs.  On November 15, 2016, the $400 Million Credit Facility refinanced the following six credit facilities; the $253 Million Term Loan Facility, the $148 Million Credit Facility, the $100 Million Term Loan Facility, the 2015 Revolving Credit Facility, the $44 Million Term Loan Facility and the $22 Million Term Loan Facility.  Net cash provided by financing activities for the year ended December 31, 2015 for the Successor Company consisted primarily of the following: $148.0 million of proceeds from the $148 Million Credit Facility, $98.3 million of proceeds from the $98 Million Credit Facility and $56.2 million of proceeds from the 2015 Revolving Credit Facility. These proceeds from our credit facilities were partially offset by the following: $102.3 million repayment of debt under the 2010 Credit Facility, $20.3 million repayment of debt under the $253 Million Term Loan Facility, $7.7 million repayment of debt under the $100 Million Term Loan Facility, $7.6 million repayment of debt under the $148 Million Credit Facility, $2.8 million repayment of debt under the $44 Million Term Loan Facility, $2.1 million repayment of debt under the 2014 Term Loan Facilities, $1.5 million repayment of debt under the $22 Million Term Loan Facility, $7.0 million payment of deferred financing costs and $0.8 million cash settlement paid to non-accredited 2010 Note holders.

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

Credit Facilities

Refer to Note 9 —Debt of our Consolidated Financial Statements for a summary of our outstanding credit facilities, including the underlying financial and non-financial covenants.  On November 10, 2016, we entered into the $400 Million Credit Facility which refinanced the following six of our credit facilities on November 15, 2016; the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, the 2015 Revolving Credit Facility, the $44 Million Term Loan Facility, the $148 Million Credit Facility and the $22 Million Term Loan Facility. Additionally, on November 4, 2015, thirteen of our wholly-owned subsidiaries entered into the $98 Million Credit Facility which was used for working capital purposes.

Refer to Note 9 — Debt in our Consolidated Financial Statements for further information regarding agreements and waivers that were entered into, in addition to the terms and fees associated with these agreements.

At December 31, 2016, we believed we were in compliance with all of the financial covenants under the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities.

Convertible Notes Payable

Refer to Note 10 — Convertible Senior Notes of our Consolidated Financial Statements for a summary of the convertible notes payable.  On the Effective Date when the Company emerged from Chapter 11, the 2010 Notes and the Indenture were fully satisfied and discharged.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At December 31, 2016 and 2015, we did not have any interest rate swap agreements.  As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  In determining the fair value of interest rate derivatives, we would consider the creditworthiness of both the counterparty and ourselves immaterial.  Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations.  Amounts would not and should not be identical due to the different modeling assumptions.  Any material differences would be investigated.

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

Refer to Note 11 — Interest Rate Swap Agreements of our Consolidated Financial Statements for further information.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of December 31, 2016 and 2015.

Interest Rates

The effective interest rate for the years ended December 31, 2016, 2015 and 2014 include interest rates associated with the interest expense for our various credit facilities including the following: 2007 Credit Facility (until its termination on the Effective Date); the $400 Million Credit Facility; the $100 Million Term Loan Facility, $253 Million Term Loan Facility, 2015 Revolving Credit Facility, $44 Million Term Loan Facility, $148 Million Credit Facility and $22 Million Term Loan Facility (until these facilities were refinanced with the $400 Million Credit Facility on November 15, 2016); the 2010 Credit Facility (until it was refinanced as the $148 Million Credit Facility on January 7, 2015), the $98 Million Credit Facility; and the 2014 Term Loan Facilities.

The effective interest rate for the aforementioned credit facilities, including the rate differential between the pay fixed receive variable rate on the interest rate swap agreements that were in effect (for the Predecessor Company), combined, and the cost associated with unused commitment fees was 4.50%, 3.65%, 3.60% and 4.19% during 2016, 2015, the period from July 9 to December 31, 2014 and the period from January 1 to July 9, 2014, respectively.  The interest rate on the debt, excluding unused commitment fees, ranged from 2.69% to 7.12%, 2.69% to 6.73% and 2.73% to 3.76% for the Successor Company during 2016, 2015 and the period from July 9 to December 31, 2014.  Additionally, the interest rate on the debt, excluding the impact of swaps and unused commitment fees, ranged from 3.15% to 5.15% for the Predecessor Company for the period from January to July 9, 2014.

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

Contractual Obligations

The following table sets forth our contractual obligations and their scheduled maturity dates as of December 31, 2016.  The table incorporates the employment agreement entered into in September 2007 with our President, John Wobensmith, which was amended on March 23, 2017.  The interest and borrowing fees and scheduled credit agreement payments below reflect the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities, as well as other fees associated with these facilities. For the interest and scheduled credit agreement payments for the $400 Million Credit Facility, we have assumed that we will elect the 1.50% of the interest expense to be paid in-kind (“PIK interest”) through December 31, 2018, of which will be payable on the maturity date of the facility, November 15, 2021.  Refer to Note 9 — Debt in our Consolidated Financial Statements for further information regarding the terms of the aforementioned credit facilities.  The following table also incorporates the future lease payments associated with the lease for our current space. Refer to Note 21 — Commitments and Contingencies in our Consolidated Financial Statements for further information regarding the terms of our current lease agreement.

		Less Than	One to	Three to
		One	Three	Five	More than
	Total	Year	Years	Years	Five Years
	(U.S. dollars in thousands)
Credit Agreements	$536,704	$4,576	$56,365	$461,269	$14,494
Interest and borrowing fees	106,889	21,312	47,334	37,172	1,071
Executive employment agreement	1,120	1,120	—	—	—
Office leases	17,582	1,076	3,146	4,460	8,900
Totals	$662,295	$28,084	$106,845	$502,901	$24,465

Interest expense has been estimated using 1.03% plus the applicable margin of 3.75% for the $400 Million Credit Facility, 6.125% for the $98 Million Credit Facility and 2.50% for the 2014 Term Loan Facilities.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Excluding the Genco Wisdom, Genco Carrier, Genco Reliance and Genco Success which were sold during January, February and March 2017, our fleet currently consists of 61 drybulk vessels, including 13 Capesize drybulk carriers, six Panamax drybulk carriers, four Ultramax drybulk carriers, 21 Supramax drybulk carriers, two Handymax drybulk carriers and 15 Handysize drybulk carriers.

As previously announced, we have initiated a fuel efficiency upgrade program for certain of our vessels. We believe this program will generate considerable fuel savings going forward and increase the future earnings potential for these vessels. The upgrades have been successfully installed on 16 of our vessels, which completed their respective planned drydockings during 2014 and 2015.  Currently, we do not expect to install fuel efficiency upgrades on any of the vessels scheduled to drydock in 2017 and did not install any during 2016.

Under U.S. Federal law and 33 CFR, Part 151, Subpart D, U.S. approved ballast water treatment systems will be required to be installed in all vessels at the first out of water drydocking after January 1, 2016 if these vessels are to discharge ballast water inside 12 nautical miles of the coast of the U.S.. U.S. authorities did not approve ballast water treatment systems until December 2016. Therefore, the USCG has granted us extensions for our vessels with 2016 drydocking deadlines until January 1, 2018; however, an alternative management system (“AMS”) may be installed in lieu. For example, in February 2015, the USCG added Bawat to the list of ballast water treatment systems that received AMS acceptance. An AMS is valid for five years from the date of required compliance with ballast water discharge standards, by which time it must be replaced by an approved system unless the AMS itself achieves approval. We had applied for a supplement to this application for vessels drydocking in 2016 in order get a further extension to the vessels’ next scheduled drydockings in year 2021.  We have received extensions on most of the applications and we are awaiting the USCG’s consideration for the Genco Augustus and Genco Tiger.  The cost of these systems will vary based on the size of the vessel, and the Company estimates the cost of the systems to be $1.0 million for Capesize, $0.8 million for Panamax, $0.8 million for Supramax, $0.7 million for Handymax and $0.7 million for Handysize vessels. Any newbuilding vessels that we acquire will have at least an AMS installed when the vessel is being built. Additionally, for our vessels scheduled to drydock in 2017 and 2018, the USCG has granted an extension that enables us to defer installation to the next scheduled out of water drydocking.  In addition, on September 8, 2016, the BWM Convention was ratified and will be in effect on September 8, 2017.  This will require vessels to have ballast water treatment systems installed to coincide with the vessels’ next IOPP renewal survey after September 8, 2017.  The costs of ballast water treatment systems will be capitalized and depreciated over the remainder of the life of the vessel, assuming the system the Company installs becomes approved by both the IMO and the USCG. These amounts would be in addition to the amounts budgeted for drydocking below.

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet.  We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, and scheduled off-hire days for our fleet through 2018 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2017	$11.7	280
2018	$3.4	80

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

During 2016 and 2015, we incurred a total of $2.2 million and $12.8 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

Four of our vessels completed their drydockings during 2016.  Additionally, there was one drydocking that began in December 2016 and crossed over into 2017.  We estimate that 14 of our vessels will be drydocked during 2017 and 4 of our vessels will be drydocked during 2018.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements.  Actual results may differ from these estimates under different assumptions and conditions.

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

Performance Claims

Voyage revenue is based on contracted charterparties, including spot-market related time charters which rates fluctuate based on changes in the spot market.  However, there is always the possibility of dispute over terms and payment of hires and freights.  In particular, disagreements may arise as to the responsibility of lost time and revenue due to us as a result.  Additionally, there are certain performance parameters included in contracted charterparties which if not met, can result in customer claims.  Accordingly, we periodically assess the recoverability of amounts outstanding and estimate a provision if there is a possibility of non-recoverability.  At each balance sheet date, we provide a provision based on a review of all outstanding charter receivables and we also will accrue for any estimated customer claims primarily a result of time charter performance issues that have not yet been deducted by the charterer.  We provide for reserves which offset the due from charterers balance if a disputed amount or performance claim has been deducted by the charterer.  If a disputed amount or potential performance claim has not been deducted by the charterer, we record the estimated customer claims as deferred revenue.  Providing for these reserves will be offset by a decrease in revenue.  Although we believe its provisions to be reasonable at the time they are made, it is possible that an amount under dispute is not ultimately recovered and the estimated provision for doubtful accounts is inadequate.

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value.  Effective July 9, 2014, the Effective Date, we increased the estimated scrap value of the vessels from $245/lwt to $310/lwt prospectively based on the 15-year average scrap value of steel.  This increase in the residual value of the vessels will decrease the annual depreciation charge over the remaining useful life of the vessels.  During the years ended December 31, 2016 and 2015 and for the period from July 9, 2014 to December 31, 2014, the increase in the estimated scrap value resulted in a decrease in depreciation expense of approximately $2.9 million, $3.2 million and $1.5 million, respectively, for the Successor Company.  Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

The carrying value each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed below under the heading “Impairment of long-lived assets.”  As of December 31, 2016, excluding the three Bourbon vessels we resold immediately upon delivery to MEP at our cost, we have sold eight of our vessels since our inception and realized a profit in each instance, with the exception of the Genco Marine which was scrapped on May 17, 2016.  Additionally, we incurred a $53.8 million loss from the forfeiture of our deposit and related interest when we determined to cancel an acquisition of six drybulk newbuildings in November 2008.

During January, February and March 2017, we sold four of our vessels, the Genco Wisdom, Genco Carrier, Genco Reliance and Genco Success. Refer to Note 28 — Subsequent Events in our Consolidated Financial Statements.  The Genco Prosperity is expected to be sold by June 15, 2017.

During the years ended December 31, 2016 and 2015, we recorded a loss of $69.3 million and $39.9 million related to the impairment of vessel assets, respectively.  The $69.3 million impairment expense recorded during 2016 included $67.6 million impairment loss for nine of our vessels (the Genco Acheron, Genco Carrier, Genco Leader, Genco Pioneer, Genco Prosperity, Genco Reliance, Genco Success, Genco Sugar and Genco Wisdom) for which we had determined that it was more likely than not would be scrapped pursuant to the terms of the Commitment Letter that we originally entered into on June 8, 2016. Additionally, a $1.7 million impairment loss was recorded during the first quarter of 2016 for the Genco Marine when we had determined that it was more likely than not that the vessel would be scrapped.  On April 5, 2016, the Board of Directors unanimously approved scrapping the Genco Marine and it was sold to a demolition yard and scrapped on May 17, 2016.  Similarly, the $39.9 million impairment expense recorded during the year ended December 31, 2015 included a $35.4 million loss for the Baltic Lion and Baltic Tiger for which we had determined it was more likely than not that the vessels would be sold based on Baltic Trading’s expressed consideration to divest of those vessels to increase its liquidity position and strengthen our balance sheet.  On April 7, 2015, we entered into an agreement with Baltic Trading to purchase the Baltic Lion and Baltic Tiger for an aggregate purchase price of $68.5 million, not including commission, which closed on April 8, 2015.  Additionally, a $4.5 million impairment loss was recorded during the year ended December 31, 2015 in order to adjust the value of the Genco Marine to its fair market value as of December 31, 2015.  At December 31, 2015, we determined that the future undiscounted cash flows did not exceed the net book value for the Genco Marine; therefore we adjusted the value of the Genco Marine to its fair market value.  Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information.

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $400 Million Credit Facility; $98 Million Credit Facility; and the 2014 Term Loan Facilities at December 31, 2016.  Refer to Note 9 — Debt in our Consolidated Financial Statements for additional information. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the credit facilities.  For unencumbered vessels, we utilized the June 30, 2016 vessel valuations at December 31, 2016 as these vessels were impaired as of June 30, 2016 as noted above and vessel valuations were not obtained as of December 31, 2016.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at December 31, 2016 and 2015.  Vessels have been grouped according to their collateralized status as of December 31, 2016.  The carrying value of the Genco Carrier, Genco Prosperity, Genco Reliance, Genco Success and Genco Wisdom at December 31, 2016 reflects the impairment loss recorded for these vessels.

At December 31, 2016, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date were lower than their carrying values at December 31, 2016, with the exception of the five aforementioned vessels (Genco Carrier, Genco Prosperity, Genco Reliance, Genco Success and Genco Wisdom) which were unencumbered at December 31, 2016 and were written down to their estimated net realizable value as of June 30, 2016 as it was determined that the vessel assets were impaired.  At December 31, 2015, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date were lower than their carrying values, with the exception of the Genco Marine, which was unencumbered at December 31, 2015 and was written down to its fair market value as it was determined that the vessel asset was impaired as of December 31, 2015.  Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information.

The amount by which the carrying value at December 31, 2016 of all of the vessels in our fleet, with the exception of the five aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual basis, from $4.3 million to $23.2 million per vessel, and $678.9 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2015 of all of the vessels in our fleet, with the exception of the Genco Marine, exceeded the valuation of such vessels for covenant compliance purposes ranges, on an individual basis, from $3.3 million to $21.8 million per vessel, and $699.9 million on an aggregate fleet basis.  The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $11.3 million and $10.1 million as of December 31, 2016 and 2015, respectively. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	December 31,	December 31,
Vessels	Year Built	Acquired	2016	2015
Unencumbered
Genco Acheron	1999	2006	$—	$11,050
Genco Carrier	1998	2004	1,614	10,128
Genco Leader	1999	2005	—	11,084
Genco Marine	1996	2005	—	3,750
Genco Pioneer	1999	2005	—	8,527
Genco Prosperity	1997	2005	1,614	9,259
Genco Reliance	1999	2004	1,373	8,609
Genco Success	1997	2005	1,612	9,291
Genco Sugar	1998	2004	—	7,729
Genco Wisdom	1997	2005	1,614	9,334
TOTAL			$7,827	$88,761

$400 Million Credit Facility
Baltic Bear	2010	2010	43,595	45,551
Baltic Lion	2009	2013	33,320	34,580
Baltic Wolf	2010	2010	43,694	45,612
Genco Claudius	2010	2009	44,233	46,260
Genco Commodus	2009	2009	42,146	44,107
Genco Maximus	2009	2009	42,181	44,126
Genco Tiger	2010	2013	31,024	32,157
Genco Raptor	2007	2008	17,948	18,880
Genco Surprise	1998	2006	9,273	10,202
Genco Thunder	2007	2008	17,993	18,907
Baltic Mantis	2015	2015	29,032	30,062
Baltic Scorpion	2015	2015	28,773	29,815
Baltic Cougar	2009	2010	18,579	19,455
Baltic Jaguar	2009	2010	18,587	19,459
Baltic Leopard	2009	2009	18,561	19,444
Baltic Panther	2009	2010	18,568	19,449
Genco Aquitaine	2009	2010	19,165	20,065
Genco Ardennes	2009	2010	19,178	20,073
Genco Auvergne	2009	2010	19,368	20,264
Genco Bourgogne	2010	2010	20,279	21,215

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	December 31,	December 31,
Vessels	Year Built	Acquired	2016	2015
Genco Brittany	2010	2010	20,292	21,223
Genco Hunter	2007	2007	20,465	21,589
Genco Languedoc	2010	2010	20,302	21,232
Genco Loire	2009	2010	18,537	19,430
Genco Lorraine	2009	2010	18,519	19,420
Genco Normandy	2007	2010	16,945	17,825
Genco Picardy	2005	2010	18,036	19,189
Genco Provence	2004	2010	16,973	18,094
Genco Pyrenees	2010	2010	20,278	21,227
Genco Rhone	2011	2011	21,395	22,331
Genco Warrior	2005	2007	18,010	19,182
Genco Muse	2001	2005	12,512	13,569
Baltic Breeze	2010	2010	19,112	19,980
Baltic Cove	2010	2010	19,059	19,946
Baltic Fox	2010	2013	18,661	19,558
Baltic Hare	2009	2013	17,591	18,462
Baltic Wind	2009	2010	18,092	18,963
Genco Avra	2011	2011	20,164	21,059
Genco Bay	2010	2010	19,061	19,952
Genco Challenger	2003	2007	11,193	12,023
Genco Explorer	1999	2004	7,778	8,574
Genco Mare	2011	2011	20,187	21,063
Genco Ocean	2010	2010	19,100	19,977
Genco Progress	1999	2005	7,761	8,564
Genco Spirit	2011	2011	20,216	21,081
TOTAL			$975,736	$1,023,196

$98 Million Credit Facility
Genco Constantine	2008	2008	40,020	42,076
Genco Augustus	2007	2007	37,741	39,709
Genco London	2007	2007	36,572	38,409
Genco Titus	2007	2007	36,917	38,762
Genco Tiberius	2007	2007	37,663	39,716
Genco Hadrian	2008	2008	39,794	41,693
Genco Knight	1999	2005	10,144	11,095

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	December 31,	December 31,
Vessels	Year Built	Acquired	2016	2015
Genco Beauty	1999	2005	10,234	11,149
Genco Vigour	1999	2004	10,255	11,161
Genco Predator	2005	2007	18,023	19,187
Genco Cavalier	2007	2008	16,905	17,800
Genco Champion	2006	2008	14,044	14,908
Genco Charger	2005	2007	13,116	13,950
TOTAL			$321,428	$339,615

2014 Term Loan Facilities
Baltic Hornet	2014	2014	27,178	28,198
Baltic Wasp	2015	2015	27,431	28,451
TOTAL			$54,609	$56,649

Consolidated Total			$1,359,600	$1,508,221

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, net of commission, we would record a loss in the amount of the difference.  Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for information regarding the sale of vessel assets and the classification of vessels assets held for sale as of December 31, 2016.

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

Impairment of long-lived assets

We follow the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) subtopic 360-10, “Property, Plant and Equipment” (“ASC 360-10”) which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  If indicators of impairment are present, we perform an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets.

The weak global economic environment that has persisted since the global downturn in 2008 continues to negatively impact the drybulk industry.  General market volatility has endured as a result of uncertainty about the growth rate of the world economy and the Chinese economy in particular, on which the drybulk industry depends to a significant degree.  The economies of the U.S., European Union, and other parts of the world continue to experience slow growth or exhibit weak economic trends.  As a result of these factors and the increased supply of drybulk vessels, charter rates have declined significantly in recent years and are near historic lows.

When indicators of impairment are present and our estimate of undiscounted future cash flows for any vessel is lower than the vessel’s carrying value, the carrying value is written down, by recording a charge to operations, to the vessel’s fair market value if the fair market value is lower than the vessel’s carrying value.

We determined that as of December 31, 2016, the future income streams expected to be earned by such vessels over their remaining operating lives on an undiscounted basis would be sufficient to recover their carrying values.  Our estimated future undiscounted cash flows exceeded each of our vessels’ carrying values by a considerable margin (approximately 150% - 783% of carrying value).  Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 16.3 years for our remaining fleet of 60 vessels in which to recover sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2016.  Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

In developing estimates of future undiscounted cash flows, we make assumptions and estimates about the vessels’ future performance, with the significant assumptions being related to charter rates, fleet utilization, vessels’ operating expenses, vessels’ capital expenditures and drydocking requirements, vessels’ residual value and the estimated remaining useful life of each vessel. The assumptions used to develop estimates of future undiscounted cash flows are based on historical trends.  Specifically, we utilize the rates currently in effect for the duration of their current time charters, without assuming additional profit sharing.  For periods of time where our vessels are not fixed on time charters, we utilize an estimated daily time charter equivalent for our vessels’ unfixed days based on the most recent ten year historical one year time charter average.  Further, for our older vessels, those vessels in operation for at least 17 years, we evaluate the current rate environment compared to the ten year historical one year time charter rate and adjust the rate to better reflect the expected cash flows over the remaining useful lives of those vessels. Older vessels are inherently more susceptible to impairment from weakness in the charter rate environment as their shorter remaining useful lives provide for less of an opportunity for them to benefit from potentially stronger rates in the future. It is reasonably possible that the estimate of undiscounted cash flows may change in the near term due to changes in current rates which adversely affect the average rates being utilized and could result in impairment of certain of our older vessels. Actual equivalent drybulk shipping rates are currently lower than the estimated rate.  We believe current rates have been driven by an oversupplied market and seasonal issues as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Voyage Revenues.”

Of the inputs that the Company uses for its impairment analysis, future time charter rates are the most significant and most volatile.  Based on the sensitivity analysis performed by the Company, the Company would record impairment on its vessels for time charter declines from their most recent ten-year historical one-year time charter averages as follows:

	Percentage Decline from Ten-Year
	Historical One-Year Time Charter
	Average at Which Point Impairment
	Would be Recorded
	As of	As of
	December 31,	December 31,
Vessel Class	2016	2015
Capesize	(61.9)%	(64.3)%
Panamax	(49.2)%	(50.1)%
Ultramax	(50.0)%	(51.9)%
Supramax	(39.5)%	(46.9)%
Handymax	(43.2)%	(40.7)%
Handysize	(31.3)%	(31.3)%

Our time charter equivalent (TCE) rates for our fiscal years ended December 31, 2016 and 2015, respectively, were above or (below) the ten year historical one-year time charter average as of such dates as follows:

	TCE Rates as Compared with Ten-
	Year Historical One-Year Time
	Charter Average
	(as percentage above/(below))
	As of	As of
	December 31,	December 31,
Vessel Class	2016	2015
Capesize	(86.7)%	(84.4)%
Panamax	(77.3)%	(78.9)%
Ultramax	(67.9)%	(66.1)%
Supramax	(71.3)%	(73.0)%
Handymax	(71.0)%	(68.4)%
Handysize	(61.4)%	(59.5)%

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

Although we believe that the assumptions used to evaluate potential impairment are reasonable and appropriate, such assumptions are highly subjective. There can be no assurance as to how long charter rates and vessel values will remain at their currently low levels or whether they will improve by any significant degree. Charter rates may remain at depressed levels for a prolonged period of time, which could adversely affect our revenue and profitability, and future assessments of vessel impairment.

Investments

We held an investment in the capital stock of Jinhui.  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping. We also held an investment in the stock of Korea Line Corporation (“KLC”).  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  These investments were designated as available-for-sale and were reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive income (“AOCI”). We classified the investment as a current or noncurrent asset based on our intent to hold the investment at each reporting date.  During the fourth quarter of 2016, we sold our remaining shares of Jinhui and KLC and did not have any remaining investments as of December 31, 2016.

Investments were reviewed quarterly to identify possible other-than-temporary impairment in accordance with ASC Subtopic 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”). When evaluating the investments, we reviewed factors such as the length of time and extent to which fair value has been below the cost basis, the financial condition of the issuer, the underlying net asset value of the issuer’s assets and liabilities, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Should the decline in the value of any investment be deemed to be other-than-temporary, the investment basis would be written down to fair market value, and the write-down would be recorded to earnings as a loss. Investments that are not expected to be sold within the next year are classified as noncurrent.

Prior to the sale of our remaining investments, we evaluated our investments on a quarterly basis to determine the likelihood of any further significant adverse effects on the fair value and amount of any impairment. In the event we determined that the Jinhui or KLC investments were subject to any other-than-temporary impairment, the amount of the impairment was reclassified from the Consolidated Statement of Equity and recorded as a loss in the Consolidated Statement of Operations for the amount of the impairment.

Fair value of financial instruments

The estimated fair values of our financial instruments such as amounts due to / due from charterers, accounts payable and long-term debt, approximate their individual carrying amounts as of December 31, 2016 and December 31, 2015 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities.

The fair value of the interest rate swap for the Predecessor Company was the estimated amount we would receive to terminate these agreements at the reporting date, taking into account current interest rates and the creditworthiness of the counterparty for assets and creditworthiness of us for liabilities. See Note 13 — Fair Value of Financial Instruments in our Consolidated Financial Statements for additional disclosure on the fair values of long term debt and available-for-sale securities.

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

The interest rate swap that was terminated April 30, 2014 as mentioned above was not hedged as cash flow hedge accounting was discontinued beginning on March 31, 2014 as a result of the default under the 2007 Credit Facility (see above). Once cash flow hedge accounting was discontinued, the changes in the fair value of the interest rate swaps were recorded in the Consolidated Statement of Operations in Interest expense and the remaining amounts included in AOCI were amortized to interest expense over the original term of the hedging relationship. There was no hedge ineffectiveness associated with the interest rate swaps during the year ended December 31, 2014.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  During the years ended December 31, 2016, 2015 and 2014, we were subject to the following interest rates on the outstanding debt under our credit facilities (refer to Note 9 – Debt in our Consolidated Financial Statements for effective dates and termination dates for our credit facilities outlined below):

•	$400 Million Credit Facility — three-month LIBOR plus 3.75% effective November 14, 2016, when the draw down on this facility was made
•	$98 Million Credit Facility — three-month LIBOR plus 6.125% effective November 10, 2015 when the facility was entered into

•	2014 Term Loan Facilities — three-month or six-month LIBOR plus 2.50%
•	$100 Million Term Loan Facility — LIBOR plus 3.50% beginning on the Effective date until November 15, 2016; LIBOR plus 3.00% prior
•	$253 Million Term Loan Facility — three-month or six-month LIBOR plus 3.50% beginning on the Effective Date until November 15, 2016; three-month or six-month LIBOR plus 3.00% prior
•	2015 Revolving Credit Facility — three-month LIBOR plus a range of 3.40% to 4.25% effective April 9, 2015 when the facility was entered into until November 15, 2016
•	$44 Million Term Loan Facility — three-month LIBOR plus 3.35% until November 15, 2016
•	2010 Credit Facility — LIBOR plus 3.00% until January 7, 2015, when the facility was refinanced with the $148 Million Credit Facility
•	$148 Million Credit Facility — LIBOR plus 3.00% beginning January 7, 2015 when this facility refinanced the 2010 Credit Facility until November 15, 2016
•	$22 Million Term Loan Facility — three-month LIBOR plus 3.35% until November 15, 2016
•

2007 Credit Facility —  LIBOR plus 3.00% and a facility of 1.00% per annum on the average daily outstanding principal amount of the outstanding loan until the Effective Date when this facility was terminated

For any unpaid loan payments due under the $100 Million Term Loan Facility and the $253 Million Term Loan Facility during the bankruptcy period in 2014, we incurred an additional 2.00% default interest on the unpaid loan amounts due during the bankruptcy period.

A 1% increase in LIBOR would result in an increase of $5.7 million in interest expense for the year ended December 31, 2016.

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

As of December 31, 2016 and 2015, we did not have any interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.

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

As part of our business strategy, in the future, we may enter into short-term forward currency contracts to protect ourselves from the risk arising from the fluctuation in the exchange rate associated with available-for-sale investments.

Investments

We held investments in equity securities of Jinhui, which were classified as available for sale (“AFS”) under Accounting Standards Codification 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”). Pursuant to guidance in ASC 320-10, changes between our cost basis in these securities and their market value are recognized as an adjustment to their carrying values with an offsetting adjustment to AOCI at each reporting date.  Prior to the sale of our remaining shares of Jinhui during the fourth quarter of 2016, we reviewed the carrying value of such investments on a quarterly basis to determine if there were any indicators of other-than-temporary impairment in accordance with ASC 320-10.  Based on our review as of June 30, 2016, December 31, 2015 and September 30, 2015, we deemed our investment in Jinhui to be other-than-temporarily impaired as of those dates due to the duration and severity of the decline in its market value versus its cost basis and the absence of the intent and ability to recover the initial carrying value of the investment.  Therefore, a total loss of $2.7 million and $37.9 million has been recorded as impairment of investment in our Consolidated Statement of Operations during the years ended December 31, 2016 and 2015, respectively.  Refer to Note 6 — Investments in our Consolidated Financial Statements for further information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Genco Shipping & Trading Limited

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Genco Shipping & Trading Limited

New York, New York

We have audited the accompanying consolidated balance sheets of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the years ended December 31, 2016 and 2015 and for the period from July 9, 2014 through December 31, 2014 (the “Successor Company” operations and cash flows) and for the period from January 1, 2014 through July 9, 2014 (the “Predecessor Company” operations and cash flows). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of Genco Shipping & Trading Limited and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years ended December 31, 2016 and 2015 and for the period from July 9, 2014 through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Predecessor Company consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Genco Shipping & Trading Limited and subsidiaries for the period from January 1, 2014 through July 9, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 28, 2017

Genco Shipping & Trading Limited

Consolidated Balance Sheets as of December 31, 2016 and 2015

(U.S. Dollars in thousands, except for share and per share data)

	Successor	Successor
	December 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$133,400	$121,074
Restricted cash	8,242	19,500
Due from charterers, net	10,373	10,586
Prepaid expenses and other current assets	15,750	21,369
Vessels held for sale	4,840	—
Total current assets	172,605	172,529

Noncurrent assets:
Vessels, net of accumulated depreciation of $163,053 and $107,998, respectively	1,354,760	1,508,221
Deferred drydock, net of accumulated amortization of $6,340 and $3,207 respectively	12,637	16,177
Deferred financing costs, net of accumulated amortization of $0 and $734, respectively	—	3,294
Fixed assets, net of accumulated depreciation and amortization of $759 and $404, respectively	1,018	1,286
Other noncurrent assets	514	514
Restricted cash	27,426	315
Investments	—	12,327
Total noncurrent assets	1,396,355	1,542,134

Total assets	$1,568,960	$1,714,663

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$22,885	$27,467
Current portion of long-term debt, net of deferred financing costs of $0 and $9,411, respectively	4,576	579,023
Deferred revenue	1,488	1,058
Total current liabilities:	28,949	607,548

Noncurrent liabilities:
Long-term lease obligations	1,868	1,149
Long-term debt, net of deferred financing costs of $11,357 and $0, respectively	508,444	—
Total noncurrent liabilities	510,312	1,149

Total liabilities	539,261	608,697

Commitments and contingencies

Equity:
Series A Preferred Stock, par value $0.01; aggregate liquidation preference of $120,789 and $0 at December 31, 2016 and December 31, 2015, respectively	120,789	—
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding 7,354,449 and 7,289,823 shares at December 31, 2016 and December 31, 2015, respectively	74	73
Additional paid-in capital	1,503,784	1,483,105
Accumulated other comprehensive loss	—	(21)
Retained deficit	(594,948)	(377,191)
Total equity	1,029,699	1,105,966
Total liabilities and equity	$1,568,960	$1,714,663

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Operations

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	July 9 to	January 1 to
	December 31,	December 31,	December 31,	July 9,
	2016	2015	2014	2014
Revenues:
Voyage revenues	$133,246	$150,784	$98,817	$118,759
Service revenues	2,340	3,175	1,584	1,701

Total revenues	135,586	153,959	100,401	120,460

Operating expenses:
Voyage expenses	13,227	20,257	7,525	4,140
Vessel operating expenses	113,636	122,008	56,943	64,670
General and administrative expenses (inclusive of nonvested stock amortization expense of $20,680, $42,136, $20,405 and $4,352, respectively)	45,174	74,941	32,790	26,894
Technical management fees	8,932	8,961	4,125	4,477
Depreciation and amortization	76,330	79,556	36,714	75,952
Other operating income	(960)	—	(530)	—
Impairment of vessel assets	69,278	39,893	—	—
(Gain) loss on sale of vessels	(3,555)	1,210	—	—
Goodwill impairment	—	—	166,067	—

Total operating expenses	322,062	346,826	303,634	176,133

Operating loss	(186,476)	(192,867)	(203,233)	(55,673)

Other (expense) income:
Impairment of investment	(2,696)	(37,877)	—	—
Other income (expense)	645	(796)	36	(106)
Interest income	204	110	46	45
Interest expense	(28,453)	(20,032)	(7,620)	(41,061)

Other expense	(30,300)	(58,595)	(7,538)	(41,122)

Loss before reorganization items, net	(216,776)	(251,462)	(210,771)	(96,795)
Reorganization items, net	(272)	(1,085)	(1,591)	(915,640)

Loss before income taxes	(217,048)	(252,547)	(212,362)	(1,012,435)
Income tax expense	(709)	(1,821)	(996)	(815)

Net loss	(217,757)	(254,368)	(213,358)	(1,013,250)
Less: Net loss attributable to noncontrolling interest	—	(59,471)	(31,064)	(62,101)
Net loss attributable to Genco Shipping & Trading Limited	$(217,757)	$(194,897)	$(182,294)	$(951,149)

Net loss per share-basic	$(30.03)	$(29.61)	$(30.20)	$(21.83)
Net loss per share-diluted	$(30.03)	$(29.61)	$(30.20)	$(21.83)
Weighted average common shares outstanding-basic	7,251,231	6,583,163	6,036,051	43,568,942
Weighted average common shares outstanding-diluted	7,251,231	6,583,163	6,036,051	43,568,942

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Comprehensive Loss

(U.S. Dollars in Thousands)

	Successor			Predecessor
	Year	Year	Period from	Period from
	Ended	Ended	July 9 to	January 1 to
	December 31,	December 31,	December 31,	July 9,
	2016	2015	2014	2014

Net loss	$(217,757)	$(254,368)	$(213,358)	$(1,013,250)

Change in unrealized gain/loss on investments	21	25,296	(25,317)	(25,766)
Unrealized gain on cash flow hedges, net	—	—	—	2,401
Other comprehensive income (loss)	21	25,296	(25,317)	(23,365)

Comprehensive loss	(217,736)	(229,072)	(238,675)	(1,036,615)
Less: Comprehensive loss attributable to noncontrolling interest	—	(59,471)	(31,064)	(62,101)
Comprehensive loss attributable to Genco Shipping & Trading Limited	$(217,736)	$(169,601)	$(207,611)	$(974,514)

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Equity

(U.S. Dollars in Thousands)

(Unaudited)

						Genco
				Accumulated		Shipping &
				Other		Trading
	Series A		Additional	Comprehensive		Limited
	Preferred	Common	Paid-in	Income	Retained	Shareholders’	Noncontrolling
	Stock	Stock	Capital	(Loss)	Deficit	Equity	Interest	Total Equity
Balance - January 1, 2014 (Predecessor)	$—	$445	$846,658	$53,722	$66,644	$967,469	$341,336	$1,308,805

Net loss					(951,149)	(951,149)	(62,101)	(1,013,250)
Unrealized loss on investments				(25,766)		(25,766)	—	(25,766)
Unrealized gain on cash flow hedges, net				2,401		2,401	—	2,401
Nonvested stock amortization			2,403			2,403	1,949	4,352
Cash dividends paid by Baltic Trading Limited			(5)			(5)	(2,041)	(2,046)
Vesting of restricted shares issued by Baltic Trading Limited			74			74	(74)	—
Subtotal — July 9, 2014 (Predecessor)	$—	$445	$849,130	$30,357	$(884,505)	$(4,573)	$279,069	$274,496
Fresh-start adjustments:
Cancellation of Predecessor common stock and accumulated deficit		(445)	(849,130)		884,505	34,930	—	34,930
Elimination of Predecessor accumulated other comprehensive income				(30,357)		(30,357)	—	(30,357)
Issuance of new equity interest in connection with emergence from Chapter 11, including the $100 Million Rights Offering — 6,029,976 shares		60	1,232,940			1,233,000	—	1,233,000
Balance — July 9, 2014 (Successor)	$—	$60	$1,232,940	$—	$—	$1,233,000	$279,069	$1,512,069
Net loss					(182,294)	(182,294)	(31,064)	(213,358)
Other comprehensive loss				(25,317)		(25,317)	—	(25,317)
Issuance of 13,102 shares of common stock		1	(1)			—	—	—
Issuance of 111,060 shares of nonvested stock		1	(1)			—	—	—
Nonvested stock amortization			18,854			18,854	1,551	20,405
Cash dividends paid by Baltic Trading Limited			(3)			(3)	(1,022)	(1,025)
Vesting of restricted shares issued by Baltic Trading Limited			(39)			(39)	39	—
Balance — December 31, 2014 (Successor)	$—	$62	$1,251,750	$(25,317)	$(182,294)	$1,044,201	$248,573	$1,292,774

Net loss					(194,897)	(194,897)	(59,471)	(254,368)
Other comprehensive income				25,296		25,296	—	25,296
Settlement of non-accredited Note holders			(462)			(462)	—	(462)
Equity effect of purchase of entities under common control			590			590	—	590
Issuance of 1,128,713 shares to Baltic Trading shareholders		11	(11)			—	—	—
Elimination of non-controlling interest due to merger			194,375			194,375	(194,375)	—
Nonvested stock amortization			36,863			36,863	5,273	42,136
Balance — December 31, 2015 (Successor)	$—	$73	$1,483,105	$(21)	$(377,191)	$1,105,966	$—	$1,105,966

Net loss					(217,757)	(217,757)	—	(217,757)
Other comprehensive income				21		21	—	21
Issuance of 27,061,856 shares of Series A Preferred Stock	120,789					120,789	—	120,789
Issuance of 61,244 shares of nonvested stock		1	(1)			—	—	—
Issuance of 3,138 shares of vested RSUs		—	—			—	—	—
Nonvested stock amortization			20,680			20,680	—	20,680
Balance — December 31, 2016 (Successor)	$120,789	$74	$1,503,784	$—	$(594,948)	$1,029,699	$—	$1,029,699

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Cash Flows

(U.S. Dollars in Thousands)

	Successor			Predecessor
	Year	Year	Period from	Period from
	Ended	Ended	July 9 to	January 1 to
	December 31,	December 31,	December 31,	July 9,
	2016	2015	2014	2014
Cash flows from operating activities:
Net loss	$(217,757)	$(254,368)	$(213,358)	$(1,013,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash reorganization items and fresh-start reporting adjustments, net	—	—	—	880,408
Goodwill impairment	—	—	166,067	—
Depreciation and amortization	76,330	79,556	36,714	75,952
Amortization of deferred financing costs	2,847	2,379	845	4,461
PIK interest, net	800	—	—	—
Amortization of time charters acquired	—	—	450	(68)
Amortization of discount on Convertible Senior Notes	—	—	—	1,592
Interest expense related to the de-designation of the interest rate swap	—	—	—	1,048
Amortization of nonvested stock compensation expense	20,680	42,136	20,405	4,352
Impairment of vessel assets	69,278	39,893	—	—
(Gain) loss on sale of vessels	(3,555)	900	—	—
Impairment of investment	2,696	37,877	—	—
Realized (gain) loss on sale of investment	(689)	724	—	—
Change in assets and liabilities:
Decrease (increase) in due from charterers	213	4,153	(1,545)	1,047
Decrease (increase) in prepaid expenses and other current assets	5,485	1,181	8,343	(11,735)
(Decrease) increase in accounts payable and accrued expenses	(5,309)	1,883	(39,170)	32,534
Increase (decrease) in deferred revenue	430	(339)	400	(600)
Increase in lease obligations	719	759	390	195
Deferred drydock costs incurred	(2,150)	(12,820)	(6,376)	(9,253)
Net cash used in operating activities	(49,982)	(56,086)	(26,835)	(33,317)

Cash flows from investing activities:
Purchase of vessels, including deposits	(458)	(66,590)	(24,473)	(29,995)
Purchase of other fixed assets	(329)	(770)	(208)	(415)
Net proceeds from sale of vessels	13,024	—	—	—
Sale of AFS securities	10,489	706	—	—
Changes in deposits of restricted cash	(15,853)	9,880	(19,420)	(125)
Net cash provided by (used in) investing activities	6,873	(56,774)	(44,101)	(30,535)

Cash flows from financing activities:
Proceeds from $400 Million Credit Facility	400,000	—	—	—
Repayments on the $100 Million Term Loan Facility	(60,099)	(7,692)	(3,846)	(3,846)
Repayments on the $253 Million Term Loan Facility	(145,268)	(20,300)	(5,075)	(10,150)
Proceeds from the 2015 Revolving Credit Facility	—	56,218	—	—
Repayments on the 2015 Revolving Credit Facility	(56,218)	—	—	—
Repayments on the $44 Million Term Loan Facility	(38,500)	(2,750)	(1,375)	(1,375)
Proceeds from the $98 Million Credit Facility	—	98,271	—	—
Repayments on the $98 Million Credit Facility	(3,000)	—	—	—
Proceeds from the $148 Million Credit Facility	—	148,000	—	—
Repayments on the $148 Million Credit Facility	(140,383)	(7,616)	—	—
Repayments on the 2010 Credit Facility	—	(102,250)	—	—
Repayments on the $22 Million Term Loan Facility	(18,625)	(1,500)	(750)	(750)
Proceeds from the 2014 Term Loan Facilities	—	—	33,150	—
Repayments on the 2014 Term Loan Facilities	(2,763)	(2,081)	—	—
Payment of dividend by subsidiary	—	—	(1,025)	(2,046)
Cash settlement of non-accredited Note holders	(101)	(777)	(484)	—
Proceeds from issuance of Series A Preferred Stock	125,000	—	—	—
Payment of Series A Preferred Stock issuance costs	(3,108)	—	—	—
Proceeds from Rights Offering	—	—	—	100,000
Payment of common stock issuance costs by subsidiary	—	—	—	(111)
Payment of deferred financing costs	(1,500)	(7,003)	(2,322)	(4,515)
Net cash provided by financing activities	55,435	150,520	18,273	77,207

Net increase (decrease) in cash and cash equivalents	12,326	37,660	(52,663)	13,355

Cash and cash equivalents at beginning of period	121,074	83,414	136,077	122,722
Cash and cash equivalents at end of period	$133,400	$121,074	$83,414	$136,077

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands)

Notes to Consolidated Financial Statements

1 - GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect wholly-owned subsidiaries, including Baltic Trading Limited (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands and as of December 31, 2016, is the sole owner of all of the outstanding shares of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; and the ship-owning subsidiaries as set forth below under “Other General Information.”  As of December 31, 2016, Genco Ship Management LLC is the sole owner of all of the outstanding limited liability company interests of Genco Management (USA) Limited.

On April 15, 2016, the shareholders of the Company approved, at a Special Meeting of Shareholders (the “Special Meeting”), proposals to amend the Second Amended and Restated Articles of Incorporation of the Company to (i) increase the number of authorized shares of common stock of the Company from 250,000,000 to 500,000,000 and (ii) authorize the issuance of up to 100,000,000 shares of preferred stock, in one or more classes or series as determined by the Board of Directors of the Company. The authorized shares did not change as a result of the reverse stock split as discussed below. Following the Special Meeting on such date, the Company filed Articles of Amendment of its Second Amended and Restated Articles of Incorporation with the Registrar of Corporations of the Republic of the Marshall Islands to implement to the foregoing amendments. Additionally, at the Special Meeting, the shareholders of the Company approved a proposal to amend the Second Amended and Restated Articles of Incorporation of the Company to effect a reverse stock split of the issued and outstanding shares of Common Stock at a ratio between 1-for-2 and 1-for-25 with such reverse stock split to be effective at such time and date, if at all, as determined by the Board of Directors of the Company, but no later than one year after shareholder approval thereof.

On July 7, 2016, the Company completed a one-for-ten reverse stock split of its common stock.  As a result, all share and per share information included for all periods presented in these consolidated financial statements, with the exception of any share information for Baltic Trading and for the Predecessor Company (as defined in the “Bankruptcy Filing” section below), reflect the reverse stock split.  Refer to Note 7 — Net Loss per Common Share and Note 23 — Stock-Based Compensation.

On October 13, 2016, Peter C. Georgiopoulos resigned as Chairman of the Board and a director of the Company.  The Board of Directors appointed Arthur L. Regan, a director of the Company, as Interim Executive Chairman of the Board.  In connection with his departure, Mr. Georgiopoulos entered into a Separation Agreement and a Release Agreement with the Company on October 13, 2016.  Under the terms of these agreements, subject to customary conditions, Mr. Georgiopoulos received an amount equal to the annual Chairman’s fee awarded to him in recent years of $500 as a severance payment and full vesting of his unvested equity awards, which consisted of grants of 68,581 restricted shares of the Company’s common stock and warrants exercisable for approximately 213,937 shares of the Company’s common stock with an exercise price per share ranging $259.10 to $341.90.  Refer to Note 23 — Stock-Based Compensation.  The agreements also contain customary provisions pertaining to confidential information, releases of claims by Mr. Georgiopoulos, and other restrictive covenants.

On November 15, 2016, pursuant to the Purchase Agreements (as defined in Note 9 — Debt), the Company completed the private placement of 27,061,856 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) which included 25,773,196 shares at a price per share of $4.85 and an additional 1,288,660 shares issued as a commitment fee on a pro rata basis.  The Company received net proceeds of $120,789 after deducting underwriters’ fees and expenses.  On January 4, 2017, the Company’s shareholders approved at a Special Meeting of Shareholders the issuance of up to 27,061,856 shares of common stock of the Company upon the conversion of shares of the Series A Preferred Stock, par value $0.01 per share, which were purchased by certain investors in a private placement (the “Conversion Proposal”).  As a result of shareholder approval of the Conversion Proposal, all outstanding 27,061,856 shares of Series A Preferred Stock were automatically and mandatorily converted into 27,061,856 shares of common stock of the Company on January 4, 2017.

Merger Agreement with Baltic Trading

On April 7, 2015, the Company entered into a definitive merger agreement with Baltic Trading Limited ("Baltic Trading") under which the Company acquired Baltic Trading in a stock-for-stock transaction (the “Merger”).  Under the terms of the agreement, Baltic Trading became an indirect wholly-owned subsidiary of the Company, and Baltic Trading shareholders (other than the Company and its subsidiaries) received 0.216 shares of the Company’s common stock for each share of Baltic Trading’s common stock they owned at closing, with fractional shares settled in cash.  Upon consummation of the transaction on July 17, 2015, the Company’s shareholders owned approximately 84.5% of the combined company, and former Baltic Trading’s shareholders (other than the Company and its subsidiaries) owned approximately 15.5% of the combined company.  Shares of Baltic Trading’s Class B stock (all of which were owned by the Company) were canceled in the Merger.  The Company’s common stock began trading on the New York Stock Exchange after consummation of the transaction on July 20, 2015.  The Boards of Directors of both the Company and Baltic Trading established independent special committees to review the transaction and negotiate the terms on behalf of their respective companies.  Both independent special committees unanimously approved the transaction.  The Boards of Directors of both companies approved the Merger by unanimous vote of directors present and voting, with Peter C. Georgiopoulos, former Chairman of the Board of each company, recusing for the vote.  The Merger was approved on July 17, 2015 at the 2015 Annual Meeting of Shareholders (the “2015 Annual Meeting”).

Prior to the completion of the Merger, the Company prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and consolidated the operations of Baltic Trading. The Baltic Trading common shares that the Company acquired in the Merger were previously recognized as a noncontrolling interest in the consolidated financial statements of the Company. Under U.S. GAAP, changes in a parent’s ownership interest in a subsidiary that do not result in the parent losing control of the subsidiary are considered equity transactions (i.e. transactions with owners in their capacity as owners) with any difference between the amount by which the noncontrolling interest is adjusted and the fair value of the consideration paid attributed to the equity of the parent. Accordingly, any difference between the fair value of the Company’s common shares issued in exchange for Baltic Trading common shares pursuant to the Merger was reflected as an adjustment to the equity in the Company. No gain or loss was recognized in the Company’s Consolidated Statement of Comprehensive Loss upon completion of the transaction.

Acquisition of Baltic Lion and Baltic Tiger

Additionally, on April 7, 2015, the Company entered into an agreement under which the Company acquired all of the shares of two single-purpose vessel owning entities that were wholly owned by Baltic Trading, each of which owned one Capesize drybulk vessel, specifically the Baltic Lion and Baltic Tiger, for an aggregate purchase price of $68,500, subject to reduction for $40,563 of outstanding first-mortgage debt of such single-purpose entities that was guaranteed by the Company.  For further details, refer to the “Impairment of long-lived assets” section in Note 2 — Summary of Significant Accounting Policies.  These transactions, which closed on April 8, 2015, were accounted for pursuant to accounting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), for transactions amongst entities under common control.  Accordingly, the difference between the cash paid to Baltic Trading and the Company’s carrying value of the Baltic Lion and Baltic Tiger as of the closing date of $590 was reflected as an adjustment to Additional paid-in capital in the Consolidated Statements of Equity during the year ended December 31, 2015.  The independent special committees of both companies’ Boards of Directors reviewed and approved these transactions.

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

Registration Rights Agreement

On the Effective Date, the Successor Company and the Registration Rights Parties entered into the Registration Rights Agreement. The Registration Rights Agreement provided the Registration Rights Parties who receive 10% or more of the Successor Company’s Common Stock under the Plan with demand and piggyback registration rights. This agreement was amended and restated in connection with our $125,000 equity raise to cover shares issued to with funds or related entities managed by Centerbridge Partners, L.P. or its affiliates (“Centerbridge”), Strategic Value Partners, LLC (“SVP”) and Apollo Global Management, LLC (“Apollo”). See Note 9 — Debt for further details of this equity raise.

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

Successor Company Equity Warrant Agreement

On the Effective Date, pursuant to the Plan, the Successor Company’s Equity Warrants totaling 3,938,298 were issued pursuant to the terms of the Successor Company’s Equity Warrant Agreement (the “Equity Warrants”). Each of the Equity Warrants has a 7-year term (commencing on the day following the Effective Date) and are exercisable for one share of the Successor Company’s Common Stock. The Equity Warrants are exercisable on a cashless basis at an exercise price of $209.90 per share. The Successor Company’s Equity Warrant Agreement contains customary anti-dilution adjustments in the event of any stock split, reverse stock split, stock dividend, reclassification, dividend or other distributions (including, but not limited to, cash dividends), or business combination transaction.  As of December 31, 2016 and 2015, 3,936,761 Equity Warrants were not exercised.

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

The effects of the Plan and fresh-start reporting on the Company’s consolidated balance sheet (as restated) are as follows:

	Fresh-Start Adjustments

		Debt
		Discharge and	Reinstatement	Revaluation of
	Predecessor	Equity	of	Assets and	Successor
	July 9, 2014	Issuance (a)	Liabilities (b)	Liabilities (c)	July 9, 2014
Assets
Current assets:
Cash and cash equivalents	$48,551	$87,526	$—	$—	$136,077
Restricted cash	9,975	—	—	—	9,975
Due from charterers, net	13,194	—	—	—	13,194
Prepaid expenses and other current assets	30,800	—	—	(41)	30,759
Time charters acquired	—	—	—	450	450
Total current assets	102,520	87,526	—	409	190,455

Noncurrent assets:
Vessels, net	2,604,731	—	—	(1,065,882)	1,538,849
Deposits on vessels	28,658	—	—	2,317	30,975
Deferred drydock, net	16,584	—	—	(16,396)	188
Deferred financing costs, net	18,953	(11,893)	—	—	7,060
Fixed assets, net	4,053	—	—	(3,443)	610
Other noncurrent assets	514	—	—	—	514
Restricted cash	300	—	—	—	300
Investments	51,804	—	—	—	51,804
Goodwill	—	—	—	166,067	166,067
Total noncurrent assets	2,725,597	(11,893)	—	(917,337)	1,796,367

Total assets	$2,828,117	$75,633	$—	$(916,928)	$1,986,822

Liabilities and Equity
Current liabilities not subject to compromise:
Accounts payable and accrued expenses	$60,333	$(1,086)	$6,478	$—	$65,725
Current portion of long-term debt	4,250	—	27,992	—	32,242
Deferred revenue	997	—	—	—	997
Time charters acquired	16	—	—	(16)	—
Total current liabilities not subject to compromise	65,596	(1,086)	34,470	(16)	98,964

Noncurrent liabilities not subject to compromise:
Long-term lease obligations	2,670	—	—	(2,670)	—
Long-term debt	161,500	—	214,289	—	375,789
Total noncurrent liabilities not subject to compromises	164,170	—	214,289	(2,670)	375,789

Total liabilities subject to compromise	1,443,446	(1,194,687)	(248,759)	—	—

Total liabilities	1,673,212	(1,195,773)	—	(2,686)	474,753

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Predecessor Common stock	445	(445)	—	—	—
Predecessor Additional paid-in capital	849,130	(849,130)	—	—	—
Successor Common stock	—	603	—	—	603
Successor Additional paid-in capital	—	1,232,397	—	—	1,232,397
Accumulated other comprehensive income	30,357	(30,357)	—	—	—
Retained (deficit) earnings	(57,463)	918,338	—	(860,875)	—
Total Genco Shipping & Trading Limited shareholders’ equity	822,469	1,271,406	—	(860,875)	1,233,000
Noncontrolling interest	332,436	—	—	(53,367)	279,069
Total equity	1,154,905	1,271,406	—	(914,242)	1,512,069

Total liabilities and equity	$2,828,117	$75,633	$—	$(916,928)	$1,986,822

(a)	Debt Discharge and Equity Issuance — this column reflects the following adjustments pursuant to the Plan:

1.	Items comprising the net gain on settlement of liabilities subject to compromise in exchange for equity issuance — see Note 18.

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

•

The total reduction of $53,367 in noncontrolling interest is due to the adjustment of the fair value of the noncontrolling interest derived from the Baltic Trading asset revaluation and goodwill described above and an additional revaluation adjustment of $3,034. The revalued noncontrolling interest was determined based on a relative fair value allocation of Baltic Trading Limited’s estimated equity value as July 8, 2014, which multiplied the percentage of Baltic Trading Limited’s equity ownership attributable to non-controlling interests by the estimated equity value of Baltic Trading Limited as of such date. The estimated equity value of Baltic Trading Limited as of such date was determined by multiplying the  closing price of Baltic Trading Limited's publicly traded common stock by the total number of shares of Baltic Trading Limited’s common stock and Class B stock outstanding on July 8, 2014.

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

At December 31, 2016, 2015 and 2014, the Company’s fleet, including Baltic Trading vessels, consisted of 65, 70 and 67 vessels, respectively.

Below is the list of Company’s wholly owned ship-owning subsidiaries as of December 31, 2016:

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

The Company formerly provided technical services for drybulk vessels purchased by Maritime Equity Partners (“MEP”).  These services included oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but did not include chartering services.  The services were initially provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and were provided for an initial term of one year.   On September 30, 2015, under the oversight of an independent committee of the Company’s Board of Directors, Genco Management (USA) Limited and MEP entered into certain agreements under which MEP paid $2,178 of the amount of service fees in arrears (of which $261 was paid in 2016 by the new owners of five of the MEP vessels sold in January 2016 as described below) and the daily service fee was reduced from $750 to $650 per day effective on October 1, 2015. During January 2016, five of MEP’s vessels were sold to third-parties and were no longer subject to the agency agreement.  Based upon the September 30, 2015 agreement, termination fees were due in the amount of $296 which was assumed by the new owners of the five MEP vessels that were sold and has been paid in full during February 2016.  Additionally, during the three months ended September 30, 2016, the remaining seven of MEP’s vessels were sold to third parties, and the agency agreement was deemed terminated upon the sale of these vessels.  Based upon the September 30, 2015 agreement, termination fees were due in the amount of $830, which was assumed by the new owners of the seven MEP vessels that were sold and were paid in full as of September 30, 2016.  MEP has been dissolved.  Refer to Note 8 — Related Party Transactions for amounts due to or from MEP as of December 31, 2016 and 2015.

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

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost or market adjustments to re-value the bunker fuel on a quarterly basis.  These differences in bunkers, including lower of cost or market adjustments, resulted in a net loss of $4,920, $8,927 and $1,616 during the years ended December 31, 2016 and 2015 and during the period from July 9 to December 31, 2014, respectively, for the Successor Company. During the period from January 1 to July 9, 2014, the Predecessor Company recorded a net gain of $252.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

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

During the year ended December 31, 2016, six of the Company’s vessels were chartered under spot-market related time charters which included a profit-sharing element, the Genco Commodus, Baltic Lion, Genco London, Genco Maximus, Baltic Wasp and Baltic Wolf.  Under these charter agreements, the rate for the spot market-related time charter was linked to a floor of $3 with a 50% index-based profit sharing component. During the year ended December 31, 2014, two of the Company’s vessels, the Genco Avra and Genco Spirit, were chartered under spot market-related time charters which included a profit-sharing element.  The time charters for the Genco Avra and Genco Spirit ended during March 2014 and November 2014, respectively.  Under these charter agreements, the rate for the spot market-related time charter was linked with a floor of $9 and a ceiling of $14 daily with a 50% profit sharing arrangement to apply to any amount above the ceiling.  The rate was based on 115% of the average of the daily rates reflected in the daily reports of the Baltic Handysize Index.  During the year ended December 31, 2015, there were no time charters with profit-sharing elements.

At December 31, 2016 and 2015, 20 and 19 of the Company’s vessels were in vessel pools, respectively.  At December 31, 2016 and 2015, the Company had 13 and 14 vessels, respectively, operating in the Clipper Logger Pool and the Clipper Sapphire Pool, vessel pools trading in the spot market for which Clipper Group acts as the pool manager.  Additionally, at December 31, 2016 and 2015, the Company had seven and four vessels, respectively, operating in the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market for which Torvald Klaveness acts as pool manager.  Lastly, as of December 31, 2015, the Company had one vessel operating in the Navig8 Bulk Pool, a vessel pool trading in the spot market for which Navig8 Inc. acts as the pool manager.  Under pool arrangements, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue less voyage expenses generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these vessels is subject to the fluctuations of the spot market.  The Company recognizes revenue from these pool arrangements based on its portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after voyage expenses and pool manager fees.

Other operating income

During the years ended December 31, 2016 and 2015 and the period from July 9 to December 31, 2014, the Successor Company recorded other operating income of $960, $0 and $530, respectively.  During the period from January 1 to July 9, 2014, the Predecessor Company recorded other operating income of $0.  Other Operating income recorded by the Successor Company during the year ended December 31, 2016 consists primarily of $934 received from Samsun Logix Corporation (“Samsun”) pursuant to the revised rehabilitation plan that was approved by the South Korean courts on April 8, 2016 which was settled in full on October 27, 2016.  Other operating income recorded by the Successor Company during the period from July 9 to December 31, 2014 consists of $530 related to installments due from Samsun pursuant to the original rehabilitation plan which was approved by the South Korean courts on February 5, 2010.  Refer to Note 21 — Commitments and Contingencies for further information regarding the bankruptcy settlement with Samsun.

Due from charterers, net

Due from charterers, net includes accounts receivable from charters, net of the provision for doubtful accounts.  At each balance sheet date, the Company records the provision based on a review of all outstanding charter receivables.  Included in the standard time charter contracts with the Company’s customers are certain performance parameters which, if not met, can result in customer claims.  As of December 31, 2016 and 2015, the Company had a reserve of $283 and $429, respectively, against the due from charterers balance and an additional accrual of $220 and $498, respectively, in deferred revenue, each of which is primarily associated with estimated customer claims against the Company including vessel performance issues under time charter agreements.

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

General and administrative expenses

During the year ended December 31, 2016, the Company opted to break out expenses previously classified as General, administrative and management fees into two separate categories to provide a greater level of detail of the underlying expenses.  These fees were broken out into General and administrative expenses and Technical management fees.  This change was made retrospectively for comparability purposes and there was no effect on the Net Loss for the Successor Company for the years ended December 31, 2016 and 2015 and for the period from July 9 to December 31, 2014 or for the Predecessor Company for the period from January 1 to July 9, 2014.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost that is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the Successor Company for the years ended December 31, 2016 and 2015 and the period from July 9 to December 31, 2014 was $71,829, $76,395 and $36,265, respectively.  Depreciation expense for vessels for the Predecessor Company for the period from January 1 to July 9, 2014 was $71,756.

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt).  Effective July 9, 2014, on the Effective Date, the Company increased the estimated scrap value of the vessels from $245 per lwt to $310 per lwt prospectively based on the 15-year average scrap value of steel.  During the years ended December 31, 2016 and 2015 and for the period from July 9 to December 31, 2014, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $2,860, $3,193 and $1,540, respectively, for the Successor Company. The decrease in depreciation expense does not take into effect the revaluation of the vessel assets due to fresh-start reporting.

Vessels held for sale

During December 2016, the Board of Directors authorized the sale of the Genco Success, Genco Prosperity and Genco Wisdom.  As such, these vessel assets have been classified as held for sale in the Consolidated Balance Sheet as of December 31, 2016.  Refer to Note 5 — Vessel Acquisitions and Dispositions and Note 28 — Subsequent Events for additional information.

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

Depreciation and amortization expense for fixed assets for the years ended December 31, 2016 and 2015 and for the period from July 9 to December 31, 2014 for the Successor Company was $388, $284 and $119, respectively.  Depreciation and amortization expense for fixed assets for the period from January 1 to July 9, 2014 for the Predecessor Company was $458.

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

Amortization expense for drydocking for the years ended December 31, 2016 and 2015 and for the period from July 9 to December 31, 2014 for the Successor Company was $4,113, $2,877 and $330, respectively.  Amortization expense for drydocking for the period from January 1 to July 9, 2014 for the Predecessor Company was $3,738.  All other costs incurred during drydocking are expensed as incurred.

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

Impairment of long-lived assets

During the years ended December 31, 2016 and 2015 and during the period from July 9 to December 31, 2014, the Successor Company recorded $69,278, $39,893 and $0, respectively, related to the impairment of vessel assets in accordance with ASC 360 — “Property, Plant and Equipment” (“ASC 360”).  For the period from January 1 to July 9, 2014, there were no impairment charges recorded by the Predecessor Company. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  If indicators of impairment are present, the Company performs an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets.

At June 8, 2016, the Company determined that the scrapping of nine of its vessels, the Genco Acheron, Genco Carrier, Genco Leader, Genco Pioneer, Genco Prosperity, Genco Reliance, Genco Success, Genco Sugar, and Genco Wisdom, was more likely than not pursuant to the Commitment Letter entered into for the $400 Million Credit Facility as defined and disclosed in Note 9 — Debt.  Therefore, at June 8, 2016, the time utilized to determine the recoverability of the carrying value of the vessel assets was significantly reduced.  After determining that the sum of the estimated undiscounted future cash flows attributable to the aforementioned nine vessels did not exceed the carrying value of the vessels at June 8, 2016, the Company reduced the carrying value of the nine vessels to their net realizable value, which was based on the expected net proceeds from scrapping the vessels.  This resulted in an impairment loss of $67,594 during the year ended December 31, 2016.  Refer to Note 5 — Vessel Acquisitions and Dispositions for further information about the sale of these vessels.

At March 31, 2016, the Company determined that the scrapping of the Genco Marine was more likely than not based on discussions with the Company’s Board of Directors.  Therefore, at March 31, 2016, the time utilized to determine the recoverability of the carrying value of the vessel asset was significantly reduced.  After determining that the sum of the estimated undiscounted future cash flows attributable to the Genco Marine did not exceed the carrying value of the vessel at March 31, 2016, the Company reduced the carrying value of the Genco Marine to its net realizable value, which was based on the expected proceeds from scrapping the vessel.  This resulted in an impairment loss of $1,684 during the year ended December 31, 2016.  On April 5, 2016, the Board of Directors unanimously approved scrapping the Genco Marine and the sale of the Genco Marine to the scrap yard was completed on May 17, 2016.

At December 31, 2015, the Company determined that the future undiscounted cash flows did not exceed the net book value for the Genco Marine.  As such, a $4,497 impairment loss was recorded in order to adjust the value of the Genco Marine to its fair market value as of December 31, 2015.

Lastly, at March 31, 2015, the Company determined that the sale of the Baltic Lion and Baltic Tiger was more likely than not based on Baltic Trading’s expressed consideration to divest of those vessels.  Therefore, at March 31, 2015, the time utilized to determine the recoverability of the carrying value of the vessel assets was significantly reduced, and after determining that the sum of the estimated undiscounted future cash flows attributable to the Baltic Lion and Baltic Tiger would not exceed the carrying value of the respective vessels, the Company reduced the carrying value of each vessel to its estimated fair value, which was determined primarily based on appraisals and third party broker quotes. This resulted in an impairment loss of $35,396.  On April 8, 2015, the Baltic Lion and Baltic Tiger entities were sold to GS&T.   Refer to Note 1 — General Information for details pertaining to the sale of these entities.

As part of fresh-start reporting, the Company revalued its vessel assets at their fair values as of the Effective Date and the losses were recorded in Reorganization items, net in the Consolidated Statements of Operations.

(Gain) loss on disposal of vessels

During the years ended December 31, 2016 and 2015, the Successor Company recorded a gain of $3,555 and a loss of $1,210, respectively, related to the sale of vessels.  During the year ended December 31, 2016, the Company recorded a net gain of $3,555 related to the sale of the Genco Marine, Genco Sugar, Genco Pioneer, Genco Leader and Genco Acheron.  During the year ended December 31, 2015, the Company recorded a net loss of $1,210 related to the sale of the Baltic Lion and Baltic Tiger entities to GS&T from Baltic Trading on April 8, 2015.

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

Investments

The Company held an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”) and in Korea Line Corporation (“KLC”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  The investments in Jinhui and KLC were designated as AFS and were reported at fair value, with unrealized gains and losses recorded in equity as a component of accumulated other comprehensive income (loss) (“AOCI”).  The Company classified the investments as current or noncurrent assets based on the Company’s intent to hold the investments at each reporting date.  As of December 31, 2016, the Company no longer held investments in Jinhui or KLC.  Refer to Note 6 — Investments.

Investments were reviewed quarterly to identify possible other-than-temporary impairment in accordance with ASC Subtopic 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”).  When evaluating its investments, the Company reviewed factors such as the length of time and extent to which fair value has been below the cost basis, the financial condition of the issuer, the underlying net asset value of the issuers assets and liabilities, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.  Should the decline in the value of any investment be deemed to be other-than-temporary, the investment basis would be written down to fair market value, and the write-down would be recorded to earnings as a loss.  Refer to Note 6 — Investments.

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

GS&T will qualify for the Section 883 exemption if, among other things, (i) GS&T stock is treated as primarily and regularly traded on an established securities market in the United States (the “publicly traded test”) or (ii) GS&T satisfies the qualified shareholder test or the controlled foreign corporation test.  Under applicable Treasury Regulations, the publicly-traded test cannot be satisfied in any taxable year in which persons who actually or constructively own 5% or more of GS&T’s stock (“5% shareholders”), together own 50% or more of GS&T’s stock (by vote and value) for more than half the days in such year (the “five percent override rule”), unless an exception applies.  A foreign corporation satisfies the qualified shareholder test if more than 50% of the value of its outstanding shares is owned (or treated as owned by applying certain attribution rules) for at least half of the number of days in the foreign corporation's taxable year by one or more “qualified shareholders.”  A qualified shareholder includes a foreign corporation that is organized in a qualified foreign country and meets the publicly traded test.

Based on the publicly traded requirement of the Section 883 regulations, GS&T believes that it qualified for exemption from income tax on income derived from the international operations of ships during the years ended December 31, 2016, 2015 and 2014.  In order to meet the publicly traded requirement, GS&T’s stock must be treated as being primarily and regularly traded for more than half the days of any such year.  Under the Section 883 regulations, GS&T’s qualification for the publicly traded requirement may be jeopardized if 5% shareholders own, in the aggregate, 50% or more of the Company’s common stock for more than half the days of the year.  Management believes that during the years ended December 31, 2016, 2015 and 2014, the combined ownership of its 5% shareholders did not equal 50% or more of its common stock for more than half the days of each of those respective years, as applicable.

If GS&T does not qualify for the Section 883 exemption, GS&T’s U.S. source shipping income, i.e., 50% of its gross shipping income attributable to transportation beginning or ending in the U.S. (but not both beginning and ending in the U.S.) would be subject to a 4% tax without allowance for deductions (the “U.S. gross transportation tax”).

Prior to the Merger, Baltic Trading was also incorporated in the Marshall Islands and its stock is primarily traded on an established securities market in the U.S.  However, GS&T indirectly owned shares of Baltic Trading’s Class B Stock which provided GS&T with over 50% of the combined voting power of all classes of Baltic Trading’s voting stock since Baltic Trading’s IPO was completed on March 15, 2010 until the Merger with Baltic Trading on July 17, 2015 (pursuant to which GS&T exchanged its shares for Baltic Trading’s outstanding common stock).  As a result, Baltic Trading’s Class B Stock has not been treated as regularly traded (a corporation’s stock is not regularly traded if, amongst other things, 50% or more of its stock (by vote or value) is not listed on one or more established securities markets) and Baltic Trading did not satisfy the publicly traded test in 2015 (and could not satisfy the qualified shareholder test or the controlled foreign corporation test in 2015).  Thus, Baltic Trading did not qualify for a Section 883 exemption in 2015. As such, Baltic Trading was subject to U.S. gross transportation income tax on its U.S. source shipping income.  As a result of the Merger, Baltic Trading should qualify for the Section 883 exemption under the qualified shareholder test in 2016 and future taxable years as long as GS&T qualifies for the Section 883 exemption by satisfying the publicly-traded test in such years.

During the year ended December 31, 2015 and the period from July 9 to December 31, 2014, Baltic Trading had U.S. source shipping income of $1,706 and $450, respectively.  Baltic Trading’s estimated U.S. gross transportation income tax expense for the year ended December 31, 2015 and the period from July 9 to December 31, 2014 was $68 and $18, respectively.  During the period from January 1 to July 9, 2014, Baltic Trading had U.S. source shipping income of $965.  Baltic Trading’s U.S. gross transportation income tax expense for the period from January 1 to July 9, 2014 was $39.

In addition to GS&T’s shipping income and pursuant to certain agreements, GS&T technically and commercially managed vessels for Baltic Trading until the Merger, as well as provided technical management of vessels for MEP in exchange for specified fees for these services provided.  These services were performed by Genco Management (USA) Limited (“Genco (USA)”), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax (currently imposed at graduated rates of up to 35%) on its worldwide net income, including the net income derived from providing these services.  Genco (USA) has entered into a cost-sharing agreement with the Company and Genco Ship Management LLC, collectively “Manco,” pursuant to which Genco (USA) agrees to reimburse Manco for the costs incurred by Genco (USA) for the use of Manco’s personnel and services in connection with the provision of management services for both Baltic Trading and MEP’s vessels.

Total revenue earned by the Successor Company for these services during the years ended December 31, 2016 and 2015 and for the period from July 9 to December 31, 2014 was $2,340, $6,410 and $3,893, respectively, of which $0, $3,235 and $2,309,  respectively, eliminated upon consolidation. After allocation of certain expenses, there was taxable net income of $1,502 associated with these activities for the year ended December 31, 2016.  This resulted in estimated U.S. federal net income tax expense of $709.  After allocation of certain expenses, there was taxable net income of $3,880 associated with these activities for the year ended December 31, 2015. This resulted in estimated U.S. federal net income tax expense of $1,753 for the year ended December 31, 2015.  After allocation of certain expenses, there was taxable net income of $2,178 associated with these activities for the period from July 9 to December 31, 2014. This resulted in estimated U.S. federal net income tax expense of $978 for the period from July 9 to December 31, 2014.

Total revenue earned by the Predecessor Company for these services during the period from January 1 to July 9, 2014 was $3,857, of which $2,156 was eliminated upon consolidation.  After allocation of certain expenses, there was taxable net income of $1,723 associated with these activities for the period from January 1 to July 9, 2014.  This resulted in estimated U.S. federal net income tax expense of $776 for the period from January 1 to July 9, 2014.

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

Accounting estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include vessel valuations, the valuation of amounts due from charterers, performance claims, residual value of vessels, useful life of vessels and the fair value of derivative instruments, if any.  Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers and cash and cash equivalents.  With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  The Successor Company earned 100% of voyage revenues from 52, 52 and 44 customers during the years ended December 31, 2016 and 2015 and during the period from July 9 to December 31, 2014. The Predecessor Company earned 100% of voyage revenues from 33 customers during the period from January 1 to July 9, 2014. Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2016 and 2015.

For the year ended December 31, 2016 for the Successor Company, there were three customers that individually accounted for more than 10% of voyage revenues; Swissmarine Services S.A., including its subsidiaries (“Swissmarine”), Clipper Group, including Clipper Bulk Shipping, the Clipper Logger Pool and the Clipper Sapphire Pool (“Clipper”), and Pioneer Navigation Ltd., which represented 25.31%, 22.96% and 11.11% of voyage revenues, respectively.  For the year ended December 31, 2015 for the Successor Company, there were three customers that individually accounted for more than 10% of voyage revenues; Swissmarine, Clipper, and Pioneer Navigation Ltd., which represented 24.37%, 19.09% and 13.03% of voyage revenues, respectively.  For the period from July 9 to December 31, 2014 for the Successor Company, there were two customers that individually accounted for more than 10% of voyage revenues; Cargill International S.A., including its subsidiaries (“Cargill”) and Swissmarine, which represented 17.06% and 22.52% of voyage revenues, respectively. For the period from January 1 to July 9, 2014 for the Predecessor Company, there were two customers that individually accounted for more than 10% of voyage revenues; Cargill and Swissmarine, which represented 19.37% and 20.67% of voyage revenues, respectively.

At December 31, 2016 and 2015, the Company maintains all of its cash and cash equivalents with four and three financial institutions, respectively.  None of the Company’s cash and cash equivalent balance is covered by insurance in the event of default by these financial institutions.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments, such as amounts due to / due from charterers, accounts payable and long-term debt, approximate their individual carrying amounts as of December 31, 2016 and 2015 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities.  See Note 13 — Fair Value of Financial Instruments for additional disclosure on the fair values of long-term debt and AFS securities.

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

Recent accounting pronouncements

In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”).  This ASU adds or clarifies the guidance in ASC 230 – Statement of Cash Flows regarding the classification and presentation of restricted cash in the statement of cash flows.  ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow.  This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years and early adoption is permitted.  ASU 2016-18 must be adopted retrospectively.  The Company is currently evaluating the impact of this adoption on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments.” This ASU adds or clarifies the guidance in ASC 230 – Statement of Cash Flows regarding the classification of certain cash receipts and payments in the statement of cash flows.  This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years and early adoption is permitted.  This ASU shall be applied retrospectively to all periods presented, but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. The Company is currently evaluating the impact of this adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which replaces the existing guidance in ASC 840 – Leases.  This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases, the lessee would recognize a straight-line total lease expense.  This ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years.  Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. The Company is currently evaluating the impact of this adoption on its consolidated financial statements.

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

In August 2015, the FASB issued ASU No. 2015-15 (“ASU 2015-15”), which amends presentation and disclosure requirements outlined in ASU 2015-03, “Interest-Imputation of Interest (ASC Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”) by clarifying guidance for debt issuance costs related to line of credit arrangements by acknowledging the statement by SEC staff that it would not object to presentation of debt issuance costs related to a line of credit arrangement as an asset, and amortizing them ratably over the term of the line of credit arrangement, regardless of whether there were any borrowings outstanding under the agreement. Issued in April 2015, ASU 2015-03 required debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. ASU 2015-03 was effective for fiscal years beginning after December 15, 2015, and early adoption is permitted. The Company adopted ASU 2015-03 during the three months ended March 31, 2016 on a retrospective basis. Refer to Note 9 — Debt.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016.  The Company is evaluating the potential impact of this adoption on its consolidated financial statements. Subsequent to the issuance of ASU 2014-09, the FASB issued the following ASU’s which amend or provide additional guidance on topics addressed in ASU 2014-09.  In March 2016, the FASB issued ASU No. 2016-08, “Revenue Recognition - Principal versus Agent” (reporting revenue gross versus net). In April 2016, the FASB issued ASU No. 2016-10, “Revenue Recognition - Identifying Performance Obligations and Licenses.”   Lastly, in May 2016 and December 2016, the FASB issued ASU No. 2016-12, “Revenue Recognition - Narrow Scope Improvements and Practical Expedients” and  ASU No. 2016-20, “Technical Corrections and Imprvements to Top 606, Revenue from Contracts with Customers.”  The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

3 - CASH FLOW INFORMATION

For the year ended December 31, 2016, the Successor Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $35 for the Purchase of vessels, including deposits, $20 for the Purchase of other fixed assets and $27 for the Net proceeds from sale of vessels.  Additionally, for the year ended December 31, 2016, the Successor Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included Accounts payable and accrued expenses consisting of $1,103 associated with the Payment of Series A Preferred Stock issuance costs.

Professional fees and trustee fees in the amount of $272 were recognized by the Successor Company in Reorganization items, net for the year ended December 31, 2016 (refer to Note 20).  During this period, $294 of professional fees and trustee fees were paid through December 31, 2016 and $25 is included in Accounts payable and accrued expenses as of December 31, 2016.

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

During the year ended December 31, 2016, the Successor Company made a reclassification of $4,840 from Vessels, net of accumulated depreciation to Vessels held for sale due to the approval by the Board of Directors to sell the Genco Success, Genco Wisdom and Genco Prosperity prior to December 31, 2016.  Refer to Note 5 — Vessel Acquisitions and Dispositions.

During the year ended December 31, 2015, the Successor Company made a reclassification of $25,593 from Deposits on vessels to Vessels, net of accumulated depreciation, due to the completion of the purchase of the Baltic Wasp, Baltic Scorpion and Baltic Mantis.  Additionally, during the period from July 9 to December 31, 2014, the Successor Company made a reclassification of $9,140 from Deposits on vessels to Vessels, net of accumulated depreciation, due to the completion of the purchase of Baltic Hornet. No such reclassifications were made by the Successor Company during the year ended December 31, 2016 or by the Predecessor Company during the period from January 1 to July 9, 2014.

During the period from January 1 to July 9, 2014, the Predecessor Company made a reclassification of $984 from Fixed assets to Vessels, net of accumulated depreciation, for items that should be capitalized and depreciated over the remaining life of the respective vessels.

During the years ended December 31, 2016 and 2015 and the period from July 9 to December 31, 2014, cash paid for interest by the Successor Company, net of amounts capitalized, was $25,619, $16,548 and $5,483, respectively. During the period from January 1 to July 9, 2014, cash paid for interest by the Predecessor Company, net of amounts capitalized and including bond coupon interest paid, was $40,209.

During the years ended December 31, 2016 and 2015 and the period from July 9 to December 31, 2014, cash paid by the Successor Company for estimated income taxes was $703, $2,085 and $750, respectively. During the period from January 1 to July 9, 2014, cash paid by the Predecessor Company for estimated income taxes was $1,495.

On May 18, 2016, the Successor Company issued 666,664 restricted stock units, or 66,666 restricted stock units on a post-reverse stock split basis, to certain members of the Board of Directors.  The aggregate fair value of these restricted stock units was $340.  Refer to Note 23 — Stock-Based Compensation.

On February 17, 2016, the Successor Company granted 408,163 and 204,081 shares of nonvested stock, or 40,816 and 20,408 shares on a post-reverse stock split basis, under the 2015 Equity Incentive Plan to Peter C. Georgiopoulos, former Chairman of the Board of Directors, and John Wobensmith, President, respectively.  The grant date fair value of such nonvested stock was $318. Refer to Note 23 — Stock-Based Compensation.

On July 13, 2015 and July 29, 2015, the Successor Company issued 16,188 and 58,215 restricted stock units, respectively, or 1,619 and 5,821 shares on a post-reverse stock split basis, respectively, to certain members of the Board of Directors.  The aggregate fair value of these restricted stock units was $113 and $416, respectively, and 1,619, 2,328 and 3,493 restricted stock units vested on July 17, 2015, February 17, 2016 and May 18, 2016, respectively.  Refer to Note 23 — Stock-Based Compensation.

On August 7, 2014, the Successor Company made grants of nonvested common stock pursuant to the MIP as approved by the Plan in the amount of 1,110,600 shares, or 111,060 shares on a post-reverse stock split basis, to the participating officers, directors and other management of the Successor Company.  The aggregate fair value of such nonvested stock was $22,212.  Additionally, on August 7, 2014, the Successor Company issued 8,557,461 MIP Warrants to the participating officers, directors and other management of the Successor Company.  The aggregate fair value of these awards upon emergence from bankruptcy was $54,436.

On April 9, 2014, Baltic Trading made grants of nonvested common stock in the amount of 36,345 shares to directors of Baltic Trading.  The aggregate fair value of such nonvested stock was $225. Additionally, on December 18, 2014, 700,000 and 350,000 shares of Baltic Trading’s nonvested common stock were granted to Peter C. Georgiopoulos, former Chairman of the Board of Baltic Trading, and John Wobensmith, Baltic Trading’s President and former Chief Financial Officer, respectively.  The grant date fair value of such nonvested stock was $2,615.

On July 17, 2015, the date of Baltic Trading’s 2015 Annual Meeting of Shareholders, the aforementioned Baltic Trading shares vested automatically and received the same consideration in the Merger as holders of Baltic Trading’s common stock.  Refer to Note 1 — General Information for further information.

4 - GOODWILL IMPAIRMENT

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

The more significant factors which could impact management’s assumptions regarding voyage revenues, drydocking costs and general and administrative expenses include, without limitation: (a) loss or reduction in business from the Company’s significant customers; (b) changes in demand; (c) material declines in rates in the drybulk market; (d) changes in production of or demand for drybulk products, generally or in particular regions; (e) greater than anticipated levels of newbuilding orders or lower than anticipated rates of scrapping; (f) changes in rules and regulations applicable to the drybulk industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (g) actions taken by regulatory authorities; and (h) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance.

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

5 - VESSEL ACQUISITIONS AND DISPOSITIONS

During December 2016, the Board of Directors unanimously approved the sale of the Genco Success, Genco Prosperity and Genco Wisdom and these vessel assets have been classified as held for sale in the Consolidated Balance Sheet as of December 31, 2016.  Refer to Note 28 — Subsequent Events for details of the sales.

On November 7, 2016, the Board of Directors unanimously approved selling the Genco Acheron, a 1999-built Panamax vessel, and on November 14, 2016, the Company reached an agreement to sell the Genco Acheron to a third party for $3,480 less a 5.5% broker commission payable to a third party.  The sale was completed on December 12, 2016.

On October 24, 2016, the Board of Directors unanimously approved selling the Genco Leader, a 1999-built Panamax vessel, and on October 25, 2016, the Company reached an agreement to sell the Genco Leader to a third party for $3,470 less a 3.0% broker commission payable to a third party.  The sale was completed on November 4, 2016.  On November 4, 2016, the Company utilized the net proceeds from the sale to pay down $3,366 on the $148 Million Credit Facility as the Genco Leader is a collateralized vessel under this facility.

On September 30, 2016, the Board of Directors unanimously approved selling the Genco Sugar, a 1998-built Handysize vessel, and on October 10, 2016, the Company reached an agreement to sell the Genco Sugar to a third party for $2,450 less a 5.5% broker commission payable to a third party.  The sale was completed on October 20, 2016.  On October 21, 2016, the Company utilized the net proceeds from the sale to pay down $2,315 on the $100 Million Term Loan Facility as the Genco Sugar was a collateralized vessel under this facility.

On September 30, 2016, the Board of Directors unanimously approved selling the Genco Pioneer, a 1999-built Handysize vessel, and on October 8, 2016, the Company reached an agreement to sell the Genco Pioneer to a third party for $2,650 less a 5.5% broker commission payable to a third party.  The sale was completed on October 26, 2016.  On October 26, 2016 the Company utilized the net proceeds from the sale to pay down $2,504 on the $148 Million Credit Facility as the Genco Pioneer was a collateralized vessel under this facility.

On April 5, 2016, the Board of Directors unanimously approved scrapping the Genco Marine. On May 17, 2016, the Company completed the sale of the Genco Marine.  The Company realized a net loss of $77 and had net proceeds of $1,923 from the sale of the vessel, including costs incurred to deliver the vessel to the buyer, during the year ended December 31, 2016.  The Company reached an agreement on May 6, 2016 to sell the Genco Marine, a 1996-built Handymax vessel, to be scrapped with Ace Exim Pte Ltd., a demolition yard, for a net amount $2,187 less a 2.0% broker commission payable to a third party.

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate.  Baltic Trading agreed to purchase two such vessels, which have been renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which Baltic Trading exercised on January 8, 2014. These vessels were renamed the Baltic Mantis and the Baltic Scorpion. The first of these vessels, the Baltic Hornet, was delivered to Baltic Trading on October 29, 2014. The Baltic Wasp was delivered to Baltic Trading on January 2, 2015. The Baltic Scorpion and the Baltic Mantis were delivered to the Company on August 6, 2015 and October 9, 2015, respectively. The Company used a combination of cash on hand, cash flow from operations as well as debt, including the $148 Million Credit Facility and the 2014 Term Loan Facilities as

described in Note 9 — Debt, to fully finance the acquisition of these Ultramax newbuilding drybulk vessels. On December 30, 2014, Baltic Trading paid $19,645 for the final payment due for the Baltic Wasp, which has been classified as noncurrent Restricted Cash in the Consolidated Balance Sheets as of December 31, 2014 as the payment was held in an escrow account and not released to the seller until the vessel was delivered to Baltic Trading on January 2, 2015.

Refer to Note 1 — General Information for a listing of the delivery dates for the vessels in the Company’s fleet.

Below market time charters, including those acquired during previous periods, were amortized as an increase to voyage revenue by the Predecessor Company in the amount of $68 during the period from January 1 to July 9, 2014.  As part of fresh-start reporting, the remaining liability for below market time charters was written-off during the re-valuation of our liabilities , refer to “Financial Statement Presentation” section in Note 1 — General Information.

Additionally, as part of fresh-start reporting, an asset for above market time charters was recorded in Time charters acquired in the amount of $450 for the Genco Bourgogne, Genco Muse and Genco Spirit. These above market time charters were amortized as a decrease to voyage revenue by the Successor Company in the amount of $450 during the period from July 9 to December 31, 2014. There was no amortization recorded by the Successor Company during the years ended December 31, 2016 and 2015. The remaining unamortized fair market value of Time charters acquired at December 31, 2016 and 2015 was $0.

Capitalized interest expense associated with the newbuilding contracts entered into by Baltic Trading as recorded by the Successor Company for the years ended December 31, 2016 and 2015 and for the period from July 9 to December 31, 2014 was $0, $372 and $400, respectively. Capitalized interest expense associated with the newbuilding contracts entered into by Baltic Trading as recorded by the Predecessor Company for the period from January 1 to July 9, 2014 was $295.

6 - INVESTMENTS

The Company held an investment in the capital stock of Jinhui and the stock of KLC.  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  These investments were designated as AFS and were reported at fair value, with unrealized gains and losses recorded in equity as a component of AOCI.  At December 31, 2016 and 2015, the Company held 0 and 15,706,825 shares of Jinhui capital stock, respectively, which is recorded at its fair value of $0 and $12,273, respectively.  At December 31, 2016 and 2015, the Company held 0 and 3,355 shares of KLC stock, respectively, which is recorded at its fair value of $0 and $54, respectively.

Prior to the sale of its remaining shares of Jinhui capital stock, the Company reviewed the investment in Jinhui for indicators of other-than-temporary impairment in accordance with ASC 320-10.  Based on the Company’s review, it had deemed the investment in Jinhui to be other-than-temporarily impaired as of June 30, 2016, December 31, 2015 and September 30, 2015 due to the duration and severity of the decline in its market value versus its cost basis and the absence of the intent and ability to recover the initial carrying value of the investment.  As a result, the Successor Company recorded an impairment charge in the Consolidated Statements of Operations of $2,696 and $37,877 during the years ended December 31, 2016 and 2015, respectively.  The Company reviewed its investments in Jinhui and KLC for impairment on a quarterly basis.  There were no impairment charges recorded by the Successor Company during the period from July 9 to December 31, 2014 or by the Predecessor Company during the period from January 1 to July 9, 2014.  The Company’s investment in Jinhui was a Level 1 item under the fair value hierarchy, refer to Note 13 — Fair Value of Financial Instruments.

The unrealized gains (losses) on the Jinhui capital stock and KLC stock were a component of AOCI since these investments were designated as AFS securities. As part of fresh-start reporting, the Company revised its cost basis for its investments in Jinhui and KLC based on their fair values on the Effective Date. As a result of the other-than-temporary impairment of the investment in Jinhui, the cost basis for the investment in Jinhui was revised to its fair value on the date that the investment was deemed to be other-than-temporarily impaired.

Refer to Note 12 — Accumulated Other Comprehensive Income (Loss) for a breakdown of the components of AOCI, including the effects of the sale of Jinhui and KLC shares and the other-than-temporary impairment of the investment in Jinhui.

7 - NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net loss per share assumes the vesting of nonvested stock awards (refer to Note 23 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 89,526 nonvested shares outstanding, including RSUs, at December 31, 2016 for the Successor Company (refer to Note 23 — Stock-Based Compensation), all are anti-dilutive. Of the 713,122 MIP Warrants and 3,936,761 Equity Warrants outstanding at December 31, 2016, all are anti-dilutive.  The Successor Company’s diluted net loss per share will also reflect the assumed conversion of the Equity Warrants (refer to Note 1 — General Information) and MIP Warrants issued by the Successor Company (refer to Note 23 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method.  Of the 27,061,856 shares of Series A Preferred Stock outstanding at December 31, 2016, all are anti-dilutive.  The Successor Company’s diluted net loss per share will also reflect the assumed conversion of the shares of Series A Preferred Stock (refer to Note 1 — General Information) if the impact is dilutive.  The Predecessor Company’s diluted net loss per share also reflected the assumed conversion under the Predecessor Company’s convertible debt if the impact was dilutive under the “if converted” method. The impact of the shares convertible under the Predecessor Company’s convertible notes was excluded from the computation of diluted net loss per share when interest expense per common share obtainable upon conversion was greater than basic earnings per share.

On July 7, 2016, the Company completed a one-for-ten reverse stock split of its common stock.  As a result, all share and per share information included for all periods presented for the Successor Company in these consolidated financial statements reflect the reverse stock split.

The components of the denominator for the calculation of basic net loss per share and diluted net loss per share are as follows:

	Successor			Predecessor
	Year	Year	Period from	Period from
	Ended	Ended	July 9 to	January 1 to
	December 31,	December 31,	December 31,	July 9,
	2016	2015	2014	2014

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	7,251,231	6,583,163	6,036,051	43,568,942

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	7,251,231	6,583,163	6,036,051	43,568,942

Dilutive effect of Series A Preferred Stock	—	—	—	—

Dilutive effect of warrants	—	—	—	—

Dilutive effect of convertible notes	—	—	—	—

Dilutive effect of restricted stock awards	—	—	—	—

Weighted-average common shares outstanding, diluted	7,251,231	6,583,163	6,036,051	43,568,942

The following table sets forth a reconciliation of the net loss attributable to GS&T and the net loss attributable to GS&T for diluted net loss per share under the “if-converted” method:

	Successor			Predecessor
	Year	Year	Period from	Period from
	Ended	Ended	July 9 to	January 1 to
	December 31,	December 31,	December 31,	July 9,
	2016	2015	2014	2014

Net loss attributable to GS&T	$(217,757)	$(194,897)	$(182,294)	$(951,149)

Interest expense related to convertible notes, if dilutive	—	—	—	—

Net loss attributable to GS&T for the computation of diluted net loss per share	$(217,757)	$(194,897)	$(182,294)	$(951,149)

8 - RELATED PARTY TRANSACTIONS

On October 13, 2016, Peter C. Georgiopoulos resigned as Chairman of the Board and a Director of the Company, refer to Note 1 — General Information. The following represent related party transactions reflected in these consolidated financial statements:

Until December 31, 2014, the Company made available employees performing internal audit services to Gener8 Maritime, Inc. (“Gener8”), formerly General Maritime Corporation, where the Company’s former Chairman, Peter C. Georgiopoulos, serves as Chairman of the Board.  For the years ended December 31, 2016 and 2015 and for the period from July 9 to December 31, 2014, the Successor Company invoiced $0, $0 and $12, respectively, to Gener8 and for the period from January 1 to July 9, 2014, the Predecessor Company invoiced $72 to Gener8. The amounts billed to Gener8 include time associated with such internal audit services and other expenditures.  Additionally, for the years ended December 31, 2016 and 2015 and for the period from July 9 to December 31, 2014, the Successor Company incurred travel and other office related expenditures totaling $73, $111 and $53, respectively. For the period from January 1 to July 9, 2014, the Predecessor Company incurred travel and other office related expenditures totaling $49.  These amounts are reimbursable to Gener8 or its service provider. At December 31, 2016 and 2015, the amount due to Gener8 from the Company was $0 and $8, respectively.

During the years ended December 31, 2016 and 2015 and for the period from July 9 to December 31, 2014, the Successor Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $0, $18 and $11, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, the former Chairman of the Board. Additionally, during the period from January 1 to July 9, 2014, the Predecessor Company incurred legal services aggregating $3 from Constantine Georgiopoulos. At December 31, 2016 and 2015, the amount due to Constantine Georgiopoulos was $10 and $11, respectively.

The Company has entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the their fleets.  Peter C. Georgiopoulos, former Chairman of the Board of the Company, is Chairman of the Board of Aegean.  During the years ended December 31, 2016 and 2015 and for the period from July 9 to December 31, 2014, Aegean supplied lubricating oils and bunkers to the Successor Company’s vessels aggregating $1,188, $1,725 and $790, respectively. During the period from January 1 to July 9, 2014, Aegean supplied lubricating oils to the Predecessor Company’s vessels aggregating $1,087. At December 31, 2016 and 2015, $0 and $219 remained outstanding, respectively.

During the years ended December 31, 2016 and 2015 and for the period from July 9 to December 31, 2014, the Successor Company invoiced MEP for technical services provided, including termination fees, and expenses paid on MEP’s behalf aggregating $2,325, $3,233 and $1,618, respectively. During the period from January 1 to July 9, 2014, the Predecessor Company invoiced MEP for technical services provided and expenses paid on MEP’s behalf aggregating $1,743. Peter C. Georgiopoulos, former Chairman of the Board, was a director of and had a minority interest in MEP.  At December 31, 2016 and 2015, $0 and $603, respectively, was due to the Company from MEP.  Total service revenue earned by the Successor Company, including termination fees, for technical service provided to MEP for the years ended December 31, 2016 and 2015 and for the period from July 9 to December 31, 2014 was $2,340, $3,175 and $1,584, respectively. Total service revenue earned by the Predecessor Company for technical services provided to MEP for the period from January 1 to July 9, 2014 was $1,701.

9 - DEBT

Long-term debt consists of the following:

	Successor	Successor
	December 31,	December 31,
	2016	2015

Principal amount	$523,577	$588,434
PIK interest	800	—
Less: Unamortized debt issuance costs	(11,357)	(9,411)
Less: Current portion	(4,576)	(579,023)

Long-term debt	$508,444	$—

	Successor		Successor
	December 31, 2016		December 31, 2015
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Cost	Principal	Cost
$400 Million Credit Facility	$400,000	$7,967	$—	$—
$100 Million Term Loan Facility	—	—	60,100	1,201
$253 Million Term Loan Facility	—	—	145,268	2,528
$44 Million Term Loan Facility	—	—	38,500	584
2015 Revolving Credit Facility	—	—	56,218	—
$98 Million Credit Facility	95,271	1,868	98,271	2,368
$148 Million Credit Facility	—	—	140,383	639
$22 Million Term Loan Facility	—	—	18,625	376
2014 Term Loan Facilities	28,306	1,522	31,069	1,715
PIK interest	800	—	—	—

Total debt	$524,377	$11,357	$588,434	$9,411

During the three months ended March 31, 2016, the Company adopted ASU 2015-03 (refer to Note 2 – Summary of Significant Accounting Policies) which requires debt issuance costs related to a recognized debt liability to be presented on the consolidated balance sheets as a direct deduction from the debt liability rather than as a deferred financing cost assets.  The Company applied this guidance for all of its credit facilities with the exception of the 2015 Revolving Credit Facility and the revolving credit facility portion of the $148 Million Credit Facility at December 31, 2015, which represent revolving credit agreements which are not addressed in ASU 2015-03.  Accordingly, the Company reclassified $11,357 and $9,411 of deferred financing costs from Deferred Financing Costs, net to Long-Term Debt and the Current portion of long-term debt as of December 31, 2016 and 2015, respectively.

Commitment Letter

On June 8, 2016, the Company entered into a Commitment Letter (the “Commitment Letter”) for a senior secured loan facility (the “$400 Million Credit Facility”) for an aggregate principal amount of up to $400,000 with Nordea Bank Finland plc, New York Branch, Skandinaviska Enskilda Banken AB (publ), DVB Bank SE, ABN AMRO Capital USA LLC, Crédit Agricole Corporate and Investment Bank, Deutsche Bank AG Filiale Deutschlandgeschäft, Crédit Industriel et Commercial, and BNP Paribas.  The $400 Million Credit Facility is intended to refinance the Company’s $100 Million Term Loan Facility, $253 Million Term Loan Facility, $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and 2015 Revolving Credit Facility, each as defined below (collectively, the “Prior Facilities”) and was finalized on November 10, 2016 (refer to $400 Million Credit Facility section below).  The $400 Million Credit Facility was subject to a number of conditions, including the completion of an equity financing satisfactory to the lenders with gross proceeds to the Company including the equity commitments described below of at least $125,000, amendment of the Company’s other credit facilities on terms satisfactory to the lenders and other customary conditions.  As a condition to the effectiveness of the Commitment Letter, the Company entered into separate equity commitment letters for a portion of such financing on June 8, 2016 with each of the following: (i) Centerbridge for approximately $31,200, (ii) SVP for approximately $17,300, and (iii) Apollo for approximately $14,000, each of which are subject to a number of conditions.  Additionally, pursuant to the Commitment Letter, the waivers with regard to the collateral maintenance covenants under the $100 Million Term Loan Facility, $253 Million Term Loan Facility, $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and the 2015 Revolving Credit Facility, as defined below, were initially extended to July 29, 2016 subject to the entry into a definitive purchase agreement for the equity financing referred to above by June 30, 2016.

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

On October 6, 2016, the Company entered into a second amendment and restatement of the Commitment Letter (the “Second Amended Commitment Letter”).  This amendment further extended the collateral maintenance waivers under the Prior Facilities through November 15, 2016. As a condition to the effectiveness of the Second Amended Commitment Letter, the Company entered into stock purchase agreements (the “Purchase Agreements”) effective as of October 4, 2016 with funds or related entities managed by Centerbridge, SVP and Apollo (the “Investors”) for the purchase of the Company’s Series A Preferred Stock for an aggregate of up to $125,000 in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Series A Preferred Stock to be sold pursuant to the Purchase Agreements  will be automatically and mandatorily convertible into the Company’s common stock, par value $0.01 per share, upon approval by the Company’s shareholders of such conversion.  The purchase price of the Series A Preferred Stock under each of the Purchase Agreements is $4.85 per share.  An additional 1,288,660 shares of Series A Preferred Stock are to be issued to Centerbridge, SVP and Apollo as a commitment fee on a pro rata basis.  The purchase price and the other terms and conditions of the transaction were established in arm’s length negotiations between an independent special committee of the Board of the Directors of the Company (the “Special Committee”).  The Special Committee unanimously approved the transaction.

Under the Purchase Agreements, Centerbridge made a firm commitment to purchase 6,597,938 shares of Series A Preferred Stock for an aggregate purchase price of $32,000, SVP made a firm commitment to purchase 7,628,866 shares of Series A Preferred Stock for an aggregate purchase price of $37,000, and Apollo made a firm commitment to purchase 3,587,629 shares of Series A Preferred Stock for an aggregate purchase price of $17,400.  In addition,

Centerbridge, SVP and Apollo agreed to provide a backstop commitment to purchase up to 3,402,062, 2,371,134 and 2,185,568 additional shares of Series A Preferred Stock, respectively, for $4.85 per share.

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

On November 15, 2016, pursuant to the Purchase Agreements, the Company completed the private placement of 27,061,856 shares of Series A Preferred Stock which included 25,773,196 shares at a price per share of $4.85 and an additional 1,288,660 shares issued as a commitment fee on a pro rate basis as noted above.  Refer to Note 1 — General Information.

Collateral Maintenance Compliance

The Company is required to be in compliance with covenants under all of its credit facilities on a quarterly basis.  At December 31, 2016, the Company was in compliance with the collateral maintenance covenants under the $400 Million Credit Facility, $98 Million Credit Facility and 2014 Term Loan Facilities.  At December 31, 2015, the Company was not in compliance with the collateral maintenance covenants under the $253 Million Term Loan Facility, 2014 Term Loan Facilities and the $22 Million Term Loan Facility.  Furthermore, during the first quarter of 2016, the Company was not in compliance with the collateral maintenance covenant under the $100 Million Term Loan Facility and the $148 Million Credit Facility.  See the description of each facility below for detailed information surrounding the applicable cure, if any.  Additionally, each of the Company’s credit facilities contained cross default provisions that could be triggered by the Company’s failure to satisfy its collateral maintenance covenants if such failure is not cured or waived within the applicable grace period.  Given the foregoing noncompliance, the existence of the cross default provisions, and the absence of any solution at the time which would have cured the noncompliance for at least the next 12 months, the Company had determined that it should classify its outstanding indebtedness as a current liability as of December 31, 2015.

$400 Million Credit Facility

On November 10, 2016, the Company entered into a senior secured term loan facility, the $400 Million Credit Facility, in an aggregate principal amount of up to $400,000 with Nordea Bank Finland plc, New York Branch, Skandinaviska Enskilda Banken AB (publ), DVB Bank SE, ABN AMRO Capital USA LLC, Crédit Agricole Corporate and Investment Bank, Deutsche Bank AG Filiale Deutschlandgeschäft, Crédit Industriel et Commercial and BNP Paribas.  On November 15, 2016, the proceeds under the $400 Million Credit Facility were used to refinance the Prior Facilities (as defined above under “Commitment Letter”).  The $400 Million Credit Facility is collateralized by 45 of the Company’s vessels and requires the Company to sell five remaining unencumbered vessels, three of which were in contract to be sold as of December 31, 2016.  Refer to Note 28 — Subsequent Events.

On November 14, 2016, the Company borrowed the maximum available amount of $400,000.  As of December 31, 2016, there was no availability under the $400 Million Credit Facility.  As of December 31, 2016 and 2015, the total outstanding net debt balance, including PIK interest as defined below, was $392,833 and $0, respectively.

The $400 Million Credit Facility has a final maturity date of November 15, 2021 and the principal borrowed under the facility will bear interest at the London Interbank Offered Rate (“LIBOR”) for an interest period of three months plus a margin of 3.75%.  The Company has the option to pay 1.50% of such rate in-kind (“PIK interest”) through December 31, 2018, of which will be payable on the maturity date of the facility.  The Company has opted to make the PIK interest election and as of December 31, 2016, has recorded $800 of PIK interest which has been recorded in Long-term debt in the Consolidated Balance Sheet.  The $400 Million Credit Facility has scheduled amortization payments of (i) $100 per quarter through December 31, 2018, (ii) $7,610 per quarter from March 31, 2019 through December 31,

2020, (iii) $18,571 per quarter from March 31, 2021 through September 30, 2021 and (iv) $282,605 upon final maturity on November 15, 2021, which does not include PIK interest.

There is no collateral maintenance testing for the $400 Million Credit Facility prior to June 30, 2018.  Thereafter, there will be required collateral maintenance testing with a gradually increasing threshold calculated as the value of the collateral under the facility as a percentage of the loan outstanding as follows: 105% from June 30, 2018 to December 30, 2018, 115% from December 31, 2018 to December 30, 2020 and 135% thereafter.

The $400 Million Credit Facility requires the Company to comply with a number of covenants substantially similar to those in the Company’s other credit facilities, including financial covenants related to debt to total book capitalization, minimum working capital, minimum liquidity, and dividends; collateral maintenance requirements (as described above); and other customary covenants.  The Company is required to maintain a ratio of total indebtedness to total capitalization of not greater than 0.70 to 1.00 at all times.  Minimum working capital as defined in the $400 Million Credit Facility is not to be less than $0 at all times.  The $400 Million Credit Facility has minimum liquidity requirements at all times for all vessels in its fleet of (i) $250 per vessel to and including December 31, 2018, (ii) $400 per vessel from January 1, 2019 to and including December 31, 2019 and (iii) $700 per vessel from January 1, 2020 and thereafter. The Company is prohibited from paying dividends without lender consent through December 31, 2020.  The Company may establish non-recourse subsidiaries to incur indebtedness or make investments, but it will be restricted from incurring indebtedness or making investments (other than through non-recourse subsidiaries).  Excess cash from the collateralized vessels under the $400 Million Credit Facility are subject to a cash sweep.  The cash flow sweep will be 100% of excess cash flow through December 31, 2018, 75% through December 31, 2020 and the lessor of 50% of excess cash flow or an amount that would reflect a 15-year average vessel age repayment profile thereafter; provided no prepayment under the cash sweep is required from the first $10,000 in aggregate of the prepayments otherwise required under the cash sweep.

At December 31, 2016 and 2015, the Company has deposited $11,180 and $0, respectively, that has been reflected as noncurrent restricted cash.  Noncurrent restricted cash as of December 31, 2016 includes $11,180 which represents restricted pledged liquidity amounts pursuant to the $400 Million Credit Facility.

As of December 31, 2016, the Company believed it was in compliance with all of the financial covenants under the $400 Million Credit Facility.

The following table sets forth the scheduled repayment of the outstanding principal debt of $400,800 at December 31, 2016, which includes $800 of PIK interest, under the $400 Million Credit Facility:

Year Ending December 31,	Total

2017	$400
2018	400
2019	30,440
2020	30,440
2021	339,120

Total debt	$400,800

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

The Borrowers borrowed the maximum available amount of $98,271 under the facility on November 10, 2015. As of December 31, 2016, there was no availability under the $98 Million Credit Facility.  At December 31, 2016 and 2015, the total outstanding net debt balance was $93,403 and $95,903, respectively.

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

The Facility Agreement requires the Borrowers and, in certain cases, the Company and Holdco to comply with a number of covenants substantially similar to those in the other credit facilities of Genco and its subsidiaries, including financial covenants related to maximum leverage, minimum consolidated net worth, minimum liquidity, and dividends; collateral maintenance requirements; and other customary covenants. The Company is prohibited from paying dividends under this facility until December 31, 2018. Following December 31, 2018, the amount of dividends the Company may pay is limited based on the amount of the repayment of at least $25 million of the loan under such facility, as well as the ratio of the value of vessels and certain other collateral pledged under such facility.  The Facility Agreement includes usual and customary events of default and remedies for facilities of this nature.

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

On June 29, 2016, the Company entered into a commitment letter (the “$98 Million Credit Facility Commitment Letter”) which provided for certain covenant relief through September 30, 2016.  For such period, compliance with the company-wide minimum cash covenant was waived so long as cash and cash equivalents of the Company were at least $25,000; compliance with the maximum leverage ratio was waived; and the ratio required to be maintained under the Company’s collateral maintenance covenant was 120% rather than 140%.  An amendment to the $98 Million Credit Facility Commitment Letter was entered into on September 30, 2016 (the “Amended $98 Million Credit Facility Commitment Letter”) which extended this covenant relief through November 15, 2016.  Refer to the “Commitment Letter” section above for further discussion.

On November 15, 2016, the Company entered into an Amending and Restating Agreement which amended and restated the credit agreements and the guarantee for the $98 Million Credit Facility (the “Restated $98 Million Credit Facility”).  The Restated $98 Million Credit Facility provides for the following: reductions in the minimum liquidity requirements consistent with the $400 Million Credit Facility, except the minimum liquidity amount for the collateral vessels under this facility is $750 per vessel, which is reflected as restricted cash; netting of certain amounts against the measurements of the collateral maintenance covenant, which remains in place with a 140% value to loan threshold; a portion of amounts required to be maintained under the minimum liquidity covenant for this facility may, under certain circumstances, be used to prepay the facility to maintain compliance with the collateral maintenance covenant; elimination of the original maximum leverage ratio and minimum net worth covenants; and restrictions on incurring indebtedness, making investments (other than through non-recourse subsidiaries) or paying dividends, similar to those provided for in the $400 Million Credit Facility.  The minimum working capital and the total indebtedness to total capitalization are the same as the $400 Million Credit Facility.

As of December 31, 2016 and 2015, the Company had deposited $8,242 and $9,750, respectively, that has been reflected as current restricted cash.  As of December 31, 2016 and 2015, the Company had deposited $15,931 and $0, respectively, that has been reflected as noncurrent restricted cash.  These amounts include certain restricted deposits associated with the Debt Service Account and Capex Account as defined in the $98 Million Credit Facility.

As of December 31, 2016, the Company believed it was in compliance with all of the financial covenants under the Restated $98 Million Credit Facility.

The following table sets forth the scheduled repayment of the outstanding principal debt of $95,271 at December 31, 2016 under the Restated $98 Million Credit Facility:

Year Ending December 31,	Total

2017	$1,413
2018	10,000
2019	10,000
2020	73,858

Total debt	$95,271

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

The 2014 Term Loan Facilities require the Company, Baltic Hornet Limited and Baltic Wasp Limited to comply with covenants comparable to those of the $44 Million Term Loan Facility, with the exception of the collateral maintenance covenant and minimum cash requirement for the encumbered vessels. Refer to “Amendments and Consent Agreements Related to the Merger” below for collateral maintenance requirements. Additionally, for the 2014 Term Loan Facilities, the Baltic Hornet Limited and Baltic Wasp Limited are required to maintain $750 each in their cash accounts.  Refer to “$44 Million Term Loan Facility” section below.

On October 24, 2014, Baltic Trading drew down $16,800 for the purchase of the Baltic Hornet, which was delivered on October 29, 2014.  Additionally, on December 30, 2014, Baltic Trading drew down $16,350 for the purchase of the Baltic Wasp, which was delivered on January 2, 2015.  As of December 31, 2016, the Company had utilized its maximum borrowing capacity and there was no further availability. At December 31, 2016 and 2015, the total outstanding net debt balance was $26,784 and $29,354, respectively.

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

On November 15, 2016, the Company entered into Supplemental Agreements with lenders under our 2014 Term Loan Facilities which, among other things, amended the Company’s collateral maintenance covenants under the 2014 Term Loan Facilities to provide that such covenants will not be tested through December 30, 2017 and the minimum collateral value to loan ratio will be 100% from December 31, 2017, 105% from June 30, 2018, 115% from December 31, 2018 and 135% from December 31, 2019.  These Supplemental Agreements also provided for certain other amendments to the 2014 Term Loan Facilities, which included reductions in the minimum liquidity requirements consistent with the $400 Million Credit Facility and restrictions on incurring indebtedness, making investments (other than through non-recourse subsidiaries) or paying dividends, similar to the $400 Million Credit Facility. Additionally, the minimum working capital required is the same as the $400 Million Credit Facility.  Lastly, the maximum leverage requirement is equivalent to the debt to total capitalization requirement in the $400 Million Credit Facility.

As of December 31, 2016, the Company believed it was in compliance with all of the financial covenants under the 2014 Term Loan Facilities.

Refer to “Amendment and Consent Agreements Related to the Merger” section below for discussion of the amendments, consents and waiver agreements entered into on July 14, 2015 by Baltic Trading related to the 2014 Term Loan Facilities.  Upon the completion of the Merger on July 17, 2015, the Company executed a guaranty of the obligations of the borrowers under the 2014 Term Loan Facilities.

The following table sets forth the scheduled repayment of the outstanding principal debt of $28,306 at December 31, 2016 under the 2014 Term Loan Facilities:

Year Ending December 31,	Total

2017	$2,763
2018	2,763
2019	2,763
2020	2,763
2021	2,763
Thereafter	14,491

Total debt	$28,306

Amendment and Consent Agreements Related to the Merger

On July 14, 2015, Baltic Trading and certain of its wholly owned subsidiaries entered into agreements (the “Amendment and Consent Agreements”) to amend, provide consents under, or waive certain provisions of the $22 Million Term Loan Facility (as defined below), 2014 Term Loan Facilities (as defined below) and the $148 Million Credit Facility (as defined below) (each a “Facility” and collectively the “Facilities”).  The Amendment and Consent Agreements implemented, among other things, the following:

•

The covenants measuring collateral maintenance under the 2014 Term Loan Facilities were amended as follows: the minimum fair market value of vessels pledged as security (together with the value of any additional collateral) is required to be (i) for the period from June 30, 2015 up to and including December 30, 2015, 125% of the amount outstanding under such Facilities; (ii) for the period from December 31, 2015 up to and including

March 30, 2016, 130% of such amount; and (iii) for the period from March 31, 2016 and thereafter, 135% of such amount.

•

The covenant measuring collateral maintenance under the $22 Million Term Loan Facility was amended so that through and including the period ending June 30, 2016, the minimum fair market value of vessels mortgaged under such Facility is required to be 110% of the amount outstanding under such Facility.

•

Under the $148 Million Credit Facility, the covenant measuring collateral maintenance was amended so that through and including the period ending December 31, 2015, the minimum fair market value of vessels mortgaged under such Facility is required to be 130% of the amount outstanding under such Facility and thereafter, 140% of such amount, except that for the period through and including the period ending December 31, 2015, such percentage was increased to 140% at the time of funding of the term loan for the Baltic Scorpion on August 3, 2015.

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

On April 1, 2014, the Company entered into new agreements with the other parties to the Relief Agreements that extended the expiration of the forbearances and waivers under the Relief Agreements from 11:59 p.m. on April 1, 2014 to 11:59 p.m. on April 21, 2014. Also, the forbearances and waivers would have terminated if a definitive agreement for the Company’s restructuring was not effective by 11:59 p.m. on April 4, 2014. The Company avoided this termination through its entry into the Support Agreement. Such new agreements are otherwise on substantially the same terms and conditions as the Relief Agreements.

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

Borrowings under the 2015 Revolving Credit Facility were permitted for general corporate purposes including “working capital” (as defined in the 2015 Revolving Credit Facility) and to finance the purchase of drybulk vessels.  The 2015 Revolving Credit Facility had a maturity date of April 7, 2020.  Borrowings under the 2015 Revolving Credit Facility bore interest at LIBOR plus a margin based on a combination of utilization levels under the 2015 Revolving Credit Facility and a security maintenance cover ranging from 3.40% per annum to 4.25% per annum.  The commitment under the 2015 Revolving Credit Facility was subject to quarterly reductions of $1,641. Borrowings under the 2015 Revolving Credit Facility were subject to 20 equal consecutive quarterly installment repayments which commenced three months after the date of the loan agreement, or July 7, 2015. A commitment fee of 1.5% per annum was payable on the undrawn amount of the maximum loan amount.

Borrowings under the 2015 Revolving Credit Facility were secured by liens on each of the Subsidiaries’ respective vessels; specifically, the Genco Commodus, Genco Maximus, Genco Claudius, Genco Hunter and Genco Warrior and other related assets.

The 2015 Revolving Credit Facility required the Subsidiaries to comply with a number of customary covenants including financial covenants related to collateral maintenance, liquidity, leverage, debt service reserve and dividend restrictions.

On April 8, 2015, the Company drew down $25,000 on the 2015 Revolving Credit Facility for working capital purposes and to partially fund the purchase of the Baltic Lion and Baltic Tiger from Baltic Trading.  Additionally, on July 10, 2015 and October 14, 2015, the Company drew down $10,000 and $21,218, respectively, on the 2015 Revolving Credit Facility for working capital purposes.

On April 7, 2016, the Company entered into a waiver agreement with the lenders under the 2015 Revolving Credit Facility to postpone the due date of the $1,641 amortization payment due April 7, 2016 to May 31, 2016.  As a condition thereof, the amount of the debt service required under the 2015 Revolving Credit Facility was $3,241 through May 30, 2016.  Refer to the “Commitment Letter” section above for additional waivers entered into by the Company which extended the waivers of certain financial covenants through November 15, 2016.

On November 15, 2016, the 2015 Revolving Credit Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At December 31, 2016 and December 31, 2015, the total outstanding debt balance was $0 and $56,218, respectively.

$148 Million Credit Facility

On December 31, 2014, Baltic Trading entered into a $148,000 senior secured credit facility with Nordea Bank Finland plc, New York Branch (“Nordea”), as Administrative and Security Agent, Nordea and Skandinaviska Enskilda Banken AB (Publ) (“SEB”), as Mandated Lead Arrangers, Nordea, as Bookrunner, and the lenders (including Nordea and SEB) party thereto (the “$148 Million Credit Facility”).  The $148 Million Credit Facility was comprised of an $115,000 revolving credit facility and $33,000 term loan facility.  Borrowings under the revolving credit facility were used to refinance Baltic Trading’s outstanding indebtedness under the 2010 Credit Facility.  Amounts borrowed under the revolving credit facility of the $148 Million Credit Facility could be re-borrowed.  Borrowings under the term loan facility of the $148 Million Credit Facility could be incurred pursuant to two single term loans in an amount of $16,500 each that were used to finance, in part, the purchase of two newbuilding Ultramax vessels that the Company acquired, namely the Baltic Scorpion and Baltic Mantis.  Amounts borrowed under the term loan facility of the $148 Million Credit Facility could not be re-borrowed.

The $148 Million Credit Facility had a maturity date of December 31, 2019.  Borrowings under this facility bore interest at LIBOR plus an applicable margin of 3.00% per annum.  A commitment fee of 1.2% per annum was payable on the unused daily portion of the $148 Million Credit Facility, which began accruing on December 31, 2014.  The commitment under the revolving credit facility of the $148 Million Credit Facility was subject to equal consecutive quarterly reductions of $2,447 each beginning June 30, 2015 through September 30, 2019.  Borrowings under the term loan facility of the $148 Million Credit Facility were subject to equal consecutive quarterly installment repayments commencing three months after delivery of the relevant newbuilding Ultramax vessel, each in the amount of 1/60 of the aggregate outstanding term loan.  All remaining amounts outstanding under the $148 Million Credit Facility must be repaid in full on the maturity date, December 31, 2019.

Borrowings under the $148 Million Credit Facility were secured by liens on nine of the Company’s existing vessels that have served as collateral under the 2010 Credit Facility, the two newbuilding Ultramax vessels noted above, and other related assets, including existing or future time charter contracts in excess of 36 months related to the foregoing vessels.

The $148 Million Credit Facility required the Company to comply with a number of customary covenants substantially similar to those in the 2010 Credit Facility, including financial covenants related to liquidity, leverage, consolidated net worth and collateral maintenance.  Refer to the “2010 Credit Facility” section below for further information.

On January 7, 2015, Baltic Trading drew down $104,500 from the revolving credit facility of the $148 Million Credit Facility.  Using these borrowings, Baltic Trading repaid the $102,250 outstanding under the 2010 Credit Facility.  Additionally, on February 27, 2015, Baltic Trading drew down $10,500 from the revolving credit facility of the $148 Million Credit Facility.

On August 3, 2015 and October 7, 2015, the Company drew down $16,500 on the term loan facility on each date for the purchase of the Baltic Scorpion and Baltic Mantis, respectively.  Refer to Note 5 – Vessel Acquisitions.

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

Refer to the “Commitment Letter” section above for additional waivers entered into by the Company which extended the waivers of certain financial covenants through November 15, 2016.

On November 15, 2016, the $148 Million Credit Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.

At December 31, 2016 and December 31, 2015, the outstanding debt under the revolving credit facility of the $148 Million Credit Facility was $0 and $107,658, respectively.  Additionally, at December 31, 2016 and 2015, the outstanding net debt under the term loan facility of the $148 Million Credit Facility was $0 and $32,086, respectively.

$44 Million Term Loan Facility

On December 3, 2013, Baltic Tiger Limited and Baltic Lion Limited, wholly-owned subsidiaries of Baltic Trading, entered into a secured loan agreement with DVB Bank SE for a term loan facility of up to $44,000 (the “$44 Million Term Loan Facility”). Amounts borrowed and repaid under the $44 Million Term Loan Facility were not to be reborrowed.  The $44 Million Term Loan Facility had a maturity date of the sixth anniversary of the drawdown date for borrowings for the second vessel that was purchased, or December 23, 2019.  Borrowings under the $44 Million Term Loan Facility bore interest at the three-month LIBOR rate plus an applicable margin of 3.35% per annum. A commitment fee of 0.75% per annum was payable on the unused daily portion of the credit facility, which began accruing on December 3, 2013 and ended on December 23, 2013, the date on which the entire $44,000 was borrowed.  Borrowings were to be repaid in 23 quarterly installments of $688 each commencing three months after the last drawdown date, or March 24, 2014, and a final payment of $28,188 was due on the maturity date.

Borrowings under the $44 Million Term Loan Facility were secured by liens on the Company’s vessels that were financed or refinanced with borrowings under the facility, namely the Genco Tiger and the Baltic Lion, and other related assets. Upon the prepayment of $18,000 plus any additional amounts necessary to maintain compliance with the collateral maintenance covenant, the Company may have the lien on the Genco Tiger released. Under a Guarantee and Indemnity entered into concurrently with the $44 Million Term Loan Facility, the Company agreed to guarantee the obligations of its subsidiaries under the $44 Million Term Loan Facility.

The $44 Million Term Loan Facility also required the Company, Baltic Tiger Limited and Baltic Lion Limited to comply with a number of covenants, including financial covenants related to liquidity, leverage, consolidated net worth, and collateral maintenance; delivery of quarterly and annual financial statements and annual projections; maintaining adequate insurances; compliance with laws (including environmental); maintenance of flag and class of the initial vessels; restrictions on consolidations, mergers or sales of assets; limitations on changes in the manager of the vessels; limitations on liens and additional indebtedness; prohibitions on paying dividends if an event of default has occurred or would occur as a result of payment of a dividend; restrictions on transactions with affiliates; and other customary covenants.  The liquidity covenants under the facility required Baltic Tiger Limited and Baltic Lion Limited to maintain $1,000 each in their cash accounts and the Company to maintain $750 for each vessel in its fleet in cash or cash equivalents plus undrawn working capital lines of credit.  The facility’s leverage covenant required that the ratio of the Company’s total financial indebtedness to the value of its total assets as adjusted based on vessel appraisals not exceed 70%.  The facility, as amended, also required that the Company maintained a minimum consolidated net worth of $786,360 plus fifty percent of the value of any primary equity offerings after April 30, 2013.  The facility’s collateral maintenance covenant required that the minimum fair market value of vessels mortgaged under the facility be 125% of the amount outstanding under the facility.

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

On November 15, 2016, the $44 Million Term Loan Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At December 31, 2016 and 2015, the total outstanding net debt balance was $0 and $37,916, respectively.

$22 Million Term Loan Facility

On August 30, 2013, Baltic Hare Limited and Baltic Fox Limited, wholly-owned subsidiaries of Baltic Trading, entered into a secured loan agreement with DVB Bank SE for a term loan facility of up to $22,000 (the “$22 Million Term Loan Facility”).  Amounts borrowed and repaid under the $22 Million Term Loan Facility were not be reborrowed.  This facility had a maturity date of the sixth anniversary of the drawdown date for borrowings for the second vessel that was purchased, or September 4, 2019.  Borrowings under the $22 Million Term Loan Facility bore interest at the three-month LIBOR rate plus an applicable margin of 3.35% per annum. A commitment fee of 1.00% per annum was payable on the unused daily portion of the credit facility, which began accruing on August 30, 2013 and ended on September 4, 2013, the date which the entire $22,000 was borrowed.  Borrowings were to be repaid in 23 quarterly installments of $375 each commencing three months after the last vessel delivery date, or December 4, 2013, and a final payment of $13,375 due on the maturity date.

Borrowings under the $22 Million Term Loan Facility were secured by liens on the Company’s vessels purchased with borrowings under the facility, namely the Baltic Fox and the Baltic Hare, and other related assets.  Under a Guarantee and Indemnity entered into concurrently with the $22 Million Term Loan Facility, the Company agreed to guarantee the obligations of its subsidiaries under the $22 Million Term Loan Facility.

The $22 Million Term Loan Facility also required the Company, Baltic Hare Limited and Baltic Fox Limited to comply with a number of covenants, including financial covenants related to liquidity, leverage, consolidated net worth, and collateral maintenance; delivery of quarterly and annual financial statements and annual projections; maintaining adequate insurances; compliance with laws (including environmental); maintenance of flag and class of the initial vessels; restrictions on consolidations, mergers or sales of assets; limitations on changes in the manager of the vessels; limitations on liens and additional indebtedness; prohibitions on paying dividends if an event of default has occurred or would occur as a result of payment of a dividend; restrictions on transactions with affiliates; and other customary covenants. The liquidity covenants under the facility required Baltic Hare Limited and Baltic Fox Limited to maintain $500 each in their cash accounts and the Company to maintain $750 for each vessel in its fleet in cash or cash equivalents plus undrawn working capital lines of credit. The facility’s leverage covenant required that the ratio of the Company’s total financial indebtedness to the value of its total assets as adjusted based on vessel appraisals not exceed 70%. The facility, as amended, also required that the Company maintain a minimum consolidated net worth of $786,360 plus fifty percent of the value of equity offerings completed on or after May 28, 2013. The facility’s collateral maintenance covenant required that the minimum fair market value of vessels mortgaged under the facility be 130% of the amount outstanding under the facility through August 30, 2016 and 135% of such amount thereafter.  As noted in the “Amendment and Consent Agreements Related to the Merger” section above, the collateral maintenance covenant was revised to 110% through and including the period ended June 30, 2016.

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

On November 15, 2016, the $22 Million Term Loan Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At December 31, 2016 and 2015, the total outstanding net debt balance was $0 and $18,249, respectively.

$253 Million Term Loan Facility

On August 20, 2010, the Company entered into the $253 Million Term Loan Facility.  BNP Paribas; Crédit Agricole Corporate and Investment Bank; DVB Bank SE; Deutsche Bank AG Filiale Deutschlandgeschäft, which was also acting as Security Agent and Bookrunner; and Skandinaviska Enskilda Banken AB (publ) were Lenders and Mandated Lead Arrangers under the facility.  Deutsche Bank Luxembourg S.A. was acting as Agent under the facility, and Deutsche Bank AG and all of the Lenders other than Deutsche Bank AG Filiale Deutschlandgeschäft were acting as Swap Providers under the facility.  The Company has used the $253 Million Term Loan Facility to fund a portion of the purchase price of the acquisition of 13 vessels from affiliates of Bourbon SA (“Bourbon”).  Under the terms of the facility, the $253 Million Term Loan Facility was drawn down in 13 tranches in amounts based on the particular vessel being acquired, with one tranche per vessel.  The $253 Million Term Loan Facility had a maturity date of August 15, 2015 and borrowings under the $253 Million Term Loan Facility bore interest, as elected by the Company, at LIBOR for an interest period of three or six months, plus 3.00% per annum.  A commitment fee of 1.25% was payable on the undrawn committed amount of the $253 Million Term Loan Facility, which began accruing on August 20, 2010.  Borrowings were to be repaid quarterly with outstanding principal amortized on a per vessel basis and any outstanding amount under the $253 Million Term Loan Facility was to be paid in full on the maturity date.  Repaid amounts were no longer available and could not be reborrowed.  Borrowings under the $253 Million Term Loan Facility were secured by liens on the Bourbon vessels and other related assets.  Certain of the Company’s wholly-owned ship-owning subsidiaries, each of which owned one of the Bourbon vessels, acted as guarantors under the credit facility.

Total drawdowns of $253,000 have been made under the $253 Million Term Loan Facility to fund or refund to the Company a portion of the purchase price of the 12 Bourbon vessels delivered during the third quarter of 2010 and the Bourbon vessel delivered during the first quarter of 2011.  Refer to Note 1 — General Information for a listing of the vessels delivered.

The $253 Million Term Loan Facility required the Company to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, liquidity and interest coverage; dividends; collateral maintenance requirements; and other covenants, most of which were in principle and calculation similar to the Company’s covenants under the 2007 Credit Facility.  As of December 31, 2015, the Company had deposited $9,750 that has been reflected as restricted cash.  Restricted cash would be released only if the underlying collateral is sold or disposed of.  The $253 Million Term Loan Facility included usual and customary events of default and remedies for facilities of this nature.  Refer to the “August 2012 Credit Facility Agreements” and “December 2011 Credit Facility Agreements” section herein for waivers obtained for specific covenants under this credit facility.

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

Refer to the “$100 Million Term Loan Facility” section below for a description of the Amended and Restated $253 Million Term Loan Facility that was entered into by the Company on the Effective Date as well as a description of the April 2015 Amendments that were entered into by the Company on April 30, 2015.  The obligations under the Amended and Restated $253 Million Term Loan Facility were secured by a first priority security interest in the vessels and other collateral securing the $253 Million Term Loan Facility.  The Amended and Restated $253 Million Term Loan Facility required quarterly repayment installments in accordance with the original terms of the $253 Million Term Loan Facility.

In order to maintain compliance with the collateral maintenance test, during July 2015, the Company added five of its unencumbered vessels, the Genco Thunder, the Genco Raptor, the Genco Challenger, the Genco Reliance and the Genco Explorer, as additional collateral under this facility.  Additionally, the Company was also in communication with the facility’s agent and prepaid $1,650 of the outstanding indebtedness on July 29, 2015, which the lenders agreed would reduce the scheduled amortization payment of $5,075 that was due in October 2015.

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

On November 15, 2016, the $253 Million Term Loan Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At December 31, 2016 and 2015, the total outstanding net debt balance was $0 and $142,740, respectively.

$100 Million Term Loan Facility

On August 12, 2010, the Company entered into the $100 Million Term Loan Facility with Crédit Agricole Corporate and Investment Bank, which is also acting as Agent and Security Trustee; and Crédit Industriel et Commercial; and Skandinaviska Enskilda Banken AB (publ) are the lenders under the facility.  The Company has used the $100 Million Term Loan Facility to fund or refund to the Company a portion of the purchase price of the acquisition of five vessels from Metrostar.  Under the terms of the facility, the $100 Million Term Loan Facility was drawn down in five equal tranches of $20,000 each, with one tranche per vessel.  The $100 Million Term Loan Facility had a final maturity date of seven years from the date of the first drawdown, or August 17, 2017, and borrowings under the facility bore interest at LIBOR for an interest period of one, three or six months (as elected by the Company), plus 3.00% per annum.  A commitment fee of 1.35% was payable on the undrawn committed amount of the $100 Million Term Loan Facility, which began accruing on August 12, 2010.  Borrowings were to be repaid quarterly, with the outstanding principal amortized on a 13-year profile, with any outstanding amount under the $100 Million Term Loan Facility to be paid in full on the final maturity date.  Repaid amounts were no longer available and could not be reborrowed.

Borrowings under the $100 Million Term Loan Facility were secured by liens on the five Metrostar vessels purchased by the Company and other related assets. Certain of the Company’s wholly-owned ship-owning subsidiaries, each of which owned one of the five Metrostar vessels, acted as guarantors under the $100 Million Term Loan Facility.

The $100 Million Term Loan Facility required the Company to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, interest coverage and dividends; minimum working capital requirements; collateral maintenance requirements; and other covenants, most of which were in principle and calculation similar to the Company’s covenants under the 2007 Credit Facility.  The $100 Million Term Loan Facility included usual and customary events of default and remedies for facilities of this nature.  Refer to the “August 2012 Credit Facility Agreements” and “December 2011 Credit Facility Agreements” sections above for waivers obtained for specific covenants under this credit facility.

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

The obligations under the Amended and Restated $100 Million Term Loan Facility were secured by a first priority security interest in the vessels and other collateral securing the $100 Million Term Loan Facility.  The Amended and Restated $100 Million Term Loan Facility required quarterly repayment installments in accordance with the original terms of the $100 Million Term Loan Facility.

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

•	Measurement of the interest coverage ratio under each facility was waived through and including December 31, 2016.

•

The fleetwide minimum liquidity covenant was amended to allow up to 50% of the required amount of $750 per vessel in cash to be satisfied with undrawn working capital lines with a remaining availability period of more than six months.

•

The Company agreed to grant additional security for its obligation under the $253 Million Term Loan Facility. Refer to the $253 Million Term Loan Facility section above for a description of the additional security granted for this facility.

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

On November 15, 2016, the $100 Million Term Loan Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above. At December 31, 2016 and 2015, the total outstanding net debt balance was $0 and $58,899, respectively.

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

On December 31, 2014, Baltic Trading entered into the $148 Million Credit Facility, refer to “$148 Million Credit Facility” section above.  Borrowings under the $148 Million Credit Facility were used to refinance Baltic Trading’s indebtedness under the 2010 Credit Facility.  On January 7, 2015, Baltic Trading repaid the $102,250 outstanding under the 2010 Credit Facility with borrowings from the $148 Million Credit Facility.

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

On January 26, 2009, the Company entered into an amendment to the 2007 Credit Facility (the “2009 Amendment”) which implemented the following modifications to the terms of the 2007 Credit Facility:

•

Compliance with the existing collateral maintenance financial covenant was waived effective for the year ended December 31, 2008 and until the Company could represent that it is in compliance with all of its financial covenants and is otherwise able to pay a dividend and purchase or redeem shares of common stock under the terms of the Credit Facility in effect before the 2009 Amendment.  The Company’s cash dividends and share repurchases were suspended until the Company could represent that it is in a position to again satisfy the collateral maintenance covenant.

•

The total amount of the 2007 Credit Facility was subject to quarterly reductions of $12,500 beginning March 31, 2009 through March 31, 2012 and quarterly reductions of $48,195 beginning June 30, 2012 and thereafter until the maturity date.  After the prepayment of $52,500 and $57,893 made during December 2011 and August 2012 pursuant to the December 2011 Agreements and August 2012 Agreements, respectively, a final payment of $381,182 was to be due on the maturity date.

•

The Applicable Margin to be added to LIBOR to calculate the rate at which the Company’s borrowings bear interest is 2.00% per annum.  This was increased to 3.00% per annum pursuant to the August 2012 Agreements as noted above.

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

Interest rates

The following tables set forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above including the costs associated with unused commitment fees. For the Predecessor Company for the period from January 1 to July 9, 2014, the effective interest rate also included the rate differential between the pay fixed, receive variable rate on the interest rate swap agreements that were in effect (refer to Note 11 — Interest Rate Swap Agreements), combined, as well as the 1.0% facility fee for the 2007 Credit Facility as noted above. The following tables also include the range of interest rates on the debt, excluding the impact of swaps and unused commitment fees, if applicable:

	Successor			Predecessor
	Year	Year	Period from	Period from
	Ended	Ended	July 9 to	January 1 to
	December 31,	December 31,	December 31,	July 9,
	2016	2015	2014	2014
Effective Interest Rate	4.50%	3.65%	3.60%	4.19%
Range of Interest Rates (excluding impact of swaps and unused commitment fees)	2.69 % to 7.12%	2.69 % to 6.73%	2.73 % to 3.76%	3.15 % to 5.15%

Letter of credit

In conjunction with the Company entering into a long-term office space lease (See Note 21 - Commitments and Contingencies), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit.  As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank at a fee of 1% per annum.  During September 2015, the Company replaced the unsecured letter of credit with DnB NOR Bank with an unsecured letter of credit with Nordea Bank Finland Plc, New York and Cayman Island Branches (“Nordea”) in the same amount at a fee of 1.375% per annum.  The letter of credit outstanding was $300 as of December 31, 2016 and 2015 at a fee of 1.375% per annum.  The letter of credit is cancelable on each renewal date provided the landlord is given 30 days minimum notice.  As of December 31, 2016 and 2015, the letter of credit outstanding has been securitized by $315 that was paid by the Company to Nordea during the year ended December 31, 2015.  These amounts have been recorded as restricted cash included in total noncurrent assets in the consolidated balance sheet as of December 31, 2016 and 2015.

10 - CONVERTIBLE SENIOR NOTES

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

The following tables provide additional information about the Predecessor Company’s 2010 Notes:

Predecessor
Period from
January 1 to
July 9,
2014 (a)
Effective interest rate on liability component	10.0%
Cash interest expense recognized	$1,886
Non-cash interest expense recognized	1,592
Non-cash deferred financing amortization costs included in interest expense	216

(a)	The amounts and percentage reflect amounts through April 21, 2014 since the Company ceased recording interest expense due to the Chapter 11 Cases.

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

As of December 31, 2016 and 2015, the Company did not have any interest rate swap agreements.

The swap agreements held by the Predecessor Company synthetically converted variable rate debt to fixed rate debt at the fixed interest rate of the swap plus the Applicable Margin, as defined in the “2007 Credit Facility” section above in Note 9 — Debt.

The differentials to be paid or received for these swap agreements were recognized as an adjustment to Interest expense as incurred.  The Company utilized cash flow hedge accounting for these swaps through March 31, 2014, whereby the effective portion of the change in value of the swaps was reflected as a component of AOCI.  The ineffective portion was recognized as Other expense, which is a component of Other (expense) income.  On March 31, 2014, the cash flow hedge accounting on the remaining swap agreement was discontinued.  Once cash flow hedge accounting was discontinued, the changes in the fair value of the interest rate swaps were recorded in the Consolidated Statement of Operations in Interest expense and the remaining amounts included in AOCI were amortized to interest expense over the original term of the hedging relationship for the Predecessor Company.

The interest expense pertaining to the interest rate swaps for the Predecessor Company for the period from January 1 to July 9, 2014 was $2,580.

The following tables present the impact of derivative instruments and their location within the Consolidated Statement of Operations for the Predecessor Company:

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Period from January 1 to July 9, 2014

Predecessor Company

	Amount of		Amount of		Amount of
	Gain (Loss)	Location of	Gain (Loss)	Location of	Gain (Loss)
	Recognized	Gain (Loss)	Reclassified	Gain (Loss)	Recognized in
	in AOCI on	Reclassified	from AOCI	Recognized in	Income on
	Derivative	from AOCI	into income	Income on	Derivative
Derivatives in Cash	(Effective	into income	(Effective	Derivative	(Ineffective
Flow Hedging	Portion)	(Effective	Portion)	(Ineffective	Portion)
Relationships	2014	Portion)	2014	Portion)	2014
Interest rate contracts	$(179)	Interest Expense	$(2,580)	Other Income (Expense)	$—

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Period from January 1 to July 9, 2014

Predecessor Company

		Amount of
		Gain (Loss)
		Recognized in Income in
		Derivative
	Location of	For the Period
	Gain (Loss)	from January 1 to
Derivatives not designated	Recognized in Income	July 9,
as Hedging Instruments	on Derivative	2014
Interest rate contracts	Interest Expense	$(225)

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

Changes in AOCI by Component

For the Period from July 9, 2014 to December 31, 2016

Successor Company

Net Unrealized
Gain (Loss)
on
Investments
AOCI — July 9, 2014	$—

OCI before reclassifications	(25,317)
Amounts reclassified from AOCI	—
Net current-period OCI	(25,317)

AOCI — December 31, 2014	$(25,317)

OCI before reclassifications	(13,268)
Amounts reclassified from AOCI	38,564
Net current-period OCI	25,296

AOCI — December 31, 2015	$(21)

OCI before reclassifications	(2,385)
Amounts reclassified from AOCI	2,406
Net current-period OCI	21

AOCI — December 31, 2016	$—

Changes in AOCI by Component

For the Period from January 1, 2014 to July 9, 2014

Predecessor Company

	Net Unrealized
	Gain (Loss) on	Net Unrealized
	Cash Flow	Gain (Loss) on
	Hedges	Investments	Total
AOCI — January 1, 2014	$(6,976)	$60,698	$53,722

OCI before reclassifications	(179)	(25,766)	(25,945)
Amounts reclassified from AOCI	2,580	—	2,580
Net current-period OCI	2,401	(25,766)	(23,365)

AOCI — July 9, 2014	$(4,575)	$34,932	$30,357

Reclassifications Out of AOCI

Successor Company

	Amount Reclassified from AOCI
	Successor
	For the	For the	For the
	Year	Year	Period from
	Ended	Ended	July 9 to	Affected Line Item in
	December 31,	December 31,	December 31,	the Statement Where
Details about AOCI Components	2016	2015	2014	Net Loss is Presented
Net unrealized loss on investments
Realized gain (loss) on sale of AFS investment	$290	$(687)	$—	Other income (expense)
Impairment of AFS investment	(2,696)	(37,877)	—	Impairment of investment

Total reclassifications for the period	$(2,406)	$(38,564)	$—

Reclassification Out of AOCI

Predecessor Company

	Amount Reclassified from AOCI
	Predecessor
	For the
	Period from	Affected Line Item
	January 1 to	in the Statement
	July 9,	Where Net Loss is
Details about AOCI Components	2014	Presented
Gains and losses on cash flow hedges Interest rate contracts	$(2,580)	Interest expense

Total reclassifications for the period	$(2,580)

13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at December 31, 2016 and 2015 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	Successor
	December 31, 2016		December 31, 2015
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$133,400	$133,400	$121,074	$121,074
Restricted cash	35,668	35,668	19,815	19,815
Floating rate debt	524,377	524,377	588,434	588,434

The fair value of the floating rate debt under the $400 Million Credit Facility is based on rates obtained on the effective date of the facility, November 10, 2016.  The fair value of floating rate debt under the $98 Million Credit Facility is based on rates the Company recently obtained upon the effective date of the facility on November 4, 2015, which did not change under the Restated $98 Million Credit Facility effective on November 15, 2016.   The fair value of the 2014 Term Loan Facilities is based on rates that Baltic Trading initially obtained upon the effective dates of these facilities which did not change pursuant to the Amended 2014 Term Loan Facilities effective on November 15, 2016.  Refer to Note 9 — Debt for further information.  The carrying value approximates the fair market value for these floating rate loans.  The carrying amounts of the Company’s other financial instruments at December 31, 2016 and 2015 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

As of December 31, 2016 and 2015, the fair values of the Company’s financial assets and liabilities are categorized as follows:

Successor
December 31, 2016
Quoted
Market
Prices in
Active
Markets
	Total	(Level 1)
Investments	$—	$—

	Successor
	December 31, 2015
		Quoted
		Market
		Prices in
		Active
		Markets
	Total	(Level 1)
Investments	$12,327	$12,327

The Company held an investment in the capital stock of Jinhui, which was classified as a long-term investment.  The stock of Jinhui is publicly traded on the Oslo Stock Exchange and is considered a Level 1 item.  The Company also held an investment in the stock of KLC, which was classified as a long-term investment.  The stock of KLC is publicly traded on the Korea Stock Exchange and is considered a Level 1 item.  At December 31, 2016, the Company no longer held investments in Jinhui and KLC, refer to Note 6 — Investments.  Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties.  Nonrecurring fair value measurements include a vessel impairment assessment completed during the interim period as determined based on third-party scrap quotes, which are Level 2 inputs.  The vessels held for sale as of December 31, 2016 were written down as part of the impairment recorded in the interim period.  There were no additional adjustments required as of December 31, 2016 when the held for sale criteria was met.  Refer to “Impairment of long-lived assets” and “Vessels held for sale” sections in Note 2 — Summary of Significant Accounting Policies.   The Company did not have any Level 3 financial assets or liabilities during the years ended December 31, 2016 and 2015.

14 - PREPAID EXPENSES AND OTHER CURRENT AND NONCURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	Successor	Successor
	December 31,	December 31,
	2016	2015
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$9,634	$10,478
Prepaid items	2,552	3,917
Insurance receivable	1,030	2,738
Other	2,534	4,236
Total prepaid expenses and other current assets	$15,750	$21,369

Other noncurrent assets in the amount of $514 at December 31, 2016 and 2015 represent the security deposit related to the operating lease entered into effective April 4, 2011. Refer to Note 21 — Commitments and Contingencies for further information related to the lease agreement.

15 - DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing revolving-debt facilities and other debt offerings and amending existing revolving-debt facilities. These costs are amortized over the life of the related debt and are included in interest expense.  Refer to Note 9 — Debt for further information regarding the existing revolving facilities.  Upon the refinancing of prior credit facilities with the $400 Million Credit Facility on November 15, 2016, the Company no longer had any revolving-debt facilities.  As such, there were no net deferred financing costs as of December 31, 2016.

Total net deferred financing costs consist of the following as of December 31, 2016 and 2015:

	Successor	Successor
	December 31,	December 31,
	2016	2015

2015 Revolving Credit Facility	$—	$1,254
$148 Million Credit Facility	—	2,774
Total deferred financing costs	—	4,028
Less: accumulated amortization	—	734
Total	$—	$3,294

During the three months ended March 31, 2016, the Company adopted ASU 2015-03 (refer to Note 2 — Summary of Significant Accounting Policies) which requires debt issuance costs related to a recognized debt liability to be presented on the Consolidated Balance Sheets as a direct deduction from the debt liability rather than as a deferred financing cost assets.  The Company applied this guidance for all of its credit facilities with the exception of the 2015 Revolving Credit Facility and the revolving credit facility portion of the $148 Million Credit Facility at December 31,

2015, which represent revolving credit agreements which are not addressed in ASU 2015-03.  Accordingly, the Company reclassified $11,357 and $9,411 of deferred financing costs from Deferred financing costs, net to Long-term debt and the Current portion of long-term debt as of December 31, 2016 and 2015, respectively.  Refer to Note 9 — Debt for further information.

Amortization expense for deferred financing costs for the Successor Company, including the deferred financing costs recognized net of the outstanding debt, for the years ended December 31, 2016 and 2015 and for the period from July 9 to December 31, 2014 was $2,847, $2,379 and $845, respectively.  Amortization expense for deferred financing costs for the Predecessor Company for the period from January 1 to July 9, 2014 was $4,461.  This amortization expense is recorded as a component of Interest expense in the Consolidated Statements of Operations.

On November 15, 2016, the unamortized deferred financing costs for the Prior Facilities that were refinanced with the $400 Million Credit Facility are going to be amortized over the life of the $400 Million Credit Facility (Refer to 9 — Debt).

On the Effective Date, the Company eliminated the net unamortized deferred financing costs for the 2007 Credit Facility and the 2010 Notes and classified the changes as Restructuring items, net in the Consolidated Statements of Operation for the Predecessor Company as both the 2007 Credit Facility and 2010 Notes were terminated as part of the Plan.  Additionally, the unamortized deferred financing costs for the $100 Million Term Loan Facility and the $253 Million Term Loan Facility prior to their Restatements and Amendment pursuant to the Plan were eliminated and the Company classified the changes to Restructuring items, net in the Consolidated Statements of Operation for the Predecessor Company.  Fees and legal expenses for securing the Amended and Restated $100 Million and $253 Million Term Loan Facilities have been capitalized as deferred financing costs and were amortized over the extended term of the respective loans until these facilities were refinanced with the $400 Million Credit Facility as noted above (Refer to Note 9 —  Debt).

Baltic Trading entered into the $148 Million Credit Facility on December 31, 2014, which was used to refinance the outstanding indebtedness under the 2010 Credit Facility.  As such, beginning on December 31, 2014, the net unamortized deferred financing costs associated with the 2010 Baltic Trading Credit Facility were amortized over the life of the $148 Million Credit Facility, until it was refinanced with the $400 Million Credit Facility as noted above (Refer to Note 9 —  Debt).

16 - FIXED ASSETS

Fixed assets consist of the following:

	Successor	Successor
	December 31,	December 31,
	2016	2015
Fixed assets, at cost:
Vessel equipment	$1,173	$1,086
Furniture and fixtures	462	462
Computer equipment	142	142
Total costs	1,777	1,690
Less: accumulated depreciation and amortization	759	404
Total	$1,018	$1,286

Refer to Note 3 — Cash Flow Information for information regarding the reclassification from fixed assets to vessels assets by the Predecessor Company during the period from January 1 to July 9, 2014.

17 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	Successor	Successor
	December 31,	December 31,
	2016	2015
Accounts payable	$6,703	$8,271
Accrued general and administrative expenses	5,618	5,745
Accrued vessel operating expenses	10,564	13,451
Total	$22,885	$27,467

18 - LIABILITIES SUBJECT TO COMPROMISE

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

19 - REVENUE FROM TIME CHARTERS

Total voyage revenue includes revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the years ended December 31, 2016 and 2015 and for the period from July 9 to December 31, 2014, the Successor Company earned $133,246, $150,784 and $98,817 of voyage revenue, respectively.  For the period from January 1 to July 9, 2014, the Predecessor Company earned $118,759 of voyage revenue. Included in voyage revenue for the year ended December 31, 2016 was $3,415 of net profit sharing revenue earned by the Successor Company.  There was no profit sharing revenue earned during the years ended December 31, 2015 and 2014.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of February 14, 2017, is expected to be $12,161 during 2017, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For drydockings, the Company assumes twenty days of offhire.  Future minimum revenue excludes revenue earned for the vessels currently in pool arrangements and vessels that are currently on or will be on spot market-related time charters, as spot rates cannot be estimated, as well as profit sharing revenue.

20 - REORGANIZATION ITEMS, NET

“Reorganization items, net” represents amounts incurred and recovered subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases.  See Note 25 for details associated with the restatement of the previously reported components of Reorganization items, net.  Reorganization items, net (as restated) are comprised of the following:

	Successor			Predecessor
				Period from	Period from	Period from
	Year	Year	Period from	January 1 to	January 1 to	January 1 to
	Ended	Ended	July 9 to	July 9,	July 9,	July 9,
	December 31,	December 31,	December 31,	2014	2014	2014
	2016	2015	2014	(As Reported)	Adjustment (c)	(As Restated)
Professional fees incurred	$201	$708	$968	$34,981	$—	$34,981
Trustee fees incurred	71	377	623	251	—	251
Total reorganization fees	$272	$1,085	$1,591	$35,232	$—	$35,232

Gain on settlement of liabilities subject to compromise	$—	$—	$—	$(1,187,689)	$1,187,689	$—
Net gain on debt and equity discharge and issuance	—	—	—	(775,086)	775,086	—
Gain on settlement of liabilities subject to compromise in exchange for equity issuance, net (a)	—	—	—	—	(33,832)	(33,832)
Fresh-start reporting adjustments (b)	—	—	—	1,045,376	(131,136)	914,240
Total fresh-start adjustment	$—	$—	$—	$(917,399)	$1,797,807	$880,408

Total reorganization items, net	$272	$1,085	$1,591	$(882,167)	$1,797,807	$915,640

(a)	For determination of this amount see footnote (a), subnote 1. in Note 1 under the table “Fresh-Start Adjustments.”

(b)	For determination of this amount see footnote (c) in Note 1 under the table “Fresh-Start Adjustments.”

(c)	See Note 25 — Restatement of Consolidated Financial Statements of the Predecessor Company.

21 - COMMITMENTS AND CONTINGENCIES

In September 2005, the Company entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  On January 6, 2012, the Company ceased the use of this space.  During the period from January 1 to July 9, 2014, the Predecessor Company recorded net rent expense of ($41) representing the adjustment to the present value of the Company’s estimated remaining rent expense for the duration of the lease after taking into account estimated future sublease income based on the sublease agreement entered into effective November 1, 2013 and deferred rent on the facility. Pursuant to the Plan that was approved by the Bankruptcy Court, the Debtors rejected the lease agreement on the Effective Date and the Company believed that it would owe the lessor the remaining liability.  On August 10, 2016, the Company settled this outstanding lease liability.  The settlement of this claim resulted in a gain that was recorded in rent expense in the amount of ($116) during the year ended December 31, 2016.

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011. Following the expiration of the free base rental period, the monthly base rental payments are $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor was obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that commences immediately upon the expiration of such sub-sublease agreements, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the entire lease from June 1, 2011 to September 30, 2025 was $130 for the Predecessor Company. On the Effective Date, a revised straight-line rent calculation was completed as part of fresh-start reporting. The revised monthly straight-line rental expense for the remaining term of the lease from the Effective Date to September 30, 2025 is $150.  The Successor Company had a long-term lease obligation at December 31, 2016 and 2015 of $1,868 and $1,149, respectively.  Rent expense pertaining to this lease recorded by the Successor Company for the years ended December 31, 2016 and 2015 and for the period from July 9 to December 31, 2014 was $1,808, $1,808 and $865, respectively. Rent expense pertaining to this lease recorded by the Predecessor Company for the period from January 1 to July 9, 2014 was $813.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $1,076 for 2017, $916 for 2018, $2,230 annually for 2019, 2020 and 2021, and a total of $8,900 for the remaining term of the lease.

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application. On February 5, 2010, the rehabilitation plan submitted by Samsun was approved by the South Korean courts. As part of the rehabilitation process, the Company’s claim of $17,212 was to be settled in the following manner; 34.0%, or $5,852, will be paid in cash in annual installments on December 30th of each year from 2010 through 2019 ranging from 8.0% to 17.0%; the remaining 66.0%, or $11,360, was converted to Samsun shares at a specified value per share. During the period from July 9 to December 31, 2014, the Successor Company received $296 and $234 from Samsun for the remainder of the payment that was due on December 30, 2012, including interest, and 50% of the payment that was due on December 30, 2013, respectively.  This resulted in total Other operating income recorded by the Successor Company during the period from July 9 to December 31, 2014 of $530.

On July 3, 2015, Samsun filed for rehabilitation proceedings for the second time with the South Korean courts due to financial distress.  On April 8, 2016, the revised rehabilitation plan was approved by the South Korean court whereby 26% of the of the $3,979 unpaid cash claim settlement from the prior rehabilitation plan, or $1,035, was to be settled pursuant to a payment plan over the next ten-year period.  The remaining 74% of the claim was to be converted to Samsun shares.  On May 2, 2016, the Company received $157 from Samsun pursuant to this revised plan.  Additionally, on October 27, 2016, the Company received $777 from Samsun as full and final settlement of this outstanding claim that was approved on April 8, 2016.  This represents the net present value of the remainder of the $1,035 cash settlement noted above.  During the years ended December 31, 2016 and 2015, this resulted in Other Operating income recorded by the Successor Company of $934 and $0, respectively.

22 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan that is available to full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching up to the first six percent of each employee’s salary on a dollar-for-dollar basis.  Effective January 1, 2015, the Company increased the match to $1.17 for each dollar contributed up to the first six percent of each employee’s salary.  The matching contribution vests immediately.  For the years ended December 31, 2016 and 2015 and for the period from July 9 to December 31, 2014, the Successor Company’s matching contributions to this plan were $336, $305 and $181, respectively.  For the period from January 1 to July 9, 2014, the Predecessor Company’s matching contributions to this plan were $131.

23 - STOCK-BASED COMPENSATION

On July 7, 2016, the Company completed a one-for-ten reverse stock split of its common stock.  As a result, all share and per share information included for all periods presented in these consolidated financial statements for the Successor Company (except Baltic Trading share information), reflect the reverse stock split.

On October 13, 2016, Peter C. Georgiopoulos resigned as Chairman of the Board and a director of the Company.  In connection with his departure, Mr. Georgiopoulos entered into a Separation Agreement and a Release Agreement with the Company on October 13, 2016.  Under the terms of these agreements, subject to customary conditions, Mr. Georgiopoulos received an amount equal to the annual Chairman’s fee awarded to him in recent years of $500 as a severance payment and full vesting of his unvested equity awards, which consisted of grants of 68,581 restricted shares of the Company’s common stock and warrants exercisable for approximately 213,937 shares of the Company’s common stock with an exercise price per share ranging $259.10 to $341.90. The acceleration of the vesting of Mr. Georgioupoulos’ restricted shares and warrants resulted in $5,317 of nonvested stock amortization expense during the year ended December 31, 2016 for the Successor Company.

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

On August 7, 2014, pursuant to the MIP, certain individuals were granted MIP Warrants whereby each warrant can be converted on a cashless basis for the amount in excess of the respective strike price. The MIP Warrants were issued in three tranches for 2,380,664, 2,467,009, and 3,709,788 shares.  Following the Company’s reverse stock split, these MIP Warrants are exercisable for approximately 238,066, 246,701 and 370,979 shares and have exercise prices of $259.10 (the “$259.10 Warrants”), $287.30 (the “$287.30 Warrants”) and $341.90 (the “$341.90 Warrants”) per whole share, respectively. The fair value of each warrant upon emergence from bankruptcy was $7.22 for the $259.10 Warrants, $6.63 for the $287.30 Warrants and $5.63 for the $341.90 Warrants. The warrant values were based upon a calculation using the Black-Scholes-Merton option pricing formula. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, cost of capital interest rate and expected life of the instrument. The Company has determined that the warrants should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black-Scholes-Merton option pricing formula against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification. The Black-Scholes-Merton option pricing formula used a volatility of 43.91% (representing the six -year volatility of a peer group), a risk-free interest rate of 1.85% and a dividend rate of 0%.  The aggregate fair value of these awards upon emergence from bankruptcy was $54,436. The warrants vest 33.33% on each of the first three anniversaries of the grant date, with accelerated vesting upon a change in control of the Company.

For the years ended December 31, 2016 and 2015 and for the period from July 9 to December 31, 2014, the Successor Company recognized amortization expense of the fair value of these warrants, which is included in General and administrative expenses, as follows:

	Successor
	Year	Year	Period from
	Ended	Ended	July 9 to
	December 31,	December 31,	December 31,
	2016	2015	2014
General and administrative expenses	$14,203	$25,941	$13,390

Amortization of the unamortized stock-based compensation balance of $902 as of December 31, 2016 is expected to be expensed during the year ended December 31, 2017.  The following table summarizes the warrant activity for the years ended December 31, 2016 and 2015 and for the period from July 9, 2014 to December 31, 2014:

	Successor
	Year Ended December 31,
	2016			2015
		Weighted	Weighted		Weighted	Weighted
	Number of	Average Exercise	Average Fair	Number of	Average Exercise	Average Fair
	Warrants	Price	Value	Warrants	Price	Value
Outstanding at January 1	5,704,974	$303.12	$6.36	8,557,461	$303.12	$6.36
Granted	—	—	—	—	—	—
Exercisable	(4,991,852)	303.12	6.36	(2,852,487)	303.12	6.36
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Outstanding at December 31	713,122	$303.12	$6.36	5,704,974	$303.12	$6.36

Successor
		Weighted	Weighted
	Number of	Average Exercise	Average Fair
	Warrants	Price	Value
Outstanding at July 9, 2014	—	$—	$—
Granted	8,557,461	303.12	6.36
Exercisable	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at December 31, 2014	8,557,461	$303.12	$6.36

The following table summarizes certain information about the warrants outstanding as of December 31, 2016:

	Warrants Outstanding,			Warrants Exercisable,
	December 31, 2016			December 31, 2016
			Weighted			Weighted
		Weighted	Average		Weighted	Average
Weighted		Average	Remaining		Average	Remaining
Average	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Exercise Price	Warrants	Price	Life	Warrants	Price	Life

$303.12	713,122	$303.12	3.60	7,844,339	$303.12	3.60

The nonvested stock awards granted under the MIP will vest ratably on each of the three anniversaries of August 7, 2014.  The nonvested stock awards issued under the MIP have a grant date price which represents the stock price on that date. The table below summarizes the Successor Company’s nonvested stock awards for the years ended December 31, 2016 and 2015 and for the period from July 9 to December 31, 2014 that were issued under the MIP:

	Successor
	Year Ended December 31,
	2016		2015
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	Shares	Date Price	Shares	Date Price
Outstanding at January 1	74,040	$200.00	111,060	$200.00
Granted	—	—	—	—
Vested	(64,785)	200.00	(37,020)	200.00
Forfeited	—	—	—	—

Outstanding at December 31	9,255	$200.00	74,040	$200.00

Successor
Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at July 9, 2014	—	$—
Granted	111,060	200.00
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2014	111,060	$200.00

The total fair value of MIP restricted shares that vested during the years ended December 31, 2016 and 2015 and for the period from July 9 to December 31, 2014 for the Successor Company was $336, $2,662 and $0, respectively.  The 64,785 shares that vested during the year ended December 31, 2016 included 27,765 that were issued to Peter C. Georgioupoulos upon his resignation. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the years ended December 31, 2016 and 2015 and for the period from July 9 to December 31, 2014, the Successor Company recognized nonvested stock amortization expense for the MIP restricted shares, which is included in General and administrative expenses, as follows:

	Successor
	Year	Year	Period from
	Ended	Ended	July 9 to
	December 31,	December 31,	December 31,
	2016	2015	2014
General and administrative expenses	$5,795	$10,585	$5,464

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2016, unrecognized compensation cost of $368 related to nonvested stock will be recognized over a weighted-average period of 0.60 years.

2015 Equity Incentive Plan

On June 26, 2015, the Company’s Board of Directors approved the 2015 Equity Incentive Plan for awards with respect to an aggregate of 4,000,000 shares of common stock, or 400,000 shares following the Company’s reverse stock split (the “2015 Plan”).  Under the 2015 Plan, the Company’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to the Company’s officers, directors, employees, and consultants.  Awards may consist of stock options, stock appreciation rights, dividend equivalent rights, restricted (nonvested) stock, restricted stock units, and unrestricted stock.  As of December 31, 2016, the Company has awarded restricted stock units and restricted stock under the 2015 Plan which have a grant date price which represents the stock price on that date.

Restricted Stock Units

The Successor Company has issued restricted stock units (“RSUs”) to certain members of the Board of Directors, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests.  The RSUs generally vest on the date of the Company’s annual shareholders meeting following the date of the grant. As of December 31, 2016 and 2015, 3,138 and 0 shares, respectively, of the Company’s common stock were outstanding in respect of the RSUs.  Such shares will only be issued in respect of vested RSUs when the director’s service with the Company as a director terminates.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant.   The table below summarizes the Successor Company’s RSUs for the year ended December 31, 2016 and 2015:

	Successor
	Year Ended December 31,
	2016		2015
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	RSUs	Date Price	RSUs	Date Price
Outstanding at January 1	5,821	$71.50	—	$—
Granted	66,666	5.10	7,440	71.18
Vested	(5,821)	71.50	(1,619)	70.00
Forfeited	—	—	—	—

Outstanding at December 31	66,666	$5.10	5,821	$71.50

The total fair value of the RSUs that vested during the years ended December 31, 2016 and 2015 for the Successor Company was $30 and $116, respectively. There were no RSUs that vested during the period from July 9 to December 31, 2014 for the Successor Company.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.    On February 17, 2016, the vesting of 23,286 outstanding RSUs, or 2,328 outstanding RSUs on a post-reverse stock split basis, were accelerated upon the resignation of two members on the Company’s Board of Directors.

The following table summarizes certain information of the RSUs unvested and vested as of December 31, 2016:

Unvested RSUs			Vested RSUs
December 31, 2016			December 31, 2016
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
66,666	$5.10	0.38	7,440	$71.18

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2016, unrecognized compensation cost of $128 related to RSUs will be recognized over a weighted-average period of 0.38 years.

For the years ended December 31, 2016 and 2015 and the period from July 9 to September 30, 2014, the Successor Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	Successor
	Year	Year	Period from
	Ended	Ended	July 9 to
	December 31,	December 31,	December 31,
	2016	2015	2014
General and administrative expenses	$405	$337	$—

Restricted Stock

Under the 2015 Plan, grants of restricted common stock issued to executives and Peter C. Georgiopoulos, the Company’s former Chairman of the Board, ordinarily vest ratably on each of the three anniversaries of the determined vesting date.  The table below summarizes the Company’s nonvested stock awards for the year ended December 31, 2016 which were issued under the 2015 Plan:

	Successor
		Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at January 1, 2016	—	$—
Granted	61,224	5.20
Vested	(47,619)	5.20
Forfeited	—	—

Outstanding at December 31, 2016	13,605	$5.20

The total fair value of shares that vested under the 2015 Plan during the years ended December 31, 2016 and 2015 and for the period from July 9 to December 31, 2014 for the Successor Company was $285, $0 and $0, respectively.  The 47,619 shares that vested during the year ended December 31, 2016 included 40,816 shares that were issued to Peter C. Georgiopoulos upon his resignation.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the years ended December 31, 2016 and 2015 and for the period from July 9 to December 31, 2014, the Successor Company recognized nonvested stock amortization expense for the 2015 Plan restricted shares, which is included in General and administrative expenses, as follows:

	Successor
	Year	Year	Period from
	Ended	Ended	July 9 to
	December 31,	December 31,	December 31,
	2016	2015	2014
General and administrative expenses	$277	$—	$—

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2016, unrecognized compensation cost of $42 related to nonvested stock will be recognized over a weighted-average period of 1.87 years.

Genco Shipping & Trading — Predecessor Company

On July 12, 2005, the Company’s Board of Directors approved the Genco Shipping and Trading Limited 2005 Equity Incentive Plan (the “2005 GS&T Plan”).  The aggregate number of shares of common stock that were available for award under the 2005 GS&T Plan was 2,000,000 shares.  Additionally, on May 17, 2012, at the Company’s 2012 Annual Meeting of Shareholders, the Company’s shareholders approved the Genco Shipping and Trading Limited 2012 Equity Incentive Plan (the “2012 GS&T Plan”).  The aggregate number of shares of common stock that were available for award under the 2012 GS&T Plan was 3,000,000 shares.  Under these plans, the Company’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors could grant a variety of stock-based incentive awards to employees, directors and consultants who the compensation committee (or other committee or the Board of Directors) believes are key to the Company’s success.  Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, nonvested stock, unrestricted stock and performance shares.  Nonvested stock awards granted under the 2005 and 2012 GS&T Plans have a grant date price which represents the stock price on that date.  Under the Plan, on the Effective Date, any unvested shares under the 2005 and 2012 GS&T Plans were deemed vested automatically and Equity Warrants were issued.  Refer to “Successor Company Equity Warrant Agreement” section in Note 1 — General Information for further information. The vesting of these shares is included in the $2,403 of nonvested stock amortization expense recorded by the Predecessor Company during the period from January 1 to July 9, 2014 and is included in the table below.

Under the 2005 and 2012 GS&T Plans, grants of nonvested common stock to executives and employees vested ratably on each of the four anniversaries of the determined vesting date.  Grants of nonvested common stock issued under the 2005 and 2012 GS&T Plans to directors vested the earlier of the first anniversary of the grant date or the date of the next annual shareholders’ meeting, which were typically held during May.  Grants of nonvested common stock issued under the 2005 and 2012 GS&T Plans to the Company’s former Chairman, Peter C. Georgiopoulos, that were not granted as part of grants made to all directors, excluding the grants made on December 13, 2012, December 28, 2011 and December 21, 2010, vested ratably on each of the ten anniversaries of the vesting date.

The table below summarizes the Predecessor Company’s nonvested stock awards for the period from January 1 to July 9, 2014 under the 2005 and 2012 GS&T Plans:

Predecessor
Period from
January 1
to July 9,
2014
Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at January 1, 2014	880,465	$7.77
Granted	—	—
Vested	(880,465)	7.77
Forfeited	—	—

Outstanding at July 9, 2014	—	$—

The total fair value of shares that vested under the 2005 and 2012 GS&T Plans during the period from January 1 to July 9, 2014 was $691.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the period from January 1 to July 9, 2014, the Predecessor Company recognized nonvested stock amortization expense for the 2005 and 2012 GS&T Plans, which is included in General and administrative expenses, as follows:

Predecessor
Period from
January 1 to
July 9,
2014
General and administrative expenses	$2,403

Baltic Trading Limited

On March 3, 2010, Baltic Trading’s Board of Directors approved the Baltic Trading Limited 2010 Equity Incentive Plan (the “Baltic Trading Plan”).  On March 13, 2014, Baltic Trading’s Board of Directors approved an amendment to the Baltic Trading Plan that increased the aggregate number of shares of common stock available for awards from 2,000,000 to 6,000,000 shares.  Additionally, on April 9, 2014, at Baltic Trading’s 2014 Annual Meeting of Shareholders, Baltic Trading’s shareholders approved the amendment to the Baltic Trading Plan.  Under the Baltic Trading Plan, Baltic Trading’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to officers, directors, and executive, managerial, administrative and professional employees of and consultants to Baltic Trading or the Company whom the compensation committee (or other committee of the Board of Directors) believes are key to Baltic Trading’s success.  Awards may consist of restricted stock, restricted stock units, stock options, stock appreciation rights and other stock or cash-based awards.  Nonvested stock awards granted under the Baltic Trading Plan have a grant date price which represents the stock price on that date.

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

Grants of restricted stock that were issued to Peter C. Georgiopoulos, former Chairman of the Board of Baltic Trading, and John Wobensmith, President and former Chief Financial Officer of Baltic Trading, made in connection with Baltic Trading’s IPO vested ratably on each of the first four anniversaries of March 15, 2010.  Grants of restricted common stock to Baltic Trading’s directors made following Baltic Trading’s IPO (which exclude the foregoing grant to Mr. Georgiopoulos) vested the earlier of the first anniversary of the grant date or the date of Baltic Trading’s next annual shareholders’ meeting.  Grants of restricted stock made to executives and the Chairman of the Board not in connection with the Company’s IPO vested ratably on each of the first four anniversaries of the determined vesting date.

The following table presents a summary of Baltic Trading’s nonvested stock awards for the two years ended December 31, 2015 under the Baltic Trading Plan:

	Year Ended December 31,
	2015		2014
	Number		Number
	of Baltic	Weighted	of Baltic	Weighted
	Trading	Average	Trading	Average
	Common	Grant Date	Common	Grant Date
	Shares	Price	Shares	Price
Outstanding at January 1	1,941,844	$3.80	1,381,429	$6.03
Granted	—	—	1,086,345	2.61
Vested	(1,941,844)	3.80	(525,930)	7.21
Forfeited	—	—	—	—

Outstanding at December 31	—	$—	1,941,844	$3.80

The total fair value of shares that vested under the Baltic Trading Plan during the year ended December 31, 2015 and the period from July 9 to December 31, 2014 for the Successor Company was $2,913 and $1,168, respectively. The total fair value of shares that vested under the Baltic Trading Plan during the period from January 1 to July 9, 2014 was $1,143. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The Successor Company and the Predecessor Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in General and administrative expenses, as follows:

	Successor		Predecessor
	Year	Period From	Period From
	Ended	July 9 to	January 1 to
	December 31,	December 31,	July 9,
	2015	2014	2014
General and administrative expenses	$5,273	$1,551	$1,949

24 - LEGAL PROCEEDINGS

Refer to Note 1 — General Information for information concerning the Chapter 11 Cases.

On March 28, 2014, the Genco Auvergne was arrested due to a disputed claim with the charterer of one of the Company’s other vessels, namely the Genco Ardennes. In order for the Company to release the Genco Auvergne from its arrest, the Company entered into a cash collateralized $900 bank guarantee with Skandinaviska Enskilda Banken AB (the “SEB Bank Guarantee”) on April 3, 2014. The vessel has since been released from its arrest and the bank guarantee was released from escrow to the Company on June 22, 2015 after the arbitration related to this case was completed. The SEB Bank Guarantee resulted in additional indebtedness by the Company. As the Company was in default under the covenants of its 2007 Credit Facility due to the default on a scheduled debt amortization payment due on March 31, 2014, on April 3, 2014 the Company received a consent from the lenders under the 2007 Credit Facility to incur this additional indebtedness. Also, under the $253 Million Term Loan Facility for which the Genco Auvergne was collateralized at the time of the arrest, the Company was not to incur additional indebtedness related to its collateralized vessels under the facility. As such, the Company received a consent from the lenders under the $253 Million Term Loan Facility on April 3, 2014 in order to enter the SEB Bank Guarantee.

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

On September 29, 2016, plaintiffs filed a Notice of Appeal with the Supreme Court of the State of New York, County of New York, which recites their appeal of the Dismissal Decision, “including ... and as referenced in” the Dismissal Decision, the Preliminary Injunction Denial.

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

25 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS OF THE PREDECESSOR COMPANY

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

Consolidated Statement of Operations

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

	Predecessor			Predecessor
	Period from			Period from
	January 1 to			January 1 to
	July 9,			July 9,
	2014			2014
	As Reported	Adjustment		As Restated
Loss before reorganization items, net	$(96,795)	—		$(96,795)
Reorganization items, net	882,167	(1,797,807)	(a)	(915,640)

(Loss) income before income taxes	785,372	(1,797,807)		(1,012,435)
Income tax expense	(815)	—		(815)
Net (loss) income	784,557	(1,797,807)		(1,013,250)
Less: Net loss attributable to noncontrolling interest	(8,734)	(53,367)	(b)	(62,101)
Net (loss) income attributable to Genco Shipping & Trading Limited	$793,291	$(1,744,440)		$(951,149)

Net (loss) income per share-basic	$18.21	N/A		$(21.83)
Net (loss) income per share-diluted	$18.21	N/A		$(21.83)
Weighted average common shares outstanding-basic	43,568,942	N/A		43,568,942
Weighted average common shares outstanding-diluted	43,568,942	N/A		43,568,942
Dividends declared per share	$—	N/A		$—

(a)	The adjustment is the result of errors in the Company’s prior accounting for the following transactions associated with the application of fresh—start accounting:

Adjustment
Discharge of Predecessor equity (1)	$(829,974)
Issuance of Successor equity (2)	(1,133,900)
Recording of goodwill in fresh-start accounting (3)	166,067
Total	$(1,797,807)

(1)

The accounting consequences related to the discharge of Predecessor equity were previously reported as a component in the computation of “Reorganization items, net”. The adjustment is to exclude the accounting consequences related to the discharge of Predecessor equity from the computation of “Reorganization items, net”.

(2)

The accounting consequences related to the issuance of Successor equity were previously excluded as a component in the computation of “Reorganization items, net”. The adjustment is to include from the accounting consequences related to the issuance of Successor equity in the computation of “Reorganization items, net”.

(3)

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

Consolidated Statement of Comprehensive Loss

(U.S. Dollars in Thousands)

	Predecessor		Predecessor
	Period from		Period from
	January 1 to		January 1 to
	July 9,		July 9,
	2014		2014
	As Reported	Adjustment	As Restated
Net (loss) income	$784,557	$(1,797,807)	(1,013,250)

Change in unrealized (loss) gain on investments	(25,766)	—	(25,766)
Unrealized gain on cash flow hedges, net	2,401	—	2,401
Other comprehensive (loss) income	(23,365)	0	(23,365)

Comprehensive (loss) income	761,192	(1,797,807)	(1,036,615)
Less: Comprehensive loss attributable to noncontrolling interest	(8,734)	(53,367)	(62,101)
Comprehensive (loss) income attributable to Genco Shipping & Trading Limited	$769,926	$(1,744,440)	$(974,514)

In addition, the effect of correcting for these errors resulted in the restatement of:

•	The previously reported components of Reorganization items, net — see Note 20;

•	The following previously reported financial information included in the column “Debt Discharge and Equity Issuance” in the table “Fresh-Start Adjustments” in Note 1:

	Debt Discharge		Debt Discharge
	and Equity		and Equity
	Issuance		Issuance (a)
	(as reported)	Adjustment	(as restated)
Assets
Current assets:
Cash and cash equivalents	$87,526	$—	$87,526
Restricted cash	—	—	—
Due from charterers, net	—	—	—
Prepaid expenses and other current assets	—	—	—
Time charters acquired	—	—	—
Total current assets	87,526	—	87,526

Noncurrent assets:
Vessels, net	—	—	—
Deposits on vessels	—	—	—
Deferred drydock, net	—	—	—
Deferred financing costs, net	(11,893)	—	(11,893)
Fixed assets, net	—	—	—
Other noncurrent assets	—	—	—
Restricted cash	—	—	—
Investments	—	—	—
Goodwill	—	—	—
Total noncurrent assets	(11,893)	—	(11,893)

Total assets	$75,633	$—	$75,633

Liabilities and Equity
Current liabilities not subject to compromise:
Accounts payable and accrued expenses	$(1,086)	$—	$(1,086)
Current portion of long-term debt	—	—	—
Deferred revenue	—	—	—
Time charters acquired	—	—	—
Total current liabilities not subject to compromise	(1,086)	—	(1,086)

Noncurrent liabilities not subject to compromise:
Long-term lease obligations	—	—	—
Long-term debt	—	—	—
Total noncurrent liabilities not subject to compromises	—	—	—

Total liabilities subject to compromise	(1,194,687)	—	(1,194,687)

Total liabilities	(1,195,773)	—	(1,195,773)

Equity:
Genco Shipping & Trading Limited shareholders’ equity:
Predecessor Common stock	(445)	—	(445)
Predecessor Additional paid-in capital	(849,130)	—	(849,130)
Successor Common stock	603	—	603
Successor Additional paid-in capital	1,232,397	—	1,232,397
Accumulated other comprehensive income	4,574	(34,931)	(30,357)
Retained (deficit) earnings	936,774	(18,436)	918,338
Total Genco Shipping & Trading Limited shareholders’ equity	1,324,773	(53,367)	1,271,406
Noncontrolling interest	(53,367)	53,367	—
Total equity	1,271,406	—	1,271,406

Total liabilities and equity	$75,633	$—	$75,633

•	The following previously reported financial information included in the column “Revaluation of Assets and Liabilities” in the table “Fresh-Start Adjustments” in Note 1:

	Revaluation of		Revaluation of
	Assets and		Assets and
	Liabilities		Liabilities
	(as reported)	Adjustment	(as restated)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—
Restricted cash	—	—	—
Due from charterers, net	—	—	—
Prepaid expenses and other current assets	(41)	—	(41)
Time charters acquired	450	—	450
Total current assets	409	—	409

Noncurrent assets:
Vessels, net	(1,065,882)	—	(1,065,882)
Deposits on vessels	2,317	—	2,317
Deferred drydock, net	(16,396)	—	(16,396)
Deferred financing costs, net	—	—	—
Fixed assets, net	(3,443)	—	(3,443)
Other noncurrent assets	—	—	—
Restricted cash	—	—	—
Investments	—	—	—
Goodwill	166,067	—	166,067
Total noncurrent assets	(917,337)	—	(917,337)

Total assets	$(916,928)	$—	$(916,928)

Liabilities and Equity
Current liabilities not subject to compromise:
Accounts payable and accrued expenses	$—	$—	$—
Current portion of long-term debt	—	—	—
Deferred revenue	—	—	—
Time charters acquired	(16)	—	(16)
Total current liabilities not subject to compromise	(16)	—	(16)

Noncurrent liabilities not subject to compromise:
Long-term lease obligations	(2,670)	—	(2,670)
Long-term debt	—	—	—
Total noncurrent liabilities not subject to compromises	(2,670)	—	(2,670)

Total liabilities subject to compromise	—	—	—

Total liabilities	(2,686)	—	(2,686)

Equity:
Genco Shipping & Trading Limited shareholders’ equity:	—	—	—
Predecessor Common stock	—	—	—
Predecessor Additional paid-in capital	—	—	—
Successor Common stock	—	—	—
Successor Additional paid-in capital	—	—	—
Accumulated other comprehensive income	(34,931)	34,931	—
Retained (deficit) earnings	(879,311)	18,436	(860,875)
Total Genco Shipping & Trading Limited shareholders’ equity	(914,242)	53,367	(860,875)
Noncontrolling interest	—	(53,367)	(53,367)
Total equity	(914,242)	—	(914,242)

Total liabilities and equity	$(916,928)	$—	$(916,928)

26 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS OF THE SUCCESSOR COMPANY

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

The Company determined its previously issued consolidated financial statements for the year ended December 31, 2014 should be restated to correct for this error. The effect of correcting for this error resulted in: 1) a decrease in previously reported net loss attributable to GS&T and an increase in previously reported Net loss attributable to noncontrolling interest for the period from July 9, 2014 to December 31, 2014 by the same amount; and 2) an increase in GS&T’s equity attributable to its shareholders and a decrease in the Noncontrolling interest in the Consolidated Balance Sheet as of December 31, 2014 by the same amount. The effect of correcting these errors is summarized as follows:

•

For the period from July 9, 2014 to December 31, 2014, the previously reported Net loss attributable to GS&T decreased by $21,823 to $182,294 from $204,117 as a result of the restatement. This also resulted in a change in Net loss per share from $3.38 to $3.02, or $30.20 on a post-reverse stock split basis, as a result of the restatement. After the restatement, the Net loss attributable to noncontrolling interest for the period from July 9, 2014 to December 31, 2014 increased by $21,823 to $31,064 from $9,241. The Company’s consolidated Net loss for the period from July 9, 2014 to December 31, 2014 was unchanged at $213,358.

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

27 - UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.  On July 7, 2016, the Company completed a one-for-ten reverse stock split of its common stock which is reflected in the quarterly information provided below.  In the third quarter of 2015, the Successor Company had a material impairment of investment of $32,536.  See Note 2 – Summary of Significant Accounting Policies for additional information.  As a result, all share and per share information included for all periods presented reflect the reverse stock split.  Refer to Note 7 — Net Loss per Common Share and Note 23 — Stock-Based Compensation.

	2016
	Successor
	Quarter Ended (2)
(In thousands, except share and per share amounts)	March 31,	June 30,	September 30,	December 31,

Voyage Revenues	$20,131	$31,460	$37,871	$43,785
Operating loss	(46,960)	(100,766)	(20,115)	(18,634)

Net loss	(54,483)	(110,653)	(27,514)	(25,104)
Net loss attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Genco Shipping & Trading Limited	(54,483)	(110,653)	(27,514)	(25,104)

Net loss per share - basic (1)	$(7.55)	$(15.32)	$(3.80)	$(3.43)
Net loss per share - diluted (1)	$(7.55)	$(15.32)	$(3.80)	$(3.43)
Weighted average common shares outstanding - basic	7,218,795	7,221,735	7,245,268	7,318,452
Weighted average common shares outstanding - diluted	7,218,795	7,221,735	7,245,268	7,318,452

	2015
	Successor
	Quarter Ended (2)
(In thousands, except share and per share amounts)	March 31,	June 30,	September 30,	December 31,

Voyage Revenues	$33,609	$33,772	$49,167	$34,236
Operating loss	(73,763)	(46,194)	(35,294)	(37,616)

Net loss	(79,115)	(51,952)	(73,803)	(49,498)
Net loss attributable to noncontrolling interest	(40,673)	(11,620)	(7,178)	—
Net loss attributable to Genco Shipping & Trading Limited	(38,442)	(40,332)	(66,625)	(49,498)

Net loss per share - basic (1)	$(6.36)	$(6.67)	$(9.54)	$(6.86)
Net loss per share - diluted (1)	$(6.36)	$(6.67)	$(9.54)	$(6.86)
Weighted average common shares outstanding - basic	6,043,078	6,048,719	6,982,434	7,217,404
Weighted average common shares outstanding - diluted	6,043,078	6,048,719	6,982,434	7,217,404

(1)	Amounts may not total to annual loss because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

(2)	Amounts may not total to annual amountsfor the years ended December 31, 2016 and 2015 as reported in the Consolidated Statements of Operations due to rounding.

28 - SUBSEQUENT EVENTS

On March 23, 2017, the Company entered into a letter agreement with John C. Wobensmith to amend his employment agreement with the Company dated September 21, 2007, as amended (the “Employment Agreement”).  Mr. Wobensmith is the Company’s President and Secretary and was granted the additional title of Chief Executive Officer pursuant to the letter agreement.  The letter agreement provides for an increase in base salary and a cash bonus of $600 for 2016.  Additionally, pursuant to the letter agreement, the Company’s Board of Directors awarded Mr. Wobensmith a grant of 292,398 RSUs and options to purchase 133,000 shares with an exercise price of $11.13 per share.  Restrictions on the awards will lapse ratably in one-third increments on the first three anniversaries of October 15, 2016.

Additionally, on March 23, 2017, the Board of Directors approved an amendment and restatement of the 2015 Plan.  This amendment and restatement increases the number of shares available for awards under the plan from 400,000 to 2,750,000, subject to shareholder approval; sets the annual limit for awards to non-employee directors and other individuals as 500,000 and 1,000,000 shares, respectively; and modifies the change in control definition.

During January 2017, the Board of Directors unanimously approved selling the Genco Carrier, a 1998-built Handymax vessel, and on January 25, 2017, the Company reached an agreement to sell the Genco Carrier to a third party for $3,560 less a $92 broker commission payable to a third party.  The sale was completed on February 16, 2017.

During January 2017, the Board of Directors unanimously approved selling the Genco Reliance, a 1999-built Handysize vessel, and on January 12, 2017, the Company reached an agreement to sell the Genco Reliance to a third party for $3,500 less a 3.5% broker commission payable to a third party.  The sale was completed on February 9, 2017.

On January 4, 2017, the Company’s shareholders approved at a Special Meeting of Shareholders the issuance of up to 27,061,856 shares of common stock of the Company upon the conversion of shares of the Series A Preferred Stock, par value $0.01 per share.  As a result of shareholder approval, all outstanding 27,061,856 shares of Series A Preferred Stock were automatically and mandatorily converted into 27,061,856 shares of common stock of the Company on January 4, 2017.  Refer to Note 1 — General Information.

On December 19, 2016, the Board of Directors unanimously approved selling the Genco Prosperity, a 1997-built Handymax vessel, and the Genco Wisdom, a 1997-built Handymax vessel.  On December 21, 2016, the Company reached an agreement to sell the Genco Prosperity to a third party for $3,050 less a 3.5% broker commission payable to a third party.  The sale is expected to be completed by June 15, 2017.  On December 21, 2016, the Company reached an agreement to sell the Genco Wisdom to a third party for $3,250 less a 3.5% broker commission payable to a third party.  The sale was completed on January 9, 2017.   The vessel assets for the Genco Wisdom and Genco Prosperity have been classified as held for sale in the Consolidated Balance Sheet as of December 31, 2016.  Refer to Note 5 — Vessel Acquisitions and Dispositions.

On December 5, 2016, the Board of Directors unanimously approved selling the Genco Success, a 1997-built Handymax vessel, and on December 15, 2016, the Company reached an agreement to sell the Genco Success to a third party for $2,800 less a 3.0% broker commission payable to a third party.  The sale was completed on March 19, 2017.  The vessel assets for the Genco Success have been classified held for sale in the Consolidated Balance Sheet as of December 31, 2016.  Refer to Note 5 — Vessel Acquisitions and Dispositions.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in  Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Report. Based upon that evaluation, our President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2016.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls over financial reporting (as such term defined in Rules 13a‑15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The following information is being provided in this Item 9B in lieu of being provided on a Current Report on Form 8-K under Item 5.02:

On March 23, 2017, the Company entered into a letter agreement with John C. Wobensmith to amend his employment agreement with the Company dated September 21, 2007, as amended to date (the “Employment Agreement”). Mr. Wobensmith is the Company's President and Secretary and was also named Chief Executive Officer under the letter agreement. The letter agreement provides for a base salary at a rate of $650,000 per year, a cash bonus of $600,000 for 2016, replacement of the 280G excise tax “gross up” provision with a “best net benefit” provision, removal of equity award value from severance payments, and changes to the non-competition and change of control provisions. Under the letter agreement, our Board of Directors awarded Mr. Wobensmith a grant of 292,398 restricted stock units (“RSUs”) and options to purchase 133,000 shares with an exercise price of $11.13 per share. Restrictions on the awards lapse in one-third increments on the first three anniversaries of October 15, 2016 or in full upon a change of control. The RSUs settle only in cash unless our 2015 Equity Incentive Plan (the “2015 Plan”) is amended to increase the number of available shares by March 23, 2018.

Also on March 23, 2017, our Board of Directors approved an amendment and restatement of the 2015 Plan. Our named executive officers as set forth in our Proxy Statement for our 2016 Annual Meeting of Shareholders filed on Schedule 14A on April 27, 2016, as well as Arthur L. Regan, our Interim Executive Chairman of the Board, participate in the 2015 Plan. The amendment and restatement increases the number of shares available for awards under the plan from 400,000 to 2,750,000, subject to shareholder approval; sets the annual limit for awards to nonemployee directors and other individuals as 500,000 and 1,000,000 shares, respectively; and modifies the change in control definition.

A copy of the foregoing letter agreement, RSU agreement, option grant, and amended and restatement of the 2015 Plan are attached as Exhibits 10.56, 10.57, 10.58, and 10.31 to this report and are incorporated herein by reference to such exhibits. The foregoing descriptions of such agreements and the amendment and restatement do not purport to be complete and are qualified in their entirety by reference to such exhibits.

Our general and administrative expenses for 2016 increased to $24.5 million from the $23.9 million set forth in our earnings release furnished with our Current Report on Form 8-K dated March 1, 2017 as a result of the bonus described above. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report further details.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is incorporated by reference to the text under the headings “Election of Directors” and “Management” set forth in our Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016 (the “2016 Proxy Statement”)  Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is incorporated by reference to the text set forth in the 2017 Proxy Statement under the heading “Corporate Governance”.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.gencoshipping.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers and information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions is incorporated by reference to the text set forth in the 2017 Proxy Statement under the headings “Management” and “Compensation Committee’s Report on Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of our common stock by certain persons is incorporated by reference to the text set forth in the 2017 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain of our transactions and director independence is incorporated by reference to the text set forth in the 2017 Proxy Statement under the heading “Certain Relationships and Related Transactions “ and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is incorporated by reference to the text set forth in the 2017 Proxy Statement under the heading “Ratification of Appointment of Independent Auditors.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

The Exhibit Index attached to this report is incorporated into this Item 15 by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2017.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ John C. Wobensmith
	Name:	John C. Wobensmith
	Title:	President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on March 28, 2017.

SIGNATURE	TITLE

/s/ John C. Wobensmith	PRESIDENT
John C. Wobensmith	(PRINCIPAL EXECUTIVE OFFICER)

/s/ Apostolos Zafolias	CHIEF FINANCIAL OFFICER
Apostolos Zafolias	(PRINCIPAL FINANCIAL OFFICER)

/s/ Joseph Adamo	CHIEF ACCOUNTING OFFICER
Joseph Adamo	(PRINCIPAL ACCOUNTING OFFICER)

/s/ Arthur L. Regan	INTERIM EXECUTIVE CHAIRMAN OF THE BOARD AND DIRECTOR
Arthur L. Regan

/s/ John Brantl	DIRECTOR
John Brantl

/s/ Eugene I. Davis	DIRECTOR
Eugene I. Davis

/s/ James G. Dolphin	DIRECTOR
James G. Dolphin

/s/ Kevin Mahony	DIRECTOR
Kevin Mahony

/s/ Christoph Majeske	DIRECTOR
Christoph Majeske

/s/ Basil G. Mavroleon	DIRECTOR
Basil G. Mavroleon

/s/ Jason Sheir	DIRECTOR
Jason Scheir

/s/ Bao D. Truong	DIRECTOR
Bao D. Truong

EXHIBIT INDEX

Exhibit	Document

2.1	Confirmation Order, dated July 2, 2014.(1)

2.2	First Amended Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code.(1)

2.3	Agreement and Plan of Merger, dated as of April 7, 2015, by and among Genco Shipping & Trading Limited, Poseidon Merger Sub Limited and Baltic Trading Limited.(2)

2.4	Stock Purchase Agreement, dated as of April 7, 2015, by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(2)

2.5	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 10, 2015, by and among Genco Shipping & Trading Limited, Poseidon Merger Sub Limited and Baltic Trading Limited.(3)

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(4)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(5)

3.3	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(6)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(7)

3.5	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(8)

3.6	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(4)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(4)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(4)

10.1	Management Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(9)

10.2	Amendment No. 2 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of April 3, 2013.(10)

10.3	Amendment No. 3 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of August 21, 2013.(11)

10.4	Omnibus Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(9)

10.5	Letter Agreement dated September 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith.(12)

Exhibit	Document

10.6	Letter Agreement dated June 23, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(13)

10.7	Warrant Agreement, dated as of July 9, 2014, between Genco Shipping & Trading Limited and Computershare Inc., as Warrant Agent.(4)

10.8	Genco Shipping & Trading Limited 2014 Management Incentive Plan.(14)

10.9	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(15)

10.10	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(15)

10.11	Warrant Certificate No. W-1 dated as of August 7, 2014 and issued to Peter C. Georgiopoulos.(15)

10.12	Warrant Certificate No. W-2 dated as of August 7, 2014 and issued to Peter C. Georgiopoulos.(15)

10.13	Warrant Certificate No. W-3 dated as of August 7, 2014 and issued to Peter C. Georgiopoulos.(15)

10.14	Warrant Certificate No. W-4 dated as of August 7, 2014 and issued to John C. Wobensmith.(15)

10.15	Warrant Certificate No. W-5 dated as of August 7, 2014 and issued to John C. Wobensmith.(15)

10.16	Warrant Certificate No. W-6 dated as of August 7, 2014 and issued to John C. Wobensmith.(15)

10.17	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and Apostolos Zafolias.(16)

10.18	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and Joseph Adamo.(16)

10.19	Warrant Certificate No. W-22 dated as of August 7, 2014 and issued to Apostolos Zafolias.(16)

10.20	Warrant Certificate No. W-23 dated as of August 7, 2014 and issued to Apostolos Zafolias.(16)

10.21	Warrant Certificate No. W-24 dated as of August 7, 2014 and issued to Apostolos Zafolias.(16)

10.23	Warrant Certificate No. W-31 dated as of August 7, 2014 and issued to Joseph Adamo.(16)

10.24	Warrant Certificate No. W-32 dated as of August 7, 2014 and issued to Joseph Adamo.(16)

10.25	Warrant Certificate No. W-33 dated as of August 7, 2014 and issued to Joseph Adamo.(16)

10.26

US$16,800,000 Secured Loan Agreement dated as of October 8, 2004 by and among Baltic Hornet Limited (as Borrower), ABN AMRO Capital USA LLC and others (as Lenders), ABN AMRO Capital USA LLC (as MLA, Agent, and Security Agent), ABN AMRO Bank N.V. Singapore Branch (as Sinosure Agent), and ABN AMRO Bank N.V. (as Swap Provider).(17)

10.27	Guarantee and Indemnity dated as of October 8, 2004 by Baltic Trading Limited in favor of ABN AMRO Capital USA LLC in respect of the loan to Baltic Hornet Limited.(17)

Exhibit	Document
10.28

US$16,800,000 Secured Loan Agreement dated as of October 8, 2004 by and among Baltic Wasp Limited (as Borrower), ABN AMRO Capital USA LLC and others (as Lenders), ABN AMRO Capital USA LLC (as MLA, Agent, and Security Agent), ABN AMRO Bank N.V. Singapore Branch (as Sinosure Agent), and ABN AMRO Bank N.V. (as Swap Provider).(17)

10.29	Guarantee and Indemnity dated as of October 8, 2004 by Baltic Trading Limited in favor of ABN AMRO Capital USA LLC in respect of the loan to Baltic Wasp Limited.(17)

10.30	Letter Agreement dated April 30, 2015 between Genco Shipping & Trading Limited and John C. Wobensmith.(18)

10.31	Genco Shipping & Trading Limited Amended and Restated 2015 Equity Incentive Plan.(*)

10.32

Supplemental Agreement dated as of July 14, 2015 to $16,800,000 Secured Loan Facility Agreement dated October 8, 2014, by and among Baltic Hornet Limited as Borrower, ABN AMRO Capital USA LLC and others as Lenders, ABN AMRO Capital USA LLC as Mandated Lead Arranger, Agent and Security Agent, ABN AMRO Bank N.V. Singapore Branch as Sinosure Agent, ABN AMRO Bank N.V. as Swap Provider, Baltic Trading Limited as Guarantor, Genco Shipping & Trading Limited as New Guarantor, Baltic Trading Limited as Pledgor and Baltic Wasp Limited as Other Borrower.(19)

10.33

Supplemental Agreement dated as of July 14, 2015 to $16,800,000 Secured Loan Facility Agreement, dated October 8, 2014, by and among Baltic Wasp Limited as Borrower, ABN AMRO Capital USA LLC and others as Lenders, ABN AMRO Capital USA LLC as Mandated Lead Arranger, Agent and Security Agent, ABN AMRO Bank N.V. Singapore Branch as Sinosure Agent, ABN AMRO Bank N.V. as Swap Provider, Baltic Trading Limited as Guarantor, Genco Shipping & Trading Limited as New Guarantor, Baltic Trading Limited as Pledgor and Baltic Hornet Limited as Other Borrower.(19)

10.34	Guarantee and Indemnity dated July 17, 2015 by Genco Shipping & Trading Limited in favor of ABN AMRO Capital USA LLC pertaining to Baltic Hornet Limited.(19)

10.35	Guarantee and Indemnity dated July 17, 2015 by Genco Shipping & Trading Limited in favor of ABN AMRO Capital USA LLC pertaining to Baltic Wasp Limited.(19)

10.36	Termination Agreement by and among Genco Shipping & Trading Limited, Genco Investments LLC, and Baltic Trading Limited.(19)

10.37	Form of Director Restricted Stock Unit Agreement dated as of July 13, 2015.(20)

10.38	Form of Director Restricted Stock Unit Agreement dated as of July 29, 2015.(20)

10.39

Facility Agreement, dated November 4, 2015, by and among the indirect subsidiaries of Genco Shipping & Trading Limited listed therein as borrowers, Genco Holdings Limited, the financial institutions listed therein as lenders, and Hayfin Services LLP, as agent and security agent.(20)

10.40	Guarantee dated as of November 4, 2015 by Genco Shipping & Trading Limited as guarantor to Hayfin Services LLP as Security Agent.(20)

10.41	Restricted Stock Grant Agreement dated as of February 17, 2016 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(21)

10.42	Restricted Stock Grant Agreement dated as of February 17, 2016 between Genco Shipping & Trading Limited and John C. Wobensmith.(21)

Exhibit	Document
10.43	Purchase Agreement, dated as of October 4, 2016, by and among Genco Shipping & Trading Limited and funds or related entities managed by Centerbridge Partners, L.P. or its affiliates.(22)

10.44	Purchase Agreement, dated as of October 4, 2016, by and among Genco Shipping & Trading Limited and funds or related entities managed by Strategic Value Partners, LLC or its affiliates.(22)

10.45	Purchase Agreement, dated as of October 4, 2016, by and among Genco Shipping & Trading Limited and funds managed by affiliates of Apollo Global Management, LLC.(22)

10.46	Separation Agreement, dated as of October 13, 2016, by and between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(22)

10.47	Release Agreement, dated as of October 13, 2016, by and between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(22)

10.48	Purchase Agreement, dated as of October 27, 2016, by and between Genco Shipping & Trading Limited and the parties listed as Investors therein.(22)

10.49	Escrow Agreement, dated as of October 27, 2016, by and between Genco Shipping & Trading Limited and Wilmington Trust, National Association.(22)

10.50

Senior Secured Term Loan Facility, dated November 10, 2016, by and among Genco Shipping & Trading Limited, Nordea Bank Finland plc, New York Branch, as administrative agent, Skandinaviska Enskilda Banken AB (publ), DVB Bank SE, ABN AMRO Capital USA LLC, Crédit Agricole Corporate and Investment Bank, Deutsche Bank AG Filiale Deutschlandgeschäft, Crédit Industriel et Commercial, BNP Paribas, and Nordea Bank Finland plc, New York Branch, as bookrunners and lead arrangers, in an aggregate principal amount of up to $400,000,000 (the “New $400 Million Facility”)(*)

10.51

Second Supplemental Agreement dated as of July 14, 2015 to $16,800,000 Secured Loan Facility Agreement dated October 8, 2014, by and among Baltic Hornet Limited as Borrower, ABN AMRO Capital USA LLC and others as Lenders, ABN AMRO Capital USA LLC as Mandated Lead Arranger, Agent and Security Agent, ABN AMRO Bank N.V. Singapore Branch as Sinosure Agent, ABN AMRO Bank N.V. as Swap Provider, Baltic Trading Limited as Guarantor A, Genco Shipping & Trading Limited as GuarantorB , Baltic Trading Limited as Pledgor and Baltic Wasp Limited as Other Borrower.(*)

10.52

Second Supplemental Agreement dated as of July 14, 2015 to $16,800,000 Secured Loan Facility Agreement, dated October 8, 2014, by and among Baltic Wasp Limited as Borrower, ABN AMRO Capital USA LLC and others as Lenders, ABN AMRO Capital USA LLC as Mandated Lead Arranger, Agent and Security Agent, ABN AMRO Bank N.V. Singapore Branch as Sinosure Agent, ABN AMRO Bank N.V. as Swap Provider, Baltic Trading Limited as Guarantor A, Genco Shipping & Trading Limited as Guarantor B, Baltic Trading Limited as Pledgor and Baltic Hornet Limited as Other Borrower.(*)

10.53

Amending and Restating Agreement, dated November 15, 2016, by and among Genco Shipping & Trading Limited, the borrowers and financial institutions listed therein, Genco Holdings Limited,  and Hayfin Services LLP, as agent and security agent.(*)

10.54	Registration Rights Agreement, dated November 15, 2016, by and among Genco Shipping & Trading Limited and the parties identified as holders therein.(*)

10.55	Amended and Restated Registration Rights Agreement, dated November 15, 2016, by and among Genco Shipping & Trading Limited and the parties identified as holders therein.(*)

Exhibit	Document
10.56	Letter Agreement dated March 23, 2017 between Genco Shipping & Trading Limited and John C. Wobensmith.(*)

10.57	Restricted Stock Unit Agreement dated March 23, 2017 between Genco Shipping & Trading Limited and John C. Wobensmith.(*)

10.58	Option Grant to John C. Wobensmith dated March 23, 2017.(*)

21.1	Subsidiaries of Genco Shipping & Trading Limited.(*)

23.1	Consent of Independent Registered Public Accounting Firm.(*)

31.1	Certification of President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.(*)

(*)   Filed herewith.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2015.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2017.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2016.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(10)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2013.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 8, 2013.

(12)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2007.

(13)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2014.

(14)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 7, 2014.

(15)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 17, 2014.

(16)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2014.

(17)

Incorporated by reference to Baltic Trading Limited’s Report Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed with the Securities and Exchange Commission on November 10, 2014.

(18)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2015.

(19)

Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on August 10, 2015.

(20)

Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on November 13, 2015.

(21)

Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed with the Securities and Exchange Commission on May 10, 2016.

(22)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 4, 2016.