Form 10-Q
period 2017-03-31
GENCO SHIPPING & TRADING LTD
filed 2017-05-11
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 11, 2017: Common stock, $0.01 per share — 34,416,305 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	March 31,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$138,873	$133,400
Restricted cash	7,871	8,242
Due from charterers, net of a reserve of $304 and $283, respectively	9,060	10,373
Prepaid expenses and other current assets	16,233	15,750
Vessels held for sale	1,614	4,840
Total current assets	173,651	172,605

Noncurrent assets:
Vessels, net of accumulated depreciation of $179,759 and $163,053, respectively	1,335,067	1,354,760
Deferred drydock, net of accumulated amortization of $7,083 and $6,340 respectively	14,066	12,637
Fixed assets, net of accumulated depreciation and amortization of $827 and $759, respectively	982	1,018
Other noncurrent assets	514	514
Restricted cash	27,151	27,426
Total noncurrent assets	1,377,780	1,396,355

Total assets	$1,551,431	$1,568,960

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$18,742	$22,885
Current portion of long-term debt	7,076	4,576
Deferred revenue	1,516	1,488
Total current liabilities:	27,334	28,949

Noncurrent liabilities:
Long-term lease obligations	2,048	1,868
Long-term debt, net of deferred financing costs of $10,784 and $11,357, respectively	507,239	508,444
Total noncurrent liabilities	509,287	510,312

Total liabilities	536,621	539,261

Commitments and contingencies

Equity:
Series A Preferred Stock, par value $0.01; aggregate liquidation preference of $0 and $120,789 at March 31, 2017 and December 31, 2016, respectively	—	120,789
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding 34,416,305 and 7,354,449 shares at March 31, 2017 and December 31, 2016, respectively	344	74
Additional paid-in capital	1,625,014	1,503,784
Retained deficit	(610,548)	(594,948)
Total equity	1,014,810	1,029,699
Total liabilities and equity	$1,551,431	$1,568,960

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Revenues:
Voyage revenues	$38,249	$20,131
Service revenues	—	811

Total revenues	38,249	20,942

Operating expenses:
Voyage expenses	3,241	3,896
Vessel operating expenses	24,884	29,127
General and administrative expenses (inclusive of nonvested stock amortization expense of $711 and $5,486, respectively)	4,909	10,569
Technical management fees	1,981	2,286
Depreciation and amortization	18,173	20,339
Impairment of vessel assets	—	1,685
Gain on sale of vessels	(6,369)	—

Total operating expenses	46,819	67,902

Operating loss	(8,570)	(46,960)

Other (expense) income:
Other expense	(65)	(125)
Interest income	173	62
Interest expense	(7,138)	(7,113)

Other expense	(7,030)	(7,176)

Loss before reorganization items, net	(15,600)	(54,136)
Reorganization items, net	—	(94)

Loss before income taxes	(15,600)	(54,230)
Income tax expense	—	(253)

Net loss	$(15,600)	$(54,483)

Net loss per share-basic	$(0.47)	$(7.55)
Net loss per share-diluted	$(0.47)	$(7.55)
Weighted average common shares outstanding-basic	33,495,738	7,218,795
Weighted average common shares outstanding-diluted	33,495,738	7,218,795

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Loss

For the Three Months Ended March 31, 2017 and 2016

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Net loss	$(15,600)	$(54,483)

Other comprehensive income	—	859

Comprehensive loss	$(15,600)	$(53,624)

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2017 and 2016

(U.S. Dollars in Thousands)

(Unaudited)

				Accumulated
				Other
	Series A		Additional	Comprehensive
	Preferred	Common	Paid-in	Income	Retained
	Stock	Stock	Capital	(Loss)	Deficit	Total Equity
Balance — January 1, 2017	$120,789	$74	$1,503,784	$—	$(594,948)	$1,029,699

Net loss					(15,600)	(15,600)

Conversion of 27,061,856 shares of Series A Preferred Stock	(120,789)	270	120,519			—

Nonvested stock amortization			711			711

Balance — March 31, 2017	$—	$344	$1,625,014	$—	$(610,548)	$1,014,810

				Accumulated
				Other
	Series A		Additional	Comprehensive
	Preferred	Common	Paid-in	Income	Retained
	Stock	Stock	Capital	(Loss)	Deficit	Total Equity
Balance — January 1, 2016	$—	$73	$1,483,105	$(21)	$(377,191)	$1,105,966

Net loss					(54,483)	(54,483)

Other comprehensive income				859		859

Issuance of 61,244 shares of nonvested stock		1	(1)			—

Issuance of 3,138 shares of vested RSUs		—	—			—

Nonvested stock amortization			5,486			5,486

Balance - March 31, 2016	$—	$74	$1,488,590	$838	$(431,674)	$1,057,828

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,600)	$(54,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,173	20,339
Amortization of deferred financing costs	573	729
PIK interest, net	1,503	—
Amortization of nonvested stock compensation expense	711	5,486
Impairment of vessel assets	—	1,685
Gain on sale of vessels	(6,369)	—
Realized loss on sale of investment	—	73
Change in assets and liabilities:
Decrease in due from charterers	1,313	2,213
(Increase) decrease in prepaid expenses and other current assets	(483)	811
Decrease in accounts payable and accrued expenses	(3,184)	(4,154)
Increase (decrease) in deferred revenue	28	(152)
Increase in lease obligations	180	180
Deferred drydock costs incurred	(2,828)	(31)
Net cash used in operating activities	(5,983)	(27,304)

Cash flows from investing activities:
Purchase of vessels, including deposits	(35)	(279)
Purchase of other fixed assets	(21)	(191)
Net proceeds from sale of vessels	12,597	—
Sale of AFS securities	—	859
Changes in deposits of restricted cash	646	—
Net cash provided by investing activities	13,187	389

Cash flows from financing activities:
Repayments on the $400 Million Credit Facility	(100)	—
Repayments on the $100 Million Term Loan Facility	—	(1,923)
Repayments on the $253 Million Term Loan Facility	—	(10,150)
Repayments on the 2015 Revolving Credit Facility	—	(1,641)
Repayments on the $44 Million Term Loan Facility	—	(687)
Repayments on the $148 Million Credit Facility	—	(2,997)
Repayments on the $22 Million Term Loan Facility	—	(375)
Repayments on the 2014 Term Loan Facilities	(681)	(681)
Cash settlement of non-accredited Note holders	—	(101)
Payment of Series A Preferred Stock issuance costs	(950)	—
Net cash used in financing activities	(1,731)	(18,555)

Net increase (decrease) in cash and cash equivalents	5,473	(45,470)

Cash and cash equivalents at beginning of period	133,400	121,074
Cash and cash equivalents at end of period	$138,873	$75,604

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands, and as of March 31, 2017, is the direct or indirect owner of all of the outstanding shares or limited liability company interests of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; Baltic Trading Limited; and the ship-owning subsidiaries as set forth below under “Other General Information.”  As of March 31, 2017, Genco Ship Management LLC is the sole owner of all of the outstanding limited liability company interests of Genco Management (USA) LLC.

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

On July 7, 2016, the Company completed a one-for-ten reverse stock split of its common stock.  As a result, all share and per share information included for all periods presented in these condensed consolidated financial statements reflect the reverse stock split.  Refer to Note 6 — Net Loss per Common Share and Note 17 — Stock-Based Compensation.

On October 13, 2016, Peter C. Georgiopoulos resigned as Chairman of the Board and a director of the Company.  The Board of Directors appointed Arthur L. Regan, a current director of the Company, as Interim Executive Chairman of the Board.  In connection with his departure, Mr. Georgiopoulos entered into a Separation Agreement and a Release Agreement with the Company on October 13, 2016.  Under the terms of these agreements, subject to customary conditions, Mr. Georgiopoulos received an amount equal to the annual Chairman’s fee awarded to him in recent years of $500 as a severance payment and full vesting of his unvested equity awards, which consisted of grants of 68,581 restricted shares of the Company’s common stock and warrants exercisable for approximately 213,937 shares of the Company’s common stock with an exercise price per share ranging $259.10 to $341.90.  Refer to Note 17 — Stock-Based Compensation.  The agreements also contain customary provisions pertaining to confidential information, releases of claims by Mr. Georgiopoulos, and other restrictive covenants.

On November 15, 2016, pursuant to the Purchase Agreements (as defined in Note 8 — Debt), the Company completed the private placement of 27,061,856 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) which included 25,773,196 shares at a price per share of $4.85 and an additional 1,288,660 shares issued as a commitment fee on a pro rata basis.  The Company received net proceeds of $120,789 after deducting placement agents’ fees and expenses.  On January 4, 2017, the Company’s shareholders approved at a Special Meeting of Shareholders the issuance of up to 27,061,856 shares of common stock of the Company upon the conversion of shares of the Series A Preferred Stock, par value $0.01 per share, which were purchased by certain investors in a private placement (the “Conversion Proposal”).  As a result of shareholder approval of the Conversion Proposal, all outstanding 27,061,856 shares of Series A Preferred Stock were automatically and mandatorily converted into 27,061,856 shares of common stock of the Company on January 4, 2017.

Other General Information

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of March 31, 2017:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date		Year Built

Genco Vigour Limited	Genco Vigour	73,941	12/15/04		1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04		1999
Genco Progress Limited	Genco Progress	29,952	1/12/05		1999
Genco Beauty Limited	Genco Beauty	73,941	2/7/05		1999
Genco Knight Limited	Genco Knight	73,941	2/16/05		1999
Genco Prosperity Limited	Genco Prosperity	47,180	4/4/05		1997
Genco Muse Limited	Genco Muse	48,913	10/14/05		2001
Genco Surprise Limited	Genco Surprise	72,495	11/17/06		1998
Genco Augustus Limited	Genco Augustus	180,151	8/17/07		2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07		2007
Genco London Limited	Genco London	177,833	9/28/07		2007
Genco Titus Limited	Genco Titus	177,729	11/15/07		2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07		2003
Genco Charger Limited	Genco Charger	28,398	12/14/07		2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07		2005
Genco Predator Limited	Genco Predator	55,407	12/20/07		2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07		2007
Genco Champion Limited	Genco Champion	28,445	1/2/08		2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08		2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08		2007
Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08		2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08		2007
Genco Hadrian Limited	Genco Hadrian	169,694	12/29/08		2008
Genco Commodus Limited	Genco Commodus	169,025	7/22/09		2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09		2009
Genco Claudius Limited	Genco Claudius	169,025	12/30/09		2010
Genco Bay Limited	Genco Bay	34,296	8/24/10		2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10		2010
Genco Avra Limited	Genco Avra	34,391	5/12/11		2011
Genco Mare Limited	Genco Mare	34,428	7/20/11		2011
Genco Spirit Limited	Genco Spirit	34,432	11/10/11		2011
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10		2009
Genco Ardennes Limited	Genco Ardennes	57,981	8/31/10		2009
Genco Auvergne Limited	Genco Auvergne	57,981	8/16/10		2009
Genco Bourgogne Limited	Genco Bourgogne	57,981	8/24/10		2010
Genco Brittany Limited	Genco Brittany	57,981	9/23/10		2010
Genco Languedoc Limited	Genco Languedoc	57,981	9/29/10		2010
Genco Loire Limited	Genco Loire	53,416	8/4/10		2009
Genco Lorraine Limited	Genco Lorraine	53,416	7/29/10		2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10		2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10		2005
Genco Provence Limited	Genco Provence	55,317	8/23/10		2004
Genco Pyrenees Limited	Genco Pyrenees	57,981	8/10/10		2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11		2011
Baltic Lion Limited	Baltic Lion	179,185	4/8/15	(1)	2012
Baltic Tiger Limited	Genco Tiger	179,185	4/8/15	(1)	2011
Baltic Leopard Limited	Baltic Leopard	53,447	4/8/10	(2)	2009
Baltic Panther Limited	Baltic Panther	53,351	4/29/10	(2)	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10	(2)	2009
Baltic Jaguar Limited	Baltic Jaguar	53,474	5/14/10	(2)	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10	(2)	2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10	(2)	2010
Baltic Wind Limited	Baltic Wind	34,409	8/4/10	(2)	2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10	(2)	2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10	(2)	2010
Baltic Fox Limited	Baltic Fox	31,883	9/6/13	(2)	2010
Baltic Hare Limited	Baltic Hare	31,887	9/5/13	(2)	2009
Baltic Hornet Limited	Baltic Hornet	63,574	10/29/14	(2)	2014
Baltic Wasp Limited	Baltic Wasp	63,389	1/2/15	(2)	2015
Baltic Scorpion Limited	Baltic Scorpion	63,462	8/6/15		2015
Baltic Mantis Limited	Baltic Mantis	63,470	10/9/15		2015

(1)	The delivery date for these vessels represents the date that the vessel was purchased from Baltic Trading Limited (“Baltic Trading”).
(2)	The delivery date for these vessels represents the date that the vessel was delivered to Baltic Trading.

The Company formerly provided technical services for drybulk vessels purchased by Maritime Equity Partners (“MEP”).  These services included oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but did not include chartering services.  The services were initially provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and were provided for an initial term of one year.   On September 30, 2015, under the oversight of an independent committee of our Board of Directors, Genco Management (USA) LLC and MEP entered into certain agreements which reduced the daily service fee from $750 to $650 per day, which was effective October 1, 2015. During January 2016, five of MEP’s vessels were sold to third parties and were no longer subject to the agency agreement.  Based upon the September 30, 2015 agreement, termination fees were due in the amount of $296 which was assumed by the new owners of the five MEP vessels that were sold and were paid in full during February 2016.  Additionally, during the three months ended September 30, 2016, the remaining seven of MEP’s vessels were sold to third parties, and the agency agreement was deemed terminated upon the sale of these vessels.  Based upon the September 30, 2015 agreement, termination fees were due in the amount of $830, which was assumed by the new owners of the seven MEP vessels that were sold and were paid in full as of September 30, 2016.  MEP has been dissolved, and all previous outstanding amounts have been settled as of December 31, 2016.  Refer to Note 7 — Related Party Transactions for amounts due to or from MEP as of March 31, 2017 and December 31, 2016.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which includes the accounts of GS&T and its direct and indirect wholly-owned subsidiaries, including Baltic Trading.  All intercompany accounts and transactions have been eliminated in consolidation.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016 (the “2016 10-K”).  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2017.

Segment reporting

The Company reports financial information and evaluates its operations by charter revenues and not by the length of ship employment for its customers, i.e., spot or time charters.  Each of the Company’s vessels serve the same type of customer, have similar operations and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on this, the Company has determined that it operates in one reportable segment which is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.

General and administrative expenses

During the three months ended December 31, 2016, the Company opted to break out expenses previously classified as General, administrative and management fees into two separate categories to provide a greater level of detail of the underlying expenses.  These fees were broken out into General and administrative expenses and Technical management fees.  This change was made retrospectively for comparability purposes, and there was no effect on the Net Loss for the three months ended March 31, 2017 and 2016.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended March 31, 2017 and 2016 was $16,706 and $19,134, respectively.

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

Vessels held for sale

During December 2016, the Board of Directors authorized the sale of the Genco Success, Genco Prosperity and Genco Wisdom.  As such, these vessel assets were classified as held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2016.  During the three months ended March 31, 2017, the Genco Success and Genco Wisdom were sold and the Genco Prosperity remains classified as held for sale as of March 31, 2017.  The Company anticipates that the Genco Prosperity will be sold by May 20, 2017.  Refer to Note 4 — Vessel Acquisitions and Dispositions for additional information.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of March 31, 2017 and December 31, 2016, the Company had an accrual of $524 and $220, respectively, related to these estimated customer claims.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost or market adjustments to re-value the bunker fuel on a quarterly basis.  These differences in bunkers, including lower of cost or market adjustments, resulted in a net loss of $504 and $2,297 during the three months ended March 31, 2017 and 2016, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Impairment of vessel assets

During the three months ended March 31, 2017 and 2016, the Company recorded $0 and $1,685, respectively, related to the impairment of vessel assets in accordance with Accounting Standards Codification (“ASC”) 360 — “Property, Plant and Equipment” (“ASC 360”).

At March 31, 2016, the Company determined that the scrapping of the Genco Marine was more likely than not based on discussions with the Company’s Board of Directors.  Therefore, at March 31, 2016, the time utilized to determine the recoverability of the carrying value of the vessel asset was significantly reduced.  After determining that the sum of the estimated undiscounted future cash flows attributable to the Genco Marine did not exceed the carrying value of the vessel at March 31, 2016, the Company reduced the carrying value of the Genco Marine to its net realizable value, which was based on the expected proceeds from scrapping the vessel.  This resulted in an impairment loss of $1,685 during the three months ended March 31, 2016.  On April 5, 2016, the Board of Directors unanimously approved scrapping the Genco Marine, and the sale of the Genco Marine to the scrap yard was completed on May 17, 2016.

Gain on disposal of vessels

During the three months ended March 31, 2017 and 2016, the Company recorded a net gain of $6,369 and $0, respectively, related to the sale of vessels.  The net gain of $6,369 recorded during the three months ended March 31, 2017 related primarily to the sale of the Genco Wisdom, the Genco Reliance, the Genco Carrier and the Genco Success.

Investments

The Company previously held an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”) and in Korea Line Corporation (“KLC”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  The investments in Jinhui and KLC were designated as Available For Sale (“AFS”) and were reported at fair value, with unrealized gains and losses recorded in equity as a component of accumulated other comprehensive income (loss) (“AOCI”).  The Company classified the investments as current or noncurrent assets based on the Company’s intent to hold the investments at each reporting date.  As of December 31, 2016, the Company no longer held investments in Jinhui or KLC.  Refer to Note 5 — Investments.

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

Income taxes

Pursuant to certain agreements, GS&T technically and commercially managed vessels for Baltic Trading until the merger with Baltic Trading on July 17, 2015, and also provided technical management of vessels for MEP in exchange for specified fees for such services until the sale of all of MEP’s vessels.  These services were performed by Genco Management (USA) LLC (“Genco (USA)”), which elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) was subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Genco (USA) entered into a cost-sharing agreement with the Company and Genco Ship Management LLC, collectively Manco, pursuant to which Genco (USA) agreed to reimburse Manco for the costs incurred by Genco (USA) for the use of Manco’s personnel and services in connection with the provision of the services for both Baltic Trading and MEP’s vessels.

There was no income tax expense recorded during the three months ended March 31, 2017 as there was no revenue earned by Genco (USA).

Total revenue earned by the Company for these services during the three months ended March 31, 2016 was $811, of which $0 was eliminated upon consolidation. After allocation of certain expenses, there was taxable income of $563 associated with these activities for the three months ended March 31, 2016. This resulted in estimated tax expense of $253 for the three months ended March 31, 2016.

Recent accounting pronouncements

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”).  This ASU adds or clarifies the guidance in ASC 230 – Statement of Cash Flows regarding the classification and presentation of restricted cash in the statement of cash flows.  ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow.  This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years and early adoption is permitted.  ASU 2016-18 must be adopted retrospectively.  Other than presentation, we do not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). This ASU will require that equity investments be measured at fair value with changes in fair value recognized in net income (loss). ASU 2016-01 will be effective for annual periods beginning after December 15, 2017, and interim periods within those years. The Company is currently evaluating the impact of this adoption on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016.   The Company is evaluating the potential impact of this adoption on its consolidated financial statements. Subsequent to the issuance of ASU 2014-09, the FASB issued the following ASU’s which amend or provide additional guidance on topics addressed in ASU 2014-09.  In March 2016, the FASB issued ASU No. 2016-08, “Revenue Recognition - Principal versus Agent” (reporting revenue gross versus net). In April 2016, the FASB issued ASU No. 2016-10, “Revenue Recognition - Identifying Performance Obligations and Licenses.”   Lastly, in May 2016 and December 2016, the FASB issued ASU No. 2016-12, “Revenue Recognition - Narrow Scope Improvements and Practical Expedients” and ASU No. 2016-20, “Technical Corrections and Improvements to Top 606, Revenue from Contracts with Customers.”  The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

3 - CASH FLOW INFORMATION

For the three months ended March 31, 2017, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $1 for the Purchase of vessels, including deposits and $31 for the Purchase of other fixed assets and $41 for the Net proceeds from sale of vessels. Additionally, during the three months ended March 31, 2017, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $153 associated with the Payment of Series A Preferred Stock issuance costs.

Professional fees and trustee fees in the amount of $0 were recognized by the Company in Reorganization items, net for the three months ended March 31, 2017 (refer to Note 15 —  Reorganizations Items, net).  During this period, $22 of professional fees and trustee fees were paid through March 31, 2017 and $3 is included in Accounts payable and accrued expenses as of March 31, 2017.

For the three months ended March 31, 2016, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $75 for the Purchase of vessels, including deposits and $9 for the Purchase of other fixed assets.  Additionally, for the three months ended March 31, 2016, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Prepaid expenses and other current assets consisting of $68 associated with the sale of AFS securities.

Professional fees and trustee fees in the amount of $94 were recognized by the Company in Reorganization items, net for the three months ended March 31, 2016 (refer to Note 15 — Reorganizations Items, net).  During this period, $51 of professional fees and trustee fees were paid through March 31, 2016 and $91 is included in Accounts payable and accrued expenses as of March 31, 2016.

During the three months ended March 31, 2017 and 2016, cash paid for interest, net of amounts capitalized, was $6,728 and $6,712, respectively.

During the three months ended March 31, 2017 and 2016, cash paid for estimated income taxes was $0 and $222, respectively.

On March 23, 2017, the Company issued 292,398 restricted stock units and options to purchase 133,000 shares with an exercise price of $11.13 per share to John C. Wobensmith, Chief Executive Officer and President. The fair value of these restricted stock units and stock options were $3,254 and $853, respectively.  Refer to Note 17 — Stock-Based Compensation.

On February 17, 2016, the Company granted 408,163 and 204,081 shares of nonvested stock, or 40,816 and 20,408 shares on a post-reverse stock split basis, under the 2015 Equity Incentive Plan to Peter C. Georgiopoulos, former Chairman of the Board of Directors, and John C. Wobensmith, Chief Executive Officer and President, respectively.  The grant date fair value of such nonvested stock was $318.  Refer to Note 17 — Stock-Based Compensation.

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

During December 2016, the Board of Directors unanimously approved the sale of the Genco Success, Genco Prosperity and Genco Wisdom and these vessel assets were classified as held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2016.  During the three months ended March 31, 2017, the Genco Success and Genco Wisdom were sold (see below) and the Genco Prosperity remains classified as held for sale as of March 31, 2017.  On December 21, 2016, the Company reached an agreement to sell the Genco Prosperity, a 1997-built Handymax vessel, to a third party for $3,050 less a 3.5% broker commission payable to a third party.  The Company anticipates that the Genco Prosperity will be sold by May 20, 2017.

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

On December 19, 2016, the Board of Directors unanimously approved selling the Genco Wisdom, a 1997-built Handymax vessel. On December 21, 2016, the Company reached an agreement to sell the Genco Wisdom to a third party for $3,250 less a 3.5% broker commission payable to a third party.  The sale was completed on January 9, 2017.

On November 7, 2016, the Board of Directors unanimously approved selling the Genco Acheron, a 1999-built Panamax vessel, and on November 14, 2016, the Company reached an agreement to sell the Genco Acheron to a third party for $3,480 less a 5.5% broker commission payable to a third party.  The sale was completed on December 12, 2016.

On October 24, 2016, the Board of Directors unanimously approved selling the Genco Leader, a 1999-built Panamax vessel, and on October 25, 2016, the Company reached an agreement to sell the Genco Leader to a third party for $3,470 less a 3.0% broker commission payable to a third party.  The sale was completed on November 4, 2016.  On November 4, 2016, the Company utilized the net proceeds from the sale to pay down $3,366 on the $148 Million Credit Facility as the Genco Leader was a collateralized vessel under this facility prior to the refinancing of the $148 Million Credit Facility with the $400 Million Credit Facility, refer to Note 8 —  Debt.

On September 30, 2016, the Board of Directors unanimously approved selling the Genco Pioneer, a 1999-built Handysize vessel, and on October 8, 2016, the Company reached an agreement to sell the Genco Pioneer to a third party for $2,650 less a 5.5% broker commission payable to a third party.  The sale was completed on October 26, 2016.  On October 26, 2016 the Company utilized the net proceeds from the sale to pay down $2,504 on the $148 Million Credit Facility as the Genco Pioneer was a collateralized vessel under this facility prior to the refinancing of the $148 Million Credit Facility with the $400 Million Credit Facility, refer to Note 8 —   Debt.

On September 30, 2016, the Board of Directors unanimously approved selling the Genco Sugar, a 1998-built Handysize vessel, and on October 10, 2016, the Company reached an agreement to sell the Genco Sugar to a third party for $2,450 less a 5.5% broker commission payable to a third party.  The sale was completed on October 20, 2016.  On October 21, 2016, the Company utilized the net proceeds from the sale to pay down $2,315 on the $100 Million Term Loan Facility as the Genco Sugar was a collateralized vessel under this facility prior to the refinancing of the $100 Million Term Loan Facility with the $400 Million Credit Facility, refer to Note 8 —  Debt.

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

5 – INVESTMENTS

The Company held an investment in the capital stock of Jinhui and the stock of KLC.  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  These investments were designated as AFS and were reported at fair value, with unrealized gains and losses recorded in equity as a component of AOCI.  At March 31, 2017 and December 31, 2016, the Company did not hold any shares of Jinhui capital stock or shares of KLC stock.

Prior to the sale of its remaining shares of Jinhui capital stock, the Company reviewed the investment in Jinhui for indicators of other-than-temporary impairment in accordance with ASC 320-10. Based on the Company’s review, it did not deem the investment in Jinhui to be other-than-temporarily impaired as of March 31, 2016.  The Company reviewed its investments in Jinhui and KLC for impairment on a quarterly basis.  There were no impairment charges during the three months ended March 31, 2016. The Company’s investment in Jinhui was a Level 1 item under the fair value hierarchy, refer to Note 10 — Fair Value of Financial Instruments for the fair value hierarchy.

The unrealized gain (losses) on the Jinhui capital stock and KLC stock were a component of AOCI since these investments were designated as AFS securities. If the investment in Jinhui was deemed other-than-temporarily impaired, the cost basis for the investment would be revised to its fair value on that date.

Refer to Note 9 — Accumulated Other Comprehensive Income (Loss) for a breakdown of the components of AOCI during the three months ended March 31, 2016, including any effects of any sales of Jinhui shares and other-than-temporary impairment of the investment in Jinhui, if applicable.

6 - NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net loss per share assumes the vesting of nonvested stock awards and the exercise of stock options (refer to Note 17 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 381,924 and 135,264 nonvested shares outstanding, including RSUs, and the 133,000 and 0 stock options outstanding at March 31, 2017 and March 31, 2016, respectively, (refer to Note 17 — Stock-Based Compensation) all are anti-dilutive. The Company’s diluted net loss per share will also reflect the assumed conversion of the equity warrants issued on the Effective Date and MIP Warrants issued by the Company (refer to Note 17 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method.  Of the 713,122 and 5,704,974 of unvested MIP Warrants outstanding at March 31, 2017 and March 31, 2016, respectively, and 3,936,761 of equity warrants outstanding at March 31, 2017 and March 31, 2016, all are anti-dilutive.

On July 7, 2016, the Company completed a one-for-ten reverse stock split of its common stock.  As a result, all share and per share information included for all periods presents in these condensed consolidated financial statements reflect the reverse stock split.

The components of the denominator for the calculation of basic and diluted net loss per share are as follows:

	For the Three Months Ended
	March 31,
	2017	2016

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	33,495,738	7,218,795

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	33,495,738	7,218,795

Dilutive effect of warrants	—	—

Dilutive effect of stock options	—	—

Dilutive effect of restricted stock awards	—	—

Weighted-average common shares outstanding, diluted	33,495,738	7,218,795

7 - RELATED PARTY TRANSACTIONS

On October 13, 2016, Peter C. Georgiopoulos resigned as Chairman of the Board and a Director of the Company, refer to Note 1 — General Information. During the three months ended March 31, 2017, the Company did not identify any related party transactions. The following represent related party transactions reflected in these condensed consolidated financial statements:

The Company incurred travel and other office related expenditures from Gener8 Maritime, Inc. (“Gener8”), where the Company’s former Chairman, Peter C. Georgiopoulos, serves as Chairman of the Board.  During the three months ended March 31, 2016, the Company incurred travel and other office related expenditures totaling $24 reimbursable to Gener8 or its service provider. At December 31, 2016, the amount due to Gener8 from the Company was $0.

During the three months ended March 31, 2016, the Company did not incur any expenses for legal services (primarily in connection with vessel acquisitions) from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, the former Chairman of the Board.  At March 31, 2017 and December 31, 2016, the amount due to Constantine Georgiopoulos was $0 and $10, respectively.

The Company has entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in its fleet.  Peter C. Georgiopoulos, former Chairman of the Board of the Company, is Chairman of the Board of Aegean.  During the three months ended March 31, 2016, Aegean supplied lubricating oils and bunkers to the Company’s vessels aggregating $443.  At December 31, 2016, $0 remained outstanding.

During the three months ended March 31, 2016, the Company invoiced MEP for technical services provided, including termination fees, and expenses paid on MEP’s behalf aggregating $812. Peter C. Georgiopoulos, former Chairman of the Board, was a director of and had a minority interest in MEP.  At December 31, 2016, $0 was due to the

Company from MEP.  Total service revenue earned by the Company, including termination fees, for technical service provided to MEP for the three months ended March 31, 2016 was $811.

8 – DEBT

Long-term debt consists of the following:

	March 31,	December 31,
	2017	2016

Principal amount	$522,796	$523,577
PIK interest	2,303	800
Less: Unamortized debt issuance costs	(10,784)	(11,357)
Less: Current portion	(7,076)	(4,576)

Long-term debt	$507,239	$508,444

	March 31, 2017		December 31, 2016
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Cost	Principal	Cost
$400 Million Credit Facility	$399,900	$7,564	$400,000	$7,967
$98 Million Credit Facility	95,271	1,745	95,271	1,868
2014 Term Loan Facilities	27,625	1,475	28,306	1,522
PIK interest	2,303	—	800	—

Total debt	$525,099	$10,784	$524,377	$11,357

During the three months ended March 31, 2016, the Company adopted ASU 2015-03 (refer to Note 2 – Summary of Significant Accounting Policies) which requires debt issuance costs related to a recognized debt liability to be presented on the condensed consolidated balance sheets as a direct deduction from the debt liability rather than as a deferred financing cost assets.  The Company applied this guidance for all of its credit facilities as of March 31, 2017 and December 31, 2016. Accordingly, as of March 31, 2017 and December 31, 2016,  $10,784 and $11,357 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Condensed Consolidated Balance Sheet. Amortization expense for deferred financing costs was $573 and $729 for the three months ended March 31, 2017 and 2016, respectively.  This amortization expense is recorded as a component of Interest expense in the Condensed Consolidated Statements of Operations.

Commitment Letter

On June 8, 2016, the Company entered into a Commitment Letter (the “Commitment Letter”) for a senior secured loan facility (the “$400 Million Credit Facility”) for an aggregate principal amount of up to $400,000 with Nordea Bank Finland plc, New York Branch, Skandinaviska Enskilda Banken AB (publ), DVB Bank SE, ABN AMRO Capital USA LLC, Crédit Agricole Corporate and Investment Bank, Deutsche Bank AG Filiale Deutschlandgeschäft, Crédit Industriel et Commercial, and BNP Paribas.  The $400 Million Credit Facility refinanced the Company’s $100 Million Term Loan Facility, $253 Million Term Loan Facility, $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and 2015 Revolving Credit Facility, each as defined below (collectively, the “Prior Facilities”) and was finalized on November 10, 2016 (refer to $400 Million Credit Facility section below).  As a condition to the effectiveness of the Commitment Letter, the Company entered into separate equity commitment letters for a portion of such financing on June 8, 2016 with each of the following: (i) funds or related entities managed by Centerbridge Partners, L.P. or its affiliates (“Centerbridge”) for approximately $31,200, (ii) funds or related entities managed by Strategic Value Partners, LLC (“SVP”) for approximately $17,300, and (iii) funds managed by affiliates of Apollo Global Management, LLC (“Apollo”) for approximately $14,000, each of which are subject to a number of conditions.  Additionally, pursuant to the Commitment Letter, the waivers with regard to the collateral maintenance covenants under the $100 Million Term Loan Facility, $253 Million Term Loan Facility, $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and the 2015 Revolving Credit Facility, as defined below, were initially extended to July 29, 2016 subject to the entry into a definitive purchase agreement for the equity financing referred to above by June 30, 2016.

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

Subsequently, on October 27, 2016, the Company entered into a stock purchase agreement (the “Additional Purchase Agreement”) with certain of the Investors; John C. Wobensmith, the Company’s Chief Executive Officer and President; and other investors for the sale of shares of Series A Preferred Stock for an aggregate purchase price of

$38,600 at a purchase price of $4.85 per share.  The purchase price and the other terms and conditions of these transactions were established in arm’s length negotiations between an independent special committee of the board of directors of the Company (the “Special Committee”) and the investors.  The Special Committee unanimously approved the transactions.

On November 15, 2016, pursuant to the Purchase Agreements, the Company completed the private placement of 27,061,856 shares of Series A Preferred Stock which included 25,773,196 shares at a price per share of $4.85 and an additional 1,288,660 shares issued as a commitment fee on a pro rate basis as noted above. These shares were converted to common shares on January 4, 2017.  Refer to Note 1 — General Information.

$400 Million Credit Facility

On November 10, 2016, the Company entered into a senior secured term loan facility, the $400 Million Credit Facility, in an aggregate principal amount of up to $400,000 with Nordea Bank Finland plc, New York Branch, Skandinaviska Enskilda Banken AB (publ), DVB Bank SE, ABN AMRO Capital USA LLC, Crédit Agricole Corporate and Investment Bank, Deutsche Bank AG Filiale Deutschlandgeschäft, Crédit Industriel et Commercial and BNP Paribas.  On November 15, 2016, the proceeds under the $400 Million Credit Facility were used to refinance the Prior Facilities (as defined above under “Commitment Letter”).  The $400 Million Credit Facility is collateralized by 45 of the Company’s vessels and required the Company to sell five remaining unencumbered vessels, four of which were sold during three months ended March 31, 2017 and one which was in contract to be sold as of March 31, 2017 to be sold the second quarter of 2017.  Refer to Note 4 — Vessel Acquisitions and Dispositions.

On November 14, 2016, the Company borrowed the maximum available amount of $400,000.  As of March 31, 2017, there was no availability under the $400 Million Credit Facility.  During the three months ended March 31, 2017 and 2016, total debt repayments of $100 and $0, respectively, were made under the $400 Million Credit Facility.  As of March 31, 2017 and December 31, 2016, the total outstanding net debt balance, including PIK interest as defined below, was $394,639 and $392,833, respectively.

The $400 Million Credit Facility has a final maturity date of November 15, 2021 and the principal borrowed under the facility will bear interest at the London Interbank Offered Rate (“LIBOR”) for an interest period of three months plus a margin of 3.75%.  The Company has the option to pay 1.50% of such rate in-kind (“PIK interest”) through December 31, 2018, of which will be payable on the maturity date of the facility.  The Company has opted to make the PIK interest election and as of March 31, 2017 and December 31, 2016, has recorded $2,303 and $800, respectively, of PIK interest which has been recorded in Long-term debt in the Condensed Consolidated Balance Sheet.  The $400 Million Credit Facility has scheduled amortization payments of (i) $100 per quarter through December 31, 2018, (ii) $7,610 per quarter from March 31, 2019 through December 31, 2020, (iii) $18,571 per quarter from March 31, 2021 through September 30, 2021 and (iv) $282,605 upon final maturity on November 15, 2021, which does not include PIK interest.

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

The $400 Million Credit Facility requires the Company to comply with a number of covenants substantially similar to those in the Company’s other credit facilities, including financial covenants related to debt to total book capitalization, minimum working capital, minimum liquidity, and dividends; collateral maintenance requirements (as described above); and other customary covenants.  The Company is required to maintain a ratio of total indebtedness to total capitalization of not greater than 0.70 to 1.00 at all times.  Minimum working capital as defined in the $400 Million Credit Facility is not to be less than $0 at all times.  The $400 Million Credit Facility has minimum liquidity requirements at all times for all vessels in its fleet of (i) $250 per vessel to and including December 31, 2018, (ii) $400 per vessel from January 1, 2019 to and including December 31, 2019 and (iii) $700 per vessel from January 1, 2020 and thereafter. The Company is prohibited from paying dividends without lender consent through December 31, 2020.  The Company may establish non-recourse subsidiaries to incur indebtedness or make investments, but it will be restricted from incurring indebtedness or making investments (other than through non-recourse subsidiaries).  Excess cash from the collateralized vessels under the $400 Million Credit Facility are subject to a cash sweep.  The cash flow sweep will be 100% of excess cash flow through December 31, 2018, 75% through December 31, 2020 and the lesser of 50% of excess cash flow or an amount that would reflect a 15-year average vessel age repayment profile thereafter; provided no prepayment under the cash sweep is required from the first $10,000 in aggregate of the prepayments otherwise required under the cash sweep.

At March 31, 2017 and December 31, 2016, the Company has deposited $11,180 that has been reflected as noncurrent restricted cash.  Noncurrent restricted cash as of March 31, 2017 and December 31, 2016 includes $11,180 which represents restricted pledged liquidity amounts pursuant to the $400 Million Credit Facility.

As of March 31, 2017, the Company believed it was in compliance with all of the financial covenants under the $400 Million Credit Facility.

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

The Borrowers borrowed the maximum available amount of $98,271 under the facility on November 10, 2015. As of March 31, 2017, there was no availability under the $98 Million Credit Facility.  During the three months ended March 31, 2017 and 2016, there were no debt repayments made under the $98 Million Credit Facility.  As of March 31, 2017 and December 31, 2016, the total outstanding net debt balance was $93,526 and $93,403, respectively.

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

As of March 31, 2017 and December 31, 2016, the Company had deposited $7,871 and $8,242, respectively, that has been reflected as current restricted cash.  As of March 31, 2017 and December 31, 2016, the Company had deposited $15,656 and $15,931, respectively, that has been reflected as noncurrent restricted cash.  These amounts include certain restricted deposits associated with the Debt Service Account and Capex Account as defined in the $98 Million Credit Facility.

As of March 31, 2017, the Company believed it was in compliance with all of the financial covenants under the Restated $98 Million Credit Facility.

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

As of March 31, 2017, the Company had utilized its maximum borrowing capacity, and there was no further availability. During the three months ended March 31, 2017 and 2016, total debt repayments of $681 were made under the 2014 Term Loan Facilities.  At March 31, 2017 and December 31, 2016, the total outstanding net debt balance was $26,150 and $26,784, respectively.

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

On November 15, 2016, the Company entered into Supplemental Agreements with lenders under our 2014 Term Loan Facilities which, among other things, amended the Company’s collateral maintenance covenants under the 2014 Term Loan Facilities to provide that such covenants will not be tested through December 30, 2017 and the minimum collateral value to loan ratio will be 100% from December 31, 2017, 105% from June 30, 2018, 115% from December 31, 2018 and 135% from December 31, 2019.  These Supplemental Agreements also provided for certain other amendments to the 2014 Term Loan Facilities, which included reductions in the minimum liquidity requirements consistent with the $400 Million Credit Facility and restrictions on incurring indebtedness, making investments (other than through non-recourse subsidiaries) or paying dividends, similar to the $400 Million Credit Facility. Additionally, the minimum working capital required is the same as under the $400 Million Credit Facility.  Lastly, the maximum leverage requirement is equivalent to the debt to total capitalization requirement in the $400 Million Credit Facility.

As of March 31, 2017, the Company believed it was in compliance with all of the financial covenants under the 2014 Term Loan Facilities.

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

During the three months ended March 31, 2017 and 2016, the Company made total debt repayments of $0 and $1,641, respectively, under the 2015 Revolving Credit Facility.

During the three months ended March 31, 2016, borrowings under the 2015 Revolving Credit Facility bore interest at LIBOR plus a margin based on a combination of utilization levels under the 2015 Revolving Credit Facility and a security maintenance cover ranging from 3.40% per annum to 4.25% per annum.  The commitment under the 2015 Revolving Credit Facility was subject to quarterly reductions of $1,641. Borrowings under the 2015 Revolving Credit Facility were subject to 20 equal consecutive quarterly installment repayments commencing three months after the date of the loan agreement, or July 7, 2015.

On November 15, 2016, the 2015 Revolving Credit Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At March 31, 2017 and December 31, 2016, the total outstanding debt balance was $0.

$148 Million Credit Facility

On December 31, 2014, Baltic Trading entered into a $148,000 senior secured credit facility with Nordea Bank Finland plc, New York Branch (“Nordea”), as Administrative and Security Agent, Nordea and Skandinaviska Enskilda

Banken AB (Publ) (“SEB”), as Mandated Lead Arrangers, Nordea, as Bookrunner, and the lenders (including Nordea and SEB) party thereto (the “$148 Million Credit Facility”).  The $148 Million Credit Facility was comprised of an $115,000 revolving credit facility and $33,000 term loan facility.  Borrowings under the revolving credit facility were used to refinance Baltic Trading’s outstanding indebtedness under the 2010 Credit Facility.  Amounts borrowed under the revolving credit facility of the $148 Million Credit Facility could not be re-borrowed.  Borrowings under the term loan facility of the $148 Million Credit Facility could be incurred pursuant to two single term loans in an amount of $16,500 each that were used to finance, in part, the purchase of two newbuilding Ultramax vessels that the Company had agreed to acquire, namely the Baltic Scorpion and Baltic Mantis.  Amounts borrowed under the term loan facility of the $148 Million Credit Facility could not be re-borrowed.

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

During the three months ended March 31, 2017 and 2016, the Company made total debt repayments of $0 and $2,997, respectively, under the $148 Million Credit Facility.

During the three months ended March 31, 2016, borrowings under this facility bore interest at LIBOR plus an applicable margin of 3.00% per annum.  The commitment under the revolving credit facility of the $148 Million Credit Facility was subject to equal consecutive quarterly reductions of $2,447 each beginning June 30, 2015 through September 30, 2019.  Borrowings under the term loan facility of the $148 Million Credit Facility were subject to equal consecutive quarterly installment repayments commencing three months after delivery of the relevant newbuilding Ultramax vessel, each in the amount of 1/60 of the aggregate outstanding term loan.  All remaining amounts outstanding under the $148 Million Credit Facility were to be repaid in full on the maturity date, December 31, 2019.

On November 15, 2016, the $148 Million Credit Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  As of March 31, 2017 and December 31, 2016, the outstanding debt under the $148 Million Credit Facility was $0.

$44 Million Term Loan Facility

On December 3, 2013, Baltic Tiger Limited and Baltic Lion Limited, wholly-owned subsidiaries of Baltic Trading, entered into a secured loan agreement with DVB Bank SE for a term loan facility of up to $44,000 (the “$44 Million Term Loan Facility”). Amounts borrowed and repaid under the $44 Million Term Loan Facility could not be reborrowed.  Borrowings under the $44 Million Term Loan Facility bore interest at the three-month LIBOR rate plus an applicable margin of 3.35% per annum. Borrowings were to be repaid in 23 quarterly installments of $688 each commencing three months after the last drawdown date, or March 24, 2014, and a final payment of $28,188 due on the maturity date.

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

During the three months ended March 31, 2017 and 2016, the Company made total debt repayments of $0 and $687, respectively, under the $44 Million Term Loan Facility.

On November 15, 2016, the $44 Million Term Loan Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At March 31, 2017 and December 31, 2016, the total outstanding net debt balance was $0.

$22 Million Term Loan Facility

On August 30, 2013, Baltic Hare Limited and Baltic Fox Limited, wholly-owned subsidiaries of Baltic Trading, entered into a secured loan agreement with DVB Bank SE for a term loan facility of up to $22,000 (the “$22 Million Term Loan Facility”).  Amounts borrowed and repaid under the $22 Million Term Loan Facility were not to be reborrowed.  Borrowings under the $22 Million Term Loan Facility bore interest at the three-month LIBOR rate plus an applicable margin of 3.35% per annum. Borrowings were to be repaid in 23 quarterly installments of $375 each commencing three months after the last vessel delivery date, or December 4, 2013, and a final payment of $13,375 due on the maturity date.

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

During the three months ended March 31, 2017 and 2016, the Company made total debt repayments of $0 and $375, respectively, under the $22 Million Term Loan Facility.

On November 15, 2016, the $22 Million Term Loan Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At March 31, 2017 and December 31, 2016, the total outstanding net debt balance was $0.

$253 Million Term Loan Facility

On August 20, 2010, the Company entered into the $253 Million Term Loan Facility. The Company utilized the $253 Million Term Loan Facility to fund a portion of the purchase price of the acquisition of 13 vessels from affiliates of Bourbon SA. Borrowings were to be repaid quarterly with outstanding principal amortized on a per vessel basis and any outstanding amount under the $253 Million Term Loan Facility was to be paid in full on the maturity date.  Repaid amounts were no longer available and could not be reborrowed.  During the three months ended March 31, 2016, borrowings under the $253 Million Term Loan Facility bore interest at LIBOR plus an applicable margin of 3.50% per annum.

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

During the three months ended March 31, 2017 and 2016, the Company made total debt repayments of $0 and $10,150, respectively, under the $253 Million Term Loan Facility.

On November 15, 2016, the $253 Million Term Loan Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At March 31, 2017 and December 31, 2016, the total outstanding net debt balance was $0.

$100 Million Term Loan Facility

On August 12, 2010, the Company entered into the $100 Million Term Loan Facility. The Company has used the $100 Million Term Loan Facility to fund or refund the Company a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies. Borrowings were to be repaid quarterly, with the outstanding principal amortized on a 13-year profile, with any outstanding amount under the $100 Million Term Loan Facility to be paid in full on the final maturity date.  Repaid amounts were no longer available and could not be reborrowed.  During the three months ended March 31, 2016, borrowings under the $100 Million Term Loan Facility bore interest at LIBOR plus an applicable margin of 3.50% per annum.

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

During the three months ended March 31, 2017 and 2016, the Company made total debt repayments of $0 and $1,923, respectively, under the $100 Million Term Loan Facility.

On November 15, 2016, the $100 Million Term Loan Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At March 31, 2017 and December 31, 2016, the total outstanding net debt balance was $0.

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees, if applicable. The following table also includes the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Three Months
	Ended March 31,
	2017	2016
Effective Interest Rate	5.01%	4.35%
Range of Interest Rates (excluding unused commitment fees)	3.36 % to 7.27%	2.69 % to 6.73%

9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI included in the accompanying Condensed Consolidated Statements of Equity consist of net unrealized gains (losses) from investments in Jinhui stock and KLC stock.  The Company sold its remaining shares of Jinhui and KLC stock during the three months ended December 31, 2016.   Therefore, there was no AOCI activity recorded during the three months ended March 31, 2017, and the opening AOCI balance at January 1, 2017 was $0.  Refer to Note 5 — Investments for further information.

Changes in AOCI by Component

For the Three Months Ended March 31, 2016

Net Unrealized
Gain (Loss)
on
Investments
AOCI — January 1, 2016	$(21)

OCI before reclassifications	859
Amounts reclassified from AOCI	—
Net current-period OCI	859

AOCI — March 31, 2016	$838

10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at March 31, 2017 and December 31, 2016 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	March 31, 2017		December 31, 2016
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$138,873	$138,873	$133,400	$133,400
Restricted cash	35,022	35,022	35,668	35,668
Floating rate debt	525,099	525,099	524,377	524,377

The fair value of the floating rate debt under the $400 Million Credit Facility is based on rates obtained on the effective date of the facility, November 10, 2016.  The fair value of the floating rate debt under the $98 Million Credit Facility is based on rates the Company obtained upon the effective date of this facility on November 4, 2015, which did not change under the Restated $98 Million Credit Facility effective on November 15, 2016. The fair value of the 2014 Term Loan Facilities is based on rates that Baltic Trading initially obtained upon the effective dates of these facilities which did not change pursuant to the Amended 2014 Term Loan Facilities effective on November 15, 2016.  Refer to Note 8 — Debt for further information.  The carrying value approximates the fair market value for these floating rate loans.  The carrying amounts of the Company’s other financial instruments at March 31, 2017 and December 31, 2016 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Nonrecurring fair value measurements include a vessel impairment assessment completed during the interim period during the year ended December 31, 2016 as determined based on third-party scrap quotes, which are Level 2 inputs.  The vessels held for sale as of March 31, 2017 and December 31, 2016 were written down as part of the impairment recorded in the interim period during the year ended December 31, 2016.  There were no additional adjustments required as of March 31, 2017 and December 31, 2016 when the held for sale criteria was met.  Refer to “Impairment of vessel assets” and “Vessels held for sale” sections in Note 2 — Summary of Significant Accounting Policies.  The Company did not have any Level 3 financial assets or liabilities as of March 31, 2017 and December 31, 2016.

11 - PREPAID EXPENSES AND OTHER CURRENT AND NONCURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2017	2016
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$8,162	$9,634
Prepaid items	3,619	2,552
Insurance receivable	315	1,030
Other	4,137	2,534
Total prepaid expenses and other current assets	$16,233	$15,750

Other noncurrent assets in the amount of $514 at March 31, 2017 and December 31, 2016 represent the security deposit related to the operating lease entered into effective April 4, 2011. Refer to Note 16 — Commitments and Contingencies for further information related to the lease agreement.

12 - FIXED ASSETS

Fixed assets consist of the following:

	March 31,	December 31,
	2017	2016
Fixed assets, at cost:
Vessel equipment	$1,205	$1,173
Furniture and fixtures	462	462
Computer equipment	142	142
Total costs	1,809	1,777
Less: accumulated depreciation and amortization	827	759
Total	$982	$1,018

Depreciation and amortization expense for fixed assets for the three months ended March 31, 2017 and 2016 was $68 and $96, respectively.

13 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2017	2016
Accounts payable	$7,209	$6,703
Accrued general and administrative expenses	902	5,618
Accrued vessel operating expenses	10,631	10,564
Total	$18,742	$22,885

14 - REVENUE FROM TIME CHARTERS

Total voyage revenue includes revenue earned on time charters, including revenue earned in vessel pools and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters.  For the three months ended March 31, 2017 and 2016, the Company earned $38,249 and $20,131 of voyage revenue, respectively. Included in voyage revenue for the three months ended March 31, 2017 and 2016 was $1,383 and $4 of net profit sharing revenue, respectively.  Future minimum time charter revenue, based on vessels committed to noncancelable time charter contracts as of May 5, 2017, is expected to be $24,016 for the remainder of 2017 and $2,702  for 2018, assuming off-hire due to any scheduled drydocking and that no additional off-hire time is incurred.  For drydockings, the Company assumes twenty days of offhire.  Future minimum revenue excludes revenue earned for the vessels currently in pool arrangements and vessels that are currently on or will be on spot market-related time charters, as spot rates cannot be estimated, as well as profit sharing revenue.

15 - REORGANIZATION ITEMS, NET

On April 21, 2014 (the “Petition Date”), GS&T and its subsidiaries, other than Baltic Trading and its subsidiaries, (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  The Company subsequently emerged from bankruptcy on July 9, 2014, the Effective Date.  Refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016 for further detail regarding the bankruptcy filing.

Reorganization items, net represents amounts incurred and recovered subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

	For the Three Months Ended
	March 31,
	2017	2016
Professional fees incurred	$—	$69
Trustee fees incurred	—	25
Total reorganization fees	$—	$94

Total reorganization items, net	$—	$94

16 - COMMITMENTS AND CONTINGENCIES

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011. Following the expiration of the free base rental period, the monthly base rental payments were $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor was obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that will commence immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term from the Effective Date to September 30, 2025 is $150.  The Company had a long-term lease obligation at March 31, 2017 and December 31, 2016 of $2,048 and $1,868, respectively.  Rent expense pertaining to this lease for the three months ended March 31, 2017 and 2016 was $452 during both periods.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $807 for the remainder of 2017, $916 for 2018, $2,230 annually for 2019, 2020 and 2021, and a total of $8,900 for the remaining term of the lease.

17 - STOCK-BASED COMPENSATION

On July 7, 2016, the Company completed a one-for-ten reverse stock split of its common stock.  As a result, all share and per share information included for all periods presented in these condensed consolidated financial statements reflect the reverse stock split.

On October 13, 2016, Peter C. Georgiopoulos resigned as Chairman of the Board and a director of the Company.  In connection with his departure, Mr. Georgiopoulos entered into a Separation Agreement and a Release Agreement with the Company on October 13, 2016.  Under the terms of these agreements, subject to customary conditions, Mr. Georgiopoulos received an amount equal to the annual Chairman’s fee awarded to him in recent years of $500 as a severance payment and full vesting of his unvested equity awards, which consist of grants of 68,581 restricted shares of the Company’s common stock and warrants exercisable for approximately 213,937 shares of the Company’s common stock with an exercise price per share ranging $259.10 to $341.90. The acceleration of the vesting of Mr. Georgiopoulos’ restricted shares and warrants resulted in $5,317 of nonvested stock amortization expense during the three months ended December 31, 2016.

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

For the three months ended March 31, 2017 and 2016, the Company recognized amortization expense of the fair value of these warrants, which is included in General and administrative expenses, as follows:

	For the Three Months Ended
	March 31,
	2017	2016
General and administrative expenses	$372	$3,765

Amortization of the unamortized stock-based compensation balance of $530 as of March 31, 2017 is expected to be expensed during the remainder of 2017.  The following table summarizes the unvested warrant activity for the three months ended March 31, 2017:

		Weighted	Weighted
	Number of	Average Exercise	Average Fair
	Warrants	Price	Value
Outstanding at January 1, 2017 - Unvested	713,122	$303.12	$6.36
Granted	—	—	—
Exercisable	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at March 31, 2017 - Unvested	713,122	$303.12	$6.36

The following table summarizes certain information about the warrants outstanding as of March 31, 2017:

	Warrants Outstanding and Unvested,			Warrants Outstanding and Exercisable,
	March 31, 2017			March 31, 2017
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Warrants	Warrants	Price	Life	Warrants	Price	Life

$303.12	713,122	$303.12	3.36	7,844,339	$303.12	3.36

As of March 31, 2017 and December 31, 2016, a total of 8,557,461 of warrants were outstanding.

The nonvested stock awards granted under the MIP will vest ratably on each of the three anniversaries of August 7, 2014. The table below summarizes the Company’s nonvested stock awards for the three months ended March 31, 2017 which were issued under the MIP:

Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at January 1, 2017	9,255	$200.00
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2017	9,255	$200.00

There were no shares that vested under the MIP during the three months ended March 31, 2017 and 2016. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three months ended March 31, 2017 and 2016, the Company recognized nonvested stock amortization expense for the MIP restricted shares, which is included in General and administrative expenses, as follows:

	For the Three Months Ended
	March 31,
	2017	2016
General and administrative expenses	$152	$1,536

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2017, unrecognized compensation cost of $216 related to nonvested stock will be recognized over a weighted-average period of 0.35 years.

2015 Equity Incentive Plan

On June 26, 2015, the Company’s Board of Directors approved the 2015 Equity Incentive Plan for awards with respect to an aggregate of 4,000,000 shares of common stock, or 400,000 shares following the Company’s reverse stock split (the “2015 Plan”).  Under the 2015 Plan, the Company’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to the Company’s officers, directors, employees, and consultants.  Awards may consist of stock options, stock appreciation rights, dividend equivalent rights, restricted (nonvested) stock, restricted stock units, and unrestricted stock.  As of March 31, 2017, the Company has awarded restricted stock units, restricted stock and stock options under the 2015 Plan.

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

Stock Options

On March 23, 2017, the Company issued options to purchase 133,000 of the Company’s shares of common stock to John C. Wobensmith, Chief Executive Officer and President, with an exercise price of $11.13 per share.  One-third of the options become exercisable on each of the first three anniversaries of October 15, 2016, with accelerated vesting upon a change in control of the Company, and all unexercised options expire on the sixth anniversary of the grant date.  The fair value of each option was estimated on the date of the grant using the Black-Scholes-Merton pricing formula, resulting in a value of $6.41 per share, or $853 in the aggregate.  The assumptions used in the Black-Scholes-Merton option pricing formula are as follows: volatility of 79.80% (representing a blend of the Company’s historical volatility and a peer-based volatility estimate), a risk-free interest rate of 1.68%, a dividend yield of 0%, and expected life of 3.78 years (determined using the simplified method as outlined in Staff Accounting Bulletin 14 – Share-Based Payment (“SAB Topic 14”) due to lack of historical exercise data).

For the three months ended March 31, 2017 and 2016, the Company recognized amortization expense of the fair value of these options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended
	March 31,
	2017	2016
General and administrative expenses	$20	$—

Amortization of the unamortized stock-based compensation balance of $833 as of March 31, 2017 is expected to be expensed $492, $254 and $87 during the remainder of 2017 and during the years ended December 31, 2018 and 2019, respectively.  The following table summarizes the option activity for the three months ended March 31, 2017:

		Weighted	Weighted
	Number of	Average Exercise	Average Fair
	Options	Price	Value
Outstanding at January 1, 2017	—	$—	$—
Granted	133,000	11.13	6.41
Exercisable	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at March 31, 2017	133,000	$11.13	$6.41

The following table summarizes certain information about the options outstanding as of March 31, 2017:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	March 31, 2017			March 31, 2017
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Warrants	Price	Life

$11.13	133,000	$11.13	5.98	—	$—	—

As of March 31, 2017, there were no vested stock options.

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) under the 2015 Plan to certain members of the Board of Directors and John C. Wobensmith, Chief Executive Officer and President, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests.  As of March 31, 2017 and December 31, 2016, 3,138 shares of the Company’s common stock were outstanding in respect of the RSUs.  Such shares will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates.  Such shares will only be issued to Mr. Wobensmith when his RSUs vest under the terms of his contract and the amended 2015 Plan described above.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant.  The RSUs that have been issued to John C. Wobensmith vest ratably on each of the three anniversaries of October 15, 2016.  The table below summarizes the Company’s unvested RSUs for the three months ended March 31, 2017:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding at January 1, 2017	66,666	$5.10
Granted	292,398	11.13
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2017	359,064	$10.01

The total fair value of the RSUs that vested during the three months ended March 31, 2017 and 2016 was $0 and $12, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.    On February 17, 2016, the vesting of 23,286 outstanding RSUs, or 2,328 outstanding RSUs on a post-reverse stock split basis, was accelerated upon the resignation of two members on the Company’s Board of Directors.

The following table summarizes certain information of the RSUs unvested and vested as of March 31, 2017:

Unvested RSUs			Vested RSUs
March 31, 2017			March 31, 2017
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
359,064	$10.01	2.09	7,440	$71.18

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2017, unrecognized compensation cost of $3,223 related to RSUs will be recognized over a weighted-average period of 2.09 years.

For the three months ended March 31, 2017 and 2016, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended
	March 31,
	2017	2016
General and administrative expenses	$159	$155

Restricted Stock

Under the 2015 Plan, grants of restricted common stock issued to executives and Peter C. Georgiopoulos, the Company’s former Chairman of the Board, ordinarily vest ratably on each of the three anniversaries of the determined vesting date.  The table below summarizes the Company’s nonvested stock awards for the three months ended March 31, 2017 which were issued under the 2015 Plan:

Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at January 1, 2017	13,605	$5.20
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2017	13,605	$5.20

There were no shares that vested under the 2015 Plan during the three months ended March 31, 2017 and 2016.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three months ended March 31, 2017 and 2016, the Company recognized nonvested stock amortization expense for the 2015 Plan restricted shares, which is included in General and administrative expenses, as follows:

	For the Three Months Ended
	March 31,
	2017	2016
General and administrative expenses	$8	$30

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2017, unrecognized compensation cost of $34 related to nonvested stock will be recognized over a weighted-average period of 1.63 years.

18 - LEGAL PROCEEDINGS

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

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) further declines or sustained weakness in demand in the drybulk shipping industry; (ii) continuation of weakness or further declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube, oil, bunkers, repairs, maintenance and general and administrative expenses, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results continue to be affected by weakness in market conditions and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2016 and subsequent reports on Form 8-K and Form 10-Q.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Our fleet currently consists of 61 drybulk vessels, including 13 Capesize, six Panamax, four Ultramax, 21 Supramax, two Handymax and 15 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 4,735,000 dwt, and the average age of our fleet is currently approximately 9.3 years.  We seek to deploy our vessels on time charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers, including Cargill International S.A., Swissmarine Services S.A. and the Clipper Logger Pool and Clipper Sapphire Pool, in which Clipper Group acts as the pool manager.  During the first quarter of 2017, we gave notice to withdraw our Supramax vessels from the Clipper Sapphire Pool.  We also gave notice to withdraw our Handysize vessels from the Clipper Logger Pool during May 2017.    The majority of the vessels in our current fleet are presently engaged under time charter, spot market-related time charter and vessel pool contracts that expire (assuming the option periods in the time charters are not exercised) between May 2017 and July 2018.

See pages 46-49 for a table of all vessels in our fleet.

The Genco Tiger and Baltic Lion are expected to be offhire from the beginning of the second quarter of 2017 until mid-June and mid-May 2017, respectively, to completed repairs to their main engines.  The Genco Tiger’s main engine experienced a breakdown associated with the vessel’s lube filtration system during the first quarter of 2017 and is undergoing repairs to rectify the issue.  The Baltic Lion, which is a sister vessel to the Genco Tiger, is also undergoing main engine repairs associated with the lube filtration system.  We expect that our loss of hire insurance will cover the revenue days lost for the two vessels at a rate of twenty thousand dollars per day after a deductible of fourteen days.  This revenue will not be recognized unless and until approval is received from the insurance underwriters, which may not come before the third quarter of 2017.

On June 8, 2016, we entered into a Commitment Letter for a senior secured loan facility (the “$400 Million Credit Facility”) for an aggregate principal amount of up to $400 million, which was subject to completion of an equity financing of at least $125 million.  We entered into subsequent amendments to the Commitment Letters which extended existing waivers through November 15, 2016 and the $400 Million Credit Facility was finalized on November 10, 2016.  The $400 Million Credit Facility was utilized to refinance the outstanding debt under the $100 Million Term Loan Facility, $253 Million Term Loan Facility, $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and 2015 Revolving Credit Facility, each as defined in Note 8 — Debt of the Condensed Consolidated Financial Statements (collectively, the “Prior Facilities”).  Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for further information about the $400 Million Credit Facility.

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

Subsequently, on October 27, 2016, the Company entered into a stock purchase agreement (the “Additional Purchase Agreement”) with certain of the Investors; John C. Wobensmith, the Company’s Chief Executive Officer and President; and other investors for the sale of shares of Series A Preferred Stock for an aggregate purchase price of $38.6 million at a purchase price of $4.85 per share.  The purchase price and the other terms and conditions of these transactions were established in arm’s length negotiations between an independent special committee of our board of directors (the “Special Committee”) and the investors.  The Special Committee unanimously approved the transactions.

On November 15, 2016, pursuant to the Purchase Agreements, we completed the private placement of 27,061,856 shares of Series A Preferred Stock which included 25,773,196 shares at a price per share of $4.85 and an additional 1,288,660 shares issued as a commitment fee on a pro rata basis as noted above.  On January 4, 2017, our shareholders approved at a Special Meeting of Shareholders the issuance of up to 27,061,856 shares of common stock of the Company upon the conversion of shares of the Series A Preferred Stock, par value $0.01 per share, which were purchased by certain investors in a private placement.  As a result of such shareholder approval, all outstanding 27,061,856 shares of Series A Preferred Stock were automatically and mandatorily converted into 27,061,856 shares of common stock of the Company on January 4, 2017.  Refer to Note 1 — General Information and Note 8 — Debt in our Condensed Consolidated Financial Statements.

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

During October 2016, we reached agreements with third-parties to sell three of our vessels, the Genco Pioneer (a 1999-built Handysize vessel), the Genco Sugar (a 1998-built Handysize vessel) and the Genco Leader (a 1999-built Panamax vessel).   These sales were completed during October and November 2016. Additionally, during November 2016 we reached an agreement with a third-party to sell the Genco Acheron (a 1999-built Panamax vessel) for which the sale was completed during December 2016.  Also, during December 2016 the Board of Directors unanimously approved the sale of the Genco Success (a 1997-built Handymax vessel), the Genco Prosperity (a 1997-built Handymax vessel) and the Genco Wisdom (a 1997-built Handymax vessel).  The sale of the Genco Wisdom and Genco Success were completed during January and March 2017, respectively, and the Genco Prosperity is expected to be sold by June 15, 2017.  The vessel asset for the Genco Prosperity has been classified as held for sale in the Condensed Consolidated Balance Sheet as of March 31, 2017.  Lastly, during January 2017, the Board of Directors unanimously approved the sale of the Genco Carrier (a 1998-built Handymax vessel) and the Genco Reliance (a 1999-built Handysize vessel).  The sales of these vessels were completed during February 2017.  Refer to Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements for further details.

We report financial information and evaluate our operations by charter revenues and not by the length of ship employment for our customers, i.e., spot or time charters.  Each of our vessels serve the same type of customer, have similar operations and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on this, we have determined that we operate in one reportable segment in which we are engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.

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

On October 13, 2016, Peter C. Georgiopoulos resigned as our Chairman of the Board and a director of the Company.  The Board of Directors appointed Arthur L. Regan, a current director of the Company, as Interim Executive Chairman of the Board.  In connection with his departure, Mr. Georgiopoulos entered into a Separation Agreement and a Release Agreement with the Company on October 13, 2016.  Under the terms of these agreements, subject to customary conditions, Mr. Georgiopoulos is to receive an amount equal to the annual Chairman’s fee awarded to him in recent years of $0.5 million as a severance payment and full vesting of his unvested equity awards, which consist of grants of 68,581 restricted shares of the Company’s common stock and warrants exercisable for approximately 213,937 shares of the Company’s common stock with an exercise per share ranging $259.10 to $341.90.  Refer to Note 17 — Stock-Based Compensation of our Condensed Consolidated Financial Statements.  The agreements also contain customary provisions pertaining to confidential information, releases of claims by Mr. Georgiopoulos, and other restrictive covenants.

Prior to December 31, 2016, we held an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”) and Korea Line Corporation (“KLC”). Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping. KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three months ended March 31, 2017 and 2016 on a consolidated basis.  On July 7, 2016, the Company completed a one-for-ten reverse stock split of its common stock.  As a result, all share and per share information included for all periods presented reflect the reverse stock split.  Refer to Note 6 — Net Loss per Common Share and Note 17 — Stock-Based Compensation in our Condensed Consolidated Financial Statements.

	For the Three Months Ended
	March 31,		Increase
	2017	2016	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,170.0	1,183.0	(13.0)	(1.1)%
Panamax	540.0	728.0	(188.0)	(25.8)%
Ultramax	360.0	364.0	(4.0)	(1.1)%
Supramax	1,890.0	1,911.0	(21.0)	(1.1)%
Handymax	312.6	546.0	(233.4)	(42.7)%
Handysize	1,389.6	1,638.0	(248.4)	(15.2)%

Total	5,662.2	6,370.0	(707.8)	(11.1)%

Available days (2)
Capesize	1,133.1	1,183.0	(49.9)	(4.2)%
Panamax	492.8	708.6	(215.8)	(30.5)%
Ultramax	360.0	364.0	(4.0)	(1.1)%
Supramax	1,745.7	1,826.8	(81.1)	(4.4)%
Handymax	311.1	454.1	(143.0)	(31.5)%
Handysize	1,344.5	1,638.0	(293.5)	(17.9)%

Total	5,387.2	6,174.5	(787.3)	(12.8)%

Operating days (3)
Capesize	1,124.1	1,182.5	(58.4)	(4.9)%
Panamax	483.0	704.4	(221.4)	(31.4)%
Ultramax	360.0	361.1	(1.1)	(0.3)%
Supramax	1,733.8	1,790.3	(56.5)	(3.2)%
Handymax	298.3	417.6	(119.3)	(28.6)%
Handysize	1,338.2	1,623.1	(284.9)	(17.6)%

Total	5,337.4	6,079.0	(741.6)	(12.2)%

Fleet utilization (4)
Capesize	99.2%	100.0%	(0.8)%	(0.8)%
Panamax	98.0%	99.4%	(1.4)%	(1.4)%
Ultramax	100.0%	99.2%	0.8%	0.8%
Supramax	99.3%	98.0%	1.3%	1.3%
Handymax	95.9%	92.0%	3.9%	4.2%
Handysize	99.5%	99.1%	0.4%	0.4%

Fleet average	99.1%	98.5%	0.6%	0.6%

	For the Three Months Ended
	March 31,		Increase
	2017	2016	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$6,974	$252	$6,722	2,667.5%
Panamax	7,791	2,760	5,031	182.3%
Ultramax	7,595	4,060	3,535	87.1%
Supramax	6,026	3,025	3,001	99.2%
Handymax	6,331	1,877	4,454	237.3%
Handysize	5,982	3,739	2,243	60.0%

Fleet average	6,498	2,629	3,869	147.2%

Daily vessel operating expenses (6)
Capesize	$4,620	$4,824	$(204)	(4.2)%
Panamax	4,631	4,260	371	8.7%
Ultramax	4,332	4,882	(550)	(11.3)%
Supramax	4,501	4,749	(248)	(5.2)%
Handymax	4,311	4,523	(212)	(4.7)%
Handysize	4,004	4,272	(268)	(6.3)%

Fleet average	4,395	4,573	(178)	(3.9)%

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

	For the Three Months Ended
	March 31,
	2017	2016
Voyage revenues (in thousands)	$38,249	$20,131
Voyage expenses (in thousands)	3,241	3,896
	35,008	16,235
Total available days	5,387.2	6,174.5
Total TCE rate	$6,498	$2,629

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

Operating Data

The following tables represent the operating data for the three months ended March 31, 2017 and 2016 on a consolidated basis.

	For the Three Months Ended
	March 31,
	2017	2016	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$38,249	$20,131	$18,118	90.0%
Service revenues	—	811	(811)	(100.0)%

Total revenues	38,249	20,942	17,307	82.6%

Operating Expenses:
Voyage expenses	3,241	3,896	(655)	(16.8)%
Vessel operating expenses	24,884	29,127	(4,243)	(14.6)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $711 and $5,486, respectively)	4,909	10,569	(5,660)	(53.6)%
Technical management fees	1,981	2,286	(305)	(13.3)%
Depreciation and amortization	18,173	20,339	(2,166)	(10.6)%
Impairment of vessel assets	—	1,685	(1,685)	(100.0)%
Gain on sale of vessels	(6,369)	—	(6,369)	100.0%

Total operating expenses	46,819	67,902	(21,083)	(31.0)%

Operating loss	(8,570)	(46,960)	38,390	(81.8)%
Other expense	(7,030)	(7,176)	146	(2.0)%

Loss before reorganization items, net	(15,600)	(54,136)	38,536	(71.2)%
Reorganization items, net	—	(94)	94	(100.0)%

Loss before income taxes	(15,600)	(54,230)	38,630	(71.2)%
Income tax expense	—	(253)	253	(100.0)%

Net loss	$(15,600)	$(54,483)	$38,883	(71.4)%

Net loss per share - basic	$(0.47)	$(7.55)	$7.08	(93.8)%
Net loss per share - diluted	$(0.47)	$(7.55)	$7.08	(93.8)%
Weighted average common shares outstanding - basic	33,495,738	7,218,795	26,276,943	364.0%
Weighted average common shares outstanding - diluted	33,495,738	7,218,795	26,276,943	364.0%

EBITDA (1)	$9,538	$(26,840)	$36,378	(135.5)%

(1)

EBITDA represents net (loss) income plus net interest expense, taxes and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP (i.e. non-GAAP measure) and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our Condensed Consolidated Statements of Cash Flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net (loss) income for each of the periods presented above:

	For the Three Months Ended
	March 31,
	2017	2016
Net loss	$(15,600)	$(54,483)
Net interest expense	6,965	7,051
Income tax expense	—	253
Depreciation and amortization	18,173	20,339

EBITDA (1)	$9,538	$(26,840)

Results of Operations

The following tables set forth information about the current employment of the vessels in our fleet as of May 8, 2017:

	Year		Charter
Vessel	Built	Charterer	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	Swissmarine Services S.A.	Jun. 2017/Feb. 2018	$7,800/106% of BCI	(3)
Genco Tiberius	2007	Cargill International S.A.	July 2017	$10,500
Genco London	2007	Swissmarine Services S.A.	May 2017	100% of BCI
Genco Titus	2007	Louis Dreyfus Company Freight Asia Pte. Ltd.	July 2017	$12,000	(4)
Genco Constantine	2008	Swissmarine Services S.A.	June 2017	$7,800
Genco Hadrian	2008	Swissmarine Services S.A.	June 2017	98.5% of BCI
Genco Commodus	2009	Swissmarine Asia Pte. Ltd.	June 2017	$3,250 with 50% profit sharing
Genco Maximus	2009	Trafigura Maritime Logistics Pte. Ltd.	July 2017	$11,000
Genco Claudius	2010	Swissmarine Services S.A.	May 2017	$8,000
Genco Tiger	2011	Uniper Global Commodities SE.	August 2017	$10,750
Baltic Lion	2012	Koch Shipping Pte. Ltd.	October 2017	$15,300	(5)
Baltic Bear	2010	Swissmarine Services S.A.	May 2017	$7,000
Baltic Wolf	2010	Cargill International S.A.	February 2018	$15,350	(6)

Panamax Vessels
Genco Beauty	1999	Cargill International S.A.	May 2017	$7,000	(7)
Genco Knight	1999	Swissmarine Services S.A.	April 2017	97.5% of BPI	(8)
Genco Vigour	1999	Cofco Agri Freight Geneva, S.A.	May 2017	$8,000	(9)
Genco Surprise	1998	Glencore Agriculture B.V. Rotterdam	June 2017	$11,500	(10)
Genco Raptor	2007	M2M Panamax Pool Ltd.	April 2017	100% of BPI	(11)
Genco Thunder	2007	Swissmarine Services S.A.	June 2017	100% of BPI

Ultramax Vessels
Baltic Hornet	2014	Swissmarine Asia Pte. Ltd.	June 2018	113.5% of BSI
Baltic Wasp	2015	Pioneer Navigation Ltd.	May 2017/Jul. 2018	$3,250 with 50% profit sharing/$11,000
Baltic Scorpion	2015	Bunge S.A.	June 2017	$7,500
Baltic Mantis	2015	Pioneer Navigation Ltd.	June 2017	115% of BSI

	Year		Charter
Vessel	Built	Charterer	Expiration(1)	Cash Daily Rate(2)
Supramax Vessels
Genco Predator	2005	ED&F Man Shipping Ltd.	May 2017	$13,500	(12)
Genco Warrior	2005	Centurion Bulk Pte. Ltd., Singapore	June 2017	98.5% of BSI
Genco Hunter	2007	Pioneer Navigation Ltd.	June 2017	104% of BSI
Genco Cavalier	2007	Bulkhandling Handymax A/S	August 2017	Spot Pool	(13)
Genco Lorraine	2009	Bulkhandling Handymax A/S	August 2017	Spot Pool	(13)
Genco Loire	2009	Bulkhandling Handymax A/S	August 2017	Spot Pool	(13)
Genco Aquitaine	2009	Gearbulk Pool Ltd., Norway	June 2017	$16,000	(14)
Genco Ardennes	2009	Clipper Sapphire Pool	June 2017	Spot Pool	(15)
Genco Auvergne	2009	Western Bulk Pte. Ltd., Singapore	June 2017	$9,350	(16)
Genco Bourgogne	2010	Clipper Sapphire Pool	August 2017	Spot Pool	(15)
Genco Brittany	2010	Clipper Sapphire Pool	August 2017	Spot Pool	(15)
Genco Languedoc	2010	Clipper Sapphire Pool	June 2017	Spot Pool	(15)
Genco Normandy	2007	Bulkhandling Handymax A/S	August 2017	Spot Pool	(13)
Genco Picardy	2005	Centurion Bulk Pte. Ltd., Singapore	July 2017	$9,000	(17)
Genco Provence	2004	Eastern Bulk A/S	June 2017	$11,600	(18)
Genco Pyrenees	2010	Clipper Sapphire Pool	August 2017	Spot Pool	(15)
Genco Rhone	2011	Cargill International S.A.	May 2017	$15,000	(19)
Baltic Leopard	2009	Bulkhandling Handymax A/S	August 2017	Spot Pool	(13)
Baltic Panther	2009	Bulkhandling Handymax A/S	August 2017	Spot Pool	(13)
Baltic Jaguar	2009	Centurion Bulk Pte. Ltd.	June 2017	$8,500	(20)
Baltic Cougar	2009	Bulkhandling Handymax A/S	August 2017	Spot Pool	(13)

Handymax Vessels
Genco Prosperity	1997	TST NV, Nevis	May 2017	87.5% of BSI
Genco Muse	2001	Centurion Bulk Pte. Ltd., Singapore	July 2017	$10,250	(21)

Handysize Vessels
Genco Progress	1999	Clipper Logger Pool	November 2017	Spot Pool	(22)
Genco Explorer	1999	Clipper Logger Pool	November 2017	Spot Pool	(22)
Baltic Hare	2009	Clipper Logger Pool	November 2017	Spot Pool	(22)
Baltic Fox	2010	Clipper Logger Pool	November 2017	Spot Pool	(22)
Genco Charger	2005	Clipper Logger Pool	November 2017	Spot Pool	(22)
Genco Challenger	2003	Clipper Logger Pool	November 2017	Spot Pool	(22)
Genco Champion	2006	Clipper Logger Pool	November 2017	Spot Pool	(22)
Baltic Wind	2009	Ultrabulk A/S	July 2017	$9,000	(23)
Baltic Cove	2010	Clipper Bulk Shipping Ltd.	July 2017	$5,750
Baltic Breeze	2010	Clipper Bulk Shipping	June 2017	$8,000	(24)
Genco Ocean	2010	Falcon Navigation A/S	May 2017	$8,600	(25)
Genco Bay	2010	Clipper Bulk Shipping	June 2017	$8,000	(26)
Genco Avra	2011	Ultrabulk S.A.	June 2017	104% of BHSI
Genco Mare	2011	Pioneer Navigation Ltd.	July 2017	103.5% of BHSI
Genco Spirit	2011	Western Bulk Carriers A/S/Falcon Navigation A/S	May/Jul. 2017	$9,250/$9,250	(27)

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

(3)

We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter for 8.5 to 12.5 months at a rate based on 106% of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. The extension is expected to begin on or about June 3, 2017.

(4)

We have reached an agreement with Louis Dreyfus Company Freight Asia Pte. Ltd. on a time charter for 4.5 to 8 months at a rate of $12,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 6, 2017 after completion of drydocking for scheduled maintenance. The vessel had redelivered to us on February 23, 2017.
(5)

We have reached an agreement with Koch Shipping Pte. Ltd. on a time charter for 5 to 8.5 months at a rate of $15,300 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel is expected to deliver to charterers on or about May 19, 2017. The vessel has not been delivered to the charterer by the date specified in the agreement, and the charterer therefore has the option through the date of the vessel’s readiness to cancel the agreement.

(6)

We have reached an agreement with Cargill International S.A. on a time charter for 9 to 12.5 months at a rate of $15,350 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on May 5, 2017.

(7)

We have reached an agreement with Cargill International S.A. on a time charter for approximately 70 days at a rate of $7,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 3, 2017 after repositioning. The vessel had redelivered to us on January 30, 2017.

(8)	The vessel redelivered to us on April 17, 2017 and is currently in drydocking for scheduled maintenance.
(9)

We have reached an agreement with Cofco Agri Freight Geneva, S.A. on a time charter for approximately 75 days at a rate of $8,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 18, 2017.

(10)

We have reached an agreement with Glencore Agriculture B.V. Rotterdam on a time charter for approximately 75 days at a rate of $11,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 21, 2017 after repositioning. The vessel had redelivered to us on March 11, 2017.

(11)	The vessel redelivered to us on April 10, 2017 and is currently in drydocking for scheduled maintenance.
(12)

We have reached an agreement with ED&F Man Shipping Ltd. on a time charter for approximately 30 days at a rate of $13,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 21, 2017 after repositioning. The vessel had redelivered to us on April 17, 2017.

(13)

We have reached an agreement to enter these vessels into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. We can withdraw a vessel with three months’ notice.

(14)

We have reached an agreement with Gearbulk Pool Ltd., Norway on a time charter for approximately 40 days at a rate of $16,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 29, 2017 after repositioning. The vessel had redelivered to us on April 10, 2017.

(15)

We have reached an agreement to enter these vessels into the Clipper Sapphire Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager. We can withdraw a vessel with a minimum notice of six months.  On February 3, 2017, we provided notice to withdraw five vessels from the pool.

(16)

We have reached an agreement with Western Bulk Pte. Ltd., Singapore on a time charter for 3 to 5.5 months at a rate of $9,350 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 19, 2017 after repositioning. The vessel had redelivered to us on March 16, 2017.

(17)

We have agreed to an extension with Centurion Bulk Pte. Ltd., Singapore on a time charter for 4 to 6.5 months at a rate of $9,000 per day. Hire is paid every 15 days in advances less a 5.00% third-party broker age commission. The extension began on March 8, 2017.

(18)

We have reached an agreement with Eastern Bulk A/S on a time charter for 2 to 4.5 months at a rate of $11,600 per day. Hire is paid every 15 days in advance less a 5.00% third-party commission. The vessel delivered to charterers on April 20, 2017 after repositioning. The vessel redelivered to us on April 18, 2017.

(19)

We have reached an agreement with Cargill International S.A. on a time charter for approximately 40 days at a rate of $15,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 11, 2017 after repositioning. The vessel had redelivered to us on March 27, 2017.

(20)

We have agreed to an extension with Centurion Bulk Pte. Ltd. on a time charter for 2.5 to 5.5 months at a rate of $8,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The extension began on April 3, 2017.

(21)

We have reached an agreement with Centurion Bulk Pte. Ltd. Singapore on a time charter for 2.5 to 5.5 months at a rate of $10,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 9, 2017.

(22)

We have reached an agreement to enter these vessels into the Clipper Logger Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager. We can withdraw the vessels with a minimum notice of six months. On May 1, 2017, we provided notice to withdraw seven vessels from the pool.

(23)

We have reached an agreement with Ultrabulk A/S on a time charter for 2.5 to 5.5 months at a rate of $9,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 23, 2017.

(24)

We have reached an agreement with Clipper Bulk Shipping on a time charter for 3 to 5.5 months at a rate of $8,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 15, 2017 after repositioning. The vessel had redelivered to us on February 21, 2017.

(25)

We have reached an agreement with Falcon Navigation A/S on a time charter for 3.5 to 6.5 months at a rate of $8,600 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on December 31, 2016.

(26)

We have reached an agreement with Clipper Bulk Shipping on a time charter for 3 to 5.5 months at a rate of $8,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 28, 2017.

(27)

We have reached an agreement with Falcon Navigation A/S on a time charter for 2.5 to 5.5 months at a rate of $9,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel is expected to deliver to charterers on or about May 10, 2017. The vessel has not been delivered to the charterer by the date specified in the agreement, and the charterer therefore has the option through the date of the vessel’s readiness to cancel the agreement.

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

VOYAGE REVENUES-

For the three months ended March 31, 2017, voyage revenues increased by $18.2 million, or 90.0%, to $38.2 million as compared to $20.1 million for the three months ended March 31, 2016.  The increase in voyage revenues was primarily due to higher spot market rates achieved by the majority of our vessels partially offset by the operation of fewer vessels during the first quarter of 2017 as compared to the same period during 2016.

The average Time Charter Equivalent (“TCE”) rate of our fleet increased 147.2% to $6,498 a day for the three months ended March 31, 2017 from $2,629 a day for the three months ended March 31, 2016.  The increase in TCE rates was primarily due to higher spot rates achieved by the majority of the vessels in our fleet during the first quarter of 2017 as compared to the same period last year.  During January and February of 2017, the drybulk market experienced various seasonal events that pressured freight rates, including increased newbuilding vessel deliveries, weather related disruptions and the Chinese New Year holiday. In March, however, freight rates found support led by heightened Chinese demand for iron ore cargoes particularly from Brazil due to augmented Chinese steel production, increased coal shipments to China as well as the onset of the South American grain season. Specifically, on March 29, 2017 the BDI reached a year-to-date high of 1,338, with Capesize freight rates, as quoted by the Baltic Exchange, trading significantly higher than the same point of last year.

For the three months ended March 31, 2017 and 2016, we had 5,662.2 and 6,370.0 ownership days, respectively. The decrease in ownership days is a result of the sale of eight of our vessels during the fourth quarter of 2016 and first quarter of 2017 in addition to the scrapping of one vessel during the second quarter of 2016.  Fleet utilization increased marginally to 99.1% from 98.5% during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Refer to the “General” section above for a discussion of offhire expected during the second quarter of 2017 for the Genco Tiger and Baltic Lion.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services included oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but did not include chartering services.  The services were provided for a fee of $650 per ship per day effective October 1, 2015 pursuant to an agreement entered into between Genco Management (USA) LLC and MEP.  There was no service revenue earned during the three months ended March 31, 2017 as MEP was dissolved effective December 31, 2016 and the remaining MEP vessels were sold during 2016.  The service revenue recorded during the three months ended March 31, 2016 consisted of $0.5 million of management fees and termination fees of $0.3 million for the five MEP vessels sold during January 2016.

VOYAGE EXPENSES-

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses such as commissions which are typically borne by us. Voyage expenses include port and canal charges, fuel (bunker) expenses and brokerage commissions payable to unaffiliated third parties. Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the vessel owner. At the inception of a time charter, we record the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses and the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.  Additionally, we record the lower of cost or market adjustments to re-value the bunker fuel on a quarterly basis.

Voyage expenses decreased by $0.7 million from $3.9 million during the three months ended March 31, 2016 as compared to $3.2 million during the three months ended March 31, 2017.  The decrease was primarily due to a $1.7 million decrease in net bunker losses recorded during the first quarter of 2017 as compared to the first quarter of 2016 based on the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a result of the increase in bunker prices.  This decrease was partially offset by a $0.8 million increase in bunker consumption during repositioning of our vessels during the first quarter of 2017.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $4.2 million from $29.1 million during the first quarter of 2016 to $24.9 million during the first quarter of 2017.  This decrease was primarily due to the operation of a smaller fleet as a result of the sale of eight vessels during the fourth quarter of 2016 and first quarter of 2017, in addition to the scrapping of one vessel during the second quarter of 2016.  Additionally, the decrease was due to lower expenses related to crewing and insurance, as well as the timing of purchases of stores and spares, partially offset by higher drydocking related expenses.

Daily vessel operating expenses decreased to $4,395 per vessel per day for the three months ended March 31, 2017 from $4,573 per day for the three months ended March 31, 2016.  The decrease in daily vessel operating expenses was predominantly due to lower expenses related to crewing and insurance, as well as the timing of purchases of stores and spares, partially offset by higher drydocking related expenses.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended March 31, 2017 were $45 below the weighted-average budgeted rate of $4,440 per vessel per day for the entire year for the core fleet of 60 vessels.

Our vessel operating expenses, which generally represent fixed costs for each vessel, increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

GENERAL AND ADMINISTRATIVE EXPENSES-

We incur general and administrative expenses which relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, rent, legal, auditing and other professional expenses.  General and administrative expenses include nonvested stock amortization expense which represent the amortization of stock-based compensation that has been issued to our Directors and employees pursuant to Management Incentive Program (the”MIP”) and the 2015 Equity Incentive Plan, refer to Note 17 — Stock-Based Compensation in our Condensed Consolidated Financial Statements.  General and administrative expenses also include legal and professional fees associated with our credit facilities which are not capitalizable to deferred financing costs.

For the three months ended March 31, 2017 and 2016, general and administrative expenses were $4.9 million and $10.6 million, respectively.  The $5.7 million decrease was primarily due to a $4.8 million decrease in nonvested stock amortization expense.   Refer to Note 17 — Stock-Based Compensation in our Condensed Consolidated Financial Statements for further information.    The decrease in general and administrative expenses was also due to a $0.6 million decrease in financing related advisory fees.

TECHNICAL MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.

For the three months ended March 31, 2017 and 2016, technical management fees were $2.0 million and $2.3 million, respectively.  The $0.3 million decrease was due to the sale of eight vessels during the fourth quarter of 2016 and first quarter of 2017, in addition to the scrapping of one vessel during the second quarter of 2016.

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

Depreciation and amortization expense decreased by $2.2 million to $18.2 million during the three months ended March 31, 2017 as compared to $20.3 million during the three months ended March 31, 2016.  This decrease was primarily due to a decrease in depreciation expense for the nine vessels which were deemed impaired at June 30, 2016 and were written down to their net realizable value at June 30, 2016.  Eight of these vessels were subsequently sold during the fourth quarter of 2016 and the first quarter of 2017.  Additionally, there was a decrease in depreciation for the Genco Marine which was scrapped on May 17, 2016.

IMPAIRMENT OF VESSEL ASSETS-

During the three months ended March 31, 2017 and 2016, we recorded $0 and $1.7 million of impairment of vessel assets, respectively.  At March 31, 2016, we determined that the scrapping of the Genco Marine was more likely than not based on discussions with our Board of Directors. After determining that the sum of the estimated undiscounted future cash flows attributable to the Genco Marine did not exceed the carrying value of the vessel at March 31, 2016, we reduced the carrying value of the Genco Marine to its net realizable value, which was based on the expected proceeds from scrapping the vessel. This resulted in an impairment loss of $1.7 million during the three months ended March 31, 2016. On April 5, 2016, the Board of Directors unanimously approved the consent to scrap the Genco Marine and the scrapping of the vessel was completed on May 17, 2016.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statement for further information.  There were no vessels deemed impaired as of March 31, 2017.

GAIN ON SALE OF VESSELS-

During the first quarter of 2017, we recorded a net gain on sale of vessels of $6.4 million related to the sale of the Genco Wisdom, Genco Reliance, Genco Carrier and Genco Success. There were no vessels sold during the first quarter of 2016.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE –

Net interest expense decreased marginally by $0.1 million from $7.1 million during the three months ended March 31, 2016 to $7.0 million during the three months ended March 31, 2017.  Net interest expense during the three months ended March 31, 2017 and 2016 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The decrease in net interest expense was primarily a result of a $0.1 million increase in interest income earned during first quarter of 2017 as compared to the same period during 2016 as a result of a higher cash balance due to proceeds from the equity issuance during the fourth quarter of 2016.  Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for information regarding our credit facilities and the equity issuance.

REORGANIZATION ITEMS, NET–

Reorganization items, net decreased to $0 during the three months ended March 31, 2017 from $0.1 million during the three months ended March 31, 2016.  These reorganization items include trustee fees and professional fees incurred after we emerged from bankruptcy on July 9, 2014 in relation to the Chapter 11 Cases.  The decrease is due to the winding down of settlement payments related to the Chapter 11 Cases.  As of December 31, 2016, all outstanding claims arising from the Chapter 11 Cases were settled.  Refer to Note 15 — Reorganization items, net in our Condensed Consolidated Financial Statements for further detail.

INCOME TAX EXPENSE-

Income tax expense decreased to $0 during the three months ended March 31, 2017 from $0.3 million during the three months ended March 31, 2016.  Income tax expense during the three months ended March 31, 2016 consisted of federal, state and local income taxes on net income earned by Genco Management (USA) LLC (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we provided technical management of vessels for MEP in exchange for specified fees for these services provided.  These services were provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) was subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.

The decrease in income tax expense during the three months ended March 31, 2017 as compared to the same period during the prior year is primarily due to a decrease in service revenue recorded by Genco (USA) which was earned from MEP as a result of the sale of MEP’s twelve vessels during 2016.  MEP was subsequently dissolved by December 31, 2016.  As such, there was no income tax recorded during the first quarter of 2017.

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

On November 10, 2016, we entered into a senior secured loan facility for an aggregate principal amount of $400 million (the “$400 Million Credit Facility”) which was utilized to refinance our $100 Million Term Loan Facility, $253 Million Term Loan Facility, $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and 2015 Revolving Credit Facility, as defined in Note 8 — Debt in our Condensed Consolidated Financial Statements.  The $400 Million Credit Facility was subject to the completion of an equity financing satisfactory to the lenders with gross proceeds to us including the equity commitments as described in Note 8 — Debt in our Condensed Consolidated Financial Statements of at least $125 million and amendment of our other credit facilities on terms satisfactory to the lenders and other customary conditions.

As a condition to the effectiveness of the Second Amended Commitment Letter entered into on October 6, 2016 related to the aforementioned $400 Million Credit Facility, we entered into stock purchase agreements effective as of October 4, 2016 (the “Initial Purchase Agreements”) with funds or related entities managed by Centerbridge, SVP and Apollo (the “Investors”) for an aggregate of up to $125 million in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Investors made a firm commitment to purchase shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) for an aggregate of $86.4 million and a backstop commitment to purchase additional shares of common stock for up to $38.6 million, in each case at a purchase price of $4.85 per share. The Series A Preferred Stock was automatically and mandatorily converted into our common stock, par value $0.01 per share, upon approval by our shareholders of such conversion.  An additional 1,288,660 shares of Series A Preferred Stock were issued to the Investors as a commitment fee on a pro rata basis.   Subsequently, on October 27, 2016, we entered into a stock purchase agreement (the “Additional Purchase Agreement”) with certain of the Investors; John C. Wobensmith, our Chief Executive Officer and President; and other investors for the sale of shares of Series A Preferred Stock for an aggregate purchase price of $38.6 million at a purchase price of $4.85 per share.  The purchase price and the other terms and conditions of these transactions were established in arm’s length negotiations between an independent special committee of our board of directors (the “Special Committee”) and the investors.  The Special Committee unanimously approved the transactions. Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for further details.  On November 15, 2016, pursuant to the Initial Purchase Agreements and Additional Purchase Agreement, we completed the private placement of 27,061,856 shares of Series A Preferred Stock which included 25,773,196 shares at a price per share of $4.85 and an additional 1,288,660 shares issued as a commitment fee on a pro rata basis as noted above.  Refer to Note 1 — General Information.

Additionally, on November 15, 2016, we entered into Supplemental Agreements with lenders under our 2014 Term Loan Facilities (as defined in Note 8 — Debt in our Condensed Consolidated Financial Statements) which, among other things, amended the Company’s collateral maintenance covenants under the 2014 Term Loan Facilities to provide that such covenants will not be tested through December 30, 2017 and the minimum collateral value to loan ratio will be 100% from December 31, 2017, 105% from June 30, 2018, 115% from December 31, 2018 and 135% from December 31, 2019.  These Supplemental Agreements also provided for certain other amendments to the 2014 Term Loan

Facilities, which included reductions in the minimum liquidity requirements consistent with the $400 Million Credit Facility and restrictions on incurring indebtedness, making investments (other than through non-recourse subsidiaries) or paying dividends, similar to the $400 Million Credit Facility.

Lastly, on November 15, 2016, we also entered into an Amending and Restating Agreement which amended and restated the credit agreements and the guarantee for the $98 Million Credit Facility (as defined in Note 8 — Debt in our Condensed Consolidated Financial Statements) (the “Restated $98 Million Credit Facility”).  The Restated $98 Million Credit Facility provides for the following: reductions in the minimum liquidity requirements consistent with the $400 Million Credit Facility; netting of certain amounts against the measurements of the collateral maintenance covenant, which remains in place with a 140% value to loan threshold; a portion of amounts required to be maintained under the minimum liquidity covenant for this facility may, under certain circumstances, be used to prepay the facility to maintain compliance with the collateral maintenance covenant; elimination of the original maximum leverage ratio and minimum net worth covenants; and restrictions on incurring indebtedness, making investments (other than through non-recourse subsidiaries) or paying dividends, similar to those provided for in the $400 Million Credit Facility.

At March 31, 2017, we believe we were in compliance with all financial covenants under the $400 Million Credit Facility, 2014 Term Loan Facilities and Restated $98 Million Credit Facility.

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

Dividends

We are currently prohibited from paying dividends under certain of our facilities other than limited dividend amounts attributable to wholly-owned, non-recourse subsidiaries that meet certain criteria under our credit facilities.  The longest such restriction is in effect until December 31, 2020.  Following December 31, 2020, the amount of dividends we may pay is generally limited based on the amount of our unrestricted cash and cash equivalents as compared to the minimum liquidity amount in effect from time to time under the $400 Million Facility and the 2014 Term Loan Facilities, the repayment of at least $25 million of the loan under the $98 Million Credit Facility, and the ratio of the value of vessels and certain other collateral pledged under the each of our credit facilities to the amount of the loan outstanding under such facility.  In addition, under the $98 Million Credit Facility, dividends may only be paid out of excess cash flow of Genco and its subsidiaries (as defined such facility).    Moreover, we would make dividend payments to our shareholders only if our Board of Directors, acting in its sole discretion, determines that such payments would be in our best interest and in compliance with relevant legal and contractual requirements. The principal business factors that our Board of Directors would consider when determining the timing and amount of dividend payments would be our earnings, financial condition and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends other than from surplus. Marshall Islands law also prohibits the declaration and payment of dividends while a company is insolvent or would be rendered insolvent by the payment of such a dividend.

Cash Flow

Net cash used in operating activities for the three months ended March 31, 2017 and 2016 was $6.0 million and $27.3 million, respectively.  Included in the net loss during the three months ended March 31, 2016 was $1.7 million of non-cash impairment charges. Also included in the net loss during the three months ended March 31, 2017 and 2016 are $0.7 million and $5.5 million, respectively, of non-cash amortization of non-vested stock compensation related to the 2014 Management Incentive Plan. There was also a gain on sale of vessels in the amount of $6.4 million due to the sale of four vessels and paid in kind interest of $1.5 million related to the $400 Million Credit Facility during the three months ended March 31, 2017. Depreciation and amortization expense decreased by $2.2 million due to the sale or scrapping of nine vessels during the nine months ended December 31, 2016 and the three months ended March 31, 2017.  Additionally, the fluctuation in prepaid expense and other current assets decreased by $1.3 million due to the timing of prepaid payments made.  Lastly, there was a $2.8 million increase in deferred drydocking costs incurred because there were more vessels that completed drydocking during the three months ended March 31, 2017 as compared to the same period during 2016.

Net cash provided by investing activities was $13.2 million during the three months ended March 31, 2017 as compared to $0.4 million during the three months ended March 31, 2016.  The increase is primarily due to $12.6 million of proceeds from the sale of four vessels during the three months ended March 31, 2017. Additionally, there was a decrease in deposits of restricted cash during the three months ended March 31, 2017 as a result of the release of $0.6 million of restricted cash for required capital expenditures for our vessels.  These increases were partially offset by a decrease of $0.9 million for the proceeds from the sale of available-for-sale securities.

Net cash used in financing activities was $1.7 million and $18.6 million during the three months ended March 31, 2017 and 2016, respectively.  Net cash used in financing activities of $1.7 million for the three months ended March 31, 2017 consisted primarily of the following:  $1.0 million payment of Series A Preferred Stock issuance costs; $0.7 million repayment of debt under the 2014 Term Loan Facilities; and $0.1 million repayment of debt under the $400 Million Credit Facility.  Net cash used in financing activities of $18.6 million for the three months ended March 31, 2016 consisted primarily of the following: $10.2 million repayment of debt under the $253 Million Term Loan Facility, $3.0 million repayment of debt under the $148 Million Credit Facility, $1.9 million repayment of debt under the $100 Million Term Loan Facility, $1.6 million repayment of debt under the 2015 Revolving Credit Facility, $0.7 million repayment of debt under $44 Million Term Loan Facility, $0.7 million repayment of debt under the 2014 Term Loan Facilities; and $0.4 million repayment of debt under the $22 Million Term Loan Facility.  On November 15, 2016, the $400 Million Credit Facility refinanced the following six credit facilities: the $253 Million Term Loan Facility, the $148 Million Credit Facility, the $100 Million Term Loan Facility, the 2015 Revolving Credit Facility, the $44 Million Term Loan Facility and the $22 Million Term Loan Facility.

Credit Facilities

Refer to the 2016 10-K for a summary and description of our outstanding credit facilities, including the underlying financial and non-financial covenants, which are incorporated herein by reference.  On November 10, 2016, we entered into the $400 Million Credit Facility which refinanced the following six of our credit facilities on November 15, 2016; the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, the 2015 Revolving Credit Facility, the $44 Million Term Loan Facility, the $148 Million Credit Facility and the $22 Million Term Loan Facility.

Refer to Note 8 —Debt in our Condensed Consolidated Financial Statements for information regarding agreements and waivers that were entered into, in addition to the terms and fees associated with those agreements.

At March 31, 2017, we believed we were in compliance with all of the financial covenants under the $400 Million Credit Facility, the Restated $98 Million Credit Facility and the 2014 Term Loan Facilities.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At March 31, 2017 and December 31, 2016, we did not have any interest rate swap agreements.  As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  In determining the fair value of interest rate derivatives, we would consider the creditworthiness of both the counterparty and ourselves immaterial. Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations.  Amounts would not and should not be identical due to the different modeling assumptions.  Any material differences would be investigated.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charterers and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of March 31, 2017 and December 31, 2016.

Contractual Obligations

The following table sets forth our contractual obligations and their scheduled maturity dates as of March 31, 2017.  The table incorporates the employment agreement entered into in September 2007 with our Chief Executive Officer and President, John C. Wobensmith, which was amended on March 23, 2017.  The interest and borrowing fees and scheduled credit agreement payments below reflect the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities, as well as other fees associated with the facilities.  For the interest and scheduled credit agreement payments for the $400 Million Credit Facility, we have assumed that we will elect that 1.50% of the interest expense will be paid in-kind (“PIK interest”) through December 31, 2018, of which will be payable on the maturity date of the facility, November 15, 2021. Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for further information regarding the terms of the aforementioned credit facilities.  The following table also incorporates the future lease payments associated with the lease for our current space.  Refer to Note 16 — Commitments and Contingencies in our Condensed Consolidated Financial Statements for further information regarding the terms of our current lease agreement.

		Less Than	One to	Three to
		One	Three	Five	More than
	Total	Year (1)	Years	Years	Five Years
	(U.S. dollars in thousands)
Credit Agreements	$535,922	$3,794	$56,365	$461,269	$14,494
Interest and borrowing fees	104,353	16,559	48,597	38,089	1,108
Executive employment agreement	366	366	—	—	—
Office leases	17,313	807	3,146	4,460	8,900
Totals	$657,954	$21,526	$108,108	$503,818	$24,502

(1)	Represents the nine-month period ending December 31, 2017.

Interest expense has been estimated using 1.16% plus the applicable margin of 3.75% for the $400 Million Credit Facility, 6.125% for the $98 Million Credit Facility and 2.50% for the 2014 Term Loan Facilities.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of 61 drybulk vessels, including 13 Capesize drybulk carriers, six Panamax drybulk carriers, four Ultramax drybulk carriers, 21 Supramax drybulk carriers, two Handymax drybulk carriers and 15 Handysize drybulk carriers.

As previously announced, we have initiated a fuel efficiency upgrade program for certain of our vessels. We believe this program will generate considerable fuel savings going forward and increase the future earnings potential for these vessels. The upgrades have been successfully installed on 16 of our vessels, which completed their respective planned drydockings during 2014 and 2015.  We did not install fuel efficiency upgrades on any vessels during 2016.  Currently, during 2017, we plan to install the fuel efficiency upgrade on the Genco London for approximately $0.3 million, which is expected to be installed during its planned drydocking (the cost of which is not included in the estimated drydocking costs below).

Under U.S. Federal law and 33 CFR, Part 151, Subpart D, U.S. approved ballast water treatment systems will be required to be installed in all vessels at the first out of water drydocking after January 1, 2016 if these vessels are to discharge ballast water inside 12 nautical miles of the coast of the U.S. U.S. authorities did not approve ballast water treatment systems until December 2016. Therefore, the USCG has granted us extensions for our vessels with 2016 drydocking deadlines until January 1, 2018; however, an alternative management system (“AMS”) may be installed in lieu. For example, in February 2015, the USCG added Bawat to the list of ballast water treatment systems that received AMS acceptance. An AMS is valid for five years from the date of required compliance with ballast water discharge standards, by which time it must be replaced by an approved system unless the AMS itself achieves approval. We had applied for a supplement to this application for vessels drydocking in 2016 in order get a further extension to the vessels’ next scheduled drydockings in year 2021.  We have received extensions on most of the applications and we are awaiting the USCG’s formal notice of approval for certain vessels.  The cost of these systems will vary based on the size of the vessel, and the Company estimates the cost of the systems to be $1.0 million for Capesize, $0.8 million for Panamax, $0.8 million for Supramax, $0.7 million for Handymax and $0.7 million for Handysize vessels. Any newbuilding vessels that we acquire will have at least an AMS installed when the vessel is being built. Additionally, for our vessels scheduled to drydock in 2017 and 2018, the USCG has granted an extension that enables us to defer installation to the next scheduled out of water drydocking.  In addition, on September 8, 2016, the BWM Convention was ratified and will be in effect on September 8, 2017.  This will require vessels to have ballast water treatment systems installed to coincide with the vessels’ next IOPP renewal survey after September 8, 2017.  The costs of ballast water treatment systems will be capitalized and depreciated over the remainder of the life of the vessel, assuming the system the Company installs becomes approved by both the IMO and the USCG. These amounts would be in addition to the amounts budgeted for drydocking below.

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet. We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, and scheduled off-hire days for our fleet through 2018 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2017 (April 1 - December 31, 2017)	$7.5	180
2018	$3.4	80

The costs reflected are estimates based on drydocking our vessels in China. Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.  These costs do not include drydock expense items that are reflected in vessel operating expenses, including the write-off of any steel that is replaced during drydocking.  Additionally, these costs do not include the cost of ballast water treatment systems and fuel efficiency upgrades as noted above.

Actual length of drydocking will vary based on the condition of the vessel, yard schedules and other factors.  Higher repairs and maintenance expense during drydocking for vessels which are over 15 years old typically result in a higher number of off-hire days depending on the condition of the vessel.

During the three months ended March 31, 2017 and 2016, we incurred a total of $2.8 million and thirty-one thousand dollars of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

Six of our vessels completed drydockings during the three months ended March 31, 2017. We estimate that nine of our vessels will be drydocked during the remainder of 2017 and 4 of our vessels will be drydocked during 2018.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes or updates to the critical accounting policies as disclosed in the 2016 10-K.

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

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2016 10-K.  Excluding the three Bourbon vessels we resold immediately upon delivery to MEP at our cost, we have sold twelve of our vessels since our inception and realized a profit in each instance, with the exception of the Genco Marine which was scrapped on May 17, 2016.  Additionally, we incurred a $53.8 million loss from the forfeiture of our deposit and related interest when we determined to cancel an acquisition of six drybulk newbuildings in November 2008.

During the three months ended March 31, 2017 and 2016, we recorded $0 and $1.7 million impairment of vessel assets, respectively.  The $1.7 million impairment loss recorded during the first quarter of 2016 was recorded for the Genco Marine when we had determined that it was more likely than not that the vessel would be scrapped.  On April 5, 2016, the Board of Directors unanimously approved scrapping the Genco Marine and it was sold to a demolition yard and scrapped on May 17, 2016.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information which describes how we determined that the vessel asset was impaired.

Pursuant to our credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $400 Million Credit Facility, $98 Million Credit Facility and the 2014 Term Loan Facilities as of March 31, 2017.  Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for further details. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the credit facilities.  For unencumbered vessels, we utilized the June 30, 2016 vessel valuations at March 31, 2017 and December 31, 2016 as these vessels were impaired as of June 30, 2016 and vessels valuations were not obtained since.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at March 31, 2017 and December 31, 2016.  Vessels have been grouped according to their collateralized status as of March 31, 2017.  The carrying value of the Genco Prosperity at March 31, 2017 reflects the impairment loss recorded for the vessel.  The carrying value of the Genco Carrier, Genco Prosperity, Genco Reliance, Genco Success and Genco Wisdom at December 31, 2016 reflects the impairment loss recorded for these vessels.

At March 31, 2017, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facilities as of the most recent compliance testing date were lower than their carrying values at March 31, 2017, with the exception of the Genco Tiger and the one aforementioned vessel (Genco Prosperity), which was unencumbered at March 31, 2017 and was written down to its estimated net realizable value as of June 30, 2016 as it was determined that the vessel asset was impaired.  At December 31, 2016, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facilities as of the most recent compliance testing date were lower than their carrying values at December 31, 2016, with the exception of the five aforementioned vessels (Genco Carrier, Genco Prosperity, Genco Reliance, Genco Success and Genco Wisdom) which were unencumbered at December 31, 2016 and were written down to their estimated net realizable value as of June 30, 2016 it was determined the vessel assets were impaired.

The amount by which the carrying value at March 31, 2017 of all of the vessels in our fleet, with the exception of the two aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from ten thousand dollars to $21.5 million per vessel, and $546.7 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2016 of all of the vessels in our fleet, with the exception of the five aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $4.3 million to $23.2 million per vessel, and $678.9 million on an aggregate fleet basis.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $9.3 million at March 31, 2017 and $11.3 million as of December 31, 2016.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	March 31,	December 31,
Vessels	Year Built	Acquired	2017	2016
Unencumbered
Genco Carrier	1998	2004	$—	1,614
Genco Prosperity	1997	2005	1,614	1,614
Genco Reliance	1999	2004	—	1,373
Genco Success	1997	2005	—	1,612
Genco Wisdom	1997	2005	—	1,614
TOTAL			$1,614	$7,827

$400 Million Credit Facility
Baltic Bear	2010	2010	43,114	43,595
Baltic Lion	2009	2013	33,010	33,320
Baltic Wolf	2010	2010	43,222	43,694
Genco Claudius	2010	2009	43,734	44,233
Genco Commodus	2009	2009	41,664	42,146
Genco Maximus	2009	2009	41,703	42,181
Genco Tiger	2010	2013	30,739	31,024
Genco Raptor	2007	2008	17,719	17,948
Genco Surprise	1998	2006	9,045	9,273
Genco Thunder	2007	2008	17,768	17,993
Baltic Mantis	2015	2015	28,769	29,032
Baltic Scorpion	2015	2015	28,510	28,773
Baltic Cougar	2009	2010	18,363	18,579
Baltic Jaguar	2009	2010	18,372	18,587
Baltic Leopard	2009	2009	18,343	18,561
Baltic Panther	2009	2010	18,352	18,568
Genco Aquitaine	2009	2010	18,943	19,165
Genco Ardennes	2009	2010	18,957	19,178
Genco Auvergne	2009	2010	19,148	19,368
Genco Bourgogne	2010	2010	20,049	20,279

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	March 31,	December 31,
Vessels	Year Built	Acquired	2017	2016
Genco Brittany	2010	2010	20,064	20,292
Genco Hunter	2007	2007	20,188	20,465
Genco Languedoc	2010	2010	20,074	20,302
Genco Loire	2009	2010	18,317	18,537
Genco Lorraine	2009	2010	18,297	18,519
Genco Normandy	2007	2010	16,729	16,945
Genco Picardy	2005	2010	17,753	18,036
Genco Provence	2004	2010	16,697	16,973
Genco Pyrenees	2010	2010	20,045	20,278
Genco Rhone	2011	2011	21,164	21,395
Genco Warrior	2005	2007	17,722	18,010
Genco Muse	2001	2005	12,253	12,512
Baltic Breeze	2010	2010	18,899	19,112
Baltic Cove	2010	2010	18,842	19,059
Baltic Fox	2010	2013	18,440	18,661
Baltic Hare	2009	2013	17,377	17,591
Baltic Wind	2009	2010	17,878	18,092
Genco Avra	2011	2011	19,944	20,164
Genco Bay	2010	2010	18,842	19,061
Genco Challenger	2003	2007	10,989	11,193
Genco Explorer	1999	2004	7,582	7,778
Genco Mare	2011	2011	19,968	20,187
Genco Ocean	2010	2010	18,885	19,100
Genco Progress	1999	2005	7,564	7,761
Genco Spirit	2011	2011	20,001	20,216
TOTAL			$964,038	$975,736

$98 Million Credit Facility
Genco Constantine	2008	2008	39,513	40,020
Genco Augustus	2007	2007	37,234	37,741
Genco London	2007	2007	36,120	36,572
Genco Titus	2007	2007	36,463	36,917
Genco Tiberius	2007	2007	37,158	37,663
Genco Hadrian	2008	2008	39,327	39,794
Genco Knight	1999	2005	9,910	10,144

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	March 31,	December 31,
Vessels	Year Built	Acquired	2017	2016
Genco Beauty	1999	2005	10,009	10,234
Genco Vigour	1999	2004	10,032	10,255
Genco Predator	2005	2007	17,737	18,023
Genco Cavalier	2007	2008	16,684	16,905
Genco Champion	2006	2008	13,831	14,044
Genco Charger	2005	2007	12,911	13,116
TOTAL			$316,929	$321,428

2014 Term Loan Facilities
Baltic Hornet	2014	2014	26,924	27,178
Baltic Wasp	2015	2015	27,176	27,431
TOTAL			$54,100	$54,609

Consolidated Total			$1,336,681	$1,359,600

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, we would record a loss in the amount of the difference.  Refer to Note 2 — Summary of Significant Accounting Policies and Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements for information regarding the sale of vessel assets and the classification of the vessel assets held for sale as of March 31, 2017 and December 31, 2016.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  At March 31, 2017 and December 31, 2016, we did not have any interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  During the three months ended March 31, 2017 and 2016, we were subject to the following interest rates on the outstanding debt under our credit facilities:

•	$400 Million Credit Facility — three-month LIBOR plus 3.75% effective November 14, 2016, when the draw down on this facility was made

•	$98 Million Credit Facility — three-month LIBOR plus 6.125%

•	2014 Term Loan Facilities — three-month or six-month LIBOR plus 2.50%

•	2015 Revolving Credit Facility — three-month LIBOR plus a range of 3.40% to 4.25% until November 15, 2016

•	$148 Million Credit Facility — LIBOR plus 3.00% until November 15, 2016

•	$44 Million Term Loan Facility — three-month LIBOR plus 3.35% until November 15, 2016

•	$22 Million Term Loan Facility — three-month LIBOR plus 3.35% until November 15, 2016

•	$253 Million Term Loan Facility — three-month or six-month LIBOR plus 3.50% until November 15, 2016

•	$100 Million Term Loan Facility — LIBOR plus 3.50% until November 15, 2016

A 1% increase in LIBOR would result in an increase of $1.3 million in interest expense for the three months ended March 31, 2017.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  As of March 31, 2017 and December 31, 2016, we did not have any derivative financial instruments.

Refer to “Interest rate risk” section above for further information regarding interest rate swap agreements.

Currency and exchange rates risk

The international shipping industry’s functional currency is the U.S. Dollar.  Virtually all of our revenues and most of our operating costs are in U.S. Dollars.  We incur certain operating expenses in currencies other than the U.S. dollar, and the foreign exchange risk associated with these operating expenses is immaterial.

Investments

We held investments in equity securities of Jinhui, which were classified as available for sale (“AFS”) under Accounting Standards Codification 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”).  Pursuant to guidance in ASC 320-10, changes between our cost basis in these securities and their market value were recognized as an adjustment to their carrying values with an offsetting adjustment to AOCI at each reporting date.  Prior to the sale of our remaining shares of Jinhui during the fourth quarter of 2016, we reviewed the carrying value of such investments on a quarterly basis to determine if there were any indicators of other-than-temporary impairment in accordance with ASC 320-10.  Based on our review as of March 31, 2016, we did not deem our investment in Jinhui to be other-than-temporarily impaired.  During the three months ended March 31, 2016, there were no expenses recorded related to the impairment of investment in our Condensed Consolidated Statement of Operations.  Refer to Note 5 — Investments in the Condensed Consolidated Financial Statements.

ITEM 4.        CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6.  EXHIBITS

The list of exhibits on the accompanying Exhibit Index are incorporated into this Item 6 by reference.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: May 11, 2017	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: May 11, 2017	By:	/s/ Apostolos Zafolias
Apostolos Zafolias
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(2)

3.3	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(3)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(4)

3.5	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(5)

3.6	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(1)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(1)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(1)

10.1	Genco Shipping & Trading Limited Amended and Restated 2015 Equity Incentive Plan.(6)

10.2	Letter Agreement dated March 23, 2017 between Genco Shipping & Trading Limited and John C. Wobensmith.(6)

10.3	Restricted Stock Unit Agreement dated March 23, 2017 between Genco Shipping & Trading Limited and John C. Wobensmith.(6)

10.4	Option Grant to John C. Wobensmith dated March 23, 2017.(6)

31.1	Certification of Chief Executive Officer and President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2017 and 2016 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

(*)	Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2017.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2016.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 28, 2016.