Form 10-Q
period 2017-06-30
GENCO SHIPPING & TRADING LTD
filed 2017-08-10
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2017: Common stock, $0.01 per share — 34,434,538 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	June 30,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$147,153	$133,400
Restricted cash	8,335	8,242
Due from charterers, net of a reserve of $132 and $283, respectively	6,433	10,373
Prepaid expenses and other current assets	22,433	15,750
Vessels held for sale	—	4,840
Total current assets	184,354	172,605

Noncurrent assets:
Vessels, net of accumulated depreciation of $193,922 and $163,053, respectively	1,315,336	1,354,760
Deferred drydock, net of accumulated amortization of $7,862 and $6,340 respectively	15,057	12,637
Fixed assets, net of accumulated depreciation and amortization of $878 and $759, respectively	951	1,018
Other noncurrent assets	514	514
Restricted cash	25,507	27,426
Total noncurrent assets	1,357,365	1,396,355

Total assets	$1,541,719	$1,568,960

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$20,355	$22,885
Current portion of long-term debt	9,576	4,576
Deferred revenue	1,648	1,488
Total current liabilities:	31,579	28,949

Noncurrent liabilities:
Long-term lease obligations	2,228	1,868
Long-term debt, net of deferred financing costs of $10,204 and $11,357, respectively	506,044	508,444
Total noncurrent liabilities	508,272	510,312

Total liabilities	539,851	539,261

Commitments and contingencies

Equity:
Series A Preferred Stock, par value $0.01; aggregate liquidation preference of $0 and $120,789 at June 30, 2017 and December 31, 2016, respectively	—	120,789
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding 34,434,538 and 7,354,449 shares at June 30, 2017 and December 31, 2016, respectively	344	74
Additional paid-in capital	1,626,584	1,503,784
Retained deficit	(625,060)	(594,948)
Total equity	1,001,868	1,029,699
Total liabilities and equity	$1,541,719	$1,568,960

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Voyage revenues	$45,370	$31,460	$83,619	$51,590
Service revenues	—	414	—	1,225

Total revenues	45,370	31,874	83,619	52,815

Operating expenses:
Voyage expenses	951	3,074	4,192	6,970
Vessel operating expenses	23,852	28,538	48,736	57,665
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,570, $5,442, $2,281 and $10,928, respectively)	5,752	11,589	10,661	22,158
Technical management fees	1,871	2,264	3,852	4,550
Depreciation and amortization	18,185	19,686	36,358	40,025
Other operating income	—	(182)	—	(182)
Impairment of vessel assets	3,339	67,594	3,339	69,278
(Gain) loss on sale of vessels	(1,343)	77	(7,712)	77

Total operating expenses	52,607	132,640	99,426	200,541

Operating loss	(7,237)	(100,766)	(15,807)	(147,726)

Other (expense) income:
Impairment of investment	—	(2,696)	—	(2,696)
Other expense	(50)	(50)	(115)	(174)
Interest income	338	33	512	95
Interest expense	(7,564)	(7,013)	(14,702)	(14,127)

Other expense	(7,276)	(9,726)	(14,305)	(16,902)

Loss before reorganization items, net	(14,513)	(110,492)	(30,112)	(164,628)
Reorganization items, net	—	(65)	—	(160)

Loss before income taxes	(14,513)	(110,557)	(30,112)	(164,788)
Income tax expense	—	(96)	—	(350)

Net loss	$(14,513)	$(110,653)	$(30,112)	$(165,138)

Net loss per share-basic	$(0.42)	$(15.32)	$(0.89)	$(22.87)
Net loss per share-diluted	$(0.42)	$(15.32)	$(0.89)	$(22.87)
Weighted average common shares outstanding-basic	34,430,766	7,221,735	33,965,835	7,220,265
Weighted average common shares outstanding-diluted	34,430,766	7,221,735	33,965,835	7,220,265

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2017 and 2016

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net loss	$(14,513)	$(110,653)	$(30,112)	$(165,138)

Other comprehensive loss	—	(864)	—	(5)

Comprehensive loss	$(14,513)	$(111,517)	$(30,112)	$(165,143)

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Six Months Ended June 30, 2017 and 2016

(U.S. Dollars in Thousands)

(Unaudited)

				Accumulated
				Other
	Series A		Additional	Comprehensive
	Preferred	Common	Paid-in	Income	Retained
	Stock	Stock	Capital	(Loss)	Deficit	Total Equity
Balance — January 1, 2017	$120,789	$74	$1,503,784	$—	$(594,948)	$1,029,699

Net loss					(30,112)	(30,112)

Conversion of 27,061,856 shares of Series A Preferred Stock	(120,789)	270	120,519			—

Issuance of 18,234 shares of vested RSUs		—	—			—

Nonvested stock amortization			2,281			2,281

Balance — June 30, 2017	$—	$344	$1,626,584	$—	$(625,060)	$1,001,868

				Accumulated
				Other
	Series A		Additional	Comprehensive
	Preferred	Common	Paid-in	Income	Retained
	Stock	Stock	Capital	(Loss)	Deficit	Total Equity
Balance — January 1, 2016	$—	$73	$1,483,105	$(21)	$(377,191)	$1,105,966

Net loss					(165,138)	(165,138)

Other comprehensive loss				(5)		(5)

Issuance of 61,244 shares of nonvested stock		1	(1)			—

Issuance of 3,138 shares of vested RSUs		—	—			—

Nonvested stock amortization			10,928			10,928

Balance - June 30, 2016	$—	$74	$1,494,032	$(26)	$(542,329)	$951,751

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016

(U.S. Dollars in Thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(30,112)	$(165,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,358	40,025
Amortization of deferred financing costs	1,153	1,458
PIK interest, net	3,028	—
Amortization of nonvested stock compensation expense	2,281	10,928
Impairment of vessel assets	3,339	69,278
(Gain) loss on sale of vessels	(7,712)	77
Impairment of investment	—	2,696
Realized loss on sale of investment	—	92
Change in assets and liabilities:
Decrease in due from charterers	3,940	2,337
(Increase) decrease in prepaid expenses and other current assets	(6,683)	2,131
Decrease in accounts payable and accrued expenses	(1,406)	(4,338)
Increase (decrease) in deferred revenue	160	(63)
Increase in lease obligations	360	360
Deferred drydock costs incurred	(5,291)	(1,073)
Net cash used in operating activities	(585)	(41,230)

Cash flows from investing activities:
Purchase of vessels, including deposits	(252)	(380)
Purchase of other fixed assets	(65)	(207)
Net proceeds from sale of vessels	15,513	1,923
Sale of AFS securities	—	2,361
Changes in deposits of restricted cash	1,826	—
Net cash provided by investing activities	17,022	3,697

Cash flows from financing activities:
Repayments on the $400 Million Credit Facility	(200)	—
Repayments on the $100 Million Term Loan Facility	—	(3,846)
Repayments on the $253 Million Term Loan Facility	—	(10,150)
Repayments on the 2015 Revolving Credit Facility	—	(3,282)
Repayments on the $44 Million Term Loan Facility	—	(1,375)
Repayments on the $148 Million Credit Facility	—	(5,994)
Repayments on the $22 Million Term Loan Facility	—	(750)
Repayments on the 2014 Term Loan Facilities	(1,381)	(1,381)
Cash settlement of non-accredited Note holders	—	(101)
Payment of Series A Preferred Stock issuance costs	(1,103)	—
Net cash used in financing activities	(2,684)	(26,879)

Net increase (decrease) in cash and cash equivalents	13,753	(64,412)

Cash and cash equivalents at beginning of period	133,400	121,074
Cash and cash equivalents at end of period	$147,153	$56,662

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands, and as of June 30, 2017, is the direct or indirect owner of all of the outstanding shares or limited liability company interests of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; Baltic Trading Limited; and the ship-owning subsidiaries as set forth below under “Other General Information.”  As of June 30, 2017, Genco Ship Management LLC is the sole owner of all of the outstanding limited liability company interests of Genco Management (USA) LLC (“Genco (USA)”).

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

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of June 30, 2017:

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

The Company formerly provided technical services for drybulk vessels purchased by Maritime Equity Partners LLC (“MEP”).  These services included oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but did not include chartering services.  The services were initially provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and were provided for an initial term of one year.   On September 30, 2015, under the oversight of an independent committee of our Board of Directors, Genco (USA) entered into certain agreements which reduced the daily service fee from $750 to $650 per day, which was effective October 1, 2015. During January 2016, five of MEP’s vessels were sold to third parties and were no longer subject to the agency agreement.  Based upon the September 30, 2015 agreement, termination fees were due in the amount of $296 which was assumed by the new owners of the five MEP vessels that were sold and were paid in full during February 2016.  Additionally, during the three months ended September 30, 2016, the remaining seven of MEP’s vessels were sold to third parties, and the agency agreement was deemed terminated upon the sale of these vessels.  Based upon the September 30, 2015 agreement, termination fees were due in the amount of $830, which was assumed by the new owners of the seven MEP vessels that were sold and were paid in full as of September 30, 2016.  MEP has been dissolved, and all previous outstanding amounts have been settled as of December 31, 2016.  Refer to Note 7 — Related Party Transactions for amounts due to or from MEP as of June 30, 2017 and December 31, 2016.

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

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016 (the “2016 10-K”).  The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2017.

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

General and administrative expenses

During the three months and year ended December 31, 2016, the Company opted to break out expenses previously classified as General, administrative and management fees into two separate categories to provide a greater level of detail of the underlying expenses.  These fees were broken out into General and administrative expenses and Technical management fees.  This change was made retrospectively for comparability purposes, and there was no effect on the Net Loss for the three and six months ended June 30, 2017 and 2016.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended June 30, 2017 and 2016 was $16,892 and $18,541, respectively.  Depreciation expense for vessels for the six months ended June 30, 2017 and 2016 was $33,598 and $37,675, respectively.

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

Vessels held for sale

During December 2016, the Board of Directors authorized the sale of the Genco Success, Genco Prosperity and Genco Wisdom.  As such, these vessel assets were classified as held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2016.  During the six months ended June 30, 2017, these vessels were sold.  Refer to Note 4 — Vessel Acquisitions and Dispositions for additional information.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of June 30, 2017 and December 31, 2016, the Company had an accrual of $481 and $220, respectively, related to these estimated customer claims.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charterers.  There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost or market adjustments to re-value the bunker fuel on a quarterly basis.  These differences in bunkers, including lower of cost or market adjustments, resulted in a net gain (loss) of $1,440 and ($1,508) during the three months ended June 30, 2017 and 2016, respectively, and $935 and ($3,805) during the six months ended June 30, 2017 and 2016, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

United States Gross Transportation Tax

The Company believes that it will not qualify for the Section 883 exemption during the year ended December 31, 2017.  In the absence of the exemption, 50% of the Company’s gross shipping income attributable to transportation beginning or ending in the U.S. (but not both beginning and ending in the U.S.) will be subject to a 4% tax without allowance for deductions (the “U.S. gross transportation tax”) during the year ended December 31, 2017.  During the three and six months ended June 30, 2017, the Company has recorded estimated U.S. gross transportation tax of $61 and $97, respectively, which has been recorded in Voyage expenses in the Condensed Consolidated Statements of Operation.

During the year ended December 31, 2016, the Company qualified for the Section 883 exemption and, therefore, did not record any U.S. gross transportation tax.

Other operating income

During the three and six months ended June 30, 2016, the Company recorded other operating income of $182.  There was no operating income earned during the three and six months ended June 30, 2017.  Other operating income recorded during the three and six months ended June 30, 2016 consisted primarily of $157 received from Samsun Logix Corporation (“Samsun”) pursuant to the revised rehabilitation plan that was approved by the South Korean courts on April 8, 2016.  Refer to Note 16 — Commitments and Contingencies for further information regarding the bankruptcy settlement with Samsun.

Impairment of vessel assets

During the three months ended June 30, 2017 and 2016, the Company recorded $3,339 and $67,594, respectively, related to the impairment of vessel assets in accordance with Accounting Standards Codification (“ASC”) 360 — “Property, Plant and Equipment” (“ASC 360”).  Additionally, during the six months ended June 30, 2017 and 2016, the Company recorded $3,339 and $69,278, respectively, related to the impairment of vessel assets in accordance with ASC 360.

At June 30, 2017, the Company determined that the sum of the estimated undiscounted future cash flows attributable to the Genco Surprise did not exceed the carrying value of the vessel at June 30, 2017 and reduced the carrying value of the Genco Surprise, a 1998-built Panamax vessel, to its fair market value as of June 30, 2017.  This resulted in an impairment loss of $3,339 during the three and six months ended June 30, 2017.

At June 8, 2016, the Company determined that the scrapping of nine of its vessels, the Genco Acheron, Genco Carrier, Genco Leader, Genco Pioneer, Genco Prosperity, Genco Reliance, Genco Success, Genco Sugar, and Genco Wisdom, was more likely than not pursuant to the Commitment Letter entered into for the $400 Million Credit Facility as defined and disclosed in Note 8 — Debt.  Therefore, at June 8, 2016, the time utilized to determine the recoverability of the carrying value of the vessel assets was significantly reduced.  After determining that the sum of the estimated undiscounted future cash flows attributable to the aforementioned nine vessels did not exceed the carrying value of the vessels at June 8, 2016, the Company reduced the carrying value of the nine vessels to their net realizable value, which was based on the expected net proceeds from scrapping the vessels.  This resulted in an impairment loss of $67,594 during the three and six months ended June 30, 2016.  Refer to Note 4 — Vessel Acquisitions and Dispositions for further information about the sale of these vessels.

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

(Gain) loss on sale of vessels

During the three and six months ended June 30, 2017, the Company recorded a net gain of $1,343 and $7,712, respectively, related to the sale of vessels.  The net gain of $1,343 recorded during the three months ended June 30, 2017 related primarily to the sale of the Genco Prosperity and the net gain of $7,712 recorded during the six months ended June 30, 2017 related primarily to the sale of the Genco Wisdom, the Genco Reliance, the Genco Carrier, the Genco Success and the Genco Prosperity.

During the three and six months ended June 30, 2016, the Company recorded a net loss of $77 related to the sale of the Genco Marine.

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

Income taxes

Pursuant to certain agreements, GS&T technically and commercially managed vessels for Baltic Trading until the merger with Baltic Trading on July 17, 2015, and also provided technical management of vessels for MEP in exchange for specified fees for such services until the sale of all of MEP’s vessels.  These services were performed by Genco (USA), which elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) was subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Genco (USA) entered into a cost-sharing agreement with the Company and Genco Ship Management LLC, collectively Manco, pursuant to which Genco (USA) agreed to reimburse Manco for the costs incurred by Genco (USA) for the use of Manco’s personnel and services in connection with the provision of the services for both Baltic Trading and MEP’s vessels.

There was no income tax expense recorded during the three and six months ended June 30, 2017 as there was no revenue earned by Genco (USA).

Total revenue earned by the Company for these services during the three months ended June 30, 2016 was $414, of which $0 was eliminated upon consolidation. After allocation of certain expenses, there was taxable income of $228 associated with these activities for the three months ended June 30, 2016. This resulted in estimated income tax expense of $96 for the three months ended June 30, 2016.

Total revenue earned by the Company for these services during the six months ended June 30, 2016 was $1,225, of which $0 eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $791 associated with these activities for the six months ended June 30, 2016.  This resulted in estimated income tax expense of $350 for the six months ended June 30, 2016.

Recent accounting pronouncements

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718), Scope of Modification Account” (“ASU 2017-09”).  This ASU provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification account.  This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years and early adoption is permitted.  ASU 2017-09 must be applied prospectively to an award modified on or after the adoption date.  The Company will adopt ASU 2017-09 during the first quarter of 2018.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016.   The Company is evaluating the potential impact of this adoption on its consolidated financial statements. Subsequent to the issuance of ASU 2014-09, the FASB issued the following ASU’s which amend or provide additional guidance on topics addressed in ASU 2014-09.  In March 2016, the FASB issued ASU No. 2016-08, “Revenue Recognition - Principal versus Agent” (reporting revenue gross versus net). In April 2016, the FASB issued ASU No. 2016-10, “Revenue Recognition - Identifying Performance Obligations and Licenses.”   Lastly, in May 2016 and December 2016, the FASB issued ASU No. 2016-12, “Revenue Recognition - Narrow Scope Improvements and Practical Expedients” and ASU No. 2016-20, “Technical Corrections and Improvements to Top 606, Revenue from Contracts with Customers.”  The Company intends to adopt the aforementioned ASUs for the interim periods after December 31, 2017, using the modified retrospective transition method applied to those contracts which were not completed as of that date. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to its opening balance of retained earnings as of January 1, 2018. Prior periods will not be retrospectively adjusted. The Company is currently evaluating the impact of the adoption of the aforementioned ASUs on its condensed consolidated financial statements, including the presentation of revenues in its consolidated statements of operations.

3 - CASH FLOW INFORMATION

For the six months ended June 30, 2017, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $9 for the Purchase of vessels, including deposits and $52 for the Purchase of other fixed assets.

Professional fees and trustee fees in the amount of $0 were recognized by the Company in Reorganization items, net for the six months ended June 30, 2017 (refer to Note 15 —  Reorganizations Items, net).  During this period, $25 of professional fees and trustee fees were paid through June 30, 2017 and $0 is included in Accounts payable and accrued expenses as of June 30, 2017.

For the six months ended June 30, 2016, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $80 for the Purchase of vessels, including deposits and $81 for the Purchase of other fixed assets.  Additionally, for the six months ended June 30, 2016, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Prepaid expenses and other current assets consisting of $41 associated with the sale of AFS securities.

Professional fees and trustee fees in the amount of $160 were recognized by the Company in Reorganization items, net for the six months ended June 30, 2016 (refer to Note 15 — Reorganizations Items, net).  During this period, $142 of professional fees and trustee fees were paid through June 30, 2016 and $65 is included in Accounts payable and accrued expenses as of June 30, 2016.

During the six months ended June 30, 2017 and 2016, cash paid for interest, net of amounts capitalized, was $12,174 and $12,923, respectively.

During the six months ended June 30, 2017 and 2016, cash paid for estimated income taxes was $0 and $512, respectively.

On May 17, 2017, the Company issued 25,197 restricted stock units to certain members of the Board of Directors.  The aggregate fair value of these restricted stock units was $255.  Refer to Note 17 — Stock-Based Compensation.

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

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

During December 2016, the Board of Directors unanimously approved the sale of the Genco Success, Genco Prosperity and Genco Wisdom and these vessel assets were classified as held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2016.  These vessels were sold during the six months ended June 30, 2017, as described below.

On December 19, 2016, the Board of Directors unanimously approved selling the Genco Prosperity, a 1997-built Handymax vessel, and on December 21, 2016, the Company reached an agreement to sell the Genco Prosperity to a third party for $3,050 less a 3.5% broker commission payable to a third party.  The sale was completed on May 16, 2017.

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

On October 24, 2016, the Board of Directors unanimously approved selling the Genco Leader, a 1999-built Panamax vessel, and on October 25, 2016, the Company reached an agreement to sell the Genco Leader to a third party for $3,470 less a 3.0% broker commission payable to a third party.  The sale was completed on November 4, 2016.  On November 4, 2016, the Company utilized the net proceeds from the sale to pay down $3,366 on the $148 Million Credit Facility, as the Genco Leader was a collateralized vessel under this facility prior to the refinancing of the $148 Million Credit Facility with the $400 Million Credit Facility, refer to Note 8 —  Debt.

On September 30, 2016, the Board of Directors unanimously approved selling the Genco Pioneer, a 1999-built Handysize vessel, and on October 8, 2016, the Company reached an agreement to sell the Genco Pioneer to a third party for $2,650 less a 5.5% broker commission payable to a third party.  The sale was completed on October 26, 2016.  On October 26, 2016 the Company utilized the net proceeds from the sale to pay down $2,504 on the $148 Million Credit Facility, as the Genco Pioneer was a collateralized vessel under this facility prior to the refinancing of the $148 Million Credit Facility with the $400 Million Credit Facility, refer to Note 8 —   Debt.

On September 30, 2016, the Board of Directors unanimously approved selling the Genco Sugar, a 1998-built Handysize vessel, and on October 10, 2016, the Company reached an agreement to sell the Genco Sugar to a third party for $2,450 less a 5.5% broker commission payable to a third party.  The sale was completed on October 20, 2016.  On October 21, 2016, the Company utilized the net proceeds from the sale to pay down $2,315 on the $100 Million Term Loan Facility, as the Genco Sugar was a collateralized vessel under this facility prior to the refinancing of the $100 Million Term Loan Facility with the $400 Million Credit Facility, refer to Note 8 —  Debt.

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

5 – INVESTMENTS

The Company held an investment in the capital stock of Jinhui and the stock of KLC.  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  These investments were designated as AFS and were reported at fair value, with unrealized gains and losses recorded in equity as a component of AOCI.  At June 30, 2017 and December 31, 2016, the Company did not hold any shares of Jinhui capital stock or shares of KLC stock.

Prior to the sale of its remaining shares of Jinhui capital stock, the Company reviewed the investment in Jinhui for indicators of other-than-temporary impairment in accordance with ASC 320-10. Based on the Company’s review, it deemed the investment in Jinhui to be other-than-temporarily impaired as of June 30, 2016 due to the duration and severity of the decline in its market value versus its cost basis and the absence of the intent and ability to recover the initial carrying value of the investment.  As a result, the Company recorded an impairment charge in the Condensed Consolidated Statement of Operations of $2,696 during the three and six months ended June 30, 2016. The Company reviewed its investments in Jinhui and KLC for impairment on a quarterly basis.  The Company’s investment in Jinhui was a Level 1 item under the fair value hierarchy, refer to Note 10 — Fair Value of Financial Instruments for the fair value hierarchy.

The unrealized gain (losses) on the Jinhui capital stock and KLC stock were a component of AOCI since these investments were designated as AFS securities.  If the investment in Jinhui was deemed other-than-temporarily impaired, the cost basis for the investment would be revised to its fair value on that date.

Refer to Note 9 — Accumulated Other Comprehensive Income (Loss) for a breakdown of the components of AOCI during the three and six months ended June 30, 2016, including any effects of any sales of Jinhui shares and other-than-temporary impairment of the investment in Jinhui, if applicable.

6 - NET LOSS PER COMMON SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net loss per share assumes the vesting of nonvested stock awards and the exercise of stock options (refer to Note 17 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 340,455 and 201,930 nonvested shares outstanding, including RSUs, and the 133,000 and 0 stock options outstanding at June 30, 2017 and 2016, respectively, (refer to Note 17 — Stock-Based Compensation), all are anti-dilutive. The Company’s diluted net loss per share will also reflect the assumed conversion of the equity warrants issued on the Effective Date and MIP Warrants issued by the Company (refer to Note 17 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method.  Of the 713,122 and 5,704,974 of unvested MIP Warrants outstanding at June 30, 2017 and 2016, respectively, and 3,936,761 of equity warrants outstanding at June 30, 2017 and 2016, all are anti-dilutive.

On July 7, 2016, the Company completed a one-for-ten reverse stock split of its common stock.  As a result, all share and per share information included for all periods presents in these condensed consolidated financial statements reflect the reverse stock split.

The components of the denominator for the calculation of basic and diluted net loss per share are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	34,430,766	7,221,735	33,965,835	7,220,265

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	34,430,766	7,221,735	33,965,835	7,220,265

Dilutive effect of warrants	—	—	—	—

Dilutive effect of stock options	—	—	—	—

Dilutive effect of restricted stock awards	—	—	—	—

Weighted-average common shares outstanding, diluted	34,430,766	7,221,735	33,965,835	7,220,265

7 - RELATED PARTY TRANSACTIONS

On October 13, 2016, Peter C. Georgiopoulos resigned as Chairman of the Board and a Director of the Company. Refer to Note 1 — General Information. During the three and six months ended June 30, 2017, the Company did not identify any related party transactions. The following represent related party transactions reflected in these condensed consolidated financial statements during the six months ended June 30, 2016:

The Company incurred travel and other office related expenditures from Gener8 Maritime, Inc. (“Gener8”), where the Company’s former Chairman, Peter C. Georgiopoulos, serves as Chairman of the Board.  During the six months ended June 30, 2016, the Company incurred travel and other office related expenditures totaling $47 reimbursable to Gener8 or its service provider. At December 31, 2016, the amount due to Gener8 from the Company was $0.

During the six months ended June 30, 2016, the Company did not incur any expenses for legal services (primarily in connection with vessel acquisitions) from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos.  At June 30, 2017 and December 31, 2016, the amount due to Constantine Georgiopoulos was $0 and $10, respectively.

The Company has entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in its fleet.  Peter C. Georgiopoulos was formerly the Chairman of the Board of Aegean.  During the six months ended June 30, 2016, Aegean supplied lubricating oils and bunkers to the Company’s vessels aggregating $793.  At December 31, 2016, $0 remained outstanding.

During the six months ended June 30, 2016, the Company invoiced MEP for technical services provided, including termination fees, and expenses paid on MEP’s behalf aggregating $1,208. Peter C. Georgiopoulos was a director of and had a minority interest in MEP.  At December 31, 2016, $0 was due to the Company from MEP.  Total service revenue earned by the Company, including termination fees, for technical service provided to MEP for the six months ended June 30, 2016 was $1,225.

8 – DEBT

Long-term debt, net consists of the following:

	June 30,	December 31,
	2017	2016
Principal amount	$521,996	$523,577
PIK interest	3,828	800
Less: Unamortized debt issuance costs	(10,204)	(11,357)
Less: Current portion	(9,576)	(4,576)

Long-term debt, net	$506,044	$508,444

	June 30, 2017		December 31, 2016
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Cost	Principal	Cost
$400 Million Credit Facility	$399,800	$7,156	$400,000	$7,967
$98 Million Credit Facility	95,271	1,621	95,271	1,868
2014 Term Loan Facilities	26,925	1,427	28,306	1,522
PIK interest	3,828	—	800	—

Total debt	$525,824	$10,204	$524,377	$11,357

As of June 30, 2017 and December 31, 2016,  $10,204 and $11,357 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Condensed Consolidated Balance Sheet. Amortization expense for deferred financing costs was $580 and $729 for the three months ended June 30, 2017 and 2016, respectively, and $1,153 and $1,458 for the six months ended June 30, 2017 and 2016, respectively.  This amortization expense is recorded as a component of Interest expense in the Condensed Consolidated Statements of Operations.

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

On October 6, 2016, the Company entered into a second amendment and restatement of the Commitment Letter (the “Second Amended Commitment Letter”).  This amendment further extended the collateral maintenance waivers under the Prior Facilities through November 15, 2016. As a condition to the effectiveness of the Second Amended Commitment Letter, the Company entered into stock purchase agreements (the “Purchase Agreements”) effective as of October 4, 2016 with Centerbridge, SVP and Apollo (the “Investors”) for the purchase of the Company’s Series A Preferred Stock for an aggregate of up to $125,000 in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Series A Preferred Stock to be sold pursuant to the Purchase Agreements will be automatically and mandatorily convertible into the Company’s common stock, par value $0.01 per share, upon approval by the Company’s shareholders of such conversion.  The purchase price of the Series A Preferred Stock under each of the Purchase Agreements is $4.85 per share.  An additional 1,288,660 shares of Series A Preferred Stock are to be issued to Centerbridge, SVP and Apollo as a commitment fee on a pro rata basis.  The purchase price and the other terms and conditions of the transaction were established in arm’s length negotiations between an independent special committee of the Board of the Directors of the Company (the “Special Committee”).  The Special Committee unanimously approved the transaction.

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

$400 Million Credit Facility

On November 10, 2016, the Company entered into a senior secured term loan facility, the $400 Million Credit Facility, in an aggregate principal amount of up to $400,000 with Nordea Bank Finland plc, New York Branch, Skandinaviska Enskilda Banken AB (publ), DVB Bank SE, ABN AMRO Capital USA LLC, Crédit Agricole Corporate and Investment Bank, Deutsche Bank AG Filiale Deutschlandgeschäft, Crédit Industriel et Commercial and BNP Paribas.  On November 15, 2016, the proceeds under the $400 Million Credit Facility were used to refinance the Prior Facilities (as defined above under “Commitment Letter”).  The $400 Million Credit Facility is collateralized by 45 of the Company’s vessels and at December 31, 2016 required the Company to sell five remaining unencumbered vessels, which were sold during the six months ended June 30, 2017.  Refer to Note 4 — Vessel Acquisitions and Dispositions.

On November 14, 2016, the Company borrowed the maximum available amount of $400,000.  As of June 30, 2017, there was no availability under the $400 Million Credit Facility.  Total debt repayments of $100 and $0 were made during the three months ended June 30, 2017 and 2016, respectively, and total debt repayments of $200 and $0 were made during the six months ended June 30, 2017 and 2016, respectively, under the $400 Million Credit Facility.  As of June 30, 2017 and December 31, 2016, the total outstanding net debt balance, including PIK interest as defined below, was $396,472 and $392,833, respectively.

The $400 Million Credit Facility has a final maturity date of November 15, 2021 and the principal borrowed under the facility will bear interest at the London Interbank Offered Rate (“LIBOR”) for an interest period of three months plus a margin of 3.75%.  The Company has the option to pay 1.50% of such rate in-kind (“PIK interest”) through December 31, 2018, of which will be payable on the maturity date of the facility.  The Company has opted to make the PIK interest election and as of June 30, 2017 and December 31, 2016, has recorded $3,828 and $800, respectively, of PIK interest which has been recorded in Long-term debt in the Condensed Consolidated Balance Sheet.  The $400 Million Credit Facility has scheduled amortization payments of (i) $100 per quarter through December 31, 2018, (ii) $7,610 per quarter from March 31, 2019 through December 31, 2020, (iii) $18,571 per quarter from March 31, 2021 through September 30, 2021 and (iv) $282,605 upon final maturity on November 15, 2021, which does not include PIK interest.

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

At June 30, 2017 and December 31, 2016, the Company has deposited $11,180 that has been reflected as noncurrent restricted cash.  Noncurrent restricted cash as of June 30, 2017 and December 31, 2016 includes $11,180 which represents restricted pledged liquidity amounts pursuant to the $400 Million Credit Facility.

As of June 30, 2017, the Company believed it was in compliance with all of the financial covenants under the $400 Million Credit Facility.

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

The Borrowers borrowed the maximum available amount of $98,271 under the facility on November 10, 2015. As of June 30, 2017, there was no availability under the $98 Million Credit Facility.  During the three and six months ended June 30, 2017 and 2016, there were no debt repayments made under the $98 Million Credit Facility.  As of June 30, 2017 and December 31, 2016, the total outstanding net debt balance was $93,650 and $93,403, respectively.

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

As of June 30, 2017 and December 31, 2016, the Company had deposited $8,335 and $8,242, respectively, that has been reflected as current restricted cash.  As of June 30, 2017 and December 31, 2016, the Company had deposited $14,012 and $15,931, respectively, that has been reflected as noncurrent restricted cash.  These amounts include certain restricted deposits associated with the Debt Service Account and Capex Account as defined in the $98 Million Credit Facility.

As of June 30, 2017, the Company believed it was in compliance with all of the financial covenants under the Restated $98 Million Credit Facility.

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

As of June 30, 2017, the Company had utilized its maximum borrowing capacity, and there was no further availability. Total debt repayments of $700 were made during the three months ended June 30, 2017 and 2016 and $1,381 were made during the six months ended June 30, 2017 and 2016 under the 2014 Term Loan Facilities.  At June 30, 2017 and December 31, 2016, the total outstanding net debt balance was $25,498 and $26,784, respectively.

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

As of June 30, 2017, the Company believed it was in compliance with all of the financial covenants under the 2014 Term Loan Facilities.

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

During the three and six months ended June 30, 2016, the Company made total debt repayments of $1,641 and $3,282, respectively, under the 2015 Revolving Credit Facility.

During the three and six months ended June 30, 2016, borrowings under the 2015 Revolving Credit Facility bore interest at LIBOR plus a margin based on a combination of utilization levels under the 2015 Revolving Credit Facility and a security maintenance cover ranging from 3.40% per annum to 4.25% per annum.  The commitment under the 2015 Revolving Credit Facility was subject to quarterly reductions of $1,641. Borrowings under the 2015 Revolving Credit Facility were subject to 20 equal consecutive quarterly installment repayments commencing three months after the date of the loan agreement, or July 7, 2015.

On November 15, 2016, the 2015 Revolving Credit Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At June 30, 2017 and December 31, 2016, the total outstanding debt balance was $0.

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

During the three and six months ended June 30, 2016, the Company made total debt repayments of $2,997 and $5,994, respectively, under the $148 Million Credit Facility.

During the three and six months ended June 30, 2016, borrowings under this facility bore interest at LIBOR plus an applicable margin of 3.00% per annum.  The commitment under the revolving credit facility of the $148 Million Credit Facility was subject to equal consecutive quarterly reductions of $2,447 each beginning June 30, 2015 through September 30, 2019.  Borrowings under the term loan facility of the $148 Million Credit Facility were subject to equal consecutive quarterly installment repayments commencing three months after delivery of the relevant newbuilding Ultramax vessel, each in the amount of 1/60 of the aggregate outstanding term loan.  All remaining amounts outstanding under the $148 Million Credit Facility were to be repaid in full on the maturity date, December 31, 2019.

On November 15, 2016, the $148 Million Credit Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  As of June 30, 2017 and December 31, 2016, the outstanding debt under the $148 Million Credit Facility was $0.

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

During the three and six months ended June 30, 2016, the Company made total debt repayments of $687 and $1,375, respectively, under the $44 Million Term Loan Facility.

On November 15, 2016, the $44 Million Term Loan Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At June 30, 2017 and December 31, 2016, the total outstanding net debt balance was $0.

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

During the three and six months ended June 30, 2016, the Company made total debt repayments of $375 and $750, respectively, under the $22 Million Term Loan Facility.

On November 15, 2016, the $22 Million Term Loan Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At June 30, 2017 and December 31, 2016, the total outstanding net debt balance was $0.

$253 Million Term Loan Facility

On August 20, 2010, the Company entered into the $253 Million Term Loan Facility. The Company utilized the $253 Million Term Loan Facility to fund a portion of the purchase price of the acquisition of 13 vessels from affiliates of Bourbon SA. Borrowings were to be repaid quarterly with outstanding principal amortized on a per vessel basis and any outstanding amount under the $253 Million Term Loan Facility was to be paid in full on the maturity date.  Repaid amounts were no longer available and could not be reborrowed.  During the three and six months ended June 30, 2016, borrowings under the $253 Million Term Loan Facility bore interest at LIBOR plus an applicable margin of 3.50% per annum.

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

During the three and six months ended June 30, 2016, the Company made total debt repayments of $0 and $10,150, respectively, under the $253 Million Term Loan Facility.

On November 15, 2016, the $253 Million Term Loan Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At June 30, 2017 and December 31, 2016, the total outstanding net debt balance was $0.

$100 Million Term Loan Facility

On August 12, 2010, the Company entered into the $100 Million Term Loan Facility. The Company used the $100 Million Term Loan Facility to fund or refund the Company a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies. Borrowings were to be repaid quarterly, with the outstanding principal amortized on a 13-year profile, with any outstanding amount under the $100 Million Term Loan Facility to be paid in full on the final maturity date.  Repaid amounts were no longer available and could not be reborrowed.  During the three and six months ended June 30, 2016, borrowings under the $100 Million Term Loan Facility bore interest at LIBOR plus an applicable margin of 3.50% per annum.

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

During the three and six months ended June 30, 2016, the Company made total debt repayments of $1,923 and $3,846, respectively, under the $100 Million Term Loan Facility.

On November 15, 2016, the $100 Million Term Loan Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At June 30, 2017 and December 31, 2016, the total outstanding net debt balance was $0.

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees, if applicable. The following table also includes the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Effective Interest Rate	5.27%	4.37%	5.14%	4.36%
Range of Interest Rates (excluding unused commitment fees)	3.50 % to 7.42%	3.11 % to 6.76%	3.36 % to 7.42%	2.69 % to 6.76%

9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI included in the accompanying Condensed Consolidated Statements of Equity consist of net unrealized gains (losses) from investments in Jinhui stock and KLC stock.  The Company sold its remaining shares of Jinhui and KLC stock during the three months ended December 31, 2016.  Therefore, there was no AOCI activity recorded during the three and six months ended June 30, 2017, and the opening AOCI balance at January 1, 2017 was $0.  Refer to Note 5 — Investments for further information.

Changes in AOCI by Component

For the Three Months Ended June 30, 2016

Net Unrealized
Gain (Loss)
on
Investments
AOCI — April 1, 2016	$838

OCI before reclassifications	(3,560)
Amounts reclassified from AOCI	2,696
Net current-period OCI	(864)

AOCI — June 30, 2016	$(26)

Changes in AOCI by Component

For the Six Months Ended June 30, 2016

Net Unrealized
Gain (Loss)
on
Investments
AOCI — January 1, 2016	$(21)

OCI before reclassifications	(2,701)
Amounts reclassified from AOCI	2,696
Net current-period OCI	(5)

AOCI — June 30, 2016	$(26)

	Reclassifications Out of AOCI

	For the Three Months Ended		For the Six Months Ended		Affected Line Item in
	June 30,		June 30,		the Statement Where
Details about AOCI Components	2017	2016	2017	2016	Net Loss is Presented
Net unrealized loss on investments
Impairment of AFS investment	—	(2,696)	—	(2,696)	Impairment of investment

Total reclassifications for the period	$—	$(2,696)	$—	$(2,696)

10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at June 30, 2017 and December 31, 2016 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	June 30, 2017		December 31, 2016
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$147,153	$147,153	$133,400	$133,400
Restricted cash	33,842	33,842	35,668	35,668
Floating rate debt	525,824	525,824	524,377	524,377

The fair value of the floating rate debt under the $400 Million Credit Facility is based on rates obtained on the effective date of the facility, November 10, 2016.  The fair value of the floating rate debt under the $98 Million Credit Facility is based on rates the Company obtained upon the effective date of this facility on November 4, 2015, which did not change under the Restated $98 Million Credit Facility effective on November 15, 2016. The fair value of the 2014 Term Loan Facilities is based on rates that Baltic Trading initially obtained upon the effective dates of these facilities which did not change pursuant to the Amended 2014 Term Loan Facilities effective on November 15, 2016.  Refer to Note 8 — Debt for further information.  The carrying value approximates the fair market value for these floating rate loans.  The carrying amounts of the Company’s other financial instruments at June 30, 2017 and December 31, 2016 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Nonrecurring fair value measurements include a vessel impairment assessment completed at June 30, 2017 and during the interim period during the year ended December 31, 2016 as determined based on third-party scrap quotes, which are Level 2 inputs.  As of June 30, 2017, the vessel asset for the Genco Surprise was written down as part of the impairment recorded during the three and six months ended June 30, 2017. The vessels held for sale as of December 31, 2016 were written down as part of the impairment recorded in the interim period during the year ended December 31, 2016.  There were no additional adjustments required as of December 31, 2016 when the held for sale criteria was met.  Refer to “Impairment of vessel assets” and “Vessels held for sale” sections in Note 2 — Summary of Significant Accounting Policies.  The Company did not have any Level 3 financial assets or liabilities as of June 30, 2017 and December 31, 2016.

11 - PREPAID EXPENSES AND OTHER CURRENT AND NONCURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2017	2016
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$9,320	$9,634
Prepaid items	2,809	2,552
Insurance receivable	6,172	1,030
Other	4,132	2,534
Total prepaid expenses and other current assets	$22,433	$15,750

Other noncurrent assets in the amount of $514 at June 30, 2017 and December 31, 2016 represents the security deposit related to the operating lease entered into effective April 4, 2011. Refer to Note 16 — Commitments and Contingencies for further information related to the lease agreement.

12 - FIXED ASSETS

Fixed assets, net consists of the following:

	June 30,	December 31,
	2017	2016
Fixed assets, at cost:
Vessel equipment	$1,225	$1,173
Furniture and fixtures	462	462
Computer equipment	142	142
Total costs	1,829	1,777
Less: accumulated depreciation and amortization	(878)	(759)
Total fixed assets, net	$951	$1,018

Depreciation and amortization expense for fixed assets for the three months ended June 30, 2017 and 2016 was $68 and $96, respectively.  Depreciation and amortization expense for fixed assets for the six months ended June 30, 2017 and 2016 was $136 and $192, respectively.

13 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2017	2016
Accounts payable	$7,378	$6,703
Accrued general and administrative expenses	588	5,618
Accrued vessel operating expenses	12,389	10,564
Total accounts payable and accrued expenses	$20,355	$22,885

14 - REVENUE FROM TIME CHARTERS

Total voyage revenue includes revenue earned on time charters, including revenue earned in vessel pools, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters.  For the three months ended June 30, 2017 and 2016, the Company earned $45,370 and $31,460 of voyage revenue, respectively, and for the six months ended June 30, 2017 and 2016, the Company earned $83,619 and $51,590 of voyage revenue, respectively. Included in voyage revenue for the three months ended June 30, 2017 and 2016 was

$942 and $602 of net profit sharing revenue, respectively.  Included in voyage revenue for the six months ended June 30, 2017 and 2016 was $2,324 and $606 of net profit sharing revenue, respectively.

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

Reorganization items, net represents amounts incurred and recovered subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Professional fees incurred	$—	$52	$—	$122
Trustee fees incurred	—	13	—	38
Total reorganization fees	$—	$65	$—	$160

Total reorganization items, net	$—	$65	$—	$160

16 - COMMITMENTS AND CONTINGENCIES

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011. Following the expiration of the free base rental period, the monthly base rental payments were $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor was obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that will commence immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term from the Effective Date to September 30, 2025 is $150.  The Company had a long-term lease obligation at June 30, 2017 and December 31, 2016 of $2,228 and $1,868, respectively.  Rent expense pertaining to this lease for the three months ended June 30, 2017 and 2016 was $452 during both periods and $904 during the six months ended June 30, 2017 and 2016.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $538 for the remainder of 2017, $916 for 2018, $2,230 annually for 2019, 2020 and 2021, and a total of $8,900 for the remaining term of the lease.

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application.  On July 3, 2015, Samsun filed for rehabilitation proceedings for the second time with the South Korean courts due to financial distress.  On April 8, 2016, the revised rehabilitation plan was approved by the South Korean court whereby 26% of the remainder of the $3,979 unpaid cash claim settlement from the prior rehabilitation plan, or $1,035, will be settled pursuant to a payment plan over the next ten-year period.  The remaining 74% of the claim will be converted to Samsun Shares.  Refer to Note 2 — Summary of Significant Accounting Policies for Other Operating

Income recorded during the three and six months ended June 30, 2016.  The final claim with Samsun was settled during the fourth quarter of 2016.

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

For the three and six months ended June 30, 2017 and 2016, the Company recognized amortization expense of the fair value of these warrants, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
General and administrative expenses	$377	$3,765	$749	$7,531

Amortization of the unamortized stock-based compensation balance of $153 as of June 30, 2017 is expected to be expensed during the remainder of 2017.  The following table summarizes the unvested warrant activity for the six months ended June 30, 2017:

		Weighted	Weighted
	Number of	Average Exercise	Average Fair
	Warrants	Price	Value
Outstanding at January 1, 2017 - Unvested	713,122	$303.12	$6.36
Granted	—	—	—
Exercisable	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at June 30, 2017 - Unvested	713,122	$303.12	$6.36

The following table summarizes certain information about the warrants outstanding as of June 30, 2017:

	Warrants Outstanding and Unvested,			Warrants Outstanding and Exercisable,
	June 30, 2017			June 30, 2017
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Warrants	Warrants	Price	Life	Warrants	Price	Life

$303.12	713,122	$303.12	3.11	7,844,339	$303.12	3.11

As of June 30, 2017 and December 31, 2016, a total of 8,557,461 of warrants were outstanding.

The nonvested stock awards granted under the MIP will vest ratably on each of the three anniversaries of August 7, 2014. The table below summarizes the Company’s nonvested stock awards for the six months ended June 30, 2017 which were issued under the MIP:

Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at January 1, 2017	9,255	$200.00
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at June 30, 2017	9,255	$200.00

There were no shares that vested under the MIP during the six months ended June 30, 2017 and 2016. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and six months ended June 30, 2017 and 2016, the Company recognized nonvested stock amortization expense for the MIP restricted shares, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
General and administrative expenses	$154	$1,537	$306	$3,073

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2017, unrecognized compensation cost of $62 related to nonvested stock will be recognized over a weighted-average period of 0.10 years.

2015 Equity Incentive Plan

On June 26, 2015, the Company’s Board of Directors approved the 2015 Equity Incentive Plan for awards with respect to an aggregate of 4,000,000 shares of common stock, or 400,000 shares following the Company’s reverse stock split (the “2015 Plan”).  Under the 2015 Plan, the Company’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to the Company’s officers, directors, employees, and consultants.  Awards may consist of stock options, stock appreciation rights, dividend equivalent rights, restricted (nonvested) stock, restricted stock units, and unrestricted stock.  As of June 30, 2017, the Company has awarded restricted stock units, restricted stock and stock options under the 2015 Plan.

On March 23, 2017, the Board of Directors approved an amendment and restatement of the 2015 Plan.  This amendment and restatement increases the number of shares available for awards under the plan from 400,000 to 2,750,000, subject to shareholder approval; sets the annual limit for awards to non-employee directors and other individuals as 500,000 and 1,000,000 shares, respectively; and modifies the change in control definition.  The Company’s shareholder’s approved the increase in the number of shares at the Company’s 2017 Annual Meeting of Shareholders on May 17, 2017.

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

For the three and six months ended June 30, 2017 and 2016, the Company recognized amortization expense of the fair value of these options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
General and administrative expenses	$198	$—	$218	$—

Amortization of the unamortized stock-based compensation balance of $635 as of June 30, 2017 is expected to be expensed $294,  $254 and $87 during the remainder of 2017 and during the years ended December 31, 2018 and 2019, respectively.  The following table summarizes the unvested option activity for the six months ended June 30, 2017:

		Weighted	Weighted
	Number of	Average Exercise	Average Fair
	Options	Price	Value
Outstanding at January 1, 2017 - Unvested	—	$—	$—
Granted	133,000	11.13	6.41
Exercisable	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at June 30, 2017 - Unvested	133,000	$11.13	$6.41

The following table summarizes certain information about the options outstanding as of June 30, 2017:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	June 30, 2017			June 30, 2017
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Warrants	Price	Life
$11.13	133,000	$11.13	5.73	—	$—	—

As of June 30, 2017, there were no vested stock options.

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) under the 2015 Plan to certain members of the Board of Directors and John C. Wobensmith, Chief Executive Officer and President, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests.  As of June 30, 2017 and December 31, 2016, 21,372 and 3,138 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively.  Such shares of common stock will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates.  Such shares of common stock will only be issued to Mr. Wobensmith when his RSUs vest under the terms of his contract and the amended 2015 Plan described above.  On May 17, 2017, 18,234 shares of common stock were issued to Eugene Davis, the former Chairman of the Audit Committee, in respect of vested RSUs following his departure from the Board.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant.  The RSUs that have been issued to John C.

Wobensmith vest ratably on each of the three anniversaries of October 15, 2016.  The table below summarizes the Company’s unvested RSUs for the six months ended June 30, 2017:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding at January 1, 2017	66,666	$5.10
Granted	317,595	11.05
Vested	(66,666)	5.10
Forfeited	—	—

Outstanding at June 30, 2017	317,595	$11.05

The total fair value of the RSUs that vested during the six months ended June 30, 2017 and 2016 was $675 and $30, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.    On February 17, 2016, the vesting of 23,286 outstanding RSUs, or 2,328 outstanding RSUs on a post-reverse stock split basis, was accelerated upon the resignation of two members on the Company’s Board of Directors.

The following table summarizes certain information of the RSUs unvested and vested as of June 30, 2017:

Unvested RSUs			Vested RSUs
June 30, 2017			June 30, 2017
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
317,595	$11.05	2.18	74,106	$11.73

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2017, unrecognized compensation cost of $2,645 related to RSUs will be recognized over a weighted-average period of 2.18 years.

For the three and six months ended June 30, 2017 and 2016, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
General and administrative expenses	$833	$79	$992	$234

Restricted Stock

Under the 2015 Plan, grants of restricted common stock issued to executives and Peter C. Georgiopoulos, the Company’s former Chairman of the Board, ordinarily vest ratably on each of the three anniversaries of the determined vesting date.  The table below summarizes the Company’s nonvested stock awards for the six months ended June 30, 2017 which were issued under the 2015 Plan:

Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at January 1, 2017	13,605	$5.20
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at June 30, 2017	13,605	$5.20

There were no shares that vested under the 2015 Plan during the six months ended June 30, 2017 and 2016.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and six months ended June 30, 2017 and 2016, the Company recognized nonvested stock amortization expense for the 2015 Plan restricted shares, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
General and administrative expenses	$8	$60	$16	$90

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2017, unrecognized compensation cost of $25 related to nonvested stock will be recognized over a weighted-average period of 1.38 years.

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

On June 28, 2017, plaintiffs moved the Appellate Division to extend the time to perfect the appeal to October 2, 2017.

Based on currently available information, the Company cannot reasonably estimate the loss, if any, in the event of an unfavorable outcome in any of these matters. However, the Company does not believe that it is probable that the resolution of these matters will have a material effect on the Company, its financial condition, results of operations or cash flows.

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

19 – SUBSEQUENT EVENTS

On August 4, 2017, the Board of Directors determined to dispose of the Company’s vessels built in 1999, namely the Genco Beauty, the Genco Explorer, the Genco Knight, the Genco Progress and the Genco Vigour, at times and on terms to be determined in the future.  Given this decision,  and that the estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel, we have adjusted the values of these older vessels to their respective fair market values during the third quarter of 2017.  This is expected to result in an impairment loss of approximately $19,000 in the third quarter of 2017.

The Company has evaluated all subsequent events through the date these condensed consolidated financial statements were issued and determined that there are no additional subsequent events to record or disclose.

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

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Our fleet currently consists of 60 drybulk vessels, including 13 Capesize, six Panamax, four Ultramax, 21 Supramax, one Handymax and 15 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 4,688,000 dwt, and the average age of our fleet is currently approximately 9.4 years.  We seek to deploy our vessels on time charters, spot market-related time charters, spot market voyage charters or in vessel pools trading in the spot market, to reputable charterers, including Cargill International S.A., Swissmarine Services S.A. and the Clipper Logger Pool and Clipper Sapphire Pool, in which Clipper Group acts as the pool manager.  During the first quarter of 2017, we gave notice to withdraw our Supramax vessels from the Clipper Sapphire Pool.  We also gave notice to withdraw our Handysize vessels from the Clipper Logger Pool during May 2017. Lastly, during August 2017, we gave notice to withdraw our Supramax vessels from the Bulkhandling Handymax A/S pool with Klaveness.  The majority of the vessels in our current fleet are presently engaged under time charter, spot market-related time charter, spot market voyage charters and vessel pool contracts that expire (assuming the option periods in the time charters are not exercised) between August 2017 and July 2018.

See pages 50-54 for a table of all vessels in our fleet.

The Genco Tiger and Baltic Lion were offhire for a total of approximately 84 days and 34 days, respectively, during the six months ended June 30, 2017 to complete repairs to their main engines.  The Genco Tiger’s main engine experienced a breakdown associated with the vessel’s lube filtration system during the first quarter of 2017 and underwent repairs to rectify the issue.  The Baltic Lion, which is a sister vessel to the Genco Tiger, also underwent main engine repairs associated with the lube filtration system.  We received approval from the insurance underwriters during June 2017 for payment on account under our loss of hire insurance in the amount of $1.4 million and $0.3 million for the Genco Tiger and Baltic Lion, respectively, which has been recorded as voyage revenue during the second quarter of 2017.  Our loss of hire insurance covers the revenue days lost for the two vessels at a rate of twenty thousand dollars per day up to 90 days after a deductible of fourteen days.  The Genco Tiger is expected to have additional offhire time during the third quarter of 2017 of approximately 30 days.  Approximately 10 days of this offhire will exceed the 90 day loss of hire and fourteen day deductible period and will not be covered by insurance.

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

As a condition to the effectiveness of the amended Commitment Letter, we entered into stock purchase agreements (the “Purchase Agreements”) effective as of October 4, 2016 with funds or related entities managed by Centerbridge Partners, L.P. or its affiliates (“Centerbridge”), Strategic Value Partners, LLC (“SVP”) and Apollo Global Management, LLC (“Apollo” and, together with Centerbridge and SVP, the “Investors”) for the purchase of our Series A Convertible Preferred Stock for an aggregate of up to $125 million in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The purchase price of the Series A Preferred Stock under each of the Purchase Agreements was $4.85 per share.  An additional 1,288,660 shares of Series A Preferred Stock were issued to Centerbridge, SVP and Apollo as a commitment fee on a pro rata basis.  The purchase price and the other terms and conditions of the transaction were established in arm’s length negotiations between an independent special committee of the Board of the Directors of the Company (the “Special Committee”).  The Special Committee unanimously approved the transaction.

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

Pursuant to the Commitment Letter entered into on June 8, 2016 and the final executed $400 Million Credit Facility, we were required to sell or scrap ten of our vessels.  On April 5, 2016, the Board of Directors unanimously approved scrapping the Genco Marine.  We reached an agreement on May 6, 2016 to sell the Genco Marine, a 1996-built

Handymax vessel, to be scrapped with Ace Exim Pte Ltd., a demolition yard, which was completed on May 17, 2016.    During October 2016, we reached agreements with third-parties to sell three of our vessels, the Genco Pioneer (a 1999-built Handysize vessel), the Genco Sugar (a 1998-built Handysize vessel) and the Genco Leader (a 1999-built Panamax vessel).   These sales were completed during October and November 2016. Additionally, during November 2016 we reached an agreement with a third-party to sell the Genco Acheron (a 1999-built Panamax vessel) for which the sale was completed during December 2016.  Also, during December 2016 the Board of Directors unanimously approved the sale of the Genco Success (a 1997-built Handymax vessel), the Genco Prosperity (a 1997-built Handymax vessel) and the Genco Wisdom (a 1997-built Handymax vessel).  The sale of the Genco Wisdom and Genco Success were completed during January and March 2017, respectively, and the sale of the Genco Prosperity was completed during May 2017.  Lastly, during January 2017, the Board of Directors unanimously approved the sale of the Genco Carrier (a 1998-built Handymax vessel) and the Genco Reliance (a 1999-built Handysize vessel).  The sales of these vessels were completed during February 2017.  Refer to Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements for further details.

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

We formerly provided technical services for drybulk vessels purchased by Maritime Equity Partners LLC (“MEP”) under an agency agreement between us and MEP.  These services included oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but did not include chartering services.  The services were initially provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and were provided for an initial term of one year.  This arrangement was approved by an independent committee of our Board of Directors.  On September 30, 2015, under the oversight of an independent committee of our Board of Directors, Genco Management (USA) LLC (“Genco (USA)”) and MEP entered into certain agreements under which MEP paid $2.2 million of the amount of service fees in arrears (of which $0.3 million was paid in 2016 by the new owners of five of the

MEP vessels sold in January 2016 as described below) and the daily service fee was reduced from $750 to $650 per day effective on October 1, 2015.  During January 2016 and the three months ended September 30, 2016, five and seven of MEP’s vessels, respectively, were sold to third parties, upon which these vessels were no longer subject to the agency agreement.  Based upon the September 30, 2015 agreement, termination fees were due in the amount $0.3 million and $0.8 million, respectively, which was assumed by the new owners of the MEP vessels that were sold.  The amount of these termination fees has been paid in full.  The daily service fees earned for the year ended December 31, 2016 have been paid in full.  At December 31, 2016, all MEP vessels have been sold and the Companies have been dissolved.

See Note 8 — Debt of our Condensed Consolidated Financial Statements included in this report for the defined terms we use for each of our credit facilities and a description of each facility.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and six months ended June 30, 2017 and 2016 on a consolidated basis.  On July 7, 2016, the Company completed a one-for-ten reverse stock split of its common stock.  As a result, all share and per share information included for all periods presented reflect the reverse stock split.  Refer to Note 6 — Net Loss per Common Share and Note 17 — Stock-Based Compensation in our Condensed Consolidated Financial Statements.

	For the Three Months Ended
	June 30,		Increase
	2017	2016	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,183.0	1,183.0	—	—%
Panamax	546.0	728.0	(182.0)	(25.0)%
Ultramax	364.0	364.0	—	—%
Supramax	1,911.0	1,911.0	—	—%
Handymax	136.2	501.7	(365.5)	(72.9)%
Handysize	1,365.0	1,638.0	(273.0)	(16.7)%

Total	5,505.2	6,325.7	(820.5)	(13.0)%

Available days (2)
Capesize	1,163.8	1,169.0	(5.2)	(0.4)%
Panamax	398.1	707.6	(309.5)	(43.7)%
Ultramax	364.0	364.0	—	—%
Supramax	1,865.4	1,849.4	16.0	0.9%
Handymax	136.2	449.6	(313.4)	(69.7)%
Handysize	1,336.1	1,606.7	(270.6)	(16.8)%

Total	5,263.6	6,146.3	(882.7)	(14.4)%

Operating days (3)
Capesize	1,044.0	1,169.0	(125.0)	(10.7)%
Panamax	386.1	706.9	(320.8)	(45.4)%
Ultramax	359.4	363.0	(3.6)	(1.0)%
Supramax	1,852.9	1,839.4	13.5	0.7%
Handymax	110.0	423.7	(313.7)	(74.0)%
Handysize	1,334.0	1,605.4	(271.4)	(16.9)%

Total	5,086.4	6,107.4	(1,021.0)	(16.7)%

Fleet utilization (4)
Capesize	89.7%	100.0%	(10.3)%	(10.3)%
Panamax	97.0%	99.9%	(2.9)%	(2.9)%
Ultramax	98.7%	99.7%	(1.0)%	(1.0)%
Supramax	99.3%	99.5%	(0.2)%	(0.2)%
Handymax	80.8%	94.2%	(13.4)%	(14.2)%
Handysize	99.8%	99.9%	(0.1)%	(0.1)%

Fleet average	96.6%	99.4%	(2.8)%	(2.8)%

	For the Three Months Ended
	June 30,		Increase
	2017	2016	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$11,525	$4,439	$7,086	159.6%
Panamax	5,929	4,490	1,439	32.0%
Ultramax	8,356	5,882	2,474	42.1%
Supramax	7,815	4,765	3,050	64.0%
Handymax	8,220	3,625	4,595	126.8%
Handysize	7,415	4,628	2,787	60.2%

Fleet average	8,439	4,618	3,821	82.7%

Daily vessel operating expenses (6)
Capesize	$4,725	$4,774	$(49)	(1.0)%
Panamax	4,460	4,732	(272)	(5.7)%
Ultramax	4,457	4,229	228	5.4%
Supramax	4,330	4,680	(350)	(7.5)%
Handymax	4,172	4,263	(91)	(2.1)%
Handysize	3,928	4,165	(237)	(5.7)%

Fleet average	4,333	4,511	(178)	(3.9)%

	For the Six Months Ended
	June 30,		Increase
	2017	2016	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	2,353.0	2,366.0	(13.0)	(0.5)%
Panamax	1,086.0	1,456.0	(370.0)	(25.4)%
Ultramax	724.0	728.0	(4.0)	(0.5)%
Supramax	3,801.0	3,822.0	(21.0)	(0.5)%
Handymax	448.8	1,047.7	(598.9)	(57.2)%
Handysize	2,754.6	3,276.0	(521.4)	(15.9)%

Total	11,167.4	12,695.7	(1,528.3)	(12.0)%

Available days (2)
Capesize	2,296.9	2,352.0	(55.1)	(2.3)%
Panamax	890.9	1,416.2	(525.3)	(37.1)%
Ultramax	724.0	728.0	(4.0)	(0.5)%
Supramax	3,610.6	3,676.2	(65.6)	(1.8)%
Handymax	447.3	903.7	(456.4)	(50.5)%
Handysize	2,680.6	3,244.7	(564.1)	(17.4)%

Total	10,650.3	12,320.8	(1,670.5)	(13.6)%

Operating days (3)
Capesize	2,164.9	2,351.5	(186.6)	(7.9)%
Panamax	869.1	1,411.3	(542.2)	(38.4)%
Ultramax	719.4	722.8	(3.4)	(0.5)%
Supramax	3,584.7	3,622.0	(37.3)	(1.0)%
Handymax	406.2	841.2	(435.0)	(51.7)%
Handysize	2,671.0	3,228.4	(557.4)	(17.3)%

Total	10,415.3	12,177.2	(1,761.9)	(14.5)%

Fleet utilization (4)
Capesize	94.3%	100.0%	(5.7)%	(5.7)%
Panamax	97.6%	99.7%	(2.1)%	(2.1)%

	For the Six Months Ended
	June 30,		Increase
	2017	2016	(Decrease)	% Change
Ultramax	99.4%	99.3%	0.1%	0.1%
Supramax	99.3%	98.5%	0.8%	0.8%
Handymax	90.8%	93.1%	(2.3)%	(2.5)%
Handysize	99.6%	99.5%	0.1%	0.1%

Fleet average	97.8%	98.8%	(1.0)%	(1.0)%

	For the Six Months Ended
	June 30,		Increase
	2017	2016	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$9,280	$2,333	$6,947	297.8%
Panamax	6,959	3,624	3,335	92.0%
Ultramax	7,977	4,971	3,006	60.5%
Supramax	6,951	3,901	3,050	78.2%
Handymax	6,906	2,746	4,160	151.5%
Handysize	6,696	4,179	2,517	60.2%

Fleet average	7,458	3,622	3,836	105.9%

Daily vessel operating expenses (6)
Capesize	$4,672	$4,799	$(127)	(2.6)%
Panamax	4,545	4,496	49	1.1%
Ultramax	4,395	4,555	(160)	(3.5)%
Supramax	4,415	4,715	(300)	(6.4)%
Handymax	4,269	4,399	(130)	(3.0)%
Handysize	3,967	4,219	(252)	(6.0)%

Fleet average	4,364	4,542	(178)	(3.9)%

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Voyage revenues (in thousands)	$45,370	$31,460	$83,619	$51,590
Voyage expenses (in thousands)	951	3,074	4,192	6,970
	44,419	28,386	79,427	44,620
Total available days	5,263.6	6,146.3	10,650.3	12,320.8
Total TCE rate	$8,439	$4,618	$7,458	$3,622

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

Operating Data

The following tables represent the operating data for the three and six months ended June 30, 2017 and 2016 on a consolidated basis.

	For the Three Months Ended
	June 30,
	2017	2016	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$45,370	$31,460	$13,910	44.2%
Service revenues	—	414	(414)	(100.0)%

Total revenues	45,370	31,874	13,496	42.3%

Operating Expenses:
Voyage expenses	951	3,074	(2,123)	(69.1)%
Vessel operating expenses	23,852	28,538	(4,686)	(16.4)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,570 and $5,442, respectively)	5,752	11,589	(5,837)	(50.4)%
Technical management fees	1,871	2,264	(393)	(17.4)%
Depreciation and amortization	18,185	19,686	(1,501)	(7.6)%
Other operating income	—	(182)	182	(100)%
Impairment of vessel assets	3,339	67,594	(64,255)	(95.1)%
(Gain) loss on sale of vessels	(1,343)	77	(1,420)	100.0%

Total operating expenses	52,607	132,640	(80,033)	(60.3)%

Operating loss	(7,237)	(100,766)	93,529	(92.8)%
Other expense	(7,276)	(9,726)	2,450	(25.2)%

Loss before reorganization items, net	(14,513)	(110,492)	95,979	(86.9)%
Reorganization items, net	—	(65)	65	(100.0)%

Loss before income taxes	(14,513)	(110,557)	96,044	(86.9)%
Income tax expense	—	(96)	96	(100.0)%

Net loss	$(14,513)	$(110,653)	$96,140	(86.9)%

Net loss per share - basic	$(0.42)	$(15.32)	$14.90	(97.3)%
Net loss per share - diluted	$(0.42)	$(15.32)	$14.90	(97.3)%
Weighted average common shares outstanding - basic	34,430,766	7,221,735	27,209,031	376.8%
Weighted average common shares outstanding - diluted	34,430,766	7,221,735	27,209,031	376.8%

EBITDA (1)	$10,898	$(83,891)	$94,789	(113.0)%

	For the Six Months Ended
	June 30,
	2017	2016	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$83,619	$51,590	$32,029	62.1%
Service revenues	—	1,225	(1,225)	(100.0)%

Total revenues	83,619	52,815	30,804	58.3%

Operating Expenses:
Voyage expenses	4,192	6,970	(2,778)	(39.9)%
Vessel operating expenses	48,736	57,665	(8,929)	(15.5)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $2,281 and $10,928, respectively)	10,661	22,158	(11,497)	(51.9)%
Technical management fees	3,852	4,550	(698)	(15.3)%
Depreciation and amortization	36,358	40,025	(3,667)	(9.2)%
Other operating income	—	(182)	182	100.0%
Impairment of vessel assets	3,339	69,278	(65,939)	(95.2)%
(Gain) loss on sale of vessels	(7,712)	77	(7,789)	(10,115.6)%

Total operating expenses	99,426	200,541	(101,115)	(50.4)%

Operating loss	(15,807)	(147,726)	131,919	(89.3)%
Other expense	(14,305)	(16,902)	2,597	(15.4)%

Loss before reorganization items, net	(30,112)	(164,628)	134,516	(81.7)%
Reorganization items, net	—	(160)	160	(100.0)%

Loss before income taxes	(30,112)	(164,788)	134,676	(81.7)%
Income tax expense	—	(350)	350	(100.0)%

Net loss	$(30,112)	$(165,138)	$135,026	(81.8)%

Net loss per share - basic	$(0.89)	$(22.87)	21.98	(96.1)%
Net loss per share - diluted	$(0.89)	$(22.87)	21.98	(96.1)%
Weighted average common shares outstanding - basic	33,965,835	7,220,265	26,745,570	370.4%
Weighted average common shares outstanding - diluted	33,965,835	7,220,265	26,745,570	370.4%

EBITDA (1)	$20,436	$(110,731)	$131,167	(118.5)%

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(14,513)	$(110,653)	$(30,112)	$(165,138)
Net interest expense	7,226	6,980	14,190	14,032
Income tax expense	—	96	—	350
Depreciation and amortization	18,185	19,686	36,358	40,025

EBITDA (1)	$10,898	$(83,891)	$20,436	$(110,731)

Results of Operations

The following tables set forth information about the current employment of the vessels in our fleet as of August 9, 2017:

	Year		Charter
Vessel	Built	Charterer	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	Swissmarine Services S.A.	February 2018	106% of BCI
Genco Tiberius	2007	Cargill International S.A.	September 2017	$10,500
Genco London	2007	Swissmarine Services S.A.	May 2018	98% of BCI	(3)
Genco Titus	2007	Louis Dreyfus Company Freight Asia Pte. Ltd.	September 2017	$12,000
Genco Constantine	2008	Cargill Ocean Transportation Pte. Ltd./Oldendorff GMBH & Co.	Aug./Sep. 2017	$8,750/$14,500	(4)
Genco Hadrian	2008	Swissmarine Services S.A.	August 2017	98.5% of BCI
Genco Commodus	2009	Swissmarine Asia Pte. Ltd.	January 2018	88% of BCI	(5)
Genco Maximus	2009	Trafigura Maritime Logistics Pte. Ltd.	August 2017	$11,000
Genco Claudius	2010	Louis Dreyfus Company Freight Asia Pte. Ltd.	September 2017	$13,000
Genco Tiger	2011	Uniper Global Commodities SE.	October 2017	$10,750
Baltic Lion	2012	Koch Shipping Pte. Ltd.	October 2017	$15,300	(6)
Baltic Bear	2010	Classic Maritime Inc./Trafigura Maritime Logistics Pte. Ltd.	Jul./Oct. 2017	$10,500/$10,750	(7)
Baltic Wolf	2010	Cargill International S.A.	February 2018	$15,350

Panamax Vessels
Genco Beauty	1999	Swissmarine Asia Pte. Ltd.	November 2017	$9,000	(8)
Genco Knight	1999	Cargill International S.A.	August 2017	$9,000	(9)
Genco Vigour	1999	Raffles Shipping International Pte. Ltd.	September 2017	$10,500	(10)
Genco Surprise	1998	Swissmarine Asia Pte. Ltd.	October 2017	$8,000	(11)
Genco Raptor	2007	Cofco Agri Freight Geneva, S.A./Golden Ocean Trading Ltd. Bermuda	Jul./Oct. 2017	$8,500/$9,650	(12)
Genco Thunder	2007	Swissmarine Services S.A.	August 2017	100% of BPI

Ultramax Vessels
Baltic Hornet	2014	Swissmarine Asia Pte. Ltd.	June 2018	113.5% of BSI
Baltic Wasp	2015	Pioneer Navigation Ltd.	July 2018	$11,000
Baltic Scorpion	2015	SK Shipping Co., Ltd.	September 2017	$2,700	(13)

Baltic Mantis	2015	Pioneer Navigation Ltd.	August 2017	115% of BSI

Supramax Vessels
Genco Predator	2005	Western Bulk Carriers A/S/Cargill International S.A.	Aug./Sep. 2017	$14,250/$13,000	(14)
Genco Warrior	2005	Centurion Bulk Pte. Ltd., Singapore/Western Bulk Carriers A/S	Aug./Sep. 2017	98.5% of BSI/$8,250	(15)
Genco Hunter	2007	Pioneer Navigation Ltd.	August 2017	104% of BSI
Genco Cavalier	2007	Bulkhandling Handymax A/S	November 2017	Spot Pool	(16)
Genco Lorraine	2009	Bulkhandling Handymax A/S	November 2017	Spot Pool	(16)
Genco Loire	2009	Bulkhandling Handymax A/S	November 2017	Spot Pool	(16)
Genco Aquitaine	2009	Gearbulk Pool Ltd., Norway	August 2017	$16,000	(17)
Genco Ardennes	2009	Norvic Shipping International Ltd./ED&F Man Shipping Ltd.	Aug./Sep. 2017	Backhaul/$9,000	(18)
Genco Auvergne	2009	Western Bulk Pte. Ltd., Singapore	August 2017	$9,350	(19)
Genco Bourgogne	2010	Clipper Sapphire Pool	August 2017	Spot Pool
Genco Brittany	2010	Clipper Bulk Shipping NV	August 2017	$3,500	(20)
Genco Languedoc	2010	Oldendorff Carriers GMBH & Co.	September 2017	$7,900	(21)
Genco Normandy	2007	Bulkhandling Handymax A/S	November 2017	Spot Pool	(16)
Genco Picardy	2005	Centurion Bulk Pte. Ltd., Singapore	October 2017	$9,000	(22)
Genco Provence	2004	Eastern Bulk A/S/Cam Negoce Paris	Jul./Oct. 2017	$11,600/Voyage	(23)
Genco Pyrenees	2010	Clipper Sapphire Pool/Ultrabulk A/S	Aug./Sep. 2017	Spot Pool/$6,000	(24)
Genco Rhone	2011	Sims Group Global Trade Corp./Marubeni Grain and Oilseeds Trading Asia Pte. Ltd.	Jul./Aug. 2017	Voyage	(25)
Baltic Leopard	2009	Bulkhandling Handymax A/S	November 2017	Spot Pool	(16)
Baltic Panther	2009	Bulkhandling Handymax A/S	November 2017	Spot Pool	(16)
Baltic Jaguar	2009	Oldendorff GMBH & Co./Cargill Americas Inc.	Aug./Sep. 2017	$3,350/Voyage	(26)
Baltic Cougar	2009	Bulkhandling Handymax A/S	November 2017	Spot Pool	(16)

Handymax Vessels
Genco Muse	2001	Centurion Bulk Pte. Ltd., Singapore	Jul./Sep. 2017	$10,250/$8,500	(27)

Handysize Vessels
Genco Progress	1999	Clipper Logger Pool	August 2017	Spot Pool
Genco Explorer	1999	Clipper Logger Pool/Xianglong Shipping Co., Ltd./Daiichi Chuo Kisen Kaisha	Jul./Aug./Oct. 2017	Spot Pool/$8,000/$4,000	(28)
Baltic Hare	2009	Clipper Logger Pool	August 2017	Spot Pool
Baltic Fox	2010	Clipper Logger Pool	November 2017	Spot Pool
Genco Charger	2005	Clipper Logger Pool/Agriculture & Energy Carriers Ltd.	Aug./Nov. 2017	Spot Pool/$4,000	(29)
Genco Challenger	2003	Clipper Logger Pool/Clipper Bulk Shipping Pte. Ltd./Sun United Maritime Ltd.	Jul./Aug./Oct. 2017	Spot Pool/$5,000/$6,000	(30)
Genco Champion	2006	Clipper Logger Pool	November 2017	Spot Pool
Baltic Wind	2009	Ultrabulk A/S	September 2017	$9,000	(31)
Baltic Cove	2010	Clipper Bulk Shipping Ltd.	September 2017	$5,750
Baltic Breeze	2010	Clipper Bulk Shipping	August 2017	$8,000	(32)
Genco Ocean	2010	Thorco Bulk A/S	August 2017	$13,500	(33)
Genco Bay	2010	Clipper Bulk Shipping	September 2017	$8,000	(34)
Genco Avra	2011	Ultrabulk S.A.	August 2017	104% of BHSI
Genco Mare	2011	Pioneer Navigation Ltd.	September 2017	103.5% of BHSI
Genco Spirit	2011	Ultrabulk S.A.	September 2017	$8,500	(35)

(1)

The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)

Time charter rates presented are the gross daily charterhire rates before third-party brokerage commission generally ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3)

We have reached an agreement with Swissmarine Services S.A. on a time charter for 11 to 14.5 months at a rate based on 98% of the Baltic Capesize Index 5TC (BCI), as published by the Baltic Exchange, reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. The vessel delivered to charterers on June 19, 2017 after completion of drydocking for scheduled maintenance.

(4)

We have reached an agreement with Oldendorff GMBH & Co. on a time charter for approximately 45 days at a rate of $14,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel is expected to deliver to charterers on or about August 13, 2017.

(5)

We have agreed to an extension with Swissmarine Asia Pte. Ltd. on a time charter for 6.5 to 9.5 months at a rate on 88% of the BCI, as published in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. The extension began on June 26, 2017.

(6)

We have reached an agreement with Koch Shipping Pte. Ltd. on a time charter for 5 to 8.5 months at a rate of $15,300 per day except for the first 50 days in which the hire rate is $10,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on May 18, 2017.

(7)

We have reached an agreement with Trafigura Maritime Logistics Pte. Ltd. on a time charter for 3.5 to 7.5 months at a rate of $10,750 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 12, 2017.

(8)

We have reached an agreement with Swissmarine Asia Pte. Ltd. on a time charter for 3.5 to 6.5 months at a rate of $9,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on August 4, 2017 after completion of drydocking for scheduled maintenance. The vessel had redelivered to Genco on June 29, 2017.

(9)

We have reached an agreement with Cargill International S.A. on a time charter trip at a rate of $9,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 2, 2017 after repositioning. A ballast bonus was awarded after the repositioning period. The vessel redelivered to Genco on April 17, 2017 and then completed drydocking for scheduled maintenance.

(10)

We have reached an agreement with Raffles Shipping International Pte. Ltd. on a time charter for approximately 55 days at a rate of $10,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 10, 2017 after repositioning. A ballast bonus was awarded after the repositioning period. The vessel redelivered to Genco on May 26, 2017.

(11)

We have reached an agreement with Swissmarine Asia Pte., Ltd. on a time charter for 3.5 to 8.5 months at a rate of $8,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on June 18, 2017.

(12)

We have reached an agreement with Golden Ocean Trading Ltd. Bermuda on a time charter for approximately 60 days at a rate of $9,650 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on August 4, 2017 after repositioning. The vessel had redelivered to Genco on July 29, 2017.

(13)

We have reached an agreement with SK Shipping Co., Ltd. on a time charter for approximately 75 days at a rate of $2,700 per day. If the time charter exceeds 66 days then the hire rate will be $8,500 per day. Hire is paid every 15 days in advance less a 6.25% third-party brokerage commission. The vessel delivered to charterers on June 23, 2017.

(14)

We have reached an agreement with Cargill International S.A. on a time charter for approximately 40 days at a rate of $13,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel is expected to deliver to charterers on or about August 14, 2017 after repositioning. The vessel redelivered to Genco on August 1, 2017.

(15)

We have reached an agreement with Western Bulk Carriers A/S on a time charter for approximately 35 days at a rate of $8,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on August 1, 2017.

(16)

We have reached an agreement to enter these vessels into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. Genco can withdraw a vessel with three months’ notice.

(17)

We have reached an agreement with Gearbulk Pool Ltd., Norway on a time charter for approximately 40 days at a rate of $16,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 29, 2017 after repositioning. The vessel had redelivered to Genco on April 10, 2017.

(18)

We have reached an agreement with ED&F Man Shipping Ltd. on a time charter for approximately 25 days at a rate of $9,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel is expected to deliver to charterers on or about August 11, 2017.

(19)

We have reached an agreement with Western Bulk Pte. Ltd., Singapore on a time charter for 3 to 5.5 months at a rate of $9,350 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 19, 2017 after repositioning. The vessel had redelivered to Genco on March 16, 2017.

(20)

We have reached an agreement with Clipper Bulk Shipping NV on a time charter for approximately 50 days at a rate of $3,500. If the time charter exceeds 50 days then the hire rate will be $7,000 per day. Hire is paid every 15 days in advance less a 3.75% third-party broker commission. The vessel delivered to charterers on June 19, 2017.

(21)

We have reached an agreement with Oldendorff Carriers GMBH & Co. on a time charter for 3 to 5.5 months at a rate of $7,900 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on June 21, 2017.

(22)

We have agreed to an extension with Centurion Bulk Pte. Ltd., Singapore on a time charter at a rate of $9,000 per day. The minimum and maximum expiration dates of the time charter are October 1, 2017 and December 1, 2017, respectively. Hire is paid every 15 days in advance less a 5.00% third-party broker age commission.

(23)	We have reached an agreement with Cam Negoce Paris for one voyage for approximately 61 days.

(24)

We have reached an agreement with Ultrabulk A/S on a time charter for approximately 25 days at a rate of $6,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel is expected to deliver to charterers on or about August 10, 2017.

(25)	We have reached an agreement with Marubeni Grain and Oilseeds Trading Asia Pte. Ltd. for one voyage for approximately 35 days.

(26)	We have reached an agreement with Cargill Americas Inc. for one voyage for approximately 30 days.

(27)

We have agreed to an extension with Centurion Bulk Pte. Ltd. Singapore on a time charter for 2.5 to 5.5 months at a rate of $8,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The extension began on July 4, 2017.

(28)

We have reached an agreement with Daiichi Chuo Kisen Kaisha on a time charter for approximately 65 days at a rate of $4,000 per day. If the time charter exceeds 65 days then the hire rate will be $7,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel is expected to deliver to charterers on or about August 10, 2017 after repositioning.  The vessel had previously redelivered to Genco on August 6, 2017.

(29)

We have reached an agreement with Agriculture & Energy Carriers Ltd. on a time charter for approximately 65 days at a rate of $4,000 per day. If the time charter exceeds 67 days then the hire rate will be $7,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel is expected to deliver to charterers on or about August 27, 2017.

(30)

We have reached an agreement with Sun United Maritime Ltd. on a time charter for approximately 65 days at a rate of $6,000 per day. If the time charter extends beyond 65 days, the hire rate will be $7,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel is expected to deliver to charterers on or about August 17, 2017.

(31)

We have reached an agreement with Ultrabulk A/S on a time charter for 2.5 to 5.5 months at a rate of $9,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 23, 2017.

(32)

We have reached an agreement with Clipper Bulk Shipping on a time charter for 3 to 5.5 months at a rate of $8,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 15, 2017 after repositioning. The vessel had redelivered to Genco on February 21, 2017.

(33)

We have reached an agreement with Thorco Bulk A/S on a time charter for approximately 30 days at a rate of $13,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 2, 2017 after repositioning. The vessel had redelivered to Genco on June 19, 2017.

(34)

We have reached an agreement with Clipper Bulk Shipping on a time charter for 3 to 5.5 months at a rate of $8,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 28, 2017.

(35)

We have reached an agreement with Ultrabulk S.A. on a time charter for 2.5 to 5.5 months at a rate of $8,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on May 24, 2017.

Three months ended June 30, 2017 compared to the three months ended June 30 2016

VOYAGE REVENUES-

For the three months ended June 30 2017, voyage revenues increased by $13.9 million, or 44.2%, to $45.4 million as compared to $31.5 million for the three months ended June 30, 2016.  The increase in voyage revenues was primarily due to higher spot market rates achieved by the majority of our vessels partially offset by the operation of fewer vessels during the second quarter of 2017 as compared to the same period during 2016.

The average Time Charter Equivalent (“TCE”) rate of our fleet increased 82.7% to $8,439 a day for the three months ended June 30, 2017 from $4,618 a day for the three months ended June 30, 2016.  The increase in TCE rates was primarily due to higher spot rates achieved by the majority of the vessels in our fleet during the second quarter of 2017 as compared to the same period last year.  The freight market strength that materialized at the end of the first quarter of 2017 carried into the beginning of the second quarter as a result of record Chinese steel output, which led to heightened demand for seaborne iron ore and coal cargoes. Additionally, the South American grain season aided in supporting smaller class vessels. Towards the end of the quarter, the freight market came under pressure as the drybulk fleet expanded at a higher pace due to a significant year-over-year decline in demolition activity.

For the three months ended June 30, 2017 and 2016, we had 5,505.2 and 6,325.7 ownership days, respectively. The decrease in ownership days is a result of the sale of nine of our vessels during the fourth quarter of 2016 and the first half of 2017, in addition to the scrapping of one vessel during the second quarter of 2016.  Fleet utilization decreased to 96.6%  during the three months ended June 30, 2017 from 99.4% during the three months ended June 30, 2016 primarily as a result of 81.2 offhire days and 34.0 offhire days for the Genco Tiger and Baltic Lion, respectively, related to repairs completed to their main engine.

Refer to the “General” section above for further discussion of the repairs made to the Genco Tiger and Baltic Lion.

SERVICE REVENUES-

Service revenues consisted of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services included oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but did not include chartering services.  The services were provided for a fee of $650 per ship per day effective October 1, 2015 pursuant to the agency agreement entered into between Genco (USA).  There was no service revenue earned during the three months ended June 30, 2017 as MEP was dissolved effective December 31, 2016 and the remaining MEP vessels were sold during 2016.  The service revenue recorded during the three months ended June 30, 2016 consisted of $0.4 million of management fees.

VOYAGE EXPENSES-

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charterers.  There are certain other non-specified voyage expenses such as commissions which are typically borne by us. Voyage expenses include port and canal charges, fuel (bunker) expenses and brokerage commissions payable to unaffiliated third parties. Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the vessel owner. At the inception of a time charter, we record the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses and the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.  Additionally, we record the lower of cost or market adjustments to re-value the bunker fuel on a quarterly basis.

Voyage expenses decreased by $2.1 million from $3.1 million during the three months ended June 30, 2016 as compared to $1.0 million during the three months ended  June 30, 2017.  The decrease was primarily due to a difference of  $3.1 million between current year net bunker gains and prior year net bunker losses.  During the second quarter of 2017 the Company recorded $1.6 million of net bunker gains as compared to $1.5 million of net bunker losses during the second quarter of 2016 based on the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer.  This was a result of the overall increase in bunker prices.  This decrease was partially offset by a $1.0 million increase in bunker consumption during repositioning of our vessels during the second quarter of 2017.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $4.7 million from $28.5 million during the second quarter of 2016 to $23.9 million during the second quarter of 2017.  This decrease was primarily due to the operation of a smaller fleet as a result of the sale of nine vessels during the fourth quarter of 2016 and first half of 2017, in addition to the scrapping of one vessel during the second quarter of 2016.  Additionally, the decrease was due to lower expenses related to crewing and insurance, as well as the timing of purchases of stores partially offset by higher drydocking related expenses.

Daily vessel operating expenses decreased to $4,333 per vessel per day for the three months ended June 30, 2017 from $4,511 per day for the three months ended June 30, 2016.  The decrease in daily vessel operating expenses was predominantly due to lower expenses related to crewing and insurance, as well as the timing of purchases of stores, partially offset by higher drydocking related expenses.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended June 30, 2017 were $107 below the weighted-average budgeted rate of $4,440 per vessel per day for the entire year for the core fleet of 60 vessels.

Our vessel operating expenses, which generally represent fixed costs for each vessel, increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

GENERAL AND ADMINISTRATIVE EXPENSES-

We incur general and administrative expenses which relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, rent, legal, auditing and other professional expenses.  General and administrative expenses include nonvested stock amortization expense which represent the amortization of stock-based compensation that has been issued to our Directors and employees pursuant to Management Incentive Program (the “MIP”) and the 2015 Equity Incentive Plan, refer to Note 17 — Stock-Based Compensation in our Condensed Consolidated Financial Statements.  General and administrative expenses also include legal and professional fees associated with our credit facilities which are not capitalizable to deferred financing costs.

For the three months ended June 30, 2017 and 2016, general and administrative expenses were $5.8 million and $11.6 million, respectively.  The $5.8 million decrease was primarily due to a $3.9 million decrease in nonvested stock amortization expense.   Refer to Note 17 — Stock-Based Compensation in our Condensed Consolidated Financial Statements for further information.    The decrease in general and administrative expenses was also due to a $1.8 million decrease in financing related advisory and legal fees.

TECHNICAL MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.

For the three months ended June 30, 2017 and 2016, technical management fees were $1.9 million and $2.3 million, respectively.  The $0.4 million decrease was due to the sale of nine vessels during the fourth quarter of 2016 and first half of 2017, in addition to the scrapping of one vessel during the second quarter of 2016.

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

Depreciation and amortization expense decreased by $1.5 million to $18.2 million during the three months ended June 30, 2017 as compared to $19.7 million during the three months ended June 30, 2016.  This decrease was primarily due to a decrease in depreciation expense for the nine vessels which were deemed impaired at June 30, 2016 and were written down to their net realizable value at June 30, 2016.  These vessels were subsequently sold during the fourth quarter of 2016 and the first half of 2017.  Additionally, there was a decrease in depreciation for the Genco Marine which was scrapped on May 17, 2016.

OTHER OPERATING INCOME-

For the three months ended June 30, 2017 and 2016, other operating income was $0 and $0.2 million, respectively.  The decrease is primarily due to a payment of $0.2 million received from Samsun Logix Corporation as part of the cash settlement of the revised rehabilitation plan approved by the South Korean courts on April 8, 2016.  Refer to Note 16 — Commitments and Contingencies in our Condensed Consolidated Financial Statements for further information regarding the settlement.

IMPAIRMENT OF VESSEL ASSETS-

During the three months ended June 30, 2017 and 2016, we recorded $3.3 million and $67.6 million of impairment of vessel assets, respectively.  At June 30, 2017, we determined that the sum of the estimated undiscounted future cash flows attributable to the Genco Surprise did not exceed the carrying value of the vessel at June 30, 2017.  As such, we reduced the carrying value of the Genco Surprise to its fair market value as of June 30, 2017, which resulted in an impairment loss of $3.3 million during the three months ended June 30, 2017.

During the three months ended June 30, 2016, we recorded $67.6 million of impairment for nine of our vessels, the Genco Acheron, Genco Carrier, Genco Leader, Genco Pioneer, Genco Prosperity, Genco Reliance, Genco Success, Genco Sugar and Genco Wisdom, for which we had deemed that it was more likely than not would be scrapped.  These vessels were subsequently sold during the fourth quarter of 2016 and the first half of 2017.

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statement for further information.

(GAIN) LOSS ON SALE OF VESSELS-

During the second quarter of 2017, we recorded a net gain on sale of vessels of $1.3 million related primarily to the sale of the Genco Prosperity on May 16, 2017.  During the second quarter of 2016, we recorded a net loss on sale of vessels of $0.1 million related to the scrapping of the Genco Marine on May 17, 2016.

OTHER (EXPENSE) INCOME-

IMPAIRMENT OF INVESTMENT –

During the three months ended June 30, 2016, we recorded Impairment of investment of $2.7 million.  Prior to selling our remaining investment in Jinhui during the fourth quarter of 2016, we reviewed our investment in Jinhui for indicators of other-than-temporary impairment on a quarterly basis.  Based on our review, we deemed the investment in Jinhui to be other-than-temporarily impaired as of June 30, 2016. Refer to Note 5 — Investments in our Condensed Consolidated Financial Statements for further details.

NET INTEREST EXPENSE –

Net interest expense increased marginally by $0.2 million from $7.0 million during the three months ended June 30, 2016 to $7.2 million during the three months ended June 30, 2017.  Net interest expense during the three months ended June 30, 2017 and 2016 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The increase in net interest expense is primarily due to a $0.6 million increase in interest expense as a result of higher interest rates during the second quarter of 2017 as compared to the same period during 2016.  These increases were partially offset by a $0.3 million increase in interest income earned during the second quarter of 2017 as compared to the same period during 2016 primarily as a result of a higher cash balance due to proceeds from the equity issuance during the fourth quarter of 2016 and proceeds from the sale of vessels.    Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for information regarding our credit facilities and the equity issuance.

REORGANIZATION ITEMS, NET–

Reorganization items, net decreased to $0 during the three months ended June 30, 2017 from $0.1 million during the three months ended June 30, 2016.  These reorganization items include trustee fees and professional fees incurred after we emerged from bankruptcy on July 9, 2014 in relation to the Chapter 11 Cases.  The decrease is due to the winding down of settlement payments related to the Chapter 11 Cases.  As of December 31, 2016, all outstanding claims arising from the Chapter 11 Cases were settled.  Refer to Note 15 — Reorganization items, net in our Condensed Consolidated Financial Statements for further detail.

INCOME TAX EXPENSE-

Income tax expense decreased to $0 during the three months ended June 30, 2017 from $0.1 million during the three months ended June 30, 2016.  Income tax expense during the three months ended June 30, 2016 consisted of federal, state and local income taxes on net income earned by Genco (USA), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we provided technical management of vessels for MEP in exchange for specified fees for these services provided.  These services were provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) was subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.

The decrease in income tax expense during the three months ended June 30, 2017 as compared to the same period during the prior year is primarily due to a decrease in service revenue recorded by Genco (USA) which was earned from MEP as a result of the sale of MEP’s twelve vessels during 2016.  MEP was subsequently dissolved by December 31, 2016.  As such, there was no income tax recorded during the second quarter of 2017.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

VOYAGE REVENUES-

For the six months ended June 30, 2017, voyage revenues increased by $32.0 million, or 62.1%, to $83.6 million as compared to $51.6 million for the six months ended June 30, 2016.  The increase in voyage revenues was primarily due to higher spot market rates achieved by the majority of our vessels partially offset by the operation of fewer vessels during the six months ended June 30, 2017 as compared to the same period during 2016.

The average Time Charter Equivalent (“TCE”) rate of our fleet increased 105.9% to $7,458 a day for the six months ended June 30, 2017 from $3,622 a day for the six months ended June 30, 2016.  The increase in TCE rates was primarily due to higher rates achieved by our vessels during the six months ended June 30, 2017 as compared to the same period last year.

For the six months ended June 30, 2017 and 2016, we had 11,167.4 and 12,695.7 ownership days, respectively. The decrease in ownership days is a result of the sale of nine of our vessels during the fourth quarter of 2016 and the first half of 2017, in addition to the scrapping of one vessel during the second quarter of 2016.  Fleet utilization decreased to 97.8% during the six months ended June 30, 2017 from 98.8% during the six months ended June 30, 2016 primarily as a result of 83.5 offhire days and 34.0 offhire days for the Genco Tiger and Baltic Lion, respectively, related to repairs completed to their main engines.

Refer to the “General” section above for further discussion of the repairs made to the Genco Tiger and Baltic Lion.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services included oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but did not include chartering services.  The services were provided for a fee of $650 per ship per day effective October 1, 2015 pursuant to an agreement entered into between Genco (USA) and MEP.  There was no service revenue earned during the six months ended June 30, 2017 as MEP was dissolved effective December 31, 2016 and the remaining MEP vessels were sold during 2016.  The $1.2 million of service revenue recorded during the six months ended June 30, 2016 consisted of $0.9 million of management fees and $0.3 million of termination fees related to the sale of five MEP vessels.

VOYAGE EXPENSES-

Voyage expenses decreased by $2.8 million from $7.0 million during the six months ended June 30, 2016 as compared to $4.2 million during the six months ended June 30, 2017.  The decrease was primarily due to a difference of

$4.8 million between current year net bunker gains and prior year net bunker losses.  During the six months ended June 30, 2017 the Company recorded $1.1 million of net bunker gains as compared to $3.6 million of net bunker losses during the six months ended June 30, 2016 based on the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer.  This was a result of the overall increase in bunker prices.  This decrease was partially offset by a $1.8 million increase in bunker consumption during repositioning of our vessels during the six months ended June 30, 2017.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $9.0 million from $57.7 million during the six months ended June 30, 2016 to $48.7 million during the six months ended June 30, 2017.  This decrease was primarily due to the operation of a smaller fleet as a result of the sale of nine vessels during the fourth quarter of 2016 and first half of 2017, in addition to the scrapping of one vessel during the second quarter of 2016.  Additionally, the decrease was due to lower expenses related to crewing, insurance, as well as the timing of purchases of stores, partially offset by higher drydocking related expenses.

Daily vessel operating expenses decreased to $4,364 per vessel per day for the six months ended June 30, 2017 from $4,542 per day for the six months ended June 30, 2016.  The decrease in daily vessel operating expenses was predominantly due to lower expenses related to crewing and insurance, as well as the timing of purchases of stores and spares, partially offset by higher drydocking related expenses.    We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the six months ended June 30, 2017 were $76 below the weighted-average budgeted rate of $4,440 per vessel per day for the entire year for the core fleet of 60 vessels.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the six months ended June 30, 2017 and 2016, general and administrative expenses were $10.7 million and $22.2 million, respectively.  The $11.5 million decrease was primarily due to an $8.6 million decrease in nonvested stock amortization expense.  Refer to Note 17 — Stock-Based Compensation in our Condensed Consolidated Financial Statements for further information.  The decrease in general and administrative expenses was also due to a $2.7 million decrease in financing related advisory and legal fees.

TECHNICAL MANAGEMENT FEES-

For the six months ended June 30, 2017 and 2016, technical management fees were $3.9 million and $4.6 million, respectively.  The $0.7 million decrease was due to the sale of nine vessels during the fourth quarter of 2016 and first half of 2017, in addition to the scrapping of one vessel during the second quarter of 2016.

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

Depreciation and amortization expense decreased by $3.6 million to $36.4 million during the six months ended June 30, 2017 as compared to $40.0 million during the six months ended June 30, 2016.  This decrease was primarily due to a decrease in depreciation expense for the nine vessels which were deemed impaired at June 30, 2016 and were written down to their net realizable value at June 30, 2016.  These vessels were subsequently sold during the fourth quarter of 2016 and the first half of 2017.  Additionally, there was a decrease in depreciation for the Genco Marine which was scrapped on May 17, 2016.  These decreases were partially offset by an increase in drydocking amortization expense as a result of additional vessel drydocking during the six months ended June 30, 2017 as compared to the same period last year.

OTHER OPERATING INCOME –

For the six months ended June 30, 2017 and 2016, other operating income was $0 and $0.2 million, respectively.  The decrease is primarily due to a payment of $0.2 million received from Samsun Logix Corporation as part of the cash settlement of the revised rehabilitation plan approved by the South Korean courts on April 8, 2016.  Refer to Note 16 — Commitments and Contingencies in our Condensed Consolidated Financial Statements for further information regarding the settlement.

IMPAIRMENT OF VESSEL ASSETS -

During the six months ended June 30, 2017 and 2016, we recorded $3.3 million and $69.3 million of impairment of vessel assets, respectively.  At June 30, 2017, we determined that the sum of the estimated undiscounted future cash flows attributable to the Genco Surprise did not exceed the carrying value of the vessel at June 30, 2017.  As such, we reduced the carrying value of the Genco Surprise to its fair market value as of June 30, 2017, which resulted in an impairment loss of $3.3 million during the six months ended June 30, 2017.

During the six months ended June 30, 2016, we recorded $67.6 million of impairment for nine of our vessels, the Genco Acheron, Genco Carrier, Genco Leader, Genco Pioneer, Genco Prosperity, Genco Reliance, Genco Success, Genco Sugar, and Genco Wisdom, for which we had deemed that it was more likely than not would be scrapped.  These vessels were subsequently sold during the fourth quarter of 2016 and the first half of 2017.  Additionally, we recorded $1.7 million of impairment of vessel assets to adjust the net realizable value of the Genco Marine which was scrapped on May 17, 2016.

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

(GAIN) LOSS ON SALE OF VESSELS –

During the six months ended June 30, 2017, we recorded a net gain on sale of $7.7 million related primarily to the sale of the Genco Prosperity, Genco Success, Genco Carrier, Genco Reliance and Genco Wisdom for which the sales were completed during the first half of 2017.  During the six months ended June 30, 2016, we recorded a net loss on sale of vessels of $0.1 million related to the scrapping of the Genco Marine on May 17, 2016.

OTHER (EXPENSE) INCOME-

IMPAIRMENT OF INVESTMENT –

During the six months ended June 30, 2016, we recorded Impairment of investment of $2.7 million.  Prior to selling our remaining investment in Jinhui during the fourth quarter of 2016, we reviewed our investment in Jinhui for indicators of other-than-temporary impairment on a quarterly basis.  Based on our review, we deemed the investment in Jinhui to be other-than-temporarily impaired as of June 30, 2016. Refer to Note 5 — Investments in our Condensed Consolidated Financial Statements for further details.

NET INTEREST EXPENSE –

Net interest expense increased marginally by $0.2 million from $14.0 million during the six months ended June 30, 2016 to $14.2 million during the six months ended June 30, 2017.  Net interest expense during the six months ended June 30, 2017 and 2016 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The increase in net interest expense is primarily due to a $0.6 million increase in interest expense as a result of higher interest rates during the first half of 2017 as compared to the same period during 2016.  These increases were partially offset by a $0.4 million increase in interest income earned during the six months ended June 30, 2017 as compared to the same period during 2016 primarily as a result of a higher cash balance due to proceeds from the equity issuance during the fourth quarter of 2016 and proceeds from the sale of vessels.  Refer to Note 8 —

Debt in our Condensed Consolidated Financial Statements for information regarding our credit facilities and the equity issuance.

REORGANIZATION ITEMS, NET

Reorganization items, net decreased to $0 during the six months ended June 30, 2017 from $0.2 million during the six months ended June 30, 2016.  These reorganization items include trustee fees and professional fees incurred after we emerged from bankruptcy on July 9, 2014 in relation to the Chapter 11 Cases.  The decrease is due to the winding down of settlement payments related to the Chapter 11 Cases.  As of December 31, 2016, all outstanding claims arising from the Chapter 11 Cases were settled.  Refer to Note 15 — Reorganization items, net in our Condensed Consolidated Financial Statements for further detail.

INCOME TAX EXPENSE-

Income tax expense decreased to $0 during the six months ended June 30, 2017 from $0.4 million during the six months ended June 30, 2016.  Income tax expense during the six months ended June 30, 2016 consisted of federal, state and local income taxes on net income earned by Genco (USA), one of our wholly-owned subsidiaries.  Pursuant to an agency agreement, we provided technical management of vessels for MEP in exchange for specified fees for these services provided.  These services were provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) was subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.

The decrease in income tax expense during the six months ended June 30, 2017 as compared to the same period during the prior year is primarily due to a decrease in service revenue recorded by Genco (USA) which was earned from MEP as a result of the sale of MEP’s twelve vessels during 2016.  MEP was subsequently dissolved by December 31, 2016.  As such, there was no income tax recorded during the six months ended June 30, 2017.

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

On November 10, 2016, we entered into a senior secured loan facility for an aggregate principal amount of $400 million (the “$400 Million Credit Facility”) which was utilized to refinance our $100 Million Term Loan Facility, $253 Million Term Loan Facility, $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and 2015 Revolving Credit Facility, as defined in Note 8 — Debt in our Condensed Consolidated Financial Statements.  The $400 Million Credit Facility was subject to the completion of an equity financing satisfactory to the lenders with gross proceeds to us including the equity commitments as described in Note 8 — Debt in our Condensed Consolidated Financial Statements of at least $125 million and amendments of our other credit facilities on terms satisfactory to the lenders and other customary conditions.

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

At June 30, 2017, we believe we were in compliance with all financial covenants under the $400 Million Credit Facility, the 2014 Term Loan Facilities and the Restated $98 Million Credit Facility.

Excess cash from the collateralized vessels under our $400 Million Credit Facility are subject to a cash sweep.  The cash sweep will be 100% of excess cash flow through December 31, 2018, 75% through December 31, 2020 and the lesser of 50% of excess cash flow or an amount that would reflect a 15-year average vessel age repayment profile thereafter; provided no prepayment under the cash sweep is required from the first $10 million in aggregate of the prepayments otherwise required under the cash sweep. As of June 30, 2017, the amount of our aggregate excess cash flow was approximately $5.2 million.  If our revenues and expenses for the second quarter were to remain at such levels, we anticipate that our aggregate excess cash flow would exceed $10 million as early as the third quarter of 2017 and excess cash would be payable under the cash sweep during the fourth quarter of 2017.

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

Cash Flow

Net cash used in operating activities for the six months ended June 30, 2017 and 2016 was $0.6 million and $41.2 million, respectively.  Included in the net loss during the six months ended June 30, 2017 and 2016 are $3.3 million and $72.0 million of non-cash impairment charges, respectively. Also included in the net loss during the six months ended June 30, 2017 and 2016 are $2.3 million and $10.9 million, respectively, of non-cash amortization of nonvested stock compensation related to the Company’s equity incentive plans. There was also a gain on sale of vessels in the amount of $7.7 million due to the sale of five vessels and paid in kind interest of $3.0 million related to the $400 Million Credit Facility during the six months ended June 30, 2017. Depreciation and amortization expense for the six months ended June 30, 2017 decreased by $3.7 million primarily due to the operation of fewer vessels during the first half of 2017 as well as the revaluation of ten of our vessels to their estimated net realizable value during the first half of 2016. Additionally, the fluctuation in prepaid expense and other current assets decreased by $8.8 million due to the timing of prepaid payments made and the hull and machinery insurance claims for repairs of the Genco Tiger and Baltic Lion.  Lastly, there was a $4.2 million increase in deferred drydocking costs incurred because there were more vessels that completed drydocking during the six months ended June 30, 2017 as compared to the same period during 2016.  This was offset by an increase in the fluctuation in accounts payable and accrued expenses of $2.9 million due to the timing payments.

Net cash provided by investing activities was $17.0 million during the six months ended June 30, 2017 as compared to $3.7 million during the six months ended June 30, 2016.  The increase is primarily due to $13.6 million increase in the proceeds from the sale of five vessels during the six months ended June 30, 2017 as compared to the scrapping of one vessel during the six months ended June 30, 2016. Additionally, there was a $1.8 million decrease in deposits of restricted cash during the six months ended June 30, 2017 primarily as a result of the release of restricted cash for required capital expenditures for our vessels.  These increases were partially offset by a decrease of $2.4 million for the proceeds from the sale of available-for-sale securities for the six months ended June 30, 2016.

Net cash used in financing activities was $2.7 million and $26.9 million during the six months ended June 30, 2017 and 2016, respectively.  Net cash used in financing activities of $2.7 million for the six months ended June 30, 2017 consisted primarily of the following:  $1.1 million payment of Series A Preferred Stock issuance costs; $1.4 million repayment of debt under the 2014 Term Loan Facilities; and $0.2 million repayment of debt under the $400 Million Credit Facility.  Net cash used in financing activities of $26.9 million for the six months ended June 30, 2016 consisted primarily of the following: $10.2 million repayment of debt under the $253 Million Term Loan Facility, $6.0 million repayment of debt under the $148 Million Credit Facility, $3.8 million repayment of debt under the $100 Million Term Loan Facility, $3.3 million repayment of debt under the 2015 Revolving Credit Facility, $1.4 million repayment of debt under $44 Million Term Loan Facility, $1.4 million repayment of debt under the 2014 Term Loan Facilities; and $0.8 million repayment of debt under the $22 Million Term Loan Facility.  On November 15, 2016, the $400 Million Credit Facility refinanced the following six credit facilities: the $253 Million Term Loan Facility, the $148 Million Credit Facility, the $100 Million Term Loan Facility, the 2015 Revolving Credit Facility, the $44 Million Term Loan Facility and the $22 Million Term Loan Facility.

Credit Facilities

Refer to the 2016 10-K for a summary and description of our outstanding credit facilities, including the underlying financial and non-financial covenants, which are incorporated herein by reference.  On November 10, 2016, we entered into the $400 Million Credit Facility which refinanced the following six of our credit facilities on November 15, 2016: the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, the 2015 Revolving Credit Facility, the $44 Million Term Loan Facility, the $148 Million Credit Facility and the $22 Million Term Loan Facility.

Refer to Note 8 —Debt in our Condensed Consolidated Financial Statements for information regarding agreements and waivers that were entered into, in addition to the terms and fees associated with those agreements.

At June 30, 2017, we believed we were in compliance with all of the financial covenants under the $400 Million Credit Facility, the Restated $98 Million Credit Facility and the 2014 Term Loan Facilities.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At June 30, 2017 and December 31, 2016, we did not have any interest rate swap agreements.  As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  In determining the fair value of interest rate derivatives, we would consider the creditworthiness of both the counterparty and ourselves immaterial. Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations.  Amounts would not and should not be identical due to the different modeling assumptions.  Any material differences would be investigated.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charterers and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of June 30, 2017 and December 31, 2016.

Contractual Obligations

The following table sets forth our contractual obligations and their scheduled maturity dates as of June 30, 2017.  The table incorporates the employment agreement entered into in September 2007 with our Chief Executive Officer and President, John C. Wobensmith, which was amended on March 23, 2017.  The interest and borrowing fees and scheduled credit agreement payments below reflect the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities, as well as other fees associated with the facilities.  For the interest and scheduled credit agreement payments for the $400 Million Credit Facility, we have assumed that we will elect that 1.50% of the interest expense will be paid in-kind (“PIK interest”) through December 31, 2018, of which will be payable on the maturity date of the facility, November 15, 2021. Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for further information regarding the terms of the aforementioned credit facilities.  The following table also incorporates the future lease payments associated with the lease for our current space.  Refer to Note 16 — Commitments and Contingencies in our Condensed Consolidated Financial Statements for further information regarding the terms of our current lease agreement.

		Less Than	One to	Three to
		One	Three	Five	More than
	Total	Year (1)	Years	Years	Five Years
	(U.S. dollars in thousands)
Credit Agreements	$535,122	$2,994	$56,365	$461,269	$14,494
Interest and borrowing fees	101,910	11,480	50,099	39,179	1,152
Executive employment agreement	149	149	—	—	—
Office leases	17,044	538	3,146	4,460	8,900
Totals	$654,225	$15,161	$109,610	$504,908	$24,546

(1)	Represents the six-month period ending December 31, 2017.

Interest expense has been estimated using 1.30% plus the applicable margin of 3.75% for the $400 Million Credit Facility, 6.125% for the $98 Million Credit Facility and 2.50% for the 2014 Term Loan Facilities.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of 60 drybulk vessels, including 13 Capesize drybulk carriers, six Panamax drybulk carriers, four Ultramax drybulk carriers, 21 Supramax drybulk carriers, one Handymax drybulk carriers and 15 Handysize drybulk carriers.

As previously announced, we have initiated a fuel efficiency upgrade program for certain of our vessels. We believe this program will generate considerable fuel savings going forward and increase the future earnings potential for these vessels. The upgrades have been successfully installed on 16 of our vessels, which completed their respective planned drydockings during 2014 and 2015.  We did not install fuel efficiency upgrades on any vessels during 2016.  During the second quarter of 2017 we installed the fuel efficiency upgrade on the Genco London for approximately $0.2 million during its planned drydocking.

Under U.S. Federal law and 33 CFR, Part 151, Subpart D, U.S. approved ballast water treatment systems will be required to be installed in all vessels at the first out of water drydocking after January 1, 2016 if these vessels are to discharge ballast water inside 12 nautical miles of the coast of the U.S. U.S. authorities did not approve ballast water treatment systems until December 2016. Therefore, the USCG has granted us extensions for our vessels with 2016 drydocking deadlines until January 1, 2018; however, an alternative management system (“AMS”) may be installed in lieu. For example, in February 2015, the USCG added Bawat to the list of ballast water treatment systems that received AMS acceptance. An AMS is valid for five years from the date of required compliance with ballast water discharge standards, by which time it must be replaced by an approved system unless the AMS itself achieves approval. We had applied for a supplement to this application for vessels drydocking in 2016 in order get a further extension to the vessels’ next scheduled drydockings in year 2021.  We have received extensions on most of the applications and we are awaiting the USCG’s formal notice of approval for certain vessels.  The cost of these systems will vary based on the size of the vessel, and the Company estimates the cost of the systems to be $1.0 million for Capesize, $0.8 million for Panamax, $0.8 million for Supramax, $0.7 million for Handymax and $0.7 million for Handysize vessels. Any newbuilding vessels that we acquire will have at least an AMS installed when the vessel is being built. Additionally, for our vessels scheduled to drydock in 2017 and 2018, the USCG has granted an extension that enables us to defer installation to the next scheduled out of water drydocking.  In addition, on September 8, 2016, the BWM Convention was ratified and had an original effective date of September 8, 2017.  On July 7, 2017, the effective date of the BWM Convention was extended two years to September 8, 2019.  This will require vessels to have ballast water treatment systems installed to coincide with the vessels’ next IOPP renewal survey after September 8, 2019.   In order for a vessel to trade in U.S. waters, it must

be compliant with the installation date as required by the USCG as outlined above. The costs of ballast water treatment systems will be capitalized and depreciated over the remainder of the life of the vessel, assuming the system the Company installs becomes approved by both the IMO and the USCG. These amounts would be in addition to the amounts budgeted for drydocking below.

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet. We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, and scheduled off-hire days for our fleet through 2018 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2017 (July 1 - December 31, 2017)	$4.1	100
2018	$3.4	80

The costs reflected are estimates based on drydocking our vessels in China. Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.  These costs do not include drydock expense items that are reflected in vessel operating expenses or potential costs associated with the installation of ballast water treatment systems and fuel efficiency upgrades as noted above.

Actual length of drydocking will vary based on the condition of the vessel, yard schedules and other factors.  Higher repairs and maintenance expense during drydocking for vessels which are over 15 years old typically result in a higher number of off-hire days depending on the condition of the vessel.

During the six months ended June 30, 2017 and 2016, we incurred a total of $5.3 million and $1.1 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

Ten of our vessels completed drydockings during the six months ended June 30, 2017. Additionally, there was one drydocking that began in June 2017 and crossed over into July 2017.  We estimate that a total of five of our vessels, including the aforementioned vessel for which the drydocking was in progress at June 30, 2017, will be drydocked during the remainder of 2017 and four of our vessels will be drydocked during 2018.

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

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2016 10-K.  Excluding the three Bourbon vessels we resold immediately upon delivery to MEP at our cost, we have sold thirteen of our vessels since our inception and realized a profit in each instance, with the exception of the Genco Marine which was scrapped on May 17, 2016.  Additionally, we incurred a $53.8 million loss from the forfeiture of our deposit and related interest when we determined to cancel an acquisition of six drybulk newbuildings in November 2008.

During the three and six months ended June 30, 2017, we recorded a loss of $3.3 million related to the impairment of vessel assets for the Genco Surprise.  At June 30, 2017, we determined that the future undiscounted cash flows did not exceed the net book value for the Genco Surprise; therefore we adjusted the value of the Genco Surprise to its fair market value which resulted in an impairment loss of $3.3 million.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

During the three and six months ended June 30, 2016, we recorded losses of $67.6 million and $69.3 million, respectively, related to the impairment of vessel assets.  There was $67.6 million of impairment expense recorded during the three and six months ended June 30, 2016 for nine of our vessels, the Genco Acheron, Genco Carrier, Genco Leader, Genco Pioneer, Genco Prosperity, Genco Reliance, Genco Success, Genco Sugar, and Genco Wisdom, for which we had determined it was more likely than not would be scrapped pursuant to the terms of the Commitment Letter that we entered into on June 8, 2016.  These vessels have been subsequently sold during the fourth quarter of 2016 and the first half of 2017.  Additionally, during the six months ended June 30, 2016, a $1.7 million impairment loss was recorded for the Genco Marine when we had determined that it was more likely than not that the vessel would be scrapped.  On April 5, 2016, the Board of Directors unanimously approved scrapping the Genco Marine and it was sold to a demolition yard and scrapped on May 17, 2016.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information which describes how we determined that these vessel assets were impaired.

Pursuant to our credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $400 Million Credit Facility, $98 Million Credit Facility and the 2014 Term Loan Facilities as of June 30 2017.  Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for further details. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the credit facilities.  For unencumbered vessels, we utilized the June 30, 2016 vessel valuations at December 31, 2016 as these vessels were impaired as of June 30, 2016 and vessels valuations were not obtained since.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at June 30, 2017 and December 31, 2016.  Vessels have been grouped according to their collateralized status as of June 30, 2017.  The carrying value of the Genco Surprise at June 30, 2017 and the carrying value of the Genco Carrier, Genco Prosperity, Genco Reliance, Genco Success and Genco Wisdom at December 31, 2016 reflect the impairment loss recorded for these vessels.

At June 30, 2017, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facilities as of the most recent compliance testing date were lower than their carrying values at June 30, 2017, with the exception of the Baltic Lion, Genco Tiger and the Genco Surprise (which was written down to its fair market value as noted above).  At December 31, 2016, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facilities as of the most recent compliance testing date were lower than their carrying values at December 31, 2016, with the exception of the five aforementioned vessels (Genco Carrier, Genco Prosperity, Genco Reliance, Genco Success and Genco Wisdom) which were unencumbered at December 31, 2016 and were written down to their estimated net realizable value as of June 30, 2016 it was determined the vessel assets were impaired.

The amount by which the carrying value at June 30, 2017 of all of the vessels in our fleet, with the exception of the three aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $3.4 million to $14.4 million per vessel, and $451.4 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2016 of all of the vessels in our fleet, with the exception of the five aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $4.3 million to $23.2 million per vessel, and $678.9 million on an aggregate fleet basis.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $7.9 million at June 30, 2017 and $11.3 million as of December 31, 2016.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	June 30,	December 31,
Vessels	Year Built	Acquired	2017	2016
Unencumbered
Genco Carrier	1998	2004	$—	1,614
Genco Prosperity	1997	2005	—	1,614
Genco Reliance	1999	2004	—	1,373
Genco Success	1997	2005	—	1,612
Genco Wisdom	1997	2005	—	1,614
TOTAL			$—	$7,827

$400 Million Credit Facility
Baltic Bear	2010	2010	42,628	43,595
Baltic Lion	2009	2013	32,697	33,320
Baltic Wolf	2010	2010	42,745	43,694
Genco Claudius	2010	2009	43,230	44,233
Genco Commodus	2009	2009	41,177	42,146
Genco Maximus	2009	2009	41,219	42,181
Genco Tiger	2010	2013	30,452	31,024
Genco Raptor	2007	2008	17,487	17,948
Genco Surprise	1998	2006	5,750	9,273
Genco Thunder	2007	2008	17,540	17,993
Baltic Mantis	2015	2015	28,503	29,032
Baltic Scorpion	2015	2015	28,245	28,773
Baltic Cougar	2009	2010	18,145	18,579
Baltic Jaguar	2009	2010	18,155	18,587
Baltic Leopard	2009	2009	18,124	18,561
Baltic Panther	2009	2010	18,133	18,568
Genco Aquitaine	2009	2010	18,719	19,165
Genco Ardennes	2009	2010	18,735	19,178
Genco Auvergne	2009	2010	18,925	19,368
Genco Bourgogne	2010	2010	19,816	20,279

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	June 30,	December 31,
Vessels	Year Built	Acquired	2017	2016
Genco Brittany	2010	2010	19,832	20,292
Genco Hunter	2007	2007	19,909	20,465
Genco Languedoc	2010	2010	19,843	20,302
Genco Loire	2009	2010	18,095	18,537
Genco Lorraine	2009	2010	18,073	18,519
Genco Normandy	2007	2010	16,510	16,945
Genco Picardy	2005	2010	17,466	18,036
Genco Provence	2004	2010	16,419	16,973
Genco Pyrenees	2010	2010	19,809	20,278
Genco Rhone	2011	2011	20,931	21,395
Genco Warrior	2005	2007	17,431	18,010
Genco Muse	2001	2005	11,990	12,512
Baltic Breeze	2010	2010	18,683	19,112
Baltic Cove	2010	2010	18,621	19,059
Baltic Fox	2010	2013	18,217	18,661
Baltic Hare	2009	2013	17,160	17,591
Baltic Wind	2009	2010	17,662	18,092
Genco Avra	2011	2011	19,721	20,164
Genco Bay	2010	2010	18,620	19,061
Genco Challenger	2003	2007	10,782	11,193
Genco Explorer	1999	2004	7,384	7,778
Genco Mare	2011	2011	19,747	20,187
Genco Ocean	2010	2010	18,667	19,100
Genco Progress	1999	2005	7,364	7,761
Genco Spirit	2011	2011	19,783	20,216
TOTAL			$949,144	$975,736

$98 Million Credit Facility
Genco Constantine	2008	2008	39,000	40,020
Genco Augustus	2007	2007	36,721	37,741
Genco London	2007	2007	35,889	36,572
Genco Titus	2007	2007	36,004	36,917
Genco Tiberius	2007	2007	36,648	37,663
Genco Hadrian	2008	2008	38,855	39,794
Genco Knight	1999	2005	9,674	10,144

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	June 30,	December 31,
Vessels	Year Built	Acquired	2017	2016
Genco Beauty	1999	2005	9,782	10,234
Genco Vigour	1999	2004	9,807	10,255
Genco Predator	2005	2007	17,447	18,023
Genco Cavalier	2007	2008	16,461	16,905
Genco Champion	2006	2008	13,615	14,044
Genco Charger	2005	2007	12,704	13,116
TOTAL			$312,607	$321,428

2014 Term Loan Facilities
Baltic Hornet	2014	2014	26,666	27,178
Baltic Wasp	2015	2015	26,919	27,431
TOTAL			$53,585	$54,609

Consolidated Total			$1,315,336	$1,359,600

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, we would record a loss in the amount of the difference.  Refer to Note 2 — Summary of Significant Accounting Policies and Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements for information regarding the sale of vessel assets and the classification of the vessel assets held for sale as of December 31, 2016.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  At June 30, 2017 and December 31, 2016, we did not have any interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  During the three and six months ended June 30, 2017 and 2016, we were subject to the following interest rates on the outstanding debt under our credit facilities:

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

A 1% increase in LIBOR would result in an increase of $2.6 million in interest expense for the six months ended June 30, 2017.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  As of June 30, 2017 and December 31, 2016, we did not have any derivative financial instruments.

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

Investments

We held investments in equity securities of Jinhui, which were classified as available for sale (“AFS”) under Accounting Standards Codification 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”).  Pursuant to guidance in ASC 320-10, changes between our cost basis in these securities and their market value were recognized as an adjustment to their carrying values with an offsetting adjustment to AOCI at each reporting date.  Prior to the sale of our remaining shares of Jinhui during the fourth quarter of 2016, we reviewed the carrying value of such investments on a quarterly basis to determine if there were any indicators of other-than-temporary impairment in accordance with ASC 320-10.  Based on our review as of June 30, 2016, we deemed our investment in Jinhui to be other-than-temporarily impaired due to the duration and severity of the decline in its market value versus its cost basis and the absence of the intent and ability to recover the initial carrying value of the investment.  During the three and six months ended June 30, 2016, a total loss of $2.7 million has been recorded as impairment of investment in our Condensed Consolidated Statement of Operations.  Refer to Note 5 — Investments in the Condensed Consolidated Financial Statements.

ITEM 4.        CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

On June 28, 2017, plaintiffs moved the Appellate Division to extend the time to perfect the appeal to October 2, 2017.

ITEM 6.  EXHIBITS

The list of exhibits on the accompanying Exhibit Index are incorporated into this Item 6 by reference.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: August 10, 2017	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: August 10, 2017	By:	/s/ Apostolos Zafolias
Apostolos Zafolias
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(2)

3.3	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(3)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(4)

3.5	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(5)

3.6	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(1)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(1)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(1)

10.1	Form of Director Restricted Stock Unit Agreement dated as of May 17, 2017.(*)

10.2

Consent Letter dated as of June 1, 2017 under the Credit Agreement, dated as of November 10, 2016, by and among Genco Shipping & Trading Limited, the Lenders party thereto from time to time,

and Nordea Bank AB (publ), New York Branch, as Administrative Agent and Security Agent.(*)

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

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2017 and 2016 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the six months ended June 30, 2017 and 2016 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

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